Form 10-Q
period 1993-12-26
UNIFI INC
filed 1994-02-04
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                     December 26, 1993

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                       to

  Commission File Number                       1-10542

                                   UNIFI, INC.
               (Exact name of registrant as specified its charter)

           New York                                       11-2165495
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

  P.O. Box 19109 - 7201 West Friendly Road
  Greensboro, NC                                             27419
  (Address of principal executive offices)                 (Zip Code)

                                (910) 294-4410
               (Registrant's telephone number, including area code)
                                 Same
               (Former name, former address and former fiscal year,
                          if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

            Class                          Outstanding at December 26, 1993
  Common Stock, par value $.10 per share          70,481,937 Shares







                             UNIFI, INC.
                Consolidated Condensed Balance Sheets

                                                         Dec 26,     Jun 27,
                                                          1993         1993
                                                       (Unaudited)  (Audited)
		                                                     (Amounts in Thousands)
  ASSETS

  Current Assets:
   Cash and Cash Equivalents                             $44,221    $76,093
   Short-Term Investments                                $85,680   $119,848
   Accounts Receivable, Net                             $163,475   $200,678
  Inventories:
     Raw Material/Supplies                               $32,749    $41,498
     Work in Process                                      11,619     13,181
     Finished Goods                                       50,680     50,295
                                                         $95,048   $104,974
   Prepaid Expenses/Deposits                              $3,269     $3,321
         Total Current Assets                           $391,693   $504,914
  Property, Plant and Equipment, Net                     513,941    468,291
  Investments in Affiliates                               10,053     11,040
  Other Assets                                            33,937     33,204
         Total Assets                                   $949,624 $1,017,449

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Notes Payable                                          $5,165     $4,664
   Accounts Payable                                       58,017    121,492
   Accrued Expenses                                       41,657     45,179
   Income Taxes                                           10,832     13,364
         Total Current Liabilities                      $115,671   $184,699
  Long-Term Debt                                        $230,000   $250,241
  Deferred Income Taxes                                  $28,691    $36,956
  Shareholders' Equity
   Common Stock                                           $7,048     $7,034
   Capital in Excess of Par                              201,536    196,133
   Retained Earnings                                     372,877    348,821
   Cumulative Translation Adjustment                     (6,108)    (5,515)
   Reserve for Investments                                  (91)      (920)
         Total Shareholders' Equity                     $575,262   $545,553
         Total Liabilities and Shareholder's Equity     $949,624 $1,017,449

  See Accompanying Notes to Consolidated Condensed Financial Statements






                                   UNIFI, INC.
                   Consolidated Condensed Statements of Income
                                   (Unaudited)


                                   For the Quarter Ended For the 6 Months Ended
                                    Dec 26,     Dec 27,      Dec 26,   Dec 27,
                                      1993       1992         1993     1992
                                   (Amounts in Thousands Except Per Share Data)

  Net Sales                          $351,516   $347,591   $676,871   $681,097

  Cost and Expenses:
   Cost of Goods Sold                $298,952   $281,536   $578,582   $556,175
   Selling, General &                  10,185     10,144     19,758     18,750
     Administrative Expense
   Interest Expense                     4,186      8,176      9,279     14,331
   Interest Income                    (2,007)    (4,677)    (4,720)    (7,475)
   Other (Income) Expense               (268)        133       (64)      (538)
                                     $311,048   $295,312   $602,835   $581,243

  Income Before Income Taxes          $40,468    $52,279    $74,036    $99,854

  Provision for Income Taxes           16,107     19,405     29,863     37,269

  Net Income                          $24,361    $32,874    $44,173    $62,585

  Per Share Data:
   Primary                              $0.34      $0.47      $0.62      $0.89
   Fully Diluted                        $0.34      $0.45      $0.61      $0.86

  Cash Dividends Per Share              $0.14      $0.10      $0.28      $0.20

  Average Shares Outstanding:
   Primary                             71,027     70,625     71,059     70,564
   Fully Diluted                       78,806     78,447     78,824     78,353



  See Accompanying Notes to Consolidated Condensed Financial Statements







                                   UNIFI, INC.
                  Consolidated Condensed Statements of Cash Flow
                                   (Unaudited)


                                       For the Six Months Ended
                                          Dec 26,     Dec 27,
                                          1993         1992
                                         (Amounts in Thousands)

  Cash Provided by Operating Activities    $52,048    $87,574

  Investing Activities:

   Capital Expenditures                  $(79,373)  $(66,930)
   Notes Receivable                           (42)         24
   Purchase of Investments                     (4)   (61,868)
   Sale of Investments                      34,168    (3,813)
                                         $(45,251) $(132,587)
  Financing Activities:
   Issuance of Common Stock                   $419        $35
   Borrowing of Debt                         7,453      6,160
   Repayment of Debt                      (27,194)    (1,698)
   Cash Dividend                          (19,331)   (11,908)
                                         $(38,653)   $(7,411)
  Currency Translation Adjustment            $(15)      $(59)

  Increase (Decrease) in Cash            $(31,871)  $(52,483)

  Cash and Cash Equivalents - Beginning     76,092    139,047

  Cash and Cash Equivalents - Ending       $44,221    $86,564






  See Accompanying Notes to Consolidated Condensed Financial Statements






                                   UNIFI, INC.
               Notes to Consolidated Condensed Financial Statements


  The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at December 26, 1993 and the results of operations and cash flows for the periods ended December 26, 1993 and December 27, 1992. Such adjustments consisted of normal recurring items. The Company has reclassified certain prior year information to conform with the current year presentation. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

  Income Taxes

  Deferred income taxes arise primarily from timing differences between financial and tax reporting associated with depreciable assets.

  The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the results of foreign subsidiaries that are taxed at rates below those of U.S. operations. The current periods were not significantly impacted by foreign operations; therefore, the current periods' rates approach the statutory rate. Foreign earnings were more significant last year and helped to lower the effective rate.

  The increase in the statutory rate from 34% to 35%, such change being retroactive to January 1, 1993, has been provided for in the current periods and was not material to the results of the periods.

  Per Share Information

  Earnings per common share are computed on the basis of the number of shares outstanding, adjusted for the dilutive effect of stock options outstanding.

  The Convertible Notes do not meet the test of a common stock equivalent, accordingly, conversion of these notes is only assumed for the calculation of the fully diluted earnings per share.






  Computation of the average shares outstanding (in 000's):


                                       Quarters Ended      Six Months Ended
                                     Dec. 26,  Dec. 27,  Dec. 26,  Dec. 27,
                                       1993      1992      1993      1992

  Average Shares Outstanding            70,340    69,627    70,387    69,564
  Add:  Dilutive Options                   593       998       672     1,000
  Primary Average Shares                71,027    70,625    71,059    70,564
  Incremental Shares Arising from
     Full Dilution Assumption            7,779     7,822     7,765     7,789
  Average Shares Assuming
     Full Dilution                      78,806    78,447    78,824    78,353


  Computation of net income for per share data (in 000's):


                                      Quarters Ended     Six Months Ended
                                     Dec. 26,  Dec. 27,  Dec. 26,  Dec. 27,
                                       1993      1992      1993      1992

  Net Income - Primary                 $24,361   $32,874   $44,173   $62,585
  Add:  Convertible Subordinated
     Interest Net of Tax                 2,113     2,194     4,216     4,313
  Net Income Assuming Full
      Dilution                         $26,474   $35,068   $48,389   $66,898


  Common Stock

  On January 20, 1994, the Company's Board of Directors declared a cash dividend of 14 cents per share payable to shareholders of record on February 3, 1994, payable on February 10, 1994.







                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors which have affected the Company's operations and material changes in financial condition during the periods included in the accompanying consolidated condensed financial statements.

  Results of Operations

  Net sales increased from $347.6 million  to $351.5 million in  the quarter or
  1.1 percent and decreased in the six month period from $681.1 million in 1992 to $676.9 million in 1993 or 0.6 percent. We experienced volume increases of
  6.6 percent for the quarter and 4.0 percent for the year-to-date period over the prior year periods. Second quarter capacity utilization rates improved in all domestic operations. The major plant expansions in our undyed polyester and spun yarn facilities were nearly complete as the quarter ended.

  Despite some volume recovery in the quarter, the primary markets served by our spun yarn operations remained sluggish at best. Lower overall demand, coupled with the additional yarn sales capacity, has caused margins to erode. Sales of our nylon and covered yarn products to the ladies' hosiery market showed increasing strength as the quarter progressed, while demand in our polyester operations, fueled by demand in our automotive, home furnishings and export categories.

  We also experienced better demand in our European businesses in the quarter and operations continue to run at capacity; however, we continue to be impacted by changes in currency relationships and an overall market still suffering from overcapacity.

  Our average net sales price, based on the average product mix, decreased 5.1 percent in the current quarter and decreased 4.4 percent for the current six month period. We continue to experience price pressure in our spun yarn and export markets serviced from the U.S. and in the markets serviced by our foreign operations.

  Cost of goods sold increased from $281.5 million in last year's second quarter to $299.0 million in this year's quarter or 6.2 percent. The six month period increased from $556.2 million to $578.6 million or 4.0 percent. Cost of goods sold, as a percentage of net sales, increased from 81.0 percent last year to 85.1 percent during the quarter. For the six months, cost of goods sold climbed from 81.7 percent to 85.5 percent of net sales.

  Based on our average product mix, raw material prices decreased in both the current periods; however, the declines were not sufficient to offset the decreases mentioned above involving net sales prices. Fixed manufacturing costs increased slightly in both the current periods as a result of capacity additions and upgrades in many of our divisions. We will shortly have start-up expenses behind us and these plants can push costs to expected levels. These capacity improvements contributed to the sales volume increases previously mentioned.






  Selling, general and administrative expenses as a percentage of net sales remained unchanged between the quarters at 2.9 percent. For the six month periods we experienced a slight increase from 2.8 percent in 1992 to 2.9 percent in 1993. Actual expense was also unchanged in Dollar terms between the quarters. For the six month period expense increased from $18.8 million in 1992 to $19.9 million in 1993. The increase derives from volume gains in sales and from the process of consolidating administrative functions resulting from recent mergers.

  Interest expense decreased from $8.2 million in the 1992 quarter to $4.2 million in the current quarter. The same holds true for the six month periods as interest expense decreased from $14.3 million to $9.3 million in the current period. The Company has used cash reserves generated from operations and the issuance of the subordinated debentures in prior periods to eliminate the debt of merged companies and thereby lower the overall interest costs of the consolidated group. As these reserves have decreased for the payment of debt, our investment base has also declined. As a result, interest income has decreased from $4.7 million in last year's second quarter to $2.0 million in the current quarter. For the six month period, interest income has declined from $7.5 million to $4.7 million in the current period. When interest expense and income are combined, net interest costs decreased from $3.5 million to $2.2 million in the quarter and from $6.9 million to $4.6 million in the current six month period.

  Other income and expense were insignificant in all periods presented.

  The effective tax rate has increased from 37.1 percent to 39.8 percent in the current quarter and has increased from 37.3 percent to 40.3 percent for the current six month period. The increase is attributable to the increase in the U.S. Federal tax rate in the current year and the reduction in earnings of foreign subsidiaries that are taxed at rates lower than U.S. rates.

  Earnings per share decreased from $.47 per share to $.34 per share in the current quarter and decreased from $.89 per share to $.62 for the current six month period.

  Financial Condition

  We ended the current quarter with working capital of $276.0 million of which $129.9 million represents cash and short-term investments. This compares with working capital of $324.9 million and cash reserves of $195.9 million at year end. Net income and noncash expenses generated cash equivalents of $82.9 million in the six month period. Net receivables and net payables decreased due to seasonal and timing differences between the Company's June year end and the December quarter end. We also experienced a decrease in inventories from $105.0 million at year end to $95.0 million at quarter end. The Company's inventories can fluctuate substantially from month to month. Due to the commodity nature of our raw materials, the Company can make adjustments to inventory levels as deemed necessary in a relatively short time period.

  The primary sources of cash funds continue to be operations and the Company's access to debt and equity markets. The primary uses of funds during the current six months were capital expenditures for the previously mentioned capacity expansions and upgrades totaling $79.4 million, repayment of debt less short-term borrowings reducing debt by $19.7 million and the payment of the Company's cash dividends of $19.3 million. During this time period the Company generated $34.2 million from the sale of short-term investments to supplement cash generated from operations to cover the aforementioned cash outlays. Management believes the current financial position of the Company in connection with its operations and it access to debt and equity markets are sufficient to meet its anticipated capital expenditure, strategic acquisition and working capital needs.

  Total shareholders' equity increased from $545.6 at yearend to $575.3 million at quarterend. Net book value per share was $8.16 at December 26, 1993.






                                   UNIFI, INC.

                           Part II - OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of Security Holders

          The Shareholders of the Company at their Annual Meeting held on the 21st day of October, 1993 considered and voted upon an amendment to the Certificate of Incorporation increasing the number of authorized shares of capital stock of the Company to 500 million shares and the election of four (4) Class 2 Directors and one(1) Class 3 Director of the Company.

          The proposed amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Capital Stock to 500 million shares was adopted by the shareholders of the Company with 54,161,197 shares of the 70,340,687 issued and outstanding shares of the company being more than fifty percent (50%) of the shares entitled to vote at the meeting, voting in favor, 514,469 shares voting against the amendment and 103,654 shares abstaining from voting.

          The Shareholders elected management's nominees for the four (4) Class 2 Directors to serve until the Annual Meeting of the Shareholders in 1996, or until their successors are elected and qualified, and the one
          (1) Class 3 Director to serve until the Annual Meeting of the Shareholders in 1994, or until his successor is elected and qualified as follows:


                                 Votes in      Votes
          Names of Director       Favor        Against    Abstaining

  Class 2: Charles R. Carter    59,622,574                156,846
           Jerry W. Eller       59,483,652                195,768
           Kenneth G. Langone   59,624,911                154,509
           Lord Eric Sharp      59,623,099                156,321

  Class 1: George R. Perkins    59,625,127                154,293


          The information set forth under the  heading "Election of Directors"
          on pages  2-5  of   the  Definitive  Proxy Statement  filed  with  the
          Commission since the close of the registrant's fiscal year ending June 27, 1993 is incorporated herein by reference.

          The shareholders  at their  Annual Meetings  in 1991  elected Class  3
          Directors and in 1992 elected Class 1 Directors to serve until the Annual Meeting of the Shareholders in 1994 and 1995 respectively, or until their successors are elected and qualified, the following persons were elected and still serving as Class 3 and Class 1 Directors of the Company:








             Class 3                               Class 1

          William J. Armfield IV                Donald F. Orr
          William T. Kretzer                    Timotheus R. Phol
          G. Allen Mebane                       Robert A. Ward
                                                G. Alfred Webster

  Item 6. Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K have been filed during the quarter ended December 26, 1993.






                                UNIFI, INC.

                                SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.










  Date:   2/2/94                                 ROBERT A. WARD
                                              Robert A. Ward
                                              Executive Vice President-
                                              Financial and Administration (Mr.
                                              Ward is the Principal Financial
                                              and Accounting Officer and has
                                              been duly authorized to sign on
                                              behalf of the Registrant.)






  Date:   2/2/94                                 GREGG H. LOWE
                                              Gregg H. Lowe
                                              Vice President and
                                              Corporate Controller