Form 10-Q
period 1994-03-27
UNIFI INC
filed 1994-05-05
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                     March 27, 1994

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

                  Class                      Outstanding at March 27, 1994
  Common Stock, par value $.10 per share          70,491,722 Shares

                                   UNIFI, INC.
                      Consolidated Condensed Balance Sheets

                                              Mar 27, 1994 Jun 27, 1993
                                              (Unaudited)  (Audited)
  ASSETS                                      (Amounts in Thousands)
  Current Assets:

  Cash and Cash Equivalents                      $54,013    $76,093
  Short-Term Investments                         $77,833   $119,848
  Accounts Receivable, Net                      $190,273   $200,678
  Inventories:
  Raw Material/Supplies                          $40,648    $41,498
  Work in Process                                 12,954     13,181
  Finished Goods                                  53,455     50,295
                                                $107,057   $104,974
  Prepaid Expenses/Deposits                       $5,003     $3,321
  Total Current Assets                          $434,179   $504,914
  Property, Plant and Equipment, Net             515,519    468,291
  Investments in Affiliates                       10,413     11,040
  Other Assets                                    32,016     33,204
  Total Assets                                   992,127  1,017,449

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
  Notes Payable                                    3,797      4,664
  Accounts Payable                                78,266    121,492
  Accrued Expenses                                51,560     45,179
  Income Taxes                                     9,844     13,364
  Total Current Liabilities                      143,467    184,699
  Long-Term Debt                                 230,000    250,241
  Deferred Income Taxes                           30,913     36,956
  Shareholders' Equity
  Common Stock                                     7,049      7,034
  Capital in Excess of Par                       201,615    196,133
  Retained Earnings                              385,763    348,821
  Cumulative Translation Adjustment              (5,849)    (5,515)
  Reserve for Investments                          (831)      (920)
  Total Shareholders' Equity                     587,747    545,553
  Total Liabilities and Shareholders' Equity     992,127  1,017,449

  See Accompanying Notes to Consolidated Condensed Financial Statements

                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                              For the Quarter Ended   For the Nine Months Ended
                                 Mar 27,     Mar 28,    Mar 27,     Mar 28,
                                  1994        1993       1994        1993
                                 (13 Weeks)  (13 Weeks) (39 Weeks)  (39 Weeks)

                   (Amounts in Thousands Except Per Share Data)

  Net Sales                      $346,059    $361,995  $1,022,930  $1,043,369

  Cost and Expenses:
  Cost of Goods Sold             $295,470    $291,674    $874,052    $847,849
  Selling, General &
    Administrative Expense         10,661       9,103      30,419      28,130
  Interest Expense                  4,432       5,645      13,711      19,976
  Interest (Income)               (1,029)     (2,373)     (5,749)     (9,848)
  Other (Income) Expense          (1,358)     (3,737)     (1,422)     (4,275)
                                  308,176     300,312     911,011     881,832

  Income Before Income Taxes       37,883      61,683     111,919     161,537

  Provision for Income Taxes       15,129      23,414      44,992      60,683

  Net Income                       22,754      38,269      66,927     100,854

  Per Share Data:
  Primary                            0.32        0.54        0.94        1.43
  Fully Diluted                      0.32        0.51        0.93        1.37

  Cash Dividends Per Share           0.14        0.11        0.42        0.31

  Average Shares Outstanding:
  Primary                          71,027      70,922      71,048      70,684
  Fully Diluted                    78,780      78,707      78,810      78,471


  See Accompanying Notes to Consolidated Condensed Financial Statements

                                   UNIFI, INC.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                         For the Nine Months Ended

                                         Mar. 27,       Mar. 28,
                                           1994           1993

                                             (Amounts in Thousands)

  Cash Provided by Operating Activities     $81,645        $128,052

  Investing Activities:
  Capital Expenditures                    $(98,994)      $(108,491)
  Sale of Capital Assets                      3,061             122
  Purchase of Investments                      (62)        (69,372)
  Sale of Investments                        43,015          15,904
                                          $(53,944)      $(161,837)
  Financing Activities:
  Issuance of Common Stock                     $499           $(43)
  Borrowing of Debt                           7,453          22,997
  Repayment of Debt                        (28,545)         (1,507)
  Cash Dividend                            (29,198)        (18,475)
                                          $(49,791)          $2,972

  Currency Translation Adjustment               $10        $(1,545)

  Increase (Decrease) in Cash             $(22,080)       $(32,358)

  Cash and Cash Equivalents - Beginning      76,093         139,047

  Cash and Cash Equivalents - Ending        $54,013        $106,689








  See Accompanying Notes to Consolidated Condensed Financial Statements

                                   UNIFI, INC.
               Notes to Consolidated Condensed Financial Statements


  The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at March 27, 1994 and the results of operations and cash flows for the periods ended March 27, 1994 and March 28, 1993. Such adjustments consisted of normal recurring items. The Company has reclassified certain prior year information to conform with the current year presentation. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

  Computation of the average shares outstanding (in 000's):

                              Quarters Ended      Nine Months Ended

                                   Mar. 27,    Mar. 28,   Mar. 27,    Mar. 28,
                                     1994        1993       1994        1993
  Average Shares Outstanding         70,482      69,953     70,419      69,694
  Add:  Dilutive Options                545         969        629         990
  Primary Average Shares             71,027      70,922     71,048      70,684
  Incremental Shares Arising from
     Full Dilution Assumption         7,753       7,785      7,762       7,787
  Average Shares Assuming
     Full Dilution                   78,780      78,707     78,810      78,471

  Computation of net income for per share data (in 000's):

                               Quarters Ended     Nine Months Ended
                                   Mar. 27,    Mar. 28,   Mar. 27,    Mar. 28,
                                     1994        1993       1994        1993
  Net Income - Primary              $22,754     $38,269    $66,927    $100,854
  Add:  Convertible Subordinated
     Interest Net of Tax              2,111       2,205      6,332       6,518
  Net Income Assuming Full
      Dilution                      $24,865     $40,474    $73,259    $107,372

  Common Stock

  On April 28, 1994, the Company's Board of Directors declared a cash dividend of 14 cents per share payable to shareholders of record on May 12, 1994, payable on May 19, 1994.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors which have affected the Company's operations and material changes in financial condition during the periods included in the accompanying consolidated condensed financial statements.

  Results of Operations

  Net sales decreased from $362.0 million to $346.1 million in the quarter or
  4.4 percent and decreased in the nine month period from $1.043 billion in 1993 to $1.023 billion in 1994 or 2.0 percent. We experienced volume increases of 2.8 percent for the quarter and 3.6 percent for the year-to-date period over the prior year periods. Our average net sales price, based on the overall product mix, decreased 7.0 percent in the current quarter and decreased 5.3 percent for the current nine month period.

  In the quarter, unit volume was strong in our domestic polyester business and improved in our spun yarn business. Demand from the automotive, home upholstery and export markets led the way for our polyester business, while a recovery in the fleece, tee shirt and women's apparel markets firmed up orders for our spun yarn products. However, margins in the spun yarn area remain down from year-ago levels due to escalating raw material prices and erratic retail demand.

  Sales of our nylon and covered yarn products to the ladies' hosiery market were not as strong as in the previous quarter. Sales at the retail level have been down and adjustments in running schedules were made accordingly. Sales of nylon and covered yarns into the sock and apparel areas remained steady and we look for improvement in the next quarter.

  The business environment in Europe is improving slowly and we continue to make progress in the areas of quality, product differentiation, and market position. Polyester operations ran at capacity in the quarter.

  Cost of sales increased from $291.7 million in last year's third quarter to $295.5 million in this year's quarter or 1.3 percent. The nine month period increased from $847.8 million to $874.1 million or 3.1 percent. Cost of sales, as a percentage of net sales, increased from 80.6 percent last year to
  85.4 percent during the quarter. For the nine months, cost of sales climbed from 81.3 percent to 85.4 percent of net sales.

  Based on our average product mix, raw material prices decreased in both the current periods; however, the declines were not sufficient to offset the decreases mentioned above involving net sales prices. Manufacturing costs were unchanged in the current quarter. Fixed manufacturing costs increased slightly in the current nine month period as a result of capacity additions and upgrades in many of our divisions. These capacity improvements contributed to the sales volume increases previously mentioned.

  Selling, general and administrative expenses as a percentage of net sales increased from 2.5 percent to 3.1 percent in the current quarter. For the nine month periods we experienced an increase from 2.7 percent in 1993 to 3.0 percent in 1994. During the quarter actual expense increased from $9.1 million to $10.7 million. For the nine month period expense increased from $28.1 million in 1993 to $30.4 million in 1994. The growth in expenditures was due to the volume increases previously mentioned and the current period's consolidation of administrative functions resulting from earlier mergers. S,G&A expenses, when expressed as a percentage of net sales, also increased due to the current periods having fewer net sales dollars even though we experienced increases in sales volume.

  Interest expense decreased from $5.6 million in the 1993 quarter to $4.4 million in the current quarter. The same holds true for the nine month periods as interest expense decreased from $20.0 million to $13.7 million in the current period. The Company has used cash reserves generated from operations and the issuance of the subordinated debentures in prior periods to eliminate the debt of merged companies and thereby lower the overall interest costs of the consolidated group. As these reserves have decreased for the payment of debt, our investment base has also declined. As a result, interest income has decreased from $2.4 million in last year's third quarter to $1.0 million in the current quarter. For the nine month period, interest income has declined from $9.8 million to $5.7 million in the current period

  Other (income) expense represents income in all periods presented. Other income decreased from $3.7 million to $1.4 million or $2.3 million during the current quarter and decreased from $4.3 million to $1.4 million or $2.9 million during the current nine month period. Last year's periods included a pretax gain of approximately $4.0 million on the sale of an affiliate. The current periods amounts include gains on sale of property and equipment and a gain reported by a 45 percent owned affiliate from the disposal of an investment.

  Our effective tax rate was 39.94% in the current quarter as compared with 37.96% in the prior quarter. For the year-to-date periods, the rate was 40.20% and 37.57% in 1994 and 1993, respectively. The higher rates of the current periods are due to taxable earnings of foreign subsidiaries comprising a smaller percentage of total consolidated pretax income in the current periods. Foreign earnings are normally taxed at rates lower than US rates. The current periods also reflect the higher US statutory rate that became effective in the current year.

  Earnings per share decreased from $.54 per share to $.32 per share in the current quarter and decreased from $1.43 per share to $.94 for the current nine month period.

  Financial Condition

  We ended the current quarter with working capital of $290.7 million of which $131.8 million represents cash and short-term investments. This compares with working capital of $320.2 million and cash reserves of $195.9 million at year end. Net receivables and net payables decreased due to seasonal and timing differences between the Company's June year end and the March quarter end.

  The primary sources of cash funds continue to be operations and the Company's access to debt and equity markets. The primary uses of funds during the current nine months were capital expenditures for the previously mentioned capacity expansions and upgrades totaling $99.0 million, the reduction of net long-term debt by $21.1 million and the payment of the Company's cash dividends of $29.2 million. During this time period the Company generated $43.0 million from the sale of short-term investments to supplement cash generated from operations to cover the aforementioned cash outlays. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet its anticipated capital expenditure, strategic acquisition and working capital needs.

  Total shareholders' equity increased from $545.6 million at year end to $587.7 million at quarterend. Net book value per share was $8.34 at March 27, 1994.

                                   UNIFI, INC.

                           Part II - OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K have been filed during the quarter ended March 27, 1994.

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






  Date:                                       GREGG H. LOWE
                                              Gregg H. Lowe
                                              Vice President and
                                              Corporate Controller