Form 10-K
period 1994-06-26
UNIFI INC
filed 1994-09-21
CIK 100726

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                          [FEE REQUIRED]

For the fiscal year ended                     Commission File
       June 26, 1994                          Number 1-10542
- - - --------------------------                    ---------------
                            UNIFI, INC.
- - - -------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

           New York                               11-2165495
- - - -------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

     7201 West Friendly Avenue
    Greensboro, North Carolina                        27410
- - - ---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone no., including a/c:     (910) 294-4410
                                               --------------
Securities registered pursuant to Section 12(b) of the Act:
                                           Name of Each Exchange
        Title of Class                     On Which Registered
- - - --------------------------------------  ------------------------
Common Stock, par value $.10 per share   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
                                                           -----
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.          Yes  X       No
                                  -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    [   ]
                                                             -----
Aggregate market value of the voting stock held by nonaffiliates of
the Registrant as of August 5, 1994:      $1,495,847,815
                                          --------------

Number of shares outstanding as of August 5, 1994:   70,452,432
                                                     ----------
                    Documents Incorporated By Reference

Portions of the Annual Report to shareholders of Unifi, Inc. for the fiscal year ended June 26, 1994, are incorporated by reference into Parts I and II hereof.

Portions of the definitive Proxy Statement for the Annual Meeting of the shareholders of Unifi, Inc., to be held on October 20, 1994, are incorporated by reference into Part III.

Exhibits, Financial Statement Schedules and Reports on Form 8-K index is located on pages IV-1 through IV-5.









































                             PART I


ITEM 1.  BUSINESS:

     Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the "Company" or "Unifi"), is engaged predominantly in the business of processing yarns by: texturing of synthetic filament polyester and nylon fiber; and spinning of cotton and cotton blend fibers.

     The Company's texturing operation mainly involves purchasing partially oriented yarn (POY), which is either raw polyester or nylon filament fiber, from chemical manufacturers and using high speed machines to draw, heat and twist the POY to produce yarns having various physical characteristics, depending upon its ultimate end-use. The Company's spinning operation mainly involves the spinning on either open-end or ring equipment of cotton, cotton and undyed synthetic blends, and cotton and pre-dyed polyester blends into yarns of different strengths and thickness.

     The Company currently sells textured polyester yarns, nylon yarns, dyed yarns, covered yarns, spun yarns made of cotton, cotton and un-dyed synthetic blends, and cotton and pre-dyed polyester blends domestically and internationally to weavers and knitters who produce fabrics for the apparel, industrial, hosiery, home furnishing, auto upholstery, activewear, and underwear markets.

     On August 18, 1993, the Company concluded an agreement with the principals of Pioneer Yarn Mills, Inc., Pioneer Spinning, Inc., Edenton Cotton Mills, Inc., and Pioneer Cotton Mill, Inc., (the "Pioneer Corporations"), all of which are affiliated privately-held North Carolina corporations, where through a Triangular Merger, the Pioneer Corporations would merge into Unifi Spun Yarns, Inc., a wholly-owned subsidiary of Unifi ("USY"). The Pioneer Corporations' primary products included spun yarns made solely of cotton, although two of the Pioneer Corporations' plants have or will have the capability of adding synthetic blends.

     The Company, internationally, has manufacturing facilities in Letterkenny, County Donegal, Republic of Ireland, which texturizes polyester, as well as producing its own polymer (POY).









                               I-1


           SOURCES AND AVAILABILITY OF RAW MATERIALS:

     A.  POY.  The primary suppliers of POY to the Company are E.
I. DuPont de Nemours and Company, Hoechst Celanese Corporation, and Wellman Industries, with the majority of the Company's POY being supplied by DuPont. Although the Company is heavily dependent upon a limited number of suppliers, the Company has not had and does not anticipate any material difficulty in obtaining its raw POY.

     B. Cotton. The Company buys its cotton, which is a commodity and is traded on established markets, from brokers such as Dunavant Enterprises, HoHenBerg Brothers Co., Staple Cotton, and Stahel (America). The Company has not had and does not anticipate any material difficulty in obtaining cotton.

     PATENTS AND LICENSES: The Company currently has several patents and registered trademarks, including the following:

                                                       DATE  ISSUED
PATENT TITLE/DESCRIPTION           PAT/APP. NO.        OR APPLIED
- - - ---------------------------        -------------      -------------
Yarn Package Cover                 080,654                06/18/93

Wallpaper Backing              1,317,705 (Canada)         05/18/93

Nylon/Lycra Composit Yarn        5,237,808                08/24/93

Polyester Substrate (Vinyl)      5,063,108                11/05/91

Polyester Substrate (Vinyl)      5,043,208                08/27/91

Continuous Multi-Filament        4,935,293                06/19/90
Polyester Substrate

Wallpaper Backing                4,925,726                05/15/90

Wallpaper Backing                4,874,019                10/17/89

Wallpaper Backing                  325,028                07/26/89
                              (United Kingdom)

Friction Discs For False-        4,129,980                12/19/78
Twist Head

Apparatus for Restarting         4,125,229                11/14/78
a Broken Thread or Yarn
Strand During a Winding
Process

Safety Guard for the Blade       4,086,698                05/02/78
of Carton Openers

                                   I-2

                              REGISTRATION/       DATE REGISTRATION
TRADEMARK NAME                SERIAL NO.                 FILED
- - - -----------------------       -------------       ----------------
Unifi                             299,227             07/28/92
Quality Through Pride
(Stylized)

Unifi                             261,913             04/02/92

Unifi (Stylized)                  261,912             04/02/92

Trifi                           1,703,349             07/28/92

Mactex                          1,511,013             11/01/88

Bi-Dye                          1,105,160             06/19/84

     The Company does not have any patents, trademarks, licenses, or franchises which are material to its business as a whole.

     CUSTOMERS: The Company in fiscal year ended June 26, 1994, sold textured and spun yarns to approximately 1,000 customers, one customer's purchases were approximately 12% of the net sales during said period, the ten largest customers accounted for approximately 30% of the total sales and the Company does not believe that it is dependent on any one customer.

     BACKLOG: The Company, other than in connection with certain foreign sales and for textured yarns that are package dyed according to customers' specifications, does not manufacture to order. The Company's products can be used in many ways and can be thought of in terms of a commodity subject to the laws of supply and demand and, therefore, does not have what is considered a backlog of orders. In addition, the Company does not consider its products to be seasonal ones.

















                               I-3
     COMPETITIVE CONDITIONS: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells high-volume commodity products, pricing is highly competitive with product quality and customer service being essential for differentiating the competitors within the industry. Product quality insures manufacturing efficiencies for the customer. The Company's polyester and nylon yarns, dyed yarns, covered yarns and cotton and cotton blend yarns compete with a number of other domestic producers of such yarns. In the sale of polyester filament yarns major competitors are Atlas Yarn Company, Inc., Burlington Industries, Inc. and Milliken & Company, in the sale of nylon yarns, dyed yarns, and covered yarns major competitors are Glen Raven Mills, Inc., Jefferson Mills, Inc., Spanco Yarns, Inc., Regal Manufacturing Company and Spectrum Dyed Yarns, Inc., and in the sale of cotton and cotton blend yarns major competitors are Parkdale Mills, Inc., Avondale Mills, Inc., Harriett & Henderson, Mayo Yarns, Inc. and TNS Mills, Inc..

     RESEARCH AND DEVELOPMENT: The estimated amount spent during each of the last three fiscal years on Company-sponsored and Customer-sponsored research and development activities is considered immaterial.

     COMPLIANCE WITH CERTAIN GOVERNMENT REGULATIONS: Management of the Company believes that the operation of the Company's production facilities and the disposal of waste materials are substantially in compliance with applicable laws and regulations.

     EMPLOYEES: The number of employees of the Company is approximately 6,000 full-time employees.

     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC INTERNATIONAL OPERATIONS AND EXPORT SALES: The information included under the heading "Business Segments and Foreign Operations" on page 19 of the Annual Report of the Company to the Shareholders for the fiscal year ended June 26, 1994, is incorporated herein by reference. In addition, on September 9, 1994, the Company completed the sale of its wholly-owned French subsidiary, Unifi Texturing, S.A. ("UTSA") located in St. Juliene, France, to Continental Fibre, Spa.

ITEM 2.  DESCRIPTION OF PROPERTY:

     The following table sets forth the location and general character of the principal plants and other physical properties (properties) of the Company, which contain approximately 6,775,370 sq. ft. of floor space. All properties are well maintained and in good operating condition.






                                    I-4
                        APPROXIMATE
LOCATION OF             AREA
FACILITY              (SQUARE FEET)   HOW HELD   TYPE OF OPERATION
- - - ------------------     -------------  ---------  --------------------
Yadkinville, NC         1,831,000      Owned     Texturizing of POY, ware-
                                                 housing and office space

Greensboro, NC            65,000       Leased    (1) Executive offices

Staunton, VA             424,000       Owned     Texturizing of POY, ware-
                                                 housing and office space

Letterkenny,             488,000       Owned     Production of filament
County Donegal,                                  polyester fiber, texturiz-
Ireland                                          ing facility, warehousing
                                                 and office space

Archdale, NC             122,000       Owned     (2) Production of covered
                                                 yarns and associated
                                                 warehousing

301 N. Hwy St.           160,000       Owned     (2) Production of covered
Madison, NC                                      yarns and associated
                                                 warehousing

Piedmont Street          504,000       Owned     (2) Texturizing of nylon
Madison, NC                                      and polyester, and associ-
                                                 ated warehousing

200 S Ayersville Rd.      79,000       Owned     (2) Transportational
Madison, NC                                      Terminal

Decatur Warehouse
Madison, NC               31,000       Owned     Nylon Warehouse

Ayersville Road          314,000       Owned     (2) Plant 1 - Texturizing
Mayodan, NC                                      of nylon, associated ware-
                                                 housing and office space

Ayersville Road          213,000       Owned     (2) Plant 5 - Production
Mayodan, NC                                      of covered yarns and asso-
                                                 ciated warehousing

Cardwell Road            130,000       Owned     (2) Dyeing facility
Mayodan, NC

Mayodan, NC              150,000       Owned     Central Distribution
CDC                                              Center

Vance Street Ext.        485,000       Owned     (2) Plants 2 & 4 - Textur-
Reidsville, NC                                   izing of polyester, dyeing
                                                 and associated warehousing

                                      I-5
SR 770 East              230,000       Owned     (2) Texturizing of nylon,
Stoneville, NC                                   production of covered yarn
                                                 and associated warehousing

Distribution Center       20,000       Owned     (2) Distribution Center
Fort Payne, AL                                   and Office Space

State Road 1366          151,000       Owned     (3) Spun Cotton Yarn Pro-
Booneville, NC                                   duction and office space

Oakland Avenue           211,000       Owned     (3) Spun Cotton Yarn Pro-
Eden, NC                                         duction and office space

Oakland Avenue           195,000       Owned     (3) Spun Cotton Yarn Pro-
Eden, NC                                         duction and office space

U.S. Route 311           214,000       Owned     (3) Spun Cotton Yarn Pro-
Walnut Cove, NC                                  duction and office space

400 West Franklin St.    172,000       Owned     (3) Spun Cotton Yarn Pro-
Mt. Pleasant, NC                                 duction and office space

420 Elliot               114,600       Owned     (4) Spun Cotton Yarn Pro-
Edenton, NC                                      duction and office space

2000 Boone Trail Road    137,850       Owned     (4) Spun Cotton Yarn Pro-
Sanford, NC                                      duction and office space

2000 Boone Trail Road     77,520       Owned     (4) Spun Cotton Yarn Pro-
Sanford, NC                                      duction and office space

1901 Boone Trail Road    245,200       Owned     (4) Spun Cotton Yarn Pro-
Sanford, NC                                      duction and office space

9480 Neuville Avenue      11,200       Owned     Nylon covered yarn and
Hickory, NC                                      cotton warehouse
















                                    I-6

     The Company leases sales offices and apartments in New York
City and Coleshill, England, and has a representative office in Tokyo, Japan.

(1) This property consists of a building containing approximately 65,000 square feet which is being used by the Company as its executive offices and is located on a tract of land containing approximately 8.99 acres and is known as 7201 West Friendly Avenue, Greensboro, North Carolina. This property is leased by Unifi, Inc. from NationsBank, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, and Wachovia Bank & Trust Company, N.A., Independent Trustee. In September, 1991, the Company exercised its option to extend the term of the lease on this property for five (5) years, through March 13, 1997. Reference is made to a copy of the lease agreement attached to the Registrant's Annual Report on Form 10-K as Exhibit (10d) for the year ended June 28, 1987 and which is by reference incorporated herein.

(2) Acquired pursuant to the merger of Macfield into Unifi on August 8, 1991.

(3)  Acquired pursuant to the Reverse Triangular Merger with USY
(formerly Vintage Yarns, Inc.) on April 23, 1993.

(4)  Acquired pursuant to the Triangular Merger of the Pioneer
Corporations into USY on August 18, 1993.

     The information included under Leases, Contingencies and Commitments on page 19 of the Annual Report to Shareholders for fiscal year ended June 26, 1994, is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS:

     The Company is not currently involved in any litigation which is considered as material, as that term is used in Item 103 of the Regulations S-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 26, 1994.






                              I-7



                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     (a)(c)  PRICE RANGE OF COMMON STOCK AND DIVIDENDS PAID.

     The information included under the heading "Market and Dividend Information" on page 23 of the Annual Report of Unifi,
Inc. to its shareholders for the year ended June 26, 1994, is incorporated herein by reference.

     (b)  Approximate Number of Equity Security Holders:

     Title of Class                  Number of Record Holders
   -----------------                 ------------------------
                                     (as of August 5, 1994)
                                     ------------------------
     Common Stock, $.10 par value              1,524
                                             ---------
      (c) CASH DIVIDEND POLICY. In April 1990, the Board of Directors of the Company adopted a resolution that it intended to pay a cash dividend in quarterly installments equal to approximately thirty percent (30%) of the earnings after taxes of the Company for the previous year, payable as hereafter declared by the Board of Directors. Prior to this action by the Board of Directors, the Company had since 1978 followed a policy of retaining earnings for working capital, acquisitions, capital expansion and modernization of existing facilities. The Company paid a quarterly dividend of $.14 per share on its common stock for each quarter of the 1994 fiscal year. The Board of Directors in July 1994, declared a cash dividend in the amount of $.10 per share on each issued and outstanding share of the common stock of the Company, payable on August 12, 1994, to shareholders of record at the close of business on August 5, 1994.

     (d) 6% CONVERTIBLE SUBORDINATED NOTES DUE MARCH 15, 2002. The information contained under the heading "Notes Payable/Long-Term Debt", regarding the Convertible Subordinated Notes, on page 18 of the Annual Report of Unifi, Inc. to its shareholders for the year ended June 26, 1994, is incorporated herein by reference. For additional information regarding the 6% Convertible Subordinated Notes Due 2002 reference is made to Exhibit (4b) of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA:

     The financial data for the five fiscal years included under the heading "Summary of Selected Data" on page 22 of the Annual
Report of Unifi, Inc. to its shareholders for the year ended June
26, 1994, is incorporated herein by reference.

                               II-1

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

     The information included under the heading "Management's Review and Analysis of Operations and Financial Position" on pages 20 and 21 of the Annual Report of Unifi, Inc. to its shareholders for the year ended June 26, 1994, is incorporated herein by reference. In addition, on September 9, 1994, the Company completed the sale of its wholly-owned French subsidiary, Unifi Texturing, S.A. ("UTSA") located in St. Juliene, France, to Continental Fibre, Spa.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The consolidated financial statements and notes beginning on page 19 and the information included under the heading "Quarterly Results" on page 22 of the Annual Report of Unifi, Inc. to its shareholders for the year ended June 26, 1994, are incorporated herein by reference.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE:

     The Company has not changed accountants nor are there any disagreements with its accountants, Ernst & Young LLP, on accounting and financial disclosure that should be reported pursuant to Item 304 of the Regulation S-K.






















                               II-2



                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT AND
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

     (A) DIRECTORS OF REGISTRANT: The information included under the headings "Election of Directors", "Vote Required", "Security Holding of Directors, Nominees, And Executive Officers", "Directors Compensation", and "Committees of The Board of Directors", beginning on page 2 and ending on page 6 of the definitive Proxy Statement filed with the Commission since the close of the Registrant's fiscal year ended June 26, 1994, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     (B)  IDENTIFICATION OF EXECUTIVE OFFICERS:

CHAIRMAN OF THE BOARD OF DIRECTORS

     G. ALLEN MEBANE   Mr. Mebane is 65 and has been an Executive Officer and
member of the Board of Directors of the Company since 1971, and served as President and Chief Executive Officer of the Company, relinquishing these positions in 1980 and 1985, respectively. He was the Chairman of the Board of Directors for many years, Chairman of the Executive Committee since 1974, and was elected as one of the three members of the Office of Chairman on August 8, 1991. On October 22, 1992, Mr. Mebane was again elected as Chairman of the Board of Directors.


VICE CHAIRMAN OF THE BOARD OF DIRECTORS

     WILLIAM J. ARMFIELD, IV Mr. Armfield is 59 and was President of Macfield, Inc. from 1970 until August 8, 1991, when Macfield merged with and into Unifi. He has been a Director of Unifi and was elected as one of the three members of the Office of Chairman on August 8, 1991. On October 22, 1992, Mr. Armfield was elected as Vice Chairman of the Board of Directors.

PRESIDENT AND CHIEF EXECUTIVE OFFICER

     WILLIAM T. KRETZER Mr. Kretzer is 48 and served as a Vice President or Executive Vice President from 1971 until 1985. He has been the President and Chief Executive Officer since 1985. He has been a member of the Board of Directors since 1985 and is a member of the Executive Committee.

EXECUTIVE VICE PRESIDENTS

     JERRY W. ELLER Mr. Eller is 54 and has been a Vice President or Executive Vice President since 1975. He has been a member of the Board of Directors since 1985 and is a member of the Executive Committee.

                             III-1

     ROBERT A. WARD Mr. Ward is 54 and has been a Vice President or Executive Vice President since 1974. He has been a member of the Board of Directors since its inception in 1971 and is a member of the Executive Committee. Mr. Ward is also the Company's Chief Financial Officer.

     G. ALFRED WEBSTER Mr. Webster is 46 and has been a Vice President or Executive Vice President since 1979. He has been a member of the Board of Directors since 1985 and is a member of the Executive Committee.

SENIOR VICE PRESIDENTS

     GEORGE R. PERKINS, JR. Mr. Perkins is 54 and was the President and a director of Pioneer Yarn Mills, Inc., Pioneer Spinning, Inc. and Pioneer Cotton Mill, Inc. since each was founded in 1988, 1991, and 1993, respectively, and of Edenton Cotton Mills, Inc., since its acquisition in 1989 (Pioneer Corporations) until August 18, 1993, when the Pioneer Corporations merged with and into Unifi Spun Yarns, Inc. He has been a director of Unifi since August 18, 1993, President and Chief Executive Officer of Unifi Spun Yarns, Inc. since August 19, 1993 and a Senior Vice President of Unifi since October 21, 1993.

     KENNETH L. HUGGINS Mr. Huggins is 50, had been an employee of Macfield since 1970 and, at the time of the merger, was serving as a Vice President of Macfield, Inc. and President of Macfield's Dyed Yarn Division. He was a Director of Macfield from 1989 until August 8, 1991, when Macfield, Inc. merged into and with Unifi, Inc. He is Senior Vice President of Unifi and is also the Assistant to the President.

     RAYMOND W. MAYNARD Mr. Maynard is 51 and had been a Vice President of the Company since June 27, 1971 and a Senior Vice President of Unifi since October 22, 1992.

        These officers were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 21, 1993. Each officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

     (c) FAMILY RELATIONSHIP: Mr. Mebane, Chairman of the Board, and Mr. C. Clifford Frazier, Jr., the Secretary of the Registrant, are first cousins. Except for this relationship, there is no family relation between any of the Officers.

     (d) Compliance with Section 16(a) of the Exchange Act: Based solely upon the review of the Form 3's and 4's and amendments thereto, furnished to the Company during the most recent fiscal year, no Form 3's or Form 4's were



                            III-2

filed late by a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company. The Company received written representation from reporting persons that Form 5's were not required.

ITEM 11.  EXECUTIVE COMPENSATION:

     The information set forth under the headings "Compensation And Option Committees Interlocks And Insider Participation In Compensation Decisions", "Executive Officers and Their Compensation", "Employment And Termination Agreements", "Options Granted", "Option Exercises and Option/SAR Values", and "Performance Graph-Shareholder Return on Common Stock" and the Report of The Compensation And Stock Option Committees on Executive Compensation beginning on page 6 and ending on page 11 of the Company's definitive Proxy Statement filed with the Commission since the close of the Registrant's fiscal year ended June 26, 1994, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     For additional information regarding executive compensation reference is made to Exhibits (10i), (10j), and (10k) of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT:

     Security ownership of certain beneficial owners and management is the same as reported under the heading "Information Relating to Principal Security Holders" on page 2 of the definitive Proxy Statement and under the heading "Security Holding of Directors, Nominees and Executive Officers" beginning on page 4 and ending on page 5 of the definitive Proxy Statement filed with the Commission pursuant to Regulation 14(a) within 120 days after the close of the fiscal year ended June 26, 1994, which are hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information included under the heading "Compensation And Option Committees Interlocks And Insider Participation In Compensation Decisions", on page 6 of the definitive Proxy Statement filed with the Commission since the close of the Registrant's fiscal year ended June 26, 1994, and within 120 days after the close of said fiscal year, is incorporated herein by reference.



                               III-3



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Unifi, Inc.
September 21, 1994          By: ROBERT A. WARD
                               ----------------------------------
                               Robert A. Ward, Executive Vice
                               President (Chief Financial Officer)*

September 21, 1994          By: WILLIAM T. KRETZER
                               ----------------------------------
                               William T. Kretzer, President
                               (Chief Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

September 21, 1994 Chairman            G. ALLEN MEBANE
                                       --------------------------
                   and Director        G. Allen Mebane

September 21, 1994 Vice Chairman       WILLIAM J. ARMFIELD, IV
                                       --------------------------
                   and Director        William J. Armfield, IV

September 21, 1994 President, Chief
                   Executive Officer   WILLIAM T. KRETZER
                                       --------------------------
                   and Director        William T. Kretzer

September 21, 1994 Executive Vice
                   President, Chief
                   Financial Officer   ROBERT A. WARD
                                       --------------------------
                   and Director        Robert A. Ward

September 21, 1994 Executive Vice
                   President and       JERRY W. ELLER
                                       --------------------------
                   Director            Jerry W. Eller

September 21, 1994 Executive Vice
                   President and       G. ALFRED WEBSTER
                                       --------------------------
                   Director            G. Alfred Webster



September 21, 1994  Director           CHARLES R. CARTER
                                       --------------------------
                                       Charles R. Carter

September 21, 1994  Director
                                       --------------------------
                                       Kenneth G. Langone

September 21, 1994  Director           GEORGE R. PERKINS
                                       --------------------------
                                       George R. Perkins

September 21, 1994  Director           DONALD F. ORR
                                       --------------------------
                                       Donald F. Orr

September 21, 1994  Director           TIMOTHEUS R. POHL
                                       --------------------------
                                       Timotheus R. Pohl

* Mr. Ward is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.








                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
    FORM 8-K.

(a)  1.  Financial Statements

The following financial statements and report of independent auditors included in the Annual Report of Unifi, Inc. to its shareholders for the year ended June 26, 1994, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 herein, the 1994 Annual Report to shareholders is not deemed to be filed as part of this report.

                                                            Annual
                                                            Report
                                                            Pages

 Consolidated Balance Sheets at June 26, 1994
    and June 27, 1993                                         11
 Consolidated Statements of Income for the
    Years Ended June 26, 1994, June 27, 1993,
    and June 28, 1992                                         12
 Consolidated Statements of Changes in
    Shareholders' Equity for the Years Ended
    June 26, 1994, June 27, 1993 and June 28,
    1992                                                      13
 Consolidated Statements of Cash Flows for
    the Years Ended June 26, 1994, June 27,
    1993 and June 28, 1992                                    14
 Notes to Consolidated Financial Statements                15-19
 Report of Independent Auditors                               10

(a)  2.  Financial Statement Schedules

                                                          Form 10-K
                                                            Pages

  Schedules for the three years ended June 26,
    1994:
      I - Investments-Marketable Securities                 IV - 6
      V - Property, Plant and Equipment                     IV - 7
     VI - Accumulated Depreciation and
            Amortization of Property, Plant
            and Equipment                                   IV - 8
   VIII - Valuation and Qualifying Accounts                 IV - 9
     IX - Short-Term Borrowings                             IV -10
      X - Supplementary Income Statement
            Information                                     IV -11

     Schedules other than those above are omitted because they are not required, are not applicable, or the required information is given in the consolidated financial statements or notes thereto.

     Individual financial statements of the Registrant have been omitted because it is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total assets as shown by the most recent year end consolidated balance sheet.

(a)  3.  Exhibits

  (2a-1) Form of Agreement and Plan of Merger, dated as of May 24, 1991, by and between Unifi, Inc. and Macfield, Inc., including exhibits, filed as Exhibit 2.1 to Unifi, Inc.'s Registration Statement on Form S-4 (Registration No. 33-40828) which is incorporated herein by reference.

  (2a-2) Form 8-K, filed by Unifi, Inc. in relation to the confirmation of the merger of Macfield, Inc. with and into Unifi, Inc. and related exhibits, filed with the Securities and Exchange Commission on August 8, 1991, which is incorporated herein by reference.

  (2a-3) Form of Agreement and Reverse Triangular Merger, dated February 10, 1993, by and between Unifi, Inc. and Vintage Yarns, Inc., filed as Exhibit 2.1 to Unifi, Inc.'s Registration Statement on Form S-4 (Registration No. 33-58282), which is incorporated herein by reference.

  (2a-4) Form 8-K, filed by Unifi, Inc. in relation to the confirmation of the Reverse Triangular Merger, where Vintage Yarns, Inc. became a wholly-owned subsidiary of Unifi, and related exhibits, filed with the Securities and Exchange Commission on May 10, 1993, which is incorporated herein by reference.

  (2a-5) Form of Agreement and Plan of Triangular Merger, dated July 15, 1993, by and between Unifi, Inc. and Pioneer Yarn Mills, Inc., Pioneer Spinning, Inc., Edenton Cotton Mills, Inc., and Pioneer Cotton Mill, Inc., (the "Pioneer Corporations"), filed as Exhibit 2.1 to Unifi, Inc's Registrations Statement on Form S-4 (Registration No. 33-65454), which is incorporated herein by reference.

  (2a-6) Form 8-K, filed by Unifi, Inc. for the purpose of reporting the Pioneer Corporations' Interim Combined Financial Statements (Unaudited) and Unifi, Inc.'s and the Pioneer Corporations' Proforma Combined Interim Financial Information (Unaudited), and related exhibits, filed with the Securities and Exchange Commission on September 2, 1993, which is incorporated herein by reference.

 (2a-7) Form 8-K, filed by Unifi, Inc. for the purpose of reporting the Pioneer Corporations' merger with and into USY and related exhibits filed with the Securities and Exchange Commission on November 5, 1993, which is incorporated herein by reference.

 (3a) Restated Certificate of Incorporation of Unifi, Inc., dated July 21, 1994, filed electronically herewith.

 (3b) Restated By-Laws of Unifi, Inc., effective July 21, 1994, filed herewith.

 (4a) Specimen Certificate of Unifi, Inc.'s common stock, filed as Exhibit 4(a) to the Registration Statement on Form
          S-1, (Registration No. 2-45405), which is incorporated herein by reference.

 (4b)     Unifi, Inc.'s Registration Statement for the 6%
          Convertible Subordinated Notes Due 2002, filed on Form
          S-3, (Registration No. 33-45946), which is incorporated herein by reference.

 (10a) *Unifi, Inc. 1982 Incentive Stock Option Plan, as amended, filed as Exhibit 28.2 to the Registration
          Statement on Form S-8, (Registration No. 33-23201), which is incorporated herein by reference.

 (10b) *Unifi, Inc. 1987 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 28.3 to the Registration
          Statement on Form S-8, (Registration No. 33-23201), which is incorporated herein by reference.

 (10c) *Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992, (filed as Exhibit (10c) with the Company's Form 10-K for the Fiscal year ended June 27, 1993), and included as Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 33-53799), which is incorporated herein by reference.

 (10d) *Unifi, Inc.'s Registration Statement for selling Shareholders, who are Directors and Officers of the Company, who acquired the shares as stock bonuses from the Company, filed on Form S-3 (Registration No. 33-23201), which is incorporated herein by reference.

 (10e) *Unifi Spun Yarns, Inc.'s 1992 Employee Stock Option Plan filed as Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 33-53799), which is incorporated herein by reference.

 (10f) Lease Agreement, dated March 2, 1987, between NationsBank, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, Wachovia Bank and Trust Co., N.A., Independent Fiduciary, and Unifi, Inc. (filed as Exhibit
          (10d) with the Company's Form 10-K for the fiscal year ended June 28, 1987), which is incorporated herein by reference.

 (10g) Factoring Contract and Security Agreement, (a similar agreement was entered into by Unifi Spun Yarns, Inc. and the CIT Group/DCC, Inc.) and a Letter Amendment thereto, all dated as of May 25, 1994, by and between Unifi, Inc. and the CIT Group/DCC, Inc., filed herewith.

 (10h) Factoring Contract and Security Agreement, dated as of May 2, 1988, between Macfield, Inc. and First Factors Corp., and first amendment thereto, dated September 28, 1990, (both filed as Exhibit (10g) with the Company's Form 10-K for the fiscal year ended June 30, 1991), Second Amendment to the Factoring Contract and Security Agreement, dated March 1, 1992, (filed as Exhibit (10g) with the Company's Form 10-K for the Fiscal Year Ended June 28, 1992), which are incorporated herein by reference, and Letter Agreement dated August 31, 1993 and Amendment To Factoring Contract and Security Agreement, dated January 5, 1994, filed herewith.

 (10i) *Employment Agreement between Unifi, Inc. and G. Allen Mebane, dated July 19, 1990, (filed as Exhibit (10h) with the Company's Form 10-K for the fiscal year ended June 30, 1991), which is incorporated herein by reference.

 (10j) *Employment Agreement between Unifi, Inc. and William T. Kretzer, dated July 19, 1990, (filed as Exhibit (10i) with the Company's Form 10-K for the fiscal year ended June 30, 1991) which is incorporated herein by reference and Amendment to Employment Agreement between Unifi, Inc. and William T. Kretzer, dated October 22, 1992, (filed as Exhibit (10j) with the Company's Form 10-K for fiscal year ended June 27, 1993), which is incorporated herein by reference.

 (10k) *Severance Compensation Agreement between Unifi, Inc. and William T. Kretzer, dated July 20, 1993, expiring on July 19, 1996 (similar agreements were signed with G. Allen Mebane, William J. Armfield, IV, Robert A. Ward, Jerry W. Eller and G. Alfred Webster), (filed as Exhibit (10k) for the fiscal year ended July 27, 1993), which is incorporated herein by reference.

 (11)     Computation of Earnings per share.

 (13a)    Portions of Unifi, Inc.'s 1994 Annual Report to
          Shareholders which are incorporated by reference as a part of this Form 10-K for fiscal year ended June 26, 1994, filed herewith.

(13b-1) Report of Independent Auditors/Ernst & Young LLP - on the Consolidated Financial Statements of Unifi, Inc. as of
          June 26, 1994 and each of the two years in the period ended June 26, 1994.

(21)      Subsidiaries of Unifi, Inc.

(23)      Consents of Ernst & Young LLP

(27)      Financial Data Schedules

(b)  Reports on Form 8-K

     (i)          No Form 8-K's were filed.


* NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.








                          UNIFI, INC. AND SUBSIDIARIES
         SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                 JUNE 26, 1994
                                 (in thousands)

      Column A            Column B   Column C  Column D     Column E
- - - ----------------------  ----------- --------- ------------ -----------------
                          Units or                           Amount at
                          Principal                          which shown
  Type of Investment      Amount      Cost     Market Value  in Balance Sheet
- - - ----------------------  ----------- --------- ------------- -----------------
Current marketable
 securities (1):

 U.S. Treasury securities
 and obligations of U.S.
 government agencies     $ 21,719   $21,740   $21,261       $21,261

 Obligations of states
 and political subdiv-
 isions                  $ 24,325    24,619    24,703        24,703

 Corporate debt
 securities              $ 25,750    26,048    25,519        25,519
                                    -------- ----------   -----------
 Total current market-
 able securities                   $ 72,407   $71,483       $71,483
                                   ========= ==========   ===========
Non-current market-
 able securities (1):

 Common stocks              178 sh $ 10,066   $ 9,545       $ 9,545
                                   ========= ==========   ============

(1) Classified as available-for-sale and carried at fair market value with unrealized gains and losses included as a separate component of shareholders' equity, net of estimated tax effect.












                             UNIFI, INC. AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (a)
                                      (in thousands)

COLUMN A           COLUMN B   COLUMN C  COLUMN D   COLUMN E        COLUMN F
                   Balance at                                      Balance at
                   Beginning  Additions            Other Changes    End of
Classification     of period  at Cost  Retirements Add(Deduct)     Period
- - - ---------------   ---------- --------- ----------- -------------- -----------
Year ended June
 26, 1994:
 Land             $  5,204   $    591   $    40    $    42 (1)(2)   $   5,797
 Buildings and air
  conditioning     165,724      6,300       429      2,954 (1)(2)     174,549
 Machinery and
  equipment        503,072     81,914     9,988     31,425 (1)(2)     606,423
 Other              76,552     24,144     7,948    (30,880)(1)(2)      61,868
                ---------- ---------- ---------  ----------        ----------
                $ 750,552   $112,949   $18,405   $  3,541          $ 848,637
                ========== ========== =========  ==========        ==========
Year ended June
 27, 1993:
 Land             $  4,413   $    963   $    4     $  (168)(3)(4)   $   5,204
 Buildings and air
  conditioning     141,311     27,661       --      (3,248)(3)(4)(5)  165,724
 Machinery and
  equipment        448,399     86,824   21,380     (10,771)(3)(4)(5)  503,072
 Other              46,840     53,849    6,558     (17,579)(3)(4)(5)   76,552
                 ---------  ---------  --------   ---------         ---------
                $ 640,963   $169,297  $ 27,942    $(31,766)          $750,552
                ==========  ========= =========   =========         =========
Year ended June
 28, 1992:
 Land             $  3,931   $  1,044   $  280     $  (282)(6)(7)(8) $  4,413
 Buildings and air
  conditioning     114,419     17,271       --       9,621 (6)(7)(8)  141,311
 Machinery and
  equipment        377,831     68,125    6,474       8,917 (6)(7)(8)  448,399
 Other              33,520     24,317      988     (10,009)(6)(7)(8)   46,840
                ----------  --------- --------    ---------          --------
                $ 529,701    $110,757   $7,742      $8,247           $640,963
                ==========  ========= ========     ========          ========

(1)Currency translation adjustment   $   3,541
                                     =========

(2)Transfers in, at cost             $  31,359
   Transfers out, at cost              (31,359)
                                     ---------
                                     $      --
                                     =========


(3)Currency translation adjustment   $ (13,050)
                                     =========

(4)Transfers in, at cost             $  12,096
   Transfers out, at cost              (12,096)

                                     ---------
                                     $      --
                                     =========

(5)Adjustment to conform fiscal year $ (18,716)
                                     =========

(6)Currency translation adjustment   $   8,874
                                     =========

(7)Transfers in, at cost             $  24,359
   Transfers out, at cost              (24,359)
                                     ---------
                                     $      --
                                     =========

(8)Adjustment to conform fiscal year $    (627)
                                     =========

(a)See Notes to Consolidated Financial Statements for a disclosure of the methods used to compute the annual depreciation and amortization expense of property, plant and equipment.





















                             UNIFI, INC. AND SUBSIDIARIES
                      SCHEDULE VI - ACCUMULATED DEPRECIATION
                AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT(a)
                                    (in thousands)

COLUMN A           COLUMN B   COLUMN C  COLUMN D   COLUMN E        COLUMN F
                   Balance at                                      Balance at
                   Beginning  Additions            Other Changes    End of
Classification     of Period  at Cost  Retirements Add(Deduct)     Period
- - - -----------------  ---------- --------- ---------- -------------  -----------
Year ended June
 26, 1994:
Buildings and air
 conditioning      $ 34,815  $   6,960   $    55   $   860 (1)(2)   $  42,580
 Machinery and
  equipment         231,033     54,327     7,798       984 (1)(2)(3)  278,546
 Other               16,413      5,831     7,068        73 (1)(2)      15,249
                   --------  ---------   --------  --------         ---------
                 $ 282,261   $ 67,118   $14,921   $  1,917          $ 336,375
                  ========= ==========  ========= =========         =========
Year ended June
 27, 1993:
Buildings and air
 conditioning     $  29,895  $   5,758   $   79   $  (759)(4)(5)(6) $  34,815
 Machinery and
  equipment         204,553     44,113   11,397    (6,236)(4)(5)(6)   231,033
 Other               12,792      4,459      419      (419)(4)(5)(6)    16,413
                  ---------  ---------  -------    -------          ---------
                 $ 247,240   $ 54,330   $11,895   $(7,414)          $ 282,261
                 ==========  =========  =======    =======          =========
Year ended June
 28, 1992:
Buildings and air
 conditioning     $ 20,907   $  5,661   $   --    $ 3,327 (7)(8)(9)  $ 29,895
 Machinery and
  equipment        171,749     36,336     5,391     1,859 (7)(8)(9)   204,553
 Other               9,467      3,312       539       552 (7)(8)(9)    12,792
                ----------   --------   -------   -------             -------
                $ 202,123    $ 45,309   $ 5,930    $5,738            $247,240
                ==========   ========   =======   =======             =======

(1)Currency translation adjustment   $   1,421
                                     =========

(2)Transfers in, at cost             $     744
   Transfers out, at cost                 (744)
                                     ---------
                                     $      --
                                     =========

(3)Non-recurring charge              $     496
                                     =========

(4)Currency translation adjustment   $  (4,341)
                                     =========

(5)Transfers in, at cost             $     294
   Transfers out, at cost                 (294)
                                     ---------
                                     $      --
                                     =========

(6)Adjustment to conform fiscal year $  (3,073)
                                     =========

(7)Currency translation adjustment   $   2,488
                                     =========

(8)Transfers in, at cost             $   2,903
   Transfers out, at cost               (2,903)
                                     ---------
                                     $      --
                                     =========

(9)Adjustment to conform fiscal year $   3,250
                                     =========

(a)See Notes to Consolidated Financial Statements for a disclosure of the methods used to compute the annual depreciation and amortization expense of property, plant and equipment.






















                           UNIFI, INC. AND SUBSIDIARIES
              SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
                                   (in thousands)
COLUMN A          COLUMN B           COLUMN C          COLUMN D     COLUMN E
- - - --------------   -------------  ---------------------- ----------- ---------
                  Balance at    Charged to  Charged to             Balance at
                  Beginning of  Costs and   Other                   End of
Description       Period        Expenses    Accounts   Deductions   Period
- - - --------------   -------------  ---------  ---------- ----------- ----------
Allowance for
 doubtful
 accounts:

Year ended June
 26, 1994         $ 3,675      $ 4,626      $   25     $ (4,024)   $ 4,302
Year ended June
 27, 1993           5,196          745          --       (2,266)     3,675
Year ended June
 28, 1992           2,932        3,074          --         (810)     5,196

Reserve for
 investments:

Year ended June
 26, 1994        $ 1,488       $    --      $   --     $    (43)   $ 1,445
Year ended June
 27, 1993             --            --       1,488           --      1,488
Year ended June
 28, 1992             --            --          --           --         --













                              UNIFI, INC. AND SUBSIDIARIES
                          SCHEDULE IX - SHORT TERM BORROWINGS
                                      (in thousands)
COLUMN A         COLUMN B    COLUMN C    COLUMN D    COLUMN E    COLUMN F
- - - --------------- ----------- ------------ ----------- ---------- ---------
Category of                               Maximum     Average     Weighted
Aggregate        Balance at  Weighted     Amount      Amount      Average
Short-Term       Beginning   Average    Outstanding Outstanding Interest Rate
Borrowings       of Period  Interest Rate in Period   in Period   in Period
- - - --------------- ----------- ------------- ----------- ----------- ---------
                                                          (a)          (b)
Year Ended June
 26, 1994         $     --           -- %   $     --    $     --        -- %
Year Ended June
 27, 1993               --           --        20,000       2,618      8.61
Year Ended June
 28, 1992               --           --           --          --        --

(a)Computed using daily total borrowings during the year.
(b)Computed by dividing interest expense on the borrowings by the average amount outstanding during the year.



























                          UNIFI, INC. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in thousands)


        COLUMN A                                       COLUMN B
- - - ----------------------------   ---------------------------------------------
          Item                                 Charged to Costs and Expenses
- - - ----------------------------   ----------------------------------------------
                                                      Year Ended
                               ----------------------------------------------
                                  June 26, 1994  June 27, 1993  June 28, 1992
                               ----------------  -------------  -------------
Maintenance and repairs           $   42,781     $    36,285      $  36,272
Depreciation and amortization of
 intangible assets, preoperating
 costs and similar deferrals               *               *              *
Taxes, other than payroll and
 income taxes                              *               *              *
Royalties                                  *               *              *
Advertising cost                           *               *              *

* Less than 1% of total sales.






















                                 Exhibit (3a)

                   RESTATED CERTIFICATE OF INCORPORATION

                                      OF

                                 UNIFI, INC.



             UNDER SECTION 807 OF THE BUSINESS CORPORATION LAW


     THE UNDERSIGNED, Robert A. Ward and Clifford Frazier, Jr., being respectively the Executive Vice President and Secretary of Unifi, Inc., pursuant to Section 807 of the Business Corporation Law of the State of New York, hereby restate, certify, and set forth:
     (1) The name of the Corporation is Unifi, Inc.. The name under which the Corporation was formed is Automated Environmental Systems, Inc.
     (2) A Certificate of Incorporation of Unifi, Inc. was filed by the Department of State on the 18th day of January, 1969, under the name Automated Environmental Systems, Inc. A Restated Certificate of Incorporation was filed by the Department of State on the 6th day of November, 1990, a Certificate of Amendment was filed by the Department of State on the 13th day of November, 1991, and a Certificate of Amendment was filed by the Department of State on the 20th day of January, 1994.
     (3) The text of the Certificate of Incorporation is hereby restated without amendment or change to read as herein set forth in full:
          "FIRST:  The name of the Corporation shall be Unifi, Inc.

          SECOND: The purposes for which the Corporation is formed are to texture, prepare, buy, sell, deal in, trade, import, export, and generally deal in synthetic and natural yarns of every type and description.

          To dye and finish, knit, buy, sell, acquire, import, export, manufacture, prepare and generally deal in as dyers and finishers, knitters, manufacturers, converters, jobbers, purchasers, or as agents in all types and forms of knitted fabrics including, without limitation, polyesters, acetates, nylon, cotton, wool, rayon, silk, and otherwise with yarn and fabric of every kind and description; and to generally deal in and with any and all things made wholly or in part of composition, imitation, or substitutes of any raw or finished products thereof.

          To create, manufacture, contract for, buy, sell, import, export, distribute, job, and generally deal in and with, whether at wholesale or retail, and as principal, agent, broker, factor, commission merchant, licensor, licensee or otherwise, any and all kinds of goods, wares, and merchandise, and, in connection therewith or independent thereof, to construct, establish, and maintain, by any manner or means, factories, mills, buying offices, distribution centers, specialty, and other shops, stores, mail order establishments, concessions, leased departments, and any and all other departments, sites, and locations necessary, convenient or useful in the furtherance of any business of the corporation.

          To export from and import into the United States of America and its territories and possessions, and any and all foreign countries, as principal or agent, merchandise of every kind and nature, and to purchase, sell, and deal in and with, at wholesale and retail, merchandise of every kind and nature for exportation from, and importation into the United States, and to and from all countries foreign thereto, and for exportation from, and importation into, any foreign country, to and from any other country foreign thereto, and to purchase and sell domestic and foreign merchandise in domestic markets, and domestic and foreign merchandise in foreign markets and to do a general foreign and domestic exporting and importing business.

          To take, lease, purchase, or otherwise acquire, and to own, use, hold, sell, convey, exchange, lease, mortgage, clear, develop, redevelop, manage, operate, maintain, control, license the use of, publicize, advertise, promote, and generally deal in and with, whether as principal, agent, broker, or otherwise, real and personal property of all kinds, and, without limiting the generality of the foregoing, stores, shops, markets, supermarkets, departments, and merchandising facilities, shopping centers, recreational centers, discount centers, merchandising outlets of all kinds, parking areas, offices and establishments of all kinds, and to engage in the purchase, sale, lease and rental of equipment and fixtures for the same and for other enterprises, for itself or on behalf of others.


          To carry on a general mercantile, industrial, investing, and trading business in all its branches; to devise, invent, manufacture, fabricate, assemble, install, service, maintain, alter, buy, sell, import, export, license as licensor or licensee, lease as lessor or lessee, distribute, job, enter into, negotiate, execute, acquire, and assign contracts in respect of, acquire, receive, grant, and assign licensing arrangements, options, franchises, and other rights in respect of, and generally deal in and with, at wholesale or retail, as principal, and as sales, business, special or general agent, representative, broker, factor, merchant, distributor, jobber, advisor, or in any other lawful capacity, goods, wares, merchandise, commodities, and unimproved, improved, finished, processed, and other real, personal and mixed property of any kind and all kinds, together with the components, resultants, and by-products thereof; to acquire by purchase or otherwise own, hold, lease, mortgage, sell, or otherwise dispose of, erect, construct, make, alter, enlarge, improve, and to aid or subscribe toward the construction, acquisition, or improvement of any factories, shops, storehouses, buildings, and commercial and retail establishments of every character, including all equipment, fixtures, machinery, implements, and supplies necessary, or incidental to, or connected with, any of the purposes or business of the corporation; and generally to perform any and all acts connected therewith or arising therefrom or incidental thereto, and all acts proper or necessary for the purpose of the business.

          THIRD: The office of the Corporation is to be located in the City, County and State of New York.

          FOURTH: The aggregate number of shares of capital stock which the Corporation shall have the authority to issue is five hundred million shares, all of which are to consist of one class of common stock only of the par value of $.10 each.

          FIFTH: The Secretary of State is designated as the agent of the Corporation, upon whom process against it may be served, and the post office address to which the Secretary of State shall mail a copy of any process against the Corporation served upon him is:

               c/o KREINDLER & RELKIN, P.C.
               Attn:  Donald L. Kreindler, Esquire
               Empire State Building
               350 Fifth Avenue, 65th Floor
               New York, New York 10118.

          SIXTH: No holder of any shares of any class of the Corporation shall as such holder have any pre-emptive right or be entitled as a matter of right to subscribe for or to purchase any other shares or securities of any class which at any time may be sold or offered for sale by the Corporation.

          SEVENTH: The number of Directors shall be fixed in the By-Laws but in no case shall be less than nine (9), but this number may be increased and subsequently increased or decreased from time to time by the affirmative vote of the majority of the Board, except that the number of Directors shall not be less than nine (9). The Directors shall be divided into three classes designated as Class 1, Class 2 and Class 3. Each class shall be as nearly equal in number as possible and no class shall include less than three (3) Directors. The term of office of the Directors initially classified shall be as follows: Class 1 shall expire at the next (1992) Annual Meeting of the Shareholders, Class 2 at the second succeeding (1993) Annual Meeting of the Shareholders and Class 3 shall expire at the third succeeding
     (1994) Annual Meeting of the Shareholders. At each Annual Meeting after such initial Classification, Directors to replace those whose terms expire at such Annual Meeting shall be elected to hold office until the third succeeding Annual Meeting of the Shareholders. A Director shall hold office until the Annual Meeting of the year in which his term expires and until his successor shall be elected and qualified, subject to prior death, resignation, retirement, or removal from office.

          If the number of Directors is changed pursuant to the By-Laws of the Corporation after the effective date of this ARTICLE SEVENTH, any newly created Directorships or any decrease in Directorships shall be apportioned among the classes so as to make all classes as nearly equal in number as possible. Newly created Directorships resulting from an increase in the number of Directors and vacancies caused by death, resignation, retirement, or removal from office, may be filled by the majority of the Directors present at the meeting, if a quorum is present. If the number of Directors then in office is less than a quorum, such newly created Directorships and vacancies may be filled by the affirmative vote of a majority of the Directors in office. When the number of Directors is increased by the Board, and the newly created Directorships are filled by the Board, there shall be no classification of the additional Directors until the next Annual Meeting of the Shareholders. Any Director elected by the Board to fill a vacancy shall serve until the next meeting of the Shareholders, at which the election of the Directors is in the regular order of business, and until his successor is elected and qualified. In no case will a decrease in the number of Directors shorten the term of an incumbent Director.

          EIGHTH: A Director of the Corporation shall not be liable to the Corporation or its Shareholders for monetary damages for breach of duty as a Director, except to the extent such exemption from liability or limitation thereof is not permitted under the New York Business Corporation Law as the same exists or may hereafter be amended.

          Any repeal or modification of the foregoing paragraph by the Shareholders of the Corporation shall not adversely affect any right or protection of a Director of the Corporation existing at the time of such repeal or modification."
     (4) The restatement of the Certificate of Incorporation was authorized by resolution duly adopted by the Board of Directors of the Corporation at its Regular Meeting on July 21, l994.
     IN WITNESS WHEREOF, this Certificate has been subscribed this the 7th day of September, 1994, by the undersigned, who affirmed that the statements made herein are true under penalties of perjury.

                              ROBERT A. WARD
                              _____________________________________
                              Robert A. Ward
                              Executive Vice President of
                              Finance and Administration

                              CLIFFORD FRAZIER, JR.
                              _____________________________________
                              Clifford Frazier, Jr.
                              Secretary
































                                   Exhibit (3b)
                          RESTATED BY-LAWS
                                  OF
                             UNIFI, INC.

                       (Effective July 21, 1994)
  -----------------------------------------------------------------

                           TABLE OF CONTENTS


                                ARTICLE I
                               SHAREHOLDERS

Section 1.01 -     Annual Meeting.........................1
Section 1.02 -     Special meetings.......................1
Section 1.03 -     Notice of Meetings
                   of Shareholders........................1
Section 1.04 -     Waivers of Notice......................3
Section 1.05 -     Quorum.................................3
Section 1.06 -     Fixing Record Date.....................3
Section 1.07 -     List of Shareholders
                   at Meeting.............................4
Section 1.08 -     Proxies................................4
Section 1.09 -     Selection of Duties
                   of Inspectors..........................7
Section 1.10 -     Qualification of Voters................8
Section 1.11 -     Vote of Shareholders..................10
Section 1.12 -     Written Consent of
                   Shareholders..........................10



                           ARTICLE II
                           DIRECTORS


Section 2.01 -     Management of Business;
                   Qualification of Directors............11
Section 2.02 -     Number of Directors...................12
Section 2.03 -     Classification and
                   Election..............................12
Section 2.04 -     Newly Created Directorships
                   and Vacancies.........................12
Section 2.05(a) -  Resignations..........................13
Section 2.05(b) -  Removal of Directors..................14
Section 2.06 -     Quorum of Directors...................14
Section 2.07 -     Annual Meetings.......................14
Section 2.08 -     Regular Meetings......................15
Section 2.09 -     Special Meetings......................15
Section 2.10 -     Compensation..........................15
Section 2.11 -     Committees............................15

                                 -i-
Section 2.12 -     Interested Directors..................16
Section 2.13 -     Loans to Directors....................17
Section 2.14 -     Consent to Action.....................17



                            ARTICLE III
                             OFFICERS


Section 3.01 -     Election or Appointment;
                   Number................................18
Section 3.02 -     Term..................................18
Section 3.03 -     Removal...............................19
Section 3.04 -     Authority.............................19
Section 3.05 -     Voting Securities Owned
                   by the Corporation....................19



                            ARTICLE IV
                          CAPITAL STOCK


Section 4.01 -     Stock Certificates....................20
Section 4.02 -     Transfers.............................21
Section 4.03 -     Registered Holders....................21
Section 4.04 -     New Certificates......................21



                             ARTICLE V
                 FINANCIAL NOTICES TO SHAREHOLDERS


Section 5.01 -     Dividends.............................22
Section 5.02 -     Share Distribution and
                   Changes...............................22
Section 5.03 -     Cancellation of Reacquired
                   Shares................................23
Section 5.04 -     Reduction of Stated Capital...........24
Section 5.05 -     Application of Capital Surplus
                   to Elimination of a Deficit...........24
Section 5.06 -     Conversion of Shares..................24









                                  -ii-
                               ARTICLE VI
                             INDEMNIFICATION


Section 6.01 -     Right to Indemnification.............25
Section 6.02 -     Right of Claimant to
                   Bring Suit...........................27
Section 6.03 -     Nonexclusiveness.....................28
Section 6.04 -     Insurance for Indemnification
                   of Directors and Officers............29



                              ARTICLE VII
                             MISCELLANEOUS


Section 7.01 -     Offices..............................30
Section 7.02 -     Seal.................................30
Section 7.03 -     Checks...............................30
Section 7.04 -     Fiscal Year..........................30
Section 7.05 -     Books and Records....................30
Section 7.06 -     Duty of Directors and
                   Officers.............................31
Section 7.07 -     When Notice or Lapse of
                   Time Unnecessary; Notices
                   Dispensed With When Delivery
                   is Prohibited........................31
Section 7.08 -     Entire Board.........................32
Section 7.09 -     Amendment of By-Laws.................32
Section 7.10 -     Nonapplication of North Carolina
                   Shareholder Protection Act...........33
Section 7.11 -     Section Headings.....................33


















                                     -iii-


                               RESTATED BY-LAWS
                                      OF
                                  UNIFI, INC.
                                   ARTICLE I
                                  SHAREHOLDERS
     SECTION 1.01. ANNUAL MEETING. The Annual Meeting of Shareholders for the election of Directors and the transaction of such other business as may come before it shall be held on such date in each calendar year, not later than the one hundred fiftieth
(150) day after the close of the Corporation's preceding fiscal year, and at such place as shall be fixed by the President and stated in the notice or waiver of notice of the meeting.
     SECTION 1.02. SPECIAL MEETINGS. Special meetings of the shareholders, for any purpose of purposes, may be called at any time by any Director, the President, any Vice President, the Treasurer or the Secretary or by resolution of the Board of Directors. Special meetings of the shareholders shall be held at such place as shall be fixed by the person or persons calling the meeting and stated in the notice or waiver of notice of the meeting.
     SECTION 1.03. NOTICE OF MEETINGS OF SHAREHOLDERS. Whenever shareholders are required or permitted to take any action at a meeting, written notice shall state the place, date and hour of the meeting and, unless it is the Annual Meeting, indicate that it is being issued by or at the direction of the person or persons calling the meeting. Notice of a special meeting shall also state
                                  1
the purpose or purposes for which the meeting is called. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the requirements of Section 623 of the Business Corporation Law to receive payment for their shares, the notice of such meeting shall include a statement of that purpose to that effect. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten nor more than fifty days before the date of the meeting, to each shareholder entitled to vote at such meeting. If mailed, such notice is given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears on the record of shareholders, or, if he shall have filed with the Secretary of the Corporation a written request that notices to him be mailed to some other address, then directed to him at such other address.
     When a meeting is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted that might have been transacted on the original date of the meeting. However, if after the adjournment, the Board of Directors fixes a new record date for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record on the new record date entitled to notice under the next preceding paragraph.
                                   2

     SECTION 1.04. WAIVERS OF NOTICE. Notice of meeting need not be given to any shareholder who submits a signed Waiver of Notice, in person or by proxy, whether before or after the meeting. The attendance of any shareholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a Waiver of Notice by him.
     SECTION 1.05. QUORUM. The holders of a majority of the shares entitled to vote thereat shall constitute a quorum at a meeting of shareholders for the transaction of any business, provided that when a specified item of business is required to be voted on by a class or series, voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum for the transaction of such specified item of business.
     When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders.
     The shareholders present may adjourn the meeting despite the absence of a quorum and at andy such adjourned meeting at which the requisite amount of voting stock shall be represented, any business may be transacted which might have been transacted at the meeting as originally noticed.
     SECTION 1.06. FIXING RECORD DATE. For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive
                                3
payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board of Directors may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than fifty nor less than ten days before the date of such meeting, nor more than fifty days prior to any other action.
     When a determination of shareholders of record entitled to notice of or to vote at any meeting or shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof, unless the Board of Directors fixes a new record date under this Section for the adjourned meeting.
     SECTION 1.07. LIST OF SHAREHOLDERS AT MEETING. A list of shareholders as of the record date, certified by the corporate officer responsible for its preparation or by a transfer agent, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.
     SECTION 1.08. PROXIES. Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him by proxy.
                                  4

     Every proxy must be signed by the shareholder or his attorney-in-fact. No proxy shall be valid after the expiration of eleven months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided in this Section.
     The authority of the holder of a proxy to act shall not be revoked by the incompetence or death of the shareholder who executed the proxy unless, before the authority is exercised, written notice of an adjudication of such incompetence or of such death is received by the Corporate Officer responsible for maintaining the list of shareholders.
     Except when other provision shall have been made by written agreement between the parties, the record holder of shares which are held by a pledgee as security or which belong to another, upon demand therefor and payment of necessary expenses thereof, shall issue to the pledgor or to such owner of such shares a proxy to vote or take other action thereon.
     A shareholder shall not sell his vote or issue a proxy to vote to any person for any sum of money or anything of value, except as authorized in this Section and Section 620 of the Business Corporation Law.
     A proxy which is entitled "irrevocable proxy" and which states that it is irrevocable, is irrevocable when it is held by any of the following or a nominee of any of the following:
                                   5

     (1)  A Pledgee;

     (2) A person who has purchased or agreed to purchase the shares;

     (3) A creditor or creditors of the Corporation who extend or continue credit to the Corporation in consideration of the proxy if the proxy states that it was given in consideration of such extension or continuation of credit, the amount thereof, and the name of the person extending or continuing credit;

     (4) A person who has contracted to perform services as an Officer of the Corporation, if a proxy is required by the contract of employment, if the proxy states that it was given in consideration of such contract of employment, the name of the employee and the period of employment contracted for;

     (5) A person designated by or under an agreement under paragraph (a) of said Section 620.

     Notwithstanding a provision in a proxy, stating that it is irrevocable, the proxy becomes revocable after the pledge is redeemed, or the debt of the Corporation is paid, or the period of employment provided for in the contract of employment has terminated, or the agreement under paragraph (a) of said Section 620 has terminated, and becomes revocable, in a case provided for in subparagraph (3) or (4) above, at the end of the period, if any, specified therein as the period during which it is irrevocable, or three years after the date of the proxy, whichever period is less, unless the period of irrevocability is renewed from time to time by the execution of a new irrevocable proxy as provided in this Section. This paragraph does not affect the duration of a proxy under the second paragraph of this Section.
                                     6


     A proxy may be revoked, notwithstanding a provision making it irrevocable, by a purchaser of shares without knowledge of the existence of the provision unless the existence of the proxy and its irrevocability is noted conspicuously on the face or back of the certificate representing such shares.
     SECTION 1.09. SELECTION AND DUTIES OF INSPECTORS. The Board of Directors, in advance of any shareholders' meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders' meeting may, and on the request of any shareholder entitled to vote thereat shall, appoint one or more inspectors. In case any person appointed failed to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability.
     The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On
                                  7
request of the person presiding at the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a certificate of any fact found by them. Any report or certificate made by them shall be prima facie evidence of the facts stated and of the vote as certified by them.
     Unless appointed by the Board of Directors or requested by a shareholder, as above provided in this Section, inspectors shall be dispensed with at all meetings of shareholders.
     The vote upon any question before any shareholders' meeting need not be by ballot.
     SECTION 1.10. QUALIFICATION OF VOTERS. Every shareholder of record shall be entitled at every meeting of shareholders to one vote for every share standing in his name on the record of shareholders, except as expressly provided otherwise in this Section and except as otherwise expressly provided in the Certificate of Incorporation of the Corporation.
     Treasury shares and shares held by another domestic or foreign corporation of any type or kind, if a majority of the shares entitled to vote in the election of Directors of such other corporation is held by the Corporation, shall not be shares entitled to vote or to be counted in determining the total number of outstanding shares.
     Shares held by an administrator, executor, guardian, conservator, committee, or other fiduciary, except a Trustee, may be voted by him, either in person or by proxy, without transfer of
                                  8
such shares into his name. Shares held by a Trustee may be voted by him, either in person or by proxy, only after the shares have been transferred into his name as Trustee or into the name of his nominee.
     Shares held by or under the control of a receiver may be voted by him without the transfer thereof into his name if authority so to do is contained in an order of the court by which such receiver was appointed.
     A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, or a nominee of the pledgee.
     Redeemable shares which have been called for redemption shall not be deemed to be outstanding shares for the purpose of voting or determining the total number of shares entitled to vote on any matter on and after the date on which written notice of redemption has been sent to holders thereof and a sum sufficient to redeem such shares has been deposited with a bank or trust company with irrevocable instruction and authority to pay the redemption price to the holders of the shares upon surrender of certificates therefor.
     Shares standing in the name of another domestic or foreign corporation of any type or kind may be voted by such Officer, agent or proxy as the By-Laws of such corporation may provide, or, in the absence of such provision, as the Board of Directors of such corporation may determine.
                                  9

     When shares are registered on the record of shareholders of the Corporation in the name of, or have passed by operation of law or by virtue of any deed of trust or other instrument to two or more fiduciaries, and if the fiduciaries shall be equally divided as to voting such shares, any court having jurisdiction of their accounts, upon petition by any of such fiduciaries or by any party in interest, may direct the voting of such shares for the best interest of the beneficiaries. This paragraph shall not apply in any case where the instrument or order of the court appointing such fiduciaries shall otherwise direct how such shares shall be voted.
     Notwithstanding the foregoing paragraphs of this Section, the Corporation shall be protected in treating the persons whose names shares stand on the record of shareholders as the owners thereof for all purposes.
     SECTION 1.11. VOTE OF SHAREHOLDERS. Directors shall be elected by a plurality of the votes cast at a meeting of shareholders by the holders of shares entitled to vote in the election. Whenever any corporate action, other than the election of Directors, is to be taken by vote of the shareholders, it shall, except as otherwise required by the Business Corporation Law or by the Certificate of Incorporation of the Corporation, be authorized by a majority of the votes cast at a meeting of shareholders by the holders of shares entitled to vote thereon.
     SECTION 1.12. WRITTEN CONSENT OF SHAREHOLDERS. Whenever under the Business Corporation Law shareholders are required or permitted to take any action by vote, such action may be taken
                                  10
without a meeting on written consent, setting forth the action so taken, signed by the holders of all outstanding shares entitled to vote thereon. This paragraph shall not be construed to alter or modify the provisions of any section of the Business Corporation Law or any provision in the Certificate of Incorporation of the Corporation not inconsistent with the Business Corporation Law under which the written consent of the holders of less than all outstanding shares is sufficient for corporate action.
     Written consent thus given by the holders of all outstanding shares entitled to vote shall have the same effect as a unanimous vote of shareholders.
                             ARTICLE II
                             DIRECTORS
     SECTION 2.01. MANAGEMENT OF BUSINESS; QUALIFICATIONS OF DIRECTORS. The business of the Corporation shall be managed by its Board of Directors, each of whom shall be at least twenty-one years of age.
     Directors need not be Stockholders.
     The Board of Directors, in addition to the powers and authority expressly conferred upon it herein, by statute, by the Certificate of Incorporation of the Corporation and otherwise, is hereby empowered to exercise all such powers as may be exercised by the Corporation, except as expressly provided otherwise by the statutes of the State of New York, by the Certificate of Incorporation of the Corporation and these By-Laws.
                                   11

     SECTION 2.02. NUMBER OF DIRECTORS. The number of Directors which shall constitute the entire Board shall be eleven (11), but this number may be increased and subsequently again increased or decreased from time to time by the affirmative vote of the majority of Directors, except that the number of Directors shall not be less than nine (9).
     SECTION 2.03. CLASSIFICATION AND ELECTION. (a) The Directors shall be divided into three classes designated as Class 1, Class 2 and Class 3. All classes shall be as nearly equal in number as possible and no class shall include less than three (3) Directors. The term of office of the Directors initially classified shall be as follows: Class 1 shall expire at the next
(1992) Annual Meeting of the Shareholders, Class 2 shall expire at the second succeeding (1993) Annual Meeting of the Shareholders, and Class 3 shall expire at the third succeeding (1994) Annual Meeting of the Shareholders. (b) At each Annual Meeting after such initial classification, Directors to replace those whose terms expired at such Annual Meeting shall be elected to hold office until the third succeeding Annual Meeting of the Shareholders. A Director shall hold office until the Annual Meeting for the year in which his term expires and subject to prior death, resignation, retirement, or removal from office, until his successor shall be elected and qualified.
     SECTION 2.04.  NEWLY CREATED DIRECTORSHIP AND VACANCIES.
Newly created Directorships or any decrease in Directorship shall be apportioned among the classes as to make all classes as nearly
                                  12
equal in number as possible. Newly created Directorships resulting from an increase in the number of Directors and vacancies caused by death, resignation, retirement, or removal from office, subject to
Section 2.05(b), may be filled by the majority of the Directors voting on the particular matter, if a quorum is present. If the number of Directors then in office is less than a quorum, such newly created Directorships and vacancies may be filled by the affirmative vote of a majority of the Directors in office. When the number of Directors is increased by the Board, and the newly created Directorships are filled by the Board, there shall be no classification of the additional Directors until the next Annual Meeting of the shareholders. Any Director elected by the Board to fill a vacancy shall serve until the next meeting of the shareholders, at which the election of the Directors is in the regular order of business, and until his successor is elected and qualified.
     In no case will a decrease in the number of Directors shorten the term of an incumbent Director.
     SECTION 2.05(A). RESIGNATIONS. Any Director of the Corporation may resign at any time by giving written notice to the Board of Directors, the President or the Secretary of the Corporation. Such resignation shall take effect at the time specified therein, if any, or if no time is specified therein, then upon receipt of such notice by the addressee; and, unless otherwise provided therein, the acceptance of such resignation shall not be necessary to make it effective.
                                  13
     SECTION 2.05(B). REMOVAL OF DIRECTORS. Any or all of the Directors may be removed at any time (i) for cause by vote of the shareholders or by action on the Board of Directors or (ii) without cause by vote of the shareholders, except as expressly provided otherwise by Section 706 of the Business Corporation Law. The Board of Directors shall fill vacancies occurring in the Board by reason of removal of Directors for cause. Vacancies occurring by reason of removal without cause shall be filled by the Shareholders.
     SECTION 2.06. QUORUM OF DIRECTORS. At all meetings of the Board of Directors, a majority of the number of Directors then office shall be necessary and sufficient to constitute a quorum for the transaction of business and the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as expressly provided otherwise by the statutes of the State of New York and except as provided in the third sentence of Section 2.04, in Section 2.11 and
Section 7.09 hereof.
     A majority of the Directors present, whether or not a quorum is present, may adjourn any meeting of the Directors to another time and place. Notice of any adjournment need not be given if such time and place are announced at the meeting.
     SECTION 2.07. ANNUAL MEETING. The Board of Directors shall meet immediately following the adjournment of the Annual Meeting of shareholders in each year at the same place and no notice of such meeting shall be necessary.
                                   14
     SECTION 2.08. REGULAR MEETINGS. Regular meetings of the Board of Directors may be held at such time and place as shall from time to time be fixed by the Board and no notice thereof shall be necessary.
     SECTION 2.09. SPECIAL MEETINGS. Special meetings may be called at any time by any Director, the President, any Vice President, the Treasurer, or the Secretary or by resolution of the Board of Directors. Special meetings shall be held at such place as shall be fixed by the person or persons calling the meeting and stated in the notice or waiver of notice of the meeting.
     SECTION 2.10. COMPENSATION. Directors shall receive such fixed sums and expenses of attendance for attendance at each meeting of the Board or of any committee and/or such salary as may be determined from time to time by the Board of Directors; provided that nothing herein contained shall be construed to preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.
     SECTION 2.11. COMMITTEES. The Board of Directors, by resolution adopted by a majority of the entire Board, may designate from among its members an Executive Committee and other committees, each consisting of three or more Directors, and each of which, to the extent provided in the resolution, shall have the authority of the Board of Directors, except that no such committee shall have authority as to the following matters:
     (a) The submission to shareholders of any action that needs shareholder's authorization under the Business Corporation Law.
                                     15


     (b) The filling of vacancies in the Board of Directors or in any committee.

     (c) The fixing of compensation of the Directors for serving on the Board of Directors or on any committee.

     (d) The amendment or repeal of the By-Laws, or the adoption of new By-Laws.

     (e) The amendment or repeal of any resolution of the Board of Directors which by its terms shall not be so amendable or repealable.

     The Board may designate one or more Directors as alternate members of any such committee, who may replace any absent member or members at any meeting of such committee. Each such committee shall serve at the pleasure of the Board of Directors.
     Regular meetings of any such committee shall be held at such time and place as shall from time to time be fixed by such committee and no notice thereof shall be necessary. Special meetings may be called at any time by any Officer of the Corporation or any member of such committee. Notice of each special meeting of each such committee shall be given (or waived) in the same manner as notice of a special meeting of the Board of Directors. A majority of the members of any such committee shall constitute a quorum for the transaction of business and the act of a majority of the members present at the time of the vote, if a quorum is present at such time, shall be the act of the committee.
     SECTION 2.12. INTERESTED DIRECTORS. No contract or other transaction between the Corporation and one or more of its Directors, or between the Corporation and any other corporation, firm, association or other entity in which one or more of the Corporation's Directors are Directors or Officers, or are
                                 16
financially interested, shall be either void or voidable for this reason alone or by reason alone that such Director or Directors are present at the meeting of the Board of Directors, or of a committee thereof, which approves such contract or transaction, or that his or their votes are counted for such purpose:
     (1) If the fact of such common Directorship, Officership or financial interest is disclosed or known to the Board or committee, and the Board or committee approves such contract or transaction by a vote sufficient for such purpose without counting the vote or votes of such interested Director or Directors;

     (2) If such common Directorship, Officership or financial interest is disclosed or known to the shareholders entitled to vote thereon, and such contract or transaction is approved by vote of the shareholders;
             or

     (3) If the contract or transaction is fair and reasonable as to the Corporation at the time it is approved by the Board, a committee of the shareholders.

     Common or interested Directors may be counted in determining the presence of a quorum at a meeting of the Board or of a committee which approves such contract or transaction.
     SECTION 2.13. LOANS TO DIRECTORS. A loan shall not be made by the Corporation to any Director unless it is authorized by vote of the shareholders. For this purpose, the shares of the Director who would be the borrower shall not be shares entitled to vote. A loan made in violation of this Section shall be a violation of the duty to the Corporation of the Directors approving it, but the obligation of the borrower with respect to the loan shall not be affected thereby.
     SECTION 2.14. CONSENT TO ACTION. Any action required or permitted to be taken by the Board of Directors or any committee
                                 17
thereof may be taken without a meeting if all members of the Board or committee consent in writing, whether done before or after the action so taken, to the adoption of a resolution authorizing the action. The resolution and the written consent thereto shall be filed with the Minutes of the proceeding of the Board or the committee.
                            ARTICLE III
                             OFFICERS
     SECTION 3.01. ELECTION OR APPOINTMENT: NUMBER. The Officers shall be a Chairman, a Vice-Chairman, a President, a Secretary, a Treasurer, and such number of Executive Vice-Presidents, Vice-Presidents, Assistant Secretaries and Assistant Treasurers, and such other Officers as the Board may from time to time determine. Any person may hold two or more offices at the same time, except the offices of President and Secretary. Any Officer, except the Chairman, Vice-Chairman and the President of the Corporation, may but does not need to be chosen from among the Board of Directors.
     SECTION 3.02.  TERM.  Subject to the provisions of Section
3.03 hereof, all officers shall be elected or appointed to hold office until the meeting of the Board of Directors following the next Annual Meeting of shareholders, and each officer shall hold office for the term for which he is elected or appointed and until his successor has been elected or appointed and qualified.
                                   18



     The Board may require any Officer to give security for the faithful performance of his duties.
     SECTION 3.03. REMOVAL. Any Officer elected or appointed by the Board of Directors may be removed by the Board with or without cause.
     The removal of an Officer without cause shall be without prejudice to his contract rights, if any. The election or appointment of an Officer shall not of itself create contract rights.
     SECTION 3.04. AUTHORITY. Any Director or such other person as may be designated by the Board of Directors, and in the absence of such Director or other person, the President shall be the Chief Executive Officer of the Corporation. The Chairman shall oversee the general operations of the Corporation and set company policy which would be implemented, interpreted and carried out by the President and Chief Executive Officer who will report directly to the Chairman. The Chairman shall preside at all meetings of the Board of Directors unless some other person is designated by the Board.
     SECTION 3.05. VOTING SECURITIES OWNED BY THE CORPORATION. Powers of attorney, proxies, waivers or notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President or any Vice-President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in
                                  19
person or by proxy at any meeting of security holders of any Corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.
                             ARTICLE IV
                            CAPITAL STOCK
     SECTION 4.01. STOCK CERTIFICATES. The shares of the Corporation shall be represented by certificates signed by the Chairman of the Board or the President or a Vice-President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer of the Corporation, and may be sealed with the seal of the Corporation or a facsimile thereof. The signatures of the Officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee. In case any Officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such Officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such Officer at the date of issue.
                                  20


     Each certificate representing shares shall also set fort such additional material as is required by subdivisions (b) and (c) of
Section 508 of the Business Corporation Law.
     SECTION 4.02. TRANSFERS. Stock of the Corporation shall be transferable in the manner prescribed by the laws of the State of New York and in these By-Laws Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by attorney lawfully constituted in writing and upon the surrender of the certificate therefor, which shall be canceled before the new certificate shall be issued.
     SECTION 4.03. REGISTERED HOLDERS. The Corporation shall be entitled to treat and shall be protected in treating the persons in whose names shares or any warrants, rights or options stand on the record of shareholders, warrant holders, right holders or option holders, as the case may be, as the owners thereof for all purposes and shall not be bound to recognize any equitable or other claim to, or interest in, any such share, warrant, right or option on the part of any other person, whether or not the Corporation shall have notice thereof, except as expressly provided otherwise by the Statutes of the State of New York.
     SECTION 4.04. NEW CERTIFICATES. The Corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Directors may, in their discretion, require the owner of the lost, stolen or destroyed certificate, or his legal representatives, to give the Corporation a bond sufficient (in the
                                  21
judgment of the Directors) to indemnify the Corporation against any claim that may be made against it on account of the alleged loss or theft of any such certificate or the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the judgment of the Directors, it is proper so to do.
                               ARTICLE V
                    Financial Notices to Shareholders
     SECTION 5.01. DIVIDENDS. When any dividend is paid or any other distribution is made, in whole or in part, from sources other than earned surplus, it shall be accompanied by a written notice
(1) disclosing the amounts by which such dividend or distribution affects stated capital, capital surplus and earned surplus, or (2) if such amounts are not determinable at the time of such notice, disclosing the approximate effect of such dividend or distribution upon stated capital, capital surplus and earned surplus and stating that such amounts are not yet determinable.
     SECTION 5.02. SHARE DISTRIBUTION AND CHANGES. Every distribution to shareholders of certificates representing a share distribution or a change of shares which affects stated capital, capital surplus or earned surplus shall be accompanied by a written notice (1) disclosing the amounts by which such distribution or change affects stated capital, capital surplus or earned surplus, or (2) if such amounts are not determinable at the time of such notice, disclosing the approximate effect of such distribution or change upon stated capital, capital surplus and earned surplus and stating that such amounts are not yet determinable.
                                   22
     When issued shares are changed in any manner which affects stated capital, capital surplus or earned surplus, and no distribution to shareholders of certificates representing any shares resulting from such change is made, disclosure of the effect of such change upon the stated capital, capital surplus and earned surplus shall be made in the next financial statement covering the period in which such change is made that is furnished by the Corporation to holders of shares of the class or series so changed or, if practicable, in the first notice of dividend or share distribution or change that is furnished to such shareholders between the date of the change and shares and the next such financial statement, and in any event within six months of the date of such change.
     SECTION 5.03. CANCELLATION OF REACQUIRED SHARES. When reacquired shares other than converted shares are canceled, the stated capital of the Corporation shall be reduced by the amount of stated capital then represented by such shares plus any stated capital not theretofore allocated to any designated class or series which is thereupon allocated to the shares canceled. The amount by which stated capital has been reduced by cancellation of required shares during a stated period of time shall be disclosed in the next financial statement covering such period that is furnished by the Corporation to all its shareholders or, if practicable, in the first notice of dividend or share distribution that is furnished to the holders of each class or series of its shares between the end of the period and the next such financial statement, and in any
                                  23
event to all its shareholders within six months of the date of the reduction of capital.
     SECTION 5.04. REDUCTION OF STATED CAPITAL. When a reduction of stated capital has been effected under Section 516 of the Business Corporation Law, the amount of such reduction shall be disclosed in the next financial statement covering the period in which such reduction is made that is furnished by the Corporation to all its shareholders or, if practicable, in the first notice of dividend or share distribution that is furnished to the holders of each class or series of its shares between the date of such reduction and the next such financial statement, and in any event to all its shareholders within six months of the date of such reduction.
     SECTION 5.05. APPLICATION OF CAPITAL SURPLUS TO ELIMINATION OF A DEFICIT. Whenever the Corporation shall apply any part or all of its capital surplus to the elimination of any deficit in the earned surplus account, such application shall be disclosed in the next financial statement covering the period in which such elimination is made that is furnished by the Corporation to all its shareholders or, if practicable, in the first notice of dividend or share distribution that is furnished to holders of each class or series of its shares between the date of such elimination and the next such financial statement, and in any event to all its shareholders within six months of the date of such action.
     SECTION 5.06. CONVERSION OF SHARES. Should the Corporation issue any convertible shares, then, when shares have been
                                  24
converted, disclosure of the conversion of shares during a stated period of time and its effect, if any, upon stated capital shall be made in the next financial statement covering such period that is furnished by the Corporation to all its shareholders or, if practicable, in the first notice of dividend or share distribution that is furnished to the holders of each class or series of its shares between the end of such period and the next financial statement, and in any event to all its shareholders within six months of the date of the conversion of shares.
                              ARTICLE VI
                            INDEMNIFICATION
     SECTION 6.01. RIGHT TO INDEMNIFICATION. The Corporation shall indemnify, defend and hold harmless any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, investigative or other, including appeals, by reason of the fact that he is or was a Director, Officer or employee of the Corporation, or is or was serving at the request of the Corporation as a Director, Officer or employee of any Corporation, partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a Director, Officer or employee or in any other capacity while serving as a Director, Officer or employee, to the fullest extent authorized by the New York Business Corporation Law, as the same exists or may hereafter be amended, against all
                                  25
expenses, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith; provided, however, that except as provided in Section 6.02 hereof with respect to proceedings seeking to enforce rights to indemnification, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if the proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.
     The right to indemnification conferred in this Article shall be a contract right and shall include the right to be paid by the Corporation expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that if required by law at the time of such payment, the payment of such expenses incurred by a Director or Officer in his capacity as a Director or Officer (and not in any other capacity in which service was or is rendered by such person while a Director or Officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of such proceeding, shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such Director or Officer, to repay all amounts so advanced if it should be determined ultimately that such Director or Officer is not entitled to be indemnified under this Section or otherwise.
                                   26

     "Employee" as used herein, includes both an active employee in the Corporation's service, as well as a retired employee who is or has been a party to a written agreement under which he might be, or might have been, obligated to render services to the Corporation.
     SECTION 6.02. RIGHT OF CLAIMANT TO BRING SUIT. If a claim under Section 6.01 is not paid in full by the Corporation within sixty (60) days or, in cases of advances of expenses, twenty (20) days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the New York Business Corporation Law for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defence shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in the New York Business Law, nor an actual determination by the Corporation (including its
                                 27
Board of Directors, independent legal counsel, or its shareholders) that the claimant had not met such applicable standard of conduct shall be a defense to the action or create a presumption that claimant had not met the applicable standard of conduct. The Corporation shall be precluded from asserting in any judicial proceeding commenced pursuant to this Article that the procedures and presumptions of this Article are not valid, binding and enforceable and shall stipulate in any such proceeding that the Corporation is bound by all provisions of this Article.
     SECTION 6.03. NONEXCLUSIVENESS. The indemnification and advances of expenses granted pursuant to, or provided by, this Article shall not be deemed exclusive of any other rights to which a Director or Officer seeking indemnification or advancement or expenses may be entitled, whether contained in the Certificate of Incorporation or these By-Laws, and the Board of Directors is authorized, from time to time in its discretion, to enter into agreements with one or more Directors, Officers and other persons providing for the maximum indemnification allowed by applicable law.
     The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Article (a) shall apply to acts or omissions antedating the adoption of this By-Law, (b) shall be severable, (c) shall not be exclusive of other rights to which any Director, Officer or employee may now or hereafter become entitled apart from this Article, (d) shall continue as to a person who has
                                  28
ceased to be such Director, Officer or employee and (e) shall inure to the benefit of the heirs, Executors and Administrators of such a person.
     SECTION 6.04. INSURANCE FOR INDEMNIFICATION OF DIRECTORS AND OFFICERS. The Corporation shall have the power to purchase and maintain insurance (a) to indemnify the Corporation for any obligations which it incurs as the result of the indemnification of Directors and Officers under the provisions of this Article; (b) to indemnify Directors and Officers in instances which they may be indemnified by the Corporation under the provisions of this Article; and (c) to indemnify Directors and Officers in instances in which they may not otherwise be indemnified by the Corporation under the provisions of this Article, provided the contract of insurance covering such Directors and Officers provides, in a manner acceptable to the Superintendent of Insurance of the State of New York, for a retention amount and for co-insurance.
     No insurance under the preceding paragraph of this Section may provide for any payment, other than the cost of defense, to or on behalf of any Director of Officer: (i) if a judgment or other final adjudication adverse to the insured Director or Officer establishes that his acts of active and deliberate dishonesty were material to the cause of action so adjudicated or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled, or (ii) in relation to any risk the insurance of which is prohibited under the insurance laws of the State of New York.
                                29
                            ARTICLE VII

                           MISCELLANEOUS

     SECTION 7.01. OFFICES. The principal office of the Corporation shall be in the City of New York, County of New York, State of New York. The Corporation may also have offices at other places, within and/or without the State of New York.
     SECTION 7.02. SEAL. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its incorporation and the words "Corporate Seal of New York".
     SECTION 7.03. CHECKS. All checks or demands for money shall be signed by such person or persons as the Board of Directors may from time to time determine.
     SECTION 7.04. FISCAL YEAR. The fiscal year of the Corporation shall begin on the 1st day of July in each year and shall end on the 30th day of June of the ensuing year and the first fiscal year shall end on June 30, 1969.
     SECTION 7.05. BOOKS AND RECORDS. The Corporation shall keep correct and complete books and records of accounts and shall keep minutes of the proceedings of its shareholders, Board of Directors and Executive Committee, if any, and shall keep at the office of the Corporation in New York State or at the office of its transfer agent or registrar in New York State, a record containing the names and addresses of all shareholders, the number and class of shares held by each and the dates when they respectively became the owners
                                  30
of record thereof. Any of the foregoing books, minutes or records may be in written form or in any other form capable of being converted into written form within a reasonable time.
     SECTION 7.6. DUTY OF DIRECTORS AND OFFICERS. Directors and Officers shall discharge the duties of their respective positions in good faith and with that degree of diligence, care and skill which ordinarily prudent men would exercise under similar circumstances in like positions. In discharging their duties, Directors and Officers, when acting in good faith, may rely upon financial statements of the Corporation represented to them to be correct by the President or the Officer of the Corporation having charge of its books of accounts, or stated in a written report by an independent public or certified public accountant or firm of such accountants fairly to reflect the financial condition of the Corporation.
     SECTION 7.07. WHEN NOTICE OR LAPSE OF TIME UNNECESSARY; NOTICE DISPENSED WITH WHEN DELIVERY IS PROHIBITED. Whenever, under the Business Corporation Law or the Certificate of Incorporation or the By-Law of the Corporation or by the terms of any agreement or instrument, the Corporation or the Board of Directors or any committee thereof is authorized to take any action after notice to any person or persons or after the lapse of a prescribed period of time, such action may be taken without notice and without the lapse of such period of time, if at any time before or after such action is completed the person or persons entitled to such notice or entitled to participate in the action to be taken or, in the case
                                  31
of a shareholder, by his attorney-in-fact, submit a signed waiver of notice of such requirements.
     Whenever any notice or communication is required to be given to any person by the Business Corporation Law, the Certificate of Incorporation of the Corporation or theses By-Laws, or by the terms of any agreement or instrument, or as a condition precedent to taking any corporate action and communication with such person is then unlawful under any statute of the State of New York or of the United States or any regulation, proclamation or order issued under said statutes, then the giving of such notice or communication to such person shall not be required and there shall be no duty to apply for license or other permission to do so. Any affidavit, certificate or other instrument which is required to be made or filed as proof of the giving of any notice or communication required the Business Corporation Law shall, if such notice or communication to any person is dispensed with under this paragraph, include a statement that such notice or communication was not given to any person with whom communication is unlawful. Such affidavit, certificate or other instrument shall be as effective for all purposes as though such notice or communication had been personally given to such person.
     SECTION 7.08. ENTIRE BOARD. As used in these By-Laws, the term "Entire Board" means the total number of Directors which the Corporation would have if there were no vacancies.
     SECTION 7.09. AMENDMENT OF BY-LAWS. These By-Laws may be amended or repealed and new By-Laws adopted by the Board of
                                32
Directors or by vote of the holders of the shares at the time entitled to vote of the holders of the shares at the time entitled to vote in the election of any Directors, except that any amendment by the Board changing the number of Directors shall require the vote of a majority of the Entire Board and except that any By-Laws adopted by the Board may be amended or repealed by the shareholders entitled to vote thereon as provided in the Business Corporation Law.
     If any By-Law regulating an impending election of Directors is adopted, amended or repealed by the Board, the shall be set forth in the notice of the next meeting of shareholders for the election of Directors the By-Law so adopted, amended or repealed, together with a concise statement of the changes made.
     SECTION 7.10 NONAPPLICATION OF NORTH CAROLINA SHAREHOLDER PROTECTION ACT. The provisions of North Carolina General Statutes 55-75 through 55-79 shall not be applicable to this Corporation.
     SECTION 7.11. SECTION HEADINGS. The Headings to the Articles and Sections of these By-Laws have been inserted for convenience of reference only and shall not be deemed to be a part of these By-Laws.





                                 33

                            EXHIBIT (10g)

                                    From:   Unifi, Inc.
                                            P. O. Box 19109
                                            Greensboro, N.C. 27419

THE CIT GROUP/BCC, INC.
P. O. Box 31307
Charlotte, North Carolina 28231

Gentlemen:

     We are pleased to propose the terms upon which you are to act as our factor, effective as of May 25, 1994.

     1. We hereby sell and assign to you as absolute owners and you hereby purchase from us without recourse to us except as hereinafter set forth, Receivables now or hereafter owned by us which are acceptable to you. The term "Receivables" means and includes accounts, contract rights, documents, instruments and other evidence of customer indebtedness, whether secured or unsecured, all proceeds thereof and all of our rights to any merchandise, delivered or undelivered, which is represented thereby, including all of our rights of stoppage in transit, replevin and reclamation as an unpaid vendor or lienor; limited, however, to those Receivables which we assign to you. On all Receivables approved by you, you assume the risk of loss resulting solely from customers' failure to pay at maturity because of financial inability ("Credit Risk"), but you shall not be responsible where nonpayment is due to any other cause. Receivables not approved by you, as provided below in whole or in part, are assigned to you with full recourse to the undersigned to the extent and in the respects not so approved.

     2. The amount and terms of each proposed sale or service to our customers shall be submitted to you for your written approval (which shall include facsimile) which approval may be withdrawn at any time before actual shipment or performance is completed. We warrant as to each such Receivable that: it is a bona fide existing obligation created by the absolute sale and delivery of merchandise or the rendition of services to customers in the ordinary course of business; we have good title thereto and good right to sell and assign same to you; all documents delivered to you in connection therewith are genuine; it will at all times be enforceable against all parties thereto without defense, offset or counterclaim, real or claimed; it is and will at all times be free and clear of liens and encumbrances, except in your favor; it will be paid according to its terms and it does not represent a sale to any entity which is our parent, subsidiary or affiliate.

     3. You shall purchase and acquire a security interest in our Receivables in accordance with the terms of this Agreement and, in payment, shall credit the gross amount of all assigned Receivables to a Reserve Account which you shall establish on your books in our name. You shall also establish a Cash Account on your books in our name and, at the time you credit the gross amount of assigned receivables to our Reserve Account, you shall charge the Cash Account with appropriate factoring charges and on the average maturity date of each assignment (calculated on the maturity date of each invoice in the assignment plus five business days for collection) you will transfer the net amount of the assignment (invoices less credits and discounts made available to or extended to our customers, whether taken or not) from the Reserve Account to the Cash Account. The Cash Account shall be charged with interest and any other amounts chargeable to us hereunder. You shall furnish us with advices of all entries to our Reserve and Cash Accounts.
As you credit our Reserve Account with the gross amount of Receivables assigned to you, you will debit the same amount to an Accounts Receivable Account which you shall establish on your books in our name and which you shall credit with all credit memoranda and allowances to our customers and with all payments received from our customers. A discount, factored credit or allowance after issuance or granting may be claimed solely by the customer, and after your purchase of Receivables we will not issue or grant any discounts, credits or allowances to the customer without your prior written consent.

     You may, at your option, maintain such reserve as you deem necessary from time to time as security for payment and performance of our Obligations, as defined in Paragraph "6".

     4. Subject to the provisions of this Agreement, you shall remit to us (and at any time in your sole discretion, you may remit) any moneys standing to our credit in our Cash Account on your books in excess of the reserve provided for herein. You may charge to our Cash Account interest on any debit balance in our Cash Account. Such interest shall be charged as of the last day of each month, at the "Chemical Rate". ("Chemical Rate" is defined as the per annum rate of interest publicly announced by Chemical Bank in New York, New York, from time to time as its prime rate. The Chemical Rate is not intended to be the lowest rate charged by Chemical Bank to its borrowers.) All such interest shall be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Any adjustment in your interest rate, whether downward or upward, will become effective on the first day of the month next following the month in which the Chemical rate of interest is reduced or increased. You shall also be entitled to charge interest at the cost of funds rate (as defined below) on Receivables with respect to which an alleged claim, defense or offset is asserted or for which you have not assumed the Credit Risk from the maturity date of the Receivable invoice until such Receivable has been cleared from the Accounts Receivable Account. If you hold a collected credit balance, you shall credit our Cash Account as of the last day of the month, interest on such credit balance at 2.75% below the Chemical Rate of interest as defined above. Within fifteen (15) days after the end of each month or as soon thereafter as is reasonably possible, you shall send us a statement of our account. Each such statement will be fully binding upon us and shall constitute an account stated unless we give you written notice of exceptions within thirty (30) days from its date of mailing. We agree to pay to you on demand any debit balance in our account. Your factoring charge referred to above shall be as follows: .35% of the net amount of all Receivables.
We together with our subsidiary company, Unifi Spun Yarns, Inc., which has entered into a separate factoring agreement with you of even date hereof ("Unifi Spun Agreement") jointly and severally agree to factor a minimum annual volume of $100,000,000.00 during each Contract Year this Agreement and the Unifi Spun Agreement is in effect. ("Contract Year" shall mean the twelve month period beginning on the effective date of this agreement and each succeeding twelve month period beginning on the anniversary date of this agreement.) Please reference Letter Amendment of even date hereof.

     5. We agree to notify you promptly of all customer disputes, claims and returns, to indemnify and protect you against liability, loss or expense caused by or arising out of such disputes, claims or returns, and, subject to your prior approval in each instance, to issue credit memoranda immediately (with duplicates to you) upon the acceptance of returns or granting of allowances. Without your prior written consent, we will not change the amount or terms of any Receivable, whether or not approved, or grant any other indulgence with respect thereto. You may at any time charge to our Cash Account, after 60 days notice, the amount of any customer deduction and as of the due date of the invoice, the amount of (a) each Receivable with respect to which any customer dispute is asserted or which is not paid in full at its due date for any reason other than financial ability to pay and (b) each Receivable upon which you have not assumed the Credit Risk. Such charge shall not constitute a reassignment to us of the Receivable involved and title remains in you until you are fully reimbursed. Until reassigned to us you shall remain the absolute owner of each Receivable assigned to you and of any rejected, returned or recovered merchandise in connection therewith, with the right to take possession thereof at any time, and until such possession is taken, such merchandise shall be set aside, marked in your name and held for your account as owned. At your option, we agree to resell such merchandise for your account at prices you deem advisable with the proceeds made payable to you in all events and any deficiencies, costs and expenses thereof payable by us.

     6. With regard to those Receivables which we assign to you hereunder, we hereby grant you a security interest in our now existing and future accounts (whether or not specifically scheduled in accordance with Paragraph "7"), instruments, documents, contract rights, chattel paper, general intangibles, unpaid seller's rights, returned and repossessed goods, reserves and credit balances hereunder, and in all guaranties and collateral therefor, and all proceeds of all the foregoing. We will not grant a security interest in Inventory to anyone else without giving you prior written notice.

     7. We shall, from time to time, provide you with a schedule of Receivables purchased by you, together with copies of customers' invoices, conclusive evidence of shipment, and such other documentation and proof of delivery as you shall at any time require and documents, instruments and other evidences of customer indebtedness, duly endorsed in blank by us. All invoices to customers shall state plainly on their face that the accounts receivable represented by such invoices have been assigned and are payable only to you. We are to prepare and mail all customers' invoices, but you may do so at your option. All Receivables shall be subject to the assignment prescribed herein, whether or not we execute any specific instrument of assignment or schedule. You are authorized to regard our printed name or rubber stamp signature on assignment schedules or invoices as the equivalent of a manual signature by one of our authorized officers or agents. If any remittances are made directly to us by our customers, we shall act as trustee of an express trust for your benefit, hold the same as your property and immediately deliver to you the identical checks, moneys or other forms of remittance received, and you shall have the right to endorse our name on any and all checks and other forms of remittances received where such endorsement is required to effect collection. We shall not sell or assign, negotiate, pledge or grant any security interest in any Receivables to anyone other than you without prior written notification to you. All sales of Receivables to you by us shall be deemed to include all of our right, title and interest to all of our books, records and files and all other data and documents relating to each Receivables. If any tax by any governmental authority is imposed on any transaction between us, or in respect to sales or the merchandise affected by such sales, which you are required to withhold or pay, we agree to indemnify and hold you harmless in respect to such taxes, and we will repay you the amount of any such taxes, which shall be charged to our Cash Account.

     8. The initial term of this agreement shall be two years from the effective date of this agreement. Thereafter, this agreement may be terminated by us upon written notice to you prior to the anniversary date of this agreement, and at any time upon 30 days written notice by you to us. Notwithstanding the foregoing, should we become insolvent, be unable to meet our debts as they mature, commit an act of bankruptcy, stop doing business, call a meeting of our creditors, breach any warranty, promise or covenant in this Agreement, fail to pay any Obligation when due, or have commenced by or against us any bankruptcy, insolvency arrangement, reorganization, receivership or similar proceeding, you shall have the right to terminate this agreement at any time without notice. Notwithstanding any termination, all the terms, conditions, security interests and provisions hereof shall continue to be fully operative during the time ("Termination Period") until all transactions entered into, rights created or obligations incurred hereunder prior to the termination and all of our Obligations have been fully disposed of, concluded, paid, satisfied any/or liquidated. If the debit balance of our Accounts Receivable Account exceeds the credit balance of our Reserve Account, the difference will appear on your monthly statement to us as a debit balance of funds advanced and vice versa. You shall be entitled to charge our Reserve Account for funds advanced hereunder, as of the last day of each month, interest on the debit balance of average daily funds advanced for the month at the "Chemical Rate". ("Chemical Rate" is defined as the per annum rate of interest publicly announced by Chemical Bank in New York, New York, from time as its prime rate. The Chemical Rate is not intended to be the lowest rate of interest charged by Chemical Bank to its borrowers.) All such interest shall be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Any adjustment in your interest rate, whether downward or upward, will become effective on the first day of the month next following the month in which the Chemical Rate of interest is reduced or increased. Upon termination of this Agreement, the provisions of this paragraph shall supersede any provisions of the Agreement which are or become inconsistent herewith. Please reference Letter Amendment dated of even date hereof.

     9. This Agreement and all transactions hereunder shall be governed as to validity, enforcement, interpretation, construction and in all other respects by the laws of the State of North Carolina and shall be binding upon the parties hereto and their heirs, legal representatives, successors and assigns. The agreement shall become effective only from the date of your written acceptance.

     10. No delay or failure on your part in the exercise of any right, privilege or option hereunder shall operate as a waiver of any thereof, and no waiver whatever shall be valid unless in writing signed by you and then only to the extent therein set forth. This Agreement cannot be changed or terminated orally, is our entire contract and is for the benefit of and binding upon us and our respective successors and assigns, heirs, executors and administrators. All notices are given when mailed registered or certified mail, return receipt requested.

     11. Each of us expressly submits and consents to the jurisdiction of the Courts of the State of North Carolina and United States District Court for the Western District of North Carolina with respect to any controversy arising out of or relating to this Agreement or any supplement hereto or to any transactions in connection herewith and hereby waive personal service of the summons, complaint or other process or papers to be issued therein and hereby agree that service of such summons, complaint, process or papers may be made by registered or certified mail addressed to the other party at the address appearing herein; failure on the part of either party to appear or answer within thirty (30) days after the mailing of such summons, complaint, process or papers shall constitute a default entitling the other party to enter a judgment or order as demanded or prayed for therein. Insofar as permitted by law, WE EACH HEREBY WAIVER ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING ARISING OUT OF THIS AGREEMENT.

     12. We hereby constitute and appoint you or such person as you may name, including substitutions, as our attorney-in-fact to exercise, and at your cost and expense, to execute all necessary documents in our name and do all other things necessary to carry out this Agreement. We hereby ratify and approve all acts of the attorney and agree that neither you nor the attorney will be liable for any acts of commission or omission nor for any error of judgement or mistake of fact or law, provided you have acted as in a manner consistent with reasonable prudent business standards. This power being coupled with an interest is irrevocable so long as any Receivable assigned and sold you remains unpaid or we are indebted to you in any manner.

                                  Very truly yours,

ATTEST:                           UNIFI, INC.

CLIFFORD FRAZIER, JR.             By: ROBERT A. WARD
- - - ---------------------                 ---------------------------
     Secretary
                                  Title: Executive Vice President
(Corporate Seal)                         ------------------------
                                  Date: May 25, 1994

                                  Accepted at Charlotte, North
                                  Carolina

ATTEST:                           THE CIT GROUP/BCC, INC.
BRENDA C. PAINTER
- - - -----------------                 By: EDWARD L. BOYD
Asst. Secretary                       ---------------------------
                                Title: President-Charlotte Division
(Corporate Seal)                       ----------------------------
                                  Date: May 25, 1994




















             Unifi, Inc. and Unifi Spun Yarns, Inc.
                       Post Office Box 19109
                Greensboro, North Carolina  27419





                          May 25, 1994

The CIT Group/BCC, Inc.
Post Office Box 31307
Charlotte, North Carolina  28231

Gentlemen:

This letter amendment shall serve to modify the terms and conditions of the separate Factoring Agreements between you and us dated of even date hereof. Notwithstanding the minimum Annual Volume guaranteed amount as set forth in paragraph 4 of both of the Factoring Agreements, the minimum Annual Volume guaranteed amount will be increased based on the customer credit line provided jointly and severally to Unifi, Inc. and Unifi Spun Yarns, Inc. by you for Texfi Industries, Inc. and subsidiaries ("Texfi"), and will be as set forth in the chart below.

Also, in the event that the credit line to Texfi is increased or reduced by CIT, Unifi, Inc. or Unifi Spun Yarns, Inc., the minimum Annual Volume guaranteed amount, which is the joint and several obligation of Unifi, Inc. and Unifi Spun Yarns, Inc. will be as set forth below.

                              Minimum Annual Volume
        Texfi Line  Rate        Guaranteed Amount         Term
        ----------  ----      ---------------------      -------
Less
Than   $3,000,000    .35%        $100,000,000           1 Year
       $3,000,000    .35%        $190,000,000           2 Years
       $4,000,000    .35%        $220,000,000           2 Years
       $5,000,000    .35%        $250,000,000           2 Years

Any excess volume factored over the minimum Annual Volume guaranteed amount during the first Contract Year shall be applied to the second Contract Year's minimum Annual Volume guaranteed amount. (Contract Year is defined in the Factoring Agreements.) Any shortfall in the first Contract Year may be made up during the second Contract Year. At the end of the two-year period, any shortfall in the minimum Annual Volume guaranteed amount will be paid to you based on the .35% rate.

Furthermore, we agree that the minimum Annual Volume guaranteed amount will also be increased on a pro rata basis at credit lines offered to Texfi between amounts stated above.

Finally, notwithstanding the termination language as stated in paragraph 8 of the Factoring Agreements, the Factoring Agreements may be terminated after the first Contract Year if the Texfi credit provided jointly and severally to us by you is less than $3,000,000, by giving you written notice prior to the anniversary date.

The remaining terms and conditions of the Factoring Agreements shall remain in full force and effect unless specifically amended herein.

                                Very truly yours,

                                UNIFI, INC.

                                By: ROBERT A. WARD
                                    -----------------------------
                                Its: Executive Vice President
                                    -----------------------------
                                UNIFI SPUN YARNS, INC.

                                By: ROBERT A. WARD
                                    -----------------------------
                                Its: Executive Vice President
                                    -----------------------------
READ AND AGREED TO:

THE CIT GROUP/BCC, INC.

By: TERRY D. OELSCHLAEGER
    ----------------------
Its: Senior Vice President
     ---------------------
Date: May 29, 1994
     ---------------------



















                                   Exhibit (10h)

UNIFI                                     August 31, 1993
QUALITY THROUGH PRIDE

Mr. T. Lynwood Smith, Jr.
Senior Vice President
First Factors Corporation
P. O. Box 2730
High Point, NC  27261-2730

Dear Woody:

As we discussed, this letter sets forth our basic understanding in regard to our factoring contract:

  A)  Name:         Unifi, Inc. and Wholly-Owned Subsidiaries, including but
                    not limited to Unifi Spun Yarns, Inc.

  B)  Assignment:   Accounts are assigned on a collection basis and remain
                    Unifi's property until purchased and paid for by First
                    Factors.

  C)  Remittance of Funds:   Based on a matured account with 5-day
                    collection.

  D)  Rate:         .55% on net assignments.

  E)  Interest:     Borrowing at Prime Rate + 2% or earnings on credit
                    balance at Prime Rate less 2%.

Should you have any questions, please don't hesitate to call me. If you agree with the preceding, then please sign and return a copy of this letter.

                                        Sincerely,

                                        ROBERT A. WARD

                                        Robert A. Ward
bpc - 093                               Executive Vice President

Read & Agreed to this 9th day of September, 1993.

FIRST FACTORS CORPORATION

T. LYNWOOD SMITH, JR.
- - - -------------------------
T. Lynwood Smith
Senior Vice President





                          AMENDMENT TO FACTORING CONTRACT
                              AND SECURITY AGREEMENT
                                      BETWEEN
                                     UNIFI, INC.
                                        AND
                               FIRST FACTORS CORPORATION



     THIS AMENDMENT, entered into this 5th day of January, 1994, by and between UNIFI, INC. (the "Client") and FIRST FACTORS CORPORATION, (the "Factor");

     WHEREAS, the Client and the Factor wish to amend the Factoring Contract and Security Agreement of May 2, 1988 to provide for the addition of the following:

     8. INTEREST. Client shall pay interest upon the daily debit balance in the Client Maturity Account at the close of business each day at a rate equal to two percent (2%) per annum over the Prime Rate. "Prime Rate" is defined as the interest rate announced from time to time by First Union National Bank as its prime interest rate. Interest will be calculated on a daily basis (computed on the actual number of days elapsed over a year of three hundred sixty (360) days) and shall be charged to the Client Maturity Account as of the last day of each month. If the daily balance in the Client Maturity Account reflects a credit balance, Factor shall credit the Client Maturity Account, as of the last day of the month, with interest on such daily credit balance at a rate equal to one percent (1%) below the Prime Rate. The Prime Rate in effect on the date of this agreement and on the last day of each calendar month hereafter shall be the applicable Prime Rate in determining the rate of interest payable hereunder for the following month and shall be effective as of the first day of such following month.

     NOW, THEREFORE, said Factoring Contract is hereby amended. Except as specifically amended herein, all of the terms and provisions of the Factoring Contract and Security Agreement referred to above shall remain in full force and effect.

This 5th day of January, 1994.

UNIFI, INC. (Client)

By:  ROBERT A. WARD
     -------------------------
Title:  EVP
     -------------------------
FIRST FACTORS CORPORATION (Factor)

By:  T. LYNWOOD SMITH, JR.
     -------------------------
Title:  Senior Vice President
     -------------------------


                                  EXHIBIT (11)

                         UNIFI, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE
                                (in thousands)
                                               Years Ended
                              --------------------------------------------
                              June 26, 1994   June 27, 1993  June 28, 1992
                              -------------   -------------  -------------
Computation of share totals
 used in computing earnings
 per share:
 Weighted average number of
 shares outstanding                   70,415          69,854        69,050
Incremental shares arising
 from outstanding stock options
 using the treasury stock
 method                                  605           1,007         1,176
                                    -----------     ------------  -----------
Primary average shares
 outstanding (a)                      71,020          70,861        70,226

Incremental shares arising from
 outstanding stock options, using
 end-of-year prices for the
 treasury stock method and
 convertible debt, using the if
 converted method                          7            7,779         2,352

Fully-diluted average shares out-  ------------     -------------  --------
 standing (b)                         71,027           78,640        72,578
                                  =============     =============  ========
Net earnings applicable to common
 stock:

  Net income-primary (c)           $  76,492        $ 136,644      $ 96,849

  Add: convertible subordinated
   debt interest net of tax               --            8,614         2,550
                                  -----------       -----------   ---------
  Net income assuming full
  dilution (d)                     $  76,492        $ 145,258      $ 99,399
                                  ===========       ===========   =========

Net income per share, primary
 (c)/(a)                           $    1.08        $    1.93      $   1.38
                                  ==========        ===========   =========
Net income per share assuming
 full dilution (d)/(b)             $    1.08        $    1.85      $   1.37
                                  ==========        ===========   =========

The effect of the convertible subordinated notes was antidilutive for the fiscal year ended June 26, 1994.

                                Exhibit (13a)

                          CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                  June 26, 1994          June 27, 1993
============================================================================
ASSETS:
Current assets:
  Cash and cash equivalents                $   80,653             $   76,093
  Short-term investments                       71,483                119,848
  Receivables                                 200,537                200,678
  Inventories                                 100,279                104,974
  Prepaid expenses                              3,605                  3,321
                                           ---------------------------------
    Total current assets                   $  456,557             $  504,914
                                           ---------------------------------
Property, plant & equipment:
  Land                                     $    5,797             $    5,204
  Buildings and air conditioning              174,549                165,724
  Machinery and equipment                     606,423                503,072
  Other                                        61,868                 76,552
                                           ---------------------------------
                                           $  848,637             $  750,552
  Less: accumulated depreciation              336,375                282,261
                                           ---------------------------------
                                           $  512,262             $  468,291
                                           ---------------------------------
Investment in affiliates                   $   10,626             $   11,040
                                           ---------------------------------
Other Assets                               $   23,807             $   33,204
                                           ---------------------------------
                                           $1,003,252             $1,017,449
============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Current maturities of
    long-term debt                         $      137              $   4,664
  Accounts payable                             83,831                121,492
  Accrued expenses                             56,183                 45,179
  Income taxes                                 12,132                 13,364
                                           ---------------------------------
          Total current liabilities        $  152,283             $  184,699
                                           ---------------------------------
Long-term debt:
     Convertible subordinated notes        $  230,000             $  230,000
     Notes payable                                 -                  20,241
                                           ---------------------------------
                                           $  230,000             $  250,241
                                           ---------------------------------
Deferred income taxes                      $   32,447             $   36,956
                                           ---------------------------------
Shareholder's equity:
     Common stock                          $    7,043             $    7,034
     Capital in excess of par value           199,959                196,133
     Retained earnings                        385,472                348,821
     Cumulative translation adjustment         (3,060)                (5,515)
     Reserve for investments                     (892)                  (920)
                                           ---------------------------------
                                           $  588,522             $  545,553
                                           ---------------------------------
                                           $1,003,252             $1,017,449
=============================================================================

The accompanying notes are an integral part of the financial statements.

                . . . and wherever there's fiber, there's Unifi.

                       CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
                             June 26, 1994     June 27, 1993    June 28, 1992
===========================================================================
Net sales                    $ 1,384,797      $ 1,405,651      $ 1,322,910
                             ---------------------------------------------
Costs and expenses:
 Cost of sales               $ 1,185,386      $ 1,141,126      $ 1,090,611
 Selling, general and
  administrative expense          40,429           38,484           38,530
 Interest expense                 18,241           25,785           16,756
 Interest income                  (8,290)         (13,537)          (5,306)
 Other (income) expense           (1,238)          (5,775)          (1,598)
 Non-recurring charge             13,433              --               --
 Merger costs and expenses           --               --            24,805
                             ---------------------------------------------
                             $ 1,247,961      $ 1,186,083      $ 1,163,798
                             ---------------------------------------------
Income before taxes          $   136,836      $   219,568      $   159,112
Provision for income taxes        60,344           82,924           62,263
                             ---------------------------------------------
Net income                   $    76,492      $   136,644      $    96,849
===========================================================================
Per share data:
  Net income
    Primary                  $      1.08       $      1.93      $     1.38
                             =============================================
    Fully diluted            $      1.08       $      1.85      $     1.37
                             =============================================
    Cash dividends           $       .56       $       .42      $      .36
===========================================================================

The accompanying notes are an integral part of the financial statements.













                 Wherever there's fabric, there's fiber . . .

                    CONSOLIDATED STATEMENTS OF CHANGES

                           IN SHAREHOLDERS' EQUITY
                     Shares         Capital in         Cumulative    Reserve
(amounts in          Out-     Common  Excess  Retained Translation   for
thousands)          standing  Stock   of Par  Earnings Adjustment Investments
=============================================================================
Balance June
 30, 1991            32,966  $3,296  $33,403  $229,574   $2,758          $ -
=============================================================================
 Purchase of stock     (183)    (18)  (3,535)       -         -            -
 Options exercised      783      78    4,520        -         -            -
 Stock issued         3,536     354  103,151        -         -            -
 Stock dividend--25%  9,230     923     (951)       (8)       -            -
 Stock option tax
  benefit                 -      -     7,658        -         -            -
 Book value stock
  options                 -      -     6,714        -         -            -
 Cash dividends--
  $.36 per share          -      -        -    (21,318)       -            -
 Net distributions to
  S Corporation
  Shareholders            -      -        -     (8,018)       -            -
 Foreign currency         -      -        -         -     4,806            -
 Net income               -      -        -     96,849        -            -
 Reclass of S Corp
  net earnings to
  capital in excess
  of par                  -      -    26,262   (26,262)       -            -
 Pooling adjustment--
  conform fiscal year     -      -        -      2,807        -            -
                        ----------------------------------------------------
Balance June
  28, 1992           46,332  $4,633 $177,222  $273,624  $ 7,564      $     -
============================================================================
 Purchase of stock      (27)     (2)  (1,126)       -         -            -
 Options exercised      143      14      972        -         -            -
 Stock issued           639      64      904        -         -            -
 Stock
  dividend--50%      23,253   2,325   (2,426)      (20)       -            -
 Stock option
  tax benefit            -       -       959        -         -            -
 Cash dividends--
  $.42 per share         -       -        -    (25,910)       -            -
 Net distributions to
  S Corporation
  Shareholders           -       -        -     (4,471)       -            -
 Foreign currency        -       -        -          -  (13,079)           -
 Investment reserve      -       -        -          -        -         (920)
 Net income              -       -        -    136,644        -            -
 Reclass of S Corp net
  earnings to capital
  in excess of par       -       -   21,484    (21,484)       -            -
 Pooling adjustment--
  conform fiscal year
  and accounting
  policies               -       -   (1,856)    (9,562)       -            -
                     -------------------------------------------------------
Balance June
  27, 1993          70,340  $7,034 $196,133   $348,821  $(5,515)       $(920)
=============================================================================
 PURCHASE OF STOCK     (98)    (10)  (2,051)         -        -            -
 OPTIONS EXERCISED     191      19      899          -        -            -
 CASH DIVIDENDS--
  $.56 PER SHARE         -       -        -    (39,053)       -            -
 NET CONTRIBUTIONS
  AND TAX BENEFITS
  FROM (TO) S CORPORA-
  ACTION SHAREHOLDERS     -       -    4,562       (372)       -           -
 FOREIGN CURRENCY        -       -        -          -    2,455            -
 CHANGE IN INVESTMENT
  RESERVE                -       -        -          -        -           28
 NET INCOME              -       -        -     76,492        -            -
 RECLASS OF S CORP
  NET EARNINGS TO
  CAPITAL IN EXCESS
  OF PAR                 -       -      416       (416)       -            -
                    --------------------------------------------------------
BALANCE AT JUNE
 26, 1994           70,433  $7,043 $199,959   $385,472  $(3,060)       $(892)
=============================================================================

The accompanying notes are an integral part of the financial statements.


                . . . and wherever there's fiber, there's Unifi.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)     June 26, 1994     June 27,1993     June 28, 1992
============================================================================
Cash and cash equivalents
at beginning of year        $   76,093         $  139,046       $   12,429
                            -----------------------------------------------
Operating activities:
  Net income                $   76,492         $  136,644       $   96,849
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
   Depreciation and
    amortization                70,116             58,949           49,504
   Non-cash portion of non-
    recurring charge            13,433                  -                -
   (Gain) loss on sale
    of assets                   (1,021)            (5,861)             538
   Equity in (earnings) losses
    of nonconsolidated
    affiliates                      62              1,481           (1,741)
   Noncash compensation              -                507            6,714
   Provision for deferred
    income taxes                 6,939              6,506            3,236
   Changes in assets and
    liabilities, excluding
    effects of acquisition
    and foreign currency
    adjustments:
    Receivables                    374             (5,099)          (25,600)
    Inventories                  4,921            (20,144)           (7,768)
    Prepaid expenses              (272)               (82)              916
    Payables and accruals      (31,118)            21,007            14,328
    Income taxes                (8,605)            10,664               731
    Other                         (533)               (59)           (2,687)
                           --------------------------------------------------
 Net--operating activities  $  130,788         $  204,513        $  135,020
                           --------------------------------------------------
Investing activities:
  Capital expenditures      $ (104,672)        $ (141,223)       $ (110,501)
  Purchase of investments     (151,565)          (115,620)         (133,987)
  Sale of capital assets         3,611                773               983
  Sale of investments          198,855            127,119                 -
  Other                           (423)            (5,909)           (4,082)
                           --------------------------------------------------
 Net--investing activities $   (54,194)       $  (134,860)      $  (247,587)
                           --------------------------------------------------
Financing activities:
 Net borrowing (payments)
 on revolving credit
 and bank lines            $         -        $      (117)      $     2,304
 Borrowing of
  long-term debt                     -             30,585           254,537
 Repayments of
  long-term debt               (32,221)          (125,920)         (102,273)
 Issuance of stock                 898                566           104,573
 Purchase and retirement
  of stock                      (2,061)               (85)             (322)
 Net distributions to S
  Corporation Shareholders           -             (8,266)           (3,173)
 Cash dividends paid           (39,053)           (25,910)          (21,318)
                           --------------------------------------------------
 Net--financing activities $   (72,437)       $  (129,147)      $   234,328
                           --------------------------------------------------
 Currency translation
 adjustment                $       403        $    (3,459)      $     1,551
                           --------------------------------------------------
 Net increase (decrease)
  in cash                  $     4,560        $   (62,953)      $   123,312
                           --------------------------------------------------
Cash and cash equivalents
 at end of year                 80,653        $    76,093       $   135,741
=============================================================================
Cash paid during the year:
 Interest                  $    17,487        $    22,696       $    10,547
 Income taxes                   61,653             65,601            58,097
Non-cash investing and
 financing activities:
 Tendering of stock to
  exercise options         $         -        $     1,129       $     3,231
 Assets acquired by
  issuance of debt               7,453              8,617            2,335
=============================================================================

The accompanying notes are an integral part of the financial statements.



                    Wherever there's fabric, there's fiber . . .

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES AND FINANCIAL STATEMENT INFORMATION

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all subsidiaries. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended three months or less prior to the dates of the consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR: The Company's fiscal year is the fifty-two or fifty-three weeks ending the last Sunday in June. All three fiscal years presented were comprised of fifty-two weeks.

RECLASSIFICATION: The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

REVENUE RECOGNITION: Substantially all revenue from sales is recognized at the time shipments are made.

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary's functional currency) are included in net income.

CASH AND CASH EQUIVALENTS: Cash equivalents are defined as short-term investments having an original maturity of three months or less.

SHORT-TERM INVESTMENTS: Short-term investments are compromised primarily of high quality, highly liquid marketable securities with original maturities greater than three months. The Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of the end of its current fiscal year and the adoption had no significant impact on the financial statements. Short-term investments at June 26, 1994 are classified as available-for-sale securities and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Short-term investments at June 27, 1993 are carried at the lower of cost or market, with market value exceeding cost by approximately $.6 million.

ACCOUNTS RECEIVABLE: Certain customer accounts receivable are factored. An allowance for losses is provided for accounts not factored based on a periodic review of the accounts. Reserve for such losses was $4.3 million in 1994 and 3.7 million in 1993.

INVENTORIES: The Company utilizes the last-in, first-out (LIFO) method for valuing certain inventories representing 57% of all inventories at June 26, 1994, and the first-in first-out (FIFO) method for all other inventories. Inventory values computed by the LIFO method are lower than current market values. Inventories valued at current or replacement cost would have been approximately $5.6 million and $7.4 million in excess of the LIFO valuation at June 26, 1994 and June 27, 1993, respectively. Finished goods, work in process, and raw materials and supplies at June 26, 1994 and June 27, 1993, amounted to $57.6 million and $50.3 million; $12.9 million and $13.2 million; and $29.8 million and $41.5 million, respectively.

                . . . and wherever there's fiber, there's Unifi.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INVESTMENT IN NONCONSOLIDATED AFFILIATED COMPANIES: The investments in common stock of 45% and 32% owned affiliated companies are accounted for by the equity method and are stated at cost plus the Company's share of undistributed earnings since acquisition.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting.

OTHER ASSETS: Other assets consist primarily of long-term investments in marketable equity securities, long-term notes receivable, deferred debt expense and, in the prior year, noncompete covenants and identified intangibles associated with acquisitions. The long-term investments in marketable equity securities are classified as available-for-sale and are carried at fair market value of $9.5 million and $8.5 million at June 26, 1994 and June 27, 1993, respectively. The deferred debt expense, intangible assets and noncompete covenants are being amortized on a straight-line method over periods of two to fifteen years. Accumulated amortization at June 26, 1994 and June 27, 1993 was $16.0 million and $17.9 million, respectively.

INCOME TAXES: The Company and its domestic subsidiaries file a consolidated federal tax return. Income tax expense is computed on the basis of transactions entering into pretax operating results. Deferred income taxes have been provided for the tax effect of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Income taxes have not been provided on the undistributed earnings of certain foreign subsidiaries as such earnings are deemed to be permanently invested.

EARNINGS PER SHARE: Earnings per common and common equivalent share are computed on the basis of the weighted average number of shares of common stock outstanding plus, to the extent applicable, common stock equivalents. Average common and common equivalent shares for primary earnings per share were 71,020,075, 70,861,463 and 70,226,216 for 1994, 1993 and 1992,
respectively. Reported fully diluted earnings per share amounts are based on 71,026,610, 78,640,459 and 72,578,448 shares for 1994, 1993 and 1992, respectively. The effect of the convertible subordinated notes was antidilutive for the fiscal year ended June 26, 1994.

BUSINESS COMBINATIONS

On August 18, 1993, Pioneer Yarn Mills, Inc. Edenton Cotton Mills, Inc., Pioneer Spinning, Inc., Pioneer Cotton Mills, Inc. and certain real estate (collectively the Pioneer Corporations) were merged into Unifi Spun Yarns, Inc. a wholly-owned subsidiary of the Company. In order to effect the merger, 2,745,284 shares of the Company's common stock were issued for all of the outstanding shares of the Pioneer Corporations. On April 23, 1993, Vintage Yarns, Inc. (Vintage) was merged with and became a wholly-owned subsidiary of the Company, and 7,891,800 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Vintage. Additionally, 496,832 shares of the Company's common stock were reserved for issuance pursuant to outstanding options on Vintage common stock. On August 8, 1991, Macfield, Inc. (Macfield) was merged with and into the Company, and 16,263,644 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Macfield. All three mergers were accounted for as a pooling of interests, and accordingly, the accompanying financial statements for the years ended June 27, 1993 and June 28, 1992 have been restated to include the accounts and operations of the Pioneer Corporations, Vintage and Macfield for all periods prior to each of the representative mergers.

                 Wherever there's fabric, there's fiber . . .

     Prior to the mergers, the Pioneer Corporations used a fiscal year ending on the last Saturday in September, Vintage used a fiscal year ending September 30 and Macfield used a fiscal year ending on the Saturday nearest April 30. The 1992 restated financial statements combine the June 28, 1992 financial statements of the Company with the September 26, 1992 financial statements of the Pioneer Corporations and the September 30, 1992 financial statements of Vintage and the 1993 restated financial statements combine the June 27, 1993 financial statements of the Company with the financial statements of the Pioneer Corporations and Vintage for their respective twelve month periods ended June 26, 1993 and June 30, 1993, respectively. Accordingly, to conform the fiscal years of the Pioneer Corporations and Vintage with the Company's, the results of operations of the Pioneer Corporations and Vintage for the three months ended September 26, 1992 and September 30, 1992, respectively, have been included in both fiscal 1993 and 1992. Combined net sales and net income for the three month periods of the Pioneer Corporations and Vintage were $60.8 million and $9.6 million, respectively. An adjustment for the net income of the three month period has been reflected as an adjustment to the June 29, 1992 consolidated retained earnings and an additional adjustment of $1.9 million has been reflected to conform the accounting policies of the previously separate companies. Additionally, to conform the fiscal years of Macfield and the Company, the net income of Macfield for the two months ended June 30, 1991 of $2.8 million has been reflected as an adjustment to retained earnings effective July 1, 1991. Separate results of the combining entities for each of the two years in the period ended June 27, 1993 are as follows (in 000's):

                                  June 27, 1993       June 28, 1992
==========================================================================
Net Sales:
  Unifi                           $ 1,133,863         $ 1,091,368
  Pioneer Corporations                 73,457              61,941
  Vintage                             198,331             169,601
                                  -----------         -----------
                                  $ 1,405,651         $ 1,322,910
==========================================================================
Net Income:
  Unifi                           $    94,839         $    62,570
  Pioneer Corporations                  8,591               8,002
  Vintage                              33,214              26,277
                                  -----------         -----------
                                  $   136,644         $    96,849
==========================================================================

For all periods prior to the merger, to the date of the acquisitions, the Pioneer Corporations and Vintage were taxed as S Corporations and, therefore, federal and state taxes were assessed to the shareholders. For purposes of the consolidated financial statements, income taxes have been provided on the Pioneer Corporations' and Vintage's earnings at the rates which would have been applicable had such earnings been taxed to it. Distributions to S Corporation shareholders have been adjusted for the effects of corporate, federal and state taxes payable on an annualized basis.

     In connection with the merger with Macfield, approximately $24.8 million of merger costs and expenses ($18.4 million net of income taxes, or $.26 per share) were incurred and have been charged to expense in the Company's first quarter of fiscal 1992.

NON-RECURRING CHARGE

In the fiscal 1994 fourth quarter, the Company recorded a non-recurring charge of $13.4 million ($14.1 million after-tax or $.20 per share) related to the planned sale of the Company's investment in its wholly-owned French subsidiary, Unifi Texturing, S.A. (UTSA) and the Company's decision to exit the European nylon market. Of the non-recurring charge, $3.1 million relates to the loss from the sale of UTSA, 8.8 million relates to the write-off of goodwill and other intangibles associated with the Company's European nylon operations and $1.5 million relates to the write-down of nylon production equipment and inventories. The net sales and net income of UTSA included in the Company's consolidated results of operations were not significant during any of the periods presented.

                . . . and wherever there's fiber, there's Unifi.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE/LONG-TERM DEBT

A summary of long-term debt follows (in 000's):
                                     June 26, 1994          June 27, 1993
=========================================================================
Convertible subordinated notes
  due March 15, 2002                    $  230,000          $  230,000
Term loans                                      25              23,101
Other                                          112               1,804
                                        ----------          ----------
                                        $  230,137          $  254,905
  Less current portion                         137               4,664
                                        ----------          ----------
                                        $  230,000          $  250,241
==========================================================================

There are no scheduled maturities of long-term debt in the five years following June 26, 1994 other than the amounts classified as current above.
     The 6% convertible subordinated notes due March 15, 2002 are convertible at any time on or before the due date, unless previously redeemed, into common stock of the Company at a conversion price of $29.67 per share, subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company on or after March 27, 1995 at redemption prices beginning at 104% of their principal amount, declining to par on or after March 15, 2001. The Company had 7.8 million shares reserved at year end for potential conversion. Interest is payable semi-annually on March 15 and September 15 of each year.
     The fair value of the Company's long-term debt is estimated using quoted market price at June 26, 1994 of 99.75% or a total value of $229.4 million.

INCOME TAXES

     Deferred income taxes of $32.4 million and $37.0 million at June 26, 1994 and June 27, 1993, respectively, have been provided as a result of differences between accounting for financial statement versus tax purposes. The net deferred tax liability of $32.4 million at June 26, 1994 and $37.0 million at June 27, 1993 consist of deferred tax liabilities resulting primarily from the temporary differences related to property, plant and equipment of $52.7 million and $44.8 million, other assets of $.7 million and $1.9 million and deferred tax assets attributable to merger, valuation, other assets and reserves of $21.0 million and $9.7 million, respectively. U.S. deferred income taxes have not been recognized on $35.2 million at June 26, 1994 ($34.0 million at June 27, 1993) of undistributed earnings of foreign subsidiaries, because assets representing those earnings are permanently invested. The amount of foreign withholding taxes and U.S. taxes that would be payable upon the repatriation of assets that represent those earnings would be approximately $13.6 million at June 26, 1994 ($13.1 million at June 27, 1993).

     Components of deferred tax expense were as follows (in 000's):

                                        1994          1993           1992
=========================================================================
Depreciation and
  asset disposals                    $  6,996      $  6,424       $  4,485
Other                                     (57)           82         (1,249)
                                     --------      --------       --------
                                     $  6,939      $  6,506       $  3,236
                                     =====================================
State income taxes
 included in provision
 for income taxes                    $  7,639      $ 12,608       $ 10,313
==========================================================================

Significant items affecting a reconciliation of the statutory federal income tax rates and the effective rate are attributable to the following:

                                        1994          1993          1992
=========================================================================
Federal statutory rate                 35.0%          34.0%         34.0%
State income taxes--net                 3.6            3.8           4.2
Foreign subsidiaries taxed at
  different rates                       (.2)           (.3)         (2.0)
Nondeductible expenses
  and other                             5.7             .3           2.9
                                      -------       --------      -------
Effective rate                         44.1%          37.8%         39.1%
=========================================================================

                  Wherever there's fabric, there's fiber . . .

Common Stock

Shares authorized were 500 million in 1994 and 100 million in 1993. Common shares outstanding at June 26, 1994 and June 27, 1993 were 70,432,862 and 70,339,965, respectively.
     The Company has an Incentive Stock Option Plan with 1,964,027 shares reserved at June 26, 1994. There remain 1,061,000 options available for grant at year end. The transactions for 1994, 1993 and 1992 are as follows:

                                   1994          1993          1992
==========================================================================
Shares under option
  --beginning of year            874,992         799,941      1,513,334
Granted                          176,500         262,500            -
Exercised                       (140,965)       (187,449)      (713,393)
Cancelled
 (all at $24.67)                  (7,500)             --             --
                              -------------------------------------------
Shares under option
  --end of year                  903,027         874,992        799,941
                             =============================================
Option price range           $1.62-$24.67     $1.62-$24.67    $1.62-$4.80
                             =============================================
Option price range for
  options exercised          $1.62-$24.67     $2.53-$24.67    $1.62-$4.80
==========================================================================

The Company also has Non-Qualified Stock Option Plans with 968,635 shares reserved at June 26, 1994. There remain 417,935 options available for grant at year end. Transactions for 1994, 1993 and 1992 are as follows:

                                  1994             1993            1992
==========================================================================
Shares under option
  --beginning of year           760,103          520,739            71,250
Granted                           2,065          330,000           496,832
Exercised                       (49,957)         (23,907)          (47,343)
Canceled
  (all at $10.19)              (161,511)         (66,729)               -
                               --------------------------------------------
Shares under option
  --end of year                 550,700          760,103           520,739

                             ==============================================
Options exercisable
  --end of year                 495,061          330,000            23,907
                             ==============================================
Option price range           $10.19-$25.83     $10.19-$25.83  $10.19-$25.83
                             ==============================================

Option price range
 for options
 exercised                   $10.19-$10.57     $10.19-$25.83  $10.19-$25.83
============================================================================

RETIREMENT PLAN

The Company has a qualified profit-sharing plan which provides benefits for eligible salaried and hourly employees. The annual contribution to the plan, which is at the discretion of the Board of Directors, amounted to $15.8 million, $13.3 million and $4.8 million in 1994, 1993 and 1992, respectively. The Company leases its corporate office building from its profit-sharing plan through an independent trustee.

LEASES, CONTINGENCIES AND COMMITMENTS

The Company is obligated under operating leases expiring in 1998, consisting primarily of real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 26, 1994 are $.6 million in 1995, $.6 million in 1996, $.4 million in 1997, and $.1 million in 1998.
     Rental expense was $3.2 million, $2.7 million and $2.7 million for the fiscal years 1994, 1993 and 1992, respectively.
     The Company had committed approximately $41.7 million for the purchase of equipment and facilities at June 26, 1994.

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company and its subsidiaries are engaged predominantly in the processing of yarns by: texturing of synthetic filament polyester and nylon fiber and spinning of cotton and cotton blend fibers with sales domestically and internationally, mostly to knitters and weavers for the apparel, industrial, hosiery, home furnishing, automotive upholstery and other end-use markets.
     The Company had sales to one customer of approximately 12% in 1994 and 12% in 1993 and 11% in 1992.
     The Company's foreign operations are comprised primarily of its manufacturing facilities in Ireland and France, along with its foreign sales corporation. The foreign operations had net sales of $178.5 million, $199.3 million and $209.9 million; pretax income, before non-recurring charges, of $4.4 million, $7.6 million and $12.4 million; and identifiable assets of $132.0 million, $123.4 million and $159.9 million in 1994, 1993 and 1992, respectively.

               . . . and wherever there's fiber, there's Unifi.

                   MANAGEMENT'S REVIEW AND ANALYSIS
                 OF OPERATIONS AND FINANCIAL POSITION

FISCAL 1994

Net sales decreased 1.5% from 1.406 billion in 1993 to $1.385 billion in 1994. This reduction resulted from an overall decline in sales prices of 6.6% based on product mix offset by volume gains of 5.5% experienced for the year in our combined domestic and foreign markets. Domestic growth was achieved through phased in production from a new texturizing plant in Yadkinville, NC that commenced operations in 1993 and the completion of other modernization projects in 1994 and latter stages of the prior fiscal year. Also, significant volume growth was noted in our spun yarn business for the year although pressure on pricing and raw material increases adversely impacted the margins. In the first quarter of 1994, the Company increased its presence in the cotton and cotton blend spun yarn business through the merger with the Pioneer Corporations. During 1993, the Company entered this market through its merger with Vintage Yarns.

     Our European facilities also experienced overall capacity increases. However, sales prices in local currencies were adversely affected due to weak economic conditions and overcapacity throughout most of the year. Sales from foreign operations are denominated in local currencies and are hedged in part by the purchase of raw materials and services in those same currencies. The net asset exposure is hedged by borrowings in local currencies which minimize the risk of currency fluctuations.
     Cost of sales as a percentage of sales increased from 81.2% in 1993 to 85.6% in 1994. Impacting cost of sales in the current year was increased fixed charges, such as depreciation, resulting from added capacity being absorbed on a lower net sales base. Also, our spun operations experienced significant raw material price increases during 1994 adversely impacting cost of sales. On a Company wide basis, however, raw material prices per pound were lower in the current fiscal year than in the prior year.
     Selling, general and administrative expenses as a percentage of net sales increased from 2.7% in 1993 to 2.9% in 1994 primarily as a result of increased fixed charges over a reduced net sales base.
     Interest expenses declined $7.6 million from $25.8 million in 1993 to $18.2 million in 1994. This decline was attributable to the payoff of long-term debt acquired through merger activity. The only long-term debt remaining at June 26, 1994 is the $230 million in convertible subordinated notes issued in March 1992. Interest income declined $5.2 million from 1993 to 1994 as a result of decreased short-term investment levels. These investments were used to payoff acquired debt, modernize capital equipment and for other financing activities. Other income declined $4.5 million from 1993 to 1994 mainly as a result of the prior year gains recognized from the sale of investment in affiliates and short-term investments while no such activity was present in the current year.
     In connection with the planned sale of the nylon operations in France, the Company recognized the anticipated loss on the sale of its French subsidiary and wrote off certain intangible costs, primarily goodwill, and other costs associated with the European nylon business. These costs aggregated $14.1 million, or $.20 per share on an after tax basis.
     The effective income tax rate increased from 37.8% in 1993 to 44.1 % in 1994. This increase was mainly due to the non-deductible, non-recurring charge in the current year while no such charge was incurred in 1993. Also adversely impacting the current year's effective tax rate was the decreased foreign earnings which are taxed at rates lower than the federal tax rate and the increase in the statutory federal rate from 34% to 35% for all of 1994.
     Net income declined from $136.6 million or $1.93 per share in 1993 to $76.5 million or $1.08 per share in 1994. Net income and net income per share in 1994 before the non-recurring charge previously discussed were $90.6 million or $1.28 per share.

FISCAL 1993

Net sales increased 6.3% from 1.323 billion in 1992 to $1.406 billion in 1993. The sales growth resulted from volume increases as average pricing based on overall product mix remained constant. Volume gains were seen in both domestic and foreign markets. Growth in domestic markets came from expenditures for improvements and capacity expansion. Unifi entered the spun yarn business during 1993 through its acquisition of Vintage Yarns. During the year the Company commenced production in a new texturizing plant at its Yadkinville, NC facility, completed the modernization of its covering plants and began upgrading the texturing equipment that provides yarn to its dyeing operations.
     We also experienced volume increases in our European plants; however, these operations were adversely impacted by weak economic conditions prevalent throughout most of the year. The sales from foreign operations are

                Wherever there's fabric, there's fiber . . .

in local currencies and are hedged in part by the purchase of raw materials and services in those same currencies. The net asset exposure is hedged by borrowings in local currencies which minimizes the risks of currency fluctuations.
     Cost of sales as a percentage of net sales improved from 82.4% in 1992 to 81.2% in 1993. Based on our overall product mix, increases in manufacturing costs and other components of cost of sales on a per unit basis were offset by decreases in raw material costs.
     Selling, general and administrative expenses remained constant from 1992 to 1993 at $38.5 million, reflecting an improvement from 2.9% and 2.7% of net sales, respectively. These improvements were mainly due to the centralization of operations and the elimination of duplications in staff and support systems.
     Interest expense increased from $16.8 million in 1992 to $25.8 million in 1993. This increase was due primarily to the $230 million of convertible subordinated debt outstanding during the current year. The debt was issued in March 1992. Interest income increased from $5.3 million in 1992 to $13.5 million in 1993 due to higher investment levels stemming from the proceeds made available from the issuance of the subordinated debt. Other income of $5.8 million in 1993 was mainly comprised of gains from the sale of investments in affiliates and from the sale of short-term investments in marketable securities. Other income in 1992 of $1.6 million was derived primarily from the equity in earnings of nonconsolidated affiliates.
     In connection with the 1991 merger, the Company incurred approximately $24.8 million of nonrecurring expenses that were charged to earnings in the first quarter of 1992. These nonrecurring costs and expenses resulted in an after-tax effect on net income of $18.4 million, or $.26 per share.
     The effective income tax rate decreased form 39.1% in 1992 to 37.8% in 1993. This decrease in the effective rate was mainly due to a combination of nondeductible merger expenses in 1992 whereas there were no such expenses in 1993.
     Net income for 1993 was $136.6 million or $1.93 per primary share as compared to net income of $96.8 million or $1.38 per primary share, in 1992. Net income and net income per primary share for fiscal 1992 before the effects of the nonrecurring merger expenses, previously described, were $115.2 million and $1.64, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations is a major source of liquidity for the Company. During 1994, $130.8 million was generated as a result of net income, adjusted for the effects of depreciation, amortization and noncash expenses and decreases in both receivables and inventories offset by the decreases in trade payables and accruals and income taxes. The decrease in accounts payable results from maintaining lower quantities of raw yarn inventory in 1994 than in 1993 and in connection with other reductions experienced with the merged companies.
     In addition to cash generated from operations, the Company has access to debt and equity markets. In 1992 the Company generated $104.7 from the sale of Unifi common stock and approximately $230 million from the sale of 6% convertible subordinated notes due March 15, 2002. The Company also maintains reserves of liquid short-term investments which can be used for corporate purposes as needed. Proceeds from these sources and existing reserves were used primarily for repayment of debt of acquired companies and capital expenditures.
     During 1994 the Company expended $104.7 million for additions to property and equipment, $32.2 million for repayment of long-term debt associated with acquired companies, $39.1 million for cash dividend payments and $2.1 million for stock repurchase.
     At June 26, 1994 the Company has working capital of $304.3 million which reflects a 3 to 1 current ratio (current assets compared to current liabilities). This represents a decrease in working capital from June 27, 1993 of $320.2 million. The decrease is primarily attributable to the debt repayments and purchases of property and equipment discussed above.
     On October 21, 1993, the Board of Directors authorized Management to repurchased from time to time up to 15 million shares of Unifi's common stock at such price as Management feels advisable and in the best interest of the Company. It has not been determined how many shares, if any, will be repurchased nor has the time frame been established in which such purchases may take place. To date, approximately 98,000 shares have been repurchased by the Company.
     Management believes the current financial position is sufficient to complete anticipated capital expenditures, working capital, acquisitions and other financial needs. It is anticipated that the sale of our French nylon facility will produce $16 million to $18 million.


           . . . and wherever there's fiber, there's Unifi.

                         SUMMARY OF SELECTED DATA

(Amounts in
thousands,
except per
share data)
             June 26 1994 June 27 1993 June 28 1992 June 30 1991 June 24 1990
===========================================================================
SUMMARY OF
EARNINGS:
 Net sales   $ 1,384,797   $1,405,651   $1,322,910  $1,121,592  $1,010,026
 Cost of
  sales        1,185,386    1,141,126    1,090,611     965,115     881,271
 Gross profit    199,411      264,525      232,299     156,477     128,755
 Selling,
  general and
  administrative  40,429       38,484       38,530      41,193      35,943
 Interest expense 18,241       25,785       16,756      18,707      14,911
 Interest
  income          (8,290)     (13,537)      (5,306)     (3,705)     (2,805)
 Other (income)   (1,238)      (5,775)      (1,598)     (3,100)       (107)
 Non-recurring
  charge          13,433           -             -          -            -
 Merger expenses      -            -        24,805          -            -
 Pretax income   136,836      219,568      159,112     103,382      80,813(1)
Tax provision     60,344       82,924       62,263      35,707      29,297
 Net income       76,492      136,644       96,849      67,675      51,516(1)
PER SHARE OF
COMMON STOCK:
 Net income    $    1.08     $   1.93    $    1.38   $    1.01   $    0.73
 Cash dividends      .56          .42          .36         .20           -
FINANCIAL DATA:
 Working
  capital     $  304,274   $  320,215   $  389,826  $  104,275    $117,578
Gross property,
 plant and
 equipment       848,637      750,552      640,963     529,701     463,420
Total assets   1,003,252    1,017,449      989,404     621,963     597,783
Long-term debt   230,000      250,241      328,685     160,113     146,892
Shareholders'
 equity          588,522      545,553      463,043     269,031     272,164
===========================================================================

(1) Net income before cumulative effect of change in accounting for income taxes

                             QUARTERLY RESULTS

After restatement for the merger, quarterly financial data for the years ended June 26, 1994 and June 27, 1993 is presented below:

(Unaudited) (Amounts in
thousands, except per
share data)

             First Quarter  Second Quarter  Third Quarter  Fourth Quarter
==========================================================================
1993
Net sales     $  333,645     $  347,729      $  361,996      $  362,281
Gross profit      59,006         66,193          70,322          69,004
Net income        29,711         32,874          38,269          35,790
Earnings per
 share               .42            .47             .54             .50

1994
NET SALES     $  325,355     $  351,516      $  346,059       $  361,867
GROSS PROFIT      45,725         52,564          50,589           50,533
NET INCOME        19,812         24,361          22,754            9,565
EARNINGS PER
 SHARE               .28            .34             .32              .14
==========================================================================

                Wherever there's fabric, there's fiber . . .

                      MARKET AND DIVIDEND INFORMATION

The Company's common stock is listed for trading on the New York Stock Exchange. The following table sets forth the range of high and low sales prices of the Unifi Common Stock as reported on the NYSE Composite Tape and the regular cash dividends per share declared by Unifi during the periods indicated. This information has been adjusted to reflect the stock splits described below.

(Unaudited)                                     High        Low     Dividends
=============================================================================
Fiscal year 1992:
  First quarter ended September 29, 1991      $ 23.50     $ 17.75     $   .08
  Second quarter ended December 29, 1991      $ 24.08     $ 20.42     $   .08
  Third quarter ended March 29, 1992          $ 25.58     $ 23.08     $   .10
  Fourth quarter ended June 28, 1992          $ 28.08     $ 22.67     $   .10

Fiscal year 1993:
  First quarter ended September 27, 1992      $ 26.75     $ 23.59     $   .10
  Second quarter ended December 27, 1992      $ 30.67     $ 23.67     $   .10
  Third quarter ended March 28, 1993          $ 34.88     $ 27.92     $   .11
  Fourth quarter ended June 27, 1993          $ 38.38     $ 31.50     $   .11

FISCAL YEAR 1994:
  FIRST QUARTER ENDED SEPTEMBER 26, 1993      $ 34.13     $ 20.00     $   .14
  SECOND QUARTER ENDED DECEMBER 26, 1993      $ 27.63     $ 20.88     $   .14
  THIRD QUARTER ENDED MARCH 27, 1994          $ 27.00     $ 21.75     $   .14
  FOURTH QUARTER ENDED JUNE 26, 1994          $ 26.63     $ 20.50     $   .14
=============================================================================

On January 21, 1993 the Company's Board of Directors declared a three-for-two stock dividend in the form of a stock split.

On January 16, 1992 the Company's Board of Directors declared a five-for-four stock dividend in the form of a stock split.


               . . . and wherever there's fiber, there's Unifi.

                               Exhibit (13b-1)

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Unifi, Inc.

We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 26, 1994, and June 27, 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 26, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 26, 1994 and June 27, 1993, and the consolidated results of its cash flows for each of the three years in the period ended June 26, 1994, in conformity with generally accepted accounting principles.

                                   ERNST & YOUNG LLP

Greensboro, North Carolina
July 19, 1994















                 Wherever there's fabric, there's fiber . . .


                                       10


                                 Exhibit (21)


                                  UNIFI, INC.

                                 SUBSIDIARIES


                                                              Percentage
                                                              of Voting
                                                              Securities
Name                       Address                         Incorporation
Owned
- - - ------------------------------------------------------------------------

Unifi Spun Yarns, Inc.     Greensboro, NC      North Carolina         100%

Unifi, FSC Limited         Agana, Guam         Guam                   100%

Unifi Textured Yarns       Letterkenny,
Europe, Ltd.               Ireland             United Kingdom         100%

Unifi International
Service, Inc.              Greensboro, NC      North Carolina         100%






























                                Exhibit (23)




                      CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-
K) of Unifi, Inc. of our report dated July 19, 1994, included in the 1994 Annual Report to Shareholders of Unifi, Inc.

Our audits also included the financial statement schedules of Unifi, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-23201) pertaining to the Unifi, Inc. 1982 Incentive Stock Option Plan and the 1987 Non-qualified Stock Option Plan, Registration Statement (Form S-3 No. 33-45946) pertaining to the Unifi, Inc. 6% Convertible Subordinated Notes, and Registration Statement (Form S-8 No. 33-53799) pertaining to the Unifi, inc. 1992 Incentive Stock Option Plan and Unifi Spun Yarns, Inc. 1992 Employee Stock Option Plan of our report dated July 19, 1994, with respect to the consolidated financial statements incorporated herein by reference and of our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) for the year ended June 26, 1994.


                                               Ernst & Young LLP

Greensboro, North Carolina
September 16, 1994

















                                  Exhibit 27

                           FINANCIAL DATA SCHEDULES