Form 10-Q
period 1994-09-25
UNIFI INC
filed 1994-11-09
CIK 100726

FORM 10-Q
  SECURITIES AND EXCHANGE COMMISSION
  Washington, DC 20549

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 25, 1994

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

        Class                               Outstanding at September 25, 1994
  Common Stock, par value $.10 per share      70,462,217 Shares






  UNIFI, INC.

  Condensed Consolidated Balance Sheets

                                          September 25,  June 26,
                                          1994           1994
                                          (Unaudited)    (Audited)
                                          (Amounts in Thousands)
  ASSETS
  Current Assets:
    Cash and Cash Equivalents                $107,165        $80,653
    Short-Term Investments                     69,629         71,483
    Accounts Receivable, Net                  190,174        200,537
    Inventories
      Raw Materials and Supplies              $43,818        $29,797
      Work in Process                          13,323         12,937
      Finished Goods                           56,379         57,545
                                             $113,520       $100,279
    Other Current Assets                        3,754          3,605
      Total Current Assets                   $484,242       $456,557
  Property, Plant and Equipment              $860,336       $848,637
    Less:  Accumulated Depreciation           349,461        336,375
                                             $510,875       $512,262
  Investments in Affiliates                   $10,815        $10,626
  Other Assets                                $26,559        $23,807
      Total Assets                         $1,032,491     $1,003,252

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Notes Payable                                 $--           $137
    Accounts Payable                           95,186         83,831
    Accrued Expenses                           43,541         56,183
    Income Taxes                               20,735         12,132
      Total Current Liabilities              $159,462       $152,283
  Long-Term Debt                             $230,000       $230,000
  Deferred Income Taxes                       $32,964        $32,447
  Shareholders' Equity
    Common Stock                               $7,046         $7,043
    Capital in Excess of Par                  201,833        199,959
    Retained Earnings                         401,116        385,472
    Cumulative Translation Adjustment             911         (3,060)
    Reserve for Investments                      (841)          (892)
      Total Shareholders' Equity             $610,065       $588,522
      Total Liabilities and                $1,032,491     $1,003,252
  Shareholders' Equity




  See Accompanying Notes to Condensed Consolidated Financial Statements.






  UNIFI, INC.

  Condensed Consolidated Statements of Income

  (Unaudited)

                                          For the Quarters Ended
                                          September 25,  September 26,
                                          1994           1993
                                          (Amounts in Thousands Except
                                          Per Share Data)

  Net Sales                                  $359,194        $325,355

  Costs and Expenses:
     Cost of Goods Sold                      $310,860        $279,630
     Selling, General & Administrative          9,674           9,573
     Expense
     Interest Expense                           3,938           5,093
     Interest Income                           (2,652)         (2,713)
     Other (Income) Expense                      (579)            204
                                             $321,241        $291,787

  Income Before Income Taxes                  $37,953         $33,568

  Income Taxes                                 15,264          13,756

  Net Income                                  $22,689         $19,812


  Earnings Per Share: Primary                     $.32            $.28

                Fully Diluted                     $.32            $.28

  Cash Dividends Per Share                        $.10            $.14

  Average Shares Outstanding:   Primary       70,952           71,090

                          Fully Diluted       78,705           78,843



  See Accompanying Notes to Condensed Consolidated Financial Statements.






  UNIFI, INC.

  Condensed Consolidated Statements of Cash Flows

  (Unaudited)


                                             For the Quarters Ended
                                             September 25,  September 26,
                                             1994           1993
                                             (Amounts in Thousands)

  Cash and Cash Equivalents Provided by        $41,568         $18,441
  Operating Activities

  Investing Activities:

     Capital Expenditures                     $(23,736)       $(44,250)
     Sale of Capital Assets                        308              --
     Notes Receivable                             (306)            915
     Sale of Subsidiary - Note (e)              13,798              --
     Sale of Investments                         1,580           4,598
       Net Investing Activities                $(8,356)       $(38,737)

  Financing Activities:

     Issuance of Common Stock                     $299             $17
     Borrowing of Debt                              --           7,453
     Repayment of Debt                             (25)        (24,563)
     Cash Dividend                              (7,045)         (9,463)
       Net Financing Activities                $(6,771)       $(26,556)

  Currency Translation Adjustment                  $71            $(75)

  Increase (Decrease) in Cash                  $26,512        $(46,927)

  Cash and Cash Equivalents - Beginning         80,653          76,093

  Cash and Cash Equivalents - Ending          $107,165         $29,166



  See Accompanying Notes to Condensed Consolidated Financial Statements.






  UNIFI, INC.
  Notes to Condensed Consolidated Financial Statements


 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at September 25, 1994 and the results of operations and cash flows for the quarters ended September 25, 1994 and September 26, 1993. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

 (b)Income Taxes

    Deferred income taxes arise primarily from temporary differences between financial and tax basis of assets and liabilities, principally property and equipment.

    The difference between the statutory federal income tax rate and the effective tax rate is primarily due to results of foreign subsidiaries which are taxed at rates below those of U.S. operations. Neither quarters' operating results were significantly impacted by foreign operations; therefore, the rate for both periods approximates the statutory rate.

    Per Share Information (c)

    Earnings per common share are computed on the basis of the number of shares outstanding, adjusted for the dilutive effect of stock options outstanding.

    The Convertible Notes do not meet the test of a common stock equivalent, accordingly, conversion of these notes is only assumed for the calculation of fully diluted earnings per share.

  Computation of average shares outstanding (in 000's):

                                         Quarters Ended
                                         September 25, September 26,
                                         1994          1993
            Average Shares Outstanding    70,449         70,340
            Add:  Dilutive Options           503            750
            Primary Average Shares        70,952         71,090
            Incremental Shares Arising
            from
               Full Dilution               7,753          7,753
            Assumption
            Average Shares Assuming
               Full Dilution              78,705         78,843







  Computation of net income for per share data (in 000's):

                                        Quarters Ended
                                        September 25,   September 26,
                                        1994            1993
            Net Income - Primary         $22,689         $19,812
            Add:  Convertible
                       Subordinated
               Interest Net of Tax         2,169           2,103
            Net Income Assuming Full
                Dilution                 $24,858         $21,915

 (d)Common Stock

    On October 20, 1994 the Company's Board of Directors declared a cash dividend of 10 cents per share payable on November 10, 1994 to shareholders of record on November 3, 1994.

 (e)Sale of Subsidiary

    During the current quarter the Company completed the sale of its wholly-owned French subsidiary, Unifi Texturing, S.A. (UTSA). Net cash proceeds from the sale totaled $13.8 million, excluding $4.1 million of cash remitted to the Parent from UTSA in conjunction with the sale. The transaction had no significant impact on current quarter earnings. The results of operations of UTSA were not significant to the consolidated Company for either period presented.






  Management's Discussion and Analysis of
  Financial Condition and Results of Operations



  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Net sales increased 10.4% in the quarter from $325.4 million to $359.2 million. Volume increased 17.5% for the quarter while average unit price, based on overall product mix, decreased 6.0% during this period.

  Our domestic polyester operations performed well in the first quarter.
  Volume increases were experienced in both the dyed and undyed portions of the business. Dyed yarn prices were increased at the beginning of the quarter while prices for our natural yarns will be increasing in the second quarter. Demand for our polyester yarn remains strong in the automotive, home furnishings and export areas in addition to solid demand for our warped and twisted yarns. Domestic nylon and covered yarn volume declined slightly from the corresponding period of the prior year together with a decrease in average unit price. We anticipate good business in the sock grouping and a more steady demand in women's hosiery and legwear in the upcoming months. Volume for our spun division increased for the quarter while average per unit price declined due to pressures on selling prices. If demand remains good, we would anticipate improved margins in our spun business in the second half of Fiscal 1995 as old sales contracts begin to expire at the end of our second quarter. Volume for our European polyester business remains good although we face rising raw material prices. In anticipation of further raw material price increases we are pushing our selling prices upward and repositioning our product mix to help margin improvement.

  Cost of sales increased from $279.6 million in last year's first quarter to $310.9 million in this year's first quarter or 11.2%. Cost of sales as a percentage of net sales for the quarter increased slightly from 85.9% last year to 86.6% this year. This is mainly the result of the decline in average unit sales price discussed above as sales volume has increased significantly and components of cost of sales have improved on a per unit basis. Average raw material costs per unit, based on overall product mix, have declined approximately 2.5%. Manufacturing costs have also experienced a decline during this time period on a per unit basis as was the case for depreciation. These improvements in cost per unit primarily resulted from increased volume in our polyester and spun yarn businesses. Our gross margins have declined approximately 0.6% from last year's first quarter to the current quarter due to lower average net sales prices based on our overall product mix.






  Selling, general and administrative expenses as a percentage of net sales decreased from 2.9% to 2.7% in the current quarter. During the quarter actual expense increased from $9.6 million to $9.7 million. The improvement in selling, general and administrative expenses as a percentage of sales is attributable to increased sales volume.

  Interest expense decreased from $5.1 million in the prior fiscal year first quarter to $3.9 million in the current quarter. During the first quarter of the prior year, the Company paid off approximately $24.6 million of debt acquired through merged companies and borrowed $7.5 million of additional debt. The combination of the interest expense on the newly acquired debt and the interest charged on the debt extinguished through the pay-off date resulted in higher interest expense in the September 1993 quarter than in the current quarter. Interest income has remained relatively constant during the quarter compared to the corresponding period of the prior year.

  Other (income) expense reflects an improvement of $783 thousand over the first quarter of the prior fiscal year. In the current quarter, the Company recognized gains on the sale of investments and property, plant and equipment. Currency exchange gains and income from an equity investment in the current quarter also contributed to the increase.

  Our effective tax rate was 40.2% in the current quarter as compared with 41.0% in the prior quarter. The lower rate in the current period is due to taxable earnings of foreign subsidiaries representing a larger contribution of total consolidated pretax income. Taxes on foreign earnings are normally at rates lower than US rates.

  Quarterly earnings per share increased from $.28 to $.32.

  Liquidity and Capital Resources

  The primary source of cash funds for the Company during the current quarter was from operating activities that contributed $41.6 million in cash and cash equivalents. Net income and noncash expenses comprised $40.9 million of this amount. The Company substantially completed the sale of its European nylon operations in the current quarter. This generated approximately $13.8 million in net cash proceeds, excluding $4.1 million of cash remitted to the Parent from UTSA in conjunction with the sale. The primary uses of funds during this period were capital expenditures of $23.7 million and the payment of cash dividends of $7.0 million.

  The Company ended the current quarter with working capital of $324.8 million of which $176.8 million represents cash and short-term investments. This compares with working capital of $304.3 million and cash reserves of $152.1 million at year-end. Management believes that the current financial position of the Company in addition to its operations and access to debt and equity markets is sufficient to meet anticipated capital expenditure, strategic acquisition, working capital and other financial needs.






                              UNIFI, INC.



  PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

        (a) Part I Exhibit

           (27)  Financial Data Schedule

        (b)No reports on Form 8-K have been filed during the quarter ended September 25, 1994.






                                UNIFI, INC.



  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.










  Date: 11/09/94                              ROBERT A. WARD
                                              Robert A. Ward
                                              Executive Vice President-
                                              Financial and Administration (Mr.
                                              Ward is the Principal Financial
                                              and Accounting Officer and has
                                              been duly authorized to sign on
                                              behalf of the Registrant.)






  Date: 11/09/94                              NORMA R. NIXON
                                              Norma R. Nixon
                                              Corporate Controller