Form 10-Q
period 1994-12-25
UNIFI INC
filed 1995-02-06
CIK 100726

FORM 10-Q
  SECURITIES AND EXCHANGE COMMISSION
  Washington, DC 20549

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended       December 25, 1994

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

           Class                           Outstanding at December 25, 1994
  Common Stock, par value $.10 per share          68,212,035 Shares

Part I.  Financial Information

                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets

                                           December 25,     June 26,
                                               1994           1994
                                           (Unaudited)     (Audited)
                                             (Amounts in Thousands)
  ASSETS
  Current Assets:
    Cash and Cash Equivalents                 $58,233        $80,653
    Short-Term Investments                     59,770         71,483
    Accounts Receivable, Net                  188,802        200,537
    Inventories
      Raw Materials and Supplies              $58,308        $29,797
      Work in Process                          12,248         12,937
      Finished Goods                           52,815         57,545
                                             $123,371       $100,279
    Other Current Assets                        1,588          3,605
      Total Current Assets                   $431,764       $456,557
  Property, Plant and Equipment              $879,043       $848,637
    Less:  Accumulated Depreciation           366,448        336,375
                                             $512,595       $512,262
  Investments in Affiliates                   $11,616        $10,626
  Other Assets                                $24,751        $23,807
      Total Assets                           $980,726     $1,003,252

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Notes Payable                                 $--            $25
    Accounts Payable                           87,325         83,831
    Accrued Expenses                           45,219         56,295
    Income Taxes                               10,257         12,132
      Total Current Liabilities              $142,801       $152,283
  Long-Term Debt                             $230,000       $230,000
  Deferred Income Taxes                       $34,699        $32,447
  Shareholders' Equity
    Common Stock                               $6,821         $7,043
    Capital in Excess of Par                  144,372        199,959
    Retained Earnings                         422,225        385,472
    Cumulative Translation Adjustment            (365)        (3,060)
    Reserve for Investments                       173           (892)
      Total Shareholders' Equity             $573,226       $588,522
      Total Liabilities and
       Shareholders' Equity                  $980,726     $1,003,252


  See  Accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                                   UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                       (Unaudited)

                         For the Quarters Ended  For the Six Months Ended
                           Dec. 25,    Dec. 26,   Dec. 25,     Dec. 26,
                             1994        1993       1994         1993
                           (Amounts in Thousands Except Per Share Data)

  Net Sales                 $387,297  $351,516     $746,491  $676,871

  Costs and Expenses:
     Cost of Goods Sold     $332,182  $298,952     $643,042  $578,582
     Selling, General &
     Administrative Exp.      10,287    10,185       19,961    19,758
     Interest Expense          3,935     4,186        7,873     9,279
     Interest Income          (2,401)   (2,007)      (5,053)   (4,720)
     Other (Income)
      Expense                 (2,259)     (268)      (2,838)      (64)
                            $341,744  $311,048     $662,985  $602,835

  Income Before Income       $45,553   $40,468      $83,506   $74,036
      Taxes

  Income Taxes                17,433    16,107       32,697    29,863

  Net Income                 $28,120   $24,361      $50,809   $44,173


  Earnings Per Share:
                Primary          $.40       $.34        $.72      $.62

          Fully Diluted          $.39       $.34        $.70      $.61

  Cash Dividends Per             $.10       $.14        $.20      $.28
  Share

  Average Shares
  Outstanding:  Primary       70,216    71,027       70,584    71,059

          Fully Diluted       77,970    78,806       78,337    78,824


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                               For the Six Months
                                                      Ended
                                              Dec. 25,     Dec. 26,
                                                1994         1993
                                             (Amounts in Thousands)

  Cash and Cash Equivalents Provided by
   Operating Activities                        $64,338      $52,048

  Investing Activities:

     Capital Expenditures                     $(45,161)    $(79,373)
     Sale of Capital Assets                        623           --
     Notes Receivable                            4,702          (42)
     Sale of Subsidiary                         13,798           --
     Sale of Investments                        49,661       34,168
     Purchase of Investments                   (40,455)          (4)
       Net Investing Activities               $(16,832)    $(45,251)

  Financing Activities:

     Issuance of Common Stock                     $410         $419
     Borrowing of Debt                              --        7,453
     Repayment of Debt                             (25)     (27,194)
     Cash Dividend                             (14,056)     (19,331)
     Purchase and Retirement of Common Stock   (56,219)          --
       Net Financing Activities               $(69,890)    $(38,653)

  Currency Translation Adjustment                 $(36)        $(16)

  Increase (Decrease) in Cash                 $(22,420)    $(31,872)

  Cash and Cash Equivalents - Beginning         80,653       76,093

  Cash and Cash Equivalents - Ending           $58,233      $44,221


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements

 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at December 25, 1994 and the results of operations and cash flows for the periods ended December 25, 1994 and December 26, 1993. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

 (b)Income Taxes

    Deferred income taxes arise primarily from temporary differences between financial and tax basis of assets and liabilities, principally property and equipment.

    The difference between the statutory federal income tax rate and the effective tax rate is primarily due to results of foreign subsidiaries which are taxed at rates below those of U.S. operations. The current periods' operating results were more favorably impacted by foreign operations than the prior periods' which contributed to the lower effective tax rates.

 (c)Per Share Information

    Earnings per common share are computed on the basis of the number of shares outstanding, adjusted for the dilutive effect of stock options outstanding.

    The Convertible Notes do not meet the test of a common stock equivalent, accordingly, conversion of these notes is only assumed for the calculation of fully diluted earnings per share.

  Computation of average shares outstanding (in 000's):

                                   Quarters Ended       Six Months Ended
                                Dec. 25,    Dec. 26,   Dec. 25,  Dec. 26,
                                   1994        1993      1994      1993
        Average Shares
         Outstanding              69,706      70,434     70,077    70,387
        Add: Dilutive Options        510         593        507       672
        Primary Average Shares    70,216      71,027     70,584    71,059
        Incremental Shares
         Arising from Full
           Dilution Assumption     7,754       7,779      7,753     7,765
        Average Shares Assuming
           Full Dilution          77,970      78,806     78,337    78,824

  Computation of net income for per share data (in 000's):

                                  Quarters Ended       Six Months Ended
                              Dec. 25,    Dec. 26,   Dec. 25,   Dec. 26,
                                 1994       1993        1994       1993
       Net Income - Primary    $28,120    $24,361     $50,809    $44,173
       Add: Convertible
        Subordinated Interest
          Net of Tax             2,168      2,113       4,337      4,216
       Net Income Assuming
        Full Dilution          $30,288    $26,474     $55,146    $48,389

 (d)Common Stock

    On January 19, 1995 the Company's Board of Directors declared a cash dividend of 10 cents per share payable on February 10, 1995 to shareholders of record on February 3, 1995.

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Net sales increased from $351.5 million to $387.3 million in the quarter or 10.2% and for the six month period, sales increased 10.3% from $676.9 million in 1993 to $746.5 million in 1994. We experienced volume increases of 13.3% for the quarter and 15.3% for the year-to-date over the corresponding prior year periods. Average unit price, based on overall product mix, decreased 2.8% for the quarter and 4.4% for the year-to-date compared to the corresponding periods of the prior fiscal year.

  Our domestic yarn products experienced both gains in sales dollars and units for both the quarter and year-to-date. Continued excellent demand and price increases in both our dyed and natural polyester yarns have been a key factor in these increases for both the current quarter and the year-to-date. All previously announced polyester price increases are now fully in place as we enter our third fiscal quarter. Sales of our nylon and covered yarns have remained solid with the exception of the ladies' hosiery market where we continue to experience erratic demand, but going forward we feel that demand for our other products will enable us to better utilize our full capacity potential. Our spun yarn products have also benefited from strong demand for both the quarter and the year-to-date. Volume has increased as a result of production from the newest plant in Sanford, NC and subsequent capacity increases to that facility. Our average unit sales price for our spun operations has declined for the year-to-date period. However, slight improvement was noted in the current quarter as our older sales contracts began to expire late in the quarter. We anticipate increased volume in our spun operations as a result of the continuing expansion in our Sanford, NC facility and the recent acquisition of a spinning mill.

  Our Irish operations have experienced increased volume for the quarter and a slight decline for the year-to-date. Average selling prices, based on product mix, are up for both periods in the current year. We are striving to increase our selling prices commensurate with raw material increases and continue to reposition our product mix to improve our margins. We anticipate increased capacity in the third quarter with the addition of more texturizing equipment.

  Cost of goods sold as a percentage of net sales for the quarter increased from 85.1% last year to 85.8% this year. For the respective year-to-date periods, cost of goods sold as a percentage of net sales has increased from 85.5% to 86.1%. The increase in cost of sales as a percentage of net sales is attributable to lower average sales prices, based on product mix and, for the current quarter, was also adversely impacted by higher per unit raw material costs. Fixed manufacturing costs improved on a per unit basis for both the current quarter and the year-to-date due to the volume increases noted above.

  Selling, general and administrative expenses as a percentage of net sales declined from 2.9% in the prior year quarter to 2.7% in the current quarter. Our year-to-date results are consistent reflecting a decline from 2.9% in 1993 to 2.7% in 1994. In dollar terms selling, general and administrative expenses were stable for the quarters increasing from $10.2 million in the prior year quarter to $10.3 million in the current quarter. For the six month period selling, general and administrative expenses increased slightly from $19.8 million in 1993 to $20.0 million in 1994.

  Interest expense decreased from $4.2 million in the 1993 quarter to $3.9 million in the current quarter. For the year-to-date we have experienced a decline of $1.4 million from $9.3 million to $7.9 million. This reduction of interest expense is attributed to the retirement of debt assumed in mergers consummated in prior periods. Interest income has increased from $2.0 million in last year's second quarter to $2.4 million in the current quarter. For the six month period, interest income has increased from $4.7 million to $5.1 million in the current period. The increase in interest income is attributed to higher returns on invested funds.

  Other income, net increased from $268 thousand in the prior year quarter to $2.3 million in the current year quarter and from $64 thousand to $2.8 million for the year-to-date. The majority of the increase in both the current quarter and the year-to-date period resulted from the recognition of a gain on the sale of an investment that had previously been deferred pending collection of a note receivable balance.

  The effective tax rate has decreased from 39.8% to 38.3% in the current quarter and has decreased from 40.3% to 39.2% for the year-to-date. The decrease in effective tax rates is attributed to the current period increase in foreign subsidiaries earnings that are taxed at rates lower than U.S. rates.

  Earnings per share increased from $.34 per share to $.40 per share in the current quarter and from $.62 per share to $.72 for the year-to-date.

  Liquidity and Capital Resources

  We ended the current quarter with working capital of $289.0 million of which $118.0 million represents cash and cash equivalents and short-term investments. This compares with working capital of $304.3 million and cash reserves of $152.1 million at year end. Cash and cash equivalents generated from operations amounted to $64.3 million for the six month period ended December 25, 1994. Inventories increased $23.1 million from $100.3 million at June 26, 1994 to $123.4 million at December 25, 1994. This is attributed to several factors including overall per unit raw material price increases, maintaining higher levels of raw yarn inventories in anticipation of continued strong demand and capacity increases currently in progress. Our net accounts receivable balance has declined from $200.5 million at June 26, 1994 to $188.8 million at December 25, 1994. This decline is due, in part, to decreased days outstanding as enhanced collection efforts and portfolio management have yielded improved results.

  As noted above, our primary source of cash funds is from operating activities which generated $64.3 million in cash and cash equivalents for the year-to-date period ended December 25, 1994. In addition to operating activities, the Company generated $27.7 million from net investment activity during this six month period, including $13.8 million from the sale of its French subsidiary. The primary uses of funds during the current six months were capital expenditures for capacity expansions and upgrades totaling $45.2 million, the payment of the Company's cash dividends of $14.1 million and the purchase and retirement of Company common stock of $56.2 million.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet its anticipated capital expenditure, strategic acquisition, working capital and other financial needs.

Part II.  Other Information

                              UNIFI, INC.



  Item 4.  Submission of Matters to a Vote of Security Holders

        The Shareholders of the Company at their Annual Meeting held on the 20th day of October, 1994, considered and voted upon the elections of four (4) Class 3 Directors of the Company.

        The Shareholders elected management's nominees for the four (4) Class 3 Directors to serve until the Annual Meeting of the Shareholders in 1997, or until their successors are elected and qualified, as follows:

                                   Votes in    Votes
        Names of Directors         Favor       Against  Abstaining

        William J. Armfield, IV    57,966,448   476,240   3,883,991
        William T. Kretzer         57,925,298   517,390   3,883,991
        G. Allen Mebane, IV        57,713,793   543,640   4,069,246
        George R. Perkins, Jr.     57,966,448   472,240   3,887,991

        The information set forth under the heading Election of Directors on pages 2-5 of the Definitive Proxy Statement filed with the Commission since the close of the registrant's fiscal year ending June 26, 1994, and is incorporated herein by reference.

        The Shareholders at their Annual Meetings in 1992 elected Class 1 Directors and in 1993 elected Class 2 Directors to serve until the Annual Meeting of the Shareholders in 1995 and 1996 respectively, or until their successors are elected and qualified, the following persons were elected and are still serving as Class 1 and Class 2 Directors of the Company:

              Class 1                                   Class 2

        Donald F. Orr                          Charles R. Carter
        Timotheus R. Pohl                      Jerry W. Eller
        Robert A. Ward                         Kenneth G. Langone
        G. Alfred Webster

        Lord Eric Sharp who was elected as a Class 2 Director in 1993 died in May 1994. No one was elected to replace Lord Sharp and the number of directors of the Corporation was reduced by one after his death.

  Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            (10.1)Lease Agreement,  dated March  2, 1987,  between NationsBank,
                  Trustee under Unifi, Inc. Profit Sharing Plan and Trust, Wachovia Bank and Trust Co., N.A., Independent Fiduciary, and Unifi, Inc., filed herewith.

            (10.2)Severance Compensation  Agreement  between  Unifi,  Inc.  and
                  William T. Kretzer dated July 20, 1993, expiring on July 19, 1996 (similar agreements were signed with G. Allen Mebane, William J. Armfield, IV, Robert A. Ward, Jerry W. Eller and
                  G. Alfred Webster), filed herewith.

            (27)  Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended December 25, 1994.

                                UNIFI, INC.



  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.










  Date:                                       WILLIS C. MOORE III
                                              Willis C. Moore III
                                              Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)