Form 10-Q
period 1995-03-26
UNIFI INC
filed 1995-05-10
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended             March 26, 1995

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

         Class                           Outstanding at April 30, 1995
  Common Stock, par value $.10 per share         68,137,505 Shares


  Part I. Financial Information
                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets

                                            March 26,       June 26,
                                              1995            1994
                                          (Unaudited)      (Audited)
                                            (Amounts in Thousands)
  ASSETS
  Current Assets:
    Cash and Cash Equivalents                 $66,931        $80,653
    Short-Term Investments                     69,450         71,483
    Accounts Receivable, Net                  204,387        200,537
    Inventories
      Raw Materials and Supplies              $57,003        $29,797
      Work in Process                          14,235         12,937
      Finished Goods                           55,186         57,545
                                             $126,424       $100,279
    Other Current Assets                        9,367          3,605
      Total Current Assets                   $476,559       $456,557
  Property, Plant and Equipment              $891,413       $848,637
    Less:  Accumulated Depreciation           380,748        336,375
                                             $510,665       $512,262
  Investments in Affiliates                      $173        $10,626
  Other Assets                                $21,886        $23,807
      Total Assets                         $1,009,283     $1,003,252

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Notes Payable                                 $--            $25
    Accounts Payable                           82,050         83,831
    Accrued Expenses                           50,390         56,295
    Income Taxes                               10,937         12,132
      Total Current Liabilities              $143,377       $152,283
  Long-Term Debt                             $230,000       $230,000
  Deferred Income Taxes                       $37,606        $32,447
  Shareholders' Equity
    Common Stock                               $6,811         $7,043
    Capital in Excess of Par                  141,853        199,959
    Retained Earnings                         446,464        385,472
    Cumulative Translation Adjustment           2,297         (3,060)
    Reserve for Investments                       875           (892)
      Total Shareholders' Equity             $598,300       $588,522
      Total Liabilities and
       Shareholders' Equity                $1,009,283     $1,003,252


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                 (Unaudited)

                             For the Quarters     For the Nine Months
                                  Ended                  Ended
                           March 26,  March 27,  March 26,   March 27,
                             1995       1994       1995        1994
                           (Amounts in Thousands Except Per Share Data)


  Net Sales                 $403,001  $346,059   $1,149,492 $1,022,930

  Costs and Expenses:
     Cost of Goods Sold     $344,699  $295,470     $987,741  $874,052
     Selling, General &
        Admin. Expense        11,055    10,661       31,016    30,419
     Interest Expense          3,983     4,432       11,856    13,711
     Interest Income          (2,507)   (1,029)      (7,560)   (5,749)
     Other (Income)Expense    (4,526)   (1,358)      (7,364)   (1,422)
                            $352,704  $308,176   $1,015,689  $911,011

  Income Before Income
     Taxes                   $50,297   $37,883     $133,803  $111,919

  Income Taxes                19,247    15,129       51,944    44,992

  Net Income                 $31,050   $22,754      $81,859   $66,927


  Earnings Per Share:
                Primary         $.45      $.32        $1.17      $.94

          Fully Diluted         $.43      $.32        $1.14      $.93

  Cash Dividends Per Share      $.10      $.14         $.30      $.42

  Average Shares
  Outstanding:  Primary       68,699    71,027       69,955    71,048

          Fully Diluted       76,470    78,780       77,715    78,810


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                               For the Nine Months
                                                      Ended
                                              March 26,   March 27,
                                                1995        1994
                                             (Amounts in Thousands)

  Cash and Cash Equivalents Provided by        $92,741      $81,645
   Operating Activities

  Investing Activities:

     Capital Expenditures                     $(64,175)    $(98,994)
     Sale of Capital Assets                      2,078        3,061
     Notes Receivable                            4,983          (22)
     Sale of Subsidiary                         13,798           --
     Sale of Investments                        80,460       42,015
     Purchase of Investments                   (64,659)          (4)
       Net Investing Activities               $(27,515)    $(53,944)

  Financing Activities:

     Issuance of Common Stock                     $410         $499
     Borrowing of Debt                              --        7,453
     Repayment of Debt                             (25)     (28,545)
     Cash Dividend                             (20,867)     (29,198)
     Purchase and Retirement of Common Stock   (58,748)          --
       Net Financing Activities               $(79,230)    $(49,791)

  Currency Translation Adjustment                 $282          $10

  Increase (Decrease) in Cash                 $(13,722)    $(22,080)

  Cash and Cash Equivalents - Beginning         80,653       76,093

  Cash and Cash Equivalents - Ending           $66,931      $54,013



  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements


  (a)Basis of Presentation

     The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at March 26, 1995 and the results of operations and cash flows for the periods ended March 26, 1995 and March 27, 1994. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.


  (b)Income Taxes


     Deferred income taxes arise primarily from timing differences between the financial and tax basis of assets and liabilities, principally property and equipment.

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

     Computation of average shares outstanding (in 000's):

                                Quarters Ended     Nine Months Ended
                                Mar.26,    Mar.27,   Mar.26,   Mar.27,
                                 1995       1994      1995      1994
      Average Shares            68,127    70,482    69,427    70,419
       Outstanding
      Add:  Dilutive Options       572       545       528       629
      Primary Average Shares    68,699    71,027    69,955    71,048
      Incremental Shares
       Arising from Full
         Dilution Assumption     7,771     7,753     7,760     7,762
      Average Shares Assuming
         Full Dilution          76,470    78,780    77,715    78,810


     Computation of net income for per share data (in 000's):

                               Quarters Ended      Nine Months Ended
                               Mar.26,   Mar.27,   Mar.26,    Mar.27,
                                1995       1994      1995      1994
      Net Income - Primary    $31,050   $22,754    $81,859   $66,927
      Add:  Convertible
      Subordinated Interest
        Net of Tax              2,147     2,111      6,442     6,332
      Net Income Assuming
        Full Dilution         $33,197   $24,865    $88,301   $73,259

    (d)Common Stock

     On April 20, 1995, the Company's Board of Directors declared a cash dividend of 10 cents per share payable to shareholders of record on May 5, 1995, payable on May 12, 1995.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors which have affected the Company's operations and material changes in financial condition during the periods included in the accompanying condensed consolidated financial statements.

  Results of Operations

  Net sales increased from $346.1 million to $403.0 million in the quarter or 16.5% and increased in the nine month period from $1.023 billion in 1994 to $1.149 billion in 1995 or 12.4%. We experienced volume increases of 14.3% for the quarter and 14.9% for the year-to-date period over the prior year periods. Our average net sales price, based on the overall product mix, increased 1.9% in the current quarter and decreased 2.2% for the current nine month period.

  Domestic unit volume increased 12.0% for the quarter and 13.6% year-to-date. Unit sales of our polyester yarns were favorable during the quarter compared to the corresponding period of the prior year consistent with the year-to-date results. We have begun an expansion in our domestic polyester texturing operations that will increase our capacity by approximately seven percent by the end of the first quarter of Fiscal 1996. Average unit price for polyester has improved for both the current quarter and year-to-date. Volume for our nylon operations in the current quarter improved over the corresponding period of the prior year but is down year-to-date. Average unit price for our nylon products has declined for both the current quarter and year-to-date. Capacity expansions in our spun facilities has resulted in volume increases for both the current quarter and year-to-date. Average unit price has also improved in both current periods.

  Our European polyester yarn operation unit volume has increased in both the current quarter and year-to-date. Average unit price has also improved as we have increased prices to partially offset the effect of higher raw materials costs. Average unit price in US dollar terms has also been impacted by the further weakening of the U.S. dollar over the corresponding periods of the prior year. European polyester yarn productive capacity will be increased approximately 30% over the period of the next three calendar quarters.

  Cost of goods sold as a percentage of net sales remained relatively consistent at 85.5% in the current quarter compared to 85.4% in last year's March quarter as higher raw yarn costs were mostly offset by improved sales prices. The current quarter was also assisted by lower manufacturing expenses as our increased sales diluted our per unit costs. For the year-to-date periods, cost of goods sold increased from 85.4% to 85.9% of net sales due to the combination of lower average unit sales price and slightly higher per unit raw yarn costs. Lower per unit fixed manufacturing charges in the current period, however, have mitigated the effects of these changes.

  During the quarter selling, general and administrative expenses increased from $10.7 million in 1994 to $11.1 million in 1995. For the nine month period selling, general and administrative expenses increased from $30.4 million in 1994 to $31.0 million in 1995. Selling, general and administrative expenses as a percentage of net sales decreased from 3.1% in the prior year quarter to 2.7% in the current quarter. For the nine month periods we experienced a decrease from 3.0% in 1994 to 2.7% in 1995. This improved ratio for both the current quarter and year-to-date reflects the absorption of the higher current period costs over larger net sales amounts.

  Interest expense decreased from $4.4 million in the 1994 quarter to $4.0 million in the current quarter. For the nine month periods interest expense decreased from $13.7 million in the prior year to $11.9 million in the current year. The reduction in interest expense is attributed to lower debt levels as debt acquired in prior year mergers was retired throughout Fiscal 1994.

  Interest income improved from $1.0 million in the prior year quarter to $2.5 million in the current quarter and from $5.7 million in the prior year-to-date to $7.6 million in the current nine month period.

  Other (income) expense represents income in all periods presented. Other income increased from $1.4 million to $4.5 million or $3.1 million during the current quarter and increased from $1.4 million to $7.4 million or $6.0 million during the current nine month period. The year-to-date income includes the recognition of a $3.1 million gain on the sale of an investment that had been previously deferred pending collection of a note receivable balance. In addition, a gain of $2.7 million on the sale of an equity investment contributed to the increase noted in both the current quarter and year-to-date periods.

  Our effective tax rate was 38.3% in the current quarter as compared with 39.9% in the prior year quarter. For the year-to-date periods, the rate was 38.8% and 40.2% in 1995 and 1994, respectively. The lower rates in the current periods are due to taxable earnings of foreign subsidiaries comprising a larger percentage of total consolidated pretax income. These earnings are taxed at rates lower than US rates.

  Earnings per share increased from $.32 per share to $.45 per share in the current quarter and increased from $.94 per share to $1.17 for the current nine month period.

  Liquidity and Capital Resources

  We ended the current quarter with working capital of $333.2 million of which $136.4 million represents cash and short-term investments. This compares with working capital of $304.3 million and cash reserves of $152.1 million at year end. Inventories increased $26.1 million from $100.3 million at June 26, 1994 to $126.4 million at March 26, 1995 as we are maintaining higher levels of raw yarn inventories in anticipation of continued strong demand and capacity increases. This increase is also attributable to overall higher per unit raw material prices.

  Our primary source of cash funds is from operating activities which generated $92.7 million in cash and cash equivalents for the year-to-date period ended March 26, 1995. The Company utilized $27.5 million and $79.2 million for net investing and financing activities, respectively for the nine months ended March 26, 1995. These net investing and financing activities were primarily comprised of $34.6 million received from net investment activity, including $13.8 million from the sale of its French subsidiary, and funds used for capacity expansions and upgrades totaling $64.2 million, the payment of the Company's cash dividends of $20.9 million and the purchase and retirement of Company common stock of $58.7 million.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital and other financial needs.

Part II.  Other Information
                                   UNIFI, INC.


  Item 6. Exhibits and Reports on Form 8-K

          (a)    Exhibit

            (27) Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter ended March 26, 1995.

                                UNIFI, INC.



  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.










  Date:   MAY 9, 1995                         WILLIS C. MOORE, III
                                              Willis C. Moore, III
                                              Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)