Form 10-K
period 1995-06-25
UNIFI INC
filed 1995-09-20
CIK 100726

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                             FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                          [FEE REQUIRED]


For the fiscal year ended                    Commission File
       June 25, 1995                          Number 1-10542
_________________________                    ________________

                              UNIFI, INC.
_________________________________________________________________
        (Exact name of Registrant as specified in its charter)

           New York                             11-2165495
________________________________             ____________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     7201 West Friendly Avenue
    Greensboro, North Carolina                     27410
________________________________________      ___________________
(Address of principal executive offices)         (Zip Code)

Registrant's telephone no., including a/c:     (910) 294-4410
                                              ___________________

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of Each Exchange
        Title of Class                        On Which Registered
     ___________________                    _______________________

Common Stock, par value $.10 per share     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.          Yes  X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Aggregate market value of the voting stock held by nonaffiliates of
the Registrant as of August 4, 1995:     $1,520,298,446

Number of shares outstanding as of August 4, 1995: 66,807,005

               Documents Incorporated By Reference

Portions of the Annual Report to shareholders of Unifi, Inc. for the fiscal year ended June 25, 1995, are incorporated by reference into Parts I and II hereof.

Portions of the definitive Proxy Statement for the Annual Meeting of the shareholders of Unifi, Inc., to be held on October 19, 1995 are incorporated by reference into Part III.

Exhibits, Financial Statement Schedules and Reports on Form 8-K index is located on pages IV-1 through IV-5.

                            PART I


Item 1.  Business:

     Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the "Company" or "Unifi"), is engaged predominantly in the business of processing yarns by: texturing of synthetic filament polyester and nylon fiber; and spinning of cotton and cotton blend fibers.

     The Company's texturing operation mainly involves purchasing partially oriented yarn (POY), which is either raw polyester or nylon filament fiber, from chemical manufacturers and using high speed machines to draw, heat and twist the POY to produce yarns having various physical characteristics, depending upon its ultimate end-use. The Company's spinning operation mainly involves the spinning on either open-end or ring spindles of cotton, cotton and undyed synthetic blends, and cotton and pre-dyed polyester blends into yarns of different strengths and thickness.

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

     PATENTS AND LICENSES: The Company currently has several patents and registered trademarks, including the following:

                                                    DATE ISSUED OR
 PATENT TITLE/DESCRIPTION      PAT/APP. NO.            APPLIED FOR

Dye Tube Spacer For Package    8/284,305                08/02/94
     Dyeing

Method For Treatment of Yarn   5,387,263                12/16/93
     in Package Form

Yarn Package Cover               080,654                06/18/93

Wallpaper Backing              1,317,705 (Canada)       05/18/93

Nylon/Lycra Composit Yarn      5,237,808                08/24/93

Polyester Substrate (Vinyl)    5,063,108                11/05/91

Polyester Substrate (Vinyl)    5,043,208                08/27/91

Continuous Multi-Filament      4,935,293                06/19/90
Polyester Substrate

Wallpaper Backing              4,925,726                05/15/90

Wallpaper Backing              4,874,019                10/17/89

Wallpaper Backing                325,028                07/26/89
                              (United Kingdom)

Friction Discs For False-      4,129,980                12/19/78
Twist Head

Apparatus for Restarting       4,125,229                11/14/78
a Broken Thread or Yarn
Strand During a Winding
Process

Safety Guard for the Blade     4,086,698                05/02/78
of Carton Openers

                              REGISTRATION/      DATE REGISTRATION
    TRADEMARK NAME             SERIAL NO.              FILED

Sheertech                      74/637666             02/22/95

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

     CUSTOMERS: The Company in fiscal year ended June 25, 1995, sold textured and spun yarns to approximately 1,000 customers, one customer's purchases were approximately 11% of the net sales during said period, the ten largest customers accounted for approximately 32% of the total sales and the Company does not believe that it is dependent on any one customer.

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

     COMPETITIVE CONDITIONS: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells high-volume commodity products, pricing is highly competitive with product quality and customer service being essential for differentiating the competitors within the industry. Product quality insures manufacturing efficiencies for the customer. The Company's polyester and nylon yarns, dyed yarns, covered yarns and cotton and cotton blend yarns compete with a number of other domestic producers of such yarns. In the sale of polyester filament yarns major competitors are Atlas Yarn Company, Inc., Burlington Industries, Inc. and Milliken & Company, in the sale of nylon yarns, dyed yarns, and covered yarns major competitors are Glen Raven Mills, Inc., Jefferson Mills, Inc., Spanco Yarns, Inc., Regal Manufacturing Company and Spectrum Dyed Yarns, Inc., and in the sale of cotton and cotton blend yarns major competitors are Parkdale Mills, Inc., Avondale Mills, Inc., Harriett & Henderson, Mayo Yarns, Inc. and TNS Mills, Inc.

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

     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC INTERNATIONAL OPERATIONS AND EXPORT SALES: The information included under the heading "Business Segments and Foreign Operations" on page 23 of the Annual Report of the Company to the Shareholders for the fiscal year ended June 25, 1995, is incorporated herein by reference.


ITEM 2.  DESCRIPTION OF PROPERTY:


     The following table sets forth the location and general character of the principal plants and other physical properties (properties) of the Company, which contain approximately 6,805,627 sq. ft. of floor space. All properties are well maintained and in good operating condition.

                        Approximate
     Location Of           Area
      Facility         (Square Feet)   How Held       Type of Operation

Yadkinville, NC         1,831,000       Owned     Texturizing of POY, ware-
                                                  housing and office space

Greensboro, NC             65,000       Leased    (1) Executive offices

Staunton, VA              424,000       Owned     Texturizing of POY, ware-
                                                  housing and office space

Letterkenny,              488,000       Owned     Production of filament
County Donegal,                                   polyester fiber, texturiz-
Ireland                                           ing facility, warehousing
                                                  and office space

Archdale, NC              122,000       Owned     (2) Production of covered
Plant No. 7                                       yarns and associated
                                                  warehousing

301 N. Hwy St.            126,673       Owned     (2) Production of covered
Madison, NC                                       yarns and associated
Plant No. 14                                      warehousing

Piedmont Street           504,000       Owned     (2) Texturizing of nylon
Madison, NC                                       and polyester, and associ-
Plant No. 6                                       ated warehousing

200 S Ayersville Rd.       79,000       Owned     (2) Transportational
Madison, NC                                       Terminal

Madison, NC                31,000       Owned     Nylon Warehouse
Decatur Warehouse

Ayersville Road           314,000       Owned     (2) Plant 1 - Texturizing
Mayodan, NC                                       of nylon, associated ware-
Plant 1                                           housing and office space

Ayersville Road           213,000       Owned     (2) Plant 5 - Production
Mayodan, NC                                       of covered yarns and asso-
Plant 5                                           ciated warehousing

Cardwell Road             130,000       Owned     (2) Dyeing facility
Mayodan, NC
Plant No. 15

Mayodan, NC               150,000       Owned     Central Distribution
CDC                                               Center

Vance Street Ext.         485,000       Owned     (2) Plants 2 & 4 - Textur-
Reidsville, NC                                    izing of polyester, dyeing
Plants 2 & 4                                      and associated warehousing

SR 770 East               230,000       Owned     (2) Texturizing of nylon,
Stoneville, NC                                    production of covered
Plant No. 8                                       yarn and associated
                                                  warehousing

Fort Payne, AL             20,000       Owned     (2) Distribution Center
Distribution Center                               and Office Space

State Road 1366           151,000       Owned     (3) Spun Cotton Yarn Pro-
Booneville, NC                                    duction and office space
Plant No. 1

Oakland Avenue            211,000       Owned     (3) Spun Cotton Yarn Pro-
Eden, NC                                          duction and office space
Plant No. 2

Oakland Avenue            195,000       Owned     (3) Spun Cotton Yarn Pro-
Eden, NC                                          duction and office space
Plant No. 3

U.S. Route 311            214,000       Owned     (3) Spun Cotton Yarn Pro-
Walnut Cove, NC                                   duction and office space
Plant No. 4

400 West Franklin St.     172,000       Owned     (3) Spun Cotton Yarn Pro-
Mt. Pleasant, NC                                  duction and office space
Plant No. 6

420 Elliot                114,600       Owned     (4) Spun Cotton Yarn Pro-
Edenton, NC                                       duction and office space
Edenton Plant

2000 Boone Trail Road     137,850       Owned     (4) Spun Cotton Yarn Pro-
Sanford, NC                                       duction and office space
Pioneer Spinning Plant

2000 Boone Trail Road      77,520       Owned     (4) Spun Cotton Yarn Pro-
Sanford, NC                                       duction and office space
Pioneer Yarn Plant

1901 Boone Trail Road     245,200       Owned     (4) Spun Cotton Yarn Pro-
Sanford, NC                                       duction and office space
Pioneer Cotton Plant

9480 Neuville Avenue      11,200        Owned     Nylon Covered Yarn and
Hickory, NC                                       Cotton Warehouse

600 River Road            63,584        Owned     Spun Cotton Yarn Pro-
Rockingham, NC                                    duction and office space

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

(3) Acquired pursuant to the Reverse Triangular Merger with Unifi Spun Yarns, Inc. (formerly Vintage Yarns, Inc.) ("USY") on April
23, 1993.

(4)  Acquired pursuant to the Triangular Merger of the Pioneer
Corporations into USY on August 18, 1993.

     The information included under "Leases, Commitments and Concentrations of Credit Risks" on page 23 of the Annual Report to Shareholders for fiscal year ended June 25, 1995, is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company is not currently involved in any litigation which is considered material, as that term is used in Item 103 of the Regulations S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 25, 1995.

                              PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     (a)(c)  PRICE RANGE OF COMMON STOCK AND DIVIDENDS PAID.

     The information included under the heading "Market and Dividend Information (Unaudited)" on page 27 of the Annual Report of Unifi, Inc. to its shareholders for the year ended June 25, 1995, is incorporated herein by reference.

     (b)  Approximate Number of Equity Security Holders:

     TITLE OF CLASS                  NUMBER OF RECORD HOLDERS
                                     (AS OF AUGUST 4, 1995)

     Common Stock, $.10 par value             1,364

     (c) CASH DIVIDEND POLICY. In April 1990, the Board of Directors of the Company adopted a resolution that it intended to pay a cash dividend in quarterly installments equal to approximately thirty percent (30%) of the earnings after taxes of the Company for the previous year, payable as hereafter declared by the Board of Directors. Prior to this action by the Board of Directors, the Company had since 1978 followed a policy of retaining earnings for working capital, acquisitions, capital expansion and modernization of existing facilities. The Company paid a quarterly dividend of $.10 per share on its common stock for each quarter of the 1995 fiscal year. The Board of Directors in July 1995, declared a cash dividend in the amount of $.13 per share on each issued and outstanding share of the common stock of the Company, payable on August 11, 1995, to shareholders of record at the close of business on August 4, 1995.

     (d)  6% CONVERTIBLE SUBORDINATED NOTES DUE MARCH 15, 2002.
The information contained under the heading "Long-Term Debt", regarding the Convertible Subordinated Notes, on page 21 of the Annual Report of Unifi, Inc. to its shareholders for the year ended June 25, 1995, is incorporated herein by reference. For additional information regarding the 6% Convertible Subordinated Notes Due 2002 reference is made to Exhibit (4b) of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA:

     The financial data for the five fiscal years included under the heading "Summary of Selected Financial Data" on page 26 of the Annual Report of Unifi, Inc. to its shareholders for the year ended June 25, 1995, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

     The information included under the heading "Management's
Review and Analysis of Operations and Financial Position" on pages 24 and 25 of the Annual Report of Unifi, Inc. to its shareholders for the year ended June 25, 1995, is incorporated herein by reference.

     SUBSEQUENT EVENTS:

     On September 18, 1995, the Company announced restructuring plans to further reduce the Company's cost structure and improve productivity through the consolidation of certain manufacturing operations and the disposition of underutilized assets. The restructuring plan is focused on the consolidation of production facilities acquired via mergers during the preceding four years and reflects the Company's continued efforts to streamline operations. As part of the restructuring action, the Company will close its spun cotton manufacturing facilities in Edenton and Mount Pleasant, North Carolina with the majority of the manufacturing production being transferred to other facilities. Approximately 275 jobs, primarily wage-level positions, will be affected.

     The estimated cost of restructuring will result in a first quarter fiscal 1996 non-recurring charge to earnings of $23.8 million or an after-tax charge to earnings of $14.9 million ($.22 per share). The significant components of the non-recurring charge include $2.4 million of severance and other employee-related costs from the termination of employees and a $21.4 million write-down to estimated fair value less the cost of disposal of underutilized assets and consolidated facilities to be disposed. Costs associated with the relocation of equipment or personnel will be expensed as incurred.

     The Company anticipates that all signficant aspects of the consolidation of spun yarn facilities would be accomplished within a one year period. However, the ultimate disposal of the equipment and facilities may take longer due to current market conditions and the physical locations of the properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The consolidated financial statements and notes beginning on page 15 and ending on page 23 and the information included under the heading "Quarterly Results (Unaudited)" on page 26 of the Annual Report of Unifi, Inc. to its shareholders for the year ended June 25, 1995, are incorporated herein by reference.

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

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT AND
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

     (a) DIRECTORS OF REGISTRANT: The information included under the headings "Election of Directors", "Vote Required", "Security Holding of Directors, Nominees, And Executive Officers", "Directors Compensation", and "Committees of The Board of Directors", beginning on page 2 and ending on page 6 of the definitive Proxy Statement filed with the Commission since the close of the Registrant's fiscal year ended June 25, 1995, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     (b)  IDENTIFICATION OF EXECUTIVE OFFICERS:

CHAIRMAN OF THE BOARD OF DIRECTORS

     G. ALLEN MEBANE   Mr. Mebane is 66 and has been an Executive
Officer and member of the Board of Directors of the Company since 1971, and served as President and Chief Executive Officer of the Company, relinquishing these positions in 1980 and 1985, respectively. He was the Chairman of the Board of Directors for many years, Chairman of the Executive Committee since 1974, and was elected as one of the three members of the Office of Chairman on August 8, 1991. On October 22, 1992, Mr. Mebane was again elected as Chairman of the Board of Directors.

VICE CHAIRMAN OF THE BOARD OF DIRECTORS

     WILLIAM J. ARMFIELD, IV Mr. Armfield is 60 and was President of Macfield, Inc. from 1970 until August 8, 1991, when Macfield merged with and into Unifi. He has been a Director of Unifi and was elected as one of the three members of the Office of Chairman on August 8, 1991. On October 22, 1992, Mr. Armfield was elected as Vice Chairman of the Board of Directors. He is a member of the Executive Committee.

PRESIDENT AND CHIEF EXECUTIVE OFFICER

     WILLIAM T. KRETZER Mr. Kretzer is 49 and served as a Vice President or Executive Vice President from 1971 until 1985. He has been the President and Chief Executive Officer since 1985. He has been a member of the Board of Directors since 1985 and is a member of the Executive Committee.

EXECUTIVE VICE PRESIDENTS

     JERRY W. ELLER Mr. Eller is 55 and has been a Vice President or Executive Vice President since 1975. He has been a member of the Board of Directors since 1985 and is a member of the Executive Committee.
                                III-1

     ROBERT A. WARD Mr. Ward is 55 and has been a Vice President or Executive Vice President since 1974. He has been a member of the Board of Directors since its inception in 1971 and is a member of the Executive Committee.

     G. ALFRED WEBSTER  Mr. Webster is 47 and has been a Vice
President or Executive Vice President since 1979. He has been a member of the Board of Directors since 1986 and is a member of the Executive Committee.

SENIOR VICE PRESIDENTS

     GEORGE R. PERKINS, JR. Mr. Perkins is 55 and was the President and a Director of Pioneer Yarn Mills, Inc., Pioneer Spinning, Inc. and Pioneer Cotton Mill, Inc. since each was founded in 1988, 1991, and 1993, respectively, and of Edenton Cotton Mills, Inc., since its acquisition in 1989 (Pioneer Corporations) until August 18, 1993, when the Pioneer Corporations merged with and into USY. He has been a Director of Unifi since August 18, 1993, was President and Chief Executive Officer of USY from August 19, 1993, until December 26, 1994 when USY merged into Unifi, and a Senior Vice President of Unifi since October 21, 1993.

     KENNETH L. HUGGINS Mr. Huggins is 51, had been an employee of Macfield since 1970 and, at the time of the merger, was serving as a Vice President of Macfield, Inc. and President of Macfield's Dyed Yarn Division. He was a Director of Macfield from 1989 until Aug-ust 8, 1991, when Macfield, Inc. merged into and with Unifi, Inc. He is Senior Vice President and also Assistant to the President.

     RAYMOND W. MAYNARD  Mr. Maynard is 52 and had been a Vice
President of the Company since June 27, 1971, and a Senior Vice
President since October 22, 1992.

     These officers were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 20, 1994. Each officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

     (c) FAMILY RELATIONSHIP: Mr. Mebane, Chairman of the Board, and Mr. C. Clifford Frazier, Jr., the Secretary of the Registrant, are first cousins. Except for this relationship, there is no family relation between any of the Officers.

     (d) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT: Based solely upon the review of the Form 3's and 4's and amendments thereto, furnished to the Company during the most recent fiscal year, no Form 3's or Form 4's were filed late by a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company. The Company received written representation from reporting persons that Form 5's were not required.
                                III-2

ITEM 11.  EXECUTIVE COMPENSATION:

     The information set forth under the headings "Compensation And Option Committees Interlocks And Insider Participation In Compensation Decisions", "Executive Officers and Their Compensation", "Employment And Termination Agreements", "Options Granted", "Option Exercises and Option/SAR Values", and "Performance Graph-Shareholder Return on Common Stock" and the Report of The Compensation And Stock Option Committees on Executive Compensation beginning on page 6 and ending on page 11 of the Company's definitive Proxy Statement filed with the Commission since the close of the Registrant's fiscal year ended June 25, 1995, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     For additional information regarding executive compensation reference is made to Exhibits (10i), (10j), and (10k) of this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT:

     Security ownership of certain beneficial owners and management is the same as reported under the heading "Information Relating to Principal Security Holders" on page 2 of the definitive Proxy Statement and under the heading "Security Holding of Directors, Nominees and Executive Officers" beginning on page 4 and ending on page 5 of the definitive Proxy Statement filed with the Commission pursuant to Regulation 14(a) within 120 days after the close of the fiscal year ended June 25, 1995, which are hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information included under the heading "Compensation And
Option Committees Interlocks And Insider Participation In
Compensation Decisions", on page 6 of the definitive Proxy
Statement filed with the Commission since the close of the Registrant's fiscal year ended June 25, 1995, and within 120 days after the close of said fiscal year, is incorporated herein by reference.










                                III-3

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNIFI, INC.

September 20, 1995       BY:  ROBERT A. WARD
                              -----------------------------------
                              Robert A. Ward, Executive Vice
                              President - Finance and
                              Administration

September 20, 1995       BY:  WILLIAM T. KRETZER
                              -----------------------------------
                              William T. Kretzer, President
                              (Chief Executive Officer)


September 20, 1995       BY:  WILLIS C. MOORE
                              -----------------------------------
                              Willis C. Moore, Vice President
                              (Principal Financial and Accounting
                              Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

September 20, 1995  Chairman            G. ALLEN MEBANE
                                        -------------------------
                    and Director        G. Allen Mebane


September 20, 1995  Vice Chairman       WILLIAM J. ARMFIELD, IV
                                        -------------------------
                    and Director        William J. Armfield, IV


September 20, 1995  President, Chief    WILLIAM T. KRETZER
                                        -------------------------
                    Executive Officer   William T. Kretzer
                    and Director

September 20, 1995  Executive Vice      ROBERT A. WARD
                                        -------------------------
                    President and       Robert A. Ward
                    Director

September 20, 1995  Executive Vice      JERRY W. ELLER
                                        -------------------------
                    President and       Jerry W. Eller
                    Director

September 20, 1995  Executive Vice      G. ALFRED WEBSTER
                                        -------------------------
                    President and       G. Alfred Webster
                    Director

September 20, 1995  Director            CHARLES R. CARTER
                                        -------------------------
                                        Charles R. Carter


September __, 1995  Director            _________________________
                                        Kenneth G. Langone


September 20, 1995  Director            GEORGE R. PERKINS
                                        -------------------------
                                        George R. Perkins


September 20, 1995  Director            DONALD F. ORR
                                        -------------------------
                                        Donald F. Orr


September __, 1995  Director            _________________________
                                        Timotheus R. Pohl

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  1.  Financial Statements

     The following financial statements and report of independent auditors included in the Annual Report of Unifi, Inc. to its shareholders for the year ended June 25, 1995, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 herein, the 1995 Annual Report to shareholders is not deemed to be filed as part of this report.

                                                            Annual
                                                            Report
                                                            Pages

     Consolidated Balance Sheets at June 25, 1995
       and June 26, 1994                                     15
     Consolidated Statements of Income for the
       Years Ended June 25, 1995, June 26, 1994,
       and June 27, 1993                                     16
     Consolidated Statements of Changes in
       Shareholders' Equity for the Years Ended
       June 25, 1995, June 26, 1994 and June 27,
       1993                                                  17
     Consolidated Statements of Cash Flows for
       the Years Ended June 25, 1995, June 26,
       1994 and June 27, 1993                                18
     Notes to Consolidated Financial Statements            19-23
     Report of Independent Auditors                          14

(a)  2.  Financial Statement Schedules

                                                          Form 10-K
                                                            Pages

     Schedules for the three years ended June 25, 1995:

       II - Valuation and Qualifying Accounts             IV - 6

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

     (2a-1) Form of Agreement and Plan of Merger, dated as of May 24, 1991, by and between Unifi, Inc. and
               Macfield, Inc., including exhibits, filed as Exhibit
               2.1 to Unifi, Inc.'s Registration Statement on Form S-4 (Registration No. 33-40828), which is incorporated herein by reference.

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

     (2a-6) Form 8-K, filed by Unifi, Inc. for the purpose of reporting the Pioneer Corporations' Interim Combined Financial Statements (Unaudited) and Unifi, Inc.'s, and the Pioneer Corporations' Proforma Combined Interim Financial Information (Unaudited), and related exhibits, filed with the Securities and Exchange Commission on September 2, 1993, which is incorporated herein by reference.

     (2a-7) Form 8-K, filed by Unifi, Inc. for the purpose of reporting the Pioneer Corporations' merger with and into USY, and related exhibits filed with the Securities and Exchange Commission on November 5, 1993, which is incorporated herein by reference.

     (3a) Restated Certificate of Incorporation of Unifi, Inc., dated July 21, 1994, (filed as Exhibit (3a) with the Company's Form 10-K for the Fiscal Year ended June 26, 1994), which is incorporated herein by reference.

     (3b) Restated By-Laws of Unifi, Inc., effective July 21, 1994, (filed as Exhibit (3b) with the Company's
               Form 10-K for the Fiscal Year ended June 26, 1994), which is incorporated herein by reference.

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

     (10c) *Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992, (filed as Exhibit (10c) with the Company's Form 10-K for the Fiscal year ended June 27, 1993), and included as Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 33-53799), which are incorporated herein by reference.

     (10d) *Unifi, Inc.'s Registration Statement for selling Shareholders, who are Directors and Officers of the Company, who acquired the shares as stock bonuses from the Company, filed on Form S-3 (Registration No. 33-23201), which is incorporated herein by reference.

     (10e) Unifi Spun Yarns, Inc.'s 1992 Employee Stock Option Plan filed as Exhibit 99.3 to the Registration
               Statement on Form S-8 (Registration No. 33-53799), which is incorporated herein by reference.

     (10f) Lease Agreement, dated March 2, 1987, between NationsBank, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, Wachovia Bank and Trust Co., N.A., Independent Fiduciary, and Unifi, Inc., (filed as Exhibit (10d) with the Company's Form 10-K for the fiscal year ended June 28, 1987), which is incorporated herein by reference.

     (10g) Factoring Contract and Security Agreement and a Letter Amendment thereto, all dated as of May 25, 1994, by and between Unifi, Inc. and the CIT Group/DCC, Inc., (filed as Exhibit (10g) with the Company's Form 10-K for the Fiscal Year ended June 26, 1994), which are incorporated herein by reference.

     (10h) Factoring Contract and Security Agreement, dated as of May 2, 1988, between Macfield, Inc. and First Factors Corp., and first amendment thereto, dated September 28, 1990, (both filed as Exhibit (10g) with the Company's Form 10-K for the fiscal year ended June 30, 1991), and Second Amendment to the Factoring Contract and Security Agreement, dated March 1, 1992, (filed as Exhibit (10g) with the Company's Form 10-K for the Fiscal Year Ended June 28, 1992), and Letter Agreement dated August 31, 1993 and Amendment To Factoring Contract and Security Agreement, dated January 5, 1994, (filed as Exhibit (10h) with the Company's Form 10-K for the Fiscal Year ended June 26, 1994), which are incorporated herein by reference.

     (10i)     *Employment Agreement between Unifi, Inc. and G.
               Allen Mebane, dated July 19, 1990, (filed as
               Exhibit (10h) with the Company's Form 10-K for the fiscal year ended June 30, 1991), which is incorporated herein by reference.

     (10j) *Employment Agreement between Unifi, Inc. and William T. Kretzer, dated July 19, 1990, (filed as Exhibit (10i) with the Company's Form 10-K for the fiscal year ended June 30, 1991), and Amendment to Employment Agreement between Unifi, Inc. and William T. Kretzer, dated October 22, 1992 (filed as Exhibit (10j) with the Company's Form 10-K for fiscal year ended June 27, 1993), which are incorporated herein by reference.

     (10k) *Severance Compensation Agreement between Unifi, Inc. and William T. Kretzer, dated July 20, 1993, expiring on July 19, 1996 (similar agreements were signed with G. Allen Mebane, William J. Armfield, IV, Robert A. Ward, Jerry W. Eller and G. Alfred Webster), (filed as Exhibit (10k) for the fiscal year ended July 27, 1993), which is incorporated herein by reference.

     (11)      Computation of Earnings per share.

     (13a)     Portions of Unifi, Inc.'s 1995 Annual Report to
               Shareholders which are incorporated herein by reference, as a part of this Form 10-K for fiscal year ended June 25, 1995, filed herewith.

     (13b-1) Report of Independent Auditors/Ernst & Young LLP - on the Consolidated Financial Statements of Unifi,
               Inc. as of June 25, 1995 and each of the two years in the period ended June 25, 1995.

     (21)      Subsidiaries of Unifi, Inc.

     (23)      Consent of Ernst & Young LLP

     (27)      Financial Data Schedules

(b)  Reports on Form 8-K
     (i)  No Form 8-K's were filed.

* NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

                       UNIFI, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)

      COLUMN A             COLUMN B          COLUMN C               COLUMN D      COLUMN E
_________________     ______________   ________________________   ____________   ____________
                        Balance at     Charged to   Charged to                    Balance at
                       Beginning of    Costs and      Other                        End of
  Description            Period        Expenses     Accounts       Deductions      Period
_________________     ______________   ________________________   ____________   ____________

Allowance for doubtful accounts:
 Year ended June 25, 1995  $4,302       $5,524        $ -          $  (3,374)     $   6,452
 Year ended June 26, 1994   3,675        4,626         25             (4,024)         4,302
 Year ended June 27, 1993   5,196          745          -             (2,266)         3,675


Unrealized (gains)/losses on certain investments:

 Year ended June 25, 1995  $1,445        $  -        $(3,280)      $     -        $  (1,835)
 Year ended June 26, 1994   1,488           -            (43)            -            1,445
 Year ended June 27, 1993       -           -          1,488             -            1,488