Form 10-Q
period 1995-09-24
UNIFI INC
filed 1995-11-07
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  September 24, 1995

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

                  Class                     Outstanding at October 29, 1995
  Common Stock, par value $.10 per share           66,296,374 Shares

PART I.  FINANCIAL INFORMATION

                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets

                                          September 24,    June 25,
                                              1995           1995
                                           (Unaudited)     (Audited)
                                             (Amounts in Thousands)
  ASSETS
  Current Assets:
    Cash and Cash Equivalents                 $50,231        $60,350
    Short-Term Investments                    109,304         85,844
    Receivables                               212,971        209,432
    Inventories:
      Raw Materials and Supplies               56,967        58,959
      Work in Process                          14,415        14,296
      Finished Goods                           67,072        66,123
    Other Current Assets                        4,175          8,017
      Total Current Assets                    515,135        503,021
  Property, Plant and Equipment
   (Notes e and f)                            934,521        910,383
    Less:  Accumulated Depreciation           413,940        394,168
                                              520,581        516,215
  Investments in Affiliates                        43            173
  Other Assets                                 13,940         21,493
      Total Assets                         $1,049,699     $1,040,902

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable                         $112,690       $100,165
    Accrued Expenses                           63,543         54,338
    Income Taxes                               27,495         15,161
      Total Current Liabilities               203,728        169,664
  Long-Term Debt                              230,000        230,000
  Deferred Income Taxes                        29,079         37,736
  Shareholders' Equity:
    Common Stock                                6,660          6,714
    Capital in Excess of Par Value            103,506        117,277
    Retained Earnings                         472,044        473,962
    Cumulative Translation Adjustment           3,349          4,415
    Unrealized Gains on Certain Investments     1,333          1,134
      Total Shareholders' Equity              586,892        603,502
      Total Liabilities and
        Shareholders' Equity               $1,049,699     $1,040,902


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                              For the Quarters Ended
                                          September 24,   September 25,
                                               1995           1994
                                          (Amounts in Thousands, Except
                                                   Per Share Data)

  Net Sales                                  $387,369        $359,194

  Costs and Expenses:
     Cost of Goods Sold                       342,440         310,860
     Selling, General and Administrative
       Expense                                 10,072           9,674
     Interest Expense                           3,677           3,938
     Interest Income                           (2,637)         (2,652)
     Other (Income) Expense                      (430)           (579)
     Non-Recurring Charge (Note e)             23,826              --
                                              376,948         321,241

  Income Before Income Taxes                   10,421          37,953

  Provision for Income Taxes                    3,654          15,264

  Net Income                                   $6,767         $22,689


  Earnings Per Share: Primary                    $.10            $.32

                Fully Diluted                    $.10            $.32

  Cash Dividends Per Share                       $.13            $.10


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                 For the Quarters Ended
                                              September 24,  September 25,
                                                  1995            1994
                                                 (Amounts in Thousands)

  Cash and Cash Equivalents Provided by        $50,059         $41,543
    Operating Activities

  Investing Activities:

     Capital Expenditures                     $(25,687)       $(23,736)
     Purchase of Short-Term Investments        (47,252)             --
     Sale of Capital Assets                         --             308
     Notes Receivable                              257            (306)
     Proceeds from Sale of Subsidiary
               and Equity Investment            10,436          13,798
     Sale of Short-Term Investments             24,579           1,580
       Net Investing Activities               $(37,667)        $(8,356)

  Financing Activities:

     Issuance of Common Stock                      $--            $299
     Purchase and Retirement of Common Stock   (13,825)             --
     Cash Dividend                              (8,685)         (7,045)
       Net Financing Activities               $(22,510)        $(6,746)

  Currency Translation Adjustment                  $(1)            $71

  Increase (Decrease) in Cash                 $(10,119)        $26,512

  Cash and Cash Equivalents - Beginning         60,350          80,653

  Cash and Cash Equivalents - Ending           $50,231        $107,165

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements


 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at September 24, 1995 and the results of operations and cash flows for the quarters ended September 24, 1995 and September 25, 1994. Such adjustments consisted of normal recurring items for both periods presented and, for the current quarter, the non-recurring charge described in Note (e). Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.


 (b)Income Taxes

    Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

    The difference between the statutory federal income tax rate and the effective tax rate is primarily due to results of foreign subsidiaries which are taxed at rates below those of U.S. operations. The current quarter's pre-tax income from the Company's foreign operations represented a higher percentage of the Company's consolidated results than the corresponding period of the prior year which contributed to the decline in the lower effective tax rate.

 (c)Per Share Information

    Earnings per common and common equivalent share are computed on the basis of the weighted average number of common shares outstanding plus, to the extent applicable, common stock equivalents.

    The effect of the convertible subordinated notes was antidilutive for the quarter ended September 24, 1995. Accordingly, fully diluted earnings per share for the quarter has been reported consistent with the primary earnings per share result.

     Computation of average shares outstanding (in 000's):

                                              Quarters Ended
                                       September 24,  September 25,
                                            1995           1994
      Weighted Average Shares
           Outstanding                   66,886         70,449
      Add:  Dilutive Options                487            503
      Primary Shares                     67,373         70,952
      Incremental Shares Arising from
         Full Dilution Assumption                        7,753
      Average Shares Assuming
         Full Dilution                                  78,705

     Computation of net income for per share data (in 000's):

                                              Quarters Ended
                                       September 24,  September 25,
                                           1995           1994
     Net Income - Primary               $6,767        $22,689
     Add:  Convertible Subordinated
        Interest Net of Tax                             2,169
     Net Income Assuming Full
         Dilution                                     $24,858


 (d)Common Stock

    On October 19, 1995 the Company's Board of Directors declared a cash dividend of 13 cents per share payable on November 10, 1995 to shareholders of record on November 3, 1995.

 (e)Non-Recurring Charge

    As disclosed in the Company's 10-K for the year ended June 25, 1995 the Company announced on September 18, 1995 restructuring plans to further reduce the Company's cost structure and improve productivity through the consolidation of certain manufacturing operations and the disposition of underutilized assets. The restructuring plan is focused on the consolidation of production facilities acquired via mergers during the preceding four years and reflects the Company's continued efforts to streamline operations. As part of the restructuring action, the Company will close its spun cotton manufacturing facilities in Edenton and Mount Pleasant, North Carolina with the majority of the manufacturing production being transferred to other facilities. Approximately 275 jobs, primarily wage-level positions, will be affected.

    The estimated cost of restructuring resulted in a first quarter fiscal 1996 non-recurring charge to earnings of $23.8 million or an after-tax charge to earnings of $14.9 million ($.22 per share). The significant components of the non-recurring charge include $2.4 million of severance and other employee-related costs from the termination of employees and a $21.4 million write-down to estimated fair value less the cost of disposal of underutilized assets and consolidated facilities to be disposed. The balance sheet at September 24, 1995, reflects primarily in property, plant and equipment the net book value of these assets amounting to $27.6 million for which net recoveries of $6.2 million are expected. Costs associated with the relocation of equipment or personnel will be expensed as incurred.

    The Company anticipates that all significant aspects of the consolidation of spun yarn facilities would be accomplished within a one year period. However, the ultimate disposal of the equipment and facilities may take longer due to current market conditions and the physical locations of the properties.

 (f)Accounting for Long-Lived Assets

    In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted SFAS 121 in the first quarter of 1996. There was no cumulative effect on the financial statements from the initial adoption of SFAS 121; however, the accounting principles described in this statement were utilized in estimating the non-recurring charge for the current quarter discussed in Note (e).

 (g)Pending Nylon Machinery Purchase

    On October 2, 1995 the Company announced a definitive agreement with Glen Raven Mills, Inc. to purchase its nylon texturing machinery and associated equipment located in Norlina, North Carolina for a purchase price anticipated to be less than $50 million. This transaction is currently pending FTC approval. This productive capacity will be integrated into our nylon/covered yarn operations.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Net sales increased 7.8% in the quarter from $359.2 million to $387.4 million. Volume increased 1.4% for the quarter while average unit price, based on overall product mix, increased 6.4% during this period.

  Demand for our domestic yarn products for the quarter was hindered by weakness in retail sales. Despite the unfavorable conditions in the retail markets, our domestic sales increased 5.6%. This was accomplished by a 6.4% increase in average unit prices, based on product mix, offsetting a modest decline in unit volume of approximately 1%. Unit sales of our domestic polyester yarns increased slightly over the corresponding quarter of the prior year in combination with increases in our average sales price that effectively offset increases in raw material costs during the period. Unit volume for our nylon yarn operations has declined over the prior year comparative period. However, a shift in product mix in the nylon yarn operations to higher priced products has substantially offset raw material price increases and the volume decrease experienced. Volume for our spun yarn operations has declined during this quarter compared with the corresponding quarter of the prior year due to softness in the market. The spun yarn operations have experienced an increase in average unit sales prices which have offset raw material price increases during this period resulting in an overall increase in aggregate sales dollars.

  Unit volume for our European polyester yarn operations has shown significant improvement as demand levels have us operating at capacity after the traditional summer holidays. Improvements have also been noted in our average sales price compared to the corresponding quarter of the prior fiscal year as these prices were raised to partially offset the effects of higher raw material costs. The previously-announced capacity expansion is on schedule to be completed by January 1996.

  Cost of sales as a percentage of net sales for the quarter increased from 86.5% last year to 88.4% this year. Raw material and packing material costs, manufacturing expense and depreciation have all increased in whole dollars and on a per unit basis resulting in an overall 8.6% increase in cost of sales per unit compared to the corresponding quarter of the prior year. The Company has substantially offset the effects of these higher costs with increased sales prices in generally all of its markets.

  Selling, general and administrative expense as a percentage of net sales decreased from 2.7% to 2.6% in the current quarter. During the quarter actual selling, general and administrative expense increased 4.1% from $9.7 million to $10.1 million. The improvement in selling, general and administrative expense as a percentage of sales is attributable to higher sales dollars which absorbed the increased current period costs.

  Interest expense decreased from $3.9 million in the prior fiscal year first quarter to $3.7 million in the current quarter. Interest income has remained relatively constant during the quarter compared to the corresponding period of the prior year.

  On September 18, 1995, the Company announced restructuring plans to further reduce the Company's cost structure and improve productivity through the consolidation of certain manufacturing operations and the disposition of underutilized assets. The restructuring plan is focused on the consolidation of production facilities acquired via mergers during the preceding four years and reflects the Company's continued efforts to streamline operations. As part of the restructuring plan, the Company has announced the closing of the spun yarn manufacturing facilities in Edenton and Mount Pleasant, North Carolina, with the majority of the manufacturing production being transferred to other facilities. The Company anticipates that the benefits of these actions on reduced manufacturing costs will begin to be realized during the first calendar quarter of 1996.

  The estimated cost of restructuring  resulted in a first  quarter fiscal 1996 non-recurring charge to earnings of $23.8 million or an after-tax charge to earnings of $14.9 million ($.22 per share). The significant components of the non-recurring charge include $2.4 million of severance and other employee-related costs from the termination of approximately 275 employees and a $21.4 million write-down to estimated fair value less the cost of disposal of underutilized assets and consolidated facilities to be disposed. Costs associated with the relocation of equipment or personnel will be expensed as incurred.

  The Company anticipates that all significant aspects of the consolidation of spun yarn facilities would be accomplished within a one year period. However, the ultimate disposal of the equipment and facilities may take longer due to current market conditions and the physical locations of the properties.

  The Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed Of, (SFAS 121), in the first quarter of 1996. There was no cumulative effect on the financial statements from the initial adoption of SFAS 121; however, the accounting principles described in this statement were utilized in estimating the above described non-recurring charge for the current quarter.

  Our effective tax rate was 35.1% in the current quarter as compared with 40.2% in the prior quarter. The lower rate in the current period is primarily due to the pretax earnings of foreign subsidiaries, which are taxed at rates lower than U.S. rates, representing a larger contribution of total consolidated pre-tax income. Additionally, the Company will realize the benefit of certain increased tax credits during fiscal 1996.

  Earnings per share for the current quarter were $.10 compared to $.32 for the corresponding quarter of the prior year. Earnings per share for the current quarter were adversely affected by the non-recurring charge to earnings of $.22 per share.


  Liquidity and Capital Resources

  We ended the current quarter with working capital of $311.4 million of which $159.5 million represents cash and short-term investments. This compares with working capital of $333.4 million and cash and short-term investments of $146.2 million at year end. In addition, the Company has access to debt and equity markets.

  Our primary source of cash funds is from operating activities which generated
  $50.1 million in  cash and  cash equivalents  for the  current quarter.   The
  Company utilized $37.7 million and $22.5 million for net investing and financing activities, respectively, for the quarter ended September 24, 1995. These net investing and financing activities were primarily comprised of $12.0 million of funds used for net investment activity, $25.7 for capacity expansions and upgrades, $8.7 million for the payment of the Company's cash dividends and $13.8 million for the purchase and retirement of Company common stock.

  On October 21, 1993, the Board of Directors authorized Management to repurchase up to 15 million shares of Unifi's common stock from time to time at such prices as Management feels advisable and in the best interest of the Company. Approximately 4.0 million shares have been repurchased as of September 24, 1995, pursuant to this Board authorization.

  On October 2, 1995, the Company announced a definitive agreement with Glen Raven Mills, Inc. to purchase its nylon texturing machinery and associated equipment located in Norlina, North Carolina. Annual sales from this operation approximate $75 million. The transaction is currently pending FTC approval. The purchase price is anticipated to be less than $50 million and will be satisfied with current cash reserves.

  At September 24, 1995, the Company has committed approximately $119.4 million for the purchase of equipment and facilities, excluding the Glen Raven acquisition, which is scheduled to be expended in fiscal years 1996 through 1998.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital and other financial needs.

PART II.  OTHER INFORMATION


                              UNIFI, INC.


  Item 6.   Exhibits and Reports on Form 8-K

        (a) (10.1)Factoring Agreement dated August 23, 1995, by and between Republic Factors Corp. and Unifi, Inc., filed herewith.

            (10.2)Consent  to  Action  Without  Meeting  By  The  Stock  Option
                  Committee Of The Unifi Spun Yarns, Inc.'s 1992 Employee Stock Option Plan effective September 1, 1995, filed herewith.

            (27)  Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended September 24, 1995.

                                UNIFI, INC.



  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.










  Date:     11/07/95                          WILLIS C. MOPORE, III
                                              Willis C. Moore, III
                                              Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)