Form 10-Q
period 1995-12-25
UNIFI INC
filed 1996-02-06
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 24, 1995

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

              Class                          Outstanding at January 28, 1996
  Common Stock, par value $.10 per share              65,085,684 Shares

Part I. Financial Information


                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets

                                             December 24,   June 25,
                                                 1995         1995
                                             (Unaudited)    (Audited)
                                               (Amounts in Thousands)
  ASSETS
  Current Assets:
    Cash and Cash Equivalents                    $16,672      $60,350
    Short-Term Investments                        63,891       85,844
    Receivables                                  197,370      209,432
    Inventories:
      Raw Materials and Supplies                  53,302       58,959
      Work in Process                             13,044       14,296
      Finished Goods                              75,316       66,123
    Other Current Assets                           2,562        8,017
      Total Current Assets                       422,157      503,021
  Property, Plant and Equipment
   (Notes e and f)                               980,673      910,383
    Less:  Accumulated Depreciation              432,797      394,168
                                                 547,876      516,215
  Investment in Affiliates                            11          173
  Other Assets                                    41,096       21,493
      Total Assets                            $1,011,140   $1,040,902

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable                             $98,208     $100,165
    Accrued Expenses                              61,792       54,338
    Income Taxes                                  11,559       15,161
      Total Current Liabilities                  171,559      169,664
  Long-Term Debt                                 230,000      230,000
  Deferred Income Taxes                           31,354       37,736
  Shareholders' Equity:
    Common Stock                                   6,560        6,714
    Capital in Excess of Par Value                80,272      117,277
    Retained Earnings                            487,550      473,962
    Cumulative Translation Adjustment              2,223        4,415
    Unrealized Gains on Certain Investments        1,622        1,134
      Total Shareholders' Equity                 578,227      603,502
      Total Liabilities                       $1,011,140   $1,040,902
       and Shareholders' Equity

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                 (Unaudited)

                                For the Quarters      For the Six Months
                                     Ended                  Ended
                               Dec. 24,   Dec. 25,    Dec. 24,   Dec. 25,
                                 1995       1994        1995       1994
                              (Amounts in Thousands Except Per Share Data)

  Net Sales                     $401,437   $387,297    $788,806   $746,491

  Costs and Expenses:
     Cost of Goods Sold         $352,182   $332,182    $694,622   $643,042
     Selling, General &
       Administrative Expense     11,433     10,287      21,505     19,961

     Interest Expense              3,760      3,935       7,437      7,873
     Interest Income              (1,981)    (2,401)     (4,618)    (5,053)
     Other (Income) Expense       (1,308)    (2,259)     (1,738)    (2,838)
     Non-Recurring Charge             --         --      23,826         --
     (Note e)
                                $364,086   $341,744    $741,034   $662,985

  Income Before Income Taxes     $37,351    $45,553     $47,772    $83,506

  Provisions for Income           13,233     17,433      16,887     32,697
  Taxes

  Net Income                     $24,118    $28,120     $30,885    $50,809


  Earnings Per Share:               $.36       $.40        $.46       $.72
                Primary

                Fully Diluted       $.36       $.39        $.46       $.70

  Cash Dividends Per Share          $.13       $.10        $.26       $.20


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                              For the Six Months Ended
                                             December 24,  December 25,
                                                 1995          1994
                                               (Amounts in Thousands)

  Cash and Cash Equivalents Provided by Operating
     Activities, Net of Acquisitions          $86,695       $64,313

  Investing Activities:

     Capital Expenditures                     $(62,326)     $(45,161)
     Acquisitions                              (48,444)           --
     Sale of Capital Assets                         --           623
     Proceeds from Notes Receivable                539         4,702
     Proceeds from Sale of Subsidiary and
       Equity Investment                        10,436        13,798
     Sale of Short-Term Investments             79,845        49,661
     Purchase of Short-Term Investments        (55,782)      (40,455)
       Net Investing Activities               $(75,732)     $(16,832)

  Financing Activities:

     Issuance of Common Stock                      $27          $410
     Cash Dividends Paid                       (17,297)      (14,056)
     Purchase and Retirement of Common Stock   (37,185)      (56,219)
       Net Financing Activities               $(54,455)     $(69,865)

  Currency Translation Adjustment                $(186)         $(36)

  Increase (Decrease) in Cash                 $(43,678)     $(22,420)

  Cash and Cash Equivalents - Beginning         60,350        80,653

  Cash and Cash Equivalents - Ending           $16,672       $58,233

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements


 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at December 24, 1995 and the results of operations and cash flows for the periods ended December 24, 1995 and December 25, 1994. Such adjustments consisted of normal recurring items for all periods presented and, for the current year -to-date, the non-recurring charge described in Note (e). Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

 (b)Income Taxes

    Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

    The difference between the statutory federal income tax rate and the effective tax rate is primarily due to results of foreign subsidiaries which are taxed at rates below those of U.S. operations. The current periods' pre-tax income from the Company's foreign operations represented a higher percentage of the Company's consolidated results than the corresponding periods of the prior year and the current periods effective tax rates for foreign operations were lower than prior year periods. Additionally, the Company's effective tax rate for U.S. operations is lower in the current periods due to the realization of increased tax credits. These factors contributed to the decline in the lower effective tax rates for the consolidated Company.

 (c)Per Share Information

    Earnings per common and common equivalent share are computed on the basis of the weighted average number of common shares outstanding, plus to the extent applicable, common stock equivalents.

    The effect of the convertible subordinated notes was antidilutive for the quarter and six months ended December 24,1995. Accordingly, fully diluted earnings per share for these periods has been reported consistent with the primary earnings per share results.

 Computation of average shares outstanding (in 000's):

                                     Quarters Ended      Six Months Ended
                                  Dec. 24,    Dec. 25,  Dec. 24,  Dec. 25,
                                     1995       1994      1995       1994
  Average Shares Outstanding        66,279      69,706    66,582     70,077
  Add:  Dilutive Options               439         510       463        507
  Primary Average Shares            66,718      70,216    67,045     70,584
  Incremental Shares Arising from
     Full Dilution Assumption                    7,754                7,753
  Average Shares Assuming
     Full Dilution                              77,970               78,337


 Computation of net income for per share data (in 000's):

                                     Quarters Ended      Six Months Ended
                                  Dec. 24,    Dec. 25,  Dec. 24,  Dec. 25,
                                     1995       1994      1995      1994
   Net Income - Primary            $24,118     $28,120   $30,885   $50,809
   Add: Convertible Subordinated
      Interest Net of Tax                        2,168               4,337
   Net Income Assuming Full
       Dilution                                $30,288             $55,146


 (d)Common Stock

    On January 18, 1996 the Company's Board of Directors declared a cash dividend of 13 cents per share payable on February 9, 1996 to shareholders of record on February 2, 1996.

 (e)Non-Recurring Charge

    As disclosed in the Company's 10-K for the year ended June 25, 1995 the Company announced on September 18, 1995 restructuring plans to further reduce the Company's cost structure and improve productivity through the consolidation of certain manufacturing operations and the disposition of underutilized assets. The restructuring plan focused on the consolidation of production facilities acquired via mergers during the preceding four years and reflects the Company's continued efforts to streamline operations. As part of the restructuring action, the Company closed its spun cotton manufacturing facilities in Edenton and Mount Pleasant, North Carolina on November 17, 1995 with the majority of the manufacturing production being transferred to other facilities. Approximately 275 jobs, primarily wage-level positions, were affected.

    The estimated cost of restructuring resulted in a first quarter fiscal 1996 non-recurring charge to earnings of $23.8 million or an after-tax charge to earnings of $14.9 million ($.22 per share). The significant components of the non-recurring charge included $2.4 million of severance and other employee-related costs from the termination of employees and a $21.4 million write-down to estimated fair value less the cost of disposal of underutilized assets and consolidated facilities to be disposed. Costs associated with the relocation of equipment or personnel are being expensed as incurred.

    In connection with the plan of restructuring and corporate consolidation, the Company has incurred as of December 24, 1995 severance and other employee-related costs of $1.7 million. Additionally, the Company has charged against the reserve costs associated with the plant closures of $.4 million and losses incurred from the disposal of assets of $3.0 million.

    The Company anticipates that all significant aspects of the consolidation plan will be accomplished by September 1996. However, the ultimate disposal of equipment and facilities may take longer due to current market conditions and the physical locations of the properties. The balance sheet at December 24, 1995, reflects primarily in property, plant and equipment, the net book value of the remaining assets to be disposed amounting to approximately $23.6 million for which net recoveries of $5.6 million are expected.

 (f)Accounting for Long-Lived Assets

    In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996. There was no cumulative effect on the financial statements from the initial adoption of SFAS 121; however, the accounting principles described in this statement were utilized in estimating the non-recurring charge discussed in Note (e).

 (g)Nylon Machinery Purchase

    The acquisition of the Norlina Division of Glen Raven Mills, Inc., announced on October 2, 1995, was consummated on November 17, 1995. The acquisition, which is not deemed significant to the Company's consolidated net assets or the results of operations, has been accounted for as a purchase and accordingly, the net assets and operations have been included in the Company's consolidated financial statements beginning on the date the acquisition was consummated. The purchase price was allocated to the net assets acquired with the excess of cost over fair value of the net assets acquired being approximately $28 million. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 15 years.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales increased 3.7% to $401.4 million in the second quarter of fiscal 1996 and for the six month period, sales increased 5.7% to $788.8 million. The increases in net sales were achieved despite volume decreases of 5.4% for the quarter and 2.1% for the year-to-date over the corresponding prior year periods. The decreases are reflective of an overall softness in virtually all textile and apparel markets served by the Company. To offset the volume declines and increased costs of raw materials and manufacturing, the Company has increased its average unit sales price, based on overall product mix, 9.5% for the quarter and 7.9% for the year -to-date period compared to the corresponding periods of the prior fiscal year.

  Consistent with the results of consolidated operations, the U.S. operations experienced modest gains in sales dollars of 1.0% and 3.0% for the quarter and year-to-date periods. The U.S. operations continued to see the weakness at the retail level translate into reduced unit demand for our polyester and spun yarn products, while our nylon product volume remained level. The average unit sales price in all three product lines has increased during the quarter and year-to-date periods in response to higher raw material, packaging and manufacturing costs. The effect of the acquisition of the Norlina Division of Glen Raven Mills on November 17, 1995 did not significantly impact the net sales of the nylon operations.

  Our Irish operations have experienced volume increases of 37.0% and 39.3% for the quarter and year-to-date periods, respectively, when compared to the corresponding periods of the prior year. Average selling prices, based on overall product mix have increased for both periods in the current year to partially offset the effects of higher raw material costs. The increased volume results from the addition of 20 new polyester texturing machines.

  Cost of goods sold as a percentage of net sales for the quarter increased from 85.8% last year to 87.7% this year. For the respective year-to-date periods, cost of goods sold as a percentage of net sales has increased from 86.1% to 88.1%. The increase in cost of sales as a percentage of net sales is attributable to the increase in average selling prices only partially offsetting the effects of reduced unit volume and increases in raw material, packaging, and manufacturing costs.

  Selling, general and administrative expenses as a percentage of net sales increased from 2.7% in the prior year quarter to 2.8% in the current quarter. Our year-to-date results as a percentage of net sales have remained stable at 2.7%. Selling, general and administrative expenses increased $1.1 million in the current quarter to $11.4 million and $1.5 million to $21.5 million for the six months year-to-date. These increases primarily reflect our ongoing efforts to enhance our information systems to improve the operating performance throughout the Company and the level of service to our customers.

  Interest expense decreased $.2 million to $3.8 million in the current quarter and $.4 million to $7.4 million for the year-to-date period. Interest income has decreased from $2.4 million in last year's second quarter to $2.0 million in the current quarter. For the six month period, interest income has decreased from $5.1 million to $4.6 million in the current period. The decline in interest income for the quarter and year-to-date periods reflects lower levels of invested funds.

  Other income, net decreased $1.0 million to $1.3 million in the current quarter and $1.1 million to $1.7 million for the year-to-date period.

  As disclosed in Note (e) in this Form 10-Q, the Company recorded in its quarter ended September 24, 1995 a non-recurring charge of $23.8 million, or an after-tax charge to earnings of $14.9 million ($.22 per share). The significant components of the non-recurring charge include $2.4 million of severance and other employee-related costs and a $21.4 million write-down to estimated fair value less the cost of disposal for underutilized assets.
  This charge resulted from the plan to restructure and further reduce the Company's cost structure and improve productivity through the consolidation of certain manufacturing facilities and the disposition of underutilized assets. As part of the restructuring plan the Company has closed effective November 17, 1995 the spun yarn manufacturing facilities in Edenton and Mount Pleasant, North Carolina.

  The effective tax rate has decreased from 38.3% to 35.4% in the current quarter and has decreased from 39.2% to 35.3% for the year-to-date period. The lower rates in the current periods are primarily due to the pretax earnings of foreign subsidiaries, which are taxed at rates lower than U.S. rates, representing a larger contribution of total consolidated pre-tax income. Additionally, the Company will realize the benefit of certain increased tax credits during fiscal 1996.

  As a result of the above, the Company realized during the current quarter net income of $24.1 million, or $.36 per primary share compared to $28.1 million, or $.40 per primary share during the corresponding quarter of the prior year. Net income and primary earnings per share for the current six month year-to-date period amounted to $30.9 million, or $.46 per share compared to corresponding totals in the prior year -to-date period of $50.8 million, or $.72 per share. Before the effects of the non-recurring charge to earnings during the current six month year-to-date, the Company had income of $45.8 million or $.68 per share.

  Liquidity and Capital Resources

  We ended the current quarter with working capital of $250.6 million which included cash and short-term investments of $80.6 million. Cash and short-term investments have decreased $65.6 million since June 25, 1995 resulting primarily from the utilization of existing cash to fund the costs of acquisitions and capital expansions.

  Our primary source of cash and cash equivalents continues to be generated from operating activities. Cash generated from operations increased to $86.7 million for the six month period ended December 24, 1995 compared to $64.3 million for the corresponding period of the prior year. This improvement was achieved despite a decrease in net income through the improved management of working capital and adjustments for non-cash items including depreciation and amortization, which increased $5.1 million during the current six month year-to-date period, and the non-recurring charge of $23.8 million.

  The Company utilized $75.7 million and $54.5 million for net investing and financing activities, respectively, during the six months ended December 24, 1995. These net investing and financing activities were primarily comprised of $35.0 million generated from the sale of short-term investments offset by $110.8 million used for capacity expansions, upgrades and acquisitions, $17.3 million for the payment of the Company's cash dividends and $37.2 million for the purchase and retirement of Company common stock.

  On October 21, 1993, the Board of Directors authorized Management to repurchase up to 15 million shares of Unifi's common stock from time to time at such prices as Management feels advisable and in the best interest of the Company. Approximately 5.0 million shares have been repurchased as of December 24, 1995, pursuant to this Board authorization.

  At December 24, 1995, the Company has committed approximately $93.6 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during the remainder of fiscal years 1996 and fiscal years 1997 and 1998. A significant component of these committed funds as well as a major component of year-to-date capital expenditures is the continuing construction of a highly automated, state-of-the-art texturing facility in Yadkinville, North Carolina. We have reached the initial phases of production in this texturing facility which is scheduled for completion in December 1996.

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

Part II. Other Information

                                   UNIFI, INC.



  Item 4.  Submission of Matters to a Vote of Security Holders

        The Shareholders of the Company at their Annual Meeting held on the 19th day of October, 1995, considered and voted upon the elections of four (4) Class 1 Directors of the Company.

        The Shareholders elected management's nominees for the four (4) Class 1 Directors to serve until the Annual Meeting of the Shareholders in 1998, or until their successors are elected and qualified, as follows:

                                    Votes in     Votes
            Names of Directors        Favor     Against  Abstaining

        Donald F. Orr               55,451,604        0      456,300
        Timotheus R. Pohl           55,426,536        0      481,368
        Robert A. Ward              55,430,349        0      477,555
        G. Alfred Webster           55,430,349        0      476,955

        The information set forth under the heading ``Election of Directors'' on pages 2-5 of the Definitive Proxy Statement was filed with the Commission since the close of the registrant's fiscal year ending June 25, 1995, and is incorporated herein by reference.

        The Shareholders at their Annual Meetings in 1993 elected as Class 2 Directors and in 1994 elected as Class 3 Directors to serve until the Annual Meeting of the Shareholders in 1996 and 1997 respectively, or until their successors are elected and qualified, the following persons:

                       Class 2                       Class 3

        Charles R. Carter                      William  J. Armfield, IV
        Jerry W. Eller                         William T. Kretzer
        Kenneth G. Langone                     G. Allen Mebane
                                               George R.Perkins,Jr.

  Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

           (27)Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended December 24, 1995.

                                UNIFI, INC.



  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.









                                              WILLIS C. MOORE,III
  Date:  FEBRUARY 6, 1996                     Willis C. Moore,III
                                              Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)