Form 10-Q
period 1996-03-26
UNIFI INC
filed 1996-05-07
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      March 24, 1996

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

          Class                            Outstanding at April 28, 1996
  Common Stock, par value $.10 per share          64,843,987 Shares



Part I. Financial Information
                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets

                                                 March 24,   June 25,
                                                   1996        1995
                                                (Unaudited)  (Audited)
                                                (Amounts in Thousands)
  ASSETS
  Current Assets:
    Cash and Cash Equivalents                       $20,025     $60,350
    Short-Term Investments                           57,656      85,844
    Accounts Receivable, Net                        201,849     209,432
    Inventories:
      Raw Materials and Supplies                     54,283      58,959
      Work in Process                                12,665      14,296
      Finished Goods                                 61,914      66,123
    Other Current Assets                              3,106       8,017
      Total Current Assets                          411,498     503,021
  Property, Plant and Equipment(Notes e and f)    1,001,361     910,383
    Less:  Accumulated Depreciation                 446,841     394,168
                                                    554,520     516,215
  Other Assets (Note g)                              47,197      21,666
      Total Assets                               $1,013,215  $1,040,902

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable                               $107,881    $100,165
    Accrued Expenses                                 55,759      54,338
    Income Taxes                                     10,910      15,161
      Total Current Liabilities                     174,550     169,664
  Long-Term Debt                                    230,000     230,000
  Deferred Income Taxes                              36,021      37,736
  Shareholders' Equity:
    Common Stock                                      6,485       6,714
    Capital in Excess of Par Value                   63,138     117,277
    Retained Earnings                               499,835     473,962
    Cumulative Translation Adjustment                 1,428       4,415
    Unrealized Gains on Certain Investments           1,758       1,134
      Total Shareholders' Equity                    572,644     603,502
      Total Liabilities and Shareholders'Equity  $1,013,215  $1,040,902

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                       (Unaudited)

                              For the Quarters      For the Nine Months
                                   Ended                  Ended
                            March 24,  March 26,  March 24,   March 26,
                               1996       1995       1996        1995
                            (Amounts in Thousands Except Per Share Data)

  Net Sales                   $375,509  $403,001  $1,164,315  $1,149,492

  Costs and Expenses:
     Cost of Goods Sold        329,965   344,699   1,024,587     987,741
     Selling, General &
      Administrative Expense    10,403    11,055      31,908      31,016
     Interest Expense            3,841     3,983      11,278      11,856
     Interest Income           (1,120)   (2,507)     (5,738)     (7,560)
     Other (Income) Expense      (544)   (4,526)     (2,282)     (7,364)
     Non-Recurring Charge(Note e)   --        --      23,826          --
                               342,545   352,704   1,083,579   1,015,689

  Income Before Income Taxes    32,964    50,297      80,736     133,803

  Provision for Income Taxes    12,217    19,247      29,104      51,944

  Net Income                   $20,747   $31,050     $51,632     $81,859


  Earnings Per Share:Primary      $.32      $.45        $.78       $1.17

                Fully Diluted     $.32      $.43        $.78       $1.14

  Cash Dividends Per Share        $.13      $.10        $.39        $.30


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                          For the Nine Months Ended
                                                March 24, March 26,
                                                  1996       1995
                                            (Amounts in Thousands)

  Cash and Cash Equivalents Provided by
   Operating Activities, Net of Acquisitions     $144,673   $92,716

  Investing Activities:

     Capital Expenditures                       (100,114)  (64,175)
     Acquisitions                                (48,444)        --
     Sale of Capital Assets                         1,523     2,078
     Proceeds from Notes Receivable                   785     4,983
     Proceeds from Sale of Subsidiary and
        Equity Investment                          10,436    13,798
     Sale of Short-Term Investments                91,072    80,460
     Purchase of Short-Term Investments          (59,808)  (64,659)
       Net Investing Activities                 (104,550)  (27,515)

  Financing Activities:

     Issuance of Common Stock                          27       410
     Cash Dividends Paid                         (25,758)  (20,867)
     Purchase and Retirement of Common Stock     (54,395)  (58,748)
       Net Financing Activities                  (80,126)  (79,205)

  Currency Translation Adjustment                   (322)       282

  Increase (Decrease) in Cash                    (40,325)  (13,722)

  Cash and Cash Equivalents - Beginning            60,350    80,653

  Cash and Cash Equivalents - Ending              $20,025   $66,931

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements


 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at March 24, 1996 and the results of operations and cash flows for the periods ended March 24, 1996 and March 26, 1995. Such adjustments consisted of normal recurring items for all periods presented and, for the current year-to-date, the non-recurring charge described in Note (e). Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

 (b)Income Taxes

    Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

    The difference between the statutory federal income tax rate and the effective tax rate is primarily due to results of foreign subsidiaries which are taxed at rates below those of U.S. operations. The current periods' pre-tax income from the Company's foreign operations represented a higher percentage of the Company's consolidated results than the corresponding periods of the prior year and the current periods effective tax rates for foreign operations were lower than prior year periods. Additionally, the Company's effective tax rate for U.S. operations is lower in the current periods due to the realization of increased tax credits. These factors contributed to the decline in the effective tax rates for the consolidated Company.

 (c)Per Share Information

    Earnings per common and common equivalent share are computed on the basis of the weighted average number of common shares outstanding, plus to the extent applicable, common stock equivalents.

    The effect of the convertible subordinated notes was antidilutive for the quarter and nine months ended March 24, 1996. Accordingly, fully diluted earnings per share for these periods has been reported consistent with the primary earnings per share results.

  Computation of average shares outstanding (in 000's):

                                 Quarters Ended       Nine Months Ended
                                March 24, March 26,  March 24,  March 26,
                                  1996      1995       1996       1995
        Average Shares
           Outstanding            65,068    68,127      66,020      69,427
        Add:  Dilutive Options       436       572         454         528
        Primary Average Shares    65,504    68,699      66,474      69,955
        Incremental Shares Arising
           from Full Dilution Assumption     7,771                   7,760
        Average Shares Assuming
           Full Dilution                    76,470                  77,715


 Computation of net income for per share data (in 000's):

                                    Quarters Ended      Nine Months Ended
                                 March 24, March 26,  March 24,  March 26,
                                   1996      1995       1996       1995
       Net Income - Primary      $20,747    $31,050    $51,632   $81,859
       Add: Convertible
       Subordinated
          Interest Net of Tax                 2,147                6,442
       Net Income Assuming Full
           Dilution                         $33,197              $88,301


 (d)Common Stock

    On April 18, 1996 the Company's Board of Directors declared a cash dividend of 13 cents per share payable on May 10, 1996 to shareholders of record on May 3, 1996.

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

    In connection with the plan of restructuring and corporate consolidation, the Company has incurred as of March 24, 1996 severance and other employee-related costs of $1.7 million. Additionally, the Company has charged against the reserve costs associated with the plant closures of $0.5 million and losses incurred from the disposal of assets of $5.0 million. The Company anticipates that all significant aspects of the consolidation plan will be accomplished by September 1996. However, the ultimate disposal of equipment and facilities may take longer due to current market conditions and the physical locations of the properties. The balance sheet at March 24, 1996, reflects primarily in property, plant and equipment, the net book value of the remaining assets to be disposed amounting to approximately $20.5 million for which net recoveries of $4.6 million are expected.

 (f)Accounting for Long-Lived Assets

    In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996. There was no cumulative effect on the financial statements from the initial adoption of SFAS 121; however, the accounting principles described in this statement were utilized in estimating the non-recurring charge discussed in Note (e).

 (g)Nylon Machinery Purchase

    The acquisition of the Norlina Division of Glen Raven Mills, Inc., announced on October 2, 1995, was consummated on November 17, 1995. The acquisition, which is not deemed significant to the Company's consolidated net assets or the results of operations, has been accounted for as a purchase and accordingly, the net assets and operations have been included in the Company's consolidated financial statements beginning on the date the acquisition was consummated. The purchase price was allocated to the net assets acquired with the excess of cost over fair value of the net assets acquired being approximately $37.2 million. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 15 years.

 (h)Subsequent Event

    As disclosed in the Company's Form 8-K filed April 26, 1996, the Company announced on March 20, 1996 its intention of redeeming the $230 million of 6% convertible Subordinated Notes due 2002 unless otherwise converted in accordance with the debt agreement prior to the close of business on April 12, 1996. On April 22, 1996 the unconverted balance of the notes was redeemed at 103.33% of the principal amount with accrued interest through the date of the redemption. The remaining notes, totaling $51,000, were converted into shares of Unifi Common Stock on the basis of 33.7 shares of common stock for each $1,000 principal amount of notes (with cash paid in lieu of any fractional shares). The redemption was funded by a $400 million five-year revolving credit facility led by NationsBank, N.A. dated April 15, 1996. $239.0 million of the credit facility has been used to fund the above-referenced redemption with the balance of the credit facility to be used for future capital expenditures, stock repurchases, acquisitions and general corporate purposes. The redemption resulted in an extraordinary after tax charge that will be recognized in the Company's fiscal fourth quarter of approximately $6.0 million, or $.09 per share.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales decreased 6.8% to $375.5 million in the third quarter of fiscal 1996 and for the nine month period, net sales reflect a slight increase of 1.3% to $1,164.3 million. The decrease in net sales for the quarter is the result of an 11.8% decline in unit volume offset partially by a 5.7% increase in per unit sales price. For the year-to-date, a 7.2% increase in per unit sales price offset a 5.5% decline in unit volume to yield a slight increase in net sales. The decreases in unit volume continue to reflect an overall weakness in retail sales. To counteract the volume declines and higher per unit raw material and manufacturing costs, the sales prices, based on overall product mix, were increased as indicated above.

  Net sales for our domestic operations declined 9.6% for the quarter as the overall weakness in retail sales translated into reduced unit demand across all our yarn products. Increased per unit sales prices, based on overall product mix, partially offset the effect of the reduced unit demand for the domestic operations. Net sales for our domestic operations for the year to date reflect a 1.4% decline as high average per unit sales prices were not sufficient to completely offset the decline in unit demand.

  Our Irish operations have experienced volume increases of 27.0% and 33.3% for the quarter and year-to-date periods, respectively, when compared to the corresponding periods of the prior year. Average selling prices, based on overall product mix have increased for both periods in the current year to partially offset the effects of higher raw material costs. The increased volume results from the addition of 20 new polyester texturing machines.

  Cost of goods sold as a percentage of net sales for the quarter increased from 85.5% last year to 87.9% this year. For the respective year-to-date periods, cost of goods sold as a percentage of net sales has increased from 85.9% to 88.0%. The increase in cost of sales as a percentage of net sales is attributable to the increase in average selling prices only partially offsetting the effects of reduced unit volume and increases in per unit raw material, packaging, and manufacturing costs.

  Selling, general and administrative expenses as a percentage of net sales increased from 2.7% in the prior year quarter to 2.8% in the current quarter. Our year-to-date results as a percentage of net sales have remained stable at 2.7%. Selling, general and administrative expenses decreased $0.7 million in the current quarter to $10.4 million and increased $0.9 million to $31.9 million for the nine months year-to-date. These increases primarily reflect our ongoing efforts to enhance our information systems to improve the operating performance throughout the Company and the level of service to our customers.

  Interest expense decreased $.1 million to $3.8 million in the current quarter and $.6 million to $11.3 million for the year-to-date period. Interest income has decreased from $2.5 million in last year's third quarter to $1.1 million in the current quarter. For the nine month period, interest income has decreased from $7.6 million to $5.7 million in the current period. The decline in interest income for the quarter and year-to-date periods reflect lower levels of invested funds.

  Other income, net decreased $4.0 million to $0.5 million in the current quarter and $5.1 million to $2.3 million for the year-to-date period. The decline in the current quarter and year-to-date is primarily due to the recognition of gains on the sale of equity investments in the prior year quarter and year-to-date periods of $2.7 million and $5.8 million, respectively.

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

  The effective tax rate has decreased from 38.3% to 37.1% in the current quarter and has decreased from 38.8% to 36.0% for the year-to-date period. The lower rates in the current periods are primarily due to the pretax earnings of foreign subsidiaries, which are taxed at rates lower than U.S. rates, representing a larger contribution of total consolidated pre-tax income. Additionally, the Company will realize the benefit of certain increased tax credits during fiscal 1996.

  As a result of the above, the Company realized during the current quarter net income of $20.7 million, or $.32 per primary share compared to $31.1 million, or $.45 per primary share during the corresponding quarter of the prior year. Net income and primary earnings per share for the current nine month year-to-date period amounted to $51.6 million, or $.78 per share compared to corresponding totals in the prior year-to-date period of $81.9 million, or $1.17 per share. Before the effects of the non-recurring charge to earnings during the current nine month year-to-date, the Company had income of $66.5 million or $1.02 per share.

  Liquidity and Capital Resources

  We ended the current quarter with working capital of $236.9 million which included cash and short-term investments of $77.7 million. Cash and short-term investments have decreased $68.5 million since June 25, 1995 resulting primarily from the utilization of existing cash to fund the costs of acquisitions, capital expansions and the purchase and retirement of Company common stock.

  Our primary source of cash and cash equivalents continues to be generated from operating activities. Cash generated from operations increased to $144.7 million for the nine month period ended March 24, 1996 compared to $92.7 million for the corresponding period of the prior year. This improvement was achieved despite a decrease in net income through the improved management of working capital and adjustments for non-cash items including depreciation and amortization, which increased $4.7 million during the current nine month year-to-date period, and the non-recurring charge of $23.8 million of which $21.8 million represents non-cash items through March 1996.

  The Company utilized $104.6 million and $80.1 million for net investing and financing activities, respectively, during the nine months ended March 24, 1996. These net investing and financing activities were primarily comprised of $42.5 million generated from the net purchase and collection of investments offset by $148.6 million used for capacity expansions, upgrades and acquisitions, $25.8 million for the payment of the Company's cash dividends and $54.4 million for the purchase and retirement of Company common stock.

  On October 21, 1993, the Board of Directors authorized Management to repurchase up to 15 million shares of Unifi's common stock from time to time at such prices as Management feels advisable and in the best interest of the Company. Approximately 5.8 million shares have been repurchased as of March 24, 1996, pursuant to this Board authorization.

  At March 24, 1996, the Company has committed approximately $61.7 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during the remainder of fiscal year 1996 and fiscal years 1997 and 1998. A significant component of these committed funds as well as a major component of year-to-date capital expenditures is the continuing construction of a highly automated, state-of-the-art texturing facility in Yadkinville, North Carolina. We have reached the initial phases of production in this texturing facility which is scheduled for completion in December 1996.

  On April 18, 1996 the Board of Directors approved Unifi's entrance into polyester fiber production in the United States. The facility, to be located in Yadkinville, North Carolina will be capable of producing approximately 150 million pounds of polyester fiber or one-third of the Company's annual domestic need. Expected start-up is in 1998. This new production capacity will support continued growth opportunities in textured polyester and will increase the Company's long-term competitiveness. The cost of the equipment and the facilities is currently being negotiated and is not included in the $61.7 million commitment identified in the preceding paragraph.

  As disclosed in the Company's Form 8-K filed April 26, 1996, the Company announced on March 20, 1996 its intention of redeeming the $230 million of 6% convertible Subordinated Notes due 2002 unless otherwise converted in accordance with the debt agreement prior to the close of business on April 12, 1996. On April 22, 1996 the unconverted balance of the notes was redeemed at 103.33% of the principal amount with accrued interest through the date of the redemption. The remaining notes, totaling $51,000, were converted into shares of Unifi Common Stock on the basis of 33.7 shares of common stock for each $1,000 principal amount of notes (with cash paid in lieu of any fractional shares). The redemption was funded by a $400 million five-year revolving credit facility led by NationsBank, N.A. dated April 15, 1996. $239.0 million of the credit facility has been used to fund the above-referenced redemption with the balance of the credit facility to be used for future capital expenditures, stock repurchases, acquisitions and general corporate purposes. The redemption resulted in an extraordinary after tax charge that will be recognized in the Company's fiscal fourth quarter of approximately $6.0 million, or $.09 per share.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital and other financial needs.

Part II.  Other Information
                                UNIFI, INC.



  Item 5.  Other Information

           Effective midnight, December 31, 1995, Mr. William J. Armfield, IV resigned as a member of the Company's Board of Directors and effective January 18, 1996, Mr. Timotheus R. Pohl resigned as a member of the Company's Board of Directors. Neither Mr. Armfield nor Mr. Pohl resigned as a Director of the Company because of disagreements with the Company on any matters relating to the Company's operations, policies or practices. Successor directors have not been elected.


  Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

               (27)Financial Data Schedule

           (b) No reports on Form 8-K have been filed during the quarter ended March 24, 1996.

                                UNIFI, INC.



  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.










  Date: May 7, 1996                           WILLIS C. MOORE, III
                                              Willis C. Moore, III
                                              Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)