Form 10-K
period 1996-06-30
UNIFI INC
filed 1996-09-27
CIK 100726

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]

For the fiscal year ended                         Commission File
     June 30, 1996                                 Number 1-10542
- --------------------------                       ----------------
                                  UNIFI, INC.
                            ----------------------
           (Exact name of Registrant as specified in its charter)

   New York                                            11-2165495
- -------------------------------                 -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)

7201 West Friendly Avenue
Greensboro, North Carolina                              27410
- ---------------------------------------   ----------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone no., including a/c:         (910) 294-4410
                                             -------------------
Securities registered pursuant to Section 12(b) of the Act:
                                            Name of Each Exchange
        Title of Class                       On Which Registered
- ------------------------------           -----------------------
Common Stock, par value $.10 per share    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes  X   No
                                                   ----     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                           [   ]
                                                     -----
Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 5, 1996, based on a closing price
of $27.50 per share:                               $1,683,620,153

Number of shares outstanding as of August 5, 1996:     64,494,523

              Documents Incorporated By Reference

Portions of the Annual Report to Shareholders of Unifi, Inc. for the fiscal year ended June 30, 1996, are incorporated by reference into Parts I and II hereof.

Portions of the definitive proxy statement for the Annual Meeting of the Shareholders of Unifi, Inc., to be held on October 24, 1996, are incorporated by reference into Part III.

Exhibits, Financial Statement Schedules and Reports on Form 8-K index is located on pages IV-1 through IV-6.

                                PART I

Item 1.  Business:
- ------------------

     Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the "Company" or "Unifi"), is engaged predominantly in the business of processing yarns by: texturing of synthetic filament polyester and nylon fiber; and spinning of cotton and cotton blend fibers.

     The Company's texturing operation mainly involves purchasing partially oriented yarn (POY), which is either raw polyester or nylon filament fiber, from chemical manufacturers and using high speed machines to draw, heat and twist the POY to produce yarns having various physical characteristics, depending upon its ultimate end use. The Company's spinning operation mainly involves the spinning on open-end spindles of cotton, cotton and undyed synthetic blends, and cotton and pre-dyed polyester blends into yarns of different strengths and thickness.

     The Company currently sells textured polyester yarns, nylon yarns, dyed yarns, covered yarns, spun yarns made of cotton, cotton and undyed synthetic blends, pre-dyed cotton blends, and cotton and pre-dyed polyester blends domestically and internationally to weavers and knitters who produce fabrics for the apparel, industrial, hosiery, home furnishing, auto upholstery, activewear, and underwear markets.

     The Company, internationally, has manufacturing facilities in Letterkenny, County Donegal, Republic of Ireland, which texturizes polyester, as well as producing its own polymer (POY).

     SOURCES AND AVAILABILITY OF RAW MATERIALS:

     A.  POY.  The primary suppliers of POY to the Company are E.
I. DuPont de Nemours and Company, Hoechst Celanese Corporation, Wellman Industries, Cookson Fibers, Inc., and Nan Ya Plastics Corp. of America with the majority of the Company's POY being supplied by DuPont. Although the Company is heavily dependent upon a limited number of suppliers, the Company has not had and does not anticipate any material difficulty in obtaining its raw POY.

     B. Cotton. The Company buys its cotton, which is a commodity and is traded on established markets, from brokers such as Staple Cotton Coop., Dunavant Enterprises, Conti-Cotton, HoHenBerg Brothers Co., Allenberg Cotton Co., and Carolina Cotton Growers. The Company has not had and does not anticipate any material difficulty in obtaining cotton.

     PATENTS AND LICENSES: The Company currently has several patents and registered trademarks, none of which it considers material to its business as a whole.

     CUSTOMERS: The Company in fiscal year ended June 30, 1996, sold textured and spun yarns to approximately 1,000 customers, one customer's purchases were approximately 12% of net sales during said period, the ten largest customers accounted for approximately 33% of total net sales and the Company does not believe that it is dependent on any one customer.

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

     COMPETITIVE CONDITIONS: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells high-volume commodity products, pricing is highly competitive with product quality and customer service being essential for differentiating the competitors within the industry. Product quality insures manufacturing efficiencies for the customer. The Company's polyester and nylon yarns, dyed yarns, covered yarns and cotton and cotton blend yarns compete with a number of other domestic producers of such yarns. In the sale of polyester filament yarns major competitors are Atlas Yarn Company, Inc., Burlington Industries, Inc., and Milliken & Company; in the sale of nylon yarns, dyed yarns, and covered yarns major competitors are Jefferson Mills, Inc., Spanco Yarns, Inc., Regal Manufacturing Company, and Spectrum Dyed Yarns, Inc.; and in the sale of cotton and cotton blend yarns major competitors are Parkdale Mills, Inc., Avondale Mills, Inc., Harriett & Henderson, Mayo Yarns, Inc., and TNS Mills, Inc.

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

     EMPLOYEES: The number of employees of the Company is approximately 6,700 full-time employees.

     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC INTERNATIONAL OPERATIONS AND EXPORT SALES: The information included under the heading "Business Segments and Foreign Operations" on Page 23 of the Annual Report of the Company to Shareholders for the fiscal year ended June 30, 1996, is incorporated herein by reference.

Item 2.  Description of Property:
- ---------------------------------

     The Company currently maintains a total of 21 manufacturing and warehousing facilities and one central distribution center in North Carolina, one manufacturing and related warehousing facility in Staunton, Virginia, one central distribution center in Fort Payne, Alabama, and one manufacturing and related warehousing facility in Letterkenny, County of Donegal, Republic of Ireland. All of these facilities, which contain approximately 7,922,953 square feet of floor space, are owned in fee and management believes they are in good condition, well maintained, and are suitable and adequate for present production.

     The Company leases sales offices and/or apartments in New
York City, Coleshill, England, and Lyon, France, and has a representative office in Tokyo, Japan.

     The Company also leases its corporate headquarters building at 7201 West Friendly Avenue, Greensboro, North Carolina, which consists of a building containing approximately 121,125 square feet located on a tract of land containing approximately 8.99 acres. This property is leased from NationsBank, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, and Wachovia Bank & Trust Company, N.A., Independent Trustee. On May 20, 1996, the Company exercised its option to extend the term of the lease on this property for five (5) years, through March 13, 2002. Reference is made to a copy of the lease agreement attached to the Registrant's Annual Report on Form 10-K as Exhibit (10d) for the fiscal year ended June 28, 1987, which is by reference incorporated herein.

     The information included under "Leases, Commitments and Concentrations of Credit Risk" on Pages 22 and 23 of the Annual
Report of the Company to Shareholders for fiscal year ended June
30, 1996, is incorporated herein by reference.

Item 3.  Legal Proceedings:
- ---------------------------

     The Company is not currently involved in any litigation which is considered material, as that term is used in Item 103 of Regulation S-K.

Item 4.  Submission of Matters to a Vote of Security Holders:
- -------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 30, 1996.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
- --------------------------------------------------------------
         Stockholder Matters.
         --------------------

     (a)(c)  PRICE RANGE OF COMMON STOCK AND DIVIDENDS PAID.

     The information included under the heading "Market and Dividend Information (Unaudited)" on Page 28 of the Annual Report of the Company to Shareholders for the fiscal year ended June
30, 1996, is incorporated herein by reference.

     (b)  Approximate Number of Equity Security Holders:

     Title of Class                      Number of Record Holders
                                          (as of August 5, 1996)

Common Stock, $.10 par value                           1,206

     (c) CASH DIVIDEND POLICY. In April 1990, the Board of Directors of the Company adopted a resolution that it intended to pay a cash dividend in quarterly installments equal to approximately thirty percent (30%) of the earnings after taxes of the Company for the previous year, payable as hereafter declared by the Board of Directors. Prior to this action by the Board of Directors, the Company had since 1978 followed a policy of retaining earnings for working capital, acquisitions, capital expansion and modernization of existing facilities. The Company paid a quarterly dividend of $.13 per share on its common stock for each quarter of the 1996 fiscal year. The Board of Directors in July 1996, declared a cash dividend in the amount of $.11 per share on each issued and outstanding share of the common stock of the Company, payable on August 9, 1996, to shareholders of record at the close of business on August 2, 1996.

Item 6.  Selected Financial Data:
- ---------------------------------

     The financial data for the five fiscal years included under the heading "Summary of Selected Financial Data" on Page 27 of the Annual Report of the Company to Shareholders for the fiscal year ended June 30, 1996, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
         Condition and Results of Operations:
         ------------------------------------

     The information included under the heading "Management's Review and Analysis of Operations and Financial Position" on Pages 24, 25, and 26 of the Annual Report of the Company to Shareholders for the fiscal year ended June 30, 1996, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data:
- -----------------------------------------------------

     The report of independent auditors, consolidated financial statements and notes beginning on Page 13 and ending on Page 23 and the information included under the heading "Quarterly Results (Unaudited)" on Page 27 of the Annual Report of the Company to Shareholders for the fiscal year ended June 30, 1996, are incorporated herein by reference.


Item 9.  Change in and Disagreements With Accountants on
- --------------------------------------------------------
         Accounting and Financial Disclosure:
         ------------------------------------

     The Company has not changed accountants nor are there any disagreements with its accountants, Ernst & Young LLP, on accounting and financial disclosure that should be reported pursuant to Item 304 of Regulation S-K.

                                 PART III

Item 10.  Directors and Executive Officers of Registrant and
- ------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act:
          --------------------------------------------------

     (a) Directors of Registrant: The information included under the headings "Election of Directors", "Nominees for Election as Directors", "Security Holding of Directors, Nominees, and Executive Officers", "Directors' Compensation", and "Committees of the Board of Directors", beginning on Page 2 and ending on Page 5 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 30, 1996, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     (b)  Identification of Executive Officers:

Chairman of The Board of Directors
- ----------------------------------

     G. Allen Mebane   Mr. Mebane is 67 and has been an Executive
Officer and member of the Board of Directors of the Company since 1971, and served as President and Chief Executive Officer of the Company, relinquishing these positions in 1980 and 1985, respectively. He was the Chairman of the Board of Directors for many years, Chairman of the Executive Committee from 1974 to 1995, and was elected as one of the three members of the Office of Chairman on August 8, 1991. On October 22, 1992, Mr. Mebane was again elected as Chairman of the Board of Directors.

President and Chief Executive Officer
- -------------------------------------

     William T. Kretzer Mr. Kretzer is 50 and served as a Vice President or Executive Vice President from 1971 until 1985. He has been the President and Chief Executive Officer since 1985.
He has been a member of the Board of Directors since 1985 and has been Chairman of the Executive Committee since 1995.

Executive Vice Presidents
- -------------------------

     Jerry W. Eller   Mr. Eller is 55 and has been a Vice
President or Executive Vice President since 1975. He has been a member of the Board of Directors since 1985 and is a member of the Executive Committee.

     Robert A. Ward Mr. Ward is 56 and has been a Vice President or Executive Vice President since 1974. He has been a member of the Board of Directors since its inception in 1971 and is a member of the Executive Committee.

                              III-1

     G. Alfred Webster  Mr. Webster is 48 and has been a Vice
President or Executive Vice President since 1979. He has been a member of the Board of Directors since 1986 and is a member of the Executive Committee.

Senior Vice Presidents
- ----------------------

     Kenneth L. Huggins Mr. Huggins is 52, had been an employee of Macfield, Inc., since 1970 and, at the time of the Macfield merger with Unifi, was serving as a Vice President of Macfield, and President of Macfield's Dyed Yarn Division. He was a
Director of Macfield from 1989 until August 8, 1991, when
Macfield, merged into and with Unifi.  He is Senior Vice
President and also Assistant to the President.

     Raymond W. Maynard  Mr. Maynard is 53 and has been a Vice
President of the Company since June 27, 1971, and a Senior Vice
President since October 22, 1992.

     These officers were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 19, 1995. Each officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

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

Item 11.  Executive Compensation:
- ---------------------------------

     The information set forth under the headings "Compensation and Option Committees Interlocks and Insider Participation in Compensation Decisions", "Executive Officers and Their Compensation", "Employment and Termination Agreements", "Options Granted", "Option Exercises and Option/SAR Values", the "Report of the Compensation and Incentive Stock Option Committees on Executive Compensation", and the "Performance Graph-Shareholder Return on Common Stock", beginning on Page 6 and ending on Page 10 of the Company's definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 30, 1996, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     For additional information regarding executive compensation reference is made to Exhibits (10l), (10m), and (10n) of this Form 10-K.
                              III-2

Item 12.  Security Ownership of Certain Beneficial Owners and Management:
- -------------------------------------------------------------------------

     Security ownership of certain beneficial owners and management is the same as reported under the heading "Information Relating to Principal Security Holders" on Page 2 of the definitive proxy statement and under the heading "Security Holding of Directors, Nominees and Executive Officers" on Page 4 and Page 5 of the definitive proxy statement filed with the Commission pursuant to Regulation 14(a) within 120 days after the close of the fiscal year ended June 30, 1996, which are hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions:
- ---------------------------------------------------------

     The information included under the heading "Compensation and Option Committees Interlocks and Insider Participation In
Compensation Decisions", on Page 6 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 30, 1996, and within 120 days after the close of said fiscal year, is incorporated herein by reference.

                                   III-3

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNIFI, INC.

September 27, 1996       BY:  ROBERT A. WARD
                              Robert A. Ward, Executive Vice
                              President - Finance and
                              Administration

September 27, 1996       BY:  WILLIAM T. KRETZER
                              William T. Kretzer, President
                              (Chief Executive Officer)


September 27, 1996       BY:  WILLIS C. MOORE
                              Willis C. Moore, Vice President
                              (Principal Financial and Accounting
                              Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

September 27, 1996  Chairman            G. ALLEN MEBANE
                    and Director        G. Allen Mebane


September 27, 1996  President, Chief    WILLIAM T. KRETZER
                    Executive Officer   William T. Kretzer
                    and Director

September 27, 1996  Executive Vice      ROBERT A. WARD
                    President and       Robert A. Ward
                    Director

September 27, 1996  Executive Vice      JERRY W. ELLER
                    President and       Jerry W. Eller
                    Director

September 27, 1996  Executive Vice      G. ALFRED WEBSTER
                    President and       G. Alfred Webster
                    Director

September 27, 1996  Director            CHARLES R. CARTER
                                        Charles R. Carter


September 27, 1996  Director            KENNETH G. LANGONE
                                        Kenneth G. Langone


September 27, 1996  Director
                                        J.B. Davis


September 27, 1996  Director            DONALD F. ORR
                                        Donald F. Orr

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- --------------------------------------------------------------------------

(a)  1.  Financial Statements

     The following financial statements and report of independent auditors included in the Annual Report of Unifi, Inc. to its Shareholders for the fiscal year ended June 30, 1996, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 herein, the 1996 Annual Report to shareholders is not deemed to be filed as part of this report.

                                                            Annual
                                                            Report
                                                            Pages
                                                            -------

     Consolidated Balance Sheets at June 30, 1996
       and June 25, 1995                                       14

     Consolidated Statements of Income for the
       Years Ended June 30, 1996, June 25, 1995,
       and June 26, 1994                                       15

     Consolidated Statements of Changes in
       Shareholders' Equity for the Years Ended
       June 30, 1996, June 25, 1995 and June 26,
       1994                                                    16

     Consolidated Statements of Cash Flows for
       the Years Ended June 30, 1996, June 25,
       1995 and June 26, 1994                                  17

     Notes to Consolidated Financial Statements             18 - 23

     Report of Independent Auditors                            13

(a)  2.  Financial Statement Schedules                     Form 10-K
                                                             Pages

     Schedules for the three years ended June 30, 1996:
       II - Valuation and Qualifying Accounts                 IV-6

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

     (3b)      Restated By-Laws of Unifi, Inc., filed herewith.

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

     (10f) *Unifi, Inc.'s 1996 Incentive Stock Option Plan adopted in April, 1996, subject to shareholders' approval at their annual meeting in October, 1996, filed herewith.

     (10g)     *Unifi, Inc.'s 1996 Non-Qualified Stock Option
               Plan adopted in April, 1996, subject to
               shareholders' approval at their annual meeting in October, 1996, filed herewith.

     (10h) Lease Agreement, dated March 2, 1987, between NationsBank, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, Wachovia Bank and Trust Co., N.A., Independent Fiduciary, and Unifi, Inc., (filed as Exhibit (10d) with the Company's Form 10-K for the fiscal year ended June 28, 1987), which is incorporated herein by reference.

    (10i) Factoring Contract and Security Agreement and a Letter Amendment thereto, all dated as of May 25, 1994, by and between Unifi, Inc. and CIT Group/DCC, Inc., (filed as Exhibit (10g) with the Company's Form 10-K for the fiscal year ended June 26, 1994), which are incorporated herein by reference.

    (10j) Factoring Contract and Security Agreement, dated as of May 2, 1988, between Macfield, Inc., and First Factors Corp., and First Amendment thereto, dated September 28, 1990, (both filed as Exhibit
               (10g) with the Company's Form 10-K for the fiscal year ended June 30, 1991), and Second Amendment to the Factoring Contract and Security Agreement, dated March 1, 1992, (filed as Exhibit (10g) with the Company's Form 10-K for the fiscal year ended June 28, 1992), and Letter Agreement dated August 31, 1993 and Amendment to Factoring Contract and Security Agreement dated January 5, 1994, (filed as Exhibit (10h) with the Company's Form 10-K for the fiscal year ended June 26,
               1994), which are incorporated herein by reference.

     (10k)     Factoring Agreement dated August 23, 1995, and a
               Letter Amendment thereto dated October 16, 1995, by and between Unifi, Inc. and Republic Factors
               Corp., filed herewith.

     (10l)     *Employment Agreement between Unifi, Inc. and G.
               Allen Mebane, dated July 19, 1990, (filed as
               Exhibit (10h) with the Company's Form 10-K for the fiscal year ended June 30, 1991), which is incorporated herein by reference.

     (10m) *Employment Agreement between Unifi, Inc. and William T. Kretzer, dated July 19, 1990, (filed as
               Exhibit 10(i) with the Company's Form 10-K for the fiscal year ended June 30, 1991), and Amendment to Employment Agreement between Unifi, Inc. and William T. Kretzer, dated October 22, 1992 (filed as Exhibit (10j) with the Company's Form 10-K for fiscal year ended June 27, 1993), which are incorporated herein by reference.

     (10n) *Severance Compensation Agreement between Unifi, Inc. and William T. Kretzer, dated July 20, 1996, expiring on July 19, 1999 (similar agreements were signed with G. Allen Mebane, Robert A. Ward, Jerry
               W. Eller and G. Alfred Webster), filed herewith.

     (10o) Credit Agreement, dated April 15, 1996, by and between Unifi, Inc. and The Several Lenders from
               Time to Time Party thereto and NationsBank, N.A.
               as agent, filed herewith.

     (11)      Computation of Earnings per share.

     (13a)     Portions of Unifi, Inc.'s 1996 Annual Report to
               Shareholders which are incorporated herein by reference, as a part of this Form 10-K for fiscal year ended June 30, 1996, filed herewith.

     (13b-1) Report of Independent Auditors/Ernst & Young LLP - on the Consolidated Financial Statements of Unifi,
               Inc. as of June 30, 1996 and each of the three years in the period ended June 30, 1996.

     (21)      Subsidiaries of Unifi, Inc.

     (23)      Consent of Ernst & Young LLP

     (27)      Financial Data Schedule

(b)  Reports on Form 8-K

     (i) Form 8-K dated April 15, 1996 and filed with the commission on April 26, 1996, was filed during the Company's fourth quarter to report the redemption of its $230 million, six percent (6%) Convertible Subordinated Notes due in 2002.


* NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         UNIFI, INC. AND SUBSIDIARIES
                                   JUNE 30, 1996
                                   (in thousands)

 COLUMN A      COLUMN B       COLUMN C       COLUMN D  COLUMN E
 --------      --------       ---------      --------  ---------
                               Additions
                         -------------------

               Balance   Charged   Charged to          Balance
                  at       to       Other                 at
            Beginning of Costs and Accounts- Deductions-End of
Description    Period    Expenses  Describe  Describe  Period
- -----------------------------------------------------------------


Allowance for doubtful accounts:
Year ended June 30, 1996
           $  6,452       $3,660    $ -       $(3,517)(a) $  6,595

Year ended June 25, 1995
              4,302        5,524      -        (3,374)(a)    6,452

Year ended June 26, 1994
              3,675        4,626     25        (4,024)(a)    4,302

  (a) Includes uncollectible accounts written off and customer claims paid, net of certain recoveries.


Unrealized (gains)/losses on certain investments:

Year ended June 30, 1996
           $ (1,835)      $ -    $ 1,835  (b)    $ -     $    -

Year ended June 25, 1995
              1,445         -     (3,280) (c)      -       (1,835)

Year ended June 26, 1994
              1,488         -        (43) (c)      -        1,445

  (b) Represents the change in fair market value of the related investment securities and the entry to reflect the disposition of the underlying investments.
  (c) Represents the change in fair market value of the related investment securities.

                              IV-6