Form 10-Q
period 1996-09-29
UNIFI INC
filed 1996-11-07
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

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

  P.O. Box 19109 - 7201 West Friendly Avenue
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

                Class                        Outstanding at  November 3, 1996
  Common Stock, par value $.10 per share           64,510,842 Shares

                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets

                                          September 29,    June 30,
                                              1996           1996
                                           (Unaudited)     (Audited)
                                             (Amounts in Thousands)
  ASSETS:
  Current assets:
    Cash and cash equivalents                  $2,648        $24,473
    Receivables                               223,252        199,361
    Inventories:
      Raw materials and supplies               55,332         59,260
      Work in process                          14,505         13,294
      Finished goods                           59,373         60,392
    Other current assets                        5,706          5,095
      Total current assets                    360,816        361,875
  Property, plant and equipment             1,061,611      1,027,128
    Less:  accumulated depreciation           498,043        477,752
                                              563,568        549,376
  Other noncurrent assets                      39,185         39,833
      Total assets                           $963,569       $951,084

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                         $113,127       $110,107
    Accrued expenses                           28,535         39,895
    Income taxes                               17,495         15,651
      Total current liabilities               159,157        165,653
  Long-term debt                              180,000        170,000
  Deferred income taxes                        33,221         32,225
  Shareholders' equity:
    Common stock                                6,451          6,483
    Capital in excess of par value             53,367         62,255
    Retained earnings                         529,114        512,253
    Cumulative translation adjustment           2,259          2,215
      Total shareholders' equity              591,191        583,206
      Total liabilities and
           shareholders' equity              $963,569       $951,084


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                    UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                              For the Quarters Ended
                                          September 29,   September 24,
                                               1996           1995
                               (Amounts in Thousands, Except Per Share Data)

  Net Sales                                  $414,715        $387,369

  Costs and expenses:
     Cost of sales                            364,770         342,440
     Selling,general & administrative expense  10,830          10,072
     Interest expense                           2,922           3,677
     Interest income                             (532)         (2,637)
     Other (income) expense                      (198)           (430)
     Non-recurring charge (note e)                 --          23,826
                                              377,792         376,948

  Income before income taxes                   36,923          10,421

  Provision for income taxes                   12,968           3,654

  Net income                                  $23,955          $6,767


  Earnings per share: Primary                    $.37           $.10

                Fully diluted                    $.37           $.10

  Cash dividends per share                       $.11           $.13




  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                              For the Quarters Ended
                                            September 29, September 24,
                                               1996          1995
                                            (Amounts in Thousands)

  Cash and cash equivalents provided by        $18,643     $50,059
     operating activities

  Investing activities:

     Capital expenditures                      (36,090)    (25,687)
     Sale of capital assets                      1,388          --
     Proceeds from notes receivable                258      10,693
     Purchase of short-term investments             --     (47,252)
     Sale of short-term investments                 --      24,579
       Net investing activities                (34,444)    (37,667)

  Financing activities:

     Issuance of  Company common stock             416          --
     Purchase and retirement of Company         (9,336)    (13,825)
       common stock
     Borrowing of long-term debt                10,000          --
     Cash dividends paid                        (7,094)     (8,685)
       Net financing activities                 (6,014)    (22,510)

  Currency translation adjustment                  (10)         (1)

  Net increase (decrease) in cash and cash     (21,825)    (10,119)
    equivalents

  Cash and cash equivalents - beginning         24,473      60,350

  Cash and cash equivalents - ending            $2,648     $50,231




  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements


 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at September 29, 1996 and the results of operations and cash flows for the quarters ended September 29, 1996 and September 24, 1995. Such adjustments consisted of normal recurring items for both periods presented and, for the prior fiscal year quarter, the non-recurring charge described in Note (e). Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

 (b)Income Taxes
    Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax bases of existing assets and liabilities.

    The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the realization of state and federal tax credits and the results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

 (c)Per Share Information
    Earnings per common and common equivalent share are computed on the basis of the weighted average number of common shares outstanding plus, to the extent applicable, common stock equivalents.

     Computation of average shares outstanding (in 000's):

                                                  Quarters Ended
                                         September 29,   September 24,
                                              1996           1995
       Weighted average shares               64,537         66,886
          outstanding
       Add:  dilutive options                   636            487
       Primary shares                        65,173         67,373
       Incremental shares arising from
          full dilution assumption                3             --
       Average shares assuming
          full dilution                      65,176         67,373

    Conversion of the $230 million, 6% convertible subordinated notes which were outstanding at September 24, 1995, was not considered for the computation of fully diluted earnings per share because its effect is antidilutive. Accordingly, fully diluted earnings per share for this period has been reported consistent with the primary earnings per share result. These notes were redeemed in the fourth quarter of fiscal 1996.

 (d)Common Stock

    On October 24, 1996, the Company's Board of Directors declared a cash dividend of 11 cents per share payable on November 15, 1996, to shareholders of record on November 8, 1996.

 (e)Non-Recurring Charge

    During the fiscal 1996 first quarter, the Company recognized a non-recurring charge to earnings of $23.8 million ($14.9 million after-tax or $0.22 per share) related to restructuring plans to further reduce the Company's cost structure and improve productivity through the consolidation of certain manufacturing operations and the disposition of underutilized assets. The restructuring plan focused on the consolidation of production facilities acquired via mergers during the preceding four years. As part of the restructuring action, the Company closed its spun cotton manufacturing facilities in Edenton and Mount Pleasant, North Carolina with the majority of the manufacturing production being transferred to other facilities. The significant components of the non-recurring charge include $2.4 million of severance and other employee-related costs from the termination of employees and a $21.4 million write-down to estimated fair value less the cost of disposal of underutilized assets and consolidated facilities to be disposed. Costs associated with the relocation of equipment or personnel are being expensed as incurred.

    In connection with the plan of restructuring and corporate consolidation, the Company has incurred as of September 29, 1996, severance and other employee-related costs of $1.9 million associated with the termination of 574 employees. All significant aspects of the consolidation plan associated with the termination of employees has been accomplished. Additionally, the Company has charged against the reserve costs incurred associated with the plant closures and losses incurred from the disposal of assets of $17.2 million. However, the ultimate disposal of equipment and facilities may take longer due to current market conditions. The balance sheet at September 29, 1996, reflects primarily in property, plant and equipment, the net book value of the remaining assets to be disposed amounting to approximately $6.0 million net of the anticipated losses to be sustained of $4.2 million. The resulting net carrying value of the remaining assets to be disposed is equivalent to the expected recoveries of $1.8 million.

 (f)Common Stock Repurchase Offer

    On October 30, 1996, Unifi announced plans for a "Dutch Auction" tender offer for a minimum of 4,000,000 and a maximum of 6,000,000 shares of its common stock, representing approximately 6.2 to 9.3 percent of its currently outstanding shares. Under terms of the offer, the Company will invite shareholders to tender their shares at prices within a range of $28 to $31 per share as specified by the tendering shareholders. The Company will determine a single per share price within the range that it will pay for up to the 6,000,000 shares properly tendered. The offer will expire on Friday, December 13, 1996, unless extended by the Company. Unifi's offer is conditional on a minimum of 4,000,000 shares being tendered; however, the Company reserves the right to purchase a lesser number of properly tendered shares. The Company reserves the right to buy more than 6,000,000 shares, but has no current intention to do so.

    The Company will fund substantially all of the share repurchases utilizing amounts borrowed against its revolving credit facility.

  (g)Stock-Based Compensation

     In October 1995, the FASB issued Statement No. 123, "Stock-Based Compensation," (SFAS 123) which became effective beginning with the Company's quarter ended September 29, 1996. The Company has adopted FAS 123 and will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". In addition, the Company will provide at fiscal year end pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense. The adoption of the pronouncement has not had and is not expected to have a material effect on the Company's financial position or results of operations.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales increased 7.1% in the quarter from $387.4 million to $414.7 million. Volume increased 5.3% for the quarter while average unit price, based on overall product mix, increased 1.7% during this period.

  Demand for our domestic yarn products improved throughout the quarter increasing 6.1% over the prior year quarter. This was accomplished by a 2.9% increase in average unit prices, based on product mix, combined with an increase in unit volume of approximately 3.1%. Sales growth of 20.6% in our international operations reflects increased capacity due to expansion.

  Cost of sales as a percentage of net sales for the quarter decreased slightly from 88.4% last year to 88.0% this year. Increases in average raw material and manufacturing costs, based on product mix, were absorbed by higher average sales prices resulting in the slight improvement in gross margin.

  Selling, general and administrative expense as a percentage of net sales remained consistent between quarters at 2.6%. On a dollar basis, selling, general and administrative expense increased 7.5% from $10.1 million to $10.8 million.

  Interest expense decreased from $3.7 million in the prior fiscal year first quarter to $2.9 million in the current quarter. This is the direct result of lower levels of outstanding debt and a lower effective interest rate. Interest income has declined significantly compared to the corresponding period of the prior year as we have lower levels of invested funds due to the use of such funds for capital expenditures, acquisitions, long-term debt extinguishment and the purchase and retirement of Company common stock.

  In the first quarter of the prior fiscal year the Company announced restructuring plans to further reduce the Company's cost structure and improve productivity through the consolidation of certain manufacturing operations and the disposition of underutilized assets. The estimated cost of restructuring resulted in a first quarter fiscal 1996 non-recurring charge to earnings of $23.8 million or an after-tax charge to earnings of $14.9 million ($.22 per share). The Company anticipates no material differences in actual charges compared to its original estimates.

  Our effective tax rate was 35.1% in each of the current quarter and the prior year quarter. The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the realization of state and federal tax credits and the results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

  Earnings per share for the current quarter were $.37 compared to $.10 for the corresponding quarter of the prior year. Earnings per share for the prior year quarter were adversely affected by the non-recurring charge to earnings of $.22 per share.

  Liquidity and Capital Resources

  Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $18.6 million for the first quarter of fiscal 1997 compared to $50.1 million for the first quarter of fiscal 1996. This $31.6 million decline in cash flow from operations occurred despite a $2.3 million increase in income before non-recurring charges due primarily to increases in accounts receivable and decreases in accounts payable and accrued expenses. The changes in accounts receivable, accounts payable and accrued expenses since our fiscal year ended June 30, 1996, can be attributed to the timing of cash receipts from our customers and factors and payments to vendors which are expected to reverse in the second quarter of fiscal 1997.

  Working capital levels are more than adequate to meet the operating requirements of the Company. We ended the current quarter with working capital of $201.7 million which included cash and cash equivalents of $2.6 million. Cash and short-term investments have decreased $21.8 million since June 30, 1996, resulting primarily from the utilization of existing cash to fund capacity expansions and upgrade facilities and the purchase and retirement of Company common stock.

  The Company utilized $34.4 million and $6.0 million for net investing and financing activities, respectively, during the quarter ended September 29, 1996. Significant expenditures during the quarter included $36.1 million for capacity expansions and upgrade facilities, $7.1 million for the payment of the Company's cash dividends and $9.3 million for the purchase and retirement of Company common stock. The Company utilized proceeds from borrowings under its long-term debt agreement of $10.0 million, $1.4 million from the sale of equipment and $.7 million from other sources to offset these cash expenditures.

  At September 29, 1996 the Company has committed approximately $114.2 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during fiscal years 1997 and 1998. A significant component of these committed funds as well as a major component of the year to date capital expenditures is the continuing construction of a highly automated, state-of-the-art texturing facility in Yadkinville, North Carolina. We have reached approximately one-half of productive capacity in this texturing facility which is scheduled for completion in 1997. Certain contracted costs associated with the construction of our previously announced polyester fiber production facility are also included in the $114.2 million commitment. However, the costs of various construction and machinery phases of the polyester fiber facility project which are still under negotiation are not included.

  On October 21, 1993, the Board of Directors authorized Management to repurchase up to 15 million shares of Unifi's common stock from time to time at such prices as Management feels advisable and in the best interest of the Company. Through September 29, 1996, 6.2 million shares have been repurchased at a total cost of $150.7 million pursuant to this Board authorization.

  On October 30, 1996, Unifi announced plans for a "Dutch Auction" tender offer for a minimum of 4,000,000 and a maximum of 6,000,000 shares of its common stock, representing approximately 6.2 to 9.3 percent of its currently outstanding shares. Under terms of the offer, the Company has invited shareholders to tender their shares at prices within a range of $28 to $31 per share as specified by the tendering shareholders. The Company will determine a single per share price within the range that it will pay for up to the 6,000,000 shares properly tendered. The offer will expire on Friday, December 13, 1996, unless extended by the Company. Unifi's offer is conditional on a minimum of 4,000,000 shares being tendered; however, the Company reserves the right to purchase a lesser number of properly tendered shares. The Company reserves the right to buy more than 6,000,000 shares, but has no current intention to do so.

  The Company will fund substantially all of the share repurchases utilizing available proceeds under its revolving credit facility.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital, Company common stock repurchases and other financial needs.

                              UNIFI, INC.





  Item 6.  Exhibits and Reports on Form 8-K


           (27) Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the quarter ended September 29, 1996.

                                UNIFI, INC.



  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.










  Date: November 7, 1996                      WILLIS C. MOORE, III
                                              Willis C. Moore, III
                                              Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)