Form 10-Q
period 1996-12-29
UNIFI INC
filed 1997-02-12
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  December 29, 1996

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

                  Class                    Outstanding at February 2, 1997
  Common Stock, par value $.10 per share          62,771,038 Shares


  Part I.  Financial Information

                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets

                                           December 29,     June 30,
                                               1996           1996
                                           (Unaudited)     (Audited)
                                             (Amounts in Thousands)
  ASSETS:
  Current assets:
    Cash and cash equivalents                    $19,407        $24,473
    Receivables                                  208,180        199,361
    Inventories:
      Raw materials and supplies                  43,046         59,260
      Work in process                             12,237         13,294
      Finished goods                              68,061         60,392
    Other current assets                           4,532          5,095
      Total current assets                       355,463        361,875
  Property, plant and equipment                1,089,518      1,027,128
    Less:  accumulated depreciation              513,356        477,752
                                                 576,162        549,376
  Other noncurrent assets                         39,532         39,833
      Total assets                              $971,157       $951,084


  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                             $94,684       $110,107
    Accrued expenses                              34,412         39,895
    Income taxes                                  16,630         15,651
      Total current liabilities                  145,726        165,653
  Long-term debt                                 225,000        170,000
  Deferred income taxes                           37,800         32,225
  Shareholders' equity:
    Common stock                                   6,277          6,483
    Capital in excess of par value                    --         62,255
    Retained earnings                            550,274        512,253
    Cumulative translation adjustment              6,080          2,215
      Total shareholders' equity                 562,631        583,206
      Total liabilities and shareholders'equity $971,157       $951,084


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                       (Unaudited)

                                  For the Quarters    For the Six Months
                                        Ended               Ended
                                 Dec. 29,  Dec. 24,  Dec. 29,   Dec. 24,
                                   1996      1995      1996       1995
                             (Amounts in Thousands Except Per Share Data)

  Net sales                      $419,345  $401,437   $834,060   $788,806

  Costs and expenses:
   Cost of sales                  360,487   352,182    725,257    694,622
   Selling, general &
    administrative expense         11,247    11,433     22,077     21,505
   Interest expense                 2,958     3,760      5,880      7,437
   Interest income                  (562)   (1,981)    (1,094)    (4,618)
   Other (income)expense            1,133   (1,308)        935    (1,738)
   Non-recurring charge(note e)        --        --         --     23,826
                                  375,263   364,086    753,055    741,034

  Income before income taxes       44,082    37,351     81,005     47,772

  Provision for income taxes       15,292    13,233     28,260     16,887

  Net income                      $28,790   $24,118    $52,745    $30,885


  Earnings per share:
        Primary                      $.44      $.36       $.81       $.46

        Fully diluted                $.44      $.36       $.81       $.46

  Cash dividends paid per share      $.11      $.13       $.22       $.26


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                           For the Six Months Ended
                                                Dec. 29,   Dec. 24,
                                                  1996       1995
                                             (Amounts in Thousands)

  Cash and cash equivalents provided by
   operating activities, net of acquisitions      $82,924   $86,695

  Investing activities:

   Capital expenditures                          (66,983)  (62,326)
   Acquisitions                                        --  (48,444)
   Proceeds from notes receivable                     525       539
   Proceeds from sale of subsidiary and
    equity investment                                  --    10,436
   Purchase of short-term investments                  --  (55,782)
   Sale ofshort-term investments                       --    79,845
   Other                                              379        --
     Net investing activities                    (66,079)  (75,732)

  Financing activities:

   Issuance of Company common stock                   790        27
   Purchase and retirement of Company common
    Company common stock                         (63,783)  (37,185)
   Borrowing of long-term debt                     95,000        --
   Payments of long-term debt                    (40,000)        --
   Cash dividends paid                           (14,191)  (17,297)
     Net financing activities                    (22,184)  (54,455)

  Currency translation adjustment                     273     (186)

  Increase(decrease) in cash and cash equivalents (5,066)  (43,678)

  Cash and cash equivalents - beginning            24,473    60,350

  Cash and cash equivalents - ending              $19,407   $16,672


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                    UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements


 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at December 29, 1996, and the results of operations and cash flows for the periods ended December 29, 1996, and December 24, 1995. Such adjustments consisted of normal recurring items for all periods presented and, for the prior year-to-date, the non-recurring charge described in Note (e). Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

     Computation of average shares outstanding (in 000's):

                                      Quarters Ended    Six Months Ended
                                     Dec. 29,  Dec. 24,  Dec. 29, Dec. 24,
                                       1996      1995      1996     1995

        Average Shares Outstanding    64,377    66,279    64,457   66,582
        Add:  Dilutive Options           772       439       704      463
        Primary Average Shares        65,149    66,718    65,161   67,045
        Incremental Shares Arising from
         Full Dilution Assumption        133        --        68       --
        Average Shares Assuming
         Full Dilution                65,282    66,718    65,229   67,045


     Conversion of the $230 million, 6% convertible subordinated notes which were outstanding at December 24, 1995, was not considered for the computation of fully diluted earnings per share because its effect was antidilutive for both prior year periods presented. Accordingly, fully diluted earnings per share for these periods have been reported consistent with the primary earnings per share result. These notes were redeemed in the fourth quarter of fiscal 1996.

 (d)Common Stock

    On January 23, 1997, the Company's Board of Directors declared a cash dividend of $.11 per share payable on February 14, 1997, to shareholders of record on February 7, 1997.

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

    In connection with the plan of restructuring and corporate consolidation, the Company has incurred as of December 29, 1996, severance and other employee-related costs of $2.0 million associated with the termination of 574 employees. All aspects of the consolidation plan associated with the termination of employees has been accomplished. The remaining reserve of $0.4 million associated with severance and other employee related costs has been reclassified to the reserve for estimated losses from the disposal of assets and consolidated facilities. Through December 29, 1996, the Company has charged $17.3 million against the reserve established for anticipated losses from the disposal of underutilized assets and consolidated facilities. The remaining reserve at December 29, 1996, amounts to $4.5 million. The balance sheet at December 29, 1996, reflects primarily in property, plant and equipment, the net book value of the remaining assets to be disposed amounting to approximately $8.8 million net of the anticipated losses to be sustained of $4.5 million. The Company anticipates no material differences in actual charges compared to its original estimates.

 (f)Results of "Dutch Auction" Tender Offer

    On October 30, 1996, Unifi announced plans for a "Dutch Auction" tender offer for a minimum of 4,000,000 and a maximum of 6,000,000 shares of its common stock, representing approximately 6.2% to 9.3% of its then currently outstanding shares. The offer was conditional on a minimum of 4,000,000 shares being tendered; however, the Company reserved the right to purchase a lesser number of properly tendered shares. Under terms of the offer, the Company invited shareholders to tender their shares at prices within a range of $28 to $31 per share as specified by the tendering shareholders. The offer expired on Friday, December 13, 1996, and was not extended by the Company. The Company purchased the 1,755,365 shares properly tendered and not withdrawn at a price of $31 per share. The shares purchased represented approximately 2.7% of the Company's shares of common stock outstanding immediately prior to the offer.

  (g)Stock-Based Compensation

     In October 1995, the FASB issued Statement No. 123, "Stock-Based Compensation," (SFAS 123) which became effective beginning with the Company's quarter ended September 29, 1996. The Company has adopted FAS 123 and will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In addition, the Company will provide at fiscal year end pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense. The adoption of the pronouncement has not had and is not expected to have a material effect on the Company's financial position or results of operations.

  (h)Recent Pronouncements

    In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125). SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, (the Company's third quarter of fiscal 1997). The adoption of this Standard is not expected to impact the Company's consolidated results of operations, financial position or cash flows.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's Discussion and Analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales increased 4.5% to $419.3 million in the second quarter of fiscal 1997 and for the six month period, sales increased 5.7% to $834.1 million. Volume increases of 7.0% and 6.4% for the quarter and year-to-date, respectively, offset average unit price declines, based on overall product mix, of 2.4% and 0.4%, respectively.

  Results for our domestic operations reflect sales growth of 3.8% for the quarter and 5.9% for the year-to-date as we experienced increases in unit sales in all yarn areas for both current year periods over year ago levels. Sales growth of 11.8% for the quarter and 15.6% for the year-to-date in our international operations reflects increased capacity due to expansion.

  Gross margin as a percentage of net sales for the quarter increased 1.7% from 12.3% to 14.0%. For the respective year-to-date periods, gross margin as a percentage of net sales increased 1.1% from 11.9% to 13.0%. Increases for both periods reflect decreases in raw material and manufacturing costs, based on product mix, as a percentage of net sales.

  Selling, general and administrative expenses as a percentage of net sales decreased from 2.8% in last year's quarter to 2.7% this quarter. On a year-to-date basis, selling, general and administration expense as a percentage of net sales has declined from 2.7% last year to 2.6% this year. On a dollar basis, selling, general and administrative expense declined $186 thousand to $11.2 million, or 1.6%, for the quarter and increased $572 thousand to $22.1 million, or 2.7%, for the year-to-date.

  Interest expense decreased $0.8 million to $3.0 million in the current quarter and $1.6 million to $5.9 million for the year-to-date period. The decline in interest expense for both current year periods reflects lower levels of outstanding debt and a lower effective interest rate. Interest income has decreased from $2.0 million in last year's second quarter to $0.6 million in the current quarter. For the six month period, interest income has decreased from $4.6 million last year to $1.1 million in the current period. The decline in interest income for the quarter and year-to-date periods reflects lower levels of invested funds due to the use of such funds for capital expenditures, acquisitions, long-term debt extinguishment and the purchase and retirement of Company common stock.

  Net other income and expense moved unfavorably $2.4 million in the current quarter from $1.3 million of income in the prior year quarter to $1.1 million of expense in the current year quarter. For the year-to-date, net other income and expense reflects an unfavorable change of $2.7 million from $1.7 million of income in the prior year to $0.9 million of expense for the current year period. Losses on the sale of property and equipment (not associated with the assets included in the prior year restructuring charge) and currency transaction losses were the primary components of other expense for both current year periods.

  In the first quarter of the prior fiscal year, the Company announced restructuring plans to further reduce the Company's cost structure and improve productivity through the consolidation of certain manufacturing operations and the disposition of underutilized assets. The estimated cost of restructuring resulted in a first quarter fiscal 1996 non-recurring charge to earnings of $23.8 million or an after-tax charge to earnings of $14.9 million ($.22 per share). The Company anticipates no material differences in actual charges compared to its original estimates.

  The effective tax rate has decreased from 35.4% to 34.7% in the current quarter and from 35.3% to 34.9% for the year-to-date period. The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the realization of state and federal tax credits and the results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

  As a result of the above, the Company realized during the current quarter net income of $28.8 million, or $.44 per primary share, compared to $24.1 million, or $.36 per primary share, during the corresponding quarter of the prior year. Net income and primary earnings per share for the current six month year-to-date period amounted to $52.7 million, or $.81 per share, compared to corresponding totals in the prior year-to-date period of $30.9 million, or $.46 per share. Earnings for the prior year-to-date period were adversely affected by the non-recurring charge to earnings of $23.8 million or an after tax charge to earnings of $14.9 million ($.22 per share).


  Liquidity and Capital Resources

  Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $82.9 million for the six month period ended December 29, 1996, compared to $86.7 million for the corresponding period of the prior fiscal year. Increases in working capital reduced cash flow from operating activities by $17.5 million for the six month period ended December 29, 1996. The primary components of this working capital increase, excluding the effects of currency translation, were an increase in accounts receivables of $7.4 million and a decline in accounts payable and accruals of $21.8 million. These amounts were partially offset by a decline in inventory of $10.2 million and $1.5 million from other assets. The increase in accounts receivable since the fiscal year ended June 30, 1996, is attributable, in part, to a higher proportion of export sales as a percentage of total sales throughout this time period. Export sales payment terms are generally longer than those of domestic sales. Impacting the decline in accounts payable and accruals for the six months ended December 29, 1996, was the Company's reduction of inventories, the funding in the current year of its employee profit sharing plan liability recognized in the prior fiscal year and a reduction of short-term obligations of our Irish operation.

  Working capital levels are more than adequate to meet the operating requirements of the Company. We ended the current quarter with working capital of $209.7 million which included cash and cash equivalents of $19.4 million. Cash and short-term investments have decreased $5.1 million since June 30, 1996, resulting primarily from the utilization of cash to fund capacity expansions and upgrading of facilities, the payment of cash dividends and the purchase and retirement of Company common stock. These amounts exceeded cash flows provided by operations and net borrowings under the revolving credit facility.

  The Company utilized $66.1 million and $22.2 million for net investing and financing activities, respectively, during the six months ended December 29, 1996. Significant expenditures during this period included $67.0 million for capacity expansions and upgrading of facilities, $14.2 million for the payment of the Company's cash dividends and $63.8 million for the purchase and retirement of Company common stock. The Company utilized proceeds from net borrowings under its long-term debt agreement of $55.0 million and $1.7 million from other sources to offset these cash expenditures.

  At December 29, 1996, the Company has committed approximately $159.0 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during fiscal years 1997 and 1998. A significant component of these committed funds, as well as a major component of the year to date capital expenditures, is the continuing construction of a highly automated, state-of-the-art texturing facility in Yadkinville, North Carolina. We have reached approximately 70% of productive capacity in this texturing facility which is scheduled for completion in the first quarter of fiscal 1998. Estimated costs associated with the construction of our previously announced polyester fiber production facility are also included in the $159.0 million commitment. However, the costs of various construction and machinery phases of the polyester fiber production facility project are still under negotiation.

  On October 21, 1993, the Board of Directors authorized Management to repurchase up to 15 million shares of Unifi's common stock from time to time at such prices as Management feels advisable and in the best interest of the Company. Through December 29, 1996, 7.9 million shares have been repurchased, including those repurchased under the previously announced Dutch Auction described further below, at a total cost of $205.1 million pursuant to this Board authorization.

  On October 30, 1996, Unifi announced plans for a "Dutch Auction" tender offer for a minimum of 4,000,000 and a maximum of 6,000,000 shares of its common stock, representing approximately 6.2% to 9.3% of its then currently outstanding shares. The offer was conditional on a minimum of 4,000,000 shares being tendered; however, the Company reserved the right to purchase a lesser number of properly tendered shares. Under terms of the offer, the Company invited shareholders to tender their shares at prices within a range of $28 to $31 per share as specified by the tendering shareholders. The offer expired on Friday, December 13, 1996, and was not extended by the Company. The Company purchased the 1,755,365 shares properly tendered and not withdrawn at a price of $31 per share. The shares purchased represented approximately 2.7% of the Company's shares of common stock outstanding immediately prior to the offer.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital, Company common stock repurchases and other financial needs.

  Forward-Looking Statements

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements about the Company's financial condition and results of operations that are based on current expectations, estimates and projections about the markets in which the Company operates, Management's beliefs and assumptions made by Management. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management's judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

  Factors that may cause actual outcome and results to differ materially from these forward-looking statements include availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws and the Company's strategies with respect to such laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions including fluctuations in currency exchange, interest and inflation rates.

  Part II.  Other Information

                              UNIFI, INC.



  Item 4.  Submission of Matters to a Vote of Security Holders

        The Shareholders of the Company at their Annual Meeting held on the 24th day of October 1996, considered and voted upon the 1996 Incentive Stock Option Plan, the 1996 Non-Qualified Stock Option Plan, the Election of three (3) Class 2 Directors of the Company, and the Election of one (1) Class 3 Director of the Company.

        The Unifi, Inc. 1996 Incentive Stock Option Plan under which key employees of the Company and its subsidiaries may be granted options, which was adopted previously and recommended to the Shareholders by the Board of Directors of the Company, said Plan being attached as Exhibit "A" beginning on page A-1 of the Definitive Proxy Statement filed with the Securities and Exchange Commission since the close of the registrant's fiscal year ending June 30, 1996, was adopted by the Shareholders of the Company with 55,599,461 shares of the 64,503,842 issued and outstanding shares of the Company, being more then fifty percent (50%) of the shares entitled to vote at the meeting, voting in favor, 322,497 shares voting against the Plan and 1,402,382 shares abstaining from the vote.

        The Unifi, Inc. 1996 Non-Qualified Stock Option Plan under which outside members of the Board of Directors and key employees of the Company and its subsidiaries may be granted options, which was adopted previously and recommended to the Shareholders by the Board of Directors of the Company, said Plan being attached as Exhibit "B" beginning on page B-1 of the Definitive Proxy Statement filed with the Securities and Exchange Commission since the close of the registrant's fiscal year ending June 30, 1996, was adopted by the Shareholders of the Company with 43,736,058 shares of the 64,503,842 issued and outstanding shares of the Company, being more than fifty percent (50%) of the shares entitled to vote at the meeting, voting in favor, 12,178,965 shares voting against the Plan and 1,409,317 shares abstaining from the vote.

        The Shareholders elected management's nominees for three (3) Class 2 Directors and one (1) Class 3 Director to serve until the Annual Meeting of the Shareholders in 1999 and 1997, respectively, or until their successors are elected and qualified, as follows:

         Name of Director     Votes in Favor   Votes Against  Votes Abstaining

         Class 2:

         Charles R. Carter         56,774,001              0           550,339
         Jerry W. Eller            56,680,215              0           644,125
         Kenneth G. Langone        56,765,082              0           559,258

         Name of Director   Votes in Favor  Votes Against  Votes Abstaining

         Class 3:

         J. B. Davis              56,776,127              0           548,213


        The following persons continue to serve on the Company's Board of Directors until the Annual Meeting of Shareholders in 1997 for Class 3 and 1998 for Class 1:

                Class 3                   Class 1

                William T. Kretzer        Donald F. Orr
                G. Allen Mebane           Robert A. Ward
                                          G. Alfred Webster

        The information set forth under the headings "Election of Directors," "Nominees for Election as Directors," and "Security Holding of Directors, Nominees, and Executive Officers" on Pages 2-5 of the Definitive Proxy Statement filed with the Commission since the close of the registrant's fiscal year ending June 30, 1996, is incorporated herein by reference.


  Item 6.  Exhibits and Reports on Form 8-K

           (27)Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended December 29, 1996.

                                UNIFI, INC.



  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.










  Date: February 12, 1997                     WILLIS C. MOORE III
                                              Willis C. Moore III
                                              Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)