Form 10-Q
period 1997-03-30
UNIFI INC
filed 1997-05-14
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended          March 30, 1997

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

            Class                          Outstanding at May 4, 1997
  Common Stock, par value $.10 per share          61,812,860 Shares

Part I.  Financial Information
                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets

                                               March 30,       June 30,
                                                 1997           1996
                                             (Unaudited)      (Audited)
                                                 (Amounts in Thousands)
  ASSETS:
  Current assets:
    Cash and cash equivalents                    $22,951        $24,473
    Receivables                                  221,799        199,361
    Inventories:
      Raw materials and supplies                  56,016         59,260
      Work in process                             14,103         13,294
      Finished goods                              56,553         60,392
    Other current assets                           4,420          5,095
      Total current assets                       375,842        361,875
  Property, plant and equipment                1,117,599      1,027,128
    Less:  accumulated depreciation              531,353        477,752
                                                 586,246        549,376
  Other noncurrent assets                         41,564         39,833
      Total assets                            $1,003,652       $951,084

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                            $101,761       $110,107
    Accrued expenses                              38,914         39,895
    Income taxes                                  19,056         15,651
      Total current liabilities                  159,731        165,653
  Long-term debt                                 235,000        170,000
  Deferred income taxes                           44,156         32,225
  Shareholders' equity:
    Common stock                                   6,228          6,483
    Capital in excess of par value                    --         62,255
    Retained earnings                            557,537        512,253
    Cumulative translation adjustment              1,000          2,215
      Total shareholders' equity                 564,765        583,206
      Total liabilities and
       shareholders' equity                   $1,003,652       $951,084

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                    (Unaudited)

                              For the Quarters     For the Nine Months
                                   Ended                  Ended
                            March 30,  March 24,  March 30,   March 24,
                               1997       1996       1997        1996
                            (Amounts in Thousands Except Per Share Data)

  Net sales                   $438,252  $375,509  $1,272,312  $1,164,315

  Costs and expenses:
   Cost of sales               376,444   329,965   1,101,701   1,024,587
   Selling, general &
    administrative expense      11,627    10,403      33,704      31,908
   Interest expense              3,020     3,841       8,900      11,278
   Interest income               (581)   (1,120)     (1,675)     (5,738)
   Other (income) expense          844     (544)       1,779     (2,282)
   Non-recurring charge             --        --          --      23,826
   (note e)
                               391,354   342,545   1,144,409   1,083,579

  Income before income taxes    46,898    32,964     127,903      80,736

  Provision for income taxes    15,431    12,217      43,691      29,104

  Net income                   $31,467   $20,747     $84,212     $51,632

  Earnings per share:
    Primary                       $.50      $.32       $1.31        $.78

    Fully diluted                 $.50      $.32       $1.31        $.78

  Cash dividends paid per share   $.11      $.13        $.33        $.39


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                               For the Nine Months
                                                      Ended
                                              March 30,   March 24,
                                                1997        1996
                                             (Amounts in Thousands)


  Cash and cash equivalents provided by
   operating activities, net of acquisition     $139,771   $144,673

  Investing activities:

   Capital expenditures                        (105,409)  (100,114)
   Acquisitions                                       --   (48,444)
   Proceeds from notes receivable                    632        785
   Proceeds from sale of subsidiary and
    equity investment                                 --     10,436
   Purchase of short-term investments                 --   (59,808)
   Sale of short-term investments                     --     91,072
   Other                                             272      1,523
       Net investing activities                (104,505)  (104,550)

  Financing activities:
   Issuance of Company common stock                2,071         27
   Purchase and retirement of Company
    common stock                                (82,419)   (54,395)
   Borrowing of long-term debt                   115,000         --
   Payments of long-term debt                   (50,000)         --
   Cash dividends paid                          (21,090)   (25,758)
      Net financing activities                  (36,438)   (80,126)

  Currency translation adjustment                  (350)      (322)

  Increase (decrease) in cash and cash
   equivalents                                   (1,522)   (40,325)

  Cash and cash equivalents - beginning           24,473     60,350

  Cash and cash equivalents - ending             $22,951    $20,025

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements


 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at March 30, 1997, and the results of operations and cash flows for the periods ended March 30, 1997, and March 24, 1996. Such adjustments consisted of normal recurring items for all periods presented and, for the prior year to date, the non-recurring charge described in Note
    (e). Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

 (b)Income Taxes

    Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

    The difference between the statutory federal income tax rate and the effective tax rate is primarily due the realization of state and federal tax credits and the results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

 (c)Per Share Information

    Earnings per common and common equivalent share are computed on the basis of the weighted average number of common shares outstanding, plus to the extent applicable, common stock equivalents.

     Computation of average shares outstanding (in 000's):

                                    Quarters Ended      Nine Months Ended
                                  March 30, March 24,  March 30, March 24,
                                    1997       1996      1997       1996
      Average Shares Outstanding   62,615     65,068     63,843    66,020
      Add:  Dilutive Options          616        436        675       454
      Primary Average Shares       63,231     65,504     64,518    66,474
      Incremental Shares Arising from
        Full Dilution Assumption       --                    45
      Average Shares Assuming
        Full Dilution              63,231                64,563


     Conversion of the $230 million, 6% convertible subordinated notes which were outstanding at March 24, 1996, was not considered for the computation of fully diluted earnings per share because its effect was antidilutive for both prior year periods presented. Accordingly, fully diluted earnings per share for these periods have been reported consistent with the primary earnings per share result. These notes were redeemed in the fourth quarter of fiscal 1996.

 (d)Common Stock

    On April 17, 1997, the Company's Board of Directors declared a cash dividend of $.11 per share payable on May 9, 1997, to shareholders of record on May 2, 1997.

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

    In connection with the plan of restructuring and corporate consolidation, the Company has incurred as of March 30, 1997, severance and other employee-related costs of $2.0 million associated with the termination of 574 employees. All aspects of the consolidation plan associated with the termination of employees has been accomplished. The remaining reserve of $0.4 million associated with severance and other employee related costs has been reclassified to the reserve for estimated losses from the disposal of assets and consolidated facilities. Through March 30, 1997, the Company has charged $17.1 million against the reserve established for anticipated losses from the disposal of underutilized assets and consolidated facilities. The remaining reserve at March 30, 1997, amounts to $4.7 million. The Company has completed the majority of these restructuring efforts and anticipates no material differences in actual charges compared to its original estimates.

  (f)Stock-Based Compensation

     In October 1995, the FASB issued Statement No. 123, "Stock-Based Compensation," (SFAS 123) which became effective beginning with the Company's quarter ended September 29, 1996. The Company has adopted SFAS 123 and will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In addition, the Company will provide at fiscal year end pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense. The adoption of the pronouncement has not had and is not expected to have a material effect on the Company's financial position or results of operations.

  (g)Recent Pronouncements

    In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125). SFAS 125 became effective for transfers and servicing of financial assets and extinguishments of liabilities beginning with the Company's third quarter of fiscal 1997. The adoption of this Standard did not and is not expected to impact the Company's consolidated results of operations, financial position or cash flows.

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per share," (SFAS 128) which is required to be adopted in the December 1997 fiscal quarter. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculation of primary and fully diluted earning per share for the quarter ended March 30, 1997, and March 24, 1996, is not expected to be material.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales increased 16.7% to $438.3 million in the third quarter of fiscal 1997 and for the nine month period, sales increased 9.3% to $1,272.3 million. Volume increases of 17.8% and 10.0% for the quarter and year to date, respectively, offset average unit price declines, based on overall product mix, of 0.8% and 0.6%, respectively. The current quarter was positively impacted by having one more operating week than the previous year's quarter due to the timing of the Company's routine holiday shut down.

  Results for our domestic operations reflect sales growth of 16.9% for the quarter and 8.7% for the year to date as we experienced increases in unit sales in all yarn areas for both current year periods over year ago levels. Sales growth of 17.3% for the quarter and 16.3% for the year to date in our international operations reflects increased capacity due to expansion.

  Gross margin as a percentage of net sales for the quarter increased 2.0% from 12.1% to 14.1%. For the respective year-to-date periods, gross margin as a percentage of net sales increased 1.4% from 12.0% to 13.4%. Increases for both periods reflect decreases in raw material and manufacturing costs, based on product mix, as a percentage of net sales.

  Selling, general and administrative expenses as a percentage of net sales decreased from 2.8% in last year's quarter to 2.7% this quarter. On a year-to-date basis, selling, general and administration expense as a percentage of net sales decreased from 2.7% to 2.6%. On a dollar basis, selling, general and administrative expense increased $1.2 million to $11.6 million, or 11.8%, for the quarter and increased $1.8 million to $33.7 million, or 5.6%, for the year to date. Increased selling, general and administrative expenses are primarily attributable to higher professional fees and information systems' costs associated with various corporate reengineering and technology improvement efforts.

  Interest expense decreased $0.8 million to $3.0 million in the current quarter and $2.4 million to $8.9 million for the year-to-date period. The decline in interest expense for both current year periods reflects a lower effective interest rate and lower levels of debt throughout the periods. Interest income has decreased from $1.1 million in last year's third quarter to $0.6 million in the current quarter. For the nine month period, interest income has decreased from $5.7 million last year to $1.7 million in the current period. The decline in interest income for the quarter and year-to-date periods reflects lower levels of invested funds due to the use of such funds for capital expenditures, long-term debt extinguishment and the purchase and retirement of Company common stock.

  Net other income and expense moved unfavorably $1.4 million in the current quarter from $0.5 million of income in the prior year quarter to $0.8 million of expense in the current year quarter. For the year to date, net other income and expense reflects an unfavorable change of $4.1 million from $2.3 million of income in the prior year to $1.8 million of expense for the current year period. These unfavorable changes reflect currency transaction losses and other non-operating expenses incurred during the current year periods compared to gains on the sale of investments and equipment in the prior year periods.

  In the first quarter of the prior fiscal year, the Company announced restructuring plans to further reduce the Company's cost structure and improve productivity through the consolidation of certain manufacturing operations and the disposition of underutilized assets. The estimated cost of restructuring resulted in a first quarter fiscal 1996 non-recurring charge to earnings of $23.8 million or an after-tax charge to earnings of $14.9 million ($.22 per share). The Company has completed the majority of these restructuring efforts and anticipates no material differences in actual charges compared to its original estimates.

  The effective tax rate has decreased from 37.1% to 32.9% in the current quarter and from 36.0% to 34.2% for the year-to-date period. The improvement in the effective tax rates is primarily due to the realization of state tax credits during the current year and the operating results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

  As a result of the above, the Company realized during the current quarter net income of $31.5 million, or $.50 per primary share, compared to $20.7 million, or $.32 per primary share, during the corresponding quarter of the prior year. Net income and primary earnings per share for the current nine month year-to-date period amounted to $84.2 million, or $1.31 per share, compared to corresponding totals in the prior year-to-date period of $51.6 million, or $.78 per share. Earnings for the prior year-to-date period were adversely affected by the non-recurring charge to earnings of $23.8 million or an after tax charge to earnings of $14.9 million ($.22 per share).


  Liquidity and Capital Resources

  Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $139.8 million for the nine month period ended March 30, 1997, compared to $144.7 million for the corresponding period of the prior fiscal year. Increases in working capital reduced cash flow from operating activities by $21.0 million for the nine month period ended March 30, 1997. The primary components of this working capital increase, excluding the effects of currency translation, were an increase in accounts receivables of $22.8 million and a decline in accounts payable and accruals of $8.2 million. These amounts were partially offset by declines in inventory of $6.1 million and in other net current assets of $3.9 million. The increase in accounts receivable since the fiscal year ended June 30, 1996, is attributable to higher sales volume and, specifically, export sales which comprised a higher percentage of total sales throughout this period.

  Working capital levels are more than adequate to meet the operating requirements of the Company. We ended the current quarter with working capital of $216.1 million which included cash and cash equivalents of $23.0 million.

  The Company utilized $104.5 million and $36.4 million for net investing and financing activities, respectively, during the nine months ended March 30, 1997. Significant expenditures during this period included $105.4 million of capital expenditures for capacity expansions and upgrading of facilities, $21.1 million for the payment of the Company's cash dividends and $82.4 million for the purchase and retirement of Company common stock. The Company utilized proceeds from net borrowings under its long-term debt agreement of $65.0 million and $3.0 million from other sources to offset these cash expenditures.

  At March 30, 1997, the Company has committed approximately $204.6 million for the purchase, construction and upgrade of equipment and facilities, which is scheduled to be expended during fiscal years 1997, 1998 and 1999. A significant component of these committed funds, as well as a major component of the year-to-date capital expenditures, is the continuing construction of a highly automated, state-of-the-art texturing facility in Yadkinville, North Carolina. We have reached approximately 83% of productive capacity in this texturing facility which is scheduled for completion in the first quarter of fiscal 1998. Estimated costs associated with the construction of our previously announced polyester fiber production facility are also included in the $204.6 million commitment. However, the costs of various construction and machinery phases of the polyester fiber production facility project are still under negotiation. In addition, the Company has begun construction of a new nylon texturing facility in Madison, North Carolina. This plant will replace capacity at an existing facility and allow for a modest expansion. Certain construction and auxiliary machinery components of this project are still being negotiated.

  On October 21, 1993, the Board of Directors authorized Management to repurchase up to 15 million shares of Unifi's common stock from time to time at such prices as Management feels advisable and in the best interest of the Company. Through March 30, 1997, 8.5 million shares have been repurchased at a total cost of $223.6 million pursuant to this Board authorization.

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

  Factors that may cause actual outcome and results to differ materially from these forward-looking statements include availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions including fluctuations in currency exchange, interest and inflation rates.

Part II.  Other Information


  Item 6.  Exhibits and Reports on Form 8-K

           (27)Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended March 30, 1997.

                                UNIFI, INC.



  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.










  Date: May 14, 1997                          WILLIS C. MOORE, III
                                              Willis C. Moore, III
                                              Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)