Form 10-K
period 1997-06-29
UNIFI INC
filed 1997-09-26
CIK 100726

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                  Commission File
     June 29, 1997                                          Number 1-10542

                                     UNIFI, INC.
               (Exact name of Registrant as specified in its charter)

       New York                                                11-2165495
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     7201 West Friendly Avenue
     Greensboro, North Carolina                                        27410
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone no., including a/c:                      (910) 294-4410

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                         [   ]
Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 5, 1997, based on a closing price of $38.4375 per
share:                                                       $2,270,298,464.53

Number of shares outstanding as of August 5, 1997:                  61,143,838

                    Documents Incorporated By Reference



Portions of the Annual Report to Shareholders of Unifi, Inc. for the fiscal year ended June 29, 1997, are incorporated by reference into Parts I and II hereof.

Portions of the definitive proxy statement for the Annual Meeting of the Shareholders of Unifi, Inc., to be held on October 23, 1997, are incorporated by reference into Part III.

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

  The Company's texturing operation mainly involves purchasing partially oriented yarn (POY), which is either raw polyester or nylon filament fiber, from chemical manufacturers and using high speed machines to draw, heat and twist the POY to produce yarns having various physical characteristics, depending upon its ultimate end use. The Company's cotton spinning operation mainly involves the spinning on open-end spindles of cotton, cotton and undyed synthetic blends, and cotton and pre-dyed polyester blends into yarns of different strengths and thickness.

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

     The Company, internationally, has manufacturing facilities in Letterkenny, County Donegal, Republic of Ireland, which texturizes polyester, as well as producing its own POY.

  On June 30, 1997, Unifi and Parkdale Mills, Inc. ("Parkdale") entered into a joint venture combining all of Unifi's cotton spinning operations with certain of Parkdale's spun yarn assets into a new company named "Parkdale America, LLC" (the "LLC"). Parkdale is the majority owner of the LLC and manages the day-to-day operations of the LLC. For further information on this matter, reference is made to Unifi's Form 8-K dated June 30, 1997, and filed with the Securities and Exchange Commission (the "SEC" or "Commission") on July 15, 1997, which is incorporated herein by reference. All further reference to Unifi's cotton spinning operations in this report should be read in light of the Parkdale transaction.

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


     CUSTOMERS: The Company in fiscal year ended June 29, 1997, sold textured and spun yarns to approximately 1,400 customers, no one customer's purchases exceeded 10% of net sales during said period, the ten largest customers accounted for approximately 29% of total net sales and the Company does not believe that it is dependent on any one customer.

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


     COMPETITIVE CONDITIONS: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells high-volume commodity products, pricing is highly competitive with product quality and customer service being essential for differentiating the competitors within the industry. Product quality insures manufacturing efficiencies for the customer. The Company's polyester and nylon yarns, dyed yarns, covered yarns and cotton and cotton blend yarns compete with a number of other domestic producers of such yarns. In the sale of polyester filament yarns, major competitors are Atlas Yarn Company, Inc., Burlington Industries, Inc., and Milliken & Company; in the sale of nylon yarns, dyed yarns, and covered yarns, major competitors are Jefferson Mills, Inc., Spanco Yarns, Inc., Regal Manufacturing Company, and Spectrum Dyed Yarns, Inc.; and in the sale of cotton and cotton blend yarns, major competitors are Parkdale Mills, Inc., Avondale Mills, Inc., Harriett & Henderson, Mayo Yarns, Inc., and TNS Mills, Inc.


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


     EMPLOYEES: The number of full-time employees of the Company is approximately 7,000.


     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC INTERNATIONAL OPERATIONS AND EXPORT SALES: The information included under the heading "Business Segments, Foreign Operations and Concentrations of Credit Risk" on Page 26 of the Annual Report of the Company to the Shareholders for the fiscal year ended June 29, 1997, is incorporated herein by reference.

Item 2.  Description of Property:

       The Company currently maintains a total of 21 manufacturing and warehousing facilities and one central distribution center in North Carolina, one manufacturing and related warehousing facility in Staunton, Virginia, one central distribution center in Fort Payne, Alabama, and one manufacturing and related warehousing facility in Letterkenny, County of Donegal, Republic of Ireland. All of these facilities, which contain approximately 7,922,953 square feet of floor space, with the exception of the six (6) plant facilities leased from NationsBanc Leasing & R.E. Corporation pursuant to a sales-leaseback agreement entered on May 20, 1997, are owned in fee; and management believes they are in good condition, well maintained, and are suitable and adequate for present production.

     The Company leases sales offices and/or apartments in New York, Coleshill, England, and Lyon, France, and has a representative office in Tokyo, Japan.

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

     The information included under "Leases and Commitments" on Page 25 of the Annual Report of the Company to Shareholders for fiscal year ended June 29, 1997, is incorporated herein by reference.

Item 3.  Legal Proceedings:


     The Company is not currently involved in any litigation which is considered material, as that term is used in Item 103 of Regulation S-K.


Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 29, 1997.

                                 PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.


     (a)(c)  PRICE RANGE OF COMMON STOCK AND DIVIDENDS PAID.


     The information included under the heading "Market and Dividend Information (Unaudited)" on Page 32 of the Annual Report of the Company to Shareholders for the fiscal year ended June 29, 1997, is incorporated herein by reference.


     (b)  Approximate Number of Equity Security Holders:


     Title of Class                                Number of Record Holders
                                                    (as of August 5, 1997)

     Common Stock, $.10 par value                                1,065



      (c) CASH DIVIDEND POLICY. In April 1990, the Board of Directors of the Company adopted a resolution that it intended to pay a cash dividend in quarterly installments equal to approximately thirty percent (30%) of the earnings after taxes of the Company for the previous year, payable as hereafter declared by the Board of Directors. Prior to this action by the Board of Directors, the Company had since 1978 followed a policy of retaining earnings for working capital, acquisitions, capital expansion and modernization of existing facilities. The Company paid a quarterly dividend of $.11 per share on its common stock for each quarter of the 1997 fiscal year. The Board of Directors in July, 1997, declared a cash dividend in the amount of $.14 per share on each issued and outstanding share of the common stock of the Company, payable on August 8, 1997, to shareholders of record at the close of business on August 1, 1997.


Item 6.  Selected Financial Data:

     The financial data for the five fiscal years included under the heading "Summary of Selected Financial Data" on Page 31 of the Annual Report of the Company to Shareholders for the fiscal year ended June 29, 1997, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:


     The information included under the heading "Management's Review and Analysis of Operations and Financial Position" on Pages 28, 29 and 30 of the Annual Report of the Company to Shareholders for the fiscal year ended June 29, 1997, is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  The information included under the heading "Derivative Financial Instruments and Fair Value of Financial Instruments" on Pages 26 and 27 of the Annual Report of the Company to Shareholders for the fiscal year ended June 29, 1997, is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data:

     The report of independent auditors, consolidated financial statements and notes beginning on Page 16 and ending on Page 27 and the information included under the heading "Quarterly Results (Unaudited)" on Page 31 of the Annual Report of the Company to Shareholders for the fiscal year ended June 29, 1997, are incorporated herein by reference.


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

                                 PART III


Item 10.  Directors and Executive Officers of Registrant and Compliance with
          Section 16(a) of the Exchange Act:


  (a) Directors of Registrant: The information included under the headings "Election of Directors", "Nominees for Election as Directors", "Security Holdings of Directors, Nominees, and Executive Officers", "Directors' Compensation", and "Committees of the Board of Directors", beginning on Page 2 and ending on Page 6 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 29, 1997, and within 120 days after the close of said fiscal year, are incorporated herein by reference.


  (b)  Identification of Executive Officers:


Chairman of The Board of Directors

  G. Allen Mebane   Mr. Mebane is 68 and has been an Executive Officer and
member of the Board of Directors of the Company since 1971, and served as President and Chief Executive Officer of the Company, relinquishing these positions in 1980 and 1985, respectively. He was the Chairman of the Board of Directors for many years, Chairman of the Executive Committee from 1974 to 1995, and was elected as one of the three members of the Office of Chairman on August 8, 1991. On October 22, 1992, Mr. Mebane was again elected as
Chairman of the Board of Directors.


President and Chief Executive Officer

  William T. Kretzer Mr. Kretzer is 51 and served as a Vice President or Executive Vice President from 1971 until 1985. He has been the President and Chief Executive Officer since 1985. He has been a member of the Board of Directors since 1985 and has been Chairman of the Executive Committee since 1995.

Executive Vice Presidents

  Jerry W. Eller Mr. Eller is 56 and has been a Vice President or Executive Vice President since 1975. He has been a member of the Board of Directors since 1985 and is a member of the Executive Committee.

  G. Alfred Webster Mr. Webster is 49 and has been a Vice President or Executive Vice President since 1979. He has been a member of the Board of Directors since 1986 and is a member of the Executive Committee.

                                   III-1

Senior Vice Presidents

  Kenneth L. Huggins Mr. Huggins is 53, had been an employee of Macfield, Inc. since 1970 and, at the time of the Macfield merger with Unifi, was serving as a Vice President of Macfield and President of Macfield's Dyed Yarn Division. He was a Director of Macfield from 1989 until August 8, 1991, when Macfield, Inc. merged into and with Unifi. He is Senior Vice President and also Assistant to the President.

  Raymond W. Maynard Mr. Maynard is 54 and has been a Vice President of the Company since June 27, 1971, and a Senior Vice President since October 22, 1992.

Vice Presidents

  James W. Brown, Jr. Mr. Brown is 45 and was an employee of Macfield from 1973 until the Macfield merger on August 8, 1991, when he became an employee of the Company. He became a Vice President of the Company on October 22, 1992, and he is currently serving as President of the Nylon/Covered Yarn Division of the Company.

  Stewart Q. Little Mr. Little is 43 and has been a Vice President of the Company since October 24, 1985. He is currently serving as President of the Polyester Division of the Company.

  Willis C. Moore, III Mr. Moore is 44 and had been a Partner with Ernst & Young, LLP, or its predecessors from 1985 until December, 1994, when he became employed by the Company as its Chief Financial Officer. Mr. Moore was elected as a Vice President of the Company on October 19, 1995, and is currently serving as Vice President and Chief Financial Officer.

  These officers were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 24, 1996. Each officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.


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

                                 III-2

Item 11.  Executive Compensation:

     The information set forth under the headings "Compensation and Option Committees Interlocks and Insider Participation in Compensation Decisions", "Executive Officers and Their Compensation", "Employment and Termination Agreements", "Options Granted", "Option Exercises and Option/SAR Values", the "Report of the Compensation and Incentive Stock Option Committees on Executive Compensation", and the "Performance Graph-Shareholder Return on Common Stock" beginning on Page 6 and ending on Page 11 of the Company's definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 29, 1997, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     For additional information regarding executive compensation reference is made to Exhibits (10l), (10m), and (10n) of this Form 10-K.



Item 12.  Security Ownership of Certain Beneficial Owners and Management:


     Security ownership of certain beneficial owners and management is the same as reported under the heading "Information Relating to Principal Security Holders" on Page 2 of the definitive proxy statement and under the heading "Security Holdings of Directors, Nominees and Executive Officers" on Page 4 and Page 5 of the definitive proxy statement filed with the Commission pursuant to Regulation 14(a) within 120 days after the close of the fiscal year ended June 29, 1997, which are hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions:


     The information included under the heading "Compensation and Option Committees Interlocks and Insider Participation In Compensation Decisions", on Page 6 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 29, 1997, and within 120 days after the close of said fiscal year, is incorporated herein by reference.


                                    III-3

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNIFI, INC.


September 26, 1997                  BY:  WILLIAM T. KRETZER
                                         ------------------------------
                                         William T. Kretzer, President and
                                         Chief Executive Officer

September 26, 1997                  BY:   WILLIS C. MOORE, III
                                         ------------------------------
                                         Willis C. Moore, III, Vice President
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

September 26, 1997       Chairman             G. ALLEN MEBANE
                         and Director         ------------------------------
                                              G. Allen Mebane


September 26, 1997      President, Chief      WILLIAM T. KRETZER
                        Executive Officer     ------------------------------
                        and Director          William T. Krezter

September 26, 1997      Executive Vice        JERRY W. ELLER
                        President and         ------------------------------
                        Director              Jerry W. Eller

September 26, 1997      Executive Vice        G. ALFRED WEBSTER
                        President and         ------------------------------
                        Director              G. Alfred Webster

September 26, 1997      Senior Advisor        ROBERT A. WARD
                        to President and      ------------------------------
                        Director              Robert A. Ward

September 26, 1997      Director              CHARLES R. CARTER
                                              ------------------------------
                                              Charles R. Carter


September ___, 1997     Director              -------------------------------
                                              Kenneth G. Langone

September 26, 1997     Director              DONALD F. ORR
                                             -------------------------------
                                             Donald F. Orr


September 26, 1997     Director              J. B. DAVIS
                                             -------------------------------
                                             J. B. Davis


September 26, 1997    Director               R. WILEY BOURNE, JR.
                                             -------------------------------
                                             R. Wiley Bourne, Jr.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements

  The following financial statements and report of independent auditors included in the Annual Report of Unifi, Inc. to its Shareholders for the fiscal year ended June 29, 1997, are incorporated herein by reference.
  With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2, 5, 6, 7, 7A and 8 herein, the 1997 Annual Report to shareholders is not deemed to be filed as part of this report.

                                                                     Annual
                                                                     Report
                                                                      Pages

     Consolidated Balance Sheets at June 29, 1997
      and June 30, 1996                                                17

     Consolidated Statements of Income for the
       Years Ended June 29, 1997, June 30, 1996,
       and June 25, 1995                                               18

     Consolidated Statements of Changes in
       Shareholders' Equity for the Years Ended
       June 29, 1997, June 30, 1996, and June 25,
       1995                                                            19

     Consolidated Statements of Cash Flows for
       the Years Ended June 29, 1997, June 30,
       1996, and June 25, 1995                                         20

     Notes to Consolidated Financial Statements                     21 - 27

     Report of Independent Auditors                                    16

(a)  2.  Financial Statement Schedules
                                                                  Form 10-K
                                                                     Pages
     Schedules for the three years ended June 29, 1997:
      II - Valuation and Qualifying Accounts                         IV-6

     Schedules other than those above are omitted because they are not required, are not applicable, or the required information is given in the consolidated financial statements or notes thereto.
                                   IV-1

     Individual financial statements of the Registrant have been omitted because it is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total assets as shown by the most recent year-end consolidated balance sheet.

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

(2a-5) Form of Agreement and Plan of Triangular Merger, dated July 15, 1993, by and between Unifi, Inc. and Pioneer Yarn Mills, Inc., Pioneer Spinning, Inc., Edenton Cotton Mills, Inc., and Pioneer Cotton Mills, Inc., (the "Pioneer Corporations"), filed as Exhibit 2.1 to Unifi, Inc.'s Registrations Statement on Form S-4 (Registration No. 33-65454), which is incorporated herein by reference.

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

(2a-8) Contribution Agreement, dated June 30, 1997, by and between Parkdale
       Mills, Inc., Unifi, Inc., UNIFI Manufacturing, Inc. and Parkdale America, LLC, filed as Exhibit (2) to Unifi's Form 8-K with the Commission on July 15, 1997, which is incorporated herein by reference.

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

(10f) *Unifi, Inc.'s 1996 Incentive Stock Option Plan, (filed as Exhibit 10(f) with the Company's Form 10-K for the fiscal year-ended June 30,
      1996), which is incorporated herein by reference.

(10g) *Unifi, Inc.'s 1996 Non-Qualified Stock Option Plan, (filed as Exhibit 10(g) with the Company's Form 10-K for fiscal year-ended June 30,
      1996), which is incorporated herein by reference.

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

(10k) Factoring Agreement dated August 23, 1995, and a Letter Amendment thereto dated October 16, 1995, by and between Unifi, Inc. and Republic Factors Corp., (filed as Exhibit (10k) with the Company's Form 10-K for the fiscal year ended June 30, 1996), which is incorporated herein by reference.

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

(10n) *Severance Compensation Agreement between Unifi, Inc. and William T. Kretzer, dated July 20, 1996, expiring on July 19, 1999 (similar agreements were signed with G. Allen Mebane, Robert A. Ward, Jerry W. Eller and G. Alfred Webster), (filed as Exhibit (10n) with the Company's Form 10-K for fiscal year ended June 30, 1996), which is incorporated herein by reference.

(10o) Credit Agreement, dated April 15, 1996, by and between Unifi, Inc. and The Several Lenders from Time to Time Party thereto and NationsBank, N.A. as agent, (filed as Exhibit (10o) with the Company's Form 10-K for the fiscal year ended June 30, 1996), which is incorporated herein by reference.

(10p) Lease Agreement, dated May 20, 1997, by and between NationsBanc Leasing & R.E. Corporation and UNIFI Manufacturing, Inc., filed herewith.

(11)   Computation of Earnings per share.

(13a) Portions of Unifi, Inc.'s 1997 Annual Report to Shareholders which are incorporated herein by reference, as a part of this Form 10-K for fiscal year ended June 29, 1997, filed herewith.

(13b-1)Report of Independent Auditors/Ernst & Young LLP - on the Consolidated
       Financial Statements of Unifi, Inc. as of June 29, 1997 and each of the three years in the period ended June 29, 1997.

(21)   Subsidiaries of Unifi, Inc.

(23)   Consent of Ernst & Young LLP.

(27)   Financial Data Schedule

(b)    Reports on Form 8-K


     (i) Form 8-K dated June 30, 1997, and filed with the commission on July 15, 1997, was filed to report the Company's entering into a Contribution Agreement with Parkdale Mills, Inc. concerning its cotton spinning operations.



* NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          UNIFI, INC. AND SUBSIDIARIES
                                 JUNE 29, 1997
                                 (in thousands)


     COLUMN A                   COLUMN B              COLUMN C                  COLUMN D          COLUMN E
------------------------       ---------     -------------------------         --------           --------

                                                      Additions
                                                    --------------
                                 Balance       Charged       Charged to                           Balance
                                   at             to            Other                               at
                              Beginning of     Costs and      Accounts-       Deductions-         End of
    Description                 Period         Expenses       Describe          Describe          Period
------------------------       -----------    ----------     -----------      -----------         -------
Allowance for doubtful accounts:

Year ended June 29, 1997    $  6,595          $  4,390        $   --            $ (5,523) (a)     $  5,462
Year ended June 30, 1996       6,452             3,660            --              (3,517) (a)        6,595
Year ended June 25, 1995       4,302             5,524            --              (3,374) (a)        6,452


(a) Included uncollectible accounts written off and customer claims paid, net of certain recoveries.


Unrealized (gains)/losses on certain investments:

Year ended June 29, 1997    $     --          $   --          $   --            $   --            $    --
Year ended June 30, 1996      (1,835)             --            1,835 (b)           --                 --
Year ended June 25, 1995       1,445              --           (3,280)(c)           --              (1,835)


(b Represents the change in fair market value of the related investment securities and the entry to reflect the dispostion of the underlying investments.
(c) Represents the change in fair market value of the related investment securities.

