Form 10-Q
period 1997-09-28
UNIFI INC
filed 1997-11-12
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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

                 Class                     Outstanding at  November 2, 1997
  Common Stock, par value $.10 per share          60,837,190 Shares





Part I. Financial Information


                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets
                                           September 28,   June 29,
                                                1997         1997
                                            (Unaudited)     (Note)
                                             (Amounts in Thousands)
  ASSETS:
  Current assets:
    Cash and cash equivalents                    $12,215      $9,514
    Receivables                                  184,446     224,233
    Inventories:
      Raw materials and supplies                  39,914      54,979
      Work in process                             12,119      11,791
      Finished goods                              70,850      75,493
    Other current assets                           3,603       3,688
      Total current assets                       323,147     379,698
  Property, plant and equipment                  954,306   1,147,148
    Less:  accumulated depreciation              450,776     548,775
                                                 503,530     598,373
  Equity investment in unconsolidated            193,467       1,851
    affiliates
  Other noncurrent assets                         38,822      38,781
      Total assets                            $1,058,966  $1,018,703


  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Note payable                                 $10,000         $--
    Current maturities of long-term  debt             88       1,189
    Accounts payable                              97,135     119,623
    Accrued expenses                              21,924      35,854
    Income taxes payable                          15,171       6,887
      Total current liabilities                  144,318     163,553
  Long-term debt                                 308,325     255,799
  Deferred income taxes                           57,134      50,820
  Shareholders' equity:
    Common stock                                   6,088       6,121
    Retained earnings                            548,730     545,099
    Cumulative translation adjustment            (5,629)     (2,689)
      Total shareholders' equity                 549,189     548,531
      Total liabilities and shareholders'     $1,058,966  $1,018,703
       equity




  Note: The balance sheet at June 29, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  See Accompanying Notes to Condensed Consolidated Financial Statements.






                                   UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                                              For the Quarters Ended
                                          September 28,   September 29,
                                               1997           1996
                                          (Amounts in Thousands, Except
                                          Per Share Data)


  Net Sales                                     $329,842       $414,715
  Cost of goods sold                             280,324        364,770
  Selling, general & administrative                9,895         10,830
       expense
  Operating income                                39,623         39,115
  Interest expense                                 3,271          2,922
  Interest income                                    458            532
  Other income                                       290            198
  Equity in earnings of unconsolidated             4,621             --
     affiliates


  Income before income taxes                      41,721         36,923


  Provision for income taxes                      14,196         12,968

  Net income                                     $27,525        $23,955




  Earnings per share: Primary                       $.45           $.37

                Fully diluted                       $.45           $.37

  Cash dividends per share                          $.14           $.11













  See Accompanying Notes to Condensed Consolidated Financial Statements.






                                   UNIFI, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                                             For the Quarters Ended
                                            September 28,  September 29,
                                                1997        1996
                                             (Amounts in Thousands)


  Cash and cash equivalents provided by          $54,946     $18,643
  operating activities

  Investing activities:

     Capital expenditures                       (59,022)    (36,090)
     Investments in unconsolidated equity       (34,027)          --
       affiliates
     Sale of capital assets                          203       1,388
     Proceeds from notes receivable                  137         258
     Other                                         (361)          --
       Net investing activities                 (93,070)    (34,444)

  Financing activities:

     Issuance of  Company common stock               608         416
     Stock option tax benefit                      1,443          --
     Purchase and retirement of Company         (17,394)     (9,336)
       common stock
     Borrowing of long-term debt                  75,000      10,000
     Payments of long-term debt                 (10,120)          --
     Cash dividends paid                         (8,557)     (7,094)
     Other                                          (27)          --
       Net financing activities                   40,953     (6,014)

  Currency translation adjustment                  (128)        (10)

  Net increase (decrease) in cash and cash         2,701    (21,825)
     equivalents

  Cash and cash equivalents - beginning            9,514      24,473

  Cash and cash equivalents - ending             $12,215      $2,648





  See Accompanying Notes to Condensed Consolidated Financial Statements.







                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements

 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of Management, necessary to present fairly the financial position at September 28, 1997, and the results of operations and cash flows for the quarters ended September 28, 1997, and September 29, 1996. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

     Computation of average shares outstanding (in 000's):
                                                 Quarters Ended
                                        September 28,  September 29,
                                               1997        1996
               Weighted   average   shares      61,009      64,537
               outstanding
               Add:  dilutive options              689         636
               Primary shares                   61,698      65,173
               Incremental  shares  arising         37           3
               from full dilution
               assumption
               Average shares assuming
                  full dilution                 61,735      65,176


 (d)Common Stock

    On  October 23,  1997, the  Company's  Board of  Directors declared  a  cash
    dividend   of  14  cents  per  share  payable  on  November  14,  1997,   to
    shareholders of record on November 7, 1997.






 (e)Investments in unconsolidated affiliates

    Investments in affiliates consist of a 34% interest in Parkdale America, LLC and a 50% interest in MiCELL Technologies, Inc. These investments are reported using the equity method.

    Parkdale America, LLC (the LLC) was created on June 30, 1997, when the Company and Parkdale Mills, Inc. (Parkdale) of Gastonia, North Carolina entered into a Contribution Agreement (the Agreement) that set forth the terms and conditions whereby each entity's open-end and air jet spun cotton yarn assets and certain long-term debt obligations were contributed to the LLC. In accordance with the Agreement, each entity's inventory, owned real and tangible personal property and improvements thereon and the Company's leased real property associated with the operations were contributed to the LLC. Additionally, the Company contributed $32.9 million in cash to the LLC on June 30, 1997, and is required to contribute $10.0 million in cash on June 30, 1998, and $10.0 million on June 30, 1999, whereas Parkdale contributed cash of $51.6 million on June 30, 1997. The LLC assumed certain long-term debt obligations of Unifi and Parkdale in the amounts of $23.5 million and $46.0 million, respectively. In exchange for the assets contributed to the LLC and the liabilities assumed by the LLC, the Company received a 34% interest in the LLC and Parkdale received a 66% interest in the LLC. The excess of the Company's investment over its equity in the underlying net assets of the LLC approximates $80 million and is being amortized on a straight-line basis over 30 years as a component of the equity in earnings of unconsolidated affiliates. Net sales and operating loss for the prior year first quarter from the Company's spun cotton yarn operations contributed to the LLC amounted to $75.4 million and $0.8 million, respectively.

    Condensed balance sheet and income statement information as of and for the quarter ended September 28, 1997, of the unconsolidated affiliates is as follows (in $000):


                     Current assets                 $220,758
                     Noncurrent assets               180,218
                     Current liabilities             111,907
                     Shareholders' equity            289,069

                     Net sales                      $166,279
                     Gross profit                     23,542
                     Income from operations           15,269
                     Income before income taxes       15,269

  (f)Recent Accounting Pronouncements

     In February 1997, the FASB issued Statements of Financial Accounting Standards No. 128, `Earnings Per Share,' (SFAS 128) which is required to be adopted in the December 1997 fiscal quarter. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has determined that the impact of SFAS 128 will not have a significant effect on the calculation of basic and diluted earnings per share.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, `Reporting Comprehensive Income,' (SFAS 130) which is required to be adopted for fiscal years beginning after December 15, 1997, if not previously adopted. SFAS 130 requires the reporting of comprehensive income and its components in complete general purpose financial statements as well as requires certain interim comprehensive income information be disclosed. Comprehensive income represents the change in net assets of a business during a period from non-owner sources. Such non-owner changes in net assets that are not included in net income include, among others, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and certain minimum pension liabilities. The Company has not as yet determined the impact that the adoption of this standard will have on its consolidated financial statements.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, `Disclosures about Segments of an Enterprise and
     Related Information,' (SFAS 131) which is required to be adopted for fiscal years beginning after December 15, 1997, if not previously adopted. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision maker for purposes of assessing performance and allocating resources. The Company has not completed its analysis of the effect that the adoption of this standard will have on its financial statement disclosure, however, the adoption of SFAS 131 will not affect results of operations or financial position.

  (g)Year 2000 Computer Conversion Status

     The Company is in process of identifying the business issues associated with the year 2000 that impact information systems both internally and in relation to our external customers, suppliers and other business associates. Factors considered in the assessment of the business issues involved with the year 2000 include the evaluation of compliance capabilities and the current status of the Company's enterprise-wide system conversion project, significant customers' and vendors' compliance plans and status thereof (including the impact on electronic commerce systems with these companies) and the compliance plans and status for businesses in which the Company has investments in their operations.

     The Company has identified a team of professionals with the responsibility of addressing business issues associated with the year 2000 and has completed a preliminary assessment of the issues and actions needed to be performed. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems. The Company has not completed its evaluation of year 2000 compliance plans for its external business affiliates but is not aware of any material exposure or contingency to date.








  (h)Pending Acquisition

     On September 15, 1997, the Company entered an Agreement and Plan of Triangular Merger with SI Holding Company to acquire their covered yarn business for approximately $49.2 million. Additionally, covenants-not-to-compete have been entered with the principal operating officers of the acquired company in exchange for $9.2 million, to generally be paid over the terms of the covenants. The merger is expected to close effective November 14, 1997. The acquisition, which is not deemed significant to the Company's consolidated net assets or results of operations, will be accounted for by the purchase method of accounting.







                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales decreased 2.8% in the quarter from $339.3 million to $329.8 million after eliminating the net sales of our spun cotton yarn operations for the prior year quarter. The spun cotton yarn operations were contributed to Parkdale America, LLC on June 30, 1997, and had net sales of $75.4 million for the first quarter of the prior fiscal year. Volume remained relatively consistent year-over-year while average unit prices, based on product mix, declined 2.0% after giving effect to the elimination of the spun cotton yarn operations.

  Demand for our domestic yarn products improved throughout the quarter after a slow start in the July holiday period and our export volume remained steady in the face of a strong U.S. dollar. For the quarter, domestic polyester and nylon sales declined over the prior year due to reduced unit volumes of 1.7% while average unit prices, based on product mix, remained virtually unchanged. Internationally, sales declined 7.4% as decreases in average unit prices, based on product mix, offset increases in units sold. Volume in our European operations returned to expected levels after the summer holiday period.

  Gross margin as a percentage of net sales for the quarter increased 0.7% over the prior year after removing spun yarn operating results for that period. Decreases in raw material, based on product mix, as a percentage of net sales was the primary source of the improved margin. Before giving effect to the contribution of our spun cotton yarn operations to Parkdale America, LLC, the gross margin percentage improved 3.0% from 12.0% in the prior year quarter to 15.0% in the current quarter.

  Selling, general and administrative expense as a percentage of net sales increased from 2.6% to 3.0% from the prior year quarter to the current quarter. On a dollar basis, selling, general and administrative expense decreased $0.9 million from $10.8 million to $9.9 million. Lower selling, general and administrative costs in the current quarter reflect cost reductions associated with the contribution of our spun cotton yarn operations at the beginning of the quarter. The increase in selling, general and administrative expense as a percentage of net sales resulted from the lower sales base in the current quarter in combination with cost reduction efforts that were achieved incrementally throughout the quarter.

  Interest expense increased from $2.9 million in the prior fiscal year first quarter to $3.3 million in the current quarter. This is attributable to increased levels of debt outstanding at higher interest rates in the current period compared to year ago levels. Interest income declined from $532 thousand in the prior year quarter to $458 thousand in the current quarter.






  Other income increased to $290 thousand in the current quarter from $198 thousand in the prior year quarter.

  Income from our equity affiliates, Parkdale America, LLC and MiCELL Technologies, Inc., contributed $4.6 million to pre-tax income for the quarter. During the first quarter of fiscal 1997, net sales and operating loss from our spun cotton yarn assets contributed to Parkdale America, LLC amounted to $75.4 million and $0.8 million, respectively. See Note (e) to the financial statements for additional information regarding unconsolidated affiliates.

  Our effective tax rate declined 1.1% from 35.1% in the prior year quarter to 34.0% in the current quarter. The reduction in the effective tax rate reflects the recognition of state and federal tax credits in the current year period above those of the prior year period.

  As a result of the above, the Company realized net income of $27.5 million, or $.45 per primary share, in the current quarter compared to $24.0 million, or $.37 per primary share, in the prior year quarter.

  Liquidity and Capital Resources

  Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $54.9 million for the first quarter of fiscal 1998 compared to $18.6 million for the first quarter of fiscal 1997. Changes in working capital contributed $9.1 million of cash from operating activities of which accounts receivable was the primary source contributing a total of $38.8 million. This amount was offset, in part, by net decreases in accounts payable, accrued liabilities and income taxes which totaled $27.1 million. Non-cash adjustments to cash provided by operations aggregated $18.3 million for the quarter. Depreciation and amortization totaling $15.8 million and the deferred income tax provision for the period which amounted to $6.3 million were partially offset by the equity in earnings of unconsolidated affiliates of $4.6 million.

  Working capital levels are more than adequate to meet the operating requirements of the Company. We ended the current quarter with working capital of $178.8 million which included cash and cash equivalents of $12.2 million.

  The Company utilized $93.1 million for net investing activities and obtained $41.0 million from net financing activities, during the quarter ended September 28, 1997. Significant expenditures during the quarter included $59.0 million for capacity expansions and upgrading of facilities, $34.0 for investments in equity affiliates, $8.6 million for the payment of the Company's cash dividends and $17.4 million for the purchase and retirement of Company common stock. The Company utilized proceeds from net borrowings under its long-term debt agreement of $64.9 million and $2.0 million from other sources to offset these cash expenditures.

  As discussed in Note (e) to the financial statements, on June 30, 1997, the Company and Parkdale Mills, Inc. (Parkdale) contributed the inventory and the owned and leased tangible real and personal property associated with their open-end and air jet spun cotton yarn operations to Parkdale America, LLC (the LLC). Additionally, the Company contributed $32.9 million in cash to the LLC on June 30, 1997, and is required to contribute $10.0 million on June 30, 1998, and $10.0 million on June 30, 1999, whereas Parkdale contributed cash of $51.6 million on June 30, 1997. The LLC assumed certain long-term debt obligations of the Company and Parkdale in the amounts of $23.5 million and $46.0 million, respectively. In exchange for the assets contributed to the LLC and the liabilities assumed by the LLC, the Company received a 34% interest in the LLC and Parkdale received a 66% interest in the LLC. It is anticipated that the LLC will distribute dividends to the Company and Parkdale sufficient to satisfy any income tax liability attributable to the taxable earnings of the LLC. Additionally, the Company is not obligated to provide the LLC with any further cash contributions beyond those described herein.


  On  September  15,  1997,  the  Company  entered  an  Agreement  and  Plan  of
  Triangular  Merger with  SI  Holding Company  to  acquire their  covered  yarn
  business  for approximately  $49.2 million.   Additionally,  covenants-not-to-
  compete have been entered with the principal operating officers of the acquired company in exchange for $9.2 million, to generally be paid over the terms of the covenants. The Company has received the necessary approvals from governmental agencies and the transaction is expected to close effective November 14, 1997. The acquisition, which is not deemed significant to the Company's consolidated net assets or results of operations, will be accounted for by the purchase method of accounting.

  At September 28, 1997, the Company has committed approximately $207.7 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during fiscal years 1998 and 1999. A significant component of these committed funds as well as a major component of the year to date capital expenditures is the continuing construction of a polyester fiber production facility in Yadkinville, North Carolina. In addition to this project, the Company is in process of constructing a new nylon texturing and covering facility in Madison, North Carolina. This plant will consolidate the existing capacity at several locations, replacing older equipment with state-of-the-art technology, and will provide for additional capacity and expansion capabilities. Certain construction and machinery components of this project are still under negotiation.

  On October 21, 1993, the Board of Directors authorized Management to repurchase up to 15 million shares of Unifi's common stock from time to time at such prices as Management feels advisable and in the best interest of the Company. Through September 28, 1997, 10.2 million shares have been repurchased at a total cost of $279.8 million pursuant to this Board authorization.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital, Company common stock repurchases and other financial needs.






  Cautionary Statement on Forward-Looking Statements

  Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain `forward-looking statements' within the meaning of federal security laws about the Company's financial condition and results of operations that are based on current expectations, estimates and projections about the markets in which the Company operates, Management's beliefs and assumptions made by Management. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management's judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

  Factors that may cause actual outcome and results to differ materially from these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, timely completion of and changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by unforeseen economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest rates, inflation rates, recession and other economic and political factors over which the Company has no control.






Part II. Other Information


                              UNIFI, INC.




  Item 6.                        Exhibits and Reports on Form 8-K


            (27)  Financial Data Schedule


        (b) Form 8-K dated June 30, 1997, and filed with the Commission on July 15, 1997, was filed during the Company's first quarter to report the contribution of the Company's spun cotton yarn operations to a newly created limited liability company named Parkdale America, LLC.






                                UNIFI, INC.


  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIFI, INC.









  Date:11/12/97                               WILLIS C. MOORE, III
                                              Willis C. Moore, III
                                              Senior-Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)