Form 10-Q
period 1997-12-28
UNIFI INC
filed 1998-02-11
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 28, 1997

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

                                (336) 294-4410
               (Registrant's telephone number, including area code)
                                 Same
               (Former name, former address and former fiscal year,
                          if changed since last report)

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

                Class                   Outstanding at  February 1, 1998
  Common Stock, par value $.10 per share          61,587,997 Shares

Part I.  Financial Information


                                   UNIFI, INC.
                       Condensed Consolidated Balance Sheet

                                              (Amounts in Thousands)
                                          December 28,     June, 29,
                                              1997           1997
                                           (Unaudited)      (Note)
  ASSETS:
  Current assets:
    Cash and cash equivalents                   $5,073       $9,514
    Receivables                                185,353      224,233
    Inventories:
      Raw materials and supplies                45,629       54,979
      Work in process                           12,409       11,791
      Finished goods                            86,359       75,493
    Other current assets                         2,606        3,688
      Total current assets                     337,429      379,698
  Property, plant and equipment              1,026,813    1,147,148
    Less:  accumulated depreciation            460,764      548,775
                                               566,049      598,373
  Equity investment in
    unconsolidated affiliates                  199,274        1,851
  Other noncurrent assets                       79,777       38,781
      Total assets                          $1,182,529   $1,018,703


  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Notes payable                              $10,088       $1,189
    Accounts payable                            69,302      119,623
    Accrued expenses                            34,788       35,854
    Income taxes payable                         4,039        6,887
      Total current liabilities                118,217      163,553
  Long-term debt                               413,326      255,799
  Other noncurrent liabilities                   8,102           --
  Deferred income taxes                         57,130       50,820
  Shareholders' equity:
    Common stock                                 6,139        6,121
    Capital in excess of par value              20,501           --
    Retained earnings                          565,456      545,099
    Cumulative translation adjustment           (6,342)      (2,689)
      Total shareholders' equity               585,754      548,531
      Total liabilities and
       shareholders' equity                 $1,182,529   $1,018,703

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

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                   Condensed Consolidated Statements of Income
                                       (Unaudited)

                            (Amounts in Thousands Except Per Share Data)
                            For the Quarters Ended  For the Six Months Ended
                                 Dec. 28,  Dec. 29,  Dec. 28,   Dec. 29,
                                   1997      1996      1997       1996

  Net sales                      $343,096  $419,345   $672,938   $834,060
  Cost of goods sold              284,091   360,487    564,415    725,257
  Selling, general &
   admin. expense                  10,595    11,247     20,490     22,077
  Operating income                 48,410    47,611     88,033     86,726
  Interest expense                  3,285     2,958      6,556      5,880
  Interest income                    (414)     (562)      (872)    (1,094)
  Other (income) expense              549     1,039        259        841
  Equity in (earnings) losses of
   unconsolidated losses of
   affiliates                      (4,516)       94     (9,137)        94
  Income before income taxes       49,506    44,082     91,227     81,005
  Provision for income taxes       16,487    15,292     30,683     28,260
  Income before cumulative
   effect of accounting change     33,019    28,790     60,544     52,745
  Cumulative effect of
   accounting change, net of
   tax                              4,636        --      4,636         --
  Net income                      $28,383   $28,790    $55,908    $52,745

  Earnings per common share:
   Income before cumulative
    effect of accounting
    change                           $.54      $.45       $.99       $.82
   Cumulative effect of
    accounting change, net of
    tax                               .08        --        .07         --
   Net income per common share       $.46      $.45       $.92       $.82
  Earnings per common share -
   assuming dilution:
   Income before cumulative
    effect of accounting
    change                           $.54      $.44       $.98       $.81
   Cumulative effect of
    accounting change, net of
    tax                               .08        --        .07         --
   Net income per common share
    - assuming dilution              $.46      $.44       $.91       $.81

  Cash dividends per share           $.14      $.11       $.28       $.22

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                             (Amounts in Thousands)
                                            For the Six Months Ended
                                            December 28, December 29,
                                                1997        1996
  Cash and cash equivalents provided by
    operating activities, net of
    acquisition                                 $60,667     $83,018

  Investing activities:
     Capital expenditures                      (136,370)    (66,983)
     Acquisitions                               (25,644)         --
     Investments in unconsolidated equity
      affiliates                                (35,152)     (1,125)
     Sale of capital assets                         731       1,410
     Proceeds from notes receivable                 273         525
     Other                                       (2,878)         --
       Net investing activities                (199,040)    (66,173)

  Financing activities:
     Issuance of  Company common stock              191         790
     Stock option tax benefit                     1,443          --
     Purchase and retirement of Company
      common stock                              (20,187)    (63,783)
     Borrowing of long-term debt                180,000      95,000
     Payments of long-term debt                 (10,120)    (40,000)
     Cash dividends paid                        (17,070)    (14,191)
     Other                                          (27)         --
       Net financing activities                 134,230     (22,184)

  Currency translation adjustment                  (298)        273

  Net increase (decrease) in cash and cash
    equivalents                                  (4,441)     (5,066)

  Cash and cash equivalents - beginning           9,514      24,473

  Cash and cash equivalents - ending             $5,073     $19,407


  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements

 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 28, 1997, and the results of operations and cash flows for the periods ended December 28, 1997, and December 29, 1996. Such adjustments consisted of normal recurring items except for the cumulative effect of accounting change recorded in the current period as
    described further  in  Note  (i).   Interim  results  are  not  necessarily
    indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

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

 (c)Earnings per share

    The following table sets forth the computation of basic and diluted earnings per share:

                             For the Quarters Ended For the Six Months Ended

                                  Dec. 28,   Dec. 29,   Dec. 28,    Dec. 29,
                                    1997       1996       1997        1996
        Numerator:
         Income before cumulative
          effect of accounting
          change                  $33,019    $28,790     $60,544    $52,745

         Cumulative effect of
          accounting change, net
          of tax                    4,636         --       4,636         --

         Net income               $28,383      $28,790   $55,908     $52,745

                             For the Quarters Ended For the Six Months Ended

                                  Dec. 28,   Dec. 29,    Dec. 28,   Dec. 29,
                                    1997       1996        1997       1996

        Denominator:
         Denominator for basic
          earnings per share -
          weighted average
          shares                   61,106     64,377     61,058      64,457

         Effect of dilutive
          securities:
           Stock options              589        772        639         704

         Dilutive potential common
          shares Denominator for
          diluted earnings per
          share-adjusted weighted
          average shares and
          assumed conversions      61,695     65,149     61,697      65,161

 (d)Common Stock

    On January 8, 1998, the Company's Board of Directors declared a cash dividend of 14 cents per share payable on February 6, 1998, to shareholders of record on January 31, 1998.

 (e)Investments in unconsolidated affiliates

    Investments in affiliates consist of a 34% interest in Parkdale America, LLC (the LLC) and a 48.5% interest in MiCELL Technologies, Inc. (MiCELL). These investments are reported using the equity method.

    The LLC was created on June 30, 1997, when the Company and Parkdale Mills, Inc. (Parkdale) of Gastonia, North Carolina entered into a Contribution Agreement (the Agreement) that set forth the terms and conditions whereby each entity's open-end and air jet spun cotton yarn assets and certain long-term debt obligations were contributed to the LLC. In accordance with the Agreement, each entity's inventory, owned real and tangible personal property and improvements thereon and the Company's leased real property associated with the operations were contributed to the LLC. Additionally, the Company contributed $32.9 million in cash to the LLC on June 30, 1997, and is required to contribute $10.0 million in cash on June 30, 1998, and $10.0 million on June 30, 1999, whereas Parkdale contributed cash of $51.6 million on June 30, 1997. The LLC assumed certain long-term debt obligations of the Company and Parkdale in the amounts of $23.5 million and $46.0 million, respectively. In exchange for the assets contributed to the LLC and the liabilities assumed by the LLC, the Company received a 34% interest in the LLC and Parkdale received a 66% interest in the LLC. The excess of the Company's investment over its equity in the underlying net assets of the LLC approximates $58 million and is being amortized on a straight-line basis over 30 years as a component of the equity in earnings of unconsolidated affiliates. Net sales and operating income for the prior year second quarter and for the prior year to date attributable to the Company's spun cotton yarn operations contributed to the LLC amounted to $72.8 million and $1.0 million and $148.2 million and $0.2 million, respectively. Condensed balance sheet and income statement information as of December 28, 1997, and for the quarter and year-to-date periods ended December 28,1997, of the unconsolidated affiliates is as follows (in $000):

                                        December 28,
                                           1997

     Current assets                      $405,548
     Noncurrent assets                    210,782
     Current liabilities                  261,826
     Shareholders' equity                 354,504

                                      Quarter Ended   For the Six Months Ended
                                      Dec. 28, 1997       Dec. 28, 1997

     Net sales                           $151,348            $317,627
     Gross profit                          20,394              43,935
     Income from operations                15,117              30,386
     Net Income                            15,117              30,386

     The LLC is organized as a partnership for tax purposes. Taxable income is passed through the LLC to the shareholders in accordance with the Operating Agreement of the LLC.

  (f)Recent Accounting Pronouncements

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128) which was required to be adopted in the December 1997 fiscal quarter. The Company adopted SFAS 128 in the current quarter and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share continues to reflect the assumed conversion of all potentially diluted securities, without significant changes in the method of computation.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130," Reporting Comprehensive Income," (SFAS 130) which is required to be adopted for fiscal years beginning after December 15, 1997, if not previously adopted. SFAS 130 requires the reporting of comprehensive income and its components in complete general purpose financial statements as well as requires certain interim comprehensive income information be disclosed. Comprehensive income represents the change in net assets of a business during a period from non-owner sources. Such non-owner changes in net assets that are not included in net income include, among others, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and certain minimum pension liabilities. The Company has not as yet determined the impact that the adoption of this standard will have on its consolidated financial statements.


     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which is required to be adopted for fiscal years beginning after December 15, 1997, if not previously adopted. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision maker for purposes of assessing performance and allocating resources. The Company has not completed its analysis of the effect that the adoption of this standard will have on its financial statement disclosure, however, the adoption of SFAS 131 will not affect results of operations or financial position.

  (g)Year 2000 Compliance Status

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

  (h)Acquisition

     On November 14, 1997, the Company completed its previously announced Agreement and Plan of Triangular Merger with SI Holding Company and thereby acquired their covered yarn business for approximately $46.6 million. Additionally, covenants-not-to-compete were entered into with the principal operating officers of the acquired company in exchange for $9.2 million, to generally be paid over the terms of the covenants. The acquisition, which is not deemed significant to the Company's consolidated net assets or results of operations, is being accounted for by the purchase method of accounting.


  (i)Cumulative Effect of Accounting Change


     Pursuant to Emerging Issues Tasks Force No. 97-13 issued in November 1997, the Company changed its accounting policy in the second quarter of fiscal 1998 regarding a project to install an entirely new computer software system that it began in fiscal 1995. Previously, substantially all direct costs relating to the project were capitalized, including the portion related to business process reengineering. In accordance with this accounting pronouncement, the unamortized balance of these reengineering costs as of September 28, 1997 of $7.5 million ($4.6 million after tax) or $.08 per share was written off as a cumulative catch-up adjustment in the second quarter of fiscal 1998.

  (j)Subsequent Event

     The Company announced on January 8, 1998, its intent to offer and sell up to $300 million of senior, unsecured debt securities (the "Notes") to qualified institutional buyers in the U.S. and to non-U.S. investors outside the United States. On February 2, 1998, $250 million of these securities were sold. The net proceeds of the offering were used to repay a portion of the Company's bank credit facility. The Notes bear a coupon rate of interest of 6.50% and mature in 2008.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales decreased 1.0% in the quarter from $346.6 million to $343.1 million and declined 1.9% for the year to date from $685.9 million for the prior year six month period to $672.9 million in the corresponding current year period, after eliminating the net sales of the Company's spun cotton yarn operations that were contributed to Parkdale America LLC at the beginning of the current fiscal year. Net sales of the spun cotton yarn operations were $72.8 million and $148.2 million for the prior year second quarter and year to date, respectively. Unit volume for the quarter and year to date periods, after eliminating spun yarn cotton operations from the prior year periods, increased 1.3% and 0.3%, respectively. Average unit sales prices, based on product mix, declined 2.5% for the quarter and 2.0% for the year to date after giving effect to the elimination of spun cotton yarn sales for the prior year periods.

  Domestically, polyester and nylon yarn sales declined slightly for the quarter due primarily to a decline in average sales price, based on product mix. For the year-to-date period, sales of our polyester and nylon yarns decreased approximately 1.6% due to slight declines in both unit sales and average sales prices. Internationally, sales declined 1.4% for the quarter and 4.1% for the year to date as decreases in unit prices for both periods offset increases in unit sales over prior year corresponding periods. Also impacting the current quarter sales relative to the prior year was the strengthening of the U.S. dollar to the Irish punt during this period which had the currency translation effect of reducing net sales by $4.1 million.

  Gross profit increased 6.4% to $59.0 million for the quarter and 4.4% to $108.5 million for the year to date, after eliminating spun cotton yarn operating results from the prior year periods. Gross margin (gross profit as a percentage of net sales) improved 1.2% for the quarter and 0.9% for the year to date compared to the prior year periods, after removing the spun cotton yarn operating results for these periods. Decreases in fiber and manufacturing components of cost of sales more than offset increases in depreciation and other fixed charges as a percentage of net sales for both current year periods compared to the corresponding prior year periods resulting in the improved gross margin percentages.

  Selling, general and administrative expenses as a percentage of net sales increased from 2.7% in last year's quarter to 3.1% this quarter. On a year-to-date basis, selling, general and administration expense as a percentage of net sales increased from 2.6% last year to 3.0% this year. On a dollar basis, selling, general and administrative expense declined $0.7 million to $10.6 million for the quarter and decreased $1.6 million to $20.5 million for the year to date. Lower selling, general and administrative expenses for both current year periods reflect cost reductions associated with the contribution of our spun cotton yarn operations at the beginning of the fiscal year. The increase in selling, general and administrative expense as a percentage of net sales for both current year periods is attributable to the lower sales base discussed above.

  Interest expense increased $0.3 million to $3.3 million in the current quarter and $0.7 million to $6.6 million for the year-to-date period. The increase in interest expense for both current year periods reflects higher levels of outstanding debt at higher average interest rates. Interest income has decreased from $0.6 million in last year's second quarter to $0.4 million in the current quarter. For the six month period, interest income has decreased from $1.1 million last year to $0.9 million in the current period. Other expense declined $0.5 million for the quarter and $0.6 million for the year to date compared to the corresponding periods in the prior year.

  Income from our equity affiliates, Parkdale America, LLC and MiCELL Technologies, Inc., contributed $4.5 million to pre-tax income for the quarter and $9.1 million for the year to date. During the second quarter of fiscal 1997, and for the corresponding year to date, net sales and operating income from our spun cotton yarn assets contributed to Parkdale America, LLC amounted to $72.8 million and $1.0 million, and $148.2 million and $0.2 million, respectively. See Note (e) to the financial statements for additional information regarding unconsolidated affiliates.

  The effective tax rate has decreased from 34.7% to 33.3% in the current quarter and from 34.9% to 33.6% for the year-to-date period. The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the realization of state and federal tax credits and the results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

  Pursuant to Emerging Issues Tasks Force No. 97-13 issued in November 1997, the Company changed its accounting policy in the second quarter of fiscal 1998 regarding a project to install an entirely new computer software system that it began in fiscal 1995. Previously, substantially all direct costs relating to the project were capitalized, including the portion related to business process reengineering. In accordance with this accounting pronouncement, the unamortized balance of these reengineering costs as of September 28, 1997 of $7.5 million ($4.6 million after tax) or $.08 per share was written off as a one-time, non-cash, cumulative catch-up adjustment in the second quarter of fiscal 1998.

  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128) which was required to be adopted in the December 1997 fiscal quarter. The Company adopted SFAS 128 in the current quarter and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share continues to reflect the assumed conversion of all potentially diluted securities, without significant changes in the method of computation.

  As a result of the above, the Company realized during the current quarter income before the cumulative effect of the accounting change of $33.0 million, or diluted earnings per share of $.54, compared to $28.8 million, or $.44 per share, for the corresponding quarter of the prior year. Net income for the current quarter amounted to $28.4 million, or $.46 per diluted share, after the charge for the cumulative effect of the change in accounting of $4.6 million, or $.08 per diluted share. Net income for the current six month year-to-date period amounted to $55.9 million, or $.91 per share, compared to corresponding amounts in the prior year-to-date period of $52.7 million, or $.81 per share. For the current year to date, income before the cumulative effect of the accounting change was $60.5 million, or $.98 per share, respectively.

  Liquidity and Capital Resources

  Cash provided by operations continues to be a primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $60.7 million for the six month period ended December 28, 1997, compared to $83.0 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, were decreases in accounts receivable of $51.2 million and non-cash adjustments aggregating $35.9 million. Depreciation and amortization of $34.1 million, the after-tax cumulative accounting change of $4.6 million and the deferred income tax provision of $6.3 million, offset by earnings of unconsolidated affiliates of $9.1 million, were the primary components of the non-cash adjustments to cash provided by operations. Offsetting these sources were an increase in inventory of $13.9 million and a decrease in accounts payable and accruals of $68.4 million. All working capital changes have been adjusted to exclude the effect of the current quarter acquisition. The decreases in account receivable and account payable and accruals were impacted by the contribution of the spun cotton yarn operations at the beginning of the fiscal year as well as the timing of the holiday shut down at the end of the current quarter relative to the shutdown that normally occurs near the beginning of our fiscal year. In addition, the timing of the Company's disbursements at the end of the current quarter compared to those of the prior fiscal year end contributed to the significant decline in accounts payable for the current period.

  Working capital levels are more than adequate to meet the operating requirements of the Company. We ended the current quarter with working capital of $219.2 million which included cash and cash equivalents of $5.1 million.

  The Company utilized $199.0 million for net investing activities and obtained $134.2 million from net financing activities, during the six month period ended December 28, 1997. Significant expenditures during this period included $136.4 million for capacity expansions and upgrading of facilities, $25.6 for acquisitions, $35.2 for investments in equity affiliates, $17.1 million for the payment of the Company's cash dividends, $20.2 million for the purchase and retirement of Company common stock and $0.2 million, net for other activity. The Company obtained proceeds from net borrowings under its long-term debt agreement of $169.9 million to substantially offset these cash expenditures.

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

  On November 14, 1997, the Company completed its previously announced Agreement and Plan of Triangular Merger with SI Holding Company and thereby acquired their covered yarn business for approximately $46.6 million. Additionally, covenants-not-to-compete were entered into with the principal operating officers of the acquired company in exchange for $9.2 million, to generally be paid over the terms of the covenants. The acquisition, which is not deemed significant to the Company's consolidated net assets or results of operations, is being accounted for by the purchase method of accounting.

  At December 28, 1997, the Company has committed approximately $192.4 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during fiscal years 1998 and 1999. A significant component of these committed funds as well as a major component of the year-to-date capital expenditures is the continuing construction of a polyester fiber production facility in Yadkinville, North Carolina. In addition to this project, the Company is in process of constructing a new nylon texturing and covering facility in Madison, North Carolina. This plant will consolidate the existing capacity at several locations, replacing older equipment with state-of-the-art technology, and will provide for additional capacity and expansion capabilities. Certain construction and machinery components of this project are still under negotiation.

  On October 21, 1993, the Board of Directors authorized management to repurchase up to 15 million shares of Unifi's common stock from time to time at such prices as management feels advisable and in the best interest of the Company. Through December 28, 1997, 10.2 million shares have been repurchased at a total cost of $282.5 million pursuant to this Board authorization.

  The Company announced on January 8, 1998, its intent to offer and sell up to $300 million of senior, unsecured debt securities (the "Notes") to qualified institutional buyers in the U.S. and to non-U.S. investors outside the United States. On February 2, 1998, $250 million of these securities were sold. The net proceeds of the offering were used to repay a portion of the Company's bank credit facility. The Notes bear a coupon rate of interest of 6.50% and mature in 2008.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital, Company common stock repurchases and other financial needs.

  Cautionary Statement on Forward-Looking Statements

  Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of federal security laws about the Company's financial condition and results of operations that are based on management's current expectations, estimates and projections about the markets in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

  Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.

Part II.  Other Information

                             UNIFI, INC.



  Item 4.  Submission of Matters to a Vote of Security Holders

        The Shareholders of the Company at their Annual Meeting held on the 23rd day of October 1997, considered and voted upon the election of four (4) Class 3 Directors of the Company.

        The Shareholders elected management nominees for the four (4) Class 3 Directors of the Company to serve until the Annual Meeting of the
        Shareholders in 2000 or until their successors are elected and qualified, as follows:


                Name of           Votes in         Votes         Votes
                Director            Favor         Against      Abstaining

           G. Allen Mebane        53,007,402         0          556,218
           William T. Kretzer     53,007,402         0          556,147
           J. B. Davis            53,007,402         0          556,147
           R. Wiley Bourne, Jr.   53,007,402         0          556,147


       The following persons continued to serve on the Company's Board of Directors until the Annual Meeting of Shareholders in 1998 for Class 1 and 1999 for Class 2:


               Class 1                                Class 2

            Donald F. Orr                       Charles R. Carter
            Robert A. Ward                      Jerry W. Eller
            G. Alfred Webster                   Kenneth G. Langone


       The information set forth under the headings "Election of Directors," "Nominees for Election as Directors," and "Security Holdings of Directors, Nominees, and Executive Officers" on Pages 2-5 of the Definitive Proxy Statement filed with the Commission since the close of the registrant's fiscal year ending June 29, 1997, is incorporated herein by reference.

  Item 6.   Exhibits and Reports on Form 8-K


            (27)  Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended
                        December 28, 1997.

                                UNIFI, INC.


  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               UNIFI, INC.








  Date:  February 11, 1998                    WILLIS C. MOORE, III
                                              Willis C. Moore, III
                                              Senior-Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)