Form 10-Q
period 1998-03-29
UNIFI INC
filed 1998-05-13
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.
               Class                       Outstanding at  May 3, 1998
  Common Stock, par value $.10 per share          61,628,720 Shares



  Part I.  Financial Information

                                   UNIFI, INC.

                      Condensed Consolidated Balance Sheets

                                             (Amounts in Thousands)
                                             March 29,      June 29,
                                               1998           1997
                                            (Unaudited)      (Note)
  ASSETS:
  Current assets:
    Cash and cash equivalents                  $12,585       $9,514
    Receivables                                190,598      224,233
    Inventories:
      Raw materials and supplies                40,306       54,979
      Work in process                           14,677       11,791
      Finished goods                            77,215       75,493
    Other current assets                         2,527        3,688
      Total current assets                     337,908      379,698
  Property, plant and equipment              1,082,883    1,147,148
    Less:  accumulated depreciation            470,212      548,775
                                               612,671      598,373
  Equity investments in unconsolidated
    affiliates                                 203,481        1,851
  Other noncurrent assets                       90,745       38,781
      Total assets                          $1,244,805   $1,018,703
  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Notes payable                              $10,090       $1,189
    Accounts payable                            80,748      119,623
    Accrued expenses                            40,026       35,854
    Income taxes payable                        11,669        6,887
      Total current liabilities                142,533      163,553
  Long-term debt                               433,229      255,799
  Other noncurrent liabilities                   5,125           --
  Deferred income taxes                         57,100       50,820
  Shareholders' equity:
    Common stock                                 6,162        6,121
    Capital in excess of par value              22,239           --
    Retained earnings                          590,284      545,099
    Cumulative translation adjustment          (11,867)      (2,689)
      Total shareholders' equity               606,818      548,531
      Total liabilities and
       shareholders' equity                 $1,244,805   $1,018,703

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

  See Accompanying Notes to Condensed Consolidated Financial Statements.






                                   UNIFI, INC.

                   Condensed Consolidated Statements of Income

                                      (Unaudited)

                            (Amounts in Thousands Except Per Share Data)
                         For the Quarters Ended    For the Nine Months Ended
                            March 29,   March 30,     March 29,   March 30,
                               1998        1997        1998        1997

  Net sales                    $345,986    $438,252  $1,018,924 $1,272,312
  Cost of goods sold            287,852     376,444     852,267  1,101,701
  Selling, general & admin.
     expense                     11,286      11,627      31,776     33,704
  Operating income               46,848      50,181     134,881    136,907
  Interest expense                4,287       3,020      10,843      8,900
  Interest income                  (579)       (581)     (1,451)    (1,675)
  Other (income) expense            (93)        699         166      1,540
  Equity in (earnings) losses of
    unconsolidated affiliates    (5,870)        145     (15,007)       239
  Income before income taxes     49,103      46,898     140,330    127,903
  Provision for income taxes     15,817      15,431      46,500     43,691
  Income before cumulative
    effect of accounting
    change                       33,286      31,467      93,830     84,212
  Cumulative effect of
    accounting change,
    net of tax                       --          --       4,636         --
  Net income                     $33,286    $31,467     $89,194    $84,212

  Earnings per common share:
   Income before cumulative
    effect of accounting change     $.54       $.50       $1.53      $1.32
   Cumulative effect of
    accounting change, net of
     tax                              --         --         .08         --
   Net income per common
    share                           $.54       $.50       $1.45      $1.32
  Earnings per common share -
    assuming dilution:
   Income before cumulative
    effect of accounting
     change                         $.54       $.50       $1.52      $1.31
   Cumulative effect of
    accounting change, net of tax     --         --         .08         --
    Net income per common
     share - assuming dilution      $.54       $.50       $1.44      $1.31
  Cash dividends per share          $.14       $.11        $.42       $.33

  See Accompanying Notes to Condensed Consolidated Financial Statements.










                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                              (Amounts in Thousands)
                                             For the Nine Months Ended
                                                March 29,   March 30,
                                                  1998        1997

  Cash and cash equivalents provided by
     operating activities, net of
     acquisitions                                $134,957    $139,771
  Investing activities:
     Capital expenditures                       (206,984)    (105,409)
     Acquisitions                                (25,776)          --
     Investments in unconsolidated equity
       affiliates                                (35,152)      (2,250)
     Sale of capital assets                        2,412        2,522
     Proceeds from notes receivable                  368          632
     Other                                        (1,428)          --
       Net investing activities                 (266,560)    (104,505)

  Financing activities:
     Issuance of  Company common stock             1,952        1,288
     Stock option tax benefit                      1,443          783
     Purchase and retirement of Company
       common stock                              (20,187)     (82,419)
     Borrowing of long-term debt                 430,503      115,000
     Payments of long-term debt                 (252,386)     (50,000)
     Cash dividends paid                         (25,692)     (21,090)
     Other                                            (7)          --
       Net financing activities                  135,626      (36,438)

  Currency translation adjustment                   (952)        (350)

  Net increase (decrease) in cash and cash
     equivalents                                   3,071       (1,522)

  Cash and cash equivalents - beginning            9,514       24,473

  Cash and cash equivalents - ending              12,585      $22,951



  See Accompanying Notes to Condensed Consolidated Financial Statements.









                                   UNIFI, INC.

               Notes to Condensed Consolidated Financial Statements


 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at  March 29, 1998,  and the results  of operations  and
    cash flows for the periods ended March 29, 1998, and March 30, 1997.   Such
    adjustments consisted of normal recurring items except for the cumulative effect of accounting change recorded in the current year-to-date period as
    described further  in  Note  (i).   Interim  results  are  not  necessarily
    indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

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

 (c)Earnings per share

    The following table sets forth the computation of basic and diluted earnings per share:

                            For the Quarters Ended  For the Nine Months Ended
                             March 29,    March 30,   March 29,   March 30,
                               1998         1997        1998        1997
        Numerator:
        Income before
         cumulative effect
         of accounting
         change                $33,286      $31,467     $93,830   $84,212
        Cumulative effect of
         accounting change,
         net of tax                 --           --       4,636        --
        Net income             $33,286      $31,467     $89,194   $84,212






                           For the Quarters Ended  For the Nine Months Ended

                               March 29,   March 30,  March 29,  March 30,
                                 1998        1997       1998       1997

        Denominator:
         Denominator for
          basic earnings per
          share - weighted
          average shares          61,577     62,615     61,231      63,843
         Effect of dilutive
          securities:
           Stock options             438        616        572         675
         Dilutive potential
          common shares
          Denominator for
          diluted earnings
          per share -
          adjusted
          weighted average
          shares and assumed
          conversions             62,015     63,231     61,803      64,518

 (d)Common Stock

    On April 16, 1998, the Company's Board of Directors declared a cash dividend of 14 cents per share payable on May 8, 1998, to shareholders of record on May 1, 1998.

 (e)Investments in unconsolidated affiliates

    Investments in affiliates consist of a 34% interest in Parkdale America, LLC (the LLC) and a 48.5% interest in MiCELL Technologies, Inc. (MiCELL). These investments are reported using the equity method.

    The LLC was created on June 30, 1997, when the Company and Parkdale Mills, Inc. (Parkdale) of Gastonia, North Carolina entered into a Contribution Agreement (the Agreement) that set forth the terms and conditions whereby each entity's open-end and air jet spun cotton yarn assets and certain long-term debt obligations were contributed to the LLC. In accordance with the Agreement, each entity's inventory, owned real and tangible personal property and improvements thereon and the Company's leased real property associated with the operations were contributed to the LLC. Additionally, the Company contributed $32.9 million in cash to the LLC on June 30, 1997, and is required to contribute $10.0 million in cash on June 30, 1998, and $10.0 million on June 30, 1999, whereas Parkdale contributed cash of $51.6 million on June 30, 1997. The LLC assumed certain long-term debt obligations of the Company and Parkdale in the amounts of $23.5 million and $46.0 million, respectively. In exchange for the assets contributed to the LLC and the liabilities assumed by the LLC, the Company received a 34% interest in the LLC and Parkdale received a 66% interest in the LLC. The excess of the Company's investment over its equity in the underlying net assets of the LLC approximates $58 million and is being amortized on a straight-line basis over 30 years as a component of the equity in earnings of unconsolidated affiliates. Net sales and operating income for the prior year third quarter and for the prior year to date attributable to the Company's spun cotton yarn operations contributed to the LLC amounted to $74.7 million and $0.8 million and $222.9 million and $1.0 million, respectively.

    Condensed balance sheet and income statement information as of March 29, 1998, and for the quarter and year-to-date periods ended March 29, 1998, of the combined unconsolidated affiliates is as follows (in $000):

                                  March 29, 1998
    Current assets                   $624,965
    Noncurrent assets                 263,191
    Current liabilities               487,344
    Shareholders' equity              377,358

                                Quarter Ended    For the Nine Months Ended
                                 Mar. 29, 1998         Mar. 29, 1998
    Net sales                        $167,035              $484,662
    Gross profit                       28,880                72,816
    Income from operations             21,462                51,847
    Net Income                         19,385                49,770

     The LLC is organized as a partnership for tax purposes. Taxable income is passed through the LLC to the shareholders in accordance with the Operating Agreement of the LLC.




  (f)  Recent Accounting Pronouncements

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, ``Earnings Per Share,'' (SFAS 128) which was required to be adopted in the December 1997 fiscal quarter. The Company adopted SFAS 128 at such time and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share continues to reflect the assumed conversion of all potentially diluted securities, without significant changes in the method of computation.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, ``Reporting Comprehensive Income,'' (SFAS 130) which is required to be adopted in the first quarter of fiscal 1999 if not previously adopted. SFAS 130 requires the reporting of comprehensive income and its components in complete general purpose financial statements as well as requires certain interim comprehensive income information be disclosed. Comprehensive income represents the change in net assets of a business during a period from non-owner sources. Such non-owner changes in net assets that are not included in net income include, among others, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and certain minimum pension liabilities. The Company has not as yet determined the impact that the adoption of this standard will have on its consolidated financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of this standard.

     Also in  June  1997, the  FASB  issued Statement  of  Financial  Accounting
     Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which is required to be adopted in the first quarter of fiscal 1999, if not previously adopted. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision maker for purposes of assessing performance and allocating resources. The Company has not completed its analysis of the effect that the adoption of this standard will have on its financial statement disclosure, however, the adoption of SFAS 131 will not affect results of operations or financial position.

     In March 1998, the AICPA issued SOP 98-1, ``Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use,'' (SOP 98-
     1). This SOP is effective for the Company in the first quarter of fiscal year 2000 if not previously adopted. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses certain of these internal costs when incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

     In April 1998, the AICPA issued SOP 98-5, ``Reporting on the Costs of Start-Up Activities,'' (SOP 98-5) which is effective for the Company in fiscal year 2000 if not previously adopted. SOP 98-5 requires start-up costs, as defined, to be expensed as incurred. Upon adoption of this SOP, any previously capitalized start-up costs net of accumulated depreciation will be required to be written-off as a cumulative effect of a change in accounting principle. The Company has not yet determined what the impact of the SOP will be on its financial statements.

  (g)Year 2000 Compliance Status

     The Company continues to actively address the business issues associated with the year 2000 that impact information systems both internally and in relation to our external customers, suppliers and other business associates. Factors involved in addressing such business issues include the evaluation, testing and implementation of the Company's enterprise-wide systems; assessing and testing significant customers' and vendors' compliance strategies and monitoring the status thereof (including electronic commerce with these companies); and, evaluating and monitoring the compliance plans of businesses in which the Company maintains investments in their operations.

     The Company has created a team of professionals with the responsibility of addressing business issues associated with the year 2000. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems as the installation of the remaining enterprise-wide software is anticipated to be completed in the necessary time frame. Additionally, as a precautionary measure, back-up plans are in process of being formulated in the event certain enterprise-wide applications are not fully implemented by the end of the 1998 calendar year. The Company is in process of assessing the year 2000 compliance plans of its external business affiliates and is presently not aware of any material exposures or contingencies.

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

  (i)Cumulative Effect of Accounting Change

     Pursuant to Emerging Issues Tasks Force No. 97-13 issued in November 1997, the Company changed its accounting policy in the second quarter of fiscal 1998 regarding a project to install an entirely new computer software system that it began in fiscal 1995. Previously, substantially all direct external costs relating to the project were capitalized, including the portion related to business process reengineering. In accordance with this accounting pronouncement, the unamortized balance of these reengineering costs as of September 28, 1997 of $7.5 million ($4.6 million after tax) or $.08 per share was written off as a cumulative catch-up adjustment in the second quarter of fiscal 1998.

  (j)Issuance of Bonds

     On February 5, 1998, the Company sold $250 million of senior, unsecured debt securities (the ``Notes'') to qualified institutional buyers. The net proceeds from the sale of the Notes were used to repay a portion of the Company's bank credit facility. The Notes bear a coupon rate of interest of 6.50% and mature in 2008. On April 2, 1998, the Company registered these securities with the Securities and Exchange Commission.

  (k)Storm Damage

     On March 20, 1998, a tornado caused damage to a manufacturing facility and a distribution warehouse and interrupted operations for a portion of the Company's business. The Company is in process of estimating its recovery under an insurance policy which covers such contingencies. It is anticipated that a gain will be recognized as a result of this event. However, the amount of any such gain is still in process of being determined. Consequently, no adjustment has been recognized in the current quarter operating results.

  (l)Subsequent Event

     On April 23, 1998, the Company announced  that it agreed to form a  limited
     liability  company  with  Burlington   Industries,  Inc.  (Burlington)   of
     Greensboro, North  Carolina, to  manufacture  and market  natural  textured
     polyester yarns.   The Company will  have the majority  ownership and  will
     manage the business, while  Burlington will own a  minority interest.   All
     yarns will be sold  under the Unifi name.   The Company's natural
     textured polyester yarn facilities located in Yadkinville, North Carolina, will become part of the limited liability company, along with Burlington's natural textured yarn manufacturing business located in Mayodan, North Carolina. The Company's polyester texturing facility
     in Reidsville,  North Carolina, will  not be  contributed.   This facility
     will continue to be dedicated to providing natural textured polyester products for yarn dyeing. The limited liability company is anticipated to commence operations at the end of May, 1998.



























                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales decreased 4.8% in the quarter from $363.5 million to $346.0 million and declined 2.9% for the year to date from $1,049.4 million for the prior year nine month period to $1,018.9 million in the corresponding current year period, after eliminating the net sales of the Company's spun cotton yarn operations that were contributed to Parkdale America, LLC on June 30, 1997. Net sales of the spun cotton yarn operations were $74.7 million and $222.9 million for the prior year third quarter and year to date, respectively. Unit volume for the quarter and year-to-date periods, after eliminating spun yarn cotton operations from the prior year periods, decreased 4.1% and 1.3%, respectively. Average unit sales prices, based on product mix, declined 0.8% for the quarter and 1.7% for the year to date after giving effect to the elimination of spun cotton yarn sales for the prior year periods. Also impacting the current quarter and year-to-date sales relative to the prior year was the strengthening of the U.S. dollar to the Irish punt during these periods which had the effect upon translation of reducing net sales by $5.7 million, and $12.1 million, respectively.

  Domestically, polyester  and nylon yarn  sales declined 5.0%  for the  quarter and 2.8%  for the year  to date due  primarily to reductions  in unit  volume, based on product mix. Additionally during the current quarter, the Company experienced a continuing weakness in demand for our products going into bottom-weight wovens and ladies hosiery. These factors, together with product mix differences, the strong U.S. dollar and competition pricing pressures led to the domestic sales decline. Internationally, sales in local currency increased 12.7% and 8.9% for the quarter and year-to-date periods, respectively due to both increased unit volume and average sales prices.

  Gross profit decreased 1.1% to $58.1 million for the quarter and increased 2.4% to $166.7 million for the year-to-date, after eliminating spun cotton yarn operating results from the prior year periods. Gross margin (gross profit as a percentage of net sales) improved 0.6% for the quarter and 0.9% for the year to date compared to the prior year periods, after removing the spun cotton yarn net operating results for these periods.

  Selling, general and administrative expenses as a percentage of net sales increased from 2.7% in last year's quarter to 3.3% this quarter. On a year-to-date basis, selling, general and administrative expense as a percentage of net sales increased from 2.6% last year to 3.1% this year. On a dollar basis, selling, general and administrative expense declined $0.3 million to $11.3 million for the quarter and decreased $1.9 million to $31.8 million for the year to date. Lower selling, general and administrative expenses for both current year periods reflect cost reductions associated with the contribution of our spun cotton yarn operations at the beginning of the fiscal year. The increase in selling, general and administrative expense as a percentage of net sales for both current year periods is attributable to the lower sales base discussed above.

  Interest expense increased $1.3 million to $4.3 million in the current quarter and $1.9 million to $10.8 million for the year-to-date period. The increase in interest expense for both current year periods reflects higher levels of outstanding debt at higher average interest rates. Net other income and expense changed favorably $0.8 million for the quarter and $1.4 million for the year to date compared to the corresponding periods in the prior year. Currency gains together with other net favorable miscellaneous items recognized in the current year periods exceeded the corresponding prior quarter and year-to-date activity resulting in the improvement noted.

  Income from our equity affiliates, Parkdale America, LLC and MiCELL Technologies, Inc., contributed $5.9 million to pre-tax income for the quarter and $15.0 million for the year to date. During the third quarter of fiscal 1997, and for the corresponding year to date, net sales and operating income from our spun cotton yarn assets contributed to Parkdale America, LLC amounted to $74.7 million and $0.8 million, and $222.9 million and $1.0 million, respectively. See Note (e) to the financial statements for additional information regarding unconsolidated affiliates.

  The effective tax rate has decreased from 32.9% to 32.2% in the current quarter and from 34.2% to 33.1% for the year-to-date period. The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the realization of state and federal tax credits and the results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

  Pursuant to Emerging Issues Tasks Force No. 97-13 issued in November 1997, the Company changed its accounting policy in the second quarter of fiscal 1998 regarding a project to install an enterprise wide computer software system that it began in fiscal 1995. Previously, substantially all direct external costs relating to the project were capitalized, including the portion related to business process reengineering. In accordance with this accounting pronouncement, the unamortized balance of these reengineering costs as of September 28, 1997 of $7.5 million ($4.6 million after tax) or $.08 per share was written off as a one-time, non-cash, cumulative catch-up adjustment in the second quarter of fiscal 1998.

  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, ``Earnings Per Share,'' (SFAS 128) which was required to be adopted in the December 1997 fiscal quarter. The Company adopted SFAS 128 in the second fiscal quarter and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share continues to reflect the assumed conversion of all potentially diluted securities, without significant changes in the method of computation.

  As a result of the above, the Company realized during the current quarter net income of $33.3 million, or diluted earnings per share of $.54, compared to $31.5 million, or $.50 per share, for the corresponding quarter of the prior year. Net income for the current nine month year-to-date period amounted to $89.2 million, or $1.44 per share, compared to corresponding amounts in the prior year-to-date period of $84.2 million, or $1.31 per share. For the current year to date, income before the cumulative effect of the accounting change was $93.8 million, or $1.52 per share, respectively.

  Liquidity and Capital Resources

  Cash provided by operations continues to be a primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $135.0 million for the nine month period ended March 29, 1998, compared to $139.8 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, were decreases in accounts receivable and current income taxes payable of $41.2 million and $7.8 million, respectively and non-cash adjustments aggregating $49.3 million. Depreciation and amortization of $51.0 million, the after-tax cumulative accounting change of $4.6 million and the deferred income tax provision of $6.3 million, offset by earnings of unconsolidated affiliates of $12.5 million, were the primary components of the non-cash adjustments to cash provided by operations. Offsetting these sources were an increase in inventory of $2.1 million and a decrease in accounts payable and accruals of $48.3 million. All working capital changes have been adjusted to exclude the effect of the current year acquisition and currency translation. The significant decreases in account receivable and account payable and accruals were impacted by the contribution of the spun cotton yarn operations at the beginning of the fiscal year.

  Working capital levels are more than adequate to meet the operating requirements of the Company. The Company ended the current quarter with working capital of $195.4 million, which included cash and cash equivalents of $12.6 million.

  The Company utilized $266.6 million for net investing activities and obtained $135.6 million from net financing activities, during the nine month period ended March 29, 1998. Significant expenditures during this period included $207.0 million for capacity expansions and upgrading of facilities, $25.8 for acquisitions, $35.2 for investments in equity affiliates, $25.7 million for the payment of the Company's cash dividends and $20.2 million for the purchase and retirement of Company common stock. The Company obtained proceeds from net borrowings under its long-term debt agreements of $178.1 million which partially offset these cash expenditures.

  As discussed in Note (e) to the financial statements, on June 30, 1997, the Company and Parkdale Mills, Inc. (Parkdale) contributed the inventory and the owned and leased tangible real and personal property associated with their open-end and air jet spun cotton yarn operations to Parkdale America, LLC (the LLC). Additionally, the Company contributed $32.9 million in cash to the LLC on June 30, 1997, and is required to contribute $10.0 million on June 30, 1998, and $10.0 million on June 30, 1999, whereas Parkdale contributed cash of $51.6 million on June 30, 1997. The LLC assumed certain long-term debt obligations of the Company and Parkdale in the amounts of $23.5 million and $46.0 million, respectively. In exchange for the assets contributed to the LLC and the liabilities assumed by the LLC, the Company received a 34% interest in the LLC and Parkdale received a 66% interest in the LLC. The LLC distributed dividends of $2.5 million to the Company in the current quarter to satisfy income tax liabilities attributable to the taxable earnings of the LLC. It is expected that such distributions will continue. Additionally, the Company is not obligated to provide the LLC with any further cash contributions beyond those described herein.

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

  At March 29, 1998, the Company has committed approximately $130.9 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during the remainder of fiscal year 1998 and in fiscal year 1999. A significant component of these committed funds as well as a major component of the year-to-date capital expenditures is the continuing construction of a polyester fiber production facility in Yadkinville, North Carolina. This facility is expected to be fully operational by the end of the fiscal year. When completed, this facility will be capable of producing an estimated 25% of the Company's total domestic POY supply requirements (before giving effect to the pending formation of a limited liability company with Burlington described below). All polyester fiber manufactured by this facility is expected to be used by the Company. In addition to this project, the Company also has in process several other capital projects including the construction of a new nylon texturing and covering facility in Madison, North Carolina. This plant will consolidate the existing capacity at several locations, replacing older equipment with state-of-the-art technology, and will provide for additional capacity and expansion capabilities. Certain construction and machinery components of this project are still under negotiation.

  On October 21, 1993, the Board of Directors authorized management to repurchase up to 15 million shares of Unifi's common stock from time to time at such prices as management feels advisable and in the best interest of the Company. Through March 29, 1998, 10.2 million shares have been repurchased at a total cost of $282.5 million pursuant to this Board authorization. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate, based on prevailing financial and market conditions.

  On February 5, 1998, the Company sold $250 million of senior, unsecured debt securities to qualified institutional buyers. The net proceeds from the sale of the Notes were used to repay a portion of the Company's bank credit facility. The Notes bear a coupon rate of interest of 6.50% and mature in 2008.

  On April 23, 1998, the Company announced that it agreed to form a limited liability company with Burlington Industries, Inc. (Burlington) of Greensboro, North Carolina, to manufacture and market natural textured polyester yarns. The Company will have the majority ownership and will manage the business, while Burlington will own a minority interest. All yarns will be sold under the Unifi name. The Company's natural textured polyester yarn facilities located in Yadkinville, North Carolina, will become part of the limited liability company, along with Burlington's natural textured yarn manufacturing business located in Mayodan, North Carolina. The Company's polyester texturing facility in Reidsville, North Carolina, will not be contributed. This facility will continue to be dedicated to providing textured polyester products for yarn dyeing. The limited liability company is anticipated to commence operations at the end of May, 1998. Under terms of the agreement, the Company is not required to contribute any operating funds to the newly created entity at inception nor will any existing Company debt be assumed by the new entity. Additionally, there are no future contributions required to be made to the new entity. However, the Company may, from time to time, loan funds to this entity under prevailing market conditions as deemed necessary or appropriate under the circumstances.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital, Company common stock repurchases and other financial needs.

  Year 2000 Compliance Status

  The Company continues to actively address the business issues associated with the year 2000 that impact information systems both internally and in relation to our external customers, suppliers and other business associates. Factors involved in addressing such business issues include the evaluation, testing and implementation of the Company's enterprise-wide systems; assessing and testing significant customers' and vendors' compliance strategies and monitoring the status thereof (including electronic commerce with these companies); and, evaluating and monitoring the compliance plans of businesses in which the Company maintains investments in their operations.

  The Company has created a team of professionals with the responsibility of addressing business issues associated with the year 2000. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems as the installation of the remaining enterprise-wide software is anticipated to be completed in the necessary time frame. Additionally, as a precautionary measure, back-up plans are in process of being formulated in the event certain enterprise-wide applications are not fully implemented by the end of the 1998 calendar year. The Company is in process of assessing the year 2000 compliance plans of its external business affiliates and is presently not aware of any material exposures or contingencies.


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

  Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.




















































  Part II. Other Information

  Item 6.   Exhibits and Reports on Form 8-K


            (27)  Financial Data Schedules:

              (27.1)For the Period Ended March 29, 1998

              (27.2)For the Restated Periods Ended March 30, 1997,
                   September 28, 1997, December 29, 1996, and
                   September 29, 1996

              (27.3)For the Restated fiscal year periods ended
                   June 29, 1997, June 30, 1996, and June 25, 1995


           (b) No reports on Form 8-K have been filed during the quarter ended March 29, 1998







































                                UNIFI, INC.


  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               UNIFI, INC.








  Date:    5-12-1998                          WILLIS C. MOORE, III
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