Form 10-K
period 1998-06-28
UNIFI INC
filed 1998-09-28
CIK 100726

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission File
        June 28, 1998                                  Number 1-10542
---------------------------                            ------------------

                               UNIFI, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

       New York                                        11-2165495
-------------------------------                      -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

7201 West Friendly Avenue
Greensboro, North Carolina                                  27410
----------------------------------------                -----------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone no., including area code:     (336) 294-4410
                                                     -------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of Each Exchange
     Title of Class                                On Which Registered
  ---------------------------------               -------------------------
Common Stock, par value $.10 per share            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None
                                                                ------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  X    No
                                                          ----      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                         [   ]

Aggregate market value of the voting stock held by non-affiliated of the Registrant as of August 14, 1998, based on a closing price of $23.875 per
share:                                               $1,427,674,599.87

Number of shares outstanding as of August 14, 1998:      61,355,386

                     Documents Incorporated By Reference


Portions of the Annual Report to Shareholders of Unifi, Inc. for the fiscal year ended June 28, 1998, are incorporated by reference into Parts I and II hereof.

Portions of the definitive proxy statement for the Annual Meeting of the Shareholders of Unifi, Inc., to be held on October 22, 1998, are incorporated by reference into Part III.

Exhibits, Financial Statement Schedules and Reports on Form 8-K index is located on pages IV-1 through IV-6.

                                   PART I

Item 1.  Business:

     Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the "Company" or "Unifi"), is one of the largest and most diversified processors of polyester and nylon yarns in the world. The Company is engaged in the business of texturing polyester and nylon filament fiber to produce polyester and nylon yarns, dyed yarns and spandex yarns covered with nylon and polyester. The Company sells its products to knitters and weavers that produce fabrics for the apparel, automotive upholstery, hosiery, home furnishings, industrial and other end use markets.

     Texturing polyester and nylon filament fiber involves the processing of partially oriented yarn ("POY"), which is either raw polyester or nylon filament fiber purchased from chemical manufacturers, to give it greater bulk, strength, stretch, consistent dyeability and a softer feel, thereby making it suitable for use in knitting and weaving of fabrics. The texturing process involves the use of high speed machines to draw, heat and twist the POY to produce yarn having various physical characteristics, depending on its ultimate end use.

     On June 30, 1997, the Company and Parkdale Mills, Inc. ("Parkdale") contributed cash, assets and certain liabilities associated with their respective open-end and air jet spun cotton yarn operations to a newly formed joint venture, Parkdale America, LLC ("Parkdale America"). As a result, the Company and Parkdale own a 34.0% and 66.0% equity interest in Parkdale America, respectively. Parkdale America is one of the largest and most diversified processors of spun cotton yarns in the world. The Company believes that its equity ownership in Parkdale America provides it with an opportunity to partner with the leading manufacturer in the cotton yarn industry and to increase the profitability of these operations through economies of scale and elimination of redundant overhead costs.

     On November 14, 1997, the Company completed its $55.8 million acquisition of SI Holding Company ("SI Holding"), a manufacturer of covered nylon yarns operating under the "Spanco" name, generating approximately $85.0 million in annual sales.

     On May 29, 1998, the Company and Burlington Industries, Inc. ("BI") contributed certain assets associated with their respective textured polyester yarn businesses to a newly formed limited liability company, Unifi Textured Polyester, LLC ("UTP"). Unifi contributed its textured polyester yarn facilities in Yarkinville, North Carolina and BI contributed its textured yarn operation in Mayodan, North Carolina. Unifi is the majority owner of the new entity (approximately 85%) and manages the business, while BI holds a minority interest. All yarn products are sold under the Unifi label. The Company's polyester texturing facility in Reidsville, North Carolina, which processes textured products for yarn dyeing, was not contributed to UTP.

     The information included under "Year 2000 Compliance Status" on pages 35 and 36 of the Annual Report of the company for fiscal year ended June 28, 1998, is incorporated herein by reference.


SOURCES AND AVAILABILITY OF RAW MATERIALS:

     The primary suppliers of POY to the Company are E. I. DuPont de Nemours and Company, Hoechst Celanese Corporation, Wellman Industries, Cookson Fibers, Inc., and Nan Ya Plastics Corp. of America with the majority of the Company's POY being supplied by DuPont. In addition, the Company has POY manufacturing facilities in Ireland, and recently began full-scale operation in its newly constructed, state-of-the-art manufacturing facility in Yadkinville, North Carolina, designed to further vertically integrate the Company's domestic polyester operations. Management expects this facility to provide approximately 25% of its total domestic POY supply needs. Management expects that all polyester fiber manufactured by this facility will be used by the Company. Although the Company is heavily dependent upon a limited number of suppliers, the Company has not had and does not anticipate any material difficulty in obtaining its raw POY.

     PATENTS AND LICENSES: The Company currently has several patents and registered trademarks, none of which it considers material to its business as a whole.

     CUSTOMERS: The Company in fiscal year ended June 28, 1998, sold its polyester and nylon yarns to approximately 1,260 customers, no one customer's purchases exceeded 10% of net sales during said period, the ten largest customers accounted for approximately 32% of total net sales. The Company does not believe that it is dependent on any one customer.

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

     COMPETITIVE CONDITIONS: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells high-volume commodity products, pricing is highly competitive with product quality and customer service being essential for differentiating the competitors within the industry. Product quality insures manufacturing efficiencies for the customer. The Company's polyester and nylon yarns, dyed yarns, and covered yarns compete with a number of other domestic producers of such yarns. In the sale of polyester filament yarns, major competitors are Dillon Yarn Company, Inc., and Milliken & Company and in the sale of nylon yarns, dyed yarns, and covered yarns, major competitors are Jefferson Mills, Inc., Worldtex, Inc., and Spectrum Dyed Yarns, Inc..

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

     EMPLOYEES: The number of full-time employees of the Company is Approximately 6,400.

     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC INTERNATIONAL OPERATIONS AND EXPORT SALES: The information included under the heading "Business Segments, Foreign Operations and Concentrations of Credit Risk" on Page 28 of the Annual Report of the Company to the Shareholders for the fiscal year ended June 28, 1998, is incorporated herein by reference.


Item 2.  Description of Property:

     The Company currently maintains a total of 24 manufacturing and warehousing facilities and one central distribution center in North Carolina, one manufacturing and related warehousing facility in Staunton, Virginia, one central distribution center in Fort Payne, Alabama, two manufacturing operations in Letterkenny, County of Donegal, Republic of Ireland and two warehousing locations in Carrickfergus, Northern Ireland. All of these facilities, which contain approximately 7,992,513 square feet of floor space, with the exception of one (1) plant facility leased from NationsBank Leasing and R.E. Corp. pursuant to a Sales-leaseback Agreement entered on May 20, 1997, as amended, and two warehouses in Carrickfergus, Northern Ireland, are owned in fee; and management believes they are in good condition, well maintained, and are suitable and adequate for present production.

     The Company leases sales offices and/or apartments in New York, Coleshill, England, Oberkotzau, Germany, and Lyon, France, and has a representative office in Tokyo, Japan.

     The Company also leases its corporate headquarters building at 7201 West Friendly Avenue, Greensboro, North Carolina, which consists of a building containing approximately 121,125 square feet located on a tract of land containing approximately 8.99 acres. This property is leased from Merrill Lynch Trust Company of North Carolina, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, and Wachovia Bank & Trust Company, N.A., Independent Trustee. On May 20, 1996, the Company exercised its option to extend the term of the lease on this property for five (5) years, through March 13, 2002. Reference is made to a copy of the lease agreement attached to the Registrant's Annual Report on Form 10-K as Exhibit (10d) for the fiscal year ended June 28, 1987, which is by reference incorporated herein.

     The information included under "Leases and Commitments" on Page 27 of the Annual Report of the Company to Shareholders for fiscal year ended June 28, 1998, is incorporated herein by reference.


Item 3.  Legal Proceedings:

     The Company is not currently involved in any litigation which is considered material, as that term is used in Item 103 of Regulation S-K.



Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 28, 1998.

                                      PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters.

     (a)(c)  PRICE RANGE OF COMMON STOCK AND DIVIDENDS PAID.

     The information included under the heading "Market and Dividend Information (Unaudited)" on Page 31 of the Annual Report of the Company to Shareholders for the fiscal year ended June 28, 1998, is incorporated herein by reference.

     (b)  Approximate Number of Equity Security Holders:


     Title of Class                         Number of Record Holders
                                              (as of August 14, 1998)
     Common Stock, $.10 par value                            929


       (c) CASH DIVIDEND POLICY. Effective July 16, 1998, the Board of Directors of the Company terminated its previously-established policy of April, 1990 of paying cash dividends equal to approximately 30% of the Company's after tax earnings for the previous year and authorized management of the Company to utilize cash equal to said 30% of previous year's earnings to purchase shares of the Company's stock, as, management deems advisable up to ten (10) million shares. Under said April 1990 cash dividend policy, the Company paid a quarterly dividend of $.14 per share on its common stock for each quarter of the 1998 fiscal year.

Item 6.  Selected Financial Data:

     The financial data for the five fiscal years included under the heading "Summary of Selected Financial Data" on Page 30 of the Annual Report of the Company to Shareholders for the fiscal year ended June 28, 1998, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     The information included under the heading "Management's Review and Analysis of Operations and Financial Position" beginning on Page 32 and ending on Page 36 of the Annual Report of the Company to Shareholders for the fiscal year ended June 28, 1998, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     The information included under the heading "Derivative Financial Instruments and Fair Value of Financial Instruments" on Page 28 of the Annual Report of the Company to Shareholders for the fiscal year ended June 28, 1998, is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data:

     The report of independent auditors, consolidated financial statements and notes beginning on Page 17 and ending on Page 29 and the information included under the heading "Quarterly Results (Unaudited)" on Page 31 of the Annual Report of the Company to Shareholders for the fiscal year ended June 28, 1998, are incorporated herein by reference.


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

                                    PART III


Item 10.  Directors and Executive Officers of Registrant and Compliance with
Section 16(a) of the Exchange Act:

(a) Directors of Registrant: The information included under the headings "Election of Directors", "Nominees for Election as Directors", "Security Holding of Directors, Nominees, and Executive Officers", "Directors' Compensation", "Committees of the Board of Directors", and compliance with
Section 16(a) of The Securities and Exchange Act, beginning on Page 2 and ending on Page 6 and on page 12 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 28, 1998, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

(b)     Identification of Executive Officers:

Chairman of The Board of Directors

     G. Allen Mebane, IV   Mr. Mebane is 68 and has been an Executive Officer
and member of the Board of Directors of the Company since 1971, and served as President and Chief Executive Officer of the Company, relinquishing these positions in 1980 and 1985, respectively. He was the Chairman of the Board of Directors for many years, Chairman of the Executive Committee from 1974 to 1995, and was elected as one of the three members of the Office of Chairman on August 8, 1991. On October 22, 1992, Mr. Mebane was again elected as Chairman of the Board of Directors.

President and Chief Executive Officer

     William T. Kretzer Mr. Kretzer is 52 and served as a Vice President or Executive Vice President from 1971 until 1985. He has been the President and Chief Executive Officer since 1985. He has been a member of the Board of Directors since 1985 and has been Chairman of the Executive Committee since 1995.

Executive Vice Presidents

     Jerry W. Eller Mr. Eller is 57 and has been a Vice President or Executive Vice President since 1975. He has been a member of the Board of Directors since 1985 and is a member of the Executive Committee.

     G. Alfred Webster Mr. Webster is 50 and has been a Vice President or Executive Vice President since 1979. He has been a member of the Board of Directors since 1986 and is a member of the Executive Committee.

                                       III-1

Senior Vice Presidents

     Kenneth L. Huggins Mr. Huggins is 55, had been an employee of Macfield, Inc. since 1970 and, at the time of the Macfield merger with Unifi, was serving as a Vice President of Macfield and President of Macfield's Dyed Yarn Division. He was a Director of Macfield from 1989 until August 8, 1991, when Macfield, Inc. merged into and with Unifi. He is Senior Vice President and also Assistant to the President.

     Raymond W. Maynard Mr. Maynard is 55 and has been a Vice President of the Company since June 27, 1971, and a Senior Vice President since October 22, 1992.

     Willis C. Moore, III    Mr. Moore is 45 and had been a Partner with Ernst
& Young LLP, or its predecessors from 1985 until December, 1994, when he became employed by the Company as its Chief Financial Officer. Mr. Moore was elected as a Vice President of the Company on October 19, 1995, and is currently serving as a Senior Vice President and Chief Financial Officer.

Vice Presidents

     James W. Brown, Jr.    Mr. Brown is 46 and was an employee of Macfield
from 1973 until the Macfield merger on August 8, 1991, when he became an employee of the Company. He became a Vice President of the Company on October 22, 1992, and he is currently serving as President of the Nylon/Covered Yarn Division of the Company.

     Stewart O. Little    Mr. Little is 45 and has been a Vice President of
the Company since October 24, 1985. He is currently serving as President of the Polyester Division of the Company.

     Ralph D. Mayes Mr. Mayes is 49 and had been a Vice President and Chief Information Officer of the Leggett Group from 1992 until September, 1994 when he became employed by the Company as its Chief Information Officer. Mr. Mayes was elected as a Vice President on October 20, 1994, and is currently serving as Vice President and Chief Information Officer.

     These officers were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 23, 1997. Each officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

(c) Family Relationship: Mr. Mebane, Chairman of the Board, and Mr. C. Clifford Frazier, Jr., the Secretary of the Registrant, are first cousins. Except for this relationship, there is no family relation between any of the Officers.

                                        III-2

Item 11.  Executive Compensation:

     The information set forth under the headings "Compensation and Option Committees Interlocks and Insider Participation in Compensation Decisions", "Executive Officers and Their Compensation", "Employment and Termination Agreements", "Options Granted", "Option Exercises and Option/SAR Values", the "Report of the Compensation and Incentive Stock Option Committees on Executive Compensation", and the "Performance Graph-Shareholder Return on Common Stock" beginning on Page 6 and ending on Page 11 of the Company's definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 28, 1998, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     For additional information regarding executive compensation reference is made to Exhibits (101), (10m), (10n), (10q) and (10r) of this Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management:

       Security ownership of certain beneficial owners and management is the same as reported under the heading "Information Relating to Principal Security Holders" on Page 2 of the definitive proxy statement and under the heading "Security Holding of Directors, Nominees and Executive Officers" on Page 4 and Page 5 of the definitive proxy statement filed with the Commission pursuant to Regulation 14(a) within 120 days after the close of the fiscal year ended June 28, 1998, which are hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions:

       The information included under the heading "Compensation and Option Committees Interlocks and Insider Participation In Compensation Decisions", on Page 6 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 28, 1998, and within 120 days after the close of said fiscal year, is incorporated herein by reference.
                                      III-3

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNIFI, INC.


September 28, 1998                 BY:  WILLIAM T. KRETZER
                                        ______________________________
                                        William T. Kretzer, President
                                        (Chief Executive Officer)

September 28, 1998                 BY:  WILLIS C. MOORE, III
                                        ______________________________
                                        Willis C. Moore,III, Sr Vice President
                                        (Chief Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                         G. ALLEN MEBANE, IV
September 28, 1998            Chairman   __________________________
                           and Director  G. Allen Mebane, IV

                                         WILLIAM T. KRETZER
September 28, 1998      President, Chief __________________________
                       Executive Officer William T. Kretzer
                         and Director
                                         ROBERT A. WARD
September 28, 1998      Senior Advisor   ___________________________
                      to President and   Robert A. Ward
                         Director

                                         JERRY W. ELLER
September 28, 1998     Executive Vice    ___________________________
                       President and     Jerry W. Eller
                       Director

                                         G. ALFRED WEBSTER
September 28, 1998     Executive Vice    ___________________________
                       President and     G. Alfred Webster
                       Director

                                         CHARLES R. CARTER
September 28, 1998    Director          ___________________________
                                         Charles R. Carter

                                         KENNETH G. LANGONE
September 28, 1998    Director          ___________________________
                                         Kenneth G. Langone

                                         DONALD F. ORR
September 28, 1998     Director          ___________________________
                                         Donald F. Orr

                                         J.B. DAVIS
September 28, 1998     Director          ___________________________
                                         J. B. Davis

                                         R. WILEY BOURNE, JR.
September 28, 1998     Director          ___________________________
                                         R. Wiley Bourne, Jr.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements

The following financial statements and report of independent auditors included in the Annual Report of Unifi, Inc. to its Shareholders for the fiscal year ended June 28, 1998, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2, 5, 6, 7 7A and 8 herein, the 1998 Annual Report to shareholders is not deemed to be filed as part of this report.

                                                                    Annual
                                                                    Report
                                                                    Pages
                                                                    ------
     Consolidated Balance Sheets at June 28, 1998
       and June 29, 1997                                             18
     Consolidated Statements of Income for the
       Years Ended June 28, 1998, June 29, 1997,
       and June 30, 1996                                             19
     Consolidated Statements of Changes in
       Shareholders' Equity for the Years Ended
       June 28, 1998, June 29, 1997 and June 30,
       1996                                                          20

     Consolidated Statements of Cash Flows for
       the Years Ended June 28, 1998, June 29,
       1997 and June 30, 1996                                        21

     Notes to Consolidated Financial Statements                 22 - 29

     Management's Review and Analysis of Operations and
       Financial Position                                       32 - 36

     Report of Independent Auditors                                  17

(a)  2.  Financial Statement Schedules
                                                              Form 10-K
                                                                  Pages
     Schedules for the three years ended June 28, 1998:
      II - Valuation and Qualifying Accounts                       IV-6

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

(2a-1)     Contribution Agreement, dated June 30, 1997, by and between
Parkdale Mills, Inc., Unifi, Inc., UNIFI Manufacturing, Inc., and Parkdale America, LLC, filed as Exhibit (2) to Unifi's Form 8-K filed with the Commission on July 15, 1997, which is incorporated herein by reference.

(3a) Restated Certificate of Incorporation of Unifi, Inc., dated July 21, 1994, (filed as Exhibit (3a) with the Company's Form 10-K for the fiscal year ended June 26, 1994), which is incorporated herein by reference.

(3b) Restated By-Laws of Unifi, Inc., (filed as Exhibit (3b) with the Company's Form 10-K for the fiscal year ended June 29, 1997), which is incorporated herein by reference.

(4a) Specimen Certificate of Unifi, Inc.'s common stock, filed as Exhibit 4(a) to the Registration Statement on Form S-1, (Registration No. 2-45405), which is incorporated herein by reference.

(4b) Unifi, Inc.'s Registration Statement for the 6 1/2% Notes due 2008, Series B, filed on Form S-4 (Registration No. 333-49243), which is incorporated herein by reference.

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

(10f) *Unifi, Inc.'s 1996 Incentive Stock Option Plan (filed as Exhibit 10(f) with the Company's Form 10-K for the fiscal year ended June 30, 1996), which is incorporated herein by reference.

(10g)     *Unifi, Inc.'s 1996 Non-Qualified Stock Option Plan (filed as
Exhibit 10(g) with the Company's Form 10-K for the fiscal year ended June 30,
1996), which is incorporated herein by reference.

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

(10k) Factoring Agreement dated August 23, 1995, and a Letter Amendment thereto dated October 16, 1995, by and between Unifi, Inc. and Republic Factors Corp., (filed as Exhibit 10(k) with the Company's Form 10-K for the fiscal year ended June 30, 1996), which is incorporated herein by reference.

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

(10n) *Severance Compensation Agreement between Unifi, Inc. and William T. Kretzer, dated July 20, 1996, expiring on July 19, 1999 (similar agreements were signed with G. Allen Mebane, Robert A. Ward, Jerry W. Eller and G. Alfred Webster)(filed as Exhibit (10n) with the Company's Form 10-K for fiscal year ended June 30, 1996), which is incorporated herein by reference.

(10o) Credit Agreement, dated April 15, 1996, by and between Unifi, Inc. and The Several Lenders from Time to Time Party thereto and NationsBank, N.A. as agent, (filed as Exhibit (10o) with the Company's Form 10-K for the fiscal year ended June 30, 1996), which is incorporated herein by reference.


(10p) *Deferral Agreement, dated November 21, 1997, by and between Unifi, Inc. and William T. Kretzer, filed herewith.
 .
(10q) *Severance Compensation Agreement between Unifi, Inc. and Willis C. Moore, III, dated July 16, 1998, expiring on July 20, 2001 (similar agreements were signed with James W. Brown, Jr., Kenneth L. Huggins, Stewart Q. Little, Ralph D. Mayes, and Raymond W. Maynard), filed herewith.

(13a) Portions of Unifi, Inc.'s 1998 Annual Report to Shareholders which are incorporated herein by reference, as a part of this Form 10-K for fiscal year ended June 28, 1998, filed herewith.

(13b-1)Report of Independent Auditors/Ernst & Young LLP - on the Consolidated Financial Statements of Unifi, Inc. as of June 28, 1998, and each of the three years in the period ended June 28, 1998.

(21)      Subsidiaries of Unifi, Inc.

(23)      Consent of Ernst & Young LLP

(27)      Financial Data Schedule

(b)          Reports on Form 8-K
           None.



*  NOTE:     These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to
Item 14(c) of this report.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        UNIFI, INC. AND SUBSIDIARIES
                              JUNE 28, 1998
                              (in thousands)


 COLUMN A      COLUMN B        COLUMN C       COLUMN D          COLUMN E
----------    ---------      -----------      ----------        ---------
                               Additions
                            -------------------
                 Balance    Charged   Charged to                   Balance
                   at          to      Other                         at
               Beginning of Costs and  Accounts-  Deductions-      End of
Description     Period      Expenses  Describe    Describe         Period
-----------    -----------  -------- ---------  -----------      ---------

Allowance for doubtful accounts:

 Year ended
  June 28, 1998  $5,462    $3,917   $3,665(a)   $(4,819) (b)     $ 8,225
 Year ended
  June 29, 1997   6,595     4,390     -          (5,523) (b)       5,462
 Year ended
  June 30, 1996   6,452     3,660     -          (3,517) (b)       6,595

(a) Primarily represents acquisition related adjustment to write-down acquired accounts receivable to fair market value.

(b) Includes uncollectible accounts written off and customer claims paid, net of certain recoveries.





Unrealized (gains)/losses on certain investments:

 Year ended
  June 28, 1998 $  -      $  -      $  -        $  -            $   -
 Year ended
  June 29, 1997    -         -         -           -                -
 Year ended
  June 30, 1996   (1,835)    -        1,835 (c)    -                -



(c) Represents the change in fair market value of the related investment securities and the entry to reflect the disposition of the underlying investments.