Form 10-Q
period 1998-09-27
UNIFI INC
filed 1998-11-12
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File Number 1-10542

                                   UNIFI, INC.
               (Exact name of registrant as specified its charter)

          New York                                      11-2165495
  (State or other jurisdiction of                   (I.R.S.Employer
   incorporation or organization)                    Identification No.)

  P.O. Box 19109 - 7201 West Friendly Avenue
  Greensboro, NC                                              27419
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.
                Class                        Outstanding at November 1,1998
  Common Stock, par value $.10 per share              61,075,386 Shares

  Part I.  Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets

                                          September 27,    June 28,
                                              1998           1998
                                           (Unaudited)      (Note)
                                             (Amounts in Thousands)
  ASSETS:
  Current assets:
    Cash and cash equivalents                  $17,612       $8,372
    Receivables                                200,343      222,310
    Inventories:
      Raw materials and supplies                51,444       45,044
      Work in process                           15,573       14,800
      Finished goods                            77,935       77,357
    Other current assets                         1,975        1,308
      Total current assets                     364,882      369,191
  Property, plant and equipment              1,191,988    1,145,622
    Less:  accumulated depreciation            517,870      497,042
                                               674,118      648,580
  Equity investments in                        212,691      212,448
   unconsolidated affiliates
  Other noncurrent assets                      100,154      108,585
      Total assets                          $1,351,845   $1,338,804

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                           $81,315      $93,922
    Accrued expenses                            32,618       43,939
    Income taxes payable                         9,585        5,218
    Current  maturities of long-term
     debt and other current liabilities         16,231       16,234
      Total current liabilities                139,749      159,313
  Long-term debt and other
   liabilities                                 478,026      463,967
  Deferred income taxes                         66,023       62,970
  Minority interests                            18,696       16,357
  Shareholders' equity:
    Common stock                                 6,121        6,163
    Capital in excess of par value              11,151       22,454
    Retained earnings                          636,390      618,128
    Accumulated  other  comprehensive
     income (loss)                              (4,311)     (10,548)
      Total shareholders' equity               649,351      636,197
      Total liabilities and
       shareholders' equity                 $1,351,845   $1,338,804


  Note: The balance sheet at June 28, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                   Condensed Consolidated Statements of Income
                                       (Unaudited)

                                                For the Quarters Ended
                                             September 27, September 28,
                                                  1998         1997
                                                 (Amounts in Thousands,
                                                  Except Per Share Date)

  Net sales                                      $328,815     $329,842
  Cost of goods sold                              281,338      280,324
  Selling, general & admin. expense                11,563        9,895
  Operating income                                 35,914       39,623
  Interest expense                                  6,586        3,271
  Interest income                                     476          458
  Other (income) expense                              551         (290)
  Equity in earnings of unconsolidated
   affiliates                                       1,744        4,621
  Income before income taxes                       30,997       41,721
  Provision for income taxes                        9,967       14,196
  Income before cumulative effect of
   accounting change                               21,030       27,525
  Cumulative effect of accounting
   change, net of tax                               2,768           --
  Net income                                      $18,262      $27,525

  Earnings per common share:
   Income before cumulative effect
    of accounting change                             $.34         $.45
   Cumulative effect of accounting
    change, net of tax                                .04           --
   Net income per common share                       $.30         $.45
  Earnings per common share -
   assuming dilution:
   Income before cumulative effect
    of accounting change                             $.34         $.45
   Cumulative effect of accounting
    change, net of tax                                .04           --
   Net income per common share -
    assuming dilution                                $.30         $.45

  Cash dividends per share                           $ --         $.14




  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                              For the Quarter Ended
                                          September 27,  September 28,
                                                1998        1997
                                             (Amounts in Thousands)

  Cash and cash equivalents provided by
     operating activities                       $44,174       $54,946

  Investing activities:
     Capital expenditures                       (45,168)      (59,022)
     Investments in unconsolidated equity
       affiliates                               (10,000)      (34,027)
     Sale of capital assets                          75           203
     Proceeds from notes receivable                 505           137
     Other                                          971          (361)
       Net investing activities                 (53,617)      (93,070)

  Financing activities:
     Borrowing of long-term debt                 35,000        75,000
     Repayment of long-term debt                 (5,285)      (10,120)
     Issuance of  Company common stock              641           608
     Stock option tax benefit                        --         1,443
     Purchase and retirement of Company
       common stock                             (11,986)      (17,394)
     Cash dividends paid                             --        (8,557)
     Other                                          (48)          (27)
       Net financing activities                  18,322        40,953

  Currency translation adjustment                   361          (128)

  Net increase (decrease) in cash and cash
    equivalents                                   9,240         2,701

  Cash and cash equivalents - beginning           8,372         9,514

  Cash and cash equivalents - ending            $17,612       $12,215




  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements


 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 27, 1998, and the results of operations and cash flows for the periods ended September 27, 1998, and September 28, 1997. Such adjustments consisted of normal recurring items except for the cumulative effect of accounting change recorded in the current quarter as described further in Note (e). Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes there to included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

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

 (c)Earnings per share

    The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                Quarters Ended
                                         September 27, September 28,
                                               1998       1997
           Numerator:
            Income before cumulative
             effect of accounting
              change                         $21,030     $27,525

            Cumulative effect of
             accounting change, net
              of tax                           2,768          --

            Net income                       $18,262     $27,525

                                               Quarters Ended
                                        September 27, September 28,
                                              1998       1997

             Denominator:
              Denominator for basic
               earnings per share -
                weighted average shares       61,401      61,009

              Effect of dilutive
               securities:
                Stock options                      6         689

              Dilutive potential common
               shares Denominator for
                diluted earnings per
                 share-adjusted weighted
                  average shares and
                   assumed conversions        61,407      61,698


 (d) Comprehensive Income

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130,``Reporting Comprehensive Income,''(SFAS 130) which the Company has adopted in the current quarter. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the reporting of comprehensive income and its components in complete general purpose financial statements as well as requires certain interim comprehensive income information be disclosed.Comprehensive income represents the change in net assets of a business during a period from non -owner sources. Such non-owner changes in net assets that are not included in net income include, among others, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and certain minimum pension liabilities. Prior year statements have been reclassified to conform to SFAS 130.

     During the first quarter of fiscal 1999 and 1998, total comprehensive income (loss) amounted to $6.2 million and $(2.9) million, respectively and was comprised of foreign currency translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

 (e) Cumulative Effect of Accounting Change

     In April 1998, the AICPA issued SOP 98-5, ``Reporting on the Costs of Start-Up Activities,'' (SOP 98-5) which requires start-up costs, as defined, to be expensed as incurred. In accordance with this SOP, any previously capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adoption of this SOP in the current quarter, has written off the unamortized balance of such previously capitalized start-up costs as of June 29, 1998, of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a cumulative catch-up adjustment.

 (f) Recent Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, ``Disclosures about Segments of an Enterprise and Related Information,'' (SFAS 131) which is required to be adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision maker for purposes of assessing performance and allocating resources. The Company has not completed its analysis of the effect that the adoption of this standard will have on its financial statement disclosure; however, the adoption of SFAS 131 will not affect consolidated results of operations or financial position.

     In March 1998, the AICPA issued SOP 98-1, ``Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use,'' (SOP 98-1). This SOP is effective for the Company in the first quarter of fiscal year 2000 if not previously adopted. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses certain of these internal costs when incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133,``Accounting for Derivative Instruments and Hedging Activities,'' (SFAS 133) which the Company is required to adopt in fiscal year 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter
     after its issuance.   SFAS 133  will require the  Company to recognize  all
     derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or
     recognized  in  other  comprehensive  income  until  the  hedged item   is
     recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales decreased 0.3% in the quarter from $329.8 million to $328.8 million. Unit volume for the quarter increased 6.1% while average unit sales prices, based on product mix, declined 6.0%. The increase in unit volumes during the quarter is primarily due to the formation of a limited liability company with Burlington Industries, Inc. (Burlington) on May 29, 1998, and the acquisition on November 14, 1997, of SI Holding Company (Spanco).

  Domestically, polyester and nylon yarn net sales declined 1.3% for the quarter due primarily to reductions in unit price, based on product mix. Our performance year over year was negatively impacted by the continuing effects of the Asian financial crisis, as imports of yarns, fabrics and garments put pressure on margins and affected both domestic and export polyester yarn volumes. In addition, volume in our dyed polyester yarns for automotive upholstery was greatly reduced as a result of the General Motors strike. Internationally, sales in local currency increased 13.6% for the quarter due to both increased unit volume and sales prices.

  Gross profit decreased 4.1% to $47.5 million for the quarter while gross margin (gross profit as a percentage of net sales) declined 0.6% to 14.4%. The decline in gross margin reflects lower average selling prices and increased manufacturing and packaging costs, which were partially offset by lower average raw material costs.

  Selling, general and administrative expenses as a percentage of net sales increased from 3.0% in last year's quarter to 3.5% this quarter. On a dollar basis, selling, general and administrative expense increased $1.7 million to $11.6 million for the quarter. Higher selling, general and administrative expenses for the current year quarter reflects cost increases associated with the prior year acquisition of Spanco, the formation of the limited liability company with Burlington discussed above and higher sales costs for our international operations as we try to penetrate new markets.

  Interest expense increased $3.3 million to $6.6 million in the current quarter. The increase in interest expense reflects higher levels of outstanding debt at higher average interest rates and the reduction of interest capitalized for major construction projects as certain significant projects in process in the prior year fiscal quarter have been substantially completed. In February 1998, the Company issued $250.0 million of debt securities with a coupon rate of 6.5%, the proceeds of which were utilized to repay a portion of the revolving credit facility.

  Equity in the earnings of our unconsolidated affiliates, Parkdale America,
  LLC (``the LLC'') and Micell Technologies, Inc., (Micell) net of the minority interest in our limited liability company formed with Burlington amounted to $1.7 million in the first quarter of fiscal 1999 compared with $4.6 million
  in the first  quarter of fiscal 1998.   The decline is primarily attributable
  to the inclusion of the  minority interest of Burlington and reduced earnings
  from the LLC.   The operating results of the  LLC are expected to be lower in the next few quarters due to pricing pressures on spun cotton products associated with anticipated weaker demand and excess capacity issues.

  The effective tax rate has decreased from 34.0% to 32.2% in the current quarter primarily due to earnings of Irish operations, which are taxed at a 10.0% effective rate, increasing as a percentage of pre-tax earnings of the
  Company.   The difference between  the statutory federal  income tax rate  and the effective tax rate is primarily due to the realization of state and federal tax credits and the results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

  In April 1998, the AICPA issued SOP 98-5, ``Reporting on the Costs of Start-Up Activities,'' (SOP 98-5) which requires start-up costs, as defined, to be
  expensed  as  incurred.     In  accordance  with  this  SOP,  any previously
  capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adoption of this SOP in the current quarter, has written off the unamortized balance of such previously capitalized start-up costs as of June 29, 1998, of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a cumulative catch-up adjustment.

  In June 1997, the FASB issued Statement of Financial Accounting Standards
  No. 131,``Disclosures about Segments of an Enterprise and Related Information,''(SFAS 131) which is required to be adopted in the fourth quarter offiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not completed its analysis of the effect that the adoption of this standard will have on its financial statement disclosure; however, the adoption of SFAS 131 will not affect consolidated results of operations or financial position.

  In March 1998, the AICPA issued SOP 98-1,``Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use,'' (SOP 98-1). This SOP is effective for the Company in the first quarter of fiscal year 2000 if not previously adopted. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses certain of these internal costs when incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

  In June 1998, the FASB issued Statement of Financial Accounting Standards
  No. 133,``Accounting for Derivative Instruments and Hedging Activities,'' (SFAS 133) which the Company is required to adopt in fiscal year 2000.
  SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the
  hedged assets, liabilities, or firm commitments through earnings   or
  recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

  As a result of the above, the Company realized during the current quarter net income of $18.3 million, or diluted earnings per share of $.30, compared to $27.5 million, or $.45 per share, for the corresponding quarter of the prior year. For the current quarter, income before the cumulative effect of the accounting change was $21.0 million, or $.34 per diluted share, respectively.

  Liquidity and Capital Resources

  Cash provided by operations continues to be a primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $44.2 million for the quarter ended September 27, 1998, compared to $54.9 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, were a decrease in accounts receivable of $23.7 million and an increase in current income taxes payable of $5.9 million and non-cash adjustments aggregating $26.7 million. Depreciation and amortization of $21.3 million, the after-tax cumulative accounting change of $2.8 million and the deferred income tax provision of $3.0 million, offset by earnings of unconsolidated affiliates of $0.3 million, were the primary components of the non-cash adjustments to cash
  provided  by  operations.   Offsetting  these  sources  were  an increase  in
  inventory of $6.6 million and a decrease in accounts payable and accruals of $23.0 million. All working capital changes have been adjusted to exclude the effects of currency translation.

  Working  capital  levels  are  more  than  adequate  to  meet  the operating
  requirements  of the  Company.   The Company  ended the  current quarter  with
  working capital of $225.1 million, which included cash and cash equivalents of $17.6 million.

  The Company utilized $53.6 million for net investing activities and obtained $18.3 million from net financing activities during the quarter ended September 27, 1998. Significant expenditures during this period included $45.2 million for capacity expansions and upgrading of facilities, $10.0 for investments in equity affiliates and $12.0 million for the purchase and retirement of Company common stock. The Company obtained proceeds from net borrowings under its long-term debt agreements of $29.7 million which partially offset these cash expenditures.

  At September 27, 1998, the Company has committed approximately $79.9 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during the remainder of fiscal year 1999 and in fiscal year 2000. A significant component of these committed funds as well as a major
  component  of  the   year-to-date  capital  expenditures  is  the continuing
  construction of a new nylon texturing and covering facility in Madison, North Carolina. This plant will consolidate the existing capacity at several locations, replacing older equipment with state-of-the-art technology, and will provide for additional capacity and expansion capabilities. Certain construction and machinery components of this project are still under negotiation.

  Effective July  16, 1998, the  Board of Directors  terminated the previously-
  established   policy of paying  cash dividends equal  to approximately 30% of the Company's after-tax earnings for the previous year. In lieu of this cash dividend, the Board of Directors has authorized management to utilize cash equal to the same 30% of previous year's earnings to purchase shares of the Company's stock as management deems advisable. The Board of Directors also increased the remaining authorization pursuant to a resolution originally established on October 21, 1993, to purchase 10 million shares of Unifi's common stock. During the current quarter,the Company purchased 454,000 shares. Accordingly, there remains an authorization to repurchase approximately
  9.5 million shares. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate, based on prevailing financial and market conditions.

  Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital, Company common stock repurchases and other financial needs.

  Year 2000 Compliance Status

  The Company continues to actively address the business issues associated with the year 2000 that impact information technology systems and non-information
  technology  systems  (i.e., embedded   technology)  both  internally and  in
  relation to our external customers, suppliers and other business associates. Factors involved in addressing such business issues include the evaluation,
  testing  and   implementation  of  the   Company's  enterprise-wide systems;
  evaluation, upgrading  and certifying of  non-information technology systems;
  assessing  and   testing  significant  customers'   and  vendors' compliance
  strategies and monitoring the status thereof (including electronic commerce with these companies); and, evaluating and monitoring the compliance plans of businesses in which the Company maintains investments in their operations.

  The Company has created a team of professionals with the responsibility of addressing business issues associated with the year 2000. The Company does not believe any material exposures or contigencies exist with respect to its internal information systems as the installation of the remaining enterprises-wide software is anticipated to be completed in the necessary time frame. At present, the Company estimates it is approximately two-thirds complete with its enterprise-wide software implementation efforts. Additionally, as a precautionary measure, back-up plans are in process of being formulated in the event certain enterprise-wide applications are not fully implemented by the end of the 1999 fiscal year. Also, the Company has completely inventoried its manufacturing plant applications and is in process of testing year 2000 compliance of some of these systems. Embedded technology devices are also in process of being inventoried and detailed plans are being established to evaluate and test those identified.

  The Company has requested information on the year 2000 compliance plans and status from its significant vendors and equity affiliates and is presently not aware of any material exposures or contingencies. The Company is also in process of surveying its major customers to identify any customers at risk requiring further discussion.

  The Company is requesting assurance from its major suppliers that they are addressing the year 2000 issues to avoid disruption of products and services. Certain suppliers, although not indicating any problems or concerns at the present time, are unwilling to provide any guarantees or assurances. Consequently, the Company cannot predict the likelihood or impact on its business resulting from noncompliance by such parties.

  Costs incurred in the Company's year 2000 compliance efforts are being expensed as incurred. Anticipated expenditures related to year 2000 compliance readiness, in addition to those associated with the enterprise-wide software implementation, are expected to be approximately $0.5 million for the fiscal year ending June 27, 1999.

  Euro Conversion

  The Company conducts business in multiple currencies, including the currencies of various European countries in European Union which will be participating in the single European currency by adopting the Euro as their common currency as of January 1, 1999. Additionally, the functional currency of our Irish operation and several sales office locations will change before January 1, 2002, from their historical currencies to the Euro. During the period January 1, 1999, to January 1, 2002, the existing currencies of the member countries will remain legal tender and customers and vendors of the Company may continue to use these currencies when conducting business. Currency rates during this period, however, will no longer be computed from one legacy currency to another but instead will first be converted into the Euro. The Company is currently evaluating the Euro conversion and the impact on its business, both strategically and operationally. At this time, management has not completed its assessment of the impact of the conversion; however, the conversion to the Euro is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

  Forward Looking Statements

  Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements within the meaning of federal security laws about the Company's financial condition and results of operations that are based on management's current expectations, estimates and projections about the markets in which the Company operates, management's beliefs and assumptions made by managements. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

  Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statments could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.

  Part II. Other Information

  Item 6.      Exhibits and Reports on Form 8-K


              (27)   Financial Data Schedule

           (b) No reports on Fom 8-K have been filed during the quarter ended September 27, 1998.

                                   UNIFI,INC.


  Signatures

  Pursuant to the requiremnts of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                UNIFI,INC.






  Date: 11-12-1998                              WILLIS C. MOORE, III
  ----------------                              --------------------
                                                Willis C. Moore, III
                                                Senior-Vice President and
                                                Chief Financial Officer (Mr.
                                                Moore is the Principal
                                                Financial and Accounting
                                                Officer and been duly
                                                authorized to sign on behalf
                                                of the Registrant.)