Form 10-Q
period 1998-12-27
UNIFI INC
filed 1999-02-09
CIK 100726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1998

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

                  Class              Outstanding at January 31, 1999
Common Stock, par value $.10 per share       60,226,986 Shares

Part I. Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets

                                           December 27,  June 28,
                                               1998        1998
                                           (Unaudited)    (Note)
                                          (Amounts in Thousands)
ASSETS:
Current assets:
 Cash and cash equivalents                   $37,361      $8,372
 Receivables                                 173,869     222,310
 Inventories:
   Raw materials and supplies                 46,645      45,044
   Work in process                            12,008      14,800
   Finished goods                             76,785      77,357
 Other current assets                          1,496       1,308
   Total current assets                      348,164     369,191
Property, plant and equipment              1,200,068   1,145,622
 Less:  accumulated depreciation             519,084     497,042
                                             680,984     648,580
Equity investments in unconsolidated
 affiliates                                  214,881     212,448
 Other noncurrent assets                      99,261     108,585
   Total assets                           $1,343,290  $1,338,804

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                            $77,780     $93,922
 Accrued expenses                             34,014      43,939
 Income taxes payable                         14,777       5,218
 Current maturities of long-term debt
    and other current liabilities             16,231      16,234
   Total current liabilities                 142,802     159,313
Long-term debt and other liabilities         454,865     463,967
Deferred income taxes                         69,025      62,970
Minority interests                            18,293      16,357
Shareholders' equity:
 Common stock                                  6,051       6,163
 Capital in excess of par value                    -      22,454
 Retained earnings                           657,248     618,128
 Accumulated other comprehensive loss         (4,994)    (10,548)
   Total shareholders' equity                658,305     636,197
    Total liabilities and shareholders'
     equity                               $1,343,290  $1,338,804

Note: The balance sheet at June 28, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                          (Amounts in Thousands Except Per Share Data)
                         For the Quarters Ended  For the Six Months Ended
                            Dec. 27,   Dec. 28,    Dec. 27,    Dec. 28,
                              1998       1997        1998        1997

Net sales                   $319,854   $343,096    $648,669    $672,938
Cost of goods sold           269,394    284,091     550,732     564,415
Selling, general &
admin. expense                11,419     10,595      22,982      20,490
Operating income              39,041     48,410      74,955      88,033
Interest expense               6,553      3,285      13,139       6,556
Interest income                  716        414       1,192         872
Other (income) expense           741        549       1,292         259
Equity in earnings of
 unconsolidated affiliates     2,545      4,516       6,639       9,137
Minority interests             2,450          -       4,800           -
Income before income taxes    32,558     49,506      63,555      91,227
Provision for income taxes    10,060     16,487      20,027      30,683
Income before cumulative
 effect of accounting change  22,498     33,019      43,528      60,544
Cumulative effect of
 accounting change, net of
  tax                              -      4,636       2,768        4,636
Net income                   $22,498    $28,383     $40,760      $55,908

Earnings per common share:
 Income before cumulative
  effect of accounting change   $.37       $.54        $.71        $.99
 Cumulative effect of
  accounting change, net of
   tax                             -        .08         .04         .07
 Net income per common share    $.37       $.46        $.67        $.92
Earnings per common share -
assuming dilution:
 Income before cumulative
  effect of accounting
   change                       $.37       $.54        $.71        $.98
 Cumulative effect of
  accounting change, net of
   tax                             -        .08         .04         .07
 Net income per common share -
  assuming dilution             $.37       $.46        $.67        $.91

Cash dividends per share        $  -       $.14        $  -        $.28

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                          For the Six Months Ended
                                         December 27,   December 28,
                                             1998           1997
                                           (Amounts in Thousands)
Cash and cash equivalents provided by
   operating activities                       $130,204    $60,667

Investing activities:
  Capital expenditures                        (74,431)   (136,370)
  Acquisitions                                      -     (25,644)
  Investments in unconsolidated equity
   affiliates                                 (10,000)    (35,152)
  Sale of capital assets                          456         731
  Other                                         1,059      (2,605)
     Net investing activities                 (82,916)   (199,040)

Financing activities:
  Borrowing of long-term debt                  33,357     180,000
  Repayment of long-term debt                 (25,119)    (10,120)
  Issuance of Company common stock                641         191
  Stock option tax benefit                          _       1,443
  Purchase and retirement of Company
   common stock                               (24,847)    (24,187)
  Cash dividends paid                               -     (17,070)
  Distributions to minority interest
   shareholders                                (3,000)          -
  Other                                           393         (27)
      Net financing activities                (18,575)    134,230

Currency translation adjustment                   276        (298)

Net increase (decrease) in cash and cash
 equivalents                                   28,989      (4,441)

Cash and cash equivalents - beginning           8,372       9,514

Cash and cash equivalents - ending            $37,361      $5,073


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements


(a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are,in the opinion of management, necessary to present fairly the financial position at December 27, 1998, and the results of operations and cash flows for the periods ended December 27, 1998, and December 28, 1997. Such adjustments consisted of normal recurring items in the current year except for the cumulative effect of accounting change recorded in the first fiscal quarter as described further in Note (e). Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

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

(c)Earnings per share

    The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts in thousands):

                           For the Quarters Ended   For the Six Months Ended
                               Dec. 27,  Dec. 28,        Dec. 27,   Dec. 28,
                                 1998      1997            1998       1997
 Numerator:
  Income before
  cumulative effect
  of accounting
  change                       $22,498   $33,019         $43,528    $60,544
 Cumulative effect of
  accounting change, net
  net of tax                         -     4,636           2,768      4,636

    Net income                 $22,498   $28,383         $40,760    $55,908

                         For the Quarters Ended   For the Six Months Ended
                             Dec. 27,   Dec. 28,      Dec. 27,   Dec. 28,
                               1998       1997          1998       1997

 Denominator:
  Denominator for basic
  earnings per share -
  weighted average
  shares                      60,935     61,106        61,168      61,058

  Effect of dilutive
   securities:
    Stock options                  -        589             3         639

  Dilutive potential common
  shares Denominator for
  diluted earnings per
  share-adjusted weighted
  average shares and
  assumed conversions         60,935     61,695        61,171      61,697

(d)Comprehensive Income

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) which the Company adopted in the first quarter of fiscal 1999. This Statement has no impact on the Company's net income or shareholders' equity. SFAS 130 requires the reporting of comprehensive income and its components in complete general purpose financial statements as well as requires certain interim comprehensive income information be disclosed. Comprehensive income represents the change in net assets of a business during a period from non-owner sources. Such non-owner changes in net assets that are not included in net income include, among others, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and certain minimum pension liabilities. Prior year statements have been reclassified to conform to SFAS 130.

   Comprehensive loss amounted to $(0.7) million for both the second quarter of fiscal 1999 and 1998, and was comprised of foreign currency translation adjustments. For the respective year-to-date periods, comprehensive income
   (loss) totaled $5.5 million and $(3.6) million and was comprised of foreign currency translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

(e)Cumulative Effect of Accounting Change

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5) which requires start-up costs, as defined, to be
   expensed as incurred.   In accordance with this SOP, any previously
   capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adoption of this SOP in the first quarter of fiscal 1999, has written off the unamortized balance of such previously capitalized start-up costs as of June 29, 1998, of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a cumulative catch-up adjustment.

(f)Recent Accounting Pronouncements

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which is required to be adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision maker for purposes of assessing performance and allocating resources. The Company has not completed its analysis of the effect that the adoption of this standard will have on its financial statement disclosure; however, the adoption of SFAS 131 will not affect consolidated results of operations or financial position. The Company, however, is currently considering presenting required SFAS 131 disclosures by its two primary product offerings, polyester and nylon yarns. This presentation is consistent with the operating and reporting structure that existed through the current quarter and this format is expected to continue to provide the necessary information the Company's chief operating decision maker will utilize to assess performance and allocate resources under the recent Company organizational restructuring.

  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," (SOP 98-1). This SOP is effective for the Company in the first quarter of fiscal year 2000 if not previously adopted. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses certain of these internal costs when incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position. However, as discussed in "Year 2000 Compliance" located in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is actively implementing an enterprise-wide software solution that is scheduled to be substantially completed by its current fiscal year ending June 27, 1999. Consequently, remaining costs associated with obtaining and modifying this system are not anticipated to be material to the Company's results of operations or financial position after the date of adoption of this SOP.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS
  133) which the Company is required to adopt in fiscal year 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

Consolidated net sales decreased 6.8% in the quarter from $343.1 million to $319.9 million and decreased 3.6% for the year-to-date period from $672.9 million to $648.7 million. Unit volume for the quarter increased 0.6% while average unit sales prices, based on product mix, declined 7.4%. For the year to date, unit volumes increased 3.3% while average unit sales prices declined 6.9%. The increase in unit volumes during the quarter and for the year to date is primarily due to the formation of a limited liability company with Burlington Industries, Inc. (Burlington) on May 29, 1998.

Domestically, polyester and nylon yarn net sales declined 8.6% for the quarter and 4.9% for the year to date due primarily to reductions in unit price, based on product mix. Our performance year over year was negatively impacted by the continuing pressures on polyester yarn pricing caused by the importation of Asian yarns. Additionally, the importation of Asian fabrics and garments have weakened both the domestic and export demand for our yarns and has negatively impacted unit sales and gross margins. Internationally, sales in local currency increased 7.3% for the quarter and 10.0% for the year to date due to both increased unit volume and sales prices.

Gross profit decreased 14.5% to $50.5 million for the quarter while gross margin (gross profit as a percentage of net sales) declined 1.4% to 15.8%. The decline in gross margin reflects lower average selling prices and increased manufacturing and packaging costs, which were partially offset by lower average raw material costs. Fixed charges, such as depreciation, were also higher in both dollars and as a percentage of sales. For the year to date, gross profit decreased $10.6 million or 9.8% while gross margin declined 1.0% to 15.1%. The declines experienced for the year-to-date period are attributable to the same factors described in our quarterly comparison.

Selling, general and administrative expenses as a percentage of net sales increased from 3.1% in last year's quarter to 3.6% this quarter and from 3.0% in the prior year-to-date period to 3.5% in the current year. On a dollar basis, selling, general and administrative expense increased $0.8 million to $11.4 million for the quarter and $2.5 million to $23.0 million for the year to date. Higher selling, general and administrative expenses for the current year periods reflect cost increases associated with the prior year acquisition of Spanco, the formation of the limited liability company with Burlington discussed above, increased costs associated with the enterprise-wide software system solution and higher sales costs for our international operations as we pursue new markets.

Interest expense increased $3.3 million to $6.6 million in the current quarter and $6.6 million to $13.1 million for the year to date. The increase in interest expense reflects higher levels of outstanding debt at higher average interest rates and the reduction of interest capitalized for major construction projects as certain significant projects in process in the prior year periods have been substantially completed. The average interest rate on outstanding debt at December 27, 1998 was 6.1%.

Equity in the earnings of our unconsolidated affiliates, Parkdale America, LLC ("the LLC") and Micell Technologies, Inc., (Micell) amounted to $2.5 million in the second quarter of fiscal 1999 and $6.6 million for the year to date compared with $4.5 million and $9.1 million for the corresponding quarter and year-to-date periods in fiscal 1998. The declines are primarily attributable to the reduced earnings from the LLC and higher start-up costs associated with Micell. The operating results of the LLC were impacted by pricing pressures on spun cotton products associated with weaker demand and excess capacity issues.

In the current fiscal quarter and for the year to date, the minority interest amounted to $2.4 million and $4.8 million, respectively.

The effective income tax rate has decreased from 33.3% to 30.9% in the current quarter and from 33.6% to 31.5% for the year to date primarily due to earnings of our Irish operations, which are taxed at a 10.0% effective rate, increasing as a percentage of pre-tax earnings of the Company. The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the realization of state and federal tax credits and the results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5) which requires start-up costs, as defined, to be expensed as incurred. In accordance with this SOP, any previously capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adoption of this SOP in the first quarter of fiscal 1999, has written off the unamortized balance of such previously capitalized start-up costs as of June 29, 1998, of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a cumulative catch-up adjustment.

As a result of the above, the Company realized during the current quarter net income of $22.5 million, or diluted earnings per share of $.37, compared to $28.4 million, or $.46 per share, for the corresponding quarter of the prior year. For the respective year-to-date periods, net income was $40.8 million, or $.67 per diluted share, compared to $55.9 million, or $.91 per diluted share. For the current year-to-date period, income before the cumulative effect of the accounting change was $43.5 million, or $.71 per diluted share, respectively. For the prior year quarter and year-to-date periods, income and diluted earnings per share before the cumulative effect of the accounting change were $33.0 million or $.54 per diluted share and $60.5 million, or $.98 per diluted share, respectively.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which is required to be adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not completed its analysis of the effect that the adoption of this standard will have on its financial statement disclosure; however, the adoption of SFAS 131 will not affect consolidated results of operations or financial position. The Company, however, is currently considering presenting required SFAS 131 disclosures by its two primary product offerings, polyester and nylon yarns. This presentation is consistent with the operating and reporting structure that existed through the current quarter and this format is expected to continue to provide the necessary information the Company's chief operating decision maker will utilize to assess performance and allocate resources under the recent Company organizational restructuring.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," (SOP 98-1). This SOP is effective for the Company in the first quarter of fiscal year 2000 if not previously adopted. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses certain of these internal costs when incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position. However, as discussed in "Year 2000 Compliance" located on page 14 of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is actively implementing an enterprise-wide software solution that is scheduled to be substantially completed by its current fiscal year ending June 27, 1999. Consequently, remaining costs associated with obtaining and modifying this system are not anticipated to be material to the Company's results of operations or financial position after the date of adoption of this SOP.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which the Company is required to adopt in fiscal year 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

Liquidity and Capital Resources

Cash provided by operations continues to be a primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $130.2 million for the year-to-date period ended December 27, 1998, compared to $60.7 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, were a decrease in accounts receivable of $47.8 million, a decrease in inventory of $2.9 million an increase in net income taxes payable of $11.1 million and non-cash adjustments aggregating $49.4 million. Depreciation and amortization of $43.1 million, the after-tax cumulative accounting change of $2.8 million, and the deferred income tax provision of $6.0 million, offset by undistributed earnings of unconsolidated affiliates of $2.5 million, were the primary components of the non-cash adjustments to cash provided by operations. Offsetting these sources was a decrease in accounts payable and accruals of $21.8 million. All working capital changes have been adjusted to exclude the effects of currency translation.

Working capital levels are more than adequate to meet the operating requirements of the Company. The Company ended the current quarter with working capital of $205.4 million, which included cash and cash equivalents of $37.4 million.

The  Company  utilized  $82.9  million for net investing  activities  and  $18.6 million for net financing activities during the year-to-date period ended December 27, 1998. Significant expenditures during this period included $74.4 million for capacity expansions and upgrading of facilities, $10.0 for investments in equity affiliates, $24.8 million for the purchase and retirement of Company common stock and $3.0 million for distributions to minority interest shareholders. The Company obtained proceeds from net borrowings under its long-term debt agreements of $8.2 million which partially offset these cash expenditures.

At December 27, 1998, the Company has committed approximately $58.4 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during the remainder of fiscal year 1999 and in fiscal year 2000. A significant component of these committed funds as well as a major component of the year-to-date capital expenditures is the continuing construction of a new nylon texturing and covering facility in Madison, North Carolina. This plant will consolidate the existing capacity at several locations, replacing older equipment with state-of-the-art technology, and will provide for additional capacity and expansion capabilities. Certain construction and machinery components of this project are still under negotiation.

Effective July 16, 1998, the Board of Directors terminated the previously-established policy of paying cash dividends equal to approximately 30% of the Company's after-tax earnings for the previous year. In lieu of this cash dividend, the Board of Directors authorized management to utilize cash equal to the same 30% of previous year's earnings to purchase shares of the Company's stock as management deems advisable. The Board of Directors also increased the remaining authorization pursuant to a resolution originally adopted on October 21, 1993, to purchase 10 million shares of Unifi's common stock. During the current year, the Company purchased 1.1 million shares. Accordingly, there remains an authorization to repurchase approximately 8.9 million shares. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate, based on prevailing financial and market conditions.

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

The Company has created a team of professionals with the responsibility of addressing business issues associated with the year 2000. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems as the installation of the remaining enterprises-wide software is anticipated to be completed in the necessary time frame. At present, the Company estimates it is approximately two-thirds complete with its enterprise-wide software implementation efforts and approximately 75% complete with respect to manufacturing plant floor applications. Additionally, upgrades are in process of being performed for certain applications where the Company has elected to postpone enterprise software conversion. Embedded technology devices are also being reviewed in conjunction with the manufacturing plant floor compliance procedures.

The Company has requested information on the year 2000 compliance plans and status from its significant vendors and equity affiliates and is presently not aware of any material exposures or contingencies. Face-to-face meetings have been conducted and will continue in order to plan appropriate follow-up activities with its more critical suppliers. The Company has sent surveys to its major customers and is presently evaluating responses submitted to plan necessary follow-up activities. Conversion plans have been established for the Company's EDI customers and vendors and conversion procedures will begin in the next fiscal quarter.

The Company is requesting assurances from its major suppliers that they are addressing the year 2000 issue to avoid disruption of products and services. Certain suppliers, although not indicating any problems or concerns at the present time, are unwilling to provide any guarantees or assurances. Consequently, the Company cannot predict the likelihood or impact on its business resulting from noncompliance by such parties.

Costs incurred in the Company's year 2000 compliance efforts are being expensed as incurred. Anticipated expenditures related to year 2000 compliance readiness, in addition to those associated with the enterprise-wide software implementation, are expected to be approximately $0.5 million for the fiscal year ending June 27, 1999.

Euro Conversion

The Company conducts business in multiple currencies, including the currencies of various European countries in the European Union which began participating in the single European currency by adopting the Euro as their common currency as of January 1, 1999. Additionally, the functional currency of our Irish operation and several sales office locations will change before January 1, 2002, from their historical currencies to the Euro. During the period January 1, 1999, to January 1, 2002, the existing currencies of the member countries will remain legal tender and customers and vendors of the Company may continue to use these currencies when conducting business. Currency rates during this period, however, will no longer be computed from one legacy currency to another but instead will first be converted into the Euro. The Company continues to evaluate the Euro conversion and the impact on its business, both strategically and operationally. At this time, the conversion to the Euro has not had, nor is expected to have, a material adverse effect on the financial condition or results of operations of the Company.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.

Part II. Other Information

                               UNIFI, INC.






Item 4.  Submission of Matters to a Vote of Security Holders


     The Shareholders of the Company at their Annual Meeting held on the 22nd day of October 1998, considered and voted upon the election of three (3) Class 1 Directors of the Company.


     The Shareholders elected management nominees for the three (3) Class 1 Directors of the Company to serve until the Annual Meeting of the Shareholders in 2001 or until their successors are elected and qualified, as follows:


                Name of Director       Votes in      Votes        Votes
                                         Favor      Against    Abstaining

                  Donald F. Orr       47,569,003        0       786,677
                  Robert A. Ward      47,696,412        0       659,268
                  G. Alfred Webster   47,696,623        0       659,057



      The following persons will continue to serve on the Company's Board of Directors until the Annual Meeting of Shareholders in 1999 for Class 2 and 2000 for Class 3:



             Class 2                      Class 3

               Charles R. Carter            G. Allen Mebane, IV
               Jerry W. Eller               William T. Kretzer
               Kenneth G. Langone           J.B. Davis
                                            R. Wiley Bourne, Jr.


      The information set forth under the headings "Election of Directors," "Nominees for Election as Directors," and "Security Holding of Directors, Nominees, and Executive Officers" on Pages 2-5 of the Definitive Proxy Statement filed with the Commission since the close of the registrant's fiscal year ending June 28, 1998, is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K


               (27) Financial Data Schedule

              (b)No reports on Form 8-K have been filed during the quarter ended
                 December 27, 1998

                             UNIFI, INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNIFI, INC.








Date:  February 09, 1999                    WILLIS C. MOORE, III
                                            Willis C. Moore, III
                                            Senior-Vice President and
                                            Chief Financial Officer (Mr. Moore
                                            is the Principal Financial and
                                            Accounting Officer and has been
                                            duly authorized to sign on behalf
                                            of the Registrant.)