Form 10-Q
period 1999-03-28
UNIFI INC
filed 1999-05-12
CIK 100726

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999

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

                            Class         Outstanding at May 2, 1999
  Common Stock, par value $.10 per share       59,756,986 Shares

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets

                                             March 28,      June 28,
                                               1999           1998
                                            (Unaudited)      (Note)
                                             (Amounts in Thousands)
  ASSETS:
  Current assets:
    Cash and cash equivalents                  $34,926       $8,372
    Receivables                                167,159      222,310
    Inventories:
      Raw materials and supplies                41,237       45,044
      Work in process                           15,040       14,800
      Finished goods                            71,502       77,357
    Other current assets                         1,136        1,308
      Total current assets                     331,000      369,191
  Property, plant and equipment              1,208,030    1,145,622
    Less:  accumulated depreciation            528,740      497,042
                                               679,290      648,580
  Equity investments  in unconsolidated
    affiliates                                 207,325      212,448
  Other noncurrent assets                       98,116      108,585
      Total assets                          $1,315,731   $1,338,804

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                           $67,643      $93,922
    Accrued expenses                            50,073       43,939
    Income taxes payable                         3,975        5,218
    Current maturities of long-term
      debt and other current liabilities        16,238       16,234
      Total current liabilities                137,929      159,313
  Long-term debt and other liabilities         443,363      463,967
  Deferred income taxes                         75,626       62,970
  Minority interests                            15,544       16,357
  Shareholders' equity:
    Common stock                                 6,003        6,163
    Capital in excess of par value                  -        22,454
    Retained earnings                          650,752      618,128
    Accumulated other comprehensive loss       (13,486)     (10,548)
      Total shareholders' equity               643,269      636,197
      Total liabilities and shareholders'
       equity                               $1,315,731   $1,338,804

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

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                    Condensed Consolidated Statement of Income
                                   (Unaudited)

                            (Amounts in Thousands Except Per Share Data)
                           For the Quarters Ended  For the Nine Months Ended
                             March 28,  March 29,    March 28,   March 29,
                                1999       1998        1999        1998

  Net sales                   $294,805   $345,986    $943,474  $1,018,924
  Cost of goods sold           264,835    287,852     815,567     852,267
  Selling, general &
   admin. expense               19,649     11,286      42,631      31,776
  Operating income              10,321     46,848      85,276     134,881
  Interest expense               6,983      4,287      20,122      10,843
  Interest income                 (536)      (579)     (1,728)     (1,451)
  Other (income) expense           (17)       (93)      1,275         166
  Equity in (earnings) losses
   of unconsolidated affiliates  2,241     (5,870)     (4,398)    (15,007)
  Minority interests              (114)         -       4,686           -
  Income before income taxes     1,764     49,103      65,319     140,330
  Provision for income taxes       671     15,817      20,698      46,500
  Income before cumulative
   effect of accounting change   1,093     33,286      44,621      93,830
  Cumulative effect of
   accounting change,
    net of tax                       -          -       2,768       4,636
  Net income                    $1,093    $33,286     $41,853     $89,194

  Earnings per common share:
   Income before cumulative
    effect of accounting change   $.02       $.54        $.73       $1.53
   Cumulative effect of
    accounting change,
      net of tax                     -          -         .04         .08
   Net income per common
     share                        $.02       $.54        $.69       $1.45
  Earnings per common share -
   assuming dilution:
   Income before
    cumulative effect of
     accounting change            $.02       $.54        $.73       $1.52
   Cumulative effect of
    accounting change,
     net of tax                      -          -         .04         .08
   Net income per common
    share - assuming
     dilution                     $.02       $.54        $.69       $1.44

  Cash dividends per share          $-       $.14          $-        $.42

  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                            For the Nine Months Ended
                                              March 28,   March 29,
                                                1999        1998
                                             (Amounts in Thousands)

  Cash and cash equivalents provided by
     operating activities                      $174,651    $134,957

  Investing activities:
     Capital expenditures                       (98,279)   (206,984)
     Acquisitions                                     -     (25,776)
     Investments in unconsolidated
      equity affiliates                         (10,000)    (35,152)
     Sale of capital assets                         726       2,412
     Other                                         (395)     (1,060)
       Net investing activities                (107,948)   (266,560)

  Financing activities:
     Borrowing of long-term debt                 43,387     430,503
     Repayment of long-term debt                (45,090)   (252,386)
     Issuance of Company common stock               641       1,952
     Stock option tax benefit                         -       1,443
     Purchase and retirement of Company
      common stock                              (32,483)    (20,187)
     Cash dividends paid                              -     (25,692)
     Distributions to minority interest
      shareholders                               (6,000)          -
     Other                                          367          (7)
       Net financing activities                 (39,178)    135,626

  Currency translation adjustment                  (971)       (952)

  Net increase (decrease) in cash and cash
   equivalents                                   26,554       3,071

  Cash and cash equivalents - beginning           8,372       9,514

  Cash and cash equivalents - ending            $34,926     $12,585





  See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
               Notes to Condensed Consolidated Financial Statements



 (a)Basis of Presentation

    The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at  March 28, 1999,  and the results  of operations  and
    cash flows for the periods ended March 28, 1999, and March 29, 1998.   Such
    adjustments consisted of normal recurring items in the current year except for the cumulative effect of accounting change recorded in the first fiscal
    quarter as  described  further  in  Note (e).    Interim  results  are  not
    necessarily indicative of results  for a full year.   It is suggested  that
    the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

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

 (c)Earnings per share

    The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts in thousands):



                            For the Quarters Ended For the Nine Months Ended
                              March 28,   March 29,  March 28,  March 29,
                                 1999       1998        1999       1998
        Numerator:
         Income before
          cumulative effect
           of Accounting
            change               $1,093      $33,286    $44,621    $93,830
         Cumulative effect of
          accounting change,
           net of tax                 -            -      2,768      4,636
              Net income         $1,093      $33,286    $41,853    $89,194

                             For the Quarters Ended  For the Nine Months Ended
                               March 28,  March 29,    March 28,  March 29,
                                  1999       1998         1999       1998
        Denominator:
         Denominator for
          basic earnings per
           share - weighted
            average shares        60,218     61,577     60,851      61,231

         Effect of dilutive
          securities:
           Stock options               -        438          2         572

         Dilutive potential
          Common shares
           Denominator for
            diluted earnings
             per share -
              adjusted weighted
               average shares and
                assumed
                 conversions      60,218     62,015     60,853      61,803

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

     Comprehensive income (loss) amounted to ($7.4) million for the third quarter of fiscal 1999 and $27.8 million for the third quarter of fiscal 1998, and was comprised of net income and foreign currency translation adjustments. For the respective year-to-date periods, comprehensive income totaled $38.9 million and $80.0 million and was comprised of net income and foreign currency translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

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

  (f)  Recent Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
     Information," (SFAS 131) which is required to be adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision maker for purposes of assessing performance and allocating resources. The adoption of SFAS 131 will not affect consolidated results of operations or financial position. The Company, however, anticipates that the adoption of this standard will include disclosures segregated by its two primary product offerings, polyester and nylon yarns. This presentation is consistent with the operating and reporting structure the Company's chief operating decision maker utilizes to assess performance and allocate resources.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," (SOP 98-1). This SOP is effective for the Company in the first quarter of fiscal year
     2000  if  not  previously  adopted.    SOP  98-1  will  require   the
     capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses certain of these internal costs when incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position. However, as discussed in "Year 2000 Compliance Status" located in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is actively implementing an enterprise-wide software solution that is scheduled to be substantially completed by its current fiscal year ending June 27, 1999. Consequently, remaining costs associated with obtaining and modifying this system are not anticipated to be material to the Company's results of operations or financial position after the date of adoption of this SOP.

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

  (g)  Early Retirement and Termination Charge

     In the current quarter, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments expected to be spread over a period not to exceed three years.

  (h)  Subsequent Event

     The Company purchased, effective April 1, 1999, the polyester texturing and dyed yarn property, plant and equipment of Fairway Poliester, LTDA located in Brazil for $14.5 million.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

  Results of Operations

  Consolidated net sales decreased 14.8% in the quarter from $346.0 million to $294.8 million and decreased 7.4% for the year-to-date period from $1,018.9 million to $943.5 million. Unit volume for the quarter decreased 2.0% while average unit sales prices, based on product mix, declined 12.8%. For the year to date, unit volumes increased 1.5% while average unit sales prices declined 8.8%.

  Domestically, polyester and nylon yarn net sales declined 14.7% for the quarter and 8.2% for the year to date due primarily to reductions in unit price, based on product mix. Our performance year over year continues to be negatively impacted by the ongoing effects of the Asian financial crisis as imports of yarns, fabric and apparel have kept pressures on polyester sales volumes, sales prices and gross margins. Our nylon operations continue to perform at reasonable gross margin levels and should improve as the nylon consolidation project nears completion. Internationally, sales in local currency decreased 22.8% for the quarter and 2.2% for the year to date due to both lower unit volume and sales prices.

  Gross profit decreased 48.4% to $30.0 million for the quarter while gross margin (gross profit as a percentage of net sales) declined 6.6% to 10.2%. The decline in gross margin for the quarter was impacted by a $14.8 million charge recorded for the early retirement and termination of 114 salaried employees. Of the total expense recognized, $6.6 million was reflected as a cost of sales charge. Absent this charge, gross margin for the current quarter would have been 12.4%. The gross margin decline also reflects higher manufacturing and packaging costs, which were partially offset by lower average raw material costs. Fixed charges, such as depreciation, were also higher in both dollars and as a percentage of sales. For the year to date, gross profit decreased $38.8 million or 23.3% while gross margin declined 2.8% to 13.6%. The declines experienced for the year-to-date period are attributable to the same factors described in our quarterly comparison.

  Selling, general and administrative expenses as a percentage of net sales increased from 3.3% in last year's quarter to 6.7% this quarter and from 3.1% in the prior year-to-date period to 4.5% in the current year. On a dollar basis, selling, general and administrative expense increased $8.4 million to $19.6 million for the quarter and $10.9 million to $42.6 million for the year to date. Higher selling, general and administrative expenses for the current year periods were impacted by the early retirement and termination of the 114 salaried employees discussed above. Of the total $14.8 million charge recorded in the current quarter, $8.2 million was charged to selling general and administrative expenses. Absent this charge, selling, general and administration expenses as a percentage of net sales would have been 3.9%. This charge for early retirement and termination substantially accounts for the increases noted in both the quarterly and year-to-date comparisons over the prior year.

  Interest expense increased $2.7 million to $7.0 million in the current quarter and $9.3 million to $20.1 million for the year to date. The increase in interest expense reflects higher levels of outstanding debt at higher average interest rates and the reduction of interest capitalized for major construction projects as certain significant projects in process in the prior year periods have been substantially completed. The average interest rate on outstanding debt at March 28, 1999, was 6.0%.

  Equity in the earnings (losses) of our unconsolidated affiliates, Parkdale America, LLC (``the LLC'') and Micell Technologies, Inc., (Micell) amounted to ($2.2) million in the third quarter of fiscal 1999 and $4.4 million for the year to date compared with $5.9 million and $15.0 million for the corresponding quarter and year-to-date periods in fiscal 1998. The declines are primarily attributable to the reduced earnings from the LLC and higher start-up costs associated with Micell. The operating results of the LLC were impacted by pricing pressures on spun cotton products associated with weaker demand and excess capacity issues. In addition, a federal government cotton rebate program expired during the current year which resulted in higher raw material costs for the current year periods.

  In the current fiscal quarter and for the year to date, the minority interest charge amounted to $(0.1) million and $4.7 million, respectively.

  The effective income tax rate has increased from 32.2% to 38.0% in the current quarter. The current quarter increase reflects the reduction in earnings of our Irish Operations, which are taxed at a 10.0% effective rate, over the prior year resulting in an effective tax rate more reflective of our domestic operations. The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the realization of state and federal tax credits and the results of foreign subsidiaries which are taxed at rates below those of U.S. operations.

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

  As a result of the above, the Company realized during the current quarter net income of $1.1 million, or diluted earnings per share of $.02, compared to $33.3 million, or $.54 per share, for the corresponding quarter of the prior year. Net income and diluted earnings per share for the quarter, before the effect of the previously described $14.8 million retirement and termination charge, was $10.8 million and $.18 per share respectively. For the respective year-to-date periods, net income was $41.9 million, or $.69 per diluted share, compared to $89.2 million, or $1.44 per diluted share. For the current year-to-date period, income before the cumulative effect of the accounting change was $44.6 million, or $.73 per diluted share, respectively. For the prior year-to-date period, income and diluted earnings per share before the cumulative effect of the accounting change were $93.8 million or $1.52 per diluted share, respectively.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which is required to be adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision maker for purposes of assessing performance and allocating resources. The adoption of SFAS 131 will not affect consolidated results of operations or financial position. The Company, however, anticipates that the adoption of this standard will include disclosures segregated by its two primary product offerings, polyester and nylon yarns. This presentation is consistent with the operating and reporting structure the Company's chief operating decision maker utilizes to assess performance and allocate resource.

  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," (SOP 98-1). This SOP is effective for the Company in the first quarter of fiscal year 2000 if not previously adopted. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses certain of these internal costs when incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position. However, as discussed in ``Year 2000 Compliance Status' located in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is actively implementing an enterprise-wide software solution that is scheduled to be substantially completed by its current fiscal year ending June 27, 1999. Consequently, remaining costs associated with obtaining and modifying this system are not anticipated to be material to the Company's results of operations or financial position after the date of adoption of this SOP.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ``Accounting for Derivative Instruments and Hedging Activities,'(SFAS
  133) which the Company is required to adopt in fiscal year 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

  Liquidity and Capital Resources

  Cash provided by operations continues to be a primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $174.7 million for the year-to-date period ended March 28, 1999, compared to $135.0 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, were a decrease in accounts receivable of $51.8 million, a decrease in inventory of $9.1 million and non-cash adjustments aggregating $86.2 million. Depreciation and amortization of $65.5 million, the after-tax cumulative accounting change of $2.8 million, the deferred income tax provision of $12.7 million, and the undistributed losses of unconsolidated affiliates of $5.1 million, were the primary components of the non-cash adjustments to cash provided by operations. Offsetting these sources was a decrease in accounts payable and accruals of $14.7 million. All working capital changes have been adjusted to exclude the effects of currency translation.

  Working capital levels are more than adequate to meet the operating requirements of the Company. The Company ended the current quarter with working capital of $193.1 million, which included cash and cash equivalents of $34.9 million.

  The Company utilized $107.9 million for net investing activities and $39.2 million for net financing activities during the year-to-date period ended
  March 28, 1999. Significant expenditures during this period included $98.3 million for capacity expansions and upgrading of facilities, $10.0 for investments in equity affiliates, $32.5 million for the purchase and retirement of Company common stock and $6.0 million for distributions to minority interest shareholders. The Company expended $1.7 million for net payments under its long-term debt agreements.

  At March 28, 1999, the Company has committed approximately $34.3 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during the remainder of fiscal year 1999 and in fiscal year 2000. A significant component of these committed funds as well as a major component of the year-to-date capital expenditures is the continuing construction of a new nylon texturing and covering facility in Madison, North Carolina. This plant will consolidate the existing capacity at several locations, replacing older equipment with state-of-the-art technology, and will provide for additional capacity and expansion capabilities.

  In the current quarter, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments expected to be spread over a period not to exceed three years.

  The Company purchased, effective April 1, 1999, the polyester texturing and dyed yarn property, plant and equipment of Fairway Poliester, LTDA located in Brazil for $14.5 million.

  The Company periodically evaluates the carrying value of long-lived assets, including property, plant and equipment and intangibles to determine if impairment exists. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is required to be recognized for the difference between the fair value or the discounted future cash flows and the carrying amount of the asset. As discussed in the current and prior periods, the performance of our polyester operations continues to be negatively impacted by the ongoing effects of the Asian financial crisis and other foreign excess capacity issues that have given rise to increased imports of fiber, fabric and apparel which have reduced polyester sales volumes and gross margins. Additionally, in response to the pressures caused by the importation of fabric and apparel, many U.S. textile and apparel manufacturers are downsizing their domestic operations and moving production capacity offshore. Taken together, it is possible that the full amount of certain long-lived assets associated with the Company's polyester operations may not be ultimately recoverable. In light of these current trends, the company has undertaken an assessment of whether the projected future cash flows of these operations will be sufficient to recover the carrying amount of the related assets. The company expects to complete this analysis in the fourth quarter of fiscal 1999. If recent trends continue, forecasted cash flows may be insufficient to recover the total asset carrying value and accordingly the company would be required to recognize an impairment charge by reducing the carrying amount of the assets to estimated fair values. Such a charge, if required, may be material.

  Effective July 16, 1998, the Board of Directors terminated the previously-established policy of paying cash dividends equal to approximately 30% of the Company's after-tax earnings for the previous year. In lieu of this cash dividend, the Board of Directors authorized management to utilize cash equal to the same 30% of previous year's earnings to purchase shares of the Company's stock as management deems advisable. The Board of Directors also increased the remaining authorization pursuant to a resolution originally adopted on October 21, 1993, to purchase 10 million shares of Unifi's common stock. During the current year, the Company has purchased 1.6 million shares. Accordingly, there remains an authorization to repurchase approximately 8.4 million shares. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate, based on prevailing financial and market conditions.

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

  The Company has created a team of professionals with the responsibility of addressing business issues associated with the year 2000. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems as the installation of the remaining enterprises-wide software is anticipated to be completed in the necessary time frame. At present, the Company estimates it is approximately 80% complete with its enterprise-wide software implementation efforts and approximately 85% complete with respect to manufacturing plant floor applications. Additionally, upgrades are ongoing and are on schedule for certain applications where the Company has elected to postpone enterprise software conversion. Embedded technology devices are also being reviewed in conjunction with the manufacturing plant floor compliance procedures.

  The Company is also dependent upon its customers' and vendors' compliance with the year 2000 problem and could face disruption of business in the event these efforts are unsuccessful. The Company has requested information on the year 2000 compliance plans and status from its significant vendors and equity affiliates and is presently not aware of any material exposures or contingencies. Face-to-face meetings have been conducted and will continue in order to plan and execute appropriate follow-up activities with its more critical suppliers. The Company has sent surveys to its major customers and is presently evaluating responses as they are submitted to plan and perform necessary follow-up activities. Conversion plans have been established for the Company's EDI customers and vendors and procedures have begun. Efforts are underway to convert the remaining customers in the next fiscal quarter. The Company will continue its efforts to gather information from businesses with whom it conducts business. However, such information is subject to accurate and voluntary communication. Consequently, the Company cannot predict the likelihood or impact on its business resulting from noncompliance by such parties.

  Although the Company believes its business critical systems will be compliant by the end of the current fiscal year, there can be no assurances that all non-compliant systems will be identified or that all significant suppliers or customers will be year 2000 capable. A worst-case scenario could include interruption in the procurement of necessary materials or the disruption in manufacturing or information systems. Such events would adversely impact the distribution of product, timelines and accuracy of record-keeping and collection of revenue among other consequences which could cause a material impact on the Company's results of operation and financial position.

  The Company has begun to develop contingency plans and recovery procedures to deal with potential problems associated with failures in its own computer systems as well as disruptions caused by system failures (or further dependencies) of its critical suppliers. The Company anticipates finalizing these plans by the end of its current fiscal year. These plans include, among others, the modification and upgrading of necessary business systems for which the enterprise-wide system implementation efforts are not certain.

  Costs incurred in the Company's year 2000 compliance efforts are being expensed as incurred. Anticipated expenditures related to year 2000 compliance readiness, in addition to those associated with the enterprise-wide software implementation, are expected to be approximately $0.5-$1.0 million for the fiscal year ending June 27, 1999.

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

Part II. Other Information



  Item 5.   Other Information




            Effective 5:00 o'clock P.M. on January 31, 1999, William T. Kretzer resigned as a member of the Company's Board of Directors, as well as the Company's President and Chief Executive Officer. Subsequently, Mr. Kretzer died on April 23, 1999. Mr. Kretzer did not resign as a Director of Company because of disagreements with the Company on any matters relating to the Company's operations, policies or practices. A successor director has not yet been elected.

  Item 6.   Exhibits and Reports on Form 8-K


            (27)  Financial Data Schedule

           (b) No reports on Form 8-K have been filed during the quarter ended March 28, 1999

                                UNIFI, INC.


  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   UNIFI, INC.








  Date: May 12, 1999                          WILLIS C. MOORE, III
                                              Willis C. Moore, III
                                              Senior-Vice President and Chief
                                              Financial Officer (Mr. Moore is
                                              the Principal Financial and
                                              Accounting Officer and has been
                                              duly authorized to sign on behalf
                                              of the Registrant.)