Form 10-K
period 1999-06-27
UNIFI INC
filed 1999-09-21
CIK 100726

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Fiscal Year Ended June 27, 1999 - Commission File Number 1-10542

                                 ---------------
                                   UNIFI, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         New York                                     11-2165495
--------------------------------------   --------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

     7201 West Friendly Avenue
    Greensboro, North Carolina                           27410
--------------------------------------   --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

             (336) 294-4410
------------------------------------------------
(REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.10 per share        New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X  No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliated of the registrant as of August 13, 1999 based on a closing price of $14.8125 per share: $865,598,433

Number of shares outstanding as of August 13, 1999: 59,548,652

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of the Shareholders of Unifi, Inc., to be held on October 21, 1999, are incorporated by reference into Part III.

Exhibits, Financial Statement Schedules and Reports on Form 8-K index is located on pages 32 through 34.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

     Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the "Company" or "Unifi"), is one of the largest and most diversified producers and processors of textile yarns in the world. The Company is primarily engaged in the processing of synthetic yarns in two primary business segments, polyester and nylon. The polyester segment is comprised of textured, dyed, twisted and beamed yarns with sales to knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, industrial and other end use markets. The nylon segment is comprised of textured nylon and covered spandex products with sales to knitters and weavers that produce fabrics for the apparel, hosiery, socks and other end use markets. See footnote to the Consolidated Financial Statements ("Footnote") 2 ("Acquisitions") on page 20 and Footnote 11 ("Investment in Unconsolidated Affiliates") on pages 27 and 28 of this Report for information concerning recent mergers, acquisitions and consolidations of the Company's business, which is incorporated herein by reference.

     Texturing polyester and nylon filament fiber involves the processing of partially oriented yarn ("POY"), which is either raw polyester or nylon filament fiber purchased from chemical manufacturers, to give it greater bulk, strength, stretch, consistent dyeability and a softer feel, thereby making it suitable for use in knitting and weaving of fabrics. The texturing process involves the use of high-speed machines to draw, heat and twist the POY to produce yarn having various physical characteristics, depending on its ultimate end use.

     During the fourth quarter of fiscal year 1999, the Company formed Unifi Technology Group, LLC ("UTG"), to provide consulting services focused on integrated manufacturing, factory automation and electronic commerce solutions to other domestic manufacturers. Effective June 1, 1999, UTG acquired the assets of Cimtec, Inc. ("Cimtec"), a manufacturing automation solutions provider, for $10.5 million. Subsequently, a five-percent interest in the new entity was sold to certain former Cimtec shareholders. See Footnote 2 ("Acquisitions") on page 20 of this Report for additional information on UTG.

     See the information included under "Year 2000 Compliance Status" under Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 and 12 of this Report.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The primary suppliers of POY to the Company's polyester segment are E. I. DuPont de Nemours and Company ("Dupont"), Nanya Plastics Corp. of America ("Nanya"), Kosa (formerly Hoechst Celanese Corporation), Wellman Industries, Reliance Industries, LTD. and P.T. Indorama Synthetics TBK, with the majority of the Company's polyester POY being supplied by DuPont. In addition, the Company has polyester POY manufacturing facilities in Ireland and Yadkinville, North Carolina (which provides approximately 35% of its total domestic polyester POY supply needs). The production of POY is comprised of two primary processes, polymerisation (performed in Ireland only) and spinning (performed in both Ireland and Yadkinville). The polymerisation process is the production of polymer by a chemical reaction involving terephthalic acid and ethylene glycol, which are combined to form chip. The spinning process involves the extrusion and melting of chip to form molten polymer. The molten polymer is then extruded through spinnerettes to form continuous multi-filament raw yarn (POY). Substantially all of the raw materials for such manufactured POY is supplied by Nanya for domestic production and by Dupont and Bayer AG for our Irish operation. The primary suppliers of POY to the Company's nylon segment are DuPont and Cookson Fibers, Inc., with the majority of the Company's nylon POY being supplied by DuPont.

     Although the Company is heavily dependent upon a limited number of suppliers, the Company has not had and does not anticipate any material difficulty in obtaining its raw POY or raw materials used to manufacture polyester POY.

     PATENTS AND LICENSES: The Company currently has several patents and registered trademarks, none of which it considers material to its business as a whole.

     CUSTOMERS: The Company, in fiscal year ended June 27, 1999, sold its polyester yarns to approximately 1,150 customers and its nylon yarns to approximately 400 customers, no one customer's purchases exceeded 10% of net sales for the polyester segment during said period, while one customer comprised 19.5% of net sales for the nylon segment for this time period. The Company does not believe that either its polyester segment or its nylon segment is dependent on any one customer.

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

     COMPETITIVE CONDITIONS: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells high-volume commodity products, pricing is highly competitive with product quality and customer service being essential for differentiating the competitors within the industry. Product quality insures manufacturing efficiencies for the customer. The Company's polyester and nylon yarns compete in a worldwide market with a number of other foreign and domestic producers of such yarns. In the sale of polyester filament yarns, major domestic competitors are Dillon Yarn Company, Inc., Spectrum Dyed Yarns, Inc. and Milliken & Company and in the sale of nylon yarns major domestic competitors are Jefferson Mills, Inc. and Worldtex, Inc. Additionally, there are numerous foreign competitors that sell polyester and nylon yarns in the United States.

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

     EMPLOYEES: The number of full-time employees of the Company is approximately 6,250.

     FINANCIAL INFORMATION ABOUT SEGMENTS: See the information included in Footnote 9 ("Business Segments, Foreign Operations and Concentrations of Credit Risk") on Page 24 through Page 26 of this Report for the Financial Information About Segments required by Item 101 of Regulation S-K.

ITEM 2. PROPERTIES

     The Company currently maintains a total of 20 manufacturing and warehousing facilities, one central distribution center and one recycling center in North Carolina; one manufacturing and related warehousing facility in Staunton, Virginia; one central distribution center in Fort Payne, Alabama; four manufacturing operations in Letterkenny, County of Donegal, Republic of Ireland; two warehousing locations in Carrickfergus, Ireland; two manufacturing and one office building in Brazil and one manufacturing and administration facility in Bogota, Colombia. All of these facilities, which contain approximately 8,166,153 square feet of floor space, with the exception of one plant facility leased from NationsBank Leasing and R.E. Corp. pursuant to a Sales-leaseback Agreement entered on May 20, 1997, as amended, two warehouses in Carrickfergus, Ireland, and one plant and the office in Brazil are owned in fee; and management believes they are in good condition, well maintained, and are suitable and adequate for present production.

     The polyester segment of the Company's business uses 17 manufacturing, six warehousing and one dedicated office totaling 5.3 million square feet. The nylon segment of the Company's business uses utilizes six manufacturing and four warehousing facilities aggregating 2.7 million square feet.

     UTG leases six office locations in several states from which it conducts business.

     The Company leases sales offices and/or apartments in New York, Coleshill, England, Oberkotzau, Germany, and Lyon, France, and has a representative office in Tokyo, Japan.

     The Company also leases its corporate headquarters building at 7201 West Friendly Avenue, Greensboro, North Carolina, which consists of a building containing approximately 121,125 square feet located on a tract of land containing approximately 8.99 acres. This property is leased from Merrill Lynch Trust Company of North Carolina, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, and Wachovia Bank & Trust Company, N.A., Independent Trustee. On May 20, 1996, the Company exercised its option to extend the term of the lease on this property for five years, through March 13, 2002. Reference is made to a copy of the lease agreement attached to the Registrant's Annual Report on Form 10-K as Exhibit (10d) for the fiscal year ended June 27, 1987, which is by reference incorporated herein.

     See the related information included in Footnote 8 ("Leases and Commitments") on Page 24 of this Report.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any litigation which is considered material, as that term is used in Item 103 of Regulation S-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 27, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange. The following table sets forth the range of high and low sales prices of the Unifi Common Stock as reported on the NYSE Composite Tape and the regular cash dividends per share declared by Unifi during the periods indicated.

     On July 16, 1998, the Company announced its intention to discontinue the payment of cash dividends and utilize the cash to purchase shares of the Company's common stock. Accordingly, effective July 16, 1998, the Board of Directors of the Company terminated the previously established policy of paying cash dividends equal to approximately 30% of the Company's after tax earnings of the previous fiscal year.

     As of August 13, 1999, there were approximately 849 holders of record of the Company's common stock.

                                                HIGH        LOW      DIVIDENDS
                                            ----------- ----------- ----------
Fiscal year 1997:
  First quarter ended September 29, 1996 ..   $ 28.88     $ 26.00     $ .11
  Second quarter ended December 29, 1996 ..   $ 33.13     $ 26.63     $ .11
  Third quarter ended March 30, 1997 ......   $ 33.88     $ 30.13     $ .11
  Fourth quarter ended June 29, 1997 ......   $ 36.88     $ 29.63     $ .11
Fiscal year 1998:
  First quarter ended September 28, 1997 ..   $ 43.63     $ 35.06     $ .14
  Second quarter ended December 28, 1997 ..   $ 42.25     $ 36.38     $ .14
  Third quarter ended March 29, 1998 ......   $ 42.13     $ 33.00     $ .14
  Fourth quarter ended June 28, 1998 ......   $ 39.56     $ 34.19     $ .14
Fiscal year 1999:
  First quarter ended September 27, 1998 ..   $ 34.25     $ 17.13     $  --
  Second quarter ended December 27, 1998 ..   $ 20.06     $ 11.94     $  --
  Third quarter ended March 28, 1999 ......   $ 19.56     $ 10.69     $  --
  Fourth quarter ended June 27, 1999 ......   $ 18.56     $ 11.56     $  --

                        ITEM 6. SELECTED FINANCIAL DATA

                                                 JUNE 27, 1999   JUNE 28, 1998   JUNE 29, 1997   JUNE 30, 1996   JUNE 25, 1995
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)      (52 WEEKS)      (52 WEEKS)      (52 WEEKS)      (53 WEEKS)     (52 WEEKS)
----------------------------------------------- --------------- --------------- --------------- --------------- --------------
Summary of Earnings:
Net sales .....................................   $1,251,160      $1,377,609      $1,704,926      $1,603,280      $1,554,557
Cost of sales .................................    1,076,610       1,149,838       1,473,667       1,407,608       1,330,410
Gross profit ..................................      174,550         227,771         231,259         195,672         224,147
Selling, general and administrative
 expense ......................................       55,338          43,277          46,229          45,084          43,116
Interest expense ..............................       27,459          16,598          11,749          14,593          15,452
Interest income ...............................       (2,399)         (1,869)         (2,219)         (6,757)        (10,372)
Other (income) expense ........................        1,569             389             819          (4,390)         (9,659)
Equity in (earnings) losses of
 unconsolidated affiliates ....................       (4,214)        (23,030)            399              --              --
Minority interest .............................        9,401             723              --              --              --
Non-recurring charge ..........................           --              --              --          23,826              --
                                                  ----------      ----------      ----------      ----------      ----------
Income from continuing operations
 before income taxes and other items
 listed below .................................       87,396         191,683         174,282         123,316         185,610
Provision for income taxes ....................       28,369          62,782          58,617          44,939          69,439
                                                  ----------      ----------      ----------      ----------      ----------
Income before extraordinary item
 and cumulative effect of accounting
 change .......................................       59,027         128,901         115,665          78,377         116,171
                                                  ----------      ----------      ----------      ----------      ----------
Extraordinary item, net of tax ................           --              --              --           5,898              --
Cumulative effect of accounting
 change, net of tax ...........................        2,768           4,636              --              --              --
                                                  ----------      ----------      ----------      ----------      ----------
Net income ....................................       56,259         124,265         115,665          72,479         116,171
                                                  ==========      ==========      ==========      ==========      ==========
Per Share of Common Stock:
Income before extraordinary item
 and cumulative effect of accounting
 change (diluted) .............................   $      .97      $     2.08      $     1.81      $     1.18      $     1.62
Extraordinary item (diluted) ..................           --              --              --          (  .09)             --
Cumulative effect of accounting
 change (diluted) .............................        ( .04)         (  .07)             --              --              --
Net income (diluted) ..........................          .93            2.01            1.81            1.09            1.62
Cash dividends ................................           --             .56             .44             .52             .40
Financial Data:
Working capital ...............................   $  216,897      $  209,878      $  216,145      $  196,222      $  333,357
Gross property, plant and
 equipment ....................................    1,231,013       1,145,622       1,147,148       1,027,128         910,383
Total assets ..................................    1,365,840       1,333,814       1,018,703         951,084       1,040,902
Long-term debt and other
 obligations ..................................      478,898         458,977         255,799         170,000         230,000
Shareholders' equity ..........................      646,138         636,197         548,531         583,206         603,502

     Fiscal year 1995 through 1997 amounts include the spun cotton yarn operations that were contributed to Parkdale America, LLC on June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1999

     Following is a summary of operating income by segment for fiscal years 1999 and 1998, as reported regularly to the Company's management:

                                                                       ALL
(AMOUNTS IN THOUSANDS)                 POLYESTER       NYLON          OTHER        CONSOLIDATED
------------------------------------- -----------   -----------   -------------   -------------
Fiscal 1999
 Net sales ..........................  $822,763      $449,009       $ (20,612)     $1,251,160
 Cost of sales ......................   719,535       384,772         (27,697)      1,076,610
 Selling, general and administrative     38,518        16,271             549          55,338
                                       --------      --------       ---------      ----------
 Operating income ...................  $ 64,710      $ 47,966       $   6,536      $  119,212
                                       ========      ========       =========      ==========
Fiscal 1998
 Net sales ..........................  $939,780      $470,994       $ (33,165)     $1,377,609
 Cost of sales ......................   797,613       387,428         (35,203)      1,149,838
 Selling, general and administrative     30,223        13,054              --          43,277
                                       --------      --------       ---------      ----------
 Operating income ...................  $111,944      $ 70,512       $   2,038      $  184,494
                                       ========      ========       =========      ==========

     As described in Note 9 to the consolidated financial statements, all "other" revenues and expenses, required to reconcile the polyester and nylon operating segments to consolidated results, are comprised primarily of intersegment sales and cost of sales eliminations and various expenses reported internally at a consolidated level. In addition, fiscal 1999 "other" revenue and expenses contains activity from the June 1, 1999 acquisition of Cimtec (see Note 2 to the consolidated financial statements).

     POLYESTER OPERATIONS

     In fiscal 1999, polyester net sales decreased $117.0 million, or 12.5% compared to fiscal 1998. Year-over-year performance continues to be negatively impacted by the continuing effects of Asian imports of yarns, fabric and apparel, which have kept sales volumes, sales pricing and gross margins under pressure both domestically and internationally. The fiscal 1999 over 1998 volume increase of 1.0% was aided by twelve months of sales volume generated by the business venture with Burlington Industries consummated May 29, 1998 (see Note 13 to the consolidated financial statements). Average unit sales prices declined 13.5% during fiscal 1999. In addition to the decline in average unit sales prices created by market pressures, the pricing decline was also influenced by decreasing fiber costs and the strengthening of the U.S. dollar. As described in
Note 10 to the consolidated financial statements, the Company utilizes forward contracts to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Additionally, currency exchange rate risks are mitigated by purchases and borrowings in local currencies. The Company also enters currency forward contracts for committed equipment and inventory purchases. The Company does not enter into derivative financial instruments for trading purposes.

     Polyester gross profit decreased $38.9 million during fiscal 1999 and gross margins declined from 15.1% in 1998 to 12.5% in 1999. Gross profit for fiscal 1999 was reduced by a $4.0 million charge resulting from employee acceptance of an early retirement plan. The remainder of the decline in gross profit and gross margin can be attributed to the aforementioned pressures on sales prices caused by imports.

     Selling, general and administrative expense allocated to the polyester segment increased $8.3 million in fiscal 1999. Of this increase, $5.7 million related to a charge resulting from employee acceptance of an early retirement program offered in fiscal 1999. Selling, general and administrative expense, as a percentage of polyester net sales, increased from 3.2% in fiscal 1998 to 4.7% in fiscal 1999.

     NYLON OPERATIONS

     In fiscal 1999, nylon net sales decreased $22.0 million, or 4.7% compared to fiscal 1998. Unit volumes for fiscal 1999 decreased by 4.8%, while average sales prices, based on product mix, increased 0.1%. The reduction in sales volume is primarily attributable to the continuing decline of the ladies hosiery market. The sales price increase was impacted by a minor shift in domestic product mix to lower volume, higher priced products.

     Nylon gross profit decreased $19.3 million and gross margin decreased from 17.7% in 1998 to 14.3% in 1999, due mainly to the previously noted decrease in net sales and the corresponding lack of volume to cover existing fixed manufacturing costs and depreciation. In addition, depreciation increased $8.0 million in fiscal 1999 over 1998 resulting from the completion in fiscal 1999 of a nylon texturing and covering facility, constructed to replace older equipment and consolidate several of the Company's older nylon facilities. Gross profit was also reduced by a $2.6 million charge resulting from employee acceptance of an early retirement plan offered in fiscal 1999.

     Selling, general and administrative expense allocated to the nylon segment increased $3.2 million in fiscal 1999. Of this increase, $2.5 million related to a charge resulting from employee acceptance of an early retirement program offered in fiscal 1999. Selling, general and administrative expense, as a percentage of nylon net sales, increased from 2.8% in fiscal 1998 to 3.6% in fiscal 1999.

     CONSOLIDATED OPERATIONS

     Interest expense increased $10.9 million, from $16.6 million in fiscal 1998 to $27.5 million in fiscal 1999. The increase in interest expense reflects higher levels of debt outstanding at higher average interest rates during fiscal 1999 and a $4.8 million reduction in capitalized interest for major construction projects, as certain significant projects in process during the prior year period have been completed. The weighted average interest rate on debt outstanding at June 27, 1999 was 5.94%.

     Interest income improved by $530 thousand from 1998 to 1999 primarily as a result of higher levels of invested funds. Other expense increased from $389 thousand to $1.6 million from 1998 to 1999.

     Earnings from our equity affiliates, Parkdale America, LLC. (the "LLC") and Micell Technologies, Inc. ("Micell"), net of related amortization, totaled $4.2 million in fiscal 1999 compared with $23.0 million in fiscal 1998. The decline in earnings is primarily attributable to the reduced earnings of the LLC and higher start-up expenses at Micell. The LLC's operations were negatively impacted by excess capacity in the markets and reduced sales volumes as imported apparel eroded their customer's business.

     Effective May 29, 1999, the Company formed a limited liability company (the "Partnership") with Burlington Industries, Inc. ("Burlington") to manufacture and market natural textured polyester. The Company has an 85.42% ownership interest in the Partnership and Burlington has 14.58%. However, for the first five years of the Partnership, Burlington is entitled to receive the first $9.4 million of earnings. Subsequent to this five year period, earnings are to be allocated based on ownership percentages. Burlington's share of the earnings of the Partnership are reflected as minority interest and amounted to $9.4 million in fiscal 1999 and $0.7 million in fiscal 1998.

     The effective tax rate decreased from 32.8% in 1998 to 32.5% in 1999. The difference between the statutory and effective tax rate is primarily due to the realization of state tax credits associated with significant capital expenditures and the operating results of our Irish operations that are taxed at a 10.0% effective rate.

     In the first quarter of fiscal 1999, the Company recognized a cumulative effect of an accounting change of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a result of changing its accounting policy regarding start-up costs. Pursuant to the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," any previously capitalized start-up costs were required to be written-off as a cumulative effect of an accounting change. Accordingly, the Company has written-off the unamortized balance of the previously capitalized start-up costs.

     As a result of the above, the Company realized during the current year net income of $56.3 million, or $0.93 per diluted share, compared to $124.3 million, or $2.01 per diluted share for the prior fiscal year period. Before the previously described cumulative effect of an accounting change in the current year, earnings would have been $59.0 million or $0.97 per diluted share.

     In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income and its components in complete, general purpose financial statements as well as requires certain interim comprehensive income information be disclosed. Comprehensive income represents the change in net assets of a business during a period from non-owner sources, which are not included in net income. Foreign currency translation adjustments presently represent the only component of comprehensive income for the Company. As of June 28, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which the Company adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards of reporting financial information from operating segments in annual and interim financial statements of public companies, as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. The required segment reporting is detailed in Note 9 to the consolidated financial statements. The adoption of SFAS 131 had no effect on the consolidated results of operations or financial position.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," ("SOP 98-1"). This SOP is effective for the Company in the first quarter of fiscal year 2000. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses certain of these internal costs when incurred. As discussed in "Year 2000 Compliance Status" located in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is actively implementing an enterprise-wide software solution that is substantially complete at June 27, 1999. Consequently, remaining costs associated with obtaining and modifying this system are not anticipated to be material to the Company's results of operations or financial position after the adoption of this SOP.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and in August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "An Amendment to SFAS 133," which delayed the effective date of SFAS 133 until the Company's fiscal year 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. For derivatives that are hedges, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Although the Company does not enter into derivative financial instruments for trading purposes, it has not yet determined what the effect of SFAS 133, for derivatives that are considered hedges, will be on its results of operations or financial position.

FISCAL 1998

     Following is a summary of operating income by segment for fiscal years 1998 and 1997, as reported regularly to the Company's management:

                                                                       ALL
(AMOUNTS IN THOUSANDS)                 POLYESTER       NYLON          OTHER        CONSOLIDATED
------------------------------------- -----------   -----------   -------------   -------------
Fiscal 1998
 Net sales ..........................  $939,780      $470,994       $ (33,165)     $1,377,609
 Cost of sales ......................   797,613       387,428         (35,203)      1,149,838
 Selling, general and administrative.    30,223        13,054              --          43,277
                                       --------      --------       ---------      ----------
 Operating income ...................  $111,944      $ 70,512       $   2,038      $  184,494
                                       ========      ========       =========      ==========
Fiscal 1997
 Net sales ..........................  $967,201      $469,954       $ 267,771      $1,704,926
 Cost of sales ......................   835,027       386,467         252,173       1,473,667
 Selling, general and administrative.    25,464        11,845           8,920          46,229
                                       --------      --------       ---------      ----------
 Operating income ...................  $106,710      $ 71,642       $   6,678      $  185,030
                                       ========      ========       =========      ==========

     As illustrated in Note 9 to the consolidated financial statements, all "other" revenues and expenses, required to reconcile the polyester and nylon operating segments to consolidated results, are comprised primarily of intersegment sales and cost of sales eliminations and various expenses reported internally at a consolidated level. In addition, fiscal 1997 contains activity related to the spinning of cotton and cotton blend fibers, which were contributed to Parkdale America on June 30, 1997 (see Note 11 to the consolidated financial statements).

     POLYESTER OPERATIONS

     Polyester net sales decreased $27.4 million from fiscal year 1997 to 1998. Overall unit volume increased 1.5% during fiscal 1998. Average unit sales prices declined 4.3% during fiscal 1998 primarily due to export sales comprising a larger percentage of total fiscal 1998 sales as compared with fiscal 1997. Export unit prices were adversely affected in fiscal 1998 due to various factors including the strengthening of the U.S. dollar and increased competition. The stronger U.S. dollar also negatively impacted the translation of our Irish operation's sales in fiscal 1998 from the functional Irish punt currency to the U.S. dollar. Domestically, unit volumes declined in fiscal 1998 as a result of increased fiber, fabric and apparel imports. Unit volumes increased in the fourth quarter due, in part, to the sales generated by the formation of a limited liability company with Burlington Industries on May 29, 1998.

     Sales from foreign operations are denominated in local currencies and are hedged in part by the purchase of raw materials and services in those same currencies. As described in Note 10 to the consolidated financial statements, currency exchange rate risks are mitigated by the utilization of foreign currency forward contracts and purchases in local currencies. The Company does not enter into derivative financial instruments for trading purposes.

     Polyester gross margins improved from 13.7% in fiscal 1997 to 15.1% in the fiscal 1998. The increase in gross margin primarily reflects raw material cost reductions based on product mix, which were partially offset by higher direct and allocated indirect manufacturing costs as a percentage of net sales. The increase in allocated indirect manufacturing costs results from the lower consolidated sales base in fiscal 1998, in which to allocate indirect costs, as a result of the contribution of our spun cotton yarn operations at the beginning of the 1998 fiscal year.

     Selling, general and administrative expense allocated to the polyester segment increased $4.8 million from fiscal 1997 to 1998. As a percentage of net sales these costs increased from 2.6% in the prior fiscal year to 3.2% in the current year. The increase mainly reflects the lower consolidated sales base, in which to absorb allocated costs, as a result of the contribution of our spun cotton yarn operations at the beginning of the 1998 fiscal year.

     NYLON OPERATIONS

     Nylon net sales remained stable from the fiscal year 1997 to 1998 despite a 4.4% decline in unit volume. The volume decrease was minimized by the acquisition on November 14, 1997, of SI Holding Company (Spanco). The effect of the volume decrease was offset by a 4.4% increase in average unit sales prices.

     Nylon gross margins were 17.7% in both fiscal 1998 and 1997. During fiscal 1998 nylon realized average unit raw material cost reductions based on product mix, which were offset by higher direct and allocated indirect manufacturing costs as a percentage of net sales. The increase in allocated indirect manufacturing costs results from the lower consolidated sales base in fiscal 1998, in which to allocate indirect costs, as a result of the contribution of our spun cotton yarn operations at the beginning of the 1998 fiscal year.

     Selling, general and administrative expense allocated to the nylon segment increased $1.2 million from fiscal 1997 to 1998. As a percentage of net sales these costs increased from 2.5% in fiscal 1997 to 2.8% in fiscal 1998. The increase mainly reflects the lower consolidated sales base, in which to absorb allocated costs, as a result of the contribution of our spun cotton yarn operations at the beginning of the 1998 fiscal year.

     CONSOLIDATED OPERATIONS

     Interest expense increased $4.9 million, from $11.7 million in 1997 to $16.6 million in 1998. The increase is associated with both higher levels of debt outstanding during the current year and higher average interest rates during this period. In February 1998, the Company issued $250.0 million of debt securities, the proceeds of which were used to repay a portion of the revolving credit facility. The coupon rate of the new securities is 6.50%. Debt levels increased during the year as a result of capital expenditures, investments in equity affiliates, stock repurchases and an acquisition.

     Interest income declined $350 thousand from 1997 to 1998 primarily as a result of lower levels of invested funds. Other expense decreased from $819 thousand to $389 thousand from 1997 to 1998.

     Earnings from our equity affiliates, net of related amortization, totaled $23.0 million in the current year. The effective tax rate decreased from 33.6% in 1997 to 32.8% in 1998. The improvement in the effective tax rate is primarily due to the realization of state tax credits in the current year associated with significant capital expenditures and improved operating results of our Irish operations that are taxed at a 10.0% effective rate.

     In the second quarter of fiscal 1998, the Company recognized a write-off of $7.5 million ($4.6 million after tax) or $.07 per diluted share as a result of changing its accounting policy regarding business reengineering costs. Previously, substantially all direct external costs associated with installing a new computer software system were capitalized, including those costs related to business process reengineering. Pursuant to Emerging Issues Task Force 97-13 issued in November 1997, these costs were written off as a cumulative catch-up adjustment.

     As a result of the above, the Company realized during fiscal 1998 net income of $124.3 million, or $2.01 per diluted share, compared to $115.7 million or $1.81 per diluted share for fiscal 1997. Before the cumulative effect of an accounting change in fiscal 1998, earnings would have been $128.9 million or $2.08 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations continues to be a primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $209.8 million for fiscal 1999, compared to $181.7 million for fiscal 1998. The primary sources of cash from operations, other than net income, were a decrease in accounts receivable of $34.5 million, a decrease in inventory of $16.3 million and non-cash adjustments aggregating $103.0 million. Depreciation and amortization of $89.9 million, the after-tax cumulative effect of an accounting change of $2.8 million, the deferred income tax provision of $4.6 million, and the distributions from unconsolidated equity affiliates in excess of earnings of $5.3 million were the primary components of the non-cash adjustments. Offsetting these sources was a decrease in accounts payable and accruals of $14.0 million. All working capital changes have been adjusted to exclude the effects of acquisitions and currency translation. Working capital levels are more than adequate to meet the operating requirements of the Company. The Company ended fiscal 1999 with working capital of $216.9 million, which included cash and cash equivalents of $44.4 million.

     The Company utilized $159.6 million for net investing activities and $12.0 million for net financing activities during fiscal 1999. Significant expenditures during this period included $118.8 million for capacity expansions and upgrading of facilities, $27.1 million for acquisitions, $10.0 for investments in equity affiliates, $39.3 million for the purchase and retirement of Company common stock and $9.0 million for distributions to minority interest shareholders. The Company also utilized the net proceeds of $35.4 million from its long-term debt agreements to finance these expenditures. The Company purchased, effective April 1, 1999, the polyester texturing and dyed yarn property, plant and equipment of Fairway Polyester, LTDA located in Brazil for $16.6 million. The Company also acquired the assets of Cimtec Inc, a manufacturing solutions provider, effective June 1, 1999 for $10.5 million. These acquisitions, which are not deemed significant to the Company's consolidated net assets or result of operations, were accounted for by the purchase method of accounting.

     At June 27, 1999, the Company has committed approximately $20.2 million for the purchase and upgrade of equipment and facilities during fiscal 2000.

     In the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments expected to be spread over a period not to exceed three years.

     The Company periodically evaluates the carrying value of long-lived assets, including property, plant and equipment and intangibles to determine if impairment exists. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is required to be recognized for the difference between the fair value or the discounted future cash flows and the carrying amount of the asset. As discussed in the current and prior periods, the performance of our polyester operations continued to be negatively impacted by the ongoing effects of Asian fiber, fabric and apparel imports which have reduced polyester sales volumes and gross margins. Additionally, in response to the pressures caused by the importation of fabric and apparel, many U.S. textile and apparel manufacturers are downsizing their domestic operations and moving production capacity offshore. During the fourth quarter of fiscal 1999, the Company reviewed its projected future cash flows of the polyester division's long-lived assets and determined no impairment exists at this time.

     Effective July 16, 1998, the Board of Directors terminated the previously-established policy of paying cash dividends equal to approximately 30% of the Company's after-tax earnings for the previous year. In lieu of this cash dividend, the Board of Directors authorized management to utilize in fiscal 1999 cash equal to the same 30% of previous year's earnings to purchase shares of the Company's stock, as management deems advisable. The Board of Directors also increased the remaining authorization pursuant to a resolution originally adopted on October 21, 1993, to purchase 10 million shares of Unifi's common stock. During the current year, the Company has purchased 2.1 million shares for $39.3 million. Accordingly, there remains an authorization to repurchase approximately 7.9 million shares. The Company will continue to operate its stock buy-back program, as it deems appropriate, based on prevailing financial and market conditions.

     Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital, Company common stock repurchases and other financial needs.

YEAR 2000 COMPLIANCE STATUS

     The Company continues to actively address the business issues associated with the year 2000 that impact information technology systems and non-information technology systems (i.e., embedded technology) both internally and in relation to our external customers, suppliers and other business associates. Factors involved in addressing such business issues include the evaluation, testing and implementation of the Company's enterprise-wide systems; evaluation, upgrading and certifying of non-information technology systems; assessing and testing significant customers' and vendors' compliance strategies and monitoring the status thereof (including electronic commerce with these companies); and, evaluating and monitoring the compliance plans of businesses in which the Company maintains investments in their operations. The Company has created a team of professionals with the responsibility of addressing business issues associated with the year 2000. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems as the installation of the remaining enterprises-wide software is anticipated to be completed in the necessary time frame. At present, the Company estimates it is approximately 95% complete with its enterprise-wide software implementation efforts and approximately 95% complete with respect to manufacturing plant floor applications implementations. Additionally, upgrades are ongoing and are on schedule for certain applications where the Company has elected to postpone enterprise software conversion. Testing of the respective applications is an on-going process, which will go on throughout the next quarter. Embedded technology devices are also being reviewed in conjunction with the manufacturing plant floor compliance procedures.

     The Company is also dependent upon its customers' and vendors' compliance with the year 2000 problem and could face disruption of business in the event these efforts are unsuccessful. The Company has requested information on the year 2000 compliance plans and status from its significant vendors and equity affiliates and is presently not aware of any material exposures or contingencies. Face-to-face meetings have been conducted and will continue in order to plan and execute appropriate follow-up activities with its more critical suppliers. The Company has sent surveys to its major customers and is presently evaluating responses as they are submitted to plan and perform necessary follow-up activities. Conversion plans have been established for the Company's EDI customers and vendors and procedures have begun. Efforts are underway to convert the remaining customers in the next fiscal quarter. The Company will continue its efforts to gather information from businesses with which it conducts business. However, such information is subject to accurate and voluntary communication. Consequently, the Company cannot predict the likelihood or impact on its business resulting from noncompliance by such parties. Although the Company believes its business critical systems will be compliant, there can be no assurances that all non-compliant systems will be identified or that all significant suppliers or customers will be year 2000 capable. A worst-case scenario could include interruption in the procurement of necessary materials or the disruption in manufacturing or information systems. Such events would adversely impact the distribution of product, timelines and accuracy of record-keeping and collection of revenue among other consequences which could cause a material impact on the Company's results of operation and financial position.

     The Company has substantially completed contingency plans and recovery procedures to deal with potential problems associated with failures in its own computer systems as well as disruptions caused by system failures (or further dependencies) of its critical suppliers. These plans include, among others, the modification and upgrading of necessary business systems for which the enterprise-wide system implementation efforts are not certain. Costs incurred in the Company's year 2000 compliance efforts are being expensed as incurred. Anticipated expenditures related to year 2000 compliance readiness, in addition to those associated with the enterprise- wide software implementation, was $765 thousand for the fiscal year ending June 27, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See the information included in Footnote 10 ("Derivative Financial Instruments and Fair Value of Financial Instruments") on Pages 26 and 27 of this Report.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's report of independent auditors and consolidated financial statements and related notes follow on subsequent pages of this Report.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF UNIFI, INC.

     We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 27, 1999, and June 28, 1998, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 27, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 27, 1999, and June 28, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina
July 20, 1999

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)                               JUNE 27, 1999     JUNE 28, 1998
-------------------------------------------------   ---------------   --------------
ASSETS:
Current assets:
Cash and cash equivalents .......................     $    44,433      $     8,372
 Receivables ....................................         185,784          222,310
 Inventories ....................................         129,917          137,201
 Other current assets ...........................           2,015            1,308
                                                      -----------      -----------
   Total current assets .........................         362,149          369,191
                                                      -----------      -----------
Property, plant and equipment:
 Land ...........................................           6,973            6,525
 Buildings and air conditioning .................         241,852          206,559
 Machinery and equipment ........................         848,701          772,504
 Other ..........................................         133,487          160,034
                                                      -----------      -----------
                                                        1,231,013        1,145,622
Less accumulated depreciation ...................         541,275          497,042
                                                      -----------      -----------
                                                          689,738          648,580
Investment in unconsolidated affiliates .........         207,142          212,448
Other noncurrent assets .........................         106,811          103,595
                                                      -----------      -----------
                                                      $ 1,365,840      $ 1,333,814
                                                      ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable ...............................     $    68,716      $    93,922
 Accrued expenses ...............................          52,889           43,939
 Income taxes payable ...........................           7,392            5,218
 Current maturities of long-term debt and
   other current liabilities ....................          16,255           16,234
                                                      -----------      -----------
   Total current liabilities ....................         145,252          159,313
                                                      -----------      -----------
Long-term debt and other liabilities ............         478,898          458,977
                                                      -----------      -----------
Deferred income taxes ...........................          78,369           62,970
                                                      -----------      -----------
Minority interests ..............................          17,183           16,357
                                                      -----------      -----------
Shareholders' equity:
 Common stock ...................................           5,955            6,163
 Capital in excess of par value .................              13           22,454
 Retained earnings ..............................         658,353          618,128
 Accumulated other comprehensive loss ...........         (18,183)         (10,548)
                                                      -----------      -----------
                                                          646,138          636,197
                                                      -----------      -----------
                                                      $ 1,365,840      $ 1,333,814
                                                      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)             JUNE 27, 1999     JUNE 28, 1998     JUNE 29, 1997
------------------------------------------------------   ---------------   ---------------   --------------
Net sales ............................................     $ 1,251,160       $ 1,377,609      $ 1,704,926
                                                           -----------       -----------      -----------
Costs and expenses:
 Cost of sales .......................................       1,076,610         1,149,838        1,473,667
 Selling, general and administrative expense .........          55,338            43,277           46,229
 Interest expense ....................................          27,459            16,598           11,749
 Interest income .....................................          (2,399)           (1,869)          (2,219)
 Other expense .......................................           1,569               389              819
 Equity in (earnings) losses of unconsolidated
   affiliates ........................................          (4,214)          (23,030)             399
 Minority interest ...................................           9,401               723               --
                                                           -----------       -----------      -----------
                                                             1,163,764         1,185,926        1,530,644
                                                           -----------       -----------      -----------
Income before income taxes and cumulative effect
 of accounting change ................................          87,396           191,683          174,282
Provision for income taxes ...........................          28,369            62,782           58,617
                                                           -----------       -----------      -----------
Income before cumulative effect of accounting
 change ..............................................          59,027           128,901          115,665
Cumulative effect of accounting change (net of
 applicable income taxes of $1,696 for
 June 27, 1999 and $2,902 for June 28, 1998) .........           2,768             4,636               --
                                                           -----------       -----------      -----------
Net income ...........................................     $    56,259       $   124,265      $   115,665
                                                           ===========       ===========      ===========
Earnings per common share -- basic:
 Income before cumulative effect of
   accounting change .................................     $       .97       $      2.10      $      1.83
 Cumulative effect of accounting change ..............           ( .04)           (  .07)              --
                                                           -----------       -----------      -----------
 Net income per common share .........................     $       .93       $      2.03      $      1.83
                                                           ===========       ===========      ===========
Earnings per common share -- assuming dilution:
 Income before cumulative effect of accounting
   change ............................................     $       .97       $      2.08      $      1.81
 Cumulative effect of accounting change ..............           ( .04)           (  .07)              --
                                                           -----------       -----------      -----------
 Net income per common share .........................     $       .93       $      2.01      $      1.81
                                                           ===========       ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                        CAPITAL IN                 ACCUMULATED        TOTAL       COMPREHENSIVE
(AMOUNTS IN THOUSANDS,            SHARES      COMMON     EXCESS OF    RETAINED    COMPREHENSIVE   SHAREHOLDERS'      INCOME
EXCEPT PER SHARE DATA)         OUTSTANDING     STOCK     PAR VALUE    EARNINGS    INCOME/(LOSS)       EQUITY         NOTE 1
----------------------------- ------------- ---------- ------------ ------------ --------------- --------------- --------------
Balance June 30, 1996 .......     64,831     $ 6,483    $  62,255    $ 512,253     $    2,215      $  583,206         $   --
                                  ======     =======    =========    =========     ==========      ==========         ======
Purchase of stock ...........     (3,901)       (390)     (64,786)     (55,824)            --        (121,000)            --
Options exercised ...........        280          28        2,531       (1,404)            --           1,155             --
Stock option tax benefit              --          --           --        2,307             --           2,307             --
Cash dividends -- $.44
 per share ..................         --          --           --      (27,898)            --         (27,898)            --
Currency translation
 adjustments ................         --          --           --           --         (4,904)         (4,904)        (4,904)
Net income ..................         --          --           --      115,665             --         115,665        115,665
                                  ------     -------    ---------    ---------     ----------      ----------        -------
Balance June 29, 1997 .......     61,210       6,121           --      545,099         (2,689)        548,531        110,761
                                  ======     =======    =========    =========     ==========      ==========      =========
Purchase of stock ...........       (539)        (54)        (618)     (19,515)            --         (20,187)            --
Options exercised ...........        402          40        2,154           --             --           2,194             --
Stock option tax benefit              --          --           --        2,599             --           2,599             --
Stock issued for
 acquisition ................        561          56       20,918           --             --          20,974             --
Cash dividends -- $.56
 per share ..................         --          --           --      (34,320)            --         (34,320)            --
Currency translation
 adjustments ................         --          --           --           --         (7,859)         (7,859)        (7,859)
Net income ..................         --          --           --      124,265             --         124,265        124,265
                                  ------     -------    ---------    ---------     ----------      ----------      ---------
Balance June 28, 1998 .......     61,634       6,163       22,454      618,128        (10,548)        636,197        116,406
                                  ======     =======    =========    =========     ==========      ==========      =========
Purchase of stock ...........     (2,112)       (211)     (23,092)     (16,034)            --         (39,337)            --
Options exercised ...........         26           3          651           --             --             654             --
Currency translation
 adjustments ................         --          --           --           --         (7,635)         (7,635)        (7,635)
Net income ..................         --          --           --       56,259             --          56,259         56,259
                                  ------     -------    ---------    ---------     ----------      ----------      ---------
Balance June 27, 1999 .......     59,548     $ 5,955    $      13    $ 658,353     $  (18,183)     $  646,138      $  48,624
                                  ======     =======    =========    =========     ==========      ==========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)                                       JUNE 27, 1999     JUNE 28, 1998     JUNE 29, 1997
---------------------------------------------------------   ---------------   ---------------   --------------
Cash and cash equivalents at beginning of year ..........     $    8,372        $    9,514        $   24,473
Operating activities:
  Net income ............................................         56,259           124,265           115,665
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Cumulative effect of accounting change (net
    of applicable income taxes) .........................          2,768             4,636                --
   (Earnings) losses of unconsolidated equity
    affiliates, net of distributions ....................          5,287           (15,282)              399
   Depreciation .........................................         82,993            65,033            85,533
   Amortization .........................................          6,883             4,677             2,366
   Deferred income taxes ................................          4,641            12,201            17,157
   Other ................................................            415              (350)              (85)
   Changes in assets and liabilities, excluding
    effects of acquisitions and foreign
    currency adjustments:
    Receivables .........................................         34,475             9,628           (26,441)
    Inventories .........................................         16,320              (793)          (10,032)
    Other current assets ................................           (948)            1,556              (462)
    Payables and accruals ...............................        (13,959)          (25,213)            9,260
    Income taxes ........................................         14,697             1,329            (9,524)
                                                              ----------        ----------        ----------
  Net -- operating activities ...........................        209,831           181,687           183,836
                                                              ----------        ----------        ----------
Investing activities:
  Capital expenditures ..................................       (118,846)         (250,064)         (143,176)
  Acquisitions ..........................................        (27,112)          (25,776)               --
  Investments in unconsolidated equity
   affiliates ...........................................        (10,000)          (39,492)           (2,250)
  Sale of capital assets ................................            847             2,428             3,046
  Other .................................................         (4,508)           (2,755)              768
                                                              ----------        ----------        ----------
  Net -- investing activities ...........................       (159,619)         (315,659)         (141,612)
                                                              ----------        ----------        ----------
Financing activities:
  Borrowing of long-term debt ...........................         97,000           440,273           187,500
  Repayment of long-term debt ...........................        (61,596)         (252,844)         (100,513)
  Issuance of Company stock .............................            654             2,194             3,462
  Stock option tax benefit ..............................             --             2,599             2,307
  Purchase and retirement of Company stock ..............        (39,337)          (20,187)         (121,000)
  Cash dividends paid ...................................             --           (34,320)          (27,898)
  Distributions to minority shareholders ................         (9,000)               --                --
  Other .................................................            249            (4,006)               --
                                                              ----------        ----------        ----------
  Net -- financing activities ...........................        (12,030)          133,709           (56,142)
                                                              ----------        ----------        ----------
Currency translation adjustment .........................         (2,121)             (879)           (1,041)
                                                              ----------        ----------        ----------
Net increase (decrease) in cash and cash
  equivalents ...........................................         36,061            (1,142)          (14,959)
                                                              ----------        ----------        ----------
Cash and cash equivalents at end of year ................     $   44,433        $    8,372        $    9,514
                                                              ==========        ==========        ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES AND FINANCIAL STATEMENT INFORMATION

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended three months or less prior to the dates of the consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated. Investments in 20 to 50% owned companies and partnerships are reported using the equity method.

     RECLASSIFICATION: The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

     REVENUE RECOGNITION: Revenues from sales are recognized at the time shipments are made.

     FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of shareholders' equity and included in comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary's functional currency) are included in net income.

     CASH AND CASH EQUIVALENTS: Cash equivalents are defined as short-term investments having an original maturity of three months or less.

     RECEIVABLES: Certain customer accounts receivable are factored without recourse with respect to credit risk. Factored accounts receivable at June 27, 1999, and June 28, 1998, were $41.6 million and $49.2 million, respectively. An allowance for losses is provided for known and potential losses rising from yarn quality claims and for customers not factored based on a periodic review of these accounts. Reserves for such losses were $8.7 million at June 27, 1999 and $8.2 million at June 28, 1998.

     INVENTORIES: The Company utilizes the last-in, first-out ("LIFO") method for valuing certain inventories representing 52.4% of all inventories at June 27, 1999, and the first-in, first-out ("FIFO") method for all other inventories. Inventory values computed by the LIFO method are lower than current market values. Inventories valued at current or replacement cost would have been approximately $0.7 million and $8.9 million in excess of the LIFO valuation at June 27, 1999 and June 28, 1998, respectively. Finished goods, work in process, and raw materials and supplies at June 27, 1999, and June 28, 1998, amounted to $69.7 million and $77.4 million; $14.6 million and $14.8 million; and $45.6 million and $45.0 million, respectively.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years.

     OTHER NONCURRENT ASSETS: Other noncurrent assets at June 27, 1999, and June 28, 1998, consist primarily of the cash surrender value of key executive life insurance policies ($8.1 million and $7.1 million); unamortized bond issue costs ($6.7 million and $7.5 million); and acquisition related assets consisting of the excess cost over fair value of net assets acquired and other intangibles ($86.3 million and $83.9 million), respectively. Bond issue costs are being amortized on the straight-line method over the life of the bonds which approximates the effective interest method. The acquisition related assets are being amortized on the straight-line method over periods ranging between five and thirty years. Accumulated amortization at June 27, 1999 and June 28, 1998, for bond issue costs and acquisition related assets was $19.2 million and $10.2 million, respectively.

     LONG-LIVED ASSETS: Long-lived assets, including the excess cost over fair value of net assets acquired, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying amount of the asset.

     INCOME TAXES: The Company and its domestic subsidiaries file a consolidated federal income tax return. Income tax expense is computed on the basis of transactions entering into pretax operating results. Deferred income taxes have been provided for the tax effect of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Income taxes have not been provided for the undistributed earnings of certain foreign subsidiaries as such earnings are deemed to be permanently invested.

     EARNINGS PER SHARE: The following table details the computation of basic and diluted earnings per share:

(AMOUNTS IN THOUSANDS)                                              JUNE 27, 1999   JUNE 28, 1998   JUNE 29, 1997
------------------------------------------------------------------ --------------- --------------- --------------
Numerator:
  Income before cumulative effect of accounting change ...........     $59,027         $128,901       $115,665
  Cumulative effect of accounting change .........................       2,768            4,636             --
                                                                       -------         --------       --------
  Net income .....................................................     $56,259         $124,265       $115,665
                                                                       =======         ========       ========
Denominator:
  Denominator for basic earnings per share -- weighted average
   shares ........................................................      60,568           61,331         63,294
  Effect of dilutive securities: stock options ...................           2              525            641
                                                                       -------         --------       --------
  Diluted potential common shares denominator for diluted
   earnings per share --
   adjusted weighted average shares and
   assumed conversions ...........................................      60,570           61,856         63,935
                                                                       =======         ========       ========

     STOCK-BASED COMPENSATION: With the adoption of SFAS 123, the Company elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value-based method encouraged by SFAS 123 been applied, compensation expense would have been recorded on 414,000 options granted in fiscal 1999 (which mostly vest over a two year period), and 270,500 options granted in fiscal 1997 (which vest over a two year period). No options were granted in fiscal 1998. Net income in fiscal 1999, 1998 and 1997 restated for the effect would have been $53.0 million or $0.88 per diluted share, $122.8 million or $1.98 per diluted share and $115.1 million or $1.80 per diluted share, respectively. The fair value and related compensation expense of the 1999 and 1997 options were calculated as of the issuance date using the Black-Scholes model with the following assumptions:

OPTIONS GRANTED                        1999        1997
---------------------------------   ---------   ---------
  Expected life (years) .........     10.0        10.0
  Interest rate .................      6.14%       6.18%
  Volatility ....................      47.6%       31.1%
  Dividend yield ................        --        1.72%

     RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income and its components in complete, general purpose financial statements as well as requires certain interim comprehensive income information be disclosed. Comprehensive income represents the change in net assets of a business during a period from non-owner sources, which are not included in net income. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Foreign currency translation adjustments presently represent the only component of comprehensive income for the Company. As of June 29, 1998, the Company adopted SFAS 130, however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which the Company adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards of reporting financial information from operating segments in annual and interim financial statements of public companies, as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. The required segment reporting is detailed in Note 9. The adoption of SFAS 131 had no effect on the consolidated results of operations or financial position.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," ("SOP 98-1"). This SOP is effective for the Company in the first quarter of fiscal year 2000. SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses certain of these internal costs when incurred. As discussed in "Year 2000 Compliance Status" located in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is actively implementing an enterprise-wide software solution that is substantially complete at June 27, 1999. Consequently, remaining costs associated with obtaining and modifying this system are not anticipated to be material to the Company's results of operations or financial position after the adoption of this SOP.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and in August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 until the Company's fiscal year 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. For derivatives that are hedges, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes and it has not yet determined what the effect of SFAS 133, for derivatives that are considered hedges, will be on its earnings and financial position.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. ACQUISITIONS

     The Company formed Unifi do Brasil, LTDA to acquire the assets of Fairway Polyester, LTDA., a Brazilian company, for $16.6 million effective April 1, 1999. Also, effective June 1, 1999, UNIFI Technology Group LLC, the newly formed subsidiary of the Company, acquired the assets of Cimtec Inc. ("Cimtec"), a manufacturing automation solutions provider, for $10.5 million. Subsequently, a five-percent interest in the new entity was sold to certain former Cimtec shareholders. The acquisitions, which are not considered significant to the Company's consolidated net assets or results of operations, were accounted for by the purchase method of accounting and both have been included in the consolidated results of the Company since the respective acquisition dates.

     On November 14, 1997, the Company completed its Agreement and Plan of Triangular Merger with SI Holding Company and thereby acquired their covered yarn business for approximately $46.6 million. Additionally, covenants-not-to-compete were entered into with the principal operating officers of the acquired company in exchange for $9.2 million, to be paid generally over the terms of the covenants. The acquisition, which is not considered significant to the Company's consolidated net assets or results of operations, was accounted for by the purchase method of accounting and accordingly, the net assets and operations have been included in the Company's consolidated financial statements beginning on the date the acquisition was consummated. After allocation of the purchase price to the net assets acquired, the excess of cost over fair value has been valued at $31.2 million.

3. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up costs, as defined, to be expensed as incurred. In accordance with this SOP, any previously capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adoption of this SOP in the first quarter of fiscal 1999, has written off the unamortized balance of such previously capitalized start-up costs as of June 29, 1998, of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a cumulative catch-up adjustment.

     Pursuant to Emerging Issues Task Force No. 97-13 issued in November 1997, the Company changed its accounting policy in the second quarter of fiscal 1998 regarding a project to install an entirely new computer software system which it began in fiscal 1995. Previously, substantially all direct external costs relating to the project were capitalized, including the portion related to business process reengineering. In accordance with this accounting pronouncement, the unamortized balance of these reengineering costs as of September 28, 1997, of $7.5 million ($4.6 million after tax) or $.07 per diluted share was written off as a cumulative catch-up adjustment in the second quarter of fiscal 1998.

4. LONG-TERM DEBT AND OTHER LIABILITIES

     A summary of long-term debt follows:

(AMOUNTS IN THOUSANDS)                                   JUNE 27, 1999     JUNE 28, 1998
-----------------------------------------------------   ---------------   --------------
Bonds payable .......................................       $248,242         $248,038
Revolving credit facility ...........................        217,000          180,000
Sale-leaseback obligation ...........................          3,355            3,444
Other bank debt and other obligations ...............         26,556           43,729
                                                            --------         --------
 Total debt .........................................        495,153          475,211
 Current maturities .................................         16,255           16,234
                                                            --------         --------
 Total long-term debt and other liabilities .........       $478,898         $458,977
                                                            ========         ========

     On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the "Notes") to qualified institutional buyers. The net proceeds from the sale were used to repay a portion of the Company's bank credit facility. The Notes, which were registered with the Securities and Exchange Commission on April 2, 1998, bear a coupon rate of 6.50% and mature in 2008. The estimated fair value of the Notes, based on quoted market prices, at June 27, 1999 and June 28, 1998, was approximately $229.7 million and $247.4 million, respectively.

     The Company entered a $400 million revolving credit facility dated April 15, 1996, with a group of financial institutions that extends through April 15, 2001. The rate of interest charged is adjusted quarterly based on a pricing grid which is a function of the ratio of the Company's debt to earnings before income taxes, depreciation, amortization and other non-cash charges. The credit facility provides the Company the option of borrowing at a spread over the base rate (as defined) for base rate loans or the Adjusted London Interbank Offered Rate (LIBOR) for Eurodollar loans. In accordance with the pricing grid, the Company pays a quarterly facility fee ranging from 0.090%-0.150% of the total amount available under the revolving credit facility. The weighted average interest rates for fiscal years 1999 and 1998 were 5.57% and 5.89%, respectively. At June 27, 1999 and June 28, 1998, the interest rates on the outstanding balances were 5.29% and 5.92%, respectively. As a result of the variable nature of the credit facility's interest rate, the fair value of the Company's revolving credit debt approximates its carrying value.

     The revolving credit facility also provides the Company the option to borrow funds competitively from the individual lenders, at their discretion, provided that the sum of the competitive bid loans and the aggregate funds committed under the revolving credit facility do not exceed the total committed amount. The revolving credit facility allows the Company to reduce the outstanding commitment in whole or in part upon satisfactory notice up to an amount no less than the sum of the aggregate competitive bid loans and the total committed loans. Any such partial termination is permanent. The Company may also elect to prepay loans in whole or in part. Amounts paid in accordance with this provision may be re-borrowed.

     The terms of the revolving credit facility contain, among other provisions, requirements for maintaining certain net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and merger activity. Provisions under this agreement are not considered restrictive to normal operations.

     On May 20, 1997, the Company entered into a sales-leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen year period. Sales proceeds aggregated $27.5 million. The terms of the agreement provide for an early purchase option at the end of year nine. If the agreement has not been terminated before the end of the lease term, by exercising the early purchase option or otherwise, the Company is required to purchase the leased properties at the end of the lease term for an amount equal to the fair market value as defined in the agreement. This transaction has been recorded as a direct financing arrangement.

     On June 30, 1997, the Company entered into a Contribution Agreement associated with the formation of Parkdale America, LLC (see Note 11). As a part of the Contribution Agreement, ownership of a significant portion of the assets financed under the sales-leaseback agreement and the related debt ($23.5 million) were assumed by the LLC.

     Payments for the remaining balance of the sales-leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Principal payments required over the next five years are approximately $100 thousand per year. The interest rate implicit in the agreement is 7.84%, and the fair value of the long-term obligation at June 27, 1999 and June 28, 1998, approximates its carrying value.

     Other obligations consist of acquisition related liabilities due within the next four years. Maturities of the obligations over the next four years are $16.3 million, $4.0 million, $3.1 million and $3.6 million, respectively.

     Interest capitalized during fiscal 1999 and 1998 was $2.0 million and $6.8 million, respectively.

5. INCOME TAXES

     The provision for income taxes before the cumulative effect of accounting change in fiscal 1999 and 1998 consists of the following:

(AMOUNTS IN THOUSANDS)                      JUNE 27, 1999     JUNE 28, 1998     JUNE 29, 1997
------------------------------------------ ---------------   ---------------   --------------
Currently payable:
  Federal ................................    $ 20,124          $  43,245         $ 34,235
  State ..................................       2,951              5,704            6,074
  Foreign ................................         653              1,474            1,151
                                              --------          ---------         --------
  Total current ..........................      23,728             50,423           41,460
                                              --------          ---------         --------
Deferred:
  Federal ................................      10,219             23,799           18,929
  State ..................................      (5,718)           (11,715)          (1,994)
  Foreign ................................         140                275              222
                                              --------          ---------         --------
  Total deferred .........................       4,641             12,359           17,157
                                              --------          ---------         --------
Income taxes before extraordinary item and
  cumulative effect of accounting change .    $ 28,369          $  62,782         $ 58,617
                                              ========          =========         ========

     Income taxes were 32.5%, 32.8% and 33.6% of pretax earnings in fiscal 1999, 1998 and 1997, respectively. A reconciliation of the provision for income taxes (before cumulative effect of accounting change, where applicable) with the amounts obtained by applying the federal statutory tax rate is as follows:

                                                     JUNE 27, 1999     JUNE 28, 1998     JUNE 29, 1997
                                                    ---------------   ---------------   --------------
Federal statutory tax rate ........................       35.0%             35.0%             35.0%
State income taxes net of federal tax benefit .....        3.1               2.9               3.2
State tax credits net of federal tax benefit ......       (5.1)             (4.9)             (1.7)
Foreign taxes less than domestic rate .............       (1.8)             (1.9)             (1.8)
Foreign Sales Corporation tax benefit .............       (0.7)             (0.4)             (0.5)
Research and experimentation credit ...............       (0.1)               --                --
Nondeductible expenses and other ..................        2.1               2.1              (0.6)
                                                          ----              ----              ----
Effective tax rate ................................       32.5%             32.8%             33.6%
                                                          ====              ====              ====

     The deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 27, 1999, and June 28, 1998, were as follows:

(AMOUNTS IN THOUSANDS)                                 JUNE 27, 1999     JUNE 28, 1998
----------------------------------------------------- ---------------   --------------
Deferred tax liabilities:
 Property, plant and equipment ......................     $78,241           $48,935
 Investments in equity affiliates ...................      20,883            33,506
                                                          -------           -------
Total deferred tax liabilities ......................      99,124            82,441
                                                          -------           -------
Deferred tax assets:
 Accrued liabilities and valuation reserves .........       1,568             2,684
 State tax credits ..................................      17,043            12,379
 Other items ........................................       2,144             4,408
                                                          -------           -------
Total deferred tax assets ...........................      20,755            19,471
                                                          -------           -------
Net deferred tax liabilities ........................     $78,369           $62,970
                                                          =======           =======

6. COMMON STOCK AND STOCK OPTION PLANS

     Common shares authorized were 500 million in 1999 and 1998. Common shares outstanding at June 27, 1999, and June 28, 1998, were 59,547,819 and 61,634,386, respectively.

     The Company has Incentive Stock Option Plans ("ISO") with 1,537,357 shares reserved at June 27, 1999. There remain 691,000 options available for grant at year end. The Company also has a Non-Qualified Stock Option Plan ("NQSO") with 1,613,999 shares reserved at June 27, 1999. There remain 37,992 options available for grant at year end. The transactions for 1999, 1998 and 1997 were as follows:

                                                           ISO                         NQSO
                                               ---------------------------- ---------------------------
                                                  OPTIONS       WEIGHTED       OPTIONS       WEIGHTED
                                                OUTSTANDING   AVG. $/SHARE   OUTSTANDING   AVG. $/SHARE
                                               ------------- -------------- ------------- -------------
Fiscal 1997:
Shares under option -- beginning of year .....   1,793,378     $  18.76         693,519     $  25.47
Granted ......................................          --           --         465,500        28.64
Exercised ....................................    (346,787)        9.79              --           --
Canceled .....................................          --           --              --           --
                                                 ---------     --------         -------     --------
Shares under option -- end of year ...........   1,446,591     $  20.91       1,159,019     $  26.75
                                                 ---------     --------       ---------     --------
Fiscal 1998:
Granted ......................................          --     $     --              --     $     --
Exercised ....................................    (504,458)       14.31         (47,852)       25.76
Canceled .....................................          --           --              --           --
                                                 ---------     --------       ---------     --------
Shares under option -- end of year ...........     942,133     $  24.45       1,111,167     $  26.79
                                                 ---------     --------       ---------     --------
Fiscal 1999:
Granted ......................................     309,000     $  16.31         105,000     $  17.47
Exercised ....................................        (833)       16.31         (25,000)       25.65
Canceled .....................................     (12,435)       17.48          (6,668)       31.00
Converted from ISO to NQSO ...................    (391,508)       23.24         391,508        23.24
                                                 ---------     --------       ---------     --------
Shares under option -- end of year ...........     846,357     $  22.15       1,576,007     $  25.29
                                                 =========     ========       =========     ========

                                                         FISCAL 1999         FISCAL 1998        FISCAL 1997
                                                     ------------------  ------------------  -----------------
ISO:
 Exercisable shares under option -- end of year ....          685,918             942,133          1,446,591
 Option price range ................................  $  10.19-$25.38     $  10.19-$25.38     $  4.80-$25.38
 Weighted average exercise price for options
   exercisable .....................................  $         23.52     $         24.45     $        20.91
 Weighted average remaining life of shares
   under options ...................................             6.4                 6.2                6.0
 Fair value of options granted .....................  $         11.04     $            --     $           --
NQSO:
 Exercisable shares under option -- end of year ....        1,542,077           1,021,001            888,519
 Option price range ................................  $  16.31-$31.00     $  25.38-$31.00     $ 23.88-$31.00
 Weighted average exercise price for options
   exercisable .....................................  $         25.48     $         26.42     $        25.45
 Weighted average remaining life of shares
   under options ...................................             6.0                 6.8                7.8
 Fair value of options granted .....................  $         11.21     $            --     $        13.32

     Substantially all options granted in fiscal years 1997, 1998 and 1999 vest over a two year period from the date of grant.

7. RETIREMENT PLANS

     The Company has a qualified profit-sharing plan, which provides benefits for eligible salaried and hourly employees. The annual contribution to the plan, which is at the discretion of the Board of Directors, amounted to $11.0 million in 1999, $13.0 million in 1998 and $17.0 million 1997. The Company leases its corporate office building from its profit-sharing plan through an independent trustee.

8. LEASES AND COMMITMENTS

     In addition to the direct financing sales-leaseback obligation described in
Note 4, the Company is obligated under operating leases consisting primarily of real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 27, 1999, are $5.6 million in 2000, $4.8 million in 2001, $4.0 million in 2002, $3.1 million in 2003 and $1.9 million in 2004. Rental expense was $7.6 million, $6.8 million and $5.0 million for the fiscal years 1999, 1998 and 1997, respectively. The Company had committed approximately $20.2 million for the purchase and up grade of equipment and facilities at June 27, 1999.

9. BUSINESS SEGMENTS, FOREIGN OPERATIONS AND CONCENTRATIONS OF CREDIT RISK

     The Company and its subsidiaries are engaged predominantly in the processing of yarns by texturing of synthetic filament polyester and nylon fiber with sales domestically and internationally, mostly to knitters and weavers for the apparel, industrial, hosiery, home furnishing, automotive upholstery and other end-use markets. Additionally, during fiscal 1999, the Company formed a limited liability company to provide integrated manufacturing, factory automation and electronic commerce solutions to other domestic manufactures. In fiscal year 1997, the Company was also directly involved with the spinning of cotton and cotton blend fibers. These operations were contributed to a limited liability company on June 30, 1997, of which the Company has a 34% ownership interest (see Note 11).

     In accordance with SFAS 131, segmented financial information of the polyester and nylon operating segments, as regularly reported to management for the purpose of assessing performance and allocating resources, is detailed below. "All other" represents the results of the limited liability consulting company in fiscal 1999 and the spun cotton operations in fiscal 1997.

                                                                        ALL
(AMOUNTS IN THOUSANDS)                  POLYESTER       NYLON          OTHER           TOTAL
-------------------------------------- -----------   -----------   -------------   -------------
Fiscal 1999
 Net sales to external customers .....  $ 805,749     $ 443,850      $   1,561      $ 1,251,160
 Intersegment net sales ..............     17,014         5,159             --           22,173
 Depreciation and amortization .......     36,791        24,038             48           60,877
 Operating income ....................     64,710        47,966            (62)         112,614
 Total assets ........................    709,553       206,661         13,392          929,606
                                        ---------     ---------      ---------      -----------
Fiscal 1998
 Net sales to external customers .....  $ 911,704     $ 465,905      $      --      $ 1,377,609
 Intersegment net sales ..............     28,076         5,089             --           33,165
 Depreciation and amortization .......     46,003        15,030             --           61,033
 Operating income ....................    111,944        70,512             --          182,456
 Total assets ........................    650,335       249,754             60          900,149
                                        ---------     ---------      ---------      -----------
Fiscal 1997
 Net sales to external customers .....  $ 935,972     $ 464,608      $ 304,346      $ 1,704,926
 Intersegment net sales ..............     31,229         5,346              8           36,583
 Depreciation and amortization .......     49,460        11,929         19,277           80,666
 Operating income ....................    106,710        71,642          4,681          183,033
 Total assets ........................    548,533       180,323        182,539          911,395
                                        ---------     ---------      ---------      -----------

     Segment operating income for fiscal 1999 was reduced $9.7 million and $5.1 million for polyester and nylon, respectively, as a result of the early retirement and termination charge in the third quarter (see Note 14).

     Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to fiber costing and capitalization of property, plant and equipment costs. The domestic portion of the operating division's fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting to better match current fluctuations in fiber costing. Subsequently, for those components of inventory valued utilizing the last-in, first-out method (see Note 1), an adjustment is made at the corporate level. For significant capital projects, capitalization is delayed for management reporting until the facility is substantially complete, however, for consolidated financial reporting, expenditures are capitalized into construction in progress as costs are incurred.

(AMOUNTS IN THOUSANDS)                                    JUNE 27, 1999     JUNE 28, 1998     JUNE 29, 1997
-------------------------------------------------------- ---------------   ---------------   --------------
Depreciation and amortization
 Depreciation and amortization on specific assets of
   reportable segments .................................   $    60,877       $    61,033      $    80,666
 Depreciation on unallocated assets ....................        25,626             6,138            7,233
 Amortization of unallocated goodwill ..................         2,343             2,096               --
 Amortization of financing costs .......................         1,030               443               --
                                                           -----------       -----------      -----------
 Consolidated depreciation and amortization ............   $    89,876       $    69,710      $    87,899
                                                           ===========       ===========      ===========
Operating income
 Reportable segments operating income ..................   $   112,614       $   182,456      $   183,033
 Net LIFO to standard adjustment .......................         8,040             2,038            1,997
 Unallocated operating expense projects ................        (1,442)               --               --
                                                           -----------       -----------      -----------
 Consolidated operating income .........................   $   119,212       $   184,494      $   185,030
                                                           ===========       ===========      ===========
Total assets
 Reportable segments total assets ......................   $   929,606       $   900,149      $   911,395
 Cash, receivables and other current assets ............        18,269             2,604            9,027
 Unallocated corporate fixed assets ....................       176,161           188,311           90,852
 Other non-current corporate assets ....................        41,201            34,112            8,529
 Investments in equity affiliates ......................       207,142           212,488               --
 Intersegment notes and receivables ....................        (6,539)           (3,850)          (1,100)
                                                           -----------       -----------      -----------
 Consolidated Assets ...................................   $ 1,365,840       $ 1,333,814      $ 1,018,703
                                                           ===========       ===========      ===========

     The Company's domestic operations serve customers principally located in the southeastern United States as well as international customers located primarily in Canada, Mexico, Europe and South America. During fiscal 1999, 1998 and 1997 the Company did not have sales to any one customer in excess of 10% of consolidated revenues. Export sales, excluding those to the Company's international operations, aggregated $153.9 million in 1999, $185.5 million in 1998 and $203.8 million in 1997. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers, dispersion across different industries and geographic regions and its factoring arrangements.

     The Company's foreign operations primarily consist of manufacturing operations in Ireland, Brazil and Columbia. Net sales, pre-tax operating income and total assets of the Company's foreign and domestic operations are as follows:

(AMOUNTS IN THOUSANDS)          JUNE 27, 1999   JUNE 28, 1998   JUNE 29, 1997
------------------------------ --------------- --------------- --------------
     Foreign operations:
      Net sales ..............   $   130,766     $   136,573    $   140,102
      Pre-tax income .........         6,804          15,107         12,683
      Total assets ...........       173,298         127,586        112,203
     Domestic operations:
      Net sales ..............   $ 1,120,394     $ 1,241,036    $ 1,564,824
      Pre-tax income .........        80,592         176,576        161,599
      Total assets ...........     1,192,542       1,206,228        906,500

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions.

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost. The outstanding hedge agreements as of June 27, 1999 mature through June 2000.

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

(AMOUNTS IN THOUSANDS)                      JUNE 27, 1999   JUNE 28, 1998
------------------------------------------ --------------- --------------
         Foreign currency purchase contracts:
  Notational amount ......................    $  2,842       $  29,184
  Fair value .............................       3,250          31,418
                                              --------       ---------
  Net unrecognized (gain) loss ...........    $   (408)      $  (2,234)
                                              ========       =========
         Foreign currency sales contracts:
  Notational amount ......................    $ 28,024       $  28,446
  Fair value .............................      27,826          28,646
                                              --------       ---------
  Net unrecognized (gain) loss ...........    $   (198)      $     200
                                              ========       =========

     The following methods were used by the Company in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES AND TRADE PAYABLES -- The carrying amounts approximate fair value because of the short maturity of these instruments.

     LONG-TERM DEBT -- The fair value of the Company's borrowings is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (see Note 4).

     FOREIGN CURRENCY CONTRACTS -- The fair value is based on quotes obtained from brokers or reference to publicly available market information.

11. INVESTMENT IN UNCONSOLIDATED AFFILIATES

     Investments in affiliates consist of a 34% interest in Parkdale America, LLC (the "LLC") and a 41.61% interest in Micell Technologies, Inc. ("Micell"). The LLC was created on June 30, 1997, when the Company and Parkdale Mills, Inc. ("Parkdale") of Gastonia, North Carolina entered into a Contribution Agreement (the "Agreement") that set forth the terms and conditions whereby each entity's open-end and air jet spun cotton yarn assets and certain long-term debt obligations were contributed to the LLC. In accordance with the Agreement, each entity's inventory, owned real and tangible personal property and improvements thereon and the Company's leased real property associated with the operations were contributed to the LLC. Additionally, the Company contributed $32.9 million in cash to the LLC on June 30, 1997, and is required to contribute $10.0 million in cash on June 30, 1998, and $10.0 million on June 30, 1999, whereas Parkdale contributed cash of $51.6 million on June 30, 1997. The LLC assumed certain long-term debt obligations of the Company and Parkdale in the amounts of $23.5 million and $46.0 million, respectively. In exchange for the assets contributed to the LLC and the liabilities assumed by the LLC, the Company received a 34% interest in the LLC and Parkdale received a 66% interest in the LLC. The excess of the Company's investment over its equity in the underlying net assets of the LLC approximated $67.9 million at June 30, 1997 and is being amortized on a straight-line basis over 30 years as a component of the equity in earnings of unconsolidated affiliates.

     Condensed balance sheet and income statement information as of June 27, 1999 and June 28, 1998 and for the fiscal year ended June 27, 1999 and June 28, 1998, of the combined LLC and Micell is as follows:

(AMOUNTS IN THOUSANDS)                        JUNE 27, 1999     JUNE 28, 1998
-------------------------------------------- ---------------   --------------
        Current assets .....................    $ 282,004         $ 260,358
        Noncurrent assets ..................      256,513           264,194
        Current liabilities ................      125,730           134,110
        Shareholders' equity and capital accounts 390,935           390,442

        Net sales ..........................    $ 594,445         $ 652,097
        Gross profit .......................       57,915           108,649
        Income from operations .............       27,653            80,546
        Net income .........................       21,262            75,788

     The LLC is organized as a partnership for tax purposes. Taxable income is passed through the LLC to the shareholders in accordance with the Operating Agreement of the LLC. For the fiscal year ended June 27, 1999, distributions received by the Company from the LLC aggregated $9.5 million.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is summarized below:

(AMOUNTS IN THOUSANDS)                                    JUNE 27, 1999   JUNE 28, 1998   JUNE 29, 1997
-------------------------------------------------------- --------------- --------------- --------------
     Cash payments for:
      Interest, net of amounts capitalized .............     $ 16,922        $ 16,521       $ 12,064
      Income taxes, net of refunds .....................        8,225          47,488         45,726
     Stock issued for SI Holdings Company acquisition ..           --          21,000             --

13. MINORITY INTEREST

     Effective May 29, 1998, the Company formed a limited liability company (the "Partnership") with Burlington Industries, Inc. ("Burlington") to manufacture and market natural textured polyester yarns. The Company has an 85.42% interest in the Partnership and Burlington has 14.58%. However, for the first five years of the Partnership, Burlington is entitled to the first $9.4 million of earnings. Subsequent to this five year period, earnings are to be allocated based on ownership percentages. The Partnership's assets, liabilities and earnings are consolidated with those of the Company and Burlington's interest in the Partnership is included in the Company's financial statements as minority interest. Burlington's share of the partnership earnings in fiscal 1999 and 1998 amounted to $9.4 million and $0.7 million, respectively.

14. EARLY RETIREMENT AND TERMINATION CHARGE

     During the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments expected to be spread over a period not to exceed three years. At June 27, 1999 there remained a reserve of $11.0 million that is expected to equal the future cash expenditures to such terminated employees.

15. QUARTERLY RESULTS (UNAUDITED)

     Quarterly financial data for the years ended June 28, 1998, and June 27, 1999, is presented below:

                                                    FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
(AMOUNT IN THOUSANDS, EXCEPT PER SHARE DATA)          (13 WEEKS)      (13 WEEKS)       (13 WEEKS)      (13 WEEKS)
-------------------------------------------------- --------------- ---------------- --------------- ---------------
 1998:
 Net sales .......................................    $ 329,842        $ 343,096       $ 345,986       $ 358,685
 Gross profit ....................................       49,518           59,005          58,134          61,114
 Income before cumulative effect of accounting
  change .........................................       27,525           33,019          33,286          35,071
 Cumulative effect of accounting change ..........                         4,636
 Net income ......................................       27,525           28,383          33,286          35,071
 Income before cumulative effect of accounting
  change (basic) .................................          .45              .54             .54             .57
 Income before cumulative effect of accounting
  change (diluted) ...............................          .45              .54             .54             .57
 Earnings per share (basic) ......................          .45              .46             .54             .57
 Earnings per share (diluted) ....................          .45              .46             .54             .57

 1999:
 Net sales .......................................    $ 328,815        $ 319,854       $ 294,805       $ 307,686
 Gross profit ....................................       47,477           50,460          29,970          46,643
 Income before cumulative effect of accounting
  change .........................................       21,030           22,498           1,093          14,406
 Cumulative effect of accounting change ..........        2,768
 Net income ......................................       18,262           22,498           1,093          14,406
 Income before cumulative effect of accounting
  change (basic) .................................          .34              .37             .02             .24
 Income before cumulative effect of accounting
  change (diluted) ...............................          .30              .37             .02             .24
 Earnings per share (basic) ......................          .34              .37             .02             .24
 Earnings per share (diluted) ....................          .30              .37             .02             .24

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed accountants nor are there any disagreements with its accountants, Ernst & Young LLP, on accounting and financial disclosure that should be reported pursuant to Item 304 of Regulation S-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

(a) Directors of Registrant: The information included under the headings "Election of Directors", "Nominees for Election as Directors", "Security Holding of Directors, Nominees, and Executive Officers", "Directors' Compensation", "Committees of the Board of Directors", and compliance with Section 16(a) of The Securities and Exchange Act, beginning on Page 3 and ending on Page 6 and on page 17 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 27, 1999, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

(b) Identification of Executive Officers:

CHAIRMAN OF THE BOARD OF DIRECTORS

     G. ALLEN MEBANE, IV Mr. Mebane is 69 and has been an Executive Officer and member of the Board of directors of the Company since 1971, serving as President and Chief Executive Officer of the Company, relinquishing these positions in 1980 and 1985, respectively. He was the Chairman of the Board of Directors for many years, Chairman of the Executive Committee from 1974 to 1995, and was elected as one of the three members of the Office of Chairman on August 8, 1991. On October 22, 1992, Mr. Mebane was again elected as Chairman of the Board of Directors and on January 20, 1999 resumed the positions of Chief Executive Officer and Chairman of the Executive Committee.

PRESIDENT AND CHIEF OPERATING OFFICER

     BRIAN R. PARKE Mr. Parke is 51 and has been the Manager or President of the Company's Irish subsidiary (Unifi Textured Yarns Europe) from its acquisition by the Company in 1984 to January 20, 1999, when he was elected President and Chief Operating Officer of the Company. Additionally, Mr. Parke has been a Vice President of the Company since October 21, 1993 and on July 22, 1999 was elected to the Company's Board of Directors.

EXECUTIVE VICE PRESIDENTS

     JERRY W. ELLER Mr. Eller is 58 and has been a Vice President or Executive Vice President since 1975. He has been a member of the Board of Directors since 1985 and is a member of the Executive Committee.

     G. ALFRED WEBSTER Mr. Webster is 51 and has been a Vice President or Executive Vice President since 1979. He has been a member of the Board of Directors since 1986 and is a member of the Executive Committee.

SENIOR VICE PRESIDENTS

     WILLIS C. MOORE, III Mr. Moore is 46 and had been a Partner with Ernst & Young LLP, or its predecessors from 1975 until December 1994, when he became employed by the Company as its Chief Financial Officer. Mr. Moore was elected as a Vice President of the Company on October 19, 1995, and is currently serving as a Senior Vice President and Chief Financial Officer.

     JAMES W. BROWN, JR. Mr. Brown is 47 and was an employee of Macfield, Inc. from 1973 until the Macfield merger on August 8, 1991, when he became an employee of the Company. He became a Vice President of the Company on October 22, 1992 and a Senior Vice President on January 20, 1999. He is currently serving as President of the Nylon/Covered Yarn Division of the Company.

     STEWART O. LITTLE Mr. Little is 46 and has been a Vice President of the Company since October 24, 1985 and a Senior Vice President since January 20, 1999. He is currently serving as President of the Polyester Division of the Company.

     These officers, unless otherwise noted, were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 22, 1998. Each officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

(c) Family Relationship: Mr. Mebane, Chairman of the Board, and Mr. C. Clifford Frazier, Jr., the Secretary of the Registrant, are first cousins. Except for this relationship, there is no family relation between any of the Officers.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the headings "Compensation and Option Committees Interlocks and Insider Participation in Compensation Decisions", "Executive Officers and Their Compensation", "Employment and Termination Agreements", "Options Granted", "Option Exercises and Option/SAR Values", the "Report of the Compensation Committee on Executive Compensation", and the "Performance Graph-Shareholder Return on Common Stock" beginning on Page 6 and ending on Page 13 of the Company's definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 27, 1999, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     For additional information regarding executive compensation reference is made to Exhibits (101), (10m), (10n), (10p), (10q), (10r) and (10s) of this Form
10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain beneficial owners and management is the same as reported under the heading "Information Relating to Principal Security Holders" on Page 2 of the definitive proxy statement and under the heading "Security Holding of Directors, Nominees and Executive Officers" on Page 5 and Page 6 of the definitive proxy statement filed with the Commission pursuant to Regulation 14 (a) within 120 days after the close of the fiscal year ended June 27, 1999, which are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the heading "Compensation and Option Committees Interlocks and Insider Participation In Compensation Decisions", on Page 6 and Page 7 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 27, 1999, and within 120 days after the close of said fiscal year, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

     The following financial statements and report of independent auditors are filed as a part of this Report.

                                                                                          PAGES
                                                                                         ------
     Report of Independent Auditors ....................................................   13
     Consolidated Balance Sheets at June 27, 1999 and June 28, 1998 ....................   14
     Consolidated Statements of Income for the Years Ended June 27, 1999, June 28, 1998,
     and June 29, 1997 .................................................................   15
     Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
     Income for the Years Ended June 27, 1999, June 28, 1998 and June 29, 1997 .........   16
     Consolidated Statements of Cash Flows for the Years Ended June 27, 1999, June 28,
     1998 and June 29, 1997 ............................................................   17
     Notes to Consolidated Financial Statements ........................................   18

     2. Financial Statement Schedules

     Schedules for the three years ended June 27, 1999:

     II -- Valuation and Qualifying Accounts ..........  36

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

     With the exception of the information herein expressly incorporated by reference, the 1999 Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

     3. Exhibits

EXHIBIT NO.     DESCRIPTION
-------------   ----------------------------------------------------------------
     (2a-1)     Contribution Agreement, dated June 30, 1997, by and between
                Parkdale Mills, Inc., Unifi, Inc., UNIFI Manufacturing, Inc.,
                and Parkdale America, LLC, filed as Exhibit (2) to Unifi's Form
                8-K filed with the Commission on July 15, 1997, which is
                incorporated herein by reference.
       (3a)     Restated Certificate of Incorporation of Unifi, Inc., dated July
                21, 1994, (filed as Exhibit (3a) with the Company's Form 10-K for the fiscal year ended June 26, 1994), which is incorporated herein by reference.
       (3b)     Restated by-laws of Unifi, Inc., (effective July 22, 1999), filed herewith.
       (4a)     Specimen Certificate of Unifi, Inc.'s common stock, filed as
                Exhibit 4(a) to the Registration Statement on Form S-1,
                (Registration No. 2-45405), which is incorporated herein by reference.
       (4b)     Unifi, Inc.'s Registration Statement for the 6 1/2% Notes due
                2008, Series B, filed on Form S-4 (Registration No. 333-49243), which is incorporated herein by reference.
       (4c)     Description of Unifi, Inc.'s common stock, filed on November 5,
                1998, as Item 5. (Other Events) on Form 8-K, which is
                incorporated herein by reference.
      (10a)     *Unifi, Inc. 1982 Incentive Stock Option Plan, as amended, filed as Exhibit 28.2 to the Registration Statement on Form S-8,
                (Registration No. 33-23201), which is incorporated herein by reference.
      (10b)     *Unifi, Inc. 1987 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 28.3 to the Registration Statement on Form S-8,
                (Registration No. 33-23201), which is incorporated herein by reference.

EXHIBIT NO.     DESCRIPTION
-------------   ----------------------------------------------------------------
      (10c)     *Unifi, Inc. 1992 Incentive Stock Option Plan, effective July
                16, 1992, (filed as Exhibit (10c) with the Company's Form 10-K for the fiscal year ended June 27, 1993), and included as
                Exhibit 99.2 to the Registration Statement on Form S-8
                (Registration No. 33-53799), which are incorporated herein by reference.
      (10d)     *Unifi, Inc.'s Registration Statement for selling Shareholders, who are Directors and Officers of the Company, who acquired the shares as stock bonuses from the Company, filed on Form S-3
                (Registration No. 33-23201), which is incorporated herein by reference.
      (10e)     Unifi Spun Yarns, Inc.'s 1992 Employee Stock Option Plan filed as Exhibit 99.3 to the Registration Statement on Form S-8
                (Registration No. 33-53799), which is incorporated herein by reference.
      (10f)     *Unifi, Inc.'s 1996 Incentive Stock Option Plan (filed as
                Exhibit 10(f) with the Company's Form 10-K for the fiscal year ended June 30, 1996) which is incorporated herein by reference.
      (10g)     *Unifi, Inc.'s 1996 Non-Qualified Stock Option Plan (filed as
                Exhibit 10(g) with the Company's Form 10-K for the fiscal year ended June 30, 1996) which is incorporated herein by reference.
      (10h)     Lease Agreement, dated March 2, 1987, between NationsBank,
                Trustee under the Unifi, Inc. Profit Sharing Plan and Trust,
                Wachovia Bank and Trust Co., N.A., Independent Fiduciary, and
                Unifi, Inc., (filed as Exhibit (10d) with the Company's Form
                10-K for the fiscal year ended June 27, 1987), which is
                incorporated herein by reference.
      (10i)     Factoring Contract and Security Agreement and a Letter Amendment
                thereto, all dated as of May 25, 1994, by and between Unifi,
                Inc. and the CIT Group/DCC, Inc., (filed as Exhibit (10g) with the Company's Form 10-K for the fiscal year ended June 26,
                1994), which are incorporated herein by reference.
      (10j)     Factoring Contract and Security Agreement, dated as of May 2,
                1988, between Macfield, Inc., and First Factors Corp., and First
                Amendment thereto, dated September 28, 1990, (both filed as
                Exhibit (10g) with the Company's Form 10-K for the fiscal year ended June 30, 1991), and Second Amendment to the Factoring
                Contract and Security Agreement, dated March 1, 1992, (filed as
                Exhibit (10g) with the Company's Form 10-K for the fiscal year ended June 27, 1992), and Letter Agreement dated August 31, 1993 and Amendment to Factoring Contract and Security Agreement dated
                January 5, 1994, (filed as Exhibit (10h) with the Company's Form
                10-K for the fiscal year ended June 26, 1994), which are
                incorporated herein by reference.
      (10k)     Factoring Agreement dated August 23, 1995, and a Letter
                Amendment thereto dated October 16, 1995, by and between Unifi,
                Inc. and Republic Factors Corp., (filed as Exhibit 10(k) with the Company's Form 10-K for the fiscal year ended June 30, 1996)
                which is incorporated herein by reference.
      (10l)     *Employment Agreement between Unifi, Inc. and G. Allen Mebane, dated July 19, 1990, (filed as Exhibit (10h) with the Company's
                Form 10-K for the fiscal year ended June 30, 1991), which is incorporated herein by reference.
      (10m)     *Employment Agreement between Unifi, Inc. and William T.
                Kretzer, dated July 19, 1990, (filed as Exhibit (10i) with the
                Company's Form 10-K for the fiscal year ended June 30, 1991), and Amendment to Employment Agreement between Unifi, Inc. and
                William T. Kretzer, dated October 22, 1992 (filed as Exhibit
                (10j) with the Company's Form 10-K for fiscal year ended June
                27, 1993), which are incorporated herein by reference, and
                Termination Agreement effective the 1st day of February, 1999, which is filed herewith.
      (10n)     *Severance Compensation Agreement between Unifi, Inc. and
                William T. Kretzer, dated July 20, 1996, expiring on July 19,
                1999 (similar agreements were signed with G. Allen Mebane,
                Robert A. Ward, Jerry W. Eller and G. Alfred Webster)(filed as
                Exhibit (10n) with the Company's Form 10-K for fiscal year ended
                June 30, 1996), which is incorporated herein by reference.
      (10o)     Credit Agreement, dated April 15, 1996, by and between Unifi,
                Inc. and The Several Lenders from Time to Time Party thereto and
                NationsBank, N.A. as agent, (filed as Exhibit (10o) with the
                Company's Form 10-K for the fiscal year ended June 30, 1996)
                which is incorporated herein by reference.
      (10p)     *Deferral Agreement, dated November 21, 1997, by and between
                Unifi, Inc. and William T. Kretzer (filed as Exhibit (10p) with the Company's Form 10-K for the fiscal year ended June 28,
                1998), which incorporated herein by reference. Note: Said
                Deferral Agreement was amended by the Termination Agreement filed as Exhibit (10m) to this Form 10-K.

EXHIBIT NO.     DESCRIPTION
-------------   ----------------------------------------------------------------
     (10q)      *Severance Compensation Agreement between Unifi, Inc. and Willis
                C. Moore, III, dated July 16, 1998, expiring on July 20, 2001
                (similar agreements were signed with James W. Brown, Jr.,
                Kenneth L. Huggins, Stewart Q. Little, Ralph D. Mayes and
                Raymond W. Maynard)(filed as Exhibit (10q) with the Company's
                Form 10-K for the fiscal year ended June 28, 1998).
     (10r)      *Severance Compensation Agreement between Unifi, Inc. and Brian
                R. Parke, dated October 1, 1998, expiring on July 20, 2001, filed herewith.
     (10s)      *Agreement, effective February 1, 1999, by and between Unifi,
                Inc. and Jerry W. Eller, filed herewith.
      (21)      Subsidiaries of Unifi, Inc.
      (23)      Consent of Ernst & Young LLP.
      (27)      Financial Data Schedule.
       (b)      Reports on Form 8-K.
                None

---------
* NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to
  Item 14(c) of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNIFI, INC.

September 21, 1999             By: /s/            G. ALLEN MEBANE, IV
          --                            ---------------------------------------
                                                  G. ALLEN MEBANE, IV
                                                  CHAIRMAN OF THE BOARD
                                                (CHIEF EXECUTIVE OFFICER)


September 21, 1999             By: /s/            WILLIS C. MOORE, III
          --                            ---------------------------------------
                                                  WILLIS C. MOORE, III
                                                  SENIOR VICE PRESIDENT
                                                (CHIEF FINANCIAL OFFICER)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/   G. ALLEN MEBANE, IV              Chairman, Chief Executive Officer    September 21, 1999
----------------------------------     and Director                                   --
      G. ALLEN MEBANE, IV

/s/   BRIAN R. PARKE                   President, Chief Operating Officer   September 21, 1999
----------------------------------     and Director                                   --
      BRIAN R. PARKE

/s/   ROBERT A. WARD                   Senior Advisor to President and      September 21, 1999
----------------------------------     Director                                       --
      ROBERT A. WARD

/s/   JERRY W. ELLER                   Executive Vice President and         September 21, 1999
----------------------------------     Director                                       --
      JERRY W. ELLER

/s/   G. ALFRED WEBSTER                Executive Vice President and         September 21, 1999
----------------------------------     Director                                       --
      G. ALFRED WEBSTER

/s/   CHARLES R. CARTER                Director                             September 21, 1999
----------------------------------                                                    --
      CHARLES R. CARTER

/s/   KENNETH G. LANGONE               Director                             September 21, 1999
----------------------------------                                                    --
      KENNETH G. LANGONE

/s/   DONALD F. ORR                    Director                             September 21, 1999
----------------------------------                                                    --
      DONALD F. ORR

/s/   J.B. DAVIS                       Director                             September 21, 1999
----------------------------------                                                    --
      J.B. DAVIS

/s/   R. WILEY BOURNE, JR.             Director                             September 21, 1999
----------------------------------                                                    --
      R. WILEY BOURNE, JR.

                                       Director                             September 21, 1999
----------------------------------                                                    --
      SIR RICHARD GREENBURY

(d) Schedule II -- Valuation and Qualifying Accounts
UNIFI, INC. AND SUBSIDIARIES
JUNE 27, 1999
(IN THOUSANDS)

           COLUMN A              COLUMN B             COLUMN C                COLUMN D         COLUMN E
----------------------------- -------------- --------------------------- ------------------ --------------
                                                      ADDITIONS
                                             ---------------------------
                                                           CHARGED TO
                                BALANCE AT    CHARGED TO       OTHER
                               BEGINNING OF    COSTS AND   ACCOUNTS --     DEDUCTIONS --      BALANCE AT
         DESCRIPTION              PERIOD       EXPENSES      DESCRIBE         DESCRIBE       END OF PERIOD
----------------------------- -------------- ------------ -------------- ------------------ --------------
  Allowance for doubtful
    accounts:
  Year ended June 27, 1999 ..     $8,225        $6,241      $    451(a)      $  (6,168)(b)      $8,749
  Year ended June 28, 1998 ..      5,462         3,917         3,665(a)         (4,819)(b)       8,225
  Year ended June 29, 1997 ..      6,595         4,390            --            (5,523)(b)       5,462

(A) INCLUDES ACQUISITION RELATED ADJUSTMENTS TO WRITE-DOWN ACQUIRED ACCOUNTS RECEIVABLE TO FAIR MARKET VALUE.

(B) INCLUDES UNCOLLECTIBLE ACCOUNTS WRITTEN OFF AND CUSTOMER CLAIMS PAID, NET OF CERTAIN RECOVERIES.