Form 10-Q
period 1999-09-26
UNIFI INC
filed 1999-11-10
CIK 100726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

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

       Class                            Outstanding at October 31, 1999
Common stock, par value $.10 per share       59,204,952 shares

Part I.  Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets

                                           September 26,      June 27,
                                               1999             1999
                                            (Unaudited)        (Note)
                                               (Amounts in Thousands)
ASSETS:
Current assets:
 Cash and cash equivalents                      $42,606        $44,433
 Receivables                                    198,994        185,784
 Inventories:
   Raw materials and supplies                    50,646         45,584
   Work in process                               17,451         14,584
   Finished goods                                66,152         69,749
 Other current assets                             2,669          2,015
   Total current assets                         378,518        362,149
Property, plant and equipment                 1,237,138      1,231,013
 Less:  accumulated depreciation                559,842        541,275
                                                677,296        689,738
Equity investments in unconsolidated
  affiliates                                    210,753        207,142
Other noncurrent assets                         105,072        106,811
   Total assets                              $1,371,639     $1,365,840

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                               $87,773        $68,716
 Accrued expenses                                37,914         52,889
 Income taxes payable                             7,155          7,392
 Current maturities of long-term debt
   and other current liabilities                  7,058         16,255
   Total current liabilities                    139,900        145,252
Long-term debt and other liabilities            487,332        478,898
Deferred income taxes                            81,377         78,369
Minority interests                               17,708         17,183
Shareholders' equity:
 Common stock                                     5,955          5,955
 Capital in excess of par value                      27             13
 Retained earnings                              661,685        658,353
 Accumulated other comprehensive loss           (22,345)       (18,183)
   Total shareholders' equity                   645,322        646,138
   Total liabilities and shareholders'
     equity                                  $1,371,639     $1,365,840

Note: The balance sheet at June 27, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.


                                   UNIFI, INC.
                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                          For the Quarters Ended
                                      September 26,    September 27,
                                          1999             1998
                               (Amounts in Thousands Except Per Share Date)

Net sales                                $304,714       $328,815
Cost of goods sold                        270,455        281,338
Selling, general & admin. expense          14,422         11,563
Operating income                           19,837         35,914
Interest expense                            7,445          6,586
Interest income                               684            476
Other (income) expense                       (332)           551
Equity in (earnings) losses of
  unconsolidated affiliates                 4,364         (4,094)
Minority interests                          2,394          2,350
Income before income taxes                  6,650         30,997
Provision for income taxes                  3,318          9,967
Income before cumulative effect of
  accounting change                         3,332         21,030
Cumulative effect of accounting
  change, net of tax                            -          2,768
Net income                                 $3,332        $18,262

Earnings per common share - basic:
 Income before cumulative effect of
  accounting change                          $.06           $.34
 Cumulative effect of accounting
  change, net of tax                            -            .04
 Net income per common share                 $.06           $.30
Earnings per common share -
  assuming dilution:
 Income before cumulative effect
  of accounting change                       $.06           $.34
 Cumulative effect of accounting
  change, net of tax                            -            .04
 Net income per common share -
  assuming dilution                          $.06           $.30


See Accompanying Notes to Condensed Consolidated Financial Statements.


                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                            For the Quarters Ended
                                        September 26,    September 27,
                                            1999             1998
                                            (Amounts in Thousands)

Cash and cash equivalents provided by
   operating activities                     $21,117          $44,174

Investing activities:
  Capital expenditures                      (12,345)         (45,168)
  Investments in unconsolidated
   equity affiliates                        (17,976)         (10,000)
  Sale of capital assets                         46               75
  Other                                        1,061           1,476
     Net investing activities                (29,214)        (53,617)

Financing activities:
  Borrowing of long-term debt                 10,000          35,000
  Repayment of long-term debt                   (127)         (5,285)
  Issuance of Company common stock                14             641
  Purchase and retirement of Company
   common stock                                    -         (11,986)
  Distributions to minority interest
   Shareholders                               (3,000)              -
  Other                                            -             (48)
     Net financing activities                  6,887          18,322

Currency translation adjustment                 (617)            361

Net increase (decrease) in cash and
 cash equivalents                             (1,827)          9,240

Cash and cash equivalents - beginning         44,433           8,372

Cash and cash equivalents - ending           $42,606         $17,612



See Accompanying Notes to Condensed Consolidated Financial Statements.


                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements


(a)Basis of Presentation

  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 26, 1999, and the results of operations and cash flows for the periods ended September 26, 1999, and September 27, 1998. Such adjustments consisted of normal recurring items in the current year. Interim
  results  are  not necessarily indicative of results for a full  year.   It is
  suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

(b)Income Taxes

   Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

   The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the losses of foreign subsidiaries for which no significant tax benefit was recognized thereby distorting the effective rate for our consolidated operations.

(c)Earnings per Share

   The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations
  (amounts in thousands):

                                                For the Quarters Ended
                                              September 26,  September 27,
                                                  1999           1998

        Numerator:
         Income before cumulative
          effect of accounting change            $3,332        $21,030

         Cumulative effect of
          accounting change, net of tax               -          2,768

         Net income                              $3,332        $18,262


                                                For the Quarters Ended
                                              September 26,  September 27,
                                                  1999           1998

        Denominator:
         Denominator for basic
          earnings per share -
          Weighted average shares               59,549         61,401

         Effect of dilutive securities:
          Stock options                              -              6

         Dilutive potential common
          shares denominator for
          diluted earnings per
          share-Adjusted weighted
          average shares and
          assumed conversions                   59,549         61,407

(d)Comprehensive Income

   Comprehensive income (loss) amounted to ($0.8) million for the first quarter of fiscal 2000 and $12.0 million for the first quarter of fiscal 1999, and was comprised of net income and foreign currency translation adjustments.
   The  Company  does not  provide  income  taxes  on  the  impact  of  currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

(e)Cumulative Effect of Accounting Change

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5) which requires start-up costs, as defined, to be expensed as incurred. In accordance with this SOP, any previously capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adoption of this SOP in the first quarter of fiscal 1999, wrote off the unamortized balance of such previously capitalized start-up costs as of June 29, 1998, of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a cumulative catch-up adjustment.

(f)Segment Disclosures

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which the Company adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. The adoption of SFAS 131 did not affect consolidated results of operations or financial position. Following is the Company's selected segment information for the quarters ended September 26, 1999 and September 27, 1998 (amounts in thousands):

                                                             All
                                      Polyester   Nylon     Other     Total
    Quarter ended September 26, 1999:
     Net sales to external customers  $193,111  $106,658   $4,945   $304,714
     Intersegment net sales                  4       109    3,009      3,122
     Operating income                   10,564     9,959      481     21,004
     Depreciation and amortization      14,675     5,349      156     20,180
     Total assets                      704,797   364,303   13,768  1,082,868
    Quarter ended September 27, 1998:
     Net sales to external customers  $212,253  $116,562       $-   $328,815
     Intersegment net sales              8,935     1,410        -     10,345
     Operating income                   22,868    14,306        -     37,174
     Depreciation and amortization      14,432     5,068        -     19,500
     Total assets                      709,553   206,661   13,392    929,606

                                                 For the Quarters Ended
                                         September 26, 1999  September 27, 1998
    Operating income:
     Reportable segments operating income        $21,004             $37,174
     Net standard cost adjustment to LIFO         (1,000)              1,817
     Unallocated operating expense                  (167)             (3,077)
     Consolidated operating income               $19,837             $35,914

  Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to intersegment transfer of yarn, fiber costing and capitalization of property, plant and equipment costs. Prior to the current fiscal year, substantially all intersegment transfers of yarn were treated as internal sales at a selling price which approximated cost plus a normalized profit margin. In the current quarter, intersegment transfers of yarn were treated as inventory transfers, and profit margins recorded only on intersegment transfers from our Unifi Textured Polyester joint venture. Domestic operating divisions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. Subsequently, for those components of inventory valued utilizing the last-in, first-out method, an adjustment is made at the corporate level. For significant capital projects, capitalization is delayed for management reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management reporting.

  The increase in Nylon total assets is attributable to the reclassification of property, plant and equipment from unallocated corporate fixed assets. This reclassification primarily relates to a new facility that had become substantially completed.


(g)Recent Accounting Pronouncements

  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," (SOP 98-1). This SOP is effective for the Company in the current quarter. SOP 98-1 provides guidance on accounting for costs of developing or obtaining computer software for internal use. In summary, costs incurred in the preliminary project stage (formulation, evaluation and selection of alternatives and assessment of existence of required technology) or post-implementation stage (training and maintenance) should be expensed as incurred while application development costs should be capitalized or expensed depending on their nature. Application development costs include external direct costs of materials and services. Examples of application development costs are designing the chosen path, coding, testing and installing the software product to hardware. The Company previously expensed certain of these internal costs when incurred. The adoption of this standard did not have, nor is it expected to have, a material effect on the Company's results of operations or financial position.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS
  133) and in August 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

General

Consolidated net sales decreased 7.3% in the quarter from $328.8 million to $304.7 million. Unit volume for the quarter increased 3.5% while average unit sales prices, based on product mix, declined 10.4%.

Domestically, polyester and nylon yarn net sales declined 10.9% for the quarter due primarily to reductions in unit price, based on product mix. However, as the quarter progressed, the Company experienced continued improvement in the domestic business as unit prices were increased while market share was maintained. Internationally, sales in local currency of our Irish operation decreased 27.3% for the quarter due to both lower unit volume and sales prices. The currency exchange rate change from the prior year to the current year adversely effected current quarter sales translated to U.S. dollars for this operation by $1.6 million, or 7.2% over the prior year amount.

Gross profit decreased by $13.2 million to $34.3 million for the quarter while gross margin (gross profit as a percentage of net sales) declined from 14.4% in the prior year quarter to 11.2%. The decline in gross margin for the quarter reflects pressures on sales prices as a result of imported fiber, fabric and apparel as well as higher raw material and manufacturing costs, which were partially offset by lower packaging costs.

Selling, general and administrative expenses as a percentage of net sales increased from 3.5% in last year's quarter to 4.7% this quarter. On a dollar basis, selling, general and administrative expense increased $2.8 million to $14.4. Higher selling, general and administrative expenses for the current year are the result of our new business venture in Brazil acquired in April 1999 and our majority ownership in Unifi Technology Group, a domestic automation solutions provider established in June 1999.

Segment Information

Net sales to external customers for our Polyester segment reflect a 9.0% decrease as a result of lower sales prices, based on product mix. Unit volume was up in the current quarter versus the prior year quarter due mainly to our prior year, fourth quarter acquisition in Brazil. Gross margins were negatively impacted by the lower sales prices associated with the previously described competitive conditions. Operating margins for our Polyester segment were further impacted by higher selling, general and administrative costs, which are primarily attributable to our Brazil acquisition.


Net sales to external customers for our Nylon segment were 8.5% lower in the current quarter versus the prior year quarter as a result of both lower volume and sales prices, based on product mix. Gross margin for this segment reflects lower sales prices and higher production costs. Selling, general and administrative costs have also increased over the prior year negatively impacting operating margin.

Corporate

Interest expense increased $0.8 million to $7.4 million in the current quarter. The increase in interest expense reflects higher levels of outstanding debt at higher average interest rates and the reduction of interest capitalized for major construction projects. The weighted average interest rate on outstanding debt at September 26, 1999, was 6.1%.

Equity in the earnings (losses) of our unconsolidated affiliates, Parkdale America, LLC ("the LLC") and Micell Technologies, Inc., (Micell) amounted to a $4.4 million loss in the first quarter of fiscal 2000 compared with $4.1 million profit for the corresponding prior year quarter. The declines are attributable to the reduced earnings from the LLC and higher start-up costs associated with Micell. The cotton spinning operation of the LLC is being negatively impacted by excess spinning capacities in the market compounded by increased off-shore production of cotton fabric and apparel.

In the current year fiscal quarter and corresponding prior year period the minority interest charge amounted to $2.4 million.

The effective income tax rate has increased from 32.2% to 49.9% in the current quarter. The current quarter increase reflects the reduction in earnings of our Irish operations, which are taxed at a 10.0% effective tax rate, and losses in our Brazilian operations for which no tax benefit was able to be recognized. These losses distorted the effective tax rate for our consolidated operations.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5) which requires start-up costs, as defined, to be expensed as incurred. In accordance with this SOP, any previously capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adopting this SOP in the first quarter of fiscal 1999, wrote off the unamortized balance of such previously capitalized start-up costs as of June 29, 1998, of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a cumulative catch-up adjustment.

As a result of the above, the Company realized during the current quarter net income of $3.3 million, or diluted earnings per share of $.06, compared to $18.3 million, or $.30 per share, for the corresponding quarter of the prior year. For the prior year quarter, income before the cumulative effect of the accounting change was $21.0 million, or $.34 per diluted share, respectively.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," (SOP 98-1). This SOP is


effective for the Company in the current quarter. SOP 98-1 provides guidance on accounting for costs of developing or obtaining computer software for internal use. In summary, costs incurred in the preliminary project stage (formulation, evaluation and selection of alternatives and assessment of existence of required technology) or post-implementation stage (training and maintenance) should be expensed as incurred while application development costs should be capitalized or expensed depending on their nature. Application development costs include external direct costs of materials and services. Examples of application development costs are designing the chosen path, coding, testing and installing the software product to hardware. The Company previously expensed certain of these internal costs when incurred. The adoption of this standard did not have, nor is it expected to have, a material effect on the Company's results of operations or financial position.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and in August 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

Liquidity and Capital Resources

Cash provided by operations continues to be a primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $21.1 million for the quarter ended September 26, 1999, compared to $44.2 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, was an increase in accounts payable and accruals of $10.1 million and non-cash adjustments aggregating $29.6 million. Depreciation and amortization of $22.2 million, the deferred income tax provision of $3.0 million and the undistributed losses of unconsolidated affiliates of $4.4 million, were the primary components of the non-cash adjustments to cash provided by operations. Offsetting these sources were increases in accounts receivable and inventory of $14.0 million and $5.8 million, respectively. All working capital changes have been adjusted to exclude the effects of currency translation.

Working capital levels are more than adequate to meet the operating requirements of the Company. The Company ended the current quarter with working capital of $238.6 million, which included cash and cash equivalents of $42.6 million.

The  Company  utilized $29.2 million for net investing activities  and  obtained
$6.9   million  from  net  financing  activities  during  the  current  quarter.


Significant expenditures during this period included $12.3 million for capacity expansions and upgrading of facilities, $18.0 for investments in equity affiliates, and $3.0 million for distributions to minority interest shareholders. The Company obtained $9.9 million from net borrowings under its long-term debt agreements.

At September 26, 1999, the Company has committed approximately $37.3 million for the purchase and upgrade of equipment and facilities, which is scheduled to be expended during the remainder of fiscal year 2000.

The Board of Directors, effective July 16, 1998, increased the remaining authorization pursuant to a resolution originally adopted on October 21, 1993, to purchase 10 million shares of Unifi's common stock. There remains an authorization to repurchase approximately 7.9 million shares. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate, based on prevailing financial and market conditions.

Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital, Company common stock repurchases and other financial needs.

Year 2000 Compliance Status

The Company continues to actively monitor and address the business issues associated with the year 2000 that impact information technology systems and non -information technology systems (i.e., embedded technology) both internally and in relation to our external customers, suppliers and other business associates. Factors involved in addressing such business issues include the evaluation, testing and implementation of the Company's enterprise-wide systems; evaluation, upgrading and certifying of non-information technology systems; assessing and testing significant customers' and vendors' compliance strategies and monitoring the status thereof (including electronic commerce with these companies); and, evaluating and monitoring the compliance plans of businesses in which the Company maintains investments in their operations.

The Company has created a team of professionals with the responsibility of addressing business issues associated with the year 2000. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems as the installation and testing of the enterprises-wide software is virtually complete. At present, the Company estimates it is approximately 99% complete with its enterprise-wide software implementation efforts and manufacturing plant floor applications, including embedded technology devices. Additionally, upgrades are ongoing for certain applications where the Company has elected to postpone enterprise software conversion.

The Company is also dependent upon its customers' and vendors' compliance with the year 2000 problem and could face disruption of business in the event these efforts are unsuccessful. The Company has requested information on the year 2000 compliance plans and status from its significant vendors and equity affiliates and is not aware of any material exposures or contingencies. Meetings have been conducted with critical suppliers and compliance testing has been completed. The Company has sent surveys to its major customers and is performing necessary follow-up activities. Conversion plans have been established for the Company's EDI customers and vendors and procedures are substantially completed. Efforts are ongoing to convert the remaining customers in the next month. For certain customers who have elected not to upgrade their EDI technology, they have conveyed to the Company that they have year 2000 compliant systems and procedures in place. The Company will continue its efforts to gather information from businesses with whom it conducts business. However, such information is subject to accurate and voluntary communication. Consequently, the Company cannot predict the likelihood or impact on its business resulting from noncompliance by such parties.

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

Costs incurred in the Company's year 2000 compliance efforts are being expensed as incurred. Anticipated expenditures related to year 2000 compliance readiness are expected to be approximately $0.3 million for the fiscal year ending June 25, 2000.

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

Forward Looking Statements

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements within the meaning of federal security laws about the Company's financial condition and results of operations that are based on management's current expectations, estimates and projections about the markets in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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

Part II. Other Information

    Item 6.   Exhibits and Reports on Form 8-K


        (27)    Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter ended September 26, 1999


                             UNIFI, INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNIFI, INC.






Date:   November 10, 1999                   WILLIS C. MOORE, III
                                            Willis C. Moore, III
                                            Senior-Vice President and
                                            Chief Financial Officer (Mr. Moore
                                            is the Principal Financial and
                                            Accounting Officer and has been
                                            duly authorized to sign on behalf
                                            of the Registrant.)