Form 10-Q
period 1999-12-26
UNIFI INC
filed 2000-02-09
CIK 100726

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number 1-10542

                                   UNIFI, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified its charter)

              New York                                           11-2165495
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

P.O. Box 19109 - 7201 West Friendly Avenue
Greensboro, NC                                                      27419
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (336) 294-4410
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      Same
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

               Class                             Outstanding at January 30, 2000
--------------------------------------           -------------------------------
Common stock, par value $.10 per share                 59,102,293 shares

Part I.  Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                          December 26,          June 27,
                                                              1999                1999
                                                          -----------         -----------
                                                          (Unaudited)            (Note)
                                                               (Amounts in Thousands)
ASSETS:
Current assets:
    Cash and cash equivalents                             $    34,347         $    44,433
    Receivables                                               188,243             185,784
    Inventories:
       Raw materials and supplies                              48,895              45,584
       Work in process                                         17,270              14,584
       Finished goods                                          78,932              69,749
    Other current assets                                        1,254               2,015
                                                          -----------         -----------
       Total current assets                                   368,941             362,149
                                                          -----------         -----------
Property, plant and equipment                               1,239,996           1,231,013
    Less:  accumulated depreciation                           567,341             541,275
                                                          -----------         -----------
                                                              672,655             689,738
                                                          -----------         -----------
Equity investments in unconsolidated affiliates               209,889             207,142
                                                          -----------         -----------
Other noncurrent assets                                       106,385             106,811
                                                          -----------         -----------
       Total assets                                       $ 1,357,870         $ 1,365,840
                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                      $    78,954         $    68,716
    Accrued expenses                                           45,631              52,889
    Income taxes payable                                        9,355               7,392
    Current maturities of long-term debt and other
       current liabilities                                      5,581              16,255
                                                          -----------         -----------
       Total current liabilities                              139,521             145,252
                                                          -----------         -----------
Long-term debt and other liabilities                          467,089             478,898
                                                          -----------         -----------
Deferred income taxes                                          84,343              78,369
                                                          -----------         -----------
Minority interests                                             18,131              17,183
                                                          -----------         -----------
Shareholders' equity:
    Common stock                                                5,915               5,955
    Capital in excess of par value                                 51                  13
    Retained earnings                                         668,210             658,353
    Accumulated other comprehensive loss                      (25,390)            (18,183)
                                                          -----------         -----------
       Total shareholders' equity                             648,786             646,138
                                                          -----------         -----------
       Total liabilities and shareholders' equity         $ 1,357,870         $ 1,365,840
                                                          ===========         ===========

----------------
Note: The balance sheet at June 27, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                   Condensed Consolidated Statement of Income
                                   (Unaudited)
--------------------------------------------------------------------------------


                                           For the Quarters Ended           For the Six Months Ended
                                          -------------------------         -------------------------
                                          Dec. 26,         Dec. 27,         Dec. 26,         Dec. 27,
                                            1999             1998             1999             1998
                                          --------        ---------         --------        ---------
                                                 (Amounts in Thousands Except Per Share Data)
Net sales                                 $317,589        $ 319,854         $622,303        $ 648,669
Cost of goods sold                         275,847          269,394          546,302          550,732
Selling, general & admin. expense           14,004           11,419           28,426           22,982
Interest expense                             7,507            6,553           14,952           13,139
Interest income                                848              716            1,532            1,192
Other (income) expense                       1,197              741              865            1,292
Equity in (earnings) losses of
   unconsolidated affiliates                   864           (2,545)           5,228           (6,639)
Minority interests                           2,410            2,450            4,804            4,800
                                          --------        ---------         --------        ---------
Income before income taxes                  16,608           32,558           23,258           63,555
Provision for income taxes                   6,435           10,060            9,753           20,027
                                          --------        ---------         --------        ---------
Income before cumulative effect of
   accounting change                        10,173           22,498           13,505           43,528
Cumulative effect of accounting
   change, net of tax                           --               --               --            2,768
                                          --------        ---------         --------        ---------
Net income                                $ 10,173        $  22,498         $ 13,505        $  40,760
                                          ========        =========         ========        =========

Earnings per common share - basic:
   Income before cumulative effect
      of accounting change                $    .17        $     .37         $    .23        $     .71

   Cumulative effect of accounting
      change, net of tax                        --               --               --              .04
                                          --------        ---------         --------        ---------

   Net income per common share            $    .17        $     .37         $    .23        $     .67
                                          ========        =========         ========        =========
Earnings per common share -
   assuming dilution:
   Income before cumulative effect
      of accounting change                $    .17        $     .37         $    .23        $     .71
   Cumulative effect of accounting
      change, net of tax                        --               --               --              .04
                                          --------        ---------         --------        ---------
   Net income per common share -
      assuming dilution                   $    .17        $     .37         $    .23        $     .67
                                          ========        =========         ========        =========

----------------
See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                  For the Six Months Ended
                                               ------------------------------
                                               December 26,      December 27,
                                                   1999              1998
                                                 --------         ---------
                                                   (Amounts in Thousands)
Cash and cash equivalents provided by
   operating activities                          $ 58,744         $ 130,204
                                                 --------         ---------

Investing activities:
     Capital expenditures                         (30,874)          (74,431)
     Investments in unconsolidated equity
         affiliates                               (17,976)          (10,000)
     Sale of capital assets                           867               456
     Other                                            687             1,059
                                                 --------         ---------
         Net investing activities                 (47,296)          (82,916)
                                                 --------         ---------

Financing activities:
     Borrowing of long-term debt                   10,000            33,357
     Repayment of long-term debt                  (20,132)          (25,119)
     Issuance of Company common stock                  14               641
     Purchase and retirement of Company
         common stock                              (3,708)          (24,847)
     Distributions to minority interest
         shareholders                              (6,000)           (3,000)
     Other                                         (3,040)              393
                                                 --------         ---------
         Net financing activities                 (22,866)          (18,575)
                                                 --------         ---------
Currency translation adjustment                     1,332               276
                                                 --------         ---------

Net increase (decrease) in cash and cash
   equivalents                                    (10,086)           28,989

Cash and cash equivalents - beginning              44,433             8,372
                                                 --------         ---------

Cash and cash equivalents - ending               $ 34,347         $  37,361
                                                 ========         =========

----------------
See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

(a)  Basis of Presentation

     The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 26, 1999, and the results of operations and cash flows for the periods ended December 26, 1999, and December 27, 1998. Such adjustments consisted of normal recurring items in the current year. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

(b)  Income Taxes

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

(c)  Earnings per Share

     The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts in thousands):

                                        For the Quarters Ended       For the Six Months Ended
                                        ----------------------       ------------------------
                                        Dec. 26,       Dec. 27,       Dec. 26,       Dec. 27,
                                         1999            1998           1999           1998
                                        -------        -------        -------        -------

Numerator:
 Income before cumulative
   effect of accounting change          $10,173        $22,498        $13,505        $43,528

 Cumulative effect of
   accounting change, net of tax             --             --             --          2,768
                                        -------        -------        -------        -------

 Net income                             $10,173        $22,498        $13,505        $40,760
                                        =======        =======        =======        =======

                                        For the Quarters Ended     For the Six Months Ended
                                        ----------------------     ------------------------
                                        Dec. 26,      Dec. 27,      Dec. 26,      Dec. 27,
                                          1999          1998          1999          1998
                                         ------        ------        ------        ------

Denominator:
   Denominator for basic
      earnings per share -
      Weighted average shares            59,266        60,935        59,407        61,168

   Effect of dilutive securities:
      Stock options                          49            --            25             3
      Restricted stock awards                 3            --             1            --
                                         ------        ------        ------        ------

   Dilutive potential common
      shares denominator for
      diluted earnings per
      share-Adjusted weighted
      average shares and
      assumed conversions                59,318        60,935        59,433        61,171
                                         ======        ======        ======        ======

(d)  Comprehensive Income

     Comprehensive income (loss) amounted to $7.1 million for the second quarter of fiscal 2000 and $21.8 million for the second quarter of fiscal 1999, and was comprised of net income and foreign currency translation adjustments. For the respective year-to-date periods, comprehensive income totaled $6.3 million and $46.3 million and was comprised of net income and foreign currency translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

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

(f)  Segment Disclosures

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which the Company adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. The adoption of SFAS 131 did not effect consolidated results of operations or financial position. Following is the Company's selected segment information for the quarter and year-to-date periods ended December 26, 1999, and December 27, 1998 (amounts in thousands):

                                                                                                All
                                                             Polyester         Nylon           Other          Total
   --------------------------------------------------------------------------------------------------------------------
   Quarter ended December 26, 1999:
       Net sales to external customers                        $208,684        $104,049        $ 4,856        $  317,589
       Intersegment net sales                                        1             182          3,003             3,186
       Operating income                                         17,512          12,369            299            30,180
       Depreciation and amortization                            13,425           5,443            224            19,092
       Total assets                                            694,083         354,622         15,609         1,064,314
   --------------------------------------------------------------------------------------------------------------------
   Quarter ended December 27, 1998:
       Net sales to external customers                        $208,950        $110,904        $    --        $  319,854
       Intersegment net sales                                    5,800             950             --             6,750
       Operating income                                         22,160          12,769             --            34,929
       Depreciation and amortization                            14,570           5,440             --            20,010
       Total assets                                            692,201         225,392             --           917,593
   --------------------------------------------------------------------------------------------------------------------

                                                     For the Quarters Ended
                                            -------------------------------------
                                            December 26, 1999   December 27, 1998
   ------------------------------------------------------------------------------
   Operating income:
       Reportable segments operating income        $ 30,180         $34,929
       Net standard cost adjustment to LIFO          (1,346)          2,953
       Unallocated operating expense                 (1,096)          1,159
                                                 ================================
       Consolidated operating income               $ 27,738         $39,041
                                                 ================================

   ---------------------------------------------------- -------------- --------------- --------------- ---------------
                                                                                            All
                                                          Polyester        Nylon           Other           Total
   ---------------------------------------------------- -------------- --------------- --------------- ---------------
   Six months ended December 26, 1999:
       Net sales to external customers                      $ 401,795       $ 210,707        $  9,801       $ 622,303
       Intersegment net sales                                       4             291           6,012           6,307
       Operating income                                        28,076          22,327             780          51,183
       Depreciation and amortization                           28,100          10,792             380          39,272
   ---------------------------------------------------- -------------- --------------- --------------- ---------------

   --------------------------------------------------- --------------- --------------- -------------- ---------------
                                                                                            All
                                                         Polyester         Nylon           Other          Total
   --------------------------------------------------- --------------- --------------- -------------- ---------------
   Six months ended December 27, 1998:
       Net sales to external customers                      $ 421,204       $ 227,465        $    --       $ 648,669
       Intersegment net sales                                  14,027           2,362             --          16,389
       Operating income                                        45,028          27,075             --          72,103
       Depreciation and amortization                           29,002          10,508             --          39,510
   --------------------------------------------------- --------------- --------------- -------------- ---------------

                                                                          For the Six Months Ended
                                                             ---------------------------------------------------
                                                                December 26, 1999         December 27, 1998
   --------------------------------------------------------- ------------------------- -------------------------
   Operating income:
       Reportable segments operating income                   $           51,183        $           72,103
       Net standard cost adjustment to LIFO                               (2,346)                    4,770
       Unallocated operating expense                                      (1,262)                   (1,918)
                                                             ========================= =========================
       Consolidated operating income                          $           47,575        $           74,955
                                                             ========================= =========================

     Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to intersegment transfer of yarn, fiber costing and capitalization of property, plant and equipment costs. Prior to the current fiscal year, substantially all intersegment transfers of yarn were treated as internal sales at a selling price which approximated cost plus a normalized profit margin. In the current quarter and for the year to date, intersegment transfers of yarn were treated as inventory transfers, and profit margins recorded only on intersegment transfers from our Unifi Textured Polyester joint venture. Domestic operating divisions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. Subsequently, for those components of inventory valued utilizing the last-in, first-out method, an adjustment is made at the corporate level. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management reporting.

     The increase in Nylon total assets is attributable to the reclassification of property, plant and equipment from unallocated corporate fixed assets. This reclassification primarily relates to a new facility that had become substantially completed. The change in total assets for the "All Other" segment primarily reflects the establishment of the Company's majority owned subsidiary, Unifi Technology Group in May 1999. Unifi Technology Group is a domestic automation solutions provider.

(g)  Early Retirement and Termination Charge

     During the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments expected to be spread over a period not to exceed three years. At December 26, 1999 there remained a reserve of $8.9 million that is expected to equal the future cash expenditures to such terminated employees.

(h)  Recent Accounting Pronouncements

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," (SOP 98-1). This SOP became effective for the Company in the first quarter of fiscal year 2000. SOP 98-1 provides guidance on accounting for costs of developing or obtaining computer software for internal use. In summary, costs incurred in the preliminary project stage (formulation, evaluation and selection of alternatives and assessment of existence of required technology) or post-implementation stage (training and maintenance) should be expensed as incurred while application development costs should be capitalized or expensed depending on their nature. Application development costs include external direct costs of materials and services. Examples of application development costs are designing the chosen path, coding, testing and installing the software product to hardware. The Company previously expensed certain of these internal costs when incurred. The adoption of this standard did not have, nor is it expected to have, a material effect on the Company's results of operations or financial position.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

--------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

General

Consolidated net sales decreased slightly for the quarter from $319.9 million to $317.6 million. Unit volume for the quarter increased 9.6% while average unit sales prices, based on product mix, declined 9.4%. For the year-to-date period, net sales declined $26.4 million to $622.3 million, or 4.1%. Unit volume for the year-to-date period increased 6.6% while average unit sales prices declined approximately 10.0%. Unit volumes are up for both current year periods due primarily to the Brazilian acquisition in April, 1999. Overall pricing has continued to be adversely impacted by Asian imports of fiber, fabric and apparel. However, several favorable trends developed in the second quarter. One positive factor was our ability to pass along raw material price increases to our customers for our polyester and some of our nylon products. In addition, a more profitable mix of products was sold strengthening our margins. These favorable developments were offset, in part, by volumes lost due to the price increases which the Company will attempt to recover.

Domestically, polyester and nylon yarn net sales declined 3.1% for the quarter due primarily to reductions in unit price, based on product mix. Price increases were instituted at the beginning of the quarter for our polyester products and some of our nylon yarns. Volumes domestically experienced moderate growth for the quarter over the prior year. For the year to date, net sales declined 7.1% as a result of both lower volume and reduced unit prices. Internationally, sales in local currency of our Irish operation decreased 20.1% for the quarter and 23.3% for the year to date due to both lower unit volume and sales prices. The currency exchange rate change from the prior year to the current year adversely effected current quarter and year-to-date sales translated to U.S. dollars for this operation. U.S. dollar net sales were $3.8 million and $5.4 million less than what sales would have been reported using prior year translation rates for the quarter and year to date, respectively.

Gross profit decreased by $8.7 million to $41.7 million for the quarter while gross margin (gross profit as a percentage of net sales) declined from 15.8% in the prior year quarter to 13.1%. For the year-to-date period, gross profit declined $21.9 million, while gross margin declined from 15.1% to 12.2%. Reduced volume and sales prices in the European market have adversely impacted our Irish operations and margins in our Brazilian operations, while improving, have not reached acceptable levels. Domestically, our margins have improved over the September 1999 quarter and over year ago levels.

Selling, general and administrative expenses as a percentage of net sales increased from 3.6% in last year's quarter to 4.4% this quarter. On a dollar basis, selling, general and administrative expense increased $2.6 million to $14.0. For the year to date, selling general and administrative expenses as a percentage of net sales increased from 3.5% to 4.6%. On a dollar basis, selling general and administrative expense increased $5.4 million to $28.4 million. Higher selling, general and administrative expenses for the current year are primarily the result of our new business venture in Brazil, acquired in April 1999, and the formation of Unifi Technology Group in May 1999.

Segment Information

Net sales to external customers for our Polyester segment have remained virtually unchanged for the quarter compared to year ago levels as our acquisition in Brazil has resulted in higher volume offsetting decreased unit prices. Gross profit has declined as reduced sales prices and higher raw material prices have more than offset lower manufacturing and fixed charges. For the year-to-date period the results have been consistent with the quarter. Selling general and administrative expenses for this segment have increased primarily due to our acquisition in Brazil.

Net sales to external customers for our Nylon segment were 6.2% lower in the current quarter versus the prior year quarter and 7.4% for the year to date as a result of both lower volume and sales prices, based on product mix. Gross margin declines for this segment reflects lower sales prices and higher production costs. Selling, general and administrative costs have also increased over the prior year amounts negatively impacting operating margins.

Corporate

Interest expense increased $1.0 million to $7.5 million in the current quarter and $1.8 million to $15.0 million for the year to date. The increase in interest expense reflects higher levels of outstanding debt at higher average interest rates and the reduction of interest capitalized for major construction projects. The weighted average interest rate on outstanding debt at December 26, 1999, was 6.3%.

Other income and expense was negatively impacted in the current year by a $2.6 million write-off of fixed assets related to the abandonment of certain equipment associated with domestic plant consolidations. The asset write-off was offset, in part, by a $0.6 million gain recognize for insurance proceeds recovered for a claim filed for property damage sustained by a tornado.

Equity in the earnings (losses) of our unconsolidated affiliates, Parkdale America, LLC ("the LLC") and Micell Technologies, Inc., ("Micell") amounted to a $0.9 million loss in the second quarter of fiscal 2000 compared with $2.5 million profit for the corresponding prior year quarter. For the respective year-to-date period, the loss in the current year was $5.2 million compared to a $6.6 million profit in the prior year, or an unfavorable change of $11.9 million. The declines are attributable to the reduced earnings from the LLC and higher start-up costs associated with Micell. The cotton spinning operations of the LLC have been negatively impacted by lower volumes and excess capacity in the spun cotton markets. Operating results for the LLC did, however, improve considerably in the second quarter of the current year over the first quarter largely as a result of the re-institution of the U.S.D.A. cotton rebate program near the beginning of the second quarter. We are expecting continuing improvements in the LLC operations over the remainder of the fiscal year.

In the current year fiscal quarter and corresponding prior year period the minority interest charge amounted to $2.4 million. For both of the respective year to date periods, the minority interest charge was $4.8 million.

The effective income tax rate has increased from 30.9% to 38.7% in the current quarter and from 31.5% to 41.9% for the year to date period. The increases for the current periods reflect the reduction in earnings of our Irish operations, which are taxed at a 10.0% effective tax rate, and losses in our Brazilian operations for which no tax benefit has been recognized.

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

As a result of the above, the Company realized during the current quarter net income of $10.2 million, or diluted earnings per share of $.17, compared to $22.5 million, or $.37 per share, for the corresponding quarter of the prior year. For the year-to-date period, the Company realized net income of $13.5 million, or $.23 per share on a diluted basis compared to $40.8 million or $.67 per share in the prior year. For the prior year to date, income before the cumulative effect of the accounting change was $43.5 million, or $.71 per diluted share, respectively.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Cost of Computer Software Developed for or Obtained for Internal-Use," (SOP 98-1). This SOP became effective for the Company in the first quarter of fiscal year 2000. SOP 98-1 provides guidance on accounting for costs of developing or obtaining computer software for internal use. In summary, costs incurred in the preliminary project stage (formulation, evaluation and selection of alternatives and assessment of existence of required technology) or post-implementation stage (training and maintenance) should be expensed as incurred while application development costs should be capitalized or expensed depending on their nature. Application development costs include external direct costs of materials and services. Examples of application development costs are designing the chosen path, coding, testing and installing the software product to hardware. The Company previously expensed certain of these internal costs when incurred. The adoption of this standard did not have, nor is it expected to have, a material effect on the Company's results of operations or financial position.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB

Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

Liquidity and Capital Resources

Cash provided by operations continues to be a primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $58.7 million for the year-to-date period ended December 26, 1999, compared to $130.2 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, was an increase in accounts payable, accruals and income taxes of $11.9 million and non-cash adjustments aggregating $57.0 million. Depreciation and amortization of $43.3 million, the deferred income tax provision of $6.0 million, the undistributed losses of unconsolidated affiliates of $5.2 million and the loss on the sale of assets of $2.5 million were the components of the non-cash adjustments to cash provided by operations. Offsetting these sources were increases in accounts receivable and inventory of $3.5 million and $18.4 million, respectively. All working capital changes have been adjusted to exclude the effects of currency translation.

Working capital levels are more than adequate to meet the operating requirements of the Company. The Company ended the current quarter with working capital of $229.4 million, which included cash and cash equivalents of $34.3 million.

The Company utilized $47.3 million for net investing activities and $22.9 million for net financing activities during the current quarter. Significant expenditures during this period included $30.9 million for capital expenditures consisting of initial construction costs for the Company's Unifi Technical Fabrics nonwoven facility and installment payments for related equipment and for upgrading other machinery and facilities. Additionally, $18.0 million was expended for investments in equity affiliates, $6.0 million for distributions to minority interest shareholders, $10.1 million for net payments under long-term debt agreements and $3.7 for repurchases of the Company's common stock.

At December 26, 1999, the Company has committed approximately $40.6 million for costs related to the construction of its nonwoven facility and related equipment and the purchase and upgrade of equipment at other locations. The majority of these committed costs are scheduled to be expended during the remainder of fiscal year 2000.

The Board of Directors, effective July 16, 1998, increased the remaining authorization pursuant to a resolution originally adopted on October 21, 1993, to purchase 10 million shares of Unifi's common stock. There remains an authorization to repurchase approximately 7.5 million shares. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate, based on prevailing financial and market conditions.

The Company's $400.0 million revolving credit facility is scheduled to mature on April 15, 2001. At December 26, 1999 the outstanding balance under this credit facility was $207.0 million. The Company is currently in the process of evaluating its options regarding the refinancing of the revolving credit facility.

Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capital, Company common stock repurchases and other financial needs.

Year 2000 Compliance Status

The Company did not experience any interruption in its business operations as a result of problems associated with the year 2000 for either its information technology systems or non-information technology systems (i.e., embedded technology). In addition, no disruption in business was experienced between the Company and its customers or vendors as a consequence of the year 2000 issue.

Costs incurred for the Company's year 2000 compliance efforts were expensed as incurred and were funded by cash flows from operations. Expenditures related to year 2000 compliance readiness were approximately $0.2 million during the current fiscal year and $1.0 million in total.

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

Part II.  Other Information

                                   UNIFI, INC.

--------------------------------------------------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders



          The first item of business to come before the Shareholders of the Company at their annual Meeting held on the 21st day of October 1999, was to consider and vote upon the election of one (1) Class 3 Director, one (1) Class 1 Director and three (3) Class 2 Directors of the Company.

          The Shareholders elected management's nominees for the one (1) Class 3 Director, one (1) Class 1 Director and three (3) Class 2 Directors of the Company to serve until the Annual Meeting of the Shareholders in 2000, 2001 and 2002, respectively or until their successors are elected and qualified, as follows:

                                          Class             Votes            Votes             Votes
                Name of Director       of Director        in Favor          Against         Abstaining
                ----------------       -----------        --------          -------         ----------
          Brian R. Parke                    3            50,585,278            0               963,665
          Sir Richard Greenbury             1            50,518,146            0             1,030,797
          Charles R. Carter                 2            50,577,771            0               971,172
          Jerry W. Eller                    2            50,585,091            0               963,852
          Kenneth G. Langone                2            50,572,726            0               976,217

          The following persons will continue to serve on the Company's Board of Directors until the Annual Meeting of Shareholders in 2000 for Class 3 and 2001 for Class 1:

                            Class 3                            Class 1
                            -------                            -------

                       G. Allen Mebane, IV                 Donald F. Orr
                       J.B. Davis                          Robert A. Ward
                       R. Wiley Bourne, Jr.                G. Alfred Webster

          The information set forth under the headings "Election of Directors," "Nominees for Election as Directors," and "Security Holding of Directors, Nominees, and Executive Officers" on Pages 3-5 of the Definitive Proxy Statement filed with the Commission since the close of the registrant's fiscal year ending June 27, 1999, is incorporated herein by reference.

          The second item of business to come before the Shareholders of the Company at their Annual Meeting was to consider and vote upon the adoption of the 1999 Unifi, Inc. Long-Term Incentive Plan ("Plan"). The Plan reserves 6 million shares of the Company's stock for use in issuing restricted stock awards and granting stock options to key employees of the company, which provides an effective means of retaining, attracting, and motivating such key employees, as more particularly set forth as Proposal No. 2 on Pages 14-17 and on Exhibit "A" of the Definitive Proxy filed with the Commission since the close of the registrant's fiscal year ending June 27, 1999, which is incorporated herein by reference.

         The Shareholders adopted the Plan, with the vote being as follows:

                      UNIFI, INC. LONG-TERM INCENTIVE PLAN


               For Plan             Abstaining           Against Plan
               --------             ----------           ------------
               34,366,194           10,112,952           1,853,307

Item 6.      Exhibits and Reports on Form 8-K


             (27)     Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended December 26, 1999

                                   UNIFI, INC.

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNIFI, INC.



Date: February 9, 2000                     /s/ Willis C. Moore, III
     -------------------------             -------------------------------------
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