Form 10-Q
period 2000-03-26
UNIFI INC
filed 2000-05-10
CIK 100726

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2000
                                                 --------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number 1-10542
                                                -------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

               Class                               Outstanding at April 30, 2000
--------------------------------------             -----------------------------
Common stock, par value $.10 per share                   56,882,493 shares

Part I.  Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                         March 26,         June 27,
                                                            2000             1999
                                                        -----------       -----------
                                                        (Unaudited)          (Note)
                                                           (Amounts in Thousands)
ASSETS:
Current assets:
    Cash and cash equivalents                           $    27,827       $    44,433
    Receivables                                             209,114           185,784
    Inventories:
       Raw materials and supplies                            58,001            45,584
       Work in process                                       18,109            14,584
       Finished goods                                        74,139            69,749
    Other current assets                                      1,448             2,015
                                                        -----------       -----------
       Total current assets                                 388,638           362,149
                                                        -----------       -----------
Property, plant and equipment                             1,245,256         1,231,013
    Less:  accumulated depreciation                         582,322           541,275
                                                        -----------       -----------
                                                            662,934           689,738
                                                        -----------       -----------
Equity investments in unconsolidated affiliates             212,210           207,142
                                                        -----------       -----------
Other noncurrent assets                                     112,447           106,811
                                                        -----------       -----------
       Total assets                                     $ 1,376,229       $ 1,365,840
                                                        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                    $    89,195       $    68,716
    Accrued expenses                                         39,851            52,889
    Income taxes payable                                     15,792             7,392
    Current maturities of long-term debt and other
       current liabilities                                    4,907            16,255
                                                        -----------       -----------
       Total current liabilities                            149,745           145,252
                                                        -----------       -----------
Long-term debt and other liabilities                        478,037           478,898
                                                        -----------       -----------
Deferred income taxes                                        84,305            78,369
                                                        -----------       -----------
Minority interests                                           17,505            17,183
                                                        -----------       -----------
Shareholders' equity:
    Common stock                                              5,876             5,955
    Capital in excess of par value                               --                13
    Retained earnings                                       666,981           658,353
    Accumulated other comprehensive loss                    (26,220)          (18,183)
                                                        -----------       -----------
       Total shareholders' equity                           646,637           646,138
                                                        -----------       -----------
       Total liabilities and shareholders' equity       $ 1,376,229       $ 1,365,840
                                                        ===========       ===========

-------------
Note: The balance sheet at June 27, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                   Condensed Consolidated Statements of Income
--------------------------------------------------------------------------------
                                   (Unaudited)

                                         For the Quarters Ended         For the Nine Months Ended
                                        -------------------------       -------------------------
                                        March 26,       March 28,       March 26,       March 28,
                                          2000             1999            2000            1999
                                        ---------       ---------       ---------       ---------
                                               (Amounts in Thousands Except Per Share Data)
Net sales                               $ 319,302       $ 294,805       $ 941,605       $ 943,474
Cost of goods sold                        276,432         264,835         822,734         815,567
Selling, general & admin. expense          14,645          19,649          43,071          42,631
Interest expense                            7,522           6,983          22,474          20,122
Interest income                              (590)           (536)         (2,122)         (1,728)
Other (income) expense                        130             (17)            995           1,275
Equity in (earnings) losses of
   unconsolidated affiliates               (2,321)          2,241           2,907          (4,398)
Minority interests                          2,380            (114)          7,184           4,686
                                        ---------       ---------       ---------       ---------
Income before income taxes                 21,104           1,764          44,362          65,319
Provision for income taxes                  7,868             671          17,621          20,698
                                        ---------       ---------       ---------       ---------
Income before cumulative effect of
   accounting change                       13,236           1,093          26,741          44,621
Cumulative effect of accounting
   change, net of tax                          --              --              --           2,768
                                        ---------       ---------       ---------       ---------
Net income                              $  13,236       $   1,093       $  26,741       $  41,853
                                        =========       =========       =========       =========

Earnings per common share - basic:
   Income before cumulative effect
      of accounting change              $     .23       $     .02       $     .45       $     .73
   Cumulative effect of accounting
      change, net of tax                       --              --              --             .04
                                        ---------       ---------       ---------       ---------
   Net income per common share          $     .23       $     .02       $     .45       $     .69
                                        =========       =========       =========       =========
Earnings per common share -
   assuming dilution:
   Income before cumulative effect
      of accounting change              $     .23       $     .02       $     .45       $     .73
   Cumulative effect of accounting
      change, net of tax                       --              --              --             .04
                                        ---------       ---------       ---------       ---------
   Net income per common share -
      assuming dilution                 $     .23       $     .02       $     .45       $     .69
                                        =========       =========       =========       =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                               For the Nine Months Ended
                                               -------------------------
                                               March 26,       March 28,
                                                  2000           1999
                                               ---------       ---------
                                                 (Amounts in Thousands)
Cash and cash equivalents provided by
   operating activities                        $  81,025       $ 174,651
                                               ---------       ---------

Investing activities:
     Capital expenditures                        (42,173)        (98,279)
     Acquisitions                                 (7,986)             --
     Investments in unconsolidated equity
         affiliates                              (16,070)        (10,000)
     Sale of capital assets                        2,634             726
     Other                                        (1,825)           (395)
                                               ---------       ---------
         Net investing activities                (65,420)       (107,948)
                                               ---------       ---------

Financing activities:
     Borrowing of long-term debt                  39,089          43,387
     Repayment of long-term debt                 (37,645)        (45,090)
     Issuance of Company common stock                 14             641
     Purchase and retirement of Company
         common stock                            (18,387)        (32,483)
     Distributions to minority interest
         shareholders                             (9,000)         (6,000)
     Other                                        (4,529)            367
                                               ---------       ---------
         Net financing activities                (30,458)        (39,178)
                                               ---------       ---------

Currency translation adjustment                   (1,753)           (971)
                                               ---------       ---------

Net increase (decrease) in cash and cash
   equivalents                                   (16,606)         26,554

Cash and cash equivalents - beginning             44,433           8,372
                                               ---------       ---------

Cash and cash equivalents - ending             $  27,827       $  34,926
                                               =========       =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

(a)  Basis of Presentation

     The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 26, 2000, and the results of operations and cash flows for the periods ended March 26, 2000, and March 28, 1999. Such adjustments consisted of normal recurring items in the current year. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

(b)  Income Taxes

     Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

     The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the earnings and losses of foreign subsidiaries that are taxed at rates different than the U.S. statutory rates.

(c)  Earnings per Share

     The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts in thousands):


                                           For the Quarters Ended    For the Nine Months Ended
                                           ----------------------    -------------------------
                                            March 26,    March 28,    March 26,    March 28,
                                              2000          1999         2000         1999
                                             -------      -------      -------      -------
    Numerator:
       Income before cumulative
          effect of accounting change        $13,236      $ 1,093      $26,741      $44,621

       Cumulative effect of
          accounting change, net of tax           --           --           --        2,768
                                             -------      -------      -------      -------

       Net income                            $13,236      $ 1,093      $26,741      $41,853
                                             =======      =======      =======      =======

                                         For the Quarters Ended  For the Nine Months Ended
                                         ----------------------  -------------------------
                                          March 26,   March 28,   March 26,   March 28,
                                            2000        1999        2000        1999
                                           ------      ------      ------      ------

    Denominator:
       Denominator for basic
          earnings per share -
          Weighted average shares          58,687      60,218      59,167      60,851

       Effect of dilutive securities:
          Stock options                        --          --          17           2
          Restricted stock awards               7          --           3          --
                                           ------      ------      ------      ------

       Dilutive potential common
          shares denominator for
          diluted earnings per
          share-Adjusted weighted
          average shares and
          assumed conversions              58,694      60,218      59,187      60,853
                                           ======      ======      ======      ======

(d)  Comprehensive Income

     Comprehensive income (loss) amounted to $12.4 million for the third quarter of fiscal 2000 and ($7.4) million for the third quarter of fiscal 1999, and was comprised primarily of net income and foreign currency translation adjustments. For the respective year-to-date periods, comprehensive income totaled $18.7 million and $38.9 million and was comprised primarily of net income and foreign currency translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

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

(f)  Segment Disclosures

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which the Company adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. The adoption of SFAS 131 did not effect consolidated results of operations or financial position. Following is the Company's selected segment information for the quarter and year-to-date periods ended March 26, 2000, and March 28, 1999 (amounts in thousands):

--------------------------------------------------------------------------------------------------------------------
                                                                                              All
                                                          Polyester          Nylon           Other           Total
--------------------------------------------------------------------------------------------------------------------
Quarter ended March 26, 2000:
    Net sales to external customers                      $  212,031       $  102,210      $    5,061      $  319,302
    Intersegment net sales                                       --              117           2,888           3,005
    Operating income                                         18,087            9,626             215          27,928
    Depreciation and amortization                            15,898            5,540             210          21,648
    Total assets                                            707,605          366,574          15,527       1,089,706
--------------------------------------------------------------------------------------------------------------------
Quarter ended March 28, 1999:
    Net sales to external customers                      $  184,611       $  110,194      $       --      $  294,805
    Intersegment net sales                                    2,380            1,386              --           3,766
    Operating income                                         (1,345)           7,803              --           6,458
    Depreciation and amortization                            14,592            6,129              --          20,721
    Total assets                                            675,354          213,841              --         889,195
--------------------------------------------------------------------------------------------------------------------

                                                  For the Quarters Ended
                                             -------------------------------
                                             March 26, 2000   March 28, 1999
   -------------------------------------------------------------------------
   Operating income:
       Reportable segments operating income      $ 27,928       $  6,458
       Net standard cost adjustment to LIFO          (246)         3,028
       Unallocated operating expense                  543            835
                                                 -----------------------
       Consolidated operating income             $ 28,225       $ 10,321
                                                 =======================

------------------------------------------------------------------------------------------------------------
                                                                                         All
                                                          Polyester      Nylon          Other        Total
------------------------------------------------------------------------------------------------------------
Nine months ended March 26, 2000:
    Net sales to external customers                       $613,826      $312,917      $ 14,862      $941,605
    Intersegment net sales                                       4           408         8,900         9,312
    Operating income                                        46,163        31,953           995        79,111
    Depreciation and amortization                           43,997        16,332           590        60,919
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                                         All
                                                        Polyester       Nylon           Other        Total
------------------------------------------------------------------------------------------------------------
Nine months ended March 28, 1999:
    Net sales to external customers                      $605,815      $337,659      $      --      $943,474
    Intersegment net sales                                 16,407         3,748             --        20,155
    Operating income                                       43,683        34,878             --        78,561
    Depreciation and amortization                          43,594        16,637             --        60,231
------------------------------------------------------------------------------------------------------------

                                                 For the Nine Months Ended
                                              ------------------------------
                                              March 26, 2000  March 28, 1999
----------------------------------------------------------------------------
   Operating income:
       Reportable segments operating income      $ 79,111       $ 78,561
       Net standard cost adjustment to LIFO        (2,592)         7,798
       Unallocated operating expense                 (719)        (1,083)
                                                 -----------------------
       Consolidated operating income             $ 75,800       $ 85,276
                                                 =======================

     Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to intersegment transfer of yarn, fiber costing and capitalization of property, plant and equipment costs. Prior to the current fiscal year, substantially all intersegment transfers of yarn were treated as internal sales at a selling price which approximated cost plus a normalized profit margin. In the current quarter and for the year to date, intersegment transfers of yarn were treated as inventory transfers, and profit margins recorded only on intersegment transfers from our Unifi Textured Polyester joint venture. Domestic operating divisions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out
     (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

     The increase in nylon total assets is attributable to the reclassification of property, plant and equipment from unallocated corporate fixed assets. This reclassification primarily relates to a new facility that was substantially completed. The change in total assets for the "All Other" segment primarily reflects the establishment of the Company's majority owned subsidiary, Unifi Technology Group in May 1999. Unifi Technology Group is a domestic automation solutions provider.

(g)  Early Retirement and Termination Charge

     During the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments expected to be spread over a period not to exceed three years. At March 26, 2000, there remained a liability of $7.6 million that is expected to equal the future cash expenditures to such terminated employees.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

 (i) Acquisition

     On March 8, 2000, the Company acquired Intex Yarns Limited located in Manchester, England for approximately $8.0 million plus assumed debt. This acquisition adds high quality, package-dyeing capabilities in Europe and compliments the Company's yarn production facility in Letterkenny, Ireland. The acquisition, which is not considered significant to the Company's consolidated net assets or results of operations, was accounted for by the purchase method of accounting.

(j)  Subsequent Event

     On April 3, 2000, the Company and E.I. Du Pont De Nemours & Company (DuPont) announced their intention to form a manufacturing alliance to produce polyester filament yarn. The alliance is expected to optimize Unifi's and DuPont's partially oriented yarn (POY) manufacturing facilities, increase productivity and improve product quality. The alliance is expected to become effective June 1, 2000.

     The alliance will involve manufacturing production only. Under its terms, DuPont and Unifi will cooperatively run their polyester filament manufacturing facilities, with a combined capacity of 800 million pounds, as a single unit. Production will be realigned among DuPont's Dacron(R) polyester filament plants in Wilmington, N.C. and Kinston, N.C. and Unifi's plant in Yadkinville, N.C. to take advantage of the unique capabilities at each site. DuPont's Dacron(R) POY business and Unifi's textured yarn business will remain separate entities.

     DuPont and Unifi will continue to own and operate their respective sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace and will use DuPont technology to expand the specialty product range at each of the company's sites. Unifi will continue to provide textured yarn to the marketplace.

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

Results of Operations

General

Consolidated net sales increased 8.3% for the quarter from $294.8 million to $319.3 million. Unit volume for the quarter increased 10.5% while average unit sales prices, based on product mix, declined approximately 2.0%. For the year-to-date period, net sales declined $1.9 million to $941.6 million. Unit volume for the year-to-date period increased 7.6% while average unit sales prices declined 6.8%. Unit volumes are up for both current year periods due primarily to the Brazilian acquisition in April, 1999. Pricing has continued to improve on a quarter-to-quarter basis during the current year as a result of a richer product mix.

Domestically, polyester and nylon yarn net sales increased 3.0% for the quarter due to improvements in both volume and unit price, based on product mix. Our polyester dyed yarn business for furniture and automotive customers had a strong quarter and our home furnishings business remained positive. The apparel market continues to be the weakest end-use market for our domestic polyester business. On the nylon side of our domestic business, the weakness in the hosiery market continues to adversely impact our fine-denier nylon business while our value-added covered yarn business did well for the quarter. Going forward, we anticipate growth opportunities developing in the domestic nylon business relating to the new seamless apparel market. For the year to date, nylon net sales declined 4.0% as a result of reduced unit prices. Internationally, sales in local currency of our Irish operation increased 6.1% for the quarter due to increased volume and decreased 14.7% for the year to date as a function of both lower unit volume and sales prices. The currency exchange rate change from the prior year to the current year adversely effected current quarter and year-to-date sales translated to U.S. dollars for this operation. U.S. dollar net sales were $3.7 million and $9.1 million less than what sales would have been reported using prior year translation rates for the quarter and year to date, respectively.

Gross profit increased by $12.9 million to $42.9 million for the quarter while gross margin (gross profit as a percentage of net sales) increased from 10.2% in the prior year quarter to 13.4%. Gross margin in the prior year's quarter excluding the effects of a $6.6 million early retirement charge was 12.4%. The improvement over the prior year quarterly is attributable to increases in domestic polyester sales prices and a shift to a more value-added product mix. For the year-to-date period, gross profit declined $9.0 million, while gross margin declined from 13.6% to 12.6%. Excluding the effects of the early retirement charge, gross margin in the prior year-to-date period was 14.3%.

Selling, general and administrative expenses as a percentage of net sales, exclusive of an $8.2 million early retirement charge in the prior year quarter, increased from 3.9% in last year's quarter to 4.6% this quarter. On a dollar basis, selling, general and administrative expense increased $3.2 million to $14.6 million, exclusive of the previously noted charge. For the year to date, selling general and administrative expenses as a percentage of net sales increased from 3.7% to 4.6% excluding the prior year $8.2 million early retirement charge. On a dollar basis, selling general and administrative expense increased $8.6 million to $43.1 million excluding the prior year charge for early retirement. Higher selling, general and administrative expenses for the current year are primarily the result of our new business venture in Brazil, acquired in April 1999, and the formation of Unifi Technology Group in May 1999.

Segment Information

Net sales to external customers for our polyester segment have increased 14.9% for the quarter compared to year ago levels as our acquisition in Brazil has resulted in higher volume. Additionally, we have experienced higher average unit prices. Gross profit has improved for the quarter due to higher average sales prices and a shift to a more value-added product mix. In addition, the gross profit for the prior year quarter was adversely affected by the polyester segment's share of the cost of sales early retirement charges amounting to $3.9 million. For the year-to-date period the results have been consistent with the quarter except that average unit prices, while improving throughout the current year, still lag the prior year-to-date average prices. Selling general and administrative expenses for this segment have increased, after excluding the polyester segment's share of the selling, general and administrative early retirement charge of $5.7 million in the prior year, primarily due to our acquisition in Brazil.

Net sales to external customers for our nylon segment were 7.2% lower in the current quarter versus the prior year quarter and 7.3% for the year to date as a result of both lower volume and sales prices, based on product mix. Gross margin improvement for this segment reflects increased manufacturing efficiencies relating to the recent plant consolidation. In addition, the prior year amounts include $2.7 million for the nylon segment's share of the cost of sales early retirement charge. Recurring selling, general and administrative costs allocated to this segment have also increased over the prior year amounts after, excluding the nylon segment's share of selling general and administrative early retirement charge of $2.5 million in the prior year, negatively impacting operating margins.

Corporate

Interest expense increased $0.5 million to $7.5 million in the current quarter and $2.4 million to $22.5 million for the year to date. The increase in interest expense reflects higher levels of outstanding debt at higher average interest rates and the reduction of interest capitalized for major construction projects. The weighted average interest rate on outstanding debt at March 26, 2000, was 6.5%.

Other income and expense was negatively impacted in the current year by a $2.6 million write-off of fixed assets related to the abandonment of certain equipment associated with domestic plant consolidations and $0.5 million in currency losses. These amounts were offset, in part, by a $1.1 million gain recognized for insurance proceeds recovered for a claim filed for property damage sustained by a tornado and a $0.6 million gain recognized on the sale of an investment.

Equity in the earnings (losses) of our unconsolidated affiliates, Parkdale America, LLC ("the LLC") and Micell Technologies, Inc., ("Micell") amounted to $2.3 million in the third quarter of fiscal 2000 compared with ($2.2) million for the corresponding prior year quarter. For the respective year-to-date period, the loss in the current year was $2.9 million compared to a $4.4 million profit in the prior year, or an unfavorable change of $7.3 million. The cotton spinning operations of the LLC have continued to improve in the third quarter of the current year compared to the previous two quarters. Micell continues to incur substantial start-up costs.

The minority interest charge was $2.4 million in the current year fiscal quarter compared to income in the prior year quarter of $0.1 million. For the respective year-to-date periods, the minority interest charge was $7.2 million and $4.7 million.

The effective income tax rate has decreased from 38.0% to 37.3% in the current quarter and has increased from 31.7% to 39.7% for the year-to-date period. The increase for the current year-to-date period reflects the reduction in earnings of our Irish operations, which are taxed at a 10.0% effective tax rate, and losses in our Brazilian operations for which no tax benefit has been recognized.

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

As a result of the above, the Company realized during the current quarter net income of $13.2 million, or diluted earnings per share of $.23, compared to $1.1 million, or $.02 per share, for the corresponding quarter of the prior year. For the year-to-date period, the Company realized net income of $26.7 million, or $.45 per share on a diluted basis compared to $41.9 million or $.69 per share in the prior year. For the prior year to date, income before the cumulative effect of the accounting change was $44.6 million, or $.73 per diluted share, respectively.

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

On March 8, 2000, the Company acquired Intex Yarns Limited located in Manchester, England for approximately $8.0 million plus assumed debt. This acquisition adds high quality, package-dyeing capabilities in Europe and compliments the Company's yarn production facility in Letterkenny, Ireland. The acquisition, which is not considered significant to the Company's consolidated net assets or results of operations, was accounted for by the purchase method of accounting.

On April 3, 2000, the Company and E.I. Du Pont De Nemours & Company (DuPont) announced their intention to form a manufacturing alliance to produce polyester filament yarn. The alliance is expected to optimize Unifi's and DuPont's partially oriented yarn (POY) manufacturing facilities, increase productivity and improve product quality. The alliance is expected to become effective June 1, 2000.

The alliance will involve manufacturing production only. Under its terms, DuPont and Unifi will cooperatively run their polyester filament manufacturing facilities, with a combined capacity of 800 million pounds, as a single unit. Production will be realigned among DuPont's Dacron(R) polyester filament plants in Wilmington, N.C. and Kinston, N.C. and Unifi's plant in Yadkinville, N.C. to take advantage of the unique capabilities at each site. DuPont's Dacron(R) POY business and Unifi's textured yarn business will remain separate entities.

DuPont and Unifi will continue to own and operate their respective sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace and will use DuPont technology to expand the specialty product range at each of the company's sites. Unifi will continue to provide textured yarn to the marketplace.

Liquidity and Capital Resources

Cash provided by operations continues to be a primary source of funds to finance operating needs and capital expenditures. Cash generated from operations was $81.0 million for the year-to-date period ended March 26, 2000, compared to $174.6 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, was an increase in accounts payable, accruals and income taxes of $26.5 million and non-cash adjustments aggregating $78.6 million. Depreciation and amortization of $67.2 million, the deferred income tax provision of $6.0 million, losses of unconsolidated affiliates of $2.9 million and the loss on the sale of assets of $2.5 million were the components of the non-cash adjustments to cash provided by operations. Offsetting these sources were increases in accounts receivable and inventory of $27.1 million and $20.8 million, respectively. All working capital changes have been adjusted to exclude the effects of acquisitions and currency translation.

Working capital levels are more than adequate to meet the operating requirements of the Company. The Company ended the current quarter with working capital of $238.9 million, which included cash and cash equivalents of $27.8 million.

The Company utilized $65.4 million for net investing activities and $30.5 million for net financing activities during the current year. Significant expenditures during this period included $42.2 million for capital expenditures consisting of initial construction costs for the Company's Unifi Technical Fabrics nonwoven facility and installment payments for related equipment and for upgrading other machinery and facilities. Additionally, $16.1 million was expended for investments in equity affiliates, $9.0 million for distributions to minority interest shareholders, and $18.4 for repurchases of the Company's common stock.

At March 26, 2000, the Company has committed approximately $45.6 million for costs related to the construction of its nonwoven facility and related equipment and the purchase and upgrade of equipment at other locations. The majority of these committed costs are scheduled to be expended during the remainder of fiscal year 2000 and fiscal year 2001.

The Board of Directors, effective July 16, 1998, increased the remaining authorization pursuant to a resolution originally adopted on October 21, 1993, to purchase 10 million shares of Unifi's common stock. As of April 30, 2000, there remains an authorization to repurchase approximately 4.1 million shares. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate, based on prevailing financial and market conditions.

The Company's $400.0 million revolving credit facility is scheduled to mature on April 15, 2001. At March 26, 2000 the outstanding balance under this credit facility was $217.0 million. The Company is currently in the process of evaluating its options regarding the refinancing of the revolving credit facility.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K


                  (27)      Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended March 26, 2000

                                   UNIFI, INC.

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     UNIFI, INC.
                                                     -----------



Date: May 10, 2000                          /s/ Willis C. Moore, III
     -------------------------              ------------------------------------
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