Form 10-K
period 2000-06-25
UNIFI INC
filed 2000-09-25
CIK 100726

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ----------------

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended June 25, 2000 - Commission File Number 1-10542

                               ----------------

                                  Unifi, Inc.
             (Exact name of registrant as specified in its charter)

                  New York                                     11-2165495
 -------------------------------------------   -------------------------------------------
       (State or other jurisdiction of            (I.R.S. Employer identification no.)
        incorporation or organization)

          7201 West Friendly Avenue
         Greensboro, North Carolina                               27410
 -------------------------------------------   -------------------------------------------
  (Address of principal executive offices)                     (Zip code)

               (336) 294-4410
 -------------------------------------------
 (Registrant's telephone no., including area
                    code)

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

                                 Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliated of the registrant as of August 24, 2000 based on a closing price of $11.3125 per share: $580,331,182

Number of shares outstanding as of August 24, 2000: 54,526,659

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of the Shareholders of Unifi, Inc., to be held on October 26, 2000, are incorporated by reference into Part III.

Exhibits, Financial Statement Schedules and Reports on Form 8-K index is located on pages 32 and 33.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. BUSINESS

   Unifi, Inc., a New York corporation formed in 1969, together with its sub-sidiaries, hereinafter set forth, (the "Company" or "Unifi"), is one of the largest and most diversified producers and processors of textile yarns in the world. The Company is primarily engaged in the processing of synthetic yarns in two primary business segments, polyester and nylon. The polyester segment is comprised of textured, dyed, twisted and beamed yarns with sales to knitters and weavers that produce fabrics for the apparel, automotive and furniture up-holstery, home furnishings, industrial and other end use markets. The nylon segment is comprised of textured nylon and covered spandex products with sales to knitters and weavers that produce fabrics for the apparel, hosiery, socks and other end use markets. See the Consolidated Financial Statements Footnote 2 ("Acquisitions and Alliances") on pages 20 and 21 and Consolidated Financial Statements Footnote 11 ("Investment in Unconsolidated Affiliates") on page 28 of this Report for information concerning recent mergers, acquisitions, alli-ances and consolidations of the Company's business, which is incorporated herein by reference.

   Texturing polyester and nylon filament fiber involves the processing of par-tially oriented yarn ("POY"), which is either raw polyester or nylon filament fiber purchased from chemical manufacturers or produced internally, to give it greater bulk, strength, stretch, consistent dyeability and a softer feel, thereby making it suitable for use in knitting and weaving of fabrics. The texturing process involves the use of high-speed machines to draw, heat and twist the POY to produce yarn having various physical characteristics, depend-ing on its ultimate end use.

   During the fourth quarter of fiscal year 1999, the Company formed Unifi Technology Group, LLC ("UTG"), to provide consulting services focused on inte-grated manufacturing, factory automation and electronic commerce solutions to other domestic manufacturers. Effective June 1, 1999, UTG acquired the assets of Cimtec, Inc. ("Cimtec"), a manufacturing automation solutions provider, for $10.5 million. Subsequently, ownership interest in the new entity was sold to certain former Cimtec shareholders and former Unifi executives. See Consoli-dated Financial Statements Footnote 2 ("Acquisitions and Alliances") on pages 20 and 21 of this Report for additional information on UTG.

SOURCES AND AVAILABILITY OF RAW MATERIALS

   The primary third party suppliers of POY to the Company's polyester segment are E. I. DuPont de Nemours and Company ("DuPont"), Nanya Plastics Corp. of America ("Nanya"), Kosa (formerly Hoechst Celanese Corporation), Wellman Indus-tries, Reliance Industries, LTD. Korteks and P.T. Indorama Synthetics TBK, with the majority of the Company's polyester POY being supplied by DuPont. In addi-tion, the Company has polyester POY manufacturing facilities in Yadkinville, North Carolina (which provides approximately 35% of its total domestic polyes-ter POY supply needs) and in Ireland. The production of POY is comprised of two primary processes, polymerisation (performed in Ireland only) and spinning (performed in both Ireland and Yadkinville). The polymerisation process is the production of polymer by a chemical reaction involving terephthalic acid and ethylene glycol, which are combined to form chip. The spinning process involves the extrusion and melting of chip to form molten polymer. The molten polymer is then extruded through spinnerettes to form continuous multi-filament raw yarn
(POY). Substantially all of the raw materials for such manufactured POY are supplied by Nanya for domestic production and by DuPont and Bayer AG for our Irish operation. The primary suppliers of POY to the Company's nylon segment are DuPont, Universal Premier Fibers LLC (formerly Cookson Fibers, Inc.), and Nilit, Ltd. with the majority of the Company's nylon POY being supplied by DuPont.

   Effective June 1, 2000, Unifi and DuPont began operating their America's manufacturing alliance to produce polyester filament yarn. The goal of the al-liance is to reduce operating costs through collectively planning and operating both companies' POY facilities as a single production unit. The resulting asset optimization, along with the sharing of manufacturing technologies, should re-sult in significant quality and yield improvements and product innovations. See the Consolidated Financial Statements Footnote 2 ("Acquisitions and Alliances") on pages 20 and 21 for further information.

   Although the Company is heavily dependent upon a limited number of suppli-ers, the Company has not had and does not anticipate any significant diffi-culty in obtaining its raw POY or raw materials used to manufacture polyester POY.

   Patents and Licenses: The Company currently has several patents and regis-tered trademarks, none of which it considers material to its business as a whole.

   Customers: The Company, in fiscal year ended June 25, 2000, sold its poly-ester yarns to approximately 1,512 customers and its nylon yarns to approxi-mately 249 customers, one customer's purchases comprised approximately 11% of net sales for the polyester segment during said period, while another customer comprised approximately 20% of net sales for the nylon segment for this time period. The Company does not believe that the loss of any one customer would have a materially adverse effect on either the polyester or nylon segment.

   Backlog: The Company, other than in connection with certain foreign sales and for textured yarns that are package dyed according to customers' specifi-cations, does not manufacture to order. The Company's products can be used in many ways and can be thought of in terms of a commodity subject to the laws of supply and demand and, therefore, does not have what is considered a backlog of orders. In addition, the Company does not consider its products to be sea-sonal ones.

   Competitive Conditions: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells high-volume commodity products, pricing is highly competitive with innovation, product quality and customer service being essential for differentiating the competi-tors within the industry. Product innovation gives our customers competitive advantages, while product quality insures manufacturing efficiencies. The Company's polyester and nylon yarns compete in a worldwide market with a num-ber of other foreign and domestic producers of such yarns. In the sale of polyester filament yarns, major domestic competitors are Dillon Yarn Company, Inc., Spectrum Dyed Yarns, Inc. and Milliken & Company and in the sale of ny-lon yarns major domestic competitors are Jefferson Mills, Inc. and Worldtex, Inc. Additionally, there are numerous foreign competitors that sell polyester and nylon yarns in the United States.

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

   Employees: The number of full-time employees of the Company is approxi-mately 6,680.

   Financial Information About Segments: See the Consolidated Financial State-ments Footnote 9 ("Business Segments, Foreign Operations and Concentrations of Credit Risk") on page 25 through page 27 of this Report for the Financial In-formation About Segments required by Item 101 of Regulation S-K.

Item 2. PROPERTIES

   The Company currently maintains a total of 18 manufacturing and warehousing facilities, one central distribution center and one recycling center in North Carolina; one manufacturing and related warehousing facility in Staunton, Vir-ginia; one central distribution center in Fort Payne, Alabama; four manufac-turing operations in Letterkenny, County of Donegal, Republic of Ireland; two warehousing locations in Carrickfergus, Ireland; one manufacturing and one of-fice building in Brazil, one manufacturing and administration building in Man-chester, England and one manufacturing and administration facility in Bogota, Colombia. All of these facilities, which contain approximately 8.1 million square feet of floor space, with the exception of one plant facility leased from Bank of America Leasing and Capital LLC pursuant to a Sales-leaseback Agreement entered on May 20, 1997, as amended, two warehouses in Carrickfergus, Ireland, the office in Brazil and the plant and office location in Manchester, England are owned in fee simple; and management believes they are in good condition, well maintained, and are suitable and adequate for present utilization.

   The polyester segment of the Company's business uses 16 manufacturing, five warehousing and one dedicated office totaling 5.3 million square feet. The ny-lon segment of the Company's business utilizes six manufacturing and four warehousing facilities aggregating 2.8 million square feet.

   Unifi Technology Group, LLC. ("UTG") leases 9 office locations in four states from which it conducts business utilizing approximately 80,000 square feet.

   The Company leases sales offices and/or apartments in New York; Coleshill, England; Oberkotzau, Germany; Lyon, France and Desenzano, Italy.

   The Company also leases its corporate headquarters building at 7201 West Friendly Avenue, Greensboro, North Carolina, which consists of a building con-taining approximately 121,125 square feet located on a tract of land containing approximately 8.99 acres. This property is leased from Merrill Lynch Trust Com-pany of North Carolina, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, and Wachovia Bank & Trust Company, N.A., Independent. See the related information included in the Consolidated Financial Statements Footnote 8 ("Leases and Commitments") on page 25 of this Report.

Item 3. LEGAL PROCEEDINGS

   The Company is not currently involved in any litigation which is considered material, as that term is used in Item 103 of Regulation S-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 25, 2000.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

   The Company's common stock is listed for trading on the New York Stock Ex-change. The following table sets forth the range of high and low sales prices of the Unifi Common Stock as reported on the NYSE Composite Tape and the regu-lar cash dividends per share declared by Unifi during the periods indicated.

   On July 16, 1998, the Company announced its intention to discontinue the payment of cash dividends and utilize the cash to purchase shares of the Company's common stock. Accordingly, effective July 16, 1998, the Board of Di-rectors of the Company terminated the previously established policy of paying cash dividends equal to approximately 30% of the Company's after tax earnings of the previous fiscal year.

   As of August 24, 2000, there were approximately 745 holders of record of the Company's common stock.

                                                          High   Low   Dividends
                                                         ------ ------ ---------
       Fiscal year 1998:
        First quarter ended September 28, 1997.......... $43.63 $35.06   $.14
        Second quarter ended December 28, 1997.......... $42.25 $36.38   $.14
        Third quarter ended March 29, 1998.............. $42.13 $33.00   $.14
        Fourth quarter ended June 28, 1998.............. $39.56 $34.19   $.14


       Fiscal year 1999:
        First quarter ended September 27, 1998.......... $34.25 $17.13   $ --
        Second quarter ended December 27, 1998.......... $20.06 $11.94   $ --
        Third quarter ended March 28, 1999.............. $19.56 $10.69   $ --
        Fourth quarter ended June 27, 1999.............. $18.56 $11.56   $ --


       Fiscal year 2000:
        First quarter ended September 26, 1999.......... $21.25 $11.00   $ --
        Second quarter ended December 26, 1999.......... $13.50 $10.69   $ --
        Third quarter ended March 26, 2000.............. $12.81 $ 7.88   $ --
        Fourth quarter ended June 25, 2000.............. $14.94 $ 8.44   $ --

Item 6. SELECTED FINANCIAL DATA

(Amounts in thousands, except per  June 25, 2000 June 27, 1999 June 28, 1998 June 29, 1997 June 30, 1996
share data)                          (52 Weeks)    (52 Weeks)    (52 Weeks)    (52 Weeks)    (53 Weeks)
---------------------------------  ------------- ------------- ------------- ------------- -------------
Summary of Earnings:
Net sales...............            $1,280,412    $1,251,160    $1,377,609    $1,704,926    $1,603,280
Cost of sales...........             1,116,841     1,076,610     1,149,838     1,473,667     1,407,608
Gross profit............               163,571       174,550       227,771       231,259       195,672
Selling, general and
 administrative
 expense................                58,063        55,338        43,277        46,229        45,084
Provision for bad
 debts..................                 8,694         1,129           724           750            --
Interest expense........                30,294        27,459        16,598        11,749        14,593
Interest income.........                (2,772)       (2,399)       (1,869)       (2,219)       (6,757)
Other (income) expense..                 1,052           440          (335)           69        (4,390)
Equity in (earnings)
 losses of
 unconsolidated
 affiliates.............                 2,989        (4,214)      (23,030)          399            --
Minority interest.......                 9,543         9,401           723            --            --
Non-recurring charge....                    --            --            --            --        23,826
                                    ----------    ----------    ----------    ----------    ----------
Income from continuing
 operations before
 income taxes and other
 items listed below.....                55,708        87,396       191,683       174,282       123,316
Provision for income
 taxes..................                17,675        28,369        62,782        58,617        44,939
                                    ----------    ----------    ----------    ----------    ----------
Income before
 extraordinary item and
 cumulative effect of
 accounting change......                38,033        59,027       128,901       115,665        78,377
                                    ----------    ----------    ----------    ----------    ----------
Extraordinary item, net
 of tax.................                    --            --            --            --         5,898
Cumulative effect of
 accounting change, net
 of tax.................                    --         2,768         4,636            --            --
                                    ----------    ----------    ----------    ----------    ----------
Net income..............                38,033        56,259       124,265       115,665        72,479
                                    ==========    ==========    ==========    ==========    ==========

Per Share of Common
 Stock:
Income before
 extraordinary item and
 cumulative effect of
 accounting change
 (diluted)..............            $      .65    $      .97    $     2.08    $     1.81    $     1.18
Extraordinary item
 (diluted)..............                    --            --            --            --          (.09)
Cumulative effect of
 accounting change
 (diluted)..............                    --          (.04)         (.07)           --            --
Net income (diluted)....                   .65           .93          2.01          1.81          1.09
Cash dividends..........                    --            --           .56           .44           .52

Financial Data:
Working capital.........            $   15,604    $  216,897    $  209,878    $  216,145    $  196,222
Gross property, plant
 and equipment..........             1,250,470     1,231,013     1,145,622     1,147,148     1,027,128
Total assets............             1,354,764     1,365,840     1,333,814     1,018,703       951,084
Long-term debt and other
 obligations............               261,830       478,898       458,977       255,799       170,000
Shareholders' equity....               622,438       646,138       636,197       548,531       583,206

   Fiscal year 1996 and 1997 amounts include the spun cotton yarn operations that were contributed to Parkdale America, LLC on June 30, 1997. The operating results of our 34% ownership in Parkdale are accounted for as equity in (earn-ings) losses of unconsolidated affiliates for fiscal 1998, 1999 and 2000.

   The Working capital and Long-term debt and other liabilities line items at June 25, 2000, reflect the classification of the outstanding balance under the revolving line of credit of $211.5 million as a current liability. The revolv-ing line of credit matures in April 2001. The Company intends to refinance this debt on a long-term basis prior to maturity, however, no commitments or agree-ments were in place to do so at June 25, 2000. When the Company does refinance the debt, amounts owed beyond one year from that date will once again be clas-sified as long-term debt.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2000

   Following is a summary of operating income by segment for fiscal years 2000 and 1999, as reported regularly to the Company's management:

                                                               All
(Amounts in thousands)                    Polyester  Nylon    Other     Total
----------------------                    --------- -------- -------  ----------
Fiscal 2000
 Net sales............................... $852,202  $408,481 $31,917  $1,292,600
 Cost of sales...........................  747,917   352,379  21,024   1,121,320
 Selling, general and administrative.....   37,713    15,103   9,952      62,768
                                          --------  -------- -------  ----------
 Segment operating income................ $ 66,572  $ 40,999 $   941  $  108,512
                                          ========  ======== =======  ==========
Fiscal 1999
 Net sales............................... $822,763  $449,009 $ 1,561  $1,273,333
 Cost of sales...........................  719,535   384,772   1,090   1,105,397
 Selling, general and administrative.....   38,518    16,271     533      55,322
                                          --------  -------- -------  ----------
 Segment operating income (loss)......... $ 64,710  $ 47,966 $   (62) $  112,614
                                          ========  ======== =======  ==========

   As described in Consolidated Financial Statements Footnote 9, the adjust-ments to revenues and expenses required to reconcile the operating segments to consolidated results are comprised primarily of intersegment sales and cost of sales eliminations, the provision for bad debts and various expenses reported internally at a consolidated level.

 Polyester operations

   In fiscal 2000, polyester net sales increased $29.4 million, or 3.6% com-pared to fiscal 1999. The increase over fiscal year 1999 is primarily attrib-utable to the acquisition of our Brazilian operation in the fourth fiscal quarter of 1999 and the acquisition of our dyed yarn operation in England at the end of our fiscal third quarter. Net domestic sales increased slightly over fiscal 1999 due to strength in our dyeing and twisting operations, offset slightly by pricing pressures in our natural textured business. International-ly, sales in local currency of our Irish Operation declined 5.4% for the year due to lower average selling prices. Volume for our Irish operations increased approximately 2.1% for the year. The currency exchange rate change from the prior year to the current year adversely effected sales translated to U.S. dollars for this operation by $13.0 million.

   As described in the Consolidated Financial Statements Footnote 10 ("Deriva-tive Financial Instruments and Fair Value of Financial Instruments"), the Com-pany utilizes foreign currency forward contracts to hedge exposure for sales in foreign currencies based on anticipated sales orders. Also, the purchases and borrowings in those foreign currencies in which the Company has exchange rate exposure provide a natural hedge and mitigate the effect of adverse fluc-tuations in exchange rates.

   Gross profit on sales for our polyester operations increased $1.0 million over fiscal year 1999. Gross margin (gross profit as a percentage of net sales) declined from 12.5% in fiscal year 1999 to 12.2% in fiscal year 2000. In the prior year, gross margin for this segment was adversely impacted by a $4.0 million charge for an early retirement package offered to employees. Gross margin in fiscal 2000 declined primarily as a function of higher fiber prices. Offsetting the effects of higher fiber prices were lower manufacturing costs and increased sales for this segment.

   Selling, general and administrative expenses for this segment declined $0.8 million from 1999 to 2000. In the prior year, this segment was allocated $5.7 million in selling, general and administrative expenses for the above men-tioned early retirement package. Absent this charge, the current year selling, general and adminis-trative expenses for this segment would have increased $4.9 million. This in-crease is primarily attributable to the start-up of our Brazilian operation, which was only in operation two months of the prior year as well as the in-crease in this segment's share of increased expenses incurred by our majority-owned subsidiary, UTG. This subsidiary was formed in May 1999 and is a domestic automation solutions provider.

 Nylon operations

   In fiscal 2000, nylon net sales decreased $40.5 million, or 9.0% compared to fiscal 1999. Unit volumes for fiscal 2000 decreased by 5.3%, while average sales prices, based on product mix, decreased 3.9%. The reductions in sales volume and price are primarily attributable to the continuing softness of the ladies hosiery market.

   Nylon gross profit decreased $8.1 million and gross margin decreased from 14.3% in 1999 to 13.7% in 2000. This segment's share of the prior year early retirement plan costs impacting gross profit was $2.6 million. Before the ef-fect of the prior year early retirement expense, gross profit from 1999 to 2000 declined $10.7 million. This was primarily attributable to lower sales volume and the shift in product mix caused by softness in the hosiery market.

   Selling, general and administrative expense allocated to the nylon segment decreased $1.2 million in fiscal 2000. The nylon segment selling, general and administrative expenses in fiscal 1999 included a charge of $2.5 million for the aforementioned early retirement plan. Before the effect of this charge, selling general and administrative expenses for this segment would have in-creased $1.3 million. This increase is primarily attributable to this segment's share of increased selling, general and administrative expenses generated by UTG.

   The "All Other" segment primarily reflects the Company's majority owned sub-sidiary, UTG established in May 1999. UTG is a domestic automation solutions provider.

 Consolidated operations

   In the current year, the Company recorded an $8.0 million provision for bad debts resulting from the general decline of industry conditions.

   Interest expense increased $2.8 million, from $27.5 million in fiscal 1999 to $30.3 million in fiscal 2000. The increase in interest expense reflects higher levels of interest-bearing debt outstanding at higher average interest rates during fiscal 2000 and a $1.4 million reduction in capitalized interest for major construction projects. The weighted average interest rate of our debt outstanding at June 25, 2000 was 6.6%.

   Interest income improved by $373 thousand from 1999 to 2000 primarily as a result of higher levels of invested funds generated by our Irish operation. Other expense increased from $440 thousand to $1.1 million from 1999 to 2000. Other income and expense was negatively impacted in the current year by a $2.6 million write-off related to the abandonment of certain equipment associated with domestic plant consolidations and $1.7 million in currency losses. These amounts were offset, in part, by a $1.1 million gain recognized for insurance proceeds recovered for a claim filed for property damage sustained by a tornado and a $0.6 million gain recognized on the sale of an investment.

   Earnings (losses) from our equity affiliates, Parkdale America, LLC. (the "LLC") and Micell Technologies, Inc. ("Micell") totaled $(3.0) million in fis-cal 2000 compared with $4.2 million in fiscal 1999. The decline in earnings is primarily attributable to the reduced earnings of the LLC and higher start-up expenses at Micell.

   Minority interest expense for fiscal 2000 was $9.5 million compared to $9.4 million in the prior year. This charge primarily relates to the minority inter-est share of the earnings of Unifi Textured Polyester LLP formed with Burling-ton Industries on May 29, 1998. Unifi, Inc. has an 85.42% ownership interest in this entity and Burlington has a 14.58% interest. However, for the first five years of the Partnership, Burlington is entitled to receive the first $9.4 mil-lion in earnings. After the first five years, earnings of the partnership will be allocated based an ownership percentages.

   The effective tax rate decreased from 32.5% in 1999 to 31.7% in 2000. The difference between the statutory and effective tax rate in fiscal 2000 is pri-marily due to a reduction of income taxes achieved through the resolution of outstanding issues with taxing authorities.

   In the first quarter of fiscal 1999, the Company recognized a cumulative effect of an accounting change of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a result of changing its accounting policy regarding start-up costs. Pursuant to the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," any previously capitalized start-up costs were re-quired to be written-off as a cumulative effect of an accounting change. Ac-cordingly, the Company has written-off the unamortized balance of the previ-ously capitalized start-up costs.

   As a result of the above, the Company realized during the current year net income of $38.0 million, or $0.65 per diluted share, compared to $56.3 mil-lion, or $.93 per diluted share for the prior fiscal year period. Before the previously described cumulative effect of an accounting change in the prior year, earnings would have been $59.0 million or $0.97 per diluted share.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS
133) and in June 1999, the FASB issued Statement of Financial Accounting Stan-dards No. 137 "Accounting for Derivative Instruments and Hedging Activities -
 Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Stan-dards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." This statement amended certain provisions of SFAS 133. SFAS 133 requires the Company to rec-ognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the deriva-tive is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recog-nized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into deriva-tive financial instruments for trading purposes. As discussed in Footnote 10 to the Consolidated Financial Statements, the Company enters into forward con-tracts to hedge certain transactions and commitments in foreign currency. Upon adoption of SFAS 133 in the first fiscal quarter of 2001, these activities will be recognized on the Consolidated Balance Sheet. The Company anticipates that adoption of SFAS 133 will not have a material effect on the Company's earnings.

   On March 8, 2000, the Company acquired Intex Yarns Limited (Intex) located in Manchester, England for approximately $8.0 million plus assumed debt. This acquisition adds high quality, package-dyeing capabilities in Europe and com-pliments the Company's yarn production facility in Letterkenny, Ireland. The acquisition, which is not considered significant to the Company's consolidated net assets or results of operations, was accounted for by the purchase method of accounting.

   Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance to produce polyester filament yarn. The alliance is expected to optimize Unifi's and DuPont's partially ori-ented yarn (POY) manufacturing facilities, increase manufacturing efficiency and improve product quality. Under its terms, DuPont and Unifi will coopera-tively run their polyester filament manufacturing facilities as a single oper-ating unit. This consolidation will shift commodity yarns from our Yadkinville facility to DuPont's Kinston plant, and bring high-end specialty production to Yadkinville from Kinston and Cape Fear. The companies will split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies will collectively at-tempt to increase profitability through the development of new products. Like-wise, the costs incurred and benefits derived from the product innovations will be split equally. DuPont and Unifi will continue to own and operate their respective sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace and will use DuPont technology to expand the specialty product range at each company's sites. Unifi will continue to provide textured yarn to the marketplace.

FISCAL 1999

   Following is a summary of operating income by segment for fiscal years 1999 and 1998, as reported regularly to the Company's management:

                                                               All
(Amounts in thousands)                     Polyester  Nylon   Other     Total
----------------------                     --------- -------- ------  ----------
Fiscal 1999
 Net sales................................ $822,763  $449,009 $1,561  $1,273,333
 Cost of sales............................  719,535   384,772  1,090   1,105,397
 Selling, general and administrative......   38,518    16,271    533      55,322
                                           --------  -------- ------  ----------
 Segment operating income (loss).......... $ 64,710  $ 47,966 $  (62) $  112,614
                                           ========  ======== ======  ==========
Fiscal 1998
 Net sales................................ $939,780  $470,994 $   --  $1,410,774
 Cost of sales............................  797,613   387,428     --   1,185,041
 Selling, general and administrative......   30,223    13,054     --      43,277
                                           --------  -------- ------  ----------
 Segment operating income................. $111,944  $ 70,512 $   --  $  182,456
                                           ========  ======== ======  ==========

   As described in Consolidated Financial Statements Footnote 9, the adjust-ments to revenues and expenses required to reconcile the operating segments to consolidated results are comprised primarily of intersegment sales and cost of sales eliminations, the provision for bad debts and various expenses reported internally at a consolidated level.

 Polyester operations

   In fiscal 1999, polyester net sales decreased $117.0 million, or 12.5% com-pared to fiscal 1998. Year-over-year performance continues to be negatively im-pacted by the continuing effects of Asian imports of yarns, fabric and apparel, which have kept sales volumes, sales pricing and gross margins under pressure both domestically and internationally. The fiscal 1999 over 1998 volume in-crease of 1.0% was aided by twelve months of sales volume generated by the business venture with Burlington Industries consummated May 29, 1998 (see Con-solidated Financial Statements Footnote 13). Average unit sales prices declined 13.5% during fiscal 1999. In addition to the decline in average unit sales prices created by market pressures, the pricing decline was also influenced by decreasing fiber costs and the strengthening of the U.S. dollar. As described in Consolidated Financial Statements Footnote 10, the Company utilizes forward contracts to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Additionally, currency exchange rate risks are mitigated by purchases and borrowings in local currencies. The Company also enters currency forward contracts for committed equipment and inventory purchases. The Company does not enter into derivative financial instruments for trading purposes.

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

   Selling, general and administrative expense allocated to the polyester seg-ment increased $8.3 million in fiscal 1999. Of this increase, $5.7 million re-lated to a charge resulting from employee acceptance of an early retirement program offered in fiscal 1999. Selling, general and administrative expense, as a percentage of polyester net sales, increased from 3.2% in fiscal 1998 to 4.7% in fiscal 1999.

 Nylon operations

   In fiscal 1999, nylon net sales decreased $22.0 million, or 4.7% compared to fiscal 1998. Unit volumes for fiscal 1999 decreased by 4.8%, while average sales prices, based on product mix, increased 0.1%. The reduction in sales vol-ume is primarily attributable to the continuing decline of the ladies hosiery market. The sales price increase was impacted by a minor shift in domestic product mix to lower volume, higher priced products.

   Nylon gross profit decreased $19.3 million and gross margin decreased from 17.7% in 1998 to 14.3% in 1999, due mainly to the previously noted decrease in net sales and the corresponding lack of volume to cover existing fixed manu-facturing costs and depreciation. In addition, depreciation increased $8.0 million in fiscal 1999 over 1998 resulting from the completion in fiscal 1999 of a nylon texturing and covering facility, constructed to replace older equipment and consolidate several of the Company's older nylon facilities. Gross profit was also reduced by a $2.6 million charge resulting from employee acceptance of an early retirement plan offered in fiscal 1999.

   Selling, general and administrative expense allocated to the nylon segment increased $3.2 million in fiscal 1999. Of this increase, $2.5 million related to a charge resulting from employee acceptance of an early retirement program offered in fiscal 1999. Selling, general and administrative expense, as a per-centage of nylon net sales, increased from 2.8% in fiscal 1998 to 3.6% in fis-cal 1999.

   The "All Other" segment primarily reflects the Company's majority owned subsidiary, Unifi Technology Group established in May 1999. Unifi Technology Group is a domestic automation solutions provider.

 Consolidated operations

   Interest expense increased $10.9 million, from $16.6 million in fiscal 1998 to $27.5 million in fiscal 1999. The increase in interest expense reflects higher levels of debt outstanding at higher average interest rates during fis-cal 1999 and a $4.8 million reduction in capitalized interest for major con-struction projects, as certain significant projects in process during the prior year period have been completed. The weighted average interest rate on debt outstanding at June 27, 1999 was 5.94%.

   Interest income improved by $530 thousand from 1998 to 1999 primarily as a result of higher levels of invested funds. Other expense decreased from $335 thousand income to $440 thousand expense from 1998 to 1999.

   Earnings from our equity affiliates, Parkdale America, LLC. (the "LLC") and Micell Technologies, Inc. ("Micell") totaled $4.2 million in fiscal 1999 com-pared with $23.0 million in fiscal 1998. The decline in earnings is primarily attributable to the reduced earnings of the LLC and higher start-up expenses at Micell. The LLC's operations were negatively impacted by excess capacity in the markets and reduced sales volumes as imported apparel eroded their custom-er's business.

   Effective May 29, 1998, the Company formed a limited liability company (the "Partnership") with Burlington Industries, Inc. ("Burlington") to manufacture and market natural textured polyester. The Company has an 85.42% ownership in-terest in the Partnership and Burlington has 14.58%. However, for the first five years of the Partnership, Burlington is entitled to receive the first $9.4 million of earnings. Subsequent to this five-year period, earnings are to be allocated based on ownership percentages. Burlington's share of the earn-ings of the Partnership are reflected as minority interest and amounted to $9.4 million in fiscal 1999 and $0.7 million in fiscal 1998.

   The effective tax rate decreased from 32.8% in 1998 to 32.5% in 1999. The difference between the statutory and effective tax rate is primarily due to the realization of state tax credits associated with significant capital ex-penditures and the operating results of our Irish operations that are taxed at a 10.0% effective rate.

   In the first quarter of fiscal 1999, the Company recognized a cumulative effect of an accounting change of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a result of changing its accounting policy regarding start-up costs. Pursuant to the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," any previously capitalized start-up costs were re-quired to be written-off as a cumulative effect of an accounting change. Ac-cordingly, the Company has written-off the unamortized balance of the previ-ously capitalized start-up costs.

   As a result of the above, the Company realized during the current year net income of $56.3 million, or $0.93 per diluted share, compared to $124.3 mil-lion, or $2.01 per diluted share for the prior fiscal year period. Before the previously described cumulative effect of an accounting change in the current year, earnings would have been $59.0 million or $0.97 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations continues to be a primary source of funds to fi-nance operating needs and capital expenditures. Cash generated from operations was $126.5 million for fiscal 2000, compared to $209.8 million for fiscal 1999. The primary sources of cash from operations, other than net income, were an in-crease in accounts payable and accruals of $27.1 million, and non-cash adjust-ments aggregating $124.4 million. Depreciation and amortization of $90.5 mil-lion, the deferred income tax provision of $10.7 million, the provision for doubtful accounts of $14.9 million and the losses from unconsolidated equity affiliates, net of distributions of $6.2 million were the primary components of the non-cash adjustments. Offsetting these sources were increases in accounts receivable and inventories of $39.3 million and $18.1 million, respectively and a decrease of income taxes payable of $4.4 million. All working capital changes have been adjusted to exclude the effects of acquisitions and currency transla-tion. Working capital levels at June 25, 2000, of $15.6 million reflect the classification of the outstanding balance under the revolving line of credit of $211.5 million as a current liability. The revolving line of credit matures in April 2001. The Company intends to refinance this debt on a long-term basis prior to maturity, however, no commitment or agreements were in place to do so at June 25, 2000. When the Company does refinance the debt, amounts owed beyond one year from that date will once again be classified as long-term debt.

   The Company utilized $78.1 million for net investing activities and $69.9 million for net financing activities during fiscal 2000. Significant expendi-tures during this period included $58.6 million for capacity expansions and up-grading of facilities and $8.0 million for acquisitions. A significant compo-nent of capital expenditures includes the initial construction costs for the Company's Unifi Technical Fabrics nonwoven facility and installment payments for related equipment. Additionally, $16.1 million was expended for investments in equity affiliates, $48.9 million for the purchase and retirement of Company common stock, $12.0 million for distributions to minority interest shareholders and $9.2 million for net payments under long-term debt agreements. The Company purchased, effective March 8, 2000, the polyester dyed yarn plant and equipment of Intex for $8.0 million.

   At June 25, 2000, the Company has committed approximately $55.1 million for the purchase and upgrade of equipment and facilities during fiscal 2001.

   The Company periodically evaluates the carrying value of long-lived assets, including property, plant and equipment and intangibles to determine if impair-ment exists. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, additional analysis is performed to determine the amount of loss to be recognized. The Company continues to evaluate for im-pairment the carrying value of its polyester natural textured operations and its investment in its spun-yarn partnership. The importation of fiber, fabric and apparel continues to impair sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. The effect of the importation of these products has resulted in downsizing in the U.S. and relocation of production offshore. These operations have operated in the most recent 18-month period at close to break-even, which heighten the focus on impairment issues.

   Effective July 26, 2000, the Board of Directors increased the Company's re-maining authorization to repurchase up to 10.0 million shares of the Company's common stock. The Company purchased 4.5 million shares in fiscal year 2000 for a total of $48.9 million. The Company will continue its commitment to repur-chase shares of the Company's common stock throughout fiscal year 2001, as deemed appropriate and financially prudent.

   Management believes the current financial position of the Company in connec-tion with its operations and access to debt and equity markets are sufficient to meet anticipated capital expenditure, strategic acquisition, working capi-tal, Company common stock repurchases and other financial needs.

EURO CONVERSION

   The Company conducts business in multiple currencies, including the curren-cies of various European countries in the European Union which began partici-pating in the single European currency by adopting the Euro as their common currency as of January 1, 1999. Additionally, the functional currency of our Irish operation and several sales office locations will change before January 1, 2002, from their historical currencies to the Euro. During the period Janu-ary 1, 1999, to January 1, 2002, the existing currencies of the member coun-tries will remain legal tender and customers and vendors of the Company may continue to use these currencies when conducting business. Currency rates dur-ing this period, however, will no longer be computed from one legacy currency to another but instead will first be converted into the Euro. The Company con-tinues to evaluate the Euro conversion and the impact on its business, both strategically and operationally. At this time, the conversion to the Euro has not had, nor is expected to have, a material adverse effect on the financial condition or results of operations of the Company.

FORWARD-LOOKING STATEMENTS

   Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report contain forward-looking statements within the meaning of federal security laws about the Company's financial condition and results of operations that are based on management's current expectations, estimates and projections about the markets in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "believes," "esti-mates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may dif-fer materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise. Factors that may cause actual outcome and results to dif-fer materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to com-petition and economic conditions, reliance on and financial viability of sig-nificant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those re-lated to unforeseen acquisition opportunities), the timely completion of con-struction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotia-tions of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies' policies and legisla-tion, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In ad-dition to these representative factors, forward-looking statements could be im-pacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   See the information included in the Consolidated Financial Statements Foot-
note 10 ("Derivative Financial Instruments and Fair Value of Financial Instru-ments") on pages 27 and 28 of this Report.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's report of independent auditors and Consolidated Financial Statements and related notes follow on subsequent pages of this Report.

Report of Independent Auditors

The Board of Directors and Shareholders of Unifi, Inc.

   We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 25, 2000, and June 27, 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 25, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these fi-nancial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 25, 2000, and June 27, 1999, and the consolidated results of its opera-tions and its cash flows for each of the three years in the period ended June 25, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in rela-tion to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
[Signature of Ernst & Young LLP]

Greensboro, North Carolina
July 18, 2000

Consolidated Balance Sheets

(Amounts in thousands)                              June 25, 2000 June 27, 1999
----------------------                              ------------- -------------
ASSETS:
Current assets:
 Cash and cash equivalents.........................  $   18,778    $   44,433
 Receivables.......................................     214,001       185,784
 Inventories.......................................     147,640       129,917
 Other current assets..............................       2,958         2,015
                                                     ----------    ----------
    Total current assets...........................     383,377       362,149
                                                     ----------    ----------

Property, plant and equipment:
 Land..............................................       5,560         6,973
 Buildings and air conditioning....................     239,245       241,852
 Machinery and equipment...........................     853,553       848,701
 Other.............................................     152,112       133,487
                                                     ----------    ----------
                                                      1,250,470     1,231,013
Less accumulated depreciation......................     592,083       541,275
                                                     ----------    ----------
                                                        658,387       689,738
Investment in unconsolidated affiliates............     208,918       207,142
Other noncurrent assets............................     104,082       106,811
                                                     ----------    ----------
                                                     $1,354,764    $1,365,840
                                                     ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable..................................  $   97,875    $   68,716
 Accrued expenses..................................      50,160        52,889
 Income taxes payable..............................       2,430         7,392
 Current maturities of long-term debt and other
  current liabilities..............................     217,308        16,255
                                                     ----------    ----------
    Total current liabilities......................     367,773       145,252
                                                     ----------    ----------
Long-term debt and other liabilities...............     261,830       478,898
                                                     ----------    ----------
Deferred income taxes..............................      86,046        78,369
                                                     ----------    ----------
Minority interests.................................      16,677        17,183
                                                     ----------    ----------
Shareholders' equity:
 Common stock......................................       5,516         5,955
 Capital in excess of par value....................          --            13
 Retained earnings.................................     649,444       658,353
 Unearned compensation.............................      (1,260)           --
 Accumulated other comprehensive loss..............     (31,262)      (18,183)
                                                     ----------    ----------
                                                        622,438       646,138
                                                     ----------    ----------
                                                     $1,354,764    $1,365,840
                                                     ==========    ==========

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Income

(Amounts in thousands, except per
share data)                            June 25, 2000 June 27, 1999 June 28, 1998
---------------------------------      ------------- ------------- -------------

Net sales............................   $1,280,412    $1,251,160    $1,377,609
                                        ----------    ----------    ----------

Costs and expenses:
 Cost of sales.......................    1,116,841     1,076,610     1,149,838
 Selling, general and administrative
  expense............................       58,063        55,338        43,277
 Provision for bad debts.............        8,694         1,129           724
 Interest expense....................       30,294        27,459        16,598
 Interest income.....................       (2,772)       (2,399)       (1,869)
 Other (income) expense..............        1,052           440          (335)
 Equity in (earnings) losses of
  unconsolidated affiliates..........        2,989        (4,214)      (23,030)
 Minority interest...................        9,543         9,401           723
                                        ----------    ----------    ----------
                                         1,224,704     1,163,764     1,185,926
                                        ----------    ----------    ----------

Income before income taxes and
 cumulative effect of accounting
 change..............................       55,708        87,396       191,683
Provision for income taxes...........       17,675        28,369        62,782
                                        ----------    ----------    ----------
Income before cumulative effect of
 accounting change...................       38,033        59,027       128,901
Cumulative effect of accounting
 change (net of applicable income
 taxes of $1,696 for June 27, 1999
 and $2,902 for June 28, 1998).......           --         2,768         4,636
                                        ----------    ----------    ----------
Net income...........................   $   38,033    $   56,259    $  124,265
                                        ==========    ==========    ==========
Earnings per common share:
 Income before cumulative effect of
  accounting change..................   $      .65    $      .97    $     2.10
 Cumulative effect of accounting
  change.............................           --          (.04)         (.07)
                                        ----------    ----------    ----------
 Net income per common share.........   $      .65    $      .93    $     2.03
                                        ==========    ==========    ==========

Earnings per common share -- assuming
 dilution:
 Income before cumulative effect of
  accounting change..................   $      .65    $      .97    $     2.08
 Cumulative effect of accounting
  change.............................           --          (.04)         (.07)
                                        ----------    ----------    ----------
 Net income per common share.........   $      .65    $      .93    $     2.01
                                        ==========    ==========    ==========


The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes
in Shareholders' Equity and Comprehensive Income

                                             Capital in                            Other         Total     Comprehensive
(Amounts in thousands,     Shares    Common  Excess of  Retained    Unearned   Comprehensive Shareholders'    Income
except per share data)   Outstanding Stock   Par Value  Earnings  Compensation    Income        Equity        Note 1
----------------------   ----------- ------  ---------- --------  ------------ ------------- ------------- -------------
Balance June 29, 1997...   61,210    $6,121   $    --   $545,099    $    --      $ (2,689)     $548,531      $110,761
                           ======    ======   =======   ========    =======      ========      ========      ========
Purchase of stock.......     (539)      (54)     (618)   (19,515)        --            --       (20,187)           --
Options exercised.......      402        40     2,154         --         --            --         2,194            --
Stock option tax
 benefit................       --        --        --      2,599         --            --         2,599            --
Stock issued for
 acquisition............      561        56    20,918         --         --            --        20,974            --
Cash dividends -- $.56
 per share..............       --        --        --    (34,320)        --            --       (34,320)           --
Currency translation
 adjustments............       --        --        --         --         --        (7,859)       (7,859)       (7,859)
Net income..............       --        --        --    124,265         --            --       124,265       124,265
                           ------    ------   -------   --------    -------      --------      --------      --------

Balance June 28, 1998...   61,634     6,163    22,454    618,128         --       (10,548)      636,197       116,406
                           ======    ======   =======   ========    =======      ========      ========      ========
Purchase of stock.......   (2,112)     (211)  (23,092)   (16,034)        --            --       (39,337)           --
Options exercised.......       26         3       651         --         --            --           654            --
Currency translation
 adjustments............       --        --        --         --         --        (7,635)       (7,635)       (7,635)
Net income..............       --        --        --     56,259         --            --        56,259        56,259
                           ------    ------   -------   --------    -------      --------      --------      --------

Balance June 27, 1999...   59,548     5,955        13    658,353         --       (18,183)      646,138        48,624
                           ======    ======   =======   ========    =======      ========      ========      ========
Purchase of stock.......   (4,462)     (446)     (840)   (47,623)        --            --       (48,909)           --
Options exercised.......        1        --        14         --         --            --            14            --
Grantor's trust tax
 benefit................       --        --        --        681         --            --           681            --
Stock forfeited to
 satisfy income tax
 withholding............      (53)       (5)     (630)        --         --            --          (635)           --
Issuance of restricted
 stock..................      129        12     1,443         --     (1,455)           --            --            --
Amortization of
 restricted stock.......       --        --        --         --        195            --           195            --
Currency translation
 adjustments............       --        --        --         --         --       (13,079)      (13,079)      (13,079)
Net income..............       --        --        --     38,033         --            --        38,033        38,033
                           ------    ------   -------   --------    -------      --------      --------      --------

Balance June 25, 2000...   55,163    $5,516   $    --   $649,444    $(1,260)     $(31,262)     $622,438      $ 24,954
                           ======    ======   =======   ========    =======      ========      ========      ========

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

(Amounts in thousands)                June 25, 2000 June 27, 1999 June 28, 1998
----------------------                ------------- ------------- -------------
Cash and cash equivalents at
 beginning of year...................   $ 44,433      $   8,372     $   9,514
Operating activities:
 Net income..........................     38,033         56,259       124,265
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Cumulative effect of accounting
   change (net of applicable income
   taxes)............................         --          2,768         4,636
  (Earnings) losses of unconsolidated
   equity affiliates, net of
   distributions.....................      6,200          5,287       (15,282)
  Depreciation.......................     83,037         82,993        65,033
  Amortization.......................      7,491          6,883         4,677
  Deferred income taxes..............     10,692          4,641        12,201
  Provision for bad debts and quality
   claims............................     14,866          6,241         3,917
  Other..............................      2,135            415          (350)
  Changes in assets and liabilities,
   excluding effects of acquisitions
   and foreign currency adjustments:
   Receivables.......................    (39,257)        28,234         5,711
   Inventories.......................    (18,088)        16,320          (793)
   Other current assets..............     (1,330)          (948)        1,556
   Payables and accruals.............     27,118        (13,959)      (25,213)
   Income taxes......................     (4,430)        14,697         1,329
                                        --------      ---------     ---------
 Net -- operating activities.........    126,467        209,831       181,687
                                        --------      ---------     ---------

Investing activities:
 Capital expenditures................    (58,609)      (118,846)     (250,064)
 Acquisitions........................     (7,953)       (27,112)      (25,776)
 Investments in unconsolidated equity
  affiliates.........................    (16,069)       (10,000)      (39,492)
 Sale of capital assets..............      5,637            847         2,428
 Other...............................     (1,138)        (4,508)       (2,755)
                                        --------      ---------     ---------
 Net -- investing activities.........    (78,132)      (159,619)     (315,659)
                                        --------      ---------     ---------

Financing activities:
 Borrowing of long-term debt.........     72,342         97,000       440,273
 Repayment of long-term debt.........    (81,589)       (61,596)     (252,844)
 Issuance of Company stock...........         14            654         2,194
 Stock option tax benefit............         --             --         2,599
 Purchase and retirement of Company
  stock..............................    (48,909)       (39,337)      (20,187)
 Cash dividends paid.................         --             --       (34,320)
 Distributions to minority
  shareholders.......................    (12,000)        (9,000)           --
 Other...............................        287            249        (4,006)
                                        --------      ---------     ---------
 Net -- financing activities.........    (69,855)       (12,030)      133,709
                                        --------      ---------     ---------
Currency translation adjustment......     (4,135)        (2,121)         (879)
                                        --------      ---------     ---------
Net increase (decrease) in cash and
 cash equivalents....................    (25,655)        36,061        (1,142)
                                        --------      ---------     ---------
Cash and cash equivalents at end of
 year................................   $ 18,778      $  44,433     $   8,372
                                        ========      =========     =========

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. Accounting Policies and Financial Statement Information

   Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries. The portion of the income applicable to noncontrolling interests in the majority-owned op-erations is reflected as minority interests in the Consolidated Statements of Income. The accounts of all foreign subsidiaries have been included on the ba-sis of fiscal periods ended three months or less prior to the dates of the Consolidated Balance Sheets. All significant intercompany accounts and trans-actions have been eliminated. Investments in 20 to 50% owned companies and partnerships where the Company is able to exercise significant influence, but not control, are accounted for by the equity method and, accordingly, consoli-dated income includes the Company's share of the affiliates' income.

   Fiscal Year: The Company's fiscal year is the fifty-two or fifty-three weeks ending the last Sunday in June. All three fiscal years presented consist of fifty-two weeks.

   Reclassification: The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

   Revenue Recognition: Revenues from sales are recognized at the time ship-ments are made.

   Foreign Currency Translation: Assets and liabilities of foreign subsidiar-ies are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses re-sulting from translation are accumulated in a separate component of sharehold-ers' equity and included in comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary's functional currency) are included in net income.

   Cash and Cash Equivalents: Cash equivalents are defined as short-term in-vestments having an original maturity of three months or less.

   Receivables: Certain customer accounts receivable are factored without re-course with respect to credit risk. Factored accounts receivable at June 25, 2000, and June 27, 1999, were $42.9 million and $41.6 million, respectively. An allowance for losses is provided for known and potential losses arising from yarn quality claims and receivables from customers not factored based on a periodic review of these accounts. Reserves for such losses were $17.2 mil-lion at June 25, 2000 and $8.7 million at June 27, 1999.

   Inventories: The Company utilizes the last-in, first-out ("LIFO") method for valuing certain inventories representing 51.3% of all inventories at June 25, 2000, and the first-in, first-out ("FIFO") method for all other invento-ries. Inventory values computed by the LIFO method are lower than current mar-ket values. Inventories valued at current or replacement cost would have been approximately $5.9 million and $0.7 million in excess of the LIFO valuation at June 25, 2000, and June 27, 1999, respectively. Finished goods, work in proc-ess, and raw materials and supplies at June 25, 2000, and June 27, 1999, amounted to $81.2 million and $69.7 million; $17.0 million and $14.6 million; and $49.4 million and $45.6 million, respectively.

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years.

   Other Noncurrent Assets: Other noncurrent assets at June 25, 2000, and June 27, 1999, consist primarily of the cash surrender value of key executive life insurance policies ($7.7 million and $8.1 million); unamortized bond issue costs ($5.9 million and $6.7 million); and acquisition related assets consist-ing of the excess cost over fair value of net assets acquired and other intan-gibles ($83.2 million and $86.3 million), respectively. Bond issue costs are being amortized on the straight-line method over the life of the bonds, which approximates the effective interest method. The acquisition related assets are being amortized on the straight-line method over periods ranging between five and thirty years. Accumulated amortization at June 25, 2000, and June 27, 1999, for bond issue costs and acquisition related assets was $29.3 million and $19.2 million, respectively.

   Long-Lived Assets: Long-lived assets, including the excess cost over fair value of net assets acquired, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recover-able. If undiscounted cashflows are not adequate to cover the asset carrying value, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cashflows. To date, no impairment losses have been recorded.

   Income Taxes: The Company and its domestic subsidiaries file a consolidated federal income tax return. Income tax expense is computed on the basis of transactions entering into pretax operating results. Deferred income taxes have been provided for the tax effect of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabili-ties. Income taxes have not been provided for the undistributed earnings of certain foreign subsidiaries as such earnings are deemed to be permanently in-vested.

   Earnings Per Share: The following table details the computation of basic and diluted earnings per share:

(Amounts in thousands)                June 25, 2000 June 27, 1999 June 28, 1998
----------------------                ------------- ------------- -------------
Numerator:
 Income before cumulative effect of
  accounting change..................    $38,033       $59,027      $128,901
 Cumulative effect of accounting
  change.............................         --         2,768         4,636
                                         -------       -------      --------
 Net income..........................    $38,033       $56,259      $124,265
                                         =======       =======      ========

Denominator:
 Denominator for basic earnings per
  share--weighted averages shares....     58,488        60,568        61,331
 Effect of dilutive securities:
  Stock options......................         19             2           525
  Restricted stock awards............          4            --            --
                                         -------       -------      --------
Diluted potential common shares
 denominator for diluted
 earnings per share -- adjusted
 weighted average shares and
 assumed conversions.................     58,511        60,570        61,856
                                         =======       =======      ========

   Stock-Based Compensation: With the adoption of SFAS 123, the Company elected to continue to measure compensation expense for its stock-based employee com-pensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value-based method encouraged by SFAS 123 been applied, compensation expense would have been re-corded on the 1,975,570 options granted in fiscal 2000 and the 414,000 options granted in fiscal 1999 based on their respective vesting schedules. The fiscal 2000 options vest in annual increments over five years and the fiscal 1999 op-tions vest primarily over two years. No options were granted in fiscal 1998. Net income in fiscal 2000, 1999 and 1998 restated for the effect would have been $32.7 million or $0.56 per diluted share, $53.3 million or $0.88 per di-luted share and $122.8 million or $1.98 per diluted, respectively. The fair value and related compensation expense of the 2000 and 1999 options were calcu-lated as of the issuance date using the Black-Scholes model with the following assumptions:

           Options Granted                       2000  1999
           ---------------                       ----  ----
           Expected life (years)................ 10.0  10.0
           Interest rate........................ 6.00% 6.14%
           Volatility........................... 49.5% 49.3%

   Comprehensive Income: Comprehensive income includes net income and other changes in net assets of a business during a period from non-owner sources, which are not included in net income. Such non-owner changes may include, for example, available-for-sale securities and foreign currency translation adjust-ments. Other than net income, foreign currency translation adjustments pres-ently represent the only component of comprehensive income for the Company. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

   Recent Accounting Pronouncements: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instru-ments and Hedging Activities," (SFAS 133) and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." This statement amended certain provisions of SFAS 133. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a deriv-ative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading pur-poses. As discussed in Footnote 10 to the Consolidated Financial Statements, the Company enters into forward contracts to hedge certain transactions and commitments in foreign currency. Upon adoption of SFAS 133 in the first fiscal quarter of 2001, these activities will be recognized on the Consolidated Bal-ance Sheet. The Company anticipates that adoption of SFAS 133 will not have a material effect on the Company's earnings.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make es-timates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those es-timates.

2. Acquisitions and Alliances

   Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The alliance is expected to opti-mize Unifi's and DuPont's partially oriented yarn (POY) manufacturing facili-ties, increase manufacturing efficiency and improve product quality. Under its terms, DuPont and Unifi will cooperatively run their polyester filament manu-facturing facilities as a single operating unit. This consolidation will shift commodity yarns from our Yadkinville facility to DuPont's Kinston plant, and bring high-end specialty production to Yadkinville from Kinston and Cape Fear. The companies will split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Addition-ally, the companies will collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations will be split equally. DuPont and Unifi will continue to own and operate their respec-tive sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace and will use DuPont technology to expand the specialty product range at each company's sites. Unifi will con-tinue to provide textured yarn to the marketplace. At termination of the alli-ance or at any time after June 1, 2005, Unifi has the option to purchase from DuPont and DuPont has the right to sell to Unifi, DuPont's U.S. polyester fil-ament business for a price within a predetermined fair market value range.

   On March 8, 2000, the Company acquired Intex Yarns Limited (Intex) located in Manchester, England for approximately $8.0 million plus assumed debt. This acquisition adds high quality, package-dyeing capabilities in Europe and com-pliments the Company's yarn production facility in Letterkenny, Ireland.

   During fiscal 1999, the Company formed Unifi do Brasil, LTDA to acquire the assets of Fairway Polyester, LTDA., a Brazilian company, for $16.6 million ef-fective April 1, 1999. Also, effective June 1, 1999, UNIFI Technology Group LLC (UTG), a newly formed subsidiary of the Company, acquired the assets of Cimtec Inc. ("Cimtec"), a manufacturing automation solutions provider, for $10.5 million. Subsequently, a five-percent interest in the new entity was sold to certain former Cimtec shareholders and an additional 2.875% was sold to certain former Unifi executives. The Company also granted an additional 2.875% of its ownership interest in UTG to certain Unifi executives which vests in annual increments over a five-year period.

   During fiscal 1998, the Company completed its Agreement and Plan of Trian-gular Merger with SI Holding Company and thereby acquired their covered yarn business for approximately $46.6 million effective November 17, 1997. Addi-tionally, covenants-not-to-compete were entered into with the principal oper-ating officers of the acquired company in exchange for $9.2 million, to be paid generally over the terms of the covenants. After allocation of the pur-chase price to the net assets acquired, the excess of cost over fair value has been valued at $25.5 million.

   The Intex, Brazilian, Cimtec and SI Holding Company acquisitions were all accounted for by the purchase method of accounting and accordingly, the net assets and operations have been included in the Company's Consolidated Finan-cial Statements beginning on the date the acquisition was consummated. The transactions are not considered significant to the Company's consolidated net assets or results of operations.

3. Cumulative Effect of Accounting Change

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up costs, as defined, to be expensed as incurred. In accordance with this SOP, any previously capitalized start-up costs were required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adoption of this SOP in the first quarter of fiscal 1999, wrote off the unamortized balance of such previously capitalized start-up costs as of June 29, 1998, of $4.5 million ($2.8 million after tax) or $.04 per diluted share as a cumulative catch-up adjustment.

   Pursuant to Emerging Issues Task Force No. 97-13 issued in November 1997, the Company changed its accounting policy in the second quarter of fiscal 1998 regarding a project to install an entirely new computer software system which it began in fiscal 1995. Previously, substantially all direct external costs relating to the project were capitalized, including the portion related to business process reengineering. In accordance with this accounting pronounce-ment, the unamortized balance of these reengineering costs as of September 28, 1997, of $7.5 million ($4.6 million after tax) or $.07 per diluted share was written off as a cumulative catch-up adjustment in the second quarter of fis-cal 1998.

4. Long-Term Debt and Other Liabilities

   A summary of long-term debt follows:

 (Amounts in thousands)                              June 25, 2000 June 27, 1999
 ----------------------                              ------------- -------------
 Bonds payable......................................   $248,447      $248,242
 Revolving credit facility..........................    211,500       217,000
 Sale-leaseback obligation..........................      3,154         3,355
 Other bank debt and other obligations..............     16,037        26,556
                                                       --------      --------
  Total debt........................................    479,138       495,153
  Current maturities................................    217,308        16,255
                                                       --------      --------
  Total long-term debt and other liabilities........   $261,830      $478,898
                                                       ========      ========

   On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the "Notes") which bear a coupon rate of 6.50% and mature in 2008. The estimated fair value of the Notes, based on quoted market prices, at June 25, 2000, and June 27, 1999, was approximately $216.9 million and $229.7 million, respectively.

   The Company entered a $400 million revolving credit facility dated April 15, 1996, with a group of financial institutions that extends through April 15, 2001. The outstanding amounts due on the revolving credit facility at June 25, 2000 have been classified as current maturities. Although the Company in-tends to refinance or negotiate additional borrowings to replace some or all of the outstanding obligations under the revolving credit facility, no formal commitments were entered into by fiscal year end. The rate of interest charged is adjusted quarterly based on a pricing grid, which is a function of the ra-tio of the Company's debt to earnings before income taxes, depreciation, amor-tization and other non-cash charges. The credit facility provides the Company the option of borrowing at a spread over the base rate (as defined) for base rate loans or the Adjusted London Interbank Offered Rate (LIBOR) for Eurodol-lar loans. In accordance with the pricing grid, the Company pays a quarterly facility fee ranging from 0.090%-0.150% of the total amount available under the revolving credit facility. The weighted average interest rates for fiscal years 2000 and 1999 were 6.12% and 5.57%, respectively. At June 25, 2000, and June 27, 1999, the interest rates on the outstanding balances were 6.68% and 5.29%, respectively. As a result of the variable nature of the credit facility's interest rate, the fair value of the Company's revolving credit debt approximates its carrying value.

   The revolving credit facility also provides the Company the option to borrow funds competitively from the individual lenders, at their discretion, provided that the sum of the competitive bid loans and the aggregate funds committed un-der the revolving credit facility do not exceed the total committed amount. The revolving credit facility allows the Company to reduce the outstanding commit-ment in whole or in part upon satisfactory notice up to an amount no less than the sum of the aggregate competitive bid loans and the total committed loans. Any such partial termination is permanent. The Company may also elect to prepay loans in whole or in part. Amounts paid in accordance with this provision may be re-borrowed.

   The terms of the revolving credit facility contain, among other provisions, requirements for maintaining certain net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and merger activity. Provisions under this agreement are not considered restrictive to normal operations.

   On May 20, 1997, the Company entered into a sales-leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the fi-nancial institution and will be leased by the Company over a sixteen-year peri-od. This transaction has been recorded as a direct financing arrangement. On June 30, 1997, the Company entered into a Contribution Agreement associated with the formation of Parkdale America, LLC (see Consolidated Financial State-ment Footnote 11). As a part of the Contribution Agreement, ownership of a sig-nificant portion of the assets financed under the sales-leaseback agreement and the related debt ($23.5 million) were assumed by the LLC. Payments for the re-maining balance of the sales-leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Principal payments re-quired over the next five years are approximately $100 thousand per year. The interest rate implicit in the agreement is 7.84%.

   Other obligations consist of acquisition related liabilities due within the next four years. Maturities of the obligations over the next four years are $5.8 million, $6.4 million, $3.3 million and $.5 million, respectively.

   Interest capitalized during fiscal 2000 and 1999 was $0.6 million and $2.0 million, respectively.

5. Income Taxes

   The provision for income taxes for fiscal 2000, 1999 and 1998 consists of the following:

(Amounts in thousands)               June 25, 2000 June 27, 1999 June 28, 1998
----------------------               ------------- ------------- -------------
Currently payable:
 Federal............................    $ 6,629       $20,124      $ 43,245
 State..............................      1,682         2,951         5,704
 Foreign............................       (225)          653         1,474
                                        -------       -------      --------
 Total current......................      8,086        23,728        50,423
                                        -------       -------      --------
Deferred:
 Federal............................      9,772        10,219        23,799
 State..............................       (261)       (5,718)      (11,715)
 Foreign............................         78           140           275
                                        -------       -------      --------
 Total deferred.....................      9,589         4,641        12,359
                                        -------       -------      --------
Income taxes before cumulative
 effect of accounting change (1999
 and 1998)..........................    $17,675       $28,369      $ 62,782
                                        =======       =======      ========

   Income taxes were 31.7%, 32.5% and 32.8% of pretax earnings in fiscal 2000, 1999 and 1998, respectively. A reconciliation of the provision for income taxes (before cumulative effect of accounting changes, in 1999 and 1998) with the amounts obtained by applying the federal statutory tax rate is as follows:

                                      June 25, 2000 June 27, 1999 June 28, 1998
                                      ------------- ------------- -------------
Federal statutory tax rate..........      35.0%         35.0%         35.0%
State income taxes net of federal
 tax benefit........................       3.7           3.1           2.9
State tax credits net of federal tax
 benefit............................      (2.1)         (5.1)         (4.9)
Foreign taxes less than domestic
 rate...............................        --          (1.8)         (1.9)
Foreign tax benefit of losses less
 than domestic rate.................       2.5            --            --
Foreign Sales Corporation tax
 benefit............................      (1.1)         (0.7)         (0.4)
Research and experimentation
 credit.............................      (0.1)         (0.1)           --
Resolution of tax issues............      (7.4)           --            --
Nondeductible expenses and other....       1.2           2.1           2.1
                                          ----          ----          ----
Effective tax rate..................      31.7%         32.5%         32.8%
                                          ====          ====          ====

   The deferred income taxes reflect the net tax effects of temporary differ-ences between the bases of assets and liabilities for financial reporting pur-poses and their bases for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 25, 2000, and June 27, 1999, were as follows:

(Amounts in thousands)                               June 25, 2000 June 27, 1999
----------------------                               ------------- -------------
Deferred tax liabilities:
 Property, plant and equipment......................   $ 97,051       $78,241
 Investments in equity affiliates...................     19,974        20,883
 Other..............................................        394            --
                                                       --------       -------
Total deferred tax liabilities......................    117,419        99,124
                                                       --------       -------
Deferred tax assets:
 Accrued liabilities and valuation reserves.........      9,795         1,568
 State tax credits..................................     16,511        17,043
 Other items........................................      5,067         2,144
                                                       --------       -------
Total deferred tax assets...........................     31,373        20,755
                                                       --------       -------
Net deferred tax liabilities........................   $ 86,046       $78,369
                                                       ========       =======

6. Common Stock, Stock Option Plans and Restricted Stock

   Common shares authorized were 500 million in 2000 and 1999. Common shares outstanding at June 25, 2000, and June 27, 1999, were 55,163,193 and 59,547,819, respectively.

   On October 21, 1999, the shareholders of the Company approved the 1999 Unifi, Inc. Long-Term Incentive Plan. The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Option ("ISO"), Non-Qualified Stock Option ("NQSO") and restricted stock, but not more than 3,000,000 shares may be is-sued as restricted stock. The 1,975,570 options granted in fiscal 2000 were all from the 1999 Long-Term Incentive Plan.

   In addition, the Company has previous ISO plans with 846,357 shares reserved and previous NQSO plans with 1,576,007 shares reserved at year end. No addi-tional options will be issued under any previous ISO or NQSO plan. The transac-tions for 2000, 1999 and 1998 of all three plans were as follows:

                                        ISO                      NQSO
                              ------------------------ ------------------------
                                Options     Weighted     Options     Weighted
                              Outstanding avg. $/share outstanding avg. $/share
                              ----------- ------------ ----------- ------------
Fiscal 1998:
Shares under option --
 beginning of year..........   1,446,591     $20.91     1,159,019     $26.75
Exercised...................    (504,458)     14.31       (47,852)     25.76
                               ---------     ------     ---------     ------
Shares under option -- end
 of year....................     942,133     $24.45     1,111,167     $26.79
                               =========     ======     =========     ======

Fiscal 1999:
Granted.....................     309,000     $16.31       105,000     $17.47
Exercised...................        (833)     16.31       (25,000)     25.65
Canceled....................     (12,435)     17.48        (6,668)     31.00
Converted from ISO to NQSO..    (391,508)     23.24       391,508      23.24
                               ---------     ------     ---------     ------
Shares under option -- end
 of year....................     846,357     $22.15     1,576,007     $25.29
                               =========     ======     =========     ======

Fiscal 2000:
Granted.....................   1,975,570     $11.90            --     $   --
Exercised...................        (833)     16.31            --         --
Canceled....................     (16,500)     22.73      (346,832)     24.74
                               ---------     ------     ---------     ------
Shares under option -- end
 of year....................   2,804,594     $14.93     1,229,175     $25.44
                               =========     ======     =========     ======

                                       Fiscal 2000   Fiscal 1999   Fiscal 1998
                                      ------------- ------------- -------------
ISO:
 Exercisable shares under option --
  end of year........................       829,024       685,918       942,133
 Option price range.................. $10.19-$25.38 $10.19-$25.38 $10.19-$25.38
 Weighted average exercise price for
  options exercisable................ $       22.14 $       23.52 $       24.45
 Weighted average remaining life of
  shares under option................           4.7           6.4           6.2
 Fair value of options granted....... $        7.58 $       11.21 $          --

NQSO:
 Exercisable shares under option --
  end of year........................     1,229,175     1,542,077     1,021,001
 Option price range.................. $16.31-$31.00 $16.31-$31.00 $25.38-$31.00
 Weighted average exercise price for
  options exercisable................ $       25.44 $       25.48 $       26.42
 Weighted average remaining life of
  shares under option................           5.1           6.0           6.8
 Fair value of options granted....... $          -- $       11.21 $          --

   All options granted in fiscal 2000 vest in annual increments over five years from the grant date. Substantially all options granted in fiscal 1999 vest over a two year period from the date of grant.

   During fiscal 2000 the Company issued a combined total of 129,500 shares of restricted stock to certain employees under the 1999 Unifi, Inc. Long-Term In-centive Plan. The stock issued vests in equal annual increments over five years from the grant dates. Compensation expense will be recognized over the vesting terms of the shares based on the fair market value at the date of grant.

7. Retirement Plans

   The Company has a qualified profit-sharing plan, which provides benefits for eligible salaried and hourly employees. The annual contribution to the plan, which is at the discretion of the Board of Directors, amounted to $11.0 million in both 2000 and 1999 and $13.0 million in 1998. The Company leases its corpo-rate office building from its profit-sharing plan through an independent trust-ee.

8. Leases and Commitments

   In addition to the direct financing sales-leaseback obligation described in Consolidated Financial Statements Footnote 4, the Company is obligated under operating leases consisting primarily of real estate and equipment. Future ob-ligations for minimum rentals under the leases during fiscal years after June 25, 2000, are $7.3 million in 2001, $6.3 million in 2002, $4.5 million in 2003,
$2.7 million in 2004, $2.2 million in 2005 and $0.9 million in aggregate there-after. Rental expense was $8.5 million, $7.6 million and $6.8 million for the fiscal years 2000, 1999 and 1998, respectively. The Company had committed ap-proximately $55.1 million for the purchase and upgrade of equipment and facili-ties at June 25, 2000.

9. Business Segments, Foreign Operations and Concentrations of Credit Risk

   The Company and its subsidiaries are engaged predominantly in the processing of yarns by texturing of synthetic filament polyester and nylon fiber with sales domestically and internationally, mostly to knitters and weavers for the apparel, industrial, hosiery, home furnishing, automotive upholstery and other end-use markets. Additionally, during fiscal 1999, the Company formed a limited liability company to provide integrated manufacturing, factory automation and electronic commerce solutions to other domestic manufactures. The Company also maintains investments in several minority-owned affiliates. See Footnote 11 in these Consolidated Financial Statements for further information on unconsoli-dated affiliates.

   In accordance with Statement of Financial Accounting Standards No. 131, segmented financial information of the polyester and nylon operating segments, as regularly reported to management for the purpose of assessing performance and allocating resources, is detailed below. "All other" primarily represents the results of the limited liability consulting company in fiscal 2000 and 1999.

                                                               All
(Amounts in thousands)                    Polyester  Nylon    Other     Total
----------------------                    --------- -------- -------  ----------
Fiscal 2000
 Net sales to external customers......... $852,179  $408,073 $20,160  $1,280,412
 Intersegment net sales..................       23       408  11,757      12,188
 Depreciation and amortization...........   59,435    22,001     767      82,203
 Segment operating income................   66,572    40,999     941     108,512
 Total assets............................  695,363   358,205  17,721   1,071,289
                                          --------  -------- -------  ----------

Fiscal 1999
 Net sales to external customers......... $805,749  $443,850 $ 1,561  $1,251,160
 Intersegment net sales..................   17,014     5,159      --      22,173
 Depreciation and amortization...........   58,294    24,142      48      82,484
 Segment operating income (loss).........   64,710    47,966     (62)    112,614
 Total assets............................  710,277   206,661  13,392     930,330
                                          --------  -------- -------  ----------

Fiscal 1998
 Net sales to external customers......... $911,704  $465,905 $    --  $1,377,609
 Intersegment net sales..................   28,076     5,089      --      33,165
 Depreciation and amortization...........   46,003    15,030      --      61,033
 Segment operating income................  111,944    70,512      --     182,456
 Total assets............................  650,335   249,754      60     900,149
                                          --------  -------- -------  ----------

   Segment operating income for fiscal 1999 was reduced $9.7 million and $5.1 million for polyester and nylon, respectively, as a result of the early retire-ment and termination charge in the third quarter (see Consolidated Financial Statements Footnote 14).

   Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to intersegment transfer of yarn, fi-ber costing and capitalization of property, plant and equipment costs. Prior to the current fiscal year, substantially all intersegment transfers of yarn were treated as internal sales at a selling price, which approximated cost plus a normalized profit margin. In the current year, the majority of intersegment yarn transfers were treated as inventory transfers, and profit margins recorded only on intersegment transfers from our dyed operations. Domestic operating di-visions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued util-izing the last-in, first-out method (see Consolidated Financial Statements Footnote 1), an adjustment is made at the corporate level to record the differ-ence between standard cost and LIFO. For significant capital projects, capital-ization is delayed for management segment reporting until the facility is sub-stantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but not as yet been moved for management segment reporting.

   The increase in nylon total assets is attributable to the reclassification of property, plant and equipment from unallocated corporate fixed assets. This reclassification primarily relates to a new facility that was substantially completed. The change in total assets for the "All Other" segment primarily re-flects the establishment of the Company's majority owned subsidiary, Unifi Technology Group in May 1999. Unifi Technology Group is a domestic automation solutions provider.

(Amounts in Thousands)                June 25, 2000 June 27, 1999 June 28, 1998
----------------------                ------------- ------------- -------------
Depreciation and amortization:
 Depreciation and amortization of
  specific reportable segment
  assets.............................  $   82,203    $   82,484    $   61,033
 Depreciation of unallocated assets..       7,146         6,362         6,138
 Amortization of unallocated assets..       3,841         3,373         2,539
                                       ----------    ----------    ----------
 Consolidated depreciation and
  amortization.......................  $   93,190    $   92,219    $   69,710
                                       ==========    ==========    ==========
Profit:
 Reportable segments operating
  income.............................  $  108,512    $  112,614    $  182,456
 Net standard cost (income) expense
  adjustment to LIFO.................       4,444        (8,040)       (2,038)
 Unallocated operating (income)
  expense project adjustment.........      (1,440)        1,442            --
 Provision for bad debts.............       8,694         1,129           724
 Interest expense....................      30,294        27,459        16,598
 Interest income.....................      (2,772)       (2,399)       (1,869)
 Other (income) expense..............       1,052           440          (335)
 Equity in (earnings) losses of
  unconsolidated affiliates..........       2,989        (4,214)      (23,030)
 Minority interests..................       9,543         9,401           723
                                       ----------    ----------    ----------
 Income before income taxes and
  cumulative effect of accounting
  change.............................  $   55,708    $   87,396    $  191,683
                                       ==========    ==========    ==========
Total assets:
 Reportable segments total assets....  $1,071,289    $  930,330    $  900,149
 Cash, receivables and other current
  assets.............................      16,254        17,661         2,604
 Unallocated corporate fixed assets..      44,159       176,161       188,311
 Other non-current corporate assets..      38,834        41,085        34,112
 Investments in equity affiliates....     208,918       207,142       212,488
 Intersegment notes and receivables..     (24,690)       (6,539)       (3,850)
                                       ----------    ----------    ----------
 Consolidated assets.................  $1,354,764    $1,365,840    $1,333,814
                                       ==========    ==========    ==========

   The Company's domestic operations serve customers principally located in the southeastern United States as well as international customers located primarily in Canada, Mexico, Europe and South America. During fiscal 2000, 1999 and 1998 the Company did not have sales to any one customer in excess of 10% of consoli-dated revenues. Export sales, excluding those to the Company's international operations, aggregated $182.8 million in 2000, $153.9 million in 1999 and, $185.5 million in 1998. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers, dispersion across different industries and geographic regions and its factoring arrangements.

   The Company's foreign operations primarily consist of manufacturing opera-tions in Ireland, England, Brazil and Columbia. Net sales, pre-tax operating income and total assets of the Company's foreign and domestic operations are as follows:

     (Amounts in Thousands)            June 25, 2000 June 27, 1999 June 28, 1998
     ----------------------            ------------- ------------- -------------
     Foreign operations:
      Net sales.......................  $  158,174    $  130,766    $  136,573
      Pre-tax income (loss)...........      (4,456)        6,804        15,107
      Total assets....................     193,860       173,298       127,586
     Domestic operations:
      Net sales.......................  $1,122,238    $1,120,394    $1,241,036
      Pre-tax income..................      60,164        80,592       176,576
      Total assets....................   1,160,904     1,192,542     1,206,228

10. Derivative Financial Instruments and Fair Value of Financial Instruments

   The Company conducts its business in various foreign currencies. As a re-sult, it is subject to the transaction exposure that arises from foreign ex-change rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are con-summated (cash receipts and cash disbursements in foreign currencies). The Com-pany utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company prod-ucts into export markets. Counter-parties for these instruments are major fi-nancial institutions.

   Currency forward contracts are entered to hedge exposure for sales in for-eign currencies based on specific sales orders with customers or for antici-pated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Com-pany marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are re-corded as a component of the asset cost. The outstanding hedge agreements as of June 25, 2000 mature through October 2001.

   The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

         (Amounts in thousands)      June 25, 2000 June 27, 1999 June 28, 1998
         ----------------------      ------------- ------------- -------------
         Foreign currency purchase
          contracts:
          Notational amount.........    $49,343       $ 2,842       $29,184
          Fair value................     46,760         3,250        31,418
                                        -------       -------       -------
           Net unrecognized (gain)
            loss....................    $ 2,583       $  (408)      $(2,234)
                                        =======       =======       =======

         Foreign currency sales
          contracts:
          Notational amount.........    $26,303       $28,024       $28,446
          Fair value................     26,474        27,826        28,646
                                        -------       -------       -------
           Net unrecognized (gain)
            loss....................    $   171       $  (198)      $   200
                                        =======       =======       =======

   The following methods were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents, trade receivables and trade payables -- The car-rying amounts approximate fair value because of the short maturity of these instruments.

   Long-term debt -- The fair value of the Company's borrowings is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (see Consolidated Financial Statements Footnote 4).

   Foreign currency contracts -- The fair value is based on quotes obtained from brokers or reference to publicly available market information.

11. Investment in Unconsolidated Affiliates

   Investments in affiliates consist of a 34% interest in Parkdale America, LLC (the "LLC") and a 45.27% interest in Micell Technologies, Inc. ("Micell"). The LLC was created on June 30, 1997, when the Company and Parkdale Mills, Inc. ("Parkdale") of Gastonia, North Carolina entered into a Contribution Agreement (the "Agreement") that set forth the terms and conditions whereby each entity's open-end and air jet spun cotton yarn assets and certain long-term debt obligations were contributed to the LLC. In accordance with the Agreement, each entity's inventory, owned real and tangible personal property and improvements thereon and the Company's leased real property associated with the operations were contributed to the LLC. Additionally, the Company contributed $32.9 million in cash to the LLC on June 30, 1997, $10.0 million in cash on June 30, 1998, and $10.0 million on June 30, 1999, whereas Parkdale contributed cash of $51.6 million on June 30, 1997. The LLC assumed certain long-term debt obligations of the Company and Parkdale in the amounts of $23.5 million and $46.0 million, respectively. In exchange for the assets con-tributed to the LLC and the liabilities assumed by the LLC, the Company re-ceived a 34% interest in the LLC and Parkdale received a 66% interest in the LLC.

   Condensed balance sheet and income statement information as of June 25, 2000, June 27, 1999 and June 28, 1998 and for the fiscal years ended June 25, 2000, June 27, 1999 and June 28, 1998, of the combined LLC and Micell is as follows:

        (Amounts in thousands)       June 25, 2000 June 27, 1999 June 28, 1998
        ----------------------       ------------- ------------- -------------
        Current assets..............   $223,068      $282,004      $260,358
        Noncurrent assets...........    234,093       256,513       264,194
        Current liabilities.........     37,632       125,730       134,110
        Shareholders' equity and
         capital accounts...........    398,113       390,935       390,442

        Net sales...................   $507,950      $594,445      $652,097
        Gross profit................     33,524        57,915       108,649
        Income from operations......        988        27,653        80,546
        Net income..................      2,453        21,262        75,788

   The LLC is organized as a partnership for tax purposes. Taxable income is passed through the LLC to the shareholders in accordance with the Operating Agreement of the LLC. For the fiscal years ended June 25, 2000, June 27, 1999 and June 28, 1998, distributions received by the Company from the LLC amounted to $3.2 million, $9.5 million and $7.7 million, respectively.

12. Supplemental Cash Flow Information

   Supplemental cash flow information is summarized below:

      (Amounts in thousands)         June 25, 2000 June 27, 1999 June 28, 1998
      ----------------------         ------------- ------------- -------------
      Cash payments for:
       Interest, net of amounts
        capitalized.................    $28,978       $25,396       $16,521
       Income taxes, net of
        refunds.....................      9,315         8,225        47,488
      Stock issued for SI Holding
       Company acquisition..........         --            --        21,000

13. Minority Interest

   Effective May 29, 1998, the Company formed a limited liability company (the "Partnership") with Burlington Industries, Inc. ("Burlington") to manufacture and market natural textured polyester yarns. The Company has an 85.42% interest in the Partnership and Burlington has 14.58%. For the first five years of the Partnership, Burlington is entitled to the first $9.4 million of earnings. Sub-sequent to this five-year period, earnings are to be allocated based on owner-ship percentages. The Partnership's assets, liabilities and earnings are con-solidated with those of the Company and Burlington's interest in the Partner-ship is included in the Company's financial statements as minority interest. Burlington's share of the Partnership earnings in fiscal 2000, 1999 and 1998 amounted to $9.4 million, $9.4 million and $0.7 million, respectively.

14. Early Retirement and Termination Charge

   During the third quarter of fiscal 1999, the Company recognized a $14.8 mil-lion charge associated with the early retirement and termination of 114 sala-ried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effec-tive March 31, 1999, with cash payments expected to be spread over a period not to exceed three years. At June 25, 2000, there remained a reserve of $7.4 mil-lion that is expected to equal the future cash expenditures to such terminated employees.

15. Quarterly Results (Unaudited)

   Quarterly financial data for the years ended June 27, 1999, and June 25, 2000, is presented below:

(Amounts in thousands,    First Quarter Second Quarter Third Quarter Fourth Quarter
except per share data)      (13 Weeks)    (13 Weeks)     (13 Weeks)    (13 Weeks)
----------------------    ------------- -------------- ------------- --------------
1999:
Net sales...............    $328,815       $319,854      $294,805       $307,686
Gross profit............      47,477         50,460        29,970         46,643
Income before cumulative
 effect of accounting
 change.................      21,030         22,498         1,093         14,406
Cumulative effect of
 accounting change......       2,768
Net income..............      18,262         22,498         1,093         14,406
Income before cumulative
 effect of accounting
 change (basic).........         .34            .37           .02            .24
Income before cumulative
 effect of accounting
 change (diluted).......         .30            .37           .02            .24
Earnings per share
 (basic)................         .34            .37           .02            .24
Earnings per share
 (diluted)..............         .30            .37           .02            .24

2000:
Net sales...............    $304,714       $317,589      $319,302       $338,807
Gross profit............      34,259         41,742        42,870         44,700
Net income..............       3,332         10,173        13,236         11,292
Earnings per share
 (basic)................         .06            .17           .23            .20
Earnings per share
 (diluted)..............         .06            .17           .23            .20

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

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT AND COMPLIANCE WITH
      SECTION 16(A) OF THE EXCHANGE ACT

(a) Directors of Registrant: The information included under the headings "Election of Directors", "Nominees for Election as Directors", "Directors Remaining in Office", "Security Holding of Directors, Nominees, and Executive Officers", "Directors' Compensation", "Committees of the Board of Directors", and compliance with Section 16(a) of The Securities and Exchange Act, beginning on page 2 and ending on page 7 and on page 14 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 25, 2000, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

(b) Identification of Executive Officers:

Chairman of The Board of Directors

   G. Allen Mebane, IV Mr. Mebane is 70 and has been an Executive Officer and member of the Board of directors of the Company since 1971, serving as Presi-dent and Chief Executive Officer of the Company until 1980 and 1985, respec-tively. He was the Chairman of the Board of Directors for many years, Chairman of the Executive Committee from 1974 to 1995, and was elected as one of the three members of the Office of Chairman on August 8, 1991. On October 22, 1992, Mr. Mebane was again elected as Chairman of the Board of Directors and on January 20, 1999 resumed the positions of Chief Executive Officer (which he held until January 26, 2000). Mr. Mebane has announced that he will retire as an Executive Officer and Chairman of the Board of Directors effective after the Company's annual meeting of shareholders on October 26, 2000.

President and Chief Executive Officer

   Brian R. Parke Mr. Parke is 52 and had been the Manager or President of the Company's Irish subsidiary (Unifi Textured Yarns Europe) from its acquisition by the Company in 1984 to January 20, 1999, when he was elected President and Chief Operating Officer of the Company. On January 26, 2000, Mr. Parke was elected Chief Executive Officer of the Company. Additionally, Mr. Parke has been a Vice President of the Company since October 21, 1993 and on July 22, 1999 was elected to the Company's Board of Directors.

Executive Vice Presidents

   Willis C. Moore, III Mr. Moore is 47 and had been a Partner with Ernst & Young LLP, or its predecessors from 1975 until December 1994, when he became employed by the Company as its Chief Financial Officer. Mr. Moore was elected as a Vice President of the Company on October 19, 1995, Senior Vice President on October 23, 1997 and Executive Vice President on July 26, 2000. Addition-ally, Mr. Moore continues to serve as the Company's Chief Financial Officer.

   G. Alfred Webster Mr. Webster is 52 and has been a Vice President or Execu-tive Vice President since 1979. He has been a member of the Board of Directors since 1986.

Senior Vice Presidents

   Thomas H. Caudle Mr. Caudle is 48 and has been an employee of the Company since 1982. On January 20, 1999, Mr. Caudle was elected as a Vice President of Manufacturing Services of the Company and on July 26, 2000 he was elected as a Senior Vice President in charge of Manufacturing for the Company.

   Michael E. Delaney Mr. Delaney is 44 and has been an employee of the Com-pany since January 2000, when he joined the Company as Senior Vice President of Marketing. Prior to coming to the Company, Mr. Delaney was Vice President of Marketing with Volvo Truck N.A. from July 1997 through December 1999, Vice President of Marketing with GE Capital Transport International Pool from De-cember 1995 through July 1997 and Vice President of TIP Intermodel Services from December 1993 through December 1995.

   Stewart Q. Little Mr. Little is 46 and has been a Vice President of the Company since October 24, 1985 and a Senior Vice President since January 20, 1999. He is currently serving as Senior Vice President of North American Yarn Sales.

   Ottis "Lee" Gordon Mr. Gordon is 54 and has been an employee of the Company since the Unifi merger with Macfield in 1991. Prior to the merger, Mr. Gordon had been an employee of Macfield since 1973. On January 20, 1999, Mr. Gordon was elected as a Vice President of Product Development of the Company and on July 26, 2000 he was elected as a Senior Vice President of Product Develop-ment.

   These executive officers, unless otherwise noted, were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 21, 1999. Each executive officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

(c) Family Relationship: Mr. Mebane, Chairman of the Board, and Mr. C. Clif-ford Frazier, Jr., the Secretary of the Registrant, are first cousins. Except for this relationship, there is no family relation between any of the Offi-cers.

Item 11. EXECUTIVE COMPENSATION

   The information set forth under the headings "Compensation Committee Inter-locks and Insider Participation in Compensation Decisions", "Report of the Compensation Committee on Executive Compensation", "Executive Officers and Their Compensation", "Options Grants in Fiscal Year 2000", "Option Exercises and Option/SAR Values", "Employment and Termination Agreements", and the "Per-formance Graph-Shareholder Return on Common Stock" beginning on page 7 and ending on page 14 of the Company's definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 25, 2000, and within 120 days after the close of said fiscal year, are incorpo-rated herein by reference.

   For additional information regarding executive compensation reference is made to Exhibits (10i), (10k), (10l), and (10m), of this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security ownership of certain beneficial owners and management is the same as reported under the heading "Information Relating to Principal Security Holders" on page 2 of the definitive proxy statement and under the heading "Security Holding of Directors, Nominees and Executive Officers" on page 5 and page 6 of the definitive proxy statement filed with the Commission pursuant to Regulation 14 (a) within 120 days after the close of the fiscal year ended June 25, 2000, which are hereby incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information included under the heading "Compensation Committee Inter-locks and Insider Participation In Compensation Decisions", on page 7 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 25, 2000, and within 120 days after the close of said fiscal year, is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. Financial Statements

   The following financial statements and report of independent auditors are filed as a part of this Report.

                                                                           Pages
                                                                           -----
     Report of Independent Auditors......................................    13
     Consolidated Balance Sheets at June 25, 2000 and June 27, 1999......    14
     Consolidated Statements of Income for the Years Ended June 25, 2000,
      June 27, 1999, and June 28, 1998...................................    15
     Consolidated Statements of Changes in Shareholders' Equity and
      Comprehensive Income for the Years Ended June 25, 2000, June 27,
      1999 and June 28, 1998.............................................    16
     Consolidated Statements of Cash Flows for the Years Ended June 25,
      2000, June 27, 1999 and June 28, 1998..............................    17
     Notes to Consolidated Financial Statements..........................    18

  2. Financial Statement Schedules

     Schedules for the three years ended June 25, 2000:
      II -- Valuation and Qualifying Accounts............................    35

   Schedules other than those above are omitted because they are not required, are not applicable, or the required information is given in the Consolidated Financial Statements or notes thereto.

   Individual financial statements of the Registrant have been omitted because it is primarily an operating company and all subsidiaries included in the Con-solidated Financial Statements being filed, in the aggregate, do not have mi-nority equity interest and/or indebtedness to any person other than the Regis-trant or its consolidated subsidiaries in amounts which together exceed 5% of the total assets as shown by the most recent year end Consolidated Balance Sheet.

   With the exception of the information herein expressly incorporated by ref-erence, the 2000 Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

  3. Exhibits

 Exhibit No. Description
 ----------- -----------
   (2a-1)    Contribution Agreement, dated June 30, 1997, by and between
             Parkdale Mills, Inc., Unifi, Inc., UNIFI Manufacturing, Inc., and
             Parkdale America, LLC, filed as Exhibit (2) to Unifi's Form 8-K filed with the Commission on July 15, 1997, which is incorporated herein by reference.
     (3a)    Restated Certificate of Incorporation of Unifi, Inc., dated July
             21, 1994, filed herewith.
     (3b)    Restated by-laws of Unifi, Inc., effective July 22, 1999, (filed as Exhibit (3b) with the Company's Form 10-K for the fiscal year ended June 27, 1999), which is incorporated herein by reference.
     (4a)    Specimen Certificate of Unifi, Inc.'s common stock, filed as
             Exhibit 4(a) to the Registration Statement on Form S-1,
             (Registration No. 2-45405), which is incorporated herein by reference.
     (4b)    Unifi, Inc.'s Registration Statement for the 6 1/2% Notes due
             2008, Series B, filed on Form S-4 (Registration No. 333-49243), which is incorporated herein by reference.
     (4c)    Description of Unifi, Inc.'s common stock, filed on November 5,
             1998, as Item 5. (Other Events) on Form 8-K, which is incorporated herein by reference.
    (10a)    *Unifi, Inc. 1982 Incentive Stock Option Plan, as amended, filed as Exhibit 28.2 to the Registration Statement on Form S-8,
             (Registration No. 33-23201), which is incorporated herein by reference.
    (10b)    *Unifi, Inc. 1987 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 28.3 to the Registration Statement on Form S-8,
             (Registration No. 33-23201), which is incorporated herein by reference.

 Exhibit No. Description
 ----------- -----------
   (10c)     *Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16,
             1992, (filed as Exhibit (10c) with the Company's Form 10-K for the fiscal year ended June 27, 1993), and included as Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 33-
             53799), which are incorporated herein by reference.
   (10d)     *Unifi, Inc.'s Registration Statement for selling Shareholders, who are Directors and Officers of the Company, who acquired the shares as stock bonuses from the Company, filed on Form S-3
             (Registration No. 33-23201), which is incorporated herein by reference.
   (10e)     Unifi Spun Yarns, Inc.'s 1992 Employee Stock Option Plan filed as
             Exhibit 99.3 to the Registration Statement on Form S-8
             (Registration No. 33-53799), which is incorporated herein by reference.
   (10f)     *Unifi, Inc.'s 1996 Incentive Stock Option Plan (filed as Exhibit
             10(f) with the Company's Form 10-K for the fiscal year ended June
             30, 1996) which is incorporated herein by reference.
   (10g)     *Unifi, Inc.'s 1996 Non-Qualified Stock Option Plan (filed as
             Exhibit 10(g) with the Company's Form 10-K for the fiscal year ended June 30, 1996) which is incorporated herein by reference.
   (10h)     Lease Agreement, dated March 2, 1987, between NationsBank, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, Wachovia Bank
             and Trust Co., N.A., Independent Fiduciary, and Unifi, Inc., filed herewith.
   (10i)     *Employment Agreement between Unifi, Inc. and G. Allen Mebane, dated July 19, 1990, filed herewith.
   (10j)     Credit Agreement, dated April 15, 1996, by and between Unifi, Inc.
             and The Several Lenders from Time to Time Party thereto and
             NationsBank, N.A. as agent, (filed as Exhibit (10o) with the
             Company's Form 10-K for the fiscal year ended June 30, 1996) which is incorporated herein by reference.
   (10k)     *Severance Compensation Agreement between Unifi, Inc. and Willis
             C. Moore, III, dated July 16, 1998, expiring on July 20, 2001 (a similar agreement was signed with Stewart Q. Little)(filed as
             Exhibit (10q) with the Company's Form 10-K for the fiscal year ended June 28, 1998).
   (10l)     *Severance Compensation Agreement between Unifi, Inc. and Brian R.
             Parke, dated October 1, 1998, expiring on July 20, 2001, (filed as exhibit (10r) with the Company's Form 10-K for the fiscal year ended June 27, 1999) which is incorporated herein by reference.
   (10m)     *Agreement, effective February 1, 1999, by and between Unifi, Inc.
             and Jerry W. Eller, (filed as Exhibit (10s) with the Company's
             Form 10-K for the fiscal year ended June 27, 1999).
   (10n)     *1999 Unifi, Inc. Long-Term Incentive Plan, (filed as Exhibit 99.1 to the Registration Statement on Form S-8, (Registration No. 333-
             43158), which is incorporated herein by reference.
   (10o)     Master Agreement POY Manufacturing Alliance between Unifi, Inc.
             and E.I. du Pont de Nemours and Company, dated June 1, 2000, filed herewith.
    (21)     Subsidiaries of Unifi, Inc.
    (23)     Consent of Ernst & Young LLP.
    (27)     Financial Data Schedule.

-------
* NOTE: These Exhibits are management contracts or compensatory plans or ar-rangements required to be filed as an exhibit to this Form 10-K pursuant to
 Item 14(c) of this report.

  (b) Reports on Form 8-K.

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Unifi, Inc.

   September 21, 2000                 By: /s/         Brian R. Parke
                                        _______________________________________
                                                     Brian R. Parke
                                                Chief Executive Officer

   September 21, 2000                 By: /s/      Willis C. Moore, III
                                        _______________________________________
                                                  Willis C. Moore, III
                                                Executive Vice President
                                               (Chief Financial Officer)

/s/     G. Allen Mebane, IV         Chairman and             September 21, 2000
----------------------------------   Director
       G. Allen Mebane, IV

/s/        Brian R. Parke           President, Chief         September 21, 2000
----------------------------------   Executive Officer and
          Brian R. Parke             Director

/s/      G. Alfred Webster          Executive Vice President September 21, 2000
----------------------------------   and Director
        G. Alfred Webster

/s/        Robert A. Ward           Director                 September 21, 2000
----------------------------------
          Robert A. Ward

/s/        Jerry W. Eller           Director                 September 21, 2000
----------------------------------
          Jerry W. Eller

/s/      Charles R. Carter          Director                 September 21, 2000
----------------------------------
        Charles R. Carter

/s/      Kenneth G. Langone         Director                 September 21, 2000
----------------------------------
        Kenneth G. Langone

/s/        Donald F. Orr            Director                 September 21, 2000
----------------------------------
          Donald F. Orr

/s/         J.B. Davis              Director                 September 21, 2000
----------------------------------
            J.B. Davis

/s/     R. Wiley Bourne, Jr.        Director                 September 21, 2000
----------------------------------
       R. Wiley Bourne, Jr.

/s/      Richard Greenbury          Director                 September 21, 2000
----------------------------------
      Sir Richard Greenbury

(27) Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)

        Column A           Column B          Column C           Column D       Column E
------------------------ ------------ ----------------------  -------------  -------------
                                            Additions
                                      ----------------------
                                                 Charged to
                          Balance at  Charged to    Other
                         Beginning of Costs and  Accounts --  Deductions --   Balance at
      Description           Period     Expenses   Describe      Describe     End of Period
------------------------ ------------ ---------- -----------  -------------  -------------
Allowance for doubtful
 accounts (a):
Year ended June 25,
 2000...................    $8,749     $14,866     $  225(b)     $(6,631)(c)    $17,209
Year ended June 27,
 1999...................     8,225       6,241        240(b)      (5,957)(c)      8,749
Year ended June 28,
 1998...................     5,462       3,917      3,665(b)      (4,819)(c)      8,225

(a) The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts due to the decline in industry con-ditions.

(b) Includes acquisition related adjustments to write-down acquired accounts receivable to fair market value and effects of currency translation from restating activity of our foreign affiliates from their respective local currencies to the U.S. dollar.

(c) Includes accounts written off which were deemed not to be collectible and customer claims paid, net of certain recoveries.