Form 10-Q
period 2000-09-24
UNIFI INC
filed 2000-11-08
CIK 100726

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 24, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                 Class                        Outstanding at October 29, 2000
--------------------------------------        -------------------------------
Common stock, par value $.10 per share             53,824,699 Shares

Part I.  Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                         September 24,          June 25,
                                                             2000                2000
                                                          -----------         -----------
                                                          (Unaudited)            (Note)
                                                              (Amounts in Thousands)
ASSETS:
Current assets:
    Cash and cash equivalents                             $    10,485         $    18,778
    Receivables                                               200,551             214,001
    Inventories:
       Raw materials and supplies                              57,000              49,449
       Work in process                                         16,704              16,981
       Finished goods                                          97,455              81,210
    Other current assets                                        3,334               2,958
                                                          -----------         -----------
       Total current assets                                   385,529             383,377
                                                          -----------         -----------
Property, plant and equipment                               1,251,075           1,250,470
    Less:  accumulated depreciation                           605,051             592,083
                                                          -----------         -----------
                                                              646,024             658,387
                                                          -----------         -----------
Equity investments in unconsolidated affiliates               207,109             208,918
                                                          -----------         -----------
Other noncurrent assets                                       109,066             104,082
                                                          -----------         -----------
       Total assets                                       $ 1,347,728         $ 1,354,764
                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                      $    92,126         $    97,875
    Accrued expenses                                           37,097              50,160
    Income taxes payable                                        5,305               2,430
    Current maturities of long-term debt and other
       current liabilities                                    247,895             217,308
                                                          -----------         -----------
       Total current liabilities                              382,423             367,773
                                                          -----------         -----------
Long-term debt and other liabilities                          263,102             261,830
                                                          -----------         -----------
Deferred income taxes                                          86,107              86,046
                                                          -----------         -----------
Minority interests                                             17,272              16,677
                                                          -----------         -----------
Shareholders' equity:
    Common stock                                                5,382               5,516
    Retained earnings                                         636,900             649,444
    Unearned compensation                                      (1,722)             (1,260)
    Accumulated other comprehensive loss                      (41,736)            (31,262)
                                                          -----------         -----------
       Total shareholders' equity                             598,824             622,438
                                                          -----------         -----------
       Total liabilities and shareholders' equity         $ 1,347,728         $ 1,354,764
                                                          ===========         ===========

---------------
Note: The balance sheet at June 25, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
--------------------------------------------------------------------------------

                                           For the Quarters Ended
                                        -----------------------------
                                        September 24,   September 26,
                                            2000             1999
                                          --------        ---------
                                            (Amounts in Thousands)

Net sales                                 $315,215        $ 304,714
Cost of goods sold                         278,362          270,455
Selling, general & admin. expense           16,032           14,422
Provision for bad debts                      2,476              750
Interest expense                             8,307            7,445
Interest income                              1,928              684
Other (income) expense                       2,036           (1,082)
Equity in losses of unconsolidated
   affiliates                                1,431            4,364
Minority interests                           2,759            2,394
                                          --------        ---------
Income before income taxes                   5,740            6,650
Provision for income taxes                   2,857            3,318
                                          --------        ---------
Net income                                $  2,883        $   3,332
                                          ========        =========

Earnings per common share - basic         $    .05        $     .06
                                          ========        =========
Earnings per common share -
   assuming dilution                      $    .05        $     .06
                                          ========        =========

--------------
See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                              For the Quarters Ended
                                                          ------------------------------
                                                          September 24,    September 26,
                                                              2000             1999
                                                            --------         --------
                                                              (Amounts in Thousands)

Cash and cash equivalents provided by
   operating activities                                     $  1,920         $ 21,117
                                                            --------         --------

Investing activities:
     Capital expenditures                                    (12,028)         (12,345)
     Acquisitions                                             (2,466)              --
     Investments in unconsolidated equity affiliates          (1,254)         (17,976)
     Investment of foreign restricted cash                    (4,881)              --
     Sale of capital assets                                       89               46
     Other                                                      (521)           1,061
                                                            --------         --------
         Net investing activities                            (21,061)         (29,214)
                                                            --------         --------

Financing activities:
     Borrowing of long-term debt                              61,391           10,000
     Repayment of long-term debt                             (30,922)            (127)
     Issuance of Company common stock                             --               14
     Purchase and retirement of Company
         common stock                                        (16,494)              --
     Distributions to minority interest shareholders          (3,000)          (3,000)
     Other                                                    (1,438)              --
                                                            --------         --------
         Net financing activities                              9,537            6,887
                                                            --------         --------

Currency translation adjustment                                1,311             (617)
                                                            --------         --------

Net increase (decrease) in cash and cash
   equivalents                                                (8,293)          (1,827)
                                                            --------         --------

Cash and cash equivalents - beginning                         18,778           44,433
                                                            --------         --------

Cash and cash equivalents - ending                          $ 10,485         $ 42,606
                                                            ========         ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

(a)  Basis of Presentation

     The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 24, 2000, and the results of operations and cash flows for the periods ended September 24, 2000, and September 26, 1999. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(b)  Income Taxes

     Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

     The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the losses of foreign subsidiaries that are taxed at rates typically lower than the U.S. statutory rates thereby distorting the effective tax rate for our consolidated operations.

(c)  Comprehensive Income

     Comprehensive income (loss) amounted to ($7.6) million for the first quarter of fiscal 2001 and ($0.8) million for the first quarter of fiscal 2000, and was comprised of net income and foreign currency translation adjustments for both periods. In addition, the current year period comprehensive loss also includes unrealized losses on foreign currency derivative contracts totaling $2.6 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

(d)  Earnings per Share

     The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts in thousands):

                                    For the Quarters Ended
                              ----------------------------------
                              September 24,       September 26,
                                   2000                1999
                              --------------     ---------------

    Numerator:
       Net income             $        2,883     $         3,332
                              ==============     ===============

                                       For the Three Months Ended
                                      ----------------------------
                                      September 24,  September 26,
                                          2000            1999
                                      -------------  -------------

Denominator:
   Denominator for basic
    earnings per share -
      Weighted average shares            54,443        59,549

   Effect of dilutive securities:
      Stock options                          11            --
      Restricted stock awards                42            --
                                         ------        ------
   Dilutive potential common
    shares denominator for
    diluted earnings per
    share-Adjusted weighted
    average shares and
    assumed conversions                  54,496        59,549
                                         ======        ======


(e)  Segment Disclosures

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which the Company adopted in the fourth quarter of fiscal 1999. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. The adoption of SFAS 131 did not effect consolidated results of operations or financial position. Following is the Company's selected segment information for the quarters ended September 24, 2000, and September 26, 1999 (amounts in thousands):

-----------------------------------------------------------------------------------------------
                                                                         All
                                          Polyester      Nylon          Other       Total
-----------------------------------------------------------------------------------------------
Quarter ended September 24, 2000:
    Net sales to external customers          $ 216,722     $ 92,579  $     5,914   $   315,215
    Intersegment net sales                          41           --        2,965         3,006
    Segment operating income (loss)             16,685        6,261       (1,617)       21,329
    Depreciation and amortization               14,914        5,641          274        20,829
    Total assets                               668,435      379,753       18,740     1,066,928
-----------------------------------------------------------------------------------------------
Quarter ended September 26, 1999:
    Net sales to external customers          $ 193,111    $ 106,658  $     4,945   $   304,714
    Intersegment net sales                           4          109        3,009         3,122
    Segment operating income                    10,564        9,959          481        21,004
    Depreciation and amortization               14,675        5,349          156        20,180
    Total assets                               704,787      364,303       13,768     1,082,858
-----------------------------------------------------------------------------------------------

                                                         For the Quarters Ended
                                              ------------------------------------------------
                                              September 24, 2000        September 26, 1999
-------------------------------------------------------------------- -------------------------
Operating income:
    Reportable segments operating income             $   21,329                 $   21,004
    Net standard cost adjustment to LIFO                      2                     (1,000)
    Unallocated operating expense                          (510)                      (167)
                                              ---------------------- -------------------------
    Consolidated operating income                    $   20,821                 $   19,837
                                              ====================== =========================

     Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to intersegment transfer of yarn, fiber costing, the provision for bad debts and capitalization of property, plant and equipment costs. Domestic operating divisions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes $2.4 million and $0.8 million of provision for bad debts in the current and prior year quarters, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

     The total assets for the polyester segment decreased from $695.4 million at June 25, 2000 due mainly to reduced accounts receivable and inventories. In the nylon segment the total assets increased $21.5 million from $358.2 million at June 25, 2000. The significant driver for this increase was the growth in domestic inventories which were only partially offset by reduced accounts receivable.

(f)  Recent Accounting Pronouncements

     Effective June 26, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

     The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates the currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are entered into principally for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions.

     The Company has a risk management policy that authorizes certain designated individuals to enter into derivative contracts to mitigate economic and accounting risk associated with currency and interest rate exposures in the ordinary course of business. This policy permits the use of forward currency purchase or sales contracts associated with the anticipated collection of accounts receivable on foreign denominated sales and the purchase or sale of assets in foreign currencies. This policy also allows the use of those derivative instruments that hedge the Company's interest rate exposures associated with fixed or floating rate debt. Any derivative contract authorized by this risk management policy with notional amounts in excess of $1 million requires the specific approval of the Treasurer and the Chief Financial Officer. In no circumstances does the policy permit entering into derivative contracts for speculative purposes.

     The Company maintains forward currency contracts that are designated as fair value hedges. The derivative contracts in place throughout the first fiscal quarter that are classified as fair value hedges cover 100% of the foreign currency exchange rate exposure associated with the purchase of certain foreign denominated fixed assets. The latest maturity date for such contracts is January 2002. The ineffective portion of these contracts is primarily the difference in the spot exchange rates and the forward contract rates. The loss associated with such contracts in the current quarter was immaterial and is included in other (income) expense in the Condensed Consolidated Statements of Income.

     The Company utilizes foreign exchange contracts designated as cash flow hedges. These contracts are entered into to hedge foreign currency exchange rate exposures on anticipated purchases denominated in various foreign currencies. Losses associated with such contracts approximated $1.3 million as of the date of adoption, of which approximately $0.5 million was reclassified into earnings during the period. The latest maturity date for such contracts is June 2001. The amount of gain or loss relating to hedge ineffectiveness is attributable to the differences between the spot rates and forward contract rates. Such amounts were not material for the quarter and are included in other (income) expense in the Condensed Consolidated Statements of Income. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. As a result of the current quarter determination that certain anticipated Euro denominated machinery purchases were no longer expected to occur, the Company recognized a loss of $1.6 million in the current quarter which is included in other (income) expense in the Condensed Consolidated Statements of Income. An additional loss of approximately $0.5 million is anticipated in the next fiscal quarter as the Euro further weakened prior to unwinding the contracts associated with the machinery purchases that will no longer materialize. The unrealized losses included in Accumulated Other Comprehensive Loss will be reclassified into earnings as depreciation expense for those contracts entered into for anticipated machinery purchases or will be capitalized on the balance sheet as an adjustment to long-term investments.

(g)  Acquisitions and Alliances

     On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS facility in North Carolina. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately
     9.6 million pounds.

     On September 27, 2000, Unifi and Nilit Ltd., located in Israel, closed the previously announced 50/50 joint venture to be called U.N.F. Industries Ltd. The joint venture will produce approximately 22.0 million pounds of nylon POY at Nilit's manufacturing facility in Migdal Ha - Emek, Israel. The nylon POY will be utilized in the Company's nylon texturing and covering operations.

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

Results of Operations

General

Consolidated net sales increased 3.4% for the quarter from $304.7 million to $315.2 million. Unit volume for the quarter increased 1.3% while average unit sales prices, based on product mix, increased approximately 2.1%.

Domestically, polyester and nylon yarn net sales decreased 2.0% for the quarter due to reduced volume partially offset by higher average unit prices. Internationally, sales in local currency of our Irish operation increased 23.4% for the quarter due to increased volume and sales prices. The currency exchange rate change from the prior year to the current year adversely effected current quarter sales translated to U.S. dollars for this operation. U.S. dollar net sales were $3.2 million less than what sales would have been reported using prior year translation rates for the quarter. Sales in local currency for our Brazilian operations increased significantly over the prior period (37.9%) primarily as a result of a 65% increase in volume.

Gross profit increased by $2.6 million to $36.9 million for the quarter while gross margin (gross profit as a percentage of net sales) increased from 11.2% in the prior year quarter to 11.7% this quarter. The improvement over the prior year quarter is attributable to reduced fiber costs which more than offset slightly higher conversion costs.

Selling, general and administrative expenses as a percentage of net sales, increased from 4.7% in last year's quarter to 5.1% this quarter. On a dollar basis, selling, general and administrative expense increased $1.6 million to $16.0 million. Higher selling, general and administrative expenses for the current year are primarily the result of the increasing complexities of the global sales yarn market and the Company's focused efforts to strategically expand our world-wide presence through acquisitions and alliances and to better position our products and serve our customers through more comprehensive marketing and business-to-business efforts.

Segment Information

Our US and Brazil polyester operations experienced strong growth in operating profit and net sales. Average selling prices and margins for our domestic polyester business increased quarter-over-quarter, reflecting a continued movement toward a richer mix of high-end specialty products. Our Brazilian operation also achieved significant volume and margin increases due to increasing market share in the South American polyester market. Our European operations, however, faced challenges as we made our way through the quarter. The traditionally slow summer holiday period resulted in low volumes, the Euro remained very weak, which increased the cost of raw materials and imported polyester continued to exert pressures on unit prices. Over the remainder of the fiscal year, we expect continued difficult operating conditions in Europe as the Euro remains weak. We should see improvement from our Dyed Yarns operation in England as volume returns to normal levels.

Our domestic nylon operation also faced challenges as we made our way through the quarter. Nylon volumes and margins continue to be adversely effected by the softness of the fine denier nylon hosiery market and were adversely affected in the quarter by a slowdown of seamless apparel sales. Over the remainder of the fiscal year, we expect improvements in nylon volumes and margins, as seamless apparel begins to regain momentum.

Corporate

As a response to the general decline of business conditions in the textured and apparel industry and tightening credit policies by lenders to the industry, the Company recognized a provision for potential bad debts of $2.5 million in the current quarter compared with $0.8 million in the prior year quarter.

Interest expense increased $0.9 million to $8.3 million in the current quarter. The increase in interest expense reflects higher average interest rates, offset in part by the increase in interest capitalized for major construction projects, specifically our non-woven facility. The weighted average interest rate on outstanding debt at September 24, 2000, was 6.7%.

Other income and expense was impacted in the current quarter by a charge of $1.6 million in currency losses associated with the partial cancellation of a Euro-based hedge originally secured to purchase machinery.

Unifi Technology Group, our majority-held information system consulting operation, ramped up its hiring in the quarter, as it deemed necessary to enter the web-based design and consulting market. Unfortunately, the intense competition across all of its service offerings resulted in a shortfall of anticipated revenues and a pre-tax loss in the current quarter on a consolidated basis of approximately $2.2 million. Consequently, Unifi Technology Group did not meet its operating targets for the quarter and has been scaled down to a level consistent with anticipated demands.

Equity in the earnings (losses) of our unconsolidated affiliates, Parkdale America, LLC ("the LLC") and Micell Technologies, Inc., ("Micell") amounted to $(1.4) million in the first quarter of fiscal 2001 compared with ($4.4) million for the corresponding prior year quarter. Although earnings of Parkdale America were below our expectations for the quarter, they were significantly above the losses of the prior years quarter largely due to the re-instatement of the USDA cotton rebate program and slightly improved volumes. Going forward, we expect the operating results of Parkdale America to improve as we move through the fiscal year due mainly to volume growth achieved through recently announced spinning contracts with verticals agreeing to outsource their production.

The minority interest charge was $2.8 million in the current year fiscal quarter compared to $2.4 million in the prior year quarter.

The effective income tax rate has decreased slightly from 49.9% to 49.8% in the current quarter. The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the earning and losses of foreign subsidiaries being taxed at rates typically lower than the U.S. statutory rates, thereby distorting the effective tax rate for our consolidated operations.

As a result of the above, the Company realized during the current quarter net income of $2.9 million, or diluted earnings per share of $.05, compared to $3.3 million, or $.06 per share, for the corresponding quarter of the prior year.

Effective June 26, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates the currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are entered into principally for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions.

The Company has a risk management policy that authorizes certain designated individuals to enter into derivative contracts to mitigate economic and accounting risk associated with currency and interest rate exposures in the ordinary course of business. This policy permits the use of forward currency purchase or sales contracts associated with the anticipated collection of accounts receivable on foreign denominated sales and the purchase or sale of assets in foreign currencies. This policy also allows the use of those derivative instruments that hedge the Company's interest rate exposures associated with fixed or floating rate debt. Any derivative contract authorized by this risk management policy with notional amounts in excess of $1 million requires the specific approval of the Treasurer and the Chief Financial Officer. In no circumstances does the policy permit entering into derivative contracts for speculative purposes.

The Company maintains forward currency contracts that are designated as fair value hedges. The derivative contracts in place throughout the first fiscal quarter that are classified as fair value hedges cover 100% of the foreign currency exchange rate exposure associated with the purchase of certain foreign denominated fixed assets. The latest maturity date for such contracts is January 2002. The ineffective portion of these contracts is primarily the difference in the spot exchange rates and the forward contract rates. The loss associated with such contracts in the current quarter was immaterial and is included in other (income) expense in the Condensed Consolidated Statements of Income.

The Company utilizes foreign exchange contracts designated as cash flow hedges. These contracts are entered into to hedge foreign currency exchange rate exposures on anticipated purchases denominated in various foreign currencies. Losses associated with such contracts approximated $1.3 million as of the date of adoption, of which approximately $0.5 million was reclassified into earnings during the period. The latest maturity date for such contracts is June 2001. The amount of gain or loss relating to hedge ineffectiveness is attributable to the differences between the spot rates and forward contract rates. Such amounts were not material for the quarter and are included in other (income) expense in the Condensed Consolidated Statements of Income. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. As a result of the current quarter determination that certain anticipated Euro denominated machinery purchases were no longer expected to occur, the Company recognized a loss of $1.6 million in the current quarter which is included in other (income) expense in the Condensed Consolidated Statements of Income. An additional loss of approximately $0.5 million is anticipated in the next fiscal quarter as the Euro further weakened prior to unwinding the contracts associated with the machinery purchases that will no longer materialize. The unrealized losses included in Accumulated Other Comprehensive Loss will be reclassified into earnings as depreciation expense for those contracts entered into for anticipated machinery purchases or will be capitalized on the balance sheet as an adjustment to long-term investments.

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS facility in North Carolina. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, closed the previously announced 50/50 joint venture to be called U.N.F. Industries Ltd. The joint venture will produce approximately 22.0 million pounds of nylon POY at Nilit's manufacturing facility in Migdal Ha - Emek, Israel. The nylon POY will be utilized in the Company's nylon texturing and covering operations.

Liquidity and Capital Resources

Cash generated from operations was $1.9 million for the period ended September 24, 2000, compared to $21.1 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, were a decrease in accounts receivable of $11.3 million, an increase in income taxes payable of $3.7 million and non-cash adjustments aggregating $25.0 million. Depreciation and amortization of $23.3 million, and losses of unconsolidated affiliates of $1.8 million were the primary components of the non-cash adjustments to cash provided by operations. Offsetting these sources were an increase in inventory and a decrease in accounts payable and accruals of $25.5 million and $17.2 million, respectively. All working capital changes have been adjusted to exclude the effects of acquisitions and currency translation.

The Company ended the current quarter with working capital of $3.1 million, which included cash and cash equivalents of $10.5 million. Included in the working capital amount is $240.0 million in debt classified as short-term that is expected to be refinanced before its April 2001 maturity date.

The Company utilized $21.1 million for net investing activities and obtained $9.5 million from net financing activities during the current year. Significant expenditures during this period included $12.0 million for capital expenditures consisting of initial construction costs for the Company's Unifi Technical Fabrics nonwoven facility and installment payments for related equipment and for upgrading other machinery and facilities and $2.5 million in acquisitions. Additionally, $3.0 million was expended for distributions to minority interest shareholders, $1.3 million for investment in unconsolidated equity affiliates and $16.5 for repurchases of the Company's common stock. Also, the Company obtained $30.5 million in net borrowings under its existing debt agreements during this period and invested, on a long-term basis, $4.7 million of restricted cash from the Brazilian government.

At September 24, 2000, the Company has committed approximately $31.0 million for capital expenditures including the construction of its nonwoven facility and purchase of related equipment. The majority of these committed costs are scheduled to be expended during fiscal year 2001.

The Company periodically evaluates the carrying value of long-lived assets, including property, plant and equipment and intangibles to determine if impairment exists. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, additional analysis is performed to determine the amount of loss to be recognized. The Company continues to evaluate for impairment the carrying value of its polyester natural textured operations and its investment in its spun-yarn partnership as the importation of fiber, fabric and apparel continues to impair sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general.

The Board of Directors, effective July 26, 2000, increased the remaining authorization to repurchase up to 10.0 million shares of Unifi's common stock. The Company purchased 1.4 million shares in the first fiscal quarter for a total of $16.5 million. As of October 29, 2000, there remains an authorization to repurchase approximately 8.8 million shares. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate and financially prudent.

The Company's $400.0 million revolving credit facility is scheduled to mature on April 15, 2001. At September 24, 2000, the outstanding balance under this credit facility was $240.0 million. The Company is currently in the process of evaluating its options regarding the refinancing of the revolving credit facility. It is anticipated that the interest rate on the refinanced revolving credit facility will be higher than the rate under the current debt agreement.

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

Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K


                  (27)      Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter ended September 24, 2000

                                   UNIFI, INC.

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    UNIFI, INC.
                                    --------------------------------------------



Date: November 8, 2000              /s/ Willis C. Moore, III
     --------------------           --------------------------------------------
                                    Willis C. Moore, III
                                    Executive Vice President and Chief Financial
                                    Officer (Mr. Moore is the Principal
                                    Financial and Accounting Officer and has
                                    been duly authorized to sign on behalf
                                    of the Registrant.)