Form 10-Q
period 2000-12-24
UNIFI INC
filed 2001-02-07
CIK 100726

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 24, 2000
                                               -----------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

     Commission File Number                          1-10542
                            ----------------------------------------------------

                                   UNIFI, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified its charter)

           New York                                              11-2165495
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

P.O. Box 19109 - 7201 West Friendly Avenue
Greensboro, NC                                                     27419
------------------------------------------                       ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                Class                          Outstanding at January 28, 2001
--------------------------------------         ---------------------------------
Common stock, par value $.10 per share                53,672,929 Shares

Part I.  Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets

                                                               December 24,             June 25,
                                                                   2000                   2000
                                                               ------------           ------------
                                                               (Unaudited)               (Note)
                                                                       (Amounts in Thousands)
  ASSETS:
  Current assets:
      Cash and cash equivalents                                $     28,189           $     18,778
      Receivables                                                   180,753                214,001
      Inventories:
         Raw materials and supplies                                  53,247                 49,449
         Work in process                                             13,149                 16,981
         Finished goods                                              77,018                 81,210
      Other current assets                                            4,619                  2,958
                                                               ------------           ------------
         Total current assets                                       356,975                383,377
                                                               ------------           ------------
  Property, plant and equipment                                   1,259,959              1,250,470
      Less:  accumulated depreciation                               618,069                592,083
                                                               ------------           ------------
                                                                    641,890                658,387
                                                               ------------           ------------
  Equity investments in unconsolidated affiliates                   212,287                208,918
                                                               ------------           ------------
  Other noncurrent assets                                           109,139                104,082
                                                               ------------           ------------
         Total assets                                          $  1,320,291           $  1,354,764
                                                               ============           ============

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
      Accounts payable                                         $     86,738           $     97,875
      Accrued expenses                                               37,034                 50,160
      Income taxes payable                                               --                  2,430
      Current maturities of long-term debt and other
         current liabilities                                          8,160                217,308
                                                               ------------           ------------
         Total current liabilities                                  131,932                367,773
                                                               ------------           ------------
  Long-term debt and other liabilities                              485,362                261,830
                                                               ------------           ------------
  Deferred income taxes
                                                                     88,080                 86,046
                                                               ------------           ------------
  Minority interests                                                 17,025                 16,677
                                                               ------------           ------------
  Shareholders' equity:
      Common stock                                                    5,391                  5,516
      Retained earnings                                             633,484                649,444
      Unearned compensation                                          (1,612)                (1,260)
      Accumulated other comprehensive loss                          (39,371)               (31,262)
                                                               ------------           ------------
         Total shareholders' equity                                 597,892                622,438
                                                               ------------           ------------
         Total liabilities and shareholders' equity            $  1,320,291           $  1,354,764
                                                               ============           ============

----------------------
Note: The balance sheet at June 25, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               For the Quarters Ended          For the Six Months Ended
                                            ----------------------------      ----------------------------
                                              Dec. 24,         Dec. 26,        Dec. 24,          Dec. 26,
                                               2000              1999            2000              1999
                                            ----------        ----------      ----------        ----------
                                                     (Amounts in Thousands Except Per Share Data)
  Net sales                                 $  296,273        $  317,589      $  612,295        $  622,303
  Cost of goods sold                           268,233           275,847         546,595           546,302
  Selling, general & admin. expense             17,890            14,004          33,922            28,426
  Interest expense                               8,483             7,507          16,790            14,952
  Interest income                                  691               848           1,812             1,532
  Other expense                                  2,858             1,197           7,370               865
  Equity in losses of unconsolidated
     affiliates                                    377               864           1,808             5,228
  Minority interests                             2,723             2,410           5,482             4,804
                                            ----------        ----------      ----------        ----------
  Income before income taxes                    (3,600)           16,608           2,140            23,258
  Provision (benefit) for income taxes            (172)            6,435           2,685             9,753
                                            ----------        ----------      ----------        ----------
  Net income (loss)                         $   (3,428)       $   10,173      $     (545)       $   13,505
                                            ==========        ==========      ==========        ==========

  Earnings (loss) per common share -
     basic                                  $    (0.06)       $      .17      $    (0.01)       $      .23
                                            ==========        ==========      ==========        ==========
  Earnings (loss) per common share -
     assuming dilution                      $    (0.06)       $      .17      $    (0.01)       $      .23
                                            ==========        ==========      ==========        ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              For the Six Months Ended
                                                          --------------------------------
                                                          December 24,        December 26,
                                                              2000                1999
                                                          ------------        ------------
                                                               (Amounts in Thousands)
  Cash and cash equivalents provided by
     operating activities                                 $    63,978         $    58,744
                                                          -----------         -----------

  Investing activities:
       Capital expenditures                                   (27,993)            (30,874)
       Acquisitions                                            (2,148)                 --
       Investments in unconsolidated equity affiliates         (5,555)            (17,976)
       Investment of foreign restricted cash                   (6,245)                 --
       Sale of capital assets                                     804                 867
       Other                                                   (1,648)                687
                                                          -----------         -----------
           Net investing activities                           (42,785)            (47,296)
                                                          -----------         -----------

  Financing activities:
       Borrowing of long-term debt                            284,687              10,000
       Repayment of long-term debt                           (271,289)            (20,132)
       Issuance of Company common stock                            --                  14
       Purchase and retirement of Company
           common stock                                       (16,507)             (3,708)
       Distributions to minority interest shareholders         (6,000)             (6,000)
       Other                                                   (2,383)             (3,040)
                                                          -----------         -----------
           Net financing activities                           (11,492)            (22,866)
                                                          -----------         -----------
  Currency translation adjustment                                (290)              1,332
                                                          -----------         -----------
  Net increase (decrease) in cash and cash
     equivalents                                                9,411             (10,086)
                                                          -----------         -----------

  Cash and cash equivalents - beginning                        18,778              44,433
                                                          -----------         -----------

  Cash and cash equivalents - ending                      $    28,189         $    34,347
                                                          ===========         ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements

(a)  Basis of Presentation

     The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 24, 2000, and the results of operations and cash flows for the periods ended December 24, 2000, and December 26, 1999. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

(c)  Comprehensive Income (Loss)

     Comprehensive income (loss) amounted to $(1.1) million for the second quarter of fiscal 2001 and $(8.7) million for the year to date compared to $7.1 million and $6.3 million for the prior year quarter and year-to-date periods, respectively. Comprehensive income (loss) was comprised of net income and foreign currency translation adjustments for all periods. In addition, the current year periods also include unrealized gains and (losses) on foreign currency derivative contracts totaling $1.6 million and $(1.0) million, for the quarter and year to date. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

(d)  Earnings per Share

     The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts in thousands):

                                               For the Quarters Ended           For the Six Months Ended
                                           ------------------------------    ------------------------------
                                           December 24,      December 26,    December 24,      December 26,
                                               2000              1999            2000              1999
                                           ------------      ------------    ------------      ------------
    Numerator:
       Net income (loss)                    $  (3,428)        $  10,173       $    (545)        $  13,505
                                            =========         =========       =========         =========

                                               For the Quarters Ended           For the Six Months Ended
                                           ------------------------------    ------------------------------
                                           December 24,      December 26,    December 24,      December 26,
                                               2000              1999            2000              1999
                                           ------------      ------------    ------------      ------------
    Denominator:
       Denominator for basic
          earnings per share -
          Weighted average shares              53,641            59,266          54,122            59,407

       Effect of dilutive securities:
          Stock options                            --                49              --                25
          Restricted stock awards                  --                 3              --                 1
                                            ---------         ---------       ---------         ---------

       Dilutive potential common
          shares denominator for
          diluted earnings per
          share-Adjusted weighted
          average shares and
          assumed conversions                  53,641            59,318          54,122            59,433
                                            =========         =========       =========         =========

(e)  Segment Disclosures

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company's selected segment information for the quarters and year-to-date periods ended December 24, 2000, and December 26, 1999 (amounts in thousands):

                                            Polyester           Nylon            UTG              Total
                                            ---------         ---------       ---------        ----------
    Quarter ended December 24, 2000:
        Net sales to external customers     $ 204,296         $  85,238       $   6,739        $  296,273
        Intersegment net sales                      4                --           2,762             2,766
        Segment operating income (loss)         7,714             4,373          (2,313)            9,774
        Depreciation and amortization          14,157             5,579             286            20,022
        Total assets                          638,307           356,444          19,576         1,014,327

    Quarter ended December 26, 1999:
        Net sales to external customers     $ 208,684         $ 104,049       $   4,856        $  317,589
        Intersegment net sales                      1               182           3,003             3,186
        Segment operating income               17,512            12,369             299            30,180
        Depreciation and amortization          13,425             5,443             224            19,092
        Total assets                          694,083           354,622          15,609         1,064,314

                                                                                 For the Quarters Ended
                                                                         ------------------------------------
                                                                         December 24, 2000  December 26, 1999
                                                                         -----------------  -----------------
    Operating income:
        Reportable segments operating income                                  $   9,774        $   30,180
        Net standard cost adjustment to LIFO                                      1,215            (1,346)
        Unallocated operating expense                                              (839)           (1,096)
                                                                              ---------         ---------
        Consolidated operating income                                         $  10,150         $  27,738
                                                                              =========         =========

                                             Polyester          Nylon            UTG              Total
                                            ----------        ----------      ----------        ----------
    Six months ended December 24, 2000:
        Net sales to external customers     $ 421,825         $ 177,817       $  12,653         $ 612,295
        Intersegment net sales                     45                --           5,727             5,772
        Segment operating income (loss)        25,206            10,634          (3,930)           31,910
        Depreciation and amortization          29,071            11,220             560            40,851
                                            ---------         ---------       ---------         ---------
    Six months ended December 26, 1999:
        Net sales to external customers     $ 401,795         $ 210,707       $   9,801         $ 622,303
        Intersegment net sales                      4               291           6,012             6,307
        Segment operating income               28,076            22,327             780            51,183
        Depreciation and amortization          28,100            10,792             380            39,272
                                            ---------         ---------       ---------         ---------


                                                                              For the Six Months Ended
                                                                        -------------------------------------
                                                                         December 24, 2000  December 26, 1999
                                                                         -----------------  -----------------
    Operating income:
        Reportable segments operating income                                  $  31,910         $  51,183
        Net standard cost adjustment to LIFO                                      1,217            (2,346)
        Unallocated operating expense                                            (1,349)           (1,262)
                                                                              ---------         ---------
        Consolidated operating income                                         $  31,778         $  47,575
                                                                              =========         =========

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

     "UTG" is the Company's majority-owned information services consulting subsidiary, Unifi Technology Group, Inc.

     The total assets for the polyester segment decreased from $695.4 million at June 25, 2000 to $638.3 million at December 24, 2000 due mainly to reduced accounts receivable and inventories.

(f)  Accounting for Derivatives

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

     The Company maintains forward currency contracts that are designated as fair value hedges. The derivative contracts in place that are classified as fair value hedges cover 100% of the foreign currency exchange rate exposure associated with the purchase of certain foreign denominated fixed assets. The latest maturity date for such contracts is January 2002. The ineffective portion of these contracts is primarily the difference in the spot exchange rates and the forward contract rates. The loss associated with such contracts in the current quarter was immaterial and is included in other (income) expense in the Condensed Consolidated Statements of Operations.

     The Company utilizes foreign exchange contracts designated as cash flow hedges. These contracts are entered into to hedge foreign currency exchange rate exposures on anticipated purchases denominated in various foreign currencies. The latest maturity date for such contracts is June 2001. The amount of gain or loss relating to hedge ineffectiveness is attributable to the differences between the spot rates and forward contract rates. Such amounts were not material for the quarter and are included in other (income) expense in the Condensed Consolidated Statements of Income. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. As a result of the determination that certain anticipated Euro denominated machinery purchases were no longer expected to occur, the Company recognized a loss of $1.6 million upon adoption which is included in other (income) expense in the Condensed Consolidated Statements of Operations. An additional loss of approximately $0.5 million was recorded in the current quarter as the Euro further weakened prior to unwinding the contracts associated with the transactions that were no longer expected to occur. The unrealized losses included in Accumulated Other Comprehensive Loss will be reclassified into earnings as depreciation expense for those contracts entered into for anticipated machinery purchases or will be capitalized on the balance sheet as an adjustment to long-term investments.

(g)  Alliances

     On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS facility in North Carolina. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately
     9.6 million pounds.

     On September 27, 2000, Unifi and Nilit Ltd., located in Israel, closed the previously announced 50/50 joint venture to be called U.N.F. Industries Ltd. The joint venture will produce approximately 22.0 million pounds of nylon POY at Nilit's manufacturing facility in Migdal Ha - Emek, Israel. The nylon POY will be utilized in the Company's nylon texturing and covering operations.

(h)  Debt Refinancing

     Effective December 20, 2000, the Company refinanced its $400 million credit facility due to expire in April 2001, with a new unsecured three year $250 million revolving bank credit facility. Additionally, the Company entered into a $100 million trade receivables financing agreement that is secured by its domestic and certain foreign accounts receivable. As of December 24, 2000, the Company had unused capacity of approximately $121.5 million under the terms of the new credit facility and had outstanding borrowings of $93.0 million through its trade receivables financing agreement.

     Loans under the new credit facility initially bear interest at LIBOR plus .825% and advances under the receivables financing agreement will bear interest at the applicable commercial paper rate plus .30%. The financial and negative covenants in the new credit facility are materially comparable to the financial and negative covenants in the $400 million credit facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

Consolidated net sales decreased 6.7% for the quarter from $317.6 million to $296.3 million and 1.6% for the year to date. Unit volume for the quarter decreased 6.2% while average unit sales prices, based on product mix, remained relatively stable. For the year to date, unit volume declined approximately 2.6%, while unit prices were virtually unchanged.

At the segment level, polyester accounted for 69% of dollar sales and nylon accounted for 29% for the quarter.

Sales for our polyester segment declined 2.1% for the quarter and increased 5.0% for the year to date. Quarter and year-to-date volumes for this segment include our dyed yarn facility in England that was not present in either of the prior year periods.

Geographically, our domestic polyester unit volume decreased 13.0% for the December quarter compared to the December quarter a year ago and 6.7% compared with the September 2000 quarter. For the year to date, our domestic polyester unit volume decreased 9.3% over the prior year. Domestic polyester pricing on sales of first quality goods remained stable quarter over quarter and improved over the prior year quarter and year-to-date periods. Sales in local currency for our Brazilian operation were up significantly for the quarter and for the year to date relative to the prior year corresponding periods. Volume from our Brazilian operations remained stable quarter over quarter but is up significantly over both the prior year periods. Per unit selling prices declined in the current quarter relative to the prior year quarter and are up slightly over the prior year to date. Sales in local currency of our Irish operation increased 6.3% for the quarter compared to the prior year due to increased sales prices and 13.5% for the year-to-date period due to both increased sales prices and volume. The currency exchange rate change from the prior year to the current year adversely effected current quarter and year-to-date sales translated to U.S. dollars for the Irish operation. U.S. dollar net sales were $5.1 million less than what sales would have been reported using prior year translation rates for the quarter and $8.3 million less for the year to date.

Our domestic nylon unit volume declined 8.1% for the December quarter compared to the December quarter a year ago and 2.1% compared with the September 2000 quarter. For the year to date, volumes for this operation were down 8.8%.

Results for our majority-owned information systems consulting subsidiary, Unifi Technology Group, reflect higher sales for the current quarter and year-to-date periods compared to the prior year corresponding periods. Operating losses for the quarter and year to date include a $2.8 million charge to exit certain leases as further discussed below.

Many adverse factors occurred simultaneously in the second quarter contributing to the previously mentioned results. Retail sales of apparel during the critical holiday selling season were off significantly, and many customers of Unifi focused on driving down inventory levels, which drove declines in our domestic polyester and nylon unit volume. Consumer demand for sheer hosiery and seamless apparel continued their decline, which continued to cause softness in our nylon business. We are not anticipating a reversal of these trends in the near term for the nylon operations. Also, the strong U.S. dollar continued to negatively impact export sales from the U.S.

Gross profit decreased $13.7 million for the quarter to $28.0 million and $10.3 million for the year to date to $65.7 million. Gross margin (gross profit as a percentage of sales) decreased from 13.1% to 9.5% for the quarter and from 12.2% to 10.7% for the year to date, respectively. The declines in gross profit and gross margins for the current year periods reflects higher average raw material costs for both of the Company's yarn segments. Conversion costs for the Company are also higher as a percentage of sales for our nylon segment. This is primarily due to the reduced sales levels experienced for both the quarter and the year-to-date periods. Company wide, the lack of volume predictability given current retail conditions, customer operating schedules and consumer confidence levels will continue to have an adverse impact on our results. Until market demand improves and volumes return, our profitability will continue to suffer.

The transition plan encompassed in the DuPont Alliance is on schedule and we are nearing the point where we should be able to realize some of the economic and product quality benefits that the Alliance offers.

Selling, general and administrative expenses as a percentage of net sales, increased from 4.4% in last year's quarter to 6.0% this quarter. On a dollar basis, selling, general and administrative expense increased $3.9 million to $17.9 million. For the year-to-date period, selling, general, and administrative expenses increased $5.5 million to $33.9 million, or from 4.6% of net sales to 5.5%. Impacting the current periods is a $2.8 million charge taken to exit certain leases stemming from restructuring of the Unifi Technology Group to focus on its two core businesses. In addition, these higher costs reflect the increasing complexities of the global sales yarn market and the Company's focused efforts to strategically expand our world-wide presence through acquisitions and alliances and to better position our products and serve our customers through more comprehensive marketing and business-to-business efforts.

Corporate

Interest expense increased $1.0 million to $8.5 million in the current quarter and $1.8 million to $16.8 million for the year-to-date. The increase in interest expense reflects higher average interest rates, offset in part by the increase in interest capitalized for major construction projects, specifically our nonwoven facility. Also for the current year-to-date period, the outstanding debt was higher than the corresponding prior year period increasing our interest expense. The weighted average interest rate on outstanding debt at December 24, 2000, was 6.8%.

Other income and expense was impacted in the current quarter by a charge of $0.5 million in currency losses associated with the unwinding of certain Euro-based hedges originally secured to purchase machinery, which were subsequently determined to be no longer necessary. This is in addition to a $1.6 million charge recorded in the first quarter. Other income and expense for the current year quarter also includes an $85 thousand provision for bad debts. For the current year-to-date period, the bad debt provision was $2.6 million compared to $0.4 million for the prior year to date.

Equity in the earnings (losses) of our unconsolidated affiliates, Parkdale America, LLC ("the LLC") and Micell Technologies, Inc., ("Micell") amounted to $(0.4) million in the quarter of fiscal 2001 compared with $(0.9) million for the corresponding prior year quarter. For the year to date, our share of the losses in these entities totaled $1.8 million compared to $5.2 million in the prior year. Going forward, we expect the operating results of Parkdale America to improve as we move through the fiscal year due mainly to volume growth achieved through recently announced spinning contracts with verticals agreeing to outsource their production.

The minority interest charge was $2.7 million in the current year fiscal quarter compared to $2.4 million in the prior year quarter and $5.5 million for the year to date compared to $4.8 million in the prior year.

The Company's income tax provision (benefit) for both current year periods reflects the effects of earnings and losses in our foreign subsidiaries that are taxed at rates typically lower than the U.S. statutory rate.

As a result of the above, the Company realized during the current quarter net income (loss) of $(3.4) million, or diluted earnings (loss) per share of $(.06), compared to $10.2 million, or $.17 per share, for the corresponding quarter of the prior year, and $(0.5) million or $(.01) per share compared to $13.5 million or $.23 per share for the respective year-to-date periods.

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

The Company maintains forward currency contracts that are designated as fair value hedges. The derivative contracts in place that are classified as fair value hedges cover 100% of the foreign currency exchange rate exposure associated with the purchase of certain foreign denominated fixed assets. The latest maturity date for such contracts is January 2002. The ineffective portion of these contracts is primarily the difference in the spot exchange rates and the forward contract rates. The loss associated with such contracts in the current quarter was immaterial and is included in other (income) expense in the Condensed Consolidated Statements of Income.

The Company utilizes foreign exchange contracts designated as cash flow hedges. These contracts are entered into to hedge foreign currency exchange rate exposures on anticipated purchases denominated in various foreign currencies. The latest maturity date for such contracts is June 2001. The amount of gain or loss relating to hedge ineffectiveness is attributable to the differences between the spot rates and forward contract rates. Such amounts were not material for the quarter and are included in other (income) expense in the Condensed Consolidated Statements of Income. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. As a result of the determination that certain anticipated Euro denominated machinery purchases were no longer expected to occur, the Company recognized a loss of $1.6 million upon adoption which is included in other (income) expense in the Condensed Consolidated Statements of Operations. An additional loss of approximately $0.5 million was recorded in the current quarter as the Euro further weakened prior to unwinding the contracts associated with the transactions that were no longer expected to occur. The unrealized losses included in Accumulated Other Comprehensive Loss will be reclassified into earnings as depreciation expense for those contracts entered into for anticipated machinery purchases or will be capitalized on the balance sheet as an adjustment to long-term investments.

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

Liquidity and Capital Resources

Cash generated from operations was $64.0 million for the year-to-date ended December 24, 2000, compared to $58.7 million for the prior year corresponding period. The primary sources of cash from operations were decreases in accounts receivable of $30.2 million, inventories of $4.8 million, and non-cash adjustments aggregating $48.7 million. Depreciation and amortization of $44.5 million, deferred income tax provision of $2.0 million and losses of unconsolidated affiliates of $2.2 million were the primary components of the non-cash adjustments to cash provided by operations. Offsetting these sources were decreases in accounts payable and accruals and income taxes of $18.9 million and $3.2 million, respectively. All working capital changes have been adjusted to exclude the effects of acquisitions and currency translation.

The Company ended the current quarter with working capital of $225.0 million, which included cash and cash equivalents of $28.2 million.

The Company utilized $42.8 million for net investing activities and $11.5 million from net financing activities during the current year. Significant expenditures during this period included $28.0 million for capital expenditures consisting of construction costs for the Company's Unifi Technical Fabrics nonwoven facility and installment payments for related equipment and for upgrading other machinery and facilities and $2.1 million in acquisitions. Additionally, $6.0 million was expended for distributions to minority interest shareholders, $5.6 million for investment in unconsolidated equity affiliates and $16.5 for repurchases of the Company's common stock. Also, the Company obtained $13.4 million in net borrowings during this period and invested, on a long-term basis, $6.2 million of restricted cash from the Brazilian government. During the current quarter, the Company refinanced its existing revolving credit facility, which was scheduled to mature in April 2001. See below for further discussion.

At December 24, 2000, the Company was committed to spend $27.9 million for capital expenditures. This amount includes associated costs for the nonwoven facility and related equipment. The majority of these committed costs are scheduled to be expended during fiscal year 2001.

The Company periodically evaluates the carrying value of long-lived assets, including property, plant and equipment and intangibles to determine if impairment exists. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, additional analysis is performed to determine the amount of loss to be recognized. The Company continues to evaluate for impairment the carrying value of its polyester natural textured operations as the importation of fiber, fabric and apparel continues to impair sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general.

The Board of Directors, effective July 26, 2000, increased the remaining authorization to repurchase up to 10.0 million shares of Unifi's common stock. The Company purchased 1.4 million shares during the first two fiscal quarters of the current year for a total of $16.5 million. As of January 28, 2001, there remains an authorization to repurchase approximately 8.6 million shares. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate and financially prudent. However, the Company presently does not anticipate significant share repurchases until debt is reduced to an acceptable level.

Effective December 20, 2000, the Company refinanced its $400 million credit facility due to expire in April 2001, with a new unsecured three year $250 million revolving bank credit facility. Additionally, the Company entered into a $100 million trade receivables financing agreement that is secured by its domestic and certain foreign accounts receivable. As of

December 24, 2000, the Company had unused capacity of approximately $121.5 million under the terms of the new credit facility and had outstanding borrowings of $93.0 million through its trade receivables financing agreement.

Loans under the new credit facility initially bear interest at LIBOR plus .825% and advances under the receivables financing agreement will bear interest at the applicable commercial paper rate plus .30%. The financial and negative covenants in the new credit facility are materially comparable to the financial and negative covenants in the $400 million credit facility.

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

Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

The Shareholders of the Company at their Annual Meeting held on the 26th day of October 2000, considered and voted upon the election of four (4) Class 3 Directors of the Company.

The Shareholders elected management nominees for the four (4) Class 3 Directors of the Company to serve until the Annual Meeting of the Shareholders in 2003 or until their successors are elected and qualified, as follows:

                               Votes             Votes            Votes
  Name of Director            in Favor          Against         Abstaining
  ----------------           ----------         -------         ----------

G. Allen Mebane, IV          45,283,525            0             228,298
Brian R. Parke               45,302,932            0             208,891
J.B. Davis                   45,305,069            0             206,754
R. Wiley Bourne, Jr.         45,303,894            0             207,929

The following persons will continue to serve on the Company's Board of Directors until the Annual Meeting of Shareholders in 2001 for Class 1 and 2002 for Class 2:

Class 1                                       Class 2
-------                                       -------

Donald R. Orr                                 Charles R. Carter
Robert A. Ward                                Jerry W. Eller
G. Alfred Webster                             Kenneth G. Langone
Sir Richard Greenbury

It should be noted that Jerry W. Eller subsequently resigned as a director of the Company at the Company's Board of Directors meeting following the Annual meeting of the Shareholders. Mr. Eller's resignation from the Board was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The information set forth under the headings "Election of Directors", "Nominees for Election as Directors", "Directors Remaining in Office", and "Security Holding of Directors, Nominees, and Executive Officers" on Pages 2-6 of the Definitive Proxy Statement filed with the Commission since the close of the registrant's fiscal year ending June 25, 2000 is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None

         (b) No reports on Form 8-K have been filed during the quarter ended December 24, 2000

                                   UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNIFI, INC.



Date: February 7, 2001                       /s/ Willis C. Moore, III
     -------------------------               -----------------------------------
                                             Willis C. Moore, III
                                             Executive Vice President and Chief
                                             Financial Officer (Mr. Moore is the
                                             Principal Financial Officer and has
                                             been duly authorized to sign on
                                             behalf of the Registrant.)



Date: February 7, 2001                       /s/ Edward A. Imbrogno
     -------------------------               -----------------------------------
                                             Edward A. Imbrogno
                                             Chief Accounting Officer