Form 10-Q
period 2001-03-25
UNIFI INC
filed 2001-05-09
CIK 100726

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2001
                                                 --------------

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 1-10542
                                                -------

                                   UNIFI, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified its charter)

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

                                 (336) 294-4410
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      Same
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                 Class                           Outstanding at April 29, 2001
--------------------------------------           -----------------------------
Common stock, par value $.10 per share                  53,683,285 Shares

Part I.  Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                           March 25,            June 25,
                                                              2001               2000
                                                          -----------         -----------
                                                          (Unaudited)            (Note)
                                                               (Amounts in Thousands)
ASSETS:
Current assets:
    Cash and cash equivalents                             $    16,073         $    18,778
    Receivables                                               162,926             214,001
    Inventories:
       Raw materials and supplies                              52,039              49,449
       Work in process                                         13,094              16,981
       Finished goods                                          71,801              81,210
    Other current assets                                        5,891               2,958
                                                          -----------         -----------
       Total current assets                                   321,824             383,377
                                                          -----------         -----------
Property, plant and equipment                               1,254,128           1,250,470
    Less:  accumulated depreciation                           634,012             592,083
                                                          -----------         -----------
                                                              620,116             658,387
                                                          -----------         -----------
Equity investments in unconsolidated affiliates               172,083             208,918
                                                          -----------         -----------
Other noncurrent assets                                        98,312             104,082
                                                          -----------         -----------
       Total assets                                       $ 1,212,335         $ 1,354,764
                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                      $    92,708         $    97,875
    Accrued expenses                                           37,337              50,160
    Income taxes payable                                          862               2,430
    Current maturities of long-term debt and other
       current liabilities                                      9,719             217,308
                                                          -----------         -----------
       Total current liabilities                              140,626             367,773
                                                          -----------         -----------
Long-term debt and other liabilities                          405,671             261,830
                                                          -----------         -----------
Deferred income taxes                                          85,506              86,046
                                                          -----------         -----------
Minority interests                                             14,203              16,677
                                                          -----------         -----------
Shareholders' equity:
    Common stock                                                5,383               5,516
    Retained earnings                                         604,987             649,444
    Unearned compensation                                      (1,370)             (1,260)
    Accumulated other comprehensive loss                      (42,671)            (31,262)
                                                          -----------         -----------
       Total shareholders' equity                             566,329             622,438
                                                          -----------         -----------
       Total liabilities and shareholders' equity         $ 1,212,335         $ 1,354,764
                                                          ===========         ===========

---------------------
Note: The balance sheet at June 25, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

-------------------------------------------------------------------------------

                                              For the Quarters Ended             For the Nine Months Ended
                                            ---------------------------         ---------------------------
                                             Mar. 25,          Mar. 26,          Mar. 25,          Mar. 26,
                                               2001              2000              2001              2000
                                            ---------         ---------         ---------         ---------
                                                     (Amounts in Thousands Except Per Share Data)

Net sales                                   $ 252,255         $ 319,302         $ 864,550         $ 941,605
Cost of goods sold                            236,280           276,432           782,875           822,734
Selling, general & admin. expense              15,732            14,645            49,654            43,071
Interest expense                                7,272             7,522            24,062            22,474
Interest income                                  (137)             (590)           (1,949)           (2,122)
Other expense                                   3,136               130            10,506               995
Equity in (earnings) losses of
   unconsolidated affiliates                   (2,008)           (2,321)             (200)            2,907
Minority interests                                152             2,380             5,634             7,184
Asset impairments and write downs              20,915                --            20,915                --
Employee severance                              5,494                --             5,494                --
                                            ---------         ---------         ---------         ---------
Income (loss) before income taxes             (34,581)           21,104           (32,441)           44,362
Provision (benefit) for income taxes           (6,033)            7,868            (3,348)           17,621
                                            ---------         ---------         ---------         ---------
Net income (loss)                           $ (28,548)        $  13,236         $ (29,093)        $  26,741
                                            =========         =========         =========         =========

Earnings (loss) per common share -
   basic                                    $   (0.53)        $     .23         $   (0.54)        $     .45
                                            =========         =========         =========         =========
Earnings (loss) per common share -
   assuming dilution                        $   (0.53)        $     .23         $   (0.54)        $     .45
                                            =========         =========         =========         =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             For the Nine Months Ended
                                                            ---------------------------
                                                            March 25,         March 26,
                                                               2001              2000
                                                            ---------         ---------
                                                               (Amounts in Thousands)

Cash and cash equivalents provided by
   operating activities                                     $ 126,794         $  81,025
                                                            ---------         ---------

Investing activities:
     Capital expenditures                                     (36,447)          (42,173)
     Acquisitions                                              (2,159)           (7,986)
     Investments in unconsolidated equity affiliates          (14,406)          (16,070)
     Return of capital from equity affiliates                  25,743                --
     Investment of foreign restricted cash                     (6,616)               --
     Sale of capital assets                                       833             2,634
     Other                                                       (854)           (1,825)
                                                            ---------         ---------
         Net investing activities                             (33,906)          (65,420)
                                                            ---------         ---------

Financing activities:
     Borrowing of long-term debt                              295,348            39,089
     Repayment of long-term debt                             (360,564)          (37,645)
     Issuance of Company common stock                              --                14
     Purchase and retirement of Company
         common stock                                         (16,527)          (18,387)
     Distributions to minority interest shareholders           (9,000)           (9,000)
     Other                                                     (3,235)           (4,529)
                                                            ---------         ---------
         Net financing activities                             (93,978)          (30,458)
                                                            ---------         ---------

Currency translation adjustment                                (1,615)           (1,753)
                                                            ---------         ---------

Net increase (decrease) in cash and cash
   equivalents                                                 (2,705)          (16,606)
                                                            ---------         ---------

Cash and cash equivalents - beginning                          18,778            44,433
                                                            ---------         ---------

Cash and cash equivalents - ending                          $  16,073         $  27,827
                                                            =========         =========

---------------------
See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

(a)  Basis of Presentation

     The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 25, 2001, and the results of operations and cash flows for the periods ended March 25, 2001, and March 26, 2000. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(b)  Income Taxes

     Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

     The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the nonrecognition of any income tax benefit for the losses of foreign subsidiaries.

(c)  Comprehensive Income (Loss)

     Comprehensive income (loss) amounted to $(31.8) million for the third quarter of fiscal 2001 and $(40.5) million for the year to date compared to $13.0 million and $19.3 million for the prior year quarter and year-to-date periods, respectively. Comprehensive income (loss) was comprised of net income and foreign currency translation adjustments for all periods. The current year periods also include realized and unrealized gains and (losses) on foreign currency derivative contracts. In the current quarter, deferred losses of $1.0 million were recognized upon termination of hedge accounting for certain forward contracts. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

(d)  Earnings per Share

     The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts in thousands):

                                                     For the Quarters Ended              For the Nine Months Ended
                                              ----------------------------------     ---------------------------------
                                                  March 25,          March 26,           March 25,          March 26,
                                                    2001               2000                2001               2000
                                              --------------     ---------------     ---------------    --------------
    Numerator:
       Net income (loss)                      $      (28,548)    $        13,236     $       (29,093)   $       26,741
                                              ==============     ===============     ===============    ==============

                                                     For the Quarters Ended              For the Nine Months Ended
                                              ----------------------------------     ---------------------------------
                                                  March 25,          March 26,           March 25,          March 26,
                                                    2001               2000                2001               2000
                                              --------------     ---------------     ---------------    --------------
    Denominator:
       Denominator for basic
          earnings per share -
          Weighted average shares                     53,666              58,687              53,925            59,167

       Effect of dilutive securities:
          Stock options                                   --                  --                  --                17
          Restricted stock awards                         --                   7                  --                 3
                                              --------------     ---------------     ---------------    --------------

       Dilutive potential common
          shares denominator for
          diluted earnings per
          share-Adjusted weighted
          average shares and
          assumed conversions                          53,666             58,694              53,925            59,187
                                              ===============    ===============     ===============    ==============

(e)  Segment Disclosures

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company's selected segment information for the quarters and year-to-date periods ended March 25, 2001, and March 26, 2000 (amounts in thousands):

   --------------------------------------------------- --------------- --------------- ---------------- ---------------
                                                         Polyester         Nylon             UTG            Total
   --------------------------------------------------- --------------- --------------- ---------------- ---------------
   Quarter ended March 25, 2001:
       Net sales to external customers                      $ 175,143        $ 70,194        $   6,161       $ 251,498
       Intersegment net sales                                      15              --            2,837           2,852
       Segment operating income (loss)                           (835)           (790)           2,205             580
       Depreciation and amortization                           14,178           5,327              249          19,754
       Total assets                                           622,891         335,233           18,618         976,742
   --------------------------------------------------- --------------- --------------- ---------------- ---------------
   Quarter ended March 26, 2000:
       Net sales to external customers                      $ 212,031       $ 102,210        $   5,061       $ 319,302
       Intersegment net sales                                      --             117            2,888           3,005
       Segment operating income                                18,087           9,626              215          27,928
       Depreciation and amortization                           15,898           5,540              210          21,648
       Total assets                                           707,605         366,574           15,527       1,089,706
   --------------------------------------------------- --------------- --------------- ---------------- ---------------

                                                                           For the Quarters Ended
                                                                  March 25, 2001            March 26, 2000
   --------------------------------------------------------- ------------------------- -------------------------
   Operating income (loss):
       Reportable segments operating income                      $           580               $   27,928
       Net standard cost adjustment to LIFO                                  811                     (246)
       Unallocated operating expense                                        (284)                     543
       Nonwoven start-up operating loss                                     (864)                      --
       Asset impairment and employee severance                           (26,409)                      --
                                                             ------------------------- -------------------------
       Consolidated operating income (loss)                      $       (26,166)              $   28,225
                                                             ========================= =========================

   ---------------------------------------------------- -------------- --------------- --------------- ---------------
                                                          Polyester        Nylon            UTG            Total
   ---------------------------------------------------- -------------- --------------- --------------- ---------------
   Nine months ended March 25, 2001:
       Net sales to external customers                      $ 596,968       $ 248,011        $ 18,814       $ 863,793
       Intersegment net sales                                      60              --           8,564           8,624
       Segment operating income (loss)                         24,371           9,844          (1,725)         32,490
       Depreciation and amortization                           43,249          16,547             809          60,605
   ---------------------------------------------------- -------------- --------------- --------------- ---------------
   Nine months ended March 26, 2000:
       Net sales to external customers                      $ 613,826       $ 312,917        $ 14,862       $ 941,605
       Intersegment net sales                                       4             408           8,900           9,312
       Segment operating income                                46,163          31,953             995          79,111
       Depreciation and amortization                           43,997          16,332             590          60,919
   ---------------------------------------------------- -------------- --------------- --------------- ---------------

                                                                         For the Nine Months Ended
                                                             ---------------------------------------------------
                                                                  March 25, 2001            March 26, 2000
   --------------------------------------------------------- ------------------------- -------------------------
   Operating income:
       Reportable segments operating income                      $       32,490             $      79,111
       Net standard cost adjustment to LIFO                               2,028                    (2,592)
       Unallocated operating expense                                       (418)                     (719)
       Nonwoven start-up operating loss                                  (2,079)                       --
       Asset impairment and employee severance                          (26,409)                       --
                                                             ------------------------- -------------------------
       Consolidated operating income                             $        5,612             $      75,800
                                                             ========================= =========================

     The difference between segment net sales to external customers and the consolidated net sales for both the quarter and year-to-date periods is attributable to sales of sample products from our nonwoven facility during its start-up period.

     For purposes of internal management reporting, segment operating income
     (loss) represents net sales less cost of goods sold less selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs.

     The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to intersegment transfer of yarn, fiber costing, the provision for bad debts, asset impairment and write downs and severance costs associated with consolidation efforts and capitalization of property, plant and equipment costs.

     Domestic operating divisions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes $1.8 million and $0.8 million of provision for bad debts in the current and prior year quarters, respectively. Segment operating income also excludes the effects of the $26.4 charge taken in the current quarter for asset impairment and write downs and employee severance costs. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

     "UTG" is the Company's majority-owned information services consulting subsidiary, Unifi Technology Group, Inc.

     The total assets for the polyester segment decreased from $695.4 million at June 25, 2000 to $622.9 million at March 25, 2001 due mainly to reduced accounts receivable, inventories and property plant and equipment (capital expenditures, net of depreciation). Additionally, approximately $11.1 million of the asset impairment charge was associated with this segment. The decrease in nylon assets were primarily attributable to reduced accounts receivable and inventories.

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

     The Company maintains forward currency contracts that are designated as fair value hedges. The derivative contracts in place that are classified as fair value hedges cover 100% of the foreign currency exchange rate exposure associated with the purchase of certain foreign denominated fixed assets. The latest maturity date for such contracts is January 2002. The ineffective portion of these contracts is primarily the difference in the spot exchange rates and the forward contract rates. The gains or losses associated with such contracts are included in other (income) expense in the Condensed Consolidated Statements of Operations.

     The Company utilizes foreign exchange contracts designated as cash flow hedges. These contracts are entered into to hedge foreign currency exchange rate exposures on anticipated purchases denominated in various foreign currencies. The latest maturity date for such contracts is June 2001. The amount of gain or loss relating to hedge ineffectiveness is attributable to the differences between the spot rates and forward contract rates. In the current quarter, the Company discontinued hedge accounting for its remaining Euro contracts due to uncertainty in the timing of the anticipated transactions being hedged and decreased likelihood of certain projects being initiated. Consequently, the Company incurred a loss of approximately $2.2 million resulting form the adjustment to fair value of the contracts previously designated as hedges and the recognition of previously deferred losses associated with the anticipated projects.

 (g) Joint Ventures

     On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS facility in North Carolina. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

     On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture to be called U.N.F. Industries Ltd. The joint venture will produce approximately 22.0 million pounds of nylon POY at Nilit's manufacturing facility in Migdal Ha - Emek, Israel. The nylon POY will be utilized in the Company's nylon texturing and covering operations.

(h)  Debt Refinancing

     Effective December 20, 2000, the Company refinanced its $400 million credit facility due to expire in April 2001, with a new unsecured three year $250 million revolving bank credit facility. Additionally, the Company entered into a $100 million trade receivables financing agreement that is secured by its domestic and certain foreign accounts receivable. As of

     March 25, 2001, the Company had unused capacity of approximately $151.5 million under the terms of the new credit facility and had outstanding borrowings of $45.1 million through its trade receivables financing agreement.

     Loans under the new credit facility initially bear interest at LIBOR plus .825% and advances under the receivables financing agreement will bear interest at the applicable commercial paper rate plus .30%.

     The loans under the new credit facility and the receivables financing agreement include financial covenants that require, at March 25, 2001, tangible net worth of $396.1 million, a maximum leverage ratio of 3.25 and a minimum interest coverage ratio of 2.50. The Company believes that it is in compliance with all these covenants at March 25, 2001. However, due to the decline in earnings and cash flows of the Company subsequent to entering the new credit facility and receivables financing agreement and the magnitude of the severance and other restructuring charges, including the anticipated Dupont Alliance restructuring charge expected to be recorded in the fourth quarter of fiscal 2001, absent an improvement in earnings and/or the sale of non-core assets it is possible that the Company will be in violation of the covenants as of its fiscal year ending June 24, 2001. Accordingly, the Company has initiated discussions with certain members of its lending group to obtain such amendments as deemed appropriate. It is expected that an amendment would require an increase in stated interest rates but would not restrict or hinder management's ability to operate the Company.

(i)  Consolidation and Cost Reduction Efforts

     In the current quarter, the Company recorded charges of $5.5 million for severance and employee related costs and $20.9 million for asset impairments and write downs. The majority of these charges relate to U.S. and European operations and include plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that are being held for sale. The plant closing and consolidations of the manufacturing and distribution systems are aimed at improving the overall efficiency and effectiveness of our operations and reducing our fixed cost structure in response to decreased sales volumes.

     The severance and other employee related costs provide for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notification of the termination of all employees occurred prior to March 24, 2001 and substantially all were terminated by the end of April 2001. Severance will be paid in accordance with various plan terms which vary from lump sum to a payout over a maximum of 21 months ending December 2002.

     The charge for impairment and write down of assets includes $4.7 million for the write down of property, plant and equipment to their fair value less the cost to dispose of duplicate or less efficient production equipment not needed in the consolidated manufacturing operations. Additionally, an impairment charge of $6.7 million was recorded for the write down to fair value of our dyed yarn operations in Europe as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. This review was prompted by ongoing excess manufacturing capacity issues and the lack of competitiveness of this business due to importation pressures. The Company also recognized a charge of $9.5 million for the write down of the carrying value of certain non-core assets and businesses, which are being held for sale, to fair value less the cost of disposal. It is anticipated that the majority of the non-core assets and businesses will be sold prior to the end of calendar 2001.

     Certain run-out expenses related to the consolidation and closing of the affected operations are anticipated but are not expected to be material. The costs include equipment relocation and other costs associated with necessary ongoing plant maintenance expenses. These costs will be charged to operations as incurred and are expected to be completed no later than the end of the Company's 2001 fiscal year.

     The table below summarizes the employee severance portion of the consolidation and cost reduction charge, the amounts paid and the accrual balance as of March 25, 2001:

                                                                                              Accrual Balance
                                                 Total Charges          Cash Payments        at Mar. 25, 2001
     ---------------------------------------- --------------------- ---------------------- ----------------------
     Severance benefits                         $           5,494     $               466    $           5,028


     Substantially all costs other than severance associated with the current quarter consolidation and cost reduction charges are non cash.

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

Results of Operations

General

Consolidated net sales decreased 21.0% for the quarter from $319.3 million to $252.3 million and decreased 8.2% for the year to date compared to the prior year nine-month period. Unit volume for the quarter decreased 16.1% while average unit sales prices, based on product mix, declined 4.9%. For the year to date, unit volume declined approximately 7.1%, while unit prices decreased 1.2%.

Segment Information

At the segment level, polyester accounted for 69.4% of dollar sales and nylon accounted for 27.8% for the quarter.

The polyester business in the U.S and Europe continues to be negatively impacted by the importation of fabric and apparel that has eroded the business of our customers, primarily in the commodity areas. Additionally, the current quarter was adversely affected by customers reducing inventory levels in response to anticipated slow downs at retail and the economy in general. These effects were experienced across substantially all end-use markets including apparel, automotive, and home furnishings. As a result, sales for our polyester segment declined 17.4% for the quarter and 2.7% for the year-to-date periods compared with the previous year's respective periods.

Our domestic polyester unit volume decreased 21.0% for the March quarter compared to the March quarter a year ago. For the year to date, our domestic polyester unit volume decreased 13.2% over the prior year. Domestic polyester pricing on sales of first quality goods remained stable compared to the prior year quarter and improved for the year to date. Sales in local currency for our Brazilian operation were down for the quarter but up significantly for the year to date relative to the prior year corresponding periods. Volume from our Brazilian operations decreased for the quarter but is up significantly over the prior year to date. Per unit selling prices have increased for both current year periods. Sales in local currency of our Irish operation decreased 4.9% for the quarter due to reduced volume which was partially offset by higher average unit prices. For the year-to-date period, sales in local currency for our Irish operation were up over the prior year primarily as a result of higher average sales prices. The movement in currency exchange rates from the prior year to the current year adversely affected current quarter and year-to-date sales translated to U.S. dollars for the Irish and Brazilian operations. U.S. dollar net sales were $2.4 million less than what sales would have been reported using prior year translation rates for the quarter and $10.2 million less for the year to date.

Gross profit for our polyester segment decreased $15.5 million to $9.1 million in the quarter and $11.5 million to $52.9 million for the year to date. The decrease in gross profit for both the current quarter and year-to-date periods reflects higher fiber and converting costs, as a percentage of sales, for the current year periods relative to the prior year periods.

The nylon business continues to be negatively impacted by the decline in the ladies hosiery business as well as the slow down of seamless apparel sales, offset by continued strength in the sock business. Consistent with the polyester business, the current quarter was adversely affected by inventory corrections in response to anticipated economic and retail slow downs. As a result, sales for our nylon segment declined 31.3% for the quarter and 20.7% for the year-to-date periods compared with the previous year's respective periods. Our domestic nylon unit volume, which represents substantially all of consolidated nylon sales volume, declined 22.7% for the March quarter compared to the prior year quarter. For the year to date, volumes for this operation were down 13.3% compared to the prior year's nine-month period. Average sales prices were down for both current year periods relative to the prior year.

Gross profit for our nylon segment decreased $13.3 million to $3.3 million in the quarter and $24.2 million to $22.1 million for the year to date. The decrease in gross profit for both the current quarter and year-to-date periods reflects higher fiber and converting costs, as a percentage of sales, for the current year periods relative to the prior year periods.

Results for our majority-owned information systems consulting subsidiary, Unifi Technology Group, reflect higher sales for the current quarter and year-to-date periods compared to the prior year corresponding periods. Operating losses for the year-to-date period include a $2.8 million charge to exit certain long-term real estate leases.

Selling, general and administrative expenses as a percentage of net sales, increased from 4.6% in last year's quarter to 6.2% this quarter. On a dollar basis, selling, general and administrative expense increased $1.1 million to $15.7 million. For the year-to-date period, selling, general, and administrative expenses increased $6.5 million to $49.7 million, or from 4.6% of net sales to 5.7%. Impacting the current year-to-date period is a $2.8 million charge taken to exit certain real estate leases stemming from restructuring of the Unifi Technology Group to focus on its two core businesses. These higher costs reflect the Company's focused efforts to strategically expand our world-wide presence through acquisitions and alliances and to better position our products and serve our customers.

Corporate

Interest expense decreased $250 thousand to $7.3 million in the current quarter and increased $1.6 million to $24.1 million for the year to date. The decrease in interest expense for the quarter reflects lower average debt outstanding. For the year-to-date period, $65.2 million of cash flows has been utilized to retire long-term debt. The weighted average interest rate on outstanding debt at March 25, 2001, was 6.3% compared to 6.5% at March 26, 2000.

Other income and expense was impacted in the current quarter by $3.6 million in currency losses, including $2.2 million for foreign currency contracts for which hedge accounting was ceased. Other income and expense for the current year quarter also includes a provision for bad debts of $1.8 million. For the year-to-date period, currency losses and the provision for bad debts included in other income and expense totaled $7.2 million and $4.4 million, respectively.

Equity in the earnings of our unconsolidated affiliates, Parkdale America, LLC ("the LLC") Micell Technologies, Inc., ("Micell") Unifi-Sans Technical Fibers and U.N.F. Industries Ltd amounted to $2.0 million in the third quarter of fiscal 2001 compared with $2.3 million for the corresponding prior year quarter. For the year to date, these unconsolidated entities generated earnings of $200 thousand for the Company compared to a loss of $2.9 million in the prior year-to-date period.

The minority interest charge was $152 thousand in the current year fiscal quarter compared to $2.4 million in the prior year quarter and $5.6 million for the year to date compared to $7.2 million in the prior year. There was no minority interest charge in the current quarter for our domestic natural textured polyester business venture, which has historically represented substantially all of the minority interest charge, as there were no earnings or cash flows generated by this business during the quarter.

In the current quarter, the Company recorded charges of $5.5 million for severance and employee related costs and $20.9 million for asset impairments and write downs. The majority of these charges relate to U.S. and European operations and include plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that are being held for sale. The plant closing and consolidations of the manufacturing and distribution systems are aimed at improving the overall efficiency and effectiveness of our operations and reducing our fixed cost structure in response to decreased sales volumes.

The severance and other employee related costs provide for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notification of the termination of all employees occurred prior to March 24, 2001 and substantially all were terminated by the end of April 2001. Severance will be paid in accordance with various plan terms which vary from lump sum to a payout over a maximum of 21 months ending December 2002.

The charge for impairment and write down of assets includes $4.7 million for the write down of property, plant and equipment to their fair value less the cost to dispose of duplicate or less efficient production equipment not needed in the consolidated manufacturing operations. Additionally, an impairment charge of $6.7 million was recorded for the write down to fair value of our dyed yarn operations in Europe as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. This review was prompted by ongoing excess manufacturing capacity issues and the lack of competitiveness of this business due to importation pressures. The Company also recognized a charge of $9.5 million for the write down of the carrying value of certain non-core assets and businesses, which are being held for sale, to fair value less the cost of disposal. It is anticipated that the majority of these non-core assets and businesses will be sold prior to the end of calendar 2001.

Certain run-out expenses related to the consolidation and closing of the affected operations are anticipated but are not expected to be material. The costs include equipment relocation and other costs associated with necessary ongoing plant maintenance expenses. These costs will be charged to operations as incurred and are expected to be completed no later than the end of the Company's 2001 fiscal year.

The table below summarizes the employee severance portion of the consolidation and cost reduction charge, the amounts paid and the accrual balance as of March 25, 2001:

                                                                                              Accrual Balance
                                                 Total Charges          Cash Payments        at Mar. 25, 2001
     ---------------------------------------- --------------------- ---------------------- ----------------------
     Severance benefits                         $           5,494     $               466    $           5,028


Substantially all costs other than severance associated with the current quarter consolidation and cost reduction charges are non cash.

The Company's income tax provision (benefit) for both current year periods is different from statutory rates as no income tax benefits have been recognized for the losses incurred by foreign subsidiaries as the recoverability of such tax benefits through loss carryforwards or carrybacks is not reasonably assured.

As a result of the above, the Company realized during the current quarter net income (loss) of $(28.5) million, or diluted earnings (loss) per share of $(.53), compared to $13.2 million, or $.23 per share, for the corresponding quarter of the prior year, and $(29.1) million or $(.54) per share compared to $26.7 million or $.45 per share for the respective fiscal 2001 and 2000 year-to-date periods.

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

The Company has a risk management policy that authorizes certain designated individuals to enter into derivative contracts to mitigate economic and accounting risk associated with currency and interest rate exposures in the ordinary course of business. This policy permits the use of forward currency purchase or sales contracts associated with the anticipated collection of accounts receivable on foreign denominated sales and the purchase or sale of assets in foreign currencies. This policy also allows the use of those derivative instruments that hedge the Company's interest rate exposures associated with fixed or floating rate debt. Any derivative contract authorized by this risk management policy with notional amounts in excess of $1 million requires the specific approval of the Chief Financial Officer. In no circumstances does the policy permit entering into derivative contracts for speculative purposes.

The Company maintains forward currency contracts that are designated as fair value hedges. The derivative contracts in place that are classified as fair value hedges cover 100% of the foreign currency exchange rate exposure associated with the purchase of certain foreign denominated fixed assets. The latest maturity date for such contracts is January 2002. The ineffective portion of these contracts is primarily the difference in the spot exchange rates and the forward contract rates. The gains or losses associated with such contracts are included in other (income) expense in the Condensed Consolidated Statements of Income.

The Company utilizes foreign exchange contracts designated as cash flow hedges. These contracts are entered into to hedge foreign currency exchange rate exposures on anticipated purchases denominated in various foreign currencies. The amount of gain or loss relating to hedge ineffectiveness is attributable to the differences between the spot rates and forward contract rates. In the current quarter, the Company discontinued hedge accounting for its remaining Euro contracts due to uncertainty in the timing of the anticipated transactions being hedged and decreased likelihood of certain projects being initiated. Consequently, the Company incurred a loss of approximately $2.2 million resulting form the adjustment to fair value of the contracts previously designated as hedges and the recognition of previously deferred losses associated with the anticipated projects.

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS facility in North Carolina. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture to be called U.N.F. Industries Ltd. The joint venture will produce approximately 22.0 million pounds of nylon POY at Nilit's manufacturing facility in Migdal Ha - Emek, Israel. The nylon POY will be utilized in the Company's nylon texturing and covering operations.

Liquidity and Capital Resources

Cash generated from operations was $126.8 million for the year-to-date ended March 25, 2001, compared to $81.0 million for the prior year corresponding period. Offsetting the net loss of $29.1 for the first nine months of fiscal 2001, the primary sources of cash from operations were decreases in accounts receivable of $45.8 million and inventories of $9.3 million, and non-cash adjustments aggregating $97.8 million. Depreciation and amortization of $67.7 million, the non-cash portion of the severance and impairment charges of $25.8 million, deferred income tax provision of $(0.6) million and losses of unconsolidated affiliates of $4.9 million were the primary components of the non-cash adjustments to cash provided by operations. The current year cash from operations was positively impacted by a distribution from an unconsolidated equity affiliate of current and prior year earnings of $23.5 million. Offsetting these sources were decreases in accounts payable and accruals and income taxes of $15.6 million and $1.5 million, respectively. All working capital changes have been adjusted to exclude the effects of acquisitions and currency translation.

The Company ended the current quarter with working capital of $181.2 million, which included cash and cash equivalents of $16.1 million.

The Company utilized $33.9 million for net investing activities and $94.0 million for net financing activities during the current year-to-date period. Significant cash expenditures during this period included $36.4 million for capital expenditures including construction costs for the Company's nonwoven facility and for upgrading other machinery and facilities. An additional $2.2 million in cash was expended for acquisitions. Additionally, $9.0 million was expended for distributions to minority interest shareholders, $14.4 million for investments in unconsolidated equity affiliates and $16.5 million for repurchases of the Company's common stock. Also, the Company repaid $65.2 million in net borrowings during this period and invested, on a long-term basis, $6.6 million of restricted cash from the Brazilian government. These cash expenditures were partially reduced by a cash distribution treated as a return of capital from an unconsolidated equity affiliate of $25.7 million.

At March 25, 2001, the Company was committed to spend $18.1 million for capital expenditures including associated costs for the nonwoven operations. The majority of these committed costs are scheduled to be expended the remainder of fiscal year 2001 and fiscal year 2002.

As previously discussed, during the current quarter Parkdale America LLC ("America"), an unconsolidated equity affiliate of the Company, completed the recapitalization of its balance sheet. Following the completion of this recapitalization, America distributed cash to the Company and Parkdale Mills, Inc. ("Mills") in the amount of $49.2 million and $95.5 million, respectively. Of the $49.2 million remitted to the Company, $23.5 million represents a distribution of current and prior period earnings and $25.7 million represents a return of capital. Unifi retained its 34% ownership position and Mills retained its 66% ownership in America following this distribution.

The manufacturing alliance (the "Alliance") between the Company and DuPont was formed to integrate their polyester partially oriented yarn (POY) manufacturing facilities into a single production unit. The Alliance is expected to enable each company to match production with the best assets available, significantly improving product quality and yields. Subsequent to March 25, 2001, DuPont announced that it was shutting its Cape Fear POY facility allowing for the acceleration of the benefits of the Alliance by shutting down older filament manufacturing operations and transferring production to lower cost, more modern and flexible assets. As a result of DuPont shutting down the Cape Fear facility, it is expected that the Company will recognize a significant restructuring charge in the fourth quarter of fiscal 2001 for its 50% share of the severance and costs to dismantle the facility. Subsequent to the shut down the Company will receive from DuPont distributions for its 50% share of the cash fixed costs eliminated as a result of the Cape Fear shut down. Additionally, it is expected that the Company will begin realizing other costs savings and synergies from the Alliance.

The Company periodically evaluates the carrying value of long-lived assets, including property, plant and equipment and intangibles to determine if impairment exists. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, additional analysis is performed to determine the amount of loss to be recognized. The Company continues to evaluate for impairment the carrying value of its polyester natural textured operations and its nylon texturing and covering operations as the importation of fiber, fabric and apparel continues to impair sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general.

The Board of Directors, effective July 26, 2000, increased the remaining authorization to repurchase up to 10.0 million shares of Unifi's common stock. The Company purchased 1.4 million shares during the first two fiscal quarters of the current year for a total of $16.5 million. The Company did not repurchase any of its shares in the third quarter as it focused its attention and available cash on debt repayment. As of April 29, 2001, there remains an authorization to repurchase approximately 8.6 million shares. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate and financially prudent. However, the Company presently does not anticipate significant share repurchases until debt is reduced to an acceptable level.

Effective December 20, 2000, the Company refinanced its $400 million credit facility due to expire in April 2001, with a new unsecured three year $250 million revolving bank credit facility. Additionally, the Company entered into a $100 million trade receivables financing agreement that is secured by its domestic and certain foreign accounts receivable. As of March 25, 2001, the Company had unused capacity of approximately $151.5 million under the terms of the new credit facility and had outstanding borrowings of $45.1 million through its trade receivables financing agreement. During the first nine months of fiscal 2001, the Company has utilized $65.2 million of cash flow to reduce long-term debt. The Company anticipates utilizing all free cash flow in the next few quarters to be used for debt retirement. Additionally, the Company is actively pursuing the sale of certain non-core assets and businesses, the proceeds of which will be utilized to repay the debt.

Loans under the new credit facility initially bear interest at LIBOR plus .825% and advances under the receivables financing agreement will bear interest at the applicable commercial paper rate plus .30%.

The loans under the new credit facility and the receivables financing agreement include financial covenants that require, at March 25, 2001, tangible net worth of $396.1 million, a maximum leverage ratio of 3.25 and a minimum interest coverage ratio of 2.50. The Company believes that it is in compliance with all these covenants at March 25, 2001. However, due to the decline in earnings and cash flows of the Company subsequent to entering the new credit facility and receivables financing agreement and the magnitude of the severance other restructuring charges, including the anticipated Dupont Alliance restructuring charge expected to be recorded in the fourth quarter of fiscal 2001, absent an improvement in earnings and/or the sale of non-core assets it is possible that the Company will be in violation of the covenants as of its fiscal year ending June 24, 2001. Accordingly, the Company has initiated discussions with certain members of its lending group to obtain such amendments as deemed appropriate. It is expected that an amendment would require an increase in stated interest rates but would not restrict or hinder management's ability to operate the Company.

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


               (b) No reports on Form 8-K have been filed during the quarter ended March 25, 2001

                                   UNIFI, INC.

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       UNIFI, INC.
                                          --------------------------------------








Date: May 9, 2001                         /s/ Willis C. Moore, III
     -------------------------            --------------------------------------
                                          Willis C. Moore, III
                                          Executive Vice President and Chief
                                          Financial Officer (Mr. Moore is the
                                          Principal Financial Officer and has
                                          been duly authorized to sign on
                                          behalf of the Registrant.)



Date: May 9, 2001                         /s/ Edward A. Imbrogno
     -------------------------            --------------------------------------
                                          Edward A. Imbrogno
                                          Chief Accounting Officer