Form 10-K
period 2001-06-24
UNIFI INC
filed 2001-09-21
CIK 100726

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JUNE 24, 2001 -- COMMISSION FILE NUMBER 1-10542

                             ---------------------

                                  UNIFI, INC.
             (Exact name of registrant as specified in its charter)

                  NEW YORK                                      11-2165495
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

          7201 WEST FRIENDLY AVENUE
         GREENSBORO, NORTH CAROLINA                                27410
  (Address of principal executive offices)                      (Zip code)

       (Registrant's telephone no., including area code):  (336) 294-4410

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.10 per share          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliated of the registrant as of September 4, 2001 based on a closing price of $9.98 per share:
$495,884,783.

     Number of shares outstanding as of September 4, 2001: 53,811,533

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of the Shareholders of Unifi, Inc., to be held on October 25, 2001, are incorporated by reference into Part III.

     Exhibits, Financial Statement Schedules and Reports on Form 8-K index is located on pages 42 through 44.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the "Company" or "Unifi"), is one of the largest and most diversified producers and processors of textile yarns in the world. The Company is primarily engaged in the processing of synthetic yarns in two primary business segments, polyester and nylon. The polyester segment is comprised of textured, dyed, twisted and beamed yarns with sales to knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, industrial and other end use markets. The nylon segment is comprised of textured nylon and covered spandex products with sales to knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end use markets. See the Consolidated Financial Statements Footnote 2 ("Acquisitions, Alliances and Divestures") on pages 26 and 27 and Consolidated Financial Statements Footnote 11 ("Investment in Unconsolidated Affiliates") on pages 35 and 36 of this Report for information concerning recent mergers, acquisitions, alliances and consolidations of the Company's business, which is incorporated herein by reference.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Effective June 1, 2000, Unifi and E. I. DuPont de Nemours and Company ("DuPont"), began operating their America's manufacturing alliance (the "Alliance") to produce polyester filament yarn. The objective of the Alliance is to reduce operating costs through collectively planning and operating both companies' POY facilities as a single production unit, although Unifi and DuPont continue to own their respective manufacturing facilities. Unifi's manufacturing facility is located in Yadkinville, North Carolina and DuPont's remaining facility is in Kinston, North Carolina. The resulting asset optimization, along with the sharing of manufacturing technologies, are intended to result in significant quality and yield improvements and product innovations. See the Consolidated Financial Statements Footnote 2 ("Acquisitions, Alliances and Divestures") on pages 26 and 27 for further information.

     The primary third party suppliers of POY to the Company's polyester segment are DuPont, Nanya Plastics Corp. of America ("Nanya"), Kosa (formerly Hoechst Celanese Corporation), Wellman Industries, Reliance Industries, Ltd. and Korteks. The majority of the Company POY for domestic use is produced by the Alliance. In addition, the Company has a polyester POY manufacturing facility in Ireland. The production of POY is comprised of two primary processes, polymerisation (performed in Ireland only) and spinning (performed in both Ireland and Yadkinville). The polymerisation process is the production of polymer by a chemical reaction involving terephthalic acid and ethylene glycol, which are combined to form chip. The spinning process involves the extrusion and melting of chip to form molten polymer. The molten polymer is then extruded through spinnerettes to form continuous multi-filament raw yarn (POY). Substantially all of the raw materials for POY manufactured in Yadkinville are supplied by Nanya for domestic production and by DuPont and Bayer AG for our Irish operation.

     On September 27, 2000, Unifi and Nilit Ltd., located in Israel formed a 50/50 joint venture called U.N.F. Industries Ltd. (U.N.F.). The joint venture will produce approximately 25.0 million pounds of nylon POY at Nilit's manufacturing facility in Migdal Ha - Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY will be utilized in the Company's nylon texturing and covering operations. The primary suppliers of POY to the Company's nylon segment are DuPont, Universal Premier Fibers LLC (formerly Cookson Fibers, Inc.), Nilit, Ltd., and U.N.F. Industries with the majority of the Company's nylon POY being supplied by DuPont and U.N.F. Industries.

     Although the Company is heavily dependent upon a limited number of suppliers, the Company has not had and does not anticipate any significant difficulty in obtaining its raw POY or raw materials used to manufacture polyester or nylon POY.

     Patents and Licenses: The Company currently has several patents and registered trademarks, none of which it considers material to its business as a whole.

     Customers: The Company, in fiscal year ended June 24, 2001, sold its polyester yarns to approximately 1,350 customers and its nylon yarns to approximately 190 customers, one customer's purchases comprised approximately 11% of net sales for the polyester segment during said period, while another customer comprised approximately 16% of net sales for the nylon segment for this time period. The Company does not believe that the loss of any one customer would have a materially adverse effect on either the polyester or nylon segment.

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

     Competitive Conditions: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells high-volume commodity products, pricing is highly competitive with innovation, product quality and customer service being essential for differentiating the competitors within the industry. Product innovation gives our customers competitive advantages, while product quality insures manufacturing efficiencies. The Company's polyester and nylon yarns compete in a worldwide market with a number of other foreign and domestic producers of such yarns. In the sale of polyester filament yarns, major domestic competitors are Dillon Yarn Company, Inc., Spectrum Dyed Yarns, Inc. and Milliken & Company and in the sale of nylon yarns major domestic competitors are Jefferson Mills, Inc. and Worldtex, Inc. Additionally, there are numerous foreign competitors that sell polyester and nylon yarns in the United States.

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

     Employees: The number of full-time active employees of the Company is approximately 5,400.

     Financial Information About Segments: See the Consolidated Financial Statements Footnote 9 ("Business Segments, Foreign Operations and Concentrations of Credit Risk") on pages 31 through 34 of this Report for the Financial Information About Segments required by Item 101 of Regulation S-K.

ITEM 2.  PROPERTIES

     The Company currently maintains a total of 18 manufacturing and warehousing facilities, one central distribution center and one recycling center in North Carolina; one manufacturing and related warehousing facility in Staunton, Virginia; one central distribution center in Fort Payne, Alabama; four manufacturing operations in Letterkenny, County of Donegal, Republic of Ireland; two warehousing locations in Carrickfergus, Ireland; one manufacturing, one warehousing and one office building in Brazil and one manufacturing and administration building in Manchester, England. All of these facilities, which contain approximately 8.1 million square feet of floor space are owned in fee simple, with the exception of two United States plants, one of which is leased from Bank of America Leasing and Capital LLC pursuant to a Sales-leaseback Agreement entered on May 20, 1997, as amended, the second of which is leased pursuant to a lease agreement entered into with Glen Raven, two warehouses in Carrickfergus, Ireland, the office in Brazil and the plant and office location in Manchester, England; and management believes they are in good condition, well maintained, and are suitable and adequate for present utilization.

     The polyester segment of the Company's business uses 17 manufacturing, six warehousing and one dedicated office totaling 5.4 million square feet. The nylon segment of the Company's business utilizes four manufacturing and four warehousing facilities aggregating 2.7 million square feet.

     Unifi Technology Group, LLC. ("UTG") leases 5 office locations in three states from which it conducts business utilizing approximately 35,000 square feet.

     The Company leases sales offices and/or apartments in New York; Coleshill, England; Oberkotzau, Germany; Lyon, France and Desenzano, Italy.

     The Company also leases its corporate headquarters building at 7201 West Friendly Avenue, Greensboro, North Carolina, which consists of a building containing approximately 121,125 square feet located on a tract of land containing approximately 8.99 acres. This property is leased from Merrill Lynch Trust Company of North Carolina, Trustee under the Unifi, Inc. Profit Sharing Plan and Trust, and Wachovia Bank & Trust Company, N.A., Independent. See the related information included in the Consolidated Financial Statements Footnote 8 ("Leases and Commitments") on page 31 of this Report. The Company also leases two manufacturing facilities to others, one of which is affiliated with the Company as a joint venture.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any litigation which is considered material, as that term is used in Item 103 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 24, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange. The following table sets forth the range of high and low closing prices of Unifi's Common Stock as reported on the NYSE Composite Tape.

     Effective July 16, 1998, the Board of Directors of the Company terminated the previously established policy of paying cash dividends equal to approximately 30% of the Company's after tax earnings of the previous fiscal year.

     As of September 4, 2001, there were 712 holders of record of the Company's common stock.

                                                               HIGH      LOW
                                                              ------    ------
Fiscal year 1999:
  First quarter ended September 27, 1998....................  $34.25    $17.13
  Second quarter ended December 27, 1998....................  $20.06    $11.94
  Third quarter ended March 28, 1999........................  $19.56    $10.69
  Fourth quarter ended June 27, 1999........................  $18.56    $11.56
Fiscal year 2000:
  First quarter ended September 26, 1999....................  $21.25    $11.00
  Second quarter ended December 26, 1999....................  $13.50    $10.69
  Third quarter ended March 26, 2000........................  $12.81    $ 7.88
  Fourth quarter ended June 25, 2000........................  $14.94    $ 8.44
Fiscal year 2001:
  First quarter ended September 24, 2000....................  $13.38    $10.31
  Second quarter ended December 24, 2000....................  $10.38    $ 7.13
  Third quarter ended March 25, 2001........................  $ 9.31    $ 6.25
  Fourth quarter ended June 24, 2001........................  $ 8.33    $ 5.65

ITEM 6.  SELECTED FINANCIAL DATA

                                         JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999   JUNE 28, 1998   JUNE 29, 1997
                                          (52 WEEKS)      (52 WEEKS)      (52 WEEKS)      (52 WEEKS)      (52 WEEKS)
                                         -------------   -------------   -------------   -------------   -------------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Summary of Operations:
  Net sales............................   $1,131,157      $1,291,435      $1,262,278      $1,390,497      $1,716,215
  Cost of sales........................    1,034,044       1,127,864       1,087,728       1,162,726       1,484,956
                                          ----------      ----------      ----------      ----------      ----------
  Gross profit.........................       97,113         163,571         174,550         227,771         231,259
  Selling, general and administrative
    expense............................       62,786          58,063          55,338          43,277          46,229
  Provision for bad debts..............        8,697           8,694           1,129             724             750
  Interest expense.....................       30,123          30,294          27,459          16,598          11,749
  Interest income......................       (2,549)         (2,772)         (2,399)         (1,869)         (2,219)
  Other (income) expense...............        7,582           1,052             440            (335)             69
  Equity in (earnings) losses of
    unconsolidated affiliates..........       (2,930)          2,989          (4,214)        (23,030)            399
  Minority interest....................        2,590           9,543           9,401             723              --
  Alliance plant closure costs.........       15,000              --              --              --              --
  Asset impairments and write downs....       24,541              --              --              --              --
  Employee severance and related
    charges............................        7,545              --              --              --              --
                                          ----------      ----------      ----------      ----------      ----------
  Income (loss) from continuing
    operations before income taxes and
    cumulative effect of accounting
    change.............................      (56,272)         55,708          87,396         191,683         174,282
  Provision (benefit) for income
    taxes..............................      (11,598)         17,675          28,369          62,782          58,617
                                          ----------      ----------      ----------      ----------      ----------
  Income (loss) before cumulative
    effect of accounting change........      (44,674)         38,033          59,027         128,901         115,665
  Cumulative effect of accounting
    change, net of tax.................           --              --           2,768           4,636              --
                                          ----------      ----------      ----------      ----------      ----------
         Net income (loss).............   $  (44,674)     $   38,033      $   56,259      $  124,265      $  115,665
                                          ==========      ==========      ==========      ==========      ==========
Per Share of Common Stock:
  Income (loss) before cumulative
    effect of accounting change
    (diluted)..........................   $     (.83)     $      .65      $      .97      $     2.08      $     1.81
  Cumulative effect of accounting
    change (diluted)...................           --              --            (.04)           (.07)             --
                                          ----------      ----------      ----------      ----------      ----------
         Net income (loss) (diluted)...   $     (.83)     $      .65      $      .93      $     2.01      $     1.81
                                          ==========      ==========      ==========      ==========      ==========
Cash Dividends.........................   $       --      $       --      $       --      $      .56      $      .44
Financial Data:
  Working capital......................   $   63,708      $   15,604      $  216,897      $  209,878      $  216,145
  Gross property, plant and
    equipment..........................    1,209,927       1,250,470       1,231,013       1,145,622       1,147,148
  Total assets.........................    1,137,319       1,354,764       1,365,840       1,333,814       1,018,703
  Long-term debt and other
    obligations........................      259,188         261,830         478,898         458,977         255,799
  Shareholders' equity.................      540,543         622,438         646,138         636,197         548,531

     Fiscal year 1997 amounts include the spun cotton yarn operations that were contributed to Parkdale America, LLC on June 30, 1997. The operating results of our 34% ownership in Parkdale are accounted for as equity in (earnings) losses of unconsolidated affiliates for fiscal years presented thereafter.

     Fiscal years 1997 through 2000 net sales and cost of sales have been restated to reflect the reclassification of freight expense from net sales to cost of sales to conform with the current year presentation.

     The working capital and long-term debt and other liabilities line items at June 25, 2000, reflect the classification of the outstanding balance under the revolving line of credit of $211.5 million as a current liability as this facility was scheduled to mature in April 2001. This line of credit was subsequently refinanced in December 2000.

     The working capital and long-term debt and other liabilities line items at June 24, 2001, reflect the classification of the outstanding balance under the revolving line of credit of $6.5 million and the accounts receivables securitization of $70.1 million as current liabilities, pending renegotiation or refinancing of these obligations, which is expected to occur by October 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2001

     Following is a summary of operating income by segment for fiscal years 2001 and 2000, as reported regularly to the Company's management:

                                                                        ALL
                                               POLYESTER    NYLON      OTHER      TOTAL
                                               ---------   --------   -------   ----------
                                                         (AMOUNTS IN THOUSANDS)
Fiscal 2001
  Net sales..................................  $791,232    $315,114   $33,270   $1,139,616
  Cost of sales..............................   725,351     293,090    21,767    1,040,208
  Selling, general and administrative........    37,451      14,632    13,362       65,445
                                               --------    --------   -------   ----------
  Segment operating income (loss)............  $ 28,430    $  7,392   $(1,859)  $   33,963
                                               ========    ========   =======   ==========
Fiscal 2000
  Net sales..................................  $861,865    $409,841   $31,917   $1,303,623
  Cost of sales..............................   757,580     353,739    21,024    1,132,343
  Selling, general and administrative........    37,713      15,103     9,952       62,768
                                               --------    --------   -------   ----------
  Segment operating income...................  $ 66,572    $ 40,999   $   941   $  108,512
                                               ========    ========   =======   ==========

     As described in Consolidated Financial Statements Footnote 9 ("Business Segments, Foreign Operations and Concentrations of Credit Risk"), the adjustments to revenues and expenses required to reconcile the operating segments to consolidated results are comprised primarily of intersegment sales and cost of sales eliminations, the provision for bad debts and various expenses reported internally at a consolidated level. The fiscal year 2000 net sales and cost of sales have been reclassified to conform with the current year presentation. See Consolidated Financial Statements Footnote 1 ("Recent Accounting Pronouncements") for further discussion.

  Polyester Operations

     In fiscal 2001, polyester net sales decreased $70.6 million, or 8.2% compared to fiscal 2000. The decrease from fiscal year 2000 is primarily attributable to reduced volumes both in the United States and internationally. The importation of fabric and apparel has eroded our customers' business and the slowing economy has prompted our customers to reduce inventories in response to lower retail orders. Unit prices, based on product mix, were favorable to the prior year. However, volumes were down approximately 10% from fiscal 2000 to fiscal 2001. Sales volume for all of our international polyester operations was down in fiscal 2001 compared to fiscal 2000, with the exception of our European dyeing operation acquired in the fourth quarter of the prior year. The currency exchange rate change from the prior year to the current year adversely effected sales translated to U.S. dollars for our Irish and Brazilian operations.

     Gross profit on sales for our polyester operations declined $38.4 million over fiscal year 2000. Gross margin (gross profit as a percentage of net sales) declined from 12.1% in fiscal year 2000 to 8.3% in fiscal year 2001. Gross margin in fiscal 2001 declined primarily as a function of higher per unit raw material prices and fixed manufacturing costs relative to a lower sales base.

     Selling, general and administrative expenses for this segment declined $0.3 million from 2000 to 2001. This decrease was accomplished mainly due to the cost cutting initiatives implemented at the end of the third quarter and were achieved despite having only three months of selling, general and administrative expenses for our European dye-house in the prior year.

  Nylon Operations

     Nylon net sales decreased $94.7 million, or 23.1% in fiscal 2001 compared to fiscal 2000. Unit volumes for fiscal 2001 decreased by 15.2%, while average sales prices, based on product mix, decreased 9.2%. The reductions in sales volume and price are primarily attributable to the continuing softness of the ladies hosiery market, a slow down in seamless apparel and the sluggishness of the economy in general.

     Nylon gross profit decreased $34.1 million and gross margin decreased from 13.7% in 2000 to 7.0% in 2001. This was primarily attributable to the lower sales volumes and prices and higher per unit fixed manufacturing costs, offset, in part, by lower average fiber prices per pound.

     Selling, general and administrative expense for the nylon segment decreased $0.5 million in fiscal 2001. This reduction is due mainly to the cost cutting initiatives implemented at the end of the third fiscal quarter.

  All Other

     The "All Other" segment primarily reflects the Company's majority owned subsidiary, UTG established in May 1999. UTG is a domestic automation solutions provider. This entity was in place for effectively the entire 2001 fiscal year, however the consulting portion of this business was sold at the end of the reporting period. The higher selling, general and administrative expenses in the current year reflect additional costs incurred in early terminating certain office leases in the second fiscal quarter. The remaining UTG operations are now conducting business under the name Cimtec Automation, Inc. and involve the sale and repair of certain computer hardware.

  Consolidated Operations

     For the year ended June 24, 2001, the Company recorded an $8.7 million provision for bad debts in response to continued difficult industry conditions. This amount is consistent with that recorded in the prior year.

     Interest expense decreased slightly from $30.3 million in fiscal 2000 to $30.1 million in fiscal 2001. The weighted average interest rate of our debt outstanding at June 24, 2001 was 6.6%. Interest income remained consistent between 2001 and 2000.

     Other expense increased from $1.1 million in 2000 to $7.6 million in 2001. This loss for 2001 includes $9.5 million in losses for foreign currency related transactions including a loss of $4.7 million on foreign currency derivative contracts denominated in Euro for which hedge accounting was terminated upon the cancellation of the proposed project. These losses were offset, in part, by amounts recovered for an insurance claim, a government grant program associated with a start-up operation and a duty-drawback claim associated with prior periods.

     Earnings (losses) from our equity affiliates, Parkdale America, LLC. (the "LLC"), Micell Technologies, Inc. ("Micell"), UNIFI-SANS Technical Fibers, LLC ("UNIFI-SANS") and U.N.F. Industries, Ltd. ("U.N.F.") totaled $2.9 million in fiscal 2001 compared with $(3.0) million in fiscal 2000. The increase in earnings is primarily attributable to improved earnings of the LLC and the recognition of reduced losses for Micell.

     Minority interest expense for fiscal 2001 was $2.6 million compared to $9.5 million in the prior year. This charge primarily relates to the minority interest share of the earnings of Unifi Textured Polyester, LLC ("UTP") formed with Burlington Industries on May 29, 1998. Unifi, Inc. has an 85.42% ownership interest in this entity and Burlington has a 14.58% interest. However, for the first five years, Burlington is entitled to receive the first $9.4 million of earnings and the first $12.0 million in excess cash flows generated by this business. After the first five years, earnings and cash flows of UTP will be allocated based on ownership percentages.

     In the fourth quarter of the current fiscal year, the Company recorded its share of the anticipated costs of closing DuPont's Cape Fear, North Carolina facility, one of DuPont's facilities involved in the manufacturing alliance (the "Alliance") between DuPont and Unifi. The Alliance was formed to integrate each company's polyester partially oriented yarn (POY) manufacturing facilities into a single production unit and is expected to enable each company to match production with the best assets available, significantly improving product quality and yields. On April 4, 2001, DuPont shut its Cape Fear POY facility allowing for the acceleration of the benefits of the Alliance by shutting down older filament manufacturing operations and transferring production to lower cost, more modern and flexible assets. As a result of DuPont shutting down the Cape Fear facility, the Company recognized a $15.0 million charge for its 50% share of the severance and costs to dismantle the facility. Unifi's share of the cost to close this facility will be paid over the eighteen-month period commencing July 2001 and ending December 2002. Subsequent to the shut down, the Company will receive from DuPont cash distributions for its 50% share of the cash fixed costs eliminated as a result of the Cape Fear shut down. Additionally, it is expected that the Company will begin realizing other costs savings and synergies from the Alliance.

     In the current year, the Company recorded charges of $7.6 million for severance and employee related costs and $24.5 million for asset impairments and write-downs. The majority of these charges relate to U.S. and European operations and include plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that are being held for sale. The plant closing and consolidations of the manufacturing and distribution systems are aimed at improving the overall efficiency and effectiveness of our operations and reducing our fixed cost structure in response to decreased sales volumes.

     The severance and other employee related costs provide for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notice of the termination was made to all employees prior to March 24, 2001 and substantially all affected personnel were terminated by the end of April 2001. Severance will be paid in accordance with various plan terms, which vary from lump sum to a payout over a maximum of 21 months ending December 2002. Additionally, this charge includes costs associated with medical and dental benefits for former employees no longer providing services to the Company and provisions for certain consultant agreements for which no future benefit is anticipated.

     The charge for impairment and other write-down of assets includes $18.6 million for the write down of duplicate or less efficient property, plant and equipment to their fair value less disposal cost and the write down of certain non-core assets which are held for sale. It is anticipated that the remaining non-core assets and business will be sold prior to the end of calendar 2001. Additionally, an impairment charge of $5.9 million was recorded for the write down to fair value of assets, primarily goodwill, associated with the European polyester dyed yarn operation and Colombian nylon covering operation as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. These reviews were prompted by ongoing excess manufacturing capacity issues and lack of competitiveness of these businesses.

     The Company recognized a tax benefit in the current year at a 20.6% effective tax rate compared to an effective tax rate on the consolidated provision recorded in fiscal 2000 at 31.7%. The difference between the statutory and effective tax rate in fiscal 2001 is primarily due to the fact that substantially no tax benefit has been recognized on losses sustained by foreign subsidiaries, as the recoverability of such tax benefits through loss carryforward or carryback is not assured.

     As a result of the above, the Company realized during the current year a net loss of $44.7 million, or $(.83) per diluted share, compared to net income in fiscal year 2000 of $38.0 million, or $.65 per diluted share.

     Effective June 26, 2000, the Company began accounting for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recorded on the balance sheet at fair value. There was no cumulative effect adjustment of adopting this accounting standard. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions. The Company does not enter into derivative financial instruments for trading purposes.

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

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In the current year, the Company recorded and subsequently wrote off approximately $4.7 million of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts outstanding for anticipated purchase commitments that were subsequently canceled were unwound by entering into sales contracts with identical remaining maturities and contract values. These purchase and sales contracts continue to be marked to market with offsetting gain and losses. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 15, 2001 and March 21, 2002, respectively.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
140). SFAS 140 replaces Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 140 revises the standards for accounting and for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125's provisions. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. This standard is applied prospectively and was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have any effect on the Company's results of operation or financial position.

     In September 2000, the Emerging Issues Task Force (EITF) issued EITF Abstract 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that any amounts billed to a customer for a sales transaction related to shipping or handling should be classified as revenues. Costs associated with providing this service is an accounting policy disclosure and a company may adopt a policy of including such costs in their cost of sales line item. The Company was required to adopt EITF 00-10 in the fourth quarter of fiscal year 2001. The Company historically has included revenues earned for shipping and handling in the net sales line item in the Consolidated Results of Operations. Costs to provide this service were either historically included in net sales, for shipping costs, or in cost of sales, for handling expenses. Upon the adoption of EITF 00-10 the Company has reclassified the presentation of shipping costs from net sales to cost of sales and has restated all prior periods to conform with the current year format. Adopting EITF 00-10 had no impact on the Company's results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS 141) and No. 142 "Goodwill and Other Intangible Assets (SFAS 142)." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after this date. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001.

     SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under certain conditions, for impairment in accordance with this standard. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121)." The amortization of goodwill included in investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company anticipates that it will apply the new accounting rules beginning June 25, 2001. The Company is currently assessing the financial impact SFAS 141 and 142 will have on the consolidated financial statements. In fiscal 2001, the amortization expense associated with remaining goodwill approximated $3.3 million.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). This standard applies to all entities and addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the financial impact that adopting SFAS 143 will have on the consolidated financial statements.

FISCAL 2000

     Following is a summary of operating income by segment for fiscal years 2000 and 1999, as reported regularly to the Company's management. Note that polyester and nylon segment net sales and cost of sales amounts and certain associated dollar and percent changes between fiscal years have been restated to conform with current year presentation.

                                                                                ALL
                                                       POLYESTER    NYLON      OTHER      TOTAL
                                                       ---------   --------   -------   ----------
                                                                 (AMOUNTS IN THOUSANDS)
Fiscal 2000
  Net sales..........................................  $861,865    $409,841   $31,917   $1,303,623
  Cost of sales......................................   757,580     353,739    21,024    1,132,343
  Selling, general and administrative................    37,713      15,103     9,952       62,768
                                                       --------    --------   -------   ----------
  Segment operating income...........................  $ 66,572    $ 40,999   $   941   $  108,512
                                                       ========    ========   =======   ==========
Fiscal 1999
  Net sales..........................................  $832,642    $450,248   $ 1,561   $1,284,451
  Cost of sales......................................   729,414     386,011     1,090    1,116,515
  Selling, general and administrative................    38,518      16,271       533       55,322
                                                       --------    --------   -------   ----------
  Segment operating income (loss)....................  $ 64,710    $ 47,966   $   (62)  $  112,614
                                                       ========    ========   =======   ==========

     As described in Consolidated Financial Statements Footnote 9 ("Business Segments, Foreign Operations and Concentrations of Credit Risk"), the adjustments to revenues and expenses required to reconcile the operating segments to consolidated results are comprised primarily of intersegment sales and cost of sales eliminations, the provision for bad debts and various expenses reported internally at a consolidated level.

  Polyester Operations

     In fiscal 2000, polyester net sales increased $29.2 million, or 3.5% compared to fiscal 1999. The increase over fiscal year 1999 is primarily attributable to the acquisition of our Brazilian operation in the fourth fiscal quarter of 1999 and the acquisition of our dyed yarn operation in England at the end of our fiscal third quarter. Net domestic sales increased slightly over fiscal 1999 due to strength in our dyeing and twisting operations, offset slightly by pricing pressures in our natural textured business. Internationally, sales in local currency of our Irish Operation declined 5.4% for the year due to lower average selling prices. Volume for our Irish operations increased approximately 2.1% for the year. The currency exchange rate change from the prior year to the current year adversely effected sales translated to U.S. dollars for this operation by $13.0 million.

     As described in the Consolidated Financial Statements Footnote 10 ("Derivative Financial Instruments and Fair Value of Financial Instruments"), the Company utilizes foreign currency forward contracts to hedge exposure for sales in foreign currencies based on anticipated sales orders. Also, the purchases and borrowings in those foreign currencies in which the Company has exchange rate exposure provide a natural hedge and mitigate the effect of adverse fluctuations in exchange rates.

     Gross profit on sales for our polyester operations increased $1.0 million over fiscal year 1999. Gross margin (gross profit as a percentage of net sales) declined from 12.4% in fiscal year 1999 to 12.1% in fiscal year 2000. In the prior year, gross margin for this segment was adversely impacted by a $4.0 million charge for an early retirement package offered to employees. Gross margin in fiscal 2000 declined primarily as a function of higher raw material prices. Offsetting the effects of higher raw material prices were lower manufacturing costs and increased sales for this segment.

     Selling, general and administrative expenses for this segment declined $0.8 million from 1999 to 2000. In the prior year, this segment was allocated $5.7 million in selling, general and administrative expenses for the above mentioned early retirement package. Absent this charge, the current year selling, general and administrative expenses for this segment would have increased $4.9 million. This increase is primarily attributable to the start-up of our Brazilian operation, which was only in operation two months of the prior year as well as the increase in this segment's share of increased expenses incurred by our majority-owned subsidiary, UTG. This subsidiary was formed in May 1999 and is a domestic automation solutions provider.

  Nylon Operations

     In fiscal 2000, nylon net sales decreased $40.4 million, or 9.0% compared to fiscal 1999. Unit volumes for fiscal 2000 decreased by 5.3%, while average sales prices, based on product mix, decreased 3.9%. The reductions in sales volume and price are primarily attributable to the continuing softness of the ladies hosiery market.

     Nylon gross profit decreased $8.1 million and gross margin decreased from 14.3% in 1999 to 13.7% in 2000. This segment's share of the prior year early retirement plan costs impacting gross profit was $2.6 million. Before the effect of the prior year early retirement expense, gross profit from 1999 to 2000 declined $10.7 million. This was primarily attributable to lower sales volume and the shift in product mix caused by softness in the hosiery market.

     Selling, general and administrative expense allocated to the nylon segment decreased $1.2 million in fiscal 2000. The nylon segment selling, general and administrative expenses in fiscal 1999 included a charge of $2.5 million for the aforementioned early retirement plan. Before the effect of this charge, selling general and administrative expenses for this segment would have increased $1.3 million. This increase is primarily attributable to this segment's share of increased selling, general and administrative expenses generated by UTG.

  All Other

     The "All Other" segment primarily reflects the Company's majority owned subsidiary, UTG established in May 1999. UTG is a domestic automation solutions provider.

  Consolidated Operations

     In fiscal year 2000, the Company recorded an $8.0 million provision for bad debts resulting from the general decline of industry conditions.

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

     Interest income improved by $373 thousand from 1999 to 2000 primarily as a result of higher levels of invested funds generated by our Irish operation. Other expense increased from $440 thousand to $1.1 million from 1999 to 2000. Other income and expense was negatively impacted in fiscal year 2000 by a $2.6 million write-off related to the abandonment of certain equipment associated with domestic plant consolidations and $1.7 million in currency losses. These amounts were offset, in part, by a $1.1 million gain recognized for insurance proceeds recovered for a claim filed for property damage sustained by a tornado and a $0.6 million gain recognized on the sale of an investment.

     Earnings (losses) from our equity affiliates, Parkdale America, LLC. (the "LLC") and Micell Technologies, Inc. ("Micell"), net of related amortization, totaled $(3.0) million in fiscal 2000 compared with $4.2 million in fiscal 1999. The decline in earnings is primarily attributable to the reduced earnings of the LLC and higher start-up expenses at Micell.

     Minority interest expense for fiscal 2000 was $9.5 million compared to $9.4 million in the prior year. This charge primarily relates to the minority interest share of the earnings of Unifi Textured Polyester LLC ("UTP) formed with Burlington Industries on May 29, 1998. Unifi, Inc. has an 85.42% ownership interest in this entity and Burlington has a 14.58% interest. However, for the first five years, Burlington is entitled to receive the first $9.4 million in earnings and the first $12.0 in excess cash flows generated by the business. After the first five years, earnings and cash flows of UTP will be allocated based on ownership percentages.

     The effective tax rate decreased from 32.5% in 1999 to 31.7% in 2000. The difference between the statutory and effective tax rate in fiscal 2000 is primarily due to a reduction of income taxes achieved through the reversal of previously established reserves due to resolution of outstanding issues with taxing authorities.

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

     As a result of the above, the Company realized during fiscal year 2000 net income of $38.0 million, or $0.65 per diluted share, compared to $56.3 million, or $.93 per diluted share for the prior fiscal year period. Before the previously described cumulative effect of an accounting change in the prior year, earnings would have been $59.0 million or $0.97 per diluted share.

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

     Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance to produce polyester filament yarn. The alliance is expected to optimize Unifi's and DuPont's partially oriented yarn (POY) manufacturing facilities, increase manufacturing efficiency and improve product quality. Under its terms, DuPont and Unifi will cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation will shift commodity yarns from our Yadkinville facility to DuPont's Kinston plant, and bring high-end specialty production to Yadkinville from Kinston and Cape Fear. The companies will split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies will collectively attempt to increase profitability through the development of new products. Likewise, the costs incurred and benefits derived from the product innovations will be split equally. DuPont and Unifi will continue to own and operate their respective sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace and will use DuPont technology to expand the specialty product range at each company's sites. Unifi will continue to provide textured yarn to the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations continues to be a primary source of funds to finance operating needs and long-term investment requirements, including capital expenditures. Cash generated from operations was $151.6 million for fiscal 2001, compared to $126.5 million for fiscal 2000. The primary sources of cash from operations were reduced receivables and inventories of $14.2 million and $17.2 million, respectively, increased payables and accruals of $3.3 million and non-cash adjustments aggregating $148.6 million. Depreciation and amortization of $90.1 million, the provision for doubtful accounts of $15.0 million, and the non-cash portion of non-recurring charges of $43.5 million were the primary components of the non-cash adjustments. The current year cash from operations was positively impacted by distributions from unconsolidated equity affiliates of current and prior year earnings of $26.1 million which exceeded the Company's equity in earnings of unconsolidated subsidiaries by $23.2 million. Offsetting these sources were the net loss for fiscal year 2001 of $44.7 million as well as a decrease of income taxes payable of $10.0 million and a reduction of the deferred tax liability by $1.6 million. Working capital changes have been adjusted to exclude the effects of acquisitions and currency translation. Working capital at June 24, 2001, of $63.7 million reflect the classification of the outstanding balance under the revolving line of credit of $6.5 million and the accounts receivable securitization of $70.1 million as current liabilities, pending renegotiation or refinancing of these obligations, which is expected to occur by October 31, 2001, as further discussed in the sixth and seventh following paragraphs.

     The Company utilized $222 thousand for net investing activities and $166.4 million for net financing activities during fiscal 2001. Significant expenditures during this period included $42.3 million for capacity expansions and upgrading of facilities, $15.5 million for investments in unconsolidated equity affiliates (including U.N.F. and UNIFI-SANS) and $2.2 million for acquisitions. A significant component of capital expenditures included the remaining construction costs for the Company's Unifi Technical Fabrics nonwoven operation, which was then sold in June 2001. Additionally, $16.6 million was expended for the purchase and retirement of Company common stock, $12.0 million for distributions and advances to minority interest shareholders and $137.4 million for net retirements of long-term debt. The Company obtained $41.7 million from the sale of capital assets, including $39.4 million for its non-wovens business and the consulting portion of Unifi Technology Group.

     At June 24, 2001, the Company has committed approximately $20.0 million for capital expenditures during fiscal 2002.

     During the March quarter of 2001 Parkdale America LLC (the"LLC"), an unconsolidated equity affiliate of the Company, completed the recapitalization of its balance sheet. Following the completion of this recapitalization, the LLC distributed cash to the Company and Parkdale Mills, Inc. ("Mills") in the amount of $49.2 million and $95.5 million, respectively. Of the $49.2 million remitted to the Company, $23.5 million represents a distribution of current and prior period earnings and $25.7 million represents a return of capital. Unifi retained its 34% ownership position and Mills retained its 66% ownership in the LLC following this distribution.

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

     Effective July 26, 2000, the Board of Directors increased the Company's remaining authorization to repurchase up to 10.0 million shares of the Company's common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate and financially prudent. However, it is anticipated that the Company will not repurchase significant shares in fiscal year 2002 but instead will continue to focus its efforts on the repayment of long-term debt.

     Effective December 20, 2000, the Company refinanced their $400 million credit facility with a new unsecured three year $250 million revolving bank credit facility. Additionally, the Company entered into a $100 million trade receivables financing agreement (the "Receivables Agreement") that is secured by its domestic and certain foreign accounts receivable. The Receivables Agreement does not have a stated maturity but is terminable at the option of the Company with a five-day written notice. The Company has classified the $70.1 million outstanding at June 24, 2001, as a current maturity of long-term debt, pending renegotiation of the revolving credit facility discussed in the following paragraph, despite the intent of the Company to continue the Receivables Agreement on a long-term basis. Loans under the new credit facility initially bear interest at LIBOR plus .825% and advances under the receivables financing agreement bear interest at the applicable commercial paper rate plus .30%. The weighted average interest rates for the borrowings made from the revolver and the accounts receivable securitization from December 20, 2000 through June 24, 2001 were 6.60% and 5.92%, respectively. As of June 24, 2001, the Company had unused capacity of approximately $243.5 million under the terms of the new revolving credit facility.

     The loans under the new revolving credit facility include financial covenants that required, at June 24, 2001, tangible net worth of $396.1 million, a maximum leverage ratio of 3.25 and a minimum interest coverage ratio of 2.50. The Company was in default of the interest coverage covenant of the new revolving credit facility at June 24, 2001. As a result, the Company has obtained a waiver through October 31, 2001, which reduced the facility from $250 million to $150 million and raised the effective interest rate approximately 2.0%. The

Company is currently in discussions with the lending group and others to secure a more flexible long-term borrowing arrangement. The outstanding balance of the revolving credit facility of $6.5 million at June 24, 2001 has been classified as a current maturity of long-term debt. The Company believes that its current financial position as well as its cash flow from operations and available collateral will allow it to refinance the revolving credit facility on acceptable terms.

     The current business climate for U.S. based textile manufactures in extremely challenging due to disparate worldwide production capacity and demand. This situation does not appear that it will reverse in the foreseeable future. This highly competitive environment has resulted in a declining market for the Company, domestically and abroad. Consequently, management took certain consolidation and cost reduction actions during the year to align our capacity with current market demands. Management feels confident that a long-term, stable financing arrangement will be negotiated which will continue to enable the Company, in combination with its current financial position, the ability to meet working capital and long-term investment needs and pursue strategic business opportunities.

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report contain forward-looking statements within the meaning of federal security laws about the Company's financial condition and results of operations that are based on management's current expectations, estimates and projections about the markets in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise. Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in capital expenditures and long-term investments (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See the information included in the Consolidated Financial Statements Footnote 10 ("Derivative Financial Instruments and Fair Value of Financial Instruments") on pages 34 and 35 of this Report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's report of independent auditors and consolidated financial statements and related notes follow on subsequent pages of this Report.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Unifi, Inc.

     We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 24, 2001, and June 25, 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 24, 2001. Our audits also include the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 24, 2001 and June 25, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 24, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greensboro, North Carolina
July 19, 2001

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 24, 2001   JUNE 25, 2000
                                                              -------------   -------------
                                                                 (AMOUNTS IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $    6,634      $   18,778
  Receivables...............................................      171,744         214,001
  Inventories...............................................      124,434         147,640
  Other current assets......................................        6,882           2,958
                                                               ----------      ----------
          Total current assets..............................      309,694         383,377
                                                               ----------      ----------
Property, plant and equipment:
  Land......................................................        5,712           5,560
  Buildings and air conditioning............................      237,767         239,245
  Machinery and equipment...................................      821,100         853,553
  Other.....................................................      145,348         152,112
                                                               ----------      ----------
                                                                1,209,927       1,250,470
Less accumulated depreciation...............................      647,614         592,083
                                                               ----------      ----------
                                                                  562,313         658,387
Investment in unconsolidated affiliates.....................      173,502         208,918
Other noncurrent assets.....................................       91,810         104,082
                                                               ----------      ----------
                                                               $1,137,319      $1,354,764
                                                               ==========      ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  100,086      $   97,875
  Accrued expenses..........................................       59,866          50,160
  Income taxes payable......................................           72           2,430
  Current maturities of long-term debt and other current
     liabilities............................................       85,962         217,308
                                                               ----------      ----------
          Total current liabilities.........................      245,986         367,773
                                                               ----------      ----------
Long-term debt and other liabilities........................      259,188         261,830
                                                               ----------      ----------
Deferred income taxes.......................................       80,307          86,046
                                                               ----------      ----------
Minority interests..........................................       11,295          16,677
                                                               ----------      ----------
Shareholders' equity:
  Common stock..............................................        5,382           5,516
  Capital in excess of par value............................           --              --
  Retained earnings.........................................      589,360         649,444
  Unearned compensation.....................................       (1,203)         (1,260)
  Accumulated other comprehensive loss......................      (52,996)        (31,262)
                                                               ----------      ----------
                                                                  540,543         622,438
                                                               ----------      ----------
                                                               $1,137,319      $1,354,764
                                                               ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                         -------------   -------------   -------------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................................   $1,131,157      $1,291,435      $1,262,278
                                                          ----------      ----------      ----------
Cost of sales..........................................    1,034,044       1,127,864       1,087,728
Selling, general and administrative expense............       62,786          58,063          55,338
Provision for bad debts................................        8,697           8,694           1,129
Interest expense.......................................       30,123          30,294          27,459
Interest income........................................       (2,549)         (2,772)         (2,399)
Other (income) expense.................................        7,582           1,052             440
Equity in (earnings) losses of unconsolidated
  affiliates...........................................       (2,930)          2,989          (4,214)
Minority interest......................................        2,590           9,543           9,401
Alliance plant closure costs...........................       15,000              --              --
Asset impairments and write downs......................       24,541              --              --
Employee severance and related charges.................        7,545              --              --
                                                          ----------      ----------      ----------
Income (loss) before income taxes and cumulative effect
  of accounting change.................................      (56,272)         55,708          87,396
Provision (benefit) for income taxes...................      (11,598)         17,675          28,369
                                                          ----------      ----------      ----------
Income (loss) before cumulative effect of accounting
  change...............................................      (44,674)         38,033          59,027
Cumulative effect of accounting change (net of
  applicable income taxes of $1,696 for June 27,
  1999)................................................           --              --           2,768
                                                          ----------      ----------      ----------
          Net income (loss)............................   $  (44,674)     $   38,033      $   56,259
                                                          ==========      ==========      ==========
Earnings (losses) per common share:
  Income (loss) before cumulative effect of accounting
     change............................................   $     (.83)     $      .65      $      .97
  Cumulative effect of accounting change...............           --              --            (.04)
                                                          ----------      ----------      ----------
          Net income (loss) per common share...........   $     (.83)     $      .65      $      .93
                                                          ==========      ==========      ==========
Earnings (losses) per common share -- assuming
  dilution:
  Income (loss) before cumulative effect of accounting
     change............................................   $     (.83)     $      .65      $      .97
  Cumulative effect of accounting change...............           --              --            (.04)
                                                          ----------      ----------      ----------
          Net income (loss) per common share...........   $     (.83)     $      .65      $      .93
                                                          ==========      ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                       CONSOLIDATED STATEMENTS OF CHANGES
            IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                  CAPITAL IN                                  OTHER
                           SHARES       COMMON    EXCESS OF    RETAINED      UNEARNED     COMPREHENSIVE
                         OUTSTANDING    STOCK     PAR VALUE    EARNINGS    COMPENSATION   INCOME (LOSS)
                         -----------   --------   ----------   ---------   ------------   -------------
                                                     (AMOUNTS IN THOUSANDS,
Balance June 28,
  1998.................    61,634       $6,163     $ 22,454    $618,128      $    --        $(10,548)
                           ======       ======     ========    ========      =======        ========
  Purchase of stock....    (2,112)        (211)     (23,092)    (16,034)          --              --
  Options exercised....        26            3          651          --           --              --
  Currency translation
    adjustments........        --           --           --          --           --          (7,635)
  Net income...........        --           --           --      56,259           --              --
                           ------       ------     --------    --------      -------        --------
Balance June 27,
  1999.................    59,548        5,955           13     658,353           --         (18,183)
                           ======       ======     ========    ========      =======        ========
  Purchase of stock....    (4,462)        (446)        (840)    (47,623)          --              --
  Options exercised....         1           --           14          --           --              --
  Grantor's trust tax
    benefit............        --           --           --         681           --              --
  Stock forfeited to
    satisfy income tax
    withholding........       (53)          (5)        (630)         --           --              --
  Issuance of
    restricted stock...       129           12        1,443          --       (1,455)             --
  Amortization of
    restricted stock...        --           --           --          --          195              --
  Currency translation
    adjustments........        --           --           --          --           --         (13,079)
  Net income...........        --           --           --      38,033           --              --
                           ------       ------     --------    --------      -------        --------
Balance June 25,
  2000.................    55,163        5,516           --     649,444       (1,260)        (31,262)
                           ======       ======     ========    ========      =======        ========
  Purchase of stock....    (1,436)        (144)      (1,020)    (15,410)          --              --
  Issuance of
    restricted stock...       104           10        1,020          --       (1,030)             --
  Amortization of
    restricted stock...        --           --           --          --        1,087              --
  Currency translation
    adjustments........        --           --           --          --           --         (21,734)
  Net income (loss)....        --           --           --     (44,674)          --              --
                           ------       ------     --------    --------      -------        --------
Balance June 24,
  2001.................    53,831       $5,382     $     --    $589,360      $(1,203)       $(52,996)
                           ======       ======     ========    ========      =======        ========

                             TOTAL       COMPREHENSIVE
                         SHAREHOLDERS'   INCOME(LOSS)
                            EQUITY          NOTE 1
                         -------------   -------------
                            (AMOUNTS IN THOUSANDS,
Balance June 28,
  1998.................    $636,197        $116,406
                           ========        ========
  Purchase of stock....     (39,337)             --
  Options exercised....         654              --
  Currency translation
    adjustments........      (7,635)         (7,635)
  Net income...........      56,259          56,259
                           --------        --------
Balance June 27,
  1999.................     646,138          48,624
                           ========        ========
  Purchase of stock....     (48,909)             --
  Options exercised....          14              --
  Grantor's trust tax
    benefit............         681              --
  Stock forfeited to
    satisfy income tax
    withholding........        (635)             --
  Issuance of
    restricted stock...          --              --
  Amortization of
    restricted stock...         195              --
  Currency translation
    adjustments........     (13,079)        (13,079)
  Net income...........      38,033          38,033
                           --------        --------
Balance June 25,
  2000.................     622,438          24,954
                           ========        ========
  Purchase of stock....     (16,574)             --
  Issuance of
    restricted stock...          --              --
  Amortization of
    restricted stock...       1,087              --
  Currency translation
    adjustments........     (21,734)        (21,734)
  Net income (loss)....     (44,674)        (44,674)
                           --------        --------
Balance June 24,
  2001.................    $540,543        $(66,408)
                           ========        ========

    The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                           -------------   -------------   -------------
                                                                      (AMOUNTS IN THOUSANDS)
Cash and cash equivalents at beginning of year...........    $  18,778        $44,433        $   8,372
Operating activities:
  Net income (loss)......................................      (44,674)        38,033           56,259
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change (net of
       applicable income taxes)..........................           --             --            2,768
     (Earnings) losses of unconsolidated equity
       affiliates, net of distributions..................       23,204          6,200            5,287
     Depreciation........................................       81,114         82,750           82,945
     Amortization........................................        9,035          7,778            6,931
     Non-cash portion of non-recurring charges...........       43,478             --               --
     Deferred income taxes...............................       (1,554)        10,692            4,641
     Provision for bad debts and quality claims..........       14,985         14,866            6,241
     Other...............................................           72          2,135              415
     Changes in assets and liabilities, excluding effects
       of acquisitions and foreign currency adjustments:
       Receivables.......................................       14,223        (39,257)          28,234
       Inventories.......................................       17,221        (18,088)          16,320
       Other current assets..............................        1,214         (1,330)            (948)
       Payables and accruals.............................        3,285         27,118          (13,959)
       Income taxes......................................       (9,971)        (4,430)          14,697
                                                             ---------        -------        ---------
          Net -- operating activities....................      151,632        126,467          209,831
                                                             ---------        -------        ---------
Investing activities:
  Capital expenditures...................................      (42,337)       (58,609)        (118,846)
  Acquisitions...........................................       (2,159)        (7,953)         (27,112)
  Investments in unconsolidated equity affiliates........      (15,537)       (16,069)         (10,000)
  Return of capital from equity affiliates...............       25,743             --               --
  Investment of foreign restricted assets................       (6,770)            --               --
  Sale of capital assets.................................       41,725          5,637              847
  Other..................................................         (887)        (1,138)          (4,508)
                                                             ---------        -------        ---------
          Net -- investing activities....................         (222)       (78,132)        (159,619)
                                                             ---------        -------        ---------
Financing activities:
  Borrowing of long-term debt............................      355,009         72,342           97,000
  Repayment of long-term debt............................     (492,450)       (81,589)         (61,596)
  Issuance of Company stock..............................           --             14              654
  Purchase and retirement of Company stock...............      (16,574)       (48,909)         (39,337)
  Distributions and advances to minority shareholders....      (12,000)       (12,000)          (9,000)
  Other..................................................         (375)           287              249
                                                             ---------        -------        ---------
          Net -- financing activities....................     (166,390)       (69,855)         (12,030)
                                                             ---------        -------        ---------
Currency translation adjustment..........................        2,836         (4,135)          (2,121)
                                                             ---------        -------        ---------
Net increase (decrease) in cash and cash equivalents.....      (12,144)       (25,655)          36,061
                                                             ---------        -------        ---------
Cash and cash equivalents at end of year.................    $   6,634        $18,778        $  44,433
                                                             =========        =======        =========

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES AND FINANCIAL STATEMENT INFORMATION

     Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries. The portion of the income applicable to noncontrolling interests in the majority-owned operations is reflected as minority interests in the Consolidated Statements of Operations. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended three months or less prior to the dates of the Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated. Investments in 20 to 50% owned companies and partnerships where the Company is able to exercise significant influence, but not control, are accounted for by the equity method and, accordingly, consolidated income includes the Company's share of the affiliates' income or losses.

     Fiscal Year: The Company's fiscal year is the fifty-two or fifty-three weeks ending the last Sunday in June. All three fiscal years presented consist of fifty-two weeks.

     Reclassification: The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

     Revenue Recognition: Revenues from sales are recognized at the time shipments are made and include amounts billed to customers for shipping and handling. Costs associated with shipping and handling are included in cost of sales in the Consolidated Statements of Operations.

     Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of shareholders' equity and included in comprehensive income (loss). Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary's functional currency) are included in other income or expense in the Consolidated Statements of Operations.

     Cash and Cash Equivalents: Cash equivalents are defined as short-term investments having an original maturity of three months or less.

     Receivables: Certain customer accounts receivable are factored without recourse with respect to credit risk. Factored accounts receivable at June 24, 2001, and June 25, 2000, were $34.7 million and $42.9 million, respectively. An allowance for losses is provided for known and potential losses arising from yarn quality claims and receivables from customers not factored based on a periodic review of these accounts. Reserves for such losses were $9.9 million at June 24, 2001 and $17.2 million at June 25, 2000.

     Inventories: The Company utilizes the last-in, first-out ("LIFO") method for valuing certain inventories representing 47.0% of all inventories at June 24, 2001, and the first-in, first-out ("FIFO") method for all other inventories. Inventory values computed by the LIFO method are lower than current market values. Inventories valued at current or replacement cost would have been approximately $5.0 million and $5.9 million in excess of the LIFO valuation at June 24, 2001, and June 25, 2000, respectively. The Company experienced a LIFO liquidation in the current fiscal year resulting in the recognition of approximately $0.4 million in pre-tax income. Finished goods, work in process, and raw materials and supplies at June 24, 2001, and June 25, 2000, amounted to $64.5 million and $81.2 million; $12.5 million and $17.0 million; and $47.4 million and $49.4 million, respectively.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years.

     Other Noncurrent Assets: Other noncurrent assets at June 24, 2001, and June 25, 2000, consist primarily of the cash surrender value of key executive life insurance policies ($9.3 million and $7.7 million); unamortized bond issue costs and debt origination fees ($6.1 million and $5.9 million); and acquisition related assets consisting of the excess cost over fair value of net assets acquired and other intangibles ($64.6 million and $82.6 million), respectively. Debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method. The acquisition related assets have been amortized on the straight-line method over periods ranging between five and thirty years. See Recent Accounting Pronouncements in this footnote for anticipated changes in amortizing and impairment testing of acquisition related assets for periods beginning after fiscal year 2001. Accumulated amortization at June 24, 2001, and June 25, 2000, for debt origination costs and acquisition related assets was $29.9 million and $26.6 million, respectively. See Footnote 15 "Consolidation and Cost Reduction Efforts" for further discussion on current year activity impacting noncurrent assets.

     Long-Lived Assets: Long-lived assets, including the excess cost over fair value of net assets acquired, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted cashflows are not adequate to cover the asset carrying value, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cashflows. See Recent Accounting Pronouncements in this footnote for anticipated changes in amortizing and impairment testing of acquisition related assets for periods beginning after fiscal year 2001.

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

     Earnings (Losses) Per Share: The following table details the computation of basic and diluted earnings (losses) per share:

                                                   JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                   -------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Numerator:
  Income (loss) before cumulative effect of
     accounting change...........................    $(44,674)        $38,033         $59,027
  Cumulative effect of accounting change.........          --              --           2,768
                                                     --------         -------         -------
  Net income (loss)..............................    $(44,674)        $38,033         $56,259
                                                     ========         =======         =======
Denominator:
  Denominator for basic earnings (losses) per
     share -- weighted average shares............      53,868          58,488          60,568
  Effect of dilutive securities:
     Stock options...............................          --              19               2
     Restricted stock awards.....................          --               4              --
                                                     --------         -------         -------
  Diluted potential common shares denominator for
     diluted earnings (losses) per
     share -- adjusted weighted average shares
     and assumed conversions.....................      53,868          58,511          60,570
                                                     ========         =======         =======

     Stock-Based Compensation: With the adoption of SFAS 123, the Company elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value-based method encouraged by SFAS 123 been applied, compensation expense would have been recorded on the 230,805 options granted in fiscal 2001, the 1,975,570 options granted in fiscal 2000 and the 414,000 options granted in fiscal 1999 based on their respective vesting schedules. The fiscal 2001 and 2000 options vest in annual increments over five years and the fiscal 1999 options vest primarily over two years. Net income (loss) in fiscal 2001, 2000 and 1999 restated for the effect would have been $(49.4) million or $(0.92) per diluted share, $32.7 million or $0.56 per diluted share and $53.3 million or $0.88 per diluted, respectively. The fair value and related compensation expense of the 2001, 2000 and 1999 options were calculated as of the issuance date using the Black-Scholes model with the following assumptions:

OPTIONS GRANTED                                              2001      2000      1999
---------------                                              ----      ----      ----
Expected life (years)......................................  10.0      10.0      10.0
Interest rate..............................................  6.00%     6.00%     6.14%
Volatility.................................................  47.7%     49.5%     49.3%
Dividend yield.............................................    --        --        --

     Comprehensive Income: Comprehensive income includes net income and other changes in net assets of a business during a period from non-owner sources, which are not included in net income. Such non-owner changes may include, for example, available-for-sale securities and foreign currency translation adjustments. Other than net income, foreign currency translation adjustments presently represent the only component of comprehensive income for the Company. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

     Recent Accounting Pronouncements: In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 140 revises the standards for accounting and for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125's provisions. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. This standard is applied prospectively and was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have any effect on the Company's results of operation or financial position.

     In September 2000, the Emerging Issues Task Force (EITF) issued EITF Abstract 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that any amounts billed to a customer for a sales transaction related to shipping or handling should be classified as revenues. Costs associated with providing this service is an accounting policy disclosure and a company may adopt a policy of including such costs in their cost of sales line item. The Company was required to adopt EITF 00-10 in the fourth quarter of fiscal year 2001. The Company historically has included revenues earned for shipping and handling in the net sales line item in the Consolidated Results of Operations. Costs to provide this service were either historically included in net sales, for shipping costs, or in cost of sales, for handling expenses. Upon the adoption of EITF 00-10 the Company has reclassified the presentation of shipping costs from net sales to cost of sales and has restated all prior periods to conform with the current year format. Adopting EITF 00-10 had no impact on the Company's results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS 141) and No. 142 "Goodwill and Other Intangible Assets (SFAS 142)." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after this date. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001.

     SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under certain conditions, for impairment in accordance with this standard. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121)." The amortization of goodwill included in investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company anticipates that it will apply the new accounting rules beginning June 25, 2001. The Company is currently assessing the financial impact SFAS 141 and 142 will have on the consolidated financial statements. In fiscal 2001, the amortization expense associated with remaining goodwill approximated $3.3 million.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). This standard applies to all entities and addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the financial impact that adopting SFAS 143 will have on the consolidated financial statements.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. ACQUISITIONS, ALLIANCES AND DIVESTURES

     On May 22, 2001, the Company assumed operating control of Glen Raven's (Glen Raven) air jet texturing assets located in Altamahaw, North Carolina. This location is capable of producing an estimated 13.0 million pounds of air jet texturing volume making Unifi the United States market leader in the production of air jet textured yarn. The agreement between Glen Raven and the Company is structured as an operating lease whereby the air texturing equipment and manufacturing location will be leased from Glen Raven over a seven-year term. The Glen Raven employees at the Altamahaw plant became Unifi employees.

     On June 22, 2001, the Company completed the previously announced sale of the assets of its wholly owned subsidiary, Unifi Technical Fabrics, LLC, to Avgol Nonwovens Industries of Holon, Israel. There were substantially no sales or other operating activities associated with these assets prior to the date of sale.

     In June 2001, the consulting operations of the Company's majority-owned subsidiary, Unifi Technology Group (UTG) were sold to Camstar Technology Group, Inc. UTG was formed in the fourth quarter of fiscal year 1999 to provide consulting services focused on integrated manufacturing, factory automation and electronic commerce solutions to other domestic manufacturers. Effective June 1, 1999, UTG acquired the assets of Cimtec, Inc. ("Cimtec"), a manufacturing automation solutions provider, for $10.5 million and a minority-ownership interest in the newly combined entity was subsequently sold to certain former Cimtec shareholders and former Unifi executives. The remaining UTG operations, now conducting business under the name Cimtec Automation, Inc., involves the sale and repair of certain computer hardware which was part of the Cimtec business acquired on June 1, 1999.

     The combined sales proceeds from the divestures described in the preceding two paragraphs totaled approximately $39.4 million.

     Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The alliance is expected to optimize Unifi's and DuPont's partially oriented yarn (POY) manufacturing facilities, increase manufacturing efficiency and improve product quality. Under its terms, DuPont and Unifi will cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involves the closing of the DuPont Cape Fear, North Carolina plant and will shift commodity yarns from our Yadkinville, North Carolina facility to DuPont's Kinston, North Carolina plant, and bring high-end specialty production to Yadkinville from Kinston and Cape Fear. The companies will split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies will collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations will be split equally. DuPont and Unifi will continue to own and operate their respective sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace and will use DuPont technology to expand the specialty product range at each company's sites. Unifi will continue to provide textured yarn to the marketplace. At termination of the alliance or at any time after June 1, 2005, Unifi has the option to purchase from DuPont and DuPont has the right to sell to Unifi, DuPont's U.S. polyester filament business for a price within a predetermined fair market value range involving this manufacturing alliance. See Footnote 16 "Alliance Plant Closure Costs" on pages 37 and 38 for additional information involving this alliance.

     On March 8, 2000, the Company acquired Intex Yarns Limited (Intex) located in Manchester, England for approximately $8.0 million plus assumed debt. This acquisition added high quality, package-dyeing capabilities in Europe and compliments the Company's yarn production facility in Letterkenny, Ireland.

     During fiscal 1999, the Company formed Unifi do Brasil, LTDA to acquire the assets of Fairway Polyester, LTDA., a Brazilian company, for $16.6 million effective April 1, 1999.

     The Glen Raven, Intex, Brazilian and Cimtec acquisitions were all accounted for by the purchase method of accounting and accordingly, the net assets and operations have been included in the Company's Consolidated Financial Statements beginning on the date the acquisition was consummated. The transactions are not considered significant to the Company's consolidated net assets or results of operations.

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

4. LONG-TERM DEBT AND OTHER LIABILITIES

     A summary of long-term debt follows:

                                                              JUNE 24, 2001   JUNE 25, 2000
                                                              -------------   -------------
                                                                 (AMOUNTS IN THOUSANDS)
Bonds payable...............................................    $248,651        $248,447
Revolving credit facility dated April 15, 1996..............          --         211,500
Revolving credit facility dated December 20, 2000...........       6,500              --
Accounts receivable securitization..........................      70,085              --
Sale-leaseback obligation...................................       3,020           3,154
Other obligations...........................................      16,894          16,037
                                                                --------        --------
          Total debt........................................     345,150         479,138
Current maturities..........................................      85,962         217,308
                                                                --------        --------
          Total long-term debt and other liabilities........    $259,188        $261,830
                                                                ========        ========

     On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the "Notes") which bear a coupon rate of 6.50% and mature in 2008. The estimated fair value of the Notes, based on quoted market prices, at June 24, 2001, and June 25, 2000, was approximately $195.0 million and $216.9 million, respectively.

     The $400 million revolving credit facility dated April 15, 1996 that was scheduled to mature April 15, 2001 was refinanced in December 2000. The June 25, 2000 outstanding balance was classified as short term due to the scheduled maturity falling within 12 months of the prior fiscal year end. The rate of interest that was charged under this facility was adjusted quarterly based on a pricing grid which considered the ratio of the Company's debt to earnings before income taxes, depreciation, amortization and other non-cash charges. The credit facility provided the Company the option of borrowing at a spread over the base rate (as defined) for base rate loans or the Adjusted London Interbank Offered Rate (LIBOR) for Eurodollar loans. In accordance with the pricing grid, the Company paid a quarterly facility fee ranging from 0.090%-0.150% of the total amount available under the revolving credit facility. The weighted average interest rates for the period this debt was outstanding in the current fiscal year was 6.91% and was 6.12% for the prior fiscal year.

     Effective December 20, 2000, the Company refinanced the above described $400 million credit facility with a new unsecured three year $250 million revolving bank credit facility. Additionally, the Company entered into a $100 million trade receivables financing agreement (the "Receivables Agreement") that is secured by its domestic and certain foreign accounts receivable. The Receivables Agreement does not have a stated maturity but is terminable at the option of the Company with a five-day written notice. The Company has classified the $70.1 million outstanding at June 24, 2001, as a current maturity of long-term debt, pending renegotiation of the revolving credit facility discussed in the following paragraph, despite the intent of the Company to continue the Receivables Agreement on a long-term basis. Loans under the new credit facility initially bear interest at LIBOR plus .825% and advances under the receivables financing agreement bear interest at the applicable commercial paper rate plus
 .30%. The weighted average interest rates for the borrowings made from the revolver and the accounts receivable securitization from December 20, 2000 through June 24, 2001 were 6.60% and 5.92%, respectively. As of June 24, 2001, the Company had unused capacity of approximately $243.5 million under the terms of the new revolving credit facility.

     The loans under the new revolving credit facility include financial covenants that required, at June 24, 2001, tangible net worth of $396.1 million, a maximum leverage ratio of 3.25 and a minimum interest coverage ratio of 2.50. The Company was in default of the interest coverage covenant of the new revolving credit facility at June 24, 2001. As a result, the Company has obtained a waiver through October 31, 2001, which reduced the facility from $250 million to $150 million and raised the effective interest rate approximately 2.0%. The Company is currently in discussions with the lending group and others to secure a more flexible long-term borrowing arrangement. The outstanding balance of the revolving credit facility of $6.5 million at June 24, 2001 has been classified as a current maturity of long-term debt. The Company believes that its current financial position as well as its cash flow from operations and available collateral will allow it to refinance the revolving credit facility on acceptable terms.

     On May 20, 1997, the Company entered into a sales-leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. On June 30, 1997, the Company entered into a Contribution Agreement associated with the formation of Parkdale America, LLC (see Consolidated Financial Statement Footnote 11). As a part of the Contribution Agreement, ownership of a significant portion of the assets financed under the sales-leaseback agreement and the related debt ($23.5 million) were assumed by the LLC. Payments for the remaining balance of the sales-leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next five years are approximately $179 thousand. The interest rate implicit in the agreement is 7.84%.

     Other obligations consist primarily of acquisition-related liabilities and advances from the Brazilian government. Maturities over the next three years are $9.3 million, $7.1 million, $0.5 million, respectively.

     Interest capitalized during fiscal 2001 and 2000 was $2.4 million and $0.6 million, respectively.

5. INCOME TAXES

     The provision for income taxes for fiscal 2001, 2000 and 1999 consists of the following:

                                                   JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                   -------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Currently payable (recoverable):
  Federal........................................    $ (6,005)        $ 6,629         $20,124
  State..........................................         666           1,682           2,951
  Foreign........................................         108            (225)            653
                                                     --------         -------         -------
          Total current..........................      (5,231)          8,086          23,728
                                                     --------         -------         -------
Deferred:
  Federal........................................      (4,239)          9,772          10,219
  State..........................................      (1,325)           (261)         (5,718)
  Foreign........................................        (803)             78             140
                                                     --------         -------         -------
          Total deferred.........................      (6,367)          9,589           4,641
                                                     --------         -------         -------
Income taxes (benefit) before cumulative effect
  of accounting change (1999)....................    $(11,598)        $17,675         $28,369
                                                     ========         =======         =======

     Income taxes/(benefit) were (20.6%), 31.7% and 32.5% of pretax earnings/(losses) in fiscal 2001, 2000 and 1999, respectively. A reconciliation of the provision for income taxes/(benefits) (before cumulative effect of accounting changes in 1999) with the amounts obtained by applying the federal statutory tax rate is as follows:

                                                   JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                   -------------   -------------   -------------
Federal statutory tax rate.......................     (35.0%)          35.0%           35.0%
State income taxes net of federal tax benefit....       (0.5)           3.7             3.1
State tax credits net of federal tax benefit.....       (0.4)          (2.1)           (5.1)
Foreign taxes less than domestic rate............         --             --            (1.8)
Foreign tax benefit of losses less than domestic
  rate...........................................       16.8            2.5              --
Foreign Sales Corporation tax benefit............       (0.8)          (1.1)           (0.7)
Research and experimentation credit..............       (0.1)          (0.1)           (0.1)
Reversal of tax reserves.........................         --           (7.4)             --
Nondeductible expenses and other.................       (0.6)           1.2             2.1
                                                      ------           ----            ----
Effective tax rate...............................     (20.6%)          31.7%           32.5%
                                                      ======           ====            ====

     The deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 24, 2001, and June 25, 2000, were as follows:

                                                              JUNE 24, 2001   JUNE 25, 2000
                                                              -------------   -------------
                                                                 (AMOUNTS IN THOUSANDS)
Deferred tax liabilities:
  Property, plant and equipment.............................    $100,676        $ 97,051
  Investments in equity affiliates..........................      19,297          19,974
  Other.....................................................       1,021             394
                                                                --------        --------
          Total deferred tax liabilities....................    $120,994        $117,419
                                                                ========        ========
Deferred tax assets:
  Accrued liabilities and valuation reserves................      15,397           9,795
  State tax credits.........................................      16,608          16,511
  Other items...............................................       8,682           5,067
                                                                --------        --------
          Total deferred tax assets.........................      40,687          31,373
                                                                --------        --------
          Net deferred tax liabilities......................    $ 80,307        $ 86,046
                                                                ========        ========

6. COMMON STOCK, STOCK OPTION PLANS AND RESTRICTED STOCK

     Common shares authorized were 500 million in 2001 and 2000. Common shares outstanding at June 24, 2001, and June 25, 2000, were 53,825,533 and 55,163,193, respectively.

     On October 21, 1999, the shareholders of the Company approved the 1999 Unifi, Inc. Long-Term Incentive Plan. The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options ("ISO"), Non-Qualified Stock Options ("NQSO") and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. The 230,805 and 1,975,570 options granted in fiscal 2001 and 2000, respectively were all from the 1999 Long-Term Incentive Plan. In addition, the Company has previous ISO plans with 846,357 shares reserved and previous NQSO plans with 1,576,007 shares reserved at year end. No additional options will be issued under any previous ISO or NQSO plan. The transactions for 2001, 2000 and 1999 of all three plans were as follows:

                                                              ISO                          NQSO
                                                   --------------------------   --------------------------
                                                     OPTIONS       WEIGHTED       OPTIONS       WEIGHTED
                                                   OUTSTANDING   AVG. $/SHARE   OUTSTANDING   AVG. $/SHARE
                                                   -----------   ------------   -----------   ------------
Fiscal 1999:
  Granted........................................     309,000       $16.31         105,000       $17.47
  Exercised......................................        (833)       16.31         (25,000)       25.65
  Canceled.......................................     (12,435)       17.48          (6,668)       31.00
  Converted from ISO to NQSO.....................    (391,508)       23.24         391,508        23.24
                                                    ---------       ------       ---------       ------
Shares under option -- end of year...............     846,357       $22.15       1,576,007       $25.29
                                                    =========       ======       =========       ======
Fiscal 2000:
  Granted........................................   1,975,570       $11.90              --       $   --
  Exercised......................................        (833)       16.31              --           --
  Canceled.......................................     (16,500)       22.73        (346,832)       24.74
                                                    ---------       ------       ---------       ------
Shares under option -- end of year...............   2,804,594       $14.93       1,229,175       $25.44
                                                    =========       ======       =========       ======
Fiscal 2001:
  Granted........................................     230,805       $ 9.11              --       $   --
  Canceled.......................................    (177,477)       17.32         (40,000)       29.24
                                                    ---------       ------       ---------       ------
Shares under option -- end of year...............   2,857,922       $14.31       1,189,175       $25.31
                                                    =========       ======       =========       ======

                                                     FISCAL 2001     FISCAL 2000     FISCAL 1999
                                                    -------------   -------------   -------------
ISO:
  Exercisable shares under option -- end of
     year.........................................      1,609,931         829,024         685,918
  Option price range..............................  $11.19-$25.38   $10.19-$25.38   $10.19-$25.38
  Weighted average exercise price for options
     exercisable..................................  $       16.46   $       22.14   $       23.52
  Weighted average remaining life of shares under
     option.......................................            7.4             4.7             6.4
  Fair value of options granted...................  $        5.59   $        7.58   $       11.21
NQSO:
  Exercisable shares under option -- end of
     year.........................................      1,189,175       1,229,175       1,542,077
  Option price range..............................  $16.31-$31.00   $16.31-$31.00   $16.31-$31.00
  Weighted average exercise price for options
     exercisable..................................  $       25.31   $       25.44   $       25.48
  Weighted average remaining life of shares under
     option.......................................            4.1             5.1             6.0
  Fair value of options granted...................  $          --   $          --   $       11.21

     All options granted in fiscal 2001 and 2000 vest in annual increments over five years from the grant date.

     During fiscal 2001 and 2000, the Company issued a combined total of 104,366 shares and 129,500 shares, respectively of restricted stock to certain employees under the 1999 Unifi, Inc. Long-Term Incentive Plan. The stock issued vests in equal annual increments ranging from two to five years from the grant dates. Compensation expense will be recognized over the vesting terms of the shares based on the fair market value at the date of grant.

7. RETIREMENT PLANS

     The Company has a qualified profit-sharing plan, which provides benefits for eligible salaried and hourly employees. The annual contribution to the plan, which is at the discretion of the Board of Directors, amounted to $5.0 million in 2001 and $11.0 million in both 2000 and 1999. The Company leases its corporate office building from its profit-sharing plan through an independent trustee.

8. LEASES AND COMMITMENTS

     In addition to the direct financing sales-leaseback obligation described in Consolidated Financial Statements Footnote 4, the Company is obligated under operating leases consisting primarily of real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 24, 2001, are $6.4 million in 2002, $5.4 million in 2003, $5.8 million in 2004,
$4.6 million in 2005, $3.5 million in 2006 and $5.7 million in aggregate thereafter. Rental expense was $7.9 million, $8.5 million and $7.6 million for the fiscal years 2001, 2000 and 1999, respectively. The Company had committed approximately $20.0 million for the purchase and upgrade of equipment and facilities at June 24, 2001.

9. BUSINESS SEGMENTS, FOREIGN OPERATIONS AND CONCENTRATIONS OF CREDIT RISK

     The Company and its subsidiaries are engaged predominantly in the processing of yarns by texturing of synthetic filament polyester and nylon fiber with sales domestically and internationally, mostly to knitters and weavers for the apparel, industrial, hosiery, home furnishing, automotive upholstery and other end-use markets. Additionally, during fiscal 1999, the Company formed a limited liability company to provide integrated manufacturing, factory automation and electronic commerce solutions to other domestic manufactures. The consulting operations of this business was sold at the end of the current fiscal year. This operation comprises the majority of the amounts included in the "All Other" column for all three years presented. The Company also maintains investments in several minority-owned and jointly owned affiliates. See Footnote 11 in these Consolidated Financial Statements for further information on unconsolidated affiliates.

     In accordance with Statement of Financial Accounting Standards No. 131, segmented financial information of the polyester and nylon operating segments, as regularly reported to management for the purpose of assessing performance and allocating resources, is detailed below.

                                                                        ALL
                                               POLYESTER    NYLON      OTHER      TOTAL
                                               ---------   --------   -------   ----------
                                                         (AMOUNTS IN THOUSANDS)
Fiscal 2001:
  Net sales to external customers............  $791,169    $315,114   $24,106   $1,130,389
  Intersegment net sales.....................        63          --     9,164        9,227
  Depreciation and amortization..............    57,159      22,616     1,048       80,823
  Segment operating income (loss)............    28,430       7,392    (1,859)      33,963
          Total assets.......................   608,594     292,369     5,076      906,039
                                               --------    --------   -------   ----------
Fiscal 2000:
  Net sales to external customers............  $861,842    $409,433   $20,160   $1,291,435
  Intersegment net sales.....................        23         408    11,757       12,188
  Depreciation and amortization..............    59,435      22,001       767       82,203
  Segment operating income...................    66,572      40,999       941      108,512
          Total assets.......................   695,675     358,205    17,721    1,071,601
                                               --------    --------   -------   ----------
Fiscal 1999:
  Net sales to external customers............  $815,628    $445,089   $ 1,561   $1,262,278
  Intersegment net sales.....................    17,014       5,159        --       22,173
  Depreciation and amortization..............    58,294      24,142        48       82,484
  Segment operating income (loss)............    64,710      47,966       (62)     112,614
          Total assets.......................   710,277     206,661    13,392      930,330
                                               --------    --------   -------   ----------

     Net sales to external customers for fiscal year 2001 does not include $768 thousand of net sales associated with the Company's non-woven start-up operation. This operation was substantially selling off-quality product during its ramp-up phase and had not yet been classified internally as a separate operational segment for purposes of management evaluation.

     Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to intersegment transfer of yarn, fiber costing and capitalization of property, plant and equipment costs. In fiscal year 1999, substantially all intersegment transfers of yarn were treated as internal sales at a selling price, which approximated cost plus a normalized profit margin. In the current year and for fiscal year 2000, the majority of intersegment yarn transfers were treated as inventory transfers, and profit margins recorded only on intersegment transfers from our dyed operations. Domestic operating divisions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out method (see Footnote 1 "Accounting Polices and Financial Statement Information"), an adjustment is made at the corporate level to record the difference between standard cost and LIFO. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but not as yet been moved for management segment reporting.

     Segment operating income for fiscal 1999 was reduced $9.7 million and $5.1 million for polyester and nylon, respectively, as a result of the early retirement and termination charge in the third quarter. See Footnote 14 "Early Retirement and Termination Charge" for additional information.

     The change in the polyester segment total assets between fiscal year end 2000 and 2001 reflects reduced working capital of $38.1 million and lower fixed assets of $51.2 million. The fixed asset reduction is primarily associated with current year depreciation. The change in the nylon segment total assets for this period is a result of lower working capital of $44.6 million, decreased property and equipment of $16.5 million and lower noncurrent assets of approximately $3.3 million. The reduction in long-term assets is primarily associated with depreciation and amortization recorded during the current year. The change in total assets for the "All Other" segment primarily reflects the sale of the consulting operations of the Company's majority owned subsidiary, Unifi Technology Group at the end of the current fiscal year.

                                                   JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                   -------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Depreciation and amortization:
  Depreciation and amortization of specific
     reportable segment assets...................   $   80,823      $   82,203      $   82,484
  Depreciation of unallocated assets.............        7,271           7,146           6,362
  Amortization of unallocated assets.............        2,108           3,841           3,373
                                                    ----------      ----------      ----------
  Consolidated depreciation and amortization.....   $   90,202      $   93,190      $   92,219
                                                    ==========      ==========      ==========
Operating income (loss):
  Reportable segments operating income...........   $   33,963      $  108,512      $  112,614
  Unallocated start-up operating losses..........        2,078              --              --
  Net standard cost (income) expense adjustment
     to LIFO.....................................       (2,781)          4,444          (8,040)
  Unallocated operating (income) expense project
     adjustment..................................          339          (1,440)          1,442
  Provision for bad debts........................        8,697           8,694           1,129
  Interest expense...............................       30,123          30,294          27,459
  Interest income................................       (2,549)         (2,772)         (2,399)
  Other (income) expense.........................        7,582           1,052             440
  Equity in (earnings) losses of unconsolidated
     affiliates..................................       (2,930)          2,989          (4,214)
  Minority interests.............................        2,590           9,543           9,401
  Alliance plant closure costs...................       15,000              --              --
  Asset impairments and write downs..............       24,541              --              --
  Employee severance and related charges.........        7,545              --              --
                                                    ----------      ----------      ----------
  Income (loss) before income taxes and
     cumulative effect of accounting change......   $  (56,272)     $   55,708      $   87,396
                                                    ==========      ==========      ==========
Total assets:
  Reportable segments total assets...............   $  906,039      $1,071,601      $  930,330
  Cash, receivables and other current assets.....       24,720          16,254          17,661
  Unallocated corporate fixed assets.............       16,603          44,159         176,161
  Other non-current corporate assets.............       36,010          38,522          41,085
  Investments in equity affiliates...............      173,502         208,918         207,142
  Intersegment notes and receivables.............      (19,555)        (24,690)         (6,539)
                                                    ----------      ----------      ----------
Consolidated assets..............................   $1,137,319      $1,354,764      $1,365,840
                                                    ==========      ==========      ==========

     The Company's domestic operations serve customers principally located in the southeastern United States as well as international customers located primarily in Canada, Mexico, Europe and South America. During fiscal 2001, 2000 and 1999 the Company did not have sales to any one customer in excess of 10% of consolidated revenues. Export sales, excluding those to the Company's international operations, aggregated $143.4 million in 2001, $182.8 million in 2000 and, $153.9 million in 1999. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers, dispersion across different industries and geographic regions and its factoring arrangements.

     The Company's foreign operations primarily consist of manufacturing operations in Ireland, England, Brazil and Colombia. Net sales, pre-tax operating income and total assets of the Company's foreign and domestic operations are as follows:

                                                   JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                   -------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Foreign operations:
  Net sales......................................    $190,763       $  182,326      $  141,310
  Pre-tax income (loss)..........................     (28,430)          (4,456)          6,804
          Total assets...........................     160,190          193,746         174,146
Domestic operations:
  Net sales......................................    $940,394       $1,109,109      $1,120,968
  Pre-tax income (loss)..........................     (27,842)          60,164          80,592
          Total assets...........................     977,129        1,161,018       1,191,694

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Effective June 26, 2000, the Company began accounting for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recorded on the balance sheet at fair value. There was no cumulative effect adjustment of adopting this accounting standard. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

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

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In the current year, the Company recorded and subsequently wrote off approximately $4.7 million of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts outstanding for anticipated purchase commitments that were subsequently canceled were unwound by entering into sales contracts with identical remaining maturities and contract values. These purchase and sales contracts continue to be marked to market with offsetting gain and losses. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 15, 2001 and March 21, 2002, respectively.

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

                                                   JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                   -------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Foreign currency purchase contracts:
  Notional amount................................     $14,400         $49,343         $ 2,842
  Fair value.....................................      12,439          46,760           3,250
                                                      -------         -------         -------
          Net (gain) loss........................     $ 1,961         $ 2,583         $  (408)
                                                      =======         =======         =======
Foreign currency sales contracts:
  Notional amount................................     $28,820         $26,303         $28,024
  Fair value.....................................      29,369          26,474          27,826
                                                      -------         -------         -------
          Net (gain) loss........................     $   549         $   171         $  (198)
                                                      =======         =======         =======

     For the fiscal year ended June 24, 2001, the total impact of foreign currency related items on the Consolidated Statements of Operations, including transaction that were hedged and those that were not hedged, was a pre-tax loss of $9.5 million.

     The following methods were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents, trade receivables and trade payables. The carrying amounts approximate fair value because of the short maturity of these instruments.

     Long-term debt. The fair value of the Company's borrowings is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (see Footnote 4 "Long-Term Debt and Other Liabilities").

     Foreign currency contracts. The fair value is based on quotes obtained from brokers or reference to publicly available market information.

11. INVESTMENT IN UNCONSOLIDATED AFFILIATES

     On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The Unifi-Sans facility is scheduled to begin production in November 2001. Until such time, UNIFI-SANS will continue to purchase yarn from Solutia to meet market demand. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

     On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture to be called U.N.F. Industries Ltd. (U.N.F.). The joint venture will produce approximately 25.0 million pounds of nylon POY at Nilit's manufacturing facility in Migdal Ha - Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY will be utilized in the Company's nylon texturing and covering operations.

     In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC (the "LLC") and has reduced its equity interest in Micell Technologies Inc. ("Micell") from 45.27% to 32.71% during the current year.

     Condensed balance sheet and income statement information of the combined unconsolidated equity affiliates as of and for the twelve-month periods ended June 24, 2001, June 25, 2000 and June 27, 1999 are as follows:

                                                   JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                   -------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Current assets...................................    $258,679        $223,068        $282,004
Noncurrent assets................................     216,760         234,093         256,513
Current liabilities..............................     145,963          37,632         125,730
Shareholders' equity and capital accounts........     294,411         398,113         390,935
Net sales........................................    $493,012        $507,950        $594,445
Gross profit.....................................      27,229          33,524          57,915
Income from operations...........................       4,224             988          27,653
Net income.......................................       6,642           2,453          21,262

     UNIFI-SANS and the LLC are organized as partnerships for U.S. tax purposes. Taxable income is passed through UNIFI-SANS and the LLC to the members in accordance with the Operating Agreements of UNIFI-SANS and the LLC. For the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, distributions received by the Company from the LLC amounted to $51.9 million, $3.2 million and $9.5 million, respectively. Included in the above net sales amount for the June 24, 2001 period are sales to Unifi of approximately $12.5 million. This amount represents sales of nylon POY from U.N.F. for use in the production of nylon textured yarn in the ordinary course of business.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is summarized below:

                                                   JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999
                                                   -------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Cash payments for:
  Interest, net of amounts capitalized...........     $28,362         $28,978         $25,396
  Income taxes, net of refunds...................       1,392           9,315           8,225

13. MINORITY INTEREST

     Effective May 29, 1998, the Company formed Unifi Textured Polyester, LLC
(UTP)with Burlington Industries, Inc. ("Burlington") to manufacture and market natural textured polyester yarns. The Company has an 85.42% interest in UTP and Burlington has 14.58%. For the first five years, Burlington is entitled to the first $9.4 million of earnings and the first $12.0 million of excess cash flow of the business. Subsequent to this five-year period, earnings and cash flows are to be allocated based on ownership percentages. UTP's assets, liabilities and earnings are consolidated with those of the Company and Burlington's interest in the UTP is included in the Company's financial statements as minority interest. Minority interest for Burlington's share of UTP in fiscal 2001, 2000 and 1999 amounted to $3.0 million, $9.4 million and $9.4 million, respectively.

14. EARLY RETIREMENT AND TERMINATION CHARGE

     During the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments for severance expected to be spread over a period not to exceed three years. At June 24, 2001, a reserve of $5.6 million remained on the Consolidated Balance Sheets that is expected to equal the future cash expenditures to such terminated employees.

15. CONSOLIDATION AND COST REDUCTION EFFORTS

     In the current year, the Company recorded charges of $7.6 million for severance and employee related costs and $24.5 million for asset impairments and write-downs. The majority of these charges relate to U.S. and European operations and include plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that are being held for sale. The plant closing and consolidations of the manufacturing and distribution systems are aimed at improving the overall efficiency and effectiveness of our operations and reducing our fixed cost structure in response to decreased sales volumes.

     The severance and other employee related costs provide for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notice of the termination was made to all employees prior to March 24, 2001 and substantially all affected personnel were terminated by the end of April 2001. Severance will be paid in accordance with various plan terms, which vary from lump sum to a payout over a maximum of 21 months ending December 2002. Additionally, this charge includes costs associated with medical and dental benefits for former employees no longer providing services to the Company and provisions for certain consultant agreements for which no future benefit is anticipated.

     The charge for impairment and other write down of assets includes $18.6 million for the write down of duplicate or less efficient property, plant and equipment to their fair value less disposal cost and the write down of certain non-core assets which are held for sale. It is anticipated that the remaining non-core assets and business will be sold prior to the end of calendar 2001. Additionally, an impairment charge of $5.9 million was recorded for the write down to fair value of assets, primarily goodwill, associated with the European polyester dyed yarn operation and Colombian nylon covering operation as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. These reviews were prompted by ongoing excess manufacturing capacity issues. Run-out expenses related to the consolidation and closing of the affected operations, including equipment relocation and other costs associated with necessary ongoing plant maintenance expenses, were charged to operations as incurred and were substantially completed by the end of the current fiscal year.

     The table below summarizes the employee severance portion of the consolidation and cost reduction charge, the amounts paid and the accrual balance as of June 24, 2001:

Total charges...............................................  $ 7,753
Cash payments...............................................   (3,547)
Change in estimate..........................................     (209)
                                                              -------
Balance at June 24, 2001....................................  $ 3,997
                                                              =======

     Substantially all costs other than severance associated with the consolidation and cost reduction charges are non cash.

16. ALLIANCE PLANT CLOSURE COSTS

     In the fourth quarter of the current fiscal year, the Company recorded its share of the anticipated costs of closing DuPont's Cape Fear, North Carolina facility. The charge totaled $15.0 million and represents 50% of the severance and dismantlement cost of closing this plant. The Cape Fear plant produced polyester POY and was one of two DuPont facilities involved in the Alliance further discussed in Footnote 2 "Acquisitions, Alliances and Divestures." Payments for this obligation are to be made over the eighteen-month period commencing July 2001 and ending December 2002. This obligation is included in accrued liabilities on the Consolidated Balance Sheets.

17. QUARTERLY RESULTS (UNAUDITED)

     Quarterly financial data for the years ended June 25, 2000, and June 24, 2001, is presented below:

                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                               (13 WEEKS)       (13 WEEKS)      (13 WEEKS)       (13 WEEKS)
                                              -------------   --------------   -------------   --------------
                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
2000:
  Net sales.................................    $306,974         $320,207        $322,096         $342,158
  Gross profit..............................      34,259           41,742          42,870           44,700
  Net income................................       3,332           10,173          13,236           11,292
  Earnings per share (basic)................         .06              .17             .23              .20
  Earnings per share (diluted)..............         .06              .17             .23              .20
2001:
  Net sales.................................    $319,163         $299,143        $255,223         $257,628
  Gross profit..............................      37,660           28,040          15,975           15,438
  Net income (loss).........................       2,883           (3,428)        (28,548)         (15,581)
  Earnings (loss) per share (basic).........         .05             (.06)           (.53)            (.29)
  Earnings (loss) per share (diluted).......         .05             (.06)           (.53)            (.29)

     Net sales for the first quarter of fiscal year 2001 have been reclassified to conform with the presentation for the second, third and fourth quarters. Net sales for all quarters presented reflect the reclassification of freight expense from net sales into cost of sales.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

     (a) Directors of Registrant: The information included under the headings "Election of Directors", "Nominees for Election as Directors", "Directors Remaining in Office", "Security Holding of Directors, Nominees, and Executive Officers", "Directors' Compensation", "Committees of the Board of Directors", and "Compliance with Section 16(a) of The Securities and Exchange Act", beginning on Page 2 and ending on Page 6 and on page 15 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 24, 2001, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     (b) Identification of Executive Officers:

PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Brian R. Parke. Mr. Parke is 53 and had been the Manager or President of the Company's Irish subsidiary (Unifi Textured Yarns Europe) from its acquisition by the Company in 1984 to January 20, 1999, when he was elected President and Chief Operating Officer of the Company. On January 26, 2000, Mr. Parke was elected Chief Executive Officer of the Company. Additionally, Mr. Parke has been a Vice President of the Company since October 21, 1993 and on July 22, 1999 was elected to the Company's Board of Directors.

EXECUTIVE VICE PRESIDENTS

     Willis C. Moore, III. Mr. Moore is 48 and had been a Partner with Ernst & Young LLP, or its predecessors from 1975 until December 1994, when he became employed by the Company as its Chief Financial Officer. Mr. Moore was elected as a Vice President of the Company on October 19, 1995, Senior Vice President on October 23, 1997 and Executive Vice President on July 26, 2000. Additionally, Mr. Moore continues to serve as the Company's Chief Financial Officer.

     G. Alfred Webster. Mr. Webster is 53 and has been a Vice President or Executive Vice President of the Company since 1979. He has been a member of the Board of Directors since 1986.

SENIOR VICE PRESIDENTS

     Thomas H. Caudle. Mr. Caudle is 50 and has been an employee of the Company since 1982. On January 20, 1999, Mr. Caudle was elected as a Vice President of Manufacturing Services of the Company and on July 26, 2000 he was elected as a Senior Vice President in charge of Manufacturing for the Company.

     Michael E. Delaney. Mr. Delaney is 45 and has been an employee of the Company since January 2000, when he joined the Company as Senior Vice President of Marketing. Prior to coming to the Company, Mr. Delaney was Vice President of Marketing with Volvo Truck N.A. from July 1997 through December 1999, Vice President of Marketing with GE Capital Transport International Pool from December 1995 through July 1997 and Vice President of TIP Intermodel Services from December 1993 through December 1995.

     Stewart Q. Little. Mr. Little is 48 and has been a Vice President of the Company since October 24, 1985 and a Senior Vice President since January 20, 1999. He is currently serving as Senior Vice President of Customer Development.

     Ottis "Lee" Gordon. Mr. Gordon is 55 and has been an employee of the Company since the merger with Macfield, Inc. in 1991. Prior to the merger, Mr. Gordon had been an employee of Macfield since 1973. On January 20, 1999, Mr. Gordon was elected as a Vice President of Product Development of the Company and on July 26, 2000 he was elected as Senior Vice President of Product Development.

     These executive officers, unless otherwise noted, were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 26, 2001. Each executive officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

     (c) Family Relationship: There are no family relationship between any of the Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the headings "Compensation Committees Interlocks and Insider Participation in Compensation Decisions", "Report of the Compensation Committee on Executive Compensation", "Executive Officers and their Compensation", "Option Grants in Fiscal Year 2001", "Option Exercises and Option/SAR Values", "Employment and Termination Agreements", and the "Performance Graph-Shareholder Return on Common Stock" beginning on Page 7 and ending on Page 14 of the Company's definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 24, 2001, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

     For additional information regarding executive compensation reference is made to Exhibits (10i), (10m) and (10n) of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain beneficial owners and management is the same as reported under the heading "Information Relating to Principal Security Holders" on Page 2 of the definitive proxy statement and under the heading "Security Holding of Directors, Nominees and Executive Officers" on Page 5 and Page 6 of the definitive proxy statement filed with the Commission pursuant to Regulation 14 (a) within 120 days after the close of the fiscal year ended June 24, 2001, which are hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the heading "Compensation Committee Interlocks and Insider Participation In Compensation Decisions", on Page 7 of the definitive proxy statement filed with the Commission since the close of the Registrant's fiscal year ended June 24, 2001, and within 120 days after the close of said fiscal year, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following financial statements and report of independent auditors are filed as a part of this Report.

                                                              PAGES
                                                              -----
Report of Independent Auditors..............................   18
Consolidated Balance Sheets at June 24, 2001 and June 25,
  2000......................................................   19
Consolidated Statements of Operations for the Years Ended
  June 24, 2001, June 25, 2000, and June 27, 1999...........   20
Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Income (Loss) for the Years Ended June
  24, 2001, June 25, 2000 and June 27, 1999.................   21
Consolidated Statements of Cash Flows for the Years Ended
  June 24, 2001, June 25, 2000 and June 27, 1999............   22
Notes to Consolidated Financial Statements..................   23
     2. Financial Statement Schedules
Schedules for the three years ended June 24, 2001:
     II -- Valuation and Qualifying Accounts................   46

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

     With the exception of the information herein expressly incorporated by reference, the 2001 Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

           3. Exhibits

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
(2a-1)     --  Contribution Agreement, dated June 30, 1997, by and between
               Parkdale Mills, Inc., Unifi, Inc., UNIFI Manufacturing,
               Inc., and Parkdale America, LLC, filed as Exhibit (2) to
               Unifi's Form 8-K filed with the Commission on July 15, 1997, which is incorporated herein by reference.
  (3a)     --  Restated Certificate of Incorporation of Unifi, Inc., dated
               July 21, 1994, (filed as Exhibit 3(a) with the Company's
               Form 10-K for the fiscal year ended June 25, 2000), which is incorporated herein by reference.
  (3b)     --  Restated by-laws of Unifi, Inc., effective August 31, 2001, filed herewith.
  (4a)     --  Specimen Certificate of Unifi, Inc.'s common stock, filed as
               Exhibit 4(a) to the Registration Statement on Form S-1,
               (Registration No. 2-45405), which is incorporated herein by reference.
  (4b)     --  Unifi, Inc.'s Registration Statement for the 6 1/2% Notes
               due 2008, Series B, filed on Form S-4 (Registration No.
               333-49243), which is incorporated herein by reference.
  (4c)     --  Description of Unifi, Inc.'s common stock, filed on November
               5, 1998, as Item 5. (Other Events) on Form 8-K, which is
               incorporated herein by reference.
 (10a)     --  *Unifi, Inc. 1982 Incentive Stock Option Plan, as amended, filed as Exhibit 28.2 to the Registration Statement on Form
               S-8, (Registration No. 33-23201), which is incorporated
               herein by reference.
 (10b)     --  *Unifi, Inc. 1987 Non-Qualified Stock Option Plan, as
               amended, filed as Exhibit 28.3 to the Registration Statement on Form S-8, (Registration No. 33-23201), which is
               incorporated herein by reference.
 (10c)     --  *Unifi, Inc. 1992 Incentive Stock Option Plan, effective
               July 16, 1992, (filed as Exhibit 10(c) with the Company's
               Form 10-K for the fiscal year ended June 27, 1993), and
               included as Exhibit 99.2 to the Registration Statement on
               Form S-8 (Registration No. 33-53799), which are incorporated herein by reference.
 (10d)     --  *Unifi, Inc.'s Registration Statement for selling
               Shareholders, who are Directors and Officers of the Company,
               who acquired the shares as stock bonuses from the Company, filed on Form S-3 (Registration No. 33-23201), which is
               incorporated herein by reference.
 (10e)     --  Unifi Spun Yarns, Inc.'s 1992 Employee Stock Option Plan
               filed as Exhibit 99.3 to the Registration Statement on Form
               S-8 (Registration No. 33-53799), which is incorporated
               herein by reference.
 (10f)     --  *Unifi, Inc.'s 1996 Incentive Stock Option Plan (filed as
               Exhibit 10(f) with the Company's Form 10-K for the fiscal
               year ended June 30, 1996) which is incorporated herein by
               reference.
 (10g)     --  *Unifi, Inc.'s 1996 Non-Qualified Stock Option Plan (filed as Exhibit 10(g) with the Company's Form 10-K for the fiscal year ended June 30, 1996) which is incorporated herein by
               reference.
 (10h)     --  Lease Agreement, dated March 2, 1987, between NationsBank,
               Trustee under the Unifi, Inc. Profit Sharing Plan and Trust,
               Wachovia Bank and Trust Co., N.A., Independent Fiduciary,
               and Unifi, Inc. (filed as Exhibit 10(h) with the Company's
               Form 10-K for the fiscal year ended June 25, 2000) which is incorporated herein by reference.
 (10i)     --  *Employment Agreement between Unifi, Inc. and G. Allen
               Mebane, dated July 19, 1990 (filed as Exhibit 10(i) with the
               Company's Form 10-K for the fiscal year ended June 25, 2000)
               which is incorporated herein by reference.

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
 (10j)     --  Credit Agreement, dated December 20, 2000, by and between
               Unifi, Inc. and The Several Lenders from Time to Time Party thereto and Bank of America, N.A. as Administrative Agent,
               Wachovia Bank, N.A. as Syndication Agent, Credit Suisse
               First Boston as Documentation Agent and Banc America
               Securities LLC as Lead Arranger and Book Manager (the
               "Credit Agreement"), filed herewith.
 (10k)     --  First Amendment To Credit Agreement and Waiver dated August
               14, 2001, filed herewith.
 (10l)     --  Receivables Purchase Agreement, dated December 19, 2000, among Unifi Receivables, LLC, as Seller, Unifi, Inc., as
               Initial Servicer, Blue Ridge Asset Funding Corporation and
               Wachovia Bank, N.A., as Agent, filed herewith.
 (10m)     --  *Change of Control Agreement between Unifi, Inc. and G.
               Alfred Webster, dated October 26, 2000, expiring November 1,
               2005, filed herewith.
 (10n)     --  *Agreement, effective February 1, 1999, by and between
               Unifi, Inc. and Jerry W. Eller, (filed as Exhibit 10(s) with the Company's Form 10-K for the fiscal year ended June 27,
               1999) which is incorporated herein by reference.
 (10o)     --  *1999 Unifi, Inc. Long-Term Incentive Plan, (filed as
               Exhibit 99.1 to the Registration Statement on Form S-8,
               (Registration No. 333-48158), which is incorporated herein by reference.
 (10p)     --  Master Agreement POY Manufacturing Alliance between Unifi,
               Inc. and E.I. du Pont de Nemours and Company, dated June 1,
               2000 (filed as Exhibit 10(o) with the Company's Form 10-K
               for the fiscal year ended June 25, 2000) which is
               incorporated herein by reference.
  (21)     --  Subsidiaries of Unifi, Inc.
  (23)     --  Consent of Ernst & Young LLP.
   (b)     --  Reports on Form 8-K. None

---------------

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

                                                       UNIFI, INC.

September 21, 2001                        By:      /s/ BRIAN R. PARKE
                                            ------------------------------------
                                                       Brian R. Parke
                                                  Chief Executive Officer

September 21, 2001                        By:   /s/ WILLIS C. MOORE, III
                                            ------------------------------------
                                                    Willis C. Moore, III
                                                  Executive Vice President
                                                 (Chief Financial Officer)

September 21, 2001                        By:    /s/ EDWARD A. IMBROGNO
                                            ------------------------------------
                                                     Edward A. Imbrogno
                                                  Chief Accounting Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

                /s/ BRIAN R. PARKE                   President, Chief Executive      September 21, 2001
---------------------------------------------------    Officer
                  Brian R. Parke                       and Director

               /s/ G. ALFRED WEBSTER                 Executive Vice President and    September 21, 2001
---------------------------------------------------    Director
                 G. Alfred Webster

            /s/ WILLIAM J. ARMFIELD, IV              Director                        September 21, 2001
---------------------------------------------------
              William J. Armfield, IV

                                                     Director                        September 21, 2001
---------------------------------------------------
               R. Wiley Bourne, Jr.

               /s/ CHARLES R. CARTER                 Director                        September 21, 2001
---------------------------------------------------
                 Charles R. Carter

                  /s/ SUE W. COLE                    Director                        September 21, 2001
---------------------------------------------------
                    Sue W. Cole

                  /s/ J.B. DAVIS                     Director                        September 21, 2001
---------------------------------------------------
                    J.B. Davis

               /s/ RICHARD GREENBURY                 Director                        September 21, 2001
---------------------------------------------------
               Sir Richard Greenbury

                                                     Director                        September 21, 2001
---------------------------------------------------
                Kenneth G. Langone

                 /s/ DONALD F. ORR                   Director                        September 21, 2001
---------------------------------------------------
                   Donald F. Orr

                /s/ ROBERT A. WARD                   Director                        September 21, 2001
---------------------------------------------------
                  Robert A. Ward

(27)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A                    COLUMN B               COLUMN C                COLUMN D      COLUMN E
------------------------------------------  ----------   ------------------------------   -------------   ---------
                                                                   ADDITIONS
                                                         ------------------------------
                                            BALANCE AT   CHARGED TO      CHARGED TO                        BALANCE
                                            BEGINNING    COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --   AT END OF
               DESCRIPTION                  OF PERIOD     EXPENSES        DESCRIBE          DESCRIBE       PERIOD
               -----------                  ----------   ----------   -----------------   -------------   ---------
                                              (AMOUNTS IN THOUSANDS)
Allowance for doubtful accounts(a):
  Year ended June 24, 2001................   $17,209       14,985           47(b)          (22,352)(c)     $ 9,889
  Year ended June 25, 2000................     8,749       14,866          225(b)           (6,631)(c)      17,209
  Year ended June 27, 1999................     8,225        6,241          240(b)           (5,957)(c)       8,749

---------------

(a) The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts due to the decline in industry conditions.
(b) May include acquisition related adjustments and/or effects of currency translation from restating activity of our foreign affiliates from their respective local currencies to the U.S. dollar.
(c) Includes accounts written off which were deemed not to be collectible and customer claims paid, net of certain recoveries.