Form 10-Q
period 2001-09-23
UNIFI INC
filed 2001-11-07
CIK 100726

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 23, 2001
                               -------------------------------------------------

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission File Number                        1-10542
                       ---------------------------------------------------------

                                   UNIFI, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                    11-2165495
-----------------------------------           ----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

P.O. Box 19109 - 7201 West Friendly Avenue
Greensboro, NC                                              27419
------------------------------------------    ----------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                 Class                       Outstanding at October 28, 2001
--------------------------------------   ---------------------------------------
Common stock, par value $.10 per share              53,825,533 Shares

Part I.  Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                    September 23,    June 24,
                                                        2001           2001
                                                    ------------  -------------
                                                    (Unaudited)       (Note)
                                                       (Amounts in Thousands)
ASSETS:
Current assets:
    Cash and cash equivalents                       $    11,713   $       6,634
    Receivables                                         157,978         171,744
    Inventories:
       Raw materials and supplies                        60,189          47,374
       Work in process                                   12,003          12,527
       Finished goods                                    65,860          64,533
    Other current assets                                  2,853           6,882
                                                    -----------   -------------
       Total current assets                             310,596         309,694
                                                    -----------   -------------
Property, plant and equipment                         1,214,478       1,209,927
    Less:  accumulated depreciation                     667,981         647,614
                                                    -----------   -------------
                                                        546,497         562,313
                                                    -----------   -------------
Investments in unconsolidated affiliates                179,962         173,502
                                                    -----------   -------------
Other noncurrent assets                                  91,344          91,810
                                                    -----------   -------------
       Total assets                                 $ 1,128,399   $   1,137,319
                                                    ===========   =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                $    77,370   $     100,086
    Accrued expenses                                     57,081          59,866
    Income taxes payable                                  4,009              72
    Current maturities of long-term debt and
       other current liabilities                         93,953          85,962
                                                    -----------   -------------
       Total current liabilities                        232,413         245,986
                                                    -----------   -------------
Long-term debt and other liabilities                    258,468         259,188
                                                    -----------   -------------
Deferred income taxes                                    80,270          80,307
                                                    -----------   -------------
Minority interests                                       12,126          11,295
                                                    -----------   -------------
Shareholders' equity:
    Common stock                                          5,382           5,382
    Retained earnings                                   592,026         589,360
    Unearned compensation                                (1,054)         (1,203)
    Accumulated other comprehensive loss                (51,232)        (52,996)
                                                    -----------   -------------
       Total shareholders' equity                       545,122         540,543
                                                    -----------   -------------
       Total liabilities and shareholders' equity   $ 1,128,399   $   1,137,319
                                                    ===========   =============

--------
Note: The balance sheet at June 24, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                    For the Quarters Ended
                                               --------------------------------
                                               September 23,      September 24,
                                                   2001               2000
                                               -------------      -------------
                                                   (Amounts in Thousands)

Net sales                                      $     223,026      $     319,163
Cost of goods sold                                   200,788            281,503
Selling, general & admin. expense                     11,578             16,032
Interest expense                                       6,199              8,307
Interest income                                          765              1,121
Other (income) expense                                (1,657)             4,512
Equity in losses of unconsolidated
   affiliates                                            325              1,431
Minority interests                                       861              2,759
                                               -------------      -------------
Income before income taxes                             5,697              5,740
Provision for income taxes                             3,031              2,857
                                               -------------      -------------
Net income                                     $       2,666      $       2,883
                                               =============      =============
Earnings per common share - basic              $         .05      $         .05
                                               =============      =============
Earnings per common share -
   assuming dilution                           $         .05      $         .05
                                               =============      =============

--------
See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                      For the Quarters Ended
                                                   ---------------------------
                                                   September 23,  September 24,
                                                        2001          2000
                                                   -------------  -------------
                                                      (Amounts in Thousands)

Cash and cash equivalents provided by
  operating activities                             $       2,519  $       1,920
                                                   -------------  -------------

Investing activities:
   Capital expenditures                                   (2,402)       (12,028)
   Acquisitions                                               --         (2,466)
   Investments in unconsolidated equity affiliates        (5,830)        (1,254)
   Investment of foreign restricted cash                  (1,175)        (4,881)
   Proceeds from sale of capital assets                    3,315             89
   Other                                                     488           (521)
                                                   -------------  -------------
       Net investing activities                           (5,604)       (21,061)
                                                   -------------  -------------

Financing activities:
   Borrowing of long-term debt                            54,000         61,391
   Repayment of long-term debt                           (44,142)       (30,922)
   Purchase and retirement of Company
     common stock                                             --        (16,494)
   Distributions to minority interest shareholders            --         (3,000)
   Other                                                    (756)        (1,438)
                                                   -------------  -------------
       Net financing activities                            9,102          9,537
                                                   -------------  -------------

Currency translation adjustment                             (938)         1,311
                                                   -------------  -------------

Net increase (decrease) in cash and cash
   equivalents                                             5,079         (8,293)
                                                   -------------  -------------

Cash and cash equivalents - beginning                      6,634         18,778
                                                   -------------  -------------

Cash and cash equivalents - ending                 $      11,713  $      10,485
                                                   =============  =============

--------
See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

(a)  Basis of Presentation

     The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 23, 2001, and the results of operations and cash flows for the periods ended September 23, 2001, and September 24, 2000. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(b)  Income Taxes

     Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

     The difference between the statutory federal income tax rate and the effective tax rate is primarily due to the nonrecognition of any income tax benefit for the losses of foreign subsidiaries.

(c)  Comprehensive Income (Loss)

     Comprehensive income (loss) amounted to $4.4 million for the first quarter of fiscal 2002 and ($7.6) million for the first quarter of fiscal 2001, and was comprised of net income and foreign currency translation adjustments for both periods. In addition, the prior year period comprehensive loss also included unrealized losses on foreign currency derivative contracts totaling $2.6 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

(d)  Earnings per Share

     The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts in thousands):

                                          For the Quarters Ended
                                      ------------------------------
                                      September 23,    September 24,
                                          2001            2000
                                      -------------    -------------

     Numerator:
       Net income                     $       2,666    $       2,883
                                      =============    =============

                                                    For the Quarters Ended
                                                 ------------------------------
                                                 September 23,    September 24,
                                                     2001             2000
                                                 -------------    -------------

     Denominator:
       Denominator for basic
          earnings per share -
          Weighted average shares                       53,676           54,443

       Effect of dilutive securities:
          Stock options                                      9               11
          Restricted stock awards                            0               42
                                                 -------------    -------------

       Dilutive potential common
          shares denominator for
          diluted earnings per
          share-Adjusted weighted
          average shares and
          assumed conversions                           53,685           54,496
                                                 =============    =============

(e)  Recent Accounting Pronouncements

     In September 2000, the Emerging Issues Task Force (EITF) issued EITF Abstract 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that any amounts billed to a customer for a sales transaction related to shipping or handling should be classified as revenues. The Company was required to adopt EITF 00-10 in the fourth quarter of fiscal year 2001. Before adoption of this Standard, the Company included revenues earned for shipping and handling in the net sales line item in the Condensed Consolidated Statements of Income. Costs to provide this service were either historically included in net sales, for shipping costs, or in cost of sales, for handling expenses. Upon the adoption of EITF 00-10 the Company has reclassified the presentation of shipping costs from net sales to cost of sales and restated all prior periods. Adopting EITF 00-10 had no impact on the Company's net results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after this date. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001. The Company adopted SFAS 141 on July 1, 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As allowed under the Standard, the Company has early adopted SFAS 142 as of June 25, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

     With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no other adjustments were made to the amortization period or residual values of other intangible assets.

     SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The second test must be performed as soon as possible, but no later than the end of the Company's 2002 fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to complete this assessment, the Company has not determined whether there is any indication that goodwill is impaired or estimated the amount of any potential impairment.

     At September 23, 2001, the Company had goodwill of $59.8 million (net of accumulated amortization of $18.1 million), which is being assessed for impairment. The Company anticipates completing its initial assessment of impairment by December 23, 2001. Should an indication of impairment exist, the Company will perform the second test under SFAS 142 to measure and record the amount of impairment, if any.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet assessed the financial impact that adopting SFAS 144 will have on the consolidated financial statements.

(f)  Segment Disclosures

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company's selected segment information for the quarters ended September 23, 2001, and September 24, 2000 (amounts in thousands):

     ---------------------------------------------------------------------------
                                                               All
                                       Polyester    Nylon     Other     Total
     ---------------------------------------------------------------------------
     Quarter ended September 23, 2001:
       Net sales to external customers $ 156,155  $ 66,871  $     --  $  223,026
       Intersegment net sales                  8        --        --           8
       Segment operating income            6,369     3,239        --       9,608
       Depreciation and amortization      12,787     4,673        --      17,460
       Total assets                      593,308   304,393     5,306     903,007
     ---------------------------------------------------------------------------
     Quarter ended September 24, 2000:
       Net sales to external customers $ 220,286  $ 92,954  $  5,923  $  319,163
       Intersegment net sales                 41        --     2,957       2,998
       Segment operating income (loss)    17,492     6,261    (1,617)     22,136
       Depreciation and amortization      14,914     5,641       274      20,829
       Total assets                      676,548   379,753    18,740   1,075,041
     ---------------------------------------------------------------------------

                                                   For the Quarters Ended
                                           -------------------------------------
                                           September 23, 2001 September 24, 2000
     ---------------------------------------------------------------------------
     Operating income:
       Reportable segments operating income $    9,608               $   22,136
       Net standard cost adjustment to LIFO      1,080                        2
       Unallocated operating expense               (28)                    (510)
                                            ------------------------------------
       Consolidated operating income        $   10,660               $   21,628
                                            ====================================

     For purposes of internal management reporting, segment operating income
     (loss) represents net sales less cost of goods sold and selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs.

     The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to intersegment transfers of yarn, fiber costing, the provision for bad debts and capitalization of property, plant and equipment costs.

     Domestic operating divisions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes

     $1.0 million and $2.5 million of provision for bad debts in the current and prior year quarters, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

     The total assets for the polyester segment decreased from $608.6 million at June 24, 2001 to $593.3 million at September 23, 2001 due mainly to domestic assets decreasing by $11.7 million (accounts receivable and fixed assets decreased by $8.0 million and $8.2 million, respectively, offset by an increase in inventories of $4.5 million). The total assets for the nylon segment increased from $292.4 million at June 24, 2001 to $304.4 million at September 23, 2001 due mainly to domestic assets increasing by $12.8 million (accounts receivable and inventories increased by $5.1 million and $11.9 million, respectively, offset by a decrease in fixed assets of $4.2 million). The fixed asset reductions for polyester and nylon are primarily associated with depreciation. The total assets for the "All Other" segment of $5.3 million at September 23, 2001 is comparable with the amount at June 24, 2001 of $5.1 million.

(g)  Derivative Financial Instruments

     Effective June 26, 2000, the Company began accounting for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recorded on the balance sheet at fair value. There was no cumulative effect adjustment of adopting this accounting standard in fiscal 2001. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

     The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In the prior year quarter, the Company recorded and subsequently wrote off approximately $1.6 million of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts outstanding for anticipated purchase commitments that were subsequently canceled were unwound by entering into sales contracts with identical remaining maturities and contract values. These purchase and sales contracts continue to be marked to market with offsetting gains and losses. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 15, 2001 and March 21, 2002, respectively.

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

                                               Sept. 23, 2001     June 24, 2001
                                               --------------     -------------
         Foreign currency purchase contracts:
                  Notional amount                $     3,600       $    14,400
                  Fair value                           3,223            12,439
                                                 -----------       -----------
                           Net (gain) loss       $       377       $     1,961
                                                 -----------       -----------

         Foreign currency sales contracts:
                  Notional amount                $    18,602       $    28,820
                  Fair value                          18,560            29,369
                                                 -----------       -----------
                           Net (gain) loss       $       (42)      $       549
                                                 -----------       -----------

     For the quarters ended September 23, 2001 and September 24, 2000, the total impact of foreign currency related items on the Condensed Consolidated Statements of Income, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.2 million and $2.1 million, respectively.

(h)  Joint Ventures

     On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, South Carolina site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility is scheduled to begin production in January 2002. Until such time, UNIFI-SANS will continue to purchase yarn from Solutia to meet market demand. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

     On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. The joint venture produces approximately 25.0 million pounds of nylon POY at Nilit's manufacturing facility in Migdal Ha - Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company's nylon texturing and covering operations.

(i)  Debt Refinancing

     The Company has access to financing through unused capacity under an unsecured $150 million revolving bank credit facility (the "Credit Facility") that is scheduled to mature in December 2003 and a $100 million trade receivables financing agreement (the "Receivables Agreement") which is secured by certain domestic and foreign accounts receivable. Amounts outstanding under the Credit Facility and the Receivables Agreement as of September 23, 2001 were $5.0 million and $80.1 million, respectively. The Receivables Agreement does not have a stated maturity but is terminable at the option of the Company with a five-day written notice. Loans under the Credit Facility bear interest at LIBOR plus 2.0% and advances under the Receivables Agreement bear interest at the applicable commercial paper rate plus .30%. As of September 23, 2001, the Company had unused capacity of approximately $145 million under the terms of the Credit Facility.

     The loans under the Credit Facility include financial covenants that required, at September 23, 2001, tangible net worth of $395.4 million, a maximum leverage ratio of 3.25 and a minimum interest coverage ratio of
     2.50. The Company believes that it is in compliance with all these covenants at September 23, 2001. However, the Company was in default of the interest coverage covenant of the Credit Facility at June 24, 2001. As a result, the Company obtained a waiver through November 30, 2001. The Company is currently in discussions with the lending group and others to secure a more flexible long-term borrowing arrangement. The outstanding balance of the Credit Facility of $5.0 million at September 23, 2001 has been classified as a current maturity of long-term debt. The Company has classified the $80.1 million outstanding at September 23, 2001 under the Receivables Agreement, as a current maturity of long-term debt, pending renegotiation of the Credit Facility. The Company believes that its current financial position as well as its cash flow from operations and available collateral will allow it to refinance on a long-term basis the Credit Facility and Receivables Agreement on acceptable terms.

(j)  Consolidation and Cost Reduction Efforts

     In fiscal 2001, the Company recorded charges of $7.6 million for severance and employee related costs and $24.5 million for asset impairments and write-downs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that are being held for sale. The plant closing and consolidations of the manufacturing and distribution systems were aimed at improving the overall efficiency and effectiveness of the Company's operations and reducing our fixed cost structure in response to decreased sales volumes.

     The severance and other employee related costs provided for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notification of the termination was made to all employees prior to March 24, 2001 and substantially all affected personnel were terminated by the end of April 2001. Severance will be paid in accordance with various plan terms, which vary from lump sum to a payout over a maximum of 21 months ending December 2002. Additionally, this charge included costs associated with medical and dental benefits for former employees no longer providing services to the Company and provisions for certain consultant agreements for which no future benefit is anticipated.

     The charge for impairment and write down of assets included $18.6 million for the write down of duplicate or less efficient property, plant and equipment to their fair value less disposal cost and the write down of certain non-core assets which are held for sale. It is anticipated that the remaining non-core assets and business will be sold prior to the end of calendar 2001. Additionally, an impairment charge of $5.9 million was recorded for the write down to fair value of assets, primarily goodwill, associated with the European polyester dyed yarn operation and Colombian nylon covering operation as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. These reviews were prompted by ongoing excess manufacturing capacity issues. Run-out expenses related to the consolidation and closing of the affected operations, including equipment relocation and other costs associated with necessary ongoing plant maintenance expenses, were charged to operations as incurred and were completed by the end of fiscal 2001.

     The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the quarter ended September 23, 2001:

                                    Balance at                      Balance at
     (Amounts in thousands)       June 24, 2001   Cash Payments   Sept. 23, 2001
     ---------------------------------------------------------------------------

     Accrued Severance Liability      $2,338          (724)           $1,614


     This accrued liability excludes the additional $1.7 million charge recorded in the prior year for the change in estimate associated with the expected payout of medical and dental benefits for former employees who retired and terminated in fiscal year 1999. Substantially all costs other than severance and the change in estimate associated with the expected payout of medical and dental benefits associated with the consolidation and cost reduction charges were non cash.

(k)  Alliance Plant Closure Costs

     In the fourth quarter of fiscal 2001, the Company recorded its share of the anticipated costs of closing DuPont's Cape Fear, North Carolina facility. The charge totaled $15.0 million and represents 50% of the severance and dismantlement cost of closing this plant. The Cape Fear plant produced polyester POY and was one of two DuPont facilities involved in the Alliance. Payments for this obligation are to be made over the eighteen-month period ending December 2002. No payments were made by the Company during the first quarter ended September 23, 2001. This obligation is included in accrued liabilities on the Condensed Consolidated Balance Sheets.

(l)  Goodwill and Other Intangible Assets

     As described in Note (e), the Company adopted SFAS 142 on June 25, 2001. The following table reconciles net income for the quarter ended September 24, 2000 to its pro forma balance adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS 142.

          Reported net income                                   $2,883
          Add back:  goodwill amortization (net of tax)            816
                                                                ------
          Adjusted net income                                   $3,699
                                                                ------

          Basic net income per share:
              Reported net income                               $  .05
              Adjusted net income                               $  .07

          Diluted net income per share:
              Reported net income                               $  .05
              Adjusted net income                               $  .07

     There were no changes in the net carrying amount ($59.8 million) of goodwill for the quarter ended September 23, 2001. Intangible assets subject to amortization under SFAS 142 amounted to $2.9 million (net of accumulated amortization of $7.7 million) and $3.4 million (net of accumulated amortization of $7.2 million) at September 23, 2001 and June 24, 2001, respectively. These intangible assets consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally 5 years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2002 - $2.1 million; 2003 - $1.1 million; and 2004 - $0.2 million.

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

Results of Operations

General

Consolidated net sales decreased 30.1% for the quarter from $319.2 million to $223.0 million. Unit volume for the quarter decreased 24.6% while average unit sales prices, based on product mix, declined 5.5%.

Segment Information

At the segment level, polyester accounted for 70.0% of dollar sales and nylon accounted for 30.0% for the quarter.

The polyester business in the U.S and Europe continues to be negatively impacted by the importation of fabric and apparel that has eroded the business of our customers, primarily in the commodity areas. Additionally, the current quarter was adversely affected by customers reducing inventory levels in response to slow downs at retail and the economy in general. These effects were experienced across substantially all end-use markets including apparel, automotive, and home furnishings. As a result, sales for our polyester segment declined 29.1% for the quarter compared with the previous year's respective period.

Our domestic polyester unit volume decreased 28.1% for the September quarter compared to the September quarter a year ago. Domestic polyester pricing on sales of first quality goods remained stable compared to the prior year quarter. Sales in local currency for our Brazilian operation were down 19.8% for the quarter due to a 17.1% reduction in unit volume and reduced average selling prices. Sales in local currency of our Irish operation decreased 14.8% for the quarter due to reduced volume which was partially offset by higher average unit selling prices. The movement in currency exchange rates from the prior year to the current year adversely affected current quarter sales translated to U.S. dollars for the Irish and Brazilian operations. U.S. dollar net sales were $4.8 million less than what sales would have been reported using prior year translation rates for the quarter, with most of this effect attributable to the change in the U.S. dollar and Brazilian Reais exchange rate.

Gross profit for our polyester segment decreased $11.2 million to $15.5 million in the quarter. The decrease in gross profit for the quarter is primarily due to the 29.1% decrease in sales.

The nylon business continues to be negatively impacted by the decline in the ladies hosiery business as well as the slow down of seamless apparel sales. Consistent with the polyester business, the current quarter was adversely affected by inventory corrections in response to economic and retail slow downs. As a result, sales for our nylon segment declined 28.1% for the quarter compared with the previous year's respective period. Our domestic nylon unit volume, which represents substantially all of consolidated nylon sales volume, declined 17.7%
for the September quarter compared to the prior year quarter. Average sales prices were down 10.4% for the current year period relative to the prior year.

Gross profit for our nylon segment decreased $4.8 million to $5.7 million in the quarter. The decrease in gross profit for the quarter is primarily due to the 28.1% decrease in sales.

Selling, general and administrative expenses as a percentage of net sales, increased from 5.0% in last year's quarter to 5.2% this quarter. On a dollar basis, selling, general and administrative expense decreased $4.5 million to $11.6 million. These lower costs are primarily due to the sale of the consulting arm of Unifi Technology Group and from the continuing cost reduction efforts initiated in March 2001.

Corporate

Interest expense decreased $2.1 million to $6.2 million in the current quarter. The decrease in interest expense for the quarter reflects lower average debt outstanding and lower average interest rates. The weighted average interest rate on outstanding debt at September 23, 2001, was 5.9% compared to 6.7% at September 24, 2000.

Other income and expense was positively impacted in the current quarter by a gain on sale of non-operating assets of $2.9 million. Other income and expense for the current year quarter also includes a provision for bad debts of $1.0 million compared with $2.5 million in the prior year quarter. In addition, other income and expense for the prior year quarter included a charge of $1.6 million in currency losses associated with the partial cancellation of a Euro-based hedge originally secured to purchase machinery.

Equity in the losses of our unconsolidated affiliates, Parkdale America, LLC ("the LLC"), Micell Technologies, Inc., ("Micell"), Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $0.3 million in the first quarter of fiscal 2002 compared with $1.4 million for the corresponding prior year quarter.

The minority interest charge was $0.9 million in the current year fiscal quarter compared to $2.8 million in the prior year quarter. The decrease in minority interest expense in the current quarter is due to lower operating results and cash flows generated by our domestic natural textured polyester business venture, which has historically represented substantially all of the minority interest charge.

In fiscal 2001, the Company recorded charges of $7.6 million for severance and employee related costs and $24.5 million for asset impairments and write-downs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that are being held for sale. The plant closing and consolidations of the manufacturing and distribution systems were aimed at improving the overall efficiency and effectiveness of the Company's operations and reducing our fixed cost structure in response to decreased sales volumes.

The severance and other employee related costs provided for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notification of the termination was made to all employees prior to March 24,

2001 and substantially all affected personnel were terminated by the end of April 2001. Severance will be paid in accordance with various plan terms, which vary from lump sum to a payout over a maximum of 21 months ending December 2002. Additionally, this charge included costs associated with medical and dental benefits for former employees no longer providing services to the Company and provisions for certain consultant agreements for which no future benefit is anticipated.

The charge for impairment and write down of assets included $18.6 million for the write down of duplicate or less efficient property, plant and equipment to their fair value less disposal cost and the write down of certain non-core assets which are held for sale. It is anticipated that the remaining non-core assets and business will be sold prior to the end of calendar 2001. Additionally, an impairment charge of $5.9 million was recorded for the write down to fair value of assets, primarily goodwill, associated with the European polyester dyed yarn operation and Colombian nylon covering operation as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. These reviews were prompted by ongoing excess manufacturing capacity issues. Run-out expenses related to the consolidation and closing of the affected operations, including equipment relocation and other costs associated with necessary ongoing plant maintenance expenses, were charged to operations as incurred and were completed by the end of fiscal 2001.

The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the quarter ended September 23, 2001:

                                    Balance at                      Balance at
     (Amounts in thousands)       June 24, 2001   Cash Payments   Sept. 23, 2001
     ---------------------------------------------------------------------------

     Accrued Severance Liability      $2,338          (724)           $1,614


This accrued liability excludes the additional $1.7 million charge recorded in the prior year for the change in estimate associated with the expected payout of medical and dental benefits for former employees who retired and terminated in fiscal year 1999. Substantially all costs other than severance and the change in estimate associated with the expected payout of medical and dental benefits associated with the consolidation and cost reduction charges were non cash.

The Company's income tax provision (benefit) for the current year period is different from the statutory rate as no income tax benefits have been recognized for the losses incurred by foreign subsidiaries as the recoverability of such tax benefits through loss carryforwards or carrybacks is not reasonably assured.

As a result of the above, the Company realized during the current quarter net income of $2.7 million, or diluted earnings per share of $.05, compared to $2.9 million, or $.05 per share, for the corresponding quarter of the prior year.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after this date. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001. The Company adopted SFAS 141 on July 1, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As allowed under the Standard, the Company has early adopted SFAS 142 as of June 25, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no other adjustments were made to the amortization period or residual values of other intangible assets.

SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The second test must be performed as soon as possible, but no later than the end of the Company's 2002 fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to complete this assessment, the Company has not determined whether there is any indication that goodwill is impaired or estimated the amount of any potential impairment.

At September 23, 2001, the Company had goodwill of $59.8 million (net of accumulated amortization of $18.1 million), which is being assessed for impairment. The Company anticipates completing its initial assessment of impairment by December 23, 2001. Should an indication of impairment exist, the Company will perform the second test under SFAS 142 to measure and record the amount of impairment, if any.

As described above, the Company adopted SFAS 142 on June 25, 2001. The following table reconciles net income for the quarter ended September 24, 2000 to its pro forma balance adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS 142.

          Reported net income                               $2,883
          Add back:  goodwill amortization (net of tax)        816
                                                            ------
          Adjusted net income                               $3,699
                                                            ------

          Basic net income per share:
              Reported net income                           $  .05
              Adjusted net income                           $  .07

          Diluted net income per share:
              Reported net income                           $  .05
              Adjusted net income                           $  .07

There were no changes in the net carrying amount ($59.8 million) of goodwill for the quarter ended September 23, 2001. Intangible assets subject to amortization under SFAS 142 amounted to $2.9 million (net of accumulated amortization of $7.7 million) and $3.4 million (net of accumulated amortization of $7.2 million) at September 23, 2001 and June 24, 2001, respectively. These intangible assets consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally 5 years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2002 - $2.1 million; 2003 - $1.1 million; and 2004 - $0.2 million.

Effective June 26, 2000, the Company began accounting for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recorded on the balance sheet at fair value. There was no cumulative effect adjustment of adopting this accounting standard in fiscal 2001. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In the prior year quarter, the Company recorded and subsequently wrote off approximately $1.6 million of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts outstanding for anticipated purchase commitments that were subsequently canceled were unwound by entering into sales contracts with identical remaining maturities and contract values. These purchase and sales contracts continue to be marked to market with offsetting gains and losses. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 15, 2001 and March 21, 2002, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

                                               Sept. 23, 2001     June 24, 2001
                                               --------------     -------------
         Foreign currency purchase contracts:
                  Notional amount                $     3,600       $    14,400
                  Fair value                           3,223            12,439
                                                 -----------       -----------
                           Net (gain) loss       $       377       $     1,961
                                                 -----------       -----------

         Foreign currency sales contracts:
                  Notional amount                $    18,602       $    28,820
                  Fair value                          18,560            29,369
                                                 -----------       -----------
                           Net (gain) loss       $       (42)      $       549
                                                 -----------       -----------

For the quarters ended September 23, 2001 and September 24, 2000, the total impact of foreign currency related items on the Condensed Consolidated Statements of Income, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.2 million and $2.1 million, respectively.

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, South Carolina site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility is scheduled to begin production in January 2002. Until such time, UNIFI-SANS will continue to purchase yarn from Solutia to meet market demand. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. The joint venture produces approximately 25.0 million pounds of nylon POY at Nilit's manufacturing facility in Migdal Ha - Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company's nylon texturing and covering operations.

Liquidity and Capital Resources

Cash generated from operations was $2.5 million for the quarter ended September 23, 2001, compared to $1.9 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, were a decrease in accounts receivable of $14.6 an increase in income taxes payable/refundable of $7.1 million, and depreciation and amortization aggregating $19.5 million. Offsetting these sources were decreases in accounts payable and accruals of $28.6 million and an increase in inventories of $8.1 million. All working capital changes have been adjusted to exclude currency translation effects.

The Company ended the current quarter with working capital of $78.2 million, which included cash and cash equivalents of $11.7 million. Included in the working capital amount is $85.1 million of debt classified as short-term that is expected to be refinanced on a long-term basis.

The Company utilized $5.6 million for net investing activities and obtained $9.1 million from net financing activities during the current quarter. Significant cash expenditures during this period included $2.4 million for capital expenditures and $5.8 million for investments in unconsolidated equity affiliates. Also, the Company obtained $9.9 million in net borrowings during this period and invested, on a long-term basis, $1.2 million of restricted cash from the Brazilian government. The Company also received cash proceeds from the sale of capital assets of $3.3 million.

At September 23, 2001, the Company was not committed for any significant capital expenditures.

Effective June 1, 2000, the Company and DuPont initiated a manufacturing alliance to produce polyester filament yarn. The alliance is intended to optimize Unifi's and DuPont's partially oriented yarn (POY) manufacturing facilities, increase manufacturing efficiency and improve product quality. Under its terms, DuPont and Unifi will cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation will shift commodity yarns from our Yadkinville facility to DuPont's Kinston plant, and bring high-end specialty production to Yadkinville from Kinston and Cape Fear. The companies will split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies will collectively attempt to increase profitability through the development of new products. Likewise, the costs incurred and benefits derived from the product innovations will be split equally. DuPont and Unifi will continue to own and operate their respective sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace and will use DuPont technology to expand the specialty product range at each company's sites. Unifi will continue to provide textured yarn to the marketplace. Through the first quarter of fiscal 2002, the Alliance is operating as intended and the financial benefits are in line with expectations.

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

The Board of Directors, effective July 26, 2000, increased the remaining authorization to repurchase up to 10.0 million shares of Unifi's common stock of which an authorization to purchase 8.6 million shares remains. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate and financially prudent. However, the Company did not repurchase any shares during the first quarter of fiscal 2002 and presently does not anticipate significant share repurchases until debt is reduced to an acceptable level.

The Company has access to financing through unused capacity under an unsecured $150 million revolving bank credit facility (the "Credit Facility") that is scheduled to mature in December 2003 and a $100 million trade receivables financing agreement (the "Receivables Agreement") which is secured by certain domestic and foreign accounts receivable. Amounts outstanding under the Credit Facility and the Receivables Agreement as of September 23, 2001 were $5.0 million and $80.1 million, respectively. The Receivables Agreement does not have a stated maturity but is terminable at the option of the Company with a five-day written notice. Loans under the Credit Facility bear interest at LIBOR plus 2.0% and advances under the Receivables Agreement bear interest at the applicable commercial paper rate plus .30%. As of September 23, 2001, the Company had unused capacity of approximately $145 million under the terms of the Credit Facility.

The loans under the Credit Facility include financial covenants that required, at September 23, 2001, tangible net worth of $395.4 million, a maximum leverage ratio of 3.25 and a minimum interest coverage ratio of 2.50. The Company believes that it is in compliance with all these covenants at September 23, 2001. However, the Company was in default of the interest coverage covenant of the Credit Facility at June 24, 2001. As a result, the Company obtained a waiver through November 30, 2001. The Company is currently in discussions with the lending group and others to secure a more flexible long-term borrowing arrangement. The outstanding balance of the Credit Facility of $5.0 million at September 23, 2001 has been classified as a current maturity of long-term debt. The Company has classified the $80.1 million outstanding at September 23, 2001 under the Receivables Agreement, as a current maturity of long-term debt, pending renegotiation of the Credit Facility. The Company believes that its current financial position as well as its cash flow from operations and available collateral will allow it to refinance on a long-term basis the Credit Facility and Receivables Agreement on acceptable terms.

The current business climate for U.S. based textile manufacturers remains very challenging due to importation pressures and excess capacity worldwide as well as currency imbalances. This situation does not appear that it will improve in the foreseeable future. This highly competitive environment has impacted the markets in which the Company competes, both domestically and abroad. Consequently, management took certain consolidation and cost reduction actions during fiscal year 2001 to align our capacity with current market demands. Should business conditions worsen the Company is prepared to take such actions as deemed necessary to align our capacity and cost structure with market demands. Management feels confident that a long-term stable financing arrangement will be negotiated which will continue to enable the Company, in combination with its current financial position, the ability to meet working capital and long-term investment needs and pursue strategic business opportunities.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, operating results of our equity affiliates and alliances, technological advancements, employee relations, changes in capital expenditures and long-term investments (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K have been filed during the quarter ended September 23, 2001

                                   UNIFI, INC.

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      UNIFI, INC.
                                        ----------------------------------------








Date:    November 7, 2001                 /s/ Willis C. Moore, III
     -------------------------          ----------------------------------------
                                          Willis C. Moore, III
                                          Executive Vice President and Chief
                                          Financial Officer (Mr. Moore is the
                                          Principal Financial and has been duly
                                          authorized to sign on behalf of the
                                          Registrant.)



Date:    November 7, 2001                 /s/ Edward A. Imbrogno
     -------------------------         -----------------------------------------
                                          Edward A. Imbrogno
                                          Chief Accounting Officer