Form 10-Q
period 2001-12-23
UNIFI INC
filed 2002-02-06
CIK 100726

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended       December 23, 2001
                                                  -----------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                      Commission File Number       1-10542
                                                   -------

                                   UNIFI, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                      11-2165495
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

P.O. Box 19109 - 7201 West Friendly Avenue
Greensboro, NC                                              27419
------------------------------------------        ------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                Class                           Outstanding at January 27, 2002
--------------------------------------          -------------------------------
Common stock, par value $.10 per share                 53,825,533 Shares

Part I. Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                     December 23,     June 24,
                                                          2001          2001
                                                     -----------    -----------
                                                     (Unaudited)      (Note)
                                                       (Amounts in Thousands)
ASSETS:
Current assets:
    Cash and cash equivalents                        $    14,640    $     6,634
    Receivables                                          140,712        171,744
    Inventories:
       Raw materials and supplies                         52,543         47,374
       Work in process                                    10,959         12,527
       Finished goods                                     56,037         64,533
    Other current assets                                   2,761          6,882
                                                     -----------    -----------
       Total current assets                              277,652        309,694
                                                     -----------    -----------
Property, plant and equipment                          1,214,599      1,209,927
    Less:  accumulated depreciation                      684,355        647,614
                                                     -----------    -----------
                                                         530,244        562,313
Investments in unconsolidated affiliates                 176,114        167,286
Goodwill                                                  59,733         59,733
Other intangible assets, net                               2,357          3,406
Other noncurrent assets                                   35,107         34,887
                                                     -----------    -----------
       Total assets                                  $ 1,081,207    $ 1,137,319
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                 $    60,388    $   100,086
    Accrued expenses                                      52,681         59,866
    Income taxes payable                                   9,570             72
    Current maturities of long-term debt and other
      current liabilities                                  9,715         85,962
                                                     -----------    -----------
       Total current liabilities                         132,354        245,986
Long-term debt and other liabilities                     315,958        259,188
Deferred income taxes                                     80,270         80,307
Minority interests                                        12,081         11,295
Shareholders' equity:
    Common stock                                           5,383          5,382
    Retained earnings                                    588,526        589,360
    Unearned compensation                                   (922)        (1,203)
    Accumulated other comprehensive loss                 (52,443)       (52,996)
                                                     -----------    -----------
       Total shareholders' equity                        540,544        540,543
                                                     -----------    -----------
       Total liabilities and shareholders' equity    $ 1,081,207    $ 1,137,319
                                                     ===========    ===========

-----------
Note: The balance sheet at June 24, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

--------------------------------------------------------------------------------
                                          For the                For the
                                       Quarters Ended         Six Months Ended
                                    --------------------    --------------------
                                     Dec. 23,   Dec. 24,    Dec. 23,   Dec. 24,
                                       2001       2000        2001       2000
                                     --------   --------    --------   --------
                                    (Amounts in Thousands Except Per Share Data)

Net sales                           $ 221,655  $ 299,143   $ 444,681  $ 618,306
Cost of goods sold                    206,158    271,103     406,946    552,606
Selling, general & admin. expense      11,487     17,890      23,065     33,922
Interest expense                        6,135      8,483      12,334     16,790
Interest income                           509        691       1,274      1,812
Other expense                           2,417      2,858         760      7,370
Equity in losses of unconsolidated
  affiliates                            1,411        377       1,736      1,808
Minority interests                          0      2,723         861      5,482
                                    ---------  ---------   ---------  ---------
Income (loss) before income taxes      (5,444)    (3,600)        253      2,140
Provision (benefit) for income
  taxes                                (1,929)      (172)      1,102      2,685
                                    ---------  ---------   ---------  ---------
Net loss                            $  (3,515) $  (3,428)  $    (849) $    (545)
                                    =========  =========   =========  =========


Loss per common share - basic       $   (0.07) $   (0.06)  $   (0.02) $   (0.01)
                                    =========  =========   =========  =========

Loss per common share - diluted     $   (0.07) $   (0.06)  $   (0.02) $   (0.01)
                                    =========  =========   =========  =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                      For the Six Months Ended
                                                      ------------------------
                                                      December 23,  December 24,
                                                         2001           2000
                                                      ------------  ------------
                                                        (Amounts in Thousands)

Cash and cash equivalents provided by
  operating activities                                  $ 41,980     $  63,978
                                                        --------     ---------

Investing activities:
    Capital expenditures                                  (4,967)      (27,993)
    Acquisitions                                               0        (2,148)
    Investments in unconsolidated equity affiliates      (10,670)       (5,555)
    Investment of foreign restricted cash                 (1,563)       (6,245)
    Proceeds from sale of capital assets                   3,353           804
    Other                                                 (1,311)       (1,648)
                                                        --------     ---------
        Net investing activities                         (15,158)      (42,785)
                                                        --------     ---------

Financing activities:
    Borrowing of long-term debt                           47,316       284,687
    Repayment of long-term debt                          (63,669)     (271,289)
    Purchase and retirement of Company
      common stock                                             0       (16,507)
    Distributions to minority interest shareholders            0        (6,000)
    Other                                                 (2,909)       (2,383)
                                                        --------     ---------
        Net financing activities                         (19,262)      (11,492)
                                                        --------     ---------

Currency translation adjustment                              446          (290)
                                                        --------     ---------

Net increase in cash and cash
  equivalents                                              8,006         9,411
                                                        --------     ---------

Cash and cash equivalents - beginning                      6,634        18,778
                                                        --------     ---------


Cash and cash equivalents - ending                      $ 14,640     $  28,189
                                                        ========     =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

(a)  Basis of Presentation
     ---------------------

     The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 23, 2001, and the results of operations and cash flows for the periods ended December 23, 2001, and December 24, 2000. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

(b)  Income Taxes
     ------------

     Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

     The Company's income tax provision (benefit) for both current and prior year periods is different from the U.S. statutory rate due to foreign operations being taxed at lower effective rates and substantially no income tax benefits have been recognized for the losses incurred by foreign subsidiaries as the recoverability of such tax benefits through loss carryforwards or carrybacks is not reasonably assured.

(c)  Comprehensive Loss
     ------------------

     Comprehensive loss amounted to $4.7 million for the second quarter of fiscal 2002 and $0.3 million for the year to date compared to $1.1 million and $8.7 million for the prior year quarter and year-to-date periods, respectively. Comprehensive loss was comprised of net loss and foreign currency translation adjustments for all periods. In addition, the prior year periods also included unrealized gains and (losses) on foreign currency derivative contracts totaling $1.6 million and $(1.0) million, for the quarter and year to date. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

(d)  Loss per Share
     --------------

     The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted losses per share computations (amounts in thousands):

                                   For the Quarters Ended       For the Six Months Ended
                                 ---------------------------   ---------------------------
                                  December 23,  December 24,   December 23,   December 24,
                                      2001           2000           2001            2000
                                 ------------   ------------   ------------   ------------
Numerator:
  Net loss                       $     (3,515)  $     (3,428)  $       (849)  $       (545)
                                 ============   ============   ============   ============

                                   For the Quarters Ended       For the Six Months Ended
                                 ---------------------------   ---------------------------
                                  December 23,  December 24,   December 23,   December 24,
                                      2001           2000           2001            2000
                                 ------------   ------------   ------------   ------------
Denominator:
  Denominator for basic
    loss per share -
    Weighted average shares            53,734         53,641         53,720         54,122

  Effect of dilutive securities:
    Stock options                          --             --             --             --
    Restricted stock awards                --             --             --             --
                                 ------------   ------------   ------------   ------------

  Dilutive potential common
    shares denominator for
    diluted loss per share -
    Adjusted weighted average
    shares and assumed
    conversions                        53,734         53,641         53,720         54,122
                                 ============   ============   ============   ============

(e)  Recent Accounting Pronouncements
     --------------------------------

     In September 2000, the Emerging Issues Task Force (EITF) issued EITF Abstract 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that any amounts billed to a customer for a sales transaction related to shipping or handling should be classified as revenues. The Company was required to adopt EITF 00-10 in the fourth quarter of fiscal year 2001. Before adoption of this Standard, the Company included revenues earned for shipping and handling in the net sales line item in the Condensed Consolidated Statements of Operations. Costs to provide this service were either historically included in net sales, for shipping costs, or in cost of sales, for handling expenses. Upon the adoption of EITF 00-10 the Company has reclassified the presentation of shipping costs from net sales to cost of sales and restated all prior periods. Adopting EITF 00-10 had no impact on the Company's net results of operations or financial position.

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As allowed under the Standard, the Company has adopted SFAS 142 retroactively to June 25, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

     With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

     In accordance with the transition provisions of SFAS 142, we have completed the first step of the transitional goodwill impairment test for all the reporting units of the Company. The results of that test have indicated that goodwill, with a net carrying value of $46.3 million, associated with our nylon business may be impaired and an impairment loss may have to be recognized. The amount of that loss has not been estimated, and the measurement of that loss is expected to be completed prior to the end of the fourth quarter of 2002. Any resulting impairment loss will be recognized as the cumulative effect of a change in accounting principle and reflected in the first quarter of 2002. See Note (k) for further disclosure in connection with SFAS 142.

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

(f)  Segment Disclosures
     -------------------

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company's selected segment information for the quarters and year-to-date periods ended December 23, 2001, and December 24, 2000 (amounts in thousands):

                                                  Polyester         Nylon            UTG            Total
   ---------------------------------------------------------------------------------------------------------
   Quarter ended December 23, 2001:
       Net sales to external customers            $ 159,170       $  62,485       $      -       $   221,655
       Intersegment net sales                            16             (85)             -               (69)
       Segment operating income                       1,922           1,354              -             3,276
       Depreciation and amortization                 12,471           4,642              -            17,113
       Total assets                                 564,109         287,429          4,908           856,446
   ---------------------------------------------------------------------------------------------------------
   Quarter ended December 24, 2000:
       Net sales to external customers            $ 206,804       $  85,600       $  6,739       $   299,143
       Intersegment net sales                             4               -          2,762             2,766
       Segment operating income (loss)                7,714           4,373         (2,313)            9,774
       Depreciation and amortization                 14,157           5,579            286            20,022
       Total assets                                 646,419         356,444         19,576         1,022,439
   ---------------------------------------------------------------------------------------------------------

                                                                  For the Quarters Ended
                                                         December 23, 2001         December 24, 2000
   --------------------------------------------------------------------------------------------------
   Operating income:
       Reportable segments operating income                 $   3,276                  $   9,774
       Net standard cost adjustment to LIFO                       757                      1,215
       Unallocated operating expense                              (23)                      (839)
                                                         --------------------------------------------
       Consolidated operating income                        $   4,010                  $  10,150
                                                         ============================================

   ---------------------------------------------------------------------------------------------------------

                                                  Polyester         Nylon            UTG            Total
   ---------------------------------------------------------------------------------------------------------
   Six months ended December 23, 2001:
       Net sales to external customers            $ 315,325       $ 129,356       $      -       $   444,681
       Intersegment net sales                            24             (85)             -               (61)
       Segment operating income                       8,291           4,593              -            12,884
       Depreciation and amortization                 25,258           9,315              -            34,573
   ---------------------------------------------------------------------------------------------------------
   Six months ended December 24, 2000:
       Net sales to external customers            $ 427,090       $ 178,554       $ 12,662       $   618,306
       Intersegment net sales                            45               -          5,719             5,764
       Segment operating income (loss)               25,206          10,634         (3,930)           31,910
       Depreciation and amortization                 29,071          11,220            560            40,851
   ---------------------------------------------------------------------------------------------------------

                                                                 For the Six Months Ended
                                                         -------------------------------------------
                                                         December 23, 2001         December 24, 2000
   ---------------------------------------------------------------------------------------------------------
  Operating income:
       Reportable segments operating income                 $  12,884                 $  31,910
       Net standard cost adjustment to LIFO                     1,837                     1,217
       Unallocated operating expense                              (51)                   (1,349)
                                                         --------------------------------------------
       Consolidated operating income                        $  14,670                 $  31,778
                                                         =============================================

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

     Domestic operating divisions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $0.8 million and $0.6 million for the current and prior year quarters, respectively, and $1.8 million and $2.6 million for the current and prior year six month periods, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

     "UTG" is the Company's majority-owned information services subsidiary, Unifi Technology Group, Inc. Since March 2001, UTG has been accounted for as an asset held for sale and, as a result, UTG did not have any sales and operating income for the quarter and six months ended December 23, 2001. The remaining component of this entity was sold in January 2002.

     The total assets for the polyester segment decreased from $608.6 million at June 24, 2001 to $564.1 million at December 23, 2001 due mainly to domestic assets decreasing by $39.4 million (accounts receivable, inventories and fixed assets decreased by $19.1 million, $4.2 million and $16.1 million, respectively). The total assets for the nylon segment decreased from $292.4 million at June 24, 2001 to $287.4 million at December 23, 2001 due mainly to domestic assets decreasing by $3.7 million (accounts receivable and fixed assets decreased by $1.6 million and $8.5 million, respectively, offset by an increase in inventories of $6.4 million). The fixed asset reductions for polyester and nylon are primarily associated with depreciation. The total assets for the "All Other" segment of $4.9 million at December 23, 2001 is comparable with the amount at June 24, 2001 of $5.1 million.

(g)  Derivative Financial Instruments
     --------------------------------

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

     The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian, Brazilian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income
     (Loss) and periodically evaluated to assess hedge effectiveness. In the prior year quarter and six-month period, the Company recorded and subsequently wrote off approximately $0.5 million and $2.1 million, respectively, of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts outstanding for anticipated purchase commitments that were subsequently canceled were unwound by entering into sales contracts with identical remaining maturities and contract values. These contracts were marked to market with offsetting gains and losses until they matured. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January 17, 2002 and December 1, 2002, respectively.

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

                                               Dec. 23, 2001     June 24, 2001
                                               -------------     -------------
         Foreign currency purchase contracts:
                  Notional amount               $     1,888       $    14,400
                  Fair value                          1,677            12,439
                                                      -----            ------
                           Net loss             $       211       $     1,961
                                                      ------           -------

         Foreign currency sales contracts:
                  Notional amount               $    14,250       $    28,820
                  Fair value                         14,335            29,369
                                                     ------            ------
                           Net loss             $        85       $       549
                                                     ------            ------

     For the quarters ended December 23, 2001 and December 24, 2000, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.3 million and $2.3 million, respectively.

(h)  Joint Ventures and Alliances
     ----------------------------

     On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, South Carolina site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility started initial production in January 2002. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

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

     In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC and a 32.71% interest in Micell Technologies, Inc.

     Condensed balance sheet and income statement information as of December 23, 2001, and for the quarter and year-to-date periods ended December 23, 2001, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

                                      December 23,
                                         2001
                                      ------------
     Current assets                   $    189,660
     Noncurrent assets                     213,572
     Current liabilities                    33,588
     Shareholders' equity                  296,478

                                     Quarter Ended     For the Six Months Ended
                                     Dec. 23, 2001          Dec. 23, 2001
                                     -------------     ------------------------

     Net sales                       $     101,525          $     220,829
     Gross profit                            4,720                 12,798
     Income (loss) from operations          (1,232)                   959
     Net loss                               (4,172)                (4,025)

     Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The intent of the alliance is to optimize the Company's and DuPont's partially oriented yarn (POY) manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under its terms, DuPont and the Company cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and transition of the commodity yarns from the Company's Yadkinville, North Carolina facility to DuPont's Kinston, North Carolina plant, and high-end specialty production from Kinston and Cape Fear to Yadkinville. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations are split equally. DuPont and the Company continue to own and operate their respective sites and employees remained with their respective employers. DuPont continues to provide POY to the marketplace using DuPont technology to expand the specialty product range at each company's sites and the Company continues to provide textured yarn to the marketplace.

     During the current quarter and year-to-date, the Company recognized as a reduction of cost of goods sold the cost savings and other benefits from the alliance of $7.4 million and $17.7 million, respectively, compared to $1.8 million for the corresponding prior year quarter and year-to-date periods.

     In the fourth quarter of fiscal 2001, the Company recorded its share of the anticipated costs of closing DuPont's Cape Fear, North Carolina facility. The charge totaled $15.0 million and represented 50% of the expected severance and dismantlement costs of closing this plant. Payments for this obligation are expected to be made over the eighteen-month period ending December 2002. During the second quarter ended December 23, 2001, the Company made payments totaling approximately $6.4 million. As a result, the estimated remaining liability at December 23, 2001 is $8.6 million.

     At termination of the alliance or at any time after June 1, 2005, the Company has the right but not the obligation to purchase from DuPont and DuPont has the right but not the obligation to sell to the Company, DuPont's U.S. polyester filament business, with a rated production capacity of approximately 412 million pounds annually, for a price based on a mutually agreed fair market value within a range of $300 million to $600 million, subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company's POY facilities, with a rated production capacity of approximately 185 million pounds annually, for a price based on a mutually agreed fair market value within a range of $125 million to $175 million.

(i)  Debt Refinancing
     ----------------

     On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility and its $100 million accounts receivable securitization, with a new five year $150 million asset based revolving credit agreement (the "Credit Agreement"). The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of December 23, 2001, the Company had outstanding borrowings of $58.4 million and availability of $66.4 million under the terms of the Credit Agreement.

     Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company's option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company's leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. On borrowings outstanding at December 23, 2001, the interest rate was 4.61%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.9 million which will be amortized over the term of the Credit Agreement. In addition, $0.5 million of unamortized fees related to the refinancing of the $150 million revolving bank credit facility and the $100 million accounts receivable securitization were charged to operations in the quarter ended December 23, 2001.

     The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At December 23, 2001, the Company was in compliance with all covenants under the Credit Agreement.

(j)  Consolidation and Cost Reduction Efforts
     ----------------------------------------

     In fiscal 2001, the Company recorded charges of $7.6 million for severance and employee termination related costs and $24.5 million for asset impairments and write-downs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that were held for sale. The plant closing and consolidations of the manufacturing and distribution systems were aimed at improving the overall efficiency and effectiveness of the Company's operations and reducing the fixed cost structure in response to decreased sales volumes.

     The severance and other employee related costs provided for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notification of the termination was made to all employees prior to March 24, 2001 and substantially all affected personnel were terminated by the end of April 2001. Severance payments have been made in accordance with various plan terms, which varied from lump sum to a payout over a maximum of 21 months ending December 2002. Additionally, this charge included costs associated with medical and dental benefits for former employees no longer providing services to the Company and provisions for certain consultant agreements for which no future benefit was anticipated.

     The charge for impairment and write down of assets included $18.6 million for the write down of duplicate or less efficient property, plant and equipment to their fair value less disposal cost and the write down of certain non-core assets which were held for sale to estimated net realizable value. All of the non-core assets and businesses held for sale included in this charge were disposed of by January 2002. Additionally, an impairment charge of $5.9 million was recorded for the write down to fair value of assets, primarily goodwill, associated with the European polyester dyed yarn operation and Colombian nylon covering operation as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. These reviews were prompted by ongoing excess manufacturing capacity issues. Run-out expenses related to the consolidation and closing of the affected operations, including equipment relocation and other costs associated with necessary ongoing plant maintenance expenses, were charged to operations as incurred and were completed by the end of fiscal 2001.

     During the second quarter of fiscal 2002, the Company recorded a $0.6 million charge for severance costs associated with the further consolidation and reduction of selling, general and administrative expenses.

     The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the six months ended December 23, 2001:

                                                                     Balance at
                                   Balance at   Fiscal 2002   Cash    Dec. 23,
     (Amounts in thousands)      June 24, 2001    Charge    Payments    2001
     ---------------------------------------------------------------------------

     Accrued Severance Liability     $2,338        $632     $(1,387)   $1,583


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

(k)  Goodwill and Other Intangible Assets
     ------------------------------------

     As described in Note (e), the Company adopted SFAS 142 on June 25, 2001. The following table reconciles net income (loss) for the quarter and six months ended December 24, 2000 to its pro forma balance adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS 142 (amounts in thousands).

                                                        Quarter      Six Months
                                                         Ended          Ended
                                                        -------       --------

          Reported net loss                             $(3,428)      $   (545)
          Add back:  goodwill amortization
                             (net of tax)                   707          1,523
                                                        -------       --------
          Adjusted net income (loss)                    $(2,721)      $    978
                                                        -------       --------

          Basic net income (loss) per share:
              Reported net loss                         $  (.06)      $   (.01)
              Adjusted net income (loss)                $  (.05)      $    .02

          Diluted net income (loss) per share:
               Reported net loss                        $  (.06)      $   (.01)
               Adjusted net income (loss)               $  (.05)      $    .02

     There were no changes in the net carrying amount ($59.7 million - net of accumulated amortization of $18.1 million) of goodwill for the quarter and six months ended December 23, 2001. Goodwill by segment as of December 23, 2001 and June 24, 2001 is as follows: nylon - $46.3 million and polyester - $13.4 million. Intangible assets subject to amortization under SFAS 142 amounted to $2.4 million (net of accumulated amortization of $8.2 million) and $3.4 million (net of accumulated amortization of $7.2 million) at December 23, 2001 and June 24, 2001, respectively. These intangible assets consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2002 - $2.1 million; 2003 - $1.1 million; and 2004 - $0.2 million.

(l)  Subsequent Event
     ----------------

     As described above in Note (h) the Company and DuPont entered into a manufacturing alliance in June 2000 to produce partially oriented polyester filament yarn. DuPont and the Company have had discussions regarding their alliance and each party alleged that the other was in breach of material terms of their agreement. On February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont, alleging, among other things, breach of contract and unjust enrichment. DuPont is seeking damages, injunctive relief and a declaratory judgment terminating the agreement and allowing it to sell its interest in the alliance to the Company. The Company denies DuPont's allegations and intends to vigorously defend the arbitration and assert various counterclaims against DuPont.
     The ultimate outcome of this matter cannot be predicted at this time.

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

Results of Operations
---------------------

Consolidated net sales decreased 25.9% for the quarter from $299.1 million to $221.7 million and 28.1% for the year-to-date. Unit volume for the quarter decreased 18.6% while average unit sales prices, based on product mix, declined 7.3%. For the year-to-date, unit volume declined 21.6%, while unit prices, based on product mix, decreased 6.5%.

At the segment level, polyester accounted for 72% and 71% of dollar sales and nylon accounted for 28% and 29% of dollar sales for the quarter and six months, respectively.

Polyester
---------

The polyester business in the U.S and Europe continues to be negatively impacted by the importation of fabric and apparel that has eroded the business of our customers, primarily in the commodity areas. Additionally, the current quarter and year-to-date period were adversely affected by customers reducing purchases in an effort to reduce excess inventory levels in response to slow downs at retail and the economy in general. These effects were experienced across substantially all end-use markets including apparel, automotive, and home furnishings. As a result, sales for our polyester segment declined 23.0% and 26.2% for the quarter and year-to-date period compared with the previous year's respective periods.

Our domestic polyester unit volume decreased 21.0% and 24.7% for the December quarter and year-to-date compared to the prior year December quarter and year-to-date. Domestic polyester pricing on sales of first quality goods remained stable compared to the prior year quarter and year-to-date period. Sales in local currency for our Brazilian operation increased 7.8% for the quarter primarily due to an increase in average selling prices of 11.1%. For the six months, sales in local currency for the Brazilian operation decreased 6.3% primarily due to a 9.9% reduction in unit volume. Sales in local currency of our Irish operation for the quarter and six months decreased 17.8% and 16.4%, respectively, primarily due to reductions in unit volumes of 19.9% and 19.8%, respectively. The movement in currency exchange rates from the prior year to the current year adversely affected current quarter and year-to-date sales translated to U.S. dollars for the Brazilian operation. U.S. dollar net sales were $6.4 million and $11.0 million less than what sales would have been reported using prior year translation rates for the quarter and year-to-date, respectively, with this effect attributable to the change in the U.S. dollar and Brazilian Reais exchange rate.

Gross profit for our polyester segment decreased $6.1 million to $10.9 million in the quarter and decreased $17.3 million to $26.5 million for the six months. The decrease in gross profit for the quarter and six months is primarily due to the decrease in sales of 23.0% and 26.2%, respectively. The decline in gross profit due to volume declines was mitigated by the cost savings and other benefits from the DuPont alliance which increased gross profit by $5.6 million and $15.9 million for the quarter and year-to-date, respectively, as compared with the prior year periods.

Nylon
-----

The nylon business continues to be negatively impacted by the decline in the ladies hosiery business as well as the slow down of seamless apparel sales. Consistent with the polyester business, the current quarter and six months were adversely affected by inventory corrections in response to economic and retail slow downs. As a result, sales for our nylon segment declined 27.0% and 27.6% for the quarter and year-to-date period compared with the previous year's respective periods. Our domestic nylon unit volume, which represents substantially all of consolidated nylon sales volume, declined 17.9% and 17.8% for the December quarter and year-to-date compared to the prior year December quarter and year-to-date. Average sales prices were down approximately 10% for the current year quarter and year-to-date relative to the prior year periods.

Gross profit for our nylon segment decreased $4.5 million to $3.8 million in the quarter and decreased $9.3 million to $9.5 million for the six months. The decrease in gross profit for the quarter and six months is primarily due to the decrease in sales.

Selling, general and administrative expenses, which are allocated to the polyester and nylon segments based on various cost drivers, decreased from 6.0% of net sales in last year's quarter to 5.2% this quarter and from 5.5% in last year's year-to-date to 5.2% for the current year-to-date period. On a dollar basis, selling, general and administrative expense decreased $10.9 million to $23.1 million for the year to date period. These lower costs are primarily due to the sale of the consulting arm of Unifi Technology Group and from savings achieved from the cost reduction efforts initiated in March 2001. During the second quarter of fiscal 2002, the Company recorded a $0.6 million charge for severance costs associated with the further consolidation and reduction of selling, general and administrative expenses.

Corporate
---------

Interest expense decreased $2.4 million to $6.1 million in the current quarter and $4.5 million to $12.3 million for the year-to-date. The decrease in interest expense for the quarter and six months reflects lower average debt outstanding and lower average interest rates. The weighted average interest rate on outstanding debt at December 23, 2001, was 5.9% compared to 6.8% at December 24, 2000.

Other income and expense was positively impacted during the current six months by a gain on sale of non-operating assets of $2.9 million. However, other income and expense was negatively impacted during the current quarter by a non-cash loss of $1.3 million stemming from the sale of the remaining assets of Unifi Technology Group. In the prior year quarter, other income and expense included a charge of $0.5 million in currency losses associated with the unwinding of certain Euro-based hedges originally secured to purchase machinery, which were subsequently determined to be no longer necessary. This is in addition to a $1.6 million charge recorded in the prior year first quarter. Other income and expense for the current and prior year quarters also includes $0.8 million and $0.6 million, respectively, for the provision for bad debts. For the current year-to-date period, the bad debt provision was $1.8 million compared to $2.6 million for the prior year-to-date.

Equity in the losses of our unconsolidated affiliates, Parkdale America, LLC, Micell Technologies, Inc., Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $1.4 million in the second quarter of fiscal 2002 compared with $0.4 million for the corresponding prior year quarter. For the year to date, our share of the losses in these entities totaled $1.7 million compared to $1.8 million in the prior year. Additional details regarding the Company's investments in unconsolidated equity affiliates and alliances follows:

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets. UNIFI-SANS will also incorporate the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased by SANS Fibres. Solutia will exit the two-stage light denier industrial yarn business transitioning production from its Greenwood, South Carolina site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility started initial production in January 2002. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

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

In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC and a 32.71% interest in Micell Technologies, Inc.

Condensed balance sheet and income statement information as of December 23, 2001, and for the quarter and year-to-date periods ended December 23, 2001, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

                                          December 23,
                                              2001
                                         -------------
     Current assets                      $     189,660
     Noncurrent assets                         213,572
     Current liabilities                        33,588
     Shareholders' equity                      296,478

                                         Quarter Ended  For the Six Months Ended
                                         Dec. 23, 2001       Dec. 23, 2001
                                         -------------  ------------------------

     Net sales                           $     101,525       $     220,829
     Gross profit                                4,720              12,798
     Income (loss) from operations              (1,232)                959
     Net loss                                   (4,172)             (4,025)

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The intent of the alliance is to optimize the Company's and DuPont's partially oriented yarn (POY) manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under its terms, DuPont and the Company cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and transition of the commodity yarns from the Company's Yadkinville, North Carolina facility to DuPont's Kinston, North Carolina plant, and high-end specialty production from Kinston and Cape Fear to Yadkinville. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations are split equally. DuPont and the Company continue to own and operate their respective sites and employees remained with their respective employers. DuPont continues to provide POY to the marketplace using DuPont technology to expand the specialty product range at each company's sites and the Company continues to provide textured yarn to the marketplace.

During the current quarter and year-to-date, the Company recognized as a reduction of cost of goods sold the cost savings and other benefits from the alliance of $7.4 million and $17.7 million, respectively, compared to $1.8 million for the corresponding prior year quarter and year-to-date periods.

In the fourth quarter of fiscal 2001, the Company recorded its share of the anticipated costs of closing DuPont's Cape Fear, North Carolina facility. The charge totaled $15.0 million and represented 50% of the expected severance and dismantlement costs of closing this plant. Payments for this obligation are expected to be made over the eighteen-month period ending December 2002. During the second quarter ended December 23, 2001, the Company made payments totaling approximately $6.4 million. As a result, the estimated remaining liability at December 23, 2001 is $8.6 million.

At termination of the alliance or at any time after June 1, 2005, the Company has the right but not the obligation to purchase from DuPont and DuPont has the right but not the obligation to sell to the Company, DuPont's U.S. polyester filament business, with a rated production capacity of approximately 412 million pounds annually, for a price based on a mutually agreed fair market value within a range of $300 million to $600 million, subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company's POY facilities, with a rated production capacity of approximately 185 million pounds annually, for a price based on a mutually agreed fair market value within a range of $125 million to $175 million.

The minority interest charge was $0 in the current year fiscal quarter compared to $2.7 million in the prior year quarter and $0.9 million for the year to date compared to $5.5 million in the prior year. The decrease in minority interest expense in the current quarter and year to date is due to lower operating results and cash flows generated by our domestic natural textured polyester business venture with Burlington Industries, which has historically represented substantially all of the minority interest charge.

In fiscal 2001, the Company recorded charges of $7.6 million for severance and employee termination related costs and $24.5 million for asset impairments and write-downs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that were held for sale. The plant closing and consolidations of the manufacturing and distribution systems were aimed at improving the overall efficiency and effectiveness of the Company's operations and reducing the fixed cost structure in response to decreased sales volumes.

The severance and other employee related costs provided for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notification of the termination was made to all employees prior to March 24, 2001 and substantially all affected personnel were terminated by the end of April 2001. Severance payments have been made in accordance with various plan terms, which varied from lump sum to a payout over a maximum of 21 months ending December 2002. Additionally, this charge included costs associated with medical and dental benefits for former employees no longer providing services to the Company and provisions for certain consultant agreements for which no future benefit was anticipated.

The charge for impairment and write down of assets included $18.6 million for the write down of duplicate or less efficient property, plant and equipment to their fair value less disposal cost and the write down of certain non-core assets which were held for sale to estimated net realizable value. All of the non-core assets and businesses held for sale included in this charge were disposed of by January 2002. Additionally, an impairment charge of $5.9 million was recorded for the write down to fair value of assets, primarily goodwill, associated with the European polyester dyed yarn operation and Colombian nylon covering operation as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. These reviews were prompted by ongoing excess manufacturing capacity issues. Run-out expenses related to the consolidation and closing of the affected operations, including equipment relocation and other costs associated with necessary ongoing plant maintenance expenses, were charged to operations as incurred and were completed by the end of fiscal 2001.

As mentioned above, during the second quarter of fiscal 2002 the Company recorded a $0.6 million charge for severance costs associated with the further consolidation and reduction of selling, general and administrative expenses.

The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the six months ended December 23, 2001:

                               Balance at    Fiscal 2002   Cash     Balance at
  (Amounts in thousands)      June 24, 2001     Charge   Payments  Dec. 23, 2001
  ------------------------------------------------------------------------------

  Accrued Severance Liability    $2,338         $632     $(1,387)     $1,583

The Company's income tax provision (benefit) for both current and prior year periods is different from the U.S. statutory rate due to foreign operations being taxed at lower effective rates and substantially no income tax benefits have been recognized for the losses incurred by foreign subsidiaries as the recoverability of such tax benefits through loss carryforwards or carrybacks is not reasonably assured.

As a result of the above, the Company realized during the current quarter a net loss of $3.5 million, or a loss per share of $.07, compared to a net loss of $3.4 million, or $.06 loss per share, for the corresponding quarter of the prior year, and a net loss of $0.8 million or $.02 per share compared to a net loss of $0.5 million or $.01 per share for the respective year-to-date periods.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As allowed under the Standard, the Company has adopted SFAS 142 retroactively to June 25, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

In accordance with the transition provisions of SFAS 142, we have completed the first step of the transitional goodwill impairment test for all the reporting units of the Company. The results of that test have indicated that goodwill, with a net carrying value of $46.3 million, associated with our nylon business may be impaired and an impairment loss may have to be recognized. The amount of that loss has not been estimated, and the measurement of that loss is expected to be completed prior to the end of the fourth quarter of 2002. Any resulting impairment loss will be recognized as the cumulative effect of a change in accounting principle and reflected in the first quarter of 2002.

As described above, the Company adopted SFAS 142 on June 25, 2001. The following table reconciles net income (loss) for the quarter and six months ended December 24, 2000 to its pro forma balance adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS 142 (amounts in thousands).

                                                     Quarter         Six Months
                                                      Ended            Ended
                                                     -------          --------
          Reported net loss                          $(3,428)         $   (545)
          Add back:  goodwill amortization
                     (net of tax)                        707             1,523
                                                     -------          --------
          Adjusted net income (loss)                 $(2,721)         $    978
                                                     -------          --------

          Basic net income (loss) per share:
              Reported net loss                      $  (.06)         $   (.01)
              Adjusted net income (loss)             $  (.05)         $    .02

          Diluted net income (loss) per share:
              Reported net loss                      $  (.06)         $   (.01)
              Adjusted net income (loss)             $  (.05)         $    .02

There were no changes in the net carrying amount ($59.7 million - net of accumulated amortization of $18.1 million) of goodwill for the quarter and six months ended December 23, 2001. Goodwill by segment as of December 23, 2001 and June 24, 2001 is as follows: nylon - $46.3 million and polyester - $13.4 million. Intangible assets subject to amortization under SFAS 142 amounted to $2.4 million (net of accumulated amortization of $8.2 million) and $3.4 million (net of accumulated amortization of $7.2 million) at December 23, 2001 and June 24, 2001, respectively. These intangible assets consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2002 - $2.1 million; 2003 - $1.1 million; and 2004 - $0.2 million.

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

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian, Brazilian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In the prior year quarter and six-month period, the Company recorded and subsequently wrote off approximately $0.5 million and $2.1 million, respectively, of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts outstanding for anticipated purchase commitments that were subsequently canceled were unwound by entering into sales contracts with identical remaining maturities and contract values. These contracts were marked to market with offsetting gains and losses until they matured. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January 17, 2002 and December 1, 2002, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):
                                               Dec. 23, 2001     June 24, 2001
                                               -------------     -------------
         Foreign currency purchase contracts:
                  Notional amount               $     1,888       $    14,400
                  Fair value                          1,677            12,439
                                                     ------            ------
                           Net loss             $       211       $     1,961
                                                     ------            ------

         Foreign currency sales contracts:
                  Notional amount               $    14,250       $    28,820
                  Fair value                         14,335            29,369
                                                     ------            ------
                           Net loss             $        85       $       549
                                                     ------            ------

For the quarters ended December 23, 2001 and December 24, 2000, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.3 million and $2.3 million, respectively.

Liquidity and Capital Resources
-------------------------------

Cash generated from operations was $42.0 million for the year-to-date period ended December 23, 2001, compared to $64.0 million for the prior year corresponding period. The primary sources of cash from operations were decreases in accounts receivable of $32.3 million and inventories of $4.0 million, net income tax recoveries of $12.2 million, and depreciation and amortization aggregating $39.4 million. Offsetting these sources of cash was a reduction in accounts payable and accrued liabilities of $45.3 million. All working capital changes have been adjusted to exclude currency translation effects.

The Company ended the current quarter with working capital of $145.3 million, which included cash and cash equivalents of $14.6 million.

The Company utilized $15.2 million for net investing activities and $19.3 million from net financing activities during the current year-to-date period. Significant cash expenditures during this period included $5.0 million for capital expenditures and $10.7 for investments in unconsolidated equity affiliates. Also, the Company repaid $16.4 million in net borrowings during this period and invested, on a long-term basis, $1.6 million of restricted cash from the Brazilian government. The Company also received cash proceeds from the sale of capital assets of $3.4 million.

At December 23, 2001, the Company was not committed for the purchase of any significant capital expenditures. The Company anticipates that capital expenditures for fiscal 2002 will approximate $15.0 million.

The Company periodically evaluates the carrying value of long-lived assets, including property, plant and equipment and finite lived intangibles to determine if impairment exists. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, additional analysis is performed to determine the amount of loss to be recognized. The Company continues to evaluate for impairment the carrying value of its polyester natural textured operations and its nylon texturing and covering operations as the importation of fiber, fabric and apparel continues to impair sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general.

Additionally, the Company will perform an annual goodwill impairment test for all reporting units (nylon and polyester) in accordance with the provisions of SFAS 142 and continues to monitor the carrying value of its investments in unconsolidated equity affiliates.

On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility and its $100 million accounts receivable securitization, with a new five year $150 million asset based revolving credit agreement (the "Credit Agreement"). The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of December 23, 2001, the Company had outstanding borrowings of $58.4 million and availability of $66.4 million under the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company's option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the

Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company's leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. On borrowings outstanding at December 23, 2001, the interest rate was 4.61%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.9 million which will be amortized over the term of the Credit Agreement. In addition, $0.5 million of unamortized fees related to the refinancing of the $150 million revolving bank credit facility and the $100 million accounts receivable securitization were charged to operations in the quarter ended December 23, 2001.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At December 23, 2001, the Company was in compliance with all covenants under the Credit Agreement.

The Board of Directors, effective July 26, 2000, increased the remaining authorization to repurchase up to 10.0 million shares of Unifi's common stock of which an authorization to purchase 8.6 million shares remains. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate and financially prudent. However, the Company did not repurchase any shares during the first six months of fiscal 2002 and presently does not anticipate any significant share repurchases during the remainder of fiscal 2002 or until such time as debt is reduced to a level acceptable to management based on operating conditions and cash flows existing at such time.

As further described in Note (l) of the Notes to Condensed Consolidated Financial Statements and Item 1 of Part II to this 10-Q filing, on February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont, alleging, among other things, breach of contract and unjust enrichment. DuPont is seeking damages, injunctive relief and a declaratory judgment terminating the agreement and allowing it to sell its interest in the alliance to the Company. The Company denies DuPont's allegations and intends to vigorously defend the arbitration and assert various counterclaims against DuPont. The ultimate outcome of this matter cannot be predicted at this time.

The current business climate for U.S. based textile manufacturers remains very challenging due to pressures from the importation of fabric and apparel, excess capacity, currency imbalances and weaknesses at retail. This situation does not appear that it will significantly improve in the foreseeable future. This highly competitive environment has impacted the markets in which the Company competes, both domestically and abroad. Consequently, management took certain consolidation and cost reduction actions during fiscal year 2001 to align our capacity with current market demands. Should business conditions worsen the Company is prepared to take such actions as deemed necessary to align our capacity and cost structure with market demands. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets (as evidenced by the Company refinancing its existing revolving credit facility and accounts receivable securitization during the current quarter - see discussion above) are sufficient to meet working capital and long-term investment needs and pursue strategic business opportunities.

Euro Conversion
---------------

The Company conducts business in multiple currencies, including the currencies of various European countries in the European Union which began participating in the single European currency by adopting the Euro as their common currency as of January 1, 1999. Additionally, the functional currency of our Irish operation and several sales office locations changed on December 31, 2001, from their historical currencies to the Euro. During the transition period that ended December 31, 2001, the existing currencies of the member countries remained legal tender and customers and vendors of the Company continued to use these currencies when conducting business. Currency rates during this period, however, were not computed from one legacy currency to another but instead were first converted into the Euro. On January 1, 2002, Euro denominated bills and coins were issued and began circulating. Most participating countries plan to withdraw legacy currencies from circulation by February 28, 2002. The Company continues to evaluate the Euro conversion and the impact on its business, both strategically and operationally. At this time, the conversion to the Euro has not had, nor is expected to have, a material adverse effect on the financial condition or results of operations of the Company.

Forward Looking Statements
--------------------------

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, operating results of our equity affiliates and alliances, technological advancements, employee relations, changes in capital expenditures and long-term investments (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the outcome of legal proceedings, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

Part II. Other Information

Item 1.  Legal Proceedings
         -----------------

As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations" the Company and DuPont entered into a manufacturing alliance in June 2000 to produce partially oriented polyester filament yarn. DuPont and the Company have had discussions regarding their alliance and each party alleged that the other was in breach of material terms of their agreement. On February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont, alleging, among other things, breach of contract and unjust enrichment. DuPont is seeking damages, injunctive relief and a declaratory judgment terminating the agreement and allowing it to sell its interest in the alliance to the Company. The Company denies DuPont's allegations and intends to vigorously defend the arbitration and assert various counterclaims against DuPont. The ultimate outcome of this matter cannot be predicted at this time.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Shareholders of the Company at their Annual Meeting held on the 25th day of October 2001, considered and voted upon the election of three (3) Class 1 Directors, one (1) Class 2 Director and one (1) Class 3 Director of the Company.

The Shareholders elected the Board of Directors' nominees for the three (3) Class 1 Directors, one (1) Class 2 Director and one (1) Class 3 Director of the Company to serve until the Annual Meeting of the Shareholders in 2004, 2002 and 2003, respectively, or until their successors are elected and qualified, as follows:

                                    Votes             Votes           Votes
  Name of Director (Class)        in Favor           Against        Abstaining
  ------------------------       ----------          -------        ----------

Donald F. Orr (1)                46,454,297             0            1,007,693
Robert A. Ward (1)               46,441,443             0            1,020,547
G. Alfred Webster (1)            46,405,147             0            1,056,843
William J. Armfield, IV (2)      46,302,398             0            1,159,592
Sue W. Cole (3)                  46,439,097             0            1,022,893

The following persons will continue to serve on the Company's Board of Directors until the Annual Meeting of Shareholders in 2002 for Class 2 and 2003 for Class 3:

Class 2                                       Class 3
-------                                       -------

Charles R. Carter                             Brian R. Parke
Kenneth G. Langone                            J. B. Davis
                                              R. Wiley Bourne, Jr.


The information set forth under the headings "Election of Directors", "Nominees for Election as Directors", "Directors Remaining in Office", and "Security Holding of Directors, Nominees and Executive Officers" on Pages 2-6 of the Definitive Proxy Statement filed with the Commission since the close of the registrant's fiscal year ending June 24, 2001 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (b) No reports on Form 8-K have been filed during the quarter ended December 23, 2001

                                   UNIFI, INC.

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         UNIFI, INC.
                                             -----------------------------------








Date:    February 6, 2002                    /s/ Willis C. Moore, III
     -------------------------               -----------------------------------
                                             Willis C. Moore, III
                                             Executive Vice President and Chief
                                             Financial Officer (Mr. Moore is the
                                             Principal Financial Officer and has
                                             been duly authorized to sign on
                                             behalf of the Registrant.)



Date:    February 6, 2002                    /s/ Edward A. Imbrogno
     -------------------------               -----------------------------------
                                             Edward A. Imbrogno
                                             Chief Accounting Officer