Form 10-Q
period 2002-03-24
UNIFI INC
filed 2002-05-08
CIK 100726

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 24, 2002
                               -------------------------------------------------

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------------------

Commission File Number                          1-10542
                       ---------------------------------------------------------

                                   UNIFI, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                   11-2165495
-------------------------------------      -------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

P.O. Box 19109 - 7201 West Friendly Avenue
Greensboro, NC                                              27419
--------------------------------------------   ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                 Class                           Outstanding at May 1, 2002
--------------------------------------           --------------------------
Common stock, par value $.10 per share                53,827,030 Shares

Part I. Financial Information

                                   UNIFI, INC.
                      Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                       March 24,     June 24,
                                                          2002         2001
                                                      -----------   -----------
                                                      (Unaudited)     (Note)
                                                       (Amounts in Thousands)
ASSETS:
Current assets:
    Cash and cash equivalents                         $    18,897   $     6,634
    Receivables                                           144,720       171,744
    Inventories:
       Raw materials and supplies                          51,991        47,374
       Work in process                                     11,478        12,527
       Finished goods                                      55,056        64,533
    Other current assets                                    3,399         6,882
                                                      -----------   -----------
       Total current assets                               285,541       309,694
                                                      -----------   -----------
Property, plant and equipment                           1,210,717     1,209,927
    Less:  accumulated depreciation                       696,936       647,614
                                                      -----------   -----------
                                                          513,781       562,313
Equity investments in unconsolidated affiliates           173,879       167,286
Goodwill                                                   59,733        59,733
Other intangible assets, net                                1,832         3,406
Other noncurrent assets                                    35,995        34,887
                                                      -----------   -----------
       Total assets                                   $ 1,070,761   $ 1,137,319
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                  $    89,682   $   100,086
    Accrued expenses                                       38,420        59,866
    Income taxes payable                                    3,239            72
    Current maturities of long-term debt and other
      current liabilities                                   9,117        85,962
                                                      -----------   -----------
       Total current liabilities                          140,458       245,986
Long-term debt and other liabilities                      294,946       259,188
Deferred income taxes                                      85,267        80,307
Minority interests                                         12,064        11,295
Shareholders' equity:
    Common stock                                            5,383         5,382
    Retained earnings                                     584,944       589,360
    Unearned compensation                                    (828)       (1,203)
    Accumulated other comprehensive loss                  (51,473)      (52,996)
                                                      -----------   -----------
       Total shareholders' equity                         538,026       540,543
                                                      -----------   -----------
       Total liabilities and shareholders' equity     $ 1,070,761   $ 1,137,319
                                                      ===========   ===========

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

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

--------------------------------------------------------------------------------

                                             For the Quarters Ended      For the Nine Months Ended
                                             -----------------------     -------------------------
                                              Mar. 24,     Mar. 25,      Mar. 24,        Mar. 25,
                                                2002          2001          2002           2001
                                             ---------     ---------     ---------       ---------
                                                 (Amounts in Thousands Except Per Share Data)
Net sales                                    $ 213,501     $ 255,223     $ 658,182       $ 873,529
Cost of goods sold                             198,734       239,248       605,680         791,854
Selling, general & admin. expense               13,993        15,732        37,058          49,654
Interest expense                                 4,851         7,272        17,185          24,062
Interest income                                   (685)         (137)       (1,959)         (1,949)
Other (income) expense                          (1,725)        3,136          (965)         10,506
Equity in (earnings) losses of
  unconsolidated affiliates                      2,851        (2,008)        4,587            (200)
Minority interests                                --             152           861           5,634
Asset impairments and write downs                 --          20,915          --            20,915
Employee severance                                --           5,494          --             5,494
                                             ---------     ---------     ---------       ---------
Income (loss) before income taxes               (4,518)      (34,581)       (4,265)        (32,441)
Provision (benefit) for income taxes              (937)       (6,033)          165          (3,348)
                                             ---------     ---------     ---------       ---------
Net loss                                     $  (3,581)    $ (28,548)    $  (4,430)      $ (29,093)
                                             =========     =========     =========       =========

Loss per common share - basic                $   (0.07)    $   (0.53)    $   (0.08)      $    (.54)
                                             =========     =========     =========       =========

Loss per common share - diluted              $   (0.07)    $   (0.53)    $   (0.08)      $    (.54)
                                             =========     =========     =========       =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       For the Nine Months Ended
                                                       -------------------------
                                                       March 24,      March 25,
                                                          2002           2001
                                                       ---------      ---------
                                                        (Amounts in Thousands)

Cash and cash equivalents provided by
   operating activities                                $  66,343      $ 126,794
                                                       ---------      ---------

Investing activities:
     Capital expenditures                                 (6,196)       (36,447)
     Acquisitions                                           --           (2,159)
     Investments in unconsolidated equity affiliates     (11,190)       (14,406)
     Return of capital from equity affiliates               --           25,743
     Investment of foreign restricted cash                (2,710)        (6,616)
     Sale of capital assets                                6,459            833
     Other                                                (1,039)          (854)
                                                       ---------      ---------
         Net investing activities                        (14,676)       (33,906)
                                                       ---------      ---------

Financing activities:
     Borrowing of long-term debt                         429,781        295,348
     Repayment of long-term debt                        (466,282)      (360,564)
     Issuance of Company common stock                       --             --
     Purchase and retirement of Company common stock        --          (16,527)
     Distributions to minority interest shareholders        --           (9,000)
     Other                                                (4,681)        (3,235)
                                                       ---------      ---------
         Net financing activities                        (41,182)       (93,978)
                                                       ---------      ---------

Currency translation adjustment                            1,778         (1,615)
                                                       ---------      ---------

Net increase (decrease) in cash and cash
  equivalents                                             12,263         (2,705)
                                                       ---------      ---------

Cash and cash equivalents - beginning                      6,634         18,778
                                                       ---------      ---------

Cash and cash equivalents - ending                     $  18,897      $  16,073
                                                       =========      =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                   UNIFI, INC.
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

(a)  Basis of Presentation

     The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 24, 2002, and the results of operations and cash flows for the periods ended March 24, 2002, and March 25, 2001. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

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

(c)  Comprehensive Loss

     Comprehensive loss amounted to $2.6 million for the third quarter of fiscal 2002 and $2.9 million for the year to date compared to $31.8 million and $40.5 million for the prior year quarter and year-to-date periods, respectively. Comprehensive loss was comprised of net loss and foreign currency translation adjustments for all periods. In addition, the prior year September and December quarters included a net unrealized loss on foreign currency derivative contracts totaling $1.0 million that was subsequently recognized in the prior year March quarter upon termination of hedge accounting for the related forward contracts. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

(d)  Loss per Share

     The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted losses per share computations (amounts in thousands):

                              For the Quarters Ended  For the Nine Months Ended
                              ----------------------  -------------------------
                              March 24,    March 25,  March 24,       March 25,
                                 2002        2001        2002            2001
                              ---------    ---------  ---------       ---------
     Numerator:
        Net loss              $  (3,581)   $ (28,548) $  (4,430)      $ (29,093)
                              =========    =========  =========       =========

                              For the Quarters Ended  For the Nine Months Ended
                              ----------------------  -------------------------
                              March 24,    March 25,  March 24,       March 25,
                                 2002        2001        2002            2001
                              ---------    ---------  ---------       ---------
     Denominator:
       Denominator for basic
         earnings per share -
         Weighted average
           shares                53,735       53,666     53,728          53,925

     Effect of dilutive
      securities:
       Stock options               --           --         --              --
       Restricted stock awards     --           --         --              --
                              ---------    ---------  ---------       ---------

     Dilutive potential common
       shares denominator for
       diluted earnings per
       share-Adjusted weighted
       average shares and
       assumed conversions       53,735       53,666     53,728          53,925
                              =========    =========  =========       =========

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). This standard applies to all entities and addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. Statement of Financial Accounting Standards 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the financial impact that adopting SFAS 143 will have on the consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet assessed the financial impact that adopting SFAS 144 will have on the consolidated financial statements.

(f)  Segment Disclosures

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company's selected segment information for the quarter and year-to-date periods ended March 24, 2002, and March 25, 2001 (amounts in thousands):

     -----------------------------------------------------------------------------------------------------------------
                                                            Polyester         Nylon             UTG            Total
     -----------------------------------------------------------------------------------------------------------------
     Quarter ended March 24, 2002:
       Net sales to external customers                      $ 157,315       $  56,186        $    --         $ 213,501
       Intersegment net sales                                       6              85             --                91
       Segment operating income                                 2,516             473             --             2,989
       Depreciation and amortization                           12,621           4,702             --            17,323
       Total assets                                           581,422         278,343             --           859,785
     -----------------------------------------------------------------------------------------------------------------
     Quarter ended March 25, 2001:
       Net sales to external customers                      $ 177,758       $  70,547        $   6,161       $ 254,466
       Intersegment net sales                                      15            --              2,837           2,852
       Segment operating income (loss)                           (835)           (790)           2,205             580
       Depreciation and amortization                           14,178           5,327              249          19,754
       Total assets                                           622,891         335,233           18,618         976,742
     -----------------------------------------------------------------------------------------------------------------

                                                                           For the Quarters Ended
                                                                  March 24, 2002            March 25, 2001
   -----------------------------------------------------------------------------------------------------------
   Operating income (loss):
       Reportable segments operating income                         $    2,989                $      580
       Net standard cost adjustment to LIFO                                (14)                      811
       Unallocated operating expense                                    (2,201)                     (284)
       Nonwoven start-up operating loss                                   --                        (864)
       Asset impairment and employee severance                            --                     (26,409)
                                                             -------------------------------------------------
       Consolidated operating income (loss)                         $      774                $  (26,166)
                                                             =================================================

     -----------------------------------------------------------------------------------------------------------------
                                                            Polyester         Nylon             UTG            Total
     -----------------------------------------------------------------------------------------------------------------
     Nine months ended March 24, 2002:
       Net sales to external customers                      $ 472,640       $ 185,542        $   --          $ 658,182
       Intersegment net sales                                      30            --              --                 30
       Segment operating income                                10,925           4,948            --             15,873
       Depreciation and amortization                           37,879          14,017            --             51,896
     -----------------------------------------------------------------------------------------------------------------
     Nine months ended March 25, 2001:
       Net sales to external customers                      $ 604,857       $ 249,101        $ 18,814        $ 872,772
       Intersegment net sales                                      60            --             8,564            8,624
       Segment operating income (loss)                         24,371           9,844          (1,725)          32,490
       Depreciation and amortization                           43,249          16,547             809           60,605
     -----------------------------------------------------------------------------------------------------------------

                                                                         For the Nine Months Ended
                                                                  March 24, 2002            March 25, 2001
   -----------------------------------------------------------------------------------------------------------
   Operating income:
       Reportable segments operating income                         $   15,873                $   32,490
       Net standard cost adjustment to LIFO                              1,823                     2,028
       Unallocated operating expense                                    (2,252)                     (418)
       Nonwoven start-up operating loss                                    --                     (2,079)
       Asset impairment and employee severance                             --                    (26,409)
                                                             -------------------------------------------------
       Consolidated operating income                                $   15,444                $    5,612
                                                             =================================================

     For purposes of internal management reporting, segment operating income
     (loss) represents net sales less cost of goods sold and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs.

     The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company's consolidated reporting relates to intersegment transfers of yarn, fiber costing, the provision for bad debts, certain unallocated manufacturing and selling, general and administrative expenses and capitalization of property, plant and equipment costs.

     Domestic operating divisions' fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $1.7 million and $1.8 million for the current and prior year quarters, respectively, and $3.5 million and $4.4 million for the current and prior year nine month periods, respectively. Segment operating income also excludes certain unallocated manufacturing and selling general and administrative expenses. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

     "UTG" is the Company's previously majority-owned information services subsidiary, Unifi Technology Group, Inc. Since March 2001, UTG has been accounted for as an asset held for sale and, as a result, UTG did not have any sales and operating income for the quarter and nine months ended March 24, 2002. The remaining component of this entity was sold in January 2002.

     The total assets for the polyester segment decreased from $608.6 million at June 24, 2001 to $581.4 million at March 24, 2002 due mainly to domestic assets decreasing by $40.9 million (accounts receivable, inventories and fixed assets decreased by $13.1 million, $2.3 million and $25.5 million, respectively). The total assets for the nylon segment decreased from $292.4 million at June 24, 2001 to $278.3 million at March 24, 2002 due mainly to domestic assets decreasing by $12.8 million (accounts receivable and fixed assets decreased by $1.9 million and $12.5 million, respectively, offset by an increase in inventories of $2.1 million). The fixed asset reductions for polyester and nylon are primarily associated with depreciation. The elimination of the total assets for the "All Other" segment at March 24, 2002 is attributable to the disposal, in January 2002, of the remaining operations of UTG.

(g)  Derivative Financial Instruments

     Effective June 26, 2000, the Company began accounting for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which requires all derivatives to be recorded on the balance sheet at fair value. There was no cumulative effect adjustment of adopting this accounting standard in fiscal 2001. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

     The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchase commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian, Brazilian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income
     (Loss) and periodically evaluated to assess hedge effectiveness. In the prior year quarter and nine-month period, the Company recorded approximately $2.2 million and $4.3 million, respectively, of losses on hedge contracts associated with the anticipated purchase of machinery, of which $1.0 million in losses had previously been accounted for as a cash flow hedge but was subsequently expensed when the machinery order did not materialize. The contracts outstanding for anticipated purchase commitments that were subsequently canceled were unwound by entering into sales contracts with identical remaining maturities and contract values. These contracts were marked to market with offsetting gains and losses until they matured. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are July, 2002 and March, 2003, respectively.

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

                                                  Mar. 24, 2002   June 24, 2001
                                                  -------------   -------------
         Foreign currency purchase contracts:
         Notional amount                          $       3,438   $      14,400
         Fair value                                       3,391          12,439
                                                  -------------   -------------
                   Net loss                       $          47   $       1,961
                                                  =============   =============

                                                  Mar. 24, 2002   June 24, 2001
                                                  -------------   -------------
         Foreign currency sales contracts:
         Notional amount                          $      14,683   $      28,820
         Fair value                                      14,788          29,369
                                                  -------------   -------------
                  Net loss                        $         105   $         549
                                                  =============   =============

     For the quarter and year-to-date periods ended March 24, 2002 and March 25, 2001, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million and $0.6 million and $2.8 million and $7.2 million, respectively.

(h)  Joint Ventures and Alliances

     On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS incorporated the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased when the venture was formulated. Solutia exited the two-stage light denier industrial yarn business transitioning production from its Greenwood, South Carolina site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility started initial production in January 2002 and has operated in a start-up mode through the March quarter. It is anticipated that the facility will be substantially on line by the end of the June quarter. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

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

     Condensed balance sheet and income statement information as of March 24, 2002, and for the quarter and year-to-date periods ended March 24, 2002, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

                                                 March 24,
                                                    2002
                                                -----------
     Current assets                             $   192,444
     Noncurrent assets                              208,775
     Current liabilities                             36,584
     Shareholders' equity                           290,408

                                                                 For the Nine
                                           Quarter Ended         Months Ended
                                           Mar. 24, 2002         Mar. 24, 2002
                                           -------------         -------------

     Net sales                             $     115,247         $     336,075
     Gross profit                                  3,111                15,818
     Income (loss) from operations                (1,196)                 (681)
     Net loss                                     (6,626)              (11,095)

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

     During the current quarter and year-to-date, the Company recognized as a reduction of cost of goods sold the cost savings and other benefits from the alliance of $6.0 million and $23.7 million, respectively, compared to $8.1 million and $9.9 for the corresponding prior year quarter and year-to-date periods, respectively.

     In the fourth quarter of fiscal 2001, the Company recorded its share of the anticipated costs of closing DuPont's Cape Fear, North Carolina facility. The charge totaled $15.0 million and represented 50% of the expected severance and dismantlement costs of closing this plant. Payments for this obligation are expected to be made over the eighteen-month period ending December 2002. During the current quarter, the Company reduced its obligations by approximately $0.5 million. The estimated remaining liability at March 24, 2002 is $8.1 million.

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

     As previously disclosed in the December 2001 Form 10-Q, DuPont and the Company have had discussions regarding their alliance and each party alleged that the other was in breach of material terms of their agreement. On February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont, alleging, among other things, breach of contract and unjust enrichment. DuPont is seeking damages that could amount to approximately $15.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment terminating the agreement allowing it to sell its interest in the alliance to the Company. The Company on April 1, 2002 filed an answer and counterclaim to DuPont's allegations denying their assertions and seeking damages for various actions and inactions on behalf of DuPont. As the arbitration process is in its early stages, the outcome of this matter cannot be predicted at this time.

(i)  Debt Refinancing

     On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility and its $100 million accounts receivable securitization, with a new five-year $150 million asset based revolving credit agreement (the "Credit Agreement"). The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of March 24, 2002, the Company had outstanding borrowings of $37.1 million and availability of $83.5 million under the terms of the Credit Agreement.

     Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company's option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company's leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. On borrowings outstanding at March 24, 2002, the interest rate was 4.37%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.9 million, which will be amortized over the term of the Credit Agreement. In addition, $0.5 million of unamortized fees related to the refinancing of the $150 million revolving bank credit facility and the $100 million accounts receivable securitization were charged to operations in the quarter ended December 23, 2001.

     The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At March 24, 2002, the Company was in compliance with all covenants under the Credit Agreement.

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

     The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the nine months ended March 24, 2002:

                                                 Fiscal
                                    Balance at    2002     Cash     Balance at
     (Amounts in thousands)       June 24, 2001  Charge  Payments  Mar. 24, 2002
     ---------------------------------------------------------------------------

     Accrued Severance Liability      $2,338      $632   $(2,052)      $918


     This accrued liability excludes the additional $1.7 million charge recorded in the prior year for the change in estimate associated with the expected payout of medical and dental benefits for former employees who retired and terminated in fiscal year 1999. Substantially all costs other than severance and the change in estimate associated with the expected payout of medical and dental benefits associated with the consolidation and cost reduction charges were non-cash.

(k)  Goodwill and Other Intangible Assets

     As described in Note (e), the Company adopted SFAS 142 on June 25, 2001. The following table reconciles net income (loss) for the quarter and nine months ended March 25, 2001 to its pro forma balance adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS 142 (amounts in thousands).

                                                      Quarter      Nine Months
                                                       Ended          Ended
                                                     ---------     -----------
     Reported net loss                               $ (28,548)    $   (29,093)
     Add back: goodwill amortization (net of tax)          601           2,124
                                                     ---------     -----------
     Adjusted net income (loss)                      $ (27,947)    $   (26,969)
                                                     ---------     -----------

     Basic net income (loss) per share:
         Reported net loss                           $    (.53)    $      (.54)
         Adjusted net income (loss)                  $    (.52)    $      (.50)

     Diluted net income (loss) per share:
         Reported net loss                           $    (.53)    $      (.54)
         Adjusted net income (loss)                  $    (.52)    $      (.50)

     There were no changes in the net carrying amount ($59.7 million, net of accumulated amortization of $18.1 million) of goodwill for the quarter and nine months ended March 24, 2002. Goodwill by segment as of March 24, 2002 and June 24, 2001 is as follows: nylon - $46.3 million and polyester - $13.4 million. Intangible assets subject to amortization under SFAS 142 amounted to $1.8 million (net of accumulated amortization of $8.7 million) and $3.4 million (net of accumulated amortization of $7.2 million) at March 24, 2002 and June 24, 2001, respectively. These intangible assets consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2002 - $2.1 million; 2003 - $1.1 million; and 2004 - $0.2 million.

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

Results of Operations

Consolidated net sales decreased 16.3% for the quarter from $255.2 million to $213.5 million and 24.7% for the year-to-date from $873.5 million to $658.2 million. Unit volume for the quarter decreased 9.2% while average unit sales prices, based on product mix, declined 7.9%. For the year-to-date, unit volume declined 17.9%, while unit prices, based on product mix, decreased 8.3%.

At the segment level, polyester accounted for 74% and 72% of dollar sales and nylon accounted for 26% and 28% of dollar sales for the current quarter and nine months, respectively.

Polyester

Polyester sales, while down 11.5% and 21.9% for the quarter and year-to-date periods over the corresponding periods of the prior year, experienced improved volumes as the quarter progressed. Sales volume, on a comparable 4-week basis, improved 11.7% in March over the fiscal month of January. Sales price per pound for the polyester segment, based on product mix, also improved in March compared to January.

Our domestic polyester unit volume decreased 10.7% and 20.4% for the March quarter and year-to-date compared to the prior year March quarter and year-to-date. Sales in local currency for our Brazilian operation increased 24.6% for the quarter due to both increases in average selling prices (5.3%) and in volumes (18.3%). For the nine months, sales in local currency for the Brazilian operation improved modestly due to improved sales prices offsetting slightly lower volumes. Sales in local currency of our Irish operation for the quarter and nine months decreased 9.5% and 14.2%, respectively, due to reductions in unit volumes of 10.3% and 16.8%, respectively. The movement in currency exchange rates from the prior year to the current year adversely affected current quarter and year-to-date sales translated to U.S. dollars for the Brazilian operation. U.S. dollar net sales were $3.4 million and $14.5 million less than what sales would have been reported using prior year translation rates for the quarter and year-to-date, respectively, with this effect attributable to the change in the U.S. dollar and Brazilian Reals exchange rate.

Gross profit for our polyester segment increased $2.6 million to $11.8 million in the quarter and decreased $15.4 million to $38.2 million for the nine months. Gross profit improved for the quarter despite a decrease in sales of 11.5% and reduced benefits of $2.1 million from the DuPont manufacturing alliance. This was achieved through lower manufacturing costs. For the nine months, reduced sales of 21.9% and higher manufacturing costs were the primary reasons for the reduced gross profit. The decline in gross profit for the nine months was mitigated by the cost savings and other benefits from the DuPont alliance, which increased gross profit by $13.8 million over the prior year-to-date.

Nylon

Sales for our nylon segment declined 20.2% and 25.5% for the quarter and year-to-date period compared with the previous year's respective periods. Nylon unit volumes declined 6.2% and 13.5% for the March quarter and year-to-date compared to the prior year March quarter and year-to-date. Average sales prices were down approximately 15.1% for the current year quarter and 14.0% for the year-to-date relative to the prior year periods. Consistent with our polyester segment, sales volume for our nylon segment, on a comparable 4-week basis, improved 7.2% in March over the fiscal month of January.

Gross profit for our nylon segment decreased $0.2 million to $3.0 million in the quarter and decreased $8.8 million to $12.5 million for the nine months. Improvements in manufacturing unit costs substantially offset declines in conversion on sales for the quarter (sales less raw materials), resulting in a substantially unchanged gross profit for the current quarter compared to the prior year quarter. For the nine months, the reduced per unit manufacturing costs in the current year were not able to compensate for the lower conversion, accounting for the significant decline year-over-year.

Selling, general and administrative expenses which were allocated to the polyester and nylon segments, based on various cost drivers, decreased from 5.6% of net sales in last year's quarter to 5.5% this quarter and increased from 4.8% in last year's year-to-date to 5.3% for the current year-to-date period. Selling, general and administrative expenses, which were not allocated to the segments, for the current quarter and year-to-date periods includes a charge related to the forgiveness of a of $1.2 million loan to the CEO which was due and payable on May 1, 2002 plus an adjustment to cover the personal tax consequences of this debt forgiveness. The loan was originally made in 1999 to assist the CEO and his family in relocating to the United States from Ireland and in purchasing a home. The loan forgiveness was made by the unanimous decision of the Company's Board of Directors. On a dollar basis, allocated polyester and nylon selling, general and administrative expense decreased $2.2 million from $14.0 million to $11.8 million for the current quarter. These lower costs are primarily due from the savings achieved from the cost reduction efforts initiated in March 2001. Polyester and nylon selling, general and administrative costs for the year-to-date, on a dollar basis, decreased $5.9 million from $40.8 million to $34.9 million. During the second quarter of fiscal 2002, the Company recorded a $0.6 million charge for severance costs associated with the further consolidation and reduction of selling, general and administrative expenses.

Corporate

Interest expense decreased $2.4 million to $4.9 million in the current quarter and $6.9 million to $17.2 million for the year-to-date. The decrease in interest expense for the quarter and nine months reflects lower average debt outstanding and lower average interest rates. The weighted average interest rate on outstanding debt at March 24, 2001, was 6.30% compared to 6.33% at March 25, 2001.

Other income and expense was positively impacted during the current quarter and for the nine-month period by gains on the sale of non-operating assets of $2.8 million and $5.7 million, respectively. However, for the current year-to-date period, other income and expense was negatively impacted by a non-cash loss of $1.3 million stemming from the sale of the remaining assets of Unifi Technology Group. In the prior year quarter, other income and expense included a charge of $2.2 million in currency losses associated with the unwinding of certain Euro-based hedges originally secured to purchase machinery, which were subsequently determined to be no longer necessary. This is in addition to $2.1 million charged in the first two quarters of that year. Other income and expense for the current and prior year quarters also includes $1.7 million and $1.8 million, respectively, for the provision for bad debts. For the current year-to-date period, the bad debt provision was $3.5 million compared to $4.4 million for the prior year-to-date.

Equity in the net losses, to the extent recognized, of our unconsolidated affiliates, Parkdale America, LLC, Micell Technologies, Inc., Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $2.9 million in the third quarter of fiscal 2002 compared with earnings of $2.0 million for the corresponding prior year quarter. For the year-to-date, our share of the losses in these entities totaled $4.6 million for the current year compared to income of $0.2 million in the prior year. Additional details regarding the Company's investments in unconsolidated equity affiliates and alliances follows:

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI - SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS incorporated the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased when the venture was formulated. Solutia exited the two-stage light denier industrial yarn business transitioning production from its Greenwood, South Carolina site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility started initial production in January 2002 and has operated in a start-up mode through the March quarter. It is anticipated that the facility will be substantially on line by the end of the June quarter. Unifi will manage the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres will handle technical support and sales. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

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

Condensed balance sheet and income statement information as of March 24, 2002, and for the quarter and year-to-date periods ended March 24, 2002, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

                                                        March 24,
                                                           2002
                                                        ---------

     Current assets                                     $ 192,444
     Noncurrent assets                                    208,775
     Current liabilities                                   36,584
     Shareholders' equity                                 290,408

                                                                  For the Nine
                                          Quarter Ended           Months Ended
                                          Mar. 24, 2002           Mar. 24, 2002
                                          -------------           -------------

     Net sales                            $     115,247           $     336,075
     Gross profit                                 3,111                  15,818
     Income (loss) from operations               (1,196)                   (681)
     Net loss                                    (6,626)                (11,095)

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

During the current quarter and year-to-date, the Company recognized as a reduction of cost of goods sold the cost savings and other benefits from the alliance of $6.0 million and $23.7 million, respectively, compared to $8.1 million and $9.9 for the corresponding prior year quarter and year-to-date periods, respectively.

In the fourth quarter of fiscal 2001, the Company recorded its share of the anticipated costs of closing DuPont's Cape Fear, North Carolina facility. The charge totaled $15.0 million and represented 50% of the expected severance and dismantlement costs of closing this plant. Payments for this obligation are expected to be made over the eighteen-month period ending December 2002. During the current quarter, the Company reduced its obligations by approximately $0.5 million. The estimated remaining liability at March 24, 2002 is $8.1 million.

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

The minority interest charge was $0 in the current year fiscal quarter compared to $152 thousand in the prior year quarter and $0.9 million for the year to date compared to $5.6 million in the prior year. The decrease in minority interest expense in the current quarter and year to date is due to lower operating results and cash flows generated by our domestic natural textured polyester business venture with Burlington Industries, which has historically represented substantially all of the minority interest charge.

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

The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the nine months ended March 24, 2002:

                                                 Fiscal
                                   Balance at     2002     Cash     Balance at
     (Amounts in thousands)       June 24, 2001  Charge  Payments  Mar. 24, 2002
     ---------------------------------------------------------------------------

     Accrued Severance Liability      $2,338      $632   $(2,052)      $918

This accrued liability excludes the additional $1.7 million charge recorded in the prior year for the change in estimate associated with the expected payout of medical and dental benefits for former employees who retired and terminated in fiscal year 1999. Substantially all costs other than severance and the change in estimate associated with the expected payout of medical and dental benefits associated with the consolidation and cost reduction charges were non-cash.

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

As a result of the above, the Company realized during the current quarter a net loss of $3.6 million, or a loss per share of $.07, compared to a net loss of $28.5 million, or $.53 loss per share, for the corresponding quarter of the prior year, and a net loss of $4.0 million or $.08 per share compared to a net loss of $29.1 million or $.54 per share for the respective year-to-date periods.

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

As described above, the Company adopted SFAS 142 on June 25, 2001. The following table reconciles net income (loss) for the quarter and nine months ended March 25, 2001 to its pro forma balance adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS 142 (amounts in thousands).

                                                      Quarter      Nine Months
                                                       Ended          Ended
                                                     ---------     -----------

     Reported net loss                               $ (28,548)    $   (29,093)
     Add back: goodwill amortization (net of tax)          601           2,124
                                                     ---------     -----------
     Adjusted net income (loss)                      $ (27,947)    $   (26,969)
                                                     ---------     -----------

     Basic net income (loss) per share:
         Reported net loss                           $    (.53)    $      (.54)
         Adjusted net income (loss)                  $    (.52)    $      (.50)

     Diluted net income (loss) per share:
         Reported net loss                           $    (.53)    $      (.54)
         Adjusted net income (loss)                  $    (.52)    $      (.50)


There were no changes in the net carrying amount ($59.7 million, net of accumulated amortization of $18.1 million) of goodwill for the quarter and nine months ended March 24, 2002. Goodwill by segment as of March 24, 2002 and June 24, 2001 is as follows: nylon - $46.3 million and polyester - $13.4 million. Intangible assets subject to amortization under SFAS 142 amounted to $1.8 million (net of accumulated amortization of $8.7 million) and $3.4 million (net of accumulated amortization of $7.2 million) at March 24, 2002 and June 24, 2001, respectively. These intangible assets consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2002 - $2.1 million; 2003 - $1.1 million; and 2004 - $0.2 million.

Effective June 26, 2000, the Company began accounting for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which requires all derivatives to be recorded on the balance sheet at fair value. There was no cumulative effect adjustment of adopting this accounting standard in fiscal 2001. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchase commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian, Brazilian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In the prior year quarter and nine-month period, the Company recorded approximately $2.2 million and $4.3 million, respectively, of losses on hedge contracts associated with the anticipated purchase of machinery, of which $1.0 million in losses had previously been accounted for as a cash flow hedge but was subsequently expensed when the machinery order did not materialize. The contracts outstanding for anticipated purchase commitments that were subsequently canceled were unwound by entering into sales contracts with identical remaining maturities and contract values. These contracts were marked to market with offsetting gains and losses until they matured. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are July, 2002 and March, 2003, respectively.


The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

                                               Mar. 24, 2002      June 24, 2001
                                               -------------      -------------
         Foreign currency purchase contracts:
         Notional amount                       $       3,438      $      14,400
         Fair value                                    3,391             12,439
                                               -------------      -------------
                   Net loss                    $          47      $       1,961
                                               =============      =============

                                               Mar. 24, 2002      June 24, 2001
                                               -------------      -------------
         Foreign currency sales contracts:
         Notional amount                       $      14,683      $      28,820
         Fair value                                   14,788             29,369
                                               -------------      -------------
                  Net loss                     $         105      $         549
                                               =============      =============

For the quarter and year-to-date periods ended March 24, 2002 and March 25, 2001, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million and $0.6 million and $2.8 million and $7.2 million, respectively.

Liquidity and Capital Resources

Cash generated from operations was $66.3 million for the year-to-date period ended March 24, 2002, compared to $126.8 million for the prior year corresponding period. The primary sources of cash from operations and other non-cash adjustments to the net loss of $4.4 million for the first nine months of fiscal 2002 were decreases in accounts receivable of $27.5 million and inventories of $2.7 million, income tax recoveries of $12.3 million, depreciation and amortization aggregating $58.3 million, non-cash losses of unconsolidated equity affiliates of $4.6 million and a non-cash compensation charge of $1.2 million. Offsetting these sources of cash from operations was a reduction in accounts payable and accrued liabilities of $28.6 million and net gains from the sale of assets of $4.3 million. All working capital changes have been adjusted to exclude currency translation effects.

The Company ended the current quarter with working capital of $145.1 million, which included cash and cash equivalents of $18.9 million.

The Company utilized $14.7 million for net investing activities and $41.2 million from net financing activities during the current year-to-date period. Significant cash expenditures during this period included $6.2 million for capital expenditures and $11.2 million for investments in unconsolidated equity affiliates. Also, the Company repaid $36.5 million in net borrowings during this period and invested, on a long-term basis, $2.7 million of restricted cash from the Brazilian government. The Company also received cash proceeds from the sale of capital assets of $6.5 million.

At March 24, 2002 the Company was not committed for the purchase of any significant capital expenditures. The Company anticipates that capital expenditures for fiscal 2002 will approximate $12.0 million.

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

On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility and its $100 million accounts receivable securitization, with a new five-year $150 million asset based revolving credit agreement (the "Credit Agreement"). The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of March 24, 2002, the Company had outstanding borrowings of $37.1 million and availability of $83.5 million under the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company's option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company's leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. On borrowings outstanding at March 24, 2002, the interest rate was 4.37%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.9 million, which will be amortized over the term of the Credit Agreement. In addition, $0.5 million of unamortized fees related to the refinancing of the $150 million revolving bank credit facility and the $100 million accounts receivable securitization were charged to operations in the quarter ended December 23, 2001.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At March 24, 2002, the Company was in compliance with all covenants under the Credit Agreement.

The Board of Directors, effective July 26, 2000, increased the remaining authorization to repurchase up to 10.0 million shares of Unifi's common stock of which an authorization to purchase 8.6 million shares remains. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate and financially prudent. However, the Company did not repurchase any shares during the first nine months of fiscal 2002 and presently does not anticipate any significant share repurchases during the remainder of fiscal 2002 or until such time as debt is reduced to a level acceptable to management based on operating conditions and cash flows existing at such time.

As further described in Note (h) of the Notes to Condensed Consolidated Financial Statements and Item 1 of Part II to this 10-Q filing, on February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont, alleging, among other things, breach of contract and unjust enrichment. DuPont is seeking damages that could amount to approximately $15.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment terminating the agreement allowing it to sell its interest in the alliance to the Company. The Company on April 1, 2002 filed an answer and counterclaim to DuPont's allegations denying their assertions and seeking damages for various actions and inactions on behalf of DuPont. As the arbitration process is in its early stages, the outcome of this matter cannot be predicted at this time.

The current business climate for U.S. based textile manufacturers remains very challenging due to pressures from the importation of fabric and apparel, excess capacity, currency imbalances and weaknesses at retail. This situation, while indicating some signs of improvement in the current quarter, is still difficult and significant sustainable improvements cannot be assured presently. This highly competitive environment has impacted the markets in which the Company competes, both domestically and abroad. Consequently, management took certain consolidation and cost reduction actions during fiscal year 2001 to align our capacity with current market demands. Should business conditions worsen the Company is prepared to take such further actions as deemed necessary to align our capacity and cost structure with market demands. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets (as evidenced by the Company refinancing its existing revolving credit facility and accounts receivable securitization during the current year - see discussion above) are sufficient to meet working capital and long-term investment needs and pursue strategic business opportunities.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, operating performance of joint ventures, alliances and other equity investments, technological advancements, employee relations, changes in construction spending, capital expenditures and long-term investments (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, outcomes of pending or threatened legal proceedings, negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies' policies and legislation, the continuation and magnitude of the Company's common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

Part II.  Other Information

Item 1.   Legal Proceedings

As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations" the Company and DuPont entered into a manufacturing alliance in June 2000 to produce partially oriented polyester filament yarn. DuPont and the Company have had discussions regarding their alliance and each party alleged that the other was in breach of material terms of their agreement. On February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont, alleging, among other things, breach of contract and unjust enrichment. DuPont is seeking damages that could amount to approximately $15.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment terminating the agreement allowing it to sell its interest in the alliance to the Company. The Company on April 1, 2002 filed an answer and counterclaim to DuPont's allegations denying their assertions and seeking damages for various actions and inactions on behalf of DuPont. As the arbitration process is in its early stages, the outcome of this matter cannot be predicted at this time.


Item 6.   Exhibits and Reports on Form 8-K


         (b) No reports on Form 8-K have been filed during the quarter ended March 24, 2002.

                                   UNIFI, INC.

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       UNIFI, INC.
                                        ----------------------------------------








Date: May 8, 2002                       /s/ Willis C. Moore, III
     -------------------------          ----------------------------------------
                                        Willis C. Moore, III
                                        Executive Vice President and Chief
                                        Financial Officer (Mr. Moore is the
                                        Principal Financial Officer and has
                                        been duly authorized to sign on behalf
                                        of the Registrant.)



Date: May 8, 2002                       /s/ Edward A. Imbrogno
     -------------------------          ----------------------------------------
                                        Edward A. Imbrogno
                                        Chief Accounting Officer