Form 10-K
period 2002-06-30
UNIFI INC
filed 2002-09-23
CIK 100726

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002 — Commission File Number 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7201 West Friendly Avenue Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone no., including area code):  (336) 294-4410

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 4, 2002 based on a closing price of $8.00 per share: $398,115,568.

      Number of shares outstanding as of September 4, 2002: 53,850,841

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of the Shareholders of Unifi, Inc., to be held on October 23, 2002, are incorporated by reference into Part III.

      Exhibits, Financial Statement Schedules and Reports on Form 8-K index is located on pages 54 through 56.

PART I

Item 1.	Business

General Business Development

      Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the “Company” or “Unifi”), is one of the largest and most diversified producers and processors of textile yarns in the world. The Company is primarily engaged in the processing of synthetic yarns in two primary business segments, polyester and nylon. The polyester segment is comprised of textured, dyed, twisted and beamed yarns with sales to knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, industrial and other end use markets. The nylon segment is comprised of textured nylon and covered spandex products with sales to knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end use markets. See Footnote 2 “Acquisitions, Alliances and Divestures” and Footnote 11 “Investment in Unconsolidated Affiliates” of this Annual Report on Form 10-K (the “Report”) for information concerning recent mergers, acquisitions and alliances.

Financial Information About Segments

      See Footnote 9 “Business Segments, Foreign Operations and Concentrations of Credit Risk” of this Report for further information regarding the financial information about these segments.

Description of Business

      The Company processes synthetic polyester and nylon yarns. The texturing process, which is common to both polyester and nylon, involves the processing of partially oriented yarn (“POY”), which is either natural or solution dyed raw polyester or natural nylon filament fiber. POY is made from small polymer beads that are melted and extruded through microscopic holes to form a single filament. Texturing POY involves the use of high-speed machines to draw, heat and twist the POY to produce yarn having various physical characteristics, depending on its ultimate end use. This process gives the yarn greater bulk, strength, stretch, consistent dyeability and a softer feel, thereby making it suitable for use in knitting and weaving of fabrics. The polyester and nylon yarns produced by the Company can be sold externally or further processed internally. Additional processing for our polyester segment includes package dyeing, twisting and beaming. Package dyeing allows the Company to match customer specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting involves wrapping two filament yarns together, which can be sold for such uses as sewing thread, home furnishings and apparel. Beaming places both textured yarn and unprocessed POY on beams to be used by customers in knitting and weaving applications. Further processing for the nylon segment mostly includes covering, which involves the wrapping or air entangling of filament or spun yarn around a core yarn. This process enhances a fabric’s ability to stretch, recover its original shape, and resist wrinkles.

      Sources and Availability of Raw Materials: Effective June 1, 2000, Unifi and E. I. DuPont de Nemours and Company (“DuPont”), began operating their America’s manufacturing alliance (the “Alliance”) to produce polyester filament yarn. The objective of the Alliance is to reduce operating costs through collectively planning and operating both companies’ POY facilities as a single production unit, although Unifi and DuPont continue to own their respective manufacturing facilities. Unifi’s manufacturing facility is located in Yadkinville, North Carolina and DuPont’s remaining facility is in Kinston, North Carolina. The resulting asset optimization, along with the sharing of manufacturing technologies, are intended to result in significant quality and yield improvements and product innovations. See Footnote 2 “Acquisitions, Alliances and Divestures” of this Report for further information.

      See Part I, Item 3. “Legal Proceedings” for further discussion regarding the status of ongoing arbitration matters involving this Alliance.

      The primary third party suppliers of POY to the Company’s polyester segment are DuPont, Nanya Plastics Corp. of America (“Nanya”) and Reliance Industries, Ltd. The majority of Company POY for domestic use is produced by the Alliance. In addition, the Company has a polyester POY manufacturing facility in Ireland. The production of POY is comprised of two primary processes, polymerisation (performed in Ireland only) and spinning (performed in both Ireland and Yadkinville). The polymerisation process is the production of polymer by a chemical reaction involving terephthalic acid and ethylene glycol, which are combined to form chip. The spinning process involves the extrusion and melting of chip to form molten polymer. The molten polymer is then extruded through spinnerettes to form continuous multi-filament raw yarn. Raw materials purchased to manufacture POY are supplied by Nanya for domestic production and by DuPont, Bayer AG and Dow Chemical for our Irish operation.

      The primary suppliers of POY to the Company’s nylon segment are DuPont, Universal Premier Fibers LLC (formerly Cookson Fibers, Inc.), and U.N.F. Industries Ltd (U.N.F) with the majority of the Company’s nylon POY being supplied by DuPont and U.N.F. U.N.F. is a 50/50 joint venture formed on September 27, 2000, between Unifi and Nilit Ltd., located in Israel. The joint venture produces approximately 25.0 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY production is being utilized in the Company’s domestic nylon texturing and covering operations.

      Although the Company is heavily dependent upon a limited number of suppliers, the Company has not had and does not anticipate having any significant difficulty in obtaining its raw polyester and nylon POY or raw materials used to manufacture polyester POY.

      Patents, Trademarks and Licenses: The Company currently has several patents and registered trademarks, none of which it considers material to either reporting segment or its business taken as a whole.

      Working Capital Commitments, Sales Return Policies and Customer Payment Terms: Both of the Company’s reporting segments provide, for specific customers, raw yarn consignment arrangements to warehouse inventory at or near the customers’ manufacturing locations to ensure such customers a readily available source of raw materials. Inventory at these locations remains the property of the Company until such time that these customers consume the goods for use in their manufacturing processes or, in certain cases, after an agreed upon period of time has elapsed at which time the goods are automatically sold and title to such goods passes to the customer. Both the polyester segment and the nylon segment also have certain agreements to purchase raw materials and supplies from certain vendors to ensure availability of materials to use in the manufacturing of Company products. The Company does not believe any of these working capital arrangements are material to either reporting segment or to the Company taken as a whole.

      Sales return practices are typically developed and enforced by the Company or segment management and generally provide for the return of yarn that is off-quality or subsequently deemed not suitable for a particular end use. In addition, rebates may be offered to specific large volume customers for purchasing certain quantities of yarn over a prescribed time period. The Company provides for allowances associated with both returns and rebates in the same accounting period the sales are recognized in income. Allowances for returns are based on currently available information or historical experience and, for rebates, such allowances are calculated based on sales to customers with negotiated rebate agreements with the Company.

      Customer payment terms are generally consistent for both the Company’s reporting segments and are usually based on prevailing industry practices for the sale of yarn domestically or internationally. In certain cases, payment terms are subject to further negotiation between the Company and individual customers based on specific circumstances impacting the customer. This may entail the extension of payment terms or negotiation of situation specific payment plans. The Company does not believe that any such deviations from normal payment terms are significant to either reporting segment or to the Company taken as a whole.

      Customers: The Company, in fiscal year ended June 30, 2002, sold its polyester yarns to approximately 1,565 customers and its nylon yarns to approximately 200 customers. Neither the polyester reporting segment or the nylon reporting segment had sales to any one customer in fiscal year 2002 either individually or combined (for shared customers) in excess of 10% of the Company’s consolidated revenues.

      Due to the additional raw material and manufacturing costs incurred to produce certain yarns and the stringent quality and time sensitivity of the end-use markets these yarns are sold into for the polyester segment (for example, dyed yarns used in the automotive and furniture markets), sales prices are higher, on average, for these items than for other polyester products used in different end-use applications. Gross margins generally compare favorably for these items absent any significant quality claims which are more prevalent in automotive and home furnishings end uses. Consequently, the loss of customers that purchase significant volumes of dyed yarns could have a significant effect on the operating income of the polyester segment and the consolidated Company. The Company does not believe that the loss of any one customer in our nylon segment would result in a materially adverse effect on that segment.

      Backlog and Seasonality of Business: The Company generally sells its products on an order-by-order basis for both the polyester and nylon reporting segments. Changes in economic indicators and consumer confidence levels can have a significant impact on sales at retail. Deviations between expected sales and actual consumer demand result in significant adjustments to desired inventory levels and, in turn, replenishment orders placed with suppliers. This changing demand signal ultimately works its way through the supply chain and impacts the Company. The end result is typically the absence of long-term sales contracts between the Company and its customers even in situations where yarn with unique characteristics is sold to one or very few customers. For substantially all customer orders including those involving more customized yarns, the Company manufactures and ships yarn in accordance with firm orders received from customers specifying yarn type and delivery dates. As a result, the Company does not track unfilled orders for purposes of determining backlog but rather to routinely reconfirm or update the status of potential orders. Consequently, backlog is generally not applicable to the Company. In addition, the Company does not consider its products to be of a seasonal nature.

      Competitive Conditions: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells both high-volume commodity products and more specialized yarns both domestically and internationally into many end-use markets. Pricing is highly competitive with innovation, product quality and customer service being essential for differentiating the competitors within the industry. Product innovation gives our customers competitive advantages, while product quality is an important factor for improving our customers’ manufacturing efficiencies. The Company’s polyester and nylon segments compete in a worldwide market with a number of other foreign and domestic producers of such yarns. In the sale of polyester filament yarns, major domestic competitors are Dillon Yarn Company, Inc., Spectrum Dyed Yarns, Inc. and Milliken & Company and in the sale of nylon yarns major domestic competitors are Jefferson Mills, Inc., McMichael Mills, Inc. and Worldtex, Inc. Additionally, there are numerous foreign competitors that not only sell polyester and nylon yarns in the United States but also import foreign sourced fabric and apparel into the United States and other countries in which the Company does business which adversely impacts the sale of Company polyester and nylon yarns. General economic conditions, such as interest rates, currency exchange rates and inflation rates that exist in different countries have a significant impact on the Company’s competitiveness, as do various country-to-country trade agreements and restrictions.

      Research and Development: The estimated amount spent during each of the last three fiscal years on Company-sponsored and customer-sponsored research and development activities is considered immaterial.

      Compliance with Government Environmental Regulations: Management of the Company believes that the operation of the Company’s production facilities and the disposal of waste materials are substantially in compliance with applicable federal, state and local laws and regulations and that there are no material ongoing or anticipated capital expenditures associated with environmental control facilities necessary to remain in compliance with such provisions. The Company incurs normal operating costs associated with the discharge of materials into the environment but does not believe that these costs are material or inconsistent with other domestic competitors.

      Employees: The number of full-time active employees of the Company is approximately 5,200.

Financial Information about Geographic Areas

      See Footnote 9 “Business Segments, Foreign Operations and Concentrations of Credit Risk” of this Report for further information regarding the financial information about geographic areas.

Item 2.	Properties

      The Company currently maintains a total of 19 manufacturing and warehousing facilities, one central distribution center and one recycling center in North Carolina; one manufacturing and one warehousing facility in Staunton, Virginia; one central distribution center in Fort Payne, Alabama; four manufacturing operations in Letterkenny, County of Donegal, Republic of Ireland; two warehousing locations in Carrickfergus, Ireland; one manufacturing, one warehousing and one office building in Brazil and one manufacturing and administration building in Manchester, England. All of these facilities, which contain approximately 8.2 million square feet of floor space are owned in fee simple, with the exception of two United States plants, one of which is leased from Bank of America Leasing and Capital LLC pursuant to a Sales-leaseback Agreement entered on May 20, 1997, as amended, the second of which is leased pursuant to a lease agreement entered into with Glen Raven, Inc. (“Glen Raven”), two warehouses in Carrickfergus, Ireland, the office in Brazil and the plant and office location in Manchester, England; and management believes they are in good condition, well maintained, and are suitable and adequate for present utilization.

      The polyester segment of the Company’s business uses 17 manufacturing, six warehousing and one dedicated office totaling approximately 5.5 million square feet. The nylon segment of the Company’s business utilizes four manufacturing and four warehousing facilities aggregating approximately 2.4 million square feet.

      The Company leases sales offices and/or apartments in New York; Coleshill, England; Oberkotzau, Germany; Lyon, France Desenzano, Italy, and Hong Kong, China.

      The Company also leased its corporate headquarters building at 7201 West Friendly Avenue, Greensboro, North Carolina, which consists of a building containing approximately 121,125 square feet located on a tract of land containing approximately 8.99 acres, until August 30, 2002, at which time it was purchased at fair market value. Until this facility and related land was purchased, it was leased from Merrill Lynch Trust Company of North Carolina, Trustee under the Unifi, Inc. Retirement Savings Plan, and Wachovia Bank & Trust Company, N.A., independent trustee. See the related information included in Footnote 8 “Leases and Commitments” of this Report. The Company also leases two manufacturing facilities to others, one of which is leased to a joint venture in which the Company is a 50% owner.

Item 3.     Legal Proceedings

      As described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company and DuPont entered into a manufacturing alliance in June 2000 to produce partially oriented polyester filament yarn. DuPont and the Company have had discussions regarding the Alliance and each party alleged that the other was in breach of material terms of their agreement.

      On or about February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont (the “Notice”), alleging, among other things, breach of contract, quantum meruit/unjust enrichment, and breach of the implied covenant of good faith and fair dealing. DuPont is seeking damages, that, based on the claims made to date, could amount to approximately $23.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company is in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300 million to $600 million, as set forth in the Alliance Agreements.

      On or about April 1, 2002, the Company filed an Answer and Counterclaims to the Notice denying DuPont’s claims and asserting certain counterclaims, including among others, a request for an accounting, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, violation of the North Carolina Unfair and Deceptive Trade Practices Act, and punitive damages. Unifi also asked the arbitrators to issue a declaratory judgment declaring the extent and scope of Unifi’s future obligations under the Put option considering DuPont’s breach of its “obligations and undertakings” in the Alliance Agreements thereby resulting in a “Material Adverse Effect” on the business which is a failure of a condition precedent to the Put.

      On or about May 15, 2002, the arbitration panel (the “Panel”) issued its Initial Pre-Hearing Order setting the initial scheduling for the arbitration and dismissing DuPont’s claim for quantum meruit/unjust enrichment. The Panel also dismissed Unifi’s counterclaims for an accounting, fraud, negligent misrepresentation, violation of the North Carolina Unfair and Deceptive Trade Practices Act, and punitive damages.

      The arbitration is currently proceeding in the discovery phase with the arbitration hearing set for November 2002. The Company continues to deny DuPont’s allegations and intends to vigorously defend against DuPont’s claims and pursue its counterclaims. However, the outcomes of these claims are uncertain at this time and the Company is not making any assurances as to the outcome thereof.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 30, 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is listed for trading on the New York Stock Exchange. The following table sets forth the range of high and low closing prices of Unifi’s Common Stock as reported on the NYSE Composite Tape.

	High	Low

Fiscal year 2001:

First quarter ended September 24, 2000	$13.38	$10.31

Second quarter ended December 24, 2000	$10.38	$7.13

Third quarter ended March 25, 2001	$9.31	$6.25

Fourth quarter ended June 24, 2001	$8.33	$5.65

Fiscal year 2002:

First quarter ended September 23, 2001	$10.02	$7.04

Second quarter ended December 23, 2001	$9.15	$6.45

Third quarter ended March 24, 2002	$8.90	$6.75

Fourth quarter ended June 30, 2002	$11.25	$8.41

      Effective July 16, 1998, the Board of Directors of the Company terminated the previously established policy of paying cash dividends equal to approximately 30% of the Company’s after tax earnings of the previous fiscal year. Consequently, no dividends have been paid in the past four fiscal years. The Company does not anticipate paying any dividends in the foreseeable future.

      As of September 4, 2002, there were approximately 684 record holders of the Company’s common stock. The number of record holders is based upon the actual number of holders registered and does not include holders of shares in “street names” or other shares maintained by depository trust companies for persons, partnerships, associations, corporations or other entities.

Item 6.	Selected Financial Data

	June 30, 2002	June 24, 2001	June 25, 2000	June 27, 1999	June 28, 1998
	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Amounts in thousands, except per share data)

Summary of Operations:

Net sales	$914,716	$1,131,157	$1,291,435	$1,262,278	$1,390,497

Cost of sales	840,164	1,034,044	1,127,864	1,087,728	1,162,726

Gross profit	74,552	97,113	163,571	174,550	227,771

Selling, general and administrative expense	51,093	62,786	58,063	55,338	43,277

Provision for bad debts	6,285	8,202	8,694	1,129	724

Interest expense	22,956	30,123	30,294	27,459	16,598

Interest income	(2,559)	(2,549)	(2,772)	(2,399)	(1,869)

Other (income) expense	3,239	8,077	1,052	440	(335)

Equity in (earnings) losses of unconsolidated affiliates	1,704	(2,930)	2,989	(4,214)	(23,030)

Minority interest	—	2,590	9,543	9,401	723

Alliance plant closure costs	—	15,000	—	—	—

Asset impairments and write downs	—	24,541	—	—	—

Employee severance and related charges	—	7,545	—	—	—

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(8,166)	(56,272)	55,708	87,396	191,683

Provision (benefit) for income taxes	(2,092)	(11,598)	17,675	28,369	62,782

Income (loss) before cumulative effect of accounting change	(6,074)	(44,674)	38,033	59,027	128,901

Cumulative effect of accounting change, net of tax	37,851	—	—	2,768	4,636

Net income (loss)	$(43,925)	$(44,674)	$38,033	$56,259	$124,265

Per Share of Common Stock:

Income (loss) before cumulative effect of accounting change (diluted)	$(.11)	$(.83)	$.65	$.97	$2.08

Cumulative effect of accounting change (diluted)	(.71)	—	—	(.04)	(.07)

Net income (loss) (diluted)	$(.82)	$(.83)	$.65	$.93	$2.01

Cash Dividends	$—	$—	$—	$—	$.56

Financial Data:

Working capital	$161,542	$66,038	$15,604	$216,897	$209,878

Gross property, plant and equipment	1,179,770	1,209,927	1,250,470	1,231,013	1,145,622

Total assets	1,003,697	1,137,319	1,354,764	1,365,840	1,333,814

Long-term debt and other obligations	280,267	259,188	261,830	478,898	458,977

Shareholders’ equity	498,040	540,543	622,438	646,138	636,197

      The 2002 fiscal year cumulative effect of accounting change represents the write-off of goodwill associated with our nylon reporting segment. See Footnote 3 “Cumulative Effect of Accounting Change” of this Report for further information. The cumulative effect of accounting change for fiscal years 1999 and 1998 involved the write-off of previously capitalized reengineering costs associated with software development and the write-off of certain start-up costs, respectively.

      The working capital and long-term debt and other obligations line items at June 24, 2001, reflect the classification of the outstanding balance under the revolving line of credit of $6.5 million and the accounts receivable securitization of $70.1 million as current liabilities, pending refinancing of these obligations, which occurred on December 7, 2001.

      The working capital and long-term debt and other liabilities line items at June 25, 2000, reflect the classification of the outstanding balance under the revolving line of credit of $211.5 million as a current liability as this facility was scheduled to mature in April 2001. This line of credit was subsequently refinanced in December 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Footnotes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that reflect management’s current expectations, estimates and projections. Actual results for the Company could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in “Forward-Looking Statements” below in this section and elsewhere in this Annual Report on Form 10-K.

Review of Fiscal Year 2002 Results of Operations (53 Weeks) Compared to Fiscal Year 2001 (52 Weeks)

      Following is a summary of operating income by segment for fiscal years 2002 and 2001, as reported regularly to the Company’s management:

	Polyester	Nylon	All Other	Total

	(Amounts in thousands)

Fiscal 2002:

Net sales	$662,770	$251,986	$—	$914,756

Cost of sales	605,898	236,986	—	842,884

Selling, general and administrative	37,115	10,243	—	47,358

Segment operating income	$19,757	$4,757	$—	$24,514

Fiscal 2001:

Net sales	$791,232	$315,114	$33,270	$1,139,616

Cost of sales	725,351	293,090	21,767	1,040,208

Selling, general and administrative	37,451	14,632	13,362	65,445

Segment operating income (loss)	$28,430	$7,392	$(1,859)	$33,963

      As described in Consolidated Financial Statements Footnote 9 “Business Segments, Foreign Operations and Concentrations of Credit Risk”, the adjustments to revenues and expenses required to reconcile the operating segments to consolidated results of operations are comprised primarily of intersegment sales and cost of sales eliminations, fiber costing, the provision for bad debts and certain unallocated manufacturing and selling, general and administrative expenses.

Polyester Operations

      Fiscal 2002 polyester net sales decreased $128.5 million, or 16.2% compared to fiscal 2001. The decrease from fiscal year 2001 is primarily attributable to reduced volumes and average unit prices as the effects of the uncertain economy and reduced consumer spending impacted textile and apparel manufacturers. Additionally, importation of fabric and apparel into the domestic market continues to erode the business of our U.S. based customers. Polyester sales volumes declined approximately 12% globally for the Company in fiscal year 2002. Domestically, polyester sales volumes declined 15.3% while average unit prices declined approximately 2.1%. Sales from our Ireland operation, on a local currency basis, declined approximately 9.3%, which is a result of reduced volumes. The impact on sales translated to U.S. dollars resulting from changes in the currency exchange rate for this operation was not significant for the current fiscal year. Sales from our dyeing operation in England declined over the prior year due to decreased unit volume. Sales from our Brazilian texturing operation, on a local currency basis, increased 1.4% over the prior year due to higher volumes. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was an decrease of $17.0 million.

      Gross profit on sales for our polyester operations declined $9.0 million, or 13.7%, over fiscal year 2001, while gross margin (gross profit as a percentage of net sales) improved from 8.3% in fiscal year 2001 to 8.6% in fiscal year 2002. The gross margin in 2002 includes cost savings from the DuPont Alliance of $33.8 million, which represents an additional $22.6 million in cost savings over fiscal year 2001. In addition, the absence of goodwill amortization, which ceased at the beginning of fiscal year 2002 upon adoption of SFAS 142, helped improve gross margins. Amortization expense approximated $0.6 million for fiscal year 2001 for the polyester segment. These improvements were offset, in part, by higher per unit manufacturing costs relative to a lower sales base reflecting the fixed nature of many of our manufacturing costs. The prior year cost reduction initiative helped to mitigate this effect.

      Selling, general and administrative expenses for this segment declined $0.3 million from 2001 to 2002. This decrease was accomplished mainly due to the Company-wide cost cutting initiatives implemented at the end of the prior year third quarter. The impact of the cost savings realized by the Company’s domestic operations benefited each segment in proportion to their share of the allocated costs. While the methodology to allocate domestic selling, general and administrative costs remained consistent between fiscal year 2001 and fiscal year 2002, the percentage of such costs allocated to each segment are determined at the beginning of every year based on specific cost drivers. The polyester segment’s share of such costs increased in fiscal year 2002, substantially offsetting the cost savings realized by the Company. In addition, this segment was charged additional selling, general and administrative costs for direct expenses associated with the Glen Raven air jet texturing operating agreement entered into at the end of fiscal year 2001. See Footnote 2 “Acquisitions, Alliances and Divestitures” of this Annual Report on Form 10-K for further information.

      Our international polyester pre-tax results of operations improved significantly over the prior year. Pre-tax losses of the polyester segment’s European operations for fiscal year 2002 improved by $18.9 million over fiscal 2001. This is attributable, in large part, to the cost reduction initiative that the Company implemented in fiscal 2001 and the resulting $10.7 million of charges recorded for employee severance and the write down of certain assets at that time. Pre-tax results of operations for the polyester segment’s Brazilian location improved $6.2 million in fiscal year 2002 over fiscal 2001. This improvement in Brazil reflects improved product quality and manufacturing efficiencies, an expanded customer base and the introduction of value-added products.

Nylon Operations

      Nylon net sales decreased $63.1 million, or 20.0% in fiscal 2002 compared to fiscal 2001. Unit volumes for fiscal 2002 decreased by 9.3%, while average sales prices, based on product mix, declined 11.9%. The reductions in sales volume and price are primarily attributable to slower sales at retail resulting from the uncertain economy and consumer spending. Additionally, importation of fabric and apparel into the domestic market continues to erode the business of our U.S. based customers.

      Nylon gross profit decreased $7.0 million, or 31.9% in 2002 and gross margin decreased from 7.0% in 2001 to 6.0% in 2002. This was primarily attributable to reductions in per unit sales prices in excess of reduced per unit raw materials. In addition, gross margins were negatively impacted by higher per unit fixed manufacturing costs relative to a lower sales base. Offsetting the reduced gross margins was the absence of goodwill amortization in the current year as a result of adopting SFAS 142 at the beginning of the year. Such amortization totaled $3.1 million in fiscal year 2001 for the nylon segment.

      Selling, general and administrative expense for the nylon segment decreased $4.4 million in fiscal 2002. This reduction is due mainly to the cost cutting initiatives implemented at the end of the fiscal year 2001 third quarter in addition to the nylon segment receiving a reduced share of such charges in the current fiscal year compared to fiscal year 2001. See further discussion on selling, general and administrative expenses under the polyester segment above for further explanation of these allocated costs.

  All Other

      The “All Other” segment for fiscal year 2001 is primarily comprised of a majority owned subsidiary, Unifi Technology Group. LLC (“UTG”) established in May 1999, that the Company previously owned. UTG was an automation solutions provider that provided information technology consulting services and also sold and serviced certain computer hardware. Effective March 2001, UTG was accounted for as an asset held for sale and did not have any sales or operating income for the 2002 fiscal year. The higher selling, general and administrative expenses in the prior year for this category reflect additional costs incurred in early termination of certain UTG office leases in the second fiscal quarter. The consulting portion of this business was sold at the end of fiscal year 2001. The operation that remained at the end of fiscal year 2001, which consisted of computer hardware sales and servicing, conducted business under the name Cimtec Automation, Inc. and was sold by the Company in January 2002.

  Consolidated Operations

      Selling, general and administrative expenses for fiscal year 2002 that were not allocated to the segments totaled approximately $3.7 million. This total includes a charge related to the forgiveness of a $1.2 million loan to the CEO, which was due and payable on May 1, 2002, plus an adjustment to cover the personal tax consequences of this debt forgiveness. The loan was originally made in 1999 to assist the CEO and his family in relocating to the United States from Ireland and in purchasing a home. The loan forgiveness was made by the unanimous decision of the Company’s Board of Directors. Additionally, unallocated selling, general and administrative expenses include costs to start up a sales office in Hong Kong and certain legal fees.

      For the year ended June 30, 2002, the Company recorded a $6.3 million provision for bad debts. This compares to $8.2 million recorded in the prior year. Fiscal year 2002 continued to be a challenging year for the U.S. textile industry, particularly in the apparel sector, and culminated in the voluntary bankruptcy filing of certain of the Company’s largest domestic customers. While the Company’s bad debt loss experience was not significant relative to these specific customers, the financial viability of certain customers continues to require close management scrutiny in these difficult economic and industry conditions.

      Interest expense decreased from $30.1 million in fiscal 2001 to $23.0 million in fiscal 2002. The decrease in interest expense is a function of both lower levels of debt and lower weighted average interest rates throughout fiscal year 2002 compared to the preceding year. As discussed further below, the Company refinanced the debt agreements outstanding at the end of the prior fiscal year on December 7, 2001 of the current fiscal year. While the new debt agreement provides for higher add-on interest rates than the previous agreements, the reduction in prevailing market interest rates during the year offset this higher cost. At the end of the current year, the Company had $23.0 million outstanding in funded bank debt. This compares to $76.6 million at the end of the prior year. The weighted average interest rate of Company debt outstanding at June 30, 2002 was 6.3% compared to 6.1% at June 24, 2001. Interest income remained consistent between 2002 and 2001.

      Other expense decreased from $8.1 million in 2001 to $3.2 million in 2002. The current year includes net losses from the sale and write-down to net realizable value of property and equipment and other investments of $3.0 million. In addition, currency loss aggregated approximately $0.3 million for the year. The prior year loss includes $9.5 million in losses for foreign currency related transactions including a loss of $4.7 million on foreign currency derivative contracts denominated in Euros for which hedge accounting was terminated upon the cancellation of the proposed project. Losses in 2001 were offset, in part, by amounts recovered for an insurance claim, a government grant program associated with a start-up operation and a duty-drawback claim associated with prior periods.

      Equity in the net losses, to the extent recognized, of our equity affiliates, Parkdale America, LLC. (the “LLC”), UNIFI-SANS Technical Fibers, LLC (“UNIFI-SANS”) and U.N.F. totaled $1.7 million in fiscal 2002 compared to equity in net earnings of $2.9 million in fiscal 2001. The decrease in net earnings is primarily attributable to reduced earnings of the LLC and the recognition of losses associated with the start-up of UNIFI-SANS. These changes were partially mitigated by the cessation of losses associated with the Company’s ongoing ownership interest in Micell Technologies, Inc. (“Micell”) in fiscal 2002, while the Company’s share of such losses totaled $4.3 million in 2001. The Company recognized no losses for this equity affiliate in the current year as the investment in Micell was written off in fiscal year 2001.

      The Company recorded no minority interest expense for fiscal 2002 compared to $2.6 million in the prior year. The minority interest charge recorded in the consolidated financial statements primarily relates to the minority owner’s share of the earnings and cash flows of Unifi Textured Polyester, LLC (“UTP”). UTP realized no earnings and no net positive cash flows in fiscal 2002. UTP was formed with Burlington Industries (“Burlington”) on May 29, 1998, whereby Unifi has an 85.42% ownership interest and Burlington has a 14.58% interest. For the first five years, Burlington is entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. After the first five years, earnings and cash flows of UTP will be allocated based on ownership percentages.

      The Company recognized a tax benefit in the current year, before the cumulative effect of accounting change, at a 25.6% effective tax rate compared to a tax benefit at a 20.6% effective tax rate in fiscal 2001. A primary reason for the difference between the statutory and effective tax rate in both fiscal years 2002 and 2001 is that substantially no tax benefit was recognized on losses sustained by certain foreign subsidiaries, as the recoverability of such tax benefits through loss carryforward or carryback was not assured. In addition, for fiscal 2002, the Company’s effective rate was negatively impacted by non-deductible compensation and other expenses. The combined effect of the above items in 2002 was partially offset by earnings of certain foreign operations, which were taxed at lower effective tax rates than the U.S. statutory rate.

      In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which prohibits companies from amortizing goodwill and other indefinite-lived intangible assets and, alternatively, requires them to review the assets for impairment annually or more frequently under certain conditions. The Company adopted SFAS 142 on June 25, 2001. In accordance with the transition provisions of this standard, the Company concluded step one of the transitional goodwill impairment test for all of the reporting units of the Company in the second quarter of fiscal year 2002. The results of this phase of the transition testing indicated that the goodwill associated with the nylon business segment might have been impaired. As required by the transitional impairment test provisions, the Company determined whether an impairment loss existed and how much, if any, of the loss was to be recognized. Based upon the results of concluding this step of the transition testing in the fourth quarter of fiscal 2002, all of the goodwill associated with the nylon segment was deemed to be impaired and was subsequently written off. In accordance with the provisions of SFAS 142, any impairment losses recognized upon initial adoption of this standard were required to be written-off as a cumulative effect of a change in accounting principle effective as of the beginning of the fiscal year in which the standard was adopted. Consequently, the Company wrote off the unamortized balance of the goodwill associated with the nylon business segment as of June 25, 2001, of $46.3 million ($37.9 million or $(.71) per diluted share net of taxes) as a cumulative effect of an accounting change. See “Goodwill and Other Intangibles” under Footnote 1 “Accounting Policies and Financial Statement Information” and Footnote 3 “Cumulative Effect of Accounting Change” for further discussion regarding this adjustment.

      As a result of the above, the Company realized during the current year a net loss before cumulative effect of accounting change of $6.1 million or $(.11) per diluted share compared to a net loss in fiscal year 2001 of $44.7 million, or $(.83) per diluted share. The net loss for the current year after the cumulative effect of accounting change was $43.9 million or $(.82) per diluted share.

Review of Fiscal Year 2001 Results of Operations (52 Weeks) Compared to Fiscal Year 2000 (52 Weeks)

      Following is a summary of operating income by segment for fiscal years 2001 and 2000, as reported regularly to the Company’s management:

	Polyester	Nylon	All Other	Total

	(Amounts in thousands)

Fiscal 2001:

Net sales	$791,232	$315,114	$33,270	$1,139,616

Cost of sales	725,351	293,090	21,767	1,040,208

Selling, general and administrative	37,451	14,632	13,362	65,445

Segment operating income (loss)	$28,430	$7,392	$(1,859)	$33,963

Fiscal 2000:

Net sales	$861,865	$409,841	$31,917	$1,303,623

Cost of sales	757,580	353,739	21,024	1,132,343

Selling, general and administrative	37,713	15,103	9,952	62,768

Segment operating income	$66,572	$40,999	$941	$108,512

      As described in Consolidated Financial Statements Footnote 9 “Business Segments, Foreign Operations and Concentrations of Credit Risk”, the adjustments to revenues and expenses required to reconcile the operating segments to consolidated results are comprised primarily of intersegment sales and cost of sales eliminations, fiber costing, the provision for bad debts and certain unallocated manufacturing and selling, general and administrative expenses.

  Polyester Operations

      In fiscal 2001, polyester net sales decreased $70.6 million, or 8.2% compared to fiscal 2000. The decrease from fiscal year 2000 was primarily attributable to reduced volumes both in the United States and internationally. The importation of fabric and apparel eroded our customers’ business and the slowing economy prompted our customers to reduce inventories in response to lower retail orders. Unit prices, based on product mix, were favorable to the prior year. However, volumes were down approximately 10% from fiscal 2000 to fiscal 2001. Sales volume for all of our international polyester operations was down in fiscal 2001 compared to fiscal 2000, with the exception of our European dyeing operation acquired in the fourth quarter of the prior year. The currency exchange rate change from the prior year to the current year adversely effected sales translated to U.S. dollars for our Irish and Brazilian operations.

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

  Nylon Operations

      Nylon net sales decreased $94.7 million, or 23.1% in fiscal 2001 compared to fiscal 2000. Unit volumes for fiscal 2001 decreased by 15.2%, while average sales prices, based on product mix, decreased 9.2%. The reductions in sales volume and price were primarily attributable to the continuing softness of the ladies hosiery market, a slow down in seamless apparel and the sluggishness of the economy in general.

      Nylon gross profit decreased $34.1 million and gross margin decreased from 13.7% in 2000 to 7.0% in 2001. This was primarily attributable to the lower sales volumes and prices and higher per unit fixed manufacturing costs, offset, in part, by lower average fiber prices per pound.

      Selling, general and administrative expense for the nylon segment decreased $0.5 million in fiscal 2001. This reduction was due mainly to the cost cutting initiatives implemented at the end of the third fiscal quarter.

  All Other

      The “All Other” segment primarily reflects the Company’s majority owned subsidiary, UTG established in May 1999. UTG was a domestic automation solutions provider. This entity was in place for effectively the entire 2001 fiscal year. However the consulting portion of this business, which represented the majority of this entity’s operations, was sold at the end of fiscal year 2001. The higher selling, general and administrative expenses in fiscal year 2001 reflect additional costs incurred in early terminating certain office leases in the second fiscal quarter. The remaining UTG operations conduct business under the name Cimtec Automation, Inc. and involve the sale and repair of certain computer hardware, until it was sold in fiscal year 2002.

  Consolidated Operations

      For the year ended June 24, 2001, the Company recorded an $8.2 million provision for bad debts in response to continued difficult industry conditions, compared to an $8.7 million provision recorded in the prior year.

      Interest expense decreased slightly from $30.3 million in fiscal 2000 to $30.1 million in fiscal 2001. The weighted average interest rate of debt outstanding at June 24, 2001 was 6.1%. Interest income remained consistent between 2001 and 2000.

      Other expense increased from $1.1 million in 2000 to $8.1 million in 2001. This loss for 2001 included $9.5 million in losses for foreign currency related transactions including a loss of $4.7 million on foreign currency derivative contracts denominated in Euro for which hedge accounting was terminated upon the cancellation of the proposed project. These losses were offset, in part, by amounts recovered for an insurance claim, a government grant program associated with a start-up operation and a duty-drawback claim associated with prior periods.

      Earnings (losses) from our equity affiliates, Parkdale America, LLC. (the “LLC”), Micell Technologies, Inc. (“Micell”), UNIFI-SANS Technical Fibers, LLC (“UNIFI-SANS”) and U.N.F. Industries, Ltd. (“U.N.F.”) totaled $2.9 million in fiscal 2001 compared with $(3.0) million in fiscal 2000. The increase in earnings is primarily attributable to improved earnings of the LLC and the recognition of reduced losses for Micell.

      Minority interest expense for fiscal 2001 was $2.6 million compared to $9.5 million in the prior year. This charge primarily relates to the minority interest share of the earnings of Unifi Textured Polyester, LLC (“UTP”) formed with Burlington Industries on May 29, 1998. Unifi, Inc. has an 85.42% ownership interest in this entity and Burlington has a 14.58% interest. For the first five years, Burlington is entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. After the first five years, earnings and cash flows of UTP will be allocated based on ownership percentages.

      In the fourth quarter of fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility, one of DuPont’s facilities involved in the manufacturing alliance between DuPont and Unifi. The Alliance was formed to integrate each company’s polyester partially oriented yarn (POY) manufacturing facilities into a single production unit and is expected to enable each company to match production with the best assets available, significantly improving product quality and yields. On April 4, 2001, DuPont shut its Cape Fear POY facility allowing for the acceleration of the benefits of the Alliance by shutting down older filament manufacturing operations and transferring production to lower cost, more modern and flexible assets. As a result of DuPont shutting down the Cape Fear facility, the Company recognized a $15.0 million charge for its 50% share of the severance and costs to dismantle the facility. Unifi’s share of the cost to close this facility will be paid over the eighteen-month period commencing July 2001 and ending December 2002. Subsequent to the shut down, the Company will receive from DuPont cash distributions for its 50% share of the cash fixed costs eliminated as a result of the Cape Fear shut down and its share of other expected costs savings and synergies from the Alliance.

      In fiscal year 2001, the Company recorded charges of $7.6 million for severance and employee related costs and $24.5 million for asset impairments and write-downs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that were held for sale. The plant closing and consolidations of the manufacturing and distribution systems were aimed at improving the overall efficiency and effectiveness of our operations and reducing our fixed cost structure in response to decreased sales volumes.

      The severance and other employee related costs provide for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notice of the termination was made to all employees prior to March 24, 2001 and substantially all affected personnel were terminated by the end of April 2001. Severance payments were made in accordance with various plan terms, which varied from lump sum to a payout over a maximum of 21 months ending December 2002. Additionally, this charge included costs associated with medical and dental benefits for former employees no longer providing services to the Company and provisions for certain consultant agreements for which no future benefits were anticipated.

      The charge for impairment and other write-down of assets included $18.6 million for the write down of duplicate or less efficient property, plant and equipment to their fair value less disposal cost and the write down of certain non-core assets which are held for sale. It was anticipated at the time the charge was recorded that the remaining non-core assets and business would be sold prior to the end of calendar 2001, which was accomplished by the end of January 2002. Additionally, an impairment charge of $5.9 million was recorded for the write down to fair value of assets, primarily goodwill, associated with the European polyester dyed yarn operation and Colombian nylon covering operation as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. These reviews were prompted by ongoing excess manufacturing capacity issues and lack of competitiveness of these businesses.

      The Company recognized a tax benefit in fiscal year 2001 at a 20.6% effective tax rate compared to an effective tax rate on the consolidated provision recorded in fiscal 2000 at 31.7%. The difference between the statutory and effective tax rate in fiscal 2001 is primarily due to the fact that substantially no tax benefit was recognized on losses sustained by foreign subsidiaries, because the recoverability of such tax benefits through loss carryforward or carryback was not assured.

      As a result of the above, the Company realized a net loss of $44.7 million for fiscal year 2001, or $(.83) per diluted share, compared to net income in fiscal year 2000 of $38.0 million, or $.65 per diluted share.

Liquidity and Capital Resources

      Cash generated from operations was $89.7 million for fiscal 2002, compared to $151.6 million for fiscal 2001. The primary sources of cash from operations in 2002 were the net loss of $43.9 million adjusted for non-cash adjustments of $129.9 million. Depreciation and amortization of $78.7 million, the provision for bad debt and quality claims of $12.1 million, non-cash compensation of $1.2 million and the cumulative effect of accounting change, net of tax, of $37.9 million related to the write-off of goodwill were the primary components of the non-cash adjustments. Other significant sources of cash from operations were reduced receivables and inventories of $13.8 million and $9.9 million, respectively, increased income tax and deferred tax liabilities of $7.4 million and $4.8 million, respectively, offset by a decrease of accounts payable and accruals of $36.9 million. Working capital changes have been adjusted to exclude the effects of acquisitions and currency translation for all years presented, where applicable. Working capital at June 30, 2002 was $161.5 million. Working capital at June 24, 2001, of $66.0 million reflected the classification of the outstanding balance under the revolving line of credit of $6.5 million and the accounts receivable securitization of $70.1 million as current liabilities, pending renegotiation or refinancing of these obligations, which occurred on December 7, 2001, as further discussed below.

      The Company utilized $21.2 million for net investing activities and $55.7 million for net financing activities during fiscal 2002. Significant expenditures during this period included $10.4 million for upgrading facilities and equipment and $11.2 million for investments in unconsolidated equity affiliates (substantially UNIFI-SANS). Additionally, $53.4 million was expended for net retirements of long-term debt. The Company obtained $8.4 million from the sale of capital assets during the fiscal year 2002.

      The Company is not committed for any significant capital expenditures but expects to spend approximately $26.0 million for capital expenditures during fiscal year 2003.

      The Company periodically evaluates the carrying value of its polyester and nylon operations long-lived assets, including property, plant and equipment and intangibles, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. See “Goodwill and Other Intangibles” and “Long-Lived Assets” under Footnote 1 “Accounting Policies and Financial Statement Information” for further information regarding the accounting guidance applicable to these assets.

      Effective July 26, 2000, the Board of Directors increased the Company’s remaining authorization to repurchase up to 10.0 million shares of the Company’s common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. The Company will continue to operate its stock buy-back program from time to time as it deems appropriate and financially prudent. However, it is anticipated that the Company will not repurchase significant shares in fiscal year 2003 but instead will focus on accumulating cash reserves to be used for future repayment of existing long-term obligations and prospective growth opportunities.

      On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility, as amended, and its $100 million accounts receivable securitization, which were entered into on December 20, 2000, with a new five-year $150 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of June 30, 2002, the Company had outstanding borrowings of $23.0 million and availability of $116.7 million under the terms of the Credit Agreement.

      Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. On borrowings outstanding at June 30, 2002, the interest rate was 4.34%. The weighted average interest rate on borrowings under the Credit Agreement for the period December 7, 2001 through June 30, 2002 was 4.46%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.9 million, which are being amortized over the term of the Credit Agreement. In addition, $0.5 million of unamortized fees related to the previously outstanding debt facilities were charged to operations in the second quarter of fiscal year 2002.

      The Credit Agreement contains customary covenants for asset based loans that restrict future borrowings and capital spending. In addition, if borrowing capacity is less than $25.0 million at any time during the quarter, covenants include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At June 30, 2002, was in compliance with all covenants under the Credit Agreement.

      Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The Alliance is intended to optimize Unifi’s and DuPont’s partially oriented yarn

(POY) manufacturing facilities, increase manufacturing efficiency and improve product quality. Under the terms of the Alliance Agreements, DuPont and Unifi will cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and optimizing production efficiencies by manufacturing commodity yarns for the Alliance in DuPont’s Kinston, North Carolina plant and high-end specialty yarns in Yadkinville. The companies will split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies will collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations will be split equally. DuPont and Unifi will continue to own and operate their respective sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace and will use DuPont technology to expand the specialty product range at each company’s sites. Unifi will continue to provide textured yarn to the marketplace.

      At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business, with a rated production capacity of approximately 412 million pounds annually, for a price based on a mutually agreed fair market value within a range of $300 to $600 million, subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s U.S. POY facility, with a rated production capacity of approximately 185 million pounds annually, for a price based on a mutually agreed fair market value within a range of $125 million to $175 million.

      In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. As further discussed in Part I, Item 3. “Legal Proceedings,” DuPont has filed a Demand for and Notice of Arbitration and Unifi has responded with an Answer and Counterclaim. DuPont and Unifi are presently in the discovery phase of arbitration with the arbitration hearing scheduled for November 2002. DuPont is seeking damages, that, based on the claims made to date, could amount to approximately $23.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company is in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300 million to $600 million, as set forth in the Alliance Agreements. The Company continues to deny DuPont’s allegations and intends to vigorously defend against DuPont’s claims and pursue its counterclaims. However, the outcomes of these claims are uncertain at this time and the Company is not making any assurances to the outcome thereof. However, the ultimate resolution of these matters could be material to Unifi’s financial position, results of operations and cash flows.

      The current business climate for U.S. based textile manufacturers remains challenging due to disparate worldwide production capacity and demand, weakness at retail and the direct sourcing of garments and fabrics from lower wage-based countries. While fiscal year 2002 showed signs of improvement as the year progressed, the situation does not appear that it will reverse in the foreseeable future. This highly competitive environment has resulted in a declining market for the Company, domestically and abroad. Consequently, management took certain consolidation and cost reduction actions in fiscal year 2001 to align our capacity and cost structure with current market demands. Should business conditions worsen, management is prepared to take such further actions as deemed necessary to align our capacity and cost structure with market demands. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets (as evidenced by the Company refinancing its debt facilities in the current year — see discussion above) are sufficient to meet working capital and long-term investment needs and pursue strategic business opportunities.

Recent Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities” (SFAS 140). SFAS 140 replaces Statement of Financial Accounting Standard No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 125). SFAS 140 revises the standards for accounting and for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125’s provisions. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. This standard is applied prospectively and was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adopting this standard had no material impact on consolidated financial position or results of operations of the Company.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS 141) and No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). See “Goodwill and Other Intangibles” under Footnote 1 “Accounting Policies and Financial Statement Information” and Footnote 3 “Cumulative Effect of Accounting Change” for further discussion regarding the impact on the Consolidated Financial Statements of adopting these standards in the Company’s 2002 fiscal year.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143). This standard applies to all entities and addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adopting this standard had no material impact on consolidated financial position or results of operations of the Company.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), for the disposal of a segment of a business (as previously defined). SFAS 144 also amends ARB No. 51 “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of, which previously had been accounted for either under APB 30 or under SFAS 121. Specifically, SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which was provided for under APB 30. The new accounting framework under SFAS 144 is based on the guidance provided under SFAS 121 for assets to be disposed of by sale.

      In addition to establishing a single framework for long-lived assets to be disposed of, SFAS 144 resolves implementation issues related to SFAS 121. With respect to long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144, however, excludes goodwill from its scope and therefore eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets for impairment testing. In addition, SFAS 144 addresses situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or where a range is estimated for the amount of potential future cash flows. In such situations, SFAS 144 provides for a probability-weighted cash flow estimation approach. SFAS 144 also establishes a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities representing the unit of accounting for a long-lived asset to be held and used. For long-lived assets to be disposed of other than by sale (such as abandonment, exchange for a similar productive asset or distribution to owners in a spin-off), SFAS 144 requires that the assets be considered held and used until disposed of. In such cases, the depreciable life of the assets should be revised in accordance with APB Opinion No. 20 “Accounting Changes,” and, as an amendment to APB Opinion No. 29 “Accounting for Nonmonetary Transactions,” also requires that an impairment loss be recognized at the time a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying value of the assets exceeds its fair value. Finally, for long-lived assets to be disposed of by sale, SFAS 144 is to be used for all such long-lived assets whether previously held and used or recently acquired. SFAS 144 retains the requirement of SFAS 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to stop depreciation or amortization of the asset. Consequently, discontinued operations are no longer to be measured on a net realizable basis and future operating losses are no longer to be recognized before they occur. The presentation of discontinued operations in the income statement still follows the basic provisions of ABP 30 but is now broadened to include a component of an entity rather than a segment of a business. SFAS 144 provides implementation guidance to determine when a long-lived asset is held for sale and also provides guidance for situations in which the criteria for an asset to be considered held for sale are met after the balance sheet date but before issuance of the financial statements. In addition, SFAS 144 provides guidance for assets previously considered held for sale and subsequently reclassified as held and used.

      SFAS 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. Adopting this standard had no material impact on consolidated financial position or results of operations of the Company.

      In December 2001 the American Institute of Certified Public Accountants Issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (SOP 01-6). Extending credit to customers that results in trade receivables is an activity covered by this guidance. The purpose of this SOP is to clarify that accounting and financial reporting practices should be the same for lending and financing activities regardless of the type of entity engaging in that activity. This SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet assessed the impact that this SOP will have on its results of operation or financial position but does not believe it will result in any material changes to existing practices.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145, among other changes, now requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in ABP Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In order to correct previously existing inconsistencies in accounting treatment for transactions with similar economic characteristics, SFAS 145 also requires that certain lease modifications that have economic characteristics similar to sales-leaseback transactions be accounted for as sales-leaseback transactions. SFAS 145 also addresses other various technical corrections that are not substantive in nature or have no effect on the Company. SFAS 145 was effective for financial statements issued on or after May 15, 2002. Adopting this standard had no impact on consolidated financial position or results of operations of the Company.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and established that fair value should be used for initial measurement of the liability. Under EITF 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. Under conclusions reached in SFAS 146, committing to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Consequently, the definition and requirements for recognition of exit costs in EITF 94-3 have been eliminated. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adopting this standard had no impact on consolidated financial position or results of operations of the Company.

Critical Accounting Policies

      The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following discussion provides further information about accounting policies critical to the Company and should be read in conjunction with Footnote 1, “Accounting Policies and Financial Statement Information” of this Report.

      Alliance Cost Savings: Effective June 1, 2000, Unifi and DuPont began operating their manufacturing alliance to produce polyester filament yarn. One of the objectives of the Alliance is to reduce operating costs through collectively planning and operating both companies’ POY facilities as a single production unit. In accordance with the Alliance Agreements, cost savings realized from operating as a single production unit are to be shared equally between the Company and DuPont. Determining the actual cost savings realized requires comprehensive analysis that may take several accounting periods to finalize. As such, accounting estimates are made to record the expected cost savings in the appropriate accounting period and are adjusted when the analysis is subsequently finalized. In addition, questions have been raised about specific issues that may not have been contemplated when the agreement was entered into, or may not have been interpreted the same way by both parties. Some of these items are presently in dispute as discussed in “Legal Proceedings” above and elsewhere in this Annual Report on Form 10-K. As the arbitration is currently proceeding in the discovery phase with the arbitration hearing set for November 2002, it is too early in the process to predict an outcome. However, the ultimate resolution of these matters could be material to Unifi’s results of operations and cash flows. Alliance cost savings impact gross margins on the statement of operations and is recorded as a reduction of accounts payable in the consolidated balance sheet.

      Allowance for Doubtful Accounts: An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers that are not factored. Reserves for yarn quality claims are based on historical experience and known pending claims. The collectibility of non-factored accounts receivable is based on a combination of factors including the aging of accounts receivable, write-off experience and the financial condition of specific customers. Accounts are written off when they are no longer deemed to be collectible. General reserves are established based on the percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts.

      Inventory Reserves: The Company maintains reserves for inventories valued utilizing the FIFO method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO, the amount of existing LIFO reserves. Due to declining prices of raw materials over the past several years and lower inventory levels, the available LIFO reserve has been depleted significantly requiring that supplemental reserves be established. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins.

      Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis conducted requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown.

      For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows.

      Impairment of Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment loss is determined by the difference between the carrying amount of the asset and its fair value. Determining fair value involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown.

      Accruals for Costs Related to Severance of Employees: From time to time, the Company establishes accruals associated with employee severance or other cost reduction initiatives. Such accruals require that estimates be made about the future payout of various costs, including, for example, health care claims. The Company uses historical claims data and other available information about expected future health care costs to estimate its projected liability. Such costs are subject to change due to a number of factors including the incidence rate for health care claims, prevailing health care costs, and the nature of the claims submitted, among others. Consequently, actual expenses could differ from those expected at the time the provision was estimated, which may impact the valuation of accrued liabilities and results of operations.

      Accrual for Alliance Plant Closure Costs: The Company, in the fourth quarter of fiscal year 2001, recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represented 50% of the expected severance and dismantlement cost of closing this plant. The Company used estimates supplied by DuPont to close the facility as a basis for determining its share of the anticipated liability. Deriving the original estimate required judgment and involved certain estimates. Actual costs to close this facility could differ from those expected when the original liability was recorded, which may impact the valuation of accrued liabilities and results of operations.

Euro Conversion

      The Company conducts business in multiple currencies, including the currencies of several countries in the European Union which began participating in the single European currency by adopting the Euro as their common currency as of January 1, 1999. With this conversion to the Euro, the functional currency of companies in those participating countries changed on December 31, 2001, from their respective historical currencies to the Euro. During the transition period that ended December 31, 2001, the existing currencies of the member countries remained legal tender and the majority of the Company’s customers and vendors continued to use these legacy currencies when conducting business. Currency rates during the transition period, however, were not computed from one legacy currency to another but instead were first converted into the Euro. On January 1, 2002, Euro denominated bills and coins were issued and began circulating. Most participating countries withdrew their legacy currencies from circulation by February 28, 2002 and others did so at the end of May 2002. The conversion to the Euro did not have any adverse effect on the financial condition or results of operations of the Company.

Forward-Looking Statements

      Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report contain forward-looking statements within the meaning of federal security laws about Unifi Inc.’s (the “Company”) financial condition and results of operations that are based on management’s current expectations, estimates and projections about the markets in which the Company operates, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise. Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, operating performance of joint ventures, alliances and equity investments, technological advancements, employee relations, changes in spending for capital expenditures and long-term investments (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, outcomes of pending or threatened legal proceedings, negotiations of new or modifications of existing contracts for asset management, regulations governing tax laws, other governmental and authoritative bodies’ policies and legislation, the continuation and magnitude of the Company’s common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to market risks associated with changes in interest rates and currency fluctuation rates, which may adversely affect its financial position, results of operations and cash flows. In addition, the Company is also exposed to other risks in the operation of its business.

      Interest Rate Risk: The Company is exposed to interest rate risk through its borrowing activities, which are further described in Footnote 4 “Long Term Debt and Other Liabilities.” The majority of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.

      Currency Exchange Rate Risk: The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European and North American currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

      Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In fiscal year 2001, the Company recorded and subsequently wrote off approximately $4.7 million of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts entered into for anticipated purchase commitments were subsequently unwound by entering into sales contracts with identical remaining maturities and contract values. These purchase and sales contracts continued to be marked to market with offsetting gain and losses until they matured. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 2002 and June 2003, respectively.

      The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Foreign currency purchase contracts:

Notional amount	$3,011	$14,400	$49,343

Fair value	3,114	12,439	46,760

Net (gain) loss	$(103)	$1,961	$2,583

Foreign currency sales contracts:

Notional amount	$17,256	$28,820	$26,303

Fair value	16,769	29,369	26,474

Net (gain) loss	$(487)	$549	$171

      The fair values of the foreign exchange forward contracts at the respective year-end dates are based on year-end forward currency rates. For the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000, the total impact of foreign currency related items on the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, were pre-tax losses of $0.3 million, $9.5 million and $1.8 million, respectively. See Footnote 10 “Derivative Financial Instruments and Fair Value of Financial Instruments” for further discussion.

      Inflation and Other Risks: The inflation rate in most countries the Company conducts business has been low in recent years and the impact on the Company’s cost structure has not been significant. The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas and tariffs and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 8.	Consolidated Financial Statements and Supplementary Data

      The Company’s report of independent auditors and consolidated financial statements and related notes follow on subsequent pages of this Report.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Unifi, Inc.

      We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 30, 2002, and June 24, 2001, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 30, 2002 and June 24, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standard No. 142, requiring the Company to cease the amortization of goodwill and instead review goodwill for impairment on adoption and annually thereafter.

Greensboro, North Carolina

July 19, 2002

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	June 24, 2001

	(Amounts in thousands)

ASSETS

Current assets:

Cash and cash equivalents	$19,105	$6,634

Receivables	153,331	171,744

Inventories	111,843	124,434

Other current assets	6,782	9,212

Total current assets	291,061	312,024

Property, plant and equipment:

Land	5,474	5,712

Buildings and air conditioning	228,104	237,767

Machinery and equipment	807,642	821,100

Other	138,550	145,348

	1,179,770	1,209,927

Less accumulated depreciation	(691,301)	(647,614)

	488,469	562,313

Investment in unconsolidated affiliates	176,056	167,286

Goodwill	13,462	61,077

Other intangible assets, net of accumulated amortization	1,248	3,514

Other noncurrent assets	33,401	31,105

	$1,003,697	$1,137,319

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$72,208	$100,086

Accrued expenses	48,995	59,866

Income taxes payable	34	72

Current maturities of long-term debt and other current liabilities	8,282	85,962

Total current liabilities	129,519	245,986

Long-term debt and other liabilities	280,267	259,188

Deferred income taxes	84,712	80,307

Minority interests	11,159	11,295

Commitments and contingencies (Footnote 17)	—	—

Shareholders’ equity:

Common stock	5,385	5,382

Capital in excess of par value	220	—

Retained earnings	545,435	589,360

Unearned compensation	(874)	(1,203)

Accumulated other comprehensive loss	(52,126)	(52,996)

	498,040	540,543

	$1,003,697	$1,137,319

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands, except per share data)

Net sales	$914,716	$1,131,157	$1,291,435

Cost of sales	840,164	1,034,044	1,127,864

Selling, general and administrative expense	51,093	62,786	58,063

Provision for bad debts	6,285	8,202	8,694

Interest expense	22,956	30,123	30,294

Interest income	(2,559)	(2,549)	(2,772)

Other expense, net	3,239	8,077	1,052

Equity in (earnings) losses of unconsolidated affiliates	1,704	(2,930)	2,989

Minority interest	—	2,590	9,543

Alliance plant closure costs	—	15,000	—

Asset impairments and write downs	—	24,541	—

Employee severance and related charges	—	7,545	—

Income (loss) before income taxes and cumulative effect of accounting change	(8,166)	(56,272)	55,708

Provision (benefit) for income taxes	(2,092)	(11,598)	17,675

Income (loss) before cumulative effect of accounting change	(6,074)	(44,674)	38,033

Cumulative effect of accounting change (net of applicable income taxes of $8,420 in 2002)	37,851	—	—

Net income (loss)	$(43,925)	$(44,674)	$38,033

Earnings (losses) per common share:

Income (loss) before cumulative effect of accounting change	$(.11)	$(.83)	$.65

Cumulative effect of accounting change	(.71)	—	—

Net income (loss) per common share	$(.82)	$(.83)	$.65

Earnings (losses) per common share — assuming dilution:

Income (loss) before cumulative effect of accounting change	$(.11)	$(.83)	$.65

Cumulative effect of accounting change	(.71)	—	—

Net income (loss) per common share	$(.82)	$(.83)	$.65

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Capital in			Other
	Shares	Common	Excess of	Retained	Unearned	Comprehensive
	Outstanding	Stock	Par Value	Earnings	Compensation	Income (Loss)

	(Amounts in thousands)

Balance June 27, 1999	59,548	$5,955	$13	$658,353	$—	$(18,183)

Purchase of stock	(4,462)	(446)	(840)	(47,623)	—	—

Options exercised	1	—	14	—	—	—

Grantor’s trust tax benefit	—	—	—	681	—	—

Stock forfeited to satisfy income tax withholding	(53)	(5)	(630)	—	—	—

Issuance of restricted stock	123	12	1,443	—	(1,455)	—

Amortization of restricted stock	—	—	—	—	195	—

Currency translation adjustments	—	—	—	—	—	(13,079)

Net income	—	—	—	38,033	—	—

Balance June 25, 2000	55,157	5,516	—	649,444	(1,260)	(31,262)

Purchase of stock	(1,436)	(144)	(1,020)	(15,410)	—	—

Issuance of restricted stock	104	10	1,020	—	(1,030)	—

Amortization of restricted stock	—	—	—	—	1,087	—

Currency translation adjustments	—	—	—	—	—	(21,734)

Net loss	—	—	—	(44,674)	—	—

Balance June 24, 2001	53,825	5,382	—	589,360	(1,203)	(52,996)

Purchase of stock	(2)	—	(16)	—	—	—

Options exercised	13	1	104	—	—	—

Issuance of restricted stock	15	2	132	—	(134)	—

Amortization of restricted stock	—	—	—	—	463	—

Currency translation adjustments	—	—	—	—	—	870

Net loss	—	—	—	(43,925)	—	—

Balance June 30, 2002	53,851	$5,385	$220	$545,435	$(874)	$(52,126)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total	Comprehensive
	Shareholders’	Income(Loss)
	Equity	Note 1

	(Amounts in thousands)

Balance June 27, 1999	$646,138	$48,624

Purchase of stock	(48,909)	—

Options exercised	14	—

Grantor’s trust tax benefit	681	—

Stock forfeited to satisfy income tax withholding	(635)	—

Issuance of restricted stock	—	—

Amortization of restricted stock	195	—

Currency translation adjustments	(13,079)	(13,079)

Net income	38,033	38,033

Balance June 25, 2000	622,438	24,954

Purchase of stock	(16,574)	—

Issuance of restricted stock	—	—

Amortization of restricted stock	1,087	—

Currency translation adjustments	(21,734)	(21,734)

Net loss	(44,674)	(44,674)

Balance June 24, 2001	540,543	(66,408)

Purchase of stock	(16)	—

Options exercised	105	—

Issuance of restricted stock	—	—

Amortization of restricted stock	463	—

Currency translation adjustments	870	870

Net loss	(43,925)	(43,925)

Balance June 30, 2002	$498,040	$(43,055)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Cash and cash equivalents at beginning of year	$6,634	$18,778	$44,433

Operating activities:

Net income (loss)	(43,925)	(44,674)	38,033

Adjustments to reconcile net income to net cash provided by operating activities:

Cumulative effect of accounting change (net of applicable income taxes)	37,851	—	—

Losses of unconsolidated equity affiliates, net of distributions	2,438	23,204	6,200

Depreciation	73,899	81,114	82,750

Amortization	4,823	9,035	7,778

Non-cash compensation, forgiveness of debt	1,175	—	—

Non-cash portion of non-recurring charges	—	43,478	—

Deferred income taxes	4,405	(1,554)	10,692

Provision for bad debts and quality claims	12,123	14,985	14,866

Other	2,940	72	2,135

Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:

Receivables	13,833	14,223	(39,257)

Inventories	9,899	17,221	(18,088)

Other current assets	(239)	1,214	(1,330)

Accounts payable and accrued expenses	(36,947)	3,285	27,118

Income taxes	7,386	(9,971)	(4,430)

Net cash provided by operating activities	89,661	151,632	126,467

Investing activities:

Capital expenditures	(10,401)	(42,337)	(58,609)

Acquisitions	—	(2,159)	(7,953)

Investments in unconsolidated equity affiliates	(11,191)	(15,537)	(16,069)

Return of capital from equity affiliates	—	25,743	—

Investment of foreign restricted assets	(3,062)	(6,770)	—

Proceeds from sale of capital assets	8,387	41,725	5,637

Other	(4,982)	(887)	(1,138)

Net cash used in investing activities	(21,249)	(222)	(78,132)

Financing activities:

Borrowing of long-term debt	674,838	355,009	72,342

Repayment of long-term debt	(728,214)	(492,450)	(81,589)

Issuance of Company stock	105	—	14

Purchase and retirement of Company stock	(16)	(16,574)	(48,909)

Distributions and advances to minority shareholders	—	(12,000)	(12,000)

Other	(2,377)	(375)	287

Net cash used in financing activities	(55,664)	(166,390)	(69,855)

Effect of exchange rate changes on cash and cash equivalents	(277)	2,836	(4,135)

Net increase (decrease) in cash and cash equivalents	12,471	(12,144)	(25,655)

Cash and cash equivalents at end of year	$19,105	$6,634	$18,778

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies and Financial Statement Information

      Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries. The portion of the income applicable to noncontrolling interests in the majority-owned operations is reflected as minority interests in the Consolidated Statements of Operations. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended three months or less prior to the dates of the Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated. Investments in 20 to 50% owned companies and partnerships where the Company is able to exercise significant influence, but not control, are accounted for by the equity method and, accordingly, consolidated income includes the Company’s share of the affiliates’ income or losses.

      Fiscal Year: The Company’s fiscal year is the fifty-two or fifty-three weeks ending the last Sunday in June. Fiscal year 2002 was comprised of fifty-three weeks and fiscal years 2001 and 2000 consisted of fifty-two weeks.

      Reclassification: The Company has reclassified the presentation of certain prior year information to conform with the current year presentation.

      Revenue Recognition: Revenues from sales are recognized at the time shipments are made and include amounts billed to customers for shipping and handling. Costs associated with shipping and handling are included in cost of sales in the Consolidated Statements of Operations.

      Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of shareholders’ equity and included in comprehensive income (loss). Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary’s functional currency) are included in other income or expense in the Consolidated Statements of Operations.

      Cash and Cash Equivalents: Cash equivalents are defined as short-term investments having an original maturity of three months or less.

      Receivables: Certain customer accounts receivable are factored without recourse. Factored accounts receivable at June 30, 2002, and June 24, 2001, were $36.6 million and $34.7 million, respectively. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers that are not factored. Reserves for yarn quality claims are based on historical experience and known pending claims. The collectibility of non-factored accounts receivable is based on a combination of factors including the aging of accounts receivable, write-off experience and the financial condition of specific customers. Accounts are written off when they are no longer deemed to be collectible. General reserves are established based on the percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The reserve for such losses was $10.7 million at June 30, 2002 and $9.9 million at June 24, 2001.

      Inventories: The Company utilizes the last-in, first-out (“LIFO”) method for valuing certain inventories representing 47.3% and 47.0% of all inventories at June 30, 2002, and June 24, 2001, respectively, and the first-in, first-out (“FIFO”) method for all other inventories. Inventory values computed by the LIFO method are lower than current market values. Inventories valued at current or replacement cost would have been approximately $1.1 million and $5.0 million in excess of the LIFO valuation at June 30, 2002, and June 24, 2001, respectively. The Company experienced LIFO liquidations in both the current year and the prior year resulting in the recognition of approximately $0.5 million and $0.4 million in pre-tax income for each fiscal year, respectively. The Company maintains reserves for inventories valued utilizing the FIFO method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO, the amount of existing LIFO reserves. Due to declining prices of raw materials over the past several years and lower inventory levels, the available LIFO reserve has been depleted significantly requiring that supplemental reserves be established. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The total inventory reserves on the Company’s books, including LIFO reserves, at June 30, 2002 and June 24, 2001 were $4.6 million and $5.8 million, respectively. The following table reflects the composition of the Company’s inventory as of June 30, 2002 and June 24, 2001:

	June 30, 2002	June 24, 2001

	(Amounts in thousands)

Raw materials and supplies	$52,531	$47,374

Work in process	12,103	12,527

Finished goods	47,209	64,533

	$111,843	$124,434

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years.

      Goodwill and Other Intangible Assets: Goodwill and other intangible assets at June 30, 2002 consist of acquisition related assets and other intangibles of $13.5 million and $1.2 million, respectively compared to $59.7 million and $3.4 million, respectively at June 24, 2001. See Footnote 15 “Consolidation and Cost Reduction Efforts” for further discussion on fiscal year 2001 activity that impacted goodwill and other intangible assets.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS 141) and No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after this date. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001. The Company adopted SFAS 141 on July 1, 2001.

      Prior to fiscal year 2002, acquisition related assets, principally goodwill, were amortized on the straight-line method over periods ranging between fifteen and thirty years. SFAS 142, which the Company early adopted on June 25, 2001, no longer permitted the amortization of goodwill and indefinite-lived intangible assets. Instead, SFAS 142 required that these assets be reviewed for impairment upon adoption and annually thereafter, unless specific circumstances indicate that a more timely review is warranted. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (SFAS 121). Determining fair value involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown. Amortization of goodwill included in investments in equity investees was also prohibited upon adoption of SFAS 142. However, equity method

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill will continue to be reviewed for impairment in accordance with APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.”

      Upon adoption of SFAS 142, the Company was required to review goodwill for impairment based on transitional testing guidance provided for in the standard. Based on the results of the analysis, the goodwill associated with our nylon reporting segment was deemed to be impaired and the Company recorded a charge of $46.3 million ($37.9 million or $(.71) per diluted share net of taxes) as a cumulative effect of accounting change. See Footnote 3 “Cumulative Effect of Accounting Change” for further discussion of this adjustment. The goodwill remaining on the Consolidated Balance Sheet at June 30, 2002 is associated with the Company’s polyester reporting segment and is deductible for tax purposes.

      The accumulated amortization as of June 30, 2002 and June 24, 2001 associated with goodwill that remains on the Company’s books at June 30, 2002 for which no amortization expense was recognized in fiscal year 2002 in accordance with SFAS 142 was $1.5 million as of both dates. The following table reconciles the reported net income (loss) for fiscal years 2001 and 2000 to what would have been reported absent amortization of goodwill:

	June 24, 2001	June 25, 2000

	(Amounts in thousands, except
	per share amounts)

Net income (loss) as reported	$(44,674)	$38,033

Add back: Goodwill amortization, net of tax	3,058	3,225

Adjusted net income (loss)	$(41,616)	$41,258

Diluted net income (loss) per share:

As reported	$(.83)	$.65

Adjusted for goodwill amortization add back	$(.77)	$.71

      Other intangible assets subject to amortization consisted primarily of non-compete agreements entered in connection with business combinations and are being amortized over the terms of the agreements, principally five years. There are no residual values related to these intangible assets. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all acquired intangible assets and make any necessary amortization period adjustments. The Company performed this analysis and, based on that assessment, no adjustments were required to be made to the amortization periods or to residual values of the Company’s existing intangible assets. These intangible assets will continue to be amortized over their remaining useful lives and reviewed for impairment in accordance with SFAS 121. The estimated annual amortization expense associated with the remaining intangibles is $1.0 million for fiscal year 2003 and $0.2 million for fiscal year 2004. Accumulated amortization at June 30, 2002, and June 24, 2001, for these intangible assets was $9.4 million and $7.2 million, respectively.

      Other Noncurrent Assets: Other noncurrent assets at June 30, 2002, and June 24, 2001, consist primarily of the cash surrender value of key executive life insurance policies ($9.6 million and $9.3 million); unamortized bond issue costs and debt origination fees ($6.0 million and $6.1 million); restricted cash investments in Brazil ($4.9 million and $4.4 million) and various notes receivable due from both affiliated and non-affiliated parties ($6.0 million and $5.0 million), respectively. Debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method. Accumulated amortization at June 30, 2002, and June 24, 2001, for unamortized debt origination costs at June 30, 2002 was $3.6 million and $2.8 million, respectively. In the current fiscal year and in fiscal year 2001, the Company refinanced certain debt agreements, which resulted in the origination of new debt fees and the write-off of previously unamortized fees associated with the refinanced debt. See Footnote 4 “Long-term Debt and Other Liabilities” for further discussion regarding these refinancing activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis conducted requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown.

      For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. See Recent Accounting Pronouncements in this footnote for new accounting guidance associated with long-lived assets held and used and held for disposal.

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

      Earnings (Losses) Per Share: The following table details the computation of basic and diluted earnings (losses) per share:

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Numerator:

Income (loss) before cumulative effect of accounting change	$(6,074)	$(44,674)	$38,033

Cumulative effect of accounting change	(37,851)	—	—

Net income (loss)	$(43,925)	$(44,674)	$38,033

Denominator:

Denominator for basic earnings (losses) per share — weighted average shares	53,730	53,868	58,488

Effect of dilutive securities:

Stock options	—	—	19

Restricted stock awards	2	—	4

Diluted potential common shares denominator for diluted earnings (losses) per share — adjusted weighted average shares and assumed conversions	53,732	53,868	58,511

      Stock-Based Compensation: With the adoption of SFAS 123, the Company elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the fair value-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based method under SFAS 123 been applied, compensation expense would have been recorded for the options outstanding in fiscal years 2002, 2001 and 2000 based on their respective vesting schedules.

      Net income (loss) in fiscal 2002, 2001 and 2000 on a proforma basis assuming SFAS 123 has been applied would have been as follows:

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands,
	except per share amounts)

Net income (loss) as reported	$(43,925)	$(44,674)	$38,033

Adjustment: Impact of stock options	(3,227)	(4,687)	(5,241)

Adjusted net income (loss)	$(47,152)	$(49,361)	$32,792

Diluted net income (loss) per share:

As reported	$(.82)	$(.83)	$.65

Adjusted for stock option expense	$(.88)	$(.92)	$.56

      The fair value and related compensation expense of the 2002, 2001 and 2000 options were calculated as of the issuance date using the Black-Scholes model with the following assumptions:

Options Granted	2002	2001	2000

Expected life (years)	8.9	10.0	10.0

Interest rate	4.35%	6.00%	6.00%

Volatility	41.8%	47.7%	49.5%

Dividend yield	—	—	—

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

      Recent Accounting Pronouncements: In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). SFAS 140 replaces Statement of Financial Accounting Standard No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 125). SFAS 140 revises the standards for accounting and for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125’s provisions. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. This standard is applied prospectively and was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adopting this standard had no material impact on consolidated financial position or results of operations of the Company.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS 141) and No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). See “Goodwill and Other Intangible Assets” above for further discussion of SFAS 141 and 142 and the impact on the Consolidated Financial Statements of adopting these standards in the Company’s fiscal year 2002.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143). This standard applies to all entities and addresses legal obligations associated with the retirement of tangible long-lived assets that result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adopting this standard had no material impact on consolidated financial position or results of operations of the Company.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), for the disposal of a segment of a business (as previously defined). SFAS 144 also amends ARB No. 51 “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of, which previously had been accounted for either under APB 30 or under SFAS 121. Specifically, SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which was provided for under APB 30. The new accounting framework under SFAS 144 is based on the guidance provided under SFAS 121 for assets to be disposed of by sale.

      In addition to establishing a single framework for long-lived assets to be disposed of, SFAS 144 resolves implementation issues related to SFAS 121. With respect to long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144, however, excludes goodwill from its scope and therefore eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets for impairment testing. In addition, SFAS 144 addresses situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or where a range is estimated for the amount of potential future cash flows. In such situations, SFAS 144 provides for a probability-weighted cash flow estimation approach. SFAS 144 also establishes a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities representing the unit of accounting for a long-lived asset to be held and used. For long-lived assets to be disposed of other than by sale (such as abandonment, exchange for a similar productive asset or distribution to owners in a spin-off), SFAS 144 requires that the assets be considered held and used until disposed of. In such cases, the depreciable life of the assets should be revised in accordance with APB Opinion No. 20 “Accounting Changes,” and, as an amendment to APB Opinion No. 29 “Accounting for Nonmonetary Transactions,” also requires that an impairment loss be recognized at the time a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying value of the assets exceeds its fair value. Finally, for long-lived assets to be disposed of by sale, SFAS 144 is to be used for all such long-lived assets whether previously held and used or recently acquired. SFAS 144 retains the requirement of SFAS 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to stop depreciation or amortization of the asset. Consequently, discontinued operations are no longer to be measured on a net realizable basis and future operating losses are no longer to be recognized before they occur. The presentation of discontinued operations in the income statement still follows the basic provisions of ABP 30 but is now broadened to include a component of an entity rather than a segment of a business. SFAS 144 provides implementation guidance to determine when a long-lived asset is held for sale and also provides guidance for situations in which the criteria for an asset to be considered held for sale are met after the balance sheet date but before issuance of the financial statements. In addition, SFAS 144 provides guidance for assets previously considered held for sale and subsequently reclassified as held and used.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. Adopting this standard had no material impact on consolidated financial position or results of operations of the Company.

      In December 2001 the American Institute of Certified Public Accountants Issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (SOP 01-6). Extending credit to customers that results in trade receivables is an activity covered by this guidance. The purpose of this SOP is to clarify that accounting and financial reporting practices should be the same for lending and financing activities regardless of the type of entity engaging in that activity. This SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet assessed the impact that this SOP will have on its results of operation or financial position but does not believe it will result in any material changes to existing practices.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145, among other changes, now requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in ABP Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In order to correct previously existing inconsistencies in accounting treatment for transactions with similar economic characteristics, SFAS 145 also requires that certain lease modifications that have economic characteristics similar to sales-leaseback transactions be accounted for as sales-leaseback transactions. SFAS 145 also addresses other various technical corrections that are not substantive in nature or have no effect on the Company. SFAS 145 was effective for financial statements issued on or after May 15, 2002. Adopting this standard had no impact on consolidated financial position or results of operations of the Company.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and established that fair value should be used for initial measurement of the liability. Under EITF 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. Under conclusions reached in SFAS 146, committing to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Consequently, the definition and requirements for recognition of exit costs in EITF 94-3 have been eliminated. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adopting this standard had no impact on consolidated financial position or results of operations of the Company.

      Use of Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Acquisitions, Alliances and Divestures

      On May 22, 2001, the Company assumed operating control of Glen Raven’s air jet texturing assets located in Altamahaw, North Carolina. The agreement between Glen Raven and the Company is structured as an operating lease whereby the air texturing equipment and manufacturing location will be leased from Glen Raven over a seven-year term. The Glen Raven employees at the Altamahaw plant became Unifi employees.

      On June 22, 2001, the Company completed the sale of the assets of its wholly owned subsidiary, Unifi Technical Fabrics, LLC, to Avgol Nonwovens Industries of Holon, Israel. There were substantially no sales or other operating activities associated with these assets prior to the date of sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2001, the consulting operations of the Company’s majority-owned subsidiary, UTG were sold to Camstar Technology Group, Inc. UTG was formed in fiscal year 1999 to provide consulting services focused on integrated manufacturing, factory automation and electronic commerce solutions to other domestic manufacturers. Effective June 1, 1999, UTG acquired the assets of Cimtec, Inc. (“Cimtec”), a manufacturing automation solutions provider, for $10.5 million. The remaining UTG operations, conducting business under the name Cimtec Automation, Inc. after the sale of the consulting operation, was sold in January 2002. These operations were originally acquired on June 1, 1999 as part of the Cimtec business and involved the sale and repair of certain computer hardware.

      The combined sales proceeds from the divestures described in the preceding two paragraphs totaled approximately $39.4 million.

      Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The Alliance is intended to optimize Unifi’s and DuPont’s partially oriented yarn (POY) manufacturing facilities, increase manufacturing efficiency and improve product quality. Under the terms of the Alliance Agreements, DuPont and Unifi will cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and optimizing production efficiencies by manufacturing commodity yarns for the Alliance in DuPont’s Kinston, North Carolina plant and high-end specialty yarns in Yadkinville. The companies will split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies will collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations will be split equally. DuPont and Unifi will continue to own and operate their respective sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace and will use DuPont technology to expand the specialty product range at each company’s sites. Unifi will continue to provide textured yarn to the marketplace.

      At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business, with a rated production capacity of approximately 412 million pounds annually, for a price based on a mutually agreed fair market value within a range of $300 to $600 million, subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s U.S. POY facility, with a rated production capacity of approximately 185 million pounds annually, for a price based on a mutually agreed fair market value within a range of $125 million to $175 million. See Footnote 16 “Alliance Plant Closure Costs” and Footnote 17 “Commitments and Contingencies” for additional information involving the Alliance.

      On March 8, 2000, the Company acquired Intex Yarns Limited (Intex) located in Manchester, England for approximately $8.0 million plus assumed debt. This acquisition added high quality, package-dyeing capabilities in Europe and complements the Company’s yarn production facility in Letterkenny, Ireland.

      The Glen Raven, Intex and Cimtec acquisitions were all accounted for by the purchase method of accounting and accordingly, the net assets and operations have been included in the Company’s Consolidated Financial Statements beginning on the date the acquisition was consummated. The transactions are not considered significant to the Company’s consolidated net assets or results of operations.

3.	Cumulative Effect of Accounting Change

      In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which prohibits companies from amortizing goodwill and other indefinite-lived intangible assets and, alternatively, requires them to review the assets for impairment annually or more frequently under certain conditions. The Company adopted SFAS 142 on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 25, 2001. In accordance with the transition provisions of this standard, the Company concluded step one of the transitional goodwill impairment test for all of the reporting units of the Company in the second quarter of fiscal year 2002. The results of this phase of the transition testing indicated that the goodwill associated with the nylon business segment might have been impaired. As required by the transitional impairment test provisions, the Company determined whether an impairment loss existed and how much, if any, of the loss was to be recognized. Based upon the results of concluding this step of the transition testing in the fourth quarter of fiscal 2002, all of the goodwill associated with the nylon segment was deemed to be impaired and was subsequently written off. In accordance with the provisions of SFAS 142, any impairment losses recognized upon initial adoption of this standard were required to be written-off as a cumulative effect of a change in accounting principle effective as of the beginning of the fiscal year in which the standard was adopted. Consequently, the Company wrote off the unamortized balance of the goodwill associated with the nylon business segment as of June 25, 2001, of $46.3 million ($37.9 million after tax) or $.71 per diluted share as a cumulative effect of an accounting change.

4.	Long-Term Debt and Other Liabilities

      A summary of long-term debt follows:

	June 30, 2002	June 24, 2001

	(Amounts in thousands)

Bonds payable	$248,860	$248,651

Revolving credit facility dated December 7, 2001	23,000	—

Revolving credit facility dated December 20, 2000	—	6,500

Accounts receivable securitization	—	70,085

Sale-leaseback obligation	3,046	3,020

Other obligations	13,643	16,894

Total debt	288,549	345,150

Current maturities	8,282	85,962

Total long-term debt and other liabilities	$280,267	$259,188

      On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the “Notes”) which bear a coupon rate of 6.50% and mature in 2008. The estimated fair value of the Notes, based on quoted market prices, at June 30, 2002, and June 24, 2001, was approximately $200.0 million and $195.0 million, respectively.

      On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility, as amended, and its $100 million accounts receivable securitization, which were entered into on December 20, 2000, with a new five-year $150 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of June 30, 2002, the Company had outstanding borrowings of $23.0 million and availability of $116.7 million under the terms of the Credit Agreement.

      Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option through February 28, 2003. Effective March 1, 2003, borrowing under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. On borrowings outstanding at June 30, 2002, the interest rate was 4.34%. The weighted average interest rate on borrowings under the Credit Agreement for the period December 7, 2001 through June 30, 2002 was 4.46%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.9 million, which are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized over the term of the Credit Agreement. In addition, $0.5 million of unamortized fees related to the previously outstanding debt facilities were charged to operations in the second quarter of fiscal year 2002.

      The Credit Agreement contains customary covenants for asset based loans that restrict future borrowings and capital spending. In addition, if borrowing capacity is less than $25.0 million at any time during the quarter, covenants include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At June 30, 2002, the Company was in compliance with all covenants under the Credit Agreement.

      Effective December 20, 2000, the Company refinanced a $400 million credit facility dated April 15, 1996, that was scheduled to mature April 15, 2001, with a new unsecured three year $250 million revolving bank credit facility. Additionally, the Company entered into a $100 million trade receivables financing agreement (the “Receivables Agreement”) that was secured by its domestic and certain foreign accounts receivable. The Receivables Agreement did not have a stated maturity but was terminable at the option of the Company with a five-day written notice. Outstanding borrowing of $70.1 million at June 24, 2001 under the Receivables Agreement were classified as a current maturity of long-term debt, pending renegotiation or refinancing of the December 20, 2000 revolving credit facility discussed in the following paragraph. Interest on loans under the December 20, 2000 credit facility was charged at LIBOR plus .825% and interest on advances under the receivables financing agreement was charged at the applicable commercial paper rate plus .30%. The weighted average interest rates for the borrowings made from the revolver and the accounts receivable securitization for the period of time they were outstanding in fiscal year 2002 prior to refinancing were 4.94% and 3.14%, respectively. The weighted average interest rates for the revolver and securitization from December 20, 2000 through June 24, 2001 were 6.60% and 5.92%, respectively. The weighted average interest rate for the $400 million revolving credit facility for the period of time this debt was outstanding in fiscal year 2001 was 6.91%.

      The loans under the December 20, 2000 revolving credit facility included financial covenants that required, at June 24, 2001, tangible net worth of $396.1 million, a maximum leverage ratio of 3.25 and a minimum interest coverage ratio of 2.50. The Company was in default of the interest coverage covenant of the new revolving credit facility at June 24, 2001. As a result, the Company obtained a waiver through October 31, 2001, which reduced the facility from $250 million to $150 million and raised the effective interest rate approximately 2.0%. The outstanding balance of the revolving credit facility of $6.5 million at June 24, 2001 was classified as a current maturity of long-term debt.

      On May 20, 1997, the Company entered into a sales-leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. On June 30, 1997, the Company entered into a Contribution Agreement associated with the formation of Parkdale America, LLC (see Footnote 11 “Investment in Unconsolidated Affiliates” for further discussion). As a part of the Contribution Agreement, ownership of a significant portion of the assets financed under the sales-leaseback agreement and the related debt ($23.5 million) were assumed by the LLC. Payments for the remaining balance of the sales-leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next five years are approximately $277 thousand. The interest rate implicit in the agreement is 7.84%.

      Other obligations consist primarily of acquisition-related liabilities and advances from the Brazilian government. These obligations mature $8.2 million in fiscal year 2003 and $5.4 million in fiscal year 2004.

      Interest capitalized during fiscal 2002 and 2001 was $0.2 million and $2.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

      The provision for income taxes for fiscal 2002, 2001 and 2000 consists of the following:

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Currently payable (recoverable):

Federal	$(6,290)	$(6,005)	$6,629

State	330	666	1,682

Foreign	747	108	(225)

Total current	(5,213)	(5,231)	8,086

Deferred:

Federal	3,395	(4,239)	9,772

State	(274)	(1,325)	(261)

Foreign	—	(803)	78

Total deferred	3,121	(6,367)	9,589

Income taxes (benefit) before cumulative effect of accounting change (2002)	$(2,092)	$(11,598)	$17,675

      Income taxes/(benefit) were (25.6%), (20.6%) and 31.7% of pretax earnings/(losses) in fiscal 2002, 2001 and 2000, respectively. A reconciliation of the provision for income taxes/(benefits) (before the cumulative effect of accounting change in 2002) with the amounts obtained by applying the federal statutory tax rate is as follows:

	June 30, 2002	June 24, 2001	June 25, 2000

Federal statutory tax rate	(35.0% )	(35.0% )	35.0%

State income taxes net of federal tax benefit	1.4	(0.5)	3.7

State tax credits net of federal tax benefit	(1.8)	(0.4)	(2.1)

Foreign taxes less than domestic rate	(11.4)	—	—

Foreign tax benefit of losses less than domestic rate	15.5	16.8	2.5

Extraterritorial income exclusion	(1.0)	(0.8)	(1.1)

Research and experimentation credit	(0.6)	(0.1)	(0.1)

Reversal of tax reserves	—	—	(7.4)

Nondeductible expenses and other	7.3	(0.6)	1.2

Effective tax rate	(25.6% )	(20.6% )	31.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2002, and June 24, 2001, were as follows:

	June 30, 2002	June 24, 2001

	(Amounts in thousands)

Deferred tax liabilities:

Property, plant and equipment	$99,404	$100,676

Investments in equity affiliates	16,736	19,297

Other	1,392	1,021

Total deferred tax liabilities	117,532	120,994

Deferred tax assets:

Accrued liabilities and valuation reserves	8,715	15,397

State tax credits	16,651	16,608

Other items	7,454	8,682

Total deferred tax assets	32,820	40,687

Net deferred tax liabilities	$84,712	$80,307

6.	Common Stock, Stock Option Plans and Restricted Stock

      Common shares authorized were 500 million in 2002 and 2001. Common shares outstanding at June 30, 2002, and June 24, 2001, were 53,851,576 and 53,825,533, respectively.

      On October 21, 1999, the shareholders of the Company approved the 1999 Unifi, Inc. Long-Term Incentive Plan (“ 1999 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. The 2,113,652, 230,805 and 1,975,570 incentive stock options granted in fiscal 2002, 2001 and 2000, respectively were all from the 1999 Long-Term Incentive Plan. In addition to the 3,479,176 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 582,895 common shares reserved and previous NQSO plans with 645,675 common shares reserved at June 30, 2002. No additional options will be issued under any previous ISO or NQSO plan. The stock option activity for 2002, 2001 and 2000 of all three plans were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	ISO		NQSO

	Options	Weighted	Options	Weighted
	Outstanding	Avg. $/Share	Outstanding	Avg. $/Share

Fiscal 2000:

Shares under option — beginning of year	846,357	$22.15	1,576,007	$25.29

Granted	1,975,570	11.90	—	—

Exercised	(833)	16.31	—	—

Canceled	(16,500)	22.73	(346,832)	24.74

Shares under option — end of year	2,804,594	$14.93	1,229,175	$25.44

Fiscal 2001:

Granted	230,805	$9.11	—	$—

Canceled	(177,477)	17.32	(40,000)	29.24

Shares under option — end of year	2,857,922	$14.31	1,189,175	$25.31

Fiscal 2002:

Granted	2,113,652	$7.60	—	$—

Exercised	(12,704)	8.27	—	—

Canceled	(896,799)	13.33	(543,500)	25.99

Shares under option — end of year	4,062,071	$11.05	645,675	$24.74

	Fiscal 2002	Fiscal 2001	Fiscal 2000

ISO:

Exercisable shares under option — end of year	1,644,249	1,609,931	829,024

Option price range	$7.33-$25.38	$11.19-$25.38	$10.19-$25.38

Weighted average exercise price for options exercisable	$13.91	$16.46	$22.14

Weighted average remaining life of shares under option	7.9	7.4	4.7

Fair value of options granted	$3.46	$5.59	$7.58

NQSO:

Exercisable shares under option — end of year	645,675	1,189,175	1,229,175

Option price range	$16.31-$31.00	$16.31-$31.00	$16.31-$31.00

Weighted average exercise price for options exercisable	$24.74	$25.31	$25.44

Weighted average remaining life of shares under option	4.0	4.1	5.1

Fair value of options granted	$—	$—	$—

      Of the 2,113,652 options granted in fiscal 2002, 1,320,000 of these options were issued with one-third of the options vesting immediately and the remaining two-thirds vesting equally on each of the next two anniversary dates. Of the remaining options granted in fiscal 2002, 560,000 were issued with one-sixth of the options vesting immediately and the remaining five-sixths vesting in equal installments over the next five years. The remaining 233,652 options granted in fiscal 2002 and all of the options granted in fiscal 2001 and 2000 vest in annual increments over five years from the grant date.

      During fiscal years 2002, 2001 and 2000, the Company issued 15,000, 104,366 shares and 123,000 shares, respectively of restricted stock to certain employees under the 1999 Long-Term Incentive Plan. The stock issued vests in equal annual increments ranging from two to five years from the grant dates. Compensation expense is recognized over the vesting terms of the shares based on the fair market value at the date of grant or immediately upon employee termination if vesting is accelerated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Retirement Plans

      Effective July 1, 2001, the Company began matching employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “Plan”), an existing 401(k) defined contribution plan, which covers eligible salaried and hourly employees. The Company did not match employee contributions made to the Plan prior to fiscal year 2002. Under the terms of the Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. For fiscal year ended June 30, 2002, the Company incurred $3.0 million of expense for its obligation under the matching provisions of the Plan.

      Prior to fiscal year 2002, the Company maintained a qualified profit-sharing plan, which provided benefits for eligible salaried and hourly employees. Effective December 31, 2001, the Company terminated the profit sharing plan. All unvested employee accounts were vested upon the termination of the plan and were allowed to be rolled-over to the Unifi, Inc. Retirement Savings Plan (the “Plan”). The annual contribution to the profit sharing plan in fiscal years 2001 and 2000, which was determined at the discretion of the Board of Directors, amounted to $5.0 million and $11.0 million, respectively. The Company previously leased its corporate office building from the profit-sharing plan through an independent trustee. Effective with the termination of the profit sharing plan, the corporate office building was contributed to the Plan. The Company leased its corporate office building from the Plan at fair market value rental rates until August 30, 2002, at which time it bought the building from the Plan at a fair market value price as determined by independent appraisal.

8.	Leases and Commitments

      In addition to the direct financing sales-leaseback obligation described in Footnote 4 “Long-term Debt and Other Liabilities,” the Company is obligated under operating leases consisting primarily of real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 30, 2002, are $5.2 million in 2003, $3.5 million in 2004, $3.2 million in 2005, $2.2 million in 2006, $1.4 million in 2007 and $1.3 million in aggregate thereafter. Rental expense was $8.2 million, $7.9 million and $8.5 million for the fiscal years 2002, 2001 and 2000, respectively. The Company had not committed for any significant capital expenditures at June 30, 2002 but expects to spend approximately $26.0 million for capital expenditures during fiscal year 2003.

9.	Business Segments, Foreign Operations and Concentrations of Credit Risk

      The Company and its subsidiaries are engaged predominantly in the processing of yarns by texturing of synthetic filament polyester and nylon fiber with sales domestically and internationally, mostly to knitters and weavers for the apparel, industrial, hosiery, home furnishing, automotive upholstery and other end-use markets. Additionally, during fiscal 1999, the Company formed a limited liability company to provide integrated manufacturing, factory automation and electronic commerce solutions to other domestic manufacturers. Effective March 2001, UTG was accounted for as an asset held for sale and did not have any sales or operating income for UTG for the 2002 fiscal year. UTG comprises the majority of the amounts included in the “All Other” column for fiscal years 2001 and 2000. The consulting portion of this business, which represented the majority of this entity’s operations, was sold at the end of fiscal year 2001. The operation that remained at the end of fiscal year 2001, which consisted of computer hardware sales and servicing, conducted business under the name Cimtec Automation, Inc. and was sold by the Company in January 2002. See Footnote 2 “Acquisitions, Alliances and Divestures” for further information regarding these transactions. The Company also maintains investments in several minority-owned and jointly owned affiliates. See Footnote 11 “Investment in Unconsolidated Affiliates” for further discussion of these equity affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with Statement of Financial Accounting Standards No. 131, segmented financial information of the polyester and nylon operating segments, as regularly reported to management for the purpose of assessing performance and allocating resources, is detailed below.

			All
	Polyester	Nylon	Other	Total

	(Amounts in thousands)

Fiscal 2002:

Net sales to external customers	$662,730	$251,986	$—	$914,716

Intersegment net sales	40	—	—	40

Depreciation and amortization	51,517	19,020	—	70,537

Segment operating income	19,757	4,757	—	24,514

Total assets	557,097	219,186	—	776,282

Fiscal 2001:

Net sales to external customers	$791,169	$315,114	$24,106	$1,130,389

Intersegment net sales	63	—	9,164	9,227

Depreciation and amortization	57,159	22,616	1,048	80,823

Segment operating income (loss)	28,430	7,392	(1,859)	33,963

Total assets	608,594	292,369	5,076	906,039

Fiscal 2000:

Net sales to external customers	$861,842	$409,433	$20,160	$1,291,435

Intersegment net sales	23	408	11,757	12,188

Depreciation and amortization	59,435	22,001	767	82,203

Segment operating income	66,572	40,999	941	108,512

Total assets	695,675	358,205	17,721	1,071,601

      Net sales to external customers for fiscal year 2001 does not include $768 thousand of net sales associated with the Company’s wholly owned subsidiary, Unifi Technical Fabrics, LLC (“UTF”), a non-woven start-up operation. This operation was substantially manufacturing and selling off-quality product during its ramp-up phase and had not yet been classified internally as a separate operational segment for purposes of management evaluation. On June 22, 2001, the Company sold UTF to Avgol Nonwovens Industries of Holon, Israel. See Footnote 2 “Acquisitions, Alliances and Divestures” for further information regarding this transaction.

      For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of goods sold and certain allocated indirect manufacturing and selling, general and administrative expenses. Those indirect manufacturing and selling, general and administrative costs charged to the operating segments are allocated based on activity drivers relevant to the respective costs. The primary differences between the financial information of the operating segments, as reported to management, and the Company’s consolidated reporting relates to fiber costing, certain unallocated manufacturing and selling, general and administrative expenses, the provision for bad debts and capitalization of property, plant and equipment costs. Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out method (see Footnote 1 “Accounting Polices and Financial Statement Information”), an adjustment is made at the corporate level to record the difference between standard cost and LIFO. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

      The change in the polyester segment total assets between fiscal year end 2001 and 2002 reflects reduced current assets of $8.3 million and lower fixed assets of $44.9 million. The current asset reduction resulted from decreased accounts receivables and inventories offset, in part, by higher cash balances at foreign locations. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed asset reduction is primarily associated with current year depreciation. The change in the nylon segment total assets for this period is a result of lower working capital of $2.6 million, decreased property and equipment of $24.3 million and lower noncurrent assets of $46.3 million. The reduction in property and equipment is primarily associated with current year depreciation and the sale and write-down to net realizable value of excess real estate. The reduction in noncurrent assets relates to the write-off of goodwill during the current year. See “Goodwill and Other Intangibles” under Footnote 1 “Accounting Policies and Financial Statement Information” and Footnote 3 “Cumulative Effect of Accounting Change” for further discussion regarding the goodwill adjustment. The change in total assets for the “All Other” segment reflects the sale of the remaining component of UTG during the fiscal year.

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Depreciation and amortization:

Depreciation and amortization of specific reportable segment assets	$70,537	$80,823	$82,203

Depreciation of unallocated assets	5,881	7,271	7,146

Amortization of unallocated assets and deferred compensation	2,304	2,055	1,179

Consolidated depreciation and amortization	$78,722	$90,149	$90,528

Operating income (loss):

Reportable segments operating income	$24,514	$33,963	$108,512

Unallocated start-up operating losses	—	2,078	—

Net standard cost (income) expense adjustment to LIFO	(2,750)	(2,781)	4,444

Unallocated manufacturing (income) expense	70	339	(1,440)

Unallocated selling, general, and administrative expense	3,735	—	—

Provision for bad debts	6,285	8,202	8,694

Interest expense	22,956	30,123	30,294

Interest income	(2,559)	(2,549)	(2,772)

Other (income) expense	3,239	8,077	1,052

Equity in (earnings) losses of unconsolidated affiliates	1,704	(2,930)	2,989

Minority interests	—	2,590	9,543

Alliance plant closure costs	—	15,000	—

Asset impairments and write downs	—	24,541	—

Employee severance and related charges	—	7,545	—

Income (loss) before income taxes and cumulative effect of accounting change	$(8,166)	$(56,272)	$55,708

Total assets:

Reportable segments total assets	$776,282	$906,039	$1,071,601

Corporate current assets, net of LIFO reserve	16,855	24,720	16,254

Unallocated corporate fixed assets	12,818	16,603	44,159

Other non-current corporate assets	41,430	42,226	38,522

Investments in equity affiliates	176,056	167,286	208,918

Intersegment notes and receivables	(19,744)	(19,555)	(24,690)

Consolidated assets	$1,003,697	$1,137,319	$1,354,764

      The Company’s domestic operations serve customers principally located in the southeastern United States as well as international customers located primarily in Canada, Mexico and Israel and various countries in Europe, Central America, South America and South Africa. Export sales from our U.S. operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregated $108.2 million in 2002, $143.4 million in 2001 and, $182.8 million in 2000. During fiscal 2002, 2001 and 2000 the Company did not have sales to any one customer in excess of 10% of consolidated revenues. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers, dispersion across different end-uses and geographic regions and its factoring arrangements. See “Customers” in Part I of this Annual Report on Form 10-K for further discussion of reliance on significant customers.

      The Company’s foreign operations primarily consist of manufacturing operations in Ireland, England, Brazil and, for fiscal years 2001 and 2000, Colombia. Net sales, pre-tax operating income and total assets of the Company’s foreign and domestic operations are as follows:

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Foreign operations:

Net sales	$165,424	$190,763	$182,326

Pre-tax income (loss)	1,173	(28,430)	(4,456)

Total assets	159,631	160,190	193,746

Domestic operations:

Net sales	$749,292	$940,394	$1,109,109

Pre-tax income (loss)	(9,339)	(27,842)	60,164

Total assets	844,066	977,129	1,161,018

10. Derivative Financial Instruments and Fair Value of Financial Instruments

      Effective June 26, 2000, the Company began accounting for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires all derivatives to be recorded on the balance sheet at fair value. There was no cumulative effect adjustment of adopting this accounting standard. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

      The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European and North American currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions.

      Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In fiscal year 2001, the Company recorded and subsequently wrote off approximately $4.7 million of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts entered into for anticipated purchase commitments were subsequently unwound by entering into sales contracts with identical remaining maturities and contract values. These purchase and sales contracts continued to be marked to market with offsetting gain and losses until they matured. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 2002 and June 2003, respectively.

      The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Foreign currency purchase contracts:

Notional amount	$3,011	$14,400	$49,343

Fair value	3,114	12,439	46,760

Net (gain) loss	$(103)	$1,961	$2,583

Foreign currency sales contracts:

Notional amount	$17,256	$28,820	$26,303

Fair value	16,769	29,369	26,474

Net (gain) loss	$(487)	$549	$171

      For the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000, the total impact of foreign currency related items on the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, were pre-tax losses of $0.3 million, $9.5 million and $1.8 million, respectively.

      The Company uses the following methods in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents, trade receivables and trade payables — The carrying amounts approximate fair value because of the short maturity of these instruments.

      Long-term debt — The fair value of the Company’s borrowings is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (see Footnote 4 “Long-Term Debt and Other Liabilities”).

      Foreign currency contracts — The fair value is based on quotes obtained from brokers or reference to publicly available market information.

11.	Investment in Unconsolidated Affiliates

      On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS incorporated the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased when the venture was formulated. Solutia exited the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility started initial production in January 2002 and operated in a start up mode through the end of the current fiscal year. It is anticipated that the facility will be substantially on line by the end of the first quarter of fiscal 2003 and in full production by the end of the second fiscal quarter of fiscal 2003. Unifi will manage the day-to-day production and shipping of the LDI and SANS Fibres will handle technical support and sales. Sales from this entity are expected to be primarily to customers in the NAFTA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and CBI markets. Annual LDI production capacity from the joint venture is estimated to be approximately 9.6 million pounds.

      On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. (U.N.F.). The joint venture produces approximately 25.0 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY production is utilized in the Company’s nylon texturing and covering operations.

      In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC (the “LLC”) and a 16.1% interest in Micell Technologies Inc.

      Condensed balance sheet and income statement information of the combined unconsolidated equity affiliates as of and for the twelve-month periods ended June 30, 2002, June 24, 2001, and June 25, 2000 are as follows:

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Current assets	$214,166	$258,679	$223,068

Noncurrent assets	212,501	216,760	234,093

Current liabilities	33,256	145,963	37,632

Shareholders’ equity and capital accounts	313,862	294,411	398,113

Net sales	$460,987	$493,012	$507,950

Gross profit	31,329	27,229	33,524

Income from operations	8,903	4,224	988

Net income	(1,508)	6,642	2,453

      UNIFI-SANS and the LLC are organized as partnerships for U.S. tax purposes. Taxable income is passed through UNIFI-SANS and the LLC to the members in accordance with the Operating Agreements of UNIFI-SANS and the LLC. For the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000, distributions received by the Company from the LLC amounted to $0.9 million, $51.9 million and $3.2 million, respectively. Included in the above net sales amount for the June 30, 2002 fiscal year and for the approximate 12 week period ended June 24, 2001 are sales to Unifi of approximately $29.5 million and $12.5 million, respectively. These amounts represent sales of nylon POY from U.N.F. for use in the production of textured nylon yarn in the ordinary course of business.

12.	Supplemental Cash Flow Information

      Supplemental cash flow information is summarized below:

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Cash payments (receipts) for:

Interest	$23,462	$28,362	$28,978

Income taxes, net of refunds	(13,909)	1,392	9,315

13.	Minority Interest

      Effective May 29, 1998, the Company formed Unifi Textured Polyester, LLC (UTP) with Burlington Industries, Inc. (“Burlington”) to manufacture and market natural textured polyester yarns. The Company has an 85.42% interest in UTP and Burlington has 14.58%. For the first five years, Burlington is entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. Subsequent to this five-year period, earnings and cash flows are to be allocated based on ownership percentages. UTP’s assets, liabilities and earnings are consolidated with those of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company and Burlington’s interest in the UTP is included in the Company’s financial statements as minority interest. Minority interest for Burlington’s share of UTP in fiscal 2002, 2001 and 2000 were $0, $3.0 million and $9.4 million, respectively.

14.	Fiscal Year 1999 Early Retirement and Termination Charge

      During the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments for most severance being paid over the next three years. In the fourth quarter of fiscal 2001, an additional charge of $1.6 million was recorded for the estimated increase in the present value of future health and dental costs associated with these terminated employees (see Footnote 15 “Consolidation and Cost Reduction Efforts”). A similar charge of $0.2 million was recorded in fiscal year 2002. In addition, an adjustment was recorded in fiscal year 2002 to replenish the reserve for the difference between the actual cash payments and the present value of the liability originally recorded, which represented interest expense. At June 30, 2002, a reserve of $4.1 million remained on the Consolidated Balance Sheet that is expected to equal the present value of future cash payments for remaining severance and medical and dental expenses associated with these terminated employees. The table below summarizes the activity associated with this charge for fiscal years June 30, 2002, June 24, 2001 and June 25, 2001:

	June 30, 2002	June 24, 2001	June 25, 2000

	(Amounts in thousands)

Balance at beginning of fiscal year	$5,636	$7,439	$10,962

Change in estimate for original charges	187	1,659	—

Present value adjustment	386	—	—

Cash payments	(2,143)	(3,462)	(3,523)

Balance at end of fiscal year	$4,066	$5,636	$7,439

15.	Consolidation and Cost Reduction Efforts

      In fiscal year 2001, the Company recorded charges of $7.6 million for severance and employee related costs and $24.5 million for asset impairments and write-downs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, the reorganization of administrative functions and the write down of assets for certain operations determined to be impaired as well as certain non-core businesses that are being held for sale. The plant closing and consolidations of the manufacturing and distribution systems were aimed at improving the overall efficiency and effectiveness of our operations and reducing our fixed cost structure in response to decreased sales volumes.

      The severance and other employee related costs provide for the termination of approximately 750 people who were terminated as a result of these worldwide initiatives and included management, production workers and administrative support located in Ireland, England and in the United States. Notice of the termination was made to all employees prior to March 24, 2001 and substantially all affected personnel were terminated by the end of April 2001. Severance payments have been made in accordance with various plan terms, which varied from lump sum to a payout over a maximum of 21 months ending December 2002. Additionally, this charge included costs associated with changes in estimates for medical and dental benefits for former employees involved in the fiscal year 1999 early retirement and termination charge, discussed in Footnote 14 “Fiscal Year 1999 Early Retirement and Termination Charge,” who are no longer providing services to the Company and provisions for certain consultant agreements for which no future benefit was anticipated.

      The charge for impairment and other write down of assets includes $18.6 million for the write down of duplicate or less efficient property, plant and equipment to their fair value less disposal cost and the write down

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of certain non-core assets which were held for sale. All of the non-core assets held for sale included in this charge were disposed of by January 2002. Additionally, an impairment charge of $5.9 million was recorded for the write down to fair value of assets, primarily goodwill, associated with the European polyester dyed yarn operation and Colombian nylon covering operation as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. These reviews were prompted by ongoing excess manufacturing capacity issues. Run-out expenses related to the consolidation and closing of the affected operations, including equipment relocation and other costs associated with necessary ongoing plant maintenance expenses, were charged to operations as incurred and were substantially completed by the end of fiscal 2001.

      During the second and fourth quarters of fiscal 2002, the Company recorded a $0.6 million charge and a $0.8 million charge, respectively, for severance costs associated with the further consolidation and reduction of selling, general and administrative expenses.

      The table below summarizes the employee severance portion of the consolidation and cost reduction charge, the amounts paid and the accrued balance as of June 30, 2002 and June 24, 2001:

	June 30, 2002	June 24, 2001

	(Amounts in thousands)

Balance at beginning of fiscal year	$2,338	$—

Original charges	—	7,753

Change in estimate for original charges	—	(209)

Adjustment for change in estimate for medical and dental expenses associated with 1999 provision (see Footnote 14)	—	(1,659)

Additional charges — fiscal year 2002	1,454	—

Cash payments	(2,519)	(3,547)

Balance at end of fiscal year	$1,273	$2,338

      Substantially all costs other than severance associated with the consolidation and cost reduction efforts were non-cash.

16.	Alliance Plant Closure Costs

      In the fourth quarter of fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represents 50% of the severance and dismantlement cost of closing this plant. The Cape Fear plant produced polyester POY and was one of two DuPont facilities involved in the Alliance further discussed in Footnote 2 “Acquisitions, Alliances and Divestures.” Payments for this obligation are expected to be made over the eighteen-month period commencing July 2001 and ending December 2002. This obligation is included in accrued liabilities on the Consolidated Balance Sheets. The table below summarizes the activity associated with this charge for fiscal years June 30, 2002 and June 24, 2001:

	June 30, 2002	June 24, 2001

	(Amounts in thousands)

Balance at beginning of fiscal year	$15,000	$—

Original charges	—	15,000

Change in estimate for original charges	—	—

Cash payments	(8,368)	—

Balance at end of fiscal year	$6,632	$15,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies

      As further described in Footnote 2 “Acquisitions, Alliances and Divestitures,” effective June 1, 2000, the Company and DuPont initiated a manufacturing alliance. In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. As further discussed in Part I, Item 3. “Legal Proceedings,” DuPont has filed a Demand for and Notice of Arbitration and Unifi has responded with an Answer and Counterclaim. DuPont and Unifi are presently in the discovery phase of arbitration with the arbitration hearing scheduled for November 2002. DuPont is seeking damages, that, based on the claims made to date, could amount to approximately $23.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company is in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300 million to $600 million, as set forth in the Alliance Agreements. The Company continues to deny DuPont’s allegations and intends to vigorously defend against DuPont’s claims and pursue its counterclaims. However, the outcomes of these claims are uncertain at this time and the Company is not making any assurances to the outcome thereof. However, the ultimate resolution of these matters could be material to Unifi’s financial position, results of operations and cash flows.

18.	Quarterly Results (Unaudited)

      Quarterly financial data for the years ended June 30, 2002 and June 24, 2001 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Amounts in thousands, except per share data)
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
2001:
Net sales	$319,163	$299,143	$255,223	$257,628

Gross profit	37,660	28,040	15,975	15,438

Net income (loss)	2,883	(3,428)	(28,548)	(15,581)

Earnings (losses) per share (basic)	.05	(.06)	(.53)	(.29)

Earnings (losses) per share (diluted)	.05	(.06)	(.53)	(.29)

	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)
2002:
Net sales	$223,026	$221,655	$213,501	$256,534

Gross profit	22,238	15,497	14,767	22,050

Income (loss) before cumulative effect of accounting change	2,666	(3,515)	(3,581)	(1,644)

Cumulative effect of accounting change	(37,851)	—	—	—

Net loss	(35,185)	(3,515)	(3,581)	(1,644)

Earnings (losses) per share (diluted) before cumulative effect of accounting change	.05	(.07)	(.07)	(.03)

Net loss per share (diluted)	(.66)	(.07)	(.07)	(.03)

      Consistent with the prior year’s Annual Report on Form 10-K, net sales for the first quarter of fiscal year 2001 were reclassified to conform with the presentation for the second, third and fourth quarters of that year. Net sales for all quarters presented in fiscal year 2001 reflect the reclassification of freight expense from net sales into cost of sales.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has not changed accountants nor are there any disagreements with its accountants, Ernst & Young LLP, on accounting and financial disclosure that should be reported pursuant to Item 304 of Regulation S-K.

PART III

Item 10.     Directors and Executive Officers of Registrant and Compliance with Section 16(a) of The Exchange Act

      (a) Directors of Registrant: The information included under the headings “Election of Directors”, “Nominees for Election as Directors”, “Election of Class 2 Directors”, “Beneficial Ownership of Common Stock By Directors and Executive Officers”, “Directors’ Compensation”, “Committees of the Board of Directors”, and compliance with Section 16(a) of The Securities and Exchange Act, beginning on Page 3 and ending on Page 7 and beginning on page 15 and ending on page 16 of the definitive proxy statement filed with the Commission since the close of the Registrant’s fiscal year ended June 30, 2002, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

      (b) Identification of Executive Officers:

President and Chief Executive Officer

      Brian R. Parke. Mr. Parke is 54 and had been the Manager or President of the Company’s Irish subsidiary (Unifi Textured Yarns Europe Limited) from its acquisition by the Company in 1984 to January 20, 1999, when he was elected President and Chief Operating Officer of the Company. On January 26, 2000, Mr. Parke was elected Chief Executive Officer of the Company. Additionally, Mr. Parke has been a Vice President of the Company since October 21, 1993 and on July 22, 1999 was elected to the Company’s Board of Directors.

Executive Vice Presidents

      Willis C. Moore, III. Mr. Moore is 49 and served with Ernst & Young LLP, or its predecessors from 1975 until December 1994, including eleven (11) years as a Partner. He joined the Company as its Chief Financial Officer in December 1994. Mr. Moore was elected as a Vice President of the Company on October 19, 1995, Senior Vice President on October 23, 1997 and Executive Vice President on July 26, 2000. Additionally, Mr. Moore continues to serve as the Company’s Chief Financial Officer.

      G. Alfred Webster. Mr. Webster is 54 and has been a Vice President or Executive Vice President of the Company since 1979. He has been a member of the Board of Directors since 1986.

Senior Vice Presidents

      Thomas H. Caudle. Mr. Caudle is 51 and has been an employee of the Company since 1982. On January 20, 1999, Mr. Caudle was elected as a Vice President of Manufacturing Services of the Company and on July 26, 2000 he was elected as a Senior Vice President in charge of Manufacturing for the Company.

      Michael E. Delaney. Mr. Delaney is 46 and has been an employee of the Company since January 2000, when he joined the Company as Senior Vice President of Marketing. Prior to coming to the Company, Mr. Delaney was Vice President of Marketing with Volvo Truck N.A. from July 1997 through December 1999, Vice President of Marketing with GE Capital Transport International Pool from December 1995 through July 1997 and Vice President of TIP Intermodel Services from December 1993 through December 1995.

      Stewart Q. Little. Mr. Little is 49 and has been a Vice President of the Company since October 24, 1985 and a Senior Vice President since January 20, 1999. He is currently serving as Senior Vice President of Customer Development.

      Ottis “Lee” Gordon. Mr. Gordon is 56 and has been an employee of the Company since the merger with Macfield, Inc. in 1991. Prior to the merger, Mr. Gordon had been an employee of Macfield since 1973. On January 20, 1999, Mr. Gordon was elected as a Vice President of Product Development of the Company and on July 26, 2000 he was elected as Senior Vice President of Product Development.

      These executive officers, unless otherwise noted, were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 25, 2001. Each executive officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

      (c) Family Relationship: There are no family relationship between any of the Officers if the Company.

Item 11.     Executive Compensation

      The information set forth under the headings “Compensation Committees Interlocks and Insider Participation in Compensation Decisions, (Insider Transactions)”, “Report of the Compensation Committee on Executive Compensation”, “Executive Officers and their Compensation”, “Option Grants in Fiscal Year 2002”, “Option Exercises and Option/SAR Values”, “Employment and Termination Agreements”, and the “Performance Graph-Shareholder Return on Common Stock” beginning on Page 8 and ending on Page 15 of the Company’s definitive proxy statement filed with the Commission since the close of the Registrant’s fiscal year ended June 30, 2002, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

      For additional information regarding executive compensation reference is made to Exhibits (10g), (10h), (10i), (10j) and (10k) of this Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table summarizes the Company’s equity compensation plans:

	(a)	(b)	(c)

Number of securities
remaining available for
	Number of shares to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by shareholders	4,707,746	$12.925	2,265,754

Equity compensation plans not approved by shareholders	—	—	—

Total	4,707,746	$12.925	2,265,754

      Under the terms of the 1999 Long-term Incentive Plan, the maximum number of shares to be issued was approved at 6,000,000. Of the 6,000,000 shares approved for issuance, no more than 3,000,000 can be issued as restricted stock. To date, 242,366 shares have been issued as restricted stock and are deemed to be outstanding. Any options or restricted stock that is forfeited can be reissued under terms of the plan. The amount forfeited is included in the number of securities remaining available for future issuance in column (c) in the above table.

      Security ownership of certain beneficial owners and management is the same as reported under the heading “Information Relating to Principal Security Holders” on Page 2 of the definitive proxy statement and under the heading “Beneficial Ownership of Common Stock By Directors and Executive Officers” on Page 6 and Page 7 of the definitive proxy statement filed with the Commission pursuant to Regulation 14 (a) within 120 days after the close of the fiscal year ended June 30, 2002, which are hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      The information included under the heading “Compensation Committees Interlocks and Insider Participation In Compensation Decisions”, on Page 8 and Page 9 of the definitive proxy statement filed with the Commission since the close of the Registrant’s fiscal year ended June 30, 2002, and within 120 days after the close of said fiscal year, is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements

      The following financial statements and report of independent auditors are filed as a part of this Report.

Pages

Report of Independent Auditors	24

Consolidated Balance Sheets at June 30, 2002 and June 24, 2001	25

Consolidated Statements of Operations for the Years Ended June 30, 2002, June 24, 2001, and June 25, 2000	26

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended June 30, 2002, June 24, 2001, and June 25, 2000	27

Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, June 24, 2001, and June 25, 2000	28

Notes to Consolidated Financial Statements	29
2. Financial Statement Schedules

Schedules for the three years ended June 30, 2002:

II — Valuation and Qualifying Accounts	59

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

      With the exception of the information herein expressly incorporated by reference, the 2002 Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

           3. Exhibits

Exhibit
No.		Description

(2a-1)	—	Contribution Agreement, dated June 30, 1997, by and between Parkdale Mills, Inc., Unifi, Inc., UNIFI Manufacturing, Inc., and Parkdale America, LLC, filed as Exhibit (2) to Unifi’s Form 8-K filed with the Commission on July 15, 1997, which is incorporated herein by reference.
(3a)	—	Restated Certificate of Incorporation of Unifi, Inc., dated July 21, 1994, (filed as Exhibit 3(a) with the Company’s Form 10-K for the fiscal year ended June 25, 2000), which is incorporated herein by reference.
(3b)	—	Restated by-laws of Unifi, Inc., effective August 31, 2001, (filed as Exhibit 3(b) with the Company’s Form 10-K for the fiscal year ended June 24, 2002), which is incorporated herein by reference.
(4a)	—	Specimen Certificate of Unifi, Inc.’s common stock, filed as Exhibit 4(a) to the Registration Statement on Form S-1, (Registration No. 2-45405), which is incorporated herein by reference.
(4b)	—	Unifi, Inc.’s Registration Statement for the 6 1/2% Notes due 2008, Series B, filed on Form S-4 (Registration No. 333-49243), which is incorporated herein by reference.
(4c)	—	Description of Unifi, Inc.’s common stock, filed on November 5, 1998, as Item 5. (Other Events) on Form 8-K, which is incorporated herein by reference.
(10a)	—	*Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992, (filed as Exhibit 10(c) with the Company’s Form 10-K for the fiscal year ended June 27, 1993), and included as Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 33-53799), which are incorporated herein by reference.
(10b)	—	*Unifi, Inc.’s Registration Statement for selling Shareholders, who are Directors and Officers of the Company, who acquired the shares as stock bonuses from the Company, filed on Form S-3 (Registration No. 33-23201), which is incorporated herein by reference.
(10c)	—	*Unifi, Inc.’s 1996 Incentive Stock Option Plan (filed as Exhibit 10(f) with the Company’s Form 10-K for the fiscal year ended June 30, 1996) which is incorporated herein by reference.
(10d)	—	*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan (filed as Exhibit 10(g) with the Company’s Form 10-K for the fiscal year ended June 30, 1996) which is incorporated herein by reference.
(10e)	—	Credit Agreement dated as of December 7, 2001, by and among the Financial Institutions Named Therein as the Lenders, and Bank of America, N.A. as the Agent, and Unifi, Inc. and certain of its Domestic Subsidiaries as the Borrows (the “Credit Agreement”), filed herewith.
(10f)	—	Security Agreement dated as of December 7, 2001, between Unifi, Inc. and certain of its Domestic Subsidiaries and Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement, filed herewith.
(10g)	—	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002, filed herewith.
(10h)	—	*Change of Control Agreement between Unifi, Inc. and G. Alfred Webster, dated October 26, 2000, expiring November 1, 2005 (filed as Exhibit (10l) with the Company’s Form 10-K for the fiscal year ended June 24, 2001), which is incorporated herein by reference.
(10i)	—	*Change of Control Agreement between Unifi, Inc. and Willis C. Moore, III, dated January 23, 2002, expiring November 1, 2005, filed herewith (similar agreements were signed by Thomas H. Caudle, Jr., Michael E. Delaney, O. Lee Gordon, Benny L. Holder, Stewart Q. Little, and Charles F. McCoy).
(10j)	—	*Agreement, effective February 1, 1999, by and between Unifi, Inc. and Jerry W. Eller, (filed as Exhibit 10(s) with the Company’s Form 10-K for the fiscal year ended June 27, 1999).

Exhibit
No.		Description

(10k)	—	*1999 Unifi, Inc. Long-Term Incentive Plan, (filed as Exhibit 99.1 to the Registration Statement on Form S-8, (Registration No. 333-48158), which is incorporated herein by reference.
(10l)	—	Master Agreement POY Manufacturing Alliance between Unifi, Inc. and E.I. du Pont de Nemours and Company, dated June 1, 2000 (filed as Exhibit 10(o) with the Company’s Form 10-K for the fiscal year ended June 25, 2000) which is incorporated herein by reference.
(21)	—	Subsidiaries of Unifi, Inc.
(23)	—	Consent of Ernst & Young LLP.
(99a)	—	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(99b)	—	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(b)	—	Reports on Form 8-K. None

*	NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC.

September 23, 2002

By:	/s/ BRIAN R. PARKE Brian R. Parke President (Chief Executive Officer)

September 23, 2002

By:	/s/ WILLIS C. MOORE, III Willis C. Moore, III Executive Vice President (Chief Financial Officer)

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRIAN R. PARKE Brian R. Parke	President, Chief Executive Officer and Director	September 23, 2002

/s/ G. ALFRED WEBSTER G. Alfred Webster	Executive Vice President and Director	September 23, 2002

/s/ WILLIAM J. ARMFIELD, IV William J. Armfield, IV	Director	September 23, 2002

/s/ R. WILEY BOURNE, JR. R. Wiley Bourne, Jr.	Director	September 23, 2002

/s/ CHARLES R. CARTER Charles R. Carter	Director	September 23, 2002

/s/ SUE W. COLE Sue W. Cole	Director	September 23, 2002

/s/ J.B. DAVIS J.B. Davis	Director	September 23, 2002

Kenneth G. Langone	Director	September **, 2002

/s/ DONALD F. ORR Donald F. Orr	Director	September 23, 2002

/s/ ROBERT A. WARD Robert A. Ward	Director	September 23, 2002

CERTIFICATIONS

I, Brian R. Parke, certify that:

1.	I have reviewed this annual report on Form 10-K of Unifi, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Unifi, Inc. as of, and for, the periods presented in this annual report.

Date: September 23, 2002

/s/ BRIAN R. PARKE

Brian R. Parke
President and Chief Executive Officer

I, Willis C. Moore, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Unifi, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Unifi, Inc. as of, and for, the periods presented in this annual report.

Date: September 23, 2002

/s/ WILLIS C. MOORE, III

Willis C. Moore, III
Executive Vice President and
Chief Financial Officer

(27)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other Accounts —	Deductions —	at End of
Description	of Period	Expenses	Describe(b)	Describe(c)	Period

	(Amounts in thousands)

Allowance for uncollectible accounts(a):

Year ended June 30, 2002	$9,889	12,123	(689)	(10,671)	$10,652

Year ended June 24, 2001	17,209	14,985	47	(22,352)	9,889

Year ended June 25, 2000	8,749	14,866	225	(6,631)	17,209

(a)	The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts.
(b)	May include acquisition related adjustments and/or effects of currency translation from restating activity of our foreign affiliates from their respective local currencies to the U.S. dollar.
(c)	Includes accounts written off which were deemed not to be collectible and customer claims paid, net of certain recoveries.