Form 10-Q
period 2002-09-29
UNIFI INC
filed 2002-11-13
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to  _______________

____________________

Commission file number 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2165495 (I.R.S. Employer Identification No.)

P.O. Box 19109 — 7201 West Friendly Avenue Greensboro, NC (Address of principal executive offices)	27419 (Zip Code)

Registrant’s telephone number, including area code: (336) 294-4410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 1, 2002 was 53,849,135.

Part I. Financial Information

Item 1. Financial Statements

UNIFI, INC.
Condensed Consolidated Balance Sheets

	September 29,	June 30,
	2002	2002

	(Unaudited)	(Note)

	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,072	$19,105
Receivables	139,637	153,331
Inventories	118,109	111,843
Other current assets	5,707	14,548

Total current assets	288,525	298,827

Property, plant and equipment	1,179,122	1,179,770
Less: accumulated depreciation	(705,015)	(691,301)

	474,107	488,469
Investments in unconsolidated affiliates	182,469	176,056
Other noncurrent assets	39,783	48,111

Total assets	$984,884	$1,011,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,399	$72,208
Accrued expenses	44,257	48,995
Income taxes payable	3,207	—
Current maturities of long-term debt and other current liabilities	6,438	8,282

Total current liabilities	132,301	129,485

Long-term debt and other liabilities	255,443	280,267
Deferred income taxes	92,348	92,512
Minority interests	13,857	11,159
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	5,385	5,385
Capital in excess of par value	202	220
Retained earnings	549,763	545,435
Unearned compensation	(775)	(874)
Accumulated other comprehensive loss	(63,640)	(52,126)

	490,935	498,040

Total liabilities and shareholders’ equity	$984,884	$1,011,463

Note: The balance sheet at June 30, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended

	September 29,	September 23,
	2002	2001

	(Amounts in thousands, except per share data)

Net sales	$221,530	$223,026
Cost of sales	198,413	200,788
Selling, general & administrative expense	13,555	11,578
Interest expense	5,099	6,199
Interest income	493	765
Other (income) expense, net	(719)	(1,657)
Equity in (earnings) losses of unconsolidated affiliates	(3,552)	325
Minority interest	2,813	861

Income before income taxes and cumulative effect of accounting change	6,414	5,697
Provision for income taxes	2,087	3,031

Income before cumulative effect of accounting change	4,327	2,666
Cumulative effect of accounting change (net of applicable income taxes of $8,420)	—	37,851

Net income (loss)	$4,327	$(35,185)

Earnings (losses) per common share:
Income before cumulative effect of accounting change	$.08	$.05
Cumulative effect of accounting change	—	(.71)

Net income (loss) per common share	$.08	$(.66)

Earnings (losses) per common share — diluted:
Income before cumulative effect of accounting change	$.08	$.05
Cumulative effect of accounting change	—	(.71)

Net income (loss) per common share	$.08	$(.66)

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarters Ended

	September 29,	September 23,
	2002	2001

	(Amounts in thousands)
Cash and cash equivalents provided by operating activities	$42,527	$2,519

Investing activities:
Capital expenditures	(10,293)	(2,402)
Investments in unconsolidated equity affiliates	—	(5,830)
Investment of foreign restricted assets	—	(1,175)
Proceeds from sale of capital assets	—	3,315
Other	501	488

Net cash used in investing activities	(9,792)	(5,604)

Financing activities:
Borrowing of long-term debt	251,255	54,000
Repayment of long-term debt	(275,901)	(44,142)
Purchase and retirement of Company stock	(19)	—
Other	—	(756)

Net cash (used in) provided by financing activities	(24,665)	9,102

Currency translation adjustment	(2,103)	(938)

Net increase in cash and cash equivalents	5,967	5,079
Cash and cash equivalents at beginning of period	19,105	6,634

Cash and cash equivalents at end of period	$25,072	$11,713

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 29, 2002, and the results of operations and cash flows for the periods ended September 29, 2002 and September 23, 2001. Such adjustments consisted of normal recurring items, as well as accounting changes to adopt Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest annual report or Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	September 29,	June 30,
	2002	2002

Raw materials and supplies	$52,802	$52,531
Work in process	11,047	12,103
Finished goods	54,260	47,209

	$118,109	$111,843

3.	Income Taxes

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

The Company’s income tax provision (benefit) for both current and prior year periods is different from the U.S. statutory rate due to foreign operations being taxed at lower effective rates and substantially no income tax benefits have been recognized for the losses incurred by foreign subsidiaries as the recoverability of such tax benefits through loss carryforwards or carrybacks is not reasonably assured.

4.	Comprehensive Loss

Comprehensive income (loss) amounted to ($7.2) million for the first quarter of fiscal 2003 and ($33.4) million for the first quarter of fiscal 2002 and was comprised of net income (after cumulative effect of accounting change of ($37.9) million for the first quarter of fiscal 2002) and foreign translation adjustments for both periods. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

5.	Cumulative Effect of Accounting Change

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

6.	Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended

	September 29,	September 23,
	2002	2001

Income before cumulative effect of accounting change	$4,327	$2,666
Cumulative effect of accounting change	—	(37,851)

Net income available for common shareholders	$4,327	$(35,185)

Weighted average outstanding shares of common stock	53,766	53,676
Dilutive effect of:
Stock options	106	—
Restricted stock awards	5	—

Common stock and common stock equivalents	53,877	53,676

7.	Recent Accounting Pronouncements

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

8.	Segment Disclosures

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company’s selected segment information for the quarters ended September 29, 2002, and September 23, 2001 (amounts in thousands):

			All
	Polyester	Nylon	Other	Total

Quarter ended September 29, 2002:
Net sales to external customers	$156,941	$64,589	$—	$221,530
Intersegment net sales	112	—	—	112
Segment operating income	8,662	949	—	9,611
Depreciation and amortization	12,221	4,784	—	17,005
Total assets	540,966	212,468	—	753,434
Quarter ended September 23, 2001:
Net sales to external customers	$156,155	$66,871	$—	$223,026
Intersegment net sales	8	—	—	8
Segment operating income	6,369	3,239	—	9,608
Depreciation and amortization	12,787	4,673	—	17,460
Total assets	593,308	304,393	5,306	903,007

	For the Quarters Ended

	September 29,	September 23,
	2002	2001

Operating income:
Reportable segments operating income	$9,611	$9,608
Net standard cost adjustment to LIFO	1,477	1,080
Unallocated operating expense	(1,526)	(28)

Consolidated operating income	9,562	10,660
Interest expense, net	4,606	5,434
Other (income) expense, net	(719)	(1,657)
Equity in (earnings) losses of unconsolidated affiliates	(3,552)	325
Minority interest	2,813	861

Income before income taxes and cumulative effect of accounting change	$6,414	$5,697

For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs.

The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company’s consolidated reporting relates to intersegment transfers of yarn, fiber costing, the provision for bad debts, certain unallocated manufacturing and selling, general and administrative expenses and capitalization of property, plant and equipment costs.

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $1.4 million and $1.0 million for the current and prior year quarters, respectively. Segment operating income also excludes certain unallocated manufacturing and selling general and administrative expenses. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

Since March 2001, Unifi Technology Group, Inc. (“UTG”) has been accounted for as an asset held for sale and, as a result, UTG did not have any sales and operating income for the first quarter ended September 23, 2001. The remaining component of this entity was sold in January 2002.

The total assets for the polyester segment decreased from $557.1 million at June 30, 2002 to $541.0 million at September 29, 2002 due primarily to devaluation of Brazilian assets which approximated $14.0 million during the quarter. The total assets for the nylon segment decreased from $219.2 million at June 30, 2002 to $212.5 million at September 29, 2002 due mainly to domestic assets decreasing by $6.7 million (accounts receivable and fixed assets decreased by $2.2 million and $4.3 million, respectively, offset by an increase in inventories of $0.2 million). The fixed asset reductions for polyester and nylon are primarily associated with the devaluation of Brazilian currency and depreciation. The elimination of the total assets for the “All Other” segment at September 29, 2002 is attributable to the disposal, in January 2002, of the remaining operations of UTG.

9.	Derivative Financial Instruments

The Company accounts for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) which requires all derivatives to be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January, 2003 and September, 2003, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 29,	June 30,
	2002	2002

Foreign currency purchase contracts:
Notional amount	$1,991	$3,011
Fair value	2,345	3,114

Net (gain) loss	$(354)	$(103)

Foreign currency sales contracts:
Notional amount	$15,893	$17,256
Fair value	15,896	16,769

Net (gain) loss	$3	$(487)

For the quarters ended September 29, 2002 and September 23, 2001, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.4 million and $0.2 million, respectively.

10.	Investments in Unconsolidated Affiliates

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI – SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. The UNIFI-SANS facility started initial production in January 2002, and was substantially on line by the end of the September quarter. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the NAFTA and CBI markets.

Through September 29, 2002 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

As a result of the above, the joint venture is evaluating the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets, approximating $27.0 million as of September 29, 2002, may not be recoverable. The joint venture expects to complete its test of the recoverability of its long lived assets during the December 2002 quarter.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. The joint venture produces approximately 25.0 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC, which manufactures and sells open-end and air jet spun cotton, and a 16.1% interest in Micell Technologies, Inc., a company still in its developmental stage.

Condensed balance sheet and income statement information as of September 29, 2002, and for the quarter ended September 29, 2002, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

September 29,
2002

Current assets	$230,658
Noncurrent assets	204,385
Current liabilities	41,561
Shareholders’ equity and capital accounts	315,816

Quarter Ended
September 29, 2002

Net sales	$120,308
Gross profit	16,571
Income from operations	11,143
Net income	11,073

11.	Consolidation and Cost Reduction Efforts

In fiscal years 2001 and 2002, the Company recorded charges of $8.2 million for severance and employee termination related costs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, and the reorganization of administrative functions, resulting in the termination of approximately 750 employees. Remaining amounts accrued as of September 29, 2002 and June 30, 2002 relating to these charges were $.9 million and $1.3 million, respectively.

12.	Alliances

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The intent of the alliance is to optimize the Company’s and DuPont’s partially oriented yarn (POY) manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under its terms, DuPont and the Company cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and transition of the commodity yarns from the Company’s Yadkinville, North Carolina facility to DuPont’s Kinston, North Carolina plant, and high-end specialty production from Kinston and Cape Fear to Yadkinville. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations are split equally. DuPont and the Company continue to own and operate their respective sites and employees remained with their respective employers. DuPont continues to provide POY to the marketplace using DuPont technology to expand the specialty product range at each company’s sites and the Company continues to provide textured yarn to the marketplace.

During the quarters ended September 29, 2002 and September 23, 2001, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance of $9.9 million and $10.3 million, respectively.

In the fourth quarter of fiscal 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represented 50% of the expected severance and dismantlement costs of closing this plant. Payments for this obligation are expected to be made over the eighteen-month period ending December 2002. During the current quarter, the Company made payments to reduce its obligations by approximately $1.9 million. The estimated remaining liability at September 29, 2002 is $4.7 million.

At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value within a range of $300.0 million to $600.0 million, subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s POY facilities for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million. See Footnote 14 for additional information involving the Alliance.

13.	Debt Refinancing

On December 7, 2001, the Company refinanced its $150.0 million revolving bank credit facility and its $100.0 million accounts receivable securitization, with a new five-year $150.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides that the Company, upon notice to the lenders, may permanently reduce the amount of the facility, effective January 1, 2003, to an amount not less than $75.0 million. On October 29, 2002 the Company notified its lenders of a $50.0 million permanent reduction of the total facility amount, resulting in a total facility amount of $100.0 million effective January 1, 2003.

The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of September 29, 2002, the Company had no outstanding borrowings, and had availability of $114.2 million under the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at September 29, 2002, was 4.32%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At September 29, 2002, the Company was in compliance with all covenants under the Credit Agreement.

14.	Commitments and Contingencies

As further described in Footnote 12 “Alliances,” effective June 1, 2000, the Company and DuPont initiated a manufacturing alliance. In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. As further discussed in Part II, Item 1. “Legal Proceedings,” DuPont has filed a Demand for and Notice of Arbitration and Unifi has responded with an Answer and Counterclaim. DuPont and Unifi are participating in initial hearings scheduled during November 2002. DuPont is seeking damages, that, based on the claims made to date, could amount to approximately $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company is in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300.0 million to $600.0 million, as set forth in the Alliance Agreements. Of these damages, approximately $71.0 million relate to DuPont’s contention that after creation of the Alliance, until and unless the Alliance assets are running at full capacity, Unifi should buy all of its external POY needs from DuPont, thus, taking business away from Unifi’s other third party POY suppliers. Unifi does not agree that it was or is obligated to purchase these volumes of POY from DuPont. Had Unifi purchased these volumes of POY from Dupont, the Company believes that the prices it would have paid DuPont for such POY purchases would have been approximately at or below the prices it actually paid to its other third party POY suppliers. The remaining damages asserted by DuPont relate to an alleged approximately $8.0 million issue regarding capacity utilization in the Alliance manufacturing facilities and approximately $6.0 million in interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

Consolidated net sales decreased 0.7% for the quarter from $223.0 million to $221.5 million. Unit volume for the quarter increased 7.0% while average unit sales prices, based on product mix, declined 7.7%.

At the segment level, polyester accounted for 71.0% of dollar sales and nylon accounted for 29% of dollar sales for the quarter.

Polyester

For the first quarter of fiscal 2003, polyester sales and volumes increased 1.3% and 9.1%, respectively over the first quarter of fiscal 2002. For the current quarter, the Company’s domestic polyester volume increased 7.1% and the foreign polyester volume increased 13.8% as compared to the previous year’s first quarter.

Sales in local currency for the Brazilian operation increased 57.4% for the quarter due to increases in average selling prices of 21.1% and increase in volumes of 30.0%. Sales in local currency for the Irish operation for the quarter decreased 3.3% due to reductions in unit volumes of 6.9% and offset by an increase of 3.9% in average selling prices. The movement in currency exchange rates from the prior year to the current year adversely affected the current quarter sales translated to U.S. dollars for the Brazilian operation. As a result of a devaluation of the Brazilian currency, U.S. dollar net sales for the current quarter were $4.6 million less than what sales would have been using prior year currency rates.

Gross profit for the polyester segment increased $2.6 million to $18.1 million in the quarter. Gross profit improved for the quarter primarily due to lower manufacturing costs and a reduction in the cost of fiber. The DuPont alliance accounted for a $9.9 million benefit for the first quarter at fiscal 2003 compared to a $10.3 million benefit for the first quarter of fiscal 2002.

Selling, general and administrative expenses allocated, based on various cost drivers, to the polyester segment for the first quarter of fiscal 2003 in the amount of $9.4 million approximated the prior year amount of $9.1 million and, as a percent of sales, represented 6.0% and 5.8% for the first quarters of fiscal 2003 and 2002, respectively.

Nylon

Sales for the nylon segment declined 3.0% for the quarter compared with the previous year’s quarter. Nylon segment volumes increased 1.0% for the September quarter compared to the prior year September quarter. Offsetting this volume increase, average sales prices were down approximately 3.8% for the current year quarter relative to the prior year quarter.

Gross profit for the nylon segment decreased $1.8 million to $3.8 million in the quarter. Manufacturing unit costs remained substantially unchanged, as a result, the decline in selling price had a direct unfavorable effect on gross profit.

Selling, general and administrative expenses allocated to the nylon segment for the first quarter of fiscal 2003 increased to $2.9 million from $2.5 million for the first quarter of fiscal 2002. As a percent of sales, selling, general and administrative expenses represented 4.5% and 3.7% for the first quarters of fiscal 2003 and 2002, respectively.

Corporate

In addition to selling general and administrative expenses allocated to the polyester and nylon segments, in the first quarter of fiscal 2003 the Company also incurred general and administrative expenses in the amount of $1.3 million which were not allocated to segments, primarily associated with the Company’s ongoing arbitration proceeding with DuPont. As a result, total selling, general and administrative expenses were $13.6 million, or 6.1% of sales, for fiscal 2003, compared to $11.6 million, or 5.2% of sales, for fiscal 2002.

Interest expense decreased $1.1 million to $5.1 million in the current quarter. The decrease in interest expense for the quarter reflects lower average debt outstanding. The weighted average interest rate on outstanding debt at September 29, 2002, was 6.5% compared to 5.9% at September 23, 2001.

Other income and expense was positively impacted during the current quarter by the recognition in income of non-refundable fees collected in the amount of $1.0 million associated with our technology license agreement with Tuntex (Thailand). In the prior year quarter, other income and expense was positively impacted by a gain on the sale of non-operating assets of $2.9 million. Other income and expense for the current and prior year quarters also includes charges of $1.4 million and $1.0 million, respectively, for the provision for bad debts.

Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC, Micell Technologies, Inc., Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $3.6 million in the first quarter of fiscal 2003 compared with losses of $0.3 million for the corresponding prior year quarter. Additional details regarding the Company’s investments in unconsolidated equity affiliates and alliances follows:

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI – SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. The UNIFI-SANS facility started initial production in January 2002 and was substantially on line by the end of the September quarter. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are expected to be primarily to customers in the NAFTA and CBI markets.

Through September 29, 2002 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

As a result of the above, the joint venture is evaluating the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets, approximating $27 million as of September 29, 2002, may not be recoverable. The joint venture expects to complete its test of the recoverability of its long lived assets during the December 2002 quarter.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. The joint venture produces approximately 25.0 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC, which manufactures and sells open-end and air jet spun cotton, and a 16.1% interest in Micell Technologies, Inc., a company still in its developmental stage.

Condensed balance sheet and income statement information as of September 29, 2002, and for the quarter ended September 29, 2002, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

September 29,
2002

Current assets	$230,658
Noncurrent assets	204,385
Current liabilities	41,561
Shareholders’ equity and capital accounts	315,816

Quarter Ended
September 29, 2002

Net sales	$120,308
Gross profit	16,571
Income from operations	11,143
Net income	11,073

In the fourth quarter of fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility, one of DuPont’s facilities involved in the manufacturing alliance between DuPont and Unifi. The Alliance was formed to integrate each company’s polyester partially oriented yarn (POY) manufacturing facilities into a single production unit and is expected to enable each company to match production with the best assets available, significantly improving product quality and yields. On April 4, 2001, DuPont shut its Cape Fear POY facility allowing for the acceleration of the benefits of the Alliance by shutting down older filament manufacturing operations and transferring production to lower cost, more modern and flexible assets. As a result of DuPont shutting down the Cape Fear facility, the Company recognized a $15.0 million charge for its 50% share of the severance and costs to dismantle the facility. Unifi’s share of the cost to close this facility will be paid over the eighteen-month period commencing July 2001 and ending December 2002. The estimated remaining liability at September 29, 2002 is $4.7 million. Subsequent to the shut down, the Company will receive from DuPont cash distributions for its 50% share of the cash fixed costs eliminated as a result of the Cape Fear shut down and its share of other expected costs savings and synergies from the Alliance.

The minority interest charge was $2.8 million in the current year fiscal quarter compared to $0.9 million in the prior year first quarter. The increase in minority interest expense in the current quarter is due to higher operating results and cash flows generated by our domestic natural textured polyester business venture (named Unifi Textured Polyester, LLC) with Burlington Industries, Inc., which has historically represented substantially all of the minority interest charge.

In fiscal years 2001 and 2002, the Company recorded charges of $8.2 million for severance and employee termination related costs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, and the reorganization of administrative functions.

The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the quarter ended September 29, 2002:

	Balance at	Fiscal 2003	Cash	Balance at
(Amounts in thousands)	June 30, 2002	Charge	Payments	Sept. 29, 2002

Accrued Severance Liability	$1,273	$—	$329	$944

The Company’s income tax provision (benefit) for both current and prior year periods is different from the U.S. statutory rate due to foreign operations being taxed at lower effective rates and substantially no income tax benefits have been recognized for the losses incurred by foreign subsidiaries as the recoverability of such tax benefits through loss carryforwards or carrybacks is not reasonably assured.

As a result of the above, the Company realized during the current quarter net earnings of $4.3 million, or earnings per share of $.08, compared to a net loss of $35.2 million, or $.66 loss per share, for the corresponding quarter of the prior year. The prior year quarter loss includes a cumulative effect of accounting change of $37.9 million, or a per share loss of $.71.

The Company began accounting for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) which requires all derivatives to be recorded on the balance sheet at fair value. There was no cumulative effect adjustment of adopting this accounting standard in fiscal 2001. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January, 2003 and September, 2003, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 29,	June 30,
	2002	2002

Foreign currency purchase contracts:
Notional amount	$1,991	$3,011
Fair value	2,345	3,114

Net (gain) loss	$(354)	$(103)

Foreign currency sales contracts:
Notional amount	$15,893	$17,256
Fair value	15,896	16,769

Net (gain) loss	$3	$(487)

For the quarter ended September 29, 2002 and September 23, 2001, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.4 million and a pre-tax loss of $0.2 million, respectively.

Liquidity and Capital Resources

Cash generated from operations was $42.5 million for the quarter ended September 29, 2002, compared to $2.5 million for the prior year corresponding period. The primary sources of cash from operations, other than net income, were decreases in accounts receivable of $5.3 million and income tax recoveries of $15.1 million, increases in accounts payable of $6.8 million and accrued liabilities of $2.6 million, and depreciation and amortization aggregating $18.5 million. Offsetting these sources of cash from operations was an increase in inventories of $9.6 million and non-cash earnings of unconsolidated equity affiliates, in excess of cash distributed to Unifi, of $1.3 million. All working capital changes have been adjusted to exclude currency translation effects.

The Company ended the current quarter with working capital of $156.2 million, which included cash and cash equivalents of $25.1 million.

The Company utilized $9.8 million for net investing activities and $24.7 million in net financing activities during the current quarter end. Significant cash expenditures during this period included $10.3 million for capital expenditures. Included in the $10.3 million was the purchase of the corporate office building for $7.5 million from the Unifi, Inc. Retirement Savings Plan. Also, the Company repaid $24.6 million in net borrowings during this period.

At September 29, 2002 the Company was not committed for the purchase of any significant capital expenditures. The Company anticipates that capital expenditures for fiscal 2003 will approximate $26 million.

The Company periodically evaluates the carrying value of its polyester and nylon operations long-lived assets, including property, plant and equipment and intangibles, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. See Note 10 to the Condensed Consolidated Financial Statements.

On December 7, 2001, the Company refinanced its $150.0 million revolving bank credit facility and its $100.0 million accounts receivable securitization, with a new five-year $150.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides that the Company, upon notice to the lenders, may permanently reduce the amount of the facility, effective January 1, 2003, to an amount not less than $75.0 million. On October 29, 2002 the Company notified its lenders of a $50.0 million permanent reduction of the total facility amount, resulting in a total facility amount of $100.0 million effective January 1, 2003.

The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of September 29, 2002, the Company had no outstanding borrowings, and had availability of $114.2 million under the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at September 29, 2002, was 4.32%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At September 29, 2002, the Company was in compliance with all covenants under the Credit Agreement.

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

At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value within a range of $300.0 million to $600.0 million, subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s U.S. POY facility for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million.

In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. As further discussed in Note 14 to the Condensed Consolidated Financial Statements and in Part II, Item 1. “Legal Proceedings,” DuPont has filed a Demand for and Notice of Arbitration and Unifi has responded with an Answer and Counterclaim. DuPont and Unifi are presently participating in initial hearings scheduled during November 2002. DuPont is seeking damages, that, based on the claims made to date, could amount to approximately $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company is in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300.0 million to $600.0 million, as set forth in the Alliance Agreements.

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

On Friday, October 4, 2002, in response to a Pre-Hearing Order of the Arbitration Panel, the Company received information from E.I. DuPont De Nemours and Company (“DuPont”) concerning the damages alleged in connection with the previously disclosed arbitration proceeding relating to their POY Manufacturing Alliance (the “Alliance”). DuPont has now alleged damages from its previous breach of contract claims and certain previously unasserted claims during the course of the Alliance from June 1, 2000 through September 30, 2002 of approximately $85 million.

Of these damages, approximately $71 million relate to DuPont’s contention that after creation of the Alliance, until and unless the Alliance assets are running at full capacity, Unifi should buy all of its external POY needs from DuPont, thus, taking business away from Unifi’s other third party POY suppliers. Unifi does not agree that it was or is obligated to purchase these volumes of POY from DuPont. Had Unifi purchased these volumes of POY from DuPont, the Company believes that the prices it would have paid DuPont for such POY purchases would have been approximately at or below the prices it actually paid to its other third party POY suppliers.

The remaining damages asserted by DuPont relate to an alleged approximately $8 million issue regarding capacity utilization in the Alliance manufacturing facilities and approximately $6 million in interest.

The arbitration hearings are currently underway and are scheduled during the remainder of November 2002. The Company continues to deny DuPont’s allegations and intends to vigorously defend against DuPont’s claims and pursue its counterclaims. However, the outcomes of these claims are uncertain at this time and the Company is not making any assurances as to the outcome thereof. However, the ultimate resolution of these matters could be material to Unifi’s financial position, results of operations and cash flows.

The current business climate for U.S. based textile manufacturers continues to remain very challenging due to pressures from the importation of fiber, fabric and apparel, excess capacity, currency imbalances and weaknesses at retail. This situation presents a difficult business environment, and significant sustainable improvements cannot be assured presently. This highly competitive environment has impacted the markets in which the Company competes, both domestically and abroad. Consequently, management took certain consolidation and cost reduction actions during fiscal year 2001 to align our capacity with current market demands. Should business conditions worsen the Company is prepared to take such further actions as deemed necessary to align our capacity and cost structure with market demands. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet working capital and long-term investment needs and pursue strategic business opportunities.

Euro Conversion

The functional currency of our Irish operation and several sales office locations changed on December 31, 2001, from their historical currencies to the Euro. The conversion to the Euro has not had, nor is expected to have, a material adverse effect on the financial condition or results of operations of the Company.

Forward Looking Statements

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements within the meaning of federal security laws about the Company’s financial condition and results of operations that are based on management’s current expectations, estimates and projections about the markets in which the Company operates, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, operating performance of joint ventures, alliances and other equity investments, technological advancements, employee relations, changes in construction spending, capital expenditures and long-term investments (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, outcomes of pending or threatened legal proceedings, negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies’ policies and legislation, the continuation and magnitude of the Company’s common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control. Other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risks associated with changes in interest rates and currency fluctuation rates, which may adversely affect its financial position, results of operations and cash flows. In addition, the Company is also exposed to other risks in the operation of its business.

     Interest Rate Risk: The Company is exposed to interest rate risk through its borrowing activities, which are further described in Footnote 12 “Debt Refinancing.” The majority of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.

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

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January, 2003 and September, 2003, respectively.

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 29,	June 30,
	2002	2002

Foreign currency purchase contracts:
Notional amount	$1,991	$3,011
Fair value	2,345	3,114

Net (gain) loss	$(354)	$(103)

Foreign currency sales contracts:
Notional amount	$15,893	$17,256
Fair value	15,896	16,769

Net (gain) loss	$3	$(487)

     The fair values of the foreign exchange forward contracts at the respective period-end dates are based on period-end forward currency rates. For the quarters ended September 29, 2002 and September 23, 2001, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.4 million and $0.2 million, respectively.

     Inflation and Other Risks: The inflation rate in most countries the Company conducts business has been low in recent years and the impact on the Company’s cost structure has not been significant.The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas and tariffs and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

(a)	Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of a date within 90 days of the filing of this report of the effectiveness, design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation reference in paragraph (a) above.

Part II. Other Information

Item 1. Legal Proceedings

     As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company and DuPont entered into a manufacturing alliance in June 2000 to produce partially oriented polyester filament yarn. DuPont and the Company have had discussions regarding the Alliance and each party alleged that the other was in breach of material terms of their agreement.

     On or about February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont (the “Notice”), alleging, among other things, breach of contract, quantum meruit/unjust enrichment, and breach of the implied covenant of good faith and fair dealing. DuPont is seeking damages, that, based on the claims made to date, could amount to approximately $15.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company is in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300 million to $600 million, as set forth in the Alliance Agreements.

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

     On Friday, October 4, 2002, in response to a Pre-Hearing Order of the Arbitration Panel, the Company received information from E.I. DuPont De Nemours and Company (“DuPont”) concerning the damages alleged in connection with the previously disclosed arbitration proceeding relating to their POY Manufacturing Alliance (the “Alliance”). DuPont has now alleged damages from its previous breach of contract claims and certain previously unasserted claims during the course of the Alliance from June 1, 2000 through September 30, 2002 of approximately $85 million.

     Of these damages, approximately $71 million relate to DuPont’s contention that after creation of the Alliance, until and unless the Alliance assets are running at full capacity, Unifi should buy all of its external POY needs from DuPont, thus, taking business away from Unifi’s other third party POY suppliers. Unifi does not agree that it was or is obligated to purchase these volumes of POY from DuPont. Had Unifi purchased these volumes of POY from DuPont, the Company believes that the prices it would have paid DuPont for such POY purchases would have been approximately at or below the prices it actually paid to its other third party POY suppliers. The remaining damages asserted by DuPont relate to an alleged approximately $8 million issue regarding capacity utilization in the Alliance manufacturing facilities and approximately $6 million in interest.

     The arbitration hearings are currently underway and are scheduled during the remainder of November 2002. The Company continues to deny DuPont’s allegations and intends to vigorously defend against DuPont’s claims and pursue its counterclaims. However, the outcomes of these claims are uncertain at this time and the Company is not making any assurances as to the outcome thereof.

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits

(99a) Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(99b) Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     (b)     Reports on Form 8-K

On October 7, 2002 the Company filed Form 8-K with the Securities and Exchange Commission. The filing reported that the Company issued a press release announcing developments in its arbitration proceeding with DuPont.

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: November 12, 2002	WILLIS C. MOORE, III

Willis C. Moore, III Executive Vice President and Chief Financial Officer (Mr. Moore is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)

CERTIFICATIONS

I, Brian R. Parke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Unifi, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Unifi, Inc. as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	BRIAN R. PARKE

Brian R. Parke President and Chief Executive Officer

I, Willis C. Moore, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Unifi, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Unifi, Inc. as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	WILLIS C. MOORE, III

Willis C. Moore, III Executive Vice President and Chief Financial Officer