Form 10-Q
period 2002-12-29
UNIFI INC
filed 2003-02-10
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

______________

Commission file number 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 19109 — 7201 West Friendly Avenue Greensboro, NC	27419
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 294-4410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of January 31, 2003 was 53,848,835.

Part I. Financial Information
Item 1. Financial Statements

UNIFI, INC.

Condensed Consolidated Balance Sheets

	December 29,	June 30,
	2002	2002

	(Unaudited)	(Note)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$48,267	$19,105
Receivables	124,354	153,331
Inventories	112,506	111,843
Other current assets	6,454	14,548

Total current assets	291,581	298,827

Property, plant and equipment	1,187,534	1,179,770
Less: accumulated depreciation	(724,602)	(691,301)

	462,932	488,469
Investments in unconsolidated affiliates	179,305	176,056
Other noncurrent assets	36,110	48,111

Total assets	$969,928	$1,011,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,599	$72,208
Accrued expenses	41,382	48,995
Income taxes payable	469	—
Current maturities of long-term debt and other current liabilities	6,632	8,282

Total current liabilities	110,082	129,485

Long-term debt and other liabilities	256,413	280,267
Deferred income taxes	93,115	92,512
Minority interests	14,638	11,159
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	5,385	5,385
Capital in excess of par value	203	220
Retained earnings	547,585	545,435
Unearned compensation	(515)	(874)
Accumulated other comprehensive loss	(56,978)	(52,126)

	495,680	498,040

Total liabilities and shareholders’ equity	$969,928	$1,011,463

Note: The balance sheet at June 30, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Six Months Ended

	Dec. 29,	Dec. 23,	Dec. 29,	Dec. 23,
	2002	2001	2002	2001

	(Amounts in thousands, except per share data)

Net sales	$201,859	$221,655	$423,389	$444,681
Cost of sales	186,910	206,158	385,323	406,946
Selling, general & administrative expense	14,755	11,487	28,310	23,065
Interest expense	5,446	6,135	10,545	12,334
Interest income	253	509	746	1,274
Other (income) expense, net	649	2,417	(70)	760
Equity in (earnings) losses of unconsolidated affiliates	(2,605)	1,411	(6,157)	1,736
Minority interest	758	—	3,571	861

Income (loss) before income taxes and cumulative effect of accounting change	(3,801)	(5,444)	2,613	253
Provision (benefit) for income taxes	(1,631)	(1,929)	456	1,102

Income (loss) before cumulative effect of accounting change	(2,170)	(3,515)	2,157	(849)
Cumulative effect of accounting change (net of applicable income tax benefit of $8,420)	—	—	—	37,851

Net income (loss)	$(2,170)	$(3,515)	$2,157	$(38,700)

Earnings (losses) per common share:
Income (loss) before cumulative effect of accounting change	$(.04)	$(.07)	$.04	$(.02)
Cumulative effect of accounting change	—	—	—	(.71)

Net income (loss) per common share	$(.04)	$(.07)	$.04	$(.73)

Earnings (losses) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$(.04)	$(.07)	$.04	$(.02)
Cumulative effect of accounting change	—	—	—	(.71)

Net income (loss) per common share	$(.04)	$(.07)	$.04	$(.73)

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended

	December 29,	December 23,
	2002	2001

	(Amounts in thousands)

Cash and cash equivalents provided by operating activities	$68,080	$41,980

Investing activities:
Capital expenditures	(13,962)	(4,967)
Investments in unconsolidated equity affiliates	—	(10,670)
Investment of foreign restricted assets	—	(1,563)
Proceeds from sale of capital assets	67	3,353
Other	3,130	(1,311)

Net cash used in investing activities	(10,765)	(15,158)

Financing activities:
Borrowing of long-term debt	506,420	47,316
Repayment of long-term debt	(531,100)	(63,669)
Purchase and retirement of Company stock	(19)	—
Other	—	(2,909)

Net cash used in financing activities	(24,699)	(19,262)

Currency translation adjustment	(3,454)	446

Net increase in cash and cash equivalents	29,162	8,006

Cash and cash equivalents at beginning of period	19,105	6,634

Cash and cash equivalents at end of period	$48,267	$14,640

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 29, 2002, and the results of operations and cash flows for the periods ended December 29, 2002 and December 23, 2001. Such adjustments consisted of normal recurring items, as well as accounting changes to adopt Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest annual report or Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	December 29,	June 30,
	2002	2002

Raw materials and supplies	$51,386	$52,531
Work in process	10,207	12,103
Finished goods	50,913	47,209

	$112,506	$111,843

3.	Income Taxes

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and tax basis of existing assets and liabilities.

The Company’s income tax provision (benefit) for both current and prior year periods is different from the U.S. statutory rate due to income from certain foreign operations being taxed at lower effective rates and substantially no income tax benefits being recognized for the losses incurred by certain foreign subsidiaries as the recoverability of such tax benefits through loss carryforwards or carrybacks is not reasonably assured.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) amounted to $4.5 million for the second quarter of fiscal 2003 and $(2.7) million for the year-to-date period, compared to $(4.7) million and $(38.1) million for the prior year quarter and year-to-date periods, respectively. Comprehensive income (loss) for all periods presented was comprised of net income (loss) (after cumulative effect of accounting change of $(37.9) million for the year-to-date of fiscal 2002) and foreign translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

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

6.	Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended		For the Six Months Ended

	Dec. 29,	Dec. 23,	Dec. 29,	Dec. 23,
	2002	2001	2002	2001

Income (loss) before cumulative effect of accounting change – available for common shareholders	$(2,170)	$(3,515)	$2,157	$(849)

Weighted average outstanding shares of common stock	53,782	53,734	53,774	53,720
Dilutive effect of:
Stock options	—	—	53	—
Restricted stock awards	—	—	3	—

Common stock and common stock equivalents	53,782	53,734	53,830	53,720

Earnings (loss) per common share before cumulative effect of accounting change:
Basic	$(.04)	$(.07)	$.04	$(.02)
Diluted	$(.04)	$(.07)	$.04	$(.02)

7.	Recent Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company’s selected segment information for the quarter and year-to-date periods ended December 29, 2002, and December 23, 2001 (amounts in thousands):

			All
	Polyester	Nylon	Other	Total

Quarter ended December 29, 2002:
Net sales to external customers	$145,542	$56,317	$—	$201,859
Intersegment net sales	44	108	—	152
Segment operating income	2,120	911	—	3,031
Depreciation and amortization	12,284	4,926	—	17,210
Total assets	524,503	196,522	—	721,025

Quarter ended December 23, 2001:
Net sales to external customers	$159,170	$62,485	$—	$221,655
Intersegment net sales	16	(85)	—	(69)
Segment operating income	1,922	1,354	—	3,276
Depreciation and amortization	12,471	4,642	—	17,113
Total assets	564,109	287,429	4,908	856,446

	For the Quarters Ended

	December 29,	December 23,
	2002	2001

Operating income:
Reportable segments operating income	$3,031	$3,276
Net standard cost adjustment to LIFO	(914)	757
Unallocated operating expense	(1,923)	(23)

Consolidated operating income	194	4,010
Interest expense, net	5,193	5,626
Other (income) expense, net	649	2,417
Equity in (earnings) losses of unconsolidated affiliates	(2,605)	1,411
Minority interest	758	—

Income (loss) before income taxes and cumulative effect of accounting change	$(3,801)	$(5,444)

			All
	Polyester	Nylon	Other	Total

Six months ended December 29, 2002:
Net sales to external customers	$302,776	$120,613	$—	$423,389
Intersegment net sales	45	219	—	264
Segment operating income	11,257	1,365	—	12,622
Depreciation and amortization	24,505	9,710	—	34,215

Six months ended December 23, 2001:
Net sales to external customers	$315,325	$129,356	$—	$444,681
Intersegment net sales	24	(85)	—	(61)
Segment operating income	8,291	4,593	—	12,884
Depreciation and amortization	25,258	9,315	—	34,573

	For the Six Months Ended

	December 29,	December 23,
	2002	2001

Operating income:
Reportable segments operating income	$12,622	$12,884
Net standard cost adjustment to LIFO	563	1,837
Unallocated operating expense	(3,429)	(51)

Consolidated operating income	9,756	14,670
Interest expense, net	9,799	11,060
Other (income) expense, net	(70)	760
Equity in (earnings) losses of unconsolidated affiliates	(6,157)	1,736
Minority interest	3,571	861

Income (loss) before income taxes and cumulative effect of accounting change	$2,613	$253

For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs.

The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company’s consolidated reporting relates to intersegment transfers of yarn, fiber costing, the provision for bad debts, certain unallocated selling, general and administrative expenses and capitalization of property, plant and equipment costs.

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $0.7 million and $0.8 million for the current and prior year quarters, respectively, and $2.0 million and $1.8 million for the current and prior year six month periods, respectively. Segment operating income also excludes certain unallocated selling, general and administrative expenses. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

Since March 2001, Unifi Technology Group, Inc. (“UTG”), which is included in the “All Other” column, has been accounted for as an asset held for sale and, as a result, UTG did not have any sales and operating income for the current quarter and six months ended December 29, 2002. The remaining component of this entity was sold in January 2002.

The total assets for the polyester segment decreased from $557.1 million at June 30, 2002 to $524.5 million at December 29, 2002 due primarily to domestic assets decreasing by $22.6 million (accounts receivable, inventories, and fixed assets decreased by $10.6 million, $1.0 million and $11.0 million, respectively) and the devaluation of Brazilian assets which approximated $12.0 million during the six month period. The total assets for the nylon segment decreased from $219.2 million at June 30, 2002 to $196.5 million at December 29, 2002 due mainly to domestic assets decreasing by $22.2 million (accounts receivable, inventories and fixed assets decreased by $12.3 million, $1.3 million and $8.6 million, respectively). The fixed asset reductions for polyester and nylon are primarily associated with the devaluation of Brazilian currency and depreciation. The elimination of the total assets for the “All Other” segment at December 29, 2002 is attributable to the disposal, in January 2002, of the remaining operations of UTG.

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are April, 2003 and December, 2003, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 29,	June 30,
	2002	2002

Foreign currency purchase contracts:
Notional amount	$2,691	$3,011
Fair value	2,635	3,114

Net (gain) loss	$56	$(103)

Foreign currency sales contracts:
Notional amount	$16,686	$17,256
Fair value	16,362	16,769

Net (gain) loss	$(324)	$(487)

For the quarters ended December 29, 2002 and December 23, 2001, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.2 million and a pre-tax loss of $0.3 million, respectively.

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

Through December 29, 2002 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

As a result of the above, management of the joint venture determined that it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets, approximating $26.9 million as of December 29, 2002, may not be recoverable. During the current quarter, a test of the recoverability of its long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

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

Condensed balance sheet and income statement information as of December 29, 2002, and for the quarter and year-to-date periods ended December 29, 2002, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

December 29,
2002

Current assets	$211,808
Noncurrent assets	193,463
Current liabilities	25,495
Shareholders’ equity and capital accounts	305,745

	Quarter Ended	For the Six Months Ended
	December 29, 2002	December 29, 2002

Net sales	$105,756	$226,064
Gross profit	13,220	29,791
Income from operations	7,526	18,669
Net income	7,923	18,996

11.	Consolidation and Cost Reduction Efforts

In fiscal years 2001 and 2002, the Company recorded charges of $9.0 million for severance and employee termination related costs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, and the reorganization of administrative functions, resulting in the termination of approximately 750 employees. Remaining amounts accrued as of December 29, 2002 and June 30, 2002 relating to these charges were $0.7 million and $1.3 million, respectively.

12.	Alliance

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The intent of the alliance is to optimize the Company’s and DuPont’s partially oriented yarn (POY) manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under its terms, DuPont and the Company cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and transition of the commodity yarns from the Company’s Yadkinville, North Carolina facility to DuPont’s Kinston, North Carolina plant, and high-end specialty production from Kinston and Cape Fear to Yadkinville. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations are split equally. DuPont and the Company continue to own and operate their respective sites and employees remained with their respective employers. DuPont continues to provide POY to the marketplace and the Company continues to provide textured yarn to the marketplace.

The Company recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance of $7.8 million and $7.4 million for the current and prior year quarters, respectively, and $17.7 million for each of the current and prior year six month periods.

In the fourth quarter of fiscal 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represented 50% of the expected severance and dismantlement costs of closing this plant. During the current quarter, the Company made payments to reduce its obligations by approximately $0.9 million. No further adjustments have been made to the remaining amount accrued as of December 29, 2002 of $3.7 million pending final resolution of severance and dismantlement costs and the Company’s arbitration proceeding with Dupont, as described in Footnote 14.

At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value within a range of $300.0 million to $600.0 million, subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million. See Footnote 14 for additional information involving the Alliance.

13.	Credit Agreement

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

The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of December 29, 2002 the Company had no outstanding borrowings, and had availability of $98.8 million, under the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at December 29, 2002, was 3.92%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At December 29, 2002, the Company was in compliance with all covenants under the Credit Agreement.

14.	Commitments and Contingencies

As further described in Footnote 12 “Alliance,” effective June 1, 2000, the Company and DuPont initiated a manufacturing alliance. In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. As further discussed in Part II, Item 1. “Legal Proceedings,” DuPont has filed a Demand for and Notice of Arbitration and Unifi has responded with an Answer and Counterclaim. DuPont is seeking damages, that, based on the claims made to date, could amount to approximately $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company is in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300.0 million to $600.0 million, as set forth in the Alliance Agreements. Of these damages, approximately $71.0 million relate to DuPont’s contention that after creation of the Alliance, until and unless the Alliance assets are running at full capacity, Unifi should buy all of its external POY needs from DuPont, thus, taking business away from Unifi’s other third party POY suppliers. Unifi does not agree that it was or is obligated to purchase these volumes of POY from DuPont. Had Unifi purchased these volumes of POY from Dupont, the Company believes that the prices it would have paid DuPont for such POY purchases would have been approximately at or below the prices it actually paid to its other third party POY suppliers. The remaining damages asserted by DuPont relate to an alleged approximately $8.0 million issue regarding capacity utilization in the Alliance manufacturing facilities and approximately $6.0 million in interest.

Scheduled arbitration hearings concluded on January 23, 2003 and the Arbitration Panel has currently advised the Company and Dupont that it expects to issue a final ruling at the end of February 2003. The Company continues to deny DuPont’s allegations and intends to vigorously defend against DuPont’s claims and pursue its counterclaims. As the Arbitration Panel has not issued its final ruling, the outcomes of these claims are uncertain at this time and the Company is not making any assurances as to the outcome thereof. However, the ultimate resolution of these matters could be material to Unifi’s financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

Consolidated net sales decreased from $221.7 million to $201.9 million, or 8.9%, for the quarter and 4.8% for the year-to-date period. Unit volume decreased 5.5% for the quarter and increased 0.6% for the year to date period, while average net selling prices decreased by 3.5% and 5.5% for the quarter and year to date periods, respectively, as a result of sales price declines and a change in product mix.

At the segment level, polyester accounted for 72% of dollar net sales and nylon accounted for 28% of dollar sales for both the fiscal year 2003 second quarter and year-to-date periods.

Polyester

Dollar sales for our polyester segment for the quarter and year-to-date periods declined 8.6% and 4.0%, respectively, compared with the prior year periods. Domestic polyester unit volume for the fiscal 2003 second quarter and year-to-date periods decreased 5.1% and increased 1.3%, respectively, compared to the prior year periods. Average selling prices for the fiscal year 2003 second quarter and year-to-date periods declined 4.0% and 5.5%, respectively, as a result of reduced selling prices and a change in product mix.

Sales in local currency for our Brazilian operation increased 47.2% for the quarter primarily due to an increase in average unit selling prices of 39.8%. For the six month period, sales in local currency for the Brazilian operation increased 51.7% primarily due to a 16.4% increase in unit volume and a 30.3% increase in average unit selling prices. The increase in selling prices for the quarter and six month periods is primarily due to the devaluation of the Brazilian Real. Sales in local currency of our Irish operation for the quarter and six month periods decreased 4.9% and 4.1%, respectively, primarily due to reductions in unit volumes of 12.1% and 9.7%, respectively. The average unit selling prices for the Irish operation increased 8.2% for the current quarter and 6.2% for the six month period. The movement in currency exchange rates from the prior year to the current year adversely affected current quarter and year-to-date sales translated to U.S. dollars for the Brazilian operation. U.S. dollar net sales were $7.2 million and $10.9 million less than what sales would have been reported using prior year translation rates for the quarter and year-to-date, respectively, with this effect attributable to the change in the exchange rate between the U.S. dollar and the Brazilian Real.

Gross profit for our polyester segment increased $0.7 million to $11.6 million in the quarter and increased $3.0 million to $29.4 million for the six month period. The increase in gross profit for the quarter and six month periods is primarily due to an increase in unit volumes and lower manufacturing costs at our Brazilian operations. The DuPont alliance accounted for a $7.8 million benefit and $7.4 million benefit for the current and prior year quarter, respectively, and accounted for year-to-date benefits of $17.7 million for each of the current and prior year.

Selling, general and administrative expenses allocated, based on various cost drivers, to the polyester segment increased from 5.6% of net sales in the prior year December quarter to 6.6% in the current quarter, and from 5.7% of net sales in the prior year six month period to 6.2% in the current six month period. On a dollar basis, selling, general and administrative expenses increased $0.7 million to $9.7 for the current quarter and increased $0.8 million to $18.8 million for the current six month period compared with prior year periods.

Nylon

Dollar sales for our nylon segment for the current year quarter and year-to-date periods declined 9.9% and 6.8%, respectively, compared with prior year periods. Nylon unit volume for the December quarter and year-to-date periods declined 8.1% and 3.6%, respectively, compared to the prior year periods. Domestic nylon pricing decreased 1.8% for the quarter and 3.2% for the six month period.

Gross profit for our nylon segment increased $0.4 million to $4.2 million in the quarter and decreased $1.4 million to $8.1 million for the six month period. Manufacturing unit costs continue to remain substantially unchanged, as a result, the decline in selling price had a direct unfavorable effect on gross profit for the six months.

Selling, general and administrative expenses allocated to the nylon segment increased from 4.1% of net sales in the prior year’s December quarter to 5.6% in the current quarter, and from 3.9% in the prior year’s six month period to 5.0% in the current six month period. On a dollar basis, selling, general and administrative expenses increased $0.6 million to $3.2 million for the December quarter and increased $1.0 million to $6.1 million for the year-to-date period.

Corporate

In addition to selling general and administrative expenses allocated to the polyester and nylon segments, the Company also incurred general and administrative expenses for the current quarter and year-to-date period in the amount of $1.9 million and $3.4 million, respectively, which were not allocated to segments. These expenses are primarily associated with the Company’s ongoing arbitration proceeding with DuPont. As a result, total selling, general and administrative expenses were $14.8 million, or 7.3% of net sales for the quarter and $28.3 million, or 6.7% of net sales for the year-to-date period. For the prior year quarter and six month periods, selling, general and administrative expenses were $11.5 million, or 5.2% of net sales, and $23.1 million, or 5.2% of net sales, respectively.

Interest expense decreased $0.7 million to $5.4 million in the current quarter and decreased $1.8 million to $10.5 million for the current year-to-date period. The decrease in interest expense for the quarter and six months reflects lower average debt outstanding. The weighted average interest rate on outstanding debt at December 29, 2002, was 6.5% compared to 5.9% at December 23, 2001.

Other income and expense for the prior year quarter was negatively impacted by a non-cash loss of $1.3 million stemming from the sale of certain assets of Unifi Technology Group, Inc. For the current six month period, other income and expense was favorably impacted by the recognition in income of non-refundable fees collected in the amount of $1.0 million associated with our technology license agreement with Tuntex (Thailand). In the prior year six month period, other income and expense was positively impacted by a gain on the sale of non-operating assets of $2.9 million. Other income and expense for the current and prior year quarters also includes $0.9 million and $1.3 million, respectively, for the provision of bad debts. For the current year-to-date period, the provision for bad debts was $2.0 million compared to $2.3 million for the prior year-to-date period.

Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC, Micell Technologies, Inc., Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $2.6 million in the second quarter of fiscal 2003 compared with losses of $1.4 million for the corresponding prior year quarter. For the year-to-date period, equity in net earnings of these affiliates totaled $6.2 million compared to a net loss of $1.7 million in the prior year. Additional details regarding the Company’s investments in unconsolidated equity affiliates and alliance follows:

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI – SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. The UNIFI-SANS facility started initial production in January 2002 and was substantially on line as of the end of the first quarter of fiscal 2003. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the NAFTA and CBI markets.

Through December 29, 2002 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

As a result of the above, management of the joint venture determined that it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets, approximating $26.9 million as of December 29, 2002, may not be recoverable. During the current quarter, a test of the recoverability of its long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

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

Condensed balance sheet information as of December 29, 2002 and income statement information for the quarter and year-to-date periods ended December 29, 2002, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

December 29,
2002

Current assets	$211,808
Noncurrent assets	193,463
Current liabilities	25,495
Shareholders’ equity and capital accounts	305,745

	Quarter Ended	For the Six Months Ended
	December 29, 2002	December 29, 2002

Net sales	$105,756	$226,064
Gross profit	13,220	29,791
Income from operations	7,526	18,669
Net income	7,923	18,996

In June 2000 the Company and Dupont formed an Alliance to integrate each company’s polyester partially oriented yarn (POY) manufacturing facilities into a single production unit to enable each company to match production with the best assets available, significantly improving product quality and yields. On April 4, 2001, DuPont shut its Cape Fear POY facility allowing for the acceleration of the benefits of the Alliance by shutting down older filament manufacturing operations and transferring production to lower cost, more modern and flexible assets. As a result of DuPont shutting down the Cape Fear facility the Company recognized, in the fourth quarter of 2001, a $15.0 million charge for its 50% share of the severance and costs to dismantle the facility. During the current quarter, the company made payments of these costs of $0.9 million, resulting in a remaining accrued liability at December 29, 2002 of $3.7 million. No further adjustments have been made to the remaining amount accrued as of December 29, 2002 pending final resolution of severance and dismantlement costs and the Company’s arbitration proceeding with Dupont. Subsequent to the shut down, the Company and DuPont share the cash fixed costs eliminated as a result of the Cape Fear shut down and also share the other expected costs savings and synergies from the Alliance.

The minority interest charge was $0.8 million in the current year fiscal quarter compared to $0.0 million in the prior year second quarter, and $3.6 million for the year-to-date period compared to $0.9 million in the prior year-to-date period. The increase in minority interest expense in the current quarter and year-to-date period is due to higher operating results and cash flows generated by our domestic natural textured polyester business venture (Unifi Textured Polyester, LLC) with Burlington Industries, Inc., which has historically represented substantially all of the minority interest charge.

During fiscal years 2001 and 2002, the Company recorded charges of $9.0 million for severance and employee termination related costs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, and the reorganization of administrative functions. The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the six months ended December 29, 2002:

	Balance at	Fiscal 2003	Fiscal 2003	Balance at
(Amounts in thousands)	June 30, 2002	Charge	Cash Payments	Dec. 29, 2002

Accrued Severance Liability	$1,273	$—	$(575)	$698

The Company’s income tax provision (benefit) for both current and prior year periods is different from the U.S. statutory rate due to income from certain foreign operations being taxed at lower effective rates and substantially no income tax benefits being recognized for the losses incurred by certain foreign subsidiaries as the recoverability of such tax benefits through loss carryforwards or carrybacks is not reasonably assured.

As a result of the above, the Company realized a net loss of $2.2 million, or $.04 loss per share for the current quarter, compared to a net loss of $3.5 million, or $.07 loss per share, for the corresponding quarter of the prior year, and net income of $2.2 million or $.04 per share for the current year to date period compared to a net loss of $38.7 million or $.73 loss per share for the prior year-to-date period. The loss for the prior year six month period includes a charge for a cumulative effect of accounting change of $37.9 million, or $.71 per share.

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are April, 2003 and December, 2003, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 29,	June 30,
	2002	2002

Foreign currency purchase contracts:
Notional amount	$2,691	$3,011
Fair value	2,635	3,114

Net (gain) loss	$56	$(103)

Foreign currency sales contracts:
Notional amount	$16,686	$17,256
Fair value	16,362	16,769

Net (gain) loss	$(324)	$(487)

For the quarter ended December 29, 2002 and December 23, 2001, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.2 million and a pre-tax loss of $0.3 million, respectively.

Liquidity and Capital Resources

Cash generated from operations was $68.1 million for the six months ended December 29, 2002, compared to $42.0 million for the corresponding period of the prior year. The primary sources of cash from operations, other than net income, were decreases in accounts receivable of $26.0 million, net income tax recoveries of $12.4 million, cash distributions in excess of earnings received from unconsolidated equity affiliates of $2.3 million, and depreciation and amortization aggregating $37.7 million. Offsetting these sources of cash from operations was an increase in inventories of $2.4 million and decreases in accounts payable of $10.0 million and accrued liabilities of $2.9 million. All working capital changes have been adjusted to exclude currency translation effects.

The Company ended the current quarter with working capital of $181.5 million, which included cash and cash equivalents of $48.3 million.

The Company utilized $10.8 million for net investing activities and $24.7 million in net financing activities during the current year-to-date period. Significant cash expenditures during this period included $14.0 million for capital expenditures, which included the purchase of the corporate office building for $7.5 million from the Unifi, Inc. Retirement Savings Plan. Offsetting the capital expenditures, the Company received cash proceeds of $2.5 million from the repayment of a loan by an equity affiliate. Also, the Company repaid $24.7 million of debt during this period.

At December 29, 2002 the Company was not committed for the purchase of any significant capital expenditures. The Company anticipates that capital expenditures for fiscal 2003 will approximate $20.0 million to $25.0 million.

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

The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of December 29, 2002, the Company had no outstanding borrowings, and had availability of $98.8 million under the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at December 29, 2002, was 3.92%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At December 29, 2002, the Company was in compliance with all covenants under the Credit Agreement.

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The Alliance is intended to optimize Unifi’s and DuPont’s partially oriented yarn (POY) manufacturing facilities, increase manufacturing efficiency and improve product quality. Under the terms of the Alliance Agreements, DuPont and Unifi will cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and optimizing production efficiencies by manufacturing commodity yarns for the Alliance in DuPont’s Kinston, North Carolina plant and high-end specialty yarns in Yadkinville. The companies will split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies will collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations will be split equally. DuPont and Unifi will continue to own and operate their respective sites and employees will remain with their respective employers. DuPont will continue to provide POY to the marketplace. Unifi will continue to provide textured yarn to the marketplace.

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

Of the $85.0 million of damages claimed by DuPont, approximately $71.0 million relate to DuPont’s contention that after creation of the Alliance, until and unless the Alliance assets are running at full capacity, Unifi should buy all of its external POY needs from DuPont, thus, taking business away from Unifi’s other third party POY suppliers. Unifi does not agree that it was or is obligated to purchase these volumes of POY from DuPont. Had Unifi purchased these volumes of POY from DuPont, the Company believes that the prices it would have paid DuPont for such POY purchases would have been approximately at or below the prices it actually paid to its other third party POY suppliers.

The remaining damages asserted by DuPont relate to an alleged approximately $8.0 million issue regarding capacity utilization in the Alliance manufacturing facilities and approximately $6.0 million in interest.

Scheduled arbitration hearings concluded on January 23, 2003 and the Arbitration Panel has currently advised the Company and Dupont that it expects to issue a final ruling at end of February 2003. The Company continues to deny DuPont’s allegations and intends to vigorously defend against DuPont’s claims and pursue its counterclaims. As the Arbitration Panel has not issued its final ruling, the outcomes of these claims are uncertain at this time and the Company is not making any assurances as to the outcome thereof. However, the ultimate resolution of these matters could be material to Unifi’s financial position, results of operations and cash flows.

The current business climate for U.S. based textile manufacturers continues to remain very challenging due to pressures from the importation of fiber, fabric and apparel, excess capacity, currency imbalances and weaknesses at retail. This situation presents a difficult business environment, and significant sustainable improvements cannot be assured presently. This highly competitive environment has impacted the markets in which the Company competes, both domestically and abroad. Consequently, management has taken consolidation and cost reduction actions to align our capacity with current market demands. Should business conditions worsen the Company is prepared to take such further actions as deemed necessary to align our capacity and cost structure with market demands. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet working capital and long-term investment needs and pursue strategic business opportunities.

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

     Interest Rate Risk: The Company is exposed to interest rate risk through its borrowing activities, which are further described in Footnote 13 “Debt Refinancing.” Substantially all of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.

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

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are April, 2003 and December, 2003, respectively.

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 29,	June 30,
	2002	2002

Foreign currency purchase contracts:
Notional amount	$2,691	$3,011
Fair value	2,635	3,114

Net (gain) loss	$56	$(103)

Foreign currency sales contracts:
Notional amount	$16,686	$17,256
Fair value	16,382	16,769

Net (gain) loss	$(324)	$(487)

     The fair values of the foreign exchange forward contracts at the respective period-end dates are based on period-end forward currency rates. For the quarters ended December 29, 2002 and December 23, 2001, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.2 million and a pre-tax loss of $0.3 million, respectively.

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

     On or about February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont (the “Notice”), alleging, among other things, breach of contract, quantum meruit/unjust enrichment, and breach of the implied covenant of good faith and fair dealing. DuPont is seeking damages, that, based on the claims made to date, could amount to approximately $15.0 million (subsequently revised to $85.0 million), injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company is in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300.0 million to $600.0 million, as set forth in the Alliance Agreements.

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

     On Friday, October 4, 2002, in response to a Pre-Hearing Order of the Arbitration Panel, the Company received information from E.I. DuPont De Nemours and Company (“DuPont”) concerning the damages alleged in connection with the previously disclosed arbitration proceeding relating to their POY Manufacturing Alliance (the “Alliance”). DuPont has now alleged damages from its previous breach of contract claims and certain previously unasserted claims during the course of the Alliance from June 1, 2000 through September 30, 2002 of approximately $85.0 million.

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

     Scheduled arbitration hearings concluded on January 23, 2003 and the Arbitration Panel has currently advised the Company and Dupont that it expects to issue a final ruling at the end of February 2003. The Company continues to deny DuPont’s allegations and intends to vigorously defend against DuPont’s claims and pursue its counterclaims. However, as the Arbitration Panel has not issued its final ruling, the outcomes of these claims are uncertain at this time and the Company is not making any assurances as to the outcome thereof.

Item 4. Submission of Matters to a Vote of Security Holders

The Shareholders of the Company at their Annual Meeting held on the 23rd day of October 2002, considered and voted upon an amendment to the Company’s Restated Certificate of Incorporation to declassify the Board of Directors so that each Director would stand for re-election on an annual basis (Proposal No. 1) as follows:

	Votes	Votes	Votes
	in Favor	Against	Abstaining

Proposal No. 1	40,590,761	123,609	6,964

     Upon approval of Proposal No. 1 the Shareholders elected the following nominated Board Members to serve until the Annual Meeting of the Shareholders in 2003 or until their successors are elected and qualified, as follows:

	Votes	Votes	Votes
Name of Director	in Favor	Against	Abstaining

William J. Armfield, IV	45,921,057	0	1,790,985
R. Wiley Bourne, Jr.	45,991,882	0	1,720,160
Charles R. Carter	45,573,974	0	2,138,068
Sue W. Cole	45,579,791	0	2,132,251
J. B. Davis	46,447,359	0	1,264,683
Kenneth G. Langone	45,174,009	0	2,538,033
Donald F. Orr	45,304,125	0	2,407,917
Brian R. Parke	45,701,468	0	2,010,574
Robert A. Ward	46,162,397	0	1,549,645
G. Alfred Webster	46,032,426	0	1,679,616

The information set forth under the headings “Proposal to Amend the Restated Certificate of Incorporation to Declassify the Board of Directors”, “Election of Directors”, “Nominees for Election as Directors”, and “Beneficial Ownership of Common Stock by Directors and Executive Officers” on Pages 2-7 of the Definitive Proxy Statement filed with the Commission since the close of the registrant’s fiscal year ending June 30, 2002 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

(99a)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(99b)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended December 29, 2002.

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: February 10, 2003	/s/ WILLIS C. MOORE, III Willis C. Moore, III
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003	/s/ BRIAN R. PARKE Brian R. Parke President and Chief Executive Officer

I, Willis C. Moore, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Unifi, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Unifi, Inc. as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003	/s/ WILLIS C. MOORE, III Willis C. Moore, III Executive Vice President and Chief Financial Officer