Form 10-Q
period 2003-03-30
UNIFI INC
filed 2003-05-13
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to  ________

Commission file number 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 19109 – 7201 West Friendly Avenue Greensboro, NC	27419
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 6, 2003 was 53,837,255.

Part I.    Financial Information
Item 1.    Financial Statements

UNIFI, INC.

Condensed Consolidated Balance Sheets

	March 30,	June 30,
	2003	2002

	(Unaudited)	(Note)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,478	$19,105
Receivables	142,066	151,457
Inventories	115,452	111,843
Other current assets	6,193	14,548

Total current assets	330,189	296,953

Property, plant and equipment	1,198,052	1,179,770
Less: accumulated depreciation	(745,060)	(691,301)

	452,992	488,469
Investments in unconsolidated affiliates	181,491	180,930
Other noncurrent assets	37,399	45,111

Total assets	$1,002,071	$1,011,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,946	$72,208
Accrued expenses	41,852	48,995
Income taxes payable	1,145	—
Current maturities of long-term debt and other current liabilities	6,067	8,282

Total current liabilities	135,010	129,485

Long-term debt and other liabilities	258,358	280,267
Deferred income taxes	93,457	92,512
Minority interests	13,477	11,159
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock	5,385	5,385
Capital in excess of par value	200	220
Retained earnings	548,736	545,435
Unearned compensation	(457)	(874)
Accumulated other comprehensive loss	(52,095)	(52,126)

	501,769	498,040

Total liabilities and shareholders’ equity	$1,002,071	$1,011,463

Note: The balance sheet at June 30, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended

	March 30,	March 24,	March 30,	March 24,
	2003	2002	2003	2002

	(Amounts in thousands, except per share data)

Net sales	$219,633	$213,501	$643,022	$658,182
Cost of sales	204,094	198,734	589,417	605,680
Selling, general & administrative expense	14,185	13,990	39,661	37,055
Interest expense	4,534	4,851	15,079	17,185
Interest income	344	685	1,090	1,959
Other (income) expense, net	(90)	(1,725)	(160)	(965)
Equity in (earnings) losses of unconsolidated affiliates	(3,209)	2,851	(9,366)	4,587
Minority interest	(1,163)	—	2,408	861
Alliance plant closure costs	(3,486)	—	(3,486)	—
Arbitration costs and expenses	2,458	3	5,292	3

Income (loss) before income taxes and cumulative effect of accounting change	2,654	(4,518)	5,267	(4,265)
Provision (benefit) for income taxes	1,510	(937)	1,966	165

Income (loss) before cumulative effect of accounting change	1,144	(3,581)	3,301	(4,430)
Cumulative effect of accounting change (net of applicable income tax benefit of $8,420)	—	—	—	37,851

Net income (loss)	$1,144	$(3,581)	$3,301	$(42,281)

Earnings (losses) per common share:
Income (loss) before cumulative effect of accounting change	$.02	$(.07)	$.06	$(.08)
Cumulative effect of accounting change	—	—	—	(.71)

Net income (loss) per common share	$.02	$(.07)	$.06	$(.79)

Earnings (losses) per common share – diluted:
Income (loss) before cumulative effect of accounting change	$.02	$(.07)	$.06	$(.08)
Cumulative effect of accounting change	—	—	—	(.71)

Net income (loss) per common share	$.02	$(.07)	$.06	$(.79)

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended

	March 30,	March 24,
	2003	2002

	(Amounts in thousands)

Cash and cash equivalents provided by operating activities	$87,873	$66,343

Investing activities:
Capital expenditures	(18,975)	(6,196)
Investments in unconsolidated equity affiliates	—	(11,190)
Investment of foreign restricted assets	—	(2,710)
Proceeds from sale of capital assets	79	6,459
Other	4,499	(1,039)

Net cash used in investing activities	(14,397)	(14,676)

Financing activities:
Borrowing of long-term debt	748,361	429,781
Repayment of long-term debt	(774,479)	(466,282)
Purchase and retirement of Company stock	(20)	—
Other	—	(4,681)

Net cash used in financing activities	(26,138)	(41,182)

Currency translation adjustment	35	1,778

Net increase in cash and cash equivalents	47,373	12,263
Cash and cash equivalents at beginning of period	19,105	6,634

Cash and cash equivalents at end of period	$66,478	$18,897

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 30, 2003, and the results of operations and cash flows for the periods ended March 30, 2003 and March 24, 2002. Such adjustments consisted of normal recurring items, as well as accounting changes to adopt Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest annual report or Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	March 30,	June 30,
	2003	2002

Raw materials and supplies	$56,123	$52,531
Work in process	11,123	12,103
Finished goods	48,206	47,209

	$115,452	$111,843

3.	Income Taxes

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

Comprehensive income (loss) amounted to $6.0 million for the third quarter of fiscal 2003 and $3.3 million for the year-to-date period, compared to $(2.6) million and $(40.8) million for the prior year quarter and year-to-date periods, respectively. Comprehensive income (loss) for all periods presented was comprised of net income (loss) (after cumulative effect of accounting change of $(37.9) million for the year-to-date of fiscal 2002) and foreign translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

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

6.	Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended		For the Nine Months Ended

	March 30,	March 24,	March 30,	March 24,
	2003	2002	2003	2002

Income (loss) before cumulative effect of accounting change – available for common shareholders	$1,144	$(3,581)	$3,301	$(4,430)

Weighted average outstanding shares of common stock	53,794	53,735	53,781	53,728
Dilutive effect of:
Stock options	—	—	35	—
Restricted stock awards	—	—	2	—

Common stock and common stock equivalents	53,794	53,735	53,818	53,728

Earnings (loss) per common share before cumulative effect of accounting change:
Basic	$.02	$(.07)	$.06	$(.08)
Diluted	$.02	$(.07)	$.06	$(.08)

7.	Recent Accounting Pronouncements

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 for its employee stock options. The Company adopted the disclosure provisions of the statement as of the beginning of the March 2003 quarter. See Footnote 9 for information regarding stock-based compensation.

8.	Segment Disclosures

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company’s selected segment information for the quarter and year-to-date periods ended March 30, 2003, and March 24, 2002 (amounts in thousands):

	Polyester	Nylon	Total

Quarter ended March 30, 2003:
Net sales to external customers	$166,564	$53,069	$219,633
Intersegment net sales	51	208	259
Segment operating income	6,049	(1,392)	4,657
Depreciation and amortization	11,915	4,115	16,030
Total assets	540,751	196,943	737,694
Quarter ended March 24, 2002:
Net sales to external customers	$157,315	$56,186	$213,501
Intersegment net sales	6	85	91
Segment operating income	2,798	191	2,989
Depreciation and amortization	12,621	4,702	17,323
Total assets	581,422	278,343	859,785

	For the Quarters Ended

	March 30,	March 24,
	2003	2002

Operating income:
Reportable segments operating income	$4,657	$2,989
Net standard cost adjustment to LIFO	(2,899)	(14)
Unallocated operating expense	(404)	(2,198)

Consolidated operating income	1,354	777
Interest expense, net	4,190	4,166
Other (income) expense, net	(90)	(1,725)
Equity in (earnings) losses of unconsolidated affiliates	(3,209)	2,851
Minority interest	(1,163)	—
Alliance plant closure costs	(3,486)	—
Arbitration costs and expenses	2,458	3

Income (loss) before income taxes and cumulative effect of accounting change	$2,654	$(4,518)

	Polyester	Nylon	Total

Nine months ended March 30, 2003:
Net sales to external customers	$469,340	$173,682	$643,022
Intersegment net sales	96	427	523
Segment operating income	17,307	(28)	17,279
Depreciation and amortization	36,420	13,825	50,245
Nine months ended March 24, 2002:
Net sales to external customers	$472,640	$185,542	$658,182
Intersegment net sales	30	—	30
Segment operating income	10,655	5,218	15,873
Depreciation and amortization	37,879	14,017	51,896

	For the Nine Months Ended

	March 30,	March 24,
	2003	2002

Operating income:
Reportable segments operating income	$17,279	$15,873
Net standard cost adjustment to LIFO	(2,336)	1,823
Unallocated operating expense	(999)	(2,249)

Consolidated operating income	13,944	15,447
Interest expense, net	13,989	15,226
Other (income) expense, net	(160)	(965)
Equity in (earnings) losses of unconsolidated affiliates	(9,366)	4,587
Minority interest	2,408	861
Alliance plant closure costs	(3,486)	—
Arbitration costs and expenses	5,292	3

Income (loss) before income taxes and cumulative effect of accounting change	$5,267	$(4,265)

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

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $0.0 million and $1.7 million for the current and prior year quarters, respectively, and $2.1 million and $3.5 million for the current and prior year nine month periods, respectively. Segment operating income also excludes certain unallocated selling, general and administrative expenses. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The total assets for the polyester segment decreased from $557.1 million at June 30, 2002 to $540.8 million at March 30, 2003 due primarily to domestic assets decreasing by $15.0 million (fixed assets decreased by $18.7 million, offset by an increase in accounts receivable and inventories of $0.5 million and $3.2 million, respectively), and increases in Brazil’s accounts receivable and inventories, which were offset by the devaluation of the Brazilian Real. The total assets for the nylon segment decreased from $219.2 million at June 30, 2002 to $196.9 million at March 30, 2003 due mainly to domestic assets decreasing by $21.4 million (accounts receivable, inventories and fixed assets decreased by $8.6 million, $0.2 million and $12.6 million, respectively). The fixed asset reductions for polyester and nylon are primarily associated with depreciation.

9.	Stock-Based Compensation

With the adoption of SFAS 123, the Company elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the fair value-based method under SFAS 123 been applied, compensation expense would have been recorded for the options outstanding based on their respective vesting schedules.

Net income (loss) on a pro forma basis assuming SFAS 123 has been applied would have been as follows:

	For the Quarters Ended		For the Nine Months Ended

	March 30,	March 24,	March 30,	March 24,
	2003	2002	2003	2002

	(Amounts in thousands, except per share data)

Net income (loss) as reported	$1,144	$(3,581)	$3,301	$(42,281)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(847)	(2,244)	(2,893)	(4,439)

Pro forma net income (loss)	$297	$(5,825)	$408	$(46,720)

Earnings per share:
Basic – as reported	$.02	$(.07)	$.06	$(.79)
Basic – pro forma	$.01	$(.11)	$.01	$(.87)
Diluted – as reported	$.02	$(.07)	$.06	$(.79)
Diluted – pro forma	$.01	$(.11)	$.01	$(.87)

The fair value and related compensation expense of all options were calculated as of the issuance date using the Black-Scholes model.

10.	Derivative Financial Instruments

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are July, 2003 and March, 2004, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 30,	June 30,
	2003	2002

Foreign currency purchase contracts:
Notional amount	$4,398	$3,011
Fair value	4,192	3,114

Net (gain) loss	$206	$(103)

Foreign currency sales contracts:
Notional amount	$17,531	$17,256
Fair value	16,618	16,769

Net (gain) loss	$(913)	$(487)

For the quarters ended March 30, 2003 and March 24, 2002, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.0 million and $0.1 million, respectively. For the year-to-date periods ending March 30, 2003 and March 24, 2002, the total impact of foreign currency related items was a pre-tax gain of $0.6 million and a pre-tax loss of $2.8 million, respectively.

11.	Investments in Unconsolidated Affiliates

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

Through March 30, 2003 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

As a result of the above, in the December quarter management of the joint venture determined that it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets, approximating $26.3 million as of March 30, 2003, may not be recoverable. During the December quarter, a test of the recoverability of its long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. The joint venture produces approximately 20.0 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC, which manufactures and sells open-end and air jet spun cotton, and a 16.1% interest in Micell Technologies, Inc., a company still in its developmental stage.

Condensed balance sheet and income statement information as of March 30, 2003, and for the quarter and year-to-date periods ended March 30, 2003, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

March 30,
2003

Current assets	$234,355
Noncurrent assets	183,826
Current liabilities	32,504
Shareholders’ equity and capital accounts	311,902

	Quarter Ended	For the Nine Months Ended
	March 30, 2003	March 30, 2003

Net sales	$113,318	$339,382
Gross profit	15,116	44,908
Income from operations	9,003	27,672
Net income	8,812	27,814

12.	Consolidation and Cost Reduction Efforts

In fiscal years 2001 and 2002, the Company recorded charges of $9.0 million for severance and employee termination related costs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, and the reorganization of administrative functions, resulting in the termination of approximately 750 employees. Remaining amounts accrued as of March 30, 2003 and June 30, 2002 relating to these charges were $0.5 million and $1.3 million, respectively.

13.	Alliance

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

The Company recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance of $7.3 million and $6.0 million for the current and prior year quarters, respectively, and $25.1 million and $23.7 million for the current and prior year-to-date periods, respectively.

In the fourth quarter of fiscal 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represented 50% of the expected severance and dismantlement costs of closing this plant. Now that the project is substantially complete the Company’s actual share of the severance and dismantlement costs is currently estimated to be $11.5 million. Accordingly, the Company has reflected a reduction of previously recorded amounts of $3.5 million in the accompanying Consolidated Statements of Operations. Subsequent to the shut down, the Company and DuPont continue to share the cash fixed costs eliminated as a result of the Cape Fear shut down and also share the other manufacturing costs savings and synergies from the Alliance.

At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value within a range of $300.0 million to $600.0 million, subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million. See Footnote 15 for additional information involving the Alliance.

14.	Credit Agreement

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

The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of March 30, 2003 the Company had no outstanding borrowings, and had availability of $98.8 million, under the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at March 30, 2003, was 3.8%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At March 30, 2003, the Company was in compliance with all covenants under the Credit Agreement.

15.	Commitments and Contingencies

As further described in Footnote 13 “Alliance,” effective June 1, 2000, the Company and DuPont initiated a manufacturing alliance. In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. As further discussed in Part II, Item 1. “Legal Proceedings,” DuPont has filed a Demand for and Notice of Arbitration and Unifi has responded with an Answer and Counterclaim. DuPont’s claims approximated $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company was in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300.0 million to $600.0 million, as set forth in the Alliance Agreements. Of these damages, approximately $71.0 million related to DuPont’s contention that after creation of the Alliance, until and unless the Alliance assets are running at full capacity, Unifi should buy all of its external POY needs from DuPont, thus, taking business away from Unifi’s other third party POY suppliers. Unifi does not agree that it was or is obligated to purchase these volumes of POY from DuPont. Had Unifi purchased these volumes of POY from Dupont, the Company believes that the prices it would have paid DuPont for such POY purchases would have been approximately at or below the prices it actually paid to its other third party POY suppliers. The remaining damages asserted by DuPont related to an alleged approximately $8.0 million issue regarding capacity utilization in the Alliance manufacturing facilities and approximately $6.0 million in interest.

Scheduled arbitration hearings concluded on January 23, 2003 and the Company received an initial order dated March 26, 2003 from the Arbitration Panel stating that Unifi had not committed a “substantial breach” of the Alliance agreements, and consequently DuPont cannot terminate the Alliance or exercise its right to sell (“Put”) its U.S. polyester filament business to the Company at this time. Additionally, the Arbitration Panel determined that DuPont did not breach its “obligations and undertakings” thereby resulting in no “material adverse effect”, each as defined in the Alliance agreements, on the POY business. Accordingly, the terms of the Put exercisable by DuPont in June 2005 remain in effect, as described in the Alliance agreements.

Additionally, with respect to DuPont’s previously disclosed claims for approximately $85.0 million and Unifi’s counterclaims, the Arbitration Panel ruled that the Company had violated certain provisions of the Alliance agreements and that DuPont had misinterpreted certain provisions of the Alliance agreements.

Based upon decisions reached by the Arbitration panel to date and damages calculations submitted by Unifi and Dupont based upon these decisions, the Company believes that the damages associated with Dupont’s $85.0 million claim to be in the range of $2.0 million to $17.0 million, inclusive of interest. Accordingly, the Company has recorded a provision for damages, equal to the minimum amount of the range, in the amount of $2.0 million in the March quarter. It is expected that the Arbitration Panel will issue its final award prior to the end of May, and that the amount of such final damages could have a material effect on Unifi’s results of operations. The Company has also included arbitration expenses, previously included in selling, general and administrative expenses, as part of its arbitration costs and expenses in its Consolidated Statements of Operations. Such expenses amounted to $0.4 million and $3.3 million for the quarter and nine months ended March 30, 2003, respectively.

The Arbitration Panel also reaffirmed its decision to dismiss $17.6 million of the aforementioned DuPont claim, as this claim was not properly brought before the Arbitration Panel. However, DuPont continues to pursue collection of this claim. The Company continues to deny these assertions.

16.	Subsequent Events

In April 2003, the Company completed a restructuring of its U.S. operations designed to enhance organizational effectiveness and improve its cost structure. The changes will result in the elimination of 600 domestic positions, or approximately 15 percent of the Company’s U.S.-based workforce. The Company expects to take a charge of approximately $11.0 million in the June quarter associated with these changes.

Additionally, the Company has also initiated restructuring of its European operations which is expected to result in the elimination of approximately 250 hourly and staff positions. The amount of the charge associated with this restructuring is not yet determinable, but is expected to be material to Unifi’s results of operations.

At its meeting on April 24, 2003, the Company’s Board of Directors reinstituted the Company’s previously authorized stock repurchase plan. There is remaining authority for the Company to repurchase approximately 8.6 million shares of its common stock under the repurchase plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

Consolidated net sales increased from $213.5 million to $219.6 million, or 2.9%, for the quarter and decreased 2.3% for the year-to-date period. Unit volume increased 8.2% for the quarter and increased 3.1% for the year-to-date period, while average net selling prices decreased by 5.3% and 5.4% for the quarter and year-to-date periods, respectively, as a result of sales price declines and a change in product mix.

At the segment level, polyester accounted for 76% and 73% of dollar net sales and nylon accounted for 24% and 27%, of dollar sales for the quarter and year-to-date periods, respectively.

Polyester

Dollar sales for our polyester segment for the quarter and for the year-to-date periods, increased 5.9% and decreased 0.7%, respectively, compared with the prior year periods. Domestic polyester unit volume for the fiscal 2003 third quarter and year-to-date periods increased 9.8% and 4.1%, respectively, compared to the prior year periods. Average selling prices for the fiscal year 2003 third quarter and year-to-date periods declined 3.2% and 4.0%, respectively, as a result of reduced selling prices and a change in product mix.

Sales in local currency for our Brazilian operation increased 89.2% for the quarter primarily due to a 30.5% increase in unit volume and an increase in average unit selling prices of 45.0%. For the nine month period, sales in local currency for the Brazilian operation increased 63.1% primarily due to a 20.6% increase in unit volume and a 35.2% increase in average unit selling prices. The increase in selling prices for the quarter and nine month periods is primarily due to the devaluation of the Brazilian Real. Sales in local currency of our Irish operation were unchanged for the quarter and decreased 1.0% for the nine month period, primarily due to reductions in unit volumes of 3.5% and 3.3%, respectively, which were offset by increases in average unit selling prices of 3.6% for the current quarter and 5.2% for the nine month period. The movement in currency exchange rates from the prior year to the current year adversely affected current quarter and year-to-date sales translated to U.S. dollars for the Brazilian operation. U.S. dollar net sales were $9.3 million and $20.2 million less than what sales would have been reported using prior year translation rates for the quarter and year-to-date, respectively, with this effect attributable to the change in the exchange rate between the U.S. dollar and the Brazilian Real.

Gross profit for our polyester segment increased $4.4 million to $16.4 million in the quarter and increased $8.6 million to $46.5 million for the nine month period. The increase in gross profit for the quarter and nine month periods is primarily due to an increase in unit volumes and lower manufacturing costs at our domestic and Brazilian operations. The DuPont alliance accounted for a $7.3 million benefit and $6.0 million benefit for the current and prior year quarter, respectively, and accounted for year-to-date benefits of $25.1 million and $23.7 million for the current and prior year-to-date periods.

Selling, general and administrative expenses allocated, based on various cost drivers, to the polyester segment increased from 5.9% of net sales in the prior year March quarter to 6.2% in the current quarter, and from 5.8% of net sales in the prior year nine month period to 6.2% in the current nine month period. On a dollar basis, selling, general and administrative expenses increased $1.2 million to $10.4 for the current quarter and increased $1.9 million to $29.2 million for the current nine month period compared with prior year periods.

Nylon

Dollar sales for our nylon segment for the current year quarter and year-to-date periods declined 5.5% and 6.4%, respectively, compared with prior year periods. Nylon unit volume for the March quarter and year-to-date periods declined 2.8% and 3.3%, respectively, compared to the prior year periods. Domestic nylon pricing decreased 2.8% for the quarter and 3.3% for the nine month period.

Gross profit for our nylon segment decreased $0.8 million to $2.0 million in the quarter and decreased $3.4 million to $9.4 million for the nine month period. Manufacturing unit costs continue to remain substantially unchanged, as a result, the decline in selling price had a direct unfavorable effect on gross profit for the nine months.

Selling, general and administrative expenses allocated to the nylon segment increased from 4.6% of net sales in the prior year’s March quarter to 6.4% in the current quarter, and from 4.1% in the prior year’s nine month period to 5.4% in the current nine month period. On a dollar basis, selling, general and administrative expenses increased $0.8 million to $3.4 million for the March quarter and increased $1.9 million to $9.4 million for the year-to-date period.

Corporate

In addition to selling general and administrative expenses allocated to the polyester and nylon segments, the Company also incurred general and administrative expenses for the current quarter and year-to-date period in the amount of $0.4 million and $1.0 million, respectively, which were not allocated to segments. These expenses are primarily associated with costs incurred by the Company’s Asian sales office. As a result, total selling, general and administrative expenses were $14.2 million or 6.5% of net sales for the quarter and $39.7 million, or 6.2% of net sales for the year-to-date period. For the prior year quarter and nine month periods, selling, general and administrative expenses were $14.0 million, or 6.6% of net sales, and $37.1 million, or 5.6% of net sales, respectively.

Interest expense decreased $0.3 million to $4.5 million in the current quarter and decreased $2.1 million to $15.1 million for the current year-to-date period. The decrease in interest expense for the nine months reflects lower average debt outstanding. The weighted average interest rate on outstanding debt at March 30, 2003, was 6.7% compared to 6.1% at March 24, 2002.

Other income and expense for the current and prior year quarters includes $0.0 million and $1.7 million, respectively, for the provision of bad debts. For the current year-to-date period, the provision for bad debts was $2.1 million compared to $3.5 million for the prior year-to-date period, and for the current nine month period, other income and expense was favorably impacted by the recognition in income of non-refundable fees collected in the amount of $1.0 million associated with our technology license agreement with Tuntex (Thailand). Other income and expense was positively impacted during the prior year quarter and year-to-date periods by gains on the sale of non-operating assets of $2.8 million and $5.7 million, respectively, and negatively impacted by a non-cash loss of $1.3 million from the sale of the remaining assets of Unifi Technology Group.

Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC, Micell Technologies, Inc., Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $3.2 million in the third quarter of fiscal 2003 compared with losses of $2.9 million for the corresponding prior year quarter. For the year-to-date period, equity in net earnings of these affiliates totaled $9.4 million compared to a net loss of $4.6 million in the prior year. Additional details regarding the Company’s investments in unconsolidated equity affiliates and alliance follows:

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

Through March 30, 2003 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

As a result of the above, in the December quarter, management of the joint venture determined that it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets, approximating $26.3 million, may not be recoverable. During the December quarter, a test of the recoverability of its long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. The joint venture produces approximately 20.0 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC, which manufactures and sells open-end and air jet spun cotton, and a 16.1% interest in Micell Technologies, Inc., a company still in its developmental stage.

Condensed balance sheet information as of March 30, 2003 and income statement information for the quarter and year-to-date periods ended March 30, 2003, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

March 30,
2003

Current assets	$234,355
Noncurrent assets	183,826
Current liabilities	32,504
Shareholders’ equity and capital accounts	311,902

	Quarter Ended	For the Nine Months Ended
	March 30, 2003	March 30, 2003

Net sales	$113,318	$339,382
Gross profit	15,116	44,908
Income from operations	9,003	27,672
Net income	8,812	27,814

In June 2000 the Company and Dupont formed an Alliance to integrate each company’s polyester partially oriented yarn (POY) manufacturing facilities into a single production unit to enable each company to match production with the best assets available, significantly improving product quality and yields. On April 4, 2001, DuPont shut its Cape Fear POY facility allowing for the acceleration of the benefits of the Alliance by shutting down older filament manufacturing operations and transferring production to lower cost, more modern and flexible assets. As a result of DuPont shutting down the Cape Fear facility the Company recognized, in the fourth quarter of 2001, a $15.0 million charge for its 50% share of the severance and costs to dismantle the facility. Now that the project is substantially complete the Company’s actual share of the severance and dismantlement costs is currently estimated to be $11.5 million. Accordingly, in the March 2003 quarter, the Company has reflected a reduction of the previously accrued liability of $3.5 million in the Consolidated Statements of Operations. Subsequent to the shut down, the Company and DuPont continue to share the cash fixed costs eliminated as a result of the Cape Fear shut down and also share the other expected costs savings and synergies from the Alliance.

In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. DuPont has filed a Demand for and Notice of Arbitration and Unifi has responded with an Answer and Counterclaim. DuPont’s claims approximated $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company was in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300.0 million to $600.0 million, as set forth in the Alliance Agreements.

Scheduled arbitration hearings concluded on January 23, 2003 and the Company received an initial order dated March 26, 2003 from the Arbitration Panel stating that Unifi had not committed a “substantial breach” of the Alliance agreements, and consequently DuPont cannot terminate the Alliance or exercise its right to sell (“Put”) its U.S. polyester filament business to the Company at this time. Additionally, the Arbitration Panel determined that DuPont did not breach its “obligations and undertakings” thereby resulting in no “material adverse effect”, each as defined in the Alliance agreements, on the POY business. Accordingly, the terms of the Put exercisable by DuPont in June 2005 remain in effect, as described in the Alliance agreements.

Based upon decisions reached by the Arbitration panel to date and damages calculations submitted by Unifi and Dupont based upon these decisions, the Company believes that the damages associated with Dupont’s $85.0 million claim to be in the range of $2.0 million to $17.0 million, inclusive of interest. Accordingly, the Company has recorded a provision for damages, equal to the minimum amount of the range, in the amount of $2.0 million in the March quarter. It is expected that the Arbitration Panel will issue its final award prior to the end of May, and that the amount of such final damages could have a material effect on Unifi’s results of operations. The Company has also included arbitration expenses, previously included in selling, general and administrative expenses, as part of its arbitration costs and expenses in its Consolidated Statements of Operations. Such expenses amounted to $0.4 million and $3.3 million for the quarter and nine months ended March 30, 2003, respectively.

The minority interest benefit was $1.2 million in the current year fiscal quarter compared to $0.0 million in the prior year third quarter. The minority interest expense was $2.4 million for the year-to-date period compared to $0.9 million in the prior year-to-date period. The decrease in minority interest expense in the current quarter is due to operating losses and negative cash flows generated by our domestic natural textured polyester business venture (Unifi Textured Polyester, LLC) with Burlington Industries, Inc., which has historically represented substantially all of the minority interest charge.

During fiscal years 2001 and 2002, the Company recorded charges of $9.0 million for severance and employee termination related costs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, and the reorganization of administrative functions. The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the nine months ended March 30, 2003:

	Balance at	Fiscal 2003	Fiscal 2003	Balance at
(Amounts in thousands)	June 30, 2002	Charge	Cash Payments	Mar. 30, 2003

Accrued Severance Liability	$1,273	$—	$(728)	$545

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are July, 2003 and March, 2004, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 30,	June 30,
	2003	2002

Foreign currency purchase contracts:
Notional amount	$4,398	$3,011
Fair value	4,192	3,114

Net (gain) loss	$206	$(103)

Foreign currency sales contracts:
Notional amount	$17,531	$17,256
Fair value	16,618	16,769

Net (gain) loss	$(913)	$(487)

For the quarter ended March 30, 2003 and March 24, 2002, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.0 million and $0.1 million, respectively. For the year-to-date periods ending March 30, 2003 and March 24, 2002, the total impact of foreign currency related items was a pre-tax gain of $0.6 million and a pre-tax loss of $2.8 million, respectively.

As a result of the above, the Company realized net income of $1.1 million, or $.02 per share for the current quarter, compared to a net loss of $3.6 million, or $.07 loss per share, for the corresponding quarter of the prior year, and net income of $3.3 million or $.06 per share for the current year-to-date period compared to a net loss of $42.3 million or $.79 loss per share for the prior year-to-date period. The loss for the prior year nine month period includes a charge for a cumulative effect of accounting change of $37.9 million, or $.71 per share.

Liquidity and Capital Resources

Cash generated from operations was $87.9 million for the nine months ended March 30, 2003, compared to $66.3 million for the corresponding period of the prior year. The primary sources of cash from operations, other than net income, were decreases in accounts receivable of $6.7 million, net income tax recoveries of $13.4 million, increases in accounts payable of $13.0 million, and depreciation and amortization aggregating $55.1 million. Offsetting these sources of cash from operations was an increase in inventories of $4.1 million and decreases in accrued liabilities of $4.1 million. All working capital changes have been adjusted to exclude currency translation effects.

The Company ended the current quarter with working capital of $195.2 million, which included cash and cash equivalents of $66.5 million.

The Company utilized $14.4 million for net investing activities and $26.1 million in net financing activities during the current year-to-date period. Significant cash expenditures during this period included $19.0 million for capital expenditures, which included the purchase of the corporate office building for $7.5 million from the Unifi, Inc. Retirement Savings Plan, partially offsetting the capital expenditures, the Company received cash proceeds of $3.8 million from the repayment of a loan by an equity affiliate. Also, the Company repaid $26.1 million of debt during this period.

At March 30, 2003 the Company was not committed for the purchase of any significant capital expenditures. The Company anticipates that capital expenditures for fiscal 2003 will approximate $22.0 million to $25.0 million.

The Company periodically evaluates the carrying value of its polyester and nylon operations long-lived assets, including property, plant and equipment and intangibles as well as its investments in equity affiliates, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. See Note 11 to the Condensed Consolidated Financial Statements.

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

The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of March 30, 2003, the Company had no outstanding borrowings, and had availability of $98.8 million under the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at March 30, 2003, was 3.8%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At March 30, 2003, the Company was in compliance with all covenants under the Credit Agreement.

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

In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. As further discussed in Note 15 to the Condensed Consolidated Financial Statements and in Part II, Item 1. “Legal Proceedings,” DuPont has filed a Demand for and Notice of Arbitration and Unifi has responded with an Answer and Counterclaim. DuPont’s claims approximated $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company was in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300.0 million to $600.0 million, as set forth in the Alliance Agreements.

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

Scheduled arbitration hearings concluded on January 23, 2003, and the Company received an initial order dated March 26, 2003 from the Arbitration Panel stating that Unifi had not committed a “substantial breach” of the Alliance agreements, and consequently DuPont cannot terminate the Alliance or exercise its right to sell (“Put”) its U.S. polyester filament business to the Company at this time. Additionally, the Arbitration Panel determined that DuPont did not breach its “obligations and undertakings” thereby resulting in no “material adverse effect”, each as defined in the Alliance agreements, on the POY business. Accordingly, the terms of the Put exercisable by DuPont in June 2005 remain in effect, as described in the Alliance agreements.

Additionally, with respect to DuPont’s previously disclosed claims for approximately $85.0 million and Unifi’s counterclaims, the Arbitration Panel ruled that the Company had violated certain provisions of the Alliance agreements and that DuPont had misinterpreted certain provisions of the Alliance agreements.

Based upon decisions reached by the Arbitration panel to date and damages calculations submitted by Unifi and Dupont based upon these decisions, the Company believes that the damages associated with Dupont’s original $85.0 million claim to be in the range of $2.0 million to $17.0 million, inclusive of interest. Accordingly, the Company has recorded a provision for damages in the amount of $2.0 million in the March quarter. It is expected that the Arbitration Panel will issue its final award prior to the end of May, and that the amount of such final damages could have a material effect on Unifi’s results of operations. The Company has also included arbitration expenses, previously included in selling, general and administrative expenses, as part of its arbitration costs and expenses in its Consolidated Statements of Operations. Such expenses amounted to $0.4 million and $3.3 million for the quarter and nine months ended March 30, 2003, respectively.

The Arbitration Panel also reaffirmed its decision to dismiss $17.6 million of the aforementioned DuPont claim, as this claim was not properly brought before the Arbitration Panel. However, DuPont continues to pursue collection of this claim. The Company continues to deny these assertions.

In April 2003, the Company completed a restructuring of its U.S. operations designed to enhance organizational effectiveness and improve its cost structure. The changes will result in the elimination of 600 domestic positions, or approximately 15 percent of the Company’s U.S.-based workforce. The Company expects to take a charge of approximately $11.0 million in the June quarter associated with these changes.

Additionally, the Company has also initiated restructuring of its European operations which is expected to result in the elimination of approximately 250 hourly and staff positions. The amount of the charge associated with this restructuring is not yet determinable, but is expected to be material to Unifi’s results of operations.

At its meeting on April 24, 2003 the Company’s Board of Directors reinstituted the Company’s previously authorized stock repurchase plan. There is remaining authority for the Company to repurchase approximately 8.6 million shares of its common stock under the repurchase plan.

The current business climate for U.S. based textile manufacturers continues to remain very challenging due to pressures from the importation of fiber, fabric and apparel, excess capacity, currency imbalances and weaknesses at retail. This situation presents a difficult business environment, and significant sustainable improvements cannot be assured presently. This highly competitive environment has impacted the markets in which the Company competes, both domestically and abroad. Consequently, management has taken consolidation and cost reduction actions in an effort to align our capacity with current market demands. Should business conditions worsen the Company is prepared to take such further actions as deemed necessary to align our capacity and cost structure with market demands. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet working capital and long-term investment needs, reinstitute its stock repurchase program and pursue strategic business opportunities.

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

     Interest Rate Risk: The Company is exposed to interest rate risk through its borrowing activities, which are further described in Footnote 14 “Credit Agreement.” Substantially all of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.

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

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are July, 2003 and March, 2004, respectively.

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 30,	June 30,
	2003	2002

Foreign currency purchase contracts:
Notional amount	$4,398	$3,011
Fair value	4,192	3,114

Net (gain) loss	$206	$(103)

Foreign currency sales contracts:
Notional amount	$17,531	$17,256
Fair value	16,618	16,769

Net (gain) loss	$(913)	$(487)

     The fair values of the foreign exchange forward contracts at the respective period-end dates are based on period-end forward currency rates. For the quarters ended March 30, 2003 and March 24, 2002, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.0 million and $0.1 million, respectively. For the year-to-date periods ending March 30, 2003 and March 24, 2002, the total impact of foreign currency related items was a pre-tax gain of $0.6 million and a pre-tax loss of $2.8 million, respectively.

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

     On or about February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont (the “Notice”), alleging, among other things, breach of contract, quantum meruit/unjust enrichment, and breach of the implied covenant of good faith and fair dealing. DuPont’s claims approximated to $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company was in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price of $300.0 million to $600.0 million, as set forth in the Alliance Agreements.

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

     Scheduled arbitration hearings concluded on January 23, 2003, and the Company received an initial order dated March 26, 2003 from the Arbitration Panel stating that Unifi had not committed a “substantial breach” of the Alliance agreements, and consequently DuPont cannot terminate the Alliance or exercise its right to sell (“Put”) its U.S. polyester filament business to the Company at this time. Additionally, the Arbitration Panel determined that DuPont did not breach its “obligations and undertakings” thereby resulting in no “material adverse effect”, each as defined in the Alliance agreements, on the POY business. Accordingly, the terms of the Put exercisable by DuPont in June 2005 remain in effect, as described in the Alliance agreements.

     Additionally, with respect to DuPont’s previously disclosed claims for approximately $85.0 million and Unifi’s counterclaims, the Arbitration Panel ruled that the Company had violated certain provisions of the Alliance agreements and that DuPont had misinterpreted certain provisions of the Alliance agreements.

     Based upon decisions reached by the Arbitration panel to date and damages calculations submitted by Unifi and Dupont based upon these decisions, the Company believes that the damages associated with Dupont’s $85.0 million claim to be in the range of $2.0 million to $17.0 million, inclusive of interest. Accordingly, the Company has recorded a provision for damages in the amount of $2.0 million in the March quarter. It is expected that the Arbitration Panel will issue its final award prior to the end of May, and that the amount of such final damages could have a material effect on Unifi’s results of operations. The Company has also included arbitration expenses, previously included in selling, general and administrative expenses, as part of its arbitration costs and expenses in its Consolidated Statements of Operations. Such expenses amounted to $0.4 million and $3.3 million for the quarter and nine months ended March 30, 2003, respectively.

     The Arbitration Panel also reaffirmed its decision to dismiss $17.6 million of the aforementioned DuPont claim, as this claim was not properly brought before the Arbitration Panel. However, DuPont continues to pursue collection of this claim. The Company continues to deny these assertions.

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits

(99a)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(99b)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

On March 26, 2003 the Company filed Form 8-K with the Securities and Exchange Commission. The filing reported that the Company received an initial order from the Arbitration Panel concerning its ongoing arbitration proceeding with DuPont.

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date:	May 13, 2003	ROBERT J. KOCOUREK

Robert J. Kocourek
Vice President and Chief Financial Officer (Mr. Kocourek is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	BRIAN R. PARKE

Brian R. Parke
President and Chief Executive Officer

I, Robert J. Kocourek, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Unifi, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Unifi, Inc. as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	ROBERT J. KOCOUREK

Robert J. Kocourek
Vice President and Chief Financial Officer