Form 10-K
period 2003-06-29
UNIFI INC
filed 2003-09-22
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 29, 2003

    OR

     ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to

Commission file number 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 19109 – 7201 West Friendly Avenue Greensboro, NC	27419-9109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 294-4410

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

      As of December 27, 2002, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $253,772,733.

      Number of shares outstanding as of September 2, 2003: 52,643,352

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of the Shareholders of Unifi, Inc., to be held on October 22, 2003, are incorporated by reference into Part III.

      Exhibits, Financial Statement Schedules and Reports on Form 8-K index is located on pages 59 through 61.

PART I

Item 1.     Business

General Business Development

      Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the “Company” or “Unifi”), is a diversified producer and processor of textile yarns with manufacturing operations in the U.S., Ireland, the U.K. and South America. The Company is primarily engaged in the processing of synthetic yarns in two business segments, polyester and nylon. The polyester segment is comprised of textured, dyed, twisted and beamed yarns with sales to knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, industrial and other end use markets. The nylon segment is comprised of textured nylon and covered spandex products with sales to knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end use markets. See Footnote 2 “Acquisitions and Divestures” and Footnote 11 “Investment in Unconsolidated Affiliates” of this Annual Report on Form 10-K (the “Report”) for information concerning recent mergers, acquisitions, alliances and consolidations of the Company’s business.

Financial Information About Segments

      See Footnote 9 “Business Segments, Foreign Operations and Concentrations of Credit Risk” of this Report for further information regarding the financial information about these segments.

Description of Business

      The Company processes synthetic polyester and nylon yarns. The texturing process, which is common to both polyester and nylon, involves the processing of partially oriented yarn (“POY”), which is either natural or solution dyed raw polyester or natural nylon filament fiber. POY is made from small polymer beads that are melted and extruded through microscopic holes to form a single filament. Texturing POY involves the use of high-speed machines to draw heat and twist the POY to produce yarn having various physical characteristics, depending on its ultimate end use. This process gives the yarn greater bulk, strength, stretch, consistent dyeability and a softer feel, thereby making it suitable for use in knitting and weaving of fabrics. The polyester and nylon yarns produced by the Company can be sold externally or further processed internally. Additional processing for our polyester segment includes package dyeing, twisting and beaming. Package dyeing allows the Company to match customer specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting involves wrapping two filament yarns together, which can be sold for such uses as sewing thread, home furnishings and apparel. Beaming places both textured yarn and unprocessed POY on beams to be used by customers in knitting and weaving applications. Further processing for the nylon segment mostly includes covering, which involves the wrapping or air entangling of filament or spun yarn around a core yarn. This process enhances a fabric’s ability to stretch, recover its original shape, and resist wrinkles.

      Sources and Availability of Raw Materials: Effective June 1, 2000, Unifi and E. I. DuPont de Nemours and Company (“DuPont”), began operating their America’s manufacturing alliance (the “Alliance”) to produce polyester filament yarn. The objective of the Alliance is to reduce operating costs through collectively planning and operating both companies’ POY facilities as a single production unit, although Unifi and DuPont continue to own their respective manufacturing facilities. Unifi’s manufacturing facility is located in Yadkinville, North Carolina and DuPont’s remaining facility is in Kinston, North Carolina. The resulting asset optimization, along with the sharing of manufacturing technologies, are intended to result in significant quality and yield improvements and product innovations. See Footnote 16 “Alliance” of this Report for further information.

      See Part I, Item 3. “Legal Proceedings” for further discussion regarding the results of recent arbitration matters regarding the Alliance.

      The primary third party suppliers of POY to the Company’s polyester segment are DuPont, Nanya Plastics Corp. of America (“Nanya”) and Reliance Industries, Ltd. The majority of Company POY for domestic use is produced by the Alliance. In addition, the Company has a polyester POY manufacturing facility in Ireland. The production of POY is comprised of two primary processes, polymerisation (performed in Ireland only) and spinning (performed in both Ireland and Yadkinville). The polymerisation process is the production of polymer by a chemical reaction involving terephthalic acid and ethylene glycol, which are combined to form chip. The spinning process involves the extrusion and melting of chip to form molten polymer. The molten polymer is then extruded through spinnerettes to form continuous multi-filament raw yarn. Raw materials purchased to manufacture POY are supplied by Nanya for domestic production and by DuPont, BP Chemicals and Dow Chemical for our Irish operation.

      The primary suppliers of POY to the Company’s nylon segment are U.N.F. Industries Ltd (U.N.F.), DuPont and Universal Premier Fibers LLC (formerly Cookson Fibers, Inc.). U.N.F. is a 50/50 joint venture formed on September 27, 2000, between Unifi and Nilit Ltd., located in Israel. The joint venture produces approximately 20.0 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY production is being utilized in the Company’s domestic nylon texturing and covering operations.

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

      Customers: The Company, in fiscal year ended June 29, 2003, sold its polyester yarns to approximately 1,360 customers and its nylon yarns to approximately 250 customers. Neither the polyester reporting segment nor the nylon reporting segment had sales to any one customer in fiscal year 2003 either individually or combined (for shared customers) in excess of 10% of the Company’s consolidated revenues. However, both the Poly and Nylon segments each have one customer that exceeds 10% of net sales for the respective business segment.

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

      Competitive Conditions: The textile industry in which the Company currently operates is keenly competitive. The Company processes and sells both high-volume commodity products and more specialized yarns both domestically and internationally into many end-use markets. Pricing is highly competitive with innovation, product quality and customer service being essential for differentiating the competitors within the industry. Product innovation gives our customers competitive advantages, while product quality is an important factor for improving our customers’ manufacturing efficiencies. The Company’s polyester and nylon segments compete in a worldwide market with a number of other foreign and domestic producers of such yarns. In the sale of polyester filament yarns, major domestic competitors are Dillon Yarn Company, Inc., Spectrum Dyed Yarns, Inc., KOSA and Teijin AKRA, S.A. de C.V.; and in the sale of nylon yarns, major domestic competitors are Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc. Additionally, there are numerous foreign competitors that not only sell polyester and nylon yarns in the United States but also import foreign sourced fabric and apparel into the United States and other countries in which the Company does business which adversely impacts the sale of Company polyester and nylon yarns. General economic conditions, such as interest rates, currency exchange rates and inflation rates that exist in different countries have a significant impact on the Company’s competitiveness, as do various country-to-country trade agreements and restrictions.

      Research and Development: The estimated amount spent during each of the last three fiscal years on Company-sponsored and customer-sponsored research and development activities is considered immaterial.

      Compliance with Government Environmental Regulations: Management believes that the operation of the Company’s production facilities and the disposal of waste materials are substantially in compliance with applicable federal, state and local laws and regulations and that there are no material ongoing or anticipated capital expenditures associated with environmental control facilities necessary to remain in compliance with such provisions. The Company incurs normal operating costs associated with the discharge of materials into the environment but does not believe that these costs are material or inconsistent with other domestic competitors.

      Employees: The number of full-time active employees of the Company is approximately 4,500.

Financial Information about Geographic Areas

      See Footnote 9 “Business Segments, Foreign Operations and Concentrations of Credit Risk” of this Report for further information regarding the financial information about geographic areas.

Available Information

      The Company’s Internet address is: www.unifi-inc.com. Copies of the Company’s reports filed with the Securities and Exchange Commission (“Commission”) may be obtained without charge by accessing the Company’s web site as soon as practicable after such material is electronically filed with or furnished to the Commission or by writing Mr. Willis C. Moore at Unifi, Inc. P.O. Box 19109 Greensboro, North Carolina 27419-9109.

Item 2.     Properties

      Following is a summary of principal properties owned or leased by the Company:

Polyester Segment Properties

      Domestic:

Yadkinville, North Carolina — six plants and two warehouses
Reidsville, North Carolina — one plant
Staunton, Virginia — one plant and one warehouse
Fort Payne, Alabama — one central distribution center

      Foreign:

Letterkenny, Ireland — four plants
Carrickfergus, Ireland — two warehouses
Manchester, England — one plant including administration offices
Alfenas, Brazil — one plant and one warehouse
Sao Paulo, Brazil — one corporate office

Nylon Segment Properties

      Domestic:

Madison, North Carolina — one plant and three warehouses
Mayodan, North Carolina — four plants

      Foreign:

Bogota, Colombia — one plant

      In addition to the above properties, the corporate administrative office for both segments is located at 7201 West Friendly Ave. in Greensboro, North Carolina. Such property consists of a building containing approximately 100,000 square feet located on a tract of land containing approximately 9 acres. This property was purchased at fair market value from the Unifi, Inc. Retirement Savings Plan in August 2002, prior to which, the Company leased this property from the Plan.

      All of the above facilities are owned in fee simple, with the exception of two United States plants, one of which is leased from Bank of America Leasing and Capital LLC pursuant to a Sales-leaseback Agreement entered on May 20, 1997, as amended; the second of which is leased pursuant to a lease agreement entered into with Glen Raven, Inc. (“Glen Raven”); two warehouses in Carrickfergus, Ireland; the office in Sao Paulo, Brazil; and the plant and office location in Manchester, England. Management believes all the properties are well maintained and in good condition. In fiscal year 2003, the Company’s manufacturing plants in the U.S. and Ireland operated moderately below capacity. Accordingly, Management does not perceive any capacity constraints in the foreseeable future.

      The Company leases sales offices and/or apartments in New York; Coleshill, England; Oberkotzau, Germany; Lyon, France Desenzano, Italy, and Hong Kong, China. The sales office in Desenzano, Italy was closed at the end of the fiscal year.

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

      On or about February 5, 2002, the Company received a Demand For And Notice Of Arbitration from DuPont (the “Notice”), alleging, among other things, breach of contract, quantum meruit/unjust enrichment, and breach of the implied covenant of good faith and fair dealing. DuPont’s claims approximated to $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company was in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price within a range of $300.0 million to $600.0 million, as set forth in the Alliance Agreements.

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

      On October 4, 2002, in response to a Pre-Hearing Order of the Arbitration Panel, the Company received information from E.I. DuPont De Nemours and Company (“DuPont”) concerning the damages alleged in connection with the previously disclosed arbitration proceeding relating to their POY Manufacturing Alliance (the “Alliance”). DuPont alleged damages from its previous breach of contract claims and certain previously unasserted claims during the course of the Alliance from June 1, 2000 through September 30, 2002 of approximately $85.0 million.

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

      Scheduled arbitration hearings concluded on January 23, 2003 and the Company received, in the March and June quarters of the 2003 fiscal year, orders from the Arbitration Panel stating that Unifi had not committed a “substantial breach” of the Alliance agreements, and consequently DuPont cannot terminate the Alliance or exercise its right to sell (“Put”) its U.S. polyester filament business to the Company at this time.

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

      The Arbitration process concluded in June 2003 and, as a result, upon reviewing submissions from both companies, the Arbitration Panel awarded damages to Dupont, inclusive of interest, in the amount of approximately $16.0 million. Such damages were paid by the Company to Dupont in June 2003. The Company has also included arbitration expenses, previously included in selling, general and administrative expenses, as part of its arbitration costs and expenses in its Consolidated Statements of Operations. Such expenses amounted to $3.2 million and $1.1 million for the fiscal years ended June 29, 2003 and June 30, 2002, respectively.

      The Arbitration Panel also reaffirmed its decision to dismiss $17.6 million of the aforementioned DuPont claim, as this claim was not properly brought before the Arbitration Panel. However, DuPont continues to pursue collection of this claim. The Company continues to deny these assertions.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 29, 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol “UFI”. The following table sets forth the range of high and low closing prices of Unifi’s common stock as reported on the NYSE Composite Tape.

	High	Low

Fiscal year 2002:
First quarter ended September 23, 2001	$10.02	$7.04
Second quarter ended December 23, 2001	$9.15	$6.45
Third quarter ended March 24, 2002.	$8.90	$6.75
Fourth quarter ended June 30, 2002.	$11.25	$8.41
Fiscal year 2003:
First quarter ended September 29, 2002	$10.09	$6.20
Second quarter ended December 29, 2002	$6.98	$4.84
Third quarter ended March 30, 2003.	$6.08	$4.37
Fourth quarter ended June 29, 2003.	$7.02	$4.32

      As of September 2, 2003, there were 650 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 3,900 beneficial owners of its common stock.

      Effective July 16, 1998, the Board of Directors of the Company terminated the previously established policy of paying cash dividends equal to approximately 30% of the Company’s after tax earnings of the previous fiscal year. Consequently, no dividends have been paid in the past five fiscal years.

      At its meeting on April 24, 2003, the Company’s Board of Directors reinstituted the Company’s previously authorized stock repurchase plan. There is remaining authority for the Company to repurchase approximately 7.4 million shares of its common stock under the repurchase plan.

Item 6.	Selected Financial Data

	June 29, 2003	June 30, 2002	June 24, 2001	June 25, 2000	June 27, 1999
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Amounts in thousands, except per share data)
Summary of Operations:
Net sales	$849,116	$914,716	$1,131,157	$1,291,435	$1,262,278
Cost of sales	777,812	840,164	1,034,044	1,127,864	1,087,728

Gross profit	71,304	74,552	97,113	163,571	174,550
Selling, general and administrative expense	53,676	49,964	62,786	58,063	55,338
Provision for bad debts	3,936	6,285	8,202	8,694	1,129
Interest expense	19,900	22,956	30,123	30,294	27,459
Interest income	(1,883)	(2,559)	(2,549)	(2,772)	(2,399)
Other (income) expense	(1,350)	3,239	8,077	1,052	440
Equity in (earnings) losses of unconsolidated affiliates	(10,627)	1,704	(2,930)	2,989	(4,214)
Minority interest	4,769	—	2,590	9,543	9,401
Employee severance and related charges	16,893	—	7,545	—	—
Arbitration costs and expenses	19,185	1,129	—	—	—
Alliance plant closure costs (recovery)	(3,486)	—	15,000	—	—
Asset impairments and write downs	—	—	24,541	—	—

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(29,709)	(8,166)	(56,272)	55,708	87,396
Provision (benefit) for income taxes	(2,532)	(2,092)	(11,598)	17,675	28,369

Income (loss) before cumulative effect of accounting change	(27,177)	(6,074)	(44,674)	38,033	59,027
Cumulative effect of accounting change, net of tax	—	37,851	—	—	2,768

Net income (loss)	$(27,177)	$(43,925)	$(44,674)	$38,033	$56,259

Per Share of Common Stock:
Income (loss) before cumulative effect of accounting change (diluted)	$(.51)	$(.11)	$(.83)	$.65	$.97
Cumulative effect of accounting change (diluted)	—	(.71)	—	—	(.04)

Net income (loss) (diluted)	$(.51)	$(.82)	$(.83)	$.65	$.93

Balance Sheet Data:
Working capital	$183,973	$167,468	$66,038	$15,604	$216,897
Gross property, plant and equipment	1,214,915	1,179,770	1,209,927	1,250,470	1,231,013
Total assets	988,136	1,011,463	1,137,319	1,354,764	1,365,840
Long-term debt and other obligations	259,395	280,267	259,188	261,830	478,898
Shareholders’ equity	479,748	498,040	540,543	622,438	646,138

      The Arbitration costs and expenses include damages awarded to DuPont and all legal and related professional fees associated with the arbitration process. See Part I, Item 3 “Legal Proceedings,” for further information.

      The 2002 fiscal year cumulative effect of accounting change represents the write-off of goodwill associated with our nylon reporting segment. See Footnote 3 “Cumulative Effect of Accounting Change” of this Report for further information. The cumulative effect of accounting change for fiscal year 1999 involved the write-off of previously capitalized reengineering costs associated with software development.

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

Review of Fiscal Year 2003 Results of Operations (52 Weeks) Compared to Fiscal Year 2002 (53 Weeks)

      Following is a summary of operating income by segment for fiscal years 2003 and 2002, as reported regularly to the Company’s management:

	Polyester	Nylon	Total

	(Amounts in thousands)
Fiscal 2003
Net sales	$624,773	$224,343	$849,116
Cost of sales	563,066	214,200	777,266
Selling, general and administrative	39,571	12,719	52,290

Segment operating income (loss)	$22,136	$(2,576)	$19,560

Fiscal 2002
Net sales	$662,770	$251,986	$914,756
Cost of sales	605,898	236,986	842,884
Selling, general and administrative	37,115	10,243	47,358

Segment operating income	$19,757	$4,757	$24,514

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

Polyester Operations

      Fiscal 2003 polyester net sales decreased $38.0 million, or 5.7% compared to fiscal 2002. The decrease from fiscal year 2002 is primarily attributable to a continuing reduction of average unit prices and volumes as the effects of the weak economy and reduced consumer spending impacted textile and apparel manufacturers. Additionally, the importation of fabric and apparel primarily from Asia into the domestic market continues to erode the business of our U.S. based customers. For fiscal year 2003, global polyester sales volumes and average unit prices declined approximately 2.0% and 3.8%, respectively. Domestically, polyester sales volumes declined 2.0% while average unit prices declined approximately 6.2%. Sales from our Ireland operation, on a local currency basis, declined approximately 9.2%, which is primarily attributable to a reduction in volumes of 13.4%. The movement in currency exchange rates from 2002 to 2003 positively affected net sales translated to U.S. dollars for the Ireland operations by $13.1 million. Sales from our dyeing operation in England declined

5.4% over the prior year due to a 15.1% decreased in unit volume. Sales from our Brazilian texturing operation, on a local currency basis, increased 42.6% over the prior year due primarily to sales price adjustments for changes in the inflation index which were significant during the fiscal year and due to a 5.6% increase in volumes. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was a decrease of $26.6 million.

      Gross profit on sales for our polyester operations increased $4.8 million, or 8.5%, over fiscal year 2002, while gross margin (gross profit as a percentage of net sales) improved from 8.6% in fiscal year 2002 to 9.9% in fiscal year 2003. The improvement over the prior year is primarily attributable to a reduction in fixed and variable manufacturing costs which were 32.2% of net sales in fiscal year 2003 compared to 37.1% of net sales in fiscal year 2002. In addition, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Dupont Alliance of $34.6 million and $33.8 million for the fiscal years ended June 29, 2003 and June 30, 2002, respectively. Offsetting these improvements, fiber cost increased as a percent of net sales from 56.8% in fiscal year 2002 to 61.2% in fiscal year 2003.

      Selling, general and administrative expenses for this segment increased $2.5 million from 2002 to 2003. This increase was primarily due to an increase in professional fees associated with the cost reduction plan implemented in April 2003, an increase in training expenses related to the start-up of the Company’s Unifi University training initiative, and an increase in insurance premiums. While the methodology to allocate domestic selling, general and administrative costs remained consistent between fiscal year 2002 and fiscal year 2003, the percentage of such costs allocated to each segment are determined at the beginning of every year based on specific cost drivers. The polyester segment’s share of such costs for 2003 decreased approximately 1.8% as compared to 2002.

      Our international polyester pre-tax results of operations decreased significantly over the prior year. Pre-tax losses of the polyester segment’s European operations for fiscal year 2003 declined by $8.3 million over fiscal 2002. This is primarily attributable to the cost reduction initiative that the Company implemented in fiscal 2003 and the resulting $6.3 million charge recorded for employee severance in the fourth quarter. Pre-tax results of operations for the polyester segment’s Brazilian location improved $6.3 million in fiscal year 2003 over fiscal 2002. This improvement in the Brazilian operations reflects improved manufacturing efficiencies, an expanded customer base and continued efforts to increase sales of value-added products.

Nylon Operations

      Nylon net sales decreased $27.6 million, or 11.0% in fiscal 2003 compared to fiscal 2002. Unit volumes for fiscal 2003 decreased by 8.2%, while average sales prices, based on product mix, declined 3.0%. The reductions in sales volume and price continue to be primarily attributable to slower sales at retail resulting from the uncertain economy and consumer spending. Additionally, importation of fabric and apparel into the domestic market continues to erode the business of our U.S. based customers.

      Nylon gross profit decreased $4.9 million, or 32.4% in 2003 and gross margin decreased from 6.0% in 2002 to 4.5% in 2003. This was primarily attributable to reductions in per unit sales prices in excess of reduced unit costs for raw materials. Fixed and variable manufacturing costs remained constant at approximately 30.2% of net sales.

      Selling, general and administrative expense for the nylon segment increased $2.5 million in fiscal 2003. This increase is similar to the increase realized in the Polyester segment. See further discussion on selling, general and administrative expenses under the polyester segment above for further explanation.

Consolidated Operations

      Selling, general and administrative expenses for fiscal year 2003 that were not allocated to the segments totaled approximately $1.4 million. These unallocated selling, general and administrative expenses primarily include costs and expenses of Unifi Asia, Ltd., a wholly-owned subsidiary located in Hong Kong.

      For the year ended June 29, 2003, the Company recorded a $3.9 million provision for bad debts. This compares to $6.3 million recorded in the prior year. Fiscal year 2003 continued to be a challenging year for the

U.S. textile industry, particularly in the apparel sector while the financial viability of certain customers continues to require close management scrutiny in these difficult economic and industry conditions. Management believes that its reserve for uncollectible accounts receivable is adequate.

      Interest expense decreased from $23.0 million in fiscal 2002 to $19.9 million in fiscal 2003. The decrease in interest expense is a function of both lower levels of debt and lower weighted average interest rates throughout fiscal year 2002 compared to the preceding year. The Company had no outstanding borrowings on its domestic bank line at June 29, 2003, and has had no borrowings on the credit facility since October 3, 2002. At the end of the prior year, the Company had $23.0 million outstanding in funded bank debt. The weighted average interest rate of Company debt outstanding at June 29, 2003 ad June 30, 2002 was 6.3%. Interest income decreased from $2.5 million in 2002 to $1.9 million in 2003 due mostly to a reduction in the interest rate earned by the Brazilian operation on its bank deposits.

      Other income/expense changed from $3.2 million expense in 2002 to $1.3 million of income in 2003. The current year includes the recognition in income of non-refundable fees collected in the amount of $1.0 million associated with our technology license agreement with Tuntex (Thailand). The prior year expense includes net losses from the sale and write-down to net realizable value of property and equipment and other investments of $3.0 million.

      Equity in the net income, to the extent recognized, of our equity affiliates, Parkdale America, LLC. (the “LLC”), UNIFI-SANS Technical Fibers, LLC (“UNIFI-SANS”) and U.N.F. totaled $10.6 million in fiscal 2003 compared to equity in net losses of $1.7 million in fiscal 2002. The increase in net earnings is primarily attributable to improved earnings of the LLC, partially as a result of strong volumes and governmental rebate programs, and U.N.F.. UNIFI-SANS’ net loss remained substantially unchanged in 2003.

      In June 2000 the Company and Dupont formed an Alliance to integrate each company’s polyester partially oriented yarn (POY) manufacturing facilities into a single production unit to enable each company to match production with the best assets available, significantly improving product quality and yields. On April 4, 2001, DuPont shut its Cape Fear POY facility allowing for the acceleration of the benefits of the Alliance by shutting down older filament manufacturing operations and transferring production to lower cost, more modern and flexible assets. As a result of DuPont shutting down the Cape Fear facility the Company recognized, in the fourth quarter of 2001, a $15.0 million charge for its 50% share of the severance and costs to dismantle the facility. Now that the project is substantially complete the Company’s actual share of the severance and dismantlement costs is currently estimated to be $11.5 million. Accordingly, the Company has reflected a reduction of the previously accrued liability of $3.5 million in the Consolidated Statements of Operations. Subsequent to the shut down, the Company and DuPont continue to share the cash fixed costs eliminated as a result of the Cape Fear shut down and also share the other expected costs savings and synergies from the Alliance.

      In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. DuPont filed a Demand for and Notice of Arbitration and Unifi has responded with an Answer and Counterclaim. DuPont’s claims approximated $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company was in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price within a range of $300.0 million to $600.0 million, as set forth in the Alliance Agreements.

      Scheduled arbitration hearings concluded on January 23, 2003 and the Company received, in the March and June quarters of the 2003 fiscal year, orders from the Arbitration Panel stating that Unifi had not committed a “substantial breach” of the Alliance agreements, and consequently DuPont cannot terminate the Alliance or exercise its right to sell (“Put”) its U.S. polyester filament business to the Company at this time. Additionally, the Arbitration Panel determined that DuPont did not breach its “obligations and undertakings” thereby resulting in no “material adverse effect”, each as defined in the Alliance agreements, on the POY business. Accordingly, the terms of the Put exercisable by DuPont in June 2005 remain in effect, as described in the Alliance agreements.

      Additionally, with respect to DuPont’s previously disclosed claims for approximately $85.0 million and Unifi’s counterclaims, the Arbitration Panel ruled that the Company had violated certain provisions of the Alliance agreements and that DuPont had misinterpreted certain provisions of the Alliance agreements.

      The Arbitration process concluded in June 2003 and, as a result, upon reviewing submissions from both companies, the Arbitration Panel awarded damages to Dupont, inclusive of interest, in the amount of approximately $16.0 million. Such damages were paid by the Company to Dupont in June 2003. The Company has also included arbitration expenses, previously included in selling, general and administrative expenses, as part of its arbitration costs and expenses in its Consolidated Statements of Operations. Such expenses amounted to $3.2 million and $1.1 million for the fiscal years ended June 29, 2003 and June 30, 2002, respectively.

      The Arbitration Panel also reaffirmed its decision to dismiss $17.6 million of the aforementioned DuPont claim, as this claim was not properly brought before the Arbitration Panel. However, DuPont continues to pursue collection of this claim. The Company continues to deny these assertions.

      The Company recorded minority interest expense of $4.8 million for fiscal 2003 compared to $0.0 million in the prior year. The minority interest charge recorded in the consolidated financial statements primarily relates to the minority owner’s share of the earnings and cash flows of Unifi Textured Polyester, LLC (“UTP”). UTP realized no earnings, but generated net positive cash flows of $4.8 million in fiscal 2003, whereas, there was no cash generated in 2002. UTP was formed with Burlington Industries (“Burlington”) on May 29, 1998, whereby Unifi has an 85.42% ownership interest and Burlington has a 14.58% interest. For the first five years, Burlington was entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. Subsequent to June 2, 2003, earnings and cash flows of UTP are allocated based on the initial ownership percentages.

      The Company recognized a tax benefit in the current year, at a 8.5% effective tax rate compared to a tax benefit, before the cumulative effect of accounting change, at a 25.6% effective tax rate in fiscal 2002. A primary reason for the difference between the statutory and effective tax rate in both fiscal years 2003 and 2002 is that substantially no tax benefit was recognized on losses sustained by certain foreign subsidiaries, as the recoverability of such tax benefits through loss carryforwards was not assured. The current year effective tax rate was also negatively impacted due to an increase in the valuation allowance associated with certain deferred tax assets. Additionally, due to a change in the legal entity structure, a deferred tax asset associated with a state net operating loss carryforward was written off in the current year. For fiscal 2002, the Company’s effective rate was negatively impacted by non-deductible compensation and other expenses. The combined effect of the above items in 2003 and 2002 was partially offset by earnings of certain foreign operations, which were taxed at lower effective tax rates than the U.S. statutory rate.

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

      As a result of the above, the Company realized during the current year a net loss of $27.2 million or $(.51) per diluted share compared to a net loss before cumulative effect in accounting change in fiscal year 2002 of $6.1 million, or $(.11) per diluted share. The net loss for 2002 after the cumulative effect of accounting change was $43.9 million or $(.82) per diluted share.

Review of Fiscal Year 2002 Results of Operations (53 Weeks) Compared to Fiscal Year 2001 (52 Weeks)

      Following is a summary of operating income by segment for fiscal years 2002 and 2001, as reported regularly to the Company’s management:

	Polyester	Nylon	All Other	Total

	(Amounts in thousands)
Fiscal 2002
Net sales	$662,770	$251,986	$—	$914,756
Cost of sales	605,898	236,986	—	842,884
Selling, general and administrative	37,115	10,243	—	47,358

Segment operating income	$19,757	$4,757	$—	$24,514

Fiscal 2001
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

      Selling, general and administrative expenses for this segment declined $0.3 million from 2001 to 2002. This decrease was accomplished mainly due to the Company-wide cost cutting initiatives implemented at the end of the prior year third quarter. The impact of the cost savings realized by the Company’s domestic operations benefited each segment in proportion to their share of the allocated costs. While the methodology to allocate domestic selling, general and administrative costs remained consistent between fiscal year 2001 and fiscal year 2002, the percentage of such costs allocated to each segment are determined at the beginning of every year based on specific cost drivers. The polyester segment’s share of such costs increased in fiscal year 2002, substantially offsetting the cost savings realized by the Company. In addition, this segment was charged additional selling, general and administrative costs for direct expenses associated with the Glen Raven air jet texturing operating agreement entered into at the end of fiscal year 2001. See Footnote 2 “Acquisitions and Divestitures” of this Annual Report on Form 10-K for further information.

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

All Other

      The “All Other” segment for fiscal year 2001 was primarily, at that time, comprised of a majority owned subsidiary, Unifi Technology Group. LLC (“UTG”) established in May 1999, that the Company previously owned. UTG was an automation solutions provider that provided information technology consulting services and also sold and serviced certain computer hardware. Effective March 2001, UTG was accounted for as an asset held for sale and did not have any sales or operating income for the 2002 fiscal year. The higher selling, general and administrative expenses in the prior year for this category reflect additional costs incurred in early termination of certain UTG office leases in the second fiscal quarter. The consulting portion of this business was sold at the end of fiscal year 2001. The operation that remained at the end of fiscal year 2001, which consisted of computer hardware sales and servicing, conducted business under the name Cimtec Automation, Inc. and was sold by the Company in January 2002.

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

      Other expense decreased from $8.1 million in 2001 to $3.2 million in 2002. The fiscal 2002 year includes net losses from the sale and write-down to net realizable value of property and equipment and other investments of $3.0 million. In addition, currency loss aggregated approximately $0.3 million for the year. The fiscal 2001 loss includes $9.5 million in losses for foreign currency related transactions including a loss of $4.7 million on foreign currency derivative contracts denominated in Euros for which hedge accounting was terminated upon the cancellation of the proposed project. Losses in 2001 were offset, in part, by amounts recovered for an insurance claim, a government grant program associated with a start-up operation and a duty-drawback claim associated with prior periods.

      Equity in the net losses, to the extent recognized, of our equity affiliates, Parkdale America, LLC., UNIFI-SANS Technical Fibers, LLC (“UNIFI-SANS”) and U.N.F. totaled $1.7 million in fiscal 2002 compared to equity in net earnings of $2.9 million in fiscal 2001. The decrease in net earnings is primarily attributable to reduced earnings of the LLC and the recognition of losses associated with the start-up of UNIFI-SANS. These changes were partially mitigated by the cessation of losses associated with the Company’s ongoing ownership interest in Micell Technologies, Inc. (“Micell”) in fiscal 2002, while the Company’s share of such losses totaled $4.3 million in 2001. The Company recognized no losses for this equity affiliate in the 2002 fiscal year as the investment in Micell was written off in fiscal year 2001.

      The Company recorded no minority interest expense for fiscal 2002 compared to $2.6 million in the prior year. The minority interest charge recorded in the consolidated financial statements primarily relates to the minority owner’s share of the earnings and cash flows of Unifi Textured Polyester, LLC (“UTP”). UTP realized no earnings and no net positive cash flows in fiscal 2002.

      The Company recognized a tax benefit in fiscal 2002, before the cumulative effect of accounting change, at a 25.6% effective tax rate compared to a tax benefit at a 20.6% effective tax rate in fiscal 2001. A primary reason for the difference between the statutory and effective tax rate in both fiscal years 2002 and 2001 is that substantially no tax benefit was recognized on losses sustained by certain foreign subsidiaries, as the recoverability of such tax benefits through loss carryforward or carryback was not assured. In addition, for fiscal 2002, the Company’s effective rate was negatively impacted by non-deductible compensation and other expenses. The combined effect of the above items in 2002 was partially offset by earnings of certain foreign operations, which were taxed at lower effective tax rates than the U.S. statutory rate.

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

      As a result of the above, the Company realized during the 2002 fiscal year a net loss before cumulative effect of accounting change of $6.1 million or $(.11) per diluted share compared to a net loss in fiscal year 2001 of $44.7 million, or $(.83) per diluted share. The net loss for fiscal year 2002 after the cumulative effect of accounting change was $43.9 million or $(.82) per diluted share.

Liquidity and Capital Resources

      Cash generated from operations was $95.7 million for fiscal 2003, compared to $89.7 million for fiscal 2002. The primary sources of cash from operations in 2003 were the net loss of $27.2 million adjusted for non-cash adjustments of $85.5 million. Depreciation and amortization of $73.0 million, a reduction in deferred income taxes of $4.7 million, the provision for bad debt and quality claims of $4.0 million, and non-cash portion of restructuring charges of $13.2 million were all the components of the non-cash adjustments. Other significant sources of cash from operations were reduced receivables of $13.7 million, increased income taxes payable of $13.7 million and an increase in accounts payable and accrued expenses of $7.7 million, offset by an increase in inventories of $4.0 million and a reduction in deferred taxes of $4.7 million. Working capital changes have been adjusted to exclude the effects of acquisitions and currency translation for all years presented, where applicable. Working capital at June 29, 2003 was $184.0 million.

      The Company utilized $11.6 million for net investing activities and $29.1 million for net financing activities during fiscal 2003. Significant expenditures during this period included $23.5 million for capital expenditures which included the purchase of the corporate office building and land in Greensboro, North Carolina from the Company’s Retirement Savings Plan, upgrading the primary software system used to operate the business, and upgrading plant equipment. During 2003, the Company collected, in full, its note receivable from U.N.F. Industries, a 50% owned joint venture. Additionally, $23.0 million was expended for net retirements of long-term debt. Since October 3, 2002, the Company has had no amounts outstanding under its bank credit facility. Management does not expect to utilize its available line of credit during fiscal year 2004 to fund its normal business operations. During the fourth quarter of fiscal 2003, the Company began repurchasing its common stock and expended $2.9 million as of June 29, 2003.

      The Company is not committed for any significant capital expenditures but expects to spend approximately $12.5 million for capital expenditures during fiscal year 2004. Management expects to use cash generated from operations to fund the capital spending.

      The Company periodically evaluates the carrying value of its polyester and nylon segments long-lived assets, including property, plant and equipment and intangibles, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. See “Goodwill and Other Intangibles” and “Long-Lived Assets” under Footnote 1 “Accounting Policies and Financial Statement Information” for further information regarding the accounting guidance applicable to these assets.

      Effective July 26, 2000, the Board of Directors increased the Company’s remaining authorization to repurchase up to 10.0 million shares of the Company’s common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. Effective April 24, 2003, the Board of Directors re-instituted the stock repurchase program. Accordingly, the Company purchased 0.5 million shares in fiscal year 2003. The Company has continued to repurchase shares during the first quarter of fiscal 2004.

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

      The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of June 29, 2003 the Company had no outstanding borrowings, and had availability of $98.0 million, under the terms of the Credit Agreement.

      Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option, through February 28, 2003. Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at June 29, 2003, was 3.6%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

      The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25.0 million at any time during the year, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At June 29, 2003, the Company was in compliance with all covenants under the Credit Agreement.

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

      At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value within a range of $300.0 million to $600.0 million. Dupont’s right to put its U.S. polyester filament business to Unifi and Unifi’s obligation to purchase such business are subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. The Company believes that its ability to finance the purchase of Dupont’s U.S. polyester filament business will be partially dependant upon the level of underlying cash flows generated by such business; such cash flow levels are not known by the Company at this time. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million.

      On July 17, 2003 the Company announced that it has signed a non-binding letter of intent to form a joint venture type company with Kaiping Polyester Enterprises Group Co. (“Kaiping”) in Kaiping, Guangdong, P.R. China to manufacture and sell certain polyester and nylon products. Closing the proposed transaction is contingent upon satisfactory completion of the parties’ due diligence procedures, negotiation and agreement on definitive agreements (including certain key financial terms), and receipt of certain governmental, third party and corporate approvals. Accordingly, the likelihood that this transaction will be consummated and related liquidity requirements, if any, is not determinable at this time.

      The current business climate for U.S. based textile manufacturers remains challenging due to disparate worldwide production capacity and demand, weakness at retail and the direct sourcing of garments and fabrics from lower wage-based countries. This highly competitive environment has resulted in a declining market for the Company, domestically and abroad. Consequently, Management took certain cost reduction actions in fiscal year 2003 to align our cost structure with current market demands. Should business conditions worsen, management is prepared to take such further actions as deemed necessary to align our capacity and cost structure with market demands. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet working capital needs and pursue strategic business opportunities.

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

      In addition to establishing a single framework for long-lived assets to be disposed of, SFAS 144 resolves implementation issues related to SFAS 121. With respect to long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144, however, excludes goodwill from its scope and therefore eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets for impairment testing. In addition, SFAS 144 addresses situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or where a range is estimated for the amount of potential future cash flows. In such situations, SFAS 144 provides for a probability-weighted cash flow estimation approach. SFAS 144 also establishes a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities representing the unit of accounting for a long-lived asset to be held and used. For long-lived assets to be disposed of other than by sale (such as abandonment, exchange for a similar productive asset or distribution to owners in a spin-off), SFAS 144 requires that the assets be considered held and used until disposed of. In such cases, the depreciable life of the assets should be revised in accordance with APB Opinion No. 20 “Accounting Changes,” and, as an amendment to APB Opinion No. 29 “Accounting for Nonmonetary Transactions,” also requires that an impairment loss be recognized at the time a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying value of the assets exceeds its fair value. Finally, for long-lived assets to be disposed of by sale, SFAS 144 is to be used for all such long-lived assets whether previously held and used or recently acquired. SFAS 144 retains the requirement of SFAS 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to stop depreciation or amortization of the asset. Consequently, discontinued operations are no longer to be measured on a net realizable basis and future operating losses are no longer to be recognized before they occur. The presentation of discontinued operations in the income statement still follows the basic provisions of APB 30 but is now broadened to include a component of an entity rather than a segment of a business. SFAS 144 provides implementation guidance to determine when a long-lived asset is held for sale and also provides guidance for situations in which the criteria for an asset to be considered held for sale are met after the balance sheet date but before issuance of the financial statements. In addition, SFAS 144 provides guidance for assets previously considered held for sale and subsequently reclassified as held and used.

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

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and established that fair value should be used for initial measurement of the liability. Under EITF 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. Under conclusions reached in SFAS 146, committing to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Consequently, the definition and requirements for recognition of exit costs in EITF 943 have been eliminated. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adopting this standard had no impact on consolidated financial position or results of operations of the Company.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective beginning with the third quarter of fiscal 2003.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 for its employee stock options. The Company adopted the disclosure provisions of the statement as of the beginning of the March 2003 quarter. See Footnotes 1 and 6 for additional information regarding stock-based compensation.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidated of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first interim period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. The Company does not expect the provisions of FIN 46 to materially affect the Company’s consolidated financial position or results of operations.

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

      Accrual for Alliance Plant Closure Costs: In the fourth quarter of fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represents 50% of the severance and dismantlement cost of closing this plant. The Cape Fear plant produced polyester POY and was one of two DuPont facilities involved in the Alliance further discussed in Footnote 16 “Alliance.” Now that the project is substantially complete the Company’s actual share of the severance and dismantlement costs is currently estimated to be $11.5 million. Accordingly, the Company has reflected a reduction of previously recorded amounts of $3.5 million in the accompanying Consolidated Statements of Operations. The remaining obligation is included in accrued liabilities on the Consolidated Balance Sheets.

Forward-Looking Statements

      Certain statements included herein contain forward-looking statements within the meaning of federal security laws about Unifi, Inc.’s (the “Company”) financial condition and results of operations that are based on management’s current expectations, estimates and projections about the markets in which the Company operates, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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

      Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In fiscal year 2001, the Company recorded and subsequently wrote off approximately $4.7 million of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts entered into for anticipated purchase commitments were subsequently unwound by entering into sales contracts with identical remaining maturities and contract values. These purchase and sales contracts continued to be marked to market with offsetting gain and losses until they matured. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 2003 and June 2004, respectively.

      The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Foreign currency purchase contracts:
Notional amount	$2,926	$3,011	$14,400
Fair value	2,658	3,114	12,439

Net (gain) loss	$268	$(103)	$1,961

Foreign currency sales contracts:
Notional amount	$18,530	$17,256	$28,820
Fair value	17,945	16,769	29,369

Net (gain) loss	$(585)	$(487)	$549

      The fair values of the foreign exchange forward contracts at the respective year-end dates are based on year-end forward currency rates. For the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, the total impact of foreign currency related items on the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pretax gain of $0.7 million and pretax losses of $0.3 million and $9.5 million, respectively. See Footnote 10 “Derivative Financial Instruments and Fair Value of Financial Instruments” for further discussion.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Unifi, Inc.

      We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 29, 2003, and June 30, 2002, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 29, 2003. Our audits also included the Valuation and Qualifying Accounts financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Parkdale America, LLC, (a corporation in which the Company has a 34% interest), as of December 28, 2002 and for the year then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for periods on or before December 28, 2002, for Parkdale America, LLC, it is based solely on their report. In the consolidated financial statements, the Company’s investment in Parkdale America, LLC is stated at $150,585,678 at June 29, 2003, and the Company’s equity in the net income of Parkdale America, LLC is stated at $11,749,405 for the year then ended.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 29, 2003 and June 30, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standard No. 142, requiring the Company to cease the amortization of goodwill and instead review goodwill for impairment on adoption and annually thereafter.

Greensboro, North Carolina

July 17, 2003

CONSOLIDATED BALANCE SHEETS

	June 29, 2003	June 30, 2002

	(Amounts in thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$76,801	$19,105
Receivables, net	130,775	151,457
Inventories	118,436	111,843
Other current assets	8,235	14,548

Total current assets	334,247	296,953

Property, plant and equipment:
Land	5,932	5,474
Buildings and improvements	242,005	228,104
Machinery and equipment	827,009	807,642
Other	139,969	138,550

	1,214,915	1,179,770
Less accumulated depreciation	(770,102)	(691,301)

	444,813	488,469
Investment in unconsolidated affiliates	173,731	180,930
Goodwill	13,462	13,462
Other intangible assets, net of accumulated amortization	215	1,248
Other noncurrent assets	21,668	30,401

	$988,136	$1,011,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,972	$72,208
Accrued expenses	60,288	48,995
Income taxes payable	1,729	—
Current maturities of long-term debt and other current liabilities	7,285	8,282

Total current liabilities	150,274	129,485

Long-term debt and other liabilities	259,395	280,267
Deferred income taxes	87,814	92,512
Minority interests	10,905	11,159
Commitments and contingencies (Footnote 18)
Shareholders’ equity:
Common stock, $0.10 par (500,000 shares authorized, 53,399 and 53,851 shares outstanding)	5,340	5,385
Capital in excess of par value	—	220
Retained earnings	515,572	545,435
Unearned compensation	(302)	(874)
Accumulated other comprehensive loss	(40,862)	(52,126)

	479,748	498,040

	$988,136	$1,011,463

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands, except per share data)
Net sales	$849,116	$914,716	$1,131,157
Cost of sales	777,812	840,164	1,034,044
Selling, general and administrative expense	53,676	49,964	62,786
Provision for bad debts	3,936	6,285	8,202
Interest expense	19,900	22,956	30,123
Interest income	(1,883)	(2,559)	(2,549)
Other (income) expense, net	(1,350)	3,239	8,077
Equity in (earnings) losses of unconsolidated affiliates	(10,627)	1,704	(2,930)
Minority interest	4,769	—	2,590
Employee severance and related charges	16,893	—	7,545
Arbitration costs and expenses	19,185	1,129	—
Alliance plant closure costs (recovery)	(3,486)	—	15,000
Asset impairments and write downs	—	—	24,541

Loss before income taxes and cumulative effect of accounting change	(29,709)	(8,166)	(56,272)
Benefit for income taxes	(2,532)	(2,092)	(11,598)

Loss before cumulative effect of accounting change	(27,177)	(6,074)	(44,674)
Cumulative effect of accounting change (net of applicable income tax benefit of $8,420 in 2002)	—	37,851	—

Net loss	$(27,177)	$(43,925)	$(44,674)

Losses per common share (basic and diluted):
Loss before cumulative effect of accounting change	$(.51)	$(.11)	$(.83)
Cumulative effect of accounting change	—	(.71)	—

Net loss per common share	$(.51)	$(.82)	$(.83)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Capital in			Other	Total	Comprehensive
	Shares	Common	Excess of	Retained	Unearned	Comprehensive	Shareholders’	Income (Loss)
	Outstanding	Stock	Par Value	Earnings	Compensation	Income (Loss)	Equity	Note 1

	(Amounts in thousands)
Balance June 25, 2000	55,157	$5,516	$—	$649,444	$(1,260)	$(31,262)	$622,438
Purchase of stock	(1,436)	(144)	(1,020)	(15,410)	—	—	(16,574)	—
Issuance of restricted stock	104	10	1,020	—	(1,030)	—	—	—
Amortization of restricted stock	—	—	—	—	1,087	—	1,087	—
Currency translation adjustments	—	—	—	—	—	(21,734)	(21,734)	$(21,734)
Net loss	—	—	—	(44,674)	—	—	(44,674)	(44,674)

Balance June 24, 2001	53,825	5,382	—	589,360	(1,203)	(52,996)	540,543	$(66,408)

Purchase of stock	(2)	—	(16)	—	—	—	(16)	—
Options exercised	13	1	104	—	—	—	105	—
Issuance of restricted stock	15	2	132	—	(134)	—	—	—
Amortization of restricted stock	—	—	—	—	463	—	463	—
Currency translation adjustments	—	—	—	—	—	870	870	$870
Net loss	—	—	—	(43,925)	—	—	(43,925)	(43,925)

Balance June 30, 2002	53,851	5,385	220	545,435	(874)	(52,126)	498,040	$(43,055)

Purchase of stock	(451)	(45)	(208)	(2,686)	—	—	(2,939)	—
Cancellation of unvested restricted stock	(1)	—	(12)	—	12	—	—	—
Amortization of restricted stock	—	—	—	—	560	—	560	—
Currency translation adjustments	—	—	—	—	—	11,264	11,264	$11,264
Net loss	—	—	—	(27,177)	—	—	(27,177)	(27,177)

Balance June 29, 2003	53,399	$5,340	$—	$515,572	$(302)	$(40,862)	$479,748	$(15,913)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Cash and cash equivalents at beginning of year	$19,105	$6,634	$18,778
Operating activities:
Net loss	(27,177)	(43,925)	(44,674)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change (net of applicable income tax benefit)	—	37,851	—
Net (income) loss of unconsolidated equity affiliates, net of distributions	4,203	2,438	23,204
Depreciation	69,699	73,899	81,114
Amortization	3,340	4,823	9,035
Non-cash compensation, forgiveness of debt	—	1,175	—
Non-cash portion of restructuring charges	13,182	—	43,478
Deferred income taxes	(4,698)	4,405	(1,554)
Provision for bad debts and quality claims	4,023	12,123	14,985
Other	1,924	2,940	72
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	13,656	13,833	14,223
Inventories	(4,027)	9,899	17,221
Other current assets	169	(239)	1,214
Accounts payable and accrued expenses	7,734	(36,947)	3,285
Income taxes	13,681	7,386	(9,971)

Net cash provided by operating activities	95,709	89,661	151,632

Investing activities:
Capital expenditures	(23,527)	(10,401)	(42,337)
Acquisitions	—	—	(2,159)
Investments in unconsolidated equity affiliates	—	(11,191)	(15,537)
Return of capital from equity affiliates	4,238	—	25,743
Investment of foreign restricted assets	—	(3,062)	(6,770)
Collection of notes receivable	7,604	—	—
Proceeds from sale of capital assets	301	8,387	41,725
Other	(194)	(4,982)	(887)

Net cash used in investing activities	(11,578)	(21,249)	(222)

Financing activities:
Borrowing of long-term debt	748,361	674,838	355,009
Repayment of long-term debt	(771,361)	(728,214)	(492,450)
Issuance of Company stock	—	105	—
Purchase and retirement of Company stock	(2,939)	(16)	(16,574)
Distributions and advances to minority shareholders	—	—	(12,000)
Other	(3,194)	(2,377)	(375)

Net cash used in financing activities	(29,133)	(55,664)	(166,390)

Effect of exchange rate changes on cash and cash equivalents	2,698	(277)	2,836

Net increase (decrease) in cash and cash equivalents	57,696	12,471	(12,144)

Cash and cash equivalents at end of year	$76,801	$19,105	$6,634

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

      Fiscal Year: The Company’s fiscal year is the fifty-two or fifty-three weeks ending the last Sunday in June. Fiscal years 2003 and 2001 were comprised of fifty-two weeks and fiscal year 2002 consisted of fifty-three weeks.

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

      Receivables: Certain customer accounts receivable are factored without recourse. Factored accounts receivable at June 29, 2003, and June 30, 2002, were $20.1 million and $36.6 million, respectively. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers that are not factored. Reserves for yarn quality claims are based on historical experience and known pending claims. The collectibility of non-factored accounts receivable is based on a combination of factors including the aging of accounts receivable, write-off experience and the financial condition of specific customers. Accounts are written off when they are no longer deemed to be collectible. General reserves are established based on the percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The reserve for such losses was $12.3 million at June 29, 2003 and $10.7 million at June 30, 2002.

      Inventories: The Company utilizes the last-in, first-out (“LIFO”) method for valuing certain inventories representing 45.4% and 47.3% of all inventories at June 29, 2003, and June 30, 2002, respectively, and the first-in, first-out (“FIFO”) method for all other inventories. Inventory values computed by the LIFO method are lower than current market values. Inventories valued at current or replacement cost would have been approximately $1.4 million and $1.1 million in excess of the LIFO valuation at June 29, 2003, and June 30, 2002, respectively. The Company experienced a LIFO liquidation in fiscal 2002 resulting in the recognition of approximately $0.5 million in pre-tax income. The Company maintains reserves for inventories valued utilizing the FIFO method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO, the amount of existing LIFO reserves. Due to declining prices of raw materials over the past several years and lower inventory levels, the available LIFO reserve has been depleted significantly requiring that supplemental reserves be established. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The total inventory reserves on the Company’s books, including LIFO reserves, at June 29, 2003 and June 30, 2002 were $7.0 million and $4.6 million, respectively. The following table reflects the composition of the Company’s inventory as of June 29, 2003 and June 30, 2002:

	June 29, 2003	June 30, 2002

	(Amounts in thousands)
Raw materials and supplies	$56,855	$52,531
Work in process	9,171	12,103
Finished goods	52,410	47,209

	$118,436	$111,843

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years.

      Goodwill and Other Intangible Assets: Goodwill and other intangible assets at June 29, 2003 consist of acquisition related assets and other intangibles of $13.5 million and $0.2 million, respectively compared to $13.5 million and $1.2 million, respectively at June 30, 2002. See Footnote 15 “Consolidation and Cost Reduction Efforts” for further discussion on fiscal year 2001 activity that impacted goodwill and other intangible assets.

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

      Upon adoption of SFAS 142, the Company was required to review goodwill for impairment based on transitional testing guidance provided for in the standard. Based on the results of the analysis, the goodwill associated with our nylon reporting segment was deemed to be impaired and the Company recorded a charge of $46.3 million ($37.9 million or $(.71) per diluted share net of taxes) as a cumulative effect of accounting change. See Footnote 3 “Cumulative Effect of Accounting Change” for further discussion of this adjustment. The goodwill remaining on the Consolidated Balance Sheet at June 29, 2003 and June 20, 2002 is associated with the Company’s polyester reporting segment and is deductible for tax purposes.

      The accumulated amortization as of June 29, 2003 and June 30, 2002 associated with goodwill that remains on the Company’s books at June 29, 2003 for which no amortization expense was recognized in fiscal year 2003 in accordance with SFAS 142 was $1.5 million as of both dates. The following table reconciles the reported net loss for fiscal year 2001 to what would have been reported absent amortization of goodwill:

June 24, 2001

(Amounts in thousands,
except per share amounts)
Net loss as reported	$(44,674)
Add back: Goodwill amortization, net of tax	3,058

Adjusted net loss	$(41,616)

Diluted net loss per share:
As reported	$(.83)
Adjusted for goodwill amortization add back	$(.77)

      Other intangible assets subject to amortization consisted primarily of non-compete agreements entered in connection with business combinations and are being amortized over the terms of the agreements, principally five years. There are no residual values related to these intangible assets. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all acquired intangible assets and make any necessary amortization period adjustments. The Company performed this analysis and, based on that assessment, no adjustments were required to be made to the amortization periods or to residual values of the Company’s existing intangible assets. These intangible assets will continue to be amortized over their remaining useful lives and reviewed for impairment in accordance with SFAS 142. The estimated annual amortization expense associated with the remaining intangibles is $0.2 million for fiscal year 2004. Accumulated amortization at June 29, 2003 and June 30, 2002 for these intangible assets was $10.5 million and $9.4 million, respectively.

      Other Noncurrent Assets: Other noncurrent assets at June 29, 2003, and June 30, 2002, consist primarily of the cash surrender value of key executive life insurance policies ($8.2 million and $9.6 million); unamortized bond issue costs and debt origination fees ($4.4 million and $6.0 million); restricted cash investments in Brazil ($6.7 million and $4.9 million) and various notes receivable due from both affiliated and non-affiliated parties ($1.9 million and $6.0 million), respectively. Debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method. Accumulated amortization at June 29, 2003, and June 30, 2002, for unamortized debt origination costs at June 29, 2003 was $5.4 million and $3.6 million, respectively. In the current fiscal year, the Company notified its lender of a $50.0 million permanent reduction of the total facility amount, and in fiscal year 2002, the Company refinanced certain debt agreements. These transactions resulted in the origination of new debt fees in fiscal year 2002 and the write-off of previously unamortized fees associated with the permanent reduction in the facility amount in fiscal year 2003. See Footnote 4 “Long-term Debt and Other Liabilities” for further discussion regarding these refinancing activities.

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

      Losses Per Share: The following table details the computation of basic and diluted losses per share:

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Numerator:
Loss before cumulative effect of accounting change	$(27,177)	$(6,074)	$(44,674)
Cumulative effect of accounting change	—	(37,851)	—

Net loss	$(27,177)	$(43,925)	$(44,674)

Denominator:
Denominator for basic losses per share — weighted average shares	53,761	53,730	53,868
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	—	—

Diluted potential common shares denominator for diluted losses per share — adjusted weighted average shares and assumed conversions	53,761	53,730	53,868

      Stock-Based Compensation: With the adoption of SFAS 123, the Company elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the fair value-based method under SFAS 148 been applied, compensation expense would have been recorded for the options outstanding in fiscal years 2003, 2002 and 2001 based on their respective vesting schedules.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net loss in fiscal 2003, 2002 and 2001 on a proforma basis assuming SFAS 123 has been applied would have been as follows:

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands, except per share amounts)
Net loss as reported	$(27,177)	$(43,925)	$(44,674)
Adjustment: Impact of stock options	(3,204)	(6,363)	(5,068)

Adjusted net loss	$(30,381)	$(50,288)	$(49,742)

Diluted net income (loss) per share:
As reported	$(.51)	$(.82)	$(.83)
Adjusted for stock option expense	$(.57)	$(.94)	$(.92)

      No stock options were granted during fiscal 2003. The fair value and related compensation expense of the 2002 and 2001 options were calculated as of the issuance date using the Black-Scholes model with the following assumptions:

Options Granted	2002	2001

Expected life (years)	8.9	10.0
Interest rate	4.35%	6.00%
Volatility	41.8%	47.7%
Dividend yield	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In addition to establishing a single framework for long-lived assets to be disposed of, SFAS 144 resolves implementation issues related to SFAS 121. With respect to long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144, however, excludes goodwill from its scope and therefore eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets for impairment testing. In addition, SFAS 144 addresses situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or where a range is estimated for the amount of potential future cash flows. In such situations, SFAS 144 provides for a probability-weighted cash flow estimation approach. SFAS 144 also establishes a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities representing the unit of accounting for a long-lived asset to be held and used. For long-lived assets to be disposed of other than by sale (such as abandonment, exchange for a similar productive asset or distribution to owners in a spin-off), SFAS 144 requires that the assets be considered held and used until disposed of. In such cases, the depreciable life of the assets should be revised in accordance with APB Opinion No. 20 “Accounting Changes,” and, as an amendment to APB Opinion No. 29 “Accounting for Nonmonetary Transactions,” also requires that an impairment loss be recognized at the time a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying value of the assets exceeds its fair value. Finally, for long-lived assets to be disposed of by sale, SFAS 144 is to be used for all such long-lived assets whether previously held and used or recently acquired. SFAS 144 retains the requirement of SFAS 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to stop depreciation or amortization of the asset. Consequently, discontinued operations are no longer to be measured on a net realizable basis and future operating losses are no longer to be recognized before they occur. The presentation of discontinued operations in the income statement still follows the basic provisions of APB 30 but is now broadened to include a component of an entity rather than a segment of a business. SFAS 144 provides implementation guidance to determine when a long-lived asset is held for sale and also provides guidance for situations in which the criteria for an asset to be considered held for sale are met after the balance sheet date but before issuance of the financial statements. In addition, SFAS 144 provides guidance for assets previously considered held for sale and subsequently reclassified as held and used.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. Adopting this standard had no material impact on consolidated financial position or results of operations of the Company.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145, among other changes, now requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In order to correct previously existing inconsistencies in accounting treatment for transactions with similar economic characteristics, SFAS 145 also requires that certain lease modifications that have economic characteristics similar to sales-leaseback transactions be accounted for as sales-leaseback transactions. SFAS 145 also addresses other various technical corrections that are not substantive in nature or have no effect on the Company. SFAS 145 was effective for financial statements issued on or after May 15, 2002. Adopting this standard had no impact on consolidated financial position or results of operations of the Company.

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

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions were first effective for the Company beginning with its most recently filed quarterly report on Form 10-Q. The annual impact of a change to the fair value module prescribed by FAS 123 has been disclosed in the Company’s previous annual 10-K filings, and the applicable disclosures in this report are here in Note 1 and Note 6. At this time, the Company plans to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than change to the FAS 123 fair value method.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. The Company does

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not expect the provisions of FIN 46 to materially affect the Company’s consolidated financial position or results of operations.

      Use of Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Acquisitions and Divestures

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

      The Glen Raven and Cimtec acquisitions were all accounted for by the purchase method of accounting and accordingly, the net assets and operations have been included in the Company’s Consolidated Financial Statements beginning on the date the acquisition was consummated. The transactions are not considered significant to the Company’s consolidated net assets or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business segment as of June 25, 2001, of $46.3 million ($37.9 million after tax) or $.71 per diluted share as a cumulative effect of an accounting change.

4.	Long-Term Debt and Other Liabilities

      A summary of long-term debt and other liabilities follows:

	June 29, 2003	June 30, 2002

	(Amounts in thousands)
Bonds payable	$249,064	$248,860
Revolving credit facility dated December 7, 2001	—	23,000
Sale-leaseback obligation	2,929	3,046
Other obligations	14,687	13,643

Total debt	266,680	288,549
Current maturities	(7,285)	(8,282)

Total long-term debt and other liabilities	$259,395	$280,267

      On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the “Notes”) which bear a coupon rate of 6.50% and mature in 2008. The estimated fair value of the Notes, based on quoted market prices, at June 29, 2003, and June 30, 2002, was approximately $211.3 million and $200.0 million, respectively.

      On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility, as amended, and its $100 million accounts receivable securitization, which were entered into on December 20, 2000, with a new five-year $150 million asset based revolving credit agreement (the “Credit Agreement”). On October 29, 2002 the Company notified its lender of a $50.0 million permanent reduction of the total facility amount, resulting in a total facility amount of $100.0 million effective January 1, 2003. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of June 29, 2003, the Company had no outstanding borrowings and availability of $98.0 million under the terms of the Credit Agreement.

      Borrowings under the Credit Agreement bear interest at LIBOR plus 2.50% and/or prime plus 1.00%, at the Company’s option through February 28, 2003. Effective March 1, 2003, borrowing under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at June 29, 2003 was 3.62%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.9 million, which are being amortized over the term of the Credit Agreement. Due to the reduction in the facility effective January 1, 2003, the Company wrote off $0.5 million of the related unamortized fees and expenses. In addition, $0.5 million of unamortized fees related to the previously outstanding debt facilities were charged to operations in the second quarter of fiscal year 2002.

      The Credit Agreement contains customary covenants for asset based loans that restrict future borrowings and capital spending. In addition, if borrowing capacity is less than $25.0 million at any time during the quarter, covenants include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At June 29, 2003, the Company was in compliance with all covenants under the Credit Agreement.

      On May 20, 1997, the Company entered into a sales-leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. On June 30, 1997, the Company entered into a Contribution Agreement associated with the formation of Parkdale America, LLC (see Footnote 11 “Investment in Unconsolidated Affiliates” for further discussion). As a part of the Contribution Agreement, ownership of a significant portion of the assets financed under the sales-leaseback agreement and the related debt ($23.5 million) were assumed by the LLC. Payments for the remaining balance of the sales-leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next five years are approximately $0.3 million. The interest rate implicit in the agreement is 7.84%.

      Other obligations consist primarily of acquisition-related liabilities and advances from the Brazilian government. These obligations mature $7.1 million in fiscal year 2004 and $7.6 million in fiscal year 2005.

      Interest capitalized during fiscal 2003 and 2002 was $0 and $0.2 million, respectively.

5.	Income Taxes

      The provision for income taxes for fiscal 2003, 2002 and 2001 consists of the following:

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Currently payable (recoverable):
Federal	$(746)	$(6,290)	$(6,005)
State	790	330	666
Foreign	2,122	747	108

Total current	2,166	(5,213)	(5,231)

Deferred:
Federal	(4,219)	3,395	(4,239)
State	(846)	(274)	(1,325)
Foreign	367	—	(803)

Total deferred	(4,698)	3,121	(6,367)

Income tax benefits before cumulative effect of accounting change (2002)	$(2,532)	$(2,092)	$(11,598)

      Income tax benefits were 8.5%, 25.6% and 20.6% of pretax losses in fiscal 2003, 2002 and 2001, respectively. A reconciliation of the provision for income tax benefits (before the cumulative effect of accounting change in 2002) with the amounts obtained by applying the federal statutory tax rate is as follows:

	June 29, 2003		June 30, 2002	June 24, 2001

Federal statutory tax rate	(35.0%	)	(35.0% )	(35.0% )
State income taxes net of federal tax benefit	0.5		1.4	(0.5)
State tax credits net of federal tax benefit	—		(1.8)	(0.4)
Loss of state net operating loss carry forward	5.1		—	—
Foreign taxes less than domestic rate	(6.1)		(11.4)	—
Foreign tax benefit of losses less than domestic rate	13.2		15.5	16.8
Extraterritorial income exclusion	—		(1.0)	(0.8)
Research and experimentation credit	—		(0.6)	(0.1)
Increase in valuation allowance	9.1		—	—
Nondeductible expenses and other	4.7		7.3	(0.6)

Effective tax rate	(8.5%	)	(25.6% )	(20.6% )

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 29, 2003, and June 30, 2002, were as follows:

	June 29, 2003	June 30, 2002

	(Amounts in thousands)
Deferred tax liabilities:
Property, plant and equipment	$95,780	$99,404
Investments in equity affiliates	18,081	16,736
Other	1,636	1,392

Total deferred tax liabilities	115,497	117,532

Deferred tax assets:
Accrued liabilities and valuation reserves	14,367	8,715
State tax credits	16,048	16,651
Other items	7,768	7,454

Total gross deferred tax assets	38,183	32,820
Valuation allowance	(10,500)	(7,800)

Net deferred tax assets	27,683	25,020

Net deferred tax liability	$87,814	$92,512

      As of June 29, 2003, the Company has available for income tax purposes approximately $6.2 million in federal net operating loss carryforwards that may be used to offset future taxable income. The carryforward expires in fiscal year 2023. The Company also has available for income tax purposes approximately $24.7 million in North Carolina investment tax credits, for which the Company has established a valuation allowance in the amount of $10.5 million. The credits expire as set forth in the table below:

Year Ended June 29, 2003	2004	2005	2006	2007	2008	Thereafter

Expiration amount	$683	$5,490	$1,881	$3,830	$3,871	$8,934

6. Common Stock, Stock Option Plans and Restricted Stock

      Common shares authorized were 500 million in 2003 and 2002. Common shares outstanding at June 29, 2003, and June 30, 2002, were 53,399,052 and 53,851,576, respectively.

      On October 21, 1999, the shareholders of the Company approved the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. The 2,113,652, and 230,805 incentive stock options granted in fiscal 2002, and 2001, respectively were all from the 1999 Long-Term Incentive Plan. In addition to the 3,374,430 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 506,342 common shares reserved and previous NQSO plans with 583,175 common shares reserved at June 29, 2003. No additional options will be issued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under any previous ISO or NQSO plan. The stock option activity for 2003, 2002 and 2001 of all three plans were as follows:

	ISO		NQSO

	Options	Weighted	Options	Weighted
	Outstanding	Avg. $/Share	Outstanding	Avg. $/Share

Fiscal 2001:
Shares under option — beginning of year	2,804,594	$14.93	1,229,175	$25.44
Granted	230,805	9.11	—	—
Expired	(177,477)	17.32	(40,000)	29.24

Shares under option — end of year	2,857,922	$14.31	1,189,175	$25.31

Fiscal 2002:
Granted	2,113,652	$7.60	—	$—
Exercised	(12,704)	8.27	—	—
Expired	(875,363)	13.36	(543,500)	25.99
Forfeited	(21,436)	12.13	—	—

Shares under option — end of year	4,062,071	$11.05	645,675	$24.74

Fiscal 2003:
Expired	(151,103)	$17.50	(62,500)	$25.48
Forfeited	(30,196)	9.06	—	—

Shares under option — end of year	3,880,772	$10.81	583,175	$24.67

	Fiscal 2003	Fiscal 2002	Fiscal 2001

ISO:
Exercisable shares under option — end of year	2,345,905	1,644,249	1,609,931
Option price range	$7.33-$25.38	$7.33-$25.38	$11.19-$25.38
Weighted average exercise price for options exercisable	$11.80	$13.91	$16.46
Weighted average remaining life of shares under option	6.0	7.9	7.4
Fair value of options granted	$—	$3.46	$5.59
NQSO:
Exercisable shares under option — end of year	583,175	645,675	1,189,175
Option price range	$16.31-$31.00	$16.31-$31.00	$16.31-$31.00
Weighted average exercise price for options exercisable	$24.67	$24.74	$25.31
Weighted average remaining life of shares under option	3.1	4.0	4.1
Fair value of options granted	$—	$—	$—

      Of the 2,113,652 options granted in fiscal 2002, 1,320,000 of these options were issued with one-third of the options vesting immediately and the remaining two-thirds vesting equally on each of the next two anniversary dates. Of the remaining options granted in fiscal 2002, 560,000 were issued with one-sixth of the options vesting immediately and the remaining five-sixths vesting in equal installments over the next five years. The remaining 233,652 options granted in fiscal 2002 and all of the options granted in fiscal 2001 vest in annual increments over five years from the grant date.

      During fiscal years 2002 and 2001, the Company issued 15,000 and 104,366 shares respectively, of restricted stock to certain employees under the 1999 Long-Term Incentive Plan. The stock issued vests in equal annual increments ranging from two to five years from the grant dates. Compensation expense is recognized over the vesting terms of the shares based on the fair market value at the date of grant or immediately upon employee termination if vesting is accelerated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Retirement Plans

      Effective July 1, 2001, the Company began matching employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “Plan”), an existing 401(k) defined contribution plan, which covers eligible salaried and hourly employees. The Company did not match employee contributions made to the Plan prior to fiscal year 2002. Under the terms of the Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. For fiscal years ended June 29, 2003 and June 30, 2002, the Company incurred $2.9 million and $3.0 million, respectively, of expense for its obligations under the matching provisions of the Plan.

      Prior to fiscal year 2002, the Company maintained a qualified profit-sharing plan, which provided benefits for eligible salaried and hourly employees. Effective December 31, 2001, the Company terminated the profit sharing plan. All unvested employee accounts were vested upon the termination of the plan and were allowed to be rolled-over to the Unifi, Inc. Retirement Savings Plan (the “Plan”). The annual contribution to the profit sharing plan in fiscal year 2001, which was determined at the discretion of the Board of Directors, amounted to $5.0 million. The Company previously leased its corporate office building from the profit-sharing plan through an independent trustee. Effective with the termination of the profit sharing plan, the corporate office building was contributed to the Plan. The Company leased its corporate office building from the Plan at fair market value rental rates until August 30, 2002, at which time it bought the building from the Plan at a fair market value price as determined by independent appraisal.

8.	Leases and Commitments

      In addition to the direct financing sales-leaseback obligation described in Footnote 4 “Long-term Debt and Other Liabilities,” the Company is obligated under operating leases consisting primarily of real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 29, 2003, are $3.5 million in 2004, $2.9 million in 2005, $1.6 million in 2006, $1.3 million in 2007, $1.3 million in 2008 and $0.1 million in aggregate thereafter. Rental expense was $8.5 million, $8.2 million and $7.9 million for the fiscal years 2003, 2002 and 2001, respectively. The Company had no significant binding commitments for capital expenditures at June 29, 2003.

9.	Business Segments, Foreign Operations and Concentrations of Credit Risk

      The Company and its subsidiaries are engaged predominantly in the processing of yarns by texturing of synthetic filament polyester and nylon fiber with sales domestically and internationally, mostly to knitters and weavers for the apparel, industrial, hosiery, home furnishing, automotive upholstery and other end-use markets. Additionally, during fiscal 1999, the Company formed a limited liability company to provide integrated manufacturing, factory automation and electronic commerce solutions to other domestic manufacturers. Effective March 2001, UTG was accounted for as an asset held for sale and did not have any sales or operating income for UTG for the 2003 and 2002 fiscal years. UTG comprises the majority of the amounts included in the “All Other” column for fiscal years 2001. The consulting portion of this business, which represented the majority of this entity’s operations, was sold at the end of fiscal year 2001. The operation that remained at the end of fiscal year 2001, which consisted of computer hardware sales and servicing, conducted business under the name Cimtec Automation, Inc. and was sold by the Company in January 2002. See Footnote 2 “Acquisitions and Divestures” for further information regarding these transactions. The Company also maintains investments in several minority-owned and jointly owned affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with Statement of Financial Accounting Standards No. 131, segmented financial information of the polyester and nylon operating segments, as regularly reported to management for the purpose of assessing performance and allocating resources, is detailed below.

			All
	Polyester	Nylon	Other	Total

	(Amounts in thousands)
Fiscal 2003:
Net sales to external customers	$624,773	$224,343	$—	$849,116
Intersegment net sales	794	1,379	—	2,173
Depreciation and amortization	48,314	17,458	—	65,772
Segment operating income (loss)	22,136	(2,576)	—	19,560
Total assets	548,302	184,811	—	733,113
Fiscal 2002:
Net sales to external customers	$662,730	$251,986	$—	$914,716
Intersegment net sales	40	—	—	40
Depreciation and amortization	51,517	19,020	—	70,537
Segment operating income	19,757	4,757	—	24,514
Total assets	557,097	219,186	—	776,283
Fiscal 2001:
Net sales to external customers	$791,169	$315,114	$24,106	$1,130,389
Intersegment net sales	63	—	9,164	9,227
Depreciation and amortization	57,159	22,616	1,048	80,823
Segment operating income (loss)	28,430	7,392	(1,859)	33,963
Total assets	608,594	292,369	5,076	906,039

      Net sales to external customers for fiscal year 2001 does not include $768 thousand of net sales associated with the Company’s wholly owned subsidiary, Unifi Technical Fabrics, LLC (“UTF”), a non-woven start-up operation. This operation was substantially manufacturing and selling off-quality product during its ramp-up phase and had not yet been classified internally as a separate operational segment for purposes of management evaluation. On June 22, 2001, the Company sold UTF to Avgol Nonwovens Industries of Holon, Israel. See Footnote 2 “Acquisitions and Divestures” for further information regarding this transaction.

      For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments on activity drivers relevant to the respective costs.

      The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company’s consolidated reporting relates to intersegment transfers of yarn, fiber costing, the provision for bad debts, certain unallocated selling, general and administrative expenses, and capitalization of property, plant and equipment costs.

      Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out method (see Footnote 1 “Accounting Polices and Financial Statement Information”), an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $3.9 million, $6.3 million and $8.2 million for fiscal years 2003, 2002 and 2001, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in the polyester segment total assets between fiscal year end 2002 and 2003 reflects an increase in current assets of $23.0 million, a decrease in fixed assets of $29.7 million, and a decrease in other assets of $2.1 million. The current asset increase was primarily due to an increase in cash, inventories and other current assets of $6.7 million, $7.0 million and $5.8 million, respectively. The fixed asset reduction is primarily associated with current year depreciation. The decrease in the nylon segment total assets for this period is a result of a decrease in accounts receivables, inventories and net property and equipment of $12.3 million, $4.3 million and $16.8 million, respectively. The reduction in property and equipment is primarily associated with current year depreciation. The reduction in noncurrent assets between fiscal years 2001 and 2002 relates to the write-off of goodwill during the current year. See “Goodwill and Other Intangibles” under Footnote 1 “Accounting Policies and Financial Statement Information” and Footnote 3 “Cumulative Effect of Accounting Change” for further discussion regarding the goodwill adjustment. The change in total assets for the “All Other” segment reflects the sale of the remaining component of UTG during the 2002 fiscal year.

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$65,772	$70,537	$80,823
Depreciation of allocated assets	5,028	5,881	7,271
Amortization of allocated assets and deferred compensation	2,239	2,304	2,055

Consolidated depreciation and amortization	$73,039	$78,722	$90,149

Operating income (loss):
Reportable segments operating income	$19,560	$24,514	$33,963
Unallocated start-up operating losses	—	—	2,078
Net standard cost (income) expense adjustment to LIFO	546	(2,750)	(2,781)
Unallocated manufacturing (income) expense	—	70	339
Unallocated selling, general, and administrative expense	1,386	2,606	—
Provision for bad debts	3,936	6,285	8,202
Interest expense	19,900	22,956	30,123
Interest income	(1,883)	(2,559)	(2,549)
Other (income) expense	(1,350)	3,239	8,077
Equity in (earnings) losses of unconsolidated affiliates	(10,627)	1,704	(2,930)
Minority interests	4,769	—	2,590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Alliance plant closure costs (recovery)	(3,486)	—	15,000
Asset impairments and write downs	—	—	24,541
Arbitration costs and expenses	19,185	1,129	—
Employee severance and related charges	16,893	—	7,545

Loss before income taxes and cumulative effect of accounting change	$(29,709)	$(8,166)	$(56,272)

Total assets:
Reportable segments total assets	$733,113	$776,282	$906,039
Corporate current assets, net of LIFO reserve	55,318	22,747	24,720
Unallocated corporate fixed assets	15,901	12,818	16,603
Other non-current corporate assets	30,824	38,430	42,226
Investments in unconsolidated affiliates	173,731	180,930	167,286
Intersegment notes and receivables	(20,751)	(19,744)	(19,555)

Consolidated assets	$988,136	$1,011,463	$1,137,319

      The Company’s domestic operations serve customers principally located in the southeastern United States as well as international customers located primarily in Canada, Mexico and Israel and various countries in Europe, Central America, South America and South Africa. Export sales from our U.S. operations aggregated $107.9 million in 2003, $108.2 million in 2002 and, $143.4 million in 2001. During fiscal 2003, 2002 and 2001 the Company did not have sales to any one customer in excess of 10% of consolidated revenues. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers, dispersion across different end-uses and geographic regions and its factoring arrangements.

      The Company’s foreign operations primarily consist of manufacturing operations in Ireland, England, Brazil and Colombia. The Colombian operation was closed in June 2001 in an effort to consolidate operations, and re-opened in August 2002 to fill a need to manufacture certain products in the region. Net sales, pre-tax operating income and total assets of the Company’s foreign and domestic operations are as follows:

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Foreign operations:
Net sales	$169,147	$165,424	$190,763
Pre-tax income (loss)	1,135	1,173	(28,430)
Total assets	173,780	159,631	160,190
Domestic operations:
Net sales	$679,969	$749,292	$940,394
Pre-tax income (loss)	(30,844)	(9,339)	(27,842)
Total assets	814,356	851,832	977,129

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets, and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. For anticipated purchase transactions, gains or losses on hedge contracts are accumulated in Other Comprehensive Income (Loss) and periodically evaluated to assess hedge effectiveness. In fiscal year 2001, the Company recorded and subsequently wrote off approximately $4.7 million of accumulated losses on hedge contracts associated with the anticipated purchase of machinery that was later canceled. The contracts entered into for anticipated purchase commitments were subsequently unwound by entering into sales contracts with identical remaining maturities and contract values. These purchase and sales contracts continued to be marked to market with offsetting gain and losses until they matured. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 2003 and June 2004, respectively.

      The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Foreign currency purchase contracts:
Notional amount	$2,926	$3,011	$14,400
Fair value	2,658	3,114	12,439

Net (gain) loss	$268	$(103)	$1,961

Foreign currency sales contracts:
Notional amount	$18,530	$17,256	$28,820
Fair value	17,945	16,769	29,369

Net (gain) loss	$(585)	$(487)	$549

      The total impact of foreign currency related items on the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.7 million for the fiscal year ended June 29, 2003, and pre-tax losses of $0.3 million and $9.5 million, for fiscal years ended June 30, 2002 and June 24, 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11. Investment in Unconsolidated Affiliates

      On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS incorporated the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased when the venture was formulated. Solutia exited the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility started initial production in January 2002 and was substantially on line by the end of September 2002. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the NAFTA and CBI markets.

      Through June 29, 2003 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

      As a result of the above, in the fiscal fourth quarter management of the joint venture determined that it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets, approximating $25.8 million as of June 29, 2003, may not be recoverable. During the June quarter, a test of the recoverability of its long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Condensed balance sheet and income statement information of the combined unconsolidated equity affiliates as of and for the fiscal years ended June 29, 2003, June 30, 2002, and June 24, 2001 are as follows:

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Current assets	$207,953	$214,166	$258,679
Noncurrent assets	179,826	212,501	216,760
Current liabilities	28,962	33,256	145,963
Shareholders’ equity and capital accounts	294,946	313,862	294,411

Net sales	$453,029	$460,987	$493,012
Gross profit	56,197	31,329	27,229
Income from operations	33,392	8,903	4,224
Net income (loss)	32,516	(1,508)	6,642

      UNIFI-SANS and the LLC are organized as partnerships for U.S. tax purposes. Taxable income is passed through UNIFI-SANS and LLC to the members in accordance with the Operating Agreements of UNIFI-SANS and LLC. For the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, distributions received by the Company from the LLC amounted to $19.1 million, $0.9 million and $51.9 million, respectively. Included in the above net sales amounts for the 2003 and 2002 fiscal years and for the approximate 12 week period ended June 24, 2001 are sales to Unifi of approximately $30.8 million, $29.5 million and $12.5 million, respectively. These amounts represent sales of nylon POY from U.N.F. for use in the production of textured nylon yarn in the ordinary course of business.

12.	Supplemental Cash Flow Information

      Supplemental cash flow information is summarized below:

	Fiscal Years Ended

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Cash payments (receipts) for:
Interest	$17,543	$23,462	$28,362
Income taxes, net of refunds	(12,013)	(13,909)	1,392

13.	Minority Interest

      Effective May 29, 1998, the Company formed Unifi Textured Polyester, LLC (UTP) with Burlington Industries, Inc. (“Burlington”) to manufacture and market natural textured polyester yarns. The Company has an 85.42% interest in UTP and Burlington has 14.58%. For the first five years, Burlington is entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. Subsequent to this five-year period, earnings and cash flows are to be allocated based on ownership percentages. UTP’s assets, liabilities and earnings are consolidated with those of the Company and Burlington’s interest in the UTP is included in the Company’s financial statements as minority interest expense. Minority interest expense for Burlington’s share of UTP in fiscal 2003, 2002 and 2001 were $4.7 million, $0 and $3.0 million, respectively.

14.	Fiscal Year 1999 Early Retirement and Termination Charge

      During the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

most severance being paid over the next three years. In the fourth quarter of fiscal 2001, an additional charge of $1.6 million was recorded for the estimated increase in the present value of future health and dental costs associated with these terminated employees. For fiscal years 2003 and 2002, a similar charge was recorded in the amount of $0.5 million and $0.2 million, respectively. In addition, an adjustment was recorded in fiscal years 2003 and 2002 to replenish the reserve for the difference between the actual cash payments and the present value of the liability originally recorded, which represented interest expense. At June 29, 2003, a reserve of $3.9 million remained on the Consolidated Balance Sheet that is expected to equal the present value of future cash payments for remaining severance and medical and dental expenses associated with these terminated employees. The table below summarizes the activity associated with this charge for fiscal years June 29, 2003, June 30, 2002 and June 24, 2001:

	June 29, 2003	June 30, 2002	June 24, 2001

	(Amounts in thousands)
Balance at beginning of fiscal year	$4,066	$5,636	$7,439
Change in estimate for original charges	528	187	1,659
Present value adjustment	373	386	—
Cash payments	(1,107)	(2,143)	(3,462)

Balance at end of fiscal year	$3,860	$4,066	$5,636

15.	Consolidation and Cost Reduction Efforts

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

      The charge for impairment and other write down of assets includes $18.6 million for the write down of duplicate or less efficient property, plant and equipment to their fair value less disposal cost and the write down of certain non-core assets which were held for sale. All of the non-core assets held for sale included in this charge were disposed of by January 2002. Additionally, an impairment charge of $5.9 million was recorded for the write down to fair value of assets, primarily goodwill, associated with the European polyester dyed yarn operation and Colombian nylon covering operation as the undiscounted cash flows of the business were not sufficient to cover the carrying value of these assets. These reviews were prompted by ongoing excess manufacturing capacity issues. Run-out expenses related to the consolidation and closing of the affected operations, including equipment relocation and other costs associated with necessary ongoing plant maintenance expenses, were charged to operations as incurred and were substantially completed by the end of fiscal 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second and fourth quarters of fiscal 2002, the Company recorded a $0.6 million charge and a $0.8 million charge, respectively, for severance costs associated with the further consolidation and reduction of selling, general and administrative expenses.

      The table below summarizes the employee severance portion of the consolidation and cost reduction charge, the amounts paid and the accrued balance as of June 29, 2003 and June 30, 2002:

	June 29, 2003	June 30, 2002

	(Amounts in thousands)
Balance at beginning of fiscal year	$1,273	$2,338
Additional charges	426	1,454
Cash payments	(911)	(2,519)

Balance at end of fiscal year	$788	$1,273

      Substantially all costs other than severance associated with the consolidation and cost reduction efforts were non-cash.

      During the fourth quarter of fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 450 U.S. employees were notified of the reorganization in April, and substantially all of the affected employees were terminated by the end of April. The European operation notified employees during April and May, and substantially all of the affected employees will be terminated by the end of September 2003. Severance payments are being made in accordance with various plan terms, which vary in time from a minimum of four weeks to a maximum of 24 months ending in April 2005.

      The table below summarizes the employee severance charge, the amounts paid and the accrued balance as of June 29, 2003.

June 29, 2003

(Amounts in thousands)
Balance at beginning of fiscal year	$—
Original charges	16,893
Cash payments	(3,711)

Balance at end of fiscal year	$13,182

16. Alliance

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

      The Company recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance of $34.6 million and $33.8 million for the fiscal years ended June 29, 2003 and June 30, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value within a range of $300.0 million to $600.0 million. Dupont’s right to put its U.S. polyester filament business to Unifi and Unifi’s obligation to purchase such business are subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. The Company believes that its ability to finance the purchase of Dupont’s U.S. polyester filament business will be partially dependant upon the level of underlying cash flows generated by such business; such cash flow levels are not known by the Company at this time. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million. See Footnote 18 for additional information involving the Alliance.

17. Alliance Plant Closure Costs

      In the fourth quarter of fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represents 50% of the severance and dismantlement cost of closing this plant. The Cape Fear plant produced polyester POY and was one of two DuPont facilities involved in the Alliance further discussed in Footnote 16 “Alliance.” Now that the project is substantially complete the Company’s actual share of the severance and dismantlement costs is currently estimated to be $11.5 million. Accordingly, the Company has reflected a reduction of previously recorded amounts of $3.5 million in the accompanying Consolidated Statements of Operations. The remaining obligation is included in accrued liabilities on the Consolidated Balance Sheets. The table below summarizes the activity associated with this charge for fiscal years June 29, 2003 and June 30, 2002:

	June 29, 2003	June 30, 2002

	(Amounts in thousands)
Balance at beginning of fiscal year	$6,632	$15,000
Change in estimate for original charges	(3,486)	—
Cash payments	(2,890)	(8,368)

Balance at end of fiscal year	$256	$6,632

18. Commitments and Contingencies

      As further described in Footnote 16 “Alliance,” effective June 1, 2000, the Company and DuPont initiated a manufacturing alliance. In accordance with the terms of the Alliance Agreements between the Company and DuPont, a provision of the Agreements provides for disputed matters to be arbitrated if they cannot otherwise be resolved. In February 2002, DuPont filed a Demand for and Notice of Arbitration and Unifi responded with an Answer and Counterclaim. DuPont’s claims approximated $85.0 million, injunctive relief and, absent a satisfactory cure by Unifi, a declaratory judgment that the Company was in “substantial breach” of the Alliance Agreements, which if allowed would permit DuPont to terminate the Alliance and exercise its right to sell (“Put”) its U.S. polyester filament business to the Company for a purchase price within a range of $300.0 million to $600.0 million, as set forth in the Alliance Agreements. Of these damages, approximately $71.0 million related to DuPont’s contention that after creation of the Alliance, until and unless the Alliance assets are running at full capacity, Unifi should buy all of its external POY needs from DuPont, thus, taking business away from Unifi’s other third party POY suppliers. Unifi does not agree that it was or is obligated to purchase these volumes of POY from DuPont. Had Unifi purchased these volumes of POY from Dupont, the Company believes that the prices it would have paid DuPont for such POY purchases would have been approximately at or below the prices it actually paid to its other third party POY suppliers. The remaining damages asserted by DuPont related to an alleged approximately $8.0 million issue regarding capacity utilization in the Alliance manufacturing facilities and approximately $6.0 million in interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Scheduled arbitration hearings concluded on January 23, 2003 and the Company received, in the March and June quarters of the 2003 fiscal year, orders from the Arbitration Panel stating that Unifi had not committed a “substantial breach” of the Alliance agreements, and consequently DuPont cannot terminate the Alliance or exercise its right to sell (“Put”) its U.S. polyester filament business to the Company at this time. Additionally, the Arbitration Panel determined that DuPont did not breach its “obligations and undertakings” thereby resulting in no “material adverse effect”, each as defined in the Alliance agreements, on the POY business. Accordingly, the terms of the Put exercisable by DuPont in June 2005 remain in effect, as described in the Alliance agreements.

      Additionally, with respect to DuPont’s previously disclosed claims for approximately $85.0 million and Unifi’s counterclaims, the Arbitration Panel ruled that the Company had violated certain provisions of the Alliance agreements and that DuPont had misinterpreted certain provisions of the Alliance agreements.

      The Arbitration process concluded in June 2003 and, as a result, upon reviewing submissions from both companies, the Arbitration Panel awarded damages to Dupont, inclusive of interest, in the amount of approximately $16.0 million. Such damages were paid by the Company to Dupont in June 2003. The Company has also included arbitration expenses, previously included in selling, general and administrative expenses, as part of its arbitration costs and expenses in its Consolidated Statements of Operations. Such expenses amounted to $3.2 million and $1.1 million for the fiscal years ended June 29, 2003 and June 30, 2002, respectively.

      The Arbitration Panel also reaffirmed its decision to dismiss $17.6 million of the aforementioned DuPont claim, as this claim was not properly brought before the Arbitration Panel. However, DuPont continues to pursue collection of this claim. The Company continues to deny these assertions.

19.     Quarterly Results (Unaudited)

      Quarterly financial data for the fiscal years ended June 29, 2003 and June 30, 2002 is presented below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Amounts in thousands, except per share data)
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)
2002:
Net sales	$223,026	$221,655	$213,501	$256,534
Gross profit	22,238	15,497	14,767	22,050
Income (loss) before cumulative effect of accounting change	2,666	(3,515)	(3,581)	(1,644)
Cumulative effect of accounting change	(37,851)	—	—	—
Net loss	(35,185)	(3,515)	(3,581)	(1,644)
Losses per share (diluted) before cumulative effect of accounting change	.05	(.07)	(.07)	(.03)
Net loss per share (diluted)	(.66)	(.07)	(.07)	(.03)

	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
2003:
Net sales	$221,530	$201,859	$219,633	$206,094
Gross profit	23,117	14,949	15,539	17,699
Net income (loss)	4,327	(2,170)	1,144	(30,478)
Earnings (losses) per share (basic)	.08	(.04)	.02	(.57)
Earnings (losses) per share (diluted)	.08	(.04)	.02	(.57)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has not changed accountants nor are there any disagreements with its accountants, Ernst & Young LLP, on accounting and financial disclosure that should be reported pursuant to Item 304 of Regulation S-K.

Item 9a. Controls and Procedures

      The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to the Company’s management, specifically including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

      The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2003.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.     Directors and Executive Officers of Registrant and Compliance with Section 16(a) of The Exchange Act

      (a) Directors of Registrant: The information included under the headings “Election of Directors”, “Nominees for Election as Directors”, “Beneficial Ownership of Common Stock By Directors and Executive Officers”, “Directors’ Compensation”, “Committees of the Board of Directors”, and compliance with Section 16(a) of The Securities and Exchange Act, beginning on Page 3 and ending on Page 7 and on page 16 of the definitive proxy statement filed with the Commission since the close of the Registrant’s fiscal year ended June 29, 2003, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

      (b) Identification of Executive Officers:

President and Chief Executive Officer

      Brian R. Parke. Mr. Parke is 55 and had been the Manager or President of the Company’s Irish subsidiary (Unifi Textured Yarns Europe Limited) from its acquisition by the Company in 1984 to January 20, 1999, when he was elected President and Chief Operating Officer of the Company. On January 26, 2000, Mr. Parke was elected Chief Executive Officer of the Company. Additionally, Mr. Parke has been a Vice President of the Company since October 21, 1993 and on July 22, 1999 was elected to the Company’s Board of Directors.

Vice Presidents

      Thomas H. Caudle. Mr. Caudle is 52 and has been an employee of the Company since 1982. On January 20, 1999, Mr. Caudle was elected as a Vice President of Manufacturing Services of the Company and on July 26, 2000 he was elected as a Senior Vice President in charge of Manufacturing for the Company. In April 2003, Mr. Caudle was elected Vice President of Global Operations.

      Michael E. Delaney. Mr. Delaney is 47 and has been an employee of the Company since January 2000, when he joined the Company as Senior Vice President of Marketing. Prior to coming to the Company, Mr. Delaney was Vice President of Marketing with Volvo Truck N.A. from July 1997 through December 1999, Vice President of Marketing with GE Capital Transport International Pool from December 1995 through July 1997 and Vice President of TIP Intermodel Services from December 1993 through December 1995. In April 2003, Mr. Delaney was elected Vice President of Commercial Operations

      Benny L. Holder. Mr. Holder is 41 has been an employee of the Company since January 1995. Prior to coming to the Company, Mr. Holder held various management positions in the Information Technology departments within Memorex Telex from 1990 until 1994 and at Revlon, Inc. from 1994 until 1995. Mr. Holder has held various management positions within the Information Technology area of the Company since joining, overseeing all of the Company’s IT operations as Managing Director from June 1999 until January 2001 when he was appointed Vice President and Chief Information Officer.

      Robert J. Kocourek. Mr. Kocourek is 50 and has been an employee of the Company since January 2001. Prior to coming to the Company, Mr. Kocourek was Executive Vice President of Finance & Administration of New Breed Corporation in High Point, North Carolina from March 1996 to September 2000. He joined the Company as Director of Financial Planning and Budgeting, was elected Treasurer in October 2002, and in April 2003 was elected Vice President and Chief Financial Officer. Mr. Kocourek has notified the Company of his intent to resign his position with the Company effective September 30, 2003.

      Charles F. McCoy. Mr. McCoy is 39, has been an employee of the Company since January 2000, when he joined the Company as its Assistant Secretary and General Counsel. Prior to being employed by the Company, Mr. McCoy was an Associate Attorney with the law firm of Frazier, Frazier & Mahler, LLP from 1989 until 1993 and a Partner of the firm from 1994 until December 1999, which firm had served as General

Counsel for the Company since 1971. In October 2000, Mr. McCoy was elected as Vice President, Secretary and General Counsel of the Company and Corporate Compliance Officer in 2002.

      Willis C. Moore, III. Mr. Moore is 50 and served with Ernst & Young LLP, or its predecessors from 1975 until December 1994, including eleven (11) years as a Partner. He joined the Company as its Chief Financial Officer in December 1994. Mr. Moore was elected as a Vice President of the Company on October 19, 1995, Senior Vice President on October 23, 1997 and Executive Vice President on July 26, 2000. In April 2003, Mr. Moore was elected Vice President of Governmental and Investor Relations.

      Robert S. Smith, Jr. Mr. Smith is 35 and has been an employee of the Company since 1986. Mr. Smith has worked for the Company in Manufacturing, Industrial Engineering, Customer Service and Planning and has been involved in the Information Technology transitions. From there he has worked in the areas of Business Development, Human Resources, and Six Sigma. He served as Director of Sales and Service until April 2003, when he was elected Vice President of North American Operations.

      Willie M. Wooldridge, Jr. Mr. Wooldridge is 54 and has been an employee of the Company since 2000. Prior to coming to the Company, Mr. Wooldridge’s long history in Human Resources includes 10 years at RCA, 5 years at Nestle, and 3 years at PAI. He started his own consulting firm prior to joining Unifi. In 2000 he joined the Company as Manager of Professional Development, was then elected to Director of Human Resources in 2001 and was elected Vice President of Human Resources in April 2003.

      These executive officers, unless otherwise noted, were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 23, 2002. Each executive officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

      (d) Family Relationship: There are no family relationship between any of the Directors and Executive Officers of the Company.

Item 11.     Executive Compensation

      The information set forth under the headings “Compensation Committees Interlocks and Insider Participation in Compensation Decisions”, “Insider Transactions”, “Report of the Compensation Committee on Executive Compensation”, “Executive Officers and their Compensation”, “Option Grants in Fiscal Year 2003”, “Option Exercises and Option/SAR Values”, “Employment and Termination Agreements”, and the “Performance Graph-Shareholder Return on Common Stock” beginning on Page 7 and ending on Page 15 of the Company’s definitive proxy statement filed with the Commission since the close of the Registrant’s fiscal year ended June 29, 2003, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

      For additional information regarding executive compensation reference is made to Exhibits (10i), (10j), (10k), (10o), (10p), (10q) and (10r) of this Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table summarizes the Company’s equity compensation plans:

	(a)	(b)	(c)

Number of securities
remaining available for
	Number of shares to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by shareholders	4,463,947	$12.621	2,612,866
Equity compensation plans not approved by shareholders	—	—	—

Total	4,463,947	$12.621	2,612,866

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

      Security ownership of certain beneficial owners and management is the same as reported under the heading “Information Relating to Principal Security Holders” on Page 2 of the definitive proxy statement and under the heading “Beneficial Ownership of Common Stock By Directors and Executive Officers” on Pages 5 and 6 of the definitive proxy statement filed with the Commission pursuant to Regulation 14 (a) within 120 days after the close of the fiscal year ended June 29, 2003, which are hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      The information included under the heading “Compensation Committees Interlocks and Insider Participation In Compensation Decisions”, on Page 7 of the definitive proxy statement filed with the Commission since the close of the Registrant’s fiscal year ended June 29, 2003, and within 120 days after the close of said fiscal year, is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

      Not required.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements

      The following financial statements and report of independent auditors are filed as a part of this Report.

Pages

Report of Independent Auditors	27
Consolidated Balance Sheets at June 29, 2003 and June 30, 2002	28
Consolidated Statements of Operations for the Years Ended June 29, 2003, June 30, 2002, and June 24, 2001	29
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended June 29, 2003, June 30, 2002, and June 24, 2001	30
Consolidated Statements of Cash Flows for the Years Ended June 29, 2003, June 30, 2002, and June 24, 2001	31
Notes to Consolidated Financial Statements	32
2. Financial Statement Schedules
II — Valuation and Qualifying Accounts	63
Parkdale America, LLC Financial Statements as of December 28, 2002 and for the year then ended	64

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

      With the exception of the information herein expressly incorporated by reference, the 2003 Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

            3. Exhibits

Exhibit
No.		Description

(2a-1)	—	Contribution Agreement, dated June 30, 1997, by and between Parkdale Mills, Inc., Unifi, Inc., UNIFI Manufacturing, Inc., and Parkdale America, LLC, filed as Exhibit (2) to Unifi’s Form 8-K filed with the Commission on July 15, 1997, which is incorporated herein by reference.
(3a)	—	Restated Certificate of Incorporation of Unifi, Inc., dated July 21, 1994, (filed as Exhibit 3(a) with the Company’s Form 10-K for the fiscal year ended June 25, 2000), which is incorporated herein by reference.
(3b)	—	Certificate of Amendment of the Certificate of Incorporation of Unifi, Inc., dated January 6, 2003, filed herewith.
(3c)	—	Restated by-laws of Unifi, Inc., effective October 23, 2002, filed herewith.
(4a)	—	Specimen Certificate of Unifi, Inc.’s common stock, filed as Exhibit 4(a) to the Registration Statement on Form S-1, (Registration No. 2-45405), which is incorporated herein by reference.
(4b)	—	Unifi, Inc.’s Registration Statement for the 6 1/2% Notes due 2008, Series B, filed on Form S-4 (Registration No. 333-49243), which is incorporated herein by reference.

Exhibit
No.		Description

(4c)	—	Description of Unifi, Inc.’s common stock, filed on November 5, 1998, as Item 5. (Other Events) on Form 8-K, which is incorporated herein by reference.
(10a)	—	*Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992, (filed as Exhibit 10(c) with the Company’s Form 10-K for the fiscal year ended June 27, 1993), and included as Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 33-53799), which are incorporated herein by reference.
(10b)	—	*Unifi, Inc.’s Registration Statement for selling Shareholders, who are Directors and Officers of the Company, who acquired the shares as stock bonuses from the Company, filed on Form S-3 (Registration No. 33-23201), which is incorporated herein by reference.
(10c)	—	*Unifi, Inc.’s 1996 Incentive Stock Option Plan (filed as Exhibit 10(f) with the Company’s Form 10-K for the fiscal year ended June 30, 1996) which is incorporated herein by reference.
(10d)	—	*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan (filed as Exhibit 10(g) with the Company’s Form 10-K for the fiscal year ended June 30, 1996) which is incorporated herein by reference.
(10e)	—	Credit Agreement dated as of December 7, 2001, by and among the Financial Institutions Named Therein as the Lenders, and Bank of America, N.A. as the Agent, and Unifi, Inc. and certain of its Domestic Subsidiaries as the Borrows (the “Credit Agreement”) Agreement (filed as Exhibit 10(e) with the Company’s From 10-K for the fiscal year ended June 30, 2002).
(10f)	—	Security Agreement dated as of December 7, 2001, between Unifi, Inc. and certain of its Domestic Subsidiaries and Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement (filed as Exhibit 10(f) with the Company’s From 10-K for the fiscal year ended June 30, 2002).
(10g)	—	Reallocation Amendment and Assignment dated as of January 1, 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Existing Lenders, the Remaining Lenders and Bank of America, N.A., as Agent for the Lenders, filed herewith.
(10h)	—	Second Amendment dated as of August 6, 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Lenders, and Bank of America, N.A., as Agent for the Lenders, filed herewith.
(10i)	—	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002 (filed as Exhibit 10(g) with the Company’s From 10-K for the fiscal year ended June 30, 2002).
(10j)	—	*Change of Control Agreement between Unifi, Inc. and G. Alfred Webster, dated October 26, 2000, expiring November 1, 2005 (filed as Exhibit (10l) with the Company’s Form 10-K for the fiscal year ended June 24, 2001), which is incorporated herein by reference.
(10k)	—	*Change of Control Agreement between Unifi, Inc. and Willis C. Moore, III, dated January 23, 2002, expiring November 1, 2005, filed as Exhibit 10(i) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference (similar agreements were signed by Thomas H. Caudle, Jr., Michael E. Delaney, O. Lee Gordon, Benny L. Holder, Stewart Q. Little, and Charles F. McCoy).
(10l)	—	*Agreement, effective February 1, 1999, by and between Unifi, Inc. and Jerry W. Eller, (filed as Exhibit 10(s) with the Company’s Form 10-K for the fiscal year ended June 27, 1999).
(10m)	—	*1999 Unifi, Inc. Long-Term Incentive Plan, (filed as Exhibit 99.1 to the Registration Statement on Form S-8, (Registration No. 333-48158), which is incorporated herein by reference.

Exhibit
No.		Description

(10n)	—	Master Agreement POY Manufacturing Alliance between Unifi, Inc. and E.I. du Pont de Nemours and Company, dated June 1, 2000 (filed as Exhibit 10(o) with the Company’s Form 10-K for the fiscal year ended June 25, 2000) which is incorporated herein by reference.
(10o)	—	*Employment Offer Letter from Unifi, Inc. to Michael E. Delaney dated December 8, 1999, filed herewith.
(10p)	—	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and G. Alfred Webster, filed herewith.
(10q)	—	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and Stewart Q. Little, filed herewith.
(10r)	—	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and Ottis “Lee” Gordon, filed herewith.
(21)	—	Subsidiaries of Unifi, Inc.
(23a)	—	Consent of Ernst & Young LLP.
(23b)	—	Consent of PricewaterhouseCoopers, LLP.
(31a)	—	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31b)	—	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32a)	—	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32b)	—	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.

      (b) Reports on Form 8-K

      The Company filed the following three Form 8-K reports during the fourth quarter.

1.	The report filed on April 17, 2003 disclosed that the Company was restructuring its domestic operations resulting in the elimination of approximately 400 domestic positions and that the Company expected to take a charge of approximately $11.0 million.

2.	The report filed on April 25, 2003 stated that the Board of Directors reinstituted the Company’s previously authorized stock repurchase plan, Mr. Robert J. Kocourek was elected as the Company’s Vice President & Chief Financial Officer, and the Company’s Irish subsidiary announced it would be restructuring its operations and eliminating approximately 250 hourly and staff positions that would require the subsidiary to take a charge in the fourth quarter of fiscal 2003. The report also included, as an exhibit, the Company’s third quarter results of operation and financial condition.

3.	The report filed on June 17, 2003 stated that the Company received an arbitration ruling in its arbitration proceedings with E. I. DuPont De Nemours & Co.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC.

September 22, 2003

By:	/s/ BRIAN R. PARKE

Brian R. Parke
President
(Chief Executive Officer)

September 22, 2003

By:	/s/ ROBERT J. KOCOUREK

Robert J. Kocourek
Vice President
(Chief Financial Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ BRIAN R. PARKE Brian R. Parke	President, Chief Executive Officer and Director	September 22, 2003

/s/ ALFRED WEBSTER Alfred Webster	Director	September 22, 2003

/s/ WILLIAM J. ARMFIELD, IV William J. Armfield, IV	Director	September 22, 2003

/s/ R. WILEY BOURNE, JR. R. Wiley Bourne, Jr.	Director	September 22, 2003

/s/ CHARLES R. CARTER Charles R. Carter	Director	September 22, 2003

/s/ SUE W. COLE Sue W. Cole	Director	September 22, 2003

/s/ J.B. DAVIS J.B. Davis	Director	September 22, 2003

Kenneth G. Langone	Director	September **, 2003

/s/ DONALD F. ORR Donald F. Orr	Director	September 22, 2003

(27)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other Accounts —	Deductions —	at End of
Description	of Period	Expenses	Describe(b)	Describe(c)	Period

Allowance for uncollectible accounts(a):
Year ended June 29, 2003	$10,652	4,023	(1,779)	(628)	$12,268
Year ended June 30, 2002	9,889	12,123	(689)	(10,671)	10,652
Year ended June 24, 2001	17,209	14,985	47	(22,352)	9,889
Valuation allowance for deferred tax assets:
Year ended June 29, 2003	$7,800	2,700	—	—	$10,500
Year ended June 30, 2002	7,800	—	—	—	7,800
Year ended June 24, 2001	7,800	—	—	—	7,800

Footnote (pertaining to the Allowance for uncollectible accounts)

(a)	The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts.
(b)	Includes acquisition related adjustments and/or effects of currency translation from restating activity of our foreign affiliates from their respective local currencies to the U.S. dollar.
(c)	Includes accounts written off which were deemed not to be collectible and customer claims paid, net of certain recoveries.

PARKDALE AMERICA, LLC AND SUBSIDIARY

Consolidated Financial Statements

December 28, 2002 and December 29, 2001

PARKDALE AMERICA, LLC AND SUBSIDIARY

Index to Consolidated Financial Statements

December 28, 2002 and December 29, 2001

Page(s)

Report of Independent Auditors	66
Consolidated Financial Statements
Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001 (unaudited)	67
Consolidated Statements of Income for the years ended December 28, 2002, December 29, 2001(unaudited) and December 30, 2000 (unaudited)	68
Consolidated Statements of Members’ Equity for the years ended December 28, 2002, December 29, 2001(unaudited) and December 30, 2000 (unaudited)	69
Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001(unaudited) and December 30, 2000 (unaudited)	70
Notes to Consolidated Financial Statements	71-79

REPORT OF INDEPENDENT AUDITORS

To the Board of Members of

Parkdale America, LLC and Subsidiary

      In our opinion the consolidated balance sheet as of December 28, 2002, and the related consolidated statements of income, members’ equity and cash flows present fairly in all material respects, the financial position of Parkdale America, LLC and subsidiary (the “Company”) at December 28, 2002 and the results of their operations and their cash flows for the year ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      The accompanying balance sheet of the Company as of December 29, 2001 and the related consolidated statements of income, members’ equity and cash flows for the years ended December 29, 2001 and December 30, 2000, were not audited by us and, accordingly, we do not express an opinion on them.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2003

PARKDALE AMERICA, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 28, 2002 and December 29, 2001

	2002	2001

		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$99,973,000	$47,732,000
Accounts receivable, less allowances of $4,399,000 and $5,500,000, respectively	50,176,000	45,927,000
Inventories, net	42,793,000	65,229,000
Prepaid expenses	1,460,000	120,000
Notes receivable	84,000	796,000
Due from affiliates, net	686,000	1,593,000

Total current assets	195,172,000	161,397,000
Property, plant and equipment, net	136,045,000	167,161,000
Investment in affiliate	8,148,000	9,030,000
Intangible assets, net	2,516,000	3,109,000
Derivative instruments, net	1,734,000	—
Notes receivable from affiliate	5,227,000	5,227,000
Deferred financing costs	918,000	1,263,000

	$349,760,000	$347,187,000

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Trade accounts payable	$10,320,000	$11,177,000
Accrued insurance	1,112,000	961,000
Accrued utilities	926,000	1,003,000
Other accrued expenses	5,319,000	3,424,000
Current portion of capital lease obligations	1,426,000	947,000

Total current liabilities	19,103,000	17,512,000
Capital lease obligations	18,592,000	20,018,000
Long-term debt	40,000,000	40,000,000
Deferred revenue	75,000	—
Derivative instruments, net	—	1,488,000

Total liabilities	77,770,000	79,018,000
Commitments and contingencies	—	—
Members’ equity	271,990,000	268,169,000

	$349,760,000	$347,187,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKDALE AMERICA, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

	2002	2001	2000

		(Unaudited)	(Unaudited)
Net sales (sales to related parties $9,921,000, $109,265,000 and $18,544,000, respectively)	$423,515,000	$449,175,000	$487,020,000
Cost of goods sold	(375,285,000)	(421,399,000)	(447,950,000)

Gross margin	48,230,000	27,776,000	39,070,000
General and administrative expenses	(18,677,000)	(16,682,000)	(14,952,000)

Income from operations	29,553,000	11,094,000	24,118,000
Interest expense	(4,470,000)	(5,340,000)	(2,379,000)
Interest income	1,855,000	2,265,000	7,617,000
Gain (loss) on derivative instruments	4,824,000	(1,488,000)	—
Equity in losses of unconsolidated investee	(882,000)	2,234,000	800,000
Other income (expense), net	468,000	(1,918,000)	(394,000)

Net income	$31,348,000	$6,847,000	$29,762,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKDALE AMERICA, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

Balances, January 1, 2000 (unaudited)	$391,017,000
Adjustment for the cumulative effect on prior years of LIFO termination	(2,666,000)
Adjusted net income for the year ended December 30, 2000	29,762,000
Adjustment to excess consideration over fair value of assets acquired on Air Jet Acquisition	9,131,000
Adjustment to prior years’ identifiable costs	(3,898,000)
Dividends paid	(10,555,000)

Balances, December 30, 2000 (unaudited)	412,791,000
Net income	6,847,000
Dividends paid	(151,469,000)

Balances, December 29, 2001 (unaudited)	268,169,000
Net income	31,348,000
Dividends paid	(27,527,000)

Balances, December 28, 2002	$271,990,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKDALE AMERICA, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

	2002	2001	2000

		(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$31,348,000	$6,847,000	$29,762,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,884,000	43,586,000	48,971,000
Loss on disposals of property, plant and equipment	201,000	111,000	1,042,000
(Gain) loss on derivative instruments	(3,222,000)	1,488,000	—
Provision for bad debts	1,024,000	161,000	2,749,000
Equity in loss of unconsolidated investee	882,000	(2,234,000)	(800,000)
Changes in operating assets and liabilities
Accounts receivable	(5,273,000)	17,500,000	(10,659,000)
Notes receivable	712,000	(772,000)	(24,000)
Due to/from affiliates, net	1,092,000	30,711,000	40,096,000
Inventories, net	22,436,000	76,537,000	(60,152,000)
Prepaid expenses	(1,340,000)	831,000	(576,000)
Trade accounts payable	(857,000)	(9,824,000)	10,696,000
Accrued expenses	1,969,000	498,000	1,426,000
Deferred revenue	75,000	—	—

Net cash provided by operating activities	84,931,000	165,440,000	62,531,000

Cash flows from investing activities
Purchases of property, plant and equipment	(5,562,000)	(4,968,000)	(29,183,000)
Proceeds from disposals of property, plant and equipment	1,408,000	638,000	160,000

Net cash used in investing activities	(4,154,000)	(4,330,000)	(29,023,000)

Cash flows from financing activities
Proceeds from long-term debt	—	40,000,000	—
Proceeds from lines of credit	—	113,000,000	19,000,000
Repayment of lines of credit	—	(118,000,000)	(34,000,000)
Dividends paid	(27,527,000)	(151,469,000)	(10,555,000)
Increase in deferred financing costs	(62,000)	(1,325,000)	—
Capital lease payments	(947,000)	(887,000)	(827,000)

Net cash used in financing activities	(28,536,000)	(118,681,000)	(26,382,000)

Increase in cash and cash equivalents	52,241,000	42,429,000	7,126,000
Cash and cash equivalents, beginning of year	47,732,000	5,303,000	44,000

Cash and cash equivalents, end of year	$99,973,000	$47,732,000	$7,170,000

Supplemental disclosure of cash flow information —
Cash paid during the year for interest	$4,529,800	$4,925,000	$2,406,000

The accompanying notes are an integral part of these consolidated financial statements.

PARKDALE AMERICA, LLC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

December 28, 2002 and December 29, 2001

1. Significant Accounting Policies

Organization

      On June 30, 1997, Parkdale Mills, Inc. (Parkdale) and Unifi, Inc. (Unifi) entered into a Contribution Agreement (the Agreement) that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (the Company). In exchange for their respective contributions, Parkdale received a 66% ownership interest and Unifi received a 34% ownership interest in the Company.

      In August 2000, the Company formed a wholly owned subsidiary, Yarns, LLC, an internet-based company. All significant intercompany transactions and accounts have been eliminated in consolidation. During 2002, amounts related to Yarns, LLC were written off.

      Effective January 15, 2002, Parkdale transferred its ownership in Summit Yarn Joint Venture (“Summit”) to the Company. Summit is a joint venture with Burlington Industries, Inc., whereby each company agreed to contribute certain assets and cash for the purpose of constructing, operating and managing a yarn manufacturing facility located in Mexico. The investment was transferred at Parkdale’s historical basis of $14,257,000, which includes notes receivable totalling $5,227,000. The accompanying consolidated financial statements of the Company give effect to the transfer as if it had been consummated as of the beginning of the periods presented.

Operations

      The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. The Company has 16 manufacturing facilities primarily located in central and western North Carolina.

Fiscal Year

      The Company’s fiscal year ends the Saturday nearest to December 31. The Company’s fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 each had 52 weeks.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

      The Company recognizes revenue when goods are shipped and title is transferred to the customer.

Cash Equivalents

      The Company considers all highly-liquid investments with a maturity of three months or less to be cash equivalents.

PARKDALE AMERICA, LLC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      Substantially all of the Company’s accounts receivable are due from companies in the textile and apparel markets located primarily throughout North America. In addition, the Company maintains factoring arrangements with a financial institution (see Note 2). The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Sales to one customer accounted for approximately 10%, 12% and 12% of total sales in 2002, 2001 and 2000, respectively, under a long-term contract with the Company.

Property, Plant and Equipment

      Assets contributed from Parkdale were transferred to the Company at Parkdale’s historical net book value. Assets contributed from Unifi were recorded at fair value which management has represented approximated net book value at June 30, 1997. All subsequent additions to property, plant and equipment are recorded at cost. Provisions for repairs and maintenance, which do not extend the life of the applicable assets, are expensed. Provisions for depreciation are determined principally by an accelerated method over the estimated useful lives of the assets. The following is a summary:

	Useful Lives	2002	2001

			(Unaudited)
Land and land improvements	15 years	$4,630,000	$4,630,000
Buildings	15 - 39 years	104,806,000	103,166,000
Machinery and equipment	5 - 9 years	474,743,000	489,902,000
Office furniture and fixtures	5 - 7 years	8,230,000	7,806,000
Construction-in-progress		465,000	844,000
Assets held for sale		1,385,000	1,595,000

		594,259,000	607,943,000
Less accumulated depreciation		(458,214,000)	(440,782,000)

Property, plant and equipment, net		$136,045,000	$167,161,000

Impairment of Long-Lived Assets

      On December 30, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to determine whether such assets are impaired when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Management reviews long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. The Company performed a comprehensive review of long-lived assets as of the end of December 28, 2002. Based on this review, there were no events or changes in circumstances indicating the carrying value of our long-lived assets may not be recoverable.

Cotton Rebate Program

      The Company receives a rebate from the U.S. Government for consuming cotton grown in the United States. The rebate is based on the pounds of cotton consumed and the difference between U.S. and foreign cotton prices. Rebate income, included as a reduction to cost of goods sold in the accompanying consolidated statements of income amounted to $6,872,000, $10,065,000 and $20,943,000 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The receivable associated with this

PARKDALE AMERICA, LLC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS — (Continued)

rebate amounted to $1,344,000 and $1,025,000 as of December 28, 2002 and December 29, 2001, respectively, and was included in accounts receivable in the accompanying consolidated balance sheets.

Deferred Financing Costs

      Deferred financing costs relate to debt agreements entered into on October 31, 2001 (see Note 5). Financing costs consist primarily of commitment fees, legal fees and other direct costs incurred to obtain debt financing. These costs are amortized over the applicable terms of the debt agreements.

Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 142, which the Company adopted December 30, 2001, requires that indefinite lived assets be reviewed for impairment upon adoption and annually thereafter, unless specific circumstances indicate that a more timely review is warranted. Intangible assets subject to amortization consisted primarily of customer lists acquired and are being amortized over the terms of the agreements, principally five years. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all acquired intangible assets and make any necessary amortization period adjustments. The Company performed this analysis and, based on that assessment, no adjustments were required to be made to the amortization periods or to residual values of the Company’s existing intangible assets. These intangible assets will continue to be amortized over their remaining useful lives and reviewed for impairment annually or more often if necessary.

Reclassifications

      Certain prior year amounts have been reclassified to conform to current year presentation.

     Unaudited Financial Statements

      The unaudited financial statements as of December 29, 2001 (unaudited) and for the years ended December 29, 2001(unaudited) and December 30, 2000 (unaudited) have been prepared pursuant to generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the result for the periods presented.

2. Factoring Arrangements

      The Company has entered into factoring arrangements whereby certain of its receivables are sold on a preapproved, nonrecourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangements, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. Approximately 12% and 29% of accounts receivable were factored at December 28, 2002 and December 30, 2001, respectively. The Company had no advances from the factors outstanding at December 28, 2002 and December 29, 2001.

3. Inventories

      Inventories are stated at lower of cost or market. Cost is determined using the specific identification method for raw material inventories and the moving-average method for yarn-in-process and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete, slow-moving

PARKDALE AMERICA, LLC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS — (Continued)

and nonsaleable inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of the following as of December 28, 2002 and December 29, 2001:

	2002	2001

		(Unaudited)
Cotton and synthetics	$24,260,000	$41,238,000
Yarn-in-process	3,650,000	4,254,000
Finished yarn	13,806,000	19,046,000
Supplies	1,077,000	691,000

Total inventories	$42,793,000	$65,229,000

      On December 31, 2000, the Company changed its method of determining the cost of inventories from the last-in, first-out method to the specific identification and moving-average methods. Under the current economic environment of low inflation, the Company believes that these methods will result in better measurement of operating results and better matching of costs with product sales. The financial statements for the year ended December 30, 2000, have been retroactively adjusted for this change, which increased previously reported fiscal 2000 net income by $9,088,000 and decreased the beginning fiscal 2000 balance of retained earnings by $2,666,000.

4. Income Taxes

      The Company is a Limited Liability Company treated as a partnership for federal and state income tax reporting purposes. As a result, the Company’s results of operations are included in the income tax returns of its individual members. Accordingly, the financial statements do not include a provision for income taxes.

5. Debt

      On October 31, 2001, the Company authorized the issue and sale of $40,000,000 Senior Secured Notes (the Notes) due October 31, 2008, at a fixed interest rate of 6.82% to four insurance and finance companies. Interest payments are due on a semi-annual basis, beginning April 30, 2002. Beginning October 31, 2004, the Company is required to pay principal amounts of $8,000,000 annually until the maturity date for the Notes. The Note Purchase Agreement contains certain penalties for prepayment of the Notes. The carrying value of the Notes approximates their fair value as of December 28, 2002.

      The future maturities of the Notes are as follows:

2003	$—
2004	8,000,000
2005	8,000,000
2006	8,000,000
2007	8,000,000
2008	8,000,000

$40,000,000

Lines of Credit

      In connection with the issuance of the Notes on October 31, 2001, the Company entered into an agreement for a line of credit with a group of banks, which provides for borrowings up to $90,000,000. Borrowings under this agreement bear interest at either the prime rate plus an applicable margin or a LIBOR rate plus an applicable margin, as chosen by the Company. The termination date of this agreement is

PARKDALE AMERICA, LLC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS — (Continued)

October 31, 2004. At December 28, 2002 and December 29, 2001, there were no amounts outstanding under this agreement.

Loan Covenants

      The Company’s debt agreements contain restrictive covenants which, among other things, require the maintenance of minimum levels of cash flow coverage and net worth, restrict certain payments of dividends and limit unsecured borrowings. At December 28, 2002, the Company was in compliance with all financial covenants.

6. Derivative Instruments

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. During fiscal 2001, the Company adopted SFAS No. 133. The Company uses interest rate swap agreements to manage the risk that changes in interest rates will affect the amount of future interest payments. The differential paid or received under these agreements is recognized as an adjustment to interest expense. These agreements are required to be recognized at their fair value in the accompanying consolidated balance sheet.

      As of December 28, 2002 and December 29, 2001, the Company was a party to the following interest rate swap agreements with a bank:

Notional amount	$30,000,000	$40,000,000
Payment rate	5% fixed	one-month LIBOR
Receipt rate	one-month LIBOR	4.24%
Inception date	3/7/01	11/21/01
Expiration date	3/12/04	10/12/08
Estimated fair value as of December 29, 2001	$(1,106,000)	$(382,000)
Estimated fair value as of December 28, 2002	(1,339,000)	1,722,000

      The estimated fair values of the agreements are the estimated amount that the Company would pay or receive to terminate these agreements at the reporting date, taking into account current interest rates. The estimated fair values do not necessarily reflect the potential income or loss that would be realized on an actual settlement of the agreements. The Company did not apply hedge accounting treatment and has recorded the unrealized gains and losses in the statements of income.

      In addition, the Company enters into forward contracts for cotton purchases, which qualify as derivative instruments under SFAS No. 133. However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption. Therefore, the provisions of SFAS No. 133 are not applicable to these contracts.

      Also, the Company entered into future contracts for cotton purchases, which qualify as derivative instruments under SFAS No. 133. These contracts are used to economically hedge against rising cotton prices. The Company does not apply hedge accounting for these contracts and records these instruments at their fair value of $1,350,000 in the accompanying consolidated balance sheet as of December 28, 2002. At

PARKDALE AMERICA, LLC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 28, 2002, all realized and unrealized gains and losses, resulting from this trading activity, are reflected in the accompanying consolidated statements of income as a component of gain (loss) on derivative instruments.

7. Defined Contribution Plan

      The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company recognized expense for this plan of $572,000, $634,000 and $510,000 during the years ended December 28, 2002, December 29, 2001 and December 30, 2002, respectively.

8. Related Party Transactions

Cotton Purchases and Commitments

      On September 29, 2001, the Company segregated its raw material cotton inventory from the raw material cotton inventory of Parkdale. During fiscal 2002 and 2001, the Company sold cotton at cost to Parkdale amounting to $4,558,000, and $45,527,000, respectively. During fiscal 2002, Parkdale sold cotton at cost to the Company amounting to $10,156,000. Parkdale did not sell cotton to the Company during 2001 and 2000.

      On September 30, 2000, Parkdale transferred its raw material cotton inventory at cost with a value of $46,344,000 too the Company. From October 1, 2000, to December 30, 2000, the Company sold cotton at cost to Parkdale amounting to $16,003,000. The Company purchased cotton from Parkdale at cost amounting to $210,044,000 for the period from January 2, 2000, through September 29, 2000.

      During fiscal 2002, 2001 and 2000, the Company sold cotton at cost to Magnolia Manufacturing Company (Magnolia), a related company owned by certain of Parkdale’s stockholders, amounting to $5,363,000, $63,738,000 and $18,944,000, respectively.

      The cost of cotton transferred between the Company, Parkdale and Magnolia is determined on a specific identification basis for each cotton bale sold or purchased.

      The Company purchased cotton through a related entity of which Parkdale owns 50% totalling $45,157,000 for the year ended December 28, 2002.

      As is industry practice, the Company had unfulfilled yarn sales contracts at varying prices at December 28, 2002 and December 29, 2001. The Company also had unfulfilled cotton purchase commitments at December 28, 2002 for approximately 200,000,000 pounds of cotton to be used in the production process at varying prices.

Shared Expenses Allocation

      The Company, Parkdale and other affiliates share certain accounting and administrative expenses. In February 2001, Parkdale and Unifi agreed to change the allocation method for accounting and administrative expenses to a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. The total net cost of these expenses charged to the Company amounted to approximately $15,077,000, $16,000,000 and $19,000,000 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. Management believes allocation method is reasonable.

PARKDALE AMERICA, LLC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Due from Affiliates

      Due from affiliates consists of the following as of December 28, 2002 and December 29, 2001:

	2002	2001

		(Unaudited)
Due from (to) Magnolia	$(201,000)	$1,718,000
Due from Summit	264,000	10,000
Due from (to) Parkdale	645,000	(135,000)
Due to Alliance Real Estate III	(22,000)	—

	$686,000	$1,593,000

      The due to/from amounts result from affiliate charges related to inventory purchases, accounts receivable collections and the administrative expense allocation.

      During the fiscal year 2001 and 2000, interest was earned on affiliate balances due to maintaining cotton inventory for Parkdale and Magnolia. The Company charged interest based on the cost of funds, which ranged from 4.8% to 6.9%. Interest income earned on balances due from Parkdale and Magnolia amounted to $611,000 and $606,000, respectively, for the year ended December 29, 2001. Interest income earned on balances due from Parkdale amounted to $4,595,000 for the year ended December 30, 2000. In September 2001, the Company segregated its raw material cotton inventory from the raw material cotton inventory of Parkdale. Consequently, there was no interest earned during fiscal year 2002.

Notes Receivable from Affiliate

      In connection with the transfer of Parkdale’s interest in Summit to the Company, the Company assumed notes receivable from Summit in the amount of $3,550,000, which bears interest at 5.5%, and $1,677,000, which bears interest at 5.7%, at December 28, 2002 and December 29, 2001.

      The maturity date of the notes is December 1, 2005. Interest income earned on balances due from Summit amounted to $297,000, $297,000, and $527,000 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

Air Jet Acquisition

      In September 1998, the Company purchased certain assets of the air jet operations of Magnolia. The excess of the purchase price over the assets acquired was divided between the members’ equity and intangible assets, based on the percentage of common control between the related entities. The intangible assets consist of customer lists acquired. In February 2001, the Members agreed to adjust the purchase price of the Air Jet Acquisition as of December 30, 2000, resulting in the Company recording a receivable of approximately $11,796,000 from Magnolia, with associated adjustments of approximately $1,112,000 to intangible assets, approximately $9,131,000 to members’ equity and approximately $1,553,000 to interest income. The total intangible assets associated with the Air Jet Acquisition was $4,275,000 as of December 28, 2002, net of accumulated amortization of $1,759,000. Amortization expense for the years ended December 28, 2002 and December 29, 2001 was $594,000 and $267,000, respectively.

Fixed Asset Transfers

      During the years ended December 28, 2002 and December 29, 2001, Parkdale transferred, at net book value, fixed assets of $17,000 and $738,000, respectively to the Company, which was settled by cash payment during the year. During the year ended December 28, 2002, the Company also transferred, at net book value, fixed assets of $45,000 to Parkdale. No gain or loss was recognized on these transfers.

PARKDALE AMERICA, LLC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Other

      During February 2001, the Company completed a recapitalization of the consolidated balance sheet, which had no effect on the ownership percentages of the Members. As a result, the Company made special distributions to Parkdale and Unifi of $95,457,000 and $49,175,000, respectively. In addition, the Company paid dividends on current period earnings to the Members, based on ownership percentages of $27,527,000 and $6,837,000 for the years ended December 28, 2002 and December 29, 2001, respectively.

      During the year ended December 28, 2002, Parkdale reimbursed the Company for certain expenses incurred relating to Summit. The income was recorded in other income (expense) in the consolidated statements of income totalling $2,036,000.

      The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale. Total sales amounted to $461,000, $480,000 and $570,000 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

9. Commitments and Contingencies

Capital Leases

      The Company maintains a lease agreement with a bank. The lease agreement, covering certain real property of the Company assigned from Unifi, is accounted for as financing in accordance with SFAS No. 98. The lease term ends in January 2013, with an option to purchase the assets in 2006 for 69.55% of the aggregate acquisition cost.

      Future minimum lease payments under this financing at December 28, 2002 are as follows:

2003	$2,771,000
2004	2,884,000
2005	2,884,000
2006	2,884,000
2007	2,884,000
Thereafter	13,452,000

Total minimum lease payments	27,759,000
Less — amounts representing interest	(7,741,000)

Present value of net minimum lease payments	20,018,000
Less — current portion	(1,426,000)

$18,592,000

      Lease interest expense for the years ended December 28, 2002, December 30, 2001 and December 30, 2000 was $1,386,000, $1,449,000 and $1,509,000, respectively. The net book value of the assets covered under this capital lease amounted to $16,119,000 and $17,731,000 as of December 28, 2002 and December 30, 2001, respectively. The fair value of the Company’s capital lease obligations approximates carrying value because the interest rate for the obligations is comparable to the Company’s estimated long-term borrowing rate.

PARKDALE AMERICA, LLC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Operating Leases

      The Company has entered into operating leases for various vehicles and office equipment. At December 28, 2002, future minimum lease payments during the remaining noncancelable lease terms are as follows:

2003	$537,000
2004	397,000
2005	196,000
2006	44,000
2007	35,000
Thereafter	3,000

$1,212,000