Form 10-Q
period 2003-09-28
UNIFI INC
filed 2003-11-12
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 3, 2003 was 52,119,307.

Part I. Financial Information
Item 1. Financial Statements

UNIFI, INC.
Condensed Consolidated Balance Sheets

	September 28,	June 29,
	2003	2003

	(Unaudited)	(Note)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$72,263	$76,801
Receivables, net	120,323	130,775
Inventories	124,520	118,436
Other current assets	7,963	8,235

Total current assets	325,069	334,247

Property, plant and equipment	1,216,974	1,214,915
Less: accumulated depreciation	(786,402)	(770,102)

	430,572	444,813
Investments in unconsolidated affiliates	174,479	173,731
Other noncurrent assets	35,146	35,345

Total assets	$965,266	$988,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,239	$80,972
Accrued expenses	45,404	60,288
Income taxes payable	1,647	1,729
Current maturities of long-term debt and other current liabilities	7,021	7,285

Total current liabilities	144,311	150,274

Long-term debt and other liabilities	258,766	259,395
Deferred income taxes	85,683	87,814
Minority interests	9,847	10,905
Commitments and contingencies
Shareholders’ equity:
Common stock	5,228	5,340
Retained earnings	503,665	515,572
Unearned compensation	(259)	(302)
Accumulated other comprehensive loss	(41,975)	(40,862)

	466,659	479,748

Total liabilities and shareholders’ equity	$965,266	$988,136

Note: The balance sheet at June 29, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended

	September 28,	September 29,
	2003	2002

	(Amounts in thousands, except per share data)
Net sales	$180,486	$221,530
Cost of sales	169,930	198,413
Selling, general & administrative expense	13,337	12,346
Interest expense	4,742	5,099
Interest income	828	493
Other expense, net	794	490
Equity in earnings of unconsolidated affiliates	257	3,552
Minority interest (income) expense	(955)	2,813

(Loss) income before income taxes	(6,277)	6,414
(Benefit) provision for income taxes	(1,715)	2,087

Net (loss) income	$(4,562)	$4,327

(Losses) earnings per common share - basic	$(.09)	$.08

(Losses) earnings per common share – diluted	$(.09)	$.08

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarters Ended

	September 28,	September 29,
	2003	2002

	(Amounts in thousands)
Cash and cash equivalents provided by operating activities	$7,655	$42,527

Investing activities:
Capital expenditures	(2,354)	(10,293)
Other	(534)	501

Net cash used in investing activities	(2,888)	(9,792)

Financing activities:
Borrowing of long-term debt	226,364	251,255
Repayment of long-term debt	(227,275)	(275,901)
Purchase and retirement of Company stock	(7,458)	(19)

Net cash used in financing activities	(8,369)	(24,665)

Currency translation adjustment	(936)	(2,103)

Net (decrease) increase in cash and cash equivalents	(4,538)	5,967
Cash and cash equivalents at beginning of period	76,801	19,105

Cash and cash equivalents at end of period	$72,263	$25,072

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 28, 2003, and the results of operations and cash flows for the periods ended September 28, 2003 and September 29, 2002. Such adjustments consisted of normal recurring items. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest annual report or Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	September 28,	June 29,
	2003	2003

Raw materials and supplies	$58,006	$56,855
Work in process	11,010	9,171
Finished goods	55,504	52,410

	$124,520	$118,436

3.	Income Taxes

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

Comprehensive loss amounted to $5.7 million for the first quarter of fiscal 2004 and $7.2 million for the first quarter of fiscal 2003 and was comprised of net income and foreign translation adjustments for both periods. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

5.	Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended

	September 28,	September 29,
	2003	2002

Net (loss) income available for common shareholders	$(4,562)	$4,327

Weighted average outstanding shares of common stock	52,746	53,766
Dilutive effect of:
Stock options	—	106
Restricted stock awards	—	5

Common stock and common stock equivalents	52,746	53,877

6.	Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The annual impact of a change to the fair value module prescribed by FAS 123 has been disclosed in the Company’s previous annual 10-K filings, and the applicable disclosures in this report are in Note 8. At this time, the Company plans to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than change to the FAS 123 fair value method.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. Effective October 9, 2003, FASB Staff Position No. FIN 46-6 was issued which deferred the original effective date from the first period beginning after June 15, 2003 to the first period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The Company does not expect that FIN 46 will have a material effect on the Company’s consolidated financial position or results of operations upon preliminary analysis.

7.	Segment Disclosures

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company’s selected segment information for the quarters ended September 28, 2003, and September 29, 2002 (amounts in thousands):

	Polyester	Nylon	Total

Quarter ended September 28, 2003:
Net sales to external customers	$131,275	$49,211	$180,486
Intersegment net sales	140	—	140
Segment operating loss	(1,991)	(2,434)	(4,425)
Depreciation and amortization	11,281	3,960	15,241
Total assets	509,276	184,787	694,063
Quarter ended September 29, 2002:
Net sales to external customers	$156,941	$64,589	$221,530
Intersegment net sales	112	—	112
Segment operating income	8,662	949	9,611
Depreciation and amortization	12,221	4,784	17,005
Total assets	533,205	212,468	753,434

	For the Quarters Ended

	September 28,	September 29,
	2003	2002

Operating (loss) income:
Reportable segments operating (loss) income	$(4,425)	$9,611
Net standard cost adjustment to LIFO	2,108	1,477
Unallocated operating expense	(464)	(317)

Consolidated operating (loss) income	(2,781)	10,771
Interest expense, net	3,914	4,606
Other expense, net	794	490
Equity in earnings of unconsolidated affiliates	257	3,552
Minority interest (income) expense	(955)	2,813

(Loss) income before income taxes	$(6,277)	$6,414

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

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $0.5 million and $1.4 million for the current and prior year quarters, respectively. Segment operating income also excludes certain unallocated manufacturing and selling general and administrative expenses. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The total assets for the polyester segment decreased from $540.5 million at June 29, 2003 to $509.3 million at September 28, 2003 due primarily to a decrease in cash, accounts receivable and net property, plant and equipment of $9.7 million, $11.2 million and $10.9 million, respectively. The total assets for the nylon segment remained constant at $184.8 million at June 29, 2003 and September 28, 2003. Accounts receivable and inventories increased $0.5 million and $3.2 million, respectively, offset by a decrease in fixed assets of $4.0 million.

8.	Stock-Based Compensation

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

Net income (loss) on a pro forma basis assuming SFAS 123 has been applied would have been as follows:

	For the Quarters Ended

	September 28,	September 29,
	2003	2002

	(Amounts in thousands, except per share data)
Net (loss) income as reported	$(4,562)	$4,327
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(736)	(997)

Pro forma net (loss) income	$(5,298)	$3,330

(Losses) earnings per share:
Basic – as reported	$(.09)	$.08
Basic – pro forma	$(.10)	$.06
Diluted – as reported	$(.09)	$.08
Diluted – pro forma	$(.10)	$.06

The fair value and related compensation expense of all options were calculated as of the issuance date using the Black-Scholes model.

9.	Derivative Financial Instruments

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January, 2004 and September, 2004, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 28,	June 29,
	2003	2003

Foreign currency purchase contracts:
Notional amount	$2,332	$2,926
Fair value	2,242	2,658

Net loss	$90	$268

Foreign currency sales contracts:
Notional amount	$17,494	$18,530
Fair value	17,153	17,945

Net gain	$(341)	$(585)

For the quarters ended September 28, 2003 and September 29, 2002, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.2 million and a pre-tax gain of $0.4 million, respectively.

10. Investments in Unconsolidated Affiliates

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS incorporated the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased when the venture was formed. Solutia exited the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility started initial production in January 2002 and was substantially on line by the end of September 2002. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the NAFTA and CBI markets.

Through September 28, 2003 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

Since the second quarter of fiscal 2003, management of the joint venture determined that on a quarterly basis it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets may not be recoverable. During the September quarter, a test of the recoverability of its long lived assets, approximately $26.8 million as of September 28, 2003, was completed and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. The joint venture produces approximately 25.0 million pounds of nylon partially oriented yarn (POY) at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC, which manufactures and sells open-end and air jet spun cotton, and a 16.1% interest in Micell Technologies, Inc.

Condensed balance sheet and income statement information as of September 28, 2003, and for the quarter ended September 28, 2003, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

September 28,
2003

Current assets	$218,069
Noncurrent assets	173,871
Current liabilities	29,983
Shareholders’ equity and capital accounts	296,480

Quarter Ended
September 28, 2003

Net sales	$98,083
Gross profit	2,643
Loss from operations	(2,835)
Net income	1,936

11. Consolidation and Cost Reduction Efforts

In fiscal years 2001 and 2002, the Company recorded charges of $9.0 million for severance and employee termination related costs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, and the reorganization of administrative functions, resulting in the termination of approximately 750 employees including management, production workers and administrative support.

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is March 2005.

The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the quarter ended September 28, 2003:

	Balance at	Fiscal 2004	Cash	Balance at
(Amounts in thousands)	June 29, 2003	Charge	Payments	Sept. 28, 2003

Accrued Severance Liability	$13,893	$—	$(9,953)	$3,940

12. Alliance

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The intent of the alliance is to optimize the Company’s and DuPont’s POY manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under its terms, DuPont and the Company cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and transition of the commodity yarns from the Company’s Yadkinville, North Carolina facility to DuPont’s Kinston, North Carolina plant, and high-end specialty production from Kinston and Cape Fear to Yadkinville. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations are split equally. DuPont and the Company continue to own and operate their respective sites and employees remain with their respective employers. DuPont continues to provide POY to the marketplace and the Company continues to provide textured yarn to the marketplace.

During the quarters ended September 28, 2003 and September 29, 2002, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance of $9.6 million and $9.9 million, respectively.

At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value. In the event Dupont exercises its Put or Unifi exercises its Call prior to the end of the sixth year of the Alliance, the purchase price of Dupont’s business shall be within a range of $300.0 million to $600.0 million. Dupont’s right to put its U.S. polyester filament business to Unifi and Unifi’s obligation to purchase such business are subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. The Company believes that its ability to finance the purchase of Dupont’s U.S. polyester filament business will be partially dependant upon the level of underlying cash flows generated by such business; such cash flow levels are not known by the Company at this time. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value. In the event Dupont exercises the aforesaid right to purchase within twelve months of receipt of its “Notice of Exercise” to the Company, then the purchase price for the Company’s domestic POY facility shall be within a range of $125.0 million to $175.0 million. See Note 14 for additional information involving the Alliance.

13. Bank Debt

As of September 28, 2003, the Company had no outstanding borrowings, and had availability of $95.1 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at September 28, 2003, was 3.62%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At September 28, 2003, the Company was in compliance with all covenants under the Credit Agreement as it had available borrowings of more than $25.0 million. At the end of the quarter, the fixed charge coverage ratio was 1.7 to 1.0 and the leverage ratio was 5.6 to 1.0.

14. Commitments and Contingencies

As further described in Note 12 “Alliance,” effective June 1, 2000, the Company and Dupont entered into a manufacturing alliance. DuPont is pursuing collection of a $18.0 million claim that relates to the operation of the alliance for the period June 2000 through the shutdown of Dupont’s Cape Fear facility around the beginning of April 2001. The Company continues to deny these assertions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

Consolidated net sales decreased 18.5% for the quarter from $221.5 million to $180.5 million. Unit volume for the quarter decreased 16.8% while average unit sales prices, based on product mix, declined 1.8%.

At the segment level, polyester accounted for 72.7% of dollar sales and nylon accounted for 27.3% of dollar sales for the quarter.

Polyester

For the first quarter of fiscal 2004, polyester sales and volumes decreased 14.8% and 16.7%, respectively over the first quarter of fiscal 2003. For the current quarter, the Company’s domestic polyester sales and volume decreased 20.3% and 18.8%, respectively, and the foreign polyester volume decreased 11.7% as compared to the previous year’s first quarter. The decreases in sales and volumes are primarily due to soft economies and excessive supply chain inventories as well as the importation of fabric and apparel.

Sales in local currency for the Brazilian operation increased 6.2% for the quarter due to increases in average selling prices of 4.8% and increase in volumes of 1.3%. Sales in local currency for the Irish operation for the quarter decreased 28.4% due to reductions in unit volumes of 25.5% and a decrease of 3.9% in average selling prices. The movement in currency exchange rates from the prior year to the current year favorably affected the current quarter sales translated to U.S. dollars for the Brazilian operation. As a result of the Brazilian currency strengthening, U.S. dollar net sales for the current quarter were $1.1 million higher than what sales would have been using prior year currency rates. U.S. dollar net sales for the Irish operation were $2.1 million higher than what sales would have been reported using prior year translation rates for the quarter.

Gross profit for the polyester segment decreased $10.1 million to $8.0 million in the quarter. Gross profit declined for the quarter primarily due to higher manufacturing costs and an increase in the cost of fiber. The DuPont alliance accounted for a $9.6 million benefit for the first quarter of fiscal 2004 compared to a $9.9 million benefit for the first quarter of fiscal 2003.

Selling, general and administrative expenses were allocated, based on various cost drivers, to the polyester segment for the first quarter of fiscal 2004 in the amount of $10.0 million compared to the prior year amount of $9.4 million and, as a percent of sales, represented 7.5% and 6.0% for the first quarters of fiscal 2004 and 2003, respectively. The increase over the prior year quarter is partially due to professional fees regarding the Sarbanes-Oxley Act and other consulting fees.

Nylon

Sales for the nylon segment declined 21.4% for the quarter compared with the previous year’s quarter. Nylon segment volumes decreased 17.5% for the September quarter compared to the prior year September quarter. Average sales prices were down approximately 4.7% for the current year quarter relative to the prior year quarter. The decreases in sales and volumes are primarily due to be a weak domestic economy and the importation of fabric and apparel.

Gross profit for the nylon segment decreased $3.0 million to $0.8 million in the quarter. The cost of fiber was slightly lower as compared to the prior year quarter, however, this benefit to gross profit was more than offset by the decline in selling price.

Selling, general and administrative expenses allocated to the nylon segment for the first quarter of fiscal 2004 increased to $3.3 million from $2.9 million for the first quarter of fiscal 2003. As a percent of sales, selling, general and administrative expenses represented 6.4% and 4.5% for the first quarters of fiscal 2004 and 2003, respectively.

Corporate

Interest expense decreased $0.4 million to $4.7 million in the current quarter. The decrease in interest expense for the quarter reflects lower average debt outstanding. The weighted average interest rate on outstanding debt at September 28, 2003, was 6.5% compared to 6.6% at September 29, 2002.

Other income and expense for the current and prior year quarters includes charges of $0.5 million and $1.4 million, respectively, for the provision for bad debts. Other income and expense was positively impacted during the prior year by the recognition in income of non-refundable fees collected in the amount of $1.0 million associated with our technology license agreement with Tuntex (Thailand). In the prior year quarter, other income and expense was also negatively impacted by professional fees of $1.3 million associated with the arbitration proceeding with DuPont.

Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC, Micell Technologies, Inc., Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $0.3 million in the first quarter of fiscal 2004 compared with net earnings of $3.6 million for the corresponding prior year quarter. Additional details regarding the Company’s investments in unconsolidated equity affiliates and alliances follows:

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS incorporated the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased when the venture was formed. Solutia exited the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility started initial production in January 2002 and was substantially on line by the end of September 2002. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the NAFTA and CBI markets.

Through September 28, 2003 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

Since the second quarter of fiscal 2003, management of the joint venture determined that on a quarterly basis it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets may not be recoverable. During the September quarter, a test of the recoverability of its long lived assets, approximately $26.8 million as of September 28, 2003, was completed and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

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

In addition, the Company continues to maintain a 34% interest in Parkdale America, LLC, which manufactures and sells open-end and air jet spun cotton, and a 16.1% interest in Micell Technologies, Inc.

Condensed balance sheet and income statement information as of September 28, 2003, and for the quarter ended September 28, 2003, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

September 28,
2003

Current assets	$218,069
Noncurrent assets	173,871
Current liabilities	29,983
Shareholders’ equity and capital accounts	296,480

Quarter Ended
September 28, 2003

Net sales	$98,083
Gross profit	2,643
Loss from operations	(2,835)
Net income	1,936

In the fourth quarter of fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represents 50% of the severance and dismantlement cost of closing this plant. The Cape Fear plant produced polyester POY and was one of two DuPont facilities involved in the Alliance further discussed in Note 12 “Alliance.” Now that the project is substantially complete the Company’s actual share of the severance and dismantlement costs is currently estimated to be $11.5 million. Accordingly, the Company reflected a reduction of previously recorded amounts of $3.5 million in the fiscal year ended June 29, 2003. The remaining obligation is included in accrued expenses on the Condensed Consolidated Balance Sheets.

Minority interest income was $1.0 million in the current year fiscal quarter compared to a charge of $2.8 million in the prior year first quarter. The minority interest income recorded in the consolidated financial statements primarily relates to the minority owner’s share of the earnings of Unifi Textured Polyester, LLC. The change in minority interest income/expense is due to a change, pursuant to the operating agreement, in the methodology used to allocate net earnings and cash flows.

In fiscal years 2001 and 2002, the Company recorded charges of $9.0 million for severance and employee termination related costs. The majority of these charges related to U.S. and European operations and included plant closings and consolidations, and the reorganization of administrative functions, resulting in the termination of approximately 750 employees including management, production workers and administrative support.

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is March 2005.

The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the quarter ended September 28, 2003:

	Balance at	Fiscal 2004	Cash	Balance at
(Amounts in thousands)	June 29, 2003	Charge	Payments	Sept. 28, 2003

Accrued Severance Liability	$13,893	$—	$(9,953)	$3,940

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

As a result of the above, the Company realized during the current quarter a net loss of $4.6 million, or loss per share of $.09, compared to net earnings of $4.3 million, or $.08 earnings per share, for the corresponding quarter of the prior year.

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January, 2004 and September, 2004, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 28,	June 29,
	2003	2003

Foreign currency purchase contracts:
Notional amount	$2,332	$2,926
Fair value	2,242	2,658

Net loss	$90	$268

Foreign currency sales contracts:
Notional amount	$17,494	$18,530
Fair value	17,153	17,945

Net gain	$(341)	$(585)

For the quarter ended September 28, 2003 and September 29, 2002, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.2 million and a pre-tax gain of $0.4 million, respectively.

Liquidity and Capital Resources

Cash generated from operations was $7.7 million for the quarter ended September 28, 2003, compared to $42.5 million for the prior year corresponding period. The primary sources of cash from operations, other than net loss, were decreases in accounts receivable of $10.5 million, increases in accounts payable of $9.3 million and depreciation and amortization aggregating $16.7 million. Offsetting these sources of cash from operations were increases in inventories of $6.1 million, decreases in accrued liabilities of $15.2 million, and decreases in deferred income taxes of $2.1 million. The primary differences in cash generated from operations for the current quarter as compared to the prior year’s quarter include a $16.9 million decrease in income taxes and a reduction in accounts payable and accrued expenses of $12.7 million. All working capital changes have been adjusted to exclude currency translation effects.

As a result of a 2001 federal income tax return examination, the Company was notified that the Internal Revenue Service (IRS) was disallowing a temporary deduction with an associated tax liability of $7.0 million. The Company is in discussions with the IRS to determine the appropriate treatment of this deduction.

The Company ended the current quarter with working capital of $180.8 million, which included cash and cash equivalents of $72.3 million.

The Company utilized $2.9 million for net investing activities and $8.4 million in net financing activities during the current quarter end. Significant cash expenditures during this period included $2.4 million for capital expenditures. Also, the Company repaid $0.9 million in net borrowings during this period.

At September 28, 2003 the Company was not committed for the purchase of any significant capital expenditures. The Company anticipates that capital expenditures for fiscal 2004 will approximate $12.5 million.

The Company periodically evaluates the carrying value of its polyester and nylon operations’ long-lived assets, including property, plant and equipment and intangibles, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. See Note 10 to the Condensed Consolidated Financial Statements.

Borrowing availability is based on eligible domestic accounts receivable and inventory. As of September 28, 2003, the Company had no outstanding borrowings, and had availability of $95.1 million under the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at September 28, 2003, was 3.62%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if available borrowings are less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At September 28, 2003, the Company was in compliance with all covenants under the Credit Agreement as it had available borrowings of more than $25.0 million. At the end of the quarter, the fixed charge coverage ratio was 1.7 to 1.0 and the leverage ratio was 5.6 to 1.0.

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The Alliance is intended to optimize Unifi’s and DuPont’s POY manufacturing facilities, increase manufacturing efficiency and improve product quality. Under the terms of the Alliance Agreements, DuPont and Unifi cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and optimizing production efficiencies by manufacturing commodity yarns for the Alliance in DuPont’s Kinston, North Carolina plant and high-end specialty yarns in Yadkinville. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations are split equally. DuPont and Unifi continue to own and operate their respective sites and employees remain with their respective employers. DuPont continues to provide POY to the marketplace and uses DuPont technology to expand the specialty product range at each company’s sites. Unifi continues to provide textured yarn to the marketplace.

At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value. In the event Dupont exercises its Put of Unifi exercises its Call prior to the end of the sixth year of the Alliance, the purchase price of Dupont’s business shall be within a range of $300.0 million to $600.0 million. Dupont’s right to put its U.S. polyester filament business to Unifi and Unifi’s obligation to purchase such business are subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. The Company believes that its ability to finance the purchase of Dupont’s U.S. polyester filament business will be partially dependent upon the level of underlying cash flows generated by such business; such cash flow levels are not known by the Company at this time. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s U.S. POY facility for a price based on a mutually agreed fair market value. In the event Dupont exercises the aforesaid right to purchase within twelve months of receipt of its “Notice of Exercise” to the Company, then the purchase price for the Company’s domestic POY facility shall be within a range of $125.0 million to $175.0 million.

The current business climate for U.S. based textile manufacturers continues to remain very challenging due to pressures from the importation of fiber, fabric and apparel, excess capacity, currency imbalances and weaknesses at retail. This situation presents a difficult business environment, and significant sustainable improvements cannot be assured presently. This highly competitive environment has impacted the markets in which the Company competes, both domestically and abroad. Consequently, management took certain consolidation and cost reduction actions during fiscal year 2003 to align our capacity with current market demands. Should business conditions worsen the Company is prepared to take such further actions as deemed necessary to align our capacity and cost structure with market demands. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet working capital and long-term investment needs and pursue strategic business opportunities.

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

     Interest Rate Risk: The Company is exposed to interest rate risk through its borrowing activities, which are further described in Note 13 “Bank Debt.” The majority of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.

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

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January, 2004 and September, 2004, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 28,	June 29,
	2003	2003

Foreign currency purchase contracts:
Notional amount	$2,332	$2,926
Fair value	2,242	2,658

Net loss	$90	$268

Foreign currency sales contracts:
Notional amount	$17,494	$18,530
Fair value	17,153	17,945

Net gain	$(341)	$(585)

     The fair values of the foreign exchange forward contracts at the respective period-end dates are based on period-end forward currency rates. For the quarters ended September 28, 2003 and September 29, 2002, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.2 million and a pre-tax gain of $0.4 million, respectively.

     Inflation and Other Risks: The inflation rate in most countries in which the Company conducts business has been low in recent years and the impact on the Company’s cost structure has not been significant. The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas and tariffs and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

     The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company’s financial statements filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to the Company’s management, specifically including its Chief Executive Officer and acting principal financial officer, to allow timely decisions regarding required disclosure.

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the acting principal financial officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and acting principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2003.

     The Company’s Chief Financial Officer, Robert J. Kocourek, resigned from the Company effective September 30, 2003. The Company is continuing its search for a Chief Financial Officer and expects to fill the position shortly.

     Other than the preceding paragraph, there has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting

Part II. Other Information

Item 1. Legal Proceedings

There have been no material changes from the information previously reported under Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

Item 5. Other Information

Effective October 31, 2003, Willis C. Moore, III, the Company’s Vice President of Governmental Affairs and Investor Relations resigned from the Company to accept a position with another company.

In August, the Company engaged an executive search firm to assist with the search for a Chief Financial Officer. The Company expects to fill the position shortly.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

(31a)	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31b)	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32a)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32b)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     (b)  Reports on Form 8-K

The following reports on Form 8-K were furnished during the fiscal quarter ended September 28, 2003:

July 22, 2003: Item 5. Other Events. News Release: Execution of a Non-Binding Letter of Intent with Kaiping Polyester Enterprises Group Co.

July 24, 2003: Item 9. Information Provided Under Item 12. (Results of Operations and Financial Condition). First Quarter Earnings Release.

September 22, 2003: Item 5. Other Events. News Release: Reaffirms Challenging Business Conditions.

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: November 11, 2003	/s/ CHARLES F. MCCOY

Charles F. McCoy
Vice President, Secretary and General Counsel
(acting principal financial officer)