Form 10-Q
period 2003-12-28
UNIFI INC
filed 2004-02-11
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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
Yes [X] No [   ]

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of February 2, 2004 was 52,104,307.

Part I. Financial Information
Item 1. Financial Statements

UNIFI, INC.
Condensed Consolidated Balance Sheets

	December 28,	June 29,
	2003	2003

	(Unaudited)	(Note)

	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$59,311	$76,801
Receivables, net	110,675	130,775
Inventories	115,110	118,436
Other current assets	7,723	8,235

Total current assets	292,819	334,247

Property, plant and equipment	1,230,322	1,214,915
Less: accumulated depreciation	(810,979)	(770,102)

	419,343	444,813
Investments in unconsolidated affiliates	174,542	173,731
Other noncurrent assets	35,406	35,345

Total assets	$922,110	$988,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,565	$80,972
Accrued expenses	46,529	60,288
Income taxes payable	1,293	1,729
Current maturities of long-term debt and other current liabilities	6,986	7,285

Total current liabilities	109,373	150,274

Long-term debt and other liabilities	258,730	259,395
Deferred income taxes	81,167	87,814
Minority interests	9,475	10,905
Commitments and contingencies
Shareholders’ equity:
Common stock	5,210	5,340
Retained earnings	493,535	515,572
Unearned compensation	(192)	(302)
Accumulated other comprehensive loss	(35,188)	(40,862)

	463,365	479,748

Total liabilities and shareholders’ equity	$922,110	$988,136

Note: The balance sheet at June 29, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Six Months Ended

	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2003	2002	2003	2002

	(Amounts in thousands, except per share data)

Net sales	$183,667	$201,859	$363,871	$423,389
Cost of sales	180,003	186,910	349,621	385,323
Selling, general & administrative expense	12,790	13,130	26,159	25,476
Interest expense	4,789	5,446	9,531	10,545
Interest income	568	253	1,396	746
Other (income) expense, net	1,092	649	1,885	(70)
Equity in losses (earnings) of unconsolidated affiliates	146	(2,605)	(111)	(6,157)
Minority interest (income) expense	(1,121)	758	(2,077)	3,571
Arbitration costs and expenses	—	1,625	—	2,834

(Loss) income before income taxes	(13,464)	(3,801)	(19,741)	2,613
(Benefit) provision for income taxes	(4,243)	(1,631)	(5,959)	456

Net (loss) income	$(9,221)	$(2,170)	$(13,782)	$2,157

(Losses) earnings per common share — basic	$(.18)	$(.04)	$(.26)	$.04

(Losses) earnings per common share — diluted	$(.18)	$(.04)	$(.26)	$.04

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended

	December 28,	December 29,
	2003	2002

	(Amounts in thousands)

Cash and cash equivalents (used in) provided by operating activities	$(3,022)	$68,080

Investing activities:
Capital expenditures	(4,945)	(13,962)
Investment of foreign restricted assets	(535)	—
Proceeds from sale of capital assets	13	67
Other	(645)	3,130

Net cash used in investing activities	(6,112)	(10,765)

Financing activities:
Borrowing of long-term debt	265,020	506,420
Repayment of long-term debt	(266,246)	(531,100)
Purchase and retirement of Company stock	(8,387)	(19)

Net cash used in financing activities	(9,613)	(24,699)

Currency translation adjustment	1,257	(3,454)

Net (decrease) increase in cash and cash equivalents	(17,490)	29,162

Cash and cash equivalents at beginning of period	76,801	19,105

Cash and cash equivalents at end of period	$59,311	$48,267

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 28, 2003, and the results of operations and cash flows for the periods ended December 28, 2003 and December 29, 2002. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	December 28,	June 29,
	2003	2003

Raw materials and supplies	$56,084	$56,855
Work in process	8,637	9,171
Finished goods	50,389	52,410

	$115,110	$118,436

3.	Income Taxes

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

Comprehensive income (loss) amounted to $(2.4) million for the second quarter of fiscal 2004 and $(8.1) million for the year-to-date period, compared to $4.5 million and $(2.7) million for the prior year quarter and year-to-date periods, respectively. Comprehensive income (loss) for all periods presented was comprised of net income (loss) and foreign translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

5.	Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended		For the Six Months Ended

	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2003	2002	2003	2002

Net (loss) income available for common shareholders	$(9,221)	$(2,170)	$(13,782)	$2,157

Weighted average outstanding shares of common stock	52,098	53,782	52,422	53,774
Dilutive effect of:
Stock options	—	—	—	53
Restricted stock awards	—	—	—	3

Common stock and common stock equivalents	52,098	53,782	52,422	53,830

(Loss) earnings per common share:
Basic	$(.18)	$(.04)	$(.26)	$.04
Diluted	$(.18)	$(.04)	$(.26)	$.04

6.	Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The annual impact of determining stock based compensation using the fair value module prescribed by FAS 123 has been disclosed in the Company’s previous annual 10-K filings, and the applicable disclosures in this report are in Note 8. At this time, the Company plans to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than change to the FAS 123 fair value method.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. During December 2003, FASB Interpretation No. 46 was revised and the effective date for applying FIN 46 was postponed until the first reporting period that ends after March 15, 2004. The Company does not expect that FIN 46 will have a material effect on the Company’s consolidated financial position or results of operations upon preliminary analysis. See Note 10 for disclosure of information related to investments in unconsolidated affiliates.

7.	Segment Disclosures

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company’s selected segment information for the quarter and year-to-date periods ended December 28, 2003, and December 29, 2002 (amounts in thousands):

	Polyester	Nylon	Total

Quarter ended December 28, 2003:
Net sales to external customers	$135,057	$48,610	$183,667
Intersegment net sales	255	317	572
Segment operating (loss) income	(7,020)	(891)	(7,911)
Depreciation and amortization	10,978	4,084	15,062
Total assets	497,391	188,349	685,740

Quarter ended December 29, 2002:
Net sales to external customers	$145,542	$56,317	$201,859
Intersegment net sales	44	108	152
Segment operating income	2,120	911	3,031
Depreciation and amortization	12,284	4,926	17,210
Total assets	524,503	196,522	721,025

	For the Quarters Ended

	December 28,	December 29,
	2003	2002

Operating income:
Reportable segments operating (loss) income	$(7,911)	$3,031
Net standard cost adjustment to LIFO	(645)	(914)
Unallocated operating expense	(570)	(1,923)

Consolidated operating (loss) income	(9,126)	194
Interest expense, net	4,221	5,193
Other (income) expense, net	1,092	649
Equity in losses (earnings) of unconsolidated affiliates	146	(2,605)
Minority interest (income) expense	(1,121)	758

(Loss) income before income taxes	$(13,464)	$(3,801)

	Polyester	Nylon	Total

Six months ended December 28, 2003:
Net sales to external customers	$265,840	$98,031	$363,871
Intersegment net sales	1,238	1,303	2,541
Segment operating (loss) income	(9,054)	(3,284)	(12,338)
Depreciation and amortization	22,258	8,045	30,303

Six months ended December 29, 2002:
Net sales to external customers	$302,776	$120,613	$423,389
Intersegment net sales	45	219	264
Segment operating income	11,257	1,365	12,622
Depreciation and amortization	24,505	9,710	34,215

	For the Six Months Ended

	December 28,	December 29,
	2003	2002

Operating income:
Reportable segments operating (loss) income	$(12,338)	$12,622
Net standard cost adjustment to LIFO	1,463	563
Unallocated operating expense	(1,034)	(3,429)

Consolidated operating (loss) income	(11,909)	9,756
Interest expense, net	8,135	9,799
Other (income) expense, net	1,885	(70)
Equity in earnings of unconsolidated affiliates	111	6,157
Minority interest (income) expense	(2,077)	3,571

(Loss) income before income taxes	$(19,741)	$2,613

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

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $0.5 million and $0.7 million for the current and prior year quarters, respectively, and $1.0 million and $2.0 million for the current and prior year six month periods, respectively. Segment operating income also excludes certain unallocated selling, general and administrative expenses. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The total assets for the polyester segment decreased from $540.5 million at June 29, 2003 to $497.4 million at December 28, 2003 due primarily to domestic assets decreasing by $44.3 million (accounts receivable, inventories, and fixed assets decreased by $14.7 million, $5.6 million and $24.0 million, respectively). The total assets for the nylon segment increased from $184.8 million at June 29, 2003 to $188.3 million at December 28, 2003 due mainly to domestic assets increasing by $3.0 million (accounts receivable and inventories increased by $8.6 million, and $2.3 million, respectively, offset by a decrease in fixed assets of $7.9 million).

8.	Stock-Based Compensation

With the adoption of SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the fair value-based method under SFAS 123 been applied, compensation expense would have been recorded for the options outstanding based on their respective vesting schedules.

Net income (loss) on a pro forma basis assuming SFAS 123 has been applied would have been as follows:

	For the Quarters Ended		For the Six Months Ended

	Dec. 28,	Dec. 29	Dec. 28,	Dec. 29
	2003	2002	2003	2002

	(Amounts in thousands, except per share data)

Net (loss) income as reported	$(9,221)	$(2,170)	$(13,783)	$2,157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(390)	(835)	(1,126)	(1,832)

Pro forma net (loss) income	$(9,611)	$(3,005)	$(14,909)	$325

Earnings (losses) per share:
Basic – as reported	$(.18)	$(0.4)	$(.26)	$.04
Basic – pro forma	(.18)	(0.6)	(.28)	.01
Diluted – as reported	(.18)	(0.4)	(.26)	.04
Diluted – pro forma	(.18)	(0.6)	(.28)	.01

The fair value and related compensation expense of all options were calculated as of the issuance date using the Black-Scholes model.

9.	Derivative Financial Instruments

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are April 2004 and December 2004, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 28,	June 29,
	2003	2003

Foreign currency purchase contracts:
Notional amount	$5,776	$2,926
Fair value	5,622	2,658

Net (gain) loss	$154	$268

Foreign currency sales contracts:
Notional amount	$19,355	$18,530
Fair value	19,284	17,945

Net (gain) loss	$(71)	$(585)

For the quarters ended December 28, 2003 and December 29, 2002, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.0 million and $0.2 million, respectively.

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

Through December 28, 2003 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

Since the second quarter of fiscal 2003, management of the joint venture determined that on a quarterly basis it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets may not be recoverable. During the December quarter, a test of the recoverability of its long lived assets, approximately $26.2 million as of December 28, 2003, was completed and it was determined that the carrying value of such assets was recoverable through expected future cash flows. UNIFI-SANS currently has two major customers that have long-term sales contracts which are in the process of being re-negotiated. The results of these negotiations could have an effect on the test of recoverability. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. The joint venture produces approximately 25.0 million pounds of nylon partially oriented yarn (POY) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

The Company continues to maintain a 34% interest in Parkdale America, LLC (“PAL”). PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 16 manufacturing facilities primarily located in central and western North Carolina. See Note 15 “Subsequent Events” for further information regarding this investment.

The Company also has a 16.1% interest in Micell Technologies, Inc.

Condensed balance sheet and income statement information as of December 28, 2003, and for the quarter and year-to-date periods ended December 28, 2003, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

December 28,
2003

Current assets	$219,448
Noncurrent assets	171,834
Current liabilities	39,150
Shareholders’ equity and capital accounts	294,894

	Quarter Ended	For the Six Months Ended
	December 28, 2003	December 28, 2003

Net sales	$120,178	$218,261
Gross profit	2,336	4,989
(Loss) income from operations	(3,881)	(6,690)
Net (loss) income	(1,208)	654

11.	Consolidation and Cost Reduction Efforts

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

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is June 2005.

The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the six months ended December 28, 2003:

	Balance at	Fiscal 2004	Cash	Balance at
(Amounts in thousands)	June 29, 2003	Charge	Payments	Dec. 28, 2003

Accrued Severance Liability	$13,893	$800	$(10,131)	$4,562

12.	Alliance

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

During the quarters ended December 28, 2003 and December 29, 2002, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance of $7.0 million and $7.8 million, respectively, and $16.5 million and $17.7 million for the current and prior year-to-date periods, respectively.

At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value. In the event Dupont exercises its Put or Unifi exercises its Call prior to the end of the sixth year of the Alliance, the purchase price of Dupont’s business shall be within a range of $300.0 million to $600.0 million. Dupont’s right to put its U.S. polyester filament business to Unifi and Unifi’s obligation to purchase such business are subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. The Company believes that its ability to finance the purchase of Dupont’s U.S. polyester filament business will be partially dependant upon the level of underlying cash flows generated by such business; and it is unclear whether the cash flow levels expected to be generated by the business are sufficient at this time to enable the Company to obtain such financing. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value. In the event Dupont exercises the aforesaid right to purchase within twelve months of receipt of its “Notice of Exercise” to the Company, then the purchase price for the Company’s domestic POY facility shall be within a range of $125.0 million to $175.0 million. See Note 14 for additional information involving the Alliance.

On November 17, 2004, Dupont and Koch Industries, Inc. (Koch) announced the potential purchase by Koch of certain Dupont textile facilities, including the Dupont Kinston facility, which is a part of the Alliance. The Company was subsequently requested, and granted its consent, to the transaction involving the Kinston facility. The Company has been informed that the closing date of the proposed transaction is expected in April 2004. Subsequent to the closing date, the Alliance Agreement will be between Koch and the Company.

13.	Bank Debt

The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.

As of December 28, 2003, the Company had no outstanding borrowings and had availability of $86.0 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at December 28, 2003, was 3.62%. Under the

Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At December 28, 2003, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

14.	Commitments and Contingencies

As further described in Note 12 “Alliance,” effective June 1, 2000, the Company and Dupont entered into a manufacturing alliance. On January 13, 2004, Unifi received a Demand For and Notice of Arbitration dated January 12, 2004 (the “Arbitration Notice”). The Arbitration Notice claims that the Company breached its “Transition Period” purchasing obligation from DuPont and implied covenant of good faith and fair dealing to DuPont. In the Arbitration Notice, Dupont claims the damage to it by the Company is “not less than approximately $13 million in damages”.

On February 5, 2004, the Company filed a response to the Arbitration Notice denying Dupont’s claims and asserting several defenses to the claims. However, the outcomes of theses claims are uncertain at this time and the ultimate resolution of these matters could be material to Unifi’s financial position, results of operations and cash flows. Due to the complex nature of Dupont’s claims, the Company, at this time, is not able to reasonably estimate an appropriate reserve for Dupont’s claims.

15.	Subsequent Events

As discussed in Note 10, the Company maintains a 34% interest in Parkdale America, LLC (“PAL”), which manufactures and sells open-end and air jet spun cotton. The Company was recently informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws. The Company had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

PAL informed the Company that it voluntarily disclosed the activities to the U.S. Department of Justice Antitrust Division (the “DOJ”), and that the DOJ has launched an investigation of the activities. PAL informed the Company that it is cooperating fully with the DOJ. If PAL violated U.S. antitrust laws, PAL could face civil liability including treble damages.

The Company accounts for its investment in PAL on the equity method of accounting and as of December 28, 2003, the Company’s carrying investment in PAL (including goodwill value) was $150.6 million. During the six months ended December 28, 2003, the Company had equity in earnings relating to PAL of $0.4 million. The Company is unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material. The Company is continuing to review the circumstances surrounding PAL’s involvement in the activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

Consolidated net sales decreased from $201.9 million to $183.7 million, or 9.0%, for the quarter and 14.1% for the year-to-date period. Unit volume decreased 6.2% for the quarter and 11.8% for the year-to-date period, while average net selling prices decreased by 2.8% and 2.3% for the quarter and year-to-date periods, respectively, as a result of sales price declines and a change in product mix.

At the segment level, polyester accounted for 73% of dollar net sales and nylon accounted for 27% of dollar sales for both the fiscal year 2004 second quarter and year-to-date periods.

Polyester

Dollar sales for our polyester segment for the quarter and year-to-date periods declined 7.3% and 11.3%, respectively, compared with the prior year periods. Domestic polyester unit volume for the fiscal 2004 second quarter and year-to-date periods decreased 10.4% and 15.7%, respectively, compared to the prior year periods. Average selling prices for the fiscal year 2004 second quarter and year-to-date periods declined 1.2% and increased 0.3%, respectively, as a result of reduced selling prices and a change in product mix.

Sales in local currency for our Brazilian operation decreased 0.8% while unit volume increased 12.3% for the quarter. For the six month period, sales in local currency for the Brazilian operation increased 2.4% primarily due to a 6.7% increase in unit volume. The decrease in selling prices for the quarter is primarily due to the strengthening of the Brazilian Real to the U.S. dollar. Sales in local currency of our Irish operation for the quarter and six month periods decreased 36.1% and 32.4%, respectively, primarily due to reductions in unit volumes of 28.6% and 27.3%, respectively. The average unit selling prices for the Irish operation decreased 10.5% for the current quarter and 7.3% for the six month period. The movement in currency exchange rates from the prior year to the current year positively benefited the current quarter and year-to-date sales translated to U.S. dollars for the Brazilian operation. U.S. dollar net sales were $4.5 million and $5.6 million higher than what sales would have been reported using prior year translation rates for the quarter and year-to-date, respectively, with this effect attributable to the change in the exchange rate between the U.S. dollar and the Brazilian Real. U.S. dollar net sales for the Irish operation were $2.6 million and $4.8 million higher than what sales would have been reported using prior year translation rates for the quarter and year-to-date periods, respectively.

Gross profit for our polyester segment decreased $9.1 million to $2.6 million in the quarter and decreased $18.9 million to $10.5 million for the six month period. The decrease in gross profit for the quarter and six month periods is primarily due to a decrease in unit volumes and average sales price. The DuPont alliance accounted for benefits of $7.0 million and $7.8 million for the current and prior year quarters, respectively, and accounted for year-to-date benefits of $16.5 million and $17.7 million for the current and prior year-to-date periods.

Selling, general and administrative expenses allocated, based on various cost components, to the polyester segment increased from 6.6% of net sales in the prior year December quarter to 7.0% in the current quarter, and from 6.2% of net sales in the prior year six month period to 7.2% in the current six month period. On a dollar basis, selling, general and administrative expenses decreased $0.1 million to $9.6 million for the current quarter and increased $0.8 million to $19.6 million for the current six month period compared with prior year periods.

Nylon

Dollar sales for our nylon segment for the current year quarter and year-to-date periods declined 13.5% and 18.6%, respectively, compared with prior year periods. Nylon unit volume for the December quarter and year-to-date periods declined 6.1% and 12.9%, respectively, compared to the prior year periods. Average selling prices decreased 7.9% for the quarter and 6.5% for the six month period.

Gross profit for our nylon segment decreased $2.1 million to $2.1 million in the quarter and decreased $5.1 million to $3.0 million for the six month period primarily as a result of declining sales. Manufacturing unit costs decreased slightly for both periods however, the decline in selling price more than offset the benefit.

Selling, general and administrative expenses allocated to the nylon segment increased from 5.6% of net sales in the prior year’s December quarter to 6.0% in the current quarter, and from 5.0% in the prior year’s six month period to 6.2% in the current six month period. On a dollar basis, selling, general and administrative expenses decreased $0.2 million to $3.0 million for the December quarter and increased $0.2 million to $6.3 million for the year-to-date period.

Corporate

Interest expense decreased $0.6 million to $4.8 million in the current quarter and decreased $1.0 million to $9.5 million for the current year-to-date period. The decrease in interest expense for the quarter and six months reflects lower average debt outstanding. The weighted average interest rate on outstanding debt at December 28, 2003, was 6.4% compared to 6.9% at December 29, 2002.

Other income and (expense) was $(1.1) million in the current year fiscal quarter compared to $(0.6) million in the prior year second quarter. For the current and prior year-to-date periods, other income and (expense) was $(1.9) million and $0.1 million, respectively. Other income and expense for the prior six month period was favorably impacted by the recognition in income of non-refundable fees collected in the amount of $1.0 million associated with our technology license agreement with Tuntex (Thailand). Other income and expense for the current and prior year quarters includes $0.5 million and $0.9 million, respectively, for the provision of bad debts. For the current year-to-date period, the provision for bad debts was $1.0 million compared to $2.0 million for the prior year-to-date period.

Equity in the net losses of our unconsolidated affiliates, Parkdale America, LLC, Micell Technologies, Inc., Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $0.1 million in the second quarter of fiscal 2004 compared with earnings of $2.6 million for the corresponding prior year quarter. For the year-to-date period, equity in net earnings of these affiliates totaled $0.1 million compared to net earnings of $6.2 million in the prior year. Additional details regarding the Company’s investments in unconsolidated equity affiliates and alliance follows:

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or UNIFI-SANS) to produce low-shrinkage, high tenacity, nylon 6.6 light denier industrial (LDI) yarns in North Carolina. UNIFI-SANS incorporated the two-stage, light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased when the venture was formed. Solutia exited the two-stage, light denier, industrial yarn business transitioning production from its Greenwood, SC site to the UNIFI-SANS Stoneville, North Carolina facility, a former Unifi manufacturing location. The UNIFI-SANS facility started initial production in January 2002 and was substantially on line by the end of September 2002.

Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the North American Free Trade Agreement (NAFTA) and Caribbean Basin Initiative (CBI) markets.

Through December 28, 2003 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts are underway to improve operating performance by focusing on improved manufacturing processes and technological performance.

Since the second quarter of fiscal 2003, management of the joint venture determined that on a quarterly basis it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets may not be recoverable. During the December quarter, a test of the recoverability of its long lived assets, approximately $26.2 million as of December 28, 2003, was completed and it was determined that the carrying value of such assets was recoverable through expected future cash flows. UNIFI-SANS currently has two major customers that have long-term sales contracts which are in the process of being re-negotiated. The results of these negotiations could have an effect on the test of recoverability. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. The joint venture produces approximately 25.0 million pounds of nylon partially oriented yarn (POY) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

The Company continues to maintain a 34% interest in Parkdale America, LLC (“PAL”). PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 16 manufacturing facilities primarily located in central and western North Carolina. See Note 15 “Subsequent Events” in the Condensed Consolidated Financial Statements for further information regarding this investment.

The Company also has a 16.1% interest in Micell Technologies, Inc.

Condensed balance sheet and income statement information as of December 28, 2003, and for the quarter and year-to-date periods ended December 28, 2003, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

December 28,
2003

Current assets	$219,548
Noncurrent assets	171,834
Current liabilities	39,150
Shareholders’ equity and capital accounts	294,894

	Quarter Ended	For the Six Months Ended
	December 28, 2003	December 28, 2003

Net sales	$120,178	$218,261
Gross profit	2,336	4,989
(Loss) income from operations	(3,881)	(6,690)
Net (loss) income	(1,208)	654

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

Minority interest income was $1.1 million in the current year fiscal quarter compared to a charge of $0.8 million in the prior year second quarter. For the current and prior year-to-date periods, minority interest income was $2.1 million and a charge of $3.6 million, respectively. The minority interest income recorded in the consolidated financial statements primarily relates to the minority owner’s share of the earnings of Unifi Textured Polyester, LLC. The change in minority interest income/expense is due to a change, pursuant to the operating agreement, in the methodology used to allocate net earnings and cash flows.

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

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is June 2005.

The table below summarizes changes to the accrued liability for the employee severance portion of the consolidation and cost reduction charge for the six months ended December 28, 2003:

	Balance at	Fiscal 2004	Cash	Balance at
(Amounts in thousands)	June 29, 2003	Charge	Payments	Dec. 28, 2003

Accrued Severance Liability	$13,893	$800	$(10,131)	$4,562

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

As a result of the above, the Company realized a net loss of $9.2 million, or $.18 loss per share for the current quarter, compared to a net loss of $2.2 million, or $.04 loss per share, for the corresponding quarter of the prior year, and a net loss of $13.8 million or $.26 loss per share for the current year-to-date period compared to net income of $2.2 million or $.04 per share for the prior year-to-date period.

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts, although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are April 2004 and December 2004, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 28,	June 29,
	2003	2003

Foreign currency purchase contracts:
Notional amount	$5,776	$2,926
Fair value	5,622	2,658

Net (gain) loss	$154	$268

Foreign currency sales contracts:
Notional amount	$19,355	$18,530
Fair value	19,284	17,945

Net (gain) loss	$(71)	$(585)

For the quarter ended December 28, 2003 and December 29, 2002, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.0 million and $0.2 million, respectively.

Liquidity and Capital Resources

Cash used in operations was $3.0 million for the six months ended December 28, 2003, compared to cash provided by operations of $68.1 million for the corresponding period of the prior year. The primary sources of cash from operations were decreases in accounts receivable of $20.1 million and inventories of $3.3 million, and depreciation and amortization aggregating $33.7 million. Offsetting these sources of cash from operations, other than the net loss, were decreases in accounts payable of $26.4 million and accrued liabilities of $13.8 million. All working capital changes have been adjusted to exclude currency translation effects. The accounts payable decrease includes $25.0 million representing a delayed billing payment resulting from a vendor’s inability to invoice the Company due to a software conversion.

The Company ended the current quarter with working capital of $183.4 million, which included cash and cash equivalents of $59.3 million as compared to working capital of $181.5 million, which included cash and cash equivalents of $48.3 million at December 29, 2002.

The Company utilized $6.1 million for net investing activities and $9.6 million in net financing activities during the current year-to-date period. The primary cash expenditures during this period included $4.9 million for capital expenditures and $8.4 million for the purchase of approximately 1.2 million common shares of Company stock. During the quarter, the Company suspended its stock repurchase program.

At December 28, 2003 the Company was not committed for the purchase of any significant capital expenditures. The Company anticipates that capital expenditures for fiscal 2004 will approximate $10.0 million to $12.0 million.

On July 17, 2003, the Company announced that it has signed a non-binding letter of intent to acquire a majority position in Kaiping Polyester Enterprises Group Co. (“Kaiping”) in Kaiping, Guangdong, P.R. China to manufacture and sell certain polyester and nylon products. It is anticipated that Unifi will own seventy-five percent (75%) of the company after the transaction is completed, which is estimated to have approximately $300 million in annual sales.

Kaiping, a company owned and operated by the Kaiping City Government, is one of the largest polyester textile filament producers in China. Kaiping owns approximately 56% of Guangdong Kaiping Chunhui Co., Ltd, a publicly traded company on the Shenzhen Stock Exchange, which ownership interest is anticipated to be part of the assets Kaiping contributes to the joint venture.

On December 29, 2003, the Company announced that its discussions with Kaiping were continuing into 2004. While the Company cannot provide assurances that it will be successful in consummating this transaction due to a variety of factors, including obtaining approval by the regulatory authorities in China, it is continuing to make progress toward a definitive agreement which will be submitted for approval to the appropriate Chinese authorities. The Company has been informed by its advisors that the approval process could be a period of approximately six to nine months, or longer, after formal submission of a definitive agreement for review.

Due to the Company’s financial results for the first six months of this fiscal year, management is reviewing all domestic and foreign operations in an effort to reduce costs. These efforts may result in future charges including plant closures, impairment charges for intangibles as well as property, plant and equipment; employee severance charges, and other write-offs.

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

The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.

As of December 28, 2003, the Company had no outstanding borrowings and had availability of $86.0 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at December 28, 2003, was 3.62%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At December 28, 2003, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

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

At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value. In the event Dupont exercises its Put or Unifi exercises its Call prior to the end of the sixth year of the Alliance, the purchase price of Dupont’s business shall be within a range of $300.0 million to $600.0 million. Dupont’s right to put its U.S. polyester filament business to Unifi and Unifi’s obligation to purchase such business are subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. The Company believes that its ability to finance the purchase of Dupont’s U.S. polyester filament business will be partially dependant upon the level of underlying cash flows generated by such business; and it is unclear whether the cash flow levels expected to be generated by the business are sufficient at this time to enable the Company to obtain such financing. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value. In the event Dupont exercises the aforesaid right to purchase within twelve months of receipt of its “Notice of Exercise” to the Company, then the purchase price for the Company’s domestic POY facility shall be within a range of $125.0 million to $175.0 million. See Note 14 for additional information involving the Alliance.

On November 17, 2004, Dupont and Koch Industries, Inc. (Koch) announced the potential purchase by Koch of certain Dupont textile facilities including the Dupont Kinston facility which is a part of the Alliance. The Company was subsequently requested, and granted its consent, to the transaction involving the Kinston facility. The Company has been informed that the closing date of the proposed transaction is expected in April 2004. Subsequent to the closing date, the Alliance Agreement will be between Koch and the Company.

As discussed in Note 10 to the Condensed Consolidated Financial Statements, the Company maintains a 34% interest in Parkdale America, LLC (“PAL”), which manufactures and sells open-end and air jet spun cotton. The Company was recently informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws. The Company had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

PAL informed the Company that it voluntarily disclosed the activities to the U.S. Department of Justice Antitrust Division (the “DOJ”), and that the DOJ has launched an investigation of the activities. PAL informed the Company that it is cooperating fully with the DOJ. If PAL violated U.S. antitrust laws, PAL could face civil liability including treble damages.

The Company accounts for its investment in PAL on the equity method of accounting and as of December 28, 2003, the Company’s carrying investment in PAL (including goodwill value) was $150.6 million. During the six months ended December 28, 2003, the Company had equity in earnings relating to PAL of $0.4 million. The Company is unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material. The Company is continuing to review the circumstances surrounding PAL’s involvement in the activities.

The current business climate for U.S. based textile manufacturers continues to remain very challenging due to pressures from the importation of fiber, fabric and apparel, excess capacity, currency imbalances and weaknesses at retail. This situation presents a difficult business environment, and significant sustainable improvements cannot be assured presently. This highly competitive environment has impacted the markets in which the Company competes, both domestically and abroad. Consequently, management took certain consolidation and cost reduction actions during fiscal year 2003 in an attempt to align our capacity with current market demands. The Company is currently evaluating other restructuring actions which might be necessary to align its cost structure to market volumes. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet working capital and long-term investment needs and pursue strategic business opportunities.

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

Interest Rate Risk: The Company is exposed to interest rate risk through its various borrowing activities. Substantially all of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders are covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are April 2004 and December 2004, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 28,	June 29,
	2003	2003

Foreign currency purchase contracts:
Notional amount	$5,776	$2,926
Fair value	5,622	2,658

Net (gain) loss	$154	$268

Foreign currency sales contracts:
Notional amount	$19,355	$18,530
Fair value	19,284	17,945

Net (gain) loss	$(71)	$(585)

The fair values of the foreign exchange forward contracts at the respective period-end dates are based on period-end forward currency rates. For the quarters ended December 28, 2003 and December 29, 2002, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.0 million and $0.2 million, respectively.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2003.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting

Part II. Other Information

Item 1. Legal Proceedings

On January 13, 2004, Unifi received a Demand For and Notice of Arbitration dated January 12, 2004 (the “Arbitration Notice”). The Arbitration Notice claims that the Company breached its “Transition Period” purchasing obligation from DuPont and implied covenant of good faith and fair dealing to DuPont under the terms of the POY Manufacturing Alliance Agreements dated June 1, 2000. In the Arbitration Notice, Dupont claims the damage to it by the Company is “not less than approximately $13 million in damages”.

On February 5, 2004, the Company filed a response to the Arbitration Notice denying Dupont’s claims and asserting several defenses to the claims. However, the outcomes of theses claims are uncertain at this time and the ultimate resolution of these matters could be material to Unifi’s financial position, results of operations and cash flows. Due to the complex nature of Dupont’s claims, the Company, at this time, is not able to reasonably estimate an appropriate reserve for Dupont’s claims.

Item 4. Submission of Matters to a Vote of Security Holders

The Shareholders of the Company at their Annual Meeting held on the 22nd day of October 2003, considered and voted to adopt and approve the amendment to the Company’s Restated Certificate of Incorporation to decrease the required minimum number of Directors on the Board of Directors from nine (9) to seven (7), (Proposal No. 1) as follows:

	Votes	Votes	Votes
	in Favor	Against	Abstaining

Proposal No. 1	47,970,392	133,917	21,827

Upon approval of Proposal No. 1 the Shareholders elected the following nominated Board Members to serve until the Annual Meeting of the Shareholders in 2004 or until their successors are elected and qualified, as follows:

	Votes	Votes	Votes
Name of Director	in Favor	Against	Abstaining

William J. Armfield, IV	47,428,724	0	697,412
R. Wiley Bourne, Jr.	47,299,998	0	826,138
Charles R. Carter	47,652,607	0	473,529
Sue W. Cole	47,657,099	0	469,037
J. B. Davis	47,660,874	0	465,262
Kenneth G. Langone	36,001,911	0	12,124,225
Donald F. Orr	46,355,815	0	1,770,321
Brian R. Parke	47,725,139	0	400,997
G. Alfred Webster	47,650,927	0	475,209

The information set forth under the headings “Proposal to Amend the Restated Certificate of Incorporation to Decrease the Minimum Number of Directors on the Board of Directors from Nine (9) to Seven (7) Members”, “Election of Directors”, “Nominees for Election as Directors”, and “Beneficial Ownership of Common Stock by Directors and Executive Officers” on Pages 2-6 of the Definitive Proxy Statement filed with the Commission since the close of the registrant’s fiscal year ending June 29, 2003 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Severance Agreement effective October 31, 2003, by and between Unifi, Inc. and Willis C. Moore, III, filed herewith.

(31a)	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31b)	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32a)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32b)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

The following report on Form 8-K was furnished during the fiscal quarter ended December 28, 2003:

October 23, 2003: Item 12. Results of Operations and Financial Condition. First Quarter Earnings Release.

The following report on Form 8-K was filed during the fiscal quarter ended December 28, 2003:

December 16, 2003: Item 5. Other Events. Press Release: William (Bill) M. Lowe, Jr. Named Chief Financial Officer for Unifi, Inc.

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date:	February 10, 2004	/s/ WILLIAM M. LOWE, JR.

William M. Lowe, Jr.
Vice President and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)