Form 10-Q
period 2004-03-28
UNIFI INC
filed 2004-05-12
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2165495 (I.R.S. Employer Identification No.)

P.O. Box 19109 - 7201 West Friendly Avenue Greensboro, NC (Address of principal executive offices)	27419 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 4, 2004 was 52,114,799.

Part 1. Financial Information

Item 1. Financial Statements

UNIFI, INC.

Condensed Consolidated Balance Sheets

	March 28,	June 29,
	2004	2003
	(Unaudited)	(Note)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$59,731	$76,801
Receivables, net	128,918	130,775
Inventories	119,776	118,436
Other current assets	8,723	8,235

Total current assets	317,148	334,247

Property, plant and equipment	1,175,273	1,214,915
Less: accumulated depreciation	(808,128)	(770,102)

	367,145	444,813
Investments in unconsolidated affiliates	165,783	173,731
Other noncurrent assets	19,022	35,345

Total assets	$869,098	$988,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,921	$80,972
Accrued expenses	53,444	60,288
Income taxes payable	1,393	1,729
Current maturities of long-term debt and other current liabilities	8,840	7,285

Total current liabilities	132,598	150,274

Long-term debt and other liabilities	258,716	259,395
Deferred income taxes	62,805	87,814
Minority interests	4,119	10,905
Commitments and contingencies Shareholders’ equity:
Common stock	5,211	5,340
Capital in excess of par value	127	—
Retained earnings	443,539	515,572
Unearned compensation	(267)	(302)
Accumulated other comprehensive loss	(37,750)	(40,862)

	410,860	479,748

Total liabilities and shareholders’ equity	$869,098	$988,136

Note: The balance sheet at June 29, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
		(Amounts in thousands, except per share data)
Net sales	$190,915	$219,633	$554,786	$643,022
Cost of sales	182,128	204,094	531,747	589,417
Selling, general & administrative expense	13,688	14,185	39,847	39,661
Interest expense	4,741	4,534	14,272	15,079
Interest income	725	344	2,121	1,090
Other (income) expense, net	(2,663)	(90)	(777)	(160)
Equity in losses (earnings) of unconsolidated affiliates	6,669	(3,209)	6,558	(9,366)
Minority interest (income) expense	(4,755)	(1,163)	(6,831)	2,408
Restructuring charges	20,799	—	20,799	—
Arbitration costs and expenses	3	2,458	3	5,292
Alliance plant closure costs (recovery)	(206)	(3,486)	(206)	(3,486)
Asset impairments and write downs	38,703	—	38,703	—

(Loss) income before income taxes	(67,467)	2,654	(87,208)	5,267
(Benefit) provision for income taxes	(17,475)	1,510	(23,434)	1,966

Net (loss) income	$(49,992)	$1,144	$(63,774)	$3,301

(Losses) earnings per common share - basic	$(.96)	$.02	$(1.22)	$.06

(Losses) earnings per common share - diluted	$(.96)	$.02	$(1.22)	$.06

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 28,	March 30,
	2004	2003
	(Amounts in thousands)
Cash and cash equivalents (used in) provided by operations:
Net (loss) income	$(63,774)	$3,301
Income Charges not affecting cash:
Depreciation and amortization	50,025	55,565
Restructuring charges	20,641	—
Asset impairments and write downs	38,703	—
Deferred income tax	(25,010)	945
Change in working capital	(24,298)	25,378
Other	822	2,684

Cash (used in) provided by operating activities	(2,891)	87,873

Cash (used in) provided by investing activities:
Capital expenditures	(7,522)	(18,975)
Proceeds from sale of capital assets	4,191	79
Investment in foreign restricted assets	(1,989)	(2,373)
Other	(1,623)	4,499

Cash used in investing activities	(6,943)	(16,770)

Cash (used in) provided by Financing activities:
Borrowing of long-term debt	237,161	748,361
Repayment of long-term debt	(236,359)	(772,106)
Purchase and retirement of Company stock	(8,398)	(20)

Cash used in financing activities	(7,596)	(23,765)

Currency translation adjustment	360	35

Net (decrease) increase in cash and cash equivalents	(17,070)	47,373
Cash and cash equivalents at beginning of period	76,801	19,105

Cash and cash equivalents at end of period	$59,731	$66,478

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 28, 2004, and the results of operations and cash flows for the periods ended March 28, 2004 and March 30, 2003. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	March 28,	June 29,
	2004	2003
Raw materials and supplies	$56,967	$56,855
Work in process	10,838	9,171
Finished goods	51,971	52,410

	$119,776	$118,436

3.	Income Taxes

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.

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

Comprehensive (loss) income amounted to $(52.6) million for the third quarter of fiscal 2004 and $(60.7) million for the year-to-date period, compared to $6.0 million and $3.3 million for the prior year quarter and year-to-date periods, respectively. Comprehensive income (loss) for all periods presented was comprised of net income (loss) and foreign translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

5.	Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended		For the Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net (loss) income applicable to common shareholders	$(49,992)	$1,144	$(63,774)	$3,301

Weighted average outstanding shares of common stock	52,075	53,794	52,306	53,781
Dilutive effect of:
Stock options	—	—	—	35
Restricted stock awards	—	—	—	2

Common stock and common stock equivalents	52,075	53,794	52,306	53,818

(Loss) earnings per common share:
Basic	$(.96)	$.02	$(1.22)	$.06
Diluted	$(.96)	$.02	$(1.22)	$.06

6.	Recent Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. During December 2003, FASB Interpretation No. 46 was revised and the effective date for applying FIN 46 was postponed until the first reporting period that ends after March 15, 2004. During the quarter, the Company performed the necessary analysis and determined that none of the Company’s variable interest entities are required to be consolidated at this time. See Note 10 for disclosure of information related to investments in unconsolidated affiliates.

7.	Segment Disclosures

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. During the quarter, the Company formalized its initiative to develop a sourcing business. Activities relating to the sourcing business prior to the third quarter are immaterial and are included in Other (income) expense. Following is the Company’s selected segment information for the quarter and year-to-date periods ended March 28, 2004, and March 30, 2003 (amounts in thousands):

	Polyester	Nylon	Sourcing	Total
Quarter ended March 28, 2004:
Net sales to external customers	$144,864	$45,373	$678	$190,915
Intersegment net sales	719	315	—	1,034
Segment operating (loss) income	(160)	(2,527)	(203)	(2,890)
Depreciation and amortization	10,868	3,976	—	14,844
Asset impairments and write downs	38,703	—	—	38,703
Restructuring charges	20,360	439	—	20,799
Total assets	462,997	187,614	1,409	652,020
Quarter ended March 30, 2003:
Net sales to external customers	$166,564	$53,069	$—	$219,633
Intersegment net sales	51	208	—	259
Segment operating income	6,049	(1,392)	—	4,657
Depreciation and amortization	11,915	4,115	—	16,030
Total assets	540,751	196,943	—	737,694

	For the Quarters Ended
	March 28,	March 30,
	2004	2003
Operating (loss) income:
Reportable segments operating (loss) income	$(2,890)	$4,657
Net standard cost adjustment to LIFO	(1,437)	(2,899)
Unallocated operating expense	(574)	(404)

Consolidated operating (loss) income	(4,901)	1,354
Interest expense, net	4,016	4,190
Other (income) expense, net	(2,663)	(90)
Equity in losses (earnings) of unconsolidated affiliates	6,669	(3,209)
Minority interest (income) expense	(4,755)	(1,163)
Restructuring charges	20,799	—
Arbitration costs and expenses	3	2,458
Alliance plant closure costs (recovery)	(206)	(3,486)
Asset impairments and write downs	38,703	—

(Loss) income before income taxes	$(67,467)	$2,654

	Polyester	Nylon	Sourcing	Total
Nine months ended March 28, 2004:
Net sales to external customers	$410,704	$143,404	$678	$554,786
Intersegment net sales	1,899	1,618	—	3,517
Segment operating (loss) income	(9,212)	(5,811)	(203)	(15,226)
Depreciation and amortization	33,126	12,021	—	45,147
Asset impairments and write downs	38,703	—	—	38,703
Restructuring Charges	20,360	439	—	20,799
Nine months ended March 30, 2003:
Net sales to external customers	$469,340	$173,682	$—	$643,022
Intersegment net sales	96	427	—	523
Segment operating income (loss)	17,307	(28)	—	17,279
Depreciation and amortization	36,420	13,825	—	50,245

	For the Nine Months Ended
	March 28,	March 30,
	2004	2003
Operating income:
Reportable segments operating (loss) income	$(15,226)	$17,279
Net standard cost adjustment to LIFO	26	(2,336)
Unallocated operating expense	(1,608)	(999)

Consolidated operating (loss) income	(16,808)	13,944
Interest expense, net	12,151	13,989
Other (income) expense, net	(777)	(160)
Equity in earnings of unconsolidated affiliates	6,558	(9,366)
Minority interest (income) expense	(6,831)	2,408
Restructuring charges	20,799	—
Arbitration costs and expenses	3	5,292
Alliance plant closure costs (recovery)	(206)	(3,486)
Asset impairments and write downs	38,703	—

(Loss) income before income taxes	$(87,208)	$5,267

For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs.

The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company’s consolidated reporting relate to intersegment transfers of yarn, fiber costing, the provision for bad debts, certain unallocated selling, general and administrative expenses and capitalization of property, plant and equipment costs.

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (LIFO) method an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $0.9 million and $0.0 million for the current and prior year quarters, respectively, and $1.9 million and $2.1 million for the current and prior year nine month periods, respectively. Segment operating income also excludes certain unallocated selling, general and administrative expenses. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The total assets for the polyester segment decreased from $540.5 million at June 29, 2003 to $463.0 million at March 28, 2004 due primarily to accounts receivable, inventories, and fixed assets decreasing by $8.2 million, $4.1 million and $65.4 million, respectively. The total assets for the nylon segment increased from $184.8 million at June 29, 2003 to $187.6 million at March 28, 2004 due mainly to accounts receivable and inventories increasing by $12.1 million and $2.1 million, respectively, offset by a decrease in fixed assets of $11.6 million.

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

Net income (loss) on a pro forma basis assuming SFAS 123 has been applied would have been as follows:

	For the Quarters Ended		For the Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
		(Amounts in thousands, except per share data)
Net (loss) income as reported	$(49,992)	$1,144	$(63,774)	$3,301
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(317)	(739)	(1,443)	(2,571)

Pro forma net (loss) income	$(50,309)	$405	$(65,217)	$730

Earnings (losses) per share:
Basic – as reported	$(.96)	$.02	$(1.22)	$.06
Basic – pro forma	(.97)	$.01	(1.25)	$.01
Diluted – as reported	(.96)	$.02	(1.22)	$.06
Diluted – pro forma	(.97)	$.01	(1.25)	$.01

The fair value and related compensation expense of all options were calculated as of the issuance date using the Black-Scholes model.

9.	Derivative Financial Instruments

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are July 2004 and March 2005, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 28,	June 29,
	2004	2003
Foreign currency purchase contracts:
Notional amount	$6,452	$2,926
Fair value	6,324	2,658

Net (gain) loss	$128	$268

Foreign currency sales contracts:
Notional amount	$18,133	$18,530
Fair value	18,846	17,945

Net (gain) loss	$(713)	$(585)

For the quarters ended March 28, 2004 and March 30, 2003, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million and $0.0 million, respectively. For the year-to-date periods ended March 28, 2004 and March 30, 2003, the total impact of foreign currency related items was a pre-tax loss of $0.3 million and pre-tax gain of $0.6 million, respectively.

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

Since the second quarter of fiscal 2003, management of the joint venture determined that on a quarterly basis it was appropriate to evaluate the cumulative losses and financial condition of the enterprise and its effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets may not be recoverable. During the March quarter, a test of the recoverability of its long lived assets, approximately $25.6 million as of March 28, 2004, was completed and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

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

The Company continues to maintain a 34% interest in Parkdale America, LLC (“PAL”). PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 16 manufacturing facilities primarily located in central and western North Carolina. See Note 15 “Commitments and Contingencies” for further information regarding this investment.

The Company also has a 16.1% interest in Micell Technologies, Inc.

Condensed balance sheet and income statement information as of March 28, 2004, and for the quarter and year-to-date periods ended March 28, 2004, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

March 28,
2004
Current assets	$202,387
Noncurrent assets	158,183
Current liabilities	35,856
Shareholders’ equity and capital accounts	268,136

	Quarter Ended	For the Nine Months Ended
	March 28, 2004	March 28, 2004
Net sales	$124,667	$454,438
Gross (loss) profit	(1,577)	6,552
(Loss) from operations	(7,538)	(9,042)
Net (loss)	(19,201)	(18,659)

11.	Consolidation and Cost Reduction Efforts

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is June 2005.

In the third quarter of fiscal 2004, the Company recorded a restructuring charge of $20.8 million which consisted of $6.9 million of employee severance for approximately 280 management and production level employees, worldwide, $11.8 million of fixed asset write-offs associated with the closure of a plant in England and the consolidation of the Company’s polyester operations in Ireland and other consolidation related costs of $2.1 million which primarily relate to the plant in England. Severance payments are being made in accordance with various plan terms and the expected completion date is July 2005. Additionally, the Company’s polyester segment expects further restructuring charges estimated at $5.0 million during the fourth quarter of 2004.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the nine months ended March 28, 2004:

	Balance at	Fiscal 2004	Fiscal 2004	Fiscal 2004	Balance at
(Amounts in thousands)	June 29, 2003	Charge	Adjustments	Amount Used	March 28, 2004
Accrued severance	$13,893	$6,948	$947	$12,366	$9,422
Accrued restructuring	$—	$13,851	$—	$12,562	$1,289

The 2004 adjustment of $0.9 million relates to the termination of an executive during the second quarter of fiscal 2004. The amount used relating to accrued restructuring of $12.6 million primarily includes fixed asset write downs.

12.	Impairment Charges

During the current quarter, management performed impairment testing for the domestic textured polyester business due to the continued challenging business conditions and reduction in volume and gross profit for the most recent fiscal quarter ended December 28, 2003. Accordingly, management determined the fair value of the plant, property and equipment at $73.7 million using market prices of the assets. Management determined that the assets were in fact impaired because the carrying value was $98.9 million. This resulted in a $25.2 million write down of the assets, which is included in the “Asset impairments and write downs” line item in the Condensed Consolidated Statements of Operations.

Subsequent to performing the SFAS No. 144 testing above and based on the circumstances set forth above, the entire domestic polyester segment was tested for impairment as of February 29, 2004. As a result of the testing, the Company recorded a goodwill impairment charge of $13.5 million in the third quarter to reduce the segment’s goodwill to zero. The Company used the income approach and market approach to determine the fair value. The $13.5 million charge is included in the “Asset impairments and write downs” line item in the Condensed Consolidated Statements of Operations.

The following table details the two impairment charges which are reported as a single line item in the Condensed Consolidated Statements of Operations (amounts in thousands):

Description	Amount
Write down of long-lived assets	$25,241
Goodwill impairment	13,462

Total	$38,703

13.	Alliance

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

During the quarters ended March 28, 2004 and March 30, 2003, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance of $10.4 million and $7.3 million, respectively, and $26.9 million and $25.1 million for the current and prior year-to-date periods, respectively.

At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value. In the event Dupont exercises its Put or Unifi exercises its Call prior to the end of the sixth year of the Alliance, the purchase price of Dupont’s business shall be within a range of $300.0 million to $600.0 million. Dupont’s right to put its U.S. polyester filament business to Unifi and Unifi’s obligation to purchase such business are subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. The Company believes that its ability to finance the purchase of Dupont’s U.S. polyester filament business will be partially dependant upon the level of underlying cash flows generated by such business; and it is unclear whether the cash flow levels expected to be generated by the business are sufficient at this time to enable the Company to obtain such financing. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value. In the event Dupont exercises the aforesaid right to purchase within twelve months of receipt of its “Notice of Exercise” to the Company, then the purchase price for the Company’s domestic POY facility shall be within a range of $125.0 million to $175.0 million. See Note 15 for additional information involving the Alliance.

On November 17, 2003, Dupont and Koch Industries, Inc. (Koch) announced the potential purchase by Koch of certain Dupont textile facilities, including the Dupont Kinston facility, which is a part of the Alliance. The Company was subsequently requested, and granted its consent, to the transaction involving the Kinston facility.

On April 30, 2004, Koch closed the aforementioned transaction, and henceforth, the Alliance Agreement is between Koch and the Company.

14.	Bank Debt

The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.

As of March 28, 2004, the Company had no outstanding borrowings and had availability of $93.6 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at March 28, 2004, was 4.09%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At March 28, 2004, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

15.	Commitments and Contingencies

As further described in Note 13 “Alliance,” effective June 1, 2000, the Company and Dupont entered into a manufacturing alliance. On January 13, 2004, Unifi received a Demand For and Notice of Arbitration dated January 12, 2004 (the “Arbitration Notice”). The Arbitration Notice claims that the Company breached its “Transition Period” purchasing obligation from DuPont and implied covenant of good faith and fair dealing to DuPont. In the Arbitration Notice, Dupont claims the damage to it by the Company is “not less than approximately $13 million in damages”.

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

On March 26, 2004, DuPont filed a Motion to File First Amended Demand For and Notice of Arbitration. DuPont’s motion asked that DuPont’s wholly-owned subsidiary, Invista, Inc., be added as a claimant in the arbitration proceeding.

As discussed in Note 10, the Company maintains a 34% interest in Parkdale America, LLC (“PAL”), a private company, which manufactures and sells open-end and air jet spun cotton. The Company was recently informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws (the “PAL Activities”). The Company had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

PAL informed the Company that it voluntarily disclosed the activities to the U.S. Department of Justice Antitrust Division (the “DOJ”), and that the DOJ has launched an investigation of the activities. PAL informed the Company that it is cooperating fully with the DOJ. If PAL violated U.S. antitrust laws, PAL could face civil liability including treble damages.

The Company accounts for its investment in PAL on the equity method of accounting and as of March 28, 2004, the Company’s carrying investment in PAL (including goodwill value) was $142.4 million. During the nine months ended March 28, 2004, the Company had equity in losses relating to PAL of $6.5 million. The Company is unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material. The Company is continuing to review the circumstances surrounding PAL’s involvement in the activities.

The Company has been named in various federal class action lawsuits and a demand for relief under Massachusetts law related to the PAL Activities. The Company has or will deny all the allegations against it in these claims and intends to vigorously defend itself. The Company does not believe it has any responsibility or liability for PAL’s actions; however, as in any litigation, the outcomes of these claims are uncertain at this time and the Company is not making any assurances as to the outcome thereof.

16.	Subsequent Events

On April 13, 2004, the Company announced that it had ceased joint venture discussions with Guangdong Kaiping Polyester Enterprises Group (“Kaiping”) and Guangdong Kaiping Chunhui Co. Ltd. The Company is currently in the process of evaluating whether to pursue a “greenfield” strategy to produce its value-added yarn in China or whether it should pursue other joint venture opportunities that recently materialized as a result of the outcome of the discussions with Kaiping.

On May 11, 2004, Unifi agreed to acquire the hosiery yarn and texturing assets of Sara Lee Branded Apparel (“Sara Lee”) and enter into a long-term supply agreement. Under terms of the agreement, Unifi expects to purchase certain yarn production equipment from Sara Lee for $2.6 million. The acquisition is expected to increase the nylon division’s revenue by more than 20% and the workforce by approximately 170. The production of fine denier covered yarn and textured nylon filament yarn for Sara Lee’s hosiery operations will be transferred to existing equipment located in the Company’s Madison, North Carolina plant. This transfer is expected to be completed by July 16, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Results of Operations

Consolidated net sales decreased from $219.6 million to $190.9 million, or 13.1%, for the quarter and 13.4% for the year-to-date period. Unit volume decreased 12.7% for the quarter and 12.1% for the year-to-date period, while average net selling prices decreased by 0.7% and 1.7% for the quarter and year-to-date periods, respectively, as a result of sales price declines and a change in product mix.

At the segment level, polyester accounted for 76.2% and 74.1% of dollar net sales and nylon accounted for 23.8% and 25.9% of dollar sales for both the fiscal year 2004 third quarter and year-to-date periods, respectively. During the third quarter of Fiscal 2004 the Company established a third reporting segment, “Sourcing”, see Note 7 “Segment Disclosure”. The sourcing segment has not had material operations to date.

Polyester

Dollar sales for our polyester segment for the quarter and year-to-date periods declined 13.0% and 11.9%, respectively, compared with the prior year periods. Domestic polyester unit volume for the fiscal 2004 third quarter and year-to-date periods decreased 13.6% and 13.5%, respectively, compared to the prior year periods. Average selling prices for the fiscal year 2004 third quarter and year-to-date periods decreased 0.8% and 0.1%, respectively, as a result of reduced selling prices and a change in product mix.

Sales in local currency for our Brazilian operation decreased 1.4% while unit volume increased 8.8% for the quarter. For the nine month period, sales in local currency for the Brazilian operation increased 1.0% primarily due to a 7.4% increase in unit volume. The decrease in selling prices for the quarter is primarily due to the strengthening of the Brazilian Real to the U.S. dollar. Sales in local currency of our Irish operation for the quarter and nine month periods decreased 37.7% and 22.1%, respectively, primarily due to reductions in unit volumes of 31.8% and 19.2%, respectively. The average unit selling prices for the Irish operation decreased 8.7% for the current quarter and 7.7% for the nine month period. The movement in currency exchange rates from the prior year to the current year positively benefited the current quarter and year-to-date sales translated to U.S. dollars for the Brazilian operation. U.S. dollar net sales were $3.6 million and $9.2 million higher than what sales would have been reported using prior year translation rates for the quarter and year-to-date, respectively, with this effect attributable to the change in the exchange rate between the U.S. dollar and the Brazilian Real. U.S. dollar net sales for the Irish operation were $2.5 million and $7.3 million higher than what sales would have been reported using prior year translation rates for the quarter and year-to-date periods, respectively.

Gross profit for our polyester segment decreased $6.5 million to $9.9 million in the quarter and decreased $26.0 million to $20.5 million for the nine month period. The decrease in gross profit for the quarter and nine month periods is primarily due to a decrease in unit volumes and average sales price. The DuPont alliance accounted for benefits of $10.4 million and $7.3 million for the current and prior year quarters, respectively, and accounted for year-to-date benefits of $26.9 million and $25.1 million for the current and prior year-to-date periods.

Selling, general and administrative expenses allocated, based on various cost components, to the polyester segment increased from 6.2% of net sales in the prior year March quarter to 7.0% in the current quarter, and from 6.2% of net sales in the prior year nine month period to 7.1% in the current nine month period. On a dollar basis, selling, general and administrative expenses decreased $0.3 million to $10.1 million for the current quarter and increased $0.5 million to $29.7 million for the current nine month period compared with prior year periods. Included in the quarterly selling, general and administrative expenses were $0.9 million of special charges relating to the restructuring plan that due not qualify as restructuring charges under SFAS No. 146.

During the current quarter, management performed impairment testing for the domestic textured polyester business due to the continued challenging business conditions and reduction in volume and gross profit for the most recent fiscal quarter ended December 28, 2003. Accordingly, management determined the fair value of the plant, property and equipment at $73.7 million using market prices of the assets. Management determined that the assets were in fact impaired because the carrying value was $98.9 million. This resulted in a $25.2 million write down of the assets, which is included in the “Asset impairments and write downs” line item in the Condensed Consolidated Statements of Operations.

Subsequent to performing the SFAS No. 144 testing above and based on the circumstances set forth above, the entire domestic polyester segment was tested for impairment as of February 29, 2004. As a result of the testing, the Company recorded a goodwill impairment charge of $13.5 million in the third quarter to reduce the segment’s goodwill to zero. The Company used the income approach and market approach to determine the fair value. The $13.5 million charge is included in the “Asset impairments and write downs” line item in the Condensed Consolidated Statements of Operations.

Nylon

Dollar sales for our nylon segment for the current year quarter and year-to-date periods declined 14.5% and 17.3%, respectively, compared with prior year periods. Nylon unit volume for the March quarter and year-to-date periods declined 16.25% and 14.0%, respectively, compared to the prior year periods. Average selling prices increased 2.1% for the quarter and decreased 3.8% for the nine month period.

Gross profit for our nylon segment decreased $1.4 million to $0.6 million in the quarter and decreased $5.8 million to $3.6 million for the nine month period primarily as a result of declining sales. Manufacturing unit costs decreased slightly for both periods however, the decline in selling price more than offset the benefit.

Selling, general and administrative expenses allocated to the nylon segment increased from 6.4% of net sales in the prior year’s March quarter to 6.6% in the current quarter, and from 5.4% in the prior year’s nine month period to 6.3% in the current nine month period. On a dollar basis, selling, general and administrative expenses decreased $0.3 million to $3.1 million for the March quarter and remained unchanged at $9.4 million for the year-to-date period. Included in the quarterly selling, general and administrative expenses were $0.4 million of special charges relating to the restructuring plan that due not qualify as restructuring charges under SFAS No. 146.

Corporate

Interest expense increased $0.2 million to $4.7 million in the current quarter and decreased $0.8 million to $14.2 million for the current year-to-date period. The decrease in interest expense for nine months reflects lower average debt outstanding. The weighted average interest rate on outstanding debt at March 28, 2004, was 6.5% compared to 6.7% at March 30, 2003.

Other income and expense for the current and prior year quarters includes $0.9 million and $0.0 million, respectively, for the provision of bad debts. For the current year-to-date period, the provision for bad debts was $1.9 million compared to $2.1 million for the prior year-to-date period. In the current quarter, other income and expense included a gain on the sale of fixed assets of $4.0 million. For the prior nine month period, other income and expense was favorably impacted by the recognition in income of non-refundable fees collected in the amount of $1.0 million associated with our technology license agreement with Tuntex (Thailand).

Equity in the net losses of our unconsolidated affiliates, Parkdale America, LLC, Micell Technologies, Inc., Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $6.7 million in the third quarter of fiscal 2004 compared with earnings of $3.2 million for the corresponding prior year quarter. For the year-to-date period, equity in net losses of these affiliates totaled $6.6 million compared to net earnings of $9.4 million in the prior year. Additional details regarding the Company’s investments in unconsolidated equity affiliates and alliance follows:

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

Since the second quarter of fiscal 2003, management of the joint venture determined that on a quarterly basis it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets may not be recoverable. During the March quarter, a test of the recoverability of its long lived assets, approximately $25.6 million as of March 28, 2004, was completed and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

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

The Company continues to maintain a 34% interest in Parkdale America, LLC (“PAL”). PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 16 manufacturing facilities primarily located in central and western North Carolina. See Note 15 “Commitments and Contingencies” in the Condensed Consolidated Financial Statements for further information regarding this investment.

The Company also has a 16.1% interest in Micell Technologies, Inc.

Condensed balance sheet and income statement information as of March 28, 2004, and for the quarter and year-to-date periods ended March 28, 2004, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

March 28,
2004
Current assets	$202,387
Noncurrent assets	158,183
Current liabilities	35,856
Shareholders’ equity and capital accounts	268,136

	Quarter Ended	For the Nine Months Ended
	March 28, 2004	March 28, 2004
Net sales	$124,667	$454,438
Gross profit	(1,577)	6,552
(Loss) income from operations	(7,538)	(9,042)
Net (loss) income	(19,201)	(18,659)

In the fourth quarter of fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represents 50% of the severance and dismantlement cost of closing this plant. The Cape Fear plant produced polyester POY and was one of two DuPont facilities involved in the Alliance further discussed in Note 13 “Alliance.” Now that the project is substantially complete the Company’s actual share of the severance and dismantlement costs is currently estimated to be $11.5 million. Accordingly, the Company reflected a reduction of previously recorded amounts of $3.5 million in the fiscal year ended June 29, 2003. During the current quarter, the Company was provided the final accounting for the project. As a result, the Company reflected a reduction of previously recorded amounts of $0.2 million this quarter.

Minority interest income was $4.8 million in the current year fiscal quarter compared to $1.2 million in the prior year third quarter. For the current and prior year-to-date periods, minority interest income was $6.8 million and a charge of $2.4 million, respectively. The minority interest income recorded in the consolidated financial statements primarily relates to the minority owner’s share of the earnings of Unifi Textured Polyester, LLC. The change in minority interest income/expense is due to a change, pursuant to the operating agreement, in the methodology used to allocate net earnings and cash flows.

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is June 2005.

In the third quarter of fiscal 2004, the Company recorded a restructuring charge of $20.8 million which consisted of $6.9 million of employee severance for approximately 280 management and production level employees, worldwide, $11.8 million of fixed asset write-offs associated with the closure of a plant in England and the consolidation of the Company’s polyester operations in Ireland and other consolidation related costs of $2.1 million which primarily relate to the plant in England. Severance payments are being made in accordance with various plan terms and the expected completion date is July 2005. Additionally, the Company’s polyester segment expects further restructuring charges estimated at $5.0 million during the fourth quarter of 2004.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the nine months ended March 28, 2004:

	Balance at	Fiscal 2004	Fiscal 2004	Fiscal 2004	Balance at
(Amounts in thousands)	June 29, 2003	Charge	Adjustments	Amount Used	March 28, 2004
Accrued severance	$13,893	$6,948	$947	$12,366	$9,422
Accrued restructuring	$—	$13,851	$—	$12,562	$1,289

The 2004 adjustment of $0.9 million relates to the termination of an executive during the second quarter of fiscal 2004. The amount used relating to accrued restructuring of $12.6 million primarily includes fixed asset write downs.

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

As a result of the above, the Company realized a net loss of $50.0 million, or $0.96 loss per share for the current quarter, compared to net income of $1.1 million, or $.02 per share, for the corresponding quarter of the prior year, and a net loss of $63.8 million or $1.22 loss per share for the current year-to-date period compared to net income of $3.3 million or $.06 per share for the prior year-to-date period.

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

Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts, although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are July 2004 and March 2005, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 28,	June 29,
	2004	2003
Foreign currency purchase contracts:
Notional amount	$6,452	$2,926
Fair value	6,324	2,658

Net (gain) loss	$128	$268

Foreign currency sales contracts:
Notional amount	$18,133	$18,530
Fair value	18,846	17,945

Net (gain) loss	$(713)	$(585)

For the quarter ended March 28, 2004 and March 30, 2003, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million and $0.0 million, respectively. For the year-to-date periods ended March 28, 2004 and March 30, 2003, the total impact of foreign currency related items was a pre-tax loss of $0.3 million and pre-tax gain of $0.6 million, respectively.

Liquidity and Capital Resources

Cash used in operations was $2.9 million for the nine months ended March 28, 2004, compared to cash provided by operations of $87.9 million for the corresponding period of the prior year. The primary sources of cash from operations were decreases in accounts receivable of $18.2 million and inventories of $4.7 million, and depreciation and amortization aggregating $50.0 million. Offsetting these sources of cash from operations, other than the net loss, were decreases in accounts payable of $14.3 million and accrued liabilities of $6.9 million. All working capital changes have been adjusted to exclude currency translation effects. The accounts payable decrease includes $25.0 million representing a delayed billing payment resulting from a vendor’s inability to invoice the Company due to a software conversion.

The Company ended the current quarter with working capital of $183.4 million, which included cash and cash equivalents of $59.7 million as compared to working capital of $195.2 million, which included cash and cash equivalents of $66.5 million at March 30, 2003.

The Company utilized $6.9 million for net investing activities and $7.6 million in net financing activities during the current year-to-date period. The primary cash expenditures during this period included $7.5 million for capital expenditures and $8.4 million for the purchase of approximately 1.3 million common shares of Company stock. During the December quarter, the Company suspended its stock repurchase program.

At March 28, 2004 the Company was not committed for the purchase of any significant capital expenditures. The Company anticipates that capital expenditures for fiscal 2004 will approximate $10.0 million to $12.0 million.

On July 17, 2003, the Company announced that it had signed a non-binding letter of intent to acquire a majority position in Kaiping Polyester Enterprises Group Co. (“Kaiping”) in Kaiping, Guangdong, P.R. China to manufacture and sell certain polyester and nylon products. It was anticipated that Unifi would own seventy-five percent (75%) of the company after the transaction was completed, which was estimated to have approximately $300 million in annual sales. On April 13, 2004, the Company announced that it had ceased joint venture discussions with Kaiping and Guangdong Kaiping Chunhui Co. Ltd. The Company is currently in the process of evaluating whether to pursue a “greenfield” strategy to produce its value-added yarn in China or whether it should pursue other joint venture opportunities that recently materialized as a result of the outcome of the discussions with Kaiping.

Due to the Company’s financial results for the first nine months of this fiscal year, management is continuing to review all domestic and foreign operations in an effort to reduce costs. These efforts may result in future charges including plant closures, employee severance charges, and other consolidation costs.

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

As of March 28, 2004, the Company had no outstanding borrowings and had availability of $93.6 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at March 28, 2004, was 4.09%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At March 28, 2004, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The Alliance is intended to optimize Unifi’s and DuPont’s POY manufacturing facilities, increase manufacturing efficiency and improve product quality. Under the terms of the Alliance Agreements, DuPont and Unifi cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and optimizing production efficiencies by manufacturing commodity yarns for the Alliance in DuPont’s Kinston, North Carolina plant and high-end specialty yarns in Yadkinville. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations are split equally. DuPont and Unifi continue to own and operate their respective sites and employees remain with their respective employers. DuPont continues to provide POY to the marketplace and uses DuPont technology to expand the specialty product range at each company’s sites. Unifi continues to provide textured yarn to the marketplace. At termination of the Alliance or at any time after June 1, 2005, DuPont has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from DuPont (a “Call”), DuPont’s U.S. polyester filament business for a price based on a mutually agreed fair market value. In the event Dupont exercises its Put or Unifi exercises its Call prior to the end of the sixth year of the Alliance, the purchase price of Dupont’s business shall be within a range of $300.0 million to $600.0 million. Dupont’s right to put its U.S. polyester filament business to Unifi and Unifi’s obligation to purchase such business are subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. The Company believes that its ability to finance the purchase of Dupont’s U.S. polyester filament business will be partially dependant upon the level of underlying cash flows generated by such business; and it is unclear whether the cash flow levels expected to be generated by the business are sufficient at this time to enable the Company to obtain such financing. In the event that the Company does not purchase the DuPont U.S. polyester filament business, DuPont would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value. In the event Dupont exercises the aforesaid right to purchase within twelve months of receipt of its “Notice of Exercise” to the Company, then the purchase price for the Company’s domestic POY facility shall be within a range of $125.0 million to $175.0 million. See Note 15 for additional information involving the Alliance.

On November 17, 2003, Dupont and Koch Industries, Inc. (Koch) announced the potential purchase by Koch of certain Dupont textile facilities including the Dupont Kinston facility which is a part of the Alliance. The Company was subsequently requested, and granted its consent, to the transaction involving the Kinston facility.

On April 30, 2004, Koch closed the aforementioned transaction, and henceforth, the Alliance Agreement is between Koch and the Company.

As discussed in Note 10, the Company maintains a 34% interest in Parkdale America, LLC (“PAL”), a private company, which manufactures and sells open-end and air jet spun cotton. The Company was recently informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws. The Company had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

PAL informed the Company that it voluntarily disclosed the activities to the U.S. Department of Justice Antitrust Division (the “DOJ”), and that the DOJ has launched an investigation of the activities. PAL informed the Company that it is cooperating fully with the DOJ. If PAL violated U.S. antitrust laws, PAL could face civil liability including treble damages.

The Company accounts for its investment in PAL on the equity method of accounting and as of March 28, 2004, the Company’s carrying investment in PAL (including goodwill value) was $142.4 million. During the nine months ended March 28, 2004, the Company had equity in losses relating to PAL of $6.5 million. The Company is unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material. The Company is continuing to review the circumstances surrounding PAL’s involvement in the activities.

Outlook

The current business climate for U.S. based textile manufacturers continues to remain very challenging due to pressures from the importation of fiber, fabric and apparel, excess capacity, currency imbalances and weaknesses at retail. This situation presents a difficult business environment, and significant sustainable improvements cannot be assured presently. This highly competitive environment has impacted the markets in which the Company competes, both domestically and abroad. Consequently, management took certain consolidation and cost reduction actions during the current quarter in an attempt to align our capacity with current market demands. The Company is currently evaluating other restructuring actions which might be necessary to align its cost structure to market volumes. Management believes the current financial position of the Company in connection with its operations is sufficient to meet working capital and long-term investment needs and pursue strategic business opportunities.

Critical Accounting Policies

Restructuring Charges Resulting from Restructuring Activities.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” requires management to estimate certain costs associated with plant consolidations and plant closures. During this quarter, the Company’s polyester segment recorded write downs of plant, property, equipment and inventory as a result of decisions to close certain facilities in Europe. Some of the equipment is to be sold and some abandoned. The estimated salvage values are low, primarily due to the depressed market for used textile machinery. It is possible that the actual results will differ from assumptions and require adjustments to the original reserves.

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

     Currency forward contracts are entered to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are July 2004 and March 2005, respectively.

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 28,	June 29,
	2004	2003
Foreign currency purchase contracts:
Notional amount	$6,452	$2,926
Fair value	6,324	2,658

Net (gain) loss	$128	$268

Foreign currency sales contracts:
Notional amount	$18,133	$18,530
Fair value	18,846	17,945

Net (gain) loss	$(713)	$(585)

     The fair values of the foreign exchange forward contracts at the respective period-end dates are based on period-end forward currency rates. For the quarters ended March 28, 2004 and March 30, 2003, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million and $0.0 million, respectively. For the year-to-date periods ended March 28, 2004 and March 30, 2003, the total impact of foreign currency related items was a pre-tax loss of $0.3 million and pre-tax gain of $0.6 million, respectively.

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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2004.

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

On March 26, 2004, DuPont filed a Motion to File First Amended Demand For and Notice of Arbitration. DuPont’s motion asked that DuPont’s wholly-owned subsidiary, Invista, Inc., be added as a claimant in the arbitration proceeding.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     (e)

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
12/29/03 – 1/28/04	600	$6.13	600	6,809,293
1/29/04 – 2/28/04	—	—	—	6,809,293
2/29/04 – 3/28/04	1,452	$5.03	1,452	6,807,841

Total	2,052 (1)	$5.35	2,052

(1)	1,752 shares were repurchased from former employees of the Company. 300 shares were repurchased from a current non-executive employee.

At the Company’s Board meeting held on July 27, 2000, the Board approved an increase to the stock repurchase plan of 6,574,700 shares. This increase amended the total number of authorized shares eligible for repurchase to 10,000,000. To date, 3,192,159 shares have been repurchased pursuant to the total authorization. The plan does not currently have an expiration date.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Change of Control Agreement between Unifi, Inc. and William M. Lowe, Jr. dated January 6, 2004, filed herewith.

(31a)	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31b)	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32a)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32b)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

The following report on Form 8-K was furnished during the fiscal quarter ended March 28, 2004:

January 21, 2004: Item 12. Results of Operations and Financial Condition. Second Quarter Earnings Release.

The following reports on Form 8-K were filed during the fiscal quarter ended March 28, 2004:

December 30, 2003: Item 5. Other Events. News Release: Unifi Updates Timetable for Completion of Kaiping Joint Venture. Item 7. Exhibits. News Release.

January 21, 2004: Item 5. Other Events. Update on Dupont Claim Regarding Alliance.

February 11, 2004: Item 5. Other Events. News Release: Equity Affiliate Informs Unifi of Pending Investigation. Item 7. Exhibits. News Release.

March 2, 2004: Item 5. Other Events. News Release: Unifi Announces Broad Restructuring Charges. Item 7. Exhibits. U.S. and European News Releases.

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: May 12, 2004	/s/ WILLIAM M. LOWE, JR.

William M. Lowe, Jr.
Vice President, Chief Operating Officer and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)