Form 10-K
period 2004-06-27
UNIFI INC
filed 2004-09-17
CIK 100726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10542

Unifi, Inc.

(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 19109 — 7201 West Friendly Avenue Greensboro, NC (Address of principal executive offices)	27419-9109 (Zip Code)

Registrant’s telephone number, including area code:

(336) 294-4410

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

          As of December 28, 2003, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $306,670,013. The Registrant has no non-voting stock.

          As of September 10, 2004, the number of shares of the Registrant’s common stock outstanding was 52,114,204.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 21, 2004, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

PART I

Item 1.	Business

General Development of Business

      Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the “Company” or “Unifi”), is a diversified producer and processor of textile yarns with manufacturing operations in the U.S., Ireland and South America. Unifi closed its operations in the U.K. during the fiscal 2004 fourth quarter, and the Ireland operations are expected to be closed by October 2004. The Company is primarily engaged in the processing of synthetic yarns in two business segments, polyester and nylon. The polyester segment is comprised of textured, dyed, twisted and beamed yarns with sales to knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, industrial and other end use markets. The nylon segment is comprised of textured nylon and covered spandex products with sales to knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end use markets.

      During the third quarter of fiscal 2004, the Company formalized its initiative to develop a sourcing business. This new business is a full service, full package sourcing company that is designed to eliminate inherent development and speed-to-market limitations found within the current linear supply-chain model by utilizing its grid of members to produce complex orders that align with consumer demand. The primary business focus is on performance-based apparel with consumer functionality, such as stretch, moisture management and odor control and its targeted end use applications range from basics to active wear, outdoor, travel and career apparel.

Financial Information About Segments

      See Footnote 8 “Business Segments, Foreign Operations and Concentrations of Credit Risk” of this Report for further information regarding the financial information about these segments.

Description of Business

      The Company processes synthetic polyester and nylon yarns. The texturing process, which is common to both polyester and nylon, involves the processing of partially oriented yarn (“POY”), which is either natural or solution dyed raw polyester or natural nylon filament fiber. POY is made from small polymer beads that are melted and extruded through microscopic holes to form a single filament. Texturing POY involves the use of high-speed machines to draw heat and twist the POY to produce yarn having various physical characteristics, depending on its ultimate end use. This process gives the yarn greater bulk, strength, stretch, consistent dye ability and a softer feel, thereby making it suitable for use in knitting and weaving of fabrics. The polyester and nylon yarns produced by the Company can be sold externally or further processed internally. Additional processing for our polyester segment includes package dyeing, twisting and beaming. Package dyeing allows the Company to match customer specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting involves wrapping two filament yarns together, which can be sold for such uses as sewing thread, home furnishings and apparel. Beaming places both textured yarn and unprocessed POY on beams to be used by customers in knitting and weaving applications. Further processing for the nylon segment mostly includes covering, which involves the wrapping or air entangling of filament or spun yarn around a core yarn. This process enhances a fabric’s ability to stretch, recover its original shape, and resist wrinkles.

      Sources and Availability of Raw Materials: Effective June 1, 2000, Unifi and E. I. DuPont de Nemours and Company (“DuPont”), began operating their America’s manufacturing alliance (the “Alliance”) to produce polyester filament yarn. Effective April 30, 2004, Dupont sold its textiles and interiors assets and businesses, including its participation in the Alliance to subsidiaries of Koch Industries, Inc. Accordingly, the Alliance is now between the Company and Koch’s subsidiary INVISTA S.a.r.l. (“INVISTA”). The objective of the Alliance is to reduce operating costs through collectively planning and operating both companies’ POY facilities as a single production unit, although the parties to the Alliance continue to own their respective manufacturing facilities. The resulting asset optimization, along with the sharing of manufacturing technolo-

gies, is intended to result in significant quality and yield improvements and product innovations. Unifi’s manufacturing facility is located in Yadkinville, North Carolina and INVISTA’s remaining facility is in Kinston, North Carolina. During July 2004, the Company announced that it had agreed to acquire INVISTA’s polyester filament manufacturing assets, including inventories, located in Kinston and the parties are discussing the acquisition by Unifi of other assets. See Footnote 16 “Alliance” of this Report for further information.

      The primary third party suppliers of POY to the Company’s polyester segment are INVISTA (formerly DuPont Textiles and Interiors), Reliance Industries Limited and Nanya Plastics Corp. of America (“Nan Ya”). The majority of Company POY is produced by the Alliance. Raw materials purchased to manufacture POY at the Company’s Yadkinville facility are supplied by Nan Ya.

      The primary suppliers of POY to the Company’s nylon segment are INVISTA, U.N.F. Industries Ltd (“UNF”) and Universal Premier Fibers, LLC (formerly Cookson Fibers, Inc.). UNF is a 50/50 joint venture formed on September 27, 2000, between Unifi and Nilit Ltd., located in Israel. The joint venture produces approximately 16.0 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY production is being utilized in the Company’s domestic nylon texturing and covering operations.

      Although the Company is heavily dependent upon a limited number of suppliers, the Company has not had and does not anticipate having any significant difficulty in obtaining its raw polyester and nylon POY or raw materials used to manufacture polyester POY.

      Patents, Trademarks and Licenses: The Company currently has a limited number of patents and registered trademarks, none of which it considers material to any reporting segment or its business taken as a whole.

      Working Capital Commitments, Sales Return Policies and Customer Payment Terms: The Company’s polyester reporting segment provides, for one specific customer, a raw yarn consignment arrangement to warehouse inventory at the customer’s manufacturing locations to ensure such customer has a readily available source of raw material. Inventory at these locations remains the property of the Company until such time that the customer consumes the goods for use in its manufacturing processes or, in certain cases, after an agreed upon period of time has elapsed at which time the goods are automatically sold and title to such goods passes to the customer. In addition, the polyester and nylon segments hold approximately $0.2 million and $2.7 million, respectively, of inventory in warehouses to meet customer delivery requirements. Both the polyester segment and the nylon segment also have supply agreements to purchase raw materials and supplies from vendors to ensure availability of materials to use in the manufacturing of Company products. The Company does not believe any of these working capital arrangements are material to these reporting segments or to the Company taken as a whole.

      Sales return practices are typically developed and enforced by the Company or segment management and generally provide for the return of yarn that is off-quality or subsequently deemed not suitable for a particular end use. In addition, rebates may be offered to specific large volume customers for purchasing certain quantities of yarn over a prescribed time period. The Company provides for allowances associated with rebates in the same accounting period the sales are recognized in income. Allowances for rebates are calculated based on sales to customers with negotiated rebate agreements with the Company.

      Customer payment terms are generally consistent for both the polyester and nylon reporting segments and are usually based on prevailing industry practices for the sale of yarn domestically or internationally. In certain cases, payment terms are subject to further negotiation between the Company and individual customers based on specific circumstances impacting the customer. This may entail the extension of payment terms or negotiation of situation specific payment plans. The Company does not believe that any such deviations from normal payment terms are significant to either reporting segment or to the Company taken as a whole.

      Customers: The Company, in fiscal year ended June 27, 2004, sold its polyester yarns to approximately 700 customers and its nylon yarns to approximately 200 customers. Neither the polyester reporting segment nor the nylon reporting segment had sales to any one customer in fiscal year 2004 either individually or combined (for shared customers) in excess of 10% of the Company’s consolidated revenues. However, there is one nylon reporting segment customer that exceeds 10% of the nylon segment’s net sales to external customers.

      Due to the additional raw material and manufacturing costs incurred to produce certain yarns and the stringent quality and time sensitivity of the end-use markets of these certain yarns (for example, dyed yarns used in the automotive and furniture markets), sales prices are higher, on average, for these items than for other polyester products used in different end-use applications. Gross margins generally compare favorably for these items absent any significant quality claims which are more prevalent in automotive and home furnishings end uses. Consequently, the loss of customers that purchase significant volumes of dyed yarns could have a significant effect on the operating income of the polyester segment and the consolidated Company.

      Backlog and Seasonality of Business: The Company generally sells its products on an order-by-order basis for both the polyester and nylon reporting segments. Changes in economic indicators and consumer confidence levels can have a significant impact on sales at retail. Deviations between expected sales and actual consumer demand result in significant adjustments to desired inventory levels and, in turn, replenishment orders placed with suppliers. This changing demand ultimately works its way through the supply chain and impacts the Company. The end result is typically the absence of long-term sales contracts between the Company and its customers even in situations where yarn with unique characteristics is sold to one or very few customers. For substantially all customer orders including those involving more customized yarns, the Company manufactures and ships yarn in accordance with firm orders received from customers specifying yarn type and delivery dates. As a result, the Company does not track unfilled orders for purposes of determining backlog but rather to routinely reconfirm or update the status of potential orders. Consequently, backlog is generally not applicable to the Company. In addition, the Company does not consider its products to be of a seasonal nature.

      Competitive Conditions: The textile industry in which the Company currently operates is competitive. The Company processes and sells both high-volume commodity products and more specialized yarns both domestically and internationally into many end-use markets. Pricing is highly competitive with innovation, product quality and customer service being essential for differentiating the competitors within the industry. Product innovation gives our customers competitive advantages, while product quality is an important factor for improving our customers’ manufacturing efficiencies. The Company’s polyester and nylon segments compete in a worldwide market with a number of other foreign and domestic producers of such yarns. In the sale of polyester filament yarns, major domestic competitors are Dillon Yarn Company, Inc., O’Mara, Inc., Spectrum Dyed Yarns, Inc., KOSA and Teijin AKRA, S.A. de C.V.; and in the sale of nylon yarns, major domestic competitors are Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc. Additionally, there are numerous foreign competitors that not only sell polyester and nylon yarns in the United States but also import foreign sourced fabric and apparel into the United States and other countries in which the Company does business which adversely impacts the sale of Company polyester and nylon yarns. General economic conditions, such as raw material prices, interest rates, currency exchange rates and inflation rates that exist in different countries have a significant impact on the Company’s competitiveness, as do various country-to-country trade agreements and restrictions.

      Research and Development: The Company spent approximately $1.9 million, $2.3 million and $2.3 million for fiscal years 2004, 2003 and 2002, respectively, on company-sponsored research and development activities. There was no customer-sponsored research and development during the last three fiscal years.

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

      Employees: The number of full-time active employees of the Company is approximately 3,600.

Financial Information About Geographic Areas

      See Footnote 8 “Business Segments, Foreign Operations and Concentrations of Credit Risk” of this Report for further information regarding the financial information about geographic areas.

Available Information

      The Company’s Internet address is: www.unifi-inc.com. Copies of the Company’s reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, that the Company files with or furnishes to the Securities and Exchange Commission (the “Commission”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5, may be obtained without charge by accessing the Company’s web site as soon as practicable after such material is electronically filed with or furnished to the Commission or by writing Mr. William M. Lowe, Jr. at Unifi, Inc. P.O. Box 19109 Greensboro, North Carolina 27419-9109.

Item 2.	Properties

      Following is a summary of principal properties owned or leased by the Company:

Polyester Segment Properties

Domestic:

Yadkinville, North Carolina — six plants and two warehouses
Reidsville, North Carolina — one plant
Staunton, Virginia — one plant and one warehouse

Foreign:

Letterkenny, Ireland — four plants
Carrickfergus, Ireland — two warehouses
Alfenas, Brazil — one plant and one warehouse
Sao Paulo, Brazil — one corporate office

Nylon Segment Properties

Domestic:

Madison, North Carolina — one plant and three warehouses
Mayodan, North Carolina — four plants
Fort Payne, Alabama — one central distribution center

Foreign:

Bogota, Colombia — one plant

      In addition to the above properties, the corporate administrative office for each of its segments is located at 7201 West Friendly Ave. in Greensboro, North Carolina. Such property consists of a building containing approximately 100,000 square feet located on a tract of land containing approximately 9 acres. This property was purchased at fair market value from the Unifi, Inc. Retirement Savings Plan (the “Plan”) in August 2002, prior to which, the Company leased this property from the Plan.

      All of the above facilities are owned in fee simple, with the exception of one United States plant which is leased from Bank of America Leasing and Capital LLC pursuant to a Sales-leaseback Agreement entered into on May 20, 1997, as amended; two warehouses in Carrickfergus, Ireland and the office in Sao Paulo, Brazil. Management believes all the properties are well maintained and in good condition. On July 28, 2004, the Company announced that all of the plants in Letterkenny, Ireland would be closed and that the property would be held for sale. It is expected that the Company will terminate the lease relating to the two warehouses in Carrickfergus, Ireland. In fiscal year 2004, the Company’s manufacturing plants in the U.S. operated moderately below capacity while the plants in Ireland operated significantly below capacity. Accordingly, management does not perceive any capacity constraints in the foreseeable future.

      The dyed facility located in Manchester, England was closed in June 2004, accordingly, the property is not listed above.

      The Company leases sales offices and/or apartments in New York; Oberkotzau, Germany; Lyon, France and Hong Kong, China.

      The Company also leases two manufacturing facilities to others, one of which is leased to a joint venture in which the Company is a 50% owner.

Item 3.	Legal Proceedings

      As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company and DuPont entered into a manufacturing Alliance in June 2000 to produce partially oriented polyester filament yarn. DuPont and the Company have had discussions regarding the Alliance and each party alleged that the other was in breach of material terms of their agreement. Certain of these differences were finally resolved by an Arbitration Panel in June 2003. However, DuPont continued to pursue collection of its claims that the Company had breached its “Transition Period” purchasing obligation from DuPont, which the Arbitration Panel had previously dismissed as it held the Transition Period claims were not properly before it.

      On January 13, 2004, Unifi received a Demand For and Notice of Arbitration dated January 12, 2004 (the “Arbitration Notice”) claiming that the Company breached its Transition Period purchasing obligation from DuPont and implied covenant of good faith and fair dealing to DuPont. In the Arbitration Notice, Dupont claims damages of “not less than approximately $13 million in damages”.

      On February 5, 2004, the Company filed a response to the Arbitration Notice denying Dupont’s claims and asserting several defenses to the claims. However, the outcomes of theses claims are uncertain at this time and the ultimate resolution of these matters could be material to Unifi’s financial position, results of operations and cash flows.

      On March 26, 2004, DuPont filed a Motion to File First Amended Demand For and Notice of Arbitration. DuPont’s motion asked that its then wholly-owned subsidiary, Invista, Inc., be added as a claimant in the arbitration proceeding. On April 30, 2004, Dupont sold substantially all of the assets of its textiles and interiors businesses, which were owned by Invista, Inc., to subsidiaries of Koch Industries, Inc. of Wichita, Kansas.

      Due to the INVISTA asset acquisition as described in Footnote 19 “Subsequent Events”, the Arbitration proceeding has been stayed pending the closing of the proposed transaction. Under the terms of the asset purchase agreement, upon the meeting of certain conditions, all claims relating to the Arbitration will be released.

      The Company maintains a 34% interest in Parkdale America, LLC (“PAL”), a private company, which manufactures and sells open-end and air jet spun cotton. The Company was recently informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws (the “PAL Activities”). The Company believes that it had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

      PAL informed the Company that it voluntarily disclosed the activities to the U.S. Department of Justice Antitrust Division (the “DOJ”), and that the DOJ has launched an investigation of the activities. PAL informed the Company that it is cooperating fully with the DOJ. If PAL violated U.S. antitrust laws, PAL could face civil liability including treble damages. It should be noted that the Antitrust Criminal Penalty Enhancement and Reform Act of 2004 (the “Act”) provides in part that an “antitrust leniency applicant” is not liable for treble damages. The Company has not yet determined if the provisions of the Act will be applicable to PAL.

      The Company accounts for its investment in PAL on the equity method of accounting and as of June 27, 2004, the Company’s carrying investment in PAL (including goodwill value) was $142.1 million. During fiscal year 2004, the Company had equity in losses relating to PAL of $6.9 million. The Company is unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 27, 2004.

Item 4A.	Executive Officers of the Company

      The following list contains the name, age, position and offices held, and the period served in such position or offices for each of the executive officers of the Company.

President and Chief Executive Officer

      BRIAN R. PARKE Mr. Parke is 56 and had been the Manager or President of the Company’s Irish subsidiary (Unifi Textured Yarns Europe Limited) from its acquisition by the Company in 1984 to January 20, 1999, when he was elected President and Chief Operating Officer of the Company. On January 26, 2000, Mr. Parke was elected Chief Executive Officer of the Company. Additionally, Mr. Parke has been a Vice President of the Company since October 21, 1993 and was elected to the Company’s Board of Directors in July 1999. In April 2004, Mr. Parke was elected Chairman of the Board of Directors.

Vice Presidents

      THOMAS H. CAUDLE, JR. Mr. Caudle is 53 and has been an employee of the Company since 1982. On January 20, 1999, Mr. Caudle was elected as a Vice President of Manufacturing Services of the Company and on July 26, 2000 he was elected as a Senior Vice President in charge of Manufacturing for the Company. In April 2003, Mr. Caudle was elected Vice President of Global Operations.

      BENNY L. HOLDER Mr. Holder is 42 and has been an employee of the Company since January 1995. Prior to coming to the Company, Mr. Holder held various management positions in the Information Technology departments within Memorex Telex from 1990 until 1994 and at Revlon, Inc. from 1994 until 1995. Mr. Holder has held various management positions within the Information Technology area of the Company since joining the Company overseeing all of the Company’s IT operations as Managing Director from June 1999 until January 2001 when he was appointed Vice President and Chief Information Officer.

      WILLIAM M. LOWE, JR. Mr. Lowe is 51 and joined the Company as Vice President and Chief Financial Officer effective January 5, 2004. Prior to being employed by the Company, Mr. Lowe was Executive Vice President and Chief Financial Officer at Metaldyne Corporation an automotive component and systems manufacturer from 2001 to 2003. From 1991 to 2001 Mr. Lowe held various financial positions at Arvinmeritor, Inc. a diversified manufacturer of automotive components and systems. In April 2004, Mr. Lowe was appointed Vice President, Chief Operating Officer and Chief Financial Officer.

      CHARLES F. MCCOY Mr. McCoy is 40, and has been an employee of the Company since January 2000, when he joined the Company as its Assistant Secretary and General Counsel. Mr. McCoy was an Associate Attorney with the law firm of Frazier, Frazier & Mahler, LLP, the firm serving as General Counsel for the Company since 1971, from 1989 until 1993 and a Partner of the firm from 1994 until

December 1999. In October 2000, Mr. McCoy was elected as Vice President, Secretary and General Counsel of the Company and Corporate Compliance Officer in 2002.

      ROBERT S. SMITH, JR. Mr. Smith is 36 and has been an employee of the Company since 1986. Mr. Smith has worked for the Company in Manufacturing, Industrial Engineering, Customer Service and Planning and has been involved in the Information Technology transitions. He has also worked in the areas of Business Development, Human Resources, and Six Sigma. He served as Director of Sales and Service until April 2003, when he was elected Vice President of North American Operations.

      WILLIE M. WOOLDRIDGE, JR. Mr. Wooldridge is 55 and has been an employee of the Company since 2000. Prior to coming to the Company, Mr. Wooldridge’s long history in Human Resources includes 10 years at RCA, 5 years at Nestle, and 3 years at PAI. He started his own consulting firm prior to joining Unifi. In 2000 he joined the Company as Manager of Professional Development, was then elected to Director of Human Resources in 2001 and was elected Vice President of Human Resources in April 2003.

      These executive officers, unless otherwise noted, were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 22, 2003. Each executive officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “UFI”. The following table sets forth the range of high and low sales prices of Unifi’s common stock as reported on the NYSE Composite Tape.

	High	Low

Fiscal year 2003:
First quarter ended September 29, 2002	$10.90	$6.03
Second quarter ended December 29, 2002	6.98	4.66
Third quarter ended March 30, 2003	6.14	4.36
Fourth quarter ended June 29, 2003	7.15	4.25

Fiscal year 2004:
First quarter ended September 28, 2003	$7.37	$4.25
Second quarter ended December 28, 2003	6.47	4.30
Third quarter ended March 28, 2004	6.68	3.90
Fourth quarter ended June 27, 2004	4.46	2.00

      As of September 3, 2004, there were 594 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust & Clearing Corporation, a securities depository for banks and brokerage firms. The Company estimates that there are 4,900 beneficial owners of its common stock.

      No dividends have been paid in the past six fiscal years and none are expected to be paid in the foreseeable future.

      The following table presents a summary of share repurchases made by Unifi during the fiscal quarter ended June 27, 2004.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs

3/29/04 - 4/28/04	—	—	—	6,807,841
4/29/04 - 5/28/04	—	—	—	6,807,841
5/29/04 - 6/27/04	—	—	—	6,807,841

Total	—	—	—

      On April 25, 2003, the Company announced that its Board of Directors had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. Consequently, no shares were repurchased by the Company during the quarter ended June 27, 2004, and there is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.

Item 6.	Selected Financial Data

	As of and for the Fiscal Years Ended

	June 27, 2004	June 29, 2003	June 30, 2002	June 24, 2001	June 25, 2000
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Amounts in thousands, except per share data)
Summary of Operations:
Net sales	$746,455	$849,116	$914,716	$1,131,157	$1,291,435
Cost of sales	708,009	777,812	840,164	1,034,044	1,127,864

Gross profit	38,446	71,304	74,552	97,113	163,571
Selling, general and administrative expense	50,670	53,676	49,964	62,786	58,063
Provision for bad debts	2,650	3,936	6,285	8,202	8,694
Interest expense	18,705	19,900	22,956	30,123	30,294
Interest income	(2,701)	(1,883)	(2,559)	(2,549)	(2,772)
Other (income) expense	(2,791)	(1,350)	3,239	8,077	1,052
Equity in losses (earnings) of unconsolidated affiliates	7,076	(10,627)	1,704	(2,930)	2,989
Minority interest (income) expense	(6,430)	4,769	—	2,590	9,543
Restructuring charges	27,716	16,893	—	7,545	—
Arbitration costs and expenses(1)	182	19,185	1,129	—	—
Alliance plant closure costs (recovery)	(206)	(3,486)	—	15,000	—
Asset impairments and write downs	38,703	—	—	24,541	—

	As of and for the Fiscal Years Ended

	June 27, 2004	June 29, 2003	June 30, 2002	June 24, 2001	June 25, 2000
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Amounts in thousands, except per share data)
(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(95,128)	(29,709)	(8,166)	(56,272)	55,708
(Benefit) provision for income taxes	(25,335)	(2,532)	(2,092)	(11,598)	17,675

(Loss) income before cumulative effect of accounting change(2)	(69,793)	(27,177)	(6,074)	(44,674)	38,033
Cumulative effect of accounting change, net of tax	—	—	37,851	—	—

Net (loss) income	$(69,793)	$(27,177)	$(43,925)	$(44,674)	$38,033

Per Share of Common Stock:
(Loss) income before cumulative effect of accounting change (diluted)	$(1.34)	$(.51)	$(.11)	$(.83)	$.65
Cumulative effect of accounting change (diluted)	—	—	(.71)	—	—

Net (loss) income (diluted)	$(1.34)	$(.51)	$(.82)	$(.83)	$.65

Balance Sheet Data:
Working capital	$200,685	$198,038	$167,468	$66,038 (3)	$15,604 (4)
Gross property, plant and equipment	1,186,687	1,214,915	1,179,770	1,209,927	1,250,470
Total assets	872,535	1,002,201	1,011,463	1,137,319	1,354,764
Long-term debt and other obligations	263,779	259,395	280,267	259,188	261,830
Shareholders’ equity	401,901	479,748	498,040	540,543	622,438

(1)	The Arbitration costs and expenses include damages awarded to DuPont and all legal and related professional fees associated with the arbitration process. See Part I, Item 3 “Legal Proceedings,” for further information.

(2)	The 2002 fiscal year cumulative effect of accounting change represents the write-off of goodwill associated with our nylon reporting segment. See Footnote 2 “Cumulative Effect of Accounting Change” of this Report for further information.

(3)	The working capital line item at June 24, 2001, reflects the classification of the outstanding balance under the revolving line of credit of $6.5 million and the accounts receivable securitization of $70.1 million as current liabilities, pending refinancing of these obligations, which occurred on December 7, 2001.

(4)	The working capital line item at June 25, 2000, reflects the classification of the outstanding balance under the revolving line of credit of $211.5 million as a current liability as this facility was scheduled to mature in April 2001. This line of credit was subsequently refinanced in December 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Footnotes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that reflect management’s current expectations, estimates and projections. Actual results for the Company could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in “Forward-Looking Statements” below in this section and elsewhere in this Annual Report on Form 10-K.

General

      The Company conducts its business through three reporting segments, Polyester, Nylon and Sourcing, each of which operates on a global basis. The polyester segment primary manufactures its products in Brazil, South America and the United States, which has the largest operations and number of locations. The Nylon segment consists of operations in the United States and Colombia, South America. The Sourcing segment is a new business initiative that operates out of Unifi’s corporate office in Greensboro, North Carolina.

      The textile industry in the United States continues to remain challenging primarily due to the importation of garments and fabrics from lower wage-based countries and over capacity throughout the world. These two factors have resulted in a declining market for the Company domestically and overseas, which has resulted in lower gross margins for both the polyester and nylon segments.

      The Company’s primary objective is to return to profitability. During fiscal 2004, and as a result of lower volumes, the Company announced restructuring plans in the third quarter. The March restructuring plan included the closure of a dyeing operation in England and an air-jet texturing operation in North Carolina, the consolidation of plants in Ireland, and a reduction in the domestic workforce. Additionally, the Company announced in the first quarter of fiscal 2005 a restructuring plan to close the remaining operations in Europe.

Review of Fiscal Year 2004 Results of Operations (52 Weeks) Compared to Fiscal Year 2003 (52 Weeks)

      Following is a summary of operating income by segment for fiscal years 2004 and 2003, as reported regularly to the Company’s management:

	Polyester	Nylon	Sourcing	Total

	(Amounts in thousands)
Fiscal 2004
Net sales	$553,397	$191,603	$1,455	$746,455
Cost of sales	521,007	185,241	1,604	707,852
Selling, general and administrative	37,669	11,973	370	50,012

Segment operating loss	$(5,279)	$(5,611)	$(519)	$(11,409)

Fiscal 2003
Net sales	$624,773	$224,343	$—	$849,116
Cost of sales	563,066	214,200	—	777,266
Selling, general and administrative	39,571	12,719	—	52,290

Segment operating income (loss)	$22,136	$(2,576)	$—	$19,560

      As described in Consolidated Financial Statements Footnote 8 “Business Segments, Foreign Operations and Concentrations of Credit Risk”, the adjustments to revenues and expenses required to reconcile the operating segments to consolidated results of operations are comprised primarily of intersegment sales and cost of sales eliminations, fiber costing, the provision for bad debts and certain unallocated manufacturing and selling, general and administrative expenses.

Polyester Operations

      Fiscal 2004 polyester net sales decreased $71.4 million, or 11.42% compared to fiscal 2003. The decrease from fiscal year 2003 is primarily attributable to a continuing reduction of average unit prices and volumes as the effects of the weak economy and reduced consumer spending impacted textile and apparel manufacturers. Additionally, the importation of fabric and apparel primarily from Asia into the domestic market continues to erode the business of our U.S. based customers. For fiscal year 2004, the Company’s polyester segment’s sales volumes and average unit prices declined approximately 10.4% and 1.7%, respectively. Domestically, Unifi’s polyester sales volumes declined 9.9% while average unit prices declined approximately 3.9%. Sales from our Ireland operation, on a local currency basis, declined approximately 35.7%, which is primarily attributable to a reduction in volumes of 30.2%. This decrease in volumes is a result of the continuing increase of imports, primarily from Turkey and Indonesia, into the European community. In addition, the closure of the dyeing operation negatively impacted Ireland’s volume. The movement in currency exchange rates from 2003 to 2004 positively affected net sales translated to U.S. dollars for the Ireland operations by $8.9 million. Sales from our dyeing operation in England declined 23.5% over the prior year due to a 27.7% decrease in unit volume. This volume decrease is a result of imports into the European community and closing the facility in early June 2004. The dyeing operation was closed in early June 2004 as part of a restructuring plan. Sales from our Brazilian texturing operation, on a local currency basis, increased 6.7% over the prior year due primarily to sales price adjustments for changes in the inflation index which were significant during the fiscal year and due to a 10.9% increase in volumes. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was an increase of $8.9 million.

      Gross profit on sales for our polyester operations decreased $29.3 million, or 47.5%, over fiscal year 2003, while gross margin (gross profit as a percentage of net sales) declined from 9.9% in fiscal year 2003 to 5.9% in fiscal year 2004. The reduction over the prior year is primarily attributable to an increase in fixed and variable manufacturing costs which were 41.5% of net sales in fiscal year 2004 compared to 35.1% of net sales in fiscal year 2003 as a result of lower volumes. Offsetting the increased fixed and variable manufacturing costs, fiber cost decreased as a percent of net sales from 61.2% in fiscal year 2003 to 60.0% in fiscal year 2004. In addition, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $38.2 million and $34.6 million for the fiscal years ended June 27, 2004 and June 29, 2003, respectively.

      Selling, general and administrative expenses for this segment decreased $1.9 million from 2003 to 2004. This decrease was primarily due to reductions of salaries and benefits as a result of restructuring in fiscal 2004. While the methodology to allocate domestic selling, general and administrative costs remained consistent between fiscal year 2003 and fiscal year 2004, the percentage of such costs allocated to each segment are determined at the beginning of every year based on specific cost drivers. The polyester segment’s share of such costs for 2004 were consistent with 2003.

      Our international polyester pre-tax results of operations decreased significantly over the prior year. Pre-tax losses of the polyester segment’s European operations for fiscal year 2004 increased by $14.0 million over fiscal 2003. The difference is primarily attributable to recording charges of $19.5 million relating primarily to employee severance and asset write downs. Pre-tax results of operations for the polyester segment’s Brazilian location improved $0.4 million in fiscal year 2004 over fiscal 2003. This improvement in the Brazilian operations reflects improved manufacturing efficiencies, an expanded customer base and continued efforts to increase sales of value-added products.

Nylon Operations

      Nylon net sales decreased $32.7 million, or 14.6% in fiscal 2004 compared to fiscal 2003. Unit volumes for fiscal 2004 decreased by 11.8%, while average sales prices, based on product mix, declined 1.6%. The reductions in sales volume and price continue to be primarily attributable to slower sales at retail resulting from the uncertain economy and consumer spending. Additionally, importation of fabric and apparel into the domestic market continues to erode the business of our U.S. based customers.

      Nylon gross profit decreased $3.8 million, or 37.3% in 2004 and gross margin decreased from 4.5% in 2003 to 3.3% in 2004. This was primarily attributable to reductions in per unit sales prices in excess of reduced unit costs for raw materials. Fixed and variable manufacturing costs increased as a percentage of sales from 33.5% in 2003 to 34.1% in 2004 as a result of lower volumes.

      Selling, general and administrative expense for the nylon segment decreased $0.7 million in fiscal 2004. This decrease is similar to the decrease realized in the Polyester segment. See further discussion on selling, general and administrative expenses under the polyester segment above for further explanation.

Sourcing Operations

      Sourcing was formalized and commenced operations during January 2004. The first six months of operations clearly reflect that the business is in its start-up phase. For the period January through June 2004, the business generated a negative gross margin of $0.1 million, or (10.2)% of its net sales. Selling general and administrative expenses are all direct charges; the business unit does not incur any allocated expenses.

Consolidated Operations

      Selling, general and administrative expenses for fiscal year 2004 that were not allocated to the segments totaled approximately $2.3 million. These unallocated selling, general and administrative expenses primarily include costs and expenses of Unifi Asia, Ltd., a wholly-owned subsidiary located in Hong Kong.

      For the year ended June 27, 2004, the Company recorded a $2.6 million provision for bad debts. This compares to $3.9 million recorded in the prior year. Fiscal year 2004 continued to be a challenging year for the U.S. textile industry, particularly in the apparel sector while the financial viability of certain customers continues to require close management scrutiny in these difficult economic and industry conditions. Management believes that its reserve for uncollectible accounts receivable is adequate.

      Interest expense decreased from $19.9 million in fiscal 2003 to $18.7 million in fiscal 2004. The decrease in interest expense is a function of both lower levels of debt and lower weighted average interest rates throughout fiscal year 2004 compared to the preceding year. The Company had no outstanding borrowings on its domestic bank line at June 27, 2004 and June 29, 2003, and has had no borrowings on the credit facility since October 3, 2002. The weighted average interest rate of Company debt outstanding at June 27, 2004 and June 29, 2003 was 6.4% and 6.3%, respectively. Interest income increased from $1.9 million in 2003 to $2.7 million in 2004 due primarily to an increase in the interest rate earned by the Brazilian operation on its bank deposits.

      Other income/ expense changed from $1.3 million of income in 2003 to $2.8 million of income in 2004. The prior year includes the recognition in income of non-refundable fees collected in the amount of $1.0 million associated with our technology license agreement with Tuntex (Thailand). The current year income includes net gains from the sale of property and equipment of $3.6 million.

      Equity in the net losses, to the extent recognized, of our equity affiliates, PAL, UNIFI-SANS Technical Fibers, LLC (“USTF”) and UNF totaled $7.1 million in fiscal 2004 compared to equity in net income of $10.6 million in fiscal 2003. The decrease in earnings is primarily attributable to PAL experiencing losses on futures contracts and increased raw material pricing.

      The Company recorded minority interest income of $6.4 million for fiscal 2004 compared to an expense of $4.8 million in the prior year. Minority interest recorded in the Consolidated Statements of Operations primarily relates to the minority owner’s share of the earnings and cash flows of Unifi Textured Polyester, LLC (“UTP”). UTP was formed with Burlington Industries (“Burlington”) on May 29, 1998, whereby Unifi has an 85.42% ownership interest and Burlington has a 14.58% interest. For the first five years, Burlington was entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. Subsequent to June 2, 2003, earnings and cash flows of UTP are allocated based on ownership percentages.

      The Company recorded restructuring charges in fiscal years 2004 and 2003 of $27.7 million and $16.9 million, respectively. Due to the challenging business conditions over the past two fiscal years, the Company has found it necessary to implement restructuring plans in both years. The fiscal 2003 restructuring plan consisted primarily of employee severance and related costs for 680 management and production level workers. The fiscal 2004 restructuring charges consisted of $12.1 million of fixed asset write downs relating to the closure of a dyed facility in Manchester, England and plant consolidation efforts in Letterkenny, Ireland, $7.8 million of domestic and foreign employee severance, $5.7 million of lease costs associated with the closure of an air jet texturing plant in Altamahaw, North Carolina, and $2.1 million in other related restructuring charges.

      The Company concluded its Arbitration proceedings with Dupont regarding the Alliance in June 2003. The award owed by Unifi to Dupont as a result of the Arbitration panel ruling was paid in June 2003. In addition, the line item Arbitration costs and expenses in the Consolidated Statements of Operations includes professional fees incurred throughout the applicable fiscal year. In fiscal 2004, only $0.2 million of legal fees were related to Dupont’s Transition Period claim.

      In June 2000 the Company and Dupont formed an Alliance to integrate each company’s polyester partially oriented yarn (POY) manufacturing facilities into a single production unit to enable each company to match production with the best assets available, significantly improving product quality and yields. On April 4, 2001, DuPont shut its Cape Fear POY facility allowing for the acceleration of the benefits of the Alliance by shutting down older filament manufacturing operations and transferring production to lower cost, more modern and flexible assets. As a result of DuPont shutting down the Cape Fear facility, the Company recognized, in the fourth quarter of 2001, a $15.0 million charge for its 50% share of the severance and costs to dismantle the facility. As of March 28, 2004, the project was completed and the Company’s actual share of the severance and dismantlement costs was $11.3 million. Accordingly, the Company in fiscal years 2004 and 2003 reflected reductions of previously recorded amounts of $0.2 million and $3.5 million, respectively, in the Consolidated Statements of Operations.

      In fiscal 2004, the Company recorded a $13.5 million write down of goodwill in the polyester segment. In addition, the Company was also required to record an impairment charge of $25.2 million relating to its long-lived domestic polyester assets. For further discussion, see Footnote 15 “Impairment Charges” in the Consolidated Financial Statements.

      The Company recognized a tax benefit in the current year, at a 26.6% effective tax rate compared to a tax benefit, at an 8.5% effective tax rate in fiscal 2003. A primary reason for the difference between the statutory and effective tax rate in both fiscal years 2004 and 2003 is that substantially no tax benefit was recognized on losses sustained by certain foreign subsidiaries, as the recoverability of such tax benefits through loss carryforwards was not assured. The current year effective rate was positively affected by a decrease in gains realized from the surrendering of key-man life insurance policies, a reduction in the change to the valuation allowance and increased utilization of state tax losses. The prior year effective tax rate was negatively impacted due to an increase in the valuation allowance associated with certain deferred tax assets. Additionally, due to a change in the legal entity structure, a deferred tax asset associated with a state net operating loss carryforward was written off in the prior year. The combined effect of the above items in 2004 and 2003 was partially offset by earnings of certain foreign operations, which were taxed at lower effective tax rates than the U.S. statutory rate.

      As a result of the above, the Company realized during the current year a net loss of $69.8 million or $(1.34) per share compared to a net loss in fiscal year 2003 of $27.2 million, or $(.51) per share.

Outlook

      During the second half of fiscal 2004, the Company developed additional strategies to return the Company to profitability. Facing raw material price increases and shrinking margins, the Company implemented a plan to identify all unprofitable product lines and to raise sales prices to a level which would return these products to profitability. The Company’s success going forward is primarily based on its ability to pass along price increases to its customers. The Company expects that it will lose a certain percentage of this business to the competition, however loss of this unprofitable business would be expected to improve operating results. The anticipated loss of volume associated with these actions may require additional plant consolidations in the future.

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

      As described in Consolidated Financial Statements Footnote 8 “Business Segments, Foreign Operations and Concentrations of Credit Risk”, the adjustments to revenues and expenses required to reconcile the operating segments to consolidated results are comprised primarily of intersegment sales and cost of sales eliminations, fiber costing, the provision for bad debts and certain unallocated manufacturing and selling, general and administrative expenses.

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

      Interest expense decreased from $23.0 million in fiscal 2002 to $19.9 million in fiscal 2003. The decrease in interest expense is a function of both lower levels of debt and lower weighted average interest rates throughout fiscal year 2003 compared to the preceding year. The Company had no outstanding borrowings on its domestic bank line at June 29, 2003, and has had no borrowings on the credit facility since October 3, 2002. At the end of the prior year, the Company had $23.0 million outstanding in funded bank debt. The weighted average interest rate of Company debt outstanding at June 29, 2003 ad June 30, 2002 was 6.3%. Interest income decreased from $2.5 million in 2002 to $1.9 million in 2003 due mostly to a reduction in the interest rate earned by the Brazilian operation on its bank deposits.

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

      Equity in the net income, to the extent recognized, of our equity affiliates, PAL, USTF and UNF totaled $10.6 million in fiscal 2003 compared to equity in net losses of $1.7 million in fiscal 2002. The increase in net earnings is primarily attributable to improved earnings of PAL, partially as a result of strong volumes and governmental rebate programs, and UNF. USTF’s net loss remained substantially unchanged in 2003.

      The line item Arbitration costs and expenses in the Consolidated Statements of Operations includes the award owed by Unifi to Dupont as a result of an arbitration panel ruling in June 2003 and professional fees incurred throughout the fiscal year. See Item 3. Legal Proceedings for further discussion.

      The Company recorded minority interest expense of $4.8 million for fiscal 2003 compared to $0.0 million in the prior year. The minority interest charge recorded in the consolidated financial statements primarily relates to the minority owner’s share of the earnings and cash flows of UTP. UTP realized no earnings, but generated net positive cash flows of $4.8 million in fiscal 2003, whereas, there was no cash generated in 2002.

      The Company recognized a tax benefit in fiscal 2003 at a 8.5% effective tax rate compared to a tax benefit, before the cumulative effect of accounting change, at a 25.6% effective tax rate in fiscal 2002. A primary reason for the difference between the statutory and effective tax rate in both fiscal years 2003 and 2002 is that substantially no tax benefit was recognized on losses sustained by certain foreign subsidiaries, as the recoverability of such tax benefits through loss carryforwards was not assured. The current year effective tax rate was also negatively impacted due to an increase in the valuation allowance associated with certain deferred tax assets. Additionally, due to a change in the legal entity structure, a deferred tax asset associated with a state net operating loss carryforward was written off in fiscal 2003. For fiscal 2002, the Company’s effective rate was negatively impacted by non-deductible compensation and other expenses. The combined effect of the above items in 2003 and 2002 was partially offset by earnings of certain foreign operations, which were taxed at lower effective tax rates than the U.S. statutory rate.

      In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which prohibits companies from amortizing goodwill and other indefinite-lived intangible assets and, alternatively, requires them to review the assets for impairment annually or more frequently under certain conditions. The Company adopted SFAS 142 on June 25, 2001. In accordance with the transition provisions of this standard, the Company concluded step one of the transitional goodwill impairment test for all of the reporting units of the Company in the second quarter of fiscal year 2002. The results of this phase of the transition testing indicated that the goodwill associated with the nylon business segment might have been impaired. As required by the transitional impairment test provisions, the Company determined whether an impairment loss existed and how much, if any, of the loss was to be recognized. Based upon the results of concluding this step of the transition testing in the fourth quarter of fiscal 2002, all of the goodwill associated with the nylon segment was deemed to be impaired and was subsequently written off. In accordance with the provisions of SFAS 142, any impairment losses recognized upon initial adoption of this standard were required to be written-off as a cumulative effect of a change in accounting principle effective as of the beginning of the fiscal year in which the standard was adopted. Consequently, the Company wrote off the unamortized balance of the goodwill associated with the nylon business segment as of June 25, 2001, of $46.3 million ($37.9 million or $(.71) per diluted share net of taxes) as a cumulative effect of an accounting change. See “Goodwill and Other Intangibles” under Footnote 1 “Accounting Policies and Financial Statement Information” and Footnote 2 “Cumulative Effect of Accounting Change” for further discussion regarding this adjustment.

      As a result of the above, the Company realized during fiscal 2003 a net loss of $27.2 million or $(.51) per share compared to a net loss before cumulative effect in accounting change in fiscal year 2002 of $6.1 million, or $(.11) per share. The net loss for 2002 after the cumulative effect of accounting change was $43.9 million or $(.82) per share.

Liquidity and Capital Resources

      Cash generated from operations was $4.6 million for fiscal 2004, compared to $95.7 million for fiscal 2003. The primary sources of cash from operations in 2004 were the net loss of $69.8 million adjusted for non-cash adjustments of $128.1 million. Depreciation and amortization of $64.7 million, asset impairment charges of $38.7 million, non-cash portion of restructuring charges of $22.4 million and the provision for bad debt and quality claims of $2.3 million, were all the components of the non-cash adjustments. Other significant sources of cash from operations were lower accounts receivable and inventories of $5.0 million and $2.5 million, respectively, offset by an increase in other current assets and non-current assets of $1.2 million and $4.1 million, respectively. A decrease in accounts payable and accrued expenses of $29.2 million and a reduction in deferred taxes of $27.9 million negatively impacted cash generated from operations. The accounts payable decrease includes $25.0 million representing a delayed billing payment resulting from a vendor’s inability to invoice the Company for an extended period of time due to technical issues associated with the vendor’s software system. The decrease in deferred taxes primarily relates to a goodwill impairment write-down of $13.5 million, long-lived asset write-downs totaling $25.2 million, and book depreciation in excess of federal tax depreciation of $30.5 million. The line item Other in the cash provided by operating activities section of the Consolidated Statements of Cash Flows primarily includes minority interest and a decrease in cash surrender value of executive split dollar life insurance policies due to the termination of said policies. Working capital changes have been adjusted to exclude the effects of acquisitions and currency translation for all years presented, where applicable. Working capital at June 27, 2004 was $200.7 million.

      If the INVISTA asset acquisition closes as expected on or about September 30, 2004, management anticipates borrowing within a range of up to $20.0 to $25.0 million on its bank credit facility primarily due to the Kinston facility currently realizing a net use of cash from operations. Since the assets to be purchased do not include outstanding trade accounts receivables, management does not anticipate any cash in flows for at least the first 30 days under Unifi management. In addition, the Company will be incurring, at certain times over the next six months, cash costs to convert existing information technology systems to Unifi operating systems and to implement numerous cost saving strategies.

      The Company utilized $7.3 million for net investing activities and $7.8 million for net financing activities during fiscal 2004. Significant expenditures during this period included $12.1 million for capital expenditures which included the $2.6 million purchase of Sara Lee assets, and $3.6 million in capitalized software costs. Additionally, $8.4 million was expended for repurchasing company stock. Since October 3, 2002, the Company has had no amounts outstanding under its bank credit facility and has availability of $70.0 million as of June 27, 2004.

      The Company is not committed for any significant capital expenditures but expects to spend approximately $12.0 million for capital expenditures during fiscal year 2005. Management plans to further reduce its accounts receivable and inventory balances which should improve cash provided by operations. Management is not able to estimate an expected working capital reduction at this time, however, management does expect to use cash generated from operations to fund the capital spending. If the INVISTA asset acquisition is closed and if circumstances warrant, management may elect to incur additional capital expenditures in the range of $10.0-$12.0 million for certain machine modifications or additions.

      The World Trade Organization, as part of a staged quota removal, will eliminate all remaining textile and apparel quotas effective January 1, 2005. The Company is uncertain and can not predict the effect of this quota removal on the liquidity of the business.

      The Company periodically evaluates the carrying value of its polyester and nylon segments long-lived assets, including property, plant and equipment and intangibles, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. See “Goodwill and Other Intangible Assets” and “Long-Lived Assets” under Footnote 1 “Accounting Policies and Financial Statement Information” for further information regarding the accounting guidance applicable to these assets.

      Effective July 26, 2000, the Board of Directors increased the Company’s remaining authorization to repurchase up to 10.0 million shares of the Company’s common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. Effective April 24, 2003, the Board of Directors re-instituted the stock repurchase program. Accordingly, the Company purchased 0.5 million shares in fiscal year 2003 and 1.3 million shares in fiscal 2004. At June 27, 2004, there was remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.

      On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility, as amended, and its $100 million accounts receivable securitization, which were entered into on December 20, 2000, with a new five-year $150 million asset based revolving credit agreement (the “Credit Agreement”) which terminates on December 7, 2006. On October 29, 2002 the Company notified its lenders of a $50.0 million permanent reduction of the total facility amount, resulting in a total facility amount of $100.0 million effective January 1, 2003.

      The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of June 27, 2004 the Company had no outstanding borrowings, and had availability of $70.0 million, under the terms of the Credit Agreement.

      Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at June 27, 2004, was 4.4%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

      The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if borrowing capacity is less than $25.0 million at any time during the year, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At June 27, 2004, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

      On July 26, 2004, the Company announced that it had agreed to acquire the INVISTA polyester filament manufacturing assets, including inventories, located in Kinston, North Carolina. The estimated purchase price is $21.0 million, which would be seller financed. The acquisition is subject to a mandatory 30 day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) and other customary conditions. On August 9, 2004, the Federal Trade Commission granted early termination of the HSR waiting period. Pursuant to the Alliance Master Agreement, INVISTA has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from INVISTA (a “Call”), INVISTA’s U.S. polyester filament business for a price based on a mutually agreed fair market value within a range of $300.0 million to $600.0 million. In the event that the Company does not purchase the INVISTA U.S. polyester filament business, INVISTA would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million. If the closing occurs as anticipated on or about September 30, 2004, the Alliance Master Agreement shall terminate in its entirety and all provisions of, rights granted under and covenants made in such agreement shall be of no further force or effect. This includes INVISTA’s right to Put its U.S. polyester filament business to Unifi. In addition, if the closing occurs, all claims relating to disputes among the parties to the Alliance will be released. If the closing does not occur, depending on the cause, the Alliance may be reinstated effective July 1, 2004 or the Alliance would be terminated.

      The current business climate for U.S. based textile manufacturers remains challenging due to the pending elimination of remaining quotas by the World Trade Organization effective January 1, 2005, disparate worldwide production capacity and demand, weakness at retail and the direct sourcing of garments and fabrics from lower wage-based countries. This highly competitive environment has resulted in a declining market for the Company, domestically and abroad. Consequently, management took certain cost reduction actions in fiscal year 2004, and in July 2004 announced the closure of the Ireland facility, to align the Company’s cost structure with current market demands. Should business conditions worsen, management is prepared to take such further actions as deemed necessary to align our capacity and cost structure with market demands. Management believes the current financial position of the Company in connection with its operations and its access to debt and equity markets are sufficient to meet working capital needs and pursue strategic business opportunities.

Contractual Obligations

      The Company’s significant long term obligations as of June 27, 2004 are as follows:

		Cash Payments Due by Period

		Less Than			More Than
Description of Commitment	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$267,463	$8,497	$7,308	$250,661	$997
Purchase obligations
Nylon yarn procurement — U.S.(1)	72,000	28,000	44,000	—	—
Polyester chip procurement — U.S.(2)	66,000	66,000	—	—	—
Polyester yarn procurement — Brazil(3)	16,231	16,231	—	—	—
Operating leases	15,816	4,788	5,481	5,366	181
Other long-term liabilities(4)	847	—	847	—	—

	$438,357	$123,516	$57,636	$256,027	$1,178

(1)	The Company’s nylon segment has a five year supply agreement with UNF. The Company is obligated to purchase certain to be agreed upon quantities of yarn production from UNF. Since neither UNF nor Unifi submitted an advanced notice of termination to the other party on or before April 28, 2003, the agreement is automatically renewed for a period of two years, and therefore, is set to expire on April 28, 2007. The agreement does not provide for a fixed or minimum amount of yarn purchases, therefore there is a degree of uncertainty associated with the obligation. Accordingly, the Company has estimated its obligation under the agreement based on past history and internal projections.

(2)	The Company’s polyester segment entered into a chip supply agreement with Nan Ya. The raw material purchased under this agreement is fiber grade polyester dull, semi-dull and bright luster chip which is the primary ingredient used in the Company’s spinning plant. The agreement obligates Unifi to purchase all its requirement of this chip from Nan Ya, but does not obligate Unifi to purchase a minimum amount of chip. Due to the uncertainty of the quantities to be purchased and purchase prices, which are based on the cost to Nan Ya of its two primary raw materials pure terephthalic acid and mono-ethylene glycol, the Company has estimated its obligations under the agreement. The estimate is based on past history, budgeted production for fiscal 2005 and internal projections for pricing.

(3)	Purchase obligations consist of legally binding purchase order commitments to purchase fiber for the Company’s facility in Brazil. These amounts exclude product purchases that are reported as liabilities in the accounts payable section of the Consolidated Balance Sheets.

(4)	Other long-term liabilities includes a liability to the Investment and Development Agency in Ireland for a research and development grant awarded the Company’s Ireland facility for approved projects that would culminate in new products and processes. The conditions of the grant require a certain level of investment by the Ireland operations in fixed assets, R&D and job maintenance by June 2006. See Footnote 19 “Subsequent Events” for further information.

Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 for its employee stock options. The Company adopted the disclosure provisions of SFAS 148 as of the beginning of the March 2003 quarter. See Footnotes 1 and 5 for additional information regarding stock-based compensation.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. During December 2003, FASB Interpretation No. 46 was revised and the effective date for applying FIN 46 was postponed until the first reporting period that ends after March 15, 2004. During the third quarter of fiscal 2004, the Company performed the necessary analysis and determined that no entities are required to be consolidated. See Footnote 10 for disclosure of information related to investments in unconsolidated affiliates.

Off Balance Sheet Arrangements

      The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

      The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The SEC has defined a Company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements. The following discussion provides further information about accounting policies critical to the Company and should be read in conjunction with Footnote 1, “Accounting Policies and Financial Statement Information” of this Report.

      Alliance Cost Savings in the Polyester Segment: Effective June 1, 2000, Unifi and DuPont began operating their manufacturing alliance to produce polyester filament yarn. One of the objectives of the Alliance is to reduce operating costs through collectively planning and operating both companies’ POY facilities as a single production unit. In accordance with the Alliance Agreements, cost savings realized from operating as a single production unit are to be shared equally between the Company and DuPont. Determining the actual cost savings realized requires comprehensive analysis that may take several accounting periods to finalize. As such, accounting estimates are made to record, in the appropriate accounting period, the expected cost savings in the line item cost of sales in the Consolidated Statements of Operations and are adjusted when the analysis is subsequently finalized. The quarterly cost savings adjustment to actual is typically recorded one quarter in arrears. During the past several quarters, the necessary adjustment to record the actual benefit has varied between an unfavorable adjustment of less than $1.0 million to a favorable adjustment of up to $1.5 million; accordingly, it is reasonable likely that materially different amounts would be reported under different conditions or using different assumptions. The same estimates and assumptions have been used consistently since inception of the Alliance; however, if the Company completes the INVISTA asset acquisition (see Footnote 19 “Subsequent Events”), the cost savings have been negotiated at a fixed amount for the period July 1, 2004 through closing. Accordingly, if the INVISTA asset acquisition closes as anticipated, this critical accounting policy will not be applicable to the Company effective June 28, 2004.

      Allowance for Doubtful Accounts: An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectibility of accounts receivable is based on a combination of factors including the aging of accounts receivable, historical write-off experience, present economic conditions such as chapter 11 bankruptcy filings within the industry and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for doubtful accounts. Accounts are written off when they are no longer deemed to be collectible. The reserve for bad debts is established based on certain percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. The Company’s exposure to losses at fiscal year end 2004 on accounts receivable was $136.6 million against which an allowance for losses of $10.7 million was provided. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts.

      Inventory Reserves: The Company maintains reserves for inventories valued utilizing the FIFO method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO (raw materials only), the amount of existing LIFO reserves. Due to declining prices of raw materials over the past several years and lower inventory levels, the available LIFO reserve has been depleted significantly requiring that supplemental reserves be established. The LIFO reserve at fiscal year end was $1.2 million. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins.

      Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis conducted requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. During the third quarter of fiscal 2004, the Company performed impairment testing on its domestic polyester texturing segment’s long-lived assets and determined that a write down was required. Based on the poor historical financial performance of the segment and the uncertainty of the moderate forecasted cash flows, the Company estimated the fair value of assets using a market value of $73.7 million. Management determined that the assets were in fact impaired because the carrying value was $98.9 million. This resulted in the segment recording an impairment charge of $25.2 million. The Company also tested for impairment the entire domestic polyester segment and domestic nylon segment both of which passed. Future events impacting cash flows for existing assets could render a write down necessary that previously required no such write down.

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

      Impairment of Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment loss is determined by the difference between the carrying amount of the asset and its fair value. Determining fair value involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, the determination of what constitutes an indication of possible impairment and the estimation of future cash flows are also significant judgments. As of the fiscal second quarter end, the only remaining unamortized goodwill or intangible assets related to the Company’s polyester segment. Annually, the Company tests for impairment in the fourth quarter; however, management decided that certain conditions had occurred which warranted testing during the third quarter. The Company used both the market approach and income approach to arrive at a fair value of $160.0 million for the domestic polyester segment which resulted in the complete write-off of the unamortized goodwill. A 10% increase in the fair value of the domestic polyester segment at the end of the fiscal third quarter would not result in a change to the actual impairment charge reported. Since the Company no longer has any remaining net book value associated with goodwill or intangible assets, this critical accounting policy is not applicable beginning in fiscal 2005 unless new intangibles are acquired or created. See Footnote 15 “Impairment Charges” for additional information.

      Accruals for Costs Related to Severance of Employees: From time to time, the Company establishes accruals associated with employee severance or other cost reduction initiatives. Such accruals require that estimates be made about the future payout of various costs, including, for example, health care claims. The Company uses historical claims data and other available information about expected future health care costs to estimate its projected liability. Such costs are subject to change due to a number of factors including the incidence rate for health care claims, prevailing health care costs, and the nature of the claims submitted, among others. Consequently, actual expenses could differ from those expected at the time the provision was estimated, which may impact the valuation of accrued liabilities and results of operations. The Company’s estimates have been materially accurate in the past; and accordingly, at this time management expects to continue to utilize the present estimation processes.

      Accrual for Alliance Plant Closure Costs: In the fourth quarter of fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represents 50% of the severance and dismantlement cost of closing this plant. The Cape Fear plant produced polyester POY and was one of two DuPont facilities involved in the Alliance further discussed in Footnote 16 “Alliance” and Footnote 17 “Alliance Plant Closure Costs (Recovery)”. Now that the project is totally complete, the Company’s actual share of the severance and dismantlement costs was $11.3 million. Accordingly, the Company has reflected a reduction of previously recorded amounts of $3.5 million and $0.2 million in fiscal year 2003 and 2004, respectively, in the accompanying Consolidated Statements of Operations. There is no remaining obligation included in accrued liabilities on the Consolidated Balance Sheet as of June 27, 2004. Beginning in fiscal year 2005, this critical accounting policy is no longer applicable.

      Valuation Allowance for Deferred Tax Assets: The Company established a valuation allowance against its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. The specifically identified deferred tax assets which may not be recoverable are state income tax credits and a long term capital loss carryforward. The realization of some of our deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. On a quarterly basis, the Company reviews its estimates for future taxable income over a period of years to assess if the need for a valuation allowance exists. To forecast future taxable income, the Company uses historical profit before tax amounts which may be adjusted upward or downward depending on various factors, including perceived trends, and then applies the expected change in deferred tax assets and liabilities in to the future. At June 27, 2004, the Company had a gross deferred tax liability of approximately $199.3 million relating specifically to depreciation. The reversal of this deferred tax liability is the primary item generating future taxable income. Actual future taxable income may vary significantly from management’s projections due to the many complex judgments and significant estimations involved, which may result in adjustments to the valuation allowance which may impact the net deferred tax liability and provision for income taxes.

      Management and the Company’s audit committee discussed the development, selection and disclosure of all of the critical accounting estimates described above.

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

      Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, operating performance of joint ventures, alliances and other equity investments, technological advancements, employee relations, changes in construction spending, capital expenditures and long-term investments (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, outcomes of pending or threatened legal proceedings, negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies’ policies and legislation, the continuation and magnitude of the Company’s common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control. Other risks and uncertainties are described elsewhere in this Form 10-K and may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission.

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

      Currency Exchange Rate Risk: The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European and North American currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

      Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 2004 and June 2005, respectively.

      The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Foreign currency purchase contracts:
Notional amount	$3,660	$2,926	$3,011
Fair value	3,642	2,658	3,114

Net (gain) loss	$18	$268	$(103)

Foreign currency sales contracts:
Notional amount	$18,833	$18,530	$17,256
Fair value	19,389	17,945	16,769

Net (gain) loss	$556	$(585)	$(487)

      The fair values of the foreign exchange forward contracts at the respective year-end dates are based on year-end forward currency rates. The total impact of foreign currency related items are reported on the line item other (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pretax loss of $0.5 million and $0.3 million for the fiscal years ended June 27, 2004 and June 30, 2002, respectively, and a pre-tax gain of $0.7 million for the fiscal year ended June 29, 2003.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Unifi, Inc.

      We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 27, 2004, and June 29, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 27, 2004. Our audits also included the Valuation and Qualifying Accounts financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Parkdale America, LLC, (a corporation in which the Company has a 34% interest), as of January 3, 2004 and for the year then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for periods on or before January 3, 2004, for Parkdale America, LLC, it is based solely on their report. In the consolidated financial statements, the Company’s investment in Parkdale America, LLC is stated at $142,064,000 and $150,586,000, respectively, at June 27, 2004 and June 29, 2003, and the Company’s equity in the net income (loss) of Parkdale America, LLC is stated at $(6,857,000) and $11,749,000 for the years then ended.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 27, 2004 and June 29, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standard No. 142, requiring the Company to cease the amortization of goodwill and instead review goodwill for impairment on adoption and annually thereafter.

(ERNST & YOUNG LLP SIGNATURE)

Greensboro, North Carolina
July 26, 2004

CONSOLIDATED BALANCE SHEETS

	June 27,	June 29,
	2004	2003

	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$65,221	$76,801
Receivables, net	125,949	130,775
Inventories	116,995	118,436
Deferred income taxes	12,237	14,065
Other current assets	10,657	8,235

Total current assets	331,059	348,312

Property, plant and equipment:
Land	5,722	5,932
Buildings and improvements	222,152	242,005
Machinery and equipment	829,080	827,009
Other	129,733	139,969

	1,186,687	1,214,915
Less accumulated depreciation	(831,229)	(770,102)

	355,458	444,813
Investments in unconsolidated affiliates	163,941	173,731
Goodwill	—	13,462
Other intangible assets, net of accumulated amortization	—	215
Other noncurrent assets	22,077	21,668

	$872,535	$1,002,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,504	$80,972
Accrued expenses	44,850	60,288
Income taxes payable	1,523	1,729
Current maturities of long-term debt and other current liabilities	8,497	7,285

Total current liabilities	130,374	150,274

Long-term debt and other liabilities	263,779	259,395
Deferred income taxes	71,921	101,879
Minority interests	4,560	10,905
Commitments and contingencies (Footnote 18)
Shareholders’ equity:
Common stock, $0.10 par (500,000 shares authorized, 52,115 and 53,399 shares outstanding)	5,211	5,340
Capital in excess of par value	127	—
Retained earnings	437,519	515,572
Unearned compensation	(228)	(302)
Accumulated other comprehensive loss	(40,728)	(40,862)

	401,901	479,748

	$872,535	$1,002,201

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands,
	except per share data)
Net sales	$746,455	$849,116	$914,716
Cost of sales	708,009	777,812	840,164
Selling, general and administrative expense	50,670	53,676	49,964
Provision for bad debts	2,650	3,936	6,285
Interest expense	18,705	19,900	22,956
Interest income	(2,701)	(1,883)	(2,559)
Other (income) expense, net	(2,791)	(1,350)	3,239
Equity in losses (earnings) of unconsolidated affiliates	7,076	(10,627)	1,704
Minority interest (income) expense	(6,430)	4,769	—
Restructuring charges	27,716	16,893	—
Arbitration costs and expenses	182	19,185	1,129
Alliance plant closure costs (recovery)	(206)	(3,486)	—
Asset impairments and write downs	38,703	—	—

Loss before income taxes and cumulative effect of accounting change	(95,128)	(29,709)	(8,166)
Benefit for income taxes	(25,335)	(2,532)	(2,092)

Loss before cumulative effect of accounting change	(69,793)	(27,177)	(6,074)
Cumulative effect of accounting change (net of applicable income tax benefit of $8,420 in 2002)	—	—	37,851

Net loss	$(69,793)	$(27,177)	$(43,925)

Losses per common share (basic and diluted):
Loss before cumulative effect of accounting change	$(1.34)	$(.51)	$(.11)
Cumulative effect of accounting change	—	—	(.71)

Net loss per common share	$(1.34)	$(.51)	$(.82)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Capital in			Other	Total	Comprehensive
	Shares	Common	Excess of	Retained	Unearned	Comprehensive	Shareholders’	Income (Loss)
	Outstanding	Stock	Par Value	Earnings	Compensation	Income (Loss)	Equity	Note 1

	(Amounts in thousands)
Balance June 24, 2001	53,825	$5,382	$—	$589,360	$(1,203)	$(52,996)	$540,543	—
Purchase of stock	(2)	—	(16)	—	—	—	(16)	—
Options exercised	13	1	104	—	—	—	105	—
Issuance of restricted stock	15	2	132	—	(134)	—	—	—
Amortization of restricted stock	—	—	—	—	463	—	463	—
Currency translation adjustments	—	—	—	—	—	870	870	$870
Net loss	—	—	—	(43,925)	—	—	(43,925)	(43,925)

Balance June 30, 2002	53,851	5,385	220	545,435	(874)	(52,126)	498,040	$(43,055)

Purchase of stock	(451)	(45)	(208)	(2,686)	—	—	(2,939)	—
Cancellation of unvested restricted stock	(1)	—	(12)	—	12	—	—	—
Amortization of restricted stock	—	—	—	—	560	—	560	—
Currency translation adjustments	—	—	—	—	—	11,264	11,264	$11,264
Net loss	—	—	—	(27,177)	—	—	(27,177)	(27,177)

Balance June 29, 2003	53,399	5,340	—	515,572	(302)	(40,862)	479,748	$(15,913)

Purchase of stock	(1,304)	(131)	(7)	(8,242)	—	—	(8,380)	—
Cancellation of unvested restricted stock	(2)	—	—	(18)	18	—	—	—
Issuance of restricted stock	22	2	134	—	(136)	—	—	—
Amortization of restricted stock	—	—	—	—	192	—	192	—
Currency translation adjustments	—	—	—	—	—	134	134	$134
Net loss	—	—	—	(69,793)	—	—	(69,793)	(69,793)

Balance June 27, 2004	52,115	$5,211	$127	$437,519	$(228)	$(40,728)	$401,901	$(69,659)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Cash and cash equivalents at beginning of year	$76,801	$19,105	$6,634
Operating activities:
Net loss	(69,793)	(27,177)	(43,925)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change (net of applicable income tax benefit)	—	—	37,851
Net loss of unconsolidated equity affiliates, net of distributions	8,496	4,203	2,438
Depreciation	63,310	69,699	73,899
Amortization	1,420	3,340	4,823
Net (gain) loss on asset sales	(3,277)	425	1,859
Non-cash compensation, forgiveness of debt	—	—	1,175
Non-cash portion of restructuring charges	22,441	13,182	—
Non-cash asset impairment charges	38,703	—	—
Deferred income taxes	(27,908)	(4,698)	4,405
Provision for bad debts and quality claims	2,297	4,023	12,123
Other noncurrent assets	(4,109)	—	—
Other	(3,576)	1,499	1,081
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	4,950	13,656	13,833
Inventories	2,452	(4,027)	9,899
Other current assets	(1,203)	169	(239)
Accounts payable and accrued expenses	(29,215)	7,734	(36,947)
Income taxes	(408)	13,681	7,386

Net cash provided by operating activities	4,580	95,709	89,661

Investing activities:
Capital expenditures	(12,114)	(23,527)	(10,401)
Investments in unconsolidated equity affiliates	—	—	(11,191)
Return of capital from equity affiliates	1,665	4,238	—
Investment of foreign restricted assets	(1,001)	(3,724)	(3,062)
Collection of notes receivable	581	7,604	—
Increase in notes receivable	(711)	—	—
Proceeds from sale of capital assets	4,352	301	8,387
Other	(107)	(194)	(4,982)

Net cash used in investing activities	(7,335)	(15,302)	(21,249)

Financing activities:
Net borrowing (repayments) under line of credit	—	(23,000)	(53,585)
Issuance of Company stock	—	—	105
Purchase and retirement of Company stock	(8,380)	(2,939)	(16)
Other	601	530	(2,168)

Net cash used in financing activities	(7,779)	(25,409)	(55,664)

Effect of exchange rate changes on cash and cash equivalents	(1,046)	2,698	(277)

Net increase (decrease) in cash and cash equivalents	(11,580)	57,696	12,471

Cash and cash equivalents at end of year	$65,221	$76,801	$19,105

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Financial Statement Information

      Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries. The portion of the income applicable to non-controlling interests in the majority-owned operations is reflected as minority interests in the Consolidated Statements of Operations. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended three months or less prior to the dates of the Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned companies and partnerships where the Company is able to exercise significant influence, but not control, are accounted for by the equity method and, accordingly, consolidated income includes the Company’s share of the affiliates’ income or losses.

      Fiscal Year: The Company’s fiscal year is the fifty-two or fifty-three weeks ending the last Sunday in June. Fiscal years 2004 and 2003 were comprised of fifty-two weeks and fiscal year 2002 consisted of fifty-three weeks.

      Reclassification: The Company has reclassified the presentation of certain prior year information to conform with the current year presentation.

      Revenue Recognition: Revenues from sales are recognized at the time shipments are made and include amounts billed to customers for shipping and handling. Costs associated with shipping and handling are included in cost of sales in the Consolidated Statements of Operations. Freight paid by customers is included in net sales in the Consolidated Statements of Operations.

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

      Receivables: The Company extends unsecured credit to its customers as part of its normal business practices. Prior to March 28, 2004, certain customer accounts receivable were factored without recourse. Effective March 26, 2004, the Company ended its factoring relationships due to the cost savings derived from in-house collections. The remaining factored receivables at June 27, 2004 were $0.8 million compared to $20.1 million at June 29, 2003. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers that are not factored. Reserves for yarn quality claims are based on historical experience and known pending claims. The ability to collect accounts receivable is based on a combination of factors including the aging of accounts receivable, write-off experience and the financial condition of specific customers. Accounts are written off when they are no longer deemed to be collectible. General reserves are established based on the percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The reserve for such losses was $10.7 million at June 27, 2004 and $12.3 million at June 29, 2003.

      Inventories: The Company utilizes the last-in, first-out (“LIFO”) method for valuing certain inventories representing 46.1% and 45.4% of all inventories at June 27, 2004, and June 29, 2003, respectively, and the first-in, first-out (“FIFO”) method for all other inventories. Inventories are valued at lower of cost or market including a provision for slow moving and obsolete items. Market is considered net realizable value. Inventories valued at current or replacement cost would have been approximately $0.5 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.4 million in excess of the LIFO valuation at June 27, 2004, and June 29, 2003, respectively. The Company maintains reserves for inventories valued utilizing the FIFO method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO, the amount of existing LIFO reserves. Due to declining prices of raw materials over the past several years and lower inventory levels, the available LIFO reserve has been depleted significantly requiring that supplemental reserves be established to value inventory at the lower of cost or market value. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The total inventory reserves on the Company’s books, including LIFO reserves, at June 27, 2004 and June 29, 2003 were $7.4 million and $7.0 million, respectively. The following table reflects the composition of the Company’s inventory as of June 27, 2004 and June 29, 2003:

	June 27,	June 29,
	2004	2003

	(Amounts in thousands)
Raw materials and supplies	$53,335	$56,855
Work in process	9,688	9,171
Finished goods	53,972	52,410

	$116,995	$118,436

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years.

      Goodwill and Other Intangible Assets: Goodwill and other intangible assets at June 27, 2004 consist of acquisition related assets and other intangibles of $0 and $0, respectively compared to $13.5 million and $0.2 million, respectively at June 29, 2003. Based on asset impairment testing performed in the third quarter of fiscal 2004, a $13.5 million charge was recorded to write off all of the remaining goodwill associated with the domestic polyester segment. See Footnote 14 “Consolidation and Cost Reduction Efforts” for further discussion on fiscal year 2004 activity that impacted goodwill.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142, which the Company early adopted on June 25, 2001 (fiscal 2002), no longer permitted the amortization of goodwill and indefinite-lived intangible assets. Instead, SFAS 142 required that these assets be reviewed for impairment upon adoption and annually thereafter, unless specific circumstances indicate that a more timely review is warranted. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (SFAS 121). Determining fair value involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown. Amortization of goodwill included in investments in equity investees was also prohibited upon adoption of SFAS 142.

      Upon adoption of SFAS 142, the Company was required to review goodwill for impairment based on transitional testing guidance provided for in the standard. Based on the results of the analysis, the goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with its nylon reporting segment was deemed to be impaired and the Company recorded a charge of $46.3 million ($37.9 million or $(.71) per diluted share net of taxes) as a cumulative effect of accounting change. See Footnote 2 “Cumulative Effect of Accounting Change” for further discussion of this adjustment. The accumulated amortization as of June 27, 2004 and June 29, 2003 associated with goodwill was $0 and $1.5 million, respectively.

      Other intangible assets subject to amortization consisted of non-compete agreements entered in connection with business combinations and were being amortized over the terms of the agreements, principally five years. There are no residual values related to these intangible assets. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all acquired intangible assets and make any necessary amortization period adjustments. The Company performed this analysis and, based on that assessment, no adjustments were required to be made to the amortization periods or to residual values of the Company’s existing intangible assets. As of June 27, 2004, these intangible assets have been completely amortized. Accumulated amortization at June 27, 2004 and June 29, 2003 for these intangible assets was $10.7 million and $10.5 million, respectively.

      Other Noncurrent Assets: Other noncurrent assets at June 27, 2004, and June 29, 2003, consist primarily of the cash surrender value of key executive life insurance policies ($5.1 million and $8.2 million), unamortized bond issue costs and debt origination fees ($3.4 million and $4.4 million), restricted cash investments in Brazil ($6.8 million and $6.7 million), a pension related asset in Ireland ($4.1 million and $0) and various notes receivable due from both affiliated and non-affiliated parties ($2.1 million and $1.9 million), respectively. Debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method. Accumulated amortization at June 27, 2004, and June 29, 2003, for unamortized debt origination costs was $6.2 million and $5.4 million, respectively. In the fiscal year 2003, the Company notified its lender of a $50.0 million permanent reduction of the total facility amount, and in fiscal year 2002, the Company refinanced certain debt agreements. These transactions resulted in the origination of new debt fees in fiscal year 2002 and the write-off of previously unamortized fees associated with the permanent reduction in the facility amount in fiscal year 2003. See Footnote 3 “Long-Term Debt and Other Liabilities” for further discussion regarding these refinancing activities. See Footnote 6 “Retirement Plans” for further discussion regarding the pension asset.

      Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis conducted requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amounts and the tax basis of existing assets and liabilities. Income taxes have not been provided for the undistributed earnings of certain foreign subsidiaries as such earnings are deemed to be permanently invested.

      Losses Per Share: The following table details the computation of basic and diluted losses per share:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Numerator:
Loss before cumulative effect of accounting change	$(69,793)	$(27,177)	$(6,074)
Cumulative effect of accounting change	—	—	(37,851)

Net loss	$(69,793)	$(27,177)	$(43,925)

Denominator:
Denominator for basic losses per share — weighted average shares	52,249	53,761	53,730
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	—	—

Diluted potential common shares denominator for diluted losses per share — adjusted weighted average shares and assumed conversions	52,249	53,761	53,730

      In fiscal years 2004, 2003 and 2002, options and unvested restricted stock awards had the potential effect of diluting basic earnings per share, and if the company had net earnings in these years, diluted weighted average shares would have been higher than basic weighted average shares by 1,507 shares, 27,821 shares and 2,247 shares, respectively.

      Stock-Based Compensation: With the adoption of SFAS 123, the Company elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the fair value-based method under SFAS 148 been applied, compensation expense would have been recorded for the options outstanding in fiscal years 2004, 2003 and 2002 based on their respective vesting schedules.

      Net loss in fiscal 2004, 2003 and 2002 on a proforma basis assuming SFAS 123 had been applied would have been as follows:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands, except
	per share amounts)
Net loss as reported	$(69,793)	$(27,177)	$(43,925)
Adjustment: Impact of stock options	(1,656)	(3,204)	(6,363)

Adjusted net loss	$(71,449)	$(30,381)	$(50,288)

Basic and diluted net loss per share:
As reported	$(1.34)	$(.51)	$(.82)
Adjusted for stock option expense	$(1.37)	$(.57)	$(.94)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No stock options were granted during fiscal 2003. The fair value and related compensation expense of the 2004 and 2002 options were calculated as of the issuance date using the Black-Scholes model with the following assumptions:

Options Granted	2004	2003	2002

Expected life (years)	7.0	—	8.9
Interest rate	2.5%	—	4.35%
Volatility	51.0%	—	41.8%
Dividend yield	—	—	—

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

      Recent Accounting Pronouncements: In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The annual impact of a change to the fair value module prescribed by FAS 123 has been disclosed in the Company’s previous annual 10-K filings, and the applicable disclosures in this report are here in Notes 1 and 5. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than change to the FAS 123 fair value method.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. During December 2003, FASB Interpretation No. 46 was revised and the effective date for applying FIN 46 was postponed until the first reporting period that ends after March 15, 2004. During the third quarter of fiscal 2004, the Company performed the necessary analysis and determined that no entities are required to be consolidated at this time. See Footnote 10 for disclosure of information related to investments in unconsolidated affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Long-Term Debt and Other Liabilities

      A summary of long-term debt and other liabilities follows:

	June 27,	June 29,
	2004	2003

	(Amounts in thousands)
Bonds payable	$249,269	$249,064
Sale-leaseback obligation	2,742	2,929
Other obligations	20,265	14,687

Total debt	272,276	266,680
Current maturities	(8,497)	(7,285)

Total long-term debt and other liabilities	$263,779	$259,395

      On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the “Notes”) which bear a coupon rate of 6.50% and mature in February 2008. The estimated fair value of the Notes, based on quoted market prices, at June 27, 2004, and June 29, 2003, was approximately $190.0 million and $211.3 million, respectively.

      On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility, as amended, and its $100 million accounts receivable securitization, which were entered into on December 20, 2000, with a new five-year $150 million asset based revolving credit agreement (the “Credit Agreement”) which terminates on December 7, 2006. On October 29, 2002 the Company notified its lender of a $50.0 million permanent reduction of the total facility amount, resulting in a total facility amount of $100.0 million effective January 1, 2003. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of June 27, 2004, the Company had no outstanding borrowings and availability of $70.0 million under the terms of the Credit Agreement.

      Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at June 27, 2004 was 4.4%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment which is included in interest expense. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.9 million, which are being amortized over the term of the Credit Agreement. Due to the reduction in the facility effective January 1, 2003, the Company wrote off $0.5 million of the related unamortized fees and expenses. In addition, $0.5 million of unamortized fees related to the previously outstanding debt facilities were charged to operations in the second quarter of fiscal year 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Credit Agreement contains customary covenants for asset based loans that restrict future borrowings and capital spending. In addition, if borrowing capacity is less than $25.0 million at any time during the quarter, covenants include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At June 27, 2004, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

      On May 20, 1997, the Company entered into a sales-leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. On June 30, 1997, the Company entered into a Contribution Agreement associated with the formation of Parkdale America, LLC (“PAL”) (see Footnote 10 “Investments in Unconsolidated Affiliates” for further discussion). As a part of the Contribution Agreement, ownership of a significant portion of the assets financed under the sales-leaseback agreement and the related debt ($23.5 million) were assumed by the LLC. Payments for the remaining balance of the sales-leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next four years are approximately $0.4 million. The interest rate implicit in the agreement is 7.84%.

      Other obligations consist primarily of acquisition-related liabilities and advances from the Brazilian government. These obligations mature $6.5 million in fiscal year 2005 and $6.5 million in fiscal year 2006. At June 27, 2004, the line item Other Obligations also includes an accrual of $4.7 million relating to an operating lease associated with the Altamahaw, North Carolina plant which was closed during this fiscal year.

4.	Income Taxes

      Income before income taxes and cumulative effect of accounting change is as follows:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Income (loss) before income taxes and cumulative effect of accounting change:
United States	$(81,199)	$(30,836)	$(9,339)
Foreign	(13,929)	1,127	1,173

	$(95,128)	$(29,709)	$(8,166)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes for fiscal 2004, 2003 and 2002 consists of the following:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Currently payable (recoverable):
Federal	$669	$(746)	$(6,290)
State	(675)	790	330
Foreign	2,800	2,122	747

Total current	2,794	2,166	(5,213)

Deferred:
Federal	(28,916)	(4,219)	3,395
State	424	(846)	(274)
Foreign	363	367	—

Total deferred	(28,129)	(4,698)	3,121

Income tax benefits before cumulative effect of accounting change (2002)	$(25,335)	$(2,532)	$(2,092)

      Income tax benefits were 26.6%, 8.5% and 25.6% of pretax losses in fiscal 2004, 2003 and 2002, respectively. A reconciliation of the provision for income tax benefits (before the cumulative effect of accounting change in 2002) with the amounts obtained by applying the federal statutory tax rate is as follows:

	June 27,	June 29,	June 30,
	2004	2003	2002

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes net of federal tax benefit	(2.6)	0.5	1.4
State tax credits, net of federal tax benefit	—	—	(1.8)
Loss of state, net operating loss carry forward	—	5.1	—
Foreign taxes less than domestic rate	(0.9)	(6.1)	(11.4)
Foreign tax benefit of losses less than domestic rate	9.4	13.2	15.5
Increase in valuation allowance	3.5	9.1	—
Nondeductible expenses and other	(1.0)	4.7	5.7

Effective tax rate	(26.6)%	(8.5)%	(25.6)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 27, 2004 and June 29, 2003 were as follows:

	June 27,	June 29,
	2004	2003

	(Amounts in thousands)
Deferred tax liabilities:
Property, plant and equipment	$70,872	$95,780
Investments in equity affiliates	17,942	18,081
Other	247	1,636

Total deferred tax liabilities	89,061	115,497

Deferred tax assets:
State tax credits	15,505	16,048
Accrued liabilities and valuation reserves	12,189	14,367
Net operating loss carryforwards	6,477	2,458
Intangible assets	5,416	2,244
Other items	2,927	3,066

Total gross deferred tax assets	42,514	38,183
Valuation allowance	(13,137)	(10,500)

Net deferred tax assets	29,377	27,683

Net deferred tax liability	$59,684	$87,814

      As of June 27, 2004, the Company has available for income tax purposes approximately $17.8 million in federal net operating loss carryforwards that may be used to offset future taxable income. The carryforwards expire in fiscal year 2023 and 2024. The Company also has available for income tax purposes approximately $23.9 million in North Carolina investment tax credits, for which the Company has established a valuation allowance in the amount of $12.3 million. The Company also established a valuation allowance of $0.8 million relating to a long-term capital loss carryforward that expires in fiscal 2006. The credits expire as set forth in the table below:

Year Ended June 27, 2004	2005	2006	2007	2008	2009	Thereafter

Expiration amount	$5,490	$1,913	$3,861	$3,760	$3,762	$5,069

For the years ended June 27, 2004 and June 29, 2003, the valuation allowance increased $2.6 million and $2.7 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.

5.     Common Stock, Stock Option Plans and Restricted Stock

      Common shares authorized were 500 million in 2004 and 2003. Common shares outstanding at June 27, 2004 and June 29, 2003 were 52,114,804 and 53,399,052, respectively.

      At its meeting on April 24, 2003, the Company’s Board of Directors reinstituted the Company’s previously authorized stock repurchase plan. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. At June 27, 2004, there was remaining authority

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.

      On October 21, 1999, the shareholders of the Company approved the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. The 20,000 and 2,113,652 incentive stock options granted in fiscal 2004 and 2002, respectively were all from the 1999 Long-Term Incentive Plan. In addition to the 3,113,000 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 421,817 common shares reserved and previous NQSO plans with 533,175 common shares reserved at June 27, 2004. No additional options will be issued under any previous ISO or NQSO plan. The stock option activity for 2004, 2003 and 2002 of all three plans were as follows:

	ISO		NQSO

	Options	Weighted	Options	Weighted
	Outstanding	Avg. $/Share	Outstanding	Avg. $/Share

Fiscal 2002:
Shares under option — beginning of year	2,857,922	$14.31	1,189,175	$25.31
Granted	2,113,652	7.60	—	—
Exercised	(12,704)	8.27	—	—
Expired	(875,363)	13.36	(543,500)	25.99
Forfeited	(21,436)	12.13	—	—

Shares under option — end of year	4,062,071	11.05	645,675	24.74
Fiscal 2003:
Expired	(151,103)	$17.50	(62,500)	$25.48
Forfeited	(30,196)	9.06	—	—

Shares under option — end of year	3,880,772	10.81	583,175	24.67
Fiscal 2004:
Granted	20,000	$6.85	—	$—
Expired	(294,252)	12.89	(50,000)	26.66
Forfeited	(71,693)	8.79	—	—

Shares under option — end of year	3,534,827	10.66	533,175	24.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2004	Fiscal 2003	Fiscal 2002

ISO:
Exercisable shares under option — end of year	3,066,249	2,345,905	1,644,249
Option price range	$7.33-$25.38	$7.33-$25.38	$7.33-$25.38
Weighted average exercise price for options exercisable	$10.82	$11.80	$13.91
Weighted average remaining life of shares under option	4.3	6.0	7.9
Fair value of options granted	$3.46	$—	$3.46
NQSO:
Exercisable shares under option — end of year	533,175	583,175	645,675
Option price range	$16.31-$31.00	$16.31-$31.00	$16.31-$31.00
Weighted average exercise price for options exercisable	$24.48	$24.67	$24.74
Weighted average remaining life of shares under option	2.2	3.1	4.0
Fair value of options granted	$—	$—	$—

      The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options at June 27, 2004:

	Options Outstanding			Options Exercisable

			Weighted Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$ 6.46 - $ 8.94	1,925,386	$7.49	5.3	1,696,510	$7.47
9.40 - 14.20	1,187,624	11.72	3.9	947,922	11.79
16.31 - 31.00	954,992	23.43	1.8	954,992	23.43

      All of the options granted in fiscal 2004 vest in annual increments over five years from the grant date.

      Of the 2,113,652 options granted in fiscal 2002, 1,320,000 of these options were issued with one-third of the options vesting immediately and the remaining two-thirds vesting equally on each of the next two anniversary dates. Of the remaining options granted in fiscal 2002, 560,000 were issued with one-sixth of the options vesting immediately and the remaining five-sixths vesting in equal installments over the next five years. The remaining 233,652 options granted in fiscal 2002 vest in annual increments over five years from the grant date.

      During fiscal years 2004 and 2002, the Company issued 21,500 and 15,000 shares respectively, of restricted stock to certain employees under the 1999 Long-Term Incentive Plan. The stock issued vests in equal annual increments ranging from issue date to five years from the grant dates. Compensation expense is recognized over the vesting terms of the shares based on the fair market value at the date of grant or immediately upon employee termination if vesting is accelerated.

6.	Retirement Plans

      Defined Contribution Plan: The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible salaried and hourly employees. Under the terms of the Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. For fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended June 27, 2004, June 29, 2003 and June 30, 2002, the Company incurred $2.5 million, $2.9 million and $3.0 million, respectively, of expense for its obligations under the matching provisions of the DC Plan.

      Defined Benefit Plan: The Company’s subsidiary in Ireland maintains a defined benefit plan (“DB Plan”) that covers substantially all of its employees and is funded by both employer and employee contributions. The plan provides defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement.

      During the fourth quarter of 2004, the Company determined that it had not properly recorded or disclosed the DB Plan and a pension asset should have been previously recognized. The Company corrected the error in the fourth quarter by recording a pension asset of $4.1 million. The Company has evaluated the effect of not recording the error and determined that the differences were not material for all periods presented in the Consolidated Financial Statements.

      Obligations and funded status is presented below (amounts in thousands):

June 27,
2004

Change in benefit obligation:
Benefit obligation at beginning of year	$31,117
Service cost	597
Interest cost	1,789
Plan participants’ contributions	477
Actuarial gain	(4,771)
Benefits paid	(477)
Curtailment	477
Translation adjustment	1,728

Benefit obligation at end of year	30,937

Change in plan assets:
Fair value of plan assets at beginning of year	22,994
Actual return on plan assets	835
Employer contributions	477
Plan participants’ contributions	477
Benefits paid	(477)
Translation adjustment	1,314

Fair value of plan assets at end of year	25,620

Funded status	(5,317)
Unrecognized net actuarial loss	9,426

Net amount recognized	$4,109

      The accumulated benefit obligation was $22.4 million at June 27, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amount recognized in the Consolidated Balance Sheet consists of (amounts in thousands):

June 27,
2004

Prepaid benefit cost	$4,109

      Components of Net Periodic Benefit Cost/(Income) (amounts in thousands):

June 27,
2004

Service cost	$1,074
Less plan participants’ contributions	(477)

Subtotal	597
Interest cost	1,789
Expected return on plan assets	(1,670)
Amortization of net loss	477
Curtailment	477

Net periodic benefit cost	1,670
Correction of error	(4,109)

Company’s net periodic benefit income	$(2,439)

      Assumptions:

      Weighted-average assumption used to determine benefit obligations as of:

June 27,
2004

Discount rate	5.60%
Rate of compensation increase	3.75%

      Weighted-average assumption used to determine net periodic benefit cost for fiscal year ended:

June 27,
2004

Discount rate	5.60%
Expected long-term return on plan assets	6.93%
Rate of compensation increase	3.75%

      Plan Assets:

      The DB Plan’s weighted-average asset allocations at June 27, 2004, by asset category are as follows:

June 27,
2004

Equity securities	78.5%
Debt securities	13.0
Real estate	8.5

Total	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      It is the policy of the Trustees of the DB Plan to delegate the management of DB Plan’s assets to professional investment managers, currently KBC Asset Management. The managers have total discretion in relation to investment of DB Plan’s assets and provide regular detailed reports to the Trustees on the strategy adopted and on investment performance. No Unifi common stock was held in the plan as of June 27, 2004.

      Cash Flows:

      Contributions:

      The Company expects to contribute $1.2 million to the DB Plan in fiscal 2005.

      Estimated Future Benefit Payments:

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Amount

Expected future benefit payments:
During fiscal year ending June 2005	$483
During fiscal year ending June 2006	483
During fiscal year ending June 2007	604
During fiscal year ending June 2008	604
During fiscal year ending June 2009	604
During fiscal years ending June 2010 through June 2014	3,384

7.	Leases and Commitments

      In addition to the direct financing sales-leaseback obligation described in Footnote 4 “Long-term Debt and Other Liabilities,” the Company is obligated under operating leases consisting primarily of real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 27, 2004 are $4.8 million in 2005, $3.0 million in 2006, $2.4 million in 2007, $4.3 million in 2008, $1.1 million in 2009, and $0.2 million in aggregate thereafter. Rental expense was $7.8 million, $8.2 million and $8.2 million for the fiscal years 2004, 2003 and 2002, respectively. The Company had no significant binding commitments for capital expenditures at June 27, 2004.

8.	Business Segments, Foreign Operations and Concentrations of Credit Risk

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with Statement of Financial Accounting Standards No. 131, segmented financial information of the polyester, nylon and sourcing operating segments, as regularly reported to management for the purpose of assessing performance and allocating resources, is detailed below.

	Polyester	Nylon	Sourcing	Total

	(Amounts in thousands)
Fiscal 2004:
Net sales to external customers	$553,397	$191,603	$1,455	$746,455
Intersegment net sales	2,815	2,069	—	4,884
Depreciation and amortization	42,884	15,664	—	58,548
Restructuring	25,996	528	—	26,524
Asset impairment	38,703	—	—	38,703
Segment operating loss	(5,279)	(5,611)	(519)	(11,409)
Total assets	471,104	181,310	1,370	653,784
Fiscal 2003:
Net sales to external customers	$624,773	$224,343	$—	$849,116
Intersegment net sales	794	1,379	—	2,173
Depreciation and amortization	48,314	17,458	—	65,772
Segment operating income (loss)	22,136	(2,576)	—	19,560
Total assets	553,645	186,025	—	739,670
Fiscal 2002:
Net sales to external customers	$662,730	$251,986	$—	$914,716
Intersegment net sales	40	—	—	40
Depreciation and amortization	51,517	19,020	—	70,537
Segment operating income	19,757	4,757	—	24,514
Total assets	557,097	219,186	—	776,283

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

      Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out method (see Footnote 1 “Accounting Polices and Financial Statement Information”), an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $2.7 million, $3.9 million and $6.3 million for fiscal years 2004, 2003 and 2002, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

      The change in the polyester segment total assets between fiscal year end 2003 and 2004 reflects decreases in fixed assets of $83.3 million and current assets of $3.1 million, and an increase in non-current assets of $3.9 million. The fixed asset reduction is primarily associated with asset impairment charges and current year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation. The current assets decrease was primarily due to a decrease in inventories of $9.8 million, offset by an increase in cash, accounts receivable and other current assets of $3.1 million, $2.7 million and $1.0 million, respectively. The increase in non-current assets relates to a pension asset. The net decrease of $4.7 million in the nylon segment total assets for this period is primarily a result of a decrease in fixed assets of $12.5 million, offset by an increase in inventories and accounts receivable of $5.0 million and $2.7 million, respectively. The reduction in property and equipment is primarily associated with current year depreciation. The sourcing segment was a new segment initially reported by the Company in its Form 10-Q in the immediately preceding quarter ended March 28, 2004. At June 27, 2004, the sourcing segment’s assets were primarily comprised of inventory, accounts receivable and other current assets of $0.9 million, $0.4 million and $0.1 million, respectively.

      The following tables present reconciliations from segment data to consolidated reporting data:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$58,548	$65,772	$70,537
Depreciation of allocated assets	4,804	5,028	5,881
Amortization of allocated assets and deferred compensation	1,378	2,239	2,304

Consolidated depreciation and amortization	$64,730	$73,039	$78,722

Operating income (loss):
Reportable segments operating (loss) income	$(11,409)	$19,560	$24,514
Net standard cost (income) expense adjustment to LIFO	(1,480)	546	(2,750)
Unallocated manufacturing expense	—	—	70
Unallocated selling, general, and administrative expense	2,295	1,386	2,606
Provision for bad debts	2,650	3,936	6,285
Interest expense	18,705	19,900	22,956
Interest income	(2,701)	(1,883)	(2,559)
Other (income) expense	(2,791)	(1,350)	3,239
Equity in losses (earnings) of unconsolidated affiliates	7,076	(10,627)	1,704
Minority interests (income) expense	(6,430)	4,769	—
Alliance plant closure costs (recovery)	(206)	(3,486)	—
Arbitration costs and expenses	182	19,185	1,129
Restructuring charges	27,716	16,893	—
Asset impairments and write downs	38,703	—	—

Loss before income taxes and cumulative effect of accounting change	$(95,128)	$(29,709)	$(8,166)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Total assets:
Reportable segments total assets	$653,784	$739,670	$776,283
Corporate current assets, net of LIFO reserve	40,762	62,826	22,746
Unallocated corporate fixed assets	22,586	15,901	12,818
Other non-current corporate assets	12,229	30,824	38,430
Investments in unconsolidated affiliates	163,941	173,731	180,930
Intersegment notes and receivables	(20,767)	(20,751)	(19,744)

Consolidated assets	$872,535	$1,002,201	$1,011,463

      The Company’s domestic operations serve customers principally located in the southeastern United States as well as international customers located primarily in Canada, Mexico and Israel and various countries in Europe, Central America, South America and South Africa. Export sales from our U.S. operations aggregated $112.4 million in 2004, $107.9 million in 2003 and, $108.2 million in 2002. During fiscal 2004, 2003 and 2002 the Company did not have sales to any one customer in excess of 10% of consolidated revenues. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers and dispersion across different end-uses and geographic regions.

      The Company’s foreign operations primarily consist of manufacturing operations in Ireland, Brazil and Colombia. On March 2, 2004, the Company announced its plan to close its dyed facility in Manchester, England. The facility ceased all operations in early June 2004. The Colombian operation was closed in June 2001 in an effort to consolidate operations, and re-opened in August 2002 to fill a need to manufacture certain products in the region. Net sales, pre-tax operating income and total assets of the Company’s foreign and domestic operations are as follows:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Foreign operations:
Net sales	$161,595	$169,147	$165,424
Pre-tax income (loss)	(13,929)	1,135	1,173
Total assets	150,040	173,780	159,631
Domestic operations:
Net sales	$584,860	$679,969	$749,292
Pre-tax income (loss)	(81,199)	(30,844)	(9,339)
Total assets	722,495	828,421	851,832

9.	Derivative Financial Instruments and Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets, and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are October 2004 and June 2005, respectively.

      The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Foreign currency purchase contracts:
Notional amount	$3,660	$2,926	$3,011
Fair value	3,642	2,658	3,114

Net (gain) loss	$18	$268	$(103)

Foreign currency sales contracts:
Notional amount	$18,833	$18,530	$17,256
Fair value	19,389	17,945	16,769

Net (gain) loss	$556	$(585)	$(487)

      The fair values of the foreign exchange forward contracts at the respective year-end dates are based on year-end forward currency rates. The total impact of foreign currency related items are reported on the line item other (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, and was a pretax loss of $0.5 million and $0.3 million for the fiscal years ended June 27, 2004 and June 30, 2002, respectively, and a pre-tax gain of $0.7 million for the fiscal year ended June 29, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign currency contracts — The fair value is based on quotes obtained from brokers or reference to publicly available market information.

10.	Investments in Unconsolidated Affiliates

      On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. USTF incorporated the two-stage light denier industrial nylon yarn business of Solutia, Inc. (Solutia) which was purchased when the venture was formulated. Solutia exited the two-stage light denier industrial yarn business transitioning production from its Greenwood, SC site to the USTF Stoneville, North Carolina facility, a former Unifi manufacturing location. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. The Company also received from USTF during fiscal 2004 payments totaling $0.8 million which consisted of reimbursements for rendering general and administrative services and purchasing various manufacturing related items for the operations. The USTF facility started initial production in January 2002 and was substantially on line by the end of September 2002. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the North American Free Trade Agreement and Caribbean Basin Initiative markets.

      Through December 28, 2003 the joint venture has incurred substantial losses primarily as a result of start-up activities, difficulties in implementing manufacturing processes and technology and the quotation of lower than historical sales prices in an effort to secure new business in a difficult market. Efforts to improve operating performance by focusing on improved manufacturing processes and technological performance have provided improved performance in the second half of fiscal 2004.

      Beginning with the second quarter of fiscal 2003, management of the joint venture determined that it was appropriate to evaluate the above circumstances and their effect on the tangible and intangible long lived assets employed by the joint venture in an effort to determine if the carrying value of such assets, approximating $25.0 million as of June 27, 2004, is recoverable. During the fourth quarter of fiscal 2004, a test of the recoverability of its long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

      On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. (“UNF”). The joint venture produces approximately 16.0 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

      On June 30, 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. See Footnote 18 “Commitments and Contingencies” for further information regarding this investment.

      In addition, the Company continues to maintain a 16.1% interest in Micell Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Condensed balance sheet and income statement information of the combined unconsolidated equity affiliates as of and for the fiscal years ended June 27, 2004, June 29, 2003, and June 30, 2002 are as follows:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Current assets	$210,858	$207,953	$214,166
Noncurrent assets	150,959	179,826	212,501
Current liabilities	38,068	28,962	33,256
Shareholders’ equity and capital accounts	267,135	294,946	313,862
Net sales	469,512	453,029	460,987
Gross profit	7,880	56,197	31,329
(Loss) Income from operations	(15,928)	33,392	8,903
Net (loss) income	(20,183)	32,516	(1,508)

      USTF and PAL are organized as partnerships for U.S. tax purposes. Taxable income and losses are passed through USTF and PAL to the members in accordance with the Operating Agreements of USTF and PAL. For the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, distributions received by the Company from its equity affiliates amounted to $3.1 million, $19.1 million and $0.9 million, respectively. Included in the above net sales amounts for the 2004, 2003 and 2002 fiscal years are sales to Unifi of approximately $27.5 million, $30.8 million and $29.5 million, respectively. These amounts represent sales of nylon POY from UNF for use in the production of textured nylon yarn in the ordinary course of business.

11.	Supplemental Cash Flow Information

      Supplemental cash flow information is summarized below:

	Fiscal Years Ended

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Cash payments (receipts) for:
Interest	$16,842	$17,543	$23,462
Income taxes, net of refunds	2,437	(12,013)	(13,909)

12.	Minority Interest

      Effective May 29, 1998, the Company formed Unifi Textured Polyester, LLC (“UTP”) with Burlington Industries, Inc. (“Burlington”) to manufacture and market natural textured polyester yarns. The Company has an 85.42% interest in UTP and Burlington has 14.58%. For the first five years, Burlington was entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. Subsequent to this five-year period, earnings and cash flows are allocated based on ownership percentages. UTP’s assets, liabilities and earnings are consolidated with those of the Company and Burlington’s interest in the UTP is included in the Company’s financial statements as minority interest expense. Minority interest (income) expense for Burlington’s share of UTP in fiscal 2004, 2003 and 2002 was $(6.5) million, $4.7 million, and $0, respectively.

13.     Fiscal Year 1999 Early Retirement and Termination Charge

      During the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. The charge was recorded as a component of selling, general and administrative expenses in the amount of $8.2 million and cost of goods sold in the amount of $6.6 million. Substantially all employees were terminated effective March 31, 1999, with cash payments for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

most severance being paid over the next three years. In the fourth quarter of fiscal 2001, an additional charge of $1.6 million was recorded for the estimated increase in the present value of future health and dental costs associated with these terminated employees. For fiscal years 2004, 2003 and 2002, a similar charge was recorded in the amount of $0.3 million, $0.5 million and $0.2 million, respectively. In addition, an adjustment was recorded in fiscal years 2004, 2003 and 2002 to replenish the reserve for the difference between the actual cash payments and the present value of the liability originally recorded, which represented interest expense. At June 27, 2004, a reserve of $3.4 million remained on the Consolidated Balance Sheet that is expected to equal the present value of future cash payments for remaining severance and medical and dental expenses associated with these terminated employees. The table below summarizes the activity associated with this charge for fiscal years June 27, 2004, June 29, 2003 and June 24, 2002:

	June 27,	June 29,	June 30,
	2004	2003	2002

	(Amounts in thousands)
Balance at beginning of fiscal year	$3,860	$4,066	$5,636
Change in estimate for original charges	314	528	187
Present value adjustment	327	373	386
Cash payments	(1,083)	(1,107)	(2,143)

Balance at end of fiscal year	$3,418	$3,860	$4,066

14.	Consolidation and Cost Reduction Efforts

      During the second and fourth quarters of fiscal 2002, the Company recorded a $1.4 million charge for severance costs associated with consolidation and reduction of selling, general and administrative expenses.

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

      In fiscal 2004, the Company recorded restructuring charges of $27.7 million, which consisted of $12.1 million of fixed asset write-downs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $7.8 million of employee severance for approximately 280 management and production level employees, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, NC and other restructuring costs of $2.1 million primarily related to the various plant closures. Severance payments are being made in accordance with various plan terms and the expected completion date is July 2005. The lease obligation consists of rental payments of $0.8 million in fiscal 2005, $0.8 million in fiscal 2006, $1.0 million in fiscal 2007 and $3.0 million in fiscal 2008.

      The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 29, 2003 and June 27, 2004:

	Balance at				Balance at
	June 30,	Additional		Amount	June 29,
	2002	Charges	Adjustments	Used	2003

	(Amounts in thousands)
Accrued severance	$—	$16,893	$—	$3,000	$13,893

	Balance at				Balance at
	June 29,	Additional		Amount	June 27,
	2003	Charges	Adjustments	Used	2004

	(Amounts in thousands)
Accrued severance	$13,893	$7,847	$(10)	$18,781	$2,949
Accrued restructuring	—	19,869	—	13,215	6,654

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The “Amount Used” relating to accrued restructuring of $13.2 million for fiscal year 2004 primarily consists of fixed asset write downs.

15.	Impairment Charges

      During the third quarter of fiscal 2004, management performed impairment testing for the domestic textured polyester business due to the continued challenging business conditions and reduction in volume and gross profit in the preceding quarter. As a result, management determined the fair value of the plant, property and equipment at $73.7 million using market prices of the assets. Management determined that the assets were in fact impaired because the carrying value was $98.9 million. This resulted in a $25.2 million write down of the assets, which is included in the “Asset impairments and write downs” line item in the Consolidated Statements of Operations. Subsequent to performing the SFAS No. 144 testing above, the entire domestic polyester segment was tested for impairment as of February 29, 2004. As a result of the testing, the Company recorded a goodwill impairment charge of $13.5 million in the third quarter to reduce the segment’s goodwill to $0. The Company used the income approach and market approach to determine the fair value. The $13.5 million charge also is included in the “Asset impairments and write downs” line item in the Consolidated Statements of Operations.

      The following table details the two impairment charges which are reported as a single line item in the Consolidated Statements of Operations (amounts in thousands):

June 27,
2004

Write down of long-lived assets	$25,241
Goodwill impairment	13,462

$38,703

16.	Alliance

      Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (DuPont) initiated a manufacturing alliance. The intent of the alliance is to optimize the Company’s and DuPont’s partially oriented yarn (POY) manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under its terms, DuPont and the Company cooperatively run their polyester filament manufacturing facilities as a single operating unit. This consolidation involved the closing of the DuPont Cape Fear, North Carolina plant and transition of the commodity yarns from the Company’s Yadkinville, North Carolina facility to DuPont’s Kinston, North Carolina plant, and high-end specialty production from Kinston and Cape Fear to Yadkinville. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization. Additionally, the companies collectively attempt to increase profitability through the development of new products and related technologies. Likewise, the costs incurred and benefits derived from the product innovations are split equally. Dupont’s subsidiary, Invista, Inc. held Dupont’s textiles and interiors assets and businesses. Such assets and businesses were subsequently sold to subsidiaries of Koch Industries, Inc. (“Koch”). Accordingly, INVISTA S.a.r.l. (“INVISTA”), a subsidiary of Koch, and the Company continue to own and operate their respective sites and employees remained with their respective employers. INVISTA continues to provide POY to the marketplace and the Company continues to provide textured yarn to the marketplace.

      The Company recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance of $38.2 million, $34.6 million and $33.8 million for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

      At termination of the Alliance or at any time after June 1, 2005, INVISTA has the right but not the obligation to sell to Unifi (a “Put”) and Unifi has the right but not the obligation to purchase from INVISTA (a “Call”), INVISTA’s U.S. polyester filament business for a price based on a mutually agreed fair market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value within a range of $300.0 million to $600.0 million. INVISTA’s right to put its U.S. polyester filament business to Unifi and Unifi’s obligation to purchase such business are subject to certain conditions, including the ability of the Company to obtain a reasonable amount of financing on commercially reasonable terms. The Company believes that its ability to finance the purchase of INVISTA’s U.S. polyester filament business will be partially dependant upon the level of underlying cash flows generated by such business; such cash flow levels are not known by the Company at this time. In the event that the Company does not purchase the INVISTA U.S. polyester filament business, INVISTA would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million.

      On July 26, 2004, the Company announced that it had agreed to acquire the INVISTA polyester filament manufacturing assets, including inventories, located in Kinston, North Carolina. The estimated purchase price is $21.0 million, which would be seller financed. The acquisition is subject to a mandatory 30 day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) and other customary conditions. On August 9, 2004, the Federal Trade Commission granted early termination of the HSR waiting period. If the closing occurs as anticipated on or about September 30, 2004, the Alliance Master Agreement shall terminate in its entirety and all provisions of, rights granted under and covenants made in such agreement shall be of no further force or effect. In addition, if the closing occurs, all claims relating to disputes among the parties to the Alliance will be released. If the closing does not occur, depending on the cause, the Alliance may be reinstated effective July 1, 2004 or the Alliance would be terminated. See Footnote 17 “Alliance Plant Closure Costs (Recovery)” for additional information involving the Alliance.

17.	Alliance Plant Closure Costs (Recovery)

      In the fourth quarter of fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility. The charge totaled $15.0 million and represented an estimate of 50% of the severance and dismantlement cost of closing this plant. The Cape Fear plant produced polyester POY and was one of two DuPont facilities involved in the Alliance further discussed in Footnote 16 “Alliance.” As of March 28, 2004, the project was completed and the Company’s actual share of the severance and dismantlement costs were $11.3 million. Accordingly, in the accompanying Consolidated Statements of Operations, the Company in fiscal years 2004 and 2003 reflected reductions of previously recorded amounts of $0.2 million and $3.5 million, respectively. The table below summarizes the activity associated with this charge for fiscal years June 27, 2004 and June 29, 2003:

	June 27, 2004	June 29, 2003

	(Amounts in thousands)
Balance at beginning of fiscal year	$256	$6,632
Change in estimate for original charges	(206)	(3,486)
Cash payments	(50)	(2,890)

Balance at end of fiscal year	$—	$256

18.	Commitments and Contingencies

      As discussed in Note 10, the Company maintains a 34% interest in PAL, a private company, which manufactures and sells open-end and air jet spun cotton. The Company was recently informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws (the “PAL Activities”). The Company believes that it had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

      PAL informed the Company that it voluntarily disclosed the activities to the U.S. Department of Justice Antitrust Division (the “DOJ”), and that the DOJ has launched an investigation of the activities. PAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

informed the Company that it is cooperating fully with the DOJ. If PAL violated U.S. antitrust laws, PAL could face civil liability including treble damages. It should be noted that the Antitrust Criminal Penalty Enhancement and Reform Act of 2004 (the “Act”) provides in part that an “antitrust leniency applicant” is not liable for treble damages. The Company has not yet determined if the provisions of the Act will be applicable to PAL.

      The Company accounts for its investment in PAL on the equity method of accounting and as of June 27, 2004, the Company’s carrying investment in PAL (including goodwill value) was $142.1 million. During fiscal year 2004, the Company had equity in losses relating to PAL of $6.9 million. The Company is unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material. The Company is continuing to review the circumstances surrounding PAL’s involvement in the activities.

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

19.	Subsequent Events

      On July 27, 2004, the Company announced that it will close its manufacturing operations in Letterkenny, Ireland by the end of October 2004. The cost of closing the facilities is estimated at a range of $20.0 to $24.0 million consisting primarily of severance and is expected to be recorded in the first quarter of fiscal 2005.

      On May 11, 2004, the Company entered into an agreement to acquire the hosiery yarn and texturing assets of Sara Lee Branded Apparel and to become the hosiery manufacture’s nylon supplier. Under the terms of the agreement the Company purchased certain hosiery yarn and texturing assets from Sara Lee Corporation for $2.6 million and signed a five year supply agreement. The purchase, which closed on August 6, 2004, was financed with a $1.0 million cash payment at closing and a short-term note for the balance.

20.	Quarterly Results (Unaudited)

      Quarterly financial data for the fiscal years ended June 27, 2004 and June 29, 2003 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

	(Amounts in thousands, except per share data)
2003:
Net sales	$221,530	$201,859	$219,633	$206,094
Gross profit	23,117	14,949	15,539	17,699
Net income (loss)	4,327	(2,170)	1,144	(30,478)
Earnings (losses) per share (basic)	.08	(.04)	.02	(.57)
Earnings (losses) per share (diluted)	.08	(.04)	.02	(.57)
2004:
Net sales	$180,204	$183,667	$190,915	$191,669
Gross profit	10,587	3,664	8,787	15,408
Net (loss) income	(4,562)	(9,221)	(49,992)	(6,018)
Losses per share (basic)	(0.09)	(0.18)	(.96)	(.11)
Losses per share (diluted)	(0.09)	(0.18)	(.96)	(.11)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has not changed accountants nor are there any disagreements with its accountants, Ernst & Young LLP, on accounting and financial disclosure that should be reported pursuant to Item 304 of Regulation S-K.

Item 9A.     Controls and Procedures

      The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to the Company’s management, specifically including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

      The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2004.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.     Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of Registrant and Compliance with Section 16(a) of The Exchange Act

      The information required by this item with respect to executive officers is set forth above in Item 4A. The information called for by this item with respect to Directors and Section 16 Matters is set forth in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders ( the “Proxy Statement”) under the headings “Election of Directors”, “Nominees for Election as Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance”, and is incorporated herein by reference. The information called for by this item with respect to the presence of an audit committee financial expert and the identification of the members of the Company’s Audit Committee is set forth in the Proxy Statement under the headings “Corporate Governance Matters — Audit Committee Financial Expert” and “Committees of the Board of Directors”, and is incorporated herein by reference.

Corporate Governance Guidelines and Committee Charters

      In furtherance of its longstanding goal of providing effective governance of the Company’s business for the benefit of Shareholders, the Board of Directors has adopted the Corporate Governance Guidelines. Each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee operate under written charters that have been approved by the Board of Directors. The Corporate Governance Guidelines and the committee charters are available on our website at www.unifi-inc.com under the “Investor Relations” section. In addition, print copies of the Corporate Governance Guidelines are available to any Shareholder that requests a copy. Information on the Company’s website, however, does not form a part of this Form 10-K.

Code of Business Conduct and Ethics; Ethical Business Conduct Policy Statement

      The Company has adopted a written Code of Business Conduct and Ethics applicable to members of the Board of Directors and Executive Officers (the “Code of Business Conduct and Ethics”). The Company has also adopted the Ethical Business Conduct Policy Statement (the “Policy Statement”) that applies to all employees. The Code of Business Conduct and Ethics and the Policy Statement are available on the Company’s website referenced above, under the “Investor Relations” section and print copies are available to any shareholder that requests a copy. Any amendments to or waiver of the Code of Business Conduct and Ethics will be disclosed on the Company’s website promptly following the date of such amendment or waiver. a) Directors of Registrant: The information included under the headings “Election of Directors”, “Nominees for Election as Directors”, “Beneficial Ownership of Common Stock By Directors and Executive Officers”, “Directors’ Compensation”, “Committees of the Board of Directors”, and compliance with Section 16(a) of The Securities and Exchange Act of the definitive proxy statement filed with the Commission since the close of the Registrant’s fiscal year ended June 27, 2004, and within 120 days after the close of said fiscal year, are incorporated herein by reference.

Item 11.	Executive Compensation

      The information called for by this item is set forth in the Proxy Statement under the headings “Executive Officers and their Compensation”, “Director’s Compensation”, “Employment and Termination Agreements”, “Compensation Committee InterLocks and Insider Participation in Compensation Decisions”, “Insider Transactions”, “Report of the Compensation Committee on Executive Compensation” and “Performance Graph — Shareholder Return on Common Stock”, and is incorporated herein by reference.

      For additional information regarding executive compensation reference is made to Exhibits (10k), (10l), (10m), (10n), (10q), (10r), (10s), (10t), (10u), (10v), (10x) and (10y) of this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table summarizes information as of June 27, 2004 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans:

		(b)	(c)
	(a)		Number of Securities
	Number of Shares to		Remaining Available for
	be Issued upon	Weighted-Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	4,068,002	$12.47	2,874,286
Equity compensation plans not approved by shareholders	—	—	—

Total	4,068,002	$12.47	2,874,286

      Under the terms of the 1999 Long-term Incentive Plan, the maximum number of shares to be issued was approved at 6,000,000. Of the 6,000,000 shares approved for issuance, no more than 3,000,000 can be issued as restricted stock. To date, 259,066 shares have been issued as restricted stock and are deemed to be outstanding. Any options or restricted stock that is forfeited can be reissued under the terms of the plan. The amount forfeited is included in the number of securities remaining available for future issuance in column (c) in the above table.

      The information called for by this item with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the headings “Information Relating to Principal Security Holders” and “Beneficial Ownership of Common Stock By Directors and Executive Officers”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information called for by this item is set forth in the Proxy Statement under the headings “Compensation Committee InterLocks and Insider Participation in Compensation Decisions” and “Insider Transactions”, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information called for by this item is set forth in the Proxy Statement under the heading “Audit Committee Report”, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) 1. Financial Statements

      The following financial statements and report of independent auditors are filed as a part of this Report.

Pages

Report of Independent Registered Public Accounting Firm	25
Consolidated Balance Sheets at June 27, 2004 and June 29, 2003	26
Consolidated Statements of Operations for the Years Ended June 27, 2004, June 29, 2003, and June 30, 2002	27
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended June 27, 2004, June 29, 2003, and June 30, 2002	28
Consolidated Statements of Cash Flows for the Years Ended June 27, 2004, June 29, 2003, and June 30, 2002	29
Notes to Consolidated Financial Statements	30

2. Financial Statement Schedules
II — Valuation and Qualifying Accounts	60
Parkdale America, LLC Financial Statements as of January 3, 2004 and for the year then ended	61

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

      With the exception of the information herein expressly incorporated by reference, the 2004 Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

      3. Exhibits

Exhibit
No.		Description

(2a	)	Contribution Agreement, dated June 30, 1997, by and between Parkdale Mills, Inc., Unifi, Inc., UNIFI Manufacturing, Inc., and Parkdale America, LLC, filed as Exhibit (2) to Unifi’s Form 8-K filed with the Commission on July 15, 1997, which is incorporated herein by reference.
(3a	)	Restated Certificate of Incorporation of Unifi, Inc., as amended, filed herewith.
(3b	)	Restated by-laws of Unifi, Inc., effective October 22, 2003, filed herewith.

Exhibit
No.		Description

(4a	)	Specimen Certificate of Unifi, Inc.’s common stock, filed as Exhibit 4(a) to the Registration Statement on Form S-1, (Registration No. 2-45405), which is incorporated herein by reference.
(4b	)	Unifi, Inc.’s Registration Statement for the 6 1/2% Notes due 2008, Series B, filed on Form S-4 (Registration No. 333-49243), which is incorporated herein by reference.
(4c	)	Description of Unifi, Inc.’s common stock, filed on November 5, 1998, as Item 5. (Other Events) on Form 8-K, which is incorporated herein by reference.
(10a	)	*Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992, filed as Exhibit 10(c) with the Company’s Form 10-K for the fiscal year ended June 27, 1993, and included as Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 33-53799), which are incorporated herein by reference.
(10b	)	Intentionally omitted.
(10c	)	*Unifi, Inc.’s 1996 Incentive Stock Option Plan, filed as Exhibit (10f) with the Company’s Form 10-K for the fiscal year ended June 30, 1996, which is incorporated herein by reference.
(10d	)	*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan, filed as Exhibit (10g) with the Company’s Form 10-K for the fiscal year ended June 30, 1996, which is incorporated herein by reference.
(10e	)	Credit Agreement dated as of December 7, 2001, by and among the Financial Institutions Named Therein as the Lenders, and Bank of America, N.A. as the Agent, and Unifi, Inc. and certain of its Domestic Subsidiaries as the Borrows (the “Credit Agreement”), filed as Exhibit (10e) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference.
(10f	)	Security Agreement dated as of December 7, 2001, between Unifi, Inc. and certain of its Domestic Subsidiaries and Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement, filed as Exhibit (10f) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference.
(10g	)	Letter Agreement amending the Credit Agreement dated June 12, 2002 between Unifi, Inc. and Bank of America, N.A. as Agent, filed herewith.
(10h	)	Reallocation Amendment and Assignment dated as of January 1, 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Existing Lenders, the Remaining Lenders and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit (10g) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference. .
(10i	)	Second Amendment dated as of August 6, 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Lenders, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit (10h) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.
(10j	)	Third Amendment dated December 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Lenders, and Bank of America, N.A., as Agent for the Lenders, filed herewith.
(10k	)	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002, filed as Exhibit (10g) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference.
(10l	)	*Change of Control Agreement between Unifi, Inc. and Willis C. Moore, III, dated January 23, 2002, expiring November 1, 2005, filed as Exhibit (10i) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference (similar agreements were signed by Thomas H. Caudle, Jr., Michael E. Delaney, O. Lee Gordon, Benny L. Holder, Stewart Q. Little, and Charles F. McCoy).
(10m	)	*Change of Control Agreement between Unifi, Inc. and William M. Lowe, dated January 6, 2004, expiring November 1, 2005, filed as Exhibit 10 with the Company’s Form 10-Q for the fiscal quarter ended March 28, 2004, which is incorporated herein by reference.
(10n	)	*Employment Offer Letter from Unifi, Inc. to William M. Lowe dated January 6, 2004, filed herewith.
(10o	)	*1999 Unifi, Inc. Long-Term Incentive Plan, (filed as Exhibit 99.1 to the Registration Statement on Form S-8, (Registration No. 333-43158), which is incorporated herein by reference.

Exhibit
No.		Description

(10p	)	Master Agreement POY Manufacturing Alliance between Unifi, Inc. and E.I. du Pont de Nemours and Company, dated June 1, 2000, filed as Exhibit (10o) with the Company’s Form 10-K for the fiscal year ended June 25, 2000, which is incorporated herein by reference.
(10q	)	*Employment Offer Letter from Unifi, Inc. to Michael E. Delaney dated December 8, 1999, filed as Exhibit (10o) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.
(10r	)	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and G. Alfred Webster, filed as Exhibit (10p) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.
(10s	)	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and Stewart Q. Little, filed as Exhibit (10q) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.
(10t	)	*Severance Termination Agreement effective February 29, 2004, by and between Unifi, Inc. and Stewart Q. Little, filed herewith.
(10u	)	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and Ottis “Lee” Gordon, filed as Exhibit (10r) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.
(10v	)	*Severance Agreement effective April 30, 2004, by and between Unifi, Inc. and Michael E. Delaney, filed herewith.
(10w	)	*Agreement, effective February 1, 1999, by and between Unifi, Inc. and Jerry W. Eller, filed as Exhibit (10s) with the Company’s Form 10-K for the fiscal year ended June 27, 1999, which is incorporated herein by reference.
(10x	)	*Severance Agreement effective October 31, 2003, by and between Unifi, Inc. and Willis C. Moore, III, filed as Exhibit 10 with the Company’s Form 10-Q for the quarter ended December 28, 2003, which is incorporated herein by reference.
(10y	)	*Change of Control Agreement between Unifi, Inc. and G. Alfred Webster, dated October 26, 2000, expiring November 1, 2005, filed as Exhibit (10l) with the Company’s Form 10-K for the fiscal year ended June 24, 2001, which is incorporated herein by reference.
(10z	)	Chip Supply Agreement dated June 19, 2003, by and between Unifi Manufacturing, Inc. and Nan Ya Plastics Corp., America, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.
(14a	)	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed herewith.
(14b	)	Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed herewith.
(21)		Subsidiaries of Unifi, Inc.
(23a	)	Consent of Ernst & Young LLP.
(23b	)	Consent of PricewaterhouseCoopers, LLP.
(31a	)	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31b	)	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32a	)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32b	)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* NOTE:	These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC.

September 17, 2004	By: /s/ BRIAN R. PARKE Brian R. Parke Chairman of the Board, President and Chief Executive Officer

September 17, 2004	By: /s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Vice President, Chief Operating Officer and Chief Financial Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ BRIAN R. PARKE Brian R. Parke	Chairman of the Board, President and Chief Executive Officer	September 17, 2004

/s/ G. ALFRED WEBSTER G. Alfred Webster	Director	September 17, 2004

/s/ WILLIAM J. ARMFIELD, IV William J. Armfield, IV	Director	September 17, 2004

/s/ R. WILEY BOURNE, JR. R. Wiley Bourne, Jr.	Director	September 17, 2004

/s/ CHARLES R. CARTER Charles R. Carter	Director	September 17, 2004

/s/ SUE W. COLE Sue W. Cole	Director	September 17, 2004

/s/ J.B. DAVIS J.B. Davis	Director	September 17, 2004

Kenneth G. Langone	Director	September 17, 2004

/s/ DONALD F. ORR Donald F. Orr	Director	September 17, 2004

(27)     Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to Other		Balance at
	Beginning	Costs and	Accounts —	Deductions —	End of
Description	of Period	Expenses	Describe(b)	Describe(c)	Period

	(Amounts in thousands)
Allowance for uncollectible accounts(a):
Year ended June 27, 2004	$12,268	2,297	447	(4,291)	$10,721
Year ended June 29, 2003	10,652	4,023	(1,779)	(628)	12,268
Year ended June 30, 2002	9,889	12,123	(689)	(10,671)	10,652
Valuation allowance for deferred tax assets:
Year ended June 27, 2004	$10,500	3,927	—	(1,290)	$13,137
Year ended June 29, 2003	7,800	2,700	—	—	10,500
Year ended June 30, 2002	7,800	—	—	—	7,800

Footnotes

(a)	The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts.

(b)	The allowance for doubtful accounts includes acquisition related adjustments and/or effects of currency translation from restating activity of our foreign affiliates from their respective local currencies to the U.S. dollar.

(c)	The allowance for doubtful accounts includes accounts written off which were deemed not to be collectible and customer claims paid, net of certain recoveries.

Deductions from the valuation allowance for deferred tax assets include state tax credit write-offs due to the expiration of the credits.

Parkdale America, LLC
Financial Statements
January 3, 2004 and December 28, 2002

PARKDALE AMERICA, LLC

January 3, 2004 and December 28, 2002

CONTENTS

Page(s)

Report of Independent Auditors	63
Financial Statements
Balance Sheets	64
Statements of Operations	65
Statements of Members’ Equity	66
Statements of Cash Flows	67
Notes to Financial Statements	68-76

REPORT OF INDEPENDENT AUDITORS

To the Board of Members of

Parkdale America, LLC

      In our opinion, the accompanying balance sheets and the related statements of operations, of member’s equity and of cash flows present fairly, in all material respects, the financial position of Parkdale America, LLC (the “Company”) at January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 10 to the financial statements, the Company is currently under investigation by the U.S. Department of Justice for voluntarily disclosed activities that may have resulted in violations of US antitrust laws.

/s/ PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina

March 3, 2004 except as to
Note 5 which is as of August 26, 2004

PARKDALE AMERICA, LLC

BALANCE SHEETS

January 3, 2004 and December 28, 2002

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$73,567,000	$99,973,000
Accounts receivable, less allowances of $3,740,000 and $4,399,000	61,529,000	50,176,000
Inventories	61,149,000	42,793,000
Prepaid expenses and other assets	1,039,000	1,460,000
Notes receivable	90,000	84,000
Due from affiliates, net	—	686,000

Total current assets	197,374,000	195,172,000
Property, plant and equipment, net	108,826,000	135,994,000
Assets held for sale	1,167,000	51,000
Investment in joint venture	8,755,000	8,148,000
Intangible assets, net	1,875,000	2,516,000
Derivative instruments, net	10,876,000	1,734,000
Notes receivable from joint venture	4,777,000	5,227,000
Deferred financing costs	511,000	918,000

	$334,161,000	$349,760,000

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Trade accounts payable	$13,748,000	$10,320,000
Accrued expenses	7,380,000	7,357,000
Due to affiliates, net	461,000	—
Current portion of capital lease obligations	1,640,000	1,426,000
Current portion of long-term debt	8,000,000	—

Total current liabilities	31,229,000	19,103,000
Capital lease obligations	16,952,000	18,592,000
Long-term debt	32,000,000	40,000,000
Deferred revenue	—	75,000

Total liabilities	80,181,000	77,770,000
Commitments and contingencies	—	—
Members’ equity	253,980,000	271,990,000

	$334,161,000	$349,760,000

The accompanying notes are an integral part of these financial statements.

PARKDALE AMERICA, LLC

STATEMENTS OF OPERATIONS

Years Ended January 3, 2004 and December 28, 2002

	2003	2002

Net sales	$403,600,000	$423,515,000
Cost of goods sold (Note 9)	(380,722,000)	(377,061,000)

Gross margin	22,878,000	46,454,000
General and administrative expenses (Note 9)	(19,439,000)	(18,476,000)

Income from operations	3,439,000	27,978,000
Interest expense	(4,384,000)	(4,470,000)
Interest income	1,276,000	1,855,000
Gain on derivative instruments	11,251,000	4,824,000
Equity in income (losses) of joint venture	607,000	(882,000)
Other income, net (Note 9)	843,000	2,043,000

Net income	$13,032,000	$31,348,000

The accompanying notes are an integral part of these financial statements.

PARKDALE AMERICA, LLC

STATEMENTS OF MEMBERS’ EQUITY

Years Ended January 3, 2004 and December 28, 2002

Balance, December 29, 2001	$253,912,000
Net income	31,348,000
Dividends paid	(27,527,000)
Transfer of interest in Summit	14,257,000

Balance, December 28, 2002	271,990,000
Net income	13,032,000
Dividends paid	(31,510,000)
Capital contribution for assets sold to Parkdale	468,000

Balance, January 3, 2004	$253,980,000

The accompanying notes are an integral part of these financial statements.

PARKDALE AMERICA, LLC

STATEMENTS OF CASH FLOWS

Years Ended January 3, 2004 and December 28, 2002

	2003	2002

Cash flows from operating activities
Net income	$13,032,000	$31,348,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,671,000	35,884,000
(Gain) loss on disposals of property, plant and equipment	(38,000)	201,000
Gain on derivative instruments	(9,142,000)	(3,222,000)
Equity in (income) losses of joint venture	(607,000)	882,000
Losses on write-downs of inventories	5,107,000	62,000
Changes in operating assets and liabilities
Accounts receivable, net	(11,353,000)	(4,249,000)
Notes receivable	(6,000)	712,000
Due to/from affiliates, net	1,557,000	1,092,000
Inventories	(23,463,000)	22,374,000
Prepaid expenses and other	421,000	(1,340,000)
Trade accounts payable	3,241,000	(857,000)
Accrued expenses	23,000	1,969,000
Deferred revenue	(75,000)	75,000

Net cash provided by operating activities	8,368,000	84,931,000

Cash flows from investing activities
Purchases of property, plant and equipment	(2,663,000)	(5,562,000)
Proceeds from disposals of property, plant and equipment	375,000	1,408,000
Proceeds from notes receivable from affiliates	450,000	—

Net cash used in investing activities	(1,838,000)	(4,154,000)

Cash flows from financing activities
Dividends paid	(31,510,000)	(27,527,000)
Increase in deferred financing costs	—	(62,000)
Capital lease payments	(1,426,000)	(947,000)

Net cash used in financing activities	(32,936,000)	(28,536,000)

Increase (decrease) in cash and cash equivalents	(26,406,000)	52,241,000
Cash and cash equivalents, beginning of year	99,973,000	47,732,000

Cash and cash equivalents, end of year	$73,567,000	$99,973,000

Supplemental disclosure of cash flow information —
Cash paid during the year for interest	$4,398,000	$4,530,000

Supplemental disclosure of noncash activities —
Transfer of investment in Summit from Parkdale	$—	$14,257,000

Capitalized items included in accounts payable	$187,000	$—

Capital contribution for assets sold to Parent company	$468,000	$—

Fixed asset transfers to affiliate, net	$59,000	$—

The accompanying notes are an integral part of these financial statements.

PARKDALE AMERICA, LLC

NOTES TO FINANCIAL STATEMENTS

January 3, 2004 and December 28, 2002

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

      Effective January 15, 2002, Parkdale transferred its ownership in Summit Yarn Joint Venture (“Summit”) to the Company. Summit is a joint venture with Burlington Industries, Inc., whereby each company agreed to contribute certain assets and cash for the purpose of constructing, operating and managing a yarn manufacturing facility located in Mexico. The investment was transferred at Parkdale’s historical basis of $14,257,000, which included notes receivable from Summit totalling $5,227,000.

Operations

      The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. The Company has 15 manufacturing facilities primarily located in central and western North Carolina.

Fiscal Year

      The Company’s fiscal year ends the Saturday nearest to December 31. The Company’s fiscal years ended January 3, 2004 and December 28, 2002, which contained 53 weeks and 52 weeks, respectively.

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

Cash Equivalents

      The Company considers all highly-liquid investments with a maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major banks which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes risk of loss to be remote.

Concentration of Credit Risk

      Substantially all of the Company’s accounts receivable are due from companies in the textile and apparel markets located primarily throughout North America. In addition, the Company maintains factoring arrangements with a financial institution (see Note 2). The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific

PARKDALE AMERICA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

customers, historical trends and other information. Bad debt write-offs totalled $1,703,000 and $2,125,000, net of recoveries of $190,000 and $81,000, for the years ended January 3, 2004 and December 28, 2002, respectively. Sales to two customers accounted for approximately 20% and 19% of total sales in 2003 and 2002, respectively, under a long-term contract with the Company. As of January 3, 2004, accounts receivable for two customers comprises 24% of total gross accounts receivable outstanding.

Property, Plant and Equipment

      Assets contributed from Parkdale were transferred to the Company at Parkdale’s historical net book value. Assets contributed from Unifi were recorded at fair value which Company management has represented approximated net book value at June 30, 1997. All subsequent additions to property, plant and equipment are recorded at cost. Provisions for repairs and maintenance, which do not extend the life of the applicable assets, are expensed. Provisions for depreciation are determined principally by an accelerated method over the estimated useful lives of the assets. The following is a summary:

	Useful Lives	2003	2002

Land and land improvements	15 years	$4,630,000	$4,630,000
Buildings	15-39 years	105,033,000	104,806,000
Machinery and equipment	5-9 years	458,887,000	474,743,000
Office furniture and fixtures	5-7 years	8,160,000	8,230,000
Construction-in-progress		666,000	465,000

		577,376,000	592,874,000
Less accumulated depreciation		(468,550,000)	(456,880,000)

Property, plant and equipment, net		$108,826,000	$135,994,000

      Depreciation expense for years ended January 3, 2004 and December 28, 2002 was $28,623,000 and $34,884,000, respectively.

Impairment of Long-Lived Assets

      The Company evaluates long-lived assets to determine impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values.

Cotton Rebate Program

      The Company receives a rebate from the U.S. Government for consuming cotton grown in the United States. The rebate is based on the pounds of cotton consumed and the difference between U.S. and foreign cotton prices. Rebate income, included as a reduction to cost of goods sold in the accompanying statements of income amounted to $17,654,000 and $6,872,000 for the years ended January 3, 2004 and December 28, 2002, respectively. The receivable associated with this rebate amounted to $241,000 and $1,344,000 as of January 3, 2004 and December 28, 2002, respectively, and was included in accounts receivable in the accompanying balance sheets.

Deferred Financing Costs

      Deferred financing costs relate to debt agreements entered into on October 31, 2001 (see Note 5). Financing costs consist primarily of commitment fees, legal fees and other direct costs incurred to obtain debt financing. These costs are amortized over the applicable terms of the debt agreements.

PARKDALE AMERICA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Intangible Assets

      The Company reviews intangible assets for impairment annually, unless specific circumstances indicate that a more timely review is warranted. Intangible assets subject to amortization consisted primarily of customer lists acquired and are being amortized over the terms of the agreements, principally five years.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” FIN No. 46 provides criteria for determining whether the financial statement issuer must consolidate other entities in its financial statements. The provisions of FIN No. 46 are effective for entities created before December 31, 2003 and for financial statements for fiscal years beginning after December 15, 2004. For entities created after December 31, 2003, the provisions of FIN No. 46 will be effective as of the date they first become involved with the certain entity. The Company does not expect a material impact on its financial position, results of operations, or cash flows upon the adoption of FIN No. 46.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this statement did not have a material effect on the Company’s financial statements.

Reclassifications

      Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Factoring Arrangements

      The Company has entered into factoring arrangements whereby certain of its receivables are sold on a preapproved, nonrecourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangements, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. Approximately 9% and 12% of accounts receivable were factored at January 3, 2004 and December 28, 2002, respectively. The Company had no advances from the factors outstanding at January 3, 2004 and December 28, 2002.

PARKDALE AMERICA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Inventories

      Inventories are stated at lower of cost or market. Cost is determined using the specific identification method for raw material inventories and the moving-average method for yarn-in-process and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of the following as of January 3, 2004 and December 28, 2002:

	2003	2002

Cotton and synthetics	$41,582,000	$24,260,000
Yarn-in-process	5,015,000	3,650,000
Finished yarn	13,749,000	13,806,000
Supplies	803,000	1,077,000

Total inventories	$61,149,000	$42,793,000

      Inventory at January 3, 2004 has been reduced by a reserve of $5,100,000 related to a reduction in the value of cotton on hand.

4.	Income Taxes

      The Company is a Limited Liability Company treated as a partnership for federal and state income tax reporting purposes. As a result, the Company’s results of operations are included in the income tax returns of its individual members. Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.

5.	Debt

      On October 31, 2001, the Company authorized the issue and sale of $40,000,000 Senior Secured Notes (the Notes) due October 31, 2008, at a fixed interest rate of 6.82% to four insurance and finance companies. Interest payments are due on a semi-annual basis, beginning April 30, 2002. Beginning October 31, 2004, the Company is required to pay principal amounts of $8,000,000 annually until the maturity date for the Notes. The Note Purchase Agreement contains certain penalties for prepayment of the Notes. The carrying value of the Notes approximates their fair value as of January 3, 2004.

      The future maturities of the Notes are as follows:

2004	$8,000,000
2005	8,000,000
2006	8,000,000
2007	8,000,000
2008	8,000,000

40,000,000
Less: current portion	(8,000,000)

Long-term portion	$32,000,000

Lines of Credit

      In connection with the issuance of the Notes on October 31, 2001, the Company entered into an agreement for a line of credit with a group of banks, which provides for borrowings up to $90,000,000. Borrowings under this agreement bear interest at either the prime rate plus an applicable margin or a

PARKDALE AMERICA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

LIBOR rate plus an applicable margin, as chosen by the Company. The termination date of this agreement is October 31, 2004 at which time the Company plans to renew the agreement. At January 3, 2004 and December 28, 2002, there were no amounts outstanding under this agreement. Subsequent to January 3, 2004, the line of credit was amended to reduce the line to $50,000,000 and to change the termination date to December 31, 2004.

Loan Covenants

      The Company’s debt agreements contain restrictive covenants which, among other things, require the maintenance of minimum levels of cash flow coverage and net worth, restrict payments of dividends and limit unsecured borrowings. For the year ended January 3, 2004, the Company was not in compliance with certain debt covenants related to the $90,000,000 line of credit which had no amounts outstanding at January 3, 2004. The Company expects to obtain a waiver from the lenders, and the Company expects to meet the covenants at future determination dates.

6.	Derivative Instruments

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statements 137, 138, and 149 in June 1999, June 2000, and April 2003, respectively. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. During fiscal 2001, the Company adopted SFAS No. 133. The Company uses interest rate swap agreements to manage the risk that changes in interest rates will affect the amount of future interest payments. The differential paid or received under these agreements is recognized as an adjustment to interest expense. These agreements are required to be recognized at their fair value in the accompanying balance sheet.

      As of January 3, 2004 and December 28, 2002, the Company was a party to the following interest rate swap agreements with a bank:

Notional amount	$30,000,000	$40,000,000
Payment rate	5% fixed	one-month LIBOR
Receipt rate	one-month LIBOR	4.24%
Inception date	3/7/01	11/21/01
Expiration date	3/12/04	10/12/08
Estimated fair value as of December 28, 2002	$(1,339,000)	$1,722,000
Estimated fair value as of January 3, 2004	(293,000)	939,000

      The estimated fair values of the agreements are the estimated amounts that the Company would pay or receive to terminate these agreements at the reporting date, taking into account current interest rates. The estimated fair values do not necessarily reflect the potential income or loss that would be realized on an actual settlement of the agreements. The Company did not apply hedge accounting treatment and has recorded the unrealized gains and losses in the statements of income.

      In addition, the Company enters into forward contracts for cotton purchases, which qualify as derivative instruments under SFAS No. 133. However, these contracts meet the applicable criteria to qualify for the

PARKDALE AMERICA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

“normal purchases or normal sales” exemption. Therefore, the provisions of SFAS No. 133 are not applicable to these contracts.

      The Company enters into futures contracts for cotton purchases, which qualify as derivative instruments under SFAS No. 133. These contracts are used to economically hedge against rising cotton prices. The Company does not apply hedge accounting for these contracts and records these instruments at their fair value of $10,230,000 and $1,350,000 in the accompanying balance sheets as of January 3, 2004 and December 28, 2002, respectively. At January 3, 2004 and December 28, 2002, all realized and unrealized gains and losses, resulting from these derivatives, are reflected in the accompanying statements of income as a component of gain (loss) on derivative instruments. Subsequent to January 3, 2004, the fair value of the Company’s cotton futures declined substantially due to falling cotton prices.

7.	Investment in Summit Yarn Joint Venture

      On June 4, 1998, Parkdale and Burlington Industries, Inc. (Burlington) entered into a Joint Venture and Contribution Agreement (the Agreement) whereby Parkdale and Burlington agreed to contribute certain assets and cash for the purpose of constructing, operating and managing a yarn manufacturing facility, (the Joint Venture), which qualifies under the “Maquiladora” program in accordance with applicable Mexican law, and for the marketing and sale of yarn manufactured by the Joint Venture, Summit Yarn, LLC (Summit). Additionally, Parkdale directly paid for certain training and travel costs incurred by Summit. The Agreement expires in 2018 and has stated renewal options. In exchange for their respective contributions, Parkdale and Burlington each received a 50% ownership interest in Summit. Effective January 15, 2002, Parkdale transferred its ownership in Summit to the Company. The Company accounts for its investment in Summit based on the equity method of accounting.

      Concurrent with the formation of Summit, Parkdale and Burlington formed Summit Yarn Holding I, which served as the holding company for Parkdale’s and Burlington’s investment in various Mexican corporations, related to the Joint Venture. Parkdale and Burlington each received a 50% ownership interest in Summit Yarn Holding I. Effective January 15, 2002, Parkdale transferred its ownership in Summit Yarn Holding I to the Company. The Company accounts for its investment in Summit Yarn Holding I based on the equity method of accounting.

8.	Defined Contribution Plan

      The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company recognized expense for this plan of $486,000 and $572,000 during the years ended January 3, 2004 and December 28, 2002, respectively.

9.	Related Party Transactions

Cotton Purchases and Commitments

      During fiscal 2003 and 2002, the Company sold cotton at cost to Parkdale amounting to $1,204,000 and $4,558,000, respectively. During fiscal 2003 and 2002, Parkdale sold cotton at cost to the Company amounting to $1,908,000 and $10,156,000, respectively.

      During fiscal 2002, the Company sold cotton at cost to Magnolia Manufacturing Company (Magnolia), a related company owned by certain of Parkdale’s stockholders, amounting to $5,363,000. Effective December 29, 2002, Magnolia Manufacturing Company merged with Parkdale; therefore, there were no cotton sales to this entity during fiscal 2003.

PARKDALE AMERICA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The cost of cotton transferred between the Company, Parkdale and Magnolia is determined on a specific identification basis for each cotton bale sold or purchased.

      The Company purchased cotton through a related entity of which Parkdale owns 50% totalling $65,051,000 and $45,157,000 for the year ended January 3, 2004 and December 28, 2002, respectively.

      As is industry practice, the Company had unfulfilled yarn sales contracts at varying prices at January 3, 2004 and December 28, 2002. The Company also had unfulfilled cotton purchase commitments at January 3, 2004 for approximately 279,000,000 pounds of cotton to be used in the production process at varying prices.

Shared Expenses Allocation

      The Company and Parkdale share certain accounting and administrative expenses. Parkdale and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. The total net cost of these expenses charged to the Company amounted to approximately $16,759,000 and $15,077,000 for the years ended January 3, 2004 and December 28, 2002, respectively.

Due from to Affiliates

      Due from (to) affiliates consists of the following as of January 3, 2004 and December 28, 2002:

	2003	2002

Due to Magnolia	$—	$(201,000)
Due from Summit	579,000	264,000
Due from (to) Parkdale	(1,097,000)	645,000
Due from (to) Alliance Real Estate III	57,000	(22,000)

	$(461,000)	$686,000

      The due to/from amounts result from intercompany charges related to inventory purchases, accounts receivable collections and the administrative expense allocation.

Notes Receivable from Joint Venture

      In connection with the transfer of Parkdale’s interest in Summit to the Company, the Company assumed notes receivable from Summit in the amount of $3,550,000, which bears interest at 5.5% and $1,677,000, which bears interest at 5.7%. At January 3, 2004, there was $3,325,000 and $1,452,000 outstanding on the notes receivable.

      The maturity date of the notes is December 1, 2005. Interest income earned on balances due from Summit amounted to $283,000 and $297,000 for the year ended January 3, 2003 and December 28, 2002, respectively.

Air Jet Acquisition

      In September 1998, the Company purchased certain assets of the air jet operations of a related party. The total intangible assets associated with the Air Jet Acquisition was $4,275,000 and total accumulated amortization amounted to $2,400,000 at January 3, 2004. Amortization expense for the years ended January 3, 2004 and December 28, 2002 was $641,000 and $594,000, respectively.

PARKDALE AMERICA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fixed Asset Transfers and Sales

      During the years ended January 3, 2004 and December 28, 2002, Parkdale transferred, at net book value, fixed assets of $67,000 and $17,000, respectively to the Company, which was settled by cash payment during the year. During the years ended January 3, 2004 and December 28, 2002, the Company also transferred, at net book value, fixed assets of $8,000 and $45,000, respectively to Parkdale. No gain or loss was recognized on these transfers.

      During the year ended January 3, 2004, the Company sold, at fair value, fixed assets of $524,000 to Parkdale, which will be settled for cash. As this transaction occurred between entities under common control, the difference between net book value and fair value was considered a capital contribution for assets sold to Parent of $468,000.

Other

      During the year ended December 28, 2002, Parkdale reimbursed the Company for certain expenses incurred relating to Summit. The income was recorded in other income (expense) in the consolidated statements of income totalling $2,036,000. During 2003, there were no such reimbursements relating to Summit.

      The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale. Total sales amounted to $215,000 and $461,000 for the years ended January 3, 2004 and December 28, 2002, respectively.

10.	Commitments and Contingencies

Capital Leases

      The Company maintains a lease agreement with a bank. The lease term ends in January 2013, with an option to purchase the assets in 2006 for 69.55% of the aggregate acquisition cost.

      Future minimum lease payments under this financing at January 3, 2004 are as follows:

2004	$2,884,000
2005	2,884,000
2006	2,884,000
2007	2,884,000
2008	2,884,000
Thereafter	10,568,000

Total minimum lease payments	24,988,000
Less — amounts representing interest	6,396,000

Present value of net minimum lease payments	18,592,000
Less — current portion	1,640,000

$16,952,000

      Lease interest expense for the years ended January 3, 2004 and December 28, 2002 was $1,296,000 and $1,386,000, respectively. The net book value of the assets covered under this capital lease amounted to $14,507,000 and $16,119,000 as of January 3, 2004 and December 28, 2002, respectively. The fair value of the Company’s capital lease obligations approximates carrying value because the interest rate for the obligations is comparable to the Company’s estimated long-term borrowing rate.

PARKDALE AMERICA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Operating Leases

      The Company has entered into operating leases for various vehicles and office equipment. At January 3, 2004, future minimum lease payments during the remaining noncancelable lease terms are as follows:

2004	$586,000
2005	468,000
2006	274,000
2007	157,000
2008	102,000

$1,587,000

      Rent expense for the years ended January 3, 2004 and December 28, 2002 was $569,000 and $586,000, respectively.

Contingencies

      The Company is currently under investigation by the Department of Justice (“DOJ”) for voluntarily self-disclosed activities that may have resulted in violations of US antitrust laws. The Company is acting in full cooperation with the DOJ. Because of the early stage of this investigation, the Company presently is unable to determine the ultimate cost that will be incurred in connection with this contingency. While the ultimate impact of this matter cannot be determined, the Company believes the damages incurred, if any, will not materially impact the Company’s ability to fund its operations and satisfy its obligations.

      The Company is also involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition or the results of operations of the Company.

Other

      During the year ended January 3, 2004, the Company recorded settlement gains on certain litigation. The income of $742,000 was recorded in other income (expense) in the consolidated statements of income.