Form 10-Q
period 2004-09-26
UNIFI INC
filed 2004-11-05
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-10542

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

Yes ☒      No ☐

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 1, 2004 was 52,113,604.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended September 26, 2004

Part. I Financial Information

Item 1. Financial Statements

UNIFI, INC.

Condensed Consolidated Balance Sheets

	September 26,	June 27,
	2004	2004
	(Unaudited)	(Note)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,726	$65,221
Receivables, net	129,514	125,949
Inventories	117,870	116,995
Deferred income taxes	13,721	12,237
Assets held for sale	13,225	13,899
Other current assets	10,129	10,657

Total current assets	330,185	344,958

Property, plant and equipment	1,055,722	1,044,548
Less: accumulated depreciation	(723,551)	(702,989)

	332,171	341,559
Investments in unconsolidated affiliates	165,124	163,941
Other noncurrent assets	19,861	22,077

Total assets	$847,341	$872,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,311	$75,504
Accrued expenses	45,250	44,850
Income taxes payable	2,142	1,523
Current maturities of long-term debt and other current liabilities	8,820	8,497

Total current liabilities	126,523	130,374

Long-term debt and other liabilities	264,103	263,779
Deferred income taxes	67,968	71,921
Minority interests	4,371	4,560
Commitments and contingencies Shareholders’ equity:
Common stock	5,211	5,211
Capital in excess of par value	119	127
Retained earnings	414,964	437,519
Unearned compensation	(185)	(228)
Accumulated other comprehensive loss	(35,733)	(40,728)

	384,376	401,901

Total liabilities and shareholders’ equity	$847,341	$872,535

Note: The balance sheet at June 27, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Quarters Ended
	September 26,	September 28,
	2004	2003
	(Amounts in thousands, except per share data)
Net sales	$180,155	$163,721
Cost of sales	169,595	152,262
Selling, general & administrative expense	9,514	12,423

Operating profit (loss)	1,046	(964)
Interest expense	4,667	4,741
Interest income	(413)	(742)
Other expense, net	458	576
Equity in earnings of unconsolidated affiliates	(1,117)	(257)
Minority interest income	(188)	(955)

Loss before income tax benefit	(2,361)	(4,327)
Benefit for income taxes	(1,105)	(1,730)

Loss from continuing operations	(1,256)	(2,597)
Discontinued operations – net of tax	(21,299)	(1,965)

Net loss	$(22,555)	$(4,562)

Earnings (losses) per common share:
Net loss from continuing operations – basic and diluted	$(.02)	$(.05)

Net loss from discontinued operations – basic and diluted	$(.41)	$(.04)

Net loss – basic and diluted	$(.43)	$(.09)

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Quarters Ended
	September 26,	September 28,
	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(1,256)	$(2,597)
Adjustments to reconcile net income to net cash provided by operating activities:
Net earnings of unconsolidated equity affiliates, net of distributions	(1,117)	(118)
Depreciation	12,675	14,773
Amortization	307	322
Net gain on asset sales	(337)	—
Deferred income tax	(5,406)	(2,227)
Provision for bad debt and quality claims	820	482
Other noncurrent assets	4,109	—
Other	(292)	1,405
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(8,328)	(3,937)

Net cash provided by operating activities	1,175	8,103

Investing activities:
Capital expenditures	(1,551)	(2,257)
Strategic investment costs	(1,145)	(332)
Investment in foreign restricted assets	(1,261)	(404)
Collection of notes receivable	101	94
Issuance of notes receivable	(139)	—
Proceeds from sale of capital assets	368	—
Other	(9)	99

Net cash used in investing activities	(3,636)	(2,800)

Financing activities:
Purchase and retirement of Company stock	(2)	(7,458)
Other	983	(911)

Net cash provided by (used in) financing activities	981	(8,369)

Discontinued operations and net change in assets held for sale	(20,485)	(536)
Effect of exchange rate changes on cash and cash equivalents	2,470	(936)

Net decrease in cash and cash equivalents	(19,495)	(4,538)
Cash and cash equivalents at beginning of period	65,221	76,801

Cash and cash equivalents at end of period	$45,726	$72,263

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

Except as noted with respect to the balance sheet at June 27, 2004, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 26, 2004, and the results of operations and Condensed Consolidated Statements of Cash Flows for the periods ended September 26, 2004 and September 28, 2003. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	September 26,	June 27,
	2004	2004
Raw materials and supplies	$55,933	$53,335
Work in process	9,718	9,688
Finished goods	52,219	53,972

	$117,870	$116,995

3.	Income Taxes

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company’s income tax benefit from continuing operations for both current and prior year periods is different from the U.S. statutory rate primarily due to income from certain foreign operations being taxed at lower effective rates. The amount of tax expense included in discontinued operations net of tax for the current and prior year quarters was $13,000 and $14,000, respectively.

4.	Comprehensive Loss

Comprehensive loss amounted to $17.6 million for the first quarter of fiscal 2005 and $5.7 million for the first quarter of fiscal 2004 and was comprised of net loss and foreign translation adjustments for both periods. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

5.	Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended
	September 26,	September 28,
	2004	2003
Net loss from continuing operations applicable common for common shareholders	$(1,256)	$(2,597)
Net loss from discontinued operations applicable for common shareholders	(21,299)	(1,965)

Total net loss available for common shareholders	$(22,555)	$(4,562)

Weighted average outstanding shares of common stock (basic and diluted)	52,077	52,746

6.	Segment Disclosures

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. During the third quarter of fiscal 2004, the Company formalized its initiative to develop a sourcing business. Activities relating to the sourcing business prior to the third quarter are immaterial and are included in Other (income) expense on the Company’s Condensed Consolidated Statements of Operations. Following is the Company’s selected segment information for the quarters ended September 26, 2004, and September 28, 2003 (amounts in thousands):

	Polyester	Nylon	Sourcing	Total
Quarter ended September 26, 2004:
Net sales to external customers	$122,795	$56,763	597	$180,155
Intersegment net sales	909	1,440	—	2,349
Segment operating income (loss)	3,027	44	(297)	2,774
Depreciation and amortization	7,972	3,712	—	11,684
Total assets	449,959	182,293	1,738	633,990
Quarter ended September 28, 2003:
Net sales to external customers	$118,500	$45,221	$—	$163,721
Intersegment net sales	1,287140	2,319	—	3,606
Segment operating loss	(608)	(2,000)	—	(2,608)
Depreciation and amortization	10,149	3,547	—	13,696
Total assets	509,276	184,787	—	694,063

	For the Quarters Ended
	September 26,	September 28,
	2004	2003
Reconciliation of segment operating income to net income before income taxes from continuing operations:
Reportable segments operating income (loss)	$2,774	$(2,608)
Net standard cost adjustment to LIFO	(1,482)	2,108
Unallocated operating expenses	(246)	(464)

Consolidated operating income (loss)	1,046	(964)
Interest expense, net	4,254	3,999
Other (income) expense, net	458	576
Equity in earnings of unconsolidated affiliates	(1,117)	(257)
Minority interest income	(188)	(955)

Loss from continuing operations	$(2,361)	$(4,327)

For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment transfers of yarn, fiber costing, the provision for bad debts, certain unallocated selling, general and administrative expenses and capitalization of property, plant and equipment costs.

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (“LIFO”) method, an adjustment is made at the corporate level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $0.8 million and $0.5 million for the current and prior year quarters, respectively. Segment operating income also excludes certain unallocated manufacturing and selling general and administrative expenses. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The total assets for the polyester segment decreased from $471.1 million at June 27, 2004 to $450.0 million at September 26, 2004 due primarily to decreases in cash, accounts receivable, inventories, fixed assets, and other non-current assets of $6.9 million, $3.0 million, $2.5 million, $5.3 million and $4.1 million, respectively. The total assets for the nylon segment increased from $181.3 million at June 27, 2004 to $182.3 million at September 26, 2004 due primarily to accounts receivable and inventories increasing by $1.2 million and $2.7 million, respectively, offset by a decrease in fixed assets of $3.6 million.

7.	Stock-Based Compensation

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

Net income (loss) on a pro forma basis assuming SFAS 123 had been applied would have been as follows:

	For the Quarters Ended
	September 26,	September 28,
	2004	2003
Net loss as reported	$(22,555)	$(4,562)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,361)	(736)

Pro forma net loss	$(23,916)	$(5,298)

Earnings (losses) per share:
Basic – as reported	$(.43)	$(.09)
Basic – pro forma	$(.46)	$(.10)
Diluted – as reported	$(.43)	$(.09)
Diluted – pro forma	$(.46)	$(.10)

The fair value and related compensation expense of all options were calculated as of the issuance date using the Black-Scholes model.

Effective June 28, 2004, the Board authorized the issuance of approximately 2.0 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options vest one-third immediately, one-third on June 28, 2005 and one-third on June 28, 2006.

8.	Derivative Financial Instruments

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
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January 2005 and June 2005, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 26,	June 27,
	2004	2004
Foreign currency purchase contracts:
Notional amount	$2,022	$3,660
Fair value	2,016	3,642

Net loss	$6	$18

Foreign currency sales contracts:
Notional amount	$15,182	$18,833
Fair value	15,366	19,389

Net loss	$184	$556

For the quarters ended September 26, 2004 and September 28, 2003, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million and $0.2 million, respectively.

9.	Investments in Unconsolidated Affiliates

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture UNIFI-SANS Technical Fibers, LLC or (“USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the North American Free Trade Agreement and Caribbean Basin Initiative markets.

During the first quarter of fiscal 2005, a test of the recoverability of USTF’s long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future Condensed Consolidated Statements of Cash Flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F Industries Ltd (“UNF”). The joint venture produces approximately 16.0 million pounds of nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. Production and shipping of POY from this facility began in March 2001. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

On June 30, 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. See Footnote 15 “Commitments and Contingencies” for further information regarding this investment.

Condensed balance sheet and income statement information as of September 26, 2004, and for the quarter ended September 26, 2004, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

September 26,
2004
Current assets	$215,767
Noncurrent assets	145,017
Current liabilities	35,928
Shareholders’ equity and capital accounts	270,023

Quarter Ended
September 26, 2004
Net sales	$123,480
Gross profit	10,296
Income from operations	4,340
Net income	3,060

10.	Consolidation and Cost Reduction Efforts

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is June 2005.

During fiscal year 2004, the Company recorded a restructuring charge of $27.7 million which consisted of $7.8 million of employee severance costs for approximately 280 management and production level employees, $12.1 million of fixed asset write-offs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina and other consolidation related costs of $2.1 million which primarily relate to various plant closures. Severance payments are being made in accordance with various plan terms and the expected completion date is July 2005.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the three months ended September 26, 2004 (amounts in thousands):

	Balance at	Fiscal 2005	Fiscal 2005	Fiscal 2005	Balance at
	June 27, 2004	Charge	Adjustments	Amount Used	September 26, 2004
Accrued severance	$2,949	$60	$115	$(1,036)	$2,088
Accrued restructuring	$6,654	$154	$(760)	$(253)	$5,795

11.	Retirement Plan

The Company’s subsidiary in Ireland maintains a defined benefit plan (“the DB Plan”) that covers substantially all of its employees and is funded by both employer and employee contributions. The plan provides defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement.

On July 28, 2004, the Company announced the closure of its European manufacturing operations, and as a result, a plan curtailment charge of $9.1 million was recorded and is included in the line item Discontinued operations — net of tax in the Condensed Consolidated Statements of Operations. See Footnote 14 “Discontinued Operations” for further discussion of the closure.

The net periodic pension expense recognized in the first quarter ended September 26, 2004 was as follows (amounts in thousands):

September 26,
2004
Pension expense:
Service cost	$245
Interest costs	490
Expected return on plan assets	(490)
Plan curtailment	9,073

Net periodic pension expense	$9,318

No contributions were made to the DB Plan during the first quarter of fiscal year 2005, however, the Company anticipates contributing $0.3 million during fiscal year 2005 and $5.2 million during the first half of fiscal year 2006 as the plan is expected to be terminated.

12.	Alliance

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (“DuPont”) initiated a manufacturing alliance. The intent of the alliance was to optimize the Company’s and DuPont’s POY manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under its terms, DuPont and the Company cooperatively ran their polyester filament manufacturing facilities as a single operating unit. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization.

At termination of the Alliance or at any time after June 1, 2005, INVISTA had the right but not the obligation to sell to Unifi (a “Put”) and Unifi had the right but not the obligation to purchase from INVISTA (a “Call”), INVISTA’s U.S. polyester filament business for a price based on a mutually agreed fair market value within a range of $300.0 million to $600.0 million. In the event that the Company does not purchase the INVISTA U.S. polyester filament business, INVISTA would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million.

Dupont’s subsidiary, Invista, Inc., held Dupont’s textiles and interiors assets and businesses which included the Alliance assets. Such assets and businesses were subsequently sold to subsidiaries of Koch Industries, Inc. (“Koch”). Accordingly, INVISTA S.a.r.l. (“INVISTA”), a subsidiary of Koch, and the Company continued to own and operate their respective sites and employees remained with their respective employers through September 29, 2004.

Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester filament manufacturing assets, including inventories, for approximately $22.5 million which terminated the Alliance Master Agreement eliminating the Put and Call provisions of that agreement and releasing all claims relating to Alliance disputes among the parties. See Footnote 16 “Subsequent Events” for further information.

During the quarters ended September 26, 2004 and September 28, 2003, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $8.4 million and $9.6 million, respectively.

13.	Bank Debt

The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.

As of September 26, 2004, the Company had no outstanding borrowings and had availability of approximately $71.7 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at September 26, 2004, was 4.8%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0.

14.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices (the “Division”). The manufacturing operations ceased October 31, 2004. Management expects that the shutdown process should be substantially completed during the third quarter of fiscal year 2005, and the assets held for sale are expected to be sold by the end of the fiscal year 2005. Management also expects that the proceeds from the sale of the plant, property and equipment will exceed the carrying value of $13.2 million as of September 26, 2004. In accordance with SFAS No. 144, the assets held for sale are segregated in the Condensed Consolidated Balance Sheets, and the discontinued operations are segregated in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations for all periods presented in this report. The assets held for sale have been reported in the Company’s polyester segment. Results of operations of the Division for the first quarter ended September 26, 2004 and September 28, 2003 were as follows (amounts in thousands):

	September 26,	September 28,
	2004	2003
Net sales	$11,246	$16,481

Loss from operations before income taxes	$(2,492)	$(1,951)
Restructuring charges	(18,794)	—

Loss from discontinued operations before income taxes	(21,286)	(1,951)
Income tax expense	13	14

Net loss from discontinued operations – net of tax	$(21,299)	$(1,965)

15.	Commitments and Contingencies

The Company maintains a 34% interest in PAL, a private company, which manufactures and sells open-end and air jet spun cotton. The Company was informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws (the “PAL Activities”). The Company believes that it had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

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

The Company accounts for its investment in PAL on the equity method of accounting and as of September 26, 2004, the Company’s carrying investment in PAL (including goodwill value) was $142.8 million. During the three months ended September 26, 2004, the Company had equity in earnings relating to PAL of $0.8 million. The Company remains unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.

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

On September 30, 2004, the Company completed its acquisition of the INVISTA polyester filament manufacturing assets located in Kinston, North Carolina, including inventories, valued at approximately $22.5 million which was seller financed. The acquisition resulted in the termination of the Alliance Master Agreement which eliminated the Put and Call provisions of that agreement and released all claims relating to Alliance disputes among the parties.

On October 19, 2004, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility in Kinston, North Carolina. The two production lines are scheduled to be curtailed in December 2004 and March 2005. The cost associated with the terminations is estimated to be within a range of $9 - $11 million, and it is management’s opinion that this cost will be recorded as an opening balance sheet liability.

On October 21, 2004, the Company announced during its quarterly conference call that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“Sinopec”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in Sinopec’s facilities in Yizheng, Jiangsu Province, China. Unifi anticipates owning a 50% equity interest in the venture which will require an investment of approximately $30.0 million. Management expects that due diligence will not be completed and the required regulatory approvals will not be granted until the fourth quarter of fiscal year 2005 or the first quarter of fiscal year 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

General Overview

The Company conducts its business through three reporting segments, Polyester, Nylon and Sourcing, each of which operates on a global basis. The polyester segment primarily manufactures its products in Brazil, South America and the United States, which has the largest operations and number of locations. The Nylon segment consists of operations in the United States and Colombia, South America. The Sourcing segment is a new business initiative that operates out of Unifi’s corporate office in Greensboro, North Carolina.

The textile industry in the United States continues to remain challenging primarily due to the importation of garments and fabrics from lower wage-based countries and over capacity throughout the world. These two factors have resulted in a declining market for the Company domestically and overseas, which has resulted in lower gross margins for both the polyester and nylon segments.

The Company’s primary objective is to return to profitability. During fiscal 2004, and as a result of lower volumes, the Company announced restructuring plans in the third quarter. The March restructuring plan included the closure of a dyeing operation in England and an air-jet texturing operation in North Carolina, the consolidation of plants in Ireland, and a reduction in the domestic workforce. During the first quarter of fiscal year 2005, the Company announced its plan to close the polyester manufacturing operation in Ireland and related sales offices located throughout Europe.

		% to		% to		% to		% to
	Polyester	Sales	Nylon	Sales	Sourcing	Sales	Total	Sales
	(Amounts in thousands, except % to sales data)
Fiscal 2005
Net sales	$122,795	100.0	$56,763	100.0	$597	100.0	$180,155	100.0
Cost of sales	113,306	92.3	53,946	95.0	700	117.3	167,952	93.2

Gross profit (loss)	9,489	7.7	2,817	5.0	(103)	—	12,203	6.8
Selling, general and admin.	6,462	5.3	2,773	4.9	194	32.5	9,429	5.2

Operating profit (loss)	$3,027	2.5	$44	0.1	$(297)	—	$2,774	1.5
Fiscal 2004
Net sales	$118,500	100.0	$45,221	100.0	$—	—	$163,721	100.0
Cost of sales	109,823	92.7	44,201	97.7	—	—	154,024	94.1

Gross profit	8,677	7.3	1,020	2.3	—	—	9,697	5.9
Selling, general and admin.	9,285	7.8	3,020	6.7	—	—	12,305	7.5

Operating loss	$(608)	—	$(2,000)	—	$—	—	$(2,608)	—

Results of Operations

The above table does not include certain items such as LIFO inventory adjustments and unallocated selling, general and administrative expenses.

For the quarter ended September 26, 2004, the Company recognized a $1.0 million operating profit from continuing operations which was a $0.5 million increase from the previous quarter ended

June 27, 2004. The improvement in operating profit is primarily attributable to cost savings from consolidation and cost reduction efforts made in the prior fiscal year, strong unit volumes and sales prices, and reporting the European manufacturing results as discontinued operations. These results also reflect the Company’s strategy to eliminate certain non-contributing product lines. During the quarter, raw material prices continued to trend upward and Unifi actively raised prices in an effort to match these increases.

Consolidated net sales increased 10.1% for the quarter from $163.7 million to $180.2 million. Unit volume increased 6.4% for the quarter while average net selling prices, based on product mix, increased 3.3%.

At the segment level, polyester, nylon and sourcing accounted for 68.2%, 31.5 % and 0.3% of net sales for the quarter, respectively.

Polyester

For the first quarter of fiscal year 2005, dollar sales and unit volumes increased 3.6% and 3.7%, respectively over the first quarter of fiscal year 2004. For the current quarter, the Company’s domestic dollar sales decreased 0.7% while unit volumes increased 0.9%, and the foreign polyester volume increased 11.1% as compared to the previous year’s first quarter. The increase in dollar sales and unit volumes are primarily due to strong unit volumes and selling prices in Brazil.

Sales in local currency for the Brazilian operation increased 41.1% for the quarter due to increases in average selling prices of 20.7% and unit volumes of 17.0%. These increases are primarily attributable to the good economic conditions in Brazil. The movement in currency exchange rates from the prior year to the current year negatively impacted the current quarter sales translated to U.S. dollars for the Brazilian operation. As a result of the Brazilian currency decline, U.S. dollar net sales for the current quarter were $0.3 million less than what sales would have been using prior year currency rates.

Gross profit for the polyester segment increased $0.8 million to $9.5 million in the current quarter. Gross profit increased for the quarter primarily due to the increase in dollar sales and unit volumes in Brazil. The INVISTA alliance accounted for a $8.4 million benefit for the first quarter of fiscal year 2005 compared to a $9.6 million benefit for the first quarter of fiscal year 2004.

Selling, general and administrative expenses were allocated, based on various cost drivers, to the polyester segment for the first quarter of fiscal year 2005 in the amount of $6.5 million compared to the prior year amount of $9.3 million and, as a percentage of net sales, represented 5.3% and 7.8% for the first quarters of fiscal years 2005 and 2004, respectively. The decline over the prior year quarter is due to the prior year cost saving measures being realized.

Nylon

Dollar sales for the nylon segment increased 25.5% for the quarter compared with the previous year’s quarter. Nylon segment volumes increased 27.7% for the September quarter compared to the prior year September quarter. Average selling prices decreased 2.1% for the current year quarter relative to the prior year quarter. The increase in dollar sales is primarily attributable to increased unit volumes resulting from the supply agreement with Sara Lee Branded Apparel.

Gross profit for the nylon segment increased $1.8 million to $2.8 million in the quarter. The increase in gross profit is attributable to an improved product mix which is primarily due to the supply agreement with Sara Lee Branded Apparel.

Selling, general and administrative expenses allocated to the nylon segment for the first quarter of fiscal year 2005 decreased to $2.8 million from $3.0 million for the first quarter of fiscal year 2004. As a percentage of net sales, selling, general and administrative expenses represented 4.9% and 6.7% for the first quarters of fiscal years 2005 and 2004, respectively. The decline over the prior year first quarter is attributable to prior year cost saving measures being realized.

Sourcing

Net sales for the quarter ended September 26, 2004 were $0.6 million which after direct expenses resulted in a negative gross margin of ($0.1) million. Selling, general and administrative expenses are all directly related to the segment and are not derived from any Company allocated expenses. This segment continues to operate in a start-up mode, as the sourcing initiative was started in January 2004.

Corporate

Interest expense declined $0.1 million to $4.6 million in the current quarter. The decrease in interest expense for the quarter reflects lower average debt outstanding. The weighted average interest rate on outstanding debt was 6.5% at September 26, 2004 and September 28, 2003.

Other income and expense for the current and prior year quarters includes charges of $0.8 million and $0.5 million, respectively, for the provision for bad debts. Other income and expense was positively affected during the current year due to net gains on the sale of fixed assets, which was partially offset by an increase in the provision for bad debts.

Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC (“PAL”), Unifi-Sans Technical Fibers, LLC and U.N.F. Industries Ltd amounted to $1.1 million in the first quarter of fiscal year 2005 compared with net earnings of $0.3 million for the corresponding prior year quarter. Additional details regarding the Company’s investments in unconsolidated equity affiliates follows.

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture named Unifi-Sans Technical Fibers (“USTF”), to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the North American Free Trade Agreement and Caribbean Basin Initiative markets.

During the first quarter of fiscal 2005, a test of the recoverability of USTF’s long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

On September 27, 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F Industries Ltd (“UNF”). The joint venture produces approximately 16.0 million pounds of nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

On June 30, 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America.

PAL has 15 manufacturing facilities primarily located in central and western North Carolina. See Footnote 15 “Commitments and Contingencies” for further information regarding this investment. Condensed balance sheet and income statement information as of September 26, 2004, and for the quarter ended September 26, 2004, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

September 26, 2004
Current assets	$215,767
Noncurrent assets	145,017
Current liabilities	35,928
Shareholders’ equity and capital accounts	270,023

Quarter Ended
September 26, 2004
Net sales	$123,480
Gross profit	10,296
Income from operations	4,340
Net income	3,060

Minority interest income was $0.2 million in the current year fiscal quarter compared to $1.0 million in the prior year first quarter. The minority interest income recorded in the Condensed Consolidated Statements of Operations primarily relates to the minority owner’s share of the earnings of Unifi Textured Polyester, LLC (“UTP”). UTP realized a reduced loss in the current year fiscal quarter compared to the prior year first quarter primarily due to higher unit volumes and average selling prices in its export business.

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is June 2005.

In fiscal 2004, the Company recorded a restructuring charge of $27.7 million which consisted of $7.8 million of employee severance costs for approximately 280 management and production level employees, $12.1 million of fixed asset write-offs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina and other consolidation related costs of $2.1 million which primarily relate to various plant closures. Severance payments are being made in accordance with various plan terms and the expected completion date is July 2005.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the three months ended September 26, 2004 (amounts in thousands):

	Balance at	Fiscal 2005	Fiscal 2005	Fiscal 2005	Balance at
	June 27, 2004	Charge	Adjustments	Amount Used	September 26, 2004
Accrued severance	$2,949	$60	$115	$(1,036)	$2,088
Accrued restructuring	$6,654	$154	$(760)	$(253)	$5,795

The Company’s income tax benefit from continuing operations for both current and prior year periods is different from the U.S. statutory rate primarily due to income from certain foreign operations being taxed at lower effective rates.

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices (the “Division”). The discontinued operations loss for the quarter included, in addition to an operating loss, a $9.3 million pension charge, $5.4 million severance charge and other closure related costs of $4.1 million. The manufacturing operations ceased October 31, 2004. Management expects that the proceeds from the sale of the plant, property and equipment will exceed the carrying value of $13.2 million as of September 26, 2004. Management has engaged a firm to actively market the facility, and accordingly, expects to sell the property by the end of fiscal year 2005. In accordance with SFAS No. 144, the assets held for sale are segregated in the Condensed Consolidated Balance Sheets, and the discontinued operations are segregated in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations for all periods presented in this report. The assets held for sale have been reported in the Company’s polyester segment.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are January 2005 and June 2005, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 26,	June 27,
	2004	2004
Foreign currency purchase contracts:
Notional amount	$2,022	$3,660
Fair value	2,016	3,642

Net loss	$6	$18

Foreign currency sales contracts:
Notional amount	$15,182	$18,833
Fair value	15,366	19,389

Net loss	$184	$556

For the quarters ended September 26, 2004 and September 28, 2003, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources

Cash provided by continuing operations was $1.2 million for the three months ended September 26, 2004, compared to cash provided by continuing operations of $8.1 million for the corresponding period of the prior year. The primary sources of cash from continuing operations were derived from depreciation and amortization aggregating $13.0 million, other non-current assets of $4.1 million, income taxes of $1.8 million, and inventories of $1.5 million. Offsetting these sources of cash from continuing operations, was the net loss of $1.3 million, decreases in accounts payable and accruals of $5.7 million and prepaid expenses of $1.3 million. All working capital changes have been adjusted to exclude currency translation effects.

The Company ended the current quarter with working capital of $203.7 million, which included cash and cash equivalents of $45.7 million as compared to working capital of $208.7 million, which included cash and cash equivalents of $72.3 million at September 28, 2003. The current ratio decreased slightly from 2.65 as of June 27, 2004 to 2.61 as of September 26, 2004.

The Company utilized $3.6 million for net investing activities and provided $0.9 million in net financing activities during the current year-to-date period. The primary cash expenditures during this period included $1.5 million for capital expenditures, $1.1 million for strategic investment expenses primarily relating to our joint venture efforts in China, and $1.3 million in foreign restricted assets which relate to our Brazilian operations.

As of September 26, 2004 the Company is not committed for any significant capital expenditures, but expects to spend approximately $12.0 million for capital expenditures during fiscal year 2005. Throughout the next six months, management plans to further reduce its accounts receivable and inventory balances which should improve cash provided by continuing operations. Management is not able to estimate an expected working capital reduction at this time. Since the INVISTA asset acquisition has closed, management may elect to incur additional capital expenditures in the range of $10.0-$12.0 million for certain machine modifications or additions. See Footnote 16 “Subsequent Events”.

Management does not expect the closure of the European operations to negatively impact cash flows. Working capital is expected to be converted into cash in a timely manner to meet severance obligations and other liabilities.

On October 21, 2004, the Company announced during its quarterly conference call that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“Sinopec”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in Sinopec’s facilities in Yizheng, Jiangsu Province, China. Unifi anticipates owning a 50% equity interest in the venture which will require an investment of approximately $30.0 million. Management expects that due diligence will not be completed and the required regulatory approvals will not be granted until the fourth quarter of fiscal year 2005 or the first quarter of fiscal year 2006.

Although the results from operations improved during the first three months of this fiscal year as compared to the fourth quarter of fiscal year 2004, management is continuing to review all domestic and foreign operations in an effort to reduce costs. These efforts may result in future charges including plant closures, employee severance charges, and other consolidation costs.

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

The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory. Effective September 30, 2004, the Credit Agreement was amended in order to close the INVISTA asset acquisition which was seller financed.

As of September 26, 2004, the Company had no outstanding borrowings and had availability of $71.7 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at September 26, 2004, was 4.84%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At September 26, 2004, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester filament manufacturing assets, including inventories, for approximately $22.5 million which terminated the Alliance Master Agreement eliminating the Put and Call provisions of that agreement and releasing all claims relating to Alliance disputes among the parties. See Footnote 16 “Subsequent Events” for further information regarding this investment.

In connection with the INVISTA asset acquisition, on September 30, 2004 the company entered into a loan agreement with INVISTA. The terms of the loan call for quarterly interest payments commencing December 31, 2004 with the last payment due September 30, 2009. Principal payments are also due quarterly commencing December 31, 2006 with the final principal payment due September 30, 2009.

The Company maintains a 34% interest in PAL, a private company, which manufactures and sells open-end and air jet spun cotton. The Company was informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws (the “PAL Activities”). The Company believes that it had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

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

The Company accounts for its investment in PAL on the equity method of accounting and as of September 26, 2004, the Company’s carrying investment in PAL (including goodwill value) was $142.8 million. During the three months ended September 26, 2004, the Company had equity in earnings relating to PAL of $0.8 million. The Company remains unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.

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

Outlook

The Company is continuing to implement the strategies it developed during the second half of fiscal year 2004 to return the Company to profitability. Facing raw material price increases and shrinking margins, the Company implemented a plan to identify all unprofitable product lines and to raise sales prices to a level which would return these products to profitability. The Company’s success going forward continues to be primarily based on its ability to pass along price increases to its customers. The Company expects that it will lose a certain percentage of this business to the competition, however loss of this unprofitable business would be expected to improve operating results. The anticipated loss of volume associated with these actions may require additional plant consolidations in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 20 for quantitative and qualitative discussion about market risk relating to the Company’s forward currency contracts.

The Company is exposed to market risks associated with changes in interest rates and currency fluctuation rates, which may adversely affect its financial position, results of operations and Condensed Consolidated Statements of Cash Flows. In addition, the Company is also exposed to other risks in the operation of its business.

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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2004.

     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Effective September 30, 2004, Unifi completed the acquisition of the INVISTA polyester filament manufacturing assets. As a result of this acquisition, the Alliance Master Agreement was terminated which eliminated the Put and Call provisions of that agreement and released all claims relating to Alliance disputes among the parties.

See Footnote 15 “Commitments and Contingencies” in the Company’s Condensed Consolidated Financial Statements relating to the U.S. Department of Justice Antitrust division’s investigation of Parkdale America, LLC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (e)

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
06/28/04 – 07/27/04	600	$2.98	0	6,807,241
07/28/04 – 08/27/04	—	—	—	6,807,241
08/28/04 – 09/26/04	—	—	—	6,807,241

Total	600	$2.98	0

The Company repurchased 600 shares from a former employee.

On April 25, 2003, the Company announced that its Board of Directors had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. Consequently, only 600 shares were repurchased by the Company during the quarter ended September 26, 2004 under the repurchase program, and there is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

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

UNIFI, INC.

Date: November 5, 2004	/s/ WILLIAM M. LOWE, JR.

William M. Lowe, Jr. Vice President, Chief Operating Officer and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)