Form 10-Q
period 2004-12-26
UNIFI INC
filed 2005-02-04
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of February 1, 2005 was 52,145,434.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended December 26, 2004

Part. I Financial Information

Item 1. Financial Statements

UNIFI, INC.

Condensed Consolidated Balance Sheets

	December 26,	June 27,
	2004	2004
	(Unaudited)	(Note)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,951	$65,221
Receivables, net	131,016	125,949
Inventories	153,290	116,995
Deferred income taxes	15,885	12,237
Assets held for sale	13,548	13,899
Other current assets	11,595	10,657

Total current assets	378,285	344,958

Property, plant and equipment	1,059,856	1,044,548
Less: accumulated depreciation	(736,786)	(702,989)

	323,070	341,559
Investments in unconsolidated affiliates	157,359	163,941
Other noncurrent assets	18,240	22,077

Total assets	$876,954	$872,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,074	$75,504
Accrued expenses	52,454	44,850
Income taxes payable	1,633	1,523
Current maturities of long-term debt and other current liabilities	9,188	8,497

Total current liabilities	135,349	130,374

Long-term debt and other liabilities	287,471	263,779
Deferred income taxes	66,922	71,921
Minority interests	4,024	4,560
Commitments and contingencies
Shareholders’ equity:
Common stock	5,214	5,211
Capital in excess of par value	208	127
Retained earnings	407,372	437,519
Unearned compensation	(160)	(228)
Accumulated other comprehensive loss	(29,446)	(40,728)

	383,188	401,901

Total liabilities and shareholders’ equity	$876,954	$872,535

Note: The balance sheet at June 27, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net sales	$208,473	$166,311	$388,628	$330,032
Cost of sales	198,787	161,262	368,382	313,523
Selling, general & administrative expense	10,013	11,787	19,527	24,210

Operating (loss) profit	(327)	(6,738)	719	(7,701)
Interest expense	5,294	4,789	9,961	9,530
Interest income	(509)	(484)	(922)	(1,226)
Other (income) expense, net	3,276	415	3,734	992
Equity in (earnings) losses of unconsolidated affiliates	(674)	146	(1,791)	(111)
Minority interest income	(309)	(1,121)	(497)	(2,077)
Restructuring charges	—	800	—	800

Loss from continuing operations before income taxes	(7,405)	(11,283)	(9,766)	(15,609)
Benefit for income taxes	(2,710)	(4,255)	(3,815)	(5,984)

Loss from continuing operations	(4,695)	(7,028)	(5,951)	(9,625)
Loss from discontinued operations – net of tax	(3,051)	(2,192)	(24,350)	(4,157)

Net loss	$(7,746)	$(9,220)	$(30,301)	$(13,782)

Earnings (losses) per common share:

Net loss from continuing operations – basic and diluted	$(.09)	$(.14)	$(.11)	$(.18)

Net loss from discontinued operations – basic and diluted	$(.06)	$(.04)	$(.47)	$(.08)

Net Loss – basic and diluted	$(.15)	$(.18)	$(.58)	$(.26)

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 26,	December 28,
	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(5,951)	$(9,625)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net earnings (loss) of unconsolidated equity affiliates, net of distributions	(18)	27
Depreciation	25,118	29,813
Amortization	628	648
Net gain on asset sales	(584)	(104)
Deferred income tax	(8,835)	(6,841)
Provision for bad debt and quality claims	4,649	963
Other non-current assets	4,109	—
Other	(273)	(1,295)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(15,799)	(15,592)

Net cash provided by (used in) operating activities	3,044	(2,006)

Investing activities:
Capital expenditures	(3,424)	(4,663)
Strategic investment costs	(1,002)	(1,069)
Investment in foreign restricted assets	(574)	(535)
Return of capital from equity affiliates	6,727	—
Collection of notes receivable	204	264
Proceeds from sale of capital assets	601	166
Other	(44)	(5)

Net cash provided by (used in) investing activities	2,488	(5,842)

Financing activities:
Purchase and retirement of Company stock	(2)	(8,387)
Common stock issued upon exercise of options	104	—
Other	189	(1,226)

Net cash provided by (used in) financing activities	291	(9,613)

Discontinued operations and net change in assets held for sale	(22,837)	(1,287)
Effect of exchange rate changes on cash and cash equivalents	4,744	1,258

Net decrease in cash and cash equivalents	(12,270)	(17,490)
Cash and cash equivalents at beginning of period	65,221	76,801

Cash and cash equivalents at end of period	$52,951	$59,311

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

Except as noted with respect to the balance sheet at June 27, 2004, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 26, 2004, and the results of operations and Condensed Consolidated Statements of Cash Flows for the periods ended December 26, 2004 and December 28, 2003. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	December 26,	June 27,
	2004	2004
Raw materials and supplies	$66,535	$53,335
Work in process	10,298	9,688
Finished goods	76,457	53,972

	$153,290	$116,995

Inventories that were purchased as a part of the Company’s acquisition of the INVISTA polyester filament manufacturing assets on September 30, 2004 include $9.3 million, $2.4 million, and $19.3 million of raw materials and supplies, work in process, and finished goods, respectively.

3.	Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	December 26,	June 27,
	2004	2004
Payroll and fringe benefits	$11,152	$12,773
Severance and restructuring	22,835	5,898
Alliance reserve	—	8,600
Interest	7,271	6,686
Other	11,196	10,893

Total	$52,454	$44,850

4.	Income Taxes

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

The American Jobs Creation Act (the “Act”) was signed into law by the President on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Act, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. The Company is currently evaluating whether to take advantage of the provision. At this time, the Company has not made any changes to our position on reinvestment of certain foreign earnings.

The amount of tax expense included in discontinued operations net of tax is as follows (amounts in thousands):

	For the Quarters Ended		For the Six Months Ended
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2004	2003	2004	2003
Tax expense-discontinued operations	$13	$12	$17	$26

5.	Comprehensive Loss

Comprehensive loss amounted to $1.5 million for the second quarter of fiscal 2005 and $19.0 million for the year-to-date period, compared to $2.4 million and $8.1 million for the prior year quarter and year-to-date periods, respectively. Comprehensive loss is comprised of net losses of $7.7 million and $30.3 million, for the current quarter and year-to-date periods, respectively; and foreign translation adjustments of $6.2 million and $11.3 million for the current quarter and year-to-date periods, respectively. Comparatively, comprehensive loss for the corresponding periods in the prior year were derived from net losses of $9.2 million and $13.8 million, and foreign translation adjustments of $6.8 million and $5.7 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Components of Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended		For the Six Months Ended
	Dec. 26	Dec. 28,	Dec. 26,	Dec. 28,
	2004	2003	2004	2003
Net loss from continuing operations applicable for common shareholders	$(4,695)	$(7,028)	$(5,951)	$(9,625)
Net loss from discontinued operations applicable for common shareholders	(3,051)	(2,192)	(24,350)	(4,157)

Total net loss available for common shareholders	$(7,746)	$(9,220)	$(30,301)	$(13,782)

Weighted average outstanding shares of common stock (basic and diluted)	52,095	52,098	52,086	52,422

7.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123®, “Share-Based Payment”. See Footnote 9 “Stock-Based Compensation” for further discussion.

8.	Segment Disclosures

Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. During the third quarter of fiscal 2004, the Company formalized its initiative to develop a sourcing business. Activities relating to the sourcing business prior to the third quarter are immaterial and are included in Other (income) expense on the Company’s Condensed Consolidated Statements of Operations. The following is the Company’s selected segment information for the quarter and year-to-date periods ended December 26, 2004, and December 28, 2003 (amounts in thousands):

	Polyester	Nylon	Sourcing	Total
Quarter ended December 26, 2004:
Net sales to external customers	$156,351	$50,396	$1,726	$208,473
Intersegment net sales	1,933	1,418	—	3,351
Segment operating profit (loss)	4,749	(4,870)	(206)	(327)
Depreciation and amortization	7,699	3,730	—	11,429
Total assets	486,857	182,218	2,150	671,225
Quarter ended December 28, 2003:
Net sales to external customers	$120,211	$46,100	$—	$166,311
Intersegment net sales	700	1,641	—	2,341
Segment operating profit (loss)	(5,129)	(1,609)	—	(6,738)
Depreciation and amortization	9,350	4,084	—	13,434
Total assets	498,193	187,548	—	685,741

	For the Quarters Ended
	December 26,	December 28,
	2004	2003
Reconciliation of segment operating profit (loss) to loss from continuing operations before income taxes:
Reportable segments operating profit (loss)	$(327)	$(6,738)
Interest expense, net	4,785	4,305
Other (income) expense, net	3,276	415
Equity in (earnings) loss of unconsolidated affiliates	(674)	146
Minority interest income	(309)	(1,121)
Restructuring charges	—	800

Loss from continuing operations before income taxes	$(7,405)	$(11,283)

	Polyester	Nylon	Sourcing	Total
Six months ended December 26, 2004:
Net sales to external customers	$279,146	$107,159	$2,323	$388,628
Intersegment net sales	2,843	2,858	—	5,701
Segment operating profit (loss)	6,582	(5,360)	(503)	719
Depreciation and amortization	15,671	7,442	—	23,113
Six months ended December 28, 2003:
Net sales to external customers	$238,712	$91,320	$—	$330,032
Intersegment net sales	1,987	3,960	—	5,947
Segment operating profit (loss)	(5,237)	(2,464)	—	(7,701)
Depreciation and amortization	19,115	8,045	—	27,160

	For the Six Months Ended
	December 26,	December 28,
	2004	2003
Reconciliation of segment operating profit (loss) to loss from continuing operations before income taxes:
Reportable segments operating profit (loss)	$719	$(7,701)
Interest expense, net	9,039	8,304
Other expense	3,734	992
Equity in earnings of unconsolidated affiliates	(1,791)	(111)
Minority interest income	(497)	(2,077)
Restructuring charges	—	800

Loss from continuing operations before income taxes	$(9,766)	$(15,609)

For purposes of internal management reporting, segment operating profit (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. In prior interim periods, certain unallocated inventory reserve adjustments and selling, general and administrative expenses were reported as reconciling items to loss from continuing operations before income taxes. During fiscal 2005 the Company changed the composition of its reportable segments to include these items at the segment level and eliminated the reconciling differences.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment transfers of yarn, domestic cash, the provision for bad debts, capitalization of property, plant and equipment costs and equity investments.

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (“LIFO”) method, an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $3.8 million and $0.5 million for the current and prior year quarters, respectively; and $4.6 million and $1.0 million for the current and prior year six month periods, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The total assets for the polyester segment increased from $471.3 million at June 27, 2004 to $486.9 million at December 26, 2004 due primarily to the acquisition of the manufacturing facility in Kinston, NC which had $33.6 million in inventories and $17.9 million in accounts receivable as of December 26, 2004. The net $15.6 million increase, including Kinston, was due primarily to increases in inventories, other current assets, and accounts receivable of $32.9 million, $7.1 million, and $5.1 million, respectively, offset by decreases in cash, fixed assets and other non-current assets of $15.5 million, $9.9 million and $4.1 million, respectively. The total assets for the nylon segment increased from $181.1 million at June 27, 2004 to $182.2 million at December 26, 2004 due primarily to increases in other current assets and inventories of $7.0 million and $3.2 million, respectively, offset by decreases in fixed assets and accounts receivable of $7.0 million and $2.1 million, respectively.

9.	Stock-Based Compensation

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

Net income (loss) on a pro forma basis assuming SFAS 123 had been applied would have been as follows:

	For the Quarters Ended		For the Six Months Ended
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net loss as reported	$(7,746)	$(9,220)	$(30,301)	$(13,782)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(419)	(390)	(1,780)	(1,126)

Pro forma net (loss) income	$(8,165)	$(9,610)	$(32,081)	$(14,908)

Earnings (losses) per share:
Basic and diluted – as reported	$(.15)	$(.18)	$(.58)	$(.26)
Basic and diluted – pro forma	(.16)	(.18)	(.62)	(.28)

The fair value and related compensation expense of all options were calculated as of the issuance date using the Black-Scholes model.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“FAS 123(R)”) as a replacement to FASB Statement No. 123 “Accounting for Stock Based Compensation” (“Statement 123”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” which allowed companies to use the intrinsic method of valuing share-based payment transactions. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. The effective date is at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on the Company’s results of operations, though it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure pro forma net income (loss) and earnings (losses) per share above.

During the first half of fiscal 2005, the Board authorized the issuance of approximately 2.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options vest in three equal installments the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are March 2005 and July 2005, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 26,	June 27,
	2004	2004
Foreign currency purchase contracts:
Notional amount	$2,165	$3,660
Fair value	2,316	3,642

Net (gain) loss	$(151)	$18

Foreign currency sales contracts:
Notional amount	$4,834	$18,833
Fair value	4,964	19,389

Net loss	$130	$556

For the quarters ended December 26, 2004 and December 28, 2003, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.3 million and $0.1 million, respectively. For the year-to-date periods ended December 26, 2004 and December 28, 2003, the total impact of foreign currency related items was a pre-tax loss of $0.3 million and $0.2 million, respectively.

11.	Investments in Unconsolidated Affiliates

The Company and SANS Fibres of South Africa are partners in a 50/50 joint venture named Unifi-SANS Technical Fibers, LLC or (“USTF”) which produces low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas.

During the second quarter of fiscal 2005, a test of the recoverability of USTF’s long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

Unifi and Nilit Ltd., located in Israel, are partners in a 50/50 joint venture named U.N.F Industries Ltd (“UNF”). The joint venture produces approximately 16 million pounds of nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

The Company holds a 34% ownership interest in a joint-venture named Parkdale America, LLC (“PAL”). The joint venture partner is Parkdale Mills, Inc. located in Gastonia, North Carolina. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. See Footnote 18 “Commitments and Contingencies” for further information regarding this investment.

Condensed balance sheet and income statement information as of December 26, 2004, and for the quarter and six months ended December 26, 2004, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

December 26,
2004
Current assets	$169,388
Noncurrent assets	163,359
Current liabilities	41,951
Shareholders’ equity and capital accounts	243,919

	For the Quarter Ended	For the Six Months Ended
	December 26, 2004	December 26, 2004
Net sales	$112,530	$236,010
Gross profit	8,586	18,882
Income from operations	2,271	6,611
Net income	1,897	4,957

12. Consolidation and Cost Reduction Efforts

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

On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its recently acquired facility in Kinston, NC. Management curtailed one of the production lines as planned during December 2004 and is on schedule to curtail one additional production line in March 2005. The December curtailment resulted in the termination of approximately 155 production workers. As a result, the Company recorded a severance reserve of $10.6 million for approximately 500 production level employees and a restructuring reserve of $0.3 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, the $10.9 million was not recorded as a restructuring expense in the Condensed Consolidated Statements of Operations. See Footnote 15 “Asset Acquisition” for further information.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the six months ended December 26, 2004 (amounts in thousands):

	Balance at				Balance at
	June 27,	Fiscal 2005	Fiscal 2005	Fiscal 2005	December 26,
	2004	Charge	Adjustments	Amount Used	2004

Accrued severance	$2,949	$—	$10,848	$(2,043)	$11,754

Accrued restructuring	$6,654	$—	$(274)	$(664)	$5,716

13. Retirement Plan

The Company’s subsidiary in Ireland maintains a defined benefit plan (“the DB Plan”) that covers substantially all of its employees and is funded by both employer and employee contributions. The plan provides defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement.

On July 28, 2004, the Company announced the closure of its European manufacturing operations, and as a result, a plan curtailment charge of $9.1 million was recorded and is included in the line item Loss from discontinued operations — net of tax in the Condensed Consolidated Statements of Operations. See Footnote 17 “Discontinued Operations” for further discussion of the closure.

The net periodic pension expense recognized in the quarter and six months ended December 26, 2004 was as follows (amounts in thousands):

	For the Quarter Ended	For the Six Months Ended
	December 26, 2004	December 26, 2004
Pension expense:
Service cost	$130	$252
Interest costs	391	881
Expected return on plan assets	(391)	(881)
Net loss amortization	129	252
Plan curtailment	1,005	10,078

Net periodic pension expense	$1,264	$10,582

Contributions to the DB Plan were made during the first half of fiscal year 2005 in the amount of $0.1 million and the Company expects to contribute $5.9 million during the first half of fiscal year 2006 as the plan is expected to be terminated.

14. Alliance

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

At termination of the Alliance or at any time after June 1, 2005, INVISTA had the right but not the obligation to sell to Unifi (a “Put”) and Unifi had the right but not the obligation to purchase from INVISTA (a “Call”), INVISTA’s U.S. polyester filament business for a price based on a mutually agreed fair market value within a range of $300.0 million to $600.0 million. In the event that the Company did not purchase the INVISTA U.S. polyester filament business, INVISTA would have the right but not the obligation to purchase the Company’s domestic POY facility for a price based on a mutually agreed fair market value within a range of $125.0 million to $175.0 million.

Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester filament manufacturing assets which resulted in the termination of the Alliance Master Agreement, thereby eliminating the Put and Call provisions of that agreement and releasing all claims relating to Alliance disputes among the parties. See Footnote 15 “Asset Acquisition” below.

During the quarters ended December 26, 2004 and December 28, 2003, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $0 and $7.0 million, respectively and $8.4 million and $16.5 million for the current and prior year-to date periods, respectively.

15. Asset Acquisition

As discussed in Footnote 14 “Alliance” the Company completed its acquisition of the INVISTA polyester filament manufacturing assets located in Kinston, North Carolina, including inventories, valued at approximately $24.4 million which was seller financed. See Footnote 16 “Debt” for details of the financing agreement. On October 19, 2004, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility in Kinston, North Carolina. Management curtailed one of the production lines as planned during December 2004 and is on schedule to curtail one additional production line in March 2005. The Company reserved $10.6 million in related severance costs and $0.3 million in restructuring costs which were recorded as assumed liabilities in purchase accounting; and therefore, had no impact on the statements of operations for the current quarter.

16. Debt

The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.

As of December 26, 2004, the Company had no outstanding borrowings and had availability of approximately $69.9 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at December 26, 2004, was 5.42%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0.

As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, the Company entered into a $24.4 million five-year Loan Agreement. The loan, which calls for interest only payments for the first two years, bears interest at 10% per annum and is payable in arrears each quarter commencing December 31, 2004 until paid in full. Quarterly principal payments of approximately $2.0 million are due beginning December 31, 2006 with the final payment due September 30, 2009. The Loan Agreement contains customary covenants for asset based loans including a required minimum collateral value ratio of 1.0 to 1.0 and a pre-defined maximum leverage ratio. The loan is secured by all of the business assets held by Unifi Kinston, LLC.

In conjunction with the acquisition of the Kinston facility, the Company and Unifi Manufacturing, Inc., a subsidiary of Unifi, Inc., are both guarantors on the INVISTA note. The term of the guarantee is the life of the note, or five years, and the guarantee unconditionally requires both guarantors to ensure punctual payment and performance when due whether at scheduled maturity or otherwise. The maximum potential amount of future payments is the principal amount of $24.4 million plus accrued interest and any other related costs.

17. Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices (the “Division”). The manufacturing operations ceased October 31, 2004. Management expects that the shutdown process should be substantially completed during the third quarter of fiscal year 2005, and the assets held for sale are expected to be sold by the end of the fiscal year 2005. Management also expects that the proceeds from the sale of the plant, property and equipment will exceed the carrying value of $13.5 million as of December 26, 2004. As of the end of January 2005, the Company had negotiated two separate contracts to sell machinery and equipment at a price above the net book value. In accordance with SFAS No. 144, the assets held for sale are segregated in the Condensed Consolidated Balance Sheets, and the discontinued operations are segregated in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations for all periods presented in this report. The assets held for sale have been reported in the Company’s polyester segment. Results of operations of the Division for the second quarters and year-to-date periods ended December 26, 2004 and December 28, 2003 were as follows (amounts in thousands):

	For the Quarters Ended		For the Six Months Ended
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2004	2003	2004	2003
Net sales	$12,743	$17,358	$23,989	$33,839

Loss from operations before income taxes	$(4,768)	$(2,181)	$(7,260)	$(4,131)
Restructuring charges (recoveries)	(1,737)	—	17,057	—

Loss from discontinued operations before income taxes	(3,031)	(2,181)	(24,317)	(4,131)
Income tax expense	20	11	33	26

Net loss from discontinued operations - net of tax	$(3,051)	$(2,192)	$(24,350)	$(4,157)

18. Commitments and Contingencies

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

The Company accounts for its investment in PAL on the equity method of accounting and as of December 26, 2004, the Company’s carrying investment in PAL (including goodwill value) was $134.8 million. During the quarter and year-to-date periods ended December 26, 2004, the Company had equity in earnings (losses) relating to PAL of $0.4 million and $1.2 million, respectively compared to $(0.7) million and $0.1 million for the corresponding periods in the prior year. PAL paid to Unifi a $8.5 million distribution during the quarter of which $6.7 million was reported as a return of capital. The Company remains unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.

The Company has been named in various federal class action lawsuits and a demand for relief under Massachusetts law related to the PAL Activities. The Company has denied all the allegations against it in these claims and intends to vigorously defend itself. The aforementioned federal class action lawsuits have been consolidated into one action in the United States District Court for the Middle District of North Carolina Greensboro Division under the caption “In Re Cotton Yarn Antitrust Litigation”. On January 14, 2005 with the consent of the plaintiffs, the Judge in the case signed a “Notice and Order of Dismissal Without Prejudice and Stipulation for Tolling of Statute of Limitations and Tolling Agreement” (the “Dismissal”). The Dismissal provides, among other things, that the claims against the Company in the litigation are dismissed without prejudice; that the applicable statute of limitations with respect to the claims of the plaintiffs shall be tolled during the pendency of the litigation; that if the plaintiffs’ counsel elect to rename the Company as a defendant in the litigation, for purposes of the statute of limitations, the refiling shall relate back to the date of the filing of the initial complaint in the litigation; and that the Company agrees to provide discovery in the litigation as though it was a party to the litigation, including responding to interrogatories, requests for production of documents, and notices of deposition. The Company does not believe it has any responsibility or liability for PAL’s actions.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

General Overview

The Company is a New York corporation formed in 1969. It is a diversified producer and processor of multi-filament polyester and nylon textured yarns and related raw materials. Unifi adds value to the supply chain and enhances consumer demand for its products through the development and introduction of branded yarns that provide unique performance, comfort and aesthetic advantages. Unifi’s yarns and brands are readily found in home furnishings, apparel, legwear and sewing thread, as well as industrial, automotive, military and medical applications.

The Company conducts its business through three reporting segments, Polyester, Nylon and Sourcing, each of which operates on a global basis. The polyester segment primarily manufactures its products in Brazil, South America and the United States, which has the largest operations and number of locations. During the current quarter, the polyester segment completed its acquisition of certain domestic manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l. (“INVISTA”). The Nylon segment consists of operations in the United States and Colombia, South America. The Sourcing segment is a business initiative that operates out of Unifi’s corporate office in Greensboro, North Carolina.

The textile industry in the United States continues to remain challenging primarily due to the importation of garments and fabrics from lower wage-based countries and over capacity throughout the world. These two factors have resulted in a declining market for the Company domestically and overseas, which has resulted in lower gross margins for both the polyester and nylon segments. Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past few years. These challenges continue to impact the Company and we expect that they will continue to impact the Company for the foreseeable future. The Company is attempting to take steps to address these difficult market conditions.

The Company’s primary objective is to return to profitability. During fiscal 2004, and as a result of lower volumes, the Company announced restructuring plans in the third quarter. The March restructuring plan included the closure of a dyeing operation in England and an air-jet texturing operation in North Carolina, the consolidation of plants in Ireland, and a reduction in the domestic workforce. During the first quarter of fiscal year 2005, the Company announced its plan to close the polyester manufacturing operation in Ireland and related sales offices located throughout Europe. In the second quarter of fiscal year 2005, the Company announced the curtailment of two production lines and the downsizing of the recently acquired facility in Kinston, North Carolina.

Results of Continuing Operations

		% to		% to		% to		% to
	Polyester	Sales	Nylon	Sales	Sourcing	Sales	Total	Sales
			(Amounts in thousands, except % to sales data)
For the quarter ended December 26, 2004
Net sales	$156,351	100.0	$50,396	100.0	$1,726	100.0	$208,473	100.0
Cost of sales	144,401	92.4	52,586	104.3	1,800	104.3	198,787	95.4

Gross profit (loss)	11,950	7.6	(2,190)	—	(74)	—	9,686	4.6
Selling, general and admin.	7,201	4.6	2,680	5.3	132	7.7	10,013	4.8

Operating profit (loss)	$4,749	3.0	$(4,870)	—	$(206)	—	$(327)	—

For the quarter ended December 28, 2003
Net sales	$120,211	100.0	$46,100	100.0	$—	—	$166,311	100.0
Cost of sales	116,351	96.8	44,911	97.4	—	—	161,262	97.0

Gross profit (loss)	3,860	3.2	1,189	2.6	—	—	5,049	3.0
Selling, general and admin.	8,989	7.5	2,798	6.1	—	—	11,787	7.1

Operating profit (loss)	$(5,129)	—	$(1,609)	—	$—	—	$(6,738)	—

		% to		% to		% to		% to
	Polyester	Sales	Nylon	Sales	Sourcing	Sales	Total	Sales
			(Amounts in thousands, except % to sales data)
For the six months ended December 26, 2004
Net sales	$279,146	100.0	$107,160	100.0	$2,322	100.0	$388,628	100.0
Cost of sales	258,815	92.7	107,068	99.9	2,499	107.6	368,382	94.8

Gross profit (loss)	20,331	7.3	92	0.1	(177)	—	20,246	5.2
Selling, general and admin.	13,749	4.9	5,452	5.1	326	14.0	19,527	5.0

Operating profit (loss)	$6,582	2.4	$(5,360)	—	$(503)	—	$719	0.2

For the six months ended December 28, 2003
Net sales	$238,712	100.0	$91,320	100.0	$—	—	$330,032	100.0
Cost of sales	225,559	94.5	87,964	96.3	—	—	313,523	95.0

Gross profit (loss)	13,153	5.5	3,356	3.7	—	—	16,509	5.0
Selling, general and admin.	18,390	7.7	5,820	6.4	—	—	24,210	7.3

Operating profit (loss)	$(5,237)	—	$(2,464)	—	$—	—	$(7,701)	—

For the quarter ended December 26, 2004, the Company recognized a $0.3 million operating loss from continuing operations which was a $6.4 million improvement from the prior year quarter ended December 28, 2003. Year-to-date the Company recognized a $0.7 million operating profit from continuing operations which represents a $8.4 million improvement from the prior year-to-date period ended December 28, 2003. The improvement in operating profit is primarily attributable to cost savings from consolidation and cost reduction efforts made in the prior fiscal year, increases in selling price and the elimination of certain non-contributing product lines. During the quarter, raw material prices continued to trend upward and Unifi actively raised its prices in an effort to match these increases. The effects of the cost reduction efforts on the current quarter and year-to-date periods were diminished by an increase in LIFO reserves of $2.5 million and $4.0 million, respectively. The LIFO reserve increased by $0.6 million and decreased by $1.5 million for the prior year quarter and year-to-date periods, respectively. The primary drivers to the current year-to-date LIFO adjustments were increases in polyester and nylon raw material prices and higher values due to product mix for the nylon inventories whereas in the prior year both polyester and nylon experienced decreases in raw material pricing.

The Company recognized a loss from discontinued operations — net of tax of $3.1 million and $2.2 million for the current quarter and prior year quarter, respectively. The net loss from discontinued operations — net of tax for the first half of fiscal 2005 was $24.4 million compared to $4.2 million for the prior year-to-date period. This increased net loss of $20.2 million is a direct result of the decision to close the entire European operations at the beginning of fiscal 2005. The two major cost components included in the $24.4 million loss for the current year-to-date period are pension and severance charges of $9.3 million and $5.4 million, respectively.

Consolidated net sales from continuing operations increased from $166.3 million to $208.5 million, or 25.3%, for the quarter and from $330.0 million to $388.6 million or 17.8% for the year-to-date period. Unit volume increased 34.0% for the quarter and 21.1% for the year-to-date period, while average net selling prices decreased by 6.3% and 2.7% for the quarter and year-to-date periods, respectively. The primary driver of the increases in revenue and unit volumes along with the decline in average net selling price is the acquisition of the Kinston manufacturing facility from INVISTA. See the Polyester section below for further analysis.

At the segment level, polyester accounted for 75.0% and 71.8% of dollar net sales for the quarter and year-to-date periods, respectively compared to 72.3% for both corresponding prior year periods. Nylon accounted for 24.2% and 27.6% of dollar net sales for the quarter and year-to-date periods, respectively compared to 27.7% for both corresponding prior year periods. Sourcing accounted for 0.8% and 0.6% of dollar net sales for the current quarter and year-to-date periods, respectively. Since the Sourcing initiative started effective January 1, 2004, there is no comparable prior year data.

Gross profit from continuing operations increased $4.6 million to $9.7 million, or 91.8% for the quarter and increased $3.7 million to $20.2 million or 22.6% for the year-to-date period. The increases in gross profit are due to realized savings on consolidation and cost reductions efforts, the acquisition of the Kinston manufacturing plant and discontinuation of unprofitable products.

Selling, general, and administrative expenses decreased by $1.8 million to $10.0 million, or 15.1% for the quarter and decreased by $4.7 million to $19.5 million, or 19.3% for the year-to-date period. The decrease in selling, general, and administrative expenses is due to downsizing of corporate departments and their related costs.

Polyester

On September 30, 2004, the Company acquired from INVISTA assets, including inventories, located in Kinston, North Carolina for $24.4 million which was financed by the seller. The assets acquired were associated with the manufacturing alliance between the Company and INVISTA. In addition to acquiring inventories, the Company acquired the plant and four production lines of which one was curtailed at the end of December 2004 and another line is scheduled to be curtailed in March 2005. The land associated with this site (the “Kinston Site”) is leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. Dupont de Nemours and Company (“Dupont”).

Since 1993, Dupont has been investigating and cleaning up the Kinston Site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act (“RCRA”) Corrective Action program. The Corrective Action Program requires Dupont to identify all potential areas of environmental concern (“AOCs”), assess the extent of contamination at the identified AOCs and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by Dupont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the AOCs previously addressed by Dupont. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Sales and volume data for the polyester segment is not comparable with prior year periods due to the acquisition of the Kinston facility. The table below displays a percentage comparison of the polyester segment sales and volume data to the corresponding prior year periods.

	Consolidated with		Consolidated without
	Kinston Acquisition		Kinston Acquisition
	For the	For the Six	For the	For the Six
	Quarter Ended	Months Ended	Quarter Ended	Months Ended
	Dec. 26, 2004	Dec. 26, 2004	Dec. 26, 2004	Dec. 26, 2004
Dollar Sales	30.1%	16.9%	(2.9)%	(0.3)%

Unit Volume	38.0%	21.8%	(13.3)%	(4.6)%

Average selling price	(7.9)%	(4.9)%	10.4%	4.8%

The increase in average selling prices without contributions from the Kinston facility is primarily due to transitioning raw material increases to customers. Conversely, the decline in volumes are due to reduction in sales of non-contributing product lines.

Sales in local currency for our Brazilian operation decreased 1.7% while unit volume decreased 17.7% for the quarter. For the six month period, sales in local currency for the Brazilian operation increased 18.5% primarily due to a 19.7% increase in net selling price. For the first half of fiscal 2005, unit volume declined 1.0% as compared to the prior year period. The increase in selling prices for the quarter is primarily due to increased raw material pricing being passed on to customers. The movement in currency exchange rates from the prior year to the current year positively benefited the current quarter and year-to-date sales translated to U.S. dollars for the Brazilian operation. The Brazilian operation, which is part of the Company’s polyester reporting segment, is the most significant foreign subsidiary whereby changes in translation rates would be expected to effect the segment reporting. U.S. dollar net sales were $0.8 million and $0.4 million higher than what sales would have been reported using prior year translation rates for the quarter and year-to-date, respectively, with this effect attributable to the change in the exchange rate between the U.S. dollar and the Brazilian Real. At the present time, the Company does not have any significant foreign operations where movements in currency exchange rates are material.

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices (the “Division”). The overall effect of translation rates on losses from discontinued operations was $0.2 million higher due to the strengthening of the Euro against the U.S. dollar.

Gross profit for our polyester segment increased $8.1 million to $12.0 million in the quarter and increased $7.2 million to $20.3 million for the six month period. The increase in gross profit for the quarter and six month periods is primarily due to increased selling prices, and cost reductions realized during the periods. The INVISTA alliance, which was terminated effective September 30, 2004 with the Company’s purchase of the Kinston facility, accounted for benefits of $0 and $7.0 million for the current and prior year quarters, respectively, and accounted for year-to-date benefits of $8.4 million and $16.5 million for the current and prior year-to-date periods.

Selling, general and administrative expenses allocated, based on various cost components, to the polyester segment decreased from 7.5% of net sales in the prior year December quarter to 4.6% in the current quarter, and from 7.7% of net sales in the prior year six month period to 4.9% in the current six month period. On a dollar basis, selling, general and administrative expenses decreased $1.8 million to $7.2 million for the current quarter and decreased $4.6 million to $13.7 million for the current six month period compared with prior year periods. The decline over the prior year quarter and year-to-date periods is due to the prior year cost saving measures being realized.

Nylon

Dollar sales for our nylon segment for the current year quarter and year-to-date periods increased 9.3% and 17.3%, respectively, compared with prior year periods. Nylon unit volume for the December quarter and year-to-date periods increased 4.3% and 15.6%, respectively, compared to the prior year periods. Average selling prices increased 5.0% for the quarter and 1.9% for the six month period. The increase in dollar sales is primarily attributable to increased unit volumes resulting from the supply agreement with Sara Lee Branded Apparel which started in July 2004.

Gross profit for our nylon segment decreased $3.4 million to a $2.2 million loss for the quarter and decreased $3.3 million to $0.1 million profit for the six month period. The primary reasons for the decline in gross profit are changes in product mix which increased variable costs and increased raw material prices. Selling, general and administrative expenses allocated to the nylon segment decreased from 6.1% of net sales in the prior year’s December quarter to 5.3% in the current quarter, and from 6.4% in the prior year’s six month period to 5.1% in the current six month period. On a dollar basis, selling, general and administrative expenses decreased $0.1 million to $2.7 million for the December quarter and decreased $0.4 million to $5.5 million for the year-to-date period. The decline over the prior year first quarter is attributable to prior year cost saving measures being realized.

Sourcing

Net sales for the quarter and year-to-date periods ended December 26, 2004 were $1.7 million and $2.3 million, respectively. The Company views this relatively new operating segment to be progressing according to plan. For the current quarter and year-to-date periods, the gross margin was negative $0.1 million and $0.2 million, respectively. Selling, general and administrative expenses are all directly related to the segment and are not derived from any Company allocated expenses. This segment continues to operate in a start-up mode, as the sourcing initiative was started in January 2004. This segment’s main objective is to source Unifi yarns into their full-package garments.

Corporate

Interest expense increased $0.5 million to $5.3 million in the current quarter and $0.4 million to $10.0 million for the current year-to-date period. The increase in interest expense for the quarter and six month period is primarily attributable to the $24.4 million note associated with the Kinston facility acquisition. The weighted average interest rate on outstanding debt at December 26, 2004, was 7.1% compared to 6.4% at December 28, 2003.

Other (income) expense was $3.3 million in the current year fiscal quarter compared to $0.4 million in the prior year second quarter. For the current and prior year-to-date periods, other expense was $3.7 million and $1.0 million, respectively. Other expense for the current and prior year quarters includes the provision for bad debts of $3.8 million and $0.5 million, respectively. For the current year-to-date period, the provision for bad debts was $4.6 million compared to $1.0 million for the prior year-to-date period.

Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC (“PAL”), Unifi-Sans Technical Fibers, LLC and U.N.F. Industries, Ltd. amounted to $0.7 million in the second quarter of fiscal 2005 compared with losses of $0.1 million for the corresponding prior year quarter. For the year-to-date period, equity in net earnings of these affiliates totaled $1.8 million compared to net earnings of $0.1 million in the prior year. The increase in net income primarily relates to our investment in PAL. The Company’s share of PAL’s net income for the second quarter fiscal 2005 was $0.4 million compared to a net loss of $0.7 million for the same period in fiscal 2004. PAL’s earnings from operations increased primarily due to increased sales prices and reductions of losses of futures contracts to purchase cotton. Additional details regarding the Company’s investments in unconsolidated equity affiliates and alliance follows:

The Company and SANS Fibres of South Africa are partners in a 50/50 joint venture named Unifi-Sans Technical Fibers (“USTF”), which produces low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas.

During the second quarter of fiscal 2005, a test of the recoverability of USTF’s long lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long lived assets as business conditions change.

Unifi and Nilit Ltd., located in Israel, are partners in a 50/50 joint venture named U.N.F Industries, Ltd. (“UNF”). The joint venture produces approximately 16 million pounds of nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

The Company holds a 34% ownership interest in a joint venture named Parkdale America, LLC (“PAL”). The joint venture partner is Parkdale Mills, Inc. located in Gastonia, North Carolina. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. See Footnote 18 “Commitments and Contingencies” for further information regarding this investment.

Condensed balance sheet and income statement information as of December 26, 2004, and for the quarter ended December 26, 2004, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

December 26,
2004
Current assets	$169,388
Noncurrent assets	163,359
Current liabilities	41,951
Shareholders’ equity and capital accounts	243,919

	For the Quarter Ended	For the Six Months Ended
	December 26, 2004	December 26, 2004
Net sales	$112,530	$236,010
Gross profit	8,526	18,882
Income from operations	2,271	6,611
Net income	1,867	4,957

Minority interest income was $0.3 million in the current year second quarter compared to $1.1 million in the prior year second quarter. For the current year-to-date period, minority interest income was $0.5 million compared to $2.1 million for the comparable prior year period. The minority interest income recorded in the consolidated financial statements primarily relates to the minority owner’s share of the earnings of Unifi Textured Polyester, LLC (“UTP”). UTP realized a reduced loss in the current year fiscal quarter compared to the prior year second quarter primarily due to increased selling prices and reduced volumes associated with non-contributing products .

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is June 2005.

In fiscal 2004, the Company recorded a restructuring charge of $27.7 million which consisted of $7.8 million of employee severance costs for approximately 280 management and production level employees, $12.1 million of fixed asset write-offs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina and other consolidation related costs of $2.1 million which primarily relate to various plant closures. Severance payments are being made in accordance with various plan terms and the expected completion date is July 2005. Employee severance of $0.8 million was charged to expense in the second quarter of fiscal 2004 and is included above in the $7.8 million of severance for all of fiscal 2004.

On October 19, 2004, the Company announced a plan to curtail two production lines and downsize its recently acquired facility in Kinston, NC. As a result, the Company recorded a severance reserve of $10.6 million for approximately 500 production level employees and a restructuring reserve of $0.3 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; accordingly, the $10.9 million was not recorded as a restructuring expense in the Condensed Consolidated Statements of Operations. See Footnote 15 “Asset Acquisition” for further information.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the three months ended December 26, 2004 (amounts in thousands):

	Balance at				Balance at
	June 27,	Fiscal 2005	Fiscal 2005	Fiscal 2005	December 26,
	2004	Charge	Adjustments	Amount Used	2004
Accrued severance	$2,949	$—	$10,848	$(2,043)	$11,754

Accrued restructuring	$6,654	$—	$(274)	$(664)	$5,716

The Company’s income tax benefit from continuing operations for both current and prior year periods is different from the U.S. statutory rate primarily due to income from certain foreign operations being taxed at lower effective rates.

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices (the “Division”). The discontinued operations loss for the quarter included, in addition to an operating loss, a $9.3 million pension charge, $5.4 million severance charge and other closure related costs of $4.1 million. The manufacturing operations ceased October 31, 2004. Management expects that the proceeds from the sale of the plant, property and equipment will exceed the carrying value of $13.5 million as of December 26, 2004. Management has engaged a firm to actively market the facility, and accordingly, expects to sell the property by the end of fiscal year 2005. In accordance with SFAS No. 144, the assets held for sale are segregated in the Condensed Consolidated Balance Sheets, and the discontinued operations are segregated in the Condensed

Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations for all periods presented in this report. The assets held for sale have been reported in the Company’s polyester segment.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are March 2005 and July 2005, respectively. The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 26,	June 27,
	2004	2004
Foreign currency purchase contracts:
Notional amount	$2,165	$3,660
Fair value	2,316	3,642

Net (gain) loss	$(151)	$18

Foreign currency sales contracts:
Notional amount	$4,834	$18,833
Fair value	4,964	19,389

Net loss	$130	$556

For the quarters ended December 26, 2004 and December 28, 2003, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.3 million and $0.1 million, respectively. For the year-to-

date periods ended December 26, 2004 and December 28, 2003, the total impact of foreign currency related items was a pre-tax loss of $0.3 million and $0.2 million, respectively.

The Company has established a valuation allowance against its deferred tax assets relating to state income tax credits and a long term capital loss carry-forward. The valuation allowance increased $0.2 million in the second quarter and year-to-date periods in fiscal year 2005 compared to an increase of $0.5 million in the corresponding periods in fiscal year 2004 due to lower estimates of future state taxable income.

Liquidity and Capital Resources

Cash provided by continuing operations was $3.0 million for the six months ended December 26, 2004, compared to cash used in continuing operations of $2.0 million for the corresponding period of the prior year. Cash provided by continuing operations is derived by adjusting the net loss from continuing operations for the effects of non-cash charges to income as well as changes in working capital. The principle adjustments made to the net loss from continuing operations that positively effect cash from continuing operations were depreciation and amortization aggregating $25.7 million, other non-current assets of $4.1 million, payables and accruals of $2.9 million and income taxes of $0.2 million. Offsetting these positive adjustments were decreases in deferred taxes of $8.8 million, inventories of $5.6 million, prepaid expenses of $4.8 million and accounts receivable of $3.9 million. All working capital changes have been adjusted to exclude currency translation effects. The Company expects to continue to generate cash from continuing operations and does not anticipate any liquidity issues in the foreseeable future.

The Company ended the current quarter with working capital of $242.9 million, which included cash and cash equivalents of $53.0 million as compared to working capital of $183.4 million, which included cash and cash equivalents of $59.3 million at December 28, 2003. The current ratio improved from 2.68 at December 28, 2003 to 2.79 at December 26, 2004.

The Company realized $2.5 million cash from net investing activities and $0.2 million in net financing activities during the current year-to-date period. The sources from cash investing activities include $6.7 million in return of capital distributions from equity affiliates, $0.6 million from sales of property, plant and equipment and other investing activities of net $0.1 million. The primary cash expenditures during this period included $3.4 million for capital expenditures, $0.9 million for strategic investment expenses, and $0.6 million in foreign restricted assets which relate to our Brazilian operations.

As of December 26, 2004 the Company is not committed for any significant capital expenditures, but expects to spend approximately $9.0 million for capital expenditures during fiscal year 2005. Throughout the next six months, management intends to further reduce its accounts receivable and inventory balances which should improve cash provided by continuing operations. Management is not able to estimate an expected working capital reduction at this time.

Management does not expect the closure of the European operations to negatively impact cash flows. Working capital is expected to be converted into cash in a timely manner to meet severance obligations and other liabilities.

On October 21, 2004, the Company announced during its quarterly conference call that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“Sinopec”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in Sinopec’s facilities in Yizheng, Jiangsu Province, China. Unifi anticipates owning a 50% equity interest in the venture which will require an investment of approximately $30.0 million. Management expects that due diligence will not be completed and the required regulatory approvals will not be granted until the fourth quarter of fiscal year 2005 or the first quarter of fiscal year 2006, at the earliest.

Although the results from operations continue to show improvement as compared to the second quarter and first half of fiscal year 2004, management is continuing to review all domestic and foreign operations in an effort to reduce costs. These efforts may result in future charges including plant closures, employee severance charges, and other consolidation costs.

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

As of December 26, 2004, the Company had no outstanding borrowings and had availability of approximately $69.9 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at December 26, 2004, was 5.42%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At December 26, 2004, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the “Notes”) which bear a coupon rate of 6.5% and mature in February 2008. The estimated fair value of the Notes, based on quoted market prices, at December 26, 2004, and June 27, 2004, was approximately $213.2 million and $190.0 million, respectively. The Company makes semi-annual interest payments of approximately $8.1 million in the months of February and August.

Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester filament manufacturing assets, including inventories, for approximately $24.4 million which terminated the Alliance Master Agreement eliminating the Put and Call provisions of that agreement and releasing all claims relating to Alliance disputes among the parties.

As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, the Company entered into a $24.4 million five-year Loan Agreement. The loan, which calls for interest only payments for the first two years, bears interest at 10% per annum and is payable in arrears each quarter commencing December 31, 2004 until paid in full. Quarterly principal payments of approximately $2.0 million are due beginning December 31, 2006 with the final payment due September 30, 2009. The Loan Agreement contains customary covenants for asset based loans including a required minimum collateral value ratio of 1.0 to 1.0 and a pre-defined maximum leverage ratio. The loan is secured by all of the business assets held by Unifi Kinston, LLC.

In conjunction with the acquisition of the Kinston facility, the Company and Unifi Manufacturing, Inc., a subsidiary of Unifi, Inc., are both guarantors on the INVISTA note. The term of the guarantee is the life of the note, or five years, and the guarantee unconditionally requires both guarantors to ensure punctual payment and performance when due whether at scheduled maturity or otherwise. The maximum potential amount of future payments is the principal amount of $24.4 million plus accrued interest and any other related costs.

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

The Company accounts for its investment in PAL on the equity method of accounting and as of December 26, 2004, the Company’s carrying investment in PAL (including goodwill value) was $134.8 million. During the quarter and year-to-date periods ended December 26, 2004, the Company had equity in earnings (losses) relating to PAL of $0.4 million and $1.2 million, respectively compared to $(0.7) million and $0.1 million for the corresponding periods in the prior year. PAL paid to Unifi a $8.5 million distribution during the quarter of which $6.7 million was reported as a return of capital. The Company remains unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.

The Company has been named in various federal class action lawsuits and a demand for relief under Massachusetts law related to the PAL Activities. The Company has denied all the allegations against it in these claims and intends to vigorously defend itself. The aforementioned federal class action lawsuits have been consolidated into one action in the United States District Court for the Middle District of North Carolina Greensboro Division under the caption “In Re Cotton Yarn Antitrust Litigation”. On January 14, 2005 with the consent of the plaintiffs, the Judge in the case signed a “Notice and Order of Dismissal Without Prejudice and Stipulation for Tolling of Statute of Limitations and Tolling Agreement” (the “Dismissal”). The Dismissal provides, among other things, that the claims against the Company in the litigation are dismissed without prejudice; that the applicable statute of limitations with respect to the claims of the plaintiffs shall be tolled during the pendency of the litigation; that if the plaintiffs’ counsel elect to rename the Company as a defendant in the litigation, for purposes of the statute of limitations, the refiling shall relate back to the date of the filing of the initial complaint in the litigation; and that the Company agrees to provide discovery in the litigation as though it was a party to the litigation, including responding to interrogatories, requests for production of documents, and notices of deposition. The Company does not believe it has any responsibility or liability for PAL’s actions.

Outlook

The Company is continuing to implement the strategies it developed during the second half of fiscal year 2004 to return the Company to profitability. Facing raw material price increases and shrinking margins, the Company implemented a plan to identify all unprofitable product lines and to raise sales prices to a level which would return these products to profitability. The Company’s success going forward continues to be primarily based on its ability to pass along raw material price increases to its customers and to change the mix of product offerings to more premium and value-added products. The Company expects that it will lose a certain percentage of this business to the competition, however loss of this unprofitable business would be expected to improve operating results. The anticipated loss of volume associated with these actions may require additional plant consolidations in the future.

The World Trade Organization, as part of a staged quota removal, eliminated all remaining textile and apparel quotas effective January 1, 2005. This event could impact the Company’s unit volumes on certain products prospectively; however, it is too early to accurately project any such impact due to the possible increase in the importation of finished products.

The Company is progressing according to plan regarding its anticipated joint venture with Sinopec in China. At this time, Unifi’s best projection is that the joint venture will commence during the first quarter of fiscal 2006, at the earliest.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 26 for quantitative and qualitative discussion about market risk relating to the Company’s forward currency contracts.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2004.

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

See Footnotes 18 “Commitments and Contingencies” in the Company’s Condensed Consolidated Financial Statements relating to the U.S. Department of Justice Antitrust division’s investigation of Parkdale America, LLC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c)

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
09/27/04 – 10/26/04	—	—	—	6,807,241

10/27/04 – 11/26/04	—	—	—	6,807,241

11/27/04 – 12/26/04	—	—	—	6,807,241

Total	—	—	—

On April 25, 2003, the Company announced that its Board of Directors had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. Consequently, no shares were repurchased by the Company during the quarter ended December 26, 2004 under the repurchase program, and there is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Shareholders of the Company at their Annual Meeting on the 21st day of October 2004, elected the following directors to serve until the Annual Meeting of the Shareholders in 2005 or until their successors are elected and qualified.

	Votes	Votes
Name of Director	in Favor	Abstaining
William J. Armfield, IV	38,481,830	10,734,340
R. Wiley Bourne, Jr.	48,217,954	998,216
Charles R. Carter	48,201,354	1,014,816
Sue W. Cole	48,394,248	821,922
J. B. Davis	38,456,467	10,759,703
Kenneth G. Langone	36,401,593	12,814,577
Donald F. Orr	40,751,523	8,464,647
Brian R. Parke	41,782,666	7,433,504

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

     (a) Exhibits Index

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

The Company has certain long term debt as to which it has not filed instruments evidencing such debt, as such instruments do not authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the commission upon request.

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: February 4, 2005	/s/	WILLIAM M. LOWE, JR.

William M. Lowe, Jr.
Vice President, Chief Operating Officer and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)