Form 10-K/A
period 2004-06-27
UNIFI INC
filed 2005-04-01
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 1-10542
UNIFI, INC.
(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 19109 — 7201 West Friendly Avenue Greensboro, NC	27419-9109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:    (336) 294-4410
Securities registered pursuant to Section 12(b) of the Act:

Common Stock	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]
As of December 28, 2003, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $306,670,013. The Registrant has no non-voting stock.
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

Amendment No. 1
Explanatory Note
      As required by Rule 3-09(b) of Regulation S-X, Unifi, Inc. (“the Company”) is filing this Form 10-K/ A to amend Item 15, Exhibits and Financial Statement Schedules, to include the audited financial statements of Parkdale America, LLC as of January 1, 2005 and for the years ended January 1, 2005, January 3, 2004 and December 28, 2002. The Company has a 34% equity interest in Parkdale America, LLC. Item 15 is also being amended to include reference to the Parkdale America, LLC financial statements and the related report of the entity’s independent registered public accounting firm, and to file the consent of the independent registered public accounting firm related to their opinion contained in this filing and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements
      The following financial statements and report of independent auditors are filed as a part of this Report.

Pages

Report of Independent Registered Public Accounting Firm	+
Consolidated Balance Sheets at June 27, 2004 and June 29, 2003	+
Consolidated Statements of Operations for the Years Ended June 27, 2004, June 29, 2003, and June 30, 2002	+
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended June 27, 2004, June 29, 2003, and June 30, 2002	+
Consolidated Statements of Cash Flows for the Years Ended June 27, 2004, June 29, 2003, and June 30, 2002	+
Notes to Consolidated Financial Statements	+

2. Financial Statement Schedules

II — Valuation and Qualifying Accounts	+

Parkdale America, LLC Financial Statements as of January 3, 2004 and for the year then ended	+

Parkdale America, LLC Financial Statements as of January 1, 2005 and for the years ended January 1, 2005, January 3, 2004 and December 28, 2002	7
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

+	Previously filed

      3. Exhibits

Exhibit No.		Description

(2a	)	Contribution Agreement, dated June 30, 1997, by and between Parkdale Mills, Inc., Unifi, Inc., UNIFI Manufacturing, Inc., and Parkdale America, LLC, filed as Exhibit(2) to Unifi’s Form 8-K filed with the Commission on July 15, 1997, which is incorporated herein by reference. +
(3a	)	Restated Certificate of Incorporation of Unifi, Inc., as amended, filed herewith. +
(3b	)	Restated by-laws of Unifi, Inc., effective October 22, 2003, filed herewith. +
(4a	)	Specimen Certificate of Unifi, Inc.’s common stock, filed as Exhibit 4(a) to the Registration Statement on Form S-1, (Registration No. 2-45405), which is incorporated herein by reference. +
(4b	)	Unifi, Inc.’s Registration Statement for the 6 1/2% Notes due 2008, Series B, filed on Form S-4 (Registration No. 333-49243), which is incorporated herein by reference. +
(4c	)	Description of Unifi, Inc.’s common stock, filed on November 5, 1998, as Item 5. (Other Events) on Form 8-K, which is incorporated herein by reference. +
(10a	)	*Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992, filed as Exhibit 10(c) with the Company’s Form 10-K for the fiscal year ended June 27, 1993, and included as Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 33-53799), which are incorporated herein by reference. +
(10b	)	Intentionally omitted
(10c	)	*Unifi, Inc.’s 1996 Incentive Stock Option Plan, filed as Exhibit (10f) with the Company’s Form 10-K for the fiscal year ended June 30, 1996, which is incorporated herein by reference. +
(10d	)	*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan, filed as Exhibit (10g) with the Company’s Form 10-K for the fiscal year ended June 30, 1996, which is incorporated herein by reference. +
(10e	)	Credit Agreement dated as of December 7, 2001, by and among the Financial Institutions Named Therein as the Lenders, and Bank of America, N.A. as the Agent, and Unifi, Inc. and certain of its Domestic Subsidiaries as the Borrows (the “Credit Agreement”), filed as Exhibit (10e) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference. +
(10f	)	Security Agreement dated as of December 7, 2001, between Unifi, Inc. and certain of its Domestic Subsidiaries and Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement, filed as Exhibit (10f) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference. +
(10g	)	Letter Agreement amending the Credit Agreement dated June 12, 2002 between Unifi, Inc. and Bank of America, N.A. as Agent, filed herewith. +
(10h	)	Reallocation Amendment and Assignment dated as of January 1, 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Existing Lenders, the Remaining Lenders and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit (10g) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference. +
(10i	)	Second Amendment dated as of August 6, 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Lenders, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit (10h) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference. +
(10j	)	Third Amendment dated December 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Lenders, and Bank of America, N.A., as Agent for the Lenders, filed herewith. +
(10k	)	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002, filed as Exhibit (10g) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference. +

Exhibit No.		Description

(10l	)	*Change of Control Agreement between Unifi, Inc. and Willis C. Moore, III, dated January 23, 2002, expiring November 1, 2005, filed as Exhibit (10i) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference (similar agreements were signed by Thomas H. Caudle, Jr., Michael E. Delaney, O. Lee Gordon, Benny L. Holder, Stewart Q. Little, and Charles F. McCoy). +
(10m	)	*Change of Control Agreement between Unifi, Inc. and William M. Lowe, dated January 6, 2004, expiring November 1, 2005, filed as Exhibit 10 with the Company’s Form 10-Q for the fiscal quarter ended March 28, 2004, which is incorporated herein by reference. +
(10n	)	*Employment Offer Letter from Unifi, Inc. to William M. Lowe dated January 6, 2004, filed herewith. +
(10o	)	*1999 Unifi, Inc. Long-Term Incentive Plan, (filed as Exhibit 99.1 to the Registration Statement on Form S-8, (Registration No. 333-43158), which is incorporated herein by reference. +
(10p	)	Master Agreement POY Manufacturing Alliance between Unifi, Inc. and E.I. du Pont de Nemours and Company, dated June 1, 2000, filed as Exhibit (10o) with the Company’s Form 10-K for the fiscal year ended June 25, 2000, which is incorporated herein by reference. +
(10q	)	*Employment Offer Letter from Unifi, Inc. to Michael E. Delaney dated December 8, 1999, filed as Exhibit (10o) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference. +
(10r	)	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and G. Alfred Webster, filed as Exhibit (10p) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference. +
(10s	)	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and Stewart Q. Little, filed as Exhibit (10q) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference. +
(10t	)	*Severance Termination Agreement effective February 29, 2004, by and between Unifi, Inc. and Stewart Q. Little, filed herewith. +
(10u	)	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and Ottis “Lee” Gordon, filed as Exhibit (10r) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference. +
(10v	)	*Severance Agreement effective April 30, 2004, by and between Unifi, Inc. and Michael E. Delaney, filed herewith. +
(10w	)	*Agreement, effective February 1, 1999, by and between Unifi, Inc. and Jerry W. Eller, filed as Exhibit (10s) with the Company’s Form 10-K for the fiscal year ended June 27, 1999, which is incorporated herein by reference. +
(10x	)	*Severance Agreement effective October 31, 2003, by and between Unifi, Inc. and Willis C. Moore, III, filed as Exhibit 10 with the Company’s Form 10-Q for the quarter ended December 28, 2003, which is incorporated herein by reference. +
(10y	)	*Change of Control Agreement between Unifi, Inc. and G. Alfred Webster, dated October 26, 2000, expiring November 1, 2005, filed as Exhibit (10l) with the Company’s Form 10-K for the fiscal year ended June 24, 2001, which is incorporated herein by reference. +
(10z	)	Chip Supply Agreement dated June 19, 2003, by and between Unifi Manufacturing, Inc. and Nan Ya Plastics Corp., America, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. +
(14a	)	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed herewith. +
(14b	)	Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed herewith. +
(21)		Subsidiaries of Unifi, Inc. +
(23a	)	Consent of Ernst & Young, LLP. +
(23b	)	Consent of PricewaterhouseCoopers, LLP. +

Exhibit No.		Description

(23c	)	Consent of PricewaterhouseCoopers, LLP for the report dated March 4, 2005 relating to the financial statements and financial statement schedules of Parkdale America, LLC included in this filing.
(31a	)	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31b	)	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32a	)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32b	)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.

+	Previously filed

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, Inc.

March 31, 2005	By /s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Vice President, Chief Operating Officer and Chief Financial Officer

Parkdale America, LLC
Financial Statements
January 1, 2005, January 3, 2004 and
December 28, 2002

Parkdale America, LLC
Index
January 1, 2005, January 3, 2004 and December 28, 2002

	Page(s)
Report of Independent Auditors	9

Financial Statements

Balance Sheets	10

Statements of Operations	11

Statements of Members’ Equity	12

Statements of Cash Flows	13

Notes to Financial Statements	14	-23

Report of Independent Auditors
To the Board of Members of
Parkdale America, LLC
In our opinion, the accompanying balance sheets and the related statements of operations, members’ equity and cash flows present fairly, in all material respects, the financial position of Parkdale America, LLC (the “Company”) at January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 3 to the financial statements, the Company changed its method of valuing certain inventories in 2004.
As discussed in Note 10 to the financial statements, the Company is a party to certain class action litigation.
March 4, 2005
Charlotte, North Carolina

Parkdale America, LLC
Balance Sheets
January 1, 2005 and January 3, 2004

	2004	2003
Assets
Current assets
Cash and cash equivalents	$59,116,000	$73,567,000
Accounts receivable, less allowance of $3,000,000 and $3,740,000, respectively	57,714,000	61,529,000
Inventories	36,287,000	61,149,000
Prepaid expenses and other assets	1,129,000	1,039,000
Notes receivable	87,000	90,000

Total current assets	154,333,000	197,374,000
Property, plant and equipment, net	111,229,000	108,826,000
Assets held for sale	1,339,000	1,167,000
Investment in joint venture	9,754,000	8,755,000
Intangible assets, net	1,250,000	1,875,000
Derivative instruments, net	3,800,000	10,876,000
Notes receivable from joint venture	3,609,000	4,777,000
Deferred financing costs	155,000	511,000

	$285,469,000	$334,161,000

Liabilities and Members’ Equity
Current liabilities
Trade accounts payable	$13,660,000	$13,748,000
Accrued expenses	6,147,000	7,380,000
Due to affiliates, net	1,991,000	461,000
Current portion of capital lease obligations	1,754,000	1,640,000
Current portion of long-term debt	32,000,000	8,000,000

Total current liabilities	55,552,000	31,229,000
Capital lease obligations	15,198,000	16,952,000
Long-term debt	—	32,000,000

Total liabilities	70,750,000	80,181,000
Commitments and contingencies
Members’ equity	214,719,000	253,980,000

	$285,469,000	$334,161,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Statements of Operations
Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

	2004	2003	2002
Net sales	$436,874,000	$403,600,000	$423,515,000
Cost of goods sold (Note 9)	(411,998,000)	(380,722,000)	(377,061,000)

Gross margin	24,876,000	22,878,000	46,454,000
General and administrative expenses (Note 9)	(19,037,000)	(19,439,000)	(18,476,000)

Income from operations	5,839,000	3,439,000	27,978,000
Interest expense	(3,670,000)	(4,384,000)	(4,470,000)
Interest income	1,214,000	1,276,000	1,855,000
(Loss) gain on derivative instruments	(15,904,000)	11,251,000	4,824,000
Equity in income (losses) of joint venture	1,000,000	607,000	(882,000)
Foreign currency exchange gain	1,010,000	-	-
Other (loss) income, net (Note 9)	(830,000)	843,000	2,043,000

(Loss) income before cumulative effect of change in accounting principle	(11,341,000)	13,032,000	31,348,000
Cumulative effect on prior years (to January 3, 2004) of changing to different method of valuing certain inventories	1,562,000	-	-

Net (loss) income	$(9,779,000)	$13,032,000	$31,348,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Statements of Members’ Equity
Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

Balance, December 29, 2001	$253,912,000
Net income	31,348,000
Dividends paid	(27,527,000)
Transfer of interest in Summit Yarn Joint Venture	14,257,000

Balance, December 28, 2002	271,990,000
Net income	13,032,000
Dividends paid	(31,510,000)
Capital contribution by Parkdale	468,000

Balance, January 3, 2004	253,980,000
Net loss	(9,779,000)
Dividends paid	(29,489,000)
Capital contributions	7,000

Balance, January 1, 2005	$214,719,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Statements of Cash Flows
Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

	2004	2003	2002
Cash flows from operating activities
Net (loss) income	$(9,779,000)	$13,032,000	$31,348,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	22,066,000	29,671,000	35,884,000
Loss (gain) on disposals of property, plant and equipment	221,000	(38,000)	201,000
Loss (gain) on derivative instruments	7,076,000	(9,142,000)	(3,222,000)
Equity in (income) losses of joint venture	(1,000,000)	(607,000)	882,000
Losses on write-downs of inventories	293,000	5,107,000	62,000
Changes in operating assets and liabilities
Accounts receivable, net	3,815,000	(11,353,000)	(4,249,000)
Notes receivable	1,171,000	(6,000)	712,000
Due to/from affiliates, net	1,536,000	1,557,000	1,092,000
Inventories	24,569,000	(23,463,000)	22,374,000
Prepaid expenses and other	(90,000)	421,000	(1,340,000)
Trade accounts payable	(564,000)	3,241,000	(857,000)
Accrued expenses	(1,233,000)	23,000	1,969,000
Deferred revenue	-	(75,000)	75,000

Net cash provided by operating activities	48,081,000	8,368,000	84,931,000

Cash flows from investing activities
Purchases of property, plant and equipment	(24,955,000)	(2,663,000)	(5,562,000)
Proceeds from disposals of property, plant and equipment	1,552,000	375,000	1,408,000
Proceeds from notes receivable from affiliates	-	450,000	-

Net cash used in investing activities	(23,403,000)	(1,838,000)	(4,154,000)

Cash flows from financing activities
Payments on current portion of long-term debt	(8,000,000)	-	-
Dividends paid	(29,489,000)	(31,510,000)	(27,527,000)
Increase in deferred financing costs	-	-	(62,000)
Capital lease payments	(1,640,000)	(1,426,000)	(947,000)

Net cash used in financing activities	(39,129,000)	(32,936,000)	(28,536,000)
(Decrease) increase in cash and cash equivalents	(14,451,000)	(26,406,000)	52,241,000

Cash and cash equivalents
Beginning of year	73,567,000	99,973,000	47,732,000

End of year	$59,116,000	$73,567,000	$99,973,000

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,488,000	$4,398,000	$4,530,000
Supplemental disclosure of noncash activities
Transfer of investment in Summit from Parkdale	-	-	14,257,000
Capitalized items included in accounts payable	476,000	187,000	-
Capital contribution	7,000	468,000	-
Fixed asset transfers to affiliate, net	-	59,000	-
The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

1.	Significant Accounting Policies
         Organization

On June 30, 1997, Parkdale Mills, Inc. (“Parkdale”) and Unifi, Inc. (“Unifi”) entered into a Contribution Agreement (the Agreement) that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (the “Company”). In exchange for their respective contributions, Parkdale and Unifi received a 66% and 34% ownership interest in the Company, respectively.
         Operations

The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. The Company has 14 manufacturing facilities primarily located in central and western North Carolina.
         Fiscal Year

The Company’s fiscal year ends the Saturday nearest to December 31. The Company’s fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, contained 52 weeks, 53 weeks and 52 weeks, respectively.
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
         Revenue Recognition

The Company recognizes revenue when goods are shipped, and the title and risk of loss is transferred to the customer.
         Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less to be cash and cash equivalents. The Company maintains cash deposits with major banks which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes risk of loss to be remote.
         Concentration of Credit Risk

Substantially all of the Company’s accounts receivable are due from companies in the textile and apparel markets located primarily throughout North America. In addition, the Company maintains factoring arrangements with a financial institution (Note 2). The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. In the event of cash recoveries, the Company replaces the previously reserved amounts in the allowance for doubtful accounts. Sales to two customers accounted for approximately 27%, 20% and 19% of total sales in 2004, 2003 and 2002, respectively under a long-term contract with the Company. As of January 1, 2005 and January 3, 2004 accounts receivable for two customers comprises 30% and 24%, respectively of total gross accounts receivable outstanding.

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

         Property, Plant and Equipment

Assets contributed from Parkdale were transferred to the Company at Parkdale’s historical net book value. Assets contributed from Unifi were recorded at fair value which Company management has represented approximated net book value at June 30, 1997. All subsequent additions to property, plant and equipment are recorded at cost. Provisions for repairs and maintenance, which do not extend the life of the applicable assets, are expensed. Provisions for depreciation are determined principally by an accelerated method over the estimated useful lives of the assets or the capital lease term. The following is a summary:

	Useful
	Lives	2004	2003
Land and land improvements	15 years	$4,630,000	$4,630,000
Buildings	15-39 years	104,698,000	105,033,000
Machinery and equipment	5-9 years	445,698,000	458,887,000
Office furniture and fixtures	5-7 years	7,268,000	8,160,000
Construction-in-progress		17,606,000	666,000

		579,900,000	577,376,000
Less: Accumulated depreciation		(468,671,000)	(468,550,000)

Property, plant and equipment, net		$111,229,000	$108,826,000

Depreciation expense for years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $21,084,000, $28,623,000 and $34,884,000, respectively.
         Impairment of Long-Lived Assets

The Company evaluates long-lived assets to determine impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values.
         Cotton Rebate Program

The Company receives a rebate from the U.S. Government for consuming cotton grown in the United States. The rebate is based on the pounds of cotton consumed and the difference between U.S. and foreign cotton prices. Rebate income, included as a reduction to cost of goods sold in the accompanying statements of operations amounted to $10,357,000, $17,654,000 and $6,872,000 for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively. The receivable associated with this rebate amounted to $1,380,000, $241,000 and $1,344,000 as of January 1, 2005, January 3, 2004 and December 28, 2002, respectively, and was included in accounts receivable in the accompanying balance sheets.
         Deferred Financing Costs

Deferred financing costs relate to debt agreements entered into on October 31, 2001 (Note 5). Financing costs consist primarily of commitment fees, legal fees and other direct costs incurred to obtain debt financing. These costs are amortized over the applicable terms of the debt agreements.
         Intangible Assets

The Company reviews intangible assets for impairment annually, unless specific circumstances indicate that a more timely review is warranted. Intangible assets subject to amortization consisted primarily of customer lists acquired and are being amortized over the terms of the agreements, principally five years.

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

         Shipping Costs

The costs to ship products to customers of approximately $3,078,000, $2,905,000 and $4,662,000 during the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively, are included as a component of cost of goods sold in the accompanying consolidated statements of operations.
         Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51. FIN No. 46 provides criteria for determining whether the financial statement issuer must consolidate other entities in its financial statements. The provisions of FIN No. 46 are effective for entities created before December 31, 2003 and for financial statements for fiscal years beginning after December 15, 2004. For entities created after December 31, 2003, the provisions of FIN No. 46 will be effective as of the date they first become involved with the certain entity. The Company does not expect any significant impact on its financial position, results of operations, or cash flows upon the adoption of FIN No. 46.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FASB”) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 151 will have on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 153 will have on its financial position and results of operations.

2.	Factoring Arrangements

The Company has entered into factoring arrangements whereby certain of its receivables are sold on a preapproved, nonrecourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangements, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. Approximately 4% and 9% of accounts receivable were factored at January 1, 2005 and January 3, 2004, respectively. The Company had no advances from the factors outstanding at January 1, 2005 and January 3, 2004.

3.	Inventories

Inventories are stated at lower of cost or market. During 2004, cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories. During 2003, cost was determined using the specific identification method for raw material inventories and the moving-average method for yarn-in-process and finished yarn inventories. The new method of valuing inventory results from the Company’s ability to specifically track labor and overhead for finished yarn products. The effect of the change resulted in an increase to net income in 2004 of approximately $1,562,000. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

nonsalable inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of the following as of January 1, 2005 and January 3, 2004:

	2004	2003
Cotton and synthetics	$18,120,000	$41,582,000
Yarn-in-process	3,773,000	5,015,000
Finished yarn	13,226,000	13,749,000
Supplies	1,168,000	803,000

Total inventories	$36,287,000	$61,149,000

Inventory at January 3, 2004 has been reduced by a reserve of $5,100,000 related to a reduction in the value of cotton on hand. There was no such reduction in the cotton value at January 1, 2005.

4.	Income Taxes

The Company is a Limited Liability Company treated as a partnership for federal and state income tax reporting purposes. As a result, the Company’s results of operations are included in the income tax returns of its individual members. Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.

5.	Debt

On October 31, 2001, the Company authorized the issue and sale of $40,000,000 Senior Secured Notes (the “Notes”) due October 31, 2008, at a fixed interest rate of 6.82% to four insurance and finance companies. Interest payments are due on a semi-annual basis, beginning April 30, 2002. Beginning October 31, 2004, the Company is required to pay principal amounts of $8,000,000 annually until the maturity date for the Notes. The Note Purchase Agreement contains certain penalties for prepayment of the Notes. The principal amount of the Notes at January 1, 2005 and January 3, 2004 totals $32,000,000 and $40,000,000 respectively.

The Notes had an estimated fair value of $33,146,000 at January 1, 2005. The carrying value of the Notes approximates their fair value as of January 3, 2004. The Company’s debt agreements contain restrictive covenants which, among other things, require the maintenance of minimum levels of cash flow coverage and net worth, restrict payments of dividends and limit unsecured borrowings. For the year ended January 1, 2005, the Company was not in compliance with certain of the debt covenants. On January 26, 2005, the Company extinguished the Notes through utilization of working capital. The Notes totaling $32,000,000 have been classified as short-term liabilities at January 1, 2005. Associated with the Notes extinguishment, the Company terminated a $40,000,000 interest rate swap (Note 6).
         Lines of Credit

In connection with the issuance of the Notes on October 31, 2001, the Company entered into an agreement for a line of credit with a group of banks, which provides for borrowings up to $90,000,000. Borrowings under this agreement bear interest at either the prime rate plus an applicable margin or a LIBOR rate plus an applicable margin, as chosen by the Company. The line of credit was originally scheduled to terminate October 31, 2004; however, was amended during 2004 to reduce the line to $50,000,000 and to change the termination date to February 15, 2005. As of January 1, 2005 and January 3, 2004, there were no amounts outstanding under this agreement.

On February 1, 2005 the Company entered into a new revolving credit facility with maximum borrowings of $90,000,000, subject to a $20,000,000 sub-limit for letters of credit. The new debt facility will mature on February 1, 2008 and will bear interest at either the LIBOR rate or the base rate plus the

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

applicable margin. If liquidity falls below agreed upon requirements, the most restrictive covenants will require the Company to maintain minimum fixed charge coverage ratio and maximum funded debt to EBITDA ratio.

6.	Derivative Instruments

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements 137, 138, and 149 in June 1999, June 2000, and April 2003, respectively. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. During fiscal 2001, the Company adopted SFAS No. 133. The Company uses interest rate swap agreements to manage the risk that changes in interest rates will affect the amount of future interest payments. The differential paid or received under these agreements is recognized as an adjustment to interest expense. These agreements are required to be recognized at their fair value in the accompanying balance sheets.

As of January 1, 2005 and January 3, 2004 the Company was a party to the following interest rate swap agreements with a bank:

Fixed rate amount	$18,000,000	$30,000,000	$40,000,000
Payment rate	4.9%	5% fixed	one-month LIBOR
Receipt rate	one-month LIBOR	one-month LIBOR	4.24%
Inception date	01/01/2005	03/07/2001	11/21/2001
Expiration date	01/02/2008	03/12/2004	10/12/2008
Estimated fair value as of January 3, 2004 asset (liability)	$ -	$(293,000)	$939,000
Estimated fair value as of January 1, 2005 asset (liability)	101,000	-	237,000

The fair values of the agreements are the estimated amounts that the Company would pay or receive to terminate these agreements at the reporting date, taking into account current interest rates. The estimated fair values do not necessarily reflect the potential income or loss that would be realized on an actual settlement of the agreements. The Company did not apply hedge accounting treatment and has recorded the unrealized gains and losses in the statements of operations.

In addition, the Company enters into forward contracts for cotton purchases, which qualify as derivative instruments under SFAS No. 133. However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption. Therefore, the provisions of SFAS No. 133 are not applicable to these contracts.

The Company enters into futures contracts for cotton purchases, which qualify as derivative instruments under SFAS No. 133. These contracts are used to economically hedge against rising cotton prices. The Company does not apply hedge accounting for these contracts and records these instruments at fair value of $3,462,000 and $10,230,000 in the accompanying balance sheets as of January 1, 2005 and January 3, 2004, respectively. The Company recorded a charge to earnings of approximately $15,595,000 for the

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

year ended January 1, 2005. The Company recorded a credit to earnings of approximately $10,989,000 and $2,953,000 for the years ended January 3, 2004 and December 28, 2002, respectively.

At January 1, 2005 and January 3, 2004, all realized and unrealized gains and losses, resulting from these derivatives, are reflected in the accompanying statements of operations as a component of gain (loss) on derivative instruments.

7.	Investment in Summit Yarn Joint Venture

On June 4, 1998, Parkdale and Burlington entered into a Joint Venture and Contribution Agreement (the “Agreement”) whereby Parkdale and Burlington agreed to contribute certain assets and cash for the purpose of constructing, operating and managing a yarn manufacturing facility, (the “Joint Venture”), which qualifies under the “Maquiladora” program in accordance with applicable Mexican law, and for the marketing and sale of yarn manufactured by the Joint Venture, Summit Yarn, LLC (“Summit”). In exchange for their respective contributions, Parkdale and Burlington each received a 50% ownership interest in Summit. Concurrent with the formation of Summit, Parkdale and Burlington formed Summit Yarn Holding I, which serves as the holding company for Parkdale’s and Burlington’s investment in various Mexican corporations, related to the Joint Venture. Parkdale and Burlington each received a 50% ownership interest in Summit Yarn Holding I. Effective January 15, 2002, Parkdale transferred its ownership in Summit Yarn Joint Venture (“Summit”) to the Company. The investment was transferred at Parkdale’s historical basis of $14,257,000, which included notes receivable from Summit totaling $5,227,000. The Agreement expires in 2018 and has stated renewal options. The Company accounts for its investment in Summit and Summit Yarn Holding I based on the equity method of accounting.

On November 15, 2001, Burlington declared Chapter 11 bankruptcy. On November 9, 2003, the purchase of Burlington by WL Ross & Co. was completed, and Burlington emerged from bankruptcy. During March 2004, WL Ross & Co. completed the integration of Burlington and Cone Mills into the newly formed International Textile Group. As part of the new structure, Cone Mills assumed responsibility of Burlington’s Burlmex denim plant in Mexico. Cone Mills and Burlington operate under separate business units of the International Textile Group.

Effective August 2, 2004, Burlington transferred its ownership in Summit Yarn Joint Venture to Cone Denim LLC.

Summarized audited financial information of Summit Yarn Joint Venture as of and for the years ended October 2, 2004 and September 27, 2003 is as follows:

	2004	2003
Current assets	$12,870,000	$10,817,000
Total assets	31,662,000	32,141,000
Current liabilities	4,266,000	2,968,000
Total liabilities	12,850,000	14,251,000
Equity	18,772,000	17,890,000
Total liabilities and equity	31,662,000	32,141,000

Revenue	55,496,000	40,791,000
Expenses	54,614,000	39,667,000
Net income	882,000	1,124,000

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

8.	Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $427,000, $486,000 and $572,000 during the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

9.	Related Party Transactions
         Cotton Purchases and Commitments

During fiscal 2004, 2003 and 2002, the Company sold cotton at cost to Parkdale amounting to $9,952,000, $1,204,000 and $4,558,000, respectively. During fiscal 2004, 2003 and 2002, Parkdale sold cotton at cost to the Company amounting to $1,073,000, $1,908,000 and $10,156,000, respectively.

During the year ended December 28, 2002, the Company sold cotton at cost to Magnolia Manufacturing Company (Magnolia), a related company owned by certain of Parkdale’s stockholders, amounting to $5,363,000. Effective December 29, 2002, Magnolia Manufacturing Company merged with Parkdale; therefore, there were no cotton sales to this entity during the years ended January 1, 2005 and January 3, 2004.

The cost of cotton transferred between the Company, Parkdale and Magnolia is determined on a specific identification basis for each cotton bale sold or purchased.

The Company purchased cotton through a related entity of which Parkdale owns 50% totaling $44,806,000, $65,051,000 and $45,157,000 for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively. The accounts payable due the related entity was $1,404,000, $3,562,711 and $1,347,975 as of January 1, 2005, January 3, 2004 and December 28, 2002, respectively, and was included in trade accounts payable in the accompanying balance sheets.
         Shared Expenses Allocation

The Company and Parkdale share certain accounting and administrative expenses. Parkdale and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company were approximately $13,925,000, $16,759,000 and $15,077,000 for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.
         Due From (To) Affiliates

Due from (to) affiliates consists of the following as of January 1, 2005 and January 3, 2004:

	2004	2003
Due from Summit	$50,000	$579,000
Due to Parkdale	(2,033,000)	(1,097,000)
Due (to) from Alliance Real Estate III	(8,000)	57,000

	$(1,991,000)	$(461,000)

The due to/from amounts result from intercompany charges related to inventory purchases, accounts receivable collections and the administrative expense allocation.
         Notes Receivable from Joint Venture

In connection with the transfer of Parkdale’s interest in Summit to the Company, the Company assumed notes receivable from Summit in the amount of $3,550,000, which bears interest at 5.5% and $1,677,000,

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

which bears interest at 5.7%. At January 1, 2005 and January 3, 2004, there was $3,609,000 and $4,777,000 outstanding on the notes receivable, respectively.

The maturity date of the notes is December 1, 2005. Interest income earned on balances due from Summit amounted to $254,000 and $283,000 for the years ended January 1, 2005 and January 3, 2004, respectively.
         Intangible Assets

In September 1998, the Company purchased certain assets of the air jet operations of a related party. The total net book value of intangible assets associated with the Air Jet Acquisition was $1,250,000 and $1,875,000 at January 1, 2005 and January 3, 2004, respectively. Amortization expense for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $625,000, $641,000 and $594,000, respectively. Expected amortization during 2005 and 2006 totals $625,000 each year.
         Fixed Asset Transfers and Sales

During the years ended January 1, 2005, January 3, 2004 and December 28, 2002, Parkdale transferred, at net book value, fixed assets of $54,000, $67,000 and $17,000, respectively to the Company, which was settled by cash payment during the year. During the years ended January 1, 2005, January 3, 2004 and December 28, 2002, the Company transferred, at net book value, fixed assets of $154,000, $8,000 and $45,000, respectively to Parkdale. No gain or loss was recognized on these transfers.

During the year ended January 1, 2005, the Company sold fixed assets having a net book value of $33,500 to Parkdale for $40,000. As this transaction occurred between entities under common control, the difference between net book value and selling price was considered a capital contribution by Parkdale of $7,000. During the year ended January 3, 2004, the Company sold fixed assets having a net book value of $524,000 to Parkdale for $992,000. As this transaction occurred between entities under common control, the difference between net book value and selling price was considered a capital contribution by Parkdale of $468,000.
         Other

During the year ended December 28, 2002, Parkdale reimbursed the Company for certain expenses incurred relating to Summit. The income was recorded in other income (expense) in the consolidated statements of operations totaling $2,036,000. During 2004 and 2003, there were no such reimbursements relating to Summit.

The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale. Total sales amounted to $357,000, $215,000 and $461,000 for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

10.	Commitments and Contingencies
         Capital Leases

The Company maintains a lease agreement with a bank. The lease term ends in January 2013, with an option to purchase the assets in 2006 for 69.55% of the aggregate acquisition cost.

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

Future minimum lease payments under this financing at January 1, 2005 are as follows:

2005	$2,884,000
2006	2,884,000
2007	2,884,000
2008	2,884,000
2009	2,884,000
Thereafter	7,684,000

Total minimum lease payments	22,104,000
Less: Amounts representing interest	5,152,000

Present value of net minimum lease payments	16,952,000
Less: Current portion	1,754,000

$15,198,000

Lease interest expense for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $1,188,000, $1,296,000 and $1,386,000, respectively. The net book value of the assets covered under this capital lease amounted to $12,895,000, $14,507,000 and $16,119,000 as of January 1, 2005, January 3, 2004 and December 28, 2002, respectively. The fair value of the Company’s capital lease obligations approximates carrying value because the interest rate for the obligations is comparable to the Company’s estimated long-term borrowing rate.
         Operating Leases

The Company has entered into operating leases for various vehicles and office equipment. At January 1, 2005, future minimum lease payments during the remaining noncancelable lease terms are as follows:

2005	$474,000
2006	312,000
2007	205,000
2008	80,000
2009	1,000

$1,072,000

Rent expense for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $650,000, $569,000 and $586,000, respectively.
         Purchase and Sales Commitments

The Company had unfulfilled cotton purchase commitments at January 1, 2005 for approximately 169,347,000 pounds of cotton to be used in the production process at varying prices. These commitments represent 45% of the cotton purchased during the prior year ending January 3, 2004. The Company had unfulfilled yarn sales contracts with various customers at varying prices at January 1, 2005, January 3, 2004 and December 28, 2002.
         Contingencies

In late 2003, the Company disclosed to the United States Department of Justice (“DOJ”) that it participated in certain anticompetitive activities that may have resulted in violation of antitrust laws. Subject to the Company’s continuing and complete cooperation with the Antitrust Division of the DOJ, the Division agreed to provide protection for the Company and the Company’s directors, officers and employees from criminal prosecution related to the reported anticompetitive activity. As a result of the

Parkdale America, LLC
Notes to Financial Statements
January 1, 2005, January 3, 2004 and December 28, 2002

Company’s disclosure of its activities to the DOJ, several class action claims have been filed against the Company alleging that it attempted to fix and stabilize prices of open-end and airjet cotton and polycotton yarn in the United States. The Company is currently unable to determine or estimate the potential liability or range of liability that may be incurred upon resolution of this matter. However, it is reasonably possible that such liability could be material.

The Company is also involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition or the results of operations of the Company.
         Other

During the year ended January 3, 2004, the Company recorded settlement gains on certain litigation. The income of $742,000 was recorded in other income (expense) in the consolidated statements of operations.

11.	Subsequent Event

On January 4, 2005, the Company purchased certain property and production equipment for $10,000,000 and inventories for $1,288,000 from an unrelated third party.