Form 10-Q
period 2005-03-27
UNIFI INC
filed 2005-05-05
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

Yes ☑ No ☐

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 4, 2005 was 52,145,434 .

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended March 27, 2005

Part. I Financial Information

Item 1. Financial Statements

UNIFI, INC.

Condensed Consolidated Balance Sheets

	March 27,	June 27,
	2005	2004
	(Unaudited)	(Note)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,449	$65,221
Receivables, net	129,274	125,949
Inventories	142,848	116,995
Deferred income taxes	13,371	12,237
Assets held for sale	7,319	13,899
Restricted cash	2,766	—
Other current assets	11,088	10,657

Total current assets	362,115	344,958

Property, plant and equipment	1,053,965	1,044,548
Less: accumulated depreciation	(741,206)	(702,989)

	312,759	341,559

Investments in unconsolidated affiliates	160,425	163,941
Other noncurrent assets	16,868	22,077

Total assets	$852,167	$872,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,351	$75,504
Accrued expenses	45,051	44,850
Income taxes payable	1,599	1,523
Current maturities of long-term debt and other current liabilities	9,834	8,497

Total current liabilities	117,835	130,374

Long-term debt and other liabilities	285,155	263,779
Deferred income taxes	64,299	71,921
Minority interests	4,076	4,560
Commitments and contingencies Shareholders’ equity:
Common stock	5,214	5,211
Capital in excess of par value	208	127
Retained earnings	405,442	437,519
Unearned compensation	(144)	(228)
Accumulated other comprehensive loss	(29,918)	(40,728)

	380,802	401,901

Total liabilities and shareholders’ equity	$852,167	$872,535

Note: The balance sheet at June 27, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net sales	$208,318	$172,526	$596,946	$502,558
Cost of sales	199,211	162,965	567,593	476,489
Selling, general & administrative expense	11,746	12,537	31,273	36,747
Write down of long-lived assets	—	25,241	—	25,241
Goodwill impairment	—	13,461	—	13,461

Operating loss	(2,639)	(41,678)	(1,920)	(49,380)
Interest expense	5,257	4,741	15,218	14,271
Interest income	(514)	(635)	(1,436)	(1,861)
Other (income) expense, net	(277)	(2,623)	3,457	(1,632)
Equity in (earnings) losses of unconsolidated affiliates	(4,419)	6,669	(6,210)	6,558
Minority interest (income) expense	53	(4,755)	(444)	(6,831)
Restructuring charges	—	6,017	—	6,817

Loss from continuing operations before income taxes	(2,739)	(51,092)	(12,505)	(66,702)
Benefit for income taxes	(896)	(17,491)	(4,711)	(23,476)

Loss from continuing operations	(1,843)	(33,601)	(7,794)	(43,226)
Loss from discontinued operations – net of taxes	(1,429)	(16,391)	(25,779)	(20,548)

Net loss before extraordinary gain	(3,272)	(49,992)	(33,573)	(63,774)
Extraordinary gain – net of taxes of $0	1,342	—	1,342	—

Net loss	$(1,930)	$(49,992)	$(32,231)	$(63,774)

Earnings (losses) per common share:

Net loss from continuing operations – basic and diluted	$(.04)	$(.65)	$(.15)	$(.83)

Net loss from discontinued operations – basic and diluted	$(.03)	$(.31)	$(.50)	$(.39)

Extraordinary gain – basic and diluted	$.03	$—	$.03	$—

Net loss – basic and diluted	$(.04)	$(.96)	$(.62)	$(1.22)

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 27,	March 28,
	2005	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(7,794)	$(43,226)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net earnings (loss) of unconsolidated equity affiliates, net of distributions	(2,937)	9,648
Depreciation	37,645	43,998
Amortization	949	921
Net gain on asset sales	(1,155)	(3,193)
Restructuring charges	—	20,641
Write down of long-lived assets	—	25,241
Goodwill impairment	—	13,461
Deferred income tax	(10,204)	(25,010)
Provision for bad debt and quality claims	5,331	1,895
Other non-current assets	4,109	—
Other	(1,615)	(5,457)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(20,280)	(26,193)

Net cash provided by operating activities	4,049	12,726

Investing activities:
Capital expenditures	(5,685)	(7,039)
Strategic investment costs	(807)	(2,035)
Investment in foreign restricted assets	706	(1,989)
Return of capital from equity affiliates	6,727	—
Collection of notes receivable	413	426
Proceeds from sale of capital assets	1,176	4,179
Increase in restricted cash	(2,766)	—
Other	(63)	(14)

Net cash used in investing activities	(299)	(6,472)

Financing activities:
Purchase and retirement of Company stock	(2)	(8,398)
Common stock issued upon exercise of options	104	—
Other	(404)	801

Net cash used in financing activities	(302)	(7,597)

Discontinued operations and net change in assets held for sale	(18,304)	(16,087)
Effect of exchange rate changes on cash and cash equivalents	5,084	360

Net decrease in cash and cash equivalents	(9,772)	(17,070)
Cash and cash equivalents at beginning of period	65,221	76,801

Cash and cash equivalents at end of period	$55,449	$59,731

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

Except as noted with respect to the balance sheet at June 27, 2004, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 27, 2005, and the results of operations and Condensed Consolidated Statements of Cash Flows for the periods ended March 27, 2005 and March 28, 2004. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	March 27,	June 27,
	2005	2004
Raw materials and supplies	$56,454	$53,335
Work in process	9,760	9,688
Finished goods	76,634	53,972

	$142,848	$116,995

The balance of inventories associated with the newly acquired Kinston facility total $7.6 million, $1.1 million, and $19.9 million of raw materials and supplies, work in process, and finished goods as of March 27, 2005. See Footnote 16 “Asset Acquisition” for further discussion.

3.	Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	March 27,	June 27,
	2005	2004
Payroll and fringe benefits	$15,646	$12,773
Severance and restructuring	10,801	5,898
Alliance reserve	—	8,600
Interest	3,139	6,686
Other	15,465	10,893

Total	$45,051	$44,850

4.	Income Taxes

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

The American Jobs Creation Act (the “Act”) was signed into law by the President on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Act, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. As a result of liquidating the European operations, the Company expects to repatriate any excess cash that remains after re-investing approximately $30.0 million in China. At this time, Unifi expects to repatriate an amount within a range of $0 to $10.0 million. The Company intends to confirm its understanding of this new provision and seek required Chief Executive Officer and Board of Directors approval of the required domestic reinvestment plan by the required deadline. At this time, the Company has not made changes to its position on reinvestment of other foreign earnings.

The amount of tax expense included in discontinued operations net of taxes is as follows (amounts in thousands):

	For the Quarters Ended		For the Nine Months Ended
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2005	2004	2005	2004
Tax expense-discontinued operations	$4	$16	$38	$42

5.	Comprehensive Loss

Comprehensive loss amounted to $2.4 million for the third quarter of fiscal 2005 and $21.4 million for the year-to-date period, compared to $52.6 million and $60.7 million for the prior year quarter and year-to-date periods, respectively. Comprehensive loss is comprised of net losses of $1.9 million and $32.2 million, for the current quarter and year-to-date periods, respectively; and foreign translation gains (losses) of $(0.5) million and $10.8 million for the current quarter and year-to-date periods, respectively. Comparatively, comprehensive loss for the corresponding periods in the prior year were derived from net losses of $50.0 million and $63.8 million, and foreign translation gains (losses) of $(2.6) million and $3.1 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Components of Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended		For the Nine Months Ended
	Mar. 27	Mar. 28,	Mar. 27,	Mar. 28,
	2005	2004	2005	2004
Net loss from continuing operations applicable for common shareholders	$(1,843)	$(33,601)	$(7,794)	$(43,226)

Net loss from discontinued operations applicable for common shareholders	(1,429)	(16,391)	(25,779)	(20,548)
Extraordinary gain applicable for common shareholders	1,342	—	1,342	—

Total net loss available for common shareholders	$(1,930)	$(49,992)	$(32,231)	$(63,774)

Weighted average outstanding shares of common stock (basic and diluted)	52,125	52,075	52,099	52,306

7.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company continues to evaluate the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. See Footnote 9 “Stock-Based Compensation” for further discussion. On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance regarding the adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis. The effective date of SFAS No. 123(R) was modified by SAB 107 to begin with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on its financial position and results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Interpretation No. 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The effective date is for fiscal years ending after December 15, 2005. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position and results of operations.

8.	Segment Disclosures

Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS No. 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. During the third quarter of fiscal 2004, the Company formalized its initiative to develop a sourcing business. Activities relating to the sourcing business prior to the third quarter are immaterial and are included in Other (income) expense on the Company’s Condensed Consolidated Statements of Operations. The following is the Company’s selected segment information for the quarter and year-to-date periods ended March 27, 2005 and March 28, 2004 (amounts in thousands):

	Polyester	Nylon	Sourcing	Total
Quarter ended March 27, 2005:
Net sales to external customers	$158,022	$49,691	$605	$208,318
Intersegment net sales	2,093	1,457	—	3,550
Segment operating profit (loss)	(1,612)	(382)	(645)	(2,639)
Depreciation and amortization	7,816	3,720	—	11,536
Total assets	477,169	180,905	2,488	660,562

Quarter ended March 28, 2004:
Net sales to external customers	$126,385	$45,463	$678	$172,526
Intersegment net sales	1,156	1,249	—	2,405
Segment operating profit (loss)	(39,254)	(2,226)	(198)	(41,678)
Depreciation and amortization	9,076	3,975	—	13,051
Write down of long-lived assets	25,241	—	—	25,241
Goodwill impairment	13,461	—	—	13,461
Total assets	463,198	188,841	1,409	653,448

	For the Quarters Ended
	March 27,	March 28,
	2005	2004
Reconciliation of segment operating profit (loss) to loss from continuing operations before income taxes:
Reportable segments operating profit (loss)	$(2,639)	$(41,678)
Interest expense, net	4,743	4,106
Other (income) expense, net	(277)	(2,623)
Equity in (earnings) loss of unconsolidated affiliates	(4,419)	6,669
Minority interest income	53	(4,755)
Restructuring charges	—	6,017

Loss from continuing operations before income taxes	$(2,739)	$(51,092)

	Polyester	Nylon	Sourcing	Total
Nine months ended March 27, 2005:
Net sales to external customers	$437,168	$156,851	$2,927	$596,946
Intersegment net sales	4,935	4,314	—	9,249
Segment operating profit (loss)	4,970	(5,741)	(1,149)	(1,920)
Depreciation and amortization	23,486	11,163	—	34,649

Nine months ended March 28, 2004:
Net sales to external customers	$365,096	$136,784	$678	$502,558
Intersegment net sales	3,143	5,210	—	8,353
Segment operating profit (loss)	(44,493)	(4,689)	(198)	(49,380)
Depreciation and amortization	28,192	12,020	—	40,212
Write down of long-lived assets	25,241	—	—	25,241
Goodwill impairment	13,461	—	—	13,461

	For the Nine Months Ended
	March 27,	March 28,
	2005	2004
Reconciliation of segment operating profit (loss) to loss from continuing operations before income taxes:
Reportable segments operating profit (loss)	$(1,920)	$(49,380)
Interest expense, net	13,782	12,410
Other expense	3,457	(1,632)
Equity in earnings of unconsolidated affiliates	(6,210)	6,558
Minority interest income	(444)	(6,831)
Restructuring charges	—	6,817

Loss from continuing operations before income taxes	$(12,505)	$(66,702)

For purposes of internal management reporting, segment operating profit (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. In prior interim periods, certain unallocated inventory reserve adjustments and selling, general and administrative expenses were reported as reconciling items to loss from continuing operations before income taxes. During the second quarter of fiscal 2005 the Company changed the composition of its reportable segments to include these items at the segment level and eliminated the reconciling differences.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment transfers of yarn, domestic cash, the provision for bad debts, capitalization of property, plant and equipment costs and equity investments.

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (“LIFO”) method, an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $0.7 million and $0.9 million for the current and prior year quarters, respectively; and $5.3 million and $1.9 million for the current and prior year nine month periods, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated management financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service, but have not as yet been moved for management segment reporting.

The total assets for the polyester segment increased from $471.3 million at June 27, 2004 to $477.2 million at March 27, 2005 due primarily to the acquisition of the manufacturing facility in Kinston, NC which had $28.6 million in inventories, $14.3 million in trade accounts receivable, $3.7 in other assets, $1.9 million in cash, and $1.2 million in fixed assets as of March 27, 2005. The remaining $43.9 million decrease, excluding Kinston, was due primarily to decreases in fixed assets, trade accounts receivable, other assets, inventories and discontinued operations of $17.0 million, $10.2 million, $7.7 million, $7.1 million and $6.6 million, respectively, offset by an increase in cash of $3.7 million. The total assets for the nylon segment decreased from $182.5 million at June 27, 2004 to $180.9 million at March 27, 2005 due primarily to increases in inter-company receivables, inventories, other assets and cash of $4.7 million, $3.4 million, $1.9 million and $0.7 million, respectively, offset by decreases in fixed assets and accounts receivable of $10.5 million and $1.8 million, respectively.

9.	Stock-Based Compensation

With the adoption of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Had the fair value-based method under SFAS No. 123 been applied, compensation expense would have been recorded for the options outstanding based on their respective vesting schedules.

Net income (loss) on a pro forma basis assuming SFAS No. 123 had been applied would have been as follows:

	For the Quarters Ended		For the Nine Months Ended
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net loss as reported	$(1,930)	$(49,992)	$(32,231)	$(63,774)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(621)	(317)	(2,401)	(1,443)

Pro forma net (loss) income	$(2,551)	$(50,309)	$(34,632)	$(65,217)

Earnings (losses) per share:
Basic and diluted – as reported	$(.04)	$(.96)	$(.62)	$(1.22)
Basic and diluted – pro forma	(.05)	(.97)	(.66)	(1.25)

The fair value and related compensation expense of all options were calculated as of the issuance date using the Black-Scholes model.

In December 2004, the FASB issued SFAS No. 123(R) as a replacement to SFAS No. 123. This statement supersedes APB No. 25 which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. On March 29, 2005, the Securities and Exchange Commission issued SAB 107 to provide guidance regarding the adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis. The effective date of SFAS No. 123(R) was modified by SAB 107 to begin with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The adoption of SFAS No. 123(R)’s fair value method is expected to have a significant impact on the Company’s results of operations, though it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure pro forma net income (loss) and earnings (losses) per share above.

During the first half of fiscal 2005, the Board authorized the issuance of approximately 2.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options vest in three equal installments the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

On April 20, 2005, the Board of Director’s approved a resolution to vest all stock options granted prior to June 28, 2004. The Board decided to fully vest these specific options, all of which were underwater (exercise price exceeds the closing price on April 20, 2005), as there is no perceived value in these options to the employee, little retention ramifications, and to minimize the expense to the Company’s consolidated financial statements when it is required to adopt SFAS No. 123(R) as of June 27, 2005. No other modifications were made to the stock option plan except for the accelerated vesting. This acceleration of the original vesting schedules effected 0.2 million unvested stock options and the related proforma compensation expense is approximately $0.4 million.

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

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchase commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian, Brazilian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets however. Counterparties for these instruments are major financial institutions.

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Effective February 14, 2005, the Company entered into a contract to sell the European facility in Ireland and received a $2.8 million non-refundable deposit from the purchaser. In addition to the deposit, the contract calls for a partial payment of 16.0 million Euros on June 30, 2005 and a final payment of 2.1 million Euros on September 30, 2005. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure the financial institution’s maximum exposure on the hedge contract. This cash deposit has been reclassified as “Restricted cash” and is included in current assets on the balance sheet for the quarter ended March 27, 2005. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are June 2005 and November 2005, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 27,	June 27,
	2005	2004
Foreign currency purchase contracts:
Notional amount	$1,394	$3,660
Fair value	1,448	3,642

Net (gain) loss	$(54)	$18

Foreign currency sales contracts:
Notional amount	$24,099	$18,833
Fair value	23,846	19,389

Net (gain) loss	$(253)	$556

For the quarters ended March 27, 2005 and March 28, 2004, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million and $0.3 million, respectively. For the year-to-date periods ended March 27, 2005 and March 28, 2004, the total impact for both periods of foreign currency related items was a pre-tax loss of $0.4 million.

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

During the third quarter of fiscal 2005, a test of the recoverability of USTF’s long-lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long-lived assets as business conditions change.

Unifi and Nilit Ltd., located in Israel, are partners in a 50/50 joint venture named U.N.F Industries Ltd (“UNF”). The joint venture produces approximately 16 million pounds of nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

The Company holds a 34% ownership interest in a joint-venture named Parkdale America, LLC (“PAL”). The joint venture partner is Parkdale Mills, Inc. located in Gastonia, North Carolina. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 14 manufacturing facilities primarily located in central and western North Carolina. During the quarter and year-to-date periods ended March 27, 2005, the Company had equity in earnings relating to PAL of $4.5 million and $5.7 million, respectively compared to losses of $6.6 million and $6.5 million for the corresponding periods in the prior year. PAL paid to Unifi a $8.5 million distribution during the current year second quarter, of which $6.7 million was reported as a return of capital. See Footnote 19 “Commitments and Contingencies” for further information regarding this investment.

Condensed balance sheet and income statement information as of March 27, 2005, and for the quarter and nine months ended March 27, 2005, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

March 27,
2005
Current assets	$129,475
Noncurrent assets	177,347
Current liabilities	27,816
Shareholders’ equity and capital accounts	257,241

	For the Quarter Ended	For the Nine Months Ended
	March 27, 2005	March 27, 2005
Net sales	$116,254	$352,264
Gross profit	10,675	29,557
Income from operations	5,966	12,577
Net income	6,665	11,621

12.	Consolidation and Cost Reduction Efforts

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

On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its recently acquired facility in Kinston, NC. During the December 2004 quarter, the Company recorded a severance reserve of $10.6 million for approximately 500 production level employees and a restructuring reserve of $0.3 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, the $10.9 million was not recorded as a restructuring expense in the Condensed Consolidated Statements of Operations. During the current quarter, management completed the curtailment of both production lines as scheduled which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. Since no long-term assets or intangible assets were recorded in purchase accounting, the net reduction of $1.3 million was recorded as an extraordinary gain in the accompanying Condensed Consolidated Statements of Operations.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the nine months ended March 27, 2005 (amounts in thousands):

	Balance at	Fiscal 2005	Fiscal 2005	Fiscal 2005	Balance at
	June 27, 2004	Charge	Adjustments	Amount Used	March 27, 2005

Accrued severance	$2,949	$—	$8,147	$(3,462)	$7,634

Accrued restructuring	$6,654	$—	$(401)	$(1,006)	$5,247

13.	Impairment Charges

During the third quarter of fiscal 2004, management performed impairment testing for the domestic textured polyester business due to the continued challenging business conditions and reduction in volume and gross profit for the most recent fiscal quarter ended December 28, 2003. Accordingly, management determined the fair value of the plant, property and equipment at $73.7 million using market prices of the assets. Management determined that the assets were in fact impaired because the carrying value was $98.9 million. This resulted in a $25.2 million write down of the assets, which is included in the Condensed Consolidated Statements of Operations.

Subsequent to performing the SFAS No. 144 testing above and based on the circumstances set forth above, the entire domestic polyester segment was tested for impairment as of February 29, 2004. As a result of the testing, the Company recorded a goodwill impairment charge of $13.5 million in the third quarter fiscal 2004 to reduce the segment’s goodwill to zero. The Company used the income approach and market approach to determine the fair value.

14.	Retirement Plan

The Company’s subsidiary in Ireland maintains a defined benefit plan (“the DB Plan”) that covers substantially all of its employees and is funded by both employer and employee contributions. The plan provides defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement.

On July 28, 2004, the Company announced the closure of its European manufacturing operations, and as a result, a plan curtailment charge of $9.1 million was recorded and is included in the line item Loss from discontinued operations — net of taxes in the Condensed Consolidated Statements of Operations. See Footnote 18 “Discontinued Operations” for further discussion of the closure.

The net periodic pension expense recognized in the quarter and nine months ended March 27, 2005 was as follows (amounts in thousands):

	For the Quarter Ended	For the Nine Months Ended
	March 27, 2005	March 27, 2005
Pension expense:
Service cost	$7	$259
Interest costs	414	1,296
Expected return on plan assets	(414)	(1,296)
Net loss amortization	137	389
Plan curtailment	159	10,237

Net periodic pension expense	$303	$10,885

Contributions to the DB Plan were made during the first nine months of fiscal year 2005 in the amount of $0.1 million and the Company expects to contribute $6.1 million during the first half of fiscal year 2006 as the plan is expected to be terminated.

15.	Alliance

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (“DuPont”) initiated a manufacturing alliance. The intent of the alliance was to optimize the Company’s and DuPont’s POY manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under its terms, DuPont and the Company cooperatively ran their polyester POY manufacturing facilities as a single operating unit. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization.

Dupont’s subsidiary, Invista, Inc., held Dupont’s textiles and interiors assets and businesses which included the Alliance assets. Such assets and businesses were subsequently sold to subsidiaries of Koch Industries, Inc. (“Koch”). INVISTA S.a.r.l. (“INVISTA”), a subsidiary of Koch, continued to operate the DuPont site through September 29, 2004.

Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester POY manufacturing assets which resulted in the termination of the Alliance Master Agreement, thereby releasing all claims relating to Alliance disputes among the parties. See Footnote 16 “Asset Acquisition” below.

During the quarters ended March 27, 2005 and March 28, 2004, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $0 and $10.4 million, respectively and $8.4 million and $26.9 million for the current and prior year-to date periods, respectively.

16.	Asset Acquisition

As discussed in Footnote 15 “Alliance” the Company completed its acquisition of the INVISTA polyester POY manufacturing assets located in Kinston, North Carolina, including inventories, valued at $24.4 million which was seller financed. See Footnote 17 “Debt” for details of the financing agreement. On October 19, 2004, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility in Kinston, North Carolina. At that time the Company reserved $10.6 million in related severance costs and $0.3 million in restructuring costs which were recorded as assumed liabilities in purchase accounting; and therefore, had no impact on the statements of operations for the fiscal second quarter. As of March 27, 2005, both lines were successfully shut down which resulted in a reduction in the original restructuring estimate for severance. As a result of the adjustment to the restructuring reserve during the current quarter, a $1.3 million extraordinary gain was recorded.

17.	Debt

The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.

As of March 27, 2005, the Company had no outstanding borrowings and had availability of approximately $69.9 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at March 27, 2005, was 5.85%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0.

As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, Unifi Kinston, LLC, a subsidiary of the Company, entered into a $24.4 million five-year Loan Agreement. The loan, which calls for interest only payments for the first two years, bears interest at 10% per annum and is payable in arrears each quarter commencing December 31, 2004 until paid in full. Quarterly principal payments of approximately $2.0 million are due beginning December 31, 2006 with the final payment due September 30, 2009. The Loan Agreement contains customary covenants for asset based loans including a required minimum collateral value ratio of 1.0 to 1.0 and a pre-defined maximum leverage ratio. The loan is secured by all of the business assets held by Unifi Kinston, LLC.

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

18.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices (the “Division”). The manufacturing operations ceased October 31, 2004. On February 24, 2005 the Company announced that it had entered in to three separate contracts to sell the property, plant and equipment of the Division for approximately $37.0 million. To date the Company has received approximately $6.1 million in proceeds from the sales contracts and under terms of the contracts expects to receive the remaining proceeds at various times with the final payment due at the end of September, 2005. In accordance with SFAS No. 144, the assets held for sale are segregated in the Condensed Consolidated Balance Sheets, and the discontinued operations are segregated in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations for all periods presented in this report. The assets held for sale have been reported in the Company’s polyester segment. Results of operations of the Division for the third quarters and year-to-date periods ended March 27, 2005 and March 28, 2004 were as follows (amounts in thousands):

	For the Quarters Ended		For the Nine Months Ended
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2005	2004	2005	2004
Net sales	$1,169	$18,389	$23,364	$52,228

Loss from operations before income taxes	$(1,785)	$(16,375)	$(9,403)	$(20,506)
Restructuring charges (recoveries)	360	—	(16,338)	—

Loss from discontinued operations before income taxes	1,425	(16,375)	(25,741)	(20,506)
Income tax expense	4	16	38	42

Net loss from discontinued operations – net of taxes	$(1,429)	$(16,391)	$(25,779)	$(20,548)

19.	Commitments and Contingencies

The Company maintains a 34% interest in PAL, a private company, which produces cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. The Company was informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws (the “PAL Activities”). The Company believes that it had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

PAL informed the Company that it voluntarily disclosed the activities to the U.S. Department of Justice Antitrust Division (the “DOJ”), and that the DOJ has launched an investigation of the activities. PAL informed the Company that it is cooperating fully with the DOJ. If PAL violated U.S. antitrust laws, PAL could face civil liability including treble damages.

The Company accounts for its investment in PAL on the equity method of accounting and as of March 27, 2005, the Company’s carrying investment in PAL (including goodwill value) was $139.2 million. The Company remains unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.

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

The Company conducts its business through three reporting segments, Polyester, Nylon and Sourcing, each of which operates on a global basis. The polyester segment primarily manufactures its products in Brazil, South America and the United States, which has the largest operations and number of locations. During the second quarter of fiscal 2005 the polyester segment completed its acquisition of certain domestic manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l. (“INVISTA”). The Nylon segment consists of operations in the United States and Colombia, South America. The Sourcing segment is a business initiative that operates out of Unifi’s corporate office in Greensboro, North Carolina.

The textile industry in the United States continues to remain challenging primarily due to the importation of garments and fabrics from lower wage-based countries and over capacity throughout the world. These two factors have resulted in a declining market for the Company domestically and tough market conditions overseas, which has resulted in lower gross margins for both the polyester and nylon segments. Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past few years. These challenges continue to impact the Company and we expect that they will continue to impact the Company for the foreseeable future. The Company is attempting to take steps to address these difficult market conditions.

The Company’s primary objective is to return to profitability. During fiscal 2004 as a result of lower volumes, the Company announced restructuring plans in the third quarter. The March restructuring plan included the closure of a dyeing operation in England and an air-jet texturing operation in North Carolina, the consolidation of plants in Ireland, and a reduction in the domestic workforce. During the first quarter of fiscal year 2005, the Company announced its plan to close the polyester manufacturing operation in Ireland and related sales offices located throughout Europe. In the second quarter of fiscal year 2005, the Company announced the curtailment of two production lines and the downsizing of the recently acquired facility in Kinston, North Carolina. The shut down of these two production lines was completed during the third quarter of fiscal year 2005.

Results of Continuing Operations

		% to		% to		% to		% to
	Polyester	Sales	Nylon	Sales	Sourcing	Sales	Total	Sales
	(Amounts in thousands, except % to sales data)
For the quarter ended March 27, 2005
Net sales	$158,022	100.0	$49,691	100.0	$605	100.0	$208,318	100.0
Cost of sales	151,471	95.9	46,867	94.3	873	144.3	199,211	95.6

Gross profit (loss)	6,551	4.1	2,824	5.7	(268)	—	9,107	4.4
Selling, general and admin.	8,163	5.2	3,206	6.5	377	62.3	11,746	5.6

Operating profit (loss)	$(1,612)	—	$(382)	—	$(645)	—	$(2,639)	—

For the quarter ended March 28, 2004
Net sales	$126,385	100.0	$45,463	100.0	$678	100.0	$172,526	100.0
Cost of sales	156,273	123.6	44,700	98.3	694	102.4	201,667	116.9

Gross profit (loss)	(29,888)	—	763	1.7	(16)	—	(29,141)	—
Selling, general and admin.	9,366	7.4	2,989	6.6	182	26.8	12,537	7.3

Operating profit (loss)	$(39,254)	—	$(2,226)	—	$(198)	—	$(41,678)	—

		% to		% to		% to		% to
	Polyester	Sales	Nylon	Sales	Sourcing	Sales	Total	Sales
	(Amounts in thousands, except % to sales data)
For the nine months ended March 27, 2005
Net sales	$437,168	100.0	$156,851	100.0	$2,927	100.0	$596,946	100.0
Cost of sales	410,286	93.9	153,934	98.1	3,373	115.2	567,593	95.1

Gross profit (loss)	26,882	6.1	2,917	1.9	(446)	—	29,353	4.9
Selling, general and admin.	21,912	5.0	8,658	5.5	703	24.0	31,273	5.2

Operating profit (loss)	$4,970	1.1	$(5,741)	—	$(1,149)	—	$(1,920)	—

For the nine months ended March 28, 2004
Net sales	$365,096	100.0	136,784	100.0	$678	100.0	$502,558	100.0
Cost of sales	381,831	104.6	132,666	97.0	694	102.4	515,191	102.5

Gross profit (loss)	(16,735)	—	4,118	3.0	(16)	—	(12,633)	—
Selling, general and admin.	27,758	7.6	8,807	6.4	182	26.8	36,747	7.3

Operating profit (loss)	$(44,493)	—	$(4,689)	—	$(198)	—	$(49,380)	—

For the quarter ended March 27, 2005, the Company recognized a $2.6 million operating loss from continuing operations which was a $39.0 million improvement from the prior year quarter ended March 28, 2004. Year-to-date the Company recognized a $1.9 million operating loss from continuing operations which represents a $47.5 million improvement from the prior year-to-date period ended March 28, 2004. These improvements in operating income were primarily attributable to $38.7 million in charges for asset write downs and goodwill impairments included in the prior year quarter and year-to-date periods. In addition, the improvement in operating profit was attributable to cost savings from consolidation and cost reduction efforts made in the prior fiscal year, increases in selling price and the elimination of certain non-contributing product lines. During the quarter, raw material prices declined slightly while selling prices continued to increase in an effort to increase gross margin. The effects of the cost reduction efforts on the current quarter and year-to-date periods were affected by a decrease in LIFO reserves of $0.8 million and an increase of $3.2 million, respectively. The LIFO reserves increased by $1.4 million and decreased by $30 thousand for the prior year quarter and year-to-date periods respectively. The primary drivers to the current year-to-date LIFO adjustments were increases in nylon raw material prices and higher values due to product mix for the nylon inventories whereas in the prior year both polyester and nylon raw material pricing remained comparable.

The Company recognized a loss from discontinued operations — net of taxes of $1.4 million and $16.4 million for the current quarter and prior year quarter, respectively. The net loss from discontinued operations — net of taxes for the year-to-date fiscal 2005 was $25.8 million compared to $20.5 million for the prior year-to-date period. This increased net loss is a direct result of the decision to close the entire European operations at the beginning of fiscal 2005. The two major cost components included in the $25.8 million loss for the current year-to-date period are pension and severance charges of $9.3 million and $5.4 million, respectively.

Consolidated net sales from continuing operations increased from $172.5 million to $208.3 million, or 20.7%, for the quarter and from $502.6 million to $596.9 million or 18.8% for the year-to-date period. Included in the current quarter and year-to-date net sales amounts are $39.4 million and $79.3 million, respectively, related to the newly acquired partially oriented yarn (“POY”) business in Kinston, NC. Unit volume from continuing operations increased 19.9% for the quarter and 20.7% for the year-to-date period, while average net selling prices increased by 0.7% and decreased by 1.6% for the quarter and year-to-date periods, respectively. The primary driver of the increases in revenue and unit volumes is the acquisition of the Kinston manufacturing facility from INVISTA. See the Polyester discussion below for further analysis including the effects of the Kinston facility on the current quarter and year-to-date results.

At the segment level, polyester accounted for 75.8% and 73.2% of dollar net sales for the quarter and year-to-date periods, respectively compared to 73.2% and 72.7% for the corresponding prior year periods. Nylon accounted for 23.8% and 26.3% of dollar net sales for the quarter and year-to-date periods, respectively compared to 26.4% and 27.2% for both corresponding prior year periods. Sourcing accounted for 0.3% and 0.5% of dollar net sales for the current quarter and year-to-date periods, respectively.

Gross profit from continuing operations increased $38.2 million to $9.1 million, for the quarter and increased $42.0 million to $29.3 million for the year-to-date period. These improvements in gross profit were primarily attributable to $38.7 million in charges for asset write downs and goodwill impairments included in the prior year quarter and year-to-date periods. The overall increases in gross profit for the 2005 year-to-date period are also due to realized savings on consolidation and cost reductions efforts, the acquisition of the Kinston manufacturing plant and discontinuation of unprofitable products.

Selling, general, and administrative expenses decreased by 6.3% or $0.8 million to $11.7 million for the quarter and decreased by 14.9% or $5.5 million to $31.3 million for the year-to-date period. The decrease in selling, general, and administrative expenses is due to downsizing of corporate departments and their related costs. During the current quarter the Company incurred $0.4 million in consulting charges associated with its effort in becoming compliant with the Sarbanes-Oxley Act of 2002.

Polyester

On September 30, 2004, the Company acquired from INVISTA assets, including inventories, located in Kinston, North Carolina for $24.4 million which was financed by the seller. The assets acquired were associated with the manufacturing alliance between the Company and INVISTA. In addition to acquiring inventories, the Company acquired the plant and four production lines of which one was curtailed at the end of December 2004 and another line was curtailed during March 2005.

Sales and volume data for the polyester segment is not comparable with prior year periods due to the acquisition of the Kinston facility. Total sales for the polyester segment for the fiscal 2005 third quarter and nine month period ended March 27, 2005 were $158.0 million and $437.2 million, respectively, compared to $126.4 million and $365.1 million for the comparable prior year periods. Included in the sales for the polyester segment for the fiscal 2005 third quarter and nine month period were external sales of $39.4 million and $79.3 million, respectively, from the Kinston facility which was acquired effective September 30, 2004 and produces POY. The percentage related to the dollar sales under the column “consolidated without the Kinston Acquisition” below is a non-GAAP financial measure used by management in operating the business which management believes provides investors with a more accurate picture of the trends relating to price and volume of the processed polyester yarn manufactured and sold by the Company. The Kinston POY sales represent sales of a relatively high volume and lower priced commodity used in the production of processed polyester yarn. The table below displays a percentage comparison of the polyester segment sales and volume data to the corresponding prior year periods.

	Consolidated with		Consolidated without
	Kinston Acquisition		Kinston Acquisition
	For the	For the Nine	For the	For the Nine
	Quarter Ended	Months Ended	Quarter Ended	Months Ended
	Mar. 27, 2005	Mar. 27, 2005	Mar. 27, 2005	Mar. 27, 2005
Dollar Sales	25.0%	19.7%	(6.1)%	(2.0)%

Unit Volume	22.3%	22.0%	(20.2)%	(10.1)%

Average selling price	2.8%	(2.2)%	14.1%	8.1%

The increase in average selling prices without contributions from the Kinston facility is primarily due to transitioning raw material increases to customers. Conversely, the decline in volumes are partially due to reduction in sales of non-contributing product lines.

Sales in local currency for our Brazilian operation decreased 1.1% while unit volume decreased 3.9% for the quarter. For the nine month period, sales in local currency for the Brazilian operation increased 11.7% primarily due to a 14.0% increase in net selling price. Current year-to-date unit volumes declined 2.0% as compared to the prior year period. The increase in selling prices for the quarter is primarily due to increased raw material pricing being passed on to customers. The movement in currency exchange rates from the prior year to the current year positively benefited the current quarter and year-to-date sales translated to U.S. dollars for the Brazilian operation. The Brazilian operation, which is part of the Company’s polyester reporting segment, is the most significant foreign subsidiary whereby changes in translation rates would be expected to effect the segment reporting. U.S. dollar net sales were $1.8 million and $2.2 million higher than what sales would have been reported using prior year translation rates for the quarter and year-to-date, respectively, with this effect attributable to the change in the exchange rate between the U.S. dollar and the Brazilian Real. Other than the Brazilian operation, the Company does not have any other significant foreign operations where movements in currency exchange rates are material.

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices (the “Division”). The overall effect of translation rates on losses from discontinued operations was $0.5 million higher due to the strengthening of the Euro against the U.S. dollar.

Gross profit for our polyester segment increased $36.4 million to $6.5 million in the current quarter and increased $43.6 million to $26.9 million for the current nine month period. The increase in gross profit for our polyester segment was primarily attributable to $38.7 million in charges for asset writedowns and goodwill impairment included in the prior year quarter and year-to-date period. The increase in gross profit for the current quarter was offset by the loss of the INVISTA alliance benefits. See Footnote 15 “Alliance”. The increase in gross profit for the current nine month period is also attributable to increased selling prices, and cost reductions realized during the fiscal 2005 nine month periods. The INVISTA alliance, which was terminated effective September 30, 2004 with the Company’s purchase of the Kinston facility, accounted for benefits of $0 and $10.4 million for the current and prior year quarters, respectively, and accounted for year-to-date benefits of $8.4 million and $26.9 million for the current and prior year-to-date periods.

Selling, general and administrative expenses allocated, based on various cost components, to the polyester segment decreased from 7.4% of net sales in the prior year March quarter to 5.2% of net sales in the current quarter, and from 7.6% of net sales in the prior year nine month period to 5.0% of net sales in the current nine month period. On a dollar basis, selling, general and administrative expenses decreased $1.2 million to $8.2 million for the current quarter and decreased $5.8 million to $21.9 million for the current nine month period compared with the prior year periods. The decline over the prior year quarter and year-to-date periods is due to the prior year cost saving measures being realized.

Nylon

Dollar sales for our nylon segment for the current year quarter and year-to-date periods increased 9.3% and 14.7%, respectively, compared with prior year periods. Nylon unit volume for the March quarter and year-to-date periods increased 1.2% and 10.6%, respectively, compared to the prior year periods. Average selling prices increased 9.3% for the quarter and 14.7% for the nine month period. The increase in dollar sales is primarily attributable to increased unit volumes resulting from the supply agreement with Sara Lee Branded Apparel which started in July 2004.

Gross profit for our nylon segment increased $2.1 million to $2.8 million for the current quarter and decreased $1.2 million to $2.9 million for the current nine month period. The primary reasons for the increase in gross profit for the quarter are changes in product mix and lower sales of export volumes. Selling, general and administrative expenses allocated to the nylon segment decreased from 6.6% of net sales in the prior year’s March quarter to 6.5% in the current quarter, and from 6.4% in the prior year’s nine month period to 5.5% in the current nine month period. On a dollar basis, selling, general and administrative expenses increased $0.2 million to $3.2 million for the March quarter and decreased $0.1 million to $8.7 million for the year-to-date period. The increase over the prior year third quarter is attributable to higher allocation drivers primarily based on an increase in budgeted external sales pounds and dollars.

Sourcing

Net sales for the quarter and year-to-date periods ended March 27, 2005 were $0.6 million and $2.9 million, respectively. For the current quarter and year-to-date periods, the gross margin was negative $0.3 million and $0.4 million, respectively. Selling, general and administrative expenses are all directly related to the segment and are not derived from any Company allocated expenses. This segment continues to operate in a start-up mode, as the sourcing initiative was started in January 2004. This segment’s main objective is to source Unifi yarns into their full-package garments.

Corporate

Interest expense increased $0.5 million to $5.3 million in the current quarter and $0.9 million to $15.2 million for the current year-to-date period. The increase in interest expense for the quarter and nine month period is primarily attributable to the $24.4 million note associated with the Kinston facility acquisition. The weighted average interest rate on outstanding debt at March 27, 2005, was 7.0% compared to 6.5% at March 28, 2004.

Other expense was $0.3 million in the current year third quarter compared to other income of $2.6 million in the prior year third quarter. For the current year-to-date period, other expense was $3.5 million compared to other income was $1.6 million for the comparable prior year period. Other expense for the current and prior year quarters includes the provision for bad debts of $0.7 million and $0.9 million, respectively. For the current year-to-date period, the provision for bad debts was $5.3 million compared to $1.9 million for the prior year-to-date period.

Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC (“PAL”), Unifi-Sans Technical Fibers, LLC and U.N.F. Industries, Ltd. amounted to $4.4 million in the third quarter of fiscal 2005 compared with losses of $6.7 million for the corresponding prior year quarter. For the year-to-date period, equity in net earnings of these affiliates totaled $6.2 million compared to net losses of $6.6 million in the prior year. The increase in net income primarily relates to our investment in PAL. The Company’s share of PAL’s net income for the third quarter of fiscal 2005 was $4.5 million compared to a net loss of $6.6 million for the same period in fiscal 2004. PAL’s earnings from operations increased primarily due to increased volume, higher conversion margins, lower manufacturing costs and reductions of losses on futures contracts to purchase cotton. Additional details regarding the Company’s investments in unconsolidated equity affiliates and alliance follows:

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

During the third quarter of fiscal 2005, a test of the recoverability of USTF’s long-lived assets was completed, and it was determined that the carrying value of such assets was recoverable through expected future cash flows. The joint venture will continue to be monitored for the recoverability of its long-lived assets as business conditions change.

Unifi and Nilit Ltd., located in Israel, are partners in a 50/50 joint venture named U.N.F Industries, Ltd. (“UNF”). The joint venture produces approximately 16 million pounds of nylon POY at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

The Company holds a 34% ownership interest in a joint venture named Parkdale America, LLC (“PAL”). The joint venture partner is Parkdale Mills, Inc. located in Gastonia, North Carolina. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 14 manufacturing facilities primarily located in central and western North Carolina. See Footnote 19 “Commitments and Contingencies” for further information regarding this investment.

Condensed balance sheet and income statement information as of March 27, 2005, and for the quarter ended March 27, 2005, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

March 27,
2005
Current assets	$129,475
Noncurrent assets	177,347
Current liabilities	27,816
Shareholders’ equity and capital accounts	257,241

	For the Quarter Ended	For the Nine Months Ended
	March 27, 2005	March 27, 2005
Net sales	$116,254	$352,264
Gross profit	10,675	29,557
Income from operations	5,966	12,577
Net income	6,665	11,621

Minority interest expense was $0.1 million in the current year third quarter compared to income of $4.8 million in the prior year third quarter. For the current year-to-date period, minority interest income was $0.5 million compared to $6.8 million for the comparable prior year period. The minority interest recorded in the consolidated financial statements primarily relates to the minority owner’s share of the earnings of Unifi Textured Polyester, LLC (“UTP”). UTP realized a reduced loss in the current year fiscal quarter compared to the prior year third quarter primarily due to increased selling prices and reduced volumes associated with non-contributing products .

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is June 2005.

In fiscal 2004, the Company recorded a restructuring charge of $27.7 million which consisted of $7.8 million of employee severance costs for approximately 280 management and production level employees, $12.1 million of fixed asset write-offs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina and other consolidation related costs of $2.1 million which primarily relate to various plant closures. Severance payments are being made in accordance with various plan terms and the expected completion date is July 2005. Employee severance of $0.8 million was charged to expense in the third quarter of fiscal 2004 and is included above in the $7.8 million of severance for all of fiscal 2004.

On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its recently acquired facility in Kinston, NC. During the December 2004 quarter, the Company recorded a severance reserve of $10.6 million for approximately 500 production level employees and a restructuring reserve of $0.3 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, the $10.9 million was not recorded as a restructuring expense in the Condensed Consolidated Statements of Operations. During the current quarter, management completed the curtailment of both production lines as scheduled which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. Since no long-term assets or intangible assets were recorded in purchase accounting, the net reduction of $1.3 million was recorded as an extraordinary gain in the accompanying Condensed Consolidated Statements of Operations.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the nine months ended March 27, 2005 (amounts in thousands):

	Balance at
	June 27,	Fiscal 2005	Fiscal 2005	Fiscal 2005	Balance at
	2004	Charge	Adjustments	Amount Used	March 27, 2005

Accrued severance	$2,949	$—	$8,147	$(3,462)	$7,634

Accrued restructuring	$6,654	$—	$(401)	$(1,006)	$5,247

The Company’s income tax benefit from continuing operations for both current and prior year periods is different from the U.S. statutory rate primarily due to income from certain foreign operations being taxed at lower effective rates.

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices (the “Division”). The manufacturing operations ceased October 31, 2004. On February 24, 2005 the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the Division for approximately $37.0 million. To date the company has received approximately $6.1 million in proceeds from the sales contracts and under terms of the contracts expects to receive the remaining proceeds at various intervals with the final payment due at the end of September, 2005. In accordance with SFAS No. 144, the assets held for sale are segregated in the Condensed Consolidated Balance Sheets, and the discontinued operations are segregated in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations for all periods presented in this report. The assets held for sale have been reported in the Company’s polyester segment.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Effective February 14, 2005, the Company entered into a contract to sell the European facility in Ireland and received a $2.8 million non-refundable deposit from the purchaser. In addition to the deposit, the contract calls for a partial payment of 16.0 million Euros on June 30, 2005 and a final payment of 2.1 million Euros on September 30, 2005. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure the financial institution’s maximum exposure on the hedge contract. This cash deposit has been reclassified as “Restricted cash” and is included in current assets on the balance sheet. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are June 2005 and November 2005, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 27,	June 27,
	2005	2004
Foreign currency purchase contracts:
Notional amount	$1,394	$3,660
Fair value	1,448	3,642

Net (gain) loss	$(54)	$18

Foreign currency sales contracts:
Notional amount	$24,099	$18,833
Fair value	23,846	19,389

Net (gain) loss	$(253)	$556

For the quarters ended March 27, 2005 and March 28, 2004, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million and $0.3 million, respectively. For the year-to-date periods ended March 27, 2005 and March 28, 2004, the total impact for both periods of foreign currency related items was a pre-tax loss of $0.4 million.

The Company has established a valuation allowance against its deferred tax assets relating to state income tax credits and a long term capital loss carry-forward. The valuation allowance increased $0.1 million and $0.3 million in the third quarter and year-to-date periods in fiscal year 2005 compared to an increase of $0.5 million and $1.0 million for the corresponding periods in fiscal year 2004 due to lower estimates of future state taxable income.

Liquidity and Capital Resources

Cash provided by continuing operations was $4.0 million for the nine months ended March 27, 2005, compared to cash provided by continuing operations of $12.7 million for the corresponding period of the prior year. Cash provided by continuing operations is derived by adjusting the net loss from continuing operations for the effects of non-cash charges to income as well as changes in working capital. The principle adjustments made to the net loss from continuing operations that positively effect cash from continuing operations were depreciation and amortization aggregating $38.6 million, other non-current assets of $4.1 million, inventories of $1.2 million and income taxes of $0.7 million. Offsetting these positive adjustments were decreases in accounts payable and accruals of $14.2 million, deferred taxes of $10.2 million, earnings of equity affiliates of $2.9 million, other assets of $2.9 million and accounts receivable of $2.6 million. All working capital changes have been adjusted to exclude currency translation effects. The Company expects to continue to generate cash from continuing operations and does not anticipate any liquidity issues in the foreseeable future.

The Company ended the current quarter with working capital of $244.3 million, which included cash and cash equivalents of $55.4 million as compared to working capital of $200.5 million, which included cash and cash equivalents of $59.7 million at March 28, 2004. The current ratio improved from 2.51 at March 28, 2004 to 3.07 at March 27, 2005.

The Company utilized $0.3 million cash from net investing activities and $0.3 million in net financing activities during the current year-to-date period. The sources from cash investing activities include $6.7 million in return of capital distributions from equity affiliates, $1.2 million from sales of property, plant and equipment and other investing activities of net $1.1 million. The primary cash expenditures during this period included $5.7 million for capital expenditures, $2.8 million restricted cash deposits, and $0.8 million for strategic investment expenses.

As of March 27, 2005 the Company is not committed for any significant capital expenditures, but expects to spend approximately $9.0 million for capital expenditures during fiscal year 2005. Throughout the next three months, management intends to further reduce its accounts receivable and inventory balances which should improve cash provided by continuing operations. Management is not able to estimate an expected working capital reduction at this time.

Management does not expect the closure of the European operations to negatively impact cash flows. Working capital is expected to be converted into cash in a timely manner to meet severance obligations and other liabilities.

On October 21, 2004, the Company announced during its second quarterly conference call that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“Sinopec”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in Sinopec’s facilities in Yizheng, Jiangsu Province, China. Unifi anticipates owning a 50% equity interest in the venture which will require an investment of approximately $30.0 million. Management currently estimates that the transaction will close in the first quarter of fiscal year 2006, at the earliest.

Although the results from operations continue to show improvement as compared to the third quarter and year-to-date period of fiscal year 2004, management is continuing to review all domestic and foreign operations in an effort to reduce costs. These efforts may result in future charges including plant closures, employee severance charges, and other consolidation costs.

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

As of March 27, 2005, the Company had no outstanding borrowings and had availability of approximately $69.9 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at March 27, 2005, was 5.85%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At March 27, 2005, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the “Notes”) which bear a coupon rate of 6.5% and mature in February 2008. The estimated fair value of the Notes, based on quoted market prices, at March 27, 2005, and June 27, 2004, was approximately $217.5 million and $190.0 million, respectively. The Company makes semi-annual interest payments of approximately $8.1 million in the months of February and August.

Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester POY manufacturing assets, including inventories, for approximately $24.4 million.

As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, Unifi Kinston, LLC, a subsidiary of the Company, entered into a $24.4 million five-year Loan Agreement. The loan, which calls for interest only payments for the first two years, bears interest at 10% per annum and is payable in arrears each quarter commencing December 31, 2004 until paid in full. Quarterly principal payments of approximately $2.0 million are due beginning December 31, 2006 with the final payment due September 30, 2009. The Loan Agreement contains customary covenants for asset based loans including a required minimum collateral value ratio of 1.0 to 1.0 and a pre-defined maximum leverage ratio. The loan is secured by all of the business assets held by Unifi Kinston, LLC.

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

The Company maintains a 34% interest in PAL, a private company, which produces cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. The Company was informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws (the “PAL Activities”). The Company believes that it had no involvement whatsoever in the activities at issue and believes it has no liability arising out of them.

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

The Company accounts for its investment in PAL on the equity method of accounting and as of March 27, 2005, the Company’s carrying investment in PAL (including goodwill value) was $139.2 million. The Company remains unable at this time to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.

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

Outlook

The Company is continuing to implement the strategies it developed during the second half of fiscal year 2004 to return the Company to profitability. Facing raw material price increases and shrinking margins, the Company implemented a plan to identify all unprofitable product lines and to raise sales prices to a level which would return these products to profitability. The Company’s success going forward continues to be primarily based on its ability to pass along raw material price increases to its customers and to change the mix of product offerings to more premium and value-added products, and to implement cost saving strategies which will improve our operating efficiencies. The Company expects that it will lose a certain percentage of this business to the competition; however loss of this unprofitable business would be expected to improve operating results. The anticipated loss of volume associated with these actions may require additional plant consolidations in the future.

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

Item 4. Controls and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to the Company’s management, specifically including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding such required disclosure.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2005.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Reference is made to the Company’s quarterly report on Form 10-Q for the quarter ended September 26, 2004, reporting the company’s September 30, 2004, completion of the acquisition of the INVISTA polyester POY manufacturing assets, which effectively terminated the dispute relating to a manufacturing alliance involving such assets.

The information set forth in Footnote 19 “Commitments and Contingencies” to the Company’s Condensed Consolidated Financial Statements relating to the U.S. Department of Justice Antitrust division’s investigation of Parkdale America, LLC is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c)

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
12/27/04 – 01/26/05	—	—	—	6,807,241

01/27/05 – 02/26/05	—	—	—	6,807,241

02/27/05 – 03/27/05	—	—	—	6,807,241

Total	—	—	—

On April 25, 2003, the Company announced that its Board of Directors had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. Consequently, no shares were repurchased by the Company during the quarter ended March 27, 2005 under the repurchase program, and there is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

     (a) Exhibits Index

(10.1)	Chip Supply Agreement by and between Unifi Manufacturing, Inc. and NanYa Plastics Corp., America, filed (in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof) as Exhibit 10.1 to the Company’s current report of Form 8-K dated March 18, 2005, which is incorporated herein by reference.

(31a)	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31b)	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32a)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32b)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: May 5, 2005	/s/ WILLIAM M. LOWE, JR.

William M. Lowe, Jr.
Vice President, Chief Operating Officer and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)