Form 10-K
period 2005-06-26
UNIFI INC
filed 2005-09-26
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2005

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of December 24, 2004, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $193,287,518. The Registrant has no non-voting stock.
      As of September 21, 2005, the number of shares of the Registrant’s common stock outstanding was 52,145,434.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 19, 2005, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

PART I

Item 1.	Business

General Development of Business
      Unifi, Inc., a New York corporation formed in 1969, together with its subsidiaries, hereinafter set forth, (the “Company” or “Unifi”), is a diversified producer and processor of multi-filament polyester and nylon textured yarns with manufacturing operations in the U.S. and South America. The Company is primarily engaged in the processing of synthetic yarns in two business segments, polyester and nylon. The polyester segment is comprised of textured, dyed, twisted and beamed yarns with sales to knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, industrial and other end use markets. The nylon segment is comprised of textured nylon and covered spandex products with sales to knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end use markets.
      On September 30, 2004, the Company completed its acquisition of the INVISTA polyester filament manufacturing assets located in Kinston, North Carolina which the Company acquired from INVISTA S.a.r.l. (“INVISTA”), a subsidiary of Koch Industries, Inc. (“Koch”). During fiscal year 2005, Unifi completed the liquidation of its dyed operations in the U.K., and made significant progress in liquidating its Irish manufacturing operations.
      During the third quarter of fiscal 2004, the Company formalized its initiative to develop a sourcing business. While the sourcing business contributed to the Company’s business initiatives, management decided in July 2005 to discontinue this business segment and to focus solely on its successful downstream marketing efforts. The sourcing business is currently completing and delivering existing programs and expects to be substantially wound up by the end of the third quarter of fiscal year 2006.

Financial Information About Segments
      See Note 7 “Business Segments, Foreign Operations and Concentrations of Credit Risk” of this Report for further information regarding the financial information about these segments.

Description of Business
      The Company manufactures partially oriented yarn (“POY”) and processes synthetic polyester and nylon yarns. POY is made from petroleum based chemicals that are reacted to form a polymer which is melted and extruded through microscopic holes to form a collection of filaments which are combined to form a yarn. The texturing process, which is common to both polyester and nylon, involves the processing of POY, which is either natural or solution dyed raw polyester or natural nylon filament fiber. Texturing POY involves the use of high-speed machines to draw, heat, and twist the POY to produce yarn having various physical characteristics, depending on its ultimate end use. This process gives the yarn greater bulk, strength, stretch, consistent dye ability and a softer feel, thereby making it suitable for use in knitting and weaving of fabrics. The polyester and nylon yarns produced by the Company can be sold externally or further processed internally. Additional processing for our polyester segment includes package dyeing, twisting and beaming. Package dyeing allows the Company to match customer specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting incorporates real twist into the filament yarns, which can be sold for such uses as sewing thread, home furnishings and apparel. Beaming places both textured yarn on beams to be used by customers in knitting and weaving applications. Warp drawing converts POY into flat yarn, also packaged on beams. Further processing for the nylon segment mostly includes covering, which involves the wrapping or air entangling of filament or spun yarn around a core yarn. This process enhances a fabric’s ability to stretch, recover its original shape, and resist wrinkles.
      Sources and Availability of Raw Materials: The primary raw material suppliers to the Company’s polyester segment are Nanya Plastics Corp. of America (“Nanya”) for polyester polymer beads (“chip”), DAK Americas LLC for terephthalic acid (“TPA”) and E.I. DuPont de Nemours and Company (“DuPont”) for mono-ethylene glycol (“MEG”). The production of POY is comprised of two primary processes, polymerisation (performed at the Company’s Kinston facility) and spinning (performed at the Company’s Yadkinville and Kinston facilities). The polymerisation process is the production of polymer by a chemical reaction involving TPA and MEG, which are combined to form chip. The spinning process involves the extrusion of molten polymer, directly from polymerization or using chip, into POY. The molten polymer is extruded through spinnerettes to form continuous multi-filament raw yarn.
      The primary suppliers of POY to the Company’s nylon segment are U.N.F. Industries Ltd (“UNF”), Universal Premier Fibers, LLC (formerly Cookson Fibers, Inc.) and Sara Lee Nilit Fibers, Ltd. UNF is a 50/50 joint venture between Unifi and Nilit Ltd., located in Israel. The joint venture produces nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY production is being utilized in the Company’s domestic nylon texturing and covering operations.
      Although the Company is heavily dependent upon a limited number of suppliers, the Company has not had and does not anticipate having any significant difficulty in obtaining its raw nylon POY or chemical and other raw materials used to manufacture polyester POY.
      Patents, Trademarks and Licenses: The Company currently has a limited number of patents and approximately 20 registered trademarks, none of which it considers material to any reporting segment or its business taken as a whole.
      Working Capital Commitments, Sales Return Policies and Customer Payment Terms: The Company does not currently provide a raw yarn consignment arrangement to any customers.
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
      Customers: In the fiscal year ended June 26, 2005, the Company sold its polyester yarns to approximately 800 customers and its nylon yarns to approximately 200 customers. Neither the polyester reporting segment nor the nylon reporting segment had sales to any one customer in fiscal year 2005 either individually or combined (for shared customers) in excess of 10% of the Company’s consolidated revenues. However, there is one nylon reporting segment customer that exceeds 10% of the nylon segment’s net sales to external customers.
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
      Competitive Conditions: The textile industry in which the Company currently operates is competitive. The Company processes and sells both high-volume commodity products and more specialized yarns both domestically and internationally into many end-use markets. Pricing is highly competitive with innovation, product quality and customer service being essential for differentiating the competitors within the industry. Product innovation gives our customers competitive advantages, while product quality is an important factor for improving our customers’ manufacturing efficiencies. The Company’s polyester and nylon segments compete in a worldwide market with a number of other foreign and domestic producers of such yarns. In the sale of polyester filament yarns, major domestic competitors are Nanya, Dillon Yarn Company, Inc., O’Mara, Inc., Spectrum Dyed Yarns, Inc., KOSA and AKRA, S.A. de C.V.; and in the sale of nylon yarns, major domestic competitors are Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc. Additionally, there are numerous foreign competitors that not only sell polyester and nylon yarns in the United States but also import foreign sourced fabric and apparel into the United States and other countries in which the Company does business which adversely impacts the sale of Company polyester and nylon yarns. General economic conditions, such as raw material prices, interest rates, currency exchange rates and inflation rates that exist in different countries have a significant impact on the Company’s competitiveness, as do various country-to-country trade agreements and restrictions.
      Research and Development: The Company spent approximately $1.8 million, $1.9 million and $2.3 million for fiscal years 2005, 2004 and 2003, respectively, on company-sponsored research and development activities. There was no customer-sponsored research and development during the last three fiscal years.
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
      Employees: The Company currently employs approximately 3,900 full-time active employees.

Financial Information about Geographic Areas
      See Note 7 “Business Segments, Foreign Operations and Concentrations of Credit Risk” of the Consolidated Financial Statements of this Report for further information regarding the financial information about geographic areas.

Available Information
      The Company’s Internet address is: www.unifi.com. Copies of the Company’s reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, that the Company files with or furnishes to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5, are available as soon as practicable after such material is electronically filed with or furnished to the SEC and maybe obtained without charge by accessing the Company’s web site or by writing Mr. William M. Lowe, Jr. at Unifi, Inc. P.O. Box 19109 Greensboro, North Carolina 27419-9109.

Item 2.	Properties
      Following is a summary of principal properties owned or leased by the Company:
      Polyester Segment Properties
      Domestic:

Yadkinville, North Carolina — six plants and two warehouses
Kinston, North Carolina — one plant and one warehouse
Reidsville, North Carolina — one plant
Staunton, Virginia — one plant and one warehouse
      Foreign:

Alfenas, Brazil — one plant and one warehouse
Sao Paulo, Brazil — one corporate office
Bogota, Colombia — one plant
      Nylon Segment Properties
      Domestic:

Madison, North Carolina — one plant and two warehouses
Mayodan, North Carolina — four plants
Fort Payne, Alabama — one central distribution center
      Foreign:

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
      All of the above facilities are owned in fee simple, with the exception of a plant in Mayodan, North Carolina which is leased from a financial institution pursuant to a Sale-leaseback Agreement entered into on May 20, 1997, as amended; one warehouse in Kinston, North Carolina, one plant in Bogota, Colombia, one sales office in New York, and one office in Sao Paulo, Brazil. Management believes all the properties are well maintained and in good condition. On July 28, 2004, the Company announced the closure of the European Division, and as of June 30, 2005, the Company had completed the sale of the real property located in Ireland and had substantially completed the sales of all the manufacturing equipment. The Company also terminated the lease relating to two warehouses in Carrickfergus, Ireland. In fiscal year 2005, the Company’s manufacturing plants in the U.S. operated below capacity while the plants in South America operated at or near full capacity. Accordingly, management does not perceive any capacity constraints in the foreseeable future.
      As a result of the Company’s consolidation efforts, the Company has closed or is in the process of closing its sales offices in Germany, France, U.K. and Hong Kong.
      The Company also leases three manufacturing facilities to other manufactures, one of which is leased to UNIFI-SANS Technical Fibers, LLC (“USTF”), a joint venture in which the Company is a 50% owner.

Item 3.	Legal Proceedings
      There are no pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

      The Company and Dupont entered into a manufacturing Alliance (the “Alliance”) in June 2000 to produce partially oriented polyester filament yarn at its facility at Kinston, North Carolina (the “Kinston Site”). Dupont and the Company have had discussions regarding the Alliance and each party alleged that the other was in breach of material terms of their agreement. Certain of these difference were finally resolved by an Arbitration Panel in June 2003. However, Dupont continued to pursue collection of its claims that the Company had breached its “Transition Period” purchasing obligation from Dupont, which the Arbitration Panel had previously dismissed as it held the Transition Period claims were not properly before it. On April 30, 2004, Dupont sold substantially all of the assets of its textiles and interiors businesses, which were owned by its wholly owned subsidiary, Invista, Inc., to subsidiaries of Koch Industries, Inc. of Wichita, Kansas. Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester POY manufacturing assets which resulted in the termination of the Alliance Master Agreement, and the release of all claims relating to Alliance disputes among the parties.
      The Company maintains a 34% interest in Parkdale America, LLC (“PAL”), a private company, which produces cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL is a joint venture with Parkdale Mills, Inc., which manages the PAL operations. The Company accounts for its investment in PAL on the equity method of accounting and as of June 26, 2005, the Company’s carrying investment in PAL (including goodwill value) was $138.8 million.
      The Company was informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws (the “PAL Activities”). PAL informed the Company that it voluntarily disclosed the activities to the U.S. Department of Justice Antitrust Division (the “DOJ”), and that the DOJ has launched an investigation of the activities. PAL informed the Company that it is cooperating fully with the DOJ. The Company believes that it had no involvement whatsoever in the activities at issue and believes it has no liability arising out of such activities or for PAL’s actions.
      The Company has been named in various federal class action lawsuits and a demand for relief under Massachusetts law related to the PAL Activities. The Company has denied all the allegations against it in these claims and intends to vigorously defend itself. The aforementioned federal class action lawsuits have been consolidated into one action in the United States District Court for the Middle District of North Carolina Greensboro Division (the “Court”) under the caption “In Re Cotton Yarn Antitrust Litigation” (the “Consolidated Action”). On January 14, 2005 with the consent of the plaintiffs, the Judge in the case signed a “Notice and Order of Dismissal Without Prejudice and Stipulation for Tolling of Statute of Limitations and Tolling Agreement” (the “Dismissal”). The Dismissal provides, among other things, that the claims against the Company in the litigation are dismissed without prejudice; that the applicable statute of limitations with respect to the claims of the plaintiffs shall be tolled during the pendency of the litigation; that if the plaintiffs’ counsel elect to rename the Company as a defendant in the litigation, for purposes of the statute of limitations, the refiling shall relate back to the date of the filing of the initial complaint in the litigation; and that the Company agrees to provide discovery in the litigation as though it was a party to the litigation, including responding to interrogatories, requests for production of documents, and notices of deposition.
      Effective August 16, 2005, Parkdale Mills, Inc. and PAL signed a Settlement Agreement with the “Class Representatives” and “Class Members” (hereinafter collectively referred to as the “Settlement Class”) in the Consolidated Action agreeing to settle this litigation. Under the terms of the Settlement Agreement, Parkdale Mills, Inc., PAL and their “joint venture partners (with particular reference to Unifi, Inc.)” are released upon final Court approval of the settlement. This settlement must be approved by the Court before it is effective. It is believed that it will take quite some time before the settlement is finally approved. Until the Settlement Agreement is finally approved by the Court, the Company remains unable to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.
      On September 7, 2005, the Company and Parkdale Mills, Inc. signed an Amendment to the PAL Operating Agreement that provides that the burden of any portion of the settlement amount contemplated in the Settlement Agreement that is to be borne by PAL will be allocated to and borne by Parkdale Mills, Inc. as a Member of PAL.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 26, 2005.

Item 4A.	Executive Officers of the Company
      The following list contains the name, age, position and offices held, and the period served in such position or offices for each of the executive officers of the Company.

Chairman of the Board and Chief Executive Officer
      BRIAN R. PARKE Mr. Parke is 57 and had been the Manager or President of the Company’s Irish subsidiary (Unifi Textured Yarns Europe Limited) from its acquisition by the Company in 1984 to January 20, 1999, when he was elected President and Chief Operating Officer of the Company. On January 26, 2000, Mr. Parke was elected Chief Executive Officer of the Company. Additionally, Mr. Parke had been a Vice President of the Company since October 21, 1993 and was elected to the Company’s Board of Directors in July 1999. In April 2004, Mr. Parke was elected Chairman of the Board of Directors.

Vice Presidents
      THOMAS H. CAUDLE, JR. Mr. Caudle is 54 and has been an employee of the Company since 1982. On January 20, 1999, Mr. Caudle was elected as a Vice President of Manufacturing Services of the Company and on July 26, 2000 he was elected as a Senior Vice President in charge of Manufacturing for the Company. In April 2003, Mr. Caudle was elected Vice President of Global Operations.
      BENNY L. HOLDER Mr. Holder is 43 and has been an employee of the Company since January 1995. Prior to coming to the Company, Mr. Holder held various management positions in the Information Technology departments within Memorex Telex from 1990 until 1994 and at Revlon, Inc. from 1994 until 1995. Mr. Holder has held various management positions within the Information Technology area of the Company since joining the Company overseeing all of the Company’s IT operations as Managing Director from June 1999 until January 2001 when he was appointed Vice President and Chief Information Officer.
      WILLIAM M. LOWE, JR. Mr. Lowe is 52 and joined the Company as Vice President and Chief Financial Officer effective January 5, 2004. Prior to being employed by the Company, Mr. Lowe was Executive Vice President and Chief Financial Officer at Metaldyne Corporation an automotive component and systems manufacturer from 2001 to 2003. From 1991 to 2001 Mr. Lowe held various financial positions at Arvinmeritor, Inc. a diversified manufacturer of automotive components and systems. In April 2004, Mr. Lowe was appointed Vice President, Chief Operating Officer and Chief Financial Officer.
      CHARLES F. MCCOY Mr. McCoy is 41, and has been an employee of the Company since January 2000, when he joined the Company as its Assistant Secretary and General Counsel. Mr. McCoy was an Associate Attorney with the law firm of Frazier, Frazier & Mahler, LLP, the firm serving as General Counsel for the Company since 1971, from 1989 until 1993 and a Partner of the firm from 1994 until December 1999. In October 2000, Mr. McCoy was elected as Vice President, Secretary and General Counsel of the Company and Corporate Compliance Officer in 2002.
      These executive officers, unless otherwise noted, were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 21, 2004. Each executive officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “UFI”. The following table sets forth the high and low sales prices of Unifi’s common stock as reported on the NYSE Composite Tape.

	High	Low

Fiscal year 2004:
First quarter ended September 28, 2003	$7.37	$4.25
Second quarter ended December 28, 2003	6.47	4.30
Third quarter ended March 28, 2004	6.68	3.90
Fourth quarter ended June 27, 2004	4.46	2.00
Fiscal year 2005:
First quarter ended September 26, 2004	$3.24	$1.80
Second quarter ended December 26, 2004	4.05	2.00
Third quarter ended March 27, 2005	4.55	3.02
Fourth quarter ended June 26, 2005	4.12	2.75
      As of September 21, 2005 there were 552 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are 4,500 beneficial owners of its common stock.
      No dividends have been paid in the past seven fiscal years and none are expected to be paid in the foreseeable future.
      The following table presents a summary of share repurchases made by Unifi during the fiscal quarter ended June 26, 2005.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs

3/28/05 - 4/27/05	—	—	—	6,807,241
4/28/05 - 5/27/05	—	—	—	6,807,241
5/28/05 - 6/26/05	—	—	—	6,807,241

Total	—	—	—

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
      For information regarding the Company’s equity compensation plans, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

	June 26, 2005	June 27, 2004	June 29, 2003	June 30, 2002	June 24, 2001
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)

	(Amounts in thousands, except per share data)
Summary of Operations:
Net sales	$799,446	$667,837	$747,681	$813,635	$1,023,163
Cost of sales	768,714	627,586	675,829	739,623	920,821
Selling, general and administrative expenses	43,157	46,333	48,182	44,707	57,595
Provision for bad debts	13,464	2,649	3,812	6,285	8,202
Interest expense	20,575	18,698	19,736	22,948	29,736
Interest income	(2,302)	(2,351)	(1,521)	(2,305)	(2,237)
Other (income) expense, net	(2,253)	(2,569)	(115)	4,129	(2,490)
Equity in (earnings) losses of unconsolidated affiliates	(6,788)	7,076	(10,627)	1,704	(2,930)
Minority interest (income) expense	(530)	(6,430)	4,769	—	2,590
Restructuring charges (recovery)	(341)	8,229	10,597	—	6,650
Arbitration costs and expenses(1)	—	182	19,185	1,129	—
Alliance plant closure costs (recovery)	—	(206)	(3,486)	—	15,000
Write down of long-lived assets	603	25,241	—	—	23,983
Goodwill impairment	—	13,461	—	—	—

Loss from continuing operations before income taxes	(34,853)	(70,062)	(18,680)	(4,585)	(33,757)
Benefit for income taxes	(14,103)	(25,401)	(2,590)	(2,132)	(10,852)

Loss from continuing operations	(20,750)	(44,661)	(16,090)	(2,453)	(22,905)
Loss from discontinued operations, net of tax	(21,632)	(25,132)	(11,087)	(3,621)	(21,769)

Loss before extraordinary item and cumulative effect of accounting change	(42,382)	(69,793)	(27,177)	(6,074)	(44,674)
Extraordinary gain — net of taxes of $0	1,157	—	—	—	—
Cumulative effect of accounting change, net of tax(2)	—	—	—	(37,851)	—

Net loss	$(41,225)	$(69,793)	$(27,177)	$(43,925)	$(44,674)

Per Share of Common Stock: (basic and diluted)
Loss from continuing operations	$(.40)	$(.86)	$(.30)	$(.05)	$(.43)
Loss from discontinued operations, net of tax	(.41)	(.48)	(.21)	(.06)	$(.40)
Extraordinary gain — net of taxes of $0.02		—	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	(.71)	—

Net loss	$(.79)	$(1.34)	$(.51)	$(.82)	$(.83)

	June 26, 2005	June 27, 2004	June 29, 2003	June 30, 2002	June 24, 2001
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)

	(Amounts in thousands, except per share data)
Balance Sheet Data:
Working capital(3)	$221,093	$214,584	$228,282	$208,330	$114,787
Gross property, plant and equipment	1,056,563	1,044,548	1,081,448	1,064,432	1,106,935
Total assets	845,375	872,535	1,002,201	1,019,555	1,150,542
Long-term debt and other obligations	259,790	263,779	259,395	280,267	259,188
Shareholders’ equity	383,575	401,901	479,748	498,040	540,543

(1)	The Arbitration costs and expenses include the award owed by Unifi to Dupont as a result of an arbitration panel ruling in June 2003 and professional fees incurred throughout the fiscal year.

(2)	The 2002 fiscal year cumulative effect of accounting change represents the write-off of goodwill associated with our nylon reporting segment. In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which prohibits companies from amortizing goodwill and other indefinite-lived intangible assets and, alternatively, requires them to review the assets for impairment annually or more frequently under certain conditions. The Company adopted SFAS 142 on June 25, 2001. In accordance with the transition provisions of this standard, the Company concluded step one of the transitional goodwill impairment test for all of the reporting units of the Company in the second quarter of fiscal year 2002. The results of this phase of the transition testing indicated that the goodwill associated with the nylon business segment might have been impaired. As required by the transitional impairment test provisions, the Company determined whether an impairment loss existed and how much, if any, of the loss was to be recognized. Based upon the results of concluding this step of the transition testing in the fourth quarter of fiscal 2002, all of the goodwill associated with the nylon segment was deemed to be impaired and was subsequently written off. In accordance with the provisions of SFAS 142, any impairment losses recognized upon initial adoption of this standard were required to be written-off as a cumulative effect of a change in accounting principle effective as of the beginning of the fiscal year in which the standard was adopted. Consequently, the Company wrote off the unamortized balance of the goodwill associated with the nylon business segment as of June 25, 2001, of $46.3 million ($37.9 million after tax) or $.71 per diluted share as a cumulative effect of an accounting change.

(3)	The working capital line item at June 24, 2001, reflects the classification of an outstanding balance under a revolving line of credit of $6.5 million and an accounts receivable securitization of $70.1 million as current liabilities, pending refinancing of these obligations, which occurred on December 7, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that reflect management’s current expectations, estimates and projections. Actual results for the Company could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in “Forward-Looking Statements” below in this section and elsewhere in this Annual Report on Form 10-K.

General
      The Company conducts its business through three reporting segments, Polyester, Nylon and Sourcing, each of which operates on a global basis. The polyester segment primarily manufactures its products in Brazil, South America and the United States, which has the largest operations and number of locations. The Nylon segment consists of operations in the United States and Colombia, South America. The Sourcing segment operates out of Unifi’s corporate office in Greensboro, North Carolina. Management recently announced that the Sourcing segment will be closed after completing and delivering all existing programs which is expected to occur during the third quarter of fiscal year 2006.
      The textile industry in the United States continues to remain challenging primarily due to the importation of garments and fabrics from lower wage-based countries and over capacity throughout the world. These two factors have resulted in a declining market for the Company domestically and overseas, which has resulted in lower net sales, gross profits and net income for both the polyester and nylon segments. In addition, the domestic demand for sheer hosiery products continues to decline which also unfavorably impacts the nylon segment. Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past several years. These challenges continue to impact the Company and we expect that they will continue to impact the Company for the foreseeable future. The Company’s success going forward continues to be primarily based on its ability to pass along raw material price increases to its customers and to improve the mix of product offerings to more premium and value-added products, and to implement cost saving strategies which will improve our operating efficiencies. The Company is also highly committed and dedicated to identifying strategic opportunities to participate in the Asian textile market, specifically China, where the growth rate is estimated to be within a range of 7% to 9%, which is much higher than the U.S. market.
      The Company’s primary objective is to return to profitability. During fiscal 2005, the Company focused on reducing costs throughout its operations and continuing to improve working capital. The dyed facility located in Manchester, England was closed in June 2004. On July 28, 2004, the Company announced management’s decision to close the European manufacturing operations and associated sales offices (the “Division”). The manufacturing operations in Ireland ceased October 31, 2004. As a result of these plant closings, the financial results of both the U.K. and Ireland facilities have been re-classified as “discontinued operations” for all periods presented in the Consolidated Statements of Operations.
      On September 30, 2004, the Company completed its acquisition of the INVISTA polyester filament manufacturing assets located in Kinston, North Carolina, including inventories, valued at approximately $24.4 million which was seller financed. The acquisition resulted in the termination of the Alliance Master Agreement which eliminated the Put and Call provisions of that agreement and released all claims relating to Alliance disputes among the parties. In the second quarter of fiscal year 2005, the Company announced that it would curtail two production lines and downsize the Kinston facility which was successfully completed in the third quarter of fiscal 2005.
      The Company has sought to expand its presence in various foreign markets, including China. On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On or about June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), which provided several closing conditions, including Governmental and Regulatory approval of the transaction. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture company, which will be called Yihua Unifi Fibre Company Limited (“YUFI”). The Company will ultimately invest $30 million in cash in YUFI for its 50% equity interest. This commitment is expected to be funded by the proceeds of capital asset sales relating to the closure of the European manufacturing operations. The joint venture transaction closed on or about August 3, 2005 and on or about August 4, 2005, the Company contributed its initial capital contribution of $15 million in cash to YUFI. The Company expects to transfer an additional $15 million to YUFI during first quarter of fiscal 2006.

Review of Fiscal Year 2005 Results of Operations (52 Weeks) Compared to Fiscal Year 2004 (52 Weeks)
      The following table set forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2005 and fiscal year 2004. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2005		Fiscal Year 2004

		% to		% to
		Total		Total	% Inc. (Dec.)

	(Amounts in thousands, except percentages)
Consolidated
Net sales
Polyester	$587,008	73.4	$481,846	72.2	21.8
Nylon	206,788	25.9	184,536	27.6	12.1
Sourcing	5,650	0.7	1,455	0.2	288.3

Total	$799,446	100.0	$667,837	100.0	19.7

		% to		% to
		Net Sales		Net Sales

Cost of sales
Polyester	$558,498	69.8	$449,121	67.3	24.4
Nylon	204,219	25.5	176,862	26.5	15.5
Sourcing	5,997	0.8	1,603	0.2	274.1

Total	768,714	96.1	627,586	94.0	22.5
Selling, general and administrative
Polyester	30,291	3.8	34,840	5.2	(13.1)
Nylon	11,920	1.5	11,128	1.6	7.1
Sourcing	946	0.1	365	0.1	159.2

Total	43,157	5.4	46,333	6.9	(6.9)
Restructuring charges (recovery)
Polyester	(212)	—	7,591	1.1	—
Nylon	(129)	—	638	0.1	—

Total	(341)	—	8,229	1.2	—
Arbitration costs and expense
Polyester	—	—	182	—	—
Alliance plant closure costs (recovery)
Polyester	—	—	(206)	—	—
Write down of long-lived assets
Polyester	—	—	25,241	3.8	—
Nylon	603	0.1	—	—	—

Total	603	0.1	25,241	3.8	(97.6)
Goodwill impairment
Polyester	—	—	13,461	2.0	—
Other (income) expenses	22,166	2.8	17,073	2.6	29.8

Loss from continuing operations before income taxes	(34,853)	(4.4)	(70,062)	(10.5)	(50.3)
Benefit for income taxes	(14,103)	(1.8)	(25,401)	(3.8)	(44.5)

Loss from continuing operations	(20,750)	(2.6)	(44,661)	(6.7)	(53.5)
Loss from discontinued operations, net of tax	(21,632)	(2.7)	(25,132)	(3.8)	(13.9)
Extraordinary gain — net of taxes of $0	1,157	0.1	—	—	—

Net loss	$(41,225)	(5.2)	$(69,793)	(10.5)	(40.9)

      For the year ended June 26, 2005, the Company recognized a $34.9 million loss from continuing operations before income taxes which was a $35.2 million improvement from the prior year. The improvement in continuing operations were primarily attributable to $38.7 million in charges for asset write downs and a goodwill impairment included in the prior fiscal year. During the fiscal year 2005, raw material prices declined slightly while selling prices continued to increase in an effort to increase gross margin. The primary drivers to the fiscal year 2005 LIFO adjustments were increases in nylon raw material prices and higher values due to the product mix for the nylon inventories whereas in the prior fiscal year both polyester and nylon raw material pricing remained comparable.
      Consolidated net sales from continuing operations increased from $667.8 million to $799.4 million, or 19.7%, for the fiscal year. Included in the current fiscal year net sales amounts are $117.7 million related to revenue generated from the newly acquired POY business in Kinston, NC. Unit volume from continuing operations increased 19.6% for the year, while average net selling prices increased by 0.2%. The primary driver of the increase in unit volumes is the acquisition of the Kinston manufacturing facility from INVISTA. The increase in net selling price was reduced by 10.5% due to the Kinston POY plant acquisition which sells lower priced commodity products. See the Polyester discussion below for further analysis including the effects of the acquisition of the Kinston facility on the current fiscal year.
      At the segment level, polyester dollar net sales accounted for 73.4% in the current fiscal year compared to 72.2% in fiscal year 2004. Nylon accounted for 25.9% of dollar net sales for the current fiscal year compared to 27.6% for the prior fiscal year. Sourcing accounted for 0.7% and 0.2% of dollar net sales for the current fiscal year and prior fiscal year, respectively.
      Gross profit from continuing operations decreased $9.5 million to $30.7 million, for the current fiscal year. This decrease is primarily attributable to higher volumes and lower average selling prices for both the polyester and nylon segments and is also a result of a delay in passing increased fiber prices to the Company’s customers during the first half of the fiscal year. Also, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $8.4 million in fiscal year 2005 compared to $38.2 million in fiscal year 2004. In addition, the Company sold off inventory during the fourth quarter that was slow moving at below cost in order to reduce its inventories and improve its working capital position.
      Selling, general, and administrative expenses decreased by 6.9% or $3.2 million for the year. The decrease in selling, general, and administrative expenses is due to downsizing of corporate departments and their related costs. During the current fiscal year the Company incurred approximately $1.1 million in professional fees associated with its efforts in becoming compliant with the Sarbanes-Oxley Act of 2002.
      For the year ended June 26, 2005, the Company recorded a $13.5 million provision for bad debts. This compares to $2.6 million recorded in the prior fiscal year. The increase relates to the domestic operations and is primarily due to the write off of one customer who filed bankruptcy in May 2005 resulting in $8.2 million in additional bad debt expense. Fiscal year 2005 continued to be a challenging year for the U.S. textile industry, particularly in the apparel sector while the financial viability of certain customers continues to require close management scrutiny in these difficult economic and industry conditions. Management believes that its reserve for uncollectible accounts receivable is adequate.
      Interest expense increased from $18.7 million in fiscal year 2004 to $20.6 million in fiscal year 2005. The increase in interest expense is primarily due to the purchase of the Kinston POY manufacturing facility from INVISTA, which was 100% seller financed. The Company had no outstanding borrowings on its domestic bank line at June 26, 2005 and June 27, 2004, and has had no borrowings on the credit facility since October 3, 2002. The weighted average interest rate of Company debt outstanding at June 26, 2005 and June 27, 2004 was 6.7% and 6.4%, respectively. Interest income decreased from $2.4 million in fiscal year 2004 to $2.3 million in fiscal year 2005.
      Other income/expense changed from $2.6 million of income in fiscal year 2004 to $2.3 million of income in fiscal year 2005. Fiscal year 2004 income included net gains from the sale of property and equipment of $3.3 million offset by other expenses of $0.7 million. The current fiscal year income includes net gains from the sale of property and equipment of $1.8 million and net unrealized gains on hedging contracts of $1.7 million; offset by charges relating to currency translations and other expenses of $0.9 million.
      Equity in the net profits of our equity affiliates, PAL, USTF and UNF totaled $6.8 million in fiscal year 2005 compared to equity in net loss of $7.1 million in fiscal year 2004. The Company’s share of PAL’s earnings improved from a $6.9 million loss in fiscal year 2004 to $6.4 million of income in fiscal year 2005. The increase in earnings is primarily attributable to PAL which realized a higher operating profit due primarily to lower cotton prices and also realized net gains on cotton futures contracts. PAL realized gains on future contracts of $1.4 million in fiscal year 2005 compared to realized net losses of $4.7 million on future contracts for cotton purchases in fiscal year 2004. PAL is forecasting a profitable calendar year 2005 and the Company expects to continue to receive cash distributions from PAL.
      The Company recorded minority interest income of $0.5 million for fiscal year 2005 compared to minority interest income of $6.4 million in the prior fiscal year. Minority interest recorded in the Consolidated Statements of Operations primarily relates to the minority owner’s share of the earnings of Unifi Textured Polyester, LLC (“UTP”). Unifi had an 85.4% ownership interest and Burlington Industries, Inc., now known as International Textile Group, LLC (“ITG”), had a 14.6% interest in UTP. In April 2005, the Company acquired ITG’s ownership interest for $0.9 million in cash.
      In the fourth quarter of fiscal year 2005, the Company’s nylon segment recorded a $0.6 million charge to write down to fair value less cost to sell 166 textile machines that are held for sale.
      The Company has established a valuation allowance against its deferred tax assets relating primarily to North Carolina income tax credits. The valuation allowance decreased $2.2 million in fiscal year 2005 compared to an increase of $2.6 million in fiscal year 2004. The gross decrease of $3.0 million in fiscal year 2005 consisted of the expiration of unused North Carolina income tax credits ($2.2 million) and the expiration of a long-term capital carryforward ($0.8 million). Due to lower estimates of future state taxable income, the portion of the valuation allowance that relates to North Carolina income tax credits increased $0.8 million and $2.6 million in fiscal years 2005 and 2004, respectively. In fiscal year 2004, the increase to the reserve also included $0.8 million that related to a long-term capital loss carryforward that the Company did not expect to utilize before it was scheduled to expire in fiscal year 2005. The net impact of changes in the valuation allowance to the effective tax rate reconciliation for fiscal years 2005 and 2004 were 2.4% and 5.0%, respectively. The percentage decrease from fiscal year 2005 to fiscal year 2004 is primarily attributable to the stabilization of forecasted state taxable income.
      The Company recognized an income tax benefit in the current fiscal year, at a 40.5% effective tax rate compared to an income tax benefit, at a 36.3% effective tax rate in fiscal year 2004. The current fiscal year effective rate was positively impacted by a reduction in the change to the valuation allowance, an increase in the utilization of state tax losses, and a change in the tax status of a subsidiary. The current fiscal year effective rate was also positively impacted by the recording of a deferred tax asset for a foreign subsidiary that should have been previously recognized. The Company recorded this deferred tax asset of $1.2 million in the fourth quarter. The Company evaluated the effect of the adjustment and determined that the differences were not material for any of the periods presented in the Consolidated Financial Statements. The current fiscal year effective tax rate was negatively impacted by the accrual required by management’s decision to repatriate approximately $15.0 million from controlled foreign corporations under the provisions of the American Jobs Act of 2004 (the “Act”).
      The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Act, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission (the “SEC”) on or before June 30, 2003. As a result of liquidating Unifi’s European manufacturing operations, the Company expects to repatriate any excess cash that remains after re-investing approximately $30.0 million in a joint venture located in China. At this time, Unifi expects to repatriate approximately $15.0 million. The Company has not made any changes to its position on the reinvestment of other foreign earnings.

      As a result of the above and after restating the prior fiscal year for discontinued operations, the Company realized during the fiscal year 2005 a net loss from continuing operations of $20.8 million or $(0.40) per share, a loss from discontinued operations — net of tax of $21.6 million or $(0.41) per share an, an extraordinary gain — net of taxes of $0 of $1.2 million or $0.02 per share for a net loss of $41.2 million or $(0.79) per share compared to a fiscal year 2004 net loss from continuing operations of $44.7 million or $(0.86) per share and a loss from discontinued operations — net of tax of $25.1 million or $(0.48) per share for a net loss of $69.8 million or $(1.34) per share.

Polyester Operations
      The following table sets forth the segment operating loss components for the polyester segment for fiscal year 2005 and fiscal year 2004. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2005		Fiscal Year 2004

		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)

	(Amounts in thousands, except percentages)
Net sales	$587,008	100.0	$481,846	100.0	21.8
Cost of sales	558,498	95.1	449,121	93.2	24.4
Selling, general and administrative	30,291	5.2	34,840	7.2	(13.1)
Restructuring charges (recovery)	(212)	—	7,591	1.6	(102.8)
Arbitration costs and expenses	—	—	182	—	—
Alliance plant closure costs (recovery)	—	—	(206)	—	—
Write down of long-lived assets	—	—	25,241	5.2	—
Goodwill impairment	—	—	13,461	2.8	—

Segment operating loss	$(1,569)	(0.3)	$(48,384)	(10.0)	(96.8)

      Fiscal year 2005 polyester net sales increased $105.1 million, or 21.8% compared to fiscal year 2004. The Company’s polyester segment sales volumes and average unit prices increased approximately 21.3% and 0.5%, respectively. The increase was due mainly to the acquisition of the Kinston, North Carolina POY manufacturing facility on September 30, 2004 and increased sales prices that were realized in the second half of the fiscal year.
      The percentages reflected in the column “Consolidated without Kinston Acquisition” in the table below are non-GAAP financial measures used by management in evaluating the business which management believes provides investors with a more accurate picture of the trends relating to price and volume of the processed polyester yarn manufactured and sold by the Company. The Kinston POY sales represent sales of a relatively high volume and lower priced commodity used in the production of processed polyester yarn. The table below displays a percentage comparison of the polyester segment sales and volume data to the corresponding prior fiscal year:

	Consolidated with	Consolidated without
	Kinston Acquisition	Kinston Acquisition

Dollar Sales	21.8%	(2.6)%
Unit Volume	21.3%	(13.6)%
Average Selling Prices	0.5%	11.0%
      The 11.0% increase in average selling prices (Consolidated without Kinston Acquisition) reflects the Company’s success in raising its textured polyester prices during fiscal year 2005 against an economic period of rising raw material prices. Domestically, Unifi’s polyester sales volumes increased 28.3% while average unit prices declined approximately 4.5%. Sales from our Brazilian texturing operation, on a local currency basis, increased 3.7% over the prior fiscal year due primarily to sales price adjustments for changes in the inflation index which were significant during the fiscal year. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was an increase of $6.1 million. Other than the Brazilian operations, the Company does not have any other significant foreign operations where movements in currency exchange rates are material.
      Gross profit on sales for our polyester operations decreased $4.2 million, or 12.9%, over fiscal year 2004, while gross margin (gross profit as a percentage of net sales) declined from 6.8% in fiscal year 2004 to 4.9% in fiscal year 2005. The reduction from the prior year is primarily attributable to an increase in fixed and variable manufacturing costs which were 38.4% of net sales in fiscal year 2005 compared to 37.5% of net sales in fiscal year 2004. In addition to the increase in fixed and variable manufacturing costs, fiber cost increased as a percent of net sales from 52.6% in fiscal year 2004 to 54.8% in fiscal year 2005. In addition, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $8.4 million and $38.2 million for the fiscal years ended June 26, 2005 and June 27, 2004, respectively. After completing the acquisition of the POY manufacturing facility in Kinston, North Carolina from INVISTA, the Alliance payments to Unifi ended.
      Selling, general and administrative expenses for this segment decreased $4.5 million from fiscal years 2004 to 2005. While the methodology to allocate domestic selling, general and administrative costs remained consistent between fiscal year 2004 and fiscal year 2005, the percentage of such costs allocated to each segment are determined at the beginning of every year based on specific cost drivers. The polyester segment’s share of these costs for fiscal year 2005 were lower compared with fiscal year 2004 due to increases in the nylon segment’s share based on the cost drivers.
      The polyester segment net sales, gross profit and selling, general and administrative expenses for fiscal year 2005 were 73.4%, 92.8% and 70.2%, respectively, of consolidated amounts compared to 72.2%, 81.3% and 75.2%, respectively for fiscal 2004.
      Our international polyester pre-tax results of operations for the polyester segment’s Brazilian location declined $4.6 million in fiscal year 2005 over fiscal year 2004. This decline is primarily due to a 4.8% increase in the cost of fiber, a 4.5% decrease in volume and a $0.5 million increase in selling, general and administrative costs.

Nylon Operations
      The following table sets forth the segment operating loss components for the nylon segment for fiscal year 2005 and fiscal year 2004. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2005		Fiscal Year 2004

		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)

	(Amounts in thousands, except percentages)
Net sales	$206,788	100.0	$184,536	100.0	12.1
Cost of sales	204,219	98.8	176,862	95.8	15.5
Selling, general and administrative	11,920	5.8	11,128	6.0	7.1
Restructuring charges (recovery)	(129)	(0.1)	638	0.4	(120.2)
Write down of long-lived assets	603	0.3	—	—	—

Segment operating loss	$(9,825)	(4.8)	$(4,092)	(2.2)	140.1

      The nylon segment net sales increased $22.3 million, or 12.1% in fiscal year 2005 compared to fiscal year 2004. Unit volumes for fiscal year 2005 increased 5.9% while the average selling price increased 6.2%. The increase in sales volume and price continue to be primarily attributable to higher sales at retail resulting from the Sara Lee Branded Apparel supply agreement (“Sara Lee Agreement”) which started in July 2004. These incremental sales were offset by erosion in our U.S. customer base due primarily to an increase in the importation of socks into the domestic market and a decline in domestic demand for sheer hosiery products.

      Nylon gross profit decreased $5.1 million, or 66.5% in fiscal year 2005 and gross margin decreased from 4.2% in fiscal year 2004 to 1.2% in fiscal year 2005. This was primarily attributable to reductions in per unit sales prices in excess of reduced unit costs for raw materials. Fiber costs increased from 62.0% of net sales in fiscal year 2004 to 64.5% of net sales in fiscal year 2005 due to the incremental change in product mix driven by the Sara Lee Agreement. Fixed and variable manufacturing costs decreased as a percentage of sales from 30.9% in fiscal year 2004 to 30.6% in fiscal year 2005.
      Selling, general and administrative expense for the nylon segment increased $0.8 million in fiscal year 2005. This increase is due to a significantly larger allocation of selling, general and administrative expenses based on cost drivers which were affected by increased sales volumes directly related to the Sara Lee Agreement. The increase in volumes attributable to the Sara Lee Agreement more than offset the overall reduction of selling, general and administrative expense that the Company realized.
      The nylon segment net sales, gross profit and selling general and administrative expenses for fiscal year 2005 were 25.9%, 8.4% and 27.6%, respectively, of consolidated amounts compared to 27.6%, 19.1% and 24.0%, respectively, for fiscal year 2004.

Sourcing Operations
      The following table sets forth the segment operating loss components for the sourcing segment for fiscal year 2005 and fiscal year 2004. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2005		Fiscal Year 2004

		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)

	(Amounts in thousands, except percentages)
Net sales	$5,650	100.0	$1,455	100.0	288.3
Cost of sales	5,997	106.1	1,603	110.2	274.1
Selling, general and administrative	946	16.8	365	25.1	159.2

Segment operating loss	$(1,293)	(22.9)	$(513)	(35.3)	152.0

      Sourcing was formalized and commenced operations during January 2004. During fiscal year 2005 the business generated a loss of $1.3 million compared to a loss of $0.5 million in fiscal year 2004. Selling, general and administrative expenses are all direct charges; the business unit does not incur any allocated expenses. In July 2005, the Company announced its plan to phase out the sourcing segment during the first half of fiscal year 2006.

Review of Fiscal Year 2004 Results of Operations (52 Weeks) Compared to Fiscal Year 2003 (52 Weeks)
      The following table set forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2004 and fiscal year 2003. The table also sets forth each of the segments net sales as a percent to total net sales, the net income components as a percent to total to net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2004		Fiscal Year 2003

		% to		% to
		Total		Total	% Inc. (Dec.)

	(Amounts in thousands, except percentages)
Consolidated
Net sales
Polyester	$481,846	72.2	$541,348	72.4	(11.0)
Nylon	184,536	27.6	206,333	27.6	(10.6)
Sourcing	1,455	0.2	—	—	—

Total	$667,837	100.0	$747,681	100.0	(10.7)

		% to		% to
		Net Sales		Net Sales

Cost of sales
Polyester	$449,121	67.3	$480,417	64.3	(6.5)
Nylon	176,862	26.5	195,412	26.1	(9.5)
Sourcing	1,603	0.2	—	—	—

Total	627,586	94.0	675,829	90.4	(7.1)
Selling, general and administrative
Polyester	34,840	5.2	36,773	4.9	(5.3)
Nylon	11,128	1.6	11,409	1.5	(2.5)
Sourcing	365	0.1	—	—	—

Total	46,333	6.9	48,182	6.4	(3.8)
Restructuring charges (recovery)
Polyester	7,591	1.1	7,161	1.0	6.0
Nylon	638	0.1	3,436	0.4	(81.4)

Total	8,229	1.2	10,597	1.4	(22.3)
Arbitration costs and expense
Polyester	182	—	19,185	2.6	(99.1)
Alliance plant closure costs
Polyester	(206)	—	(3,486)	(0.5)	(94.1)
Write down of long-lived assets
Polyester	25,241	3.8	—	—	—
Goodwill impairment
Polyester	13,461	2.0	—	—	—
Other (income) expenses	17,073	2.6	$16,054	2.1	6.3

Loss from continuing operations before income taxes	(70,062)	(10.5)	(18,680)	(2.4)	275.1
Benefit for income taxes	(25,401)	(3.8)	(2,590)	(0.3)	880.7

Loss from continuing operations	(44,661)	(6.7)	(16,090)	(2.1)	177.6
Loss from discontinued operations, net of tax	(25,132)	(3.8)	(11,087)	(1.5)	126.7

Net loss	$(69,793)	(10.5)	$(27,177)	(3.6)	156.8

      For the year ended June 26, 2004, the Company recognized a $70.1 million loss from continuing operations which was a $51.4 million increase from the prior fiscal year. The increase in the loss from continuing operations was primarily attributable to $25.2 million in charges for asset write downs and $13.5 million for goodwill impairments. The decline in income was offset by a decrease of $1.5 million in

LIFO reserves during fiscal year 2004. The primary drivers to the fiscal year 2004 LIFO adjustments were decreases in polyester raw material pricing over fiscal year 2003.
      Consolidated net sales from continuing operations decreased from $747.7 million to $667.8 million, or 10.7%, for the 2004 fiscal year. Unit volumes from continuing operations decreased 7.5% for fiscal year 2004, while average net selling prices declined by 3.2%. These decreases were primarily due to the effects of the weak economy and the reduced consumer spending which impacted textile and apparel manufacturers. Additionally, the importation of fabric and apparel primarily from Asia into the domestic market continued to erode the business of the Company’s U.S. based customers causing the Company to lose more of its market share.
      At the segment level, polyester dollar net sales accounted for 72.2% in fiscal year 2004 compared to 72.4% in fiscal year 2003. Nylon accounted for 27.6% of dollar net sales for fiscal year 2004 compared to 27.6% for the prior year period. Sourcing was formalized and commenced operations during January 2004. The first six months of operations clearly reflected that the business was in its start-up phase. For the period January through June 2004, the business generated $1.4 million in dollar net sales.
      Gross profit decreased $31.6 million to $40.3 million during fiscal year 2004. The reduction over the prior year was primarily attributable to an increase in fixed and variable manufacturing costs as a result of lower volumes and a deferral in the benefits from restructuring that were realized later in the fiscal year.
      Selling, general, and administrative expenses decreased by 3.8% or $1.8 million for the fiscal year. The decrease in selling, general, and administrative expenses was primarily due to the Company’s efforts through restructuring to reduce corporate departments and their related costs. During the fiscal year ended June 27, 2004, the Company incurred $0.7 million in consulting charges associated with its effort in becoming compliant with the Sarbanes-Oxley Act of 2002.
      For the year ended June 27, 2004, the Company recorded a $2.6 million provision for bad debts. This compared to $3.8 million recorded in the fiscal year 2003. Fiscal year 2004 continued to be a challenging year for the U.S. textile industry, particularly in the apparel sector while the financial viability of certain customers continues to require close management scrutiny in these difficult economic and industry conditions.
      Interest expense decreased from $19.7 million in fiscal year 2003 to $18.7 million in fiscal year 2004. The decrease in interest expense was a function of both lower levels of debt and lower weighted average interest rates throughout fiscal year 2004 compared to the fiscal year 2003. The Company had no outstanding borrowings on its domestic bank line at June 27, 2004 and June 29, 2003, and has had no borrowings on the credit facility since October 3, 2002. The weighted average interest rate of Company debt outstanding at June 27, 2004 and June 29, 2003 was 6.4% and 6.3%, respectively. Interest income increased from $1.5 million in fiscal year 2003 to $2.4 million in fiscal year 2004 due primarily to an increase in the interest rate earned by the Brazilian operation on its bank deposits.
      Other income/expense changed from $0.1 million of income in fiscal year 2003 to $2.6 million of income in fiscal year 2004. Fiscal year 2003 included the recognition in income of non-refundable fees collected in the amount of $1.0 million associated with our technology license agreement with Tuntex (Thailand). Fiscal year 2004 income included net gains from the sale of property and equipment of $3.3 million offset by other expenses of $0.7 million.
      Equity in the net losses, to the extent recognized, of our equity affiliates, PAL, USTF and UNF totaled $7.1 million in fiscal year 2004 compared to equity in net income of $10.6 million in fiscal year 2003. The decrease in net income primarily related to our investment in PAL. The Company’s share of PAL’s net losses in fiscal year 2004 was $6.9 million compared to net income of $11.7 million in fiscal year 2003. PAL’s earnings from operations decreased primarily due to increased cotton prices that it was unable to pass on to its customers due to sales contract commitments. In addition, PAL realized $4.7 million of net losses on futures contracts for cotton purchases in the Company’s 2004 fiscal year compared to $3.0 million in net gains on futures contracts in the Company’s 2003 fiscal year.

      The Company recorded minority interest income of $6.4 million for fiscal year 2004 compared to an expense of $4.8 million in the fiscal year 2003. Minority interest recorded in the Consolidated Statements of Operations primarily related to the minority owner’s share of the earnings and cash flows of UTP. UTP was formed with Burlington Industries, Inc., which is now known as ITG, on May 29, 1998, whereby Unifi has an 85.4% ownership interest and ITG has a 14.6% interest. For the first five years, ITG was entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. Subsequent to June 2, 2003, earnings and cash flows of UTP are allocated based on ownership percentages.
      The Company, after discontinued operations reclassifications, recorded restructuring charges in fiscal years 2004 and 2003 of $8.2 million and $10.6 million, respectively. Due to the challenging business conditions over the past two fiscal years, the Company found it necessary to implement restructuring plans in both years. The fiscal year 2003 restructuring plan consisted primarily of employee severance and related costs for 680 management and production level workers, $2.4 million of domestic severance, $5.4 million of lease costs associated with the closure of an air jet texturing plant in Altamahaw, North Carolina, and $0.2 million in other related restructuring charges.
      In June 2000 the Company and Dupont formed an Alliance to integrate each company’s polyester POY manufacturing facilities into a single production unit to enable each company to match production with the best assets available, significantly improving product quality and yields. On April 4, 2001, DuPont shut its Cape Fear POY facility allowing for the acceleration of the benefits of the Alliance by shutting down older filament manufacturing operations and transferring production to lower cost, more modern and flexible assets. As a result of DuPont shutting down the Cape Fear facility, the Company recognized, in the fourth quarter of 2001, a $15.0 million charge for its 50% share of the severance and costs to dismantle the facility. As of March 28, 2004, the project was completed and the Company’s actual share of the severance and dismantlement costs was $11.3 million. Accordingly, the Company in fiscal years 2004 and 2003 reflected reductions of previously recorded amounts of $0.2 million and $3.5 million, respectively, in the Consolidated Statements of Operations.
      The Company concluded its Arbitration proceedings with Dupont regarding the Alliance in June 2003. The award owed by Unifi to Dupont as a result of the Arbitration panel ruling was paid in June 2003. In addition, the line item “Arbitration costs and expenses” in the Consolidated Statements of Operations includes professional fees incurred throughout the applicable fiscal year. In fiscal year 2004, only $0.2 million of legal fees were related to Dupont’s claim.
      In fiscal year 2004, the Company recorded a goodwill impairment charge of $13.5 million in the polyester segment. In addition, the Company was also required to record an impairment charge of $25.2 million relating to its long-lived domestic polyester assets. For further discussion, see Note 14 “Impairment Charges” in the Consolidated Financial Statements.
      The Company has established a valuation allowance against its deferred tax assets relating primarily to North Carolina income tax credits and a long term capital loss carryforward. The valuation allowance increased $2.6 million in fiscal year 2004 compared to an increase of $2.7 million in fiscal year 2003. The gross increase of $3.5 million in fiscal year 2004 was partially offset by a $0.8 million deduction to the valuation allowance due to the expiration of unused North Carolina income tax credits, which were written off in fiscal year 2004. Due to lower estimates of future state taxable income, the portion of the valuation allowance that relates to North Carolina income tax credits increased $2.6 million and $2.7 million in fiscal years 2004 and 2003, respectively. In fiscal year 2004, the increase to the reserve also included $0.8 million that related to a long-term capital loss carryforward that the Company did not expect to utilize before it was scheduled to expire in fiscal year 2005. The net impact of changes in the valuation allowance to the effective tax rate reconciliation for fiscal years 2004 and 2003 was 5.0% and 14.6%, respectively. The percentage decrease from fiscal year 2004 to fiscal year 2003 is primarily attributable to the larger pre-tax loss in fiscal year 2004 compared to fiscal year 2003.
      The Company recognized a tax benefit in fiscal year 2004, at a 36.3% effective tax rate compared to a tax benefit, at a 13.9% effective tax rate in fiscal year 2003. A primary reason for the difference between the statutory and effective tax rate in both fiscal years 2004 and 2003 is due to changes to the deferred tax asset valuation allowance relating primarily to North Carolina income tax credits. The fiscal year 2004 effective tax rate was positively impacted by a decrease in gains realized from surrendering of life insurance policies, a reduction in the change to the valuation allowance, and an increase in the utilization of state tax losses. In fiscal year 2003, the effective tax rate was negatively impacted due to an increase in the valuation allowance relating primarily to North Carolina income tax credits. Additionally, due to a change in the legal entity structure, a deferred tax asset associated with a state net operating loss carryforward was written off in fiscal year 2003. The combined effect of the above items in fiscal years 2004 and 2003 was partially offset by the earnings of certain foreign operations, which were taxed at lower effective tax rates than the US statutory rate.
      As a result of the above and after restating the financial results for discontinued operations, the Company realized during the fiscal year 2004 a net loss from continuing operations of $44.7 million or $(0.86) per share and a loss from discontinued operations — net of tax of $25.1 million or $(0.48) per share for a net loss of $69.8 million or $(1.34) per share compared to a fiscal year 2003 net loss from continuing operations of $16.1 million or $(0.30) per share and a loss from discontinued operations — net of tax of $11.1 million or $(0.21) per share for a net loss of $27.2 million or $(0.51) per share.

Polyester Operations
      The following table sets forth the segment operating profit components for the polyester segment for fiscal year 2004 and fiscal year 2003. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2004		Fiscal Year 2003

		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)

	(Amounts in thousands, except percentages)
Net sales	$481,846	100.0	$541,348	100.0	(11.0)
Cost of sales	449,121	93.2	480,417	88.8	(6.5)
Selling, general and administrative	34,840	7.2	36,773	6.8	(5.3)
Restructuring charges (recovery)	7,591	1.6	7,161	1.3	6.0
Arbitration costs and expenses	182	—	19,185	3.5	(99.1)
Alliance plant closure costs (recovery)	(206)	—	(3,486)	(0.6)	(94.1)
Write down of long-lived assets	25,241	5.2	—	—	—
Goodwill impairment	13,461	2.8	—	—	—

Segment operating profit (loss)	$(48,384)	(10.0)	$1,298	0.2	(3,827.6)

      Fiscal year 2004 polyester segment net sales decreased $59.5 million, or 11.0% compared to fiscal year 2003. The decrease from fiscal year 2003 was primarily attributable to a continuing reduction of average unit prices and volumes as the effects of the weak economy and reduced consumer spending impacted textile and apparel manufacturers. Additionally, the importation of fabric and apparel primarily from Asia into the domestic market continued to erode the business of our U.S. based customers. For fiscal year 2004, the Company’s polyester segment’s sales volumes and average unit prices declined approximately 8.4% and 2.6%, respectively. Domestically, Unifi’s polyester sales volumes declined 12.50% while average unit prices declined approximately 3.1%. Sales from our Brazilian texturing operation, on a local currency basis, increased 6.7% over fiscal year 2003 due primarily to sales price adjustments for changes in the inflation index which were significant during fiscal year 2004 and due to a 10.9% increase in volumes. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was an increase of $8.9 million.
      Gross profit on sales for our polyester operations decreased $28.2 million, or 46.3%, over fiscal year 2003, while gross margin (gross profit as a percentage of net sales) declined from 11.3% in fiscal year 2003 to 6.8% in fiscal year 2004. The reduction over the prior year was primarily attributable to an increase in fixed and variable manufacturing costs which were 37.5% of net sales in fiscal year 2004 compared to 31.0% of net sales in fiscal year 2003 as a result of lower volumes. In addition, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $38.2 million and $34.6 million for the fiscal years ended June 27, 2004 and June 29, 2003, respectively.
      Selling, general and administrative expenses for this segment decreased $1.9 million from fiscal year 2003 to 2004. This decrease was primarily due to reductions of salaries and benefits as a result of restructuring in fiscal year 2004. While the methodology to allocate domestic selling, general and administrative costs remained consistent between fiscal year 2003 and fiscal year 2004, the percentage of such costs allocated to each segment was determined at the beginning of every year based on specific cost drivers. The polyester segment’s share of such costs for fiscal year 2004 was consistent with fiscal year 2003.
      Pre-tax results of operations for the polyester segment’s Brazilian location improved $0.4 million in fiscal year 2004 over fiscal year 2003. This improvement in the Brazilian operations reflected improved manufacturing efficiencies, an expanded customer base and continued efforts to increase sales of value-added products.
      The Polyester segment net sales, gross profit and selling general and administrative expenses for fiscal year 2004 were 72.2%, 81.3% and 75.2%, respectively, of consolidated amounts compared to 72.4%, 84.8% and 76.3%, respectively, for fiscal year 2003.

Nylon Operations
      The following table sets forth the segment operating loss components for the nylon segment for fiscal year 2004 and fiscal year 2003. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2004		Fiscal Year 2003

		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)

	(Amounts in thousands, except percentages)
Net sales	$184,536	100.0	$206,333	100.0	(10.6)
Cost of sales	176,862	95.8	195,412	94.7	(9.5)
Selling, general and administrative	11,128	6.0	11,409	5.5	(2.5)
Restructuring charges (recovery)	638	0.4	3,436	1.7	(81.4)

Segment operating loss	$(4,092)	(2.2)	$(3,924)	(1.9)	4.3

      Nylon segment net sales decreased $21.8 million, or 10.6% in fiscal year 2004 compared to fiscal year 2003. Unit volumes for fiscal year 2004 decreased by 0.1%, while average sales prices, based on product mix, decreased 10.5%. The reductions in sales volume and price continued to be primarily attributable to slower sales at retail resulting from the uncertain economy and consumer spending. Additionally, importation of fabric and apparel into the domestic market continued to erode the business of our U.S. based customers.
      Nylon gross profit decreased $3.2 million, or 29.7% in fiscal year 2004 and gross margin decreased from 5.3% in fiscal year 2003 to 4.2% in 2004. This was primarily attributable to reductions in per unit sales prices in excess of reduced unit costs for raw materials. Fixed and variable manufacturing costs increased as a percentage of sales from 30.5% in fiscal year 2003 to 30.9% in fiscal year 2004.
      Selling, general and administrative expense for the nylon segment decreased $0.3 million in fiscal year 2004 compared to fiscal year 2003. This decrease was similar to the decrease realized in the polyester segment. See further discussion on selling, general and administrative expenses under the polyester segment above for further explanation.
      The Nylon segment net sales, gross profit and selling general and administrative expenses for fiscal year 2004 were 27.6%, 19.1% and 24.0%, respectively, of consolidated amounts compared to 27.6%, 15.2% and 23.7%, respectively, for fiscal year 2003.

Sourcing Operations
      The following table sets forth the segment operating loss components for the sourcing segment for fiscal year 2004. The table also sets forth the percent to net sales:

	Fiscal Year 2004		Fiscal Year 2003

		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)

	(Amounts in thousands, except percentages)
Net sales	$1,455	100.0	$—	—	—
Cost of sales	1,603	110.2	—	—	—
Selling, general and administrative	365	25.1	—	—	—

Segment operating loss	$(513)	(35.3)	$—	—	—

      Sourcing was formalized and commenced operations during January 2004. The first six months of operations clearly reflected that the business was in its start-up phase. For the period January through June 2004, the business generated a negative gross margin of $0.1 million. Selling general and administrative expenses were all direct charges; the business unit did not incur any allocated expenses.

Outlook
      The textile industry in the United States continues to remain challenging primarily due to the importation of garments and fabrics from lower wage-based countries and over capacity throughout the world. These two factors have resulted in a declining market for the Company domestically and overseas, which has resulted in lower net sales, gross profits and net income for both the polyester and nylon segments. In addition, the domestic demand for sheer hosiery products continues to decline which also unfavorably impacts the nylon segment. Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past several years. These challenges continue to impact the Company and we expect that they will continue to impact the Company for the foreseeable future. The Company’s success going forward continues to be primarily based on its ability to pass along raw material price increases to its customers and to improve the mix of product offerings to more premium and value-added products, and to implement cost saving strategies which will improve our operating efficiencies. The Company is also highly committed and dedicated to identifying strategic opportunities to participate in the Asian textile market, specifically China, where the growth rate is much higher than within the U.S. market.
      On August 2, 2005, President Bush signed into law the U.S.-Dominican Republic — Central America Free Trade Agreement (“CAFTA”) which is a permanent agreement with no ending date that provides for duty free treatment of most apparel and textile products. The agreement includes a number of measures that will affect textile and apparel trade between the seven signatory countries which include the United States, Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua. Due to the passage of this agreement, the Company will continue its focus on marketing and sales opportunities to increase its share of business in the CAFTA and Andean regions which are continuing to be steady in their supply to the U.S.
      The World Trade Organization, as part of a staged quota removal, has eliminated all remaining textile and apparel quotas effective January 1, 2005 and the U.S. and the European Union have subsequently called for safe-guard provisions against China which would cause uncertainty in the Company’s global markets. Recent media coverage regarding the growth of imports from China has tainted the outlook for the textile industries in the U.S. The Company, through strategic initiatives, plans to participate in the growing China markets through its investment in YUFI. In addition, the Company will focus on marketing and sales opportunities to increase its share of business in the Caribbean Basin Initiative and Andean regions which are continuing to be steady in their supply to the U.S.
      As a result of Hurricane Katrina, prices of paraxylene, a feedstock used in polymer production, have increased sharply. The Company has passed this raw material price increase along to all of its customers. Unifi believes that the price increase will be temporary, and accordingly, the Company expects to be able to reduce this surcharge in the near future. As a result of Unifi’s decision to pass along the raw material price increases to its customers, the Company could lose a moderate portion of its business. The impact on raw material prices and supply as a result of Hurricane Rita cannot be determined as of September 23, 2005.
Liquidity and Capital Resources
      While the Company operated at a loss in fiscal year 2005, non-cash charges of depreciation and amortization of $52.9 million, the provision for bad debt and quality claims of $13.5 million, noncurrent assets of $4.1 million, income taxes of $1.1 million and asset impairment charges of $0.6 million resulted in the generation of $53.4 million as compared to $21.4 million for fiscal year 2004. Other significant sources of cash from continuing operations were lower inventories and accounts receivable of $35.3 million and $8.3 million, respectively. Continuing operations cash uses include the loss from operations of $20.8 million, reductions in accounts payable and accrued expenses of $15.6 million, decreases in deferred taxes of $19.8 million, gains from the sale of capital assets of $1.8 million, income from unconsolidated equity affiliates of $2.4 million, other amounts of $1.8 million and recoveries of restructuring charges of $0.3 million. The prevailing items effecting deferred taxes were depreciation in excess of federal tax depreciation, increases in reserves for accounts receivables and severance, and increases in net operating losses which reduced the deferred tax obligation by $10.0 million, $3.6 million, and $4.1 million, respectively. The line item “Other” in the cash provided by continuing operating activities section of the Consolidated Statements of Cash Flows primarily includes minority interest and an increase in cash surrender value of life insurance policies. Working capital changes have been adjusted to exclude the effects of acquisitions and currency translation for all years presented, where applicable. Net working capital at June 26, 2005 was $221.1 million.
      The Company utilized a net $4.5 million for net investing activities which included uses of $9.4 million for capital expenditures, $2.3 million for acquisition related costs, and $2.7 million for a deposit of restricted cash; offset by increases to investing activities include $6.1 million for return of capital on investments from equity affiliates, $3.2 million for proceeds from the sales of capital assets and $0.5 million, net for other investing activities. The Company had a $0.1 million increase from financing activities due to the issuance common of stock relating to the exercise of stock options. Since October 3, 2002, the Company has had no amounts outstanding under its bank credit facility.
      The Company is not committed for any significant capital expenditures but expects to spend within a range of $10.0 to $15.0 million for capital expenditures during fiscal year 2006.
      The Company periodically evaluates the carrying value of its polyester and nylon segments long-lived assets, including property, plant and equipment and intangibles, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. See “Goodwill and Other Intangible Assets” and “Long-Lived Assets” under Note 1 “Significant Accounting Policies and Financial Statement Information” for further information regarding the accounting guidance applicable to these assets.
      On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the “Notes”) which bear a coupon rate of 6.5% and mature on February 1, 2008. The estimated fair value of the notes, based on quoted market prices, at June 26, 2005, and June 27, 2004, was approximately $210.0 million and $190.0 million, respectively. The Company makes semi-annual interest payments of $8.1 million on the first business day of February and August.
      Effective July 26, 2000, the Board of Directors increased the Company’s remaining authorization to repurchase up to 10.0 million shares of the Company’s common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. Effective April 24, 2003, the Board of Directors re-instituted the stock repurchase program. Accordingly, the Company purchased 0.5 million shares in fiscal year 2003 and 1.3 million shares in fiscal year 2004. At June 26, 2005, there was remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.

      On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility, as amended, and its $100 million accounts receivable securitization, which were entered into on December 20, 2000, with a new five-year $150 million asset based revolving credit agreement (the “Credit Agreement”) which terminates on December 7, 2006. On October 29, 2002 the Company notified its lender of a $50.0 million permanent reduction of the total facility amount, resulting in a total facility amount of $100.0 million effective January 1, 2003. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment and all the assets of Unifi Kinston, LLC. Borrowing availability is based on eligible domestic accounts receivable and inventory. As of June 26, 2005, the Company had no outstanding borrowings and availability of $55.2 million under the terms of the Credit Agreement.
      Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at June 26, 2005 was 6.3%. Under the terms of the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment which is included in interest expense. In connection with the refinancing, the Company incurred fees and expenses aggregating $2.0 million, which are being amortized over the term of the Credit Agreement.
      The Credit Agreement contains customary covenants for asset based loans that restrict future borrowings and capital spending. In addition, if borrowing capacity is less than $25.0 million at any time during the quarter, covenants include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At June 26, 2005, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.
      On September 30, 2004, the Company completed its acquisition of the INVISTA polyester filament manufacturing assets located in Kinston, North Carolina, including inventories, valued at approximately $24.4 million which was seller financed. The acquisition resulted in the termination of the Alliance Master Agreement which eliminated the Put and Call provisions of that agreement
      On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its recently acquired facility in Kinston, North Carolina. During the December 2004 quarter, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, the $10.9 million was not recorded as a restructuring expense in the Consolidated Statements of Operations. During the third quarter of fiscal year 2005, management completed the curtailment of both production lines as scheduled which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. Since no long-term assets or intangible assets were recorded in purchase accounting, the net reduction of $1.2 million was recorded as an extraordinary gain — net of taxes of $0 in the accompanying Consolidated Statements of Operations.
      As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, Unifi Kinston, LLC, a subsidiary of the Company, entered into a $24.4 million five-year Loan Agreement (the “Kinston Loan”). The loan, which calls for interest only payments for the first two years, bears interest at 10% per annum and is payable in arrears each quarter commencing December 31, 2004 until paid in full. Quarterly principal payments of approximately $2.0 million are due beginning December 31, 2006 with the final payment due September 30, 2009. The Loan Agreement contains customary covenants for asset based loans including a required minimum collateral value ratio of 1.0 to 1.0 and a pre-defined maximum leverage ratio. The loan is secured by all of the business assets held by Unifi Kinston, LLC. On July 25, 2005, the Company made a $24.4 million pre-payment, plus accrued interest, paying off the Kinston Loan in full.
      The land associated with this site (the “Kinston Site”) is leased pursuant to a 99 year ground lease (“Ground Lease”) with Dupont. Since 1993, Dupont has been investigating and cleaning up the Kinston Site under the supervision of the United States Environmental Protection Agency (“EPA”) and the

North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action Program requires Dupont to identify all potential areas of environmental concern (“AOCs”), assess the extent of contamination at the identified AOCs and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by Dupont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the AOCs previously addressed by Dupont. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.
      On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On or about June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), which provided several closing conditions, including Governmental and Regulatory approval of the transaction. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture company, which will be called Yihua Unifi Fibre Company Limited (“YUFI”). The Company will ultimately invest $30 million in cash in YUFI for its 50% equity interest. This commitment is expected to be funded by the proceeds of capital asset sales relating to the closure of the European manufacturing operations. The joint venture transaction closed on or about August 3, 2005 and on or about August 4, 2005, the Company contributed its initial capital contribution of $15 million in cash to YUFI. The Company expects to transfer an additional $15 million to YUFI during first quarter of fiscal 2006.
Contractual Obligations
      The Company’s significant long-term obligations as of June 26, 2005 are as follows:

	Cash Payments Due by Period

		Less Than			More Than
Description of Commitment	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Amounts in thousands)
Long-term debt	$290,040	$33,646	$255,169	$827	$398
Interest on long-term debt	50,275	17,211	32,905	131	28
Purchase obligations
Nylon yarn procurement — U.S.(1)	46,120	23,794	22,326	—	—
Operating leases	15,395	3,316	11,773	306	—
Pension liability	6,141	6,141	—	—	—
China joint venture	30,000	30,000	—	—	—
Other long-term liabilities(2)	838	838	—	—	—

	$438,809	$114,946	$322,173	$1,264	$426

(1)	The Company’s nylon segment has a five year supply agreement with UNF. The Company is obligated to purchase certain to be agreed upon quantities of yarn production from UNF. Since neither UNF nor Unifi submitted an advanced notice of termination to the other party on or before April 28, 2003, the agreement is automatically renewed for a period of two years beyond the original five year term, and therefore, is set to expire on April 28, 2007. The agreement does not provide for a fixed or minimum amount of yarn purchases, therefore there is a degree of uncertainty associated with the obligation. Accordingly, the Company has estimated its obligation under the agreement based on past history and internal projections.

(2)	Other long-term liabilities includes a liability to the Investment and Development Agency in Ireland for a research and development grant awarded the Company’s Ireland facility for approved projects that would culminate in new products and processes. Due to the closure of this manufacturing facility prior to meeting all of the requirements set forth in the grant, the Company has not recorded the grant as an offset to its operating costs.

(3)	Effective November 1, 2004, the Company entered into a new chip supply agreement with Nanya. The original term of the agreement is for a period of three (3) years commencing November 1, 2004 and terminating on October 31, 2007. Under the agreement, the Company is obligated to purchase all of its requirement of semi-dull chip and full bright chip for its Yadkinville, North Carolina spinning plant from Nanya; however, there is no minimum purchase amount required. Nanya is obligated to provide the Company a continuous supply of chip which is in strict compliance with specified physical and chemical properties from its Lake City, South Carolina plant.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. (“SFAS No. 151”) clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company continues to evaluate the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.
      In December 2004, the FASB finalized SFAS No. 123(R) “Shared-Based Payment” (“SFAS No. 123R”) which, after the SEC amended the compliance dates on April 15, 2005, will be effective for the Company’s fiscal year beginning June 27, 2005. The new standard will require the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of share-based payments for public companies.
      The Company is currently evaluating SFAS No. 123R and SAB No. 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. Two methods are available upon adoption of SFAS No. 123R. Under the Modified — Prospective Transition Method compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Under the Modified — Retrospective Transition method companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma Note disclosure. The impact of the adoption of SFAS No. 123R is not known at this time due to these factors as well as the unknown level of options granted in future years. The effect on the Company’s results of operations of expensing stock options using the Black – Scholes model is presented in the table above.
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

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes, and Error Correction — a replacement of APB Opinion No. 20 and FASB No. 3”. SFAS No. 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effects of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in an accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect that the adoption of this statement will have a material impact on its financial position and results of operations.
Off Balance Sheet Arrangements
      The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
      The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The SEC has defined a Company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements. The following discussion provides further information about accounting policies critical to the Company and should be read in conjunction with Note 1, “Significant Accounting Policies and Financial Statement Information” of this Report.
      Allowance for Doubtful Accounts: An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectability of accounts receivable is based on a combination of factors including the aging of accounts receivable, historical write-off experience, present economic conditions such as chapter 11 bankruptcy filings within the industry and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for doubtful accounts. Accounts are written off when they are no longer deemed to be collectible. The reserve for bad debts is established based on certain percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. The Company’s exposure to losses at fiscal year end 2005 on accounts receivable was $120.9 million against which an allowance for losses of $14.0 million was provided. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts.
      Inventory Reserves: The Company maintains reserves for inventories valued utilizing the FIFO method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO (raw materials only), the amount of existing LIFO reserves. Due to declining prices of raw materials over the past several years and lower inventory levels, the available LIFO reserve has been depleted significantly requiring that supplemental reserves be established. The LIFO reserve at fiscal year end was $3.7 million. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins.

      Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. During the third quarter of fiscal 2004, the Company performed impairment testing on its domestic polyester texturing segment’s long-lived assets and determined that a write down was required. Based on the poor historical financial performance of the segment and the uncertainty of the moderate forecasted cash flows, the Company estimated the fair value of assets using a market value of $73.7 million. Management determined that the assets were in fact impaired because the carrying value was $98.9 million. This resulted in the segment recording an impairment charge of $25.2 million. The Company also tested for impairment the entire domestic polyester segment and domestic nylon segment both of which passed. Future events impacting cash flows for existing assets could render a write down necessary that previously required no such write down.
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
      Valuation Allowance for Deferred Tax Assets: The Company established a valuation allowance against its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. The specifically identified deferred tax assets which may not be recoverable are primarily state income tax credits. The realization of some of our deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. On a quarterly basis, the Company reviews its estimates for future taxable income over a period of years to assess if the need for a valuation allowance exists. To forecast future taxable income, the Company uses historical profit before tax amounts which may be adjusted upward or downward depending on various factors, including perceived trends, and then applies the expected change in rates to deferred tax assets and liabilities based on when they reverse in the future. At June 26, 2005, the Company had a gross deferred tax liability of approximately $10.0 million relating specifically to depreciation. The reversal of this deferred tax liability is the primary item generating future taxable income. Actual future taxable income may vary significantly from management’s projections due to the many complex judgments and significant estimations involved, which may result in adjustments to the valuation allowance which may impact the net deferred tax liability and provision for income taxes.
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
      Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition and economic conditions, reliance on and financial viability of significant customers, operating performance of joint ventures, alliances and other equity investments, technological advancements, employee relations, changes in construction spending, capital expenditures and long-term investments (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, outcomes of pending or threatened legal proceedings or governmental investigations or proceedings (including environmental related claims), negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies’ policies and legislation, the continuation and magnitude of the Company’s common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control. Other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      The Company is exposed to market risks associated with changes in interest rates and currency fluctuation rates, which may adversely affect its financial position, results of operations and cash flows. In addition, the Company is also exposed to other risks in the operation of its business.
      Interest Rate Risk: The Company is exposed to interest rate risk through its borrowing activities, which are further described in Note 2 “Long Term Debt and Other Liabilities.” The majority of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.
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

      Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Effective February 14, 2005, the Company entered into a contract to sell the European facility in Ireland and received a $2.8 million non-refundable deposit from the purchaser. In addition to the deposit, the contract calls for a partial payment of 16.0 million Euros on June 30, 2005 and a final payment of 2.1 million Euros on September 30, 2005. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure the financial institution’s maximum exposure on the hedge contract. This cash deposit has been reclassified as “Restricted cash” and is included in current assets on the balance sheet. On July 15, 2005, the Company settled the forward exchange contract for 15.0 million Euros. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are September 2005 and January 2006, respectively.
      The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Foreign currency purchase contracts:
Notional amount	$168	$3,660	$2,926
Fair value	159	3,642	2,658

Net loss	$9	$18	$268

Foreign currency sales contracts:
Notional amount	$24,414	$18,833	$18,530
Fair value	22,687	19,389	17,945

Net (gain) loss	$(1,727)	$556	$(585)

      The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $1.1 million for the fiscal year ended June 26, 2005, and a pre-tax loss of $0.5 million for the fiscal year ended June 27, 2004 and no effect for the fiscal year ended June 29, 2003.
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
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management believes that the Company maintained effective internal control over financial reporting as of June 26, 2005.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      Ernst and Young, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the assessment performed by the Company’s management with respect to the Company’s internal control over financial reporting, which begins on page 32 of this report.

/s/ Brian R. Parke	/s/ William M Lowe, Jr.

Brian R. Parke	William M Lowe, Jr.
Chairman of the Board, President and	Vice President, Chief Operating Officer and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Unifi, Inc.,
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Unifi, Inc. maintained effective internal control over financial reporting as of June 26, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Unifi, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Unifi, Inc. maintained effective internal control over financial reporting as of June 26, 2005, is fairly stated, in all material respects, based on the COSO Criteria. Also, in our opinion, Unifi, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 26, 2005, based on the COSO Criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. as of June 26, 2005 and June 27, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 26, 2005 of Unifi, Inc. and our report dated August 26, 2005, expressed an unqualified opinion thereon.

Greensboro, North Carolina
August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Unifi, Inc.
      We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 26, 2005, and June 27, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 26, 2005. Our audits also included the Valuation and Qualifying Accounts financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 26, 2005 and June 27, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 26, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Unifi, Inc.’s internal control over financial reporting as of June 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2005, expressed an unqualified opinion thereon.

Greensboro, North Carolina
August 26, 2005

CONSOLIDATED BALANCE SHEETS

	June 26,	June 27,
	2005	2004

	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$105,621	$65,221
Receivables, net	106,932	125,949
Inventories	110,827	116,995
Deferred income taxes	14,578	12,237
Assets held for sale	10,694	13,899
Restricted cash	2,766	—
Other current assets	15,590	10,657

Total current assets	367,008	344,958

Property, plant and equipment:
Land	5,022	5,170
Buildings and improvements	198,335	199,983
Machinery and equipment	732,458	714,268
Other	120,748	125,127

	1,056,563	1,044,548
Less accumulated depreciation	(754,989)	(702,989)

	301,574	341,559
Investments in unconsolidated affiliates	160,180	163,941
Other noncurrent assets	16,613	22,077

	$845,375	$872,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,666	$75,504
Accrued expenses	45,618	44,850
Income taxes payable	2,292	1,523
Current maturities of long-term debt and other current liabilities	35,339	8,497

Total current liabilities	145,915	130,374

Long-term debt and other liabilities	259,790	263,779
Deferred income taxes	55,913	71,921
Minority interests	182	4,560
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $0.10 par (500,000 shares authorized, 52,145 and 52,115 shares outstanding)	5,215	5,211
Capital in excess of par value	208	127
Retained earnings	396,448	437,519
Unearned compensation	(128)	(228)
Accumulated other comprehensive loss	(18,168)	(40,728)

	383,575	401,901

	$845,375	$872,535

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands,
	except per share data)
Summary of Operations:
Net sales	$799,446	$667,837	$747,681
Cost of sales	768,714	627,586	675,829
Selling, general and administrative expenses	43,157	46,333	48,182
Provision for bad debts	13,464	2,649	3,812
Interest expense	20,575	18,698	19,736
Interest income	(2,302)	(2,351)	(1,521)
Other (income) expense, net	(2,253)	(2,569)	(115)
Equity in (earnings) losses of unconsolidated affiliates	(6,788)	7,076	(10,627)
Minority interest (income) expense	(530)	(6,430)	4,769
Restructuring charges (recovery)	(341)	8,229	10,597
Arbitration costs and expenses	—	182	19,185
Alliance plant closure costs (recovery)	—	(206)	(3,486)
Write down of long-lived assets	603	25,241	—
Goodwill impairment	—	13,461	—

Loss from continuing operations before income taxes and extraordinary item	(34,853)	(70,062)	(18,680)
Benefit for income taxes	(14,103)	(25,401)	(2,590)

Loss from continuing operations before discontinued operations and extraordinary item	(20,750)	(44,661)	(16,090)
Loss from discontinued operations, net of tax	(21,632)	(25,132)	(11,087)

Loss before extraordinary item	(42,382)	(69,793)	(27,177)
Extraordinary gain — net of taxes of $0	1,157	—	—

Net loss	$(41,225)	$(69,793)	$(27,177)

Income (losses) per common share (basic and diluted):
Loss from continuing operations before discontinued operations and extraordinary item	$(.40)	$(.86)	$(.30)
Loss from discontinued operations, net of tax	(.41)	(.48)	(.21)
Extraordinary gain — net of taxes of $0.02		—	—

Net loss per common share	$(.79)	$(1.34)	$(.51)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Capital in			Other	Total	Comprehensive
	Shares	Common	Excess of	Retained	Unearned	Comprehensive	Shareholders’	Income (Loss)
	Outstanding	Stock	Par Value	Earnings	Compensation	Income (Loss)	Equity	Note 1

				(Amounts in thousands)
Balance June 30, 2002	53,851	$5,385	$220	$545,435	$(874)	$(52,126)	$498,040	—
Purchase of stock	(451)	(45)	(208)	(2,686)	—	—	(2,939)	—
Cancellation of unvested restricted stock	(1)	—	(12)	—	12	—	—	—
Amortization of restricted stock	—	—	—	—	560	—	560	—
Currency translation adjustments	—	—	—	—	—	11,264	11,264	$11,264
Net loss	—	—	—	(27,177)	—	—	(27,177)	(27,177)

Balance June 29, 2003	53,399	5,340	—	515,572	(302)	(40,862)	479,748	$(15,913)

Purchase of stock	(1,304)	(131)	(7)	(8,242)	—	—	(8,380)	—
Cancellation of unvested restricted stock	(2)	—	—	(18)	18	—	—	—
Issuance of restricted stock	22	2	134	—	(136)	—	—	—
Amortization of restricted stock	—	—	—	—	192	—	192	—
Currency translation adjustments	—	—	—	—	—	134	134	$134
Net loss	—	—	—	(69,793)	—	—	(69,793)	(69,793)

Balance June 27, 2004	52,115	5,211	127	437,519	(228)	(40,728)	401,901	$(69,659)

Purchase of stock	(1)	—	(2)	—	—	—	(2)	—
Options exercised	33	4	101	—	—	—	105	—
Cancellation of unvested restricted stock	(2)	—	(18)	—	15	—	(3)	—
Amortization of restricted stock	—	—	—	—	85	—	85	—
Currency translation adjustments	—	—	—	—	—	19,580	19,580	$19,580
Liquidation of foreign subsidiaries	—	—	—	154	—	2,980	3,134	2,980
Net loss	—	—	—	(41,225)	—	—	(41,225)	(41,225)

Balance June 26, 2005	52,145	$5,215	$208	$396,448	$(128)	$(18,168)	$383,575	$(18,665)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Cash and cash equivalents at beginning of year	$65,221	$76,801	$19,105
Operating activities:
Net loss from continuing operations	(20,750)	(44,661)	(16,090)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Net (income) loss of unconsolidated equity affiliates, net of distributions	(2,452)	8,496	4,203
Depreciation	51,542	56,522	62,575
Amortization	1,350	1,377	2,985
Net (gain) loss on asset sales	(1,770)	(3,270)	444
Non-cash portion of restructuring charges (recovery)	(341)	22,441	13,187
Non-cash write down of long-lived assets	603	25,241	—
Non-cash effect of goodwill impairment	—	13,461	—
Deferred income taxes	(19,785)	(28,201)	(5,065)
Provision for bad debts and quality claims	13,464	2,649	3,812
Other	(1,939)	(3,552)	1,624
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	8,348	3,626	13,824
Inventories	35,364	1,158	(4,028)
Other current assets	114	(1,278)	169
Non current assets	4,109	(4,109)	—
Accounts payable and accrued expenses	(15,580)	(28,429)	7,904
Income taxes	1,130	(114)	14,048

Net cash provided by continuing operating activities	53,407	21,357	99,592

Investing activities:
Capital expenditures	(9,422)	(11,188)	(23,070)
Acquisition	(1,358)	(83)	—
Return of capital from equity affiliates	6,138	1,665	4,238
Investment of foreign restricted assets	388	(323)	(134)
Collection of notes receivable	520	581	7,604
Increase in notes receivable	(139)	(711)	—
Proceeds from sale of capital assets	2,290	4,328	254
Increase in restricted cash	(2,766)	—	—
Other	(196)	(24)	(60)

Net cash used in investing activities	(4,545)	(5,755)	(11,168)

Financing activities:
Net borrowing (repayments) under line of credit	—	—	(23,000)
Issuance of Company stock	104	—	—
Purchase and retirement of Company stock	(2)	(8,380)	(2,939)
Other	(20)	(77)	(3,194)

Net cash provided by (used in) financing activities	82	(8,457)	(29,133)

Discontinued operations and net changes in assets held for sale	(16,930)	(18,782)	(3,970)

Effect of exchange rate changes on cash and cash equivalents	8,386	57	2,375

Net increase (decrease) in cash and cash equivalents	40,400	(11,580)	57,696

Cash and cash equivalents at end of year	$105,621	$65,221	$76,801

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies and Financial Statement Information
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
      Fiscal Year: The Company’s fiscal year is the fifty-two or fifty-three weeks ending the last Sunday in June. Fiscal years 2005, 2004 and 2003 were comprised of fifty-two weeks.
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
      Restricted Cash: Cash deposits held for a specific purpose or held as security on contractual obligations.
      Receivables: The Company extends unsecured credit to its customers as part of its normal business practices. Prior to March 26, 2004, certain customer accounts receivable were factored without recourse. Effective March 26, 2004, the Company ended its factoring relationships due to the cost savings derived from in-house collections. The remaining factored receivables at June 27, 2005 were approximately $10 thousand compared to $0.8 million at June 27, 2004. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers that are not factored. Reserves for yarn quality claims are based on historical experience and known pending claims. The ability to collect accounts receivable is based on a combination of factors including the aging of accounts receivable, write-off experience and the financial condition of specific customers. Accounts are written off when they are no longer deemed to be collectible. General reserves are established based on the percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The reserve for such losses was $14.0 million at June 26, 2005 and $10.7 million at June 27, 2004.
      Inventories: The Company utilizes the last-in, first-out (“LIFO”) method for valuing certain inventories representing 40.2% and 46.1% of all inventories at June 26, 2005, and June 27, 2004, respectively, and the first-in, first-out (“FIFO”) method for all other inventories. Inventories are valued at lower of cost or market including a provision for slow moving and obsolete items. Market is considered net realizable value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventories valued at current or replacement cost would have been approximately $3.5 million and $0.5 million in excess of the LIFO valuation at June 26, 2005, and June 27, 2004, respectively. The Company experienced LIFO liquidations in the current year resulting in the recognition of a $0.3 million pre-tax loss. There were no LIFO liquidations experienced in the prior year. The Company maintains reserves for inventories valued utilizing the FIFO method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO, the amount of existing LIFO reserves. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The total inventory reserves on the Company’s books, including LIFO reserves, at June 26, 2005 and June 27, 2004 were $7.9 million and $7.4 million, respectively. The following table reflects the composition of the Company’s inventory as of June 26, 2005 and June 27, 2004:

	June 26,	June 27,
	2005	2004

	(Amounts in thousands)
Raw materials and supplies	$47,441	$53,335
Work in process	8,497	9,688
Finished goods	54,889	53,972

	$110,827	$116,995

      Other Current Assets: Other current assets consist of government tax deposits ($8.9 million and $6.5 million), prepaid insurance ($2.8 million and $2.2 million), unrealized gains on hedging contracts ($1.6 million and $0.0 million), prepaid VAT taxes ($1.0 million and $0.7 million), deposits of ($0.7 million and $0.1 million) and other assets ($0.6 million and $1.2 million) as of June 26, 2005 and June 27, 2004, respectively.
      Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years.
      Goodwill and Other Intangible Assets: The Company accounts for goodwill and other intangibles under the provisions of Statements of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown.
      There was no goodwill or other intangible assets at June 26, 2005 or June 27, 2004. Based on asset impairment testing performed in the third quarter of fiscal year 2004, a $13.5 million charge was recorded to write off all of the remaining goodwill associated with the domestic polyester segment. See Note 13 “Consolidation and Cost Reduction Efforts” for further discussion on fiscal year 2004 activity that impacted goodwill.
      Other Noncurrent Assets: Other noncurrent assets at June 26, 2005, and June 27, 2004, consist primarily of the cash surrender value of key executive life insurance policies ($6.1 million and $5.1 million),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unamortized bond issue costs and debt origination fees ($2.5 million and $3.4 million), restricted cash investments in Brazil ($4.1 million and $6.8 million), a pension related asset in Ireland ($0.0 million and $4.1), strategic investment assets ($1.4 million and $0.0) and various notes receivable due from both affiliated and non-affiliated parties ($1.8 million and $2.1 million), respectively. Debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method. Accumulated amortization at June 26, 2005, and June 27, 2004, for unamortized debt origination costs was $7.3 million and $6.2 million, respectively.
      Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown.
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
      Accrued Expenses: The following table reflects the composition of the Company’s accrued expenses as of June 26, 2005 and June 27, 2004:

	June 26,	June 27,
	2005	2004

	(Amounts in thousands)
Payroll and fringe benefits	$14,790	$12,773
Severance (Note 13)	5,252	2,949
Alliance reserve (Note 15)	—	8,600
Interest	7,325	6,686
Pension (Note 5)	6,141	—
Other	12,110	13,842

Total	$45,618	$44,850

      Income Taxes: The Company and its domestic subsidiaries file a consolidated federal income tax return. Income tax expense is computed on the basis of transactions entering into pre-tax operating results. Deferred income taxes have been provided for the tax effect of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company expects to repatriate approximately $15.0 million from controlled foreign corporations under the provisions of the American Jobs Act of 2002. Otherwise, income taxes have not been provided for the undistributed earnings of certain foreign subsidiaries as such earnings are deemed to be permanently invested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Losses Per Share: The following table details the computation of basic and diluted losses per share:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Numerator:
Loss from continuing operations before discontinued operations	$(20,750)	$(44,661)	$(16,090)
Loss from discontinued operations, net of tax	(21,632)	(25,132)	(11,087)
Extraordinary gain, net of taxes of $0	1,157	—	—

Net loss	$(41,225)	$(69,793)	$(27,177)

Denominator:
Denominator for basic losses per share — weighted average shares	52,106	52,249	53,761
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	—	—

Diluted potential common shares denominator for diluted losses per share — adjusted weighted average shares and assumed conversions	52,106	52,249	53,761

      In fiscal years 2005, 2004 and 2003, options and unvested restricted stock awards had the potential effect of diluting basic earnings per share, and if the Company had net earnings in these years, diluted weighted average shares would have been higher than basic weighted average shares by 199,207 shares, 1,507 shares and 27,821 shares, respectively.
      Stock-Based Compensation: With the adoption of SFAS 123, the Company elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the fair value-based method under SFAS 148 been applied, compensation expense would have been recorded for the options outstanding in fiscal years 2005, 2004 and 2003 based on their respective vesting schedules.
      Net loss in fiscal years 2005, 2004 and 2003 on a pro forma basis assuming SFAS 123 had been applied would have been as follows:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands, except
	per share amounts)
Net loss as reported	$(41,225)	$(69,793)	$(27,177)
Adjustment: Impact of stock options, net of tax	(3,321)	(1,656)	(3,204)

Adjusted net loss	$(44,546)	$(71,449)	$(30,381)

Basic and diluted net loss per share:
As reported	$(.79)	$(1.34)	$(.51)
Adjusted for stock option expense	$(.85)	$(1.37)	$(.57)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      No stock options were granted during fiscal 2003. The fair value and related compensation expense of fiscal year 2005 and fiscal year 2004 options were calculated as of the issuance date using the Black-Scholes model with the following assumptions:

Options Granted	2005	2004	2003

Expected life (years)	7.0	7.0	—
Interest rate	4.4%	2.5%	—
Volatility	57.0%	51.0%	—
Dividend yield	—	—	—
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Shared-Based Payment” (“SFAS No. 123R”) which, after the Securities and Exchange Commission (“SEC”) amended the compliance dates on April 15, 2005, will be effective for the Company’s fiscal year beginning June 27, 2005. The new standard will require the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of share-based payments for public companies.
      The Company is currently evaluating SFAS 123R and SAB No. 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. Two methods are available upon adoption of SFAS 123R. Under the Modified — Prospective Transition Method compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Under the Modified — Retrospective Transition method companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma Note disclosure. The impact of the adoption of SFAS 123R is not known at this time due to these factors as well as the unknown level of options granted in future years. The effect on the Company’s results of operations of expensing stock options using the Black — Scholes model is presented in the table above.
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
      Recent Accounting Pronouncements: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company continues to evaluate the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes, and Error Correction — a replacement of APB Opinion No. 20 and FASB No. 3”. SFAS No. 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effects of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in an accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required.
      Use of Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Long-Term Debt and Other Liabilities
      A summary of long-term debt and other liabilities follows:

	June 26,	June 27,
	2005	2004

	(Amounts in thousands)
Bonds payable	$249,473	$249,269
Note payable	24,407	—
Sale-leaseback obligation	2,212	2,742
Capital lease obligation	511	—
Other obligations	18,526	20,265

Total debt	295,129	272,276
Current maturities	(35,339)	(8,497)

Total long-term debt and other liabilities	$259,790	$263,779

      On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities (the “Notes”) which bear a coupon rate of 6.50% and mature in February 2008. The estimated fair value of the Notes, based on quoted market prices, at June 26, 2005, and June 27, 2004, was approximately $210.0 million and $190.0 million, respectively.
      On December 7, 2001, the Company refinanced its $150 million revolving bank credit facility, as amended, and its $100 million accounts receivable securitization, which were entered into on December 20, 2000, with a new five-year $150 million asset based revolving credit agreement (the “Credit Agreement”) which terminates on December 7, 2006. On October 29, 2002 the Company notified its lender of a $50 million permanent reduction of the total facility amount, resulting in a total facility amount of $100 million effective January 1, 2003. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities, manufacturing equipment and substantially all of the assets of Unifi Kinston, LLC. Borrowing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
availability is based on eligible domestic accounts receivable and inventory. As of June 26, 2005, the Company had no outstanding borrowings and availability of $55.2 million under the terms of the Credit Agreement.
      Effective March 1, 2003, borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at June 26, 2005 was 6.3%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment which is included in interest expense. In connection with the refinancing, the Company incurred fees and expenses aggregating $2.0 million, which are being amortized over the term of the Credit Agreement.
      The Credit Agreement contains customary covenants for asset based loans that restrict future borrowings and capital spending. In addition, if borrowing capacity is less than $25.0 million at any time during the quarter, covenants include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At June 26, 2005, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.
      On September 30, 2004, the Company completed its acquisition of the INVISTA polyester filament manufacturing assets located in Kinston, North Carolina which the Company acquired from INVISTA S.a.r.l. (“INVISTA”), a subsidiary of Koch Industries, Inc. (“Koch”). As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, the Company entered into a $24.4 million five-year Loan Agreement. The loan, which calls for interest only payments for the first two years, bears interest at 10% per annum and is payable in arrears each quarter commencing December 31, 2004 until paid in full. Quarterly principal payments of approximately $2.0 million are due beginning December 31, 2006 with the final payment due September 30, 2009. The Loan Agreement contains customary covenants for asset based loans including a required minimum collateral value ratio of 1.0 to 1.0 and a pre-defined maximum leverage ratio. The loan is secured by all of the business assets held by Unifi Kinston, LLC. See Note 19 “Subsequent Events” for further discussion regarding the loan.
      As a result of the acquisition of the Kinston facility, the Company and Unifi Manufacturing, Inc., a subsidiary of Unifi, Inc., are both guarantors on the INVISTA note. The term of the guarantee is the life of the note, or five years, and the guarantee unconditionally requires both guarantors to ensure punctual payment and performance when due whether at scheduled maturity or otherwise. The maximum potential amount of future payments is the principal amount of $24.4 million plus accrued interest and any other related costs.
      On May 20, 1997, the Company entered into a sales-leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. On June 30, 1997, the Company entered into a Contribution Agreement associated with the formation of Parkdale America, LLC (“PAL”) (see Note 9 “Investments in Unconsolidated Affiliates” for further discussion). As a part of the Contribution Agreement, ownership of a significant portion of the assets financed under the sales-leaseback agreement and the related debt ($23.5 million) were assumed by the PAL. Payments for the remaining balance of the sales-leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next seven years are approximately $0.4 million. The interest rate implicit in the agreement is 7.84%.
      On February 18, 2005 the Company’s Colombian subsidiary entered into a non-cancelable direct financing capital lease to purchase machinery and equipment for a new texturing polyester line. The gross amount of the assets and liability recorded for the lease is $0.5 million. The lease has a five year term with a bargain purchase option. The interest rate implicit in the agreement is 7.84%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other obligations as of June 26, 2005, consist of acquisition-related liabilities and advances from the Brazilian government, in the amount of $3.9 million, and operating lease accruals associated with the Altamahaw, North Carolina plant closure in the amount of $4.0 million.

3.	Income Taxes
      Income from continuing operations before income taxes is as follows:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Income (loss) from continuing operations before income taxes:
United States	$(42,470)	$(81,198)	$(30,844)
Foreign	7,617	11,136	12,164

	$(34,853)	$(70,062)	$(18,680)

      The provision for (benefit from) income taxes applicable to continuing operations for fiscal years 2005, 2004 and 2003 consists of the following:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Currently payable (recoverable):
Federal	$2,729	$669	$(746)
State	203	(675)	790
Foreign	2,073	2,734	2,064

Total current	5,005	2,728	2,108

Deferred:
Federal	(18,663)	(28,916)	(4,219)
Repatriation of foreign earnings	1,122	—	—
State	(961)	424	(846)
Foreign	(606)	363	367

Total deferred	(19,108)	(28,129)	(4,698)

Income tax benefits	$(14,103)	$(25,401)	$(2,590)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax benefits were 40.5%, 36.3% and 13.9% of pre-tax losses in fiscal 2005, 2004 and 2003, respectively. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	June 26,	June 27,	June 29,
	2005	2004	2003

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes net of federal tax benefit	(4.2)	(3.7)	0.8
Loss of state, net operating loss carry forward	—	—	8.1
Foreign taxes less than domestic rate	(0.7)	(1.1)	(9.8)
Foreign tax adjustment	(2.9)	—	—
Tax on unremitted foreign earnings	3.2	—	—
Increase in valuation allowance	2.4	5.0	14.6
Change in tax status of subsidiary	(3.7)	—	—
Nondeductible expenses and other	0.4	(1.5)	7.4

Effective tax rate	(40.5)%	(36.3)%	(13.9)%

      During the fourth quarter of fiscal year 2005, the Company determined that it had not properly recorded deferred tax assets of a foreign subsidiary that should have been previously recognized. The Company recorded a deferred tax asset of $1.2 million in the fourth quarter. The Company has evaluated the effect of the adjustment and determined that the differences were not material for any of the periods presented in the Consolidated Financial Statements.
      The deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and their basis for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 26, 2005 and June 27, 2004 were as follows:

	June 26,	June 27,
	2005	2004

	(Amounts in thousands)
Deferred tax liabilities:
Property, plant and equipment	$60,859	$70,872
Investments in equity affiliates	14,821	17,942
Unremitted foreign earnings	1,122	—
Other	2	247

Total deferred tax liabilities	76,804	89,061

Deferred tax assets:
State tax credits	13,085	15,505
Accrued liabilities and valuation reserves	15,748	12,189
Net operating loss carryforwards	10,529	6,477
Intangible assets	4,914	5,416
Charitable contributions	1,022	572
Other items	1,101	2,355

Total gross deferred tax assets	46,399	42,514
Valuation allowance	(10,930)	(13,137)

Net deferred tax assets	35,469	29,377

Net deferred tax liability	$41,335	$59,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of June 26, 2005, the Company has available for income tax purposes approximately $28.1 million in federal net operating loss carryforwards that may be used to offset future taxable income. The carryforwards expire as set forth in the table below:

Year Ended June 26, 2005	2023	2024	2025

	(Amounts in thousands)
Expiration amount	$8,006	$11,989	$8,141
      The Company also has available for state income tax purposes approximately $20.1 million in North Carolina investment tax credits, for which the Company has established a valuation allowance in the amount of $10.9 million. The credits expire as set forth in the table below:

Year Ended June 26, 2005	2006	2007	2008	2009	2010	Thereafter

	(Amounts in thousands)
Expiration amount	$3,827	$3,861	$3,760	$3,689	$3,204	$1,791
      The Company also has charitable contribution carryforwards of $2.9 million expiring in fiscal year 2006 through fiscal year 2010 that also may be used to offset future taxable income.
      For the years ended June 26, 2005 and June 27, 2004, the valuation allowance decreased $2.2 million and increased $2.6 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.

4.	Common Stock, Stock Option Plans and Restricted Stock
      Common shares authorized were 500 million in 2005 and 2004. Common shares outstanding at June 26, 2005 and June 27, 2004 were 52,145,434 and 52,114,804, respectively.
      At its meeting on April 24, 2003, the Company’s Board of Directors reinstituted the Company’s previously authorized stock repurchase plan. During fiscal year 2004, the Company repurchased approximately 1.3 million shares. At June 26, 2005, there was remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.
      On October 21, 1999, the shareholders of the Company approved the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. In fiscal years 2005 and 2004, 2,101,788 and 20,000 incentive stock options were granted under the 1999 Long-Term Incentive Plan, respectively. In addition to the 4,153,003 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 120,000 common shares reserved and previous NQSO plans with 341,667 common shares reserved at June 26, 2005. No additional options will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issued under any previous ISO or NQSO plan. The stock option activity for fiscal years 2005, 2004 and 2003 of all three plans were as follows:

	ISO		NQSO

	Options	Weighted	Options	Weighted
	Outstanding	Avg. $/Share	Outstanding	Avg. $/Share

Fiscal 2003:
Shares under option — beginning of year	4,062,071	$11.05	645,675	$24.74
Expired	(151,103)	17.50	(62,500)	25.48
Forfeited	(30,196)	9.06	—	—

Shares under option — end of year	3,880,772	10.81	583,175	24.67
Fiscal 2004:
Granted	20,000	$6.85	—	$—
Expired	(294,252)	12.89	(50,000)	26.66
Forfeited	(71,693)	8.79	—	—

Shares under option — end of year	3,534,827	10.66	533,175	24.48

Fiscal 2005:
Granted	2,101,788	$2.84	—	$—
Exercised	(33,330)	2.76	—	—
Expired	(1,227,591)	12.76	(191,508)	25.82
Forfeited	(102,691)	4.91	—	—

Shares under option — end of year	4,273,003	6.41	341,667	23.72

	Fiscal 2005	Fiscal 2004	Fiscal 2003

ISO:
Exercisable shares under option — end of year	3,009,796	3,066,249	2,345,905
Option price range	$2.76-$25.38	$7.33-$25.38	$7.33-$25.38
Weighted average exercise price for options exercisable	$7.94	$10.82	$11.80
Weighted average remaining life of shares under option	6.7	4.3	6.0
Weighted average fair value of options granted	$1.71	$3.46	N/A
NQSO:
Exercisable shares under option — end of year	341,667	533,175	583,175
Option price range	$16.31-$31.00	$16.31-$31.00	$16.31-$31.00
Weighted average exercise price for options exercisable	$23.72	$24.48	$24.67
Weighted average remaining life of shares under option	2.1	2.2	3.1
Fair value of options granted	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options at June 26, 2005:

	Options Outstanding			Options Exercisable

			Weighted Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$ 2.76 - $ 3.78	1,955,000	$2.78	8.8	691,793	$2.82
5.29 - 7.64	1,239,949	7.30	5.6	1,239,949	7.30
8.10 - 11.99	715,164	10.66	4.5	715,164	10.66
12.53 - 16.31	427,890	14.20	3.3	427,890	14.20
18.75 - 31.00	276,667	26.38	1.5	276,667	26.38
      Of the 2,101,788 options granted in fiscal year 2005, 1,995,000 of these options issued were issued with one third of the options vesting immediately and the remaining two thirds vesting on each of the next two anniversary dates. The remaining 106,788 options granted during fiscal year 2005 were vested on April 20, 2005.
      On April 20, 2005, the Unifi, Inc. Compensation Committee vested 287,950 stock options granted before June 26, 2005 with an exercise price above $2.89, the fair market value of Unifi, Inc. common stock on April 20, 2005. The options were vested to minimize reporting requirements and cost associated with the implementation of SFAS 123(R).
      During fiscal year 2004, the Company issued 21,500 shares of restricted stock to certain employees under the 1999 Long-Term Incentive Plan. The stock issued vests in equal annual increments ranging from issue date to five years from the grant dates. Compensation expense is recognized over the vesting terms of the shares based on the fair market value at the date of grant or immediately upon employee termination if vesting is accelerated.

5.	Retirement Plans
      Defined Contribution Plan: The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible salaried and hourly employees. Under the terms of the Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. For fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, the Company incurred $2.5 million, $2.5 million and $2.9 million, respectively, of expense for its obligations under the matching provisions of the DC Plan.
      Defined Benefit Plan: The Company’s subsidiary in Ireland maintained a defined benefit plan (“DB Plan”) that covered substantially all of its employees and was funded by both employer and employee contributions. The plan provided defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement. During the first quarter of fiscal year 2005, the Company announced plans to close its European Division, and as a result, recognized the previously unrecognized net actuarial loss of $9.4 million. As of June 26, 2005, the subsidiary had terminated substantially all of its employees.
      During the fourth quarter of fiscal year 2004, the Company determined that it had not properly recorded or disclosed the DB Plan and a pension asset should have been previously recognized. The Company corrected the error in the fourth quarter by recording a pension asset of $4.1 million. The Company has evaluated the effect of not recording the error and determined that the differences were not material for all periods presented in the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Obligations and funded status related to the DB Plan is presented below:

	June 26,	June 27,
	2005	2004

	(Amounts in
	thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$30,937	$31,117
Service cost	255	597
Interest cost	1,783	1,789
Plan participants’ contributions	127	477
Actuarial gain	(891)	(4,771)
Benefits paid	(509)	(477)
Curtailments	509	477
Translation adjustment	300	1,728

Benefit obligation at end of year	32,511	30,937

	June 26,	June 27,
	2005	2004

	(Amounts in
	thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	25,620	22,994
Actual return on plan assets	1,019	835
Employer contributions	255	477
Plan participants’ contributions	127	477
Benefits paid	(509)	(477)
Translation adjustment	(142)	1,314

Fair value of plan assets at end of year	26,370	25,620

Funded status	(6,141)	(5,317)
Unrecognized net actuarial loss	—	9,426

Net amount recognized	$(6,141)	$4,109

      The accumulated benefit obligation was $32.5 million at June 26, 2005 and $22.4 million at June 27, 2004.
      Amount recognized in the Consolidated Balance Sheet consists of:

	June 26,	June 27,
	2005	2004

	(Amount in
	thousands)
Prepaid benefit cost	$—	$4,109

Accrued benefit cost	$6,141	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of Net Periodic Benefit Cost/(Income):

	June 26,	June 27,
	2005	2004

	(Amounts in
	thousands)
Service cost	$382	$1,074
Interest cost	1,783	1,789
Expected return on plan assets	(1,910)	(1,670)
Amortization of net loss	9,935	477
Cost of termination events	1,019	477

Net periodic benefit cost	11,209	2,147
Less plan participants’ contributions	(127)	(477)

Sub-total	11,082	1,670
Correction of error	—	(4,109)

Company’s net periodic benefit cost (income)	$11,082	$(2,439)

      Assumptions:
      Weighted-average assumption used to determine benefit obligations as of:

	June 26,	June 27,
	2005	2004

Discount rate	—	5.60%
Rate of compensation increase	—	3.75%
      Weighted-average assumption used to determine net periodic benefit cost for fiscal years ended:

	June 26,	June 27,
	2005	2004

Discount rate	—	5.60%
Expected long-term return on plan assets	—	6.93%
Rate of compensation increase	—	3.75%
      Plan Assets:
      The DB Plan’s weighted-average asset allocations at June 26, 2005 and June 27, 2004, by asset category are as follows:

	June 26,	June 27,
	2005	2004

Equity securities	—	78.5%
Debt securities	100.0%	13.0
Real estate	—	8.5

Total	100.0%	100.0%

      It is the policy of the Trustees of the DB Plan to delegate the management of DB Plan’s assets to professional investment managers, currently KBC Asset Management. The managers have total discretion in relation to investment of DB Plan’s assets and provide regular detailed reports to the Trustees on the strategy adopted and on investment performance. No Unifi common stock was held in the plan as of June 26, 2005.
      The Company expects to make its final contribution of approximately $6.1 million to the DB Plan in the first half of fiscal year 2006. The remaining accumulated benefit obligation of $32.5 million is expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
paid in full during fiscal year 2006 through the purchase of annuity contracts for all participants in the DB Plan. In fiscal years 2005 and 2004, the Company recorded pension (income) expense of $11.1 million and $(2.4) million, respectively, which was recorded on the “Loss from discontinued operations, net of tax” line item of the Consolidated Statements of Operations. The cost associated with the $6.1 million final contribution was recognized as a component of the fiscal year 2005 charge.

6.	Leases and Commitments
      In addition to the direct financing sales-leaseback obligation and the direct financing capital lease described in Note 2 “Long-term Debt and Other Liabilities,” the Company is obligated under operating leases relating primarily to real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 26, 2005 are $3.3 million in 2006, $3.0 million in 2007, $4.2 million in 2008, $1.3 million in 2009, and $0.3 million in aggregate thereafter. Rental expense was $6.8 million, $7.8 million and $8.2 million for the fiscal years 2005, 2004 and 2003, respectively. The Company had no significant binding commitments for capital expenditures at June 26, 2005.

7.	Business Segments, Foreign Operations and Concentrations of Credit Risk
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
      In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segmented financial information of the polyester, nylon and sourcing operating segments, as regularly reported to management for the purpose of assessing performance and allocating resources, is detailed below.

	Polyester	Nylon	Sourcing	Total

	(Amounts in thousands)
Fiscal 2005:
Net sales to external customers	$587,008	$206,788	$5,650	$799,446
Inter-segment net sales	5,858	5,758	—	11,616
Depreciation and amortization	32,714	14,870	—	47,584
Restructuring recovery	(212)	(129)	—	(341)
Write down of long-lived assets	—	603	—	603
Segment operating loss	(1,569)	(9,825)	(1,293)	(12,687)
Total assets	431,528	157,431	4,364	593,323
Fiscal 2004:
Net sales to external customers	$481,846	$184,536	$1,455	$667,837
Inter-segment net sales	4,567	6,721	—	11,288
Depreciation and amortization	36,064	15,654	—	51,718
Restructuring charges	7,591	638	—	8,229
Arbitration costs and expenses	182	—	—	182
Alliance plant closure costs (recovery)	(206)	—	—	(206)
Write downs of long-lived assets	24,251	—	—	24,251
Goodwill impairment	13,461	—	—	13,461
Segment operating loss	(48,384)	(4,092)	(513)	(52,989)
Total assets	458,606	182,453	1,369	642,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Polyester	Nylon	Sourcing	Total

	(Amounts in thousands)
Fiscal 2003:
Net sales to external customers	$541,348	$206,333	$—	$747,681
Inter-segment net sales	1,972	5,063	—	7,035
Depreciation and amortization	40,864	16,683	—	57,547
Restructuring charges	7,161	3,436	—	10,597
Arbitration costs and expenses	19,185	—	—	19,185
Alliance plant closure recovery	(3,486)	—	—	(3,486)
Segment operating income (loss)	1,298	(3,924)	—	(2,626)
Total assets	538,891	185,155	—	724,046
      For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments on activity drivers relevant to the respective costs.
      Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out method (see Note 1 “Significant Accounting Polices and Financial Statement Information”), an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating income (loss) excludes the provision for bad debts of $13.5 million, $2.6 million and $3.8 million for fiscal years 2005, 2004 and 2003, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.
      The change in the polyester segment total assets between fiscal year end 2004 and 2005 primarily reflects decreases in fixed assets of $21.6 million and non-current assets of $6.6 million offset by an increase in current assets of $1.1 million. The fixed asset reduction is primarily associated with current year depreciation. The current assets increase was primarily due to increases in cash, deferred taxes, and other assets of $17.1 million, $3.0 million and $2.6 million, respectively, offset by decreases in accounts receivable, assets held for sale, and inventories of $16.8 million, $3.2 million, and $1.6 million, respectively. The decrease in non-current assets relates primarily to a reduction of a pension asset of $4.1 million. The net decrease of $25.0 million in the nylon segment total assets between fiscal year end 2004 and 2005 is primarily a result of a decrease in fixed assets of $14.9 million, inventories of $5.6 million, accounts receivable of $5.0 million and other current assets of $0.2 million, offset by an increase in cash of $0.7 million. The reduction in property and equipment is primarily associated with current year depreciation and an impairment charge of $0.6 million. At June 26, 2005, the sourcing segment’s total assets increased $3.0 million over fiscal year end June 27, 2004 primarily due to increases in inventory, accounts receivable and other current assets of $1.4 million, $1.3 million and $0.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present reconciliations from segment data to consolidated reporting data:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$47,584	$51,718	$57,547
Depreciation of allocated assets	3,958	4,804	5,028
Amortization of allocated assets and deferred compensation	1,350	1,377	2,985

Consolidated depreciation and amortization	$52,892	$57,899	$65,560

Operating income (loss):
Reportable segments loss	$(12,687)	$(52,989)	$(2,626)
Provision for bad debts	13,464	2,649	3,812
Interest expense	20,575	18,698	19,736
Interest income	(2,302)	(2,351)	(1,521)
Other (income) expense, net	(2,253)	(2,569)	(115)
Equity in losses (earnings) of unconsolidated affiliates	(6,788)	7,076	(10,627)
Minority interests (income) expense	(530)	(6,430)	4,769

Loss from continuing operations before income taxes and extraordinary item	$(34,853)	$(70,062)	$(18,680)

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Total assets:
Reportable segments total assets	$593,323	$642,428	$724,046
Corporate current assets	60,764	34,092	60,095
Unallocated corporate fixed assets	18,931	22,586	15,756
Other non-current corporate assets	13,501	10,727	29,428
Investments in unconsolidated affiliates	160,180	163,941	173,731
Intersegment eliminations	(1,324)	(1,239)	(855)

Consolidated assets	$845,375	$872,535	$1,002,201

      The Company’s domestic operations serve customers principally located in the southeastern United States as well as international customers located primarily in Canada, Mexico and Israel and various countries in Europe, Central America, South America and South Africa. Export sales from our U.S. operations aggregated $94.7 million in 2005, $112.4 million in 2004 and, $107.9 million in 2003. During fiscal years 2005, 2004 and 2003 the Company did not have sales to any one customer in excess of 10% of consolidated revenues. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers and dispersion across different end-uses and geographic regions.
      The Company’s foreign operations primarily consist of manufacturing operations in Brazil and Colombia. On March 2, 2004, the Company announced its plan to close its dyed facility in Manchester, England. The facility ceased all operations in early June 2004. During the first quarter of fiscal year 2005, the Company announced a plan to close its entire European Division which included a manufacturing facility in Letterkenny, Ireland and the associated European sales offices. The facility’s manufacturing operations ceased

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in October 2004. Net sales, pre-tax operating income and total assets of the Company’s continuing foreign and domestic operations are as follows:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Foreign operations:
Net sales	$93,420	$82,977	$67,712
Pre-tax income	7,618	11,137	12,164
Total assets	151,447	150,013	173,783
Domestic operations:
Net sales	$706,026	$584,860	$679,969
Pre-tax loss	(42,471)	(81,199)	(30,844)
Total assets	693,928	722,522	828,518

8.	Derivative Financial Instruments and Fair Value of Financial Instruments
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
      Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Effective February 14, 2005, the Company entered into a contract to sell the European facility in Ireland and received a $2.8 million non-refundable deposit from the purchaser. In addition to the deposit, the contract calls for a partial payment of 16.0 million Euros on June 30, 2005 and a final payment of 2.1 million Euros on September 30, 2005. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure the financial institution’s exposure on the hedge contract. This cash deposit has been reclassified as “Restricted cash” and is included in current assets on the balance sheet. On July 15, 2005, the Company settled the forward exchange contract for 15.0 million Euros. Forward contracts are matched with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are September 2005 and January 2006, respectively.
      The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Foreign currency purchase contracts:
Notional amount	$168	$3,660	$2,926
Fair value	159	3,642	2,658

Net loss	$9	$18	$268

Foreign currency sales contracts:
Notional amount	$24,414	$18,833	$18,530
Fair value	22,687	19,389	17,945

Net (gain) loss	$(1,727)	$556	$(585)

      The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $1.1 million for the fiscal year ended June 26, 2005, and a pre-tax loss of $0.5 million for the fiscal year ended June 27, 2004 and no effect for the fiscal year ended June 29, 2003.
      The Company uses the following methods in estimating its fair value disclosures for financial instruments:
      Cash and cash equivalents, trade receivables and trade payables — The carrying amounts approximate fair value because of the short maturity of these instruments.
      Long-term debt — The fair value of the Company’s borrowings is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (see Note 2 “Long-Term Debt and Other Liabilities”).
      Foreign currency contracts — The fair value is based on quotes obtained from brokers or reference to publicly available market information.

9.	Investments in Unconsolidated Affiliates
      The Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina which is owned by the Company. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. The Company also received from USTF during fiscal 2005 payments totaling $1.1 million which consisted of reimbursements for rendering general and administrative services and purchasing various manufacturing related items for the operations. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas.
      Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. (“UNF”). The joint venture produces nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. See Note 18 “Commitments and Contingencies” for further information regarding this investment.
      The Company’s investment in PAL at June 26, 2005 was $138.8 million and the underlying equity in the net assets of PAL at June 26, 2005 is $128.1 million or a difference of $10.7 million, which is accounted for as goodwill and is included in the Company’s investment in PAL disclosures. The Company’s view is that the entire carrying value of the investment in PAL is recoverable from our share of future cash distributions from the venture plus a terminal exit value.
      In addition, the Company continues to maintain a 6.4% interest in Micell Technologies, Inc.
      Condensed balance sheet and income statement information of the combined unconsolidated equity affiliates as of and for the fiscal years ended June 26, 2005, June 27, 2004, and June 29, 2003 are as follows:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Current assets	$127,188	$210,858	$207,953
Noncurrent assets	176,265	150,959	179,826
Current liabilities	28,235	38,068	28,962
Shareholders’ equity and capital accounts	256,378	267,135	294,946

Net sales	$471,786	$469,512	$453,029
Gross profit	40,312	7,880	56,197
Income (loss) from operations	16,991	(15,928)	33,392
Net income (loss)	14,003	(20,183)	32,516
      USTF and PAL are organized as partnerships for U.S. tax purposes. Taxable income and losses are passed through USTF and PAL to the members in accordance with the Operating Agreements of USTF and PAL. For the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, distributions received by the Company from its equity affiliates amounted to $11.1 million, $3.1 million and $19.1 million, respectively. Included in the above net sales amounts for the 2005, 2004 and 2003 fiscal years are sales to Unifi of approximately $29.6 million, $27.5 million and $30.8 million, respectively. These amounts represent sales of nylon POY from UNF for use in the production of textured nylon yarn in the ordinary course of business.

10.	Supplemental Cash Flow Information
      Supplemental cash flow information is summarized below:

	Fiscal Years Ended

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Cash payments (receipts) for:
Interest	$16,536	$16,842	$17,543
Income taxes, net of refunds	5,012	2,437	(12,013)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Minority Interest
      Effective May 29, 1998, the Company formed Unifi Textured Polyester, LLC (“UTP”) with Burlington Industries, Inc., now known as International Textile Group, LLC (“ITG”), to manufacture and market natural textured polyester yarns. The Company had an 85.42% interest in UTP and ITG has 14.58%. For the first five years, ITG was entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. Subsequent to this five-year period, earnings and cash flows are allocated based on ownership percentages. UTP’s assets, liabilities and earnings are consolidated with those of the Company and ITG’s interest in the UTP is included in the Company’s financial statements as minority interest (income) expense. In April 2005, the Company purchased ITG’s ownership interest of 14.58% for $0.9 million in cash which resulted in a net write-down of UTP’s assets of $2.9 million, as a result of applying purchase accounting to the acquisition of minority interest. Minority interest (income) expense for ITG’s share of UTP in fiscal years 2005, 2004 and 2003 was $(0.5) million, $(6.5) million, and $4.7 million, respectively.

12.	Fiscal Year 1999 Early Retirement and Termination Charge
      During the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. As of June 26, 2005, the remaining financial obligation is to provide health and dental coverage to each early retiree until they reach 65 years of age. An adjustment to the reserve was recorded in fiscal years 2005, 2004 and 2003 to replenish the reserve for the difference between the actual cash payments and the present value of the liability originally recorded, which represented interest expense. At June 26, 2005, a reserve of $2.9 million remained on the Consolidated Balance Sheet that is expected to equal the present value of future cash payments for remaining medical and dental expenses associated with these terminated employees. The table below summarizes the activity associated with this charge for fiscal years 2005, 2004 and 2003:

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Balance at beginning of fiscal year	$3,418	$3,860	$4,066
Change in estimate for original charges	(308)	314	528
Present value adjustment	243	327	373
Cash payments	(422)	(1,083)	(1,107)

Balance at end of fiscal year	$2,931	$3,418	$3,860

13.	Consolidation and Cost Reduction Efforts
      In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Severance payments are being made in accordance with various plan terms and the expected completion date is during the first quarter of fiscal 2006.
      In fiscal 2004, the Company recorded restructuring charges of $27.7 million, which consisted of $12.1 million of fixed asset write-downs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $7.8 million of employee severance for approximately 280 management and production level employees, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, NC and other restructuring costs of $2.1 million primarily related to the various plant closures. Of the $27.7 million recorded in fiscal year 2004 as a restructuring charge to continuing operations, $19.6 million has been reclassified to the line item “Loss from discontinued operations, net of tax” in the Consolidated Statements of Operations. Severance payments are being made in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordance with various plan terms and the expected completion date was July 2005. The lease obligation consists of rental payments of $0.8 million in fiscal 2006, $1.0 million in fiscal 2007 and $3.0 million in fiscal 2008.
      On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its recently acquired facility in Kinston, North Carolina. During the second quarter of fiscal year 2005, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, the $10.9 million was not recorded as a restructuring expense in the Consolidated Statements of Operations. During the third quarter of fiscal year 2005, management completed the curtailment of both production lines as scheduled which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. Since no long-term assets or intangible assets were recorded in purchase accounting, the net reduction of $1.2 million was recorded as an extraordinary gain in the accompanying Consolidated Statements of Operations.
      The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 27, 2004 and June 26, 2005:

	Balance at				Balance at
	June 29,	Additional		Amount	June 27,
	2003	Charges	Adjustments	Used	2004

	(Amounts in thousands)
Accrued severance	$13,893	$7,847	$(10)	$(18,781)	$2,949
Accrued restructuring	—	6,739	—	(85)	6,654

	Balance at				Balance at
	June 27,	Additional		Amount	June 26,
	2004	Charges	Adjustments	Used	2005

	(Amounts in thousands)
Accrued severance	$2,949	$10,701	$(834)	$(7,564)	$5,252
Accrued restructuring	6,654	391	(695)	(1,297)	5,053

14.	Impairment Charges
      During the third quarter of fiscal year 2004, management performed impairment testing for the domestic textured polyester business due to the continued challenging business conditions and reduction in volume and gross profit in the preceding quarter. As a result, management determined the fair value of the plant, property and equipment at $73.7 million using market prices of the assets. Management determined that the assets were in fact impaired because the carrying value was $98.9 million. This resulted in a $25.2 million write down of the assets, which is included in the “Write down of long-lived assets” line item in the Consolidated Statements of Operations. Subsequent to performing the SFAS No. 144 testing above, the entire domestic polyester segment was tested for impairment as of February 29, 2004. As a result of the testing, the Company recorded a goodwill impairment charge of $13.5 million in the third quarter of fiscal year 2004 to reduce the segment’s goodwill to $0. The Company used the income approach and market approach to determine the fair value.
      In June, 2005 the Company entered into a contract to sell 166 machines held by the nylon division. As a result, a $0.6 million charge was recorded to write the assets down from a net book value of $1.5 million to their fair value less cost to sell. This charge is recorded on the “Write down of long-lived assets” line item in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Alliance
      Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (“DuPont”) initiated a manufacturing Alliance. The intent of the Alliance was to optimize the Company’s and DuPont’s POY manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under the terms of the Alliance, Dupont and the Company ran their polyester POY manufacturing facilities as a single operating unit. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization.
      Dupont’s subsidiary, Invista, Inc., held Dupont’s textiles and interiors assets and businesses which included the Alliance assets. Such assets and businesses were subsequently sold to subsidiaries of Koch. INVISTA continued to operate the DuPont site through September 29, 2004.
      Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester POY manufacturing assets from INVISTA. See Note 16 “Asset Acquisition” below.
      The Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $8.4 million and $38.2 million for fiscal years 2005 and 2004, respectively.

16.	Asset Acquisition
      As discussed in Note 15 “Alliance” the Company completed its acquisition of the INVISTA polyester POY manufacturing assets located in Kinston, North Carolina, including inventories, valued at $24.4 million which was seller financed. See Note 2 “Long-term Debt and Other Liabilities” for details of the financing agreement. On October 19, 2004, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility in Kinston, North Carolina. At that time the Company recorded a reserve of $10.7 million in related severance costs and $0.4 million in restructuring costs which were recorded as assumed liabilities in purchase accounting; and therefore, had no impact on the Consolidated Statements of Operations. As of March 27, 2005, both lines were successfully shut down which resulted in a reduction in the original restructuring estimate for severance. As a result of the reduction to the restructuring reserve, a $1.2 million extraordinary gain, net of tax, was recorded.

17.	Discontinued Operations
      On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices throughout Europe (the “European Division”). The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $37.0 million. As of June 26, 2005, the Company has received approximately $9.9 million in proceeds from the sales contracts and recognized a gain of $10.4 million on the sales of capital assets. The gain on the sale of capital assets is included in the line item “Loss from discontinued operations — net of tax” in the Consolidated Statements of Operations. Under terms of the contracts, the Company expects to receive the remaining proceeds early in the first quarter of fiscal year 2006. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the European Division’s assets held for sale are separately stated in the Consolidated Balance Sheets, and the discontinued operation’s operating results are separately stated in the Consolidated Statements of Operations for all periods presented. The assets held for sale have been reported in the Company’s polyester segment.
      The Company’s dyed facility in Manchester, England was closed in June 2004 and the physical assets were abandoned in June 2005. In accordance with SFAS No. 144, the complete abandonment of the business which occurred in June 2005 required the Company to include the operating results for this facility as discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Results of operations for the European Division and the dyed facility in England for fiscal years 2005, 2004 and 2003 are as follows:

	Fiscal Years Ended

	June 26,	June 27,	June 29,
	2005	2004	2003

	(Amounts in thousands)
Net sales	$24,520	$78,618	$101,435
Restructuring charges	14,873	19,487	6,296
Loss from discontinued operations before income taxes	$(20,648)	$(25,068)	$(11,030)
Income tax expense	984	64	57

Net loss from discontinued operations — net of taxes	$(21,632)	$(25,132)	$(11,087)

18.	Commitments and Contingencies
      As discussed in Note 9 “Investments in Unconsolidated Affiliates”, the Company maintains a 34% interest in PAL, a private company, which produces cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL is a joint venture with Parkdale Mills, Inc., which manages the PAL operations. The Company accounts for its investment in PAL on the equity method of accounting and as of June 26, 2005, the Company’s carrying investment in PAL (including goodwill value) was $138.8 million.
      The Company was informed by PAL of its participation in activities with competitors in the markets for open-end and air jet spun cotton and polycotton yarns used in the manufacture of hosiery and other garments that may have resulted in violations of US antitrust laws (the “PAL Activities”). PAL informed the Company that it voluntarily disclosed the activities to the U.S. Department of Justice Antitrust Division (the “DOJ”), and that the DOJ has launched an investigation of the activities. PAL informed the Company that it is cooperating fully with the DOJ. The Company believes that it had no involvement whatsoever in the activities at issue and believes it has no liability arising out of such activities or for PAL’s actions.
      The Company has been named in various federal class action lawsuits and a demand for relief under Massachusetts law related to the PAL Activities. The Company has denied all the allegations against it in these claims and intends to vigorously defend itself. The aforementioned federal class action lawsuits have been consolidated into one action in the United States District Court for the Middle District of North Carolina Greensboro Division (the “Court”) under the caption “In Re Cotton Yarn Antitrust Litigation” (the “Consolidated Action”). On January 14, 2005 with the consent of the plaintiffs, the Judge in the case signed a “Notice and Order of Dismissal Without Prejudice and Stipulation for Tolling of Statute of Limitations and Tolling Agreement” (the “Dismissal”). The Dismissal provides, among other things, that the claims against the Company in the litigation are dismissed without prejudice; that the applicable statute of limitations with respect to the claims of the plaintiffs shall be tolled during the pendency of the litigation; that if the plaintiffs’ counsel elect to rename the Company as a defendant in the litigation, for purposes of the statute of limitations, the refiling shall relate back to the date of the filing of the initial complaint in the litigation; and that the Company agrees to provide discovery in the litigation as though it was a party to the litigation, including responding to interrogatories, requests for production of documents, and notices of deposition.
      Effective August 16, 2005, Parkdale Mills, Inc. and PAL signed a Settlement Agreement with the “Class Representatives” and “Class Members” (hereinafter collectively referred to as the “Settlement Class”) in the Consolidated Action agreeing to settle this litigation. Under the terms of the Settlement Agreement, Parkdale Mills, Inc., PAL and their “joint venture partners (with particular reference to Unifi, Inc.)” are released upon final Court approval of the settlement. This settlement must be approved by the Court before it is effective. It is believed that it will take quite some time before the settlement is finally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approved. Until the Settlement Agreement is finally approved by the Court, the Company remains unable to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.
      On September 7, 2005, the Company and Parkdale Mills, Inc. signed an Amendment to the PAL Operating Agreement that provides that the burden of any portion of the settlement amount contemplated in the Settlement Agreement that is to be borne by PAL will be allocated to and borne by Parkdale Mills, Inc. as a Member of PAL.
      On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On or about June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), which provided several closing conditions, including Governmental and Regulatory approval of the transaction. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture company, which will be called Yihua Unifi Fibre Company Limited (“YUFI”). The Company will ultimately invest $30 million in cash in YUFI for its 50% equity interest. This commitment is expected to be funded by the proceeds of capital asset sales relating to the closure of the European manufacturing operations. The joint venture transaction closed on or about August 3, 2005 and on or about August 4, 2005, the Company contributed its initial capital contribution of $15 million in cash to YUFI. The Company expects to transfer an additional $15 million to YUFI during first quarter of fiscal 2006.
      The land with the Kinston Site is leased pursuant to a 99 year ground lease (“Ground Lease”) with Dupont. Since 1993, Dupont has been investigating and cleaning up the Kinston Site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action Program requires Dupont to identify all potential areas of environmental concern (“AOCs”), assess the extent of contamination at the identified AOCs and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by Dupont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the AOCs previously addressed by Dupont. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

19.	Subsequent Events
      On June 30, 2005, the Company received $21.7 million in proceeds from the sale of real property associated with the discontinued European Division. The receipt of these funds will be used to fund the joint venture in China. On or about August 4, 2005, the initial required contribution of $15.0 million in cash was transferred to YUFI.
      On July 25, 2005, the Company paid off the $24.4 million note payable to INVISTA (See Note 2), including accrued interest, associated with the acquisition of the Kinston POY manufacturing facility. Accordingly, the outstanding principal amount of this note is classified as a current liability at June 26, 2005.
      On July 28, 2005, the Company announced that, based on its success in downstream selling and direct sourcing initiatives, management has decided to discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. This decision to exit the sourcing business will allow the company to further focus its efforts on downstream marketing and on leveraging other external sourcing options to support its downstream development.
      On August 2, 2005, the Company announced that it will close its Central Distribution Center (“CDC”) in Mayodan, North Carolina and move the operations to its warehouse and logistics facilities in Yadkinville, North Carolina. On August 29, 2005, the Company announced that it will close Plant one in Mayodan, North

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Carolina and move its operations to Plant three in nearby Madison, North Carolina. The Company expects to complete the majority of these two relocations by December 2005. The CDC facility, plant one and a warehouse that are all within a close proximity will be offered for sale. The Company is in the process of evaluating these three properties on a “held for sale” basis to determine if a non-cash impairment charge will be required.

20.	Quarterly Results (Unaudited)
      Quarterly financial data for the fiscal years ended June 27, 2004 and June 26, 2005 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

	(Amounts in thousands, except per share data)
2004:
Net sales(a)	$160,709	$163,146	$169,208	$174,774
Gross profit(a)	11,594	5,193	9,616	13,848
Income (loss) from discontinued operations, net of tax	(2,206)	(2,440)	(20,952)	466
Net loss	(4,562)	(9,220)	(49,992)	(6,019)
Per Share of Common Stock (basic and diluted):
Net loss	$(.09)	$(.18)	$(.96)	$(.11)
2005:
Net sales(a)	$179,590	$208,412	$208,293	$203,151
Gross profit(a)(b)	10,736	9,743	9,064	1,189
Income (loss) from discontinued operations, net of tax	(21,395)	(2,684)	(1,234)	3,681
Loss before extraordinary item	(22,555)	(7,746)	(3,272)	(8,809)
Extraordinary gain (loss) — net of tax of $0(c)	—	—	1,342	(185)
Net loss	(22,555)	(7,746)	(1,930)	(8,994)
Per Share of Common Stock (basic and diluted):
Net loss before extraordinary item	$(.43)	$(.15)	$(.06)	$(.17)
Extraordinary gain — net of taxes of $0	—	—	.02	—

Net loss	$(.43)	$(.15)	$(.04)	$(.17)

(a)	As discussed further in Note 17 “Discontinued Operations” to the Consolidated Financial Statements, the Company decided to close its European operations in the first quarter of fiscal year 2005, and accordingly reported the European operations as discontinued operations in all of the Company’s quarterly filings for fiscal year 2005. As a result, net sales and gross profit for the fourth quarter of fiscal year 2004 has been restated to reflect only the Company’s continuing operations. In June 2004, the Company also decided to close its dye operation in England and the closure was substantially completed in June 2005, which required the Company to include the operating results for this facility as discontinued operations. As a result, net sales, gross profit and income (loss) from discontinued operations for the first three quarters of fiscal year 2005 and each of the quarters in fiscal year 2004 have been restated. There was no effect on previously reported net income. Below is a reconciliation of the net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales, gross profit and income (loss) from discontinued operations amounts as previously reported in the Company’s quarterly reports on Form 10-Q to the restated amounts reported above:

	Fiscal 2005			Fiscal 2004

	First	Second	Third	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

	(Amounts in thousands)
Net sales as previously reported	$180,155	$208,473	$208,318	$163,721	$166,311	$172,526	$191,669
Less sales of discontinued operations	565	61	25	3,012	3,165	3,318	16,895

Net sales as restated	$179,590	$208,412	$208,293	$160,709	$163,146	$169,208	$174,774

Gross profit as previously reported	$10,560	$9,686	$9,107	$11,459	$5,049	$9,561	$15,408
Less gross profit (loss) of discontinued operations	(176)	(57)	43	(135)	(144)	(55)	1,560

Gross profit (loss) as restated	$10,736	$9,743	$9,064	$11,594	$5,193	$9,616	$13,848

Loss from discontinued operations as previously reported	$(21,299)	$(3,051)	$(1,429)	$(1,965)	$(2,192)	$(16,391)	$—
Plus income (loss) of discontinued operations	(96)	367	195	(241)	(248)	(4,561)	466

Income (loss) from discontinued operations as restated	$(21,395)	$(2,684)	$(1,234)	$(2,206)	$(2,440)	$(20,952)	$466

(b)	The lower gross profit amount for the fourth quarter of fiscal year 2005 is primarily attributable to the Company selling off aged inventory in order to improve its working capital position.

(c)	As discussed further in Note 16 “Asset Acquisition” to the Consolidated Financial Statements, the Company acquired a manufacturing facility at the beginning of its fiscal year 2005 second quarter and, as a result of purchase accounting, was required to record an extraordinary gain. In addition, the increase in net sales for the second, third and fourth quarters of fiscal year 2005 compared to the corresponding quarters for fiscal year 2004 was directly attributable to this acquisition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      The Company has not changed accountants nor are there any disagreements with its accountants, Ernst & Young LLP, on accounting and financial disclosure that should be reported pursuant to Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to the Company’s management, specifically including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
      The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2005.
Assessment of Internal Control over Financial Reporting
      Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 31 of this report and is incorporated herein by reference. The attestation report of Ernst & Young, LLP on management’s assessment of internal control over financial reporting is presented on page 32 of this report and is incorporated herein by reference.
Change in Internal Control over Financial Reporting
      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B. Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of Registrant and Compliance with Section 16(a) of The Exchange Act
      The information required by this item with respect to executive officers is set forth above in Part I, Item 4A. The information called for by this item with respect to Directors and Section 16 Matters is set forth in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”) under the headings “Election of Directors”, “Nominees for Election as Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance”, and is incorporated herein by reference. The information called for by this item with respect to the presence of an audit committee financial expert and the identification of the members of the Company’s Audit Committee is set forth in the Proxy Statement under the headings “Corporate Governance Matters — Audit Committee Financial Expert” and “Committees of the Board of Directors”, and is incorporated herein by reference.
Corporate Governance Guidelines and Committee Charters
      In furtherance of its longstanding goal of providing effective governance of the Company’s business for the benefit of Shareholders, the Board of Directors has adopted the Corporate Governance Guidelines. Each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee operate under written charters that have been approved by the Board of Directors. The Corporate Governance Guidelines and the committee charters are available on our website at www.unifi.com under the “Investor Relations” section. In addition, print copies of the Corporate Governance Guidelines and the committee charters are available to any Shareholder that requests a copy. Information on the Company’s website, however, does not form a part of this Form 10-K.
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
NYSE Certification
      The Annual Certification of the Company’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed at the New York Stock Exchange on October 28, 2004.

Item 11.	Executive Compensation
      The information called for by this item is set forth in the Proxy Statement under the headings “Executive Officers and their Compensation”, “Directors’ Compensation”, “Employment and Termination Agreements”, “Compensation Committee InterLocks and Insider Participation in Compensation Decisions”, “Insider Transactions”, “Report of the Compensation Committee on Executive Compensation” and “Performance Graph — Shareholder Return on Common Stock”, and is incorporated herein by reference.
      For additional information regarding executive compensation reference is made to Exhibits (10k), (10l), (10m), (10n), (10q), (10r), (10s), (10t), (10u) and (10v) of this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table summarizes information as of June 26, 2005 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans:

		(b)	(c)
	(a)		Number of Securities
	Number of Shares to		Remaining Available for
	be Issued upon	Weighted-Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	4,614,670	$7.69	1,800,963
Equity compensation plans not approved by shareholders	—	—	—

Total	4,614,670	$7.69	1,800,963

      Under the terms of the 1999 Long-term Incentive Plan, the maximum number of shares to be issued was approved at 6,000,000. Of the 6,000,000 shares approved for issuance, no more than 3,000,000 may be issued as restricted stock. To date, 258,466 shares have been issued as restricted stock and are deemed to be outstanding. Any option or restricted stock that is forfeited may be reissued under the terms of the plan. The amount forfeited or canceled is included in the number of securities remaining available for future issuance in column (c) in the above table.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements
      The following financial statements and reports of independent auditors are filed as a part of this Report.

Pages

Management’s Report on Internal Control over Financial Reporting	31
Reports of Independent Registered Public Accounting Firms	32-33
Consolidated Balance Sheets at June 26, 2005 and June 27, 2004	34
Consolidated Statements of Operations for the Years Ended June 26, 2005, June 27, 2004, and June 29, 2003	35
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended June 26 2005, June 27, 2004, and June 29, 2003	36
Consolidated Statements of Cash Flows for the Years Ended June 26, 2005, June 27, 2004, and June 29, 2003	37
Notes to Consolidated Financial Statements	38

2. Financial Statement Schedules
II — Valuation and Qualifying Accounts	73
      Schedules other than those above are omitted because they are not required, are not applicable, or the required information is given in the consolidated financial statements or notes thereto.
      With the exception of the information herein expressly incorporated by reference, the 2005 Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

      3. Exhibits

Exhibit
No.		Description

(2a	)	Contribution Agreement, dated June 30, 1997, by and between Parkdale Mills, Inc., Unifi, Inc., UNIFI Manufacturing, Inc., and Parkdale America, LLC, filed as Exhibit (2) to Unifi’s Form 8-K filed with the Commission on July 15, 1997, which is incorporated herein by reference.

(3a	)	Restated Certificate of Incorporation of Unifi, Inc., as amended, filed as Exhibit (3a) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference.

(3b	)	Restated by-laws of Unifi, Inc., effective October 22, 2003, filed as Exhibit (3b) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference.

(4a	)	Specimen Certificate of Unifi, Inc.’s common stock, filed as Exhibit 4(a) to the Registration Statement on Form S-1, (Registration No. 2-45405), which is incorporated herein by reference.

(4b	)	Unifi, Inc.’s Registration Statement for the 6 1/2% Notes due 2008, Series B, filed on Form S-4 (Registration No. 333-49243), which is incorporated herein by reference.

(4c	)	Description of Unifi, Inc.’s common stock, filed on November 5, 1998, as Item 5. (Other Events) on Form 8-K, which is incorporated herein by reference.

(10a	)	*Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992, filed as Exhibit 10(c) with the Company’s Form 10-K for the fiscal year ended June 27, 1993, and included as Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 33-53799), which are incorporated herein by reference.

(10b	)	*Unifi, Inc.’s 1996 Incentive Stock Option Plan, filed as Exhibit (10f) with the Company’s Form 10-K for the fiscal year ended June 30, 1996, which is incorporated herein by reference.

(10c	)	*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan, filed as Exhibit (10g) with the Company’s Form 10-K for the fiscal year ended June 30, 1996, which is incorporated herein by reference.

(10d	)	Credit Agreement dated as of December 7, 2001, by and among the Financial Institutions Named Therein as the Lenders, and Bank of America, N.A. as the Agent, and Unifi, Inc. and certain of its Domestic Subsidiaries as the Borrows (the ‘Credit Agreement”), filed as Exhibit (10e) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference.

(10e	)	Security Agreement dated as of December 7, 2001, between Unifi, Inc. and certain of its Domestic Subsidiaries and Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement, filed as Exhibit (10f) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference.

(10f	)	Letter Agreement amending the Credit Agreement dated June 12, 2002 between Unifi, Inc. and Bank of America, N.A. as Agent, which is incorporated herein by reference.

(10g	)	Reallocation Amendment and Assignment dated as of January 1, 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Existing Lenders, the Remaining Lenders and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit (10g) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.

(10h	)	Second Amendment dated as of August 6, 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Lenders, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit (10h) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.

(10i	)	Third Amendment dated December 2003, between Unifi, Inc. and certain of its Domestic Subsidiaries, the Lenders, and Bank of America, N.A., as Agent for the Lenders, which is incorporated herein by reference.

Exhibit
No.		Description

(10j	)	Fourth Amendment dated as of September 30, 2004, between Unifi, Inc. and certain of its Subsidiaries, the Lenders, and Bank of America, N.A., as Agent for the Lenders, filed herewith.

(10k	)	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002, filed as Exhibit (10g) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference.
(10l	)	*Change of Control Agreement between Unifi, Inc. and Willis C. Moore, III, dated January 23, 2002, expiring November 1, 2005, filed as Exhibit (10i) with the Company’s Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference (similar agreements were signed by Thomas H. Caudle, Jr., Michael E. Delaney, O. Lee Gordon, Benny L. Holder, Stewart Q. Little, and Charles F. McCoy).

(10m	)	*Change of Control Agreement between Unifi, Inc. and William M. Lowe, dated January 6, 2004, expiring November 1, 2005, filed as Exhibit 10 with the Company’s Form 10-Q for the fiscal quarter ended March 28, 2004, which is incorporated herein by reference.

(10n	)	*Employment Offer Letter from Unifi, Inc. to William M. Lowe dated January 6, 2004, which is incorporated herein by reference.

(10o	)	*1999 Unifi, Inc. Long-Term Incentive Plan, (filed as Exhibit 99.1 to the Registration Statement on Form S-8, (Registration No. 333-43158), which is incorporated herein by reference.

(10p	)	Master Agreement POY Manufacturing Alliance between Unifi, Inc. and E.I. du Pont de Nemours and Company, dated June 1, 2000, filed as Exhibit (10o) with the Company’s Form 10-K for the fiscal year ended June 25, 2000, which is incorporated herein by reference.

(10q	)	*Employment Offer Letter from Unifi, Inc. to Michael E. Delaney dated December 8, 1999, filed as Exhibit (10o) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.

(10r	)	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and G. Alfred Webster, filed as Exhibit (10p) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.

(10s	)	*Severance Agreement effective April 30, 2003, by and between Unifi, Inc. and Ottis ‘Lee‘ Gordon, filed as Exhibit (10r) with the Company’s Form 10-K for the fiscal year ended June 29, 2003, which is incorporated herein by reference.

(10t	)	*Severance Agreement effective April 30, 2004, by and between Unifi, Inc. and Michael E. Delaney, filed as Exhibit (10v) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference.

(10u	)	*Severance Agreement effective October 31, 2003, by and between Unifi, Inc. and Willis C. Moore, III, filed as Exhibit 10 with the Company’s Form 10-Q for the quarter ended December 28, 2003, which is incorporated herein by reference.

(10v	)	*Change of Control Agreement between Unifi, Inc. and G. Alfred Webster, dated October 26, 2000, expiring November 1, 2005, filed as Exhibit (10l) with the Company’s Form 10-K for the fiscal year ended June 24, 2001, which is incorporated herein by reference.

(10w	)	Chip Supply Agreement dated March 18, 2005, by and between Unifi Manufacturing, Inc. and Nan Ya Plastics Corp., America, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2005, in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof, which is incorporated herein by reference.

(10x	)	Equity Joint Venture Contract dated June 10, 2005 between Sinopec Yizheng Chemical Fibre Company Limited and Unifi Asia Holdings, SRL for the establishment of Yihua Unifi Fibre Industry Company Limited, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2005, which is incorporated herein by reference.

Exhibit
No.		Description

(14a	)	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed as Exhibit (14a) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference.

(14b	)	Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed as Exhibit (14b) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference.
(21)		Subsidiaries of Unifi, Inc.

(23)		Consent of Ernst & Young LLP, Independent Registered Accounting Firm

(31a	)	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31b	)	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32a	)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32b	)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* NOTE:	These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, Inc.

September 26, 2005	By:	/s/ Brian R. Parke Brian R. Parke Chairman of the Board, President and Chief Executive Officer

September 26, 2005	By:	/s/ William M. Lowe, Jr. William M. Lowe, Jr. Vice President, Chief Operating Officer and Chief Financial Officer
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Brian R. Parke Brian R. Parke	Chairman of the Board, President and Chief Executive Officer	September 26, 2005

/s/ William J. Armfield, IV William J. Armfield, IV	Director	September 26, 2005

/s/ R. Wiley Bourne, Jr. R. Wiley Bourne, Jr.	Director	September 26, 2005

/s/ Charles R. Carter Charles R. Carter	Director	September 26, 2005

/s/ Sue W. Cole Sue W. Cole	Director	September 26, 2005

/s/ J.B. Davis J.B. Davis	Director	September 26, 2005

/s/ Kenneth G. Langone Kenneth G. Langone	Director	September 26, 2005

/s/ Donald F. Orr Donald F. Orr	Director	September 26, 2005

(27) Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to Other		Balance at
	Beginning	Costs and	Accounts —	Deductions —	End of
Description	of Period	Expenses	Describe(b)	Describe(c)	Period

	(Amounts in thousands)
Allowance for uncollectible accounts(a):
Year ended June 26, 2005	$10,721	$14,028	$(324)	$(10,458)	$13,967
Year ended June 27, 2004	12,268	2,297	447	(4,291)	10,721
Year ended June 29, 2003	10,652	4,023	(1,779)	(628)	12,268
Valuation allowance for deferred tax assets:
Year ended June 26, 2005	$13,137	$830	$—	$(3,037)	$10,930
Year ended June 27, 2004	10,500	3,927	—	(1,290)	13,137
Year ended June 29, 2003	7,800	2,700	—	—	10,500

Notes

(a)	The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts.

(b)	The allowance for doubtful accounts includes acquisition related adjustments and/or effects of currency translation from restating activity of our foreign affiliates from their respective local currencies to the U.S. dollar.

(c)	Deductions from the allowance for doubtful accounts represents accounts written off which were deemed not to be collectible and customer claims paid, net of certain recoveries. The increase in amounts charged to expense was a result of a direct write off of $8.2 million of unreserved receivables.

Deductions from the valuation allowance for deferred tax assets include state tax credit write-offs due to the expiration of the credits and capital loss carry-forwards.