Form 10-Q
period 2005-09-25
UNIFI INC
filed 2005-11-04
CIK 100726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 1, 2005 was 52,145,434.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended September 25, 2005

Part. I Financial Information
Item 1. Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets

	September 25,	June 26,
	2005	2005
	(Unaudited)	(Note)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,744	$105,621
Receivables, net	98,895	106,437
Inventories	114,179	110,827
Deferred income taxes	12,217	14,578
Assets held for sale	—	10,694
Restricted cash	—	2,766
Other current assets	13,109	15,590

Total current assets	329,144	366,513

Property, plant and equipment	1,056,533	1,056,563
Less: accumulated depreciation	(765,934)	(754,989)

	290,599	301,574
Investments in unconsolidated affiliates	177,981	160,675
Other noncurrent assets	14,309	16,613

Total assets	$812,033	$845,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,401	$62,666
Accrued expenses	36,694	45,618
Income taxes payable	3,189	2,292
Current maturities of long-term debt and other current liabilities	11,383	35,339

Total current liabilities	109,667	145,915

Long-term debt and other liabilities	258,731	259,790
Deferred income taxes	51,754	55,913
Minority interest	—	182
Commitments and contingencies
Shareholders’ equity:
Common stock	5,213	5,215
Capital in excess of par value	235	208
Retained earnings	393,362	396,448
Unearned compensation	—	(128)
Accumulated other comprehensive loss	(6,929)	(18,168)

	391,881	383,575

Total liabilities and shareholders’ equity	$812,033	$845,375

Note: The balance sheet at June 26, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended
	September 25,	September 26,
	2005	2004
	(Amounts in thousands, except per share data)
Net sales	$185,441	$179,590
Cost of sales	177,919	168,854
Selling, general & administrative expenses	10,981	9,505
Provision for bad debts	527	820
Interest expense	4,777	4,665
Interest income	(1,277)	(373)
Other (income) expense, net	(851)	(274)
Equity in earnings of unconsolidated affiliates	(1,824)	(1,154)
Minority interest income	—	(188)
Restructuring charges	29	—
Write down of long-lived assets	1,500	—

Loss from continuing operations before income taxes and extraordinary item	(6,340)	(2,265)
Benefit for income taxes	(681)	(1,105)

Loss from continuing operations before discontinued operations and extraordinary item	(5,659)	(1,160)
Income (loss) from discontinued operations, net of tax	2,781	(21,395)
Extraordinary loss – net of taxes of $0	(208)	—

Net loss	$(3,086)	$(22,555)

Earnings (losses) per common share (basic and diluted):
Net loss — continuing operations	$(.11)	$(.02)
Net income (loss) — discontinued operations	.05	(.41)
Extraordinary loss	—	—

Net loss – basic and diluted	$(.06)	$(.43)

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarters Ended
	September 25,	September 26,
	2005	2004
	(Amounts in thousands)
Cash and cash equivalents at the beginning of year	$105,621	$65,221
Operating activities:
Net loss from continuing operations	(5,659)	(1,160)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Net income of unconsolidated equity affiliates, net of distributions	(694)	(1,154)
Depreciation	12,409	12,675
Amortization	321	343
Net gain on asset sales	(319)	(325)
Non-cash portion of restructuring charges	29	—
Non-cash write down of long-lived assets	1,500	—
Deferred income tax	(1,729)	(5,406)
Provision for bad debt and quality claims	527	820
Other noncurrent assets	—	4,109
Other	1,406	(274)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(6,240)	(6,664)

Net cash provided by continuing operating activities	1,551	2,964

Investing activities:
Capital expenditures	(4,029)	(1,620)
Acquisition	—	(900)
Investment in equity affiliates	(15,331)	(245)
Investment in foreign restricted assets	167	(173)
Collection of notes receivable	110	101
Increase of notes receivable	—	(139)
Proceeds from sale of capital assets	2,239	356
Decrease in restricted cash	2,766	—
Other	(108)	(9)

Net cash used in investing activities	(14,186)	(2,629)

Financing activities:
Payment of long-term debt	(24,407)	—
Other	461	(80)

Net cash used in financing activities	(23,946)	(80)

Discontinued operations and net changes in assets held for sale	20,814	(20,580)

Effect of exchange rate changes on cash and cash equivalents	890	830

Net decrease in cash and cash equivalents	(14,877)	(19,495)

Cash and cash equivalents at end of period	$90,744	$45,726

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

Except as noted with respect to the balance sheet at June 26, 2005, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 25, 2005, and the results of operations and Condensed Consolidated Statements of Cash Flows for the periods ended September 25, 2005 and September 26, 2004. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s latest Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 38 to 43 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2005. These policies have not materially changed from the disclosure in that report.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	September 25,	June 26,
	2005	2005
Raw materials and supplies	$48,686	$47,441
Work in process	9,514	8,497
Finished goods	55,979	54,889

	$114,179	$110,827

3.	Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	September 25,	June 26,
	2005	2005
Payroll and fringe benefits	$10,977	$14,790
Severance	3,287	5,252
Interest	2,558	7,325
Pension	6,141	6,141
Utilities	4,203	3,085
Property taxes	3,067	2,124
Other	6,461	6,901

	$36,694	$45,618

4.	Income Taxes

The Company’s income tax benefit from continuing operations for the quarter ended September 25, 2005 equated to an effective tax rate of 10.7% compared to the quarter ended September 26, 2004 which equated to an effective tax rate of 48.8%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the current quarter ended September 25, 2005 was due to an increase in the valuation allowance for state tax credits, an accrual related to a portion of the second repatriation plan under the provisions of the American Jobs Act of 2004 (the “Act”), and an accrual for foreign income tax on currency related transactions. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the quarter ended September 26, 2004 was due to the utilization of state tax losses and income from certain foreign operations being taxed at a lower effective tax rate. See Note 19 “Subsequent Events” for further discussion of the repatriation of the funds under the Act.

The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Act, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission (the “SEC”) on or before June 30, 2003. On September 28, 2005, the Company completed its initial repatriation plan by repatriating $15.0 million from one of its controlled foreign corporations. On October 19, 2005, Unifi’s Board of Directors and Chief Executive Officer approved a second repatriation plan for up to $10.0 million. The Company has not made any changes to its position on the reinvestment of other foreign earnings.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against its deferred tax assets relating to North Carolina income tax credits. The valuation allowance increased $0.4 million in the quarter ended September 25, 2005 compared to no change in the valuation allowance for the quarter ended September 26, 2004. The increase in the valuation allowance in the current quarter is due to lower estimates of future state taxable income.

The amount of tax expense included in discontinued operations net of taxes is as follows (amounts in thousands):

	For the Quarters Ended
	September 25,	September 26,
	2005	2004
Tax expense-discontinued operations	$—	$13

5.	Comprehensive Income (Loss)

Comprehensive income amounted to $8.1 million for the first quarter of fiscal 2006 compared to a $17.6 million loss for the first quarter of fiscal 2005 and was comprised of net losses and foreign gains for both periods. Comprehensive income is comprised of a net loss of $3.1 million in the current quarter and foreign translation gains of $11.2 million. Comparatively, comprehensive loss for the corresponding period in the prior year was derived from a net loss of $22.6 million and foreign translation gain of $5.0 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Earnings per Share

The components of basic and diluted earnings per share were as follows (amounts in thousands):

	For the Quarters Ended
	September 25,	September 26,
	2005	2004
Net loss from continuing operations applicable for common shareholders	$(5,659)	$(1,160)
Gain (loss) from discontinued operations, applicable for common shareholders	2,781	(21,395)
Extraordinary loss applicable for common shareholders	(208)	—

Total net loss available for common shareholders	$(3,086)	$(22,555)

Weighted average outstanding shares of common stock (basic and diluted)	52,127	52,077

7.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) which clarifies, that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company completed its evaluation of the provisions of SFAS No. 151 and determined that its adoption did not have a material impact on the Company’s consolidated financial position or results of operations for the current quarter.

In December 2004, the FASB finalized SFAS No. 123(R) “Shared-Based Payment” (“SFAS No. 123R”) which, after the SEC amended the compliance dates on April 15, 2005, is effective for the Company’s current fiscal year. The new standard requires the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of share-based payments for public companies. See Note 9 “Stock-Based Compensation” for further discussion of the impact of SFAS No. 123R on the Company.

8.	Segment Disclosures

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) established standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS No. 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. Following is the Company’s selected segment information for the quarters ended September 25, 2005, and September 26, 2004 (amounts in thousands):

	Polyester	Nylon	Sourcing	Total
Quarter ended September 25, 2005:
Net sales to external customers	$134,166	$48,935	2,340	$185,441
Intersegment net sales	1,682	1,178	—	2,860
Segment operating loss	(1,197)	(2,416)	(1,375)	(4,988)
Depreciation and amortization	7,724	3,704	52	11,480
Total assets	422,988	147,246	3,400	573,634

Quarter ended September 26, 2004:
Net sales to external customers	$122,230	$56,763	597	$179,590
Intersegment net sales	910	1,440	—	2,350
Segment operating income (loss)	2,017	(489)	(297)	1,231
Depreciation and amortization	7,975	3,715	—	11,690
Total assets	438,908	181,773	1,738	622,419

	For the Quarters Ended
	September 25,	September 26,
	2005	2004
Reconciliation of segment operating income (loss) to net loss from continuing operations and extraordinary item:
Reportable segments operating income (loss)	$(4,988)	$1,231
Provision for bad debts	527	820
Interest expense, net	3,500	4,292
Other (income) expense, net	(851)	(274)
Equity in earnings of unconsolidated affiliates	(1,824)	(1,154)
Minority interest income	—	(188)

Loss from continuing operations before income taxes and extraordinary item	$(6,340)	$(2,265)

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

On July 28, 2005, the Company announced that management had decided to discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. Management’s exit plan is currently in place and is expected to be complete by the end of the third quarter fiscal 2006. There were no restructuring charges incurred related to this liquidation.

The primary differences between the segmented financial information of the operating segments, as reported to management, and the Company’s consolidated reporting relate to intersegment transfers of yarn, fiber costing, the provision for bad debts, certain unallocated selling, general and administrative expenses and capitalization of property, plant and equipment costs.

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (“LIFO”) method, an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating income excludes the provision for bad debts of $0.5 million and $0.8 million for the current and prior year quarters, respectively.

The total assets for the polyester segment decreased from $431.5 million at June 26, 2005 to $423.0 million at September 25, 2005 due primarily to decreases in accounts receivable, assets held for sale, fixed assets and other assets of $10.9 million, $10.7 million, $3.8 million and $0.4 million, respectively. This was offset by increases in cash, inventories and other current assets of $10.3 million, $6.8 million and $0.2 million, respectively. The total assets for the nylon segment decreased from $157.4 million at June 26, 2005 to $147.2 million at September 25, 2005 due primarily to decreases in fixed assets, inventories, accounts receivable and other current assets of $6.7 million, $2.5 million, $2.5 million, and $0.2 million, respectively. This was offset by an increase in deferred income taxes of $1.7 million.

9.	Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R as a replacement to SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB No. 25 which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. On March 29, 2005, the SEC issued SAB No. 107 to provide guidance regarding the adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis. The effective date of SFAS No. 123R was modified by SAB No. 107 to begin with the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Accordingly, the Company implemented SFAS No. 123R effective June 27, 2005.

Previously the Company measured compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. Had the fair value-based method under SFAS No. 123 been applied, compensation expense would have been recorded for the options outstanding based on their respective vesting schedules.

The Company currently has only one share-based compensation plan which had unvested stock options as of September 25, 2005. The compensation cost that was charged against income for this plan was $0.1 million and $0 for the quarters ended September 25, 2005 and September 26, 2004, respectively. The total income tax benefit recognized for share-based compensation in the Condensed Consolidated Statements of Operations was not material for the quarters ended September 25, 2005 and September 26, 2004, respectively.

During the first half of fiscal 2005, the Board authorized the issuance of approximately 2.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options vest in three equal installments the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

On April 20, 2005, the Board of Director’s approved a resolution to vest all stock options, in which the exercise price exceeds the closing price of the stock on April 20, 2005, granted prior to June 26, 2005. The Board decided to fully vest these specific underwater options, as there is no perceived value in these options to the employee, little retention ramifications, and to minimize the expense to the Company’s consolidated financial statements upon adoption of SFAS No. 123R. No other modifications were made to the stock option plan except for the accelerated vesting. This acceleration of the original vesting schedules effected 0.3 million unvested stock options.

Net income (loss) on a pro forma basis assuming the fair value recognition provisions of SFAS No. 123 had been applied to periods prior to June 27, 2005 would have been as follows:

For the Quarter Ended
September 26, 2004
Net loss as reported	$(22,555)
Add: Total stock-based employee compensation compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,361)

Pro forma net loss	$(23,916)

Earnings (losses) per share:
Basic and diluted – as reported	$(.43)
Basic and diluted – pro forma	$(.46)
SFAS No. 123R requires the Company to record compensation expense for stock options using the fair value method. The Company decided to adopt SFAS No. 123R using the Modified – Prospective Transition Method in which compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The effect of the change from applying the intrinsic method of accounting for stock options under APB 25, previously permitted by SFAS 123 as an alternative to the fair value recognition method, to the fair value recognition provisions of SFAS No. 123 on income from continuing operations before income taxes, income from continuing operations and net income for the quarter ended September 25, 2005 was $0.1 million, $0.1 million and $0.1 million, respectively. There was no change from applying the original provisions of SFAS No. 123 on cash flow from continuing operations, cash flow from financing activities, and basic and diluted earnings per share.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. No options were granted in the quarter ended September 25, 2005. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

On October 21, 1999, the shareholders of the Company approved the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

Stock options granted under the plan have vesting periods of three to five years based on continuous service by the employee. All stock options have a 10 year contractual term. In the quarter ended September 25, 2005, no incentive stock options were granted under the 1999 Long-Term Incentive Plan. In addition to the 4,107,013 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 112,500 common shares reserved and previous NQSO plans with 339,167 common shares reserved at September 25, 2005. No additional options will be issued under any previous ISO or NQSO plan. The stock option activity for the quarter ended September 25, 2005 was as follows:

	ISO		NQSO
	Options	Weighted	Options	Weighted
	Outstanding	Avg.$/Share	Outstanding	Avg. $/Share
Quarter ended September 25, 2005:
Shares under option — beginning of quarter	4,273,003	$6.41	341,667	$23.72
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(36,825)	12.71	(2,500)	31.00
Forfeited	(16,665)	2.76	—	—

Shares under option — end of quarter	4,219,513	6.37	339,167	23.67

The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options at September 25, 2005:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price
$2.76 – $3.78	1,938,335	$2.78	8.6	1,323,395	$2.80
5.29 – 7.64	1,229,949	7.30	5.4	1,229,949	7.30
8.10 –11.99	720,280	10.65	4.3	720,280	10.65
12.53 –16.31	418,949	14.21	3.2	418,949	14.21
18.75 – 31.00	269,167	26.37	1.3	269,167	26.37

Quarter Ended
September 25, 2005
ISO:
Exercisable shares under option — end of quarter	3,604,573
Option price range	$2.76–$25.38
Weighted average exercise price for options exercisable	$6.98
Weighted average remaining life of shares under option	6.5
Weighted average fair value of options granted	N/A
Aggregate intrinsic value	$1,164,567
Number of shares under option expected to vest	4,200,539
Weighted average price of shares under option expected to vest	$6.38
Weighted average remaining life of shares under option expected to vest	6.5
Intrinsic Value of shares under option expected to vest	$1,132,136

NQSO:
Exercisable shares under option — end of year	339,167
Option price range	$16.31-$31.00
Weighted average exercise price for options exercisable	$23.67
Weighted average remaining life of shares under option	1.9
Fair value of options granted	N/A
Aggregate intrinsic value	—
Number of shares under option expected to vest	339,167
Weighted average price of shares under option expected to vest	$23.67
Weighted average remaining life of shares under option expected to vest	1.9
Intrinsic Value of shares under option expected to vest	—
The Company has a policy of issuing new shares to satisfy share option exercises. The Company has elected an accounting policy of accelerated attribution for graded vesting.

As of September 25, 2005, unrecognized compensation costs related to nonvested share based compensation arrangements granted under the 1999 Long-Term Incentive Plan was $0.5 million. The costs are estimated to be recognized over a period of 1.2 years.

A summary of the status of the Company’s non vested restricted stock as of September 25, 2005, and changes during the quarter ended September 25, 2005 is presented below:

		Weighted Average
Non Vested Restricted Stock	Shares	Grant-Date Fair Value
Non vested shares as of June 26, 2005	19,900	$7.15
Granted	—
Vested	(1,200)	$10.68
Forfeited	—

Non vested shares as of September 25, 2005	18,700	$6.48

10.	Derivative Financial Instruments

The Company accounts for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) which requires all derivatives to be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros related to a contract to sell its European facility in Ireland. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure the financial institution’s maximum exposure on the hedge contract. On July 1, 2005 the sale of the European facility was completed and as a result the foreign exchange contract was closed on July 15, 2005 resulting in a realized currency gain of $1.7 million and the release of the $2.8 million security deposit. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is January 2006.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 25,	June 26,
	2005	2005
Foreign currency purchase contracts:
Notional amount	$320	$168
Fair value	347	159

Net (gain) loss	$(27)	$9

Foreign currency sales contracts:
Notional amount	$2,204	$24,414
Fair value	2,138	22,687

Net gain	$(66)	$(1,727)

For the quarters ended September 25, 2005 and September 26, 2004, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million for both current and prior year quarters.

11.	Investments in Unconsolidated Affiliates

The Company and SANS Fibres of South Africa are partners in a 50/50 joint venture named UNIFI-SANS Technical Fibers, LLC (“USTF”) which produces low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas.

Unifi and Nilit Ltd., located in Israel, are partners in a 50/50 joint venture named U.N.F Industries Ltd (“UNF”). The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.

The Company holds a 34% ownership interest in a joint-venture named Parkdale America, LLC (“PAL”). The joint venture partner is Parkdale Mills, Inc. located in Gastonia, North Carolina. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. During the quarter ended September 25, 2005, the Company had equity in earnings relating to PAL of $2.1 million compared to $0.8 million for the prior year quarter. PAL paid to Unifi a $1.1 million distribution during the current quarter. See Note 18 “Commitments and Contingencies” for further discussion.

On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”). Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. YCFC’s facilities were already producing product at a steady state. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. During the current quarter the Company recognized equity losses of $0.1 million relating to YUFI which is currently reporting on a one month lag. In addition, the Company recognized an additional $0.5 million in operating expenses, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations, directly related to providing technological support in accordance with the JV Contract.

Condensed balance sheet and income statement information as of September 25, 2005, and for the quarter ended September 25, 2005, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

As of
September 25, 2005
Current assets	$147,655
Noncurrent assets	237,182
Current liabilities	82,032
Shareholders’ equity and capital accounts	283,975

For the Quarter Ended
September 25, 2005
Net sales	$126,990
Gross profit	13,178
Income from operations	7,588
Net income	5,412
12.	Consolidation and Cost Reduction Efforts

In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Final severance payments were completed as of the end of the current quarter.

In fiscal 2004, the Company recorded restructuring charges of $27.7 million, which consisted of $12.1 million of fixed asset write-downs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $7.8 million of employee severance for approximately 280 management and production level employees, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, NC and other restructuring costs of $2.1 million primarily related to the various plant closures. All payments, excluding the lease related costs which continue until May 2008, were completed as of the end of the current quarter.

On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its facility in Kinston, North Carolina, which had been acquired immediately prior to such time. During the second quarter of fiscal year 2005, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, the $10.9 million was not recorded as a restructuring expense in the Consolidated Statements of Operations. During the third quarter of fiscal year 2005, management completed the curtailment of both production lines as scheduled which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. During the current quarter, management determined that there were additional costs relating to the termination of two warehouse leases. The effect on the current quarter financial statements was an increase to the reserve of $0.3 million, an increase to deferred income taxes of $0.1 million and the recognition of an extraordinary loss of $0.2 million.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the three months ended September 25, 2005 (amounts in thousands):

	Balance at	Fiscal 2006	Fiscal 2006	Fiscal 2006	Balance at
	June 26, 2005	Charge	Adjustments	Amount Used	September 25, 2005
Accrued severance	$5,252	$87	$—	$2,052	$3,287

Accrued restructuring	5,053	259	49	535	4,826
13.	Impairment Charges

On August 29, 2005, the Company announced an initiative to improve the efficiency of its nylon business unit which included the closing of Plant one in Mayodan, North Carolina and moving its operations and offices to Plant three in nearby Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. In connection with this initiative, the Company determined to offer for sale a plant, a warehouse and a central distribution center, all of which are located in Mayodan, North Carolina. Pursuant to this determination, the Company received certified appraisals relating to the three properties and performed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company completed the impairment review on October 11, 2005. The Company evaluated the recoverability of these long-lived assets and determined that the carrying amount of one of the properties exceeded its fair value. Accordingly, during the first quarter of fiscal 2006, the Company recorded an impairment charge of $1.5 million, which includes $0.2 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs.

14.	Retirement Plan

The Company’s subsidiary in Ireland had a defined benefit plan (“the DB Plan”) that covered substantially all of its employees and was funded by both employer and employee contributions. The plan provided defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement.

On July 28, 2004, the Company announced the closure of its European manufacturing operations, and as a result, recorded a plan curtailment charge in fiscal 2005. The Company expects no further charges as a result of the closure. See Note 17 “Discontinued Operations” for further discussion of the closure.

The net periodic pension expense recognized in the first quarters of fiscal 2005 and 2004 was as follows (amounts in thousands):

	For the Quarter Ended	For the Quarter Ended
	September 25, 2005	September 26, 2004
Pension expense:
Service cost	$—	$245
Interest costs	612	490
Expected return on plan assets	(612)	(490)
Plan curtailment	—	9,073

Net periodic pension expense	$—	$9,318

15.	Alliance

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

Dupont’s subsidiary, Invista, Inc., held Dupont’s textiles and interiors assets and businesses which included the Alliance assets. Such assets and businesses were subsequently sold to subsidiaries of Koch Industries, Inc. (“Koch”). INVISTA S.a.r.l (“INVISTA”), a subsidiary of Koch, continued to operate the DuPont site through September 29, 2004.

Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester POY manufacturing assets from INVISTA.

During the quarter ended September 26, 2004, the Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $8.4 million.

16.	Long-Term Debt

The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.

As of September 25, 2005, the Company had no outstanding borrowings and had availability of approximately $58.0 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at September 25, 2005, was 6.8%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At September 25, 2005, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.

On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bear a coupon rate of 6.5% and mature on February 1, 2008. The estimated fair value of the notes, based on quoted market prices, at September 25, 2005, and June 26, 2005, was approximately $220.6 million and $210.0 million, respectively. The Company makes semi-annual interest payments of $8.1 million on the first business day of February and August.

As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, Unifi Kinston, LLC, a subsidiary of the Company, entered into a $24.4 million five-year Loan Agreement. The loan, called for interest only payments for the first two years, bore interest at 10% per annum and was payable in arrears each quarter commencing December 31, 2004 until paid in full. On July 25, 2005 the Company paid off the $24.4 million note payable including accrued interest associated with the acquisition of the Kinston POY manufacturing facility.

17.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices throughout Europe (the “European Division”). The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $37.0 million. As of June 26, 2005, the Company had received approximately $9.9 million in proceeds from the sales contracts. The Company received the remaining proceeds of $28.1 million during the first quarter of fiscal year 2006 which resulted in a net gain on the sale of the real property of approximately $4.6 million. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the European Division’s assets held for sale were separately stated in the Consolidated Balance Sheet for the prior year, and the discontinued operation’s operating results are separately stated in the Consolidated Statements of Operations for all periods presented. The assets held for sale were reported in the Company’s polyester segment.

The Company’s dyed facility in Manchester, England was closed in June 2004 and any remaining physical assets were abandoned in June 2005. In accordance with SFAS No. 144, the complete abandonment of the business which occurred in June 2005 required the Company to reclassify the operating results for this facility as discontinued operations for all periods presented. Accordingly, prior period results have been restated to reflect the abandonment.

Results of operations of the European Division and the dyed facility in England for the first quarter of fiscal 2006, and fiscal 2005 were as follows (amounts in thousands):

	September 25,	September 26,
	2005	2004
Net sales	$34	$11,811

Income (loss) from operations before income taxes	$2,781	$(2,587)
Restructuring charges	—	(18,794)

Gain (loss) from discontinued operations before income taxes	2,781	(21,381)
Income tax expense	—	13

Net income (loss) from discontinued operations, net of taxes	$2,781	$(21,394)

18.	Commitments and Contingencies

The Company maintains a 34% interest in PAL, a private company, which manufactures and sells open-end and air jet spun cotton. The Company accounts for its investment in PAL on the equity method of accounting and as of September 25, 2005, the Company’s carrying investment in PAL (including goodwill value) was $129.1 million. During the three months ended September 25, 2005, the Company had equity in earnings relating to PAL of $2.1 million.

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

The Company and Dupont entered into a manufacturing Alliance (the “Alliance”) in June 2000 to produce partially oriented polyester filament yarn. One of Dupont’s manufacturing facilities in the Alliance was located in Kinston, North Carolina (the “Kinston Site”) and was purchased by the Company on September 30, 2004. The land with the Kinston Site is leased pursuant to a 99 year ground lease (“Ground Lease”) with Dupont. Since 1993, Dupont has been investigating and cleaning up the Kinston Site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources

pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action Program requires Dupont to identify all potential areas of environmental concern (“AOCs”), assess the extent of contamination at the identified AOCs and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by Dupont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the AOCs previously addressed by Dupont. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”). Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. YCFC’s facilities were already producing product at a steady state. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. During the current quarter the Company recognized equity losses of $0.1 million relating to YUFI which is currently reporting on a one month lag. In addition, the Company recognized an additional $0.5 million in operating expenses, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations, directly related to providing technological support in accordance with the JV Contract.

19.	Subsequent Events

On September 28, 2005, the Company repatriated $15.0 million to the US from its wholly owned subsidiary in the Netherlands to take advantage of the repatriation provisions of the American Jobs Creation Act of 2004. On October 19, 2005, the Company’s Board of Directors and Chief Executive Officer approved a second repatriation plan for up to $10.0 million. The Company has not made any changes to its position on the reinvestment of other foreign earnings. For further information regarding the repatriation of funds under the Act, see Note 4 “Income Taxes.”

On October 12, 2005, the Company completed its final contribution of $15.0 million in cash to the newly formed joint venture, YUFI. See Note 18 “Commitments and Contingencies” for further discussion of this investment.

On October 20, 2005, the Company announced that its Board of Directors has directed management to explore strategic alternatives to improve shareholder value. The Board instructed management to study a broad array of alternatives that include growing the business by expanding within the textile industry, including into low-cost locations around the world, expanding in non-textile related businesses, the potential merger or sale of the Company, and the restructuring of the Company’s outstanding indebtedness, all in an effort to take advantage of the further consolidation and integration of the textile industry.

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
The Company conducts its business through three reporting segments, Polyester, Nylon and Sourcing, each of which operates on a global basis. The polyester segment primarily manufactures its products in Brazil, South America and the United States, which has the largest operations and number of locations. The Nylon segment consists of operations in the United States and Colombia, South America. The Sourcing segment operates out of Unifi’s corporate office in Greensboro, North Carolina and is in the process of being closed.
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
Hurricane Katrina hit the Louisiana coast in late August 2005. The impact to the oil refineries in the area created shortages of the supply of gasoline and as a result a shortage of paraxlyene because producers diverted production to xlyene to increase the supply of gasoline. As a result, while supplies are tight, paraxlyene continues to be available but at a much higher price. On September 2, 2005 the Company received a notice from the Company’s raw material supplier declaring force majure under the Company’s contract and that the Company’s price was increasing effective September 1. This increase, along with other energy costs, translated to an increased cost in the Company’s POY of approximately 14 cents per pound. Effective September 7, 2005, Unifi instituted an across the board increase of 14 cents per pound on polyester products to all customers. The Company believes that this increase covered the Company’s increase in raw material for September. Volumes declined in September 2005 as a result, and the Company cannot ascertain at this time how much of the volume decline is temporary and how much is permanent as some customers may look to other sources if the price does not decline in the next few months.
Hurricane Rita impacted the gulf coast around the third week of September 2005. Hurricane Rita shut down five of the six refineries in Texas that produce Monoethylene Glycol (“MEG”). The supplier to the Company’s Kinston operation was one of these refineries. Power was not restored to this facility until October 6, 2005 and it had some damage to its cooling tower and gauges. With five of the six facilities closed, the supply of MEG in the marketplace not only became tight, but unavailable at historical prices. At the time of Hurricane Rita, the Company had approximately 22 days of inventory of MEG. The Company is currently purchasing MEG on the spot market and trucking the MEG to Kinston versus the Company’s normal method of transportation which is by railroad. The Company expects its supplier to be producing MEG in the second fiscal quarter and resume delivery by rail shortly thereafter. If it becomes necessary the Company may temporarily shut down one line at Kinston sometime in early November. In this intervening period, the Company plans to build inventory to meet customers’ needs to avoid shortages.
Additionally, natural gas prices have also spiked recently. As a result, the Company announced a price increase to its dye house customers recently because of this dramatic increase in the cost of natural gas.
The Company has no way of knowing at this time how long the current situation will remain, or its impact on the Company’s customers. The Company is monitoring the situation closely, and doing all that the Company can to manage the costs of the Company’s raw materials and energy.

Results of Operations
Consolidated
The following table set forth the loss from continuing operations components for each of the Company’s business segments for the fiscal quarters ended September 25, 2005 and September 26, 2004. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior quarter (amounts in thousands, except percentages):

	For the Quarters Ended
	September 25, 2005		September 26, 2004
		% to Total		% to Total	% Inc.
Net sales
Polyester	$134,166	72.3	$122,230	68.1	9.8
Nylon	48,935	26.4	56,763	31.6	(13.8)
Sourcing	2,340	1.3	597	0.3	292.0

Total	$185,441	100.0	$179,590	100.0	3.3

		% to Sales		% to Sales
Gross profit
Polyester	$7,127	3.8	$8,555	4.8	(16.7)
Nylon	1,276	0.7	2,284	1.3	(44.1)
Sourcing	(881)	(0.5)	(103)	(0.1)	755.3

Total	7,522	4.0	10,736	6.0	(29.9)

Selling, general and administrative
Polyester	8,277	4.4	6,538	3.7	26.6
Nylon	2,210	1.2	2,773	1.5	(20.3)
Sourcing	494	0.3	194	0.1	154.6

Total	10,981	5.9	9,505	5.3	15.5

Restructuring charges (recovery)
Polyester	47	—	—	—	—
Nylon	(18)	—	—	—	—

Total	29	—	—	—	—

Write down of long-lived assets
Polyester	—	—	—	—	—
Nylon	1,500	0.8	—	—	—

Total	1,500	0.8	—	—	—

Other (income) expense, net	1,352	0.7	3,496	1.9	(61.3)

Loss from continuing operations before income taxes	(6,340)	(3.4)	(2,265)	(1.2)	179.9
Benefit for income taxes	(681)	(0.4)	(1,105)	(0.6)	(38.4)

Loss from continuing operations	(5,659)	(3.0)	(1,160)	(0.6)	387.8
Income (loss) from discontinued operations, net of tax	2,781	1.5	(21,395)	(11.9)	(113.0)
Extraordinary loss – net of tax of $0	(208)	(0.1)	—	—	—

Net loss	$(3,086)	(1.6)	$(22,555)	(12.5)	(86.3)

As reflected in the table above, the increase in consolidated net sales was primarily attributable to the polyester segment. Consolidated unit volume increased 4.1% for the current quarter while average net selling prices, based on product mix, decreased 0.1%. Refer to the discussion of segment operations under the captions Polyester, Nylon and Sourcing for a further analysis of the segments’ loss from continuing operating results.
Consolidated gross profit from continuing operations decreased $3.2 million to $7.5 million, for the current fiscal quarter. This decrease is primarily attributable to the reduction in the average selling price coupled with the loss of cost savings and other benefits from the alliance. The Company recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance in the prior year quarter of $8.4 million.
Consolidated selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased over the prior year primarily as a result of increased legal and audit related professional fees of approximately $0.6 million, closure related expenses of approximately $0.3 million related to exiting the Sourcing business, and a devaluation of the US dollar in Brazil which increased our Brazil subsidiary’s SG&A expenses by approximately $0.3 million.
As a result of management’s decision to consolidate the Nylon segments operations, the Company was required to record an impairment charge of $1.5 million in the current fiscal quarter.
Other (income) expense, net includes equity in earnings of unconsolidated affiliates, interest expense, interest income, bad debt expense and minority interest income. The improvement in the current quarter is primarily attributable to increased interest income of approximately $0.9 million earned by a subsidiary in Brazil and a $0.7 million net improvement in equity earnings of unconsolidated affiliates.
The loss from continuing operations before income taxes was higher in the current quarter as compared to the prior year first quarter primarily due to the $1.5 million impairment charge, inventory and other write-offs associated with the decision to exit the Sourcing business and higher SG&A expenses.
The effective income tax rate for the first quarter of fiscal 2006 was 10.7% as compared to 48.8% in the prior year period. The lower rate in the current quarter is primarily due to recording income tax expense associated with a plan to repatriate foreign earnings, increasing the valuation allowance for state tax credits and recording foreign income tax expense on currency related transactions.
Income (loss) from discontinued operations, net of tax improved significantly due to the sale of the real property in Ireland which resulted in a net gain of approximately $4.6 million. The prior year quarter loss included significant restructuring charges which were a direct result of management’s decision to close the operations during the fiscal quarter.
Extraordinary loss – net of taxes of $0 is the final adjustment to the restructuring reserves that relate to the acquisition of the Kinston manufacturing operation which was acquired at the beginning of the prior year second fiscal quarter.

Polyester Segment
For the first quarter of fiscal year 2006, net sales and unit volumes increased 9.8% and 8.2%, respectively over the first quarter of fiscal year 2005. For the current quarter, the Company’s domestic net sales increased 15.1% while unit volumes increased 9.4%. Offsetting these increases, foreign polyester unit volume decreased 15.8% as compared to the previous year’s first quarter. The overall increase was due mainly to the acquisition of the Kinston, North Carolina POY manufacturing facility on September 30, 2004 and increased sales prices that were realized in the current quarter of the fiscal year.
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
Sales and volume data for the polyester segment is not comparable with prior year quarter due to the acquisition of the Kinston facility. Included in net sales for the polyester segment for the fiscal 2006 first quarter were external sales of $33.5 million from the Kinston facility which was acquired effective September 30, 2004 and produces POY. The percentage related to the dollar sales under the column “Polyester Segment without Kinston Acquisition” below is a non-GAAP financial measure used by management in operating the business which management believes provides investors with a more accurate picture of the trends relating to price and volume of the processed polyester yarn manufactured and sold by the Company. The Kinston POY sales represent sales of a relatively high volume and lower priced commodity used in the production of processed polyester yarn. The table below displays a percentage comparison of the polyester segment sales and volume data to the corresponding prior year period.

	For the Quarter Ended
	September 25, 2005
	Polyester Segment with	Polyester Segment without
	Kinston Acquisition	Kinston Acquisition
Net sales	9.8%	(17.6)%

Unit volume	8.2%	(29.5)%

Average selling price	1.6%	18.2%
Sales in local currency for the Brazilian operation decreased 31.8% for the quarter due to decreases in average selling prices of 14.9% and unit volumes of 19.1%. These decreases are primarily attributable to the soft market conditions in Brazil. The movement in currency exchange rates from the prior year to the current year positively impacted the current quarter sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate U.S. dollar net sales for the current quarter was $4.8 million more than what sales would have been using prior year currency rates.
Gross profit for the polyester segment decreased $1.4 million to $7.1 million in the quarter ended September 25, 2005. Gross profit decreased for the quarter primarily due to the decrease in dollar sales and unit volumes in Brazil. The INVISTA alliance accounted for a $0 benefit for the first quarter of fiscal year 2006 compared to a $8.4 million benefit for the first quarter of fiscal year 2005.
SG&A expenses were allocated, based on various cost drivers, to the polyester segment for the first quarter of fiscal year 2006 in the amount of $8.3 million compared to the prior year amount of $6.5 million and, as a percentage of polyester net sales, represented 6.2% and 5.3% for the first quarters of fiscal years 2006 and 2005, respectively. The increase over the prior year quarter is due to a higher percentage for the polyester segment as a result of the additional business from the Kinston manufacturing facility.
Nylon Segment
Net sales for the nylon segment decreased 13.8% for the quarter compared with the previous year’s quarter. Nylon segment volumes decreased 21.6% for the first quarter fiscal 2006 compared to the prior year September quarter. Average selling prices increased 7.8% for the first quarter fiscal 2006 relative to the first quarter fiscal 2005 primarily due to a greater percentage of higher priced products being sold in the first quarter fiscal 2006 compared to first quarter fiscal 2005.
Gross profit for the nylon segment decreased $1.0 million to $1.3 million in the quarter. The decrease in gross profit is attributable to lower overall volumes and lower sales prices. With lower volumes and net sales, converting cost associated with the change in the product mix associated with the Sara Lee Banded Apparel Agreement were higher as a result.
SG&A expenses allocated to the nylon segment for the first quarter of fiscal year 2006 decreased to $2.2 million from $2.8 million for the first quarter of fiscal year 2005. As a percentage of nylon net sales, SG&A expenses represented 4.5% and 4.9% for the first quarters of fiscal years 2006 and 2005, respectively. The decline over the prior year first quarter is attributable to a lower percentage allocated to the nylon segment due to the additional polyester volume from the additional business from the Kinston manufacturing operation.
During the first quarter of fiscal 2006 management decided to consolidate the domestic nylon operations to improve overall operating efficiencies. This initiative includes closing Plant one in Mayodan, North Carolina and moving its operations and offices to Plant three in Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. As a part of the consolidation plan, three nylon facilities will be vacated and held for sale later in fiscal year 2006. The Company has received certified appraisals on the three properties, and after reviewing the reports, determined that one of the facilities carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million, which includes $200,000 of estimated selling costs that will be paid from the proceeds of the sale of such impaired property.
Sourcing Segment
Net sales for the quarter ended September 25, 2005 were $2.3 million which after direct expenses resulted in a negative gross margin of $0.9 million. SG&A expenses are all directly related to the segment and are not derived from any Company allocated expenses. The decision to exit the sourcing business resulted in a write-off of approximately $1.1 million during the current quarter. Management expects to complete the closing process no later than the end of the third quarter fiscal 2006.

Corporate
Interest expense increased $0.1 million to $4.8 million in the current quarter. The weighted average interest rate on outstanding debt was 6.5% at September 25, 2005 and 6.5% at September 26, 2004.
Other income and expense for the current and prior year quarters includes charges of $0.5 million and $0.8 million, respectively, for the provision for bad debts. Other income and expense was negatively affected during the current year due to the asset impairment of $1.5 million and the provision for bad debts.
Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC (“PAL”), Unifi-Sans Technical Fibers, LLC, Yihua Unifi Fibre Company Limited (“YUFI”) and U.N.F. Industries Ltd amounted to $1.8 million in the first quarter of fiscal year 2006 compared with net earnings of $1.2 million for the corresponding prior year quarter. Additional details regarding the Company’s investments in unconsolidated equity affiliates follows.
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
Unifi and Nilit Ltd., located in Israel, are partners in a 50/50 joint venture named U.N.F Industries, Ltd. (“UNF”). The joint venture produces nylon POY at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.
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
On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”). Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. YCFC’s facilities were already producing product in steady state. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. During the current quarter the Company recognized equity losses of $0.1 million relating to YUFI which is currently reporting on a one month lag. In addition, the Company recognized an additional $0.5 million in operating expenses, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations, directly related to providing technological support in accordance with the JV Contract.
Condensed balance sheet and income statement information as of September 25, 2005, and for the quarter ended September 25, 2005, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

As of
September 25, 2005
Current assets	$147,655
Noncurrent assets	237,182
Current liabilities	82,032
Shareholders’ equity and capital accounts	283,975

For the Quarter Ended
September 25, 2005
Net sales	$126,990
Gross profit	13,178
Income from operations	7,588
Net income	5,412
Minority interest income was $0 in the first quarter fiscal 2006 compared to $0.2 million in the prior year first quarter. The minority interest income recorded in the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2005 primarily relates to the minority owner’s share (14.6%) of the earnings of Unifi Textured Polyester, LLC (“UTP”). In April 2005 the Company acquired International Textile Group, LLC’s (formerly Burlington Industries Inc.) entire ownership interest for $0.9 million in cash.
The Company has undertaken various consolidation and cost reduction efforts. In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Final severance payments were completed as of the end of the current quarter.
In fiscal 2004, the Company recorded a restructuring charge of $27.7 million which consisted of $7.8 million of employee severance costs for approximately 280 employees, $12.1 million of fixed asset write-offs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina and $2.1 million of other consolidation related costs. All payments, excluding the lease related payments which continue until May 2008, were completed as of the end of the current quarter.
On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its facility in Kinston, North Carolina, which had been acquired immediately prior to such time. During the second quarter of fiscal year 2005, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, the $10.9 million was not recorded as a restructuring expense in the Consolidated Statements of Operations. During the third quarter of fiscal year 2005, management completed the curtailment of both production lines as scheduled which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. During the first quarter fiscal 2006, management determined that there were additional costs relating to the termination of two warehouse leases. The effect on the quarter ended September 25, 2005 financial statements was an increase to the reserve of $0.3 million, an increase to deferred income taxes of $0.1 million and the recognition of an extraordinary loss of $0.2 million.
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the three months ended September 25, 2005 (amounts in thousands):

	Balance at	Fiscal 2006	Fiscal 2006	Fiscal 2006	Balance at
	June 26, 2005	Charge	Adjustments	Amount Used	September 25, 2005
Accrued severance	$5,252	$87	$—	$2,052	$3,287

Accrued restructuring	5,053	259	49	535	4,826
The Company implemented statement of SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) effective June 27, 2005. SFAS No. 123R supersedes APB No. 25 which allowed companies to use the intrinsic method of valuing share-based payment transactions. The Company used the Modified – Prospective Transition Method in which compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The effect of the change from applying the original provisions of SFAS No. 123 on income from continuing operations before income taxes, income from continuing operations and net income for the quarter ended September 25, 2005 was $0.1 million, $0.1 million and $0.1 million, respectively. There was no change from applying the original provisions of SFAS No. 123 on cash flow from continuing operations, cash flow from financing activities, and basic and diluted earnings per share. On April 20, 2005, the Unifi, Inc. Compensation Committee vested 287,950 stock options granted prior to June 26, 2005 with an exercise price above $2.89, the fair market value of Unifi, Inc. common stock on April 20, 2005. The options were vested to minimize reporting requirements and cost associated with the implementation of SFAS No. 123R. The Company used the same valuation methodologies and assumptions to implement SFAS No. 123R compared to SFAS No. 123. As of September 25, 2005 total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 1999 Long-Term Incentive Plan was $0.5 million. The cost is estimated to be recognized over a period of 1.2 years.
The Company’s income tax benefit from continuing operations for the quarter ended September 25, 2005 equated to an effective tax rate of 10.7% compared to the quarter ended September 26, 2004 which equated to an effective tax rate of 48.8%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the current quarter ended September 25, 2005 was due to an increase in the valuation allowance for state tax credits, an accrual related to management’s plan to repatriate approximately $6.0 million from controlled foreign corporations under the provisions of the American Jobs Act of 2004 (the “Act”), and an accrual for foreign income tax on currency related transactions. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the quarter ended September 26, 2004 was due to the utilization of state tax losses and income from certain foreign operations being taxed at a lower effective tax rate.
On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices throughout Europe (the “European Division”). The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $37.0 million. As of June 26, 2005, the Company had received approximately $9.9 million in proceeds from the sales. The Company received the remaining proceeds of $28.1 million during the first quarter of fiscal year 2006 which resulted in a net gain on the sale of the real property of approximately $4.6 million. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the European Division’s assets held for sale were separately stated in the Consolidated Balance Sheet for the prior year, and the discontinued operation’s operating results are separately stated in the Consolidated Statements of Operations for all periods presented. The assets held for sale were reported in the Company’s polyester segment.
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
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros related to a contract to sell its European facility in Ireland. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure the financial institution’s maximum exposure on the hedge contract. On July 1, 2005 the sale of the European facility was completed and as a result the foreign exchange contract was closed on July 15, 2005 resulting in a realized currency gain of $1.7 million and the release of the $2.8 million security deposit. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is January 2006.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 25,	June 26,
	2005	2005
Foreign currency purchase contracts:
Notional amount	$320	$168
Fair value	347	159

Net (gain) loss	$(27)	$9

Foreign currency sales contracts:
Notional amount	$2,204	$24,414
Fair value	2,138	22,687

Net loss	$(66)	$(1,727)

For the quarters ended September 25, 2005 and September 26, 2004, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.1 million for both current and prior year quarters.
Liquidity and Capital Resources
Cash provided by continuing operations was $1.6 million for the three months ended September 25, 2005, compared to cash provided by continuing operations of $3.0 million for the corresponding period of the prior year. The primary sources of cash from continuing operations were derived from non-cash charges of depreciation and amortization aggregating $12.7 million, accounts receivable of $8.6 million, impairment charges of $1.5 million, prepaid expenses of $1.4 million, income taxes of $1.3 million and other assets of $1.2 million. Offsetting these sources of cash from continuing operations were accounts payable and accruals of $15.1 million, a net loss of $5.6 million, inventories of $2.0 million, deferred income taxes of $1.7 million and earnings of equity affiliates, net of distributions of $0.7 million. All working capital changes have been adjusted to exclude currency translation effects.
The Company ended the current quarter with working capital of $219.5 million, which included cash and cash equivalents of $90.7 million as compared to working capital of $203.7 million, which included cash and cash equivalents of $45.7 million at September 26, 2004. The current ratio increased from 2.6 as of September 26, 2004 to 3.0 as of September 25, 2005.
The Company utilized $14.2 million for net investing activities and $23.9 million in net financing activities during the current quarter. The primary cash expenditures during this period included $24.4 million for payment of long-term debt, $15.3 million in investment in YUFI and $4.0 million for capital expenditures offset by decreases in restricted cash of $2.7 million, and proceeds from the sale of capital assets of $2.2 million.
As of September 25, 2005 the Company is not committed for any significant capital expenditures, but expects to spend approximately $10.0 to $15.0 million for capital expenditures during fiscal year 2006.

The Company periodically evaluates the carrying value of its polyester and nylon operations long-lived assets, including property, plant and equipment and intangibles, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. In addition, as a result of the recent increases in price and availability of certain raw materials, the Company determined that it was appropriate to evaluate the domestic polyester division, domestic nylon division and foreign polyester division to determine if the carrying value of the assets may not be recoverable. The test results were finalized during the current quarter and it was determined that the carrying value of such assets were recoverable through expected future cash flows. The impairment charge of $1.5 million that was recorded during the current fiscal year did not relate to the Company’s ongoing operations, but was attributable to a plant that will be held for sale.
The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.
As of September 25, 2005, the Company had no outstanding borrowings and had availability of approximately $58.0 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at September 25, 2005, was 6.8%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.
The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At September 25, 2005, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.
On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bear a coupon rate of 6.5% and mature on February 1, 2008. The estimated fair value of the notes, based on quoted market prices, at September 25, 2005, and June 26, 2005, was approximately $220.6 million and $210.0 million, respectively. The Company makes semi-annual interest payments of $8.1 million on the first business day of February and August.
As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, Unifi Kinston, LLC, a subsidiary of the Company, entered into a $24.4 million five-year Loan Agreement. The loan, called for interest only payments for the first two years, bore interest at 10% per annum and was payable in arrears each quarter commencing December 31, 2004 until paid in full. On July 25, 2005 the Company paid off the $24.4 million note payable to INVISTA including accrued interest associated with the acquisition of the Kinston POY manufacturing facility.
The Company and Dupont entered into a manufacturing Alliance (the “Alliance”) in June 2000 to produce partially oriented polyester filament yarn. One of Dupont’s manufacturing facilities in the Alliance was located in Kinston, North Carolina (the “Kinston Site”) and was purchased by the Company on September 30, 2004. The land associated with this site (the “Kinston Site”) is leased pursuant to a 99 year ground lease (“Ground Lease”) with Dupont. Since 1993, Dupont has been investigating and cleaning up the Kinston Site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action Program requires Dupont to identify all potential areas of environmental concern (“AOCs”), assess the extent of contamination at the identified AOCs and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by Dupont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the AOCs previously addressed by Dupont. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.
On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On or about June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), which provided several closing conditions, including Governmental and Regulatory approval of the transaction. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed its initial capital contribution of $15.0 million in cash to YUFI. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture.
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
The World Trade Organization, as part of a staged quota removal, has eliminated all remaining textile and apparel quotas effective January 1, 2005 and the U.S. and the European Union have subsequently called for safe-guard provisions against China which would cause uncertainty in the Company’s global markets. Recent media coverage regarding the growth of imports from China has impaired the outlook for the textile industries in the U.S. The Company, through strategic initiatives, plans to participate in the growing China markets through its investment in YUFI. In addition, the Company will focus on marketing and sales opportunities to increase its share of business in the Caribbean Basin Initiative and Andean regions which are continuing to be steady in their supply to the U.S.

On October 20, 2005 the Company announced that its Board of Directors has directed management to explore strategic alternatives to improve shareholder value. The Board instructed management to study a broad array of alternatives that include growing the business by expanding within the textile industry, including into low-cost locations around the world, expanding in non-textile related businesses, the potential merger or sale of the Company, and the restructuring of the Company’s outstanding indebtedness, all in an effort to take advantage of the further consolidation and integration of the textile industry.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative discussion about market risk relating to the Company’s forward currency contracts and currency exchange rate risk.
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
     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2005.
     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
See Note 18 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, for a discussion of material developments during the first quarter of fiscal 2006 related to the Company’s legal proceeding involving PAL.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c)

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
06/27/05 – 07/26/05	—	—	—	6,807,241

07/27/05 – 08/26/05	—	—	—	6,807,241

08/27/05 – 09/25/05	—	—	—	6,807,241

Total	—	—	—

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

UNIFI, INC.

Date: November 3, 2005	/s/ WILLIAM M. LOWE, JR.

William M. Lowe, Jr.
Vice President, Chief Operating Officer and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)