Form 10-Q
period 2005-12-25
UNIFI INC
filed 2006-02-03
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2005
OR
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of January 31, 2006 was 52,195,434.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended December 25, 2005
INDEX

		Page
Part I	Item 1. Financial Statements:
Financial	Condensed Consolidated Balance Sheets at December 25, 2005 and June 26, 2005	3
Information

	Condensed Consolidated Statements of Operations For the quarters and six-months ended December 25, 2005 And December 26, 2004	4

	Condensed Consolidated Statements of Cash Flows for the six-months ended December 25, 2005 and December 26, 2004	5

	Notes to Condensed Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

	Item 4. Controls and Procedures	36

Part II
Other	Item 1. Legal Proceedings	37
Information

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 4. Submission of Matters to a Vote of Security Holders	38

	Item 6. Exhibits	38

Part. I Financial Information
Item 1. Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets

	December 25,	June 26,
	2005	2005
	(Unaudited)	(Note)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$85,019	$105,621
Receivables, net	94,075	106,437
Inventories	109,572	110,827
Deferred income taxes	11,711	14,578
Assets held for sale	—	10,694
Restricted cash	—	2,766
Other current assets	11,335	15,590

Total current assets	311,712	366,513

Property, plant and equipment	1,057,672	1,056,563
Less accumulated depreciation	(776,764)	(754,989)

	280,908	301,574
Investments in unconsolidated affiliates	192,090	160,675
Other noncurrent assets	15,731	16,613

Total assets	$800,441	$845,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,197	$62,666
Accrued expenses	31,103	45,618
Income taxes payable	2,054	2,292
Current maturities of long-term debt and other current liabilities	8,929	35,339

Total current liabilities	105,283	145,915

Long-term debt and other liabilities	260,738	259,790
Deferred income taxes	49,539	55,913
Minority interest	—	182
Commitments and contingencies
Shareholders’ equity:
Common stock	5,213	5,215
Capital in excess of par value	374	208
Retained earnings	389,594	396,448
Unearned compensation	—	(128)
Accumulated other comprehensive loss	(10,300)	(18,168)

	384,881	383,575

Total liabilities and shareholders’ equity	$800,441	$845,375

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Six-Months Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net sales	$192,300	$208,412	$377,741	$388,002
Cost of sales	183,207	198,669	361,126	367,523
Selling, general & administrative expenses	10,694	10,009	21,675	19,514
Provision for bad debts	604	3,828	1,131	4,648
Interest expense	4,659	5,293	9,436	9,958
Interest income	(1,144)	(467)	(2,421)	(840)
Other (income) expense, net	(724)	(127)	(1,575)	(401)
Equity in earnings of unconsolidated affiliates	(18)	(712)	(1,842)	(1,866)
Minority interest income	—	(309)	—	(497)
Restructuring charges	—	—	29	—
Write down of long-lived assets	—	—	1,500	—

Loss from continuing operations before income taxes and extraordinary item	(4,978)	(7,772)	(11,318)	(10,037)
Benefit for income taxes	(1,272)	(2,710)	(1,953)	(3,815)

Loss from continuing operations before extraordinary item	(3,706)	(5,062)	(9,365)	(6,222)
Income (loss) from discontinued operations – net of tax	(270)	(2,684)	2,511	(24,079)
Extraordinary gain – net of taxes of $0	208	—	—	—

Net loss	$(3,768)	$(7,746)	$(6,854)	$(30,301)

Earnings (losses) per common share (basic and diluted):
Net loss — continuing operations	$(.07)	$(.10)	$(.18)	$(.12)
Net income (loss) – discontinued operations	—	(.05)	.05	(.46)
Extraordinary gain (loss)	—	—	—	—

Net loss – basic and diluted	$(.07)	$(.15)	$(.13)	$(.58)

Weighted average outstanding shares of common stock (basic and diluted)	52,127	52,095	52,127	52,086
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six-Months Ended
	December 25,	December 26,
	2005	2004
	(Amounts in thousands)
Cash and cash equivalents at the beginning of year	$105,621	$65,221
Operating activities:
Net loss from continuing operations	(9,365)	(6,222)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Net income of unconsolidated equity affiliates, net of distributions	288	496
Depreciation	24,688	25,118
Amortization	642	628
Net gain on asset sales	(365)	(586)
Non-cash portion of restructuring charges	29	—
Non-cash writedown of long-lived assets	1,500	—
Deferred income tax	(3,255)	(8,835)
Provision for bad debt and quality claims	1,131	4,648
Other noncurrent assets	—	4,109
Other	(32)	(239)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	331	(12,678)

Net cash provided by continuing operating activities	15,592	6,439

Investing activities:
Capital expenditures	(7,614)	(3,642)
Investment in equity affiliates	(30,388)	(444)
Investment in foreign restricted assets	158	(262)
Collection of notes receivable	236	204
Decrease in restricted cash	2,766	—
Proceeds from sale of capital assets	2,376	621
Return of capital from equity affiliates	—	6,138
Increase in notes receivable	—	(139)
Other	(28)	(456)

Net cash (used in) provided by investing activities	(32,494)	2,020

Financing activities:
Payment of long-term debt	(24,407)	—
Common stock issued upon exercise of options	—	104
Other	40	(70)

Net cash (used in) provided by financing activities	(24,367)	34

Discontinued operations and net changes in assets held for sale	20,544	(22,566)

Effect of exchange rate changes on cash and cash equivalents	123	1,803

Net decrease in cash and cash equivalents	(20,602)	(12,270)

Cash and cash equivalents at end of period	$85,019	$52,951

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The balance sheet at June 26, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Except as noted with respect to the balance sheet at June 26, 2005, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 25, 2005, and the results of operations and Condensed Consolidated Statements of Cash Flows for the periods ended December 25, 2005 and December 26, 2004. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 26, 2005. Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 38 to 43 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2005. These policies have not materially changed from the disclosure in that report.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	December 25,	June 26,
	2005	2005
Raw materials and supplies	$46,613	$47,441
Work in process	8,798	8,497
Finished goods	54,161	54,889

	$109,572	$110,827

3.	Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	December 25,	June 26,
	2005	2005
Payroll and fringe benefits	$8,406	$14,790
Severance	1,343	5,252
Interest	6,665	7,325
Pension	2,288	6,141
Utilities	3,220	3,085
Property taxes	3,504	2,124
Other	5,677	6,901

	$31,103	$45,618

4.	Income Taxes

The Company’s income tax benefit from continuing operations for the quarter ended December 25, 2005 equated to an effective tax rate of 25.6% compared to the quarter ended December 26, 2004 which equated to an effective tax rate of 34.9%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the quarter ended December 25, 2005 was due to an increase in the valuation allowance for state tax credits and income from certain foreign operations being taxed at a lower effective tax rate. The Company’s income tax benefit from continuing operations for the year-to-date period ended December 25, 2005 equated to an effective tax rate of 17.3% compared to the year-to-date period ended December 26, 2004 which equated to an effective tax rate of 38.0%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the year-to-date period ended December 25, 2005 was due to an increase in the valuation allowance for state tax credits, an accrual related to a portion of the second repatriation plan under the provisions of the American Jobs Act of 2004 (the “Tax Act”), and an accrual for foreign income tax on currency related transactions.

The Tax Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Tax Act, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission (the “SEC”) on or before June 30, 2003. On September 28, 2005, the Company completed its initial repatriation plan by repatriating $15.0 million from one of its controlled foreign corporations. On October 19, 2005, Unifi’s Board of Directors and Chief Executive Officer approved a second repatriation plan for up to $10.0 million. During the quarter ended December 25, 2005, the Company repatriated $6.0 million under the second repatriation plan. The Company has not made any changes to its position on the reinvestment of other foreign earnings.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against its deferred tax assets relating to North Carolina income tax credits. The valuation allowance increased $0.1 million and $0.2 million in the quarters ended December 25, 2005 and December 26, 2004, respectively. The valuation allowance increased $0.4 million and $0.2 million in the year-to-date periods ended December 25, 2005 and December 26, 2004, respectively. The increases in the valuation allowance are due to lower estimates of future state taxable income.

The amount of tax expense included in discontinued operations net of taxes is as follows (amounts in thousands):

	For the Quarters Ended		For the Six-Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
Tax expense-discontinued operations	$—	$13	$—	$17
5.	Comprehensive Income (Loss)

Comprehensive loss amounted to $7.1 million for the second quarter of fiscal 2006 and comprehensive income was $1.0 million for the year-to-date period, compared to comprehensive losses of $1.5 million and $19.0 million for the second quarter and year-to-date periods of fiscal 2005, respectively. Comprehensive income (loss) is comprised of net losses of $3.8 million and $6.8 million for the second quarter and year-to-date periods of fiscal 2006, respectively; and foreign translation adjustments of $(3.4) million and $7.9 million for the second quarter and year-to-date periods of fiscal 2006, respectively. Comparatively, comprehensive losses for the corresponding periods in the prior year were derived from net losses of $7.7 million and $30.3 million, and foreign translation adjustments of $6.3 million and $11.3 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.
6.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) which clarifies, that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. In the first quarter fiscal 2006, the Company completed its evaluation of the provisions of SFAS No. 151 and determined that its adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB finalized SFAS No. 123(R) “Shared-Based Payment” (“SFAS No. 123R”) which, after the SEC amended the compliance dates on April 15, 2005, is effective for the Company’s current fiscal year. The new standard requires the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of share-based payments for public companies. See Note 8 “Stock-Based Compensation” for further discussion of the impact of SFAS No. 123R on the Company.

7.	Segment Disclosures

The following is the Company’s selected segment information for the quarter and six-month periods ended December 25, 2005 and December 26, 2004 (amounts in thousands):

	Polyester	Nylon	Sourcing	Total
Quarter ended December 25, 2005:
Net sales to external customers	$146,789	$44,328	$1,183	$192,300
Intersegment net sales	1,076	1,227	—	2,303
Segment operating loss	(280)	(812)	(509)	(1,601)
Depreciation and amortization	7,625	3,723	—	11,348
Total assets	377,751	134,900	1,975	514,626

Quarter ended December 26, 2004:
Net sales to external customers	$156,291	$50,396	$1,725	$208,412
Intersegment net sales	1,933	1,418	—	3,351
Segment operating income (loss)	4,811	(4,871)	(206)	(266)
Depreciation and amortization	7,701	3,730	—	11,431
Total assets	478,134	177,741	2,150	658,025

	For the Quarters Ended
	December 25,	December 26,
	2005	2004
Reconciliation of segment operating loss to net loss from continuing operations before income taxes and extraordinary item:
Reportable segments operating loss	$(1,601)	$(266)
Provision for bad debts	604	3,828
Interest expense, net	3,515	4,826
Other (income) expense, net	(724)	(127)
Equity in earnings of unconsolidated affiliates	(18)	(712)
Minority interest income	—	(309)

Loss from continuing operations before income taxes and extraordinary item	$(4,978)	$(7,772)

	Polyester	Nylon	Sourcing	Total
Six-Months ended December 25, 2005:
Net sales to external customers	$280,957	$93,262	$3,522	$377,741
Intersegment net sales	2,756	2,406	—	5,162
Segment operating loss	(1,475)	(3,229)	(1,885)	(6,589)
Depreciation and amortization	15,349	7,427	—	22,776

Six-Months ended December 26, 2004:
Net sales to external customers	$278,521	$107,159	$2,322	$388,002
Intersegment net sales	2,843	2,858	—	5,701
Segment operating income (loss)	6,830	(5,361)	(504)	965
Depreciation and amortization	15,676	7,445	—	23,121

	For the Six-Months Ended
	December 25,	December 26,
	2005	2004
Reconciliation of segment operating income (loss) to net loss from continuing operations before income taxes and extraordinary item:
Reportable segments operating income (loss)	$(6,589)	$965
Provision for bad debts	1,131	4,648
Interest expense, net	7,015	9,118
Other (income) expense, net	(1,575)	(401)
Equity in earnings of unconsolidated affiliates	(1,842)	(1,866)
Minority interest income	—	(497)

Loss from continuing operations before income taxes and extraordinary item	$(11,318)	$(10,037)

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

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, and certain unallocated selling, general and administrative expenses.

Fiber costs of the Company’s domestic operating divisions are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (“LIFO”) method, an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating income (loss) excluded the provision for bad debts of $0.6 million and $3.8 million for the current and prior year second quarters, compared to $1.1 million and $4.6 million for the fiscal 2006 and 2005 year-to-date periods, respectively.

The total assets for the polyester segment decreased from $431.5 million at June 26, 2005 to $377.8 million at December 25, 2005 due primarily to decreases in cash, accounts receivable, assets held for sale, fixed assets, other current assets and deferred taxes of $30.2 million, $11.3 million, $10.7 million, $9.7 million, $1.3 million and $0.8 million, respectively. These decreases were offset by increases in inventories and other long-term assets of $7.8 million and $2.5 million, respectively. The total assets for the nylon segment decreased from $157.4 million at June 26, 2005 to $134.9 million at December 25, 2005 due primarily to decreases in fixed assets, inventories, accounts receivable, cash, and other long-term assets of $9.6 million, $7.8 million, $5.4 million, $1.3 million and $0.1 million, respectively. These decreases were offset by increases in deferred income taxes and other current assets of $1.6 million and $0.1 million, respectively.

8.	Stock-Based Compensation

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

The Company currently has only one share-based compensation plan which had unvested stock options as of December 25, 2005. The compensation cost that was charged against income for this plan was $0.1 million and $0 for the quarters ended December 25, 2005 and December 26, 2004, respectively and $0.3 million and $0 for the six-month periods ended December 25, 2005 and December 26, 2004, respectively. The total income tax benefit recognized for share-based compensation in the Condensed Consolidated Statements of Operations was not material for the second quarter or year-to-date periods ended December 25, 2005 and December 26, 2004.
During the first half of fiscal 2005, the Board authorized the issuance of approximately 2.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options vest in three equal installments the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.
On April 20, 2005, the Board of Director’s approved a resolution to vest all stock options, in which the exercise price exceeds the closing price of the stock on April 20, 2005, granted prior to June 26, 2005. The Board decided to fully vest these specific underwater options, as there is no perceived value in these options to the employee, little retention ramifications, and to minimize the expense to the Company’s consolidated financial statements upon adoption of SFAS No. 123R. No other modifications were made to the stock option plan except for the accelerated vesting. This acceleration of the original vesting schedules affected 0.3 million unvested stock options.
Net income (loss) on a pro forma basis assuming the fair value recognition provisions of SFAS No. 123 had been applied to periods ending prior to June 27, 2005 would have been as follows (amounts in thousands, except per share data):

	For the Quarter Ended	For Six-Months Ended
	December 26, 2004	December 26, 2004
Net loss as reported	$(7,746)	$(30,301)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(419)	(1,780)

Pro forma net loss	$(8,165)	$(32,081)

Earnings (losses) per share:
Basic and diluted – as reported	$(.15)	$(.58)
Basic and diluted – pro forma	(.16)	(.62)
SFAS No. 123R requires the Company to record compensation expense for stock options using the fair value method. The Company decided to adopt SFAS No. 123R using the Modified – Prospective Transition Method in which compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The effect of the change from applying the intrinsic method of accounting for stock options under APB 25, previously permitted by SFAS No. 123 as an alternative to the fair value recognition method, to the fair value recognition provisions of SFAS No. 123 on income from continuing operations before income taxes, income from continuing operations and net income for the year-to-date period ended December 25, 2005 was $0.3 million, $0.3 million and $0.3 million, respectively. There was no change from applying the original provisions of SFAS No. 123 on cash flow from continuing operations, cash flow from financing activities, and basic and diluted earnings per share.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model.
No options were granted in the six-month period ended December 25, 2005. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
On October 21, 1999, the shareholders of the Company approved the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.
Stock options granted under the plan have vesting periods of three to five years based on continuous service by the employee. All stock options have a 10 year contractual term. In the six-month period ended December 25, 2005, no incentive stock options were granted under the 1999 Long-Term Incentive Plan. In addition to the 3,757,209 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 72,500 common shares reserved and previous NQSO plans with 296,667 common shares reserved at December 25, 2005. No additional options will be issued under any previous ISO or NQSO plan. The stock option activity for the six-month period ended December 25, 2005 was as follows:

	ISO		NQSO
	Options	Weighted	Options	Weighted
	Outstanding	Avg.$/Share	Outstanding	Avg. $/Share
Year-to-date Fiscal 2006:
Shares under option — beginning of year	4,273,003	$6.41	341,667	$23.72
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(401,631)	9.74	(45,000)	29.13
Forfeited	(41,663)	2.76	—	—

Shares under option — December 25, 2005	3,829,709	6.10	296,667	22.90

     The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options as of December 25, 2005:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price
$2.76 – $3.78	1,880,002	$2.78	8.1	1,290,060	$2.79
5.29 – 7.64	1,039,949	7.29	5.7	1,039,949	7.29
8.10 – 11.99	634,632	10.56	4.3	634,632	10.56
12.53 – 16.31	357,626	14.21	3.3	357,626	14.21
18.75 – 31.00	214,167	25.97	1.3	214,167	25.97

The following table sets forth certain required stock option information for the ISO and NQSO plans as of December 25, 2005:

	ISO	NQSO
Exercisable shares under option — end of quarter	3,239,767	296,667
Option price range	$2.76 – $25.38	$16.31 - $31.00
Weighted average exercise price for options exercisable	$6.71	$22.90
Weighted average remaining life of shares under option	6.5	1.8
Weighted average fair value of options granted	N/A	N/A
Aggregate intrinsic value	$418,602	$—
Number of shares under option expected to vest	3,810,735	296,667

Weighted average price of shares under option expected to vest	$6.12	$22.90
Weighted average remaining life of shares under option expected to vest	6.4	1.8
Intrinsic value of shares under option expected to vest	$402,736	$—
The Company has a policy of issuing new shares to satisfy share option exercises. The Company has elected an accounting policy of accelerated attribution for graded vesting.
As of December 25, 2005, unrecognized compensation costs related to unvested share based compensation arrangements granted under the 1999 Long-Term Incentive Plan was $0.3 million. The costs are estimated to be recognized over a period of 1.1 years.
A summary of the status of the Company’s unvested restricted stock as of December 25, 2005, and changes during the six-month period ended December 25, 2005 is presented below:

		Weighted Average
	Shares	Grant-Date Fair Value
Year-to-date Fiscal 2006:
Unvested shares as of June 26, 2005	19,300	$7.15
Granted	—	—
Vested	(1,200)	10.68
Forfeited	—	—

Unvested shares as of December 25, 2005	18,100	6.48

9.	Derivative Financial Instruments
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

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchase commitments) and the dates they are settled (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian, Brazilian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros related to a contract to sell its European facility in Ireland. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure its exposure to credit risk on the hedge contract. On July 1, 2005 the sale of the European facility was completed and as a result the foreign exchange contract was closed on July 15, 2005 resulting in a realized currency gain of $1.7 million and the release of the $2.8 million security deposit. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is January 2006 and June 2006, respectively.
The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 25,	June 26,
	2005	2005
Foreign currency purchase contracts:
Notional amount	$94	$168
Fair value	91	159

Net loss	$3	$9

Foreign currency sales contracts:
Notional amount	$1,175	$24,414
Fair value	1,186	22,687

Net loss (gain)	$11	$(1,727)

For the quarters ended December 25, 2005 and December 26, 2004, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.2 million and $0.3 million, respectively. For the year-to-date periods ended December 25, 2005 and December 26, 2004, the total impact of foreign currency related items was a pre-tax loss of $0.3 million for both periods.

10.	Investments in Unconsolidated Affiliates
On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. The plant, property and equipment that YCFC agreed to contribute to the joint venture was operating throughout 2005. On June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”). Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. On August 3, 2005, the joint venture transaction closed and on August 4, 2005, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. During the second quarter and year-to-date periods ended December 25, 2005, the Company recognized equity losses relating to YUFI of $1.0 million and $1.1 million, respectively and is currently reporting on a one month lag. In addition, the Company recognized an additional $0.7 million and $1.2 million in operating expenses for the second quarter and year-to-date periods of fiscal 2006, respectively, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations. These expenses are directly related to providing technological support in accordance with the JV Contract.
The Company holds a 34% ownership interest in a joint venture named Parkdale America, LLC (“PAL”). The joint venture partner is Parkdale Mills, Inc. located in Gastonia, North Carolina. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. During the quarter and year-to-date periods ended December 25, 2005, the Company had equity in earnings relating to PAL of $1.2 million and $3.3 million, respectively, compared to earnings of $0.4 million and $1.2 million for the corresponding periods in the prior year. See Note 16 “Commitments and Contingencies” for further discussion.
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
Unifi and Nilit Ltd., located in Israel, are partners in a 50/50 joint venture named U.N.F Industries Ltd (“UNF”). The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations. UNF paid the Company a $1.0 million dividend distribution from accumulated profits during the second quarter of fiscal 2006.

Condensed balance sheet information as of December 25, 2005, and income statement information for the quarter and year-to-date periods ended December 25, 2005, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

As of
December 25, 2005
Current assets	$140,980
Noncurrent assets	237,928
Current liabilities	41,527
Shareholders’ equity and capital accounts	283,000

	For the Quarter Ended	For the Six-Months Ended
	December 25, 2005	December 25, 2005
Net sales	$135,030	$262,020
Gross profit	6,110	19,288
Income (loss) from operations	(582)	7,006
Net income	1,234	6,646
11.	Consolidation and Cost Reduction Efforts
In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. The final severance payments were completed as of the end of the first quarter of fiscal 2006.
In fiscal 2004, the Company recorded restructuring charges of $27.7 million, which consisted of $12.1 million of fixed asset write-downs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $7.8 million of employee severance for approximately 280 management and production level employees, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, NC and other restructuring costs of $2.1 million primarily related to the various plant closures. All payments, excluding the lease related costs which continue until May 2008, were completed as of the end of the first quarter of fiscal 2006.
On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its facility in Kinston, North Carolina, which had been acquired immediately prior to such time. During the second quarter of fiscal year 2005, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting. As a result, there was no restructuring expense recorded in the Consolidated Statements of Operations. During the third quarter of fiscal year 2005, management completed the curtailment of both production lines as scheduled which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. During the first quarter of fiscal 2006, management determined that there were additional costs relating to the termination of two warehouse leases which resulted in a $0.2 million extraordinary loss. During the second quarter of fiscal 2006, management negotiated a favorable settlement on the two warehouse leases that resulted in a reduction to the reserve and the recognition of an extraordinary gain of $0.2 million.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the six-months ended December 25, 2005 (amounts in thousands):

	Balance at	Fiscal 2006	Fiscal 2006	Fiscal 2006	Balance at
	June 26, 2005	Charge	Adjustments	Amount Used	December 25, 2005
Accrued severance	$5,252	$58	$—	$(3,968)	$1,342

Accrued restructuring	5,053	83	100	(886)	4,350
12.	Impairment Charges
On August 29, 2005, the Company announced an initiative to improve the efficiency of its nylon business unit which included the closing of Plant one in Mayodan, North Carolina and moving its operations and offices to Plant three in nearby Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. In connection with this initiative, the Company determined to offer for sale a plant, a warehouse and a central distribution center, all of which are located in Mayodan, North Carolina. Based on appraisals received in September 2005, the Company determined that one of the properties was impaired and recorded an impairment charge of $1.5 million, which included $0.2 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs.
13.	Retirement Plan
The Company’s subsidiary in Ireland had a defined benefit plan (“the DB Plan”) that covered substantially all of its employees and was funded by both employer and employee contributions. The DB Plan provided defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement.
On July 28, 2004, the Company announced the closure of its European manufacturing operations, and as a result, recorded a plan curtailment charge in fiscal 2005. The Company expects no further charges as a result of the closure. See Note 15 “Discontinued Operations” for further discussion of the closure.
The net periodic pension expense recognized in the second quarter and year-to-date period of fiscal 2006 is as follows (amounts in thousands):

	For the Quarter Ended	For the Six-Month Ended
	December 25, 2005	December 25, 2005
Pension expense:
Service cost	$—	$—
Interest costs	596	1,208
Expected return on plan assets	596	(1,208)
Plan curtailment	—	—

Net periodic pension expense	$—	$—

14.	Long-Term Debt
The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.
As of December 25, 2005, the Company had no outstanding borrowings and had availability of approximately $67.0 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at December 25, 2005, was 7.4%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.
The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At December 25, 2005, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.
On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bear a coupon rate of 6.5% and mature on February 1, 2008. The estimated fair value of the notes, based on quoted market prices, at December 25, 2005 and June 26, 2005, was approximately $207.5 million and $210.0 million, respectively. The Company makes semi-annual interest payments of $8.1 million on the first business day of February and August.
As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, Unifi Kinston, LLC, a subsidiary of the Company, entered into a $24.4 million five-year Loan Agreement. The loan, called for interest only payments for the first two years, bore interest at 10% per annum and was payable in arrears each quarter commencing December 31, 2004 until paid in full. On July 25, 2005 the Company paid off the $24.4 million note payable, including accrued interest, associated with the acquisition of the Kinston POY manufacturing facility.
15.	Discontinued Operations
On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices throughout Europe (the “European Division”). The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $38.0 million. Through June 26, 2005, the Company received aggregate proceeds of $9.9 million from the sales contracts. The Company received the remaining proceeds of $28.1 million during the first quarter of fiscal year 2006, which resulted in a net gain of approximately $4.6 million. The European Division’s assets held for sale were separately stated in the June 26, 2005 Consolidated Balance Sheet, and the discontinued operations’ operating results are separately stated in the Consolidated Statements of Operations for all periods presented. The assets held for sale were reported in the Company’s polyester segment.

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
Results of operations of the European Division and the dyed facility in England for the second quarter of fiscal 2006 and fiscal 2005 and for the year-to-date periods ended December 25, 2005 and December 26, 2004 were as follows (amounts in thousands):

	For the Quarters Ended		For the Six-Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
Net sales	$—	$11,010	$—	$22,821

Income (loss) from operations before income taxes	$(270)	$(4,762)	$2,511	$(7,348)
Restructuring (charges) recoveries	—	2,098	—	(16,697)

Income (loss) from discontinued operations before income taxes	(270)	(2,664)	2,511	(24,045)
Income tax expense	—	(20)	—	(34)

Net income (loss) from discontinued operations, net of tax	$(270)	$(2,684)	$2,511	$(24,079)

16.	Commitments and Contingencies
The Company maintains a 34% interest in PAL, a private company, which manufactures and sells open-end and air jet spun cotton. The Company accounts for its investment in PAL on the equity method of accounting. As of December 25, 2005, the carrying value of the Company’s investment in PAL (including goodwill value) was $141.0 million. During the quarter and year-to-date periods ended December 25, 2005, the Company had equity in earnings relating to PAL of $1.2 million and $3.3 million, respectively compared to earnings of $0.4 million and $1.2 million for the corresponding periods in the prior year.
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

The Company has been named in various federal class action lawsuits and a demand for relief under Massachusetts law related to the PAL Activities. The Company has denied all the allegations against it in these claims and intends to vigorously defend itself. The aforementioned federal class action lawsuits have been consolidated into one action in the United States District Court for the Middle District of North Carolina, Greensboro Division (the “Court”) under the caption “In Re Cotton Yarn Antitrust Litigation” (the “Consolidated Action”). On January 14, 2005 with the consent of the plaintiffs, the Judge in the case signed a “Notice and Order of Dismissal Without Prejudice and Stipulation for Tolling of Statute of Limitations and Tolling Agreement” (the “Dismissal”). The Dismissal provides, among other things, that the claims against the Company in the litigation are dismissed without prejudice; that the applicable statute of limitations with respect to the claims of the plaintiffs shall be tolled during the pendency of the litigation; that if the plaintiffs’ counsel elect to rename the Company as a defendant in the litigation, for purposes of the statute of limitations, the refiling shall relate back to the date of the filing of the initial complaint in the litigation; and that the Company agrees to provide discovery in the litigation as though it was a party to the litigation, including responding to interrogatories, requests for production of documents, and notices of deposition.
Effective August 16, 2005, Parkdale Mills, Inc. and PAL signed a Settlement Agreement with the “Class Representatives” and “Class Members” (hereinafter collectively referred to as the “Settlement Class”) in the Consolidated Action agreeing to settle this litigation. Under the terms of the Settlement Agreement, Parkdale Mills, Inc., PAL and their “joint venture partners (with particular reference to Unifi, Inc.)” are released upon final Court approval of the settlement. This settlement must be approved by the Court before it is effective. On November 1, 2005, the Court preliminarily approved the agreement and has set a hearing for February 14, 2006 for purposes of determining if the proposed settlement shall be approved by the Court and final judgment entered thereon. Until the Settlement Agreement is finally approved by the Court, the Company remains unable to determine the level of damages for which PAL may be liable or the impact of such liability on the Company, which impact could be material.
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
Hurricane Katrina hit the Louisiana coast in late August 2005. The impact to the oil refineries in the area created shortages of the supply of gasoline and as a result a shortage of paraxlyene because producers diverted production to xlyene to increase the supply of gasoline. As a result, while supplies were tight, paraxlyene continued to be available at a much higher price. During September 2005 the Company received notices from several raw material suppliers declaring force majure under the Company’s contracts and that the Company’s price would increase effective September 1. As a result of this increase, along with other energy related cost increases, the Company imposed a 14 cents per pound surcharge in an effort to maintain its margins. Throughout the second quarter of fiscal 2006 the surcharge stayed in effect at different levels as raw material prices declined. In other operations in the Company that have a high usage of natural gas, sales prices were increased effective November 1 to compensate for the increase in utility costs.
Hurricane Rita impacted the gulf coast around the third week of September 2005. Hurricane Rita shut down five of the six refineries in Texas that produce Monoethylene Glycol (“MEG”). The supplier to the Company’s Kinston operation was one of these refineries. Power was not restored to the supplier’s facility until October 6, 2005. With five of the six facilities closed, the supply of MEG in the marketplace not only became tight, but unavailable at historical prices. At the time of Hurricane Rita, the Company had approximately 22 days of inventory of MEG. The Company started purchasing MEG on the spot market and trucking the MEG to Kinston versus the Company’s more economical method of transportation by railroad.
The Company successfully managed through the transportation and access issues associated with the supply of raw materials to meet the Company’s delivery commitments. As of the close of the second quarter of fiscal 2006, the availability of these raw materials had returned to normal levels, but pricing had not returned to pre-hurricane levels. Effective January 1, 2006, the Company removed the surcharge and instituted a price increase to maintain its margins. The Company will continue to monitor its raw material and other energy costs, and as in the past, the Company will continue to increase its prices to protect its margin.

Results of Operations
Consolidated
The following tables set forth the loss from continuing operations components for each of the Company’s business segments for the fiscal quarters and year-to-date periods ended December 25, 2005 and December 26, 2004, respectively. The tables also set forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior periods (amounts in thousands, except percentages):

	For the Quarters Ended
	December 25, 2005		December 26, 2004
		% to Total		% to Total	% Change
Net sales
Polyester	$146,789	76.3	$156,291	75.0	(6.1)
Nylon	44,328	23.1	50,396	24.2	(12.0)
Sourcing	1,183	0.6	1,725	0.8	(31.4)

Total	$192,300	100.0	$208,412	100.0	(7.7)

		% to Sales		% to Sales

Gross profit (loss)
Polyester	$8,019	4.2	$12,008	5.8	(33.2)
Nylon	1,350	0.7	(2,191)	(1.1)	—
Sourcing	(276)	(0.1)	(74)	0.0	—

Total	9,093	4.8	9,743	4.7	(6.7)

Selling, general and administrative expenses
Polyester	8,299	4.3	7,197	3.4	15.3
Nylon	2,162	1.2	2,680	1.3	(19.4)
Sourcing	233	0.1	132	0.1	76.5

Total	10,694	5.6	10,009	4.8	6.8

Other (income) expense, net	3,377	1.8	7,506	3.6	(55.0)

Loss from continuing operations before income taxes	(4,978)	(2.6)	(7,772)	(3.7)	(35.9)
Benefit for income taxes	(1,272)	(0.7)	(2,710)	(1.3)	(53.1)

Loss from continuing operations	(3,706)	(1.9)	(5,062)	(2.4)	(26.8)
Loss from discontinued operations, net of tax	(270)	(0.1)	(2,684)	(1.3)	(89.9)
Extraordinary gain – net of tax of $0	208	0.1	—	—	—

Net loss	$(3,768)	(1.9)	$(7,746)	(3.7)	(51.4)

	For the Six-Months Ended
	December 25, 2005		December 26, 2004
		% to Total		% to Total	% Change
Net sales
Polyester	$280,957	74.4	$278,521	71.8	0.9
Nylon	93,262	24.7	107,159	27.6	(13.0)
Sourcing	3,522	0.9	2,322	0.6	51.7

Total	$377,741	100.0	$388,002	100.0	(2.6)

		% to Sales		% to Sales

Gross profit
Polyester	$15,147	4.0	$20,566	5.3	(26.3)
Nylon	2,626	0.7	91	0.0	2,785.7
Sourcing	(1,158)	(0.3)	(178)	0.0	—

Total	16,615	4.4	20,479	5.3	(18.9)

Selling, general and administrative expenses
Polyester	16,575	4.4	13,736	3.5	20.7
Nylon	4,373	1.1	5,452	1.4	(19.8)
Sourcing	727	0.2	326	0.1	123.0

Total	21,675	5.7	19,514	5.0	11.1

Restructuring charges (recovery)
Polyester	47	0.0	—	—	—
Nylon	(18)	0.0	—	—	—

Total	29	0.0	—	—	—

Write down of long-lived assets
Polyester	—	—	—	—	—
Nylon	1,500	0.4	—	—	—

Total	1,500	0.4	—	—	—

Other (income) expense, net	4,729	1.3	11,002	2.9	(57.0)

Loss from continuing operations before income taxes	(11,318)	(3.0)	(10,037)	(2.6)	12.8
Benefit for income taxes	(1,953)	(0.5)	(3,815)	(1.0)	(48.8)

Loss from continuing operations	(9,365)	(2.5)	(6,222)	(1.6)	50.5
Income (loss) from discontinued operations, net of tax	2,511	0.7	(24,079)	(6.2)	—

Net loss	$(6,854)	(1.8)	$(30,301)	(7.8)	(77.4)

As reflected in the tables above, the decrease in consolidated net sales was attributable to both the polyester and nylon segments for the second quarter of fiscal 2006 and nylon for the year-to-date period of fiscal 2006. Consolidated unit volume decreased 20.8% and 10.1% for the second quarter and year-to-date periods of fiscal 2006, respectively, while average net selling prices increased 13.1% and 7.4% for the same respective periods. Refer to the discussion of segment operations under the captions Polyester Segment, Nylon Segment and Sourcing Segment for a further analysis of the segments’ loss from continuing operating results.
Consolidated gross profit from continuing operations was $9.1 million and $16.6 million for the quarter and year-to-date periods ended December 25, 2005, respectively, compared to $9.7 million and

$20.5 million for the quarter and year-to-date periods ended December 26, 2004, respectively. As a percentage of net sales, gross profit remained respectively flat for the quarters ended December 25, 2005 and December 26, 2004, and decreased 0.9% for the current versus prior six-month periods. Although volumes in the second quarter of fiscal 2006 were down 20.8% compared to the prior year second quarter, gross profit on a per-pound basis improved slightly. The decrease in gross profit on a year-to-date basis was primarily due to higher converting costs which included new charges associated with the China joint venture of $1.2 million.
Consolidated selling, general and administrative expenses (“SG&A”) increased $0.7 million or 6.8% and $2.2 million or 11.1% for the second quarter and year-to-date periods of fiscal 2006 as compared to the prior year second quarter and year-to-date periods. As a percentage of net sales, SG&A increased 0.8% and 0.7% for the second quarter and year-to-date periods of fiscal 2006, compared to the corresponding periods in the prior year. Domestically, the increase in SG&A of $0.7 million and $2.1 million for the quarter and six-month period of fiscal 2006, respectively, was primarily a result of increased legal and audit related professional fees, consulting fees, and travel expenses relating to the China joint venture. SG&A related to our foreign operations increased primarily due to the devaluation of the US dollar in Brazil which increased our Brazilian subsidiary’s SG&A by approximately $0.3 million and $0.5 million for the quarter and year-to-date periods ended December 25, 2005.
As a result of management’s decision to consolidate the Nylon segment’s operations, the Company was required to record an impairment charge of $1.5 million in the first quarter of fiscal 2006.
Other (income) expense, net includes equity in earnings of unconsolidated affiliates, interest expense, interest income, bad debt expense and minority interest income. The reduced expenses in the second quarter and year-to-date periods of fiscal 2006 were primarily attributable to decreased bad debt expense of $3.2 million and $3.5 million, decreased interest expense of $0.6 million and $0.5 million and increased interest income of $0.7 million and $1.6 million from the prior year quarter and year-to-date periods, respectively.
The loss from continuing operations before income taxes was lower in the second quarter of fiscal 2006 as compared to the prior year quarter primarily due to the changes in other (income) expense items discussed above. The loss from continuing operations before income taxes for the fiscal 2006 year-to-date period was $1.3 million higher than the prior year-to-date period due to decreased gross profit of $3.9 million, increased SG&A of $2.2 million and the $1.5 million impairment charge recorded in the first quarter of fiscal 2006, offset by decreased other (income) expense, net discussed above of $6.3 million.
The Company’s income tax benefit from continuing operations for the second fiscal quarter ended December 25, 2005 equated to an effective tax rate of 25.6% compared to the second fiscal quarter ended December 26, 2004 which equated to an effective tax rate of 34.9%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the fiscal quarter ended December 25, 2005 was due to an increase in the valuation allowance for North Carolina income tax credits and income from certain foreign operations being taxed at a lower effective tax rate. The Company’s income tax benefit from continuing operations for the year-to-date period ended December 25, 2005 equated to an effective tax rate of 17.3% compared to the year-to-date period ended December 26, 2004 which equated to an effective tax rate of 38.0%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the year-to-date period ended December 25, 2005 was due to an increase in the valuation allowance for North Carolina income tax credits, an accrual related to a portion of the second repatriation plan under the provisions of the American Jobs Act of 2004 (the “Tax Act”), and an accrual for foreign income tax on currency related transactions.
Income (loss) from discontinued operations, net of tax improved significantly on a year-to-date basis due to the sale of the real property in Ireland and the resulting net gain of approximately $4.6 million. The prior year-to-date loss included significant restructuring charges which were a direct result of management’s decision to close the European Division operations during the first quarter of fiscal 2005.
Extraordinary gain – net of taxes is the result of a favorable settlement during the second quarter of fiscal 2006 related to the termination of two warehouse leases in Kinston, North Carolina that were previously reserved at full value. The gain recorded in the second quarter was offset by the loss recorded in the first quarter.
Polyester Segment
For the second quarter of fiscal 2006, net sales and unit volumes decreased 6.1% and 20.9%, respectively, compared to the second quarter of fiscal 2005. For the second quarter of fiscal 2006, the Company’s domestic net polyester sales decreased 9.2% and unit volumes decreased 25.3%. Offsetting these decreases, foreign polyester unit volumes increased 2.3% as compared to the previous year’s second quarter. Net sales increased slightly while unit volumes decreased 8.7% comparing the year-to-date periods ended December 25, 2005 and December 26, 2004. Average selling prices increased 14.8% and 9.6% for the second quarter and year-to-date periods, respectively, relative to the prior year periods, primarily due to a $0.14 surcharge added during the first quarter of fiscal 2006 and a greater percentage of higher priced products being sold in the current fiscal year. The decrease in net sales for the second quarter of fiscal 2006 as compare to the prior year period was primarily due to lower volumes in the dye house operations and in the Brazilian manufacturing operations, management’s decision to exit unprofitable business, the disruption caused by the hurricanes and general decline caused by imports.
Sales in local currency for the Brazilian operation decreased 12.3% for the second quarter of fiscal 2006 compared to the prior year quarter due to a decrease in average selling prices of 14.2% offset by an increase in unit volumes of 2.3%. For the six-month period of fiscal 2006, sales in local currency for the Brazilian operation decreased 22.9% compared to the same prior year period. This decrease is the result of reductions of 14.5% in net selling prices and 9.9% in unit volumes. These decreases are primarily attributable to the soft market conditions in Brazil. The movement in currency exchange rates from the prior year to the current year positively impacted the second quarter of fiscal 2006 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the quarter and year-to-date periods were higher by $4.5 million and $9.3 million, respectively, than what sales would have been using prior year currency rates.
Gross profit for the polyester segment decreased from the prior year periods by $4.0 million to $8.0 million in the second quarter and by $5.4 million to $15.1 million for the year-to-date period. Gross profit decreased for the quarter and year-to-date periods due to the decrease in net sales and unit volumes domestically.
SG&A expenses were allocated, based on various cost drivers, to the polyester segment for the second quarter of fiscal 2006 in the amount of $8.3 million compared to the prior year amount of $7.2 million and, represented 5.7% and 4.6% of polyester net sales for the second quarters of fiscal years 2006 and

2005, respectively. Year-to-date fiscal 2006 SG&A increased to $16.5 million compared to $13.7 million for the prior year-to-date period and represented 5.9% and 4.9% of polyester net sales, respectively. SG&A increased over the prior year periods primarily due to an increase in the allocation percentage used to allocate SG&A to the different business units which was a result of the addition of the Kinston manufacturing operations to the Polyester Segment.
Nylon Segment
Net sales for the nylon segment for the second quarter and year-to-date periods of fiscal 2006 decreased 12.0% and 13.0%, respectively, when compared with the same periods in the prior year. Nylon segment volumes for the second quarter and year-to-date periods of fiscal 2006 decreased 20.1% and 20.9%, respectively, when compared to the corresponding prior year periods. Average selling prices increased 8.1% and 7.9% for the second quarter and year-to-date periods of fiscal 2006, respectively, relative to prior year, primarily due to a greater percentage of higher priced products being sold in fiscal 2006.
Gross profit for the nylon segment increased $3.5 million to $1.4 million in the second quarter of fiscal 2006 compared to the prior year second quarter and increased $2.5 million to $2.6 million for the six-month period compared to the corresponding prior year period. The increase in gross profit is attributable primarily to increased sales of higher priced products.
SG&A expenses allocated to the nylon segment decreased $0.5 million to $2.2 million for the second quarter of fiscal 2006 and decreased $1.1 million to $4.4 million for the six-month period when compared to the prior year periods. SG&A expenses, as a percentage of nylon net sales, were 4.9% and 4.7% for the second quarter and year-to-date periods of fiscal 2006, respectively, compared to 5.3% and 5.1% for the prior year comparable periods. The decline compared to the prior year periods was primarily attributable to a reduced allocation percentage of SG&A expense to the nylon segment due to additional polyester business from the Kinston manufacturing operation.
During the first quarter of fiscal 2006 management decided to consolidate the domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant one in Mayodan, North Carolina and moving its operations and offices to Plant three in Madison, North Carolina, which is the Nylon division’s largest facility with approximately one million square feet of production space. As a part of the consolidation plan, three nylon facilities will be vacated and held for sale later in fiscal 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facilities carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal 2006, which included $0.2 million of estimated selling costs that will be paid from the proceeds of the sale of such impaired property. On January 19, 2006, the Company announced that it had decided to close one additional nylon plant in Rockingham County, North Carolina which management expects will be vacated by the end of March 2006 and held for sale. At the conclusion of these consolidation efforts, the domestic nylon division will have its entire manufacturing operations in Plant three located in Madison, North Carolina.
Sourcing Segment
The sourcing segment continued to wind down its operations during the second quarter of fiscal 2006 and management expects that it will qualify as a discontinued operation for accounting purpose during the third quarter of fiscal 2006. Net sales for the quarter ended December 25, 2005 were $1.2 million, which after direct expenses resulted in a negative gross margin of $0.3 million compared to net sales of $1.7 resulting in a negative gross margin of $0.1 for the quarter ended December 26, 2004. SG&A expenses increased year-to-date $0.4 million over the prior year due to increased consulting fees. SG&A expenses are all directly related to the sourcing segment and are not derived from any Company allocated expenses. The decision to exit the sourcing business resulted in a charge of approximately $0.3 million during the second quarter of fiscal 2006 and $1.4 million for the six-month period ended December 25, 2005.
Corporate
Interest expense decreased $0.6 million to $4.7 million in the second quarter of fiscal 2006 and decreased $0.5 million to $9.4 million for the year-to-date period. The weighted average interest rate on outstanding debt was 6.3% as of December 25, 2005 and 7.1% as of December 26, 2004.
Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC (“PAL”), Unifi-Sans Technical Fibers, LLC, Yihua Unifi Fibre Company Limited (“YUFI”) and U.N.F. Industries Ltd amounted to $18 thousand in the second quarter of fiscal year 2006 compared to net earnings of $0.7 million for the corresponding prior year quarter. For the year-to-date period of fiscal 2006, equity in net earnings of these affiliates was $1.8 million compared to net earnings of $1.9 million in the prior year-to-date period. Additional details regarding the Company’s investment in unconsolidated equity affiliates follows.
On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. The plant, property and equipment that YCFC agreed to contribute to the joint venture was operating throughout 2005. On June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), to form YUFI. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. On August 3, 2005, the joint venture transaction closed and on August 4, 2005, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. During the second quarter and year-to-date periods ended December 25, 2005, the Company recognized equity losses relating to YUFI of $1.0 million and $1.1 million, respectively and is currently reporting on a one month lag. In addition, the Company recognized an additional $0.7 million and $1.2 million in operating expenses for the second quarter and year-to-date periods fiscal 2006, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations, directly related to providing technological support in accordance with the JV Contract.
The Company holds a 34% ownership interest in a joint venture named Parkdale America, LLC (“PAL”). The joint venture partner is Parkdale Mills, Inc. located in Gastonia, North Carolina. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. The Company’s share of PAL’s net income for the second quarter of fiscal 2006 was $1.2 million compared to net income of $0.4 million for the same period in fiscal 2005. The Company’s share of PAL’s net income for the six-month period of fiscal 2006 was $3.3 million compared to net income of $1.2 million for the year-to-date period of fiscal 2005. PAL’s earnings from operations increased primarily due to lower converting costs and lower SG&A expenses. See Note 16 “Commitments and Contingencies” for further information regarding this investment.
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
Unifi and Nilit Ltd., located in Israel, are partners in a 50/50 joint venture named U.N.F Industries Ltd (“UNF”). The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations. UNF paid the Company a $1.0 million dividend distribution from accumulated profits during the second quarter of fiscal 2006.
Condensed balance sheet information as of December 25, 2005, and income statement information for the quarter and year-to-date periods ended December 25, 2005, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

As of
December 25, 2005
Current assets	$140,980
Noncurrent assets	237,928
Current liabilities	41,527
Shareholders’ equity and capital accounts	283,000

	For the Quarter Ended	For the Six-Months Ended
	December 25, 2005	December 25, 2005
Net sales	$135,030	$262,020
Gross profit	6,110	19,288
Income (loss) from operations	(582)	7,006
Net income	1,234	6,646
Minority interest income was $0 in the second quarter of fiscal 2006 compared to $0.3 million in the prior year second quarter. The minority interest income recorded in the Condensed Consolidated Statements of Operations for the second quarter of fiscal 2005 primarily relates to the minority owner’s share (14.6%) of the earnings of Unifi Textured Polyester, LLC (“UTP”). In April 2005, the Company acquired Burlington Industries, LLC’s, a wholly-owned subsidiary of International Textile Group, LLC, entire ownership interest in UTP for $0.9 million in cash.
The Company has undertaken various consolidation and cost reduction efforts. In fiscal year 2003, the Company recorded charges of $16.9 million for severance and employee related costs that were associated with the U.S. and European operations. Approximately 680 management and production level employees worldwide were affected by the reorganization. Final severance payments were completed as of the end of the first quarter of fiscal 2006.
In fiscal 2004, the Company recorded a restructuring charge of $27.7 million which consisted of $7.8 million of employee severance costs for approximately 280 employees, $12.1 million of fixed asset write-offs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina and $2.1 million of other consolidation related costs. All payments, excluding the lease related payments which continue until May 2008, were completed as of the end of the first quarter of fiscal 2006.

On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its facility in Kinston, North Carolina, which had been acquired immediately prior to such time. During the second quarter of fiscal year 2005, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, the $10.9 million was not recorded as a restructuring expense in the Consolidated Statements of Operations. During the third quarter of fiscal year 2005, management completed the curtailment of both production lines as scheduled which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. During the first quarter of fiscal 2006, management determined that there were additional costs relating to the termination of two warehouse leases which resulted in a $0.2 million extraordinary loss. During the second quarter of fiscal 2006, management negotiated a favorable settlement on the two warehouse leases that resulted in a reduction to the reserve and the recognition of an extraordinary gain of $0.2 million.
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the six-months ended December 25, 2005 (amounts in thousands):

	Balance at	Fiscal 2006	Fiscal 2006	Fiscal 2006	Balance at
	June 26, 2005	Charge	Adjustments	Amount Used	December 25, 2005

Accrued severance	$5,252	$58	$—	$(3,968)	$1,342

Accrued restructuring	5,053	83	100	(886)	4,350
The Company implemented statement of SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) effective June 27, 2005. SFAS No. 123R supersedes APB No. 25 which allowed companies to use the intrinsic method of valuing share-based payment transactions. The Company used the Modified – Prospective Transition Method in which compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The effect of the change from applying the original provisions of SFAS No. 123 on income from continuing operations before income taxes, income from continuing operations and net income for the six-month period ended December 25, 2005 was $0.3 million, $0.3 million and $0.3 million, respectively. There was no change from applying the original provisions of SFAS No. 123 on cash flow from continuing operations, cash flow from financing activities, and basic and diluted earnings per share. On April 20, 2005, the Unifi, Inc. Compensation Committee vested 287,950 stock options granted prior to June 26, 2005 with an exercise price above $2.89, the fair market value of Unifi, Inc. common stock on April 20, 2005. The options were vested to minimize reporting requirements and cost associated with the implementation of SFAS No. 123R. The Company used the same valuation methodologies and assumptions to implement SFAS No. 123R compared to SFAS No. 123. As of December 25, 2005 total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 1999 Long-Term Incentive Plan was $0.3 million. The cost will be recognized over an estimated period of 1.1 years.
The Company’s income tax benefit from continuing operations for the quarter ended December 25, 2005 equated to an effective tax rate of 25.6% compared to the quarter ended December 26, 2004 which equated to an effective tax rate of 34.9%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the current quarter ended December 25, 2005 was due to an increase in the valuation allowance for North Carolina income tax credits and income from certain foreign operations being taxed at a lower effective tax rate. The Company’s income tax benefit from continuing operations for the year-to-date period ended December 25, 2005 equated to an effective tax rate of 17.3% compared to the year-to-date period ended December 26, 2004 which equated to an effective tax rate of 38.0%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the year-to-date period ended December 25, 2005 was due to an increase in the valuation allowance for North Carolina income tax credits, an accrual related to a portion of the second repatriation plan under the provisions of the Tax Act and an accrual for foreign income tax on currency related transactions. During the fourth quarter of fiscal 2006, the Company expects to be in a position to repatriate an additional $2.0 million from a controlled foreign corporation which will complete the Company’s second repatriation plan under the provisions of the Tax Act.
On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices throughout Europe (the “European Division”). The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $38.0 million. Through June 26, 2005, the Company received aggregate proceeds of $9.9 million from the sales. The Company received the remaining proceeds of $28.1 million during the first quarter of fiscal year 2006 that resulted in a net gain on the sale of the real property of approximately $4.6 million. The European Division’s assets held for sale were separately stated in the June 26, 2005 Consolidated Balance Sheet, and the discontinued operation’s operating results are separately stated in the Consolidated Statements of Operations for all periods presented. The assets held for sale were reported in the Company’s polyester segment.
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
The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchase commitments) and the dates they are settled (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian, Brazilian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros related to a contract to sell its European facility in Ireland. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure its exposure to credit risk on the hedge contract. On July 1, 2005 the sale of the European facility was completed and as a result the foreign exchange contract was closed on July 15, 2005 resulting in a realized currency gain of $1.7 million and the release of the $2.8 million security deposit. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is January 2006 and June 2006, respectively.
The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 25,	June 26,
	2005	2005
Foreign currency purchase contracts:
Notional amount	$94	$168
Fair value	91	159

Net loss	$3	$9

Foreign currency sales contracts:
Notional amount	$1,175	$24,414
Fair value	1,186	22,687

Net loss (gain)	$11	$(1,727)

For the quarters ended December 25, 2005 and December 26, 2004, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.2 million and $0.3 million, respectively. For the year-to-date periods ended December 25, 2005 and December 26, 2004, the total impact of foreign currency related items was a pre-tax loss of $0.3 million for both periods.
Liquidity and Capital Resources
Cash provided by continuing operations was $15.6 million for the six-months ended December 25, 2005, compared to cash provided by continuing operations of $6.4 million for the corresponding period of the prior year. The primary sources of cash from continuing operations were derived from non-cash charges of depreciation and amortization aggregating $25.3 million, accounts receivable of $14.1 million, inventories of $1.5 million, impairment charges of $1.5 million, prepaid expenses of $0.8 million, and earnings of equity affiliates, net of distributions, of $0.3 million. Offsetting these sources of cash from continuing operations were accounts payable and accruals of $14.7 million, a net loss of $9.4 million, deferred income taxes of $3.3 million, and gain on sales of property and equipment of $0.3 million, and income taxes of $0.2 million. All working capital changes have been adjusted to exclude currency translation effects.

The Company ended the second quarter of fiscal 2006 with working capital of $206.4 million, which included cash and cash equivalents of $85.0 million as compared to prior year working capital of $242.9 million, which included cash and cash equivalents of $53.0 million at December 26, 2004. The current ratio increased from 2.8 as of December 26, 2004 to 3.0 as of December 25, 2005.
The Company utilized $32.5 million for net investing activities and $24.4 million in net financing activities during the current year-to-date period. The primary cash expenditures during this period included $30.4 million in investment in YUFI, $24.4 million for payment of long-term debt, and $7.6 million for capital expenditures offset by decreased restricted cash of $2.8 million, proceeds from the sale of capital assets of $2.4 million and other investing activities of $0.3 million.
As of December 25, 2005 the Company is not committed for any significant capital expenditures, but expects to spend approximately $10.0 to $15.0 million for capital expenditures during fiscal 2006.
The Company believes that cash generated by operations, together with access to a line of credit as described above, will be sufficient to meet all operating and capital needs in the foreseeable future.
The Company periodically evaluates the carrying value of its polyester and nylon operations long-lived assets, including property, plant and equipment and intangibles, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. In addition, as a result of the recent increases in price and availability of certain raw materials, the Company determined that it was appropriate to evaluate the domestic polyester division, domestic nylon division and foreign polyester division to determine if the carrying value of the assets may not be recoverable. The test results were finalized during the first quarter of fiscal 2006 and it was determined that the carrying value of such assets were recoverable through expected future cash flows. The impairment charge of $1.5 million that was recorded during the first quarter of fiscal 2006 did not relate to the Company’s ongoing operations, but was attributable to a plant that will be held for sale.
The Company has a $100.0 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.
As of December 25, 2005, the Company had no outstanding borrowings and had availability of approximately $67.0 million under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at December 25, 2005, was 7.4%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.
The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At December 25, 2005, the Company was in compliance with all covenants under the Credit Agreement as it had availability in excess of $25.0 million.
On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bear a coupon rate of 6.5% and mature on February 1, 2008. The estimated fair value of the notes, based on quoted market prices, at December 25, 2005, and June 26, 2005, was approximately $207.5 million and

$210.0 million, respectively. The Company makes semi-annual interest payments of $8.1 million on the first business day of February and August.
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
On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On or about June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), which provided several closing conditions, including Governmental and Regulatory approval of the transaction. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. On August 3, 2005 the joint venture transaction closed and on August 4, 2005, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture.
Outlook
The textile industry in the United States continues to remain challenging primarily due to the importation of garments and fabrics from lower wage-based countries and over capacity throughout the world. These two factors have resulted in a declining market for the Company domestically and overseas, which has resulted in lower net sales, gross profits and net income for both the polyester and nylon segments. In addition, the domestic demand for sheer hosiery products continues to decline which also unfavorably impacts the nylon segment. Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past several years. These challenges continue to impact the Company and we expect that they will continue to impact the Company for the foreseeable future. The Company’s success going forward continues to be primarily based on its ability to pass along raw material price increases to its customers and to improve the mix of product offerings to more premium and value-added products, and to implement cost saving strategies which will improve our operating efficiencies. The Company is also highly committed and dedicated to identifying growth opportunities through our joint venture in China, where the growth rate is much higher than within the U.S. market.
The World Trade Organization, as part of a staged quota removal, eliminated all remaining textile and apparel quotas effective January 1, 2005 and the U.S. and the European Union subsequently called for safe-guard provisions against China which would cause uncertainty in the Company’s global markets. Recent media coverage regarding the growth of imports from China has impaired the outlook for the textile industries in the U.S. The Company, through strategic initiatives, plans to participate in the growing China markets through its investment in YUFI. In addition, the Company will focus on marketing and sales opportunities to increase its share of business in the Caribbean Basin Initiative and Andean regions which are continuing to be steady in their supply to the U.S.
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
The Company announced on November 22, 2005, that it had engaged Lehman Brothers to provide financial advisory services to assist the Company with its previously announced initiative to explore strategic alternatives. Lehman Brothers was specifically engaged to evaluate the Company’s current business model and identify and evaluate the strategic and financial alternatives for the Company.
Forward-Looking Statements
Certain statements included herein contain forward-looking statements within the meaning of federal security laws about the Company’s financial condition and results of operations that are based on management’s current expectations, estimates and projections about the markets in which the Company operates, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.
Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices and volumes due to competition, economic conditions and natural disasters, reliance on and financial viability of significant customers, operating performance of joint ventures, alliances and other equity investments, technological advancements, employee relations, changes in construction spending, capital expenditures and long-term investments (including those related to unforeseen acquisition opportunities), continued availability of financial resources through financing arrangements and operations, outcomes of pending or threatened legal proceedings or governmental investigations or proceedings (including environmental related claims), negotiation of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies’ policies and legislation, the continuation and magnitude of the Company’s common stock repurchase program and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control. Other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission.
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
     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2005.
     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
See Note 16 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, for a discussion of material developments during the second quarter of fiscal 2006 related to the Company’s legal proceeding involving PAL.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c)

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
09/26/05 – 10/25/05	—	—	—	6,807,241

10/26/05 – 11/25/05	—	—	—	6,807,241

11/26/05 – 12/25/05	—	—	—	6,807,241

Total	—	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders.
The Shareholders of the Company at their Annual Meeting on the 19th day of October 2005, elected the following directors to serve until the Annual Meeting of the Shareholders in 2006 or until their successors are elected and qualified.

	Votes	Votes
Name of Director	in Favor	Withheld
William J. Armfield, IV	47,766,131	1,986,386
R. Wiley Bourne, Jr.	48,469,736	1,282,781
Charles R. Carter	47,866,452	1,866,065
Sue W. Cole	48,716,838	1,035,679
J. B. Davis	49,317,422	435,095
Kenneth G. Langone	48,820,053	932,464
Donald F. Orr	43,507,674	6,244,843
Brian R. Parke	48,007,243	1,745,274
Item 6. Exhibits

(10a)	Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective November 1, 2005, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 1, 2005 and incorporated herein by reference.

(10b)	Change of Control Agreement between Unifi, Inc. and Benny Holder, effective November 1, 2005, filed as Exhibit 10.2 to the Company’s Form 8-K dated November 1, 2005 and incorporated herein by reference.

(10c)	Change of Control Agreement between Unifi, Inc. and William M. Lowe, Jr., effective November 1, 2005, filed as Exhibit 10.3 to the Company’s Form 8-K dated November 1, 2005 and incorporated herein by reference.

(10d)	Change of Control Agreement between Unifi, Inc. and Charles F, McCoy, effective November 1, 2005, filed as Exhibit 10.4 to the Company’s Form 8-K dated November 1, 2005 and incorporated herein by reference.

(10e)	Fifth Amendment executed on December 20, 2005, between Unifi, Inc. and certain of its Subsidiaries, the Lenders, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 20, 2005 and incorporated herein by reference.

(31a)	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31b)	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32a)	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32b)	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

UNIFI, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: February 3, 2006	/s/ WILLIAM M. LOWE, JR.

William M. Lowe, Jr.
Vice President, Chief Operating Officer and Chief Financial
Officer (Mr. Lowe is the Principal Financial
Officer and has been duly authorized to sign on behalf of the Registrant.)