Form 10-Q
period 2006-03-26
UNIFI INC
filed 2006-04-28
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2006
OR
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of April 26, 2006 was
52,195,434.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended March 26, 2006

Part. I Financial Information
Item 1. Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets

	March 26,	June 26,
	2006	2005
	(Unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$88,423	$105,621
Receivables, net	94,637	106,437
Inventories	114,836	110,827
Deferred income taxes	10,996	14,578
Assets held for sale	19,116	32,536
Restricted cash	—	2,766
Other current assets	9,395	15,590

Total current assets	337,403	388,355

Property, plant and equipment	960,506	955,459
Less accumulated depreciation	(708,468)	(675,727)

	252,038	279,732
Investments in unconsolidated affiliates	191,191	160,675
Other noncurrent assets	14,525	16,613

Total assets	$795,157	$845,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,458	$62,666
Accrued expenses	24,627	45,618
Income taxes payable	1,915	2,292
Current maturities of long-term debt and other current liabilities	7,275	35,339

Total current liabilities	98,275	145,915

Long-term debt and other liabilities	260,901	259,790
Deferred income taxes	47,934	55,913
Minority interest	—	182
Commitments and contingencies
Shareholders’ equity:
Common stock	5,218	5,215
Capital in excess of par value	638	208
Retained earnings	387,477	396,448
Unearned compensation	—	(128)
Accumulated other comprehensive loss	(5,286)	(18,168)

	388,047	383,575

Total liabilities and shareholders’ equity	$795,157	$845,375

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Nine-Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Net sales	$181,398	$207,688	$555,617	$593,368
Cost of sales	168,261	198,356	524,707	563,379
Selling, general & administrative expenses	10,184	11,360	31,132	30,548
Provision for bad debts	218	561	1,349	5,039
Interest expense	4,606	5,256	14,044	15,214
Interest income	(1,162)	(473)	(3,587)	(1,351)
Other (income) expense, net	(969)	(701)	(2,544)	(1,247)
Equity in (earnings) losses of unconsolidated affiliates	564	(4,457)	(1,278)	(6,285)
Minority interest (income) expense	—	53	—	(444)
Restructuring charges	—	—	29	—
Write down of long-lived assets	815	—	2,315	—

Loss from continuing operations before income taxes and extraordinary item	(1,119)	(2,267)	(10,550)	(11,485)
Provision (benefit) for income taxes	208	(654)	(1,023)	(4,163)

Loss from continuing operations before extraordinary item	(1,327)	(1,613)	(9,527)	(7,322)
Income (loss) from discontinued operations – net of tax	(790)	(1,659)	556	(26,251)
Extraordinary gain – net of taxes of $0	—	1,342	—	1,342

Net loss	$(2,117)	$(1,930)	$(8,971)	$(32,231)

Earnings (losses) per common share (basic and diluted):
Net loss – continuing operations	$(.03)	$(.03)	$(.18)	$(.14)
Net income (loss) – discontinued operations	(.01)	(.04)	.01	(.51)
Extraordinary gain – net of taxes of $0	—	.03	—	.03

Net loss – basic and diluted	$(.04)	$(.04)	$(.17)	$(.62)

Weighted average outstanding shares of common stock (basic and diluted)	52,177	52,125	52,144	52,099
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine-Months Ended
	March 26,	March 27,
	2006	2005
	(Amounts in thousands)
Cash and cash equivalents at the beginning of year	$105,621	$65,221
Operating activities:
Net loss	(8,971)	(32,231)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
(Income) loss from discontinued operations	(556)	26,251
Extraordinary gain	—	(1,342)
Net (income) loss of unconsolidated equity affiliates, net of distributions	850	(2,460)
Depreciation	36,911	37,645
Amortization	962	949
Net gain on asset sales	(180)	(570)
Non-cash portion of restructuring charges	29	—
Non-cash write down of long-lived assets	2,315	—
Deferred income tax	(3,797)	(9,549)
Provision for bad debt and quality claims	1,349	5,039
Other	1,821	(1,876)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(7,531)	(45,116)

Net cash provided by (used in) continuing operating activities	23,202	(23,260)
Investing activities:
Capital expenditures	(9,767)	(5,890)
Investment in equity affiliates	(30,188)	(668)
Investment in foreign restricted assets	171	2,777
Decrease (increase) in restricted cash	2,766	(2,766)
Proceeds from sale of capital assets	2,395	608
Return of capital from equity affiliates	—	6,138
Other	155	342

Net cash (used in) provided by investing activities	(34,468)	541
Financing activities:
Payment of long-term debt	(24,407)	—
Common stock issued upon exercise of options	138	104
Other	139	(2,548)

Net cash used in financing activities	(24,130)	(2,444)

Cash flows of discontinued operations (Revised – See Note 15):
Operating cash flow	(9,259)	6,581
Investing cash flow	25,987	6,485

Net cash provided by discontinued operations	16,728	13,066

Effect of exchange rate changes on cash and cash equivalents	1,470	2,325

Net decrease in cash and cash equivalents	(17,198)	(9,772)

Cash and cash equivalents at end of period	$88,423	$55,449

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet at June 26, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Except as noted with respect to the balance sheet at June 26, 2005, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 26, 2006, and the results of operations and cash flows for the periods ended March 26, 2006 and March 27, 2005. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 26, 2005. Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 38 to 43 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2005. These policies have not materially changed from the disclosure in that report.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	March 26,	June 26,
	2006	2005
Raw materials and supplies	$45,099	$47,441
Work in process	9,898	8,497
Finished goods	59,839	54,889

	$114,836	$110,827

3.	Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	March 26,	June 26,
	2006	2005
Payroll and fringe benefits	$11,869	$13,503
Severance	280	5,252
Interest	2,536	7,325
Pension	—	6,141
Utilities	2,992	3,085
Property taxes	932	2,124
Other	6,018	8,188

	$24,627	$45,618

4.	Income Taxes

For the quarter ended March 26, 2006, the Company incurred an income tax expense of $0.2 million on a loss from continuing operations before income taxes of $1.1 million. The primary difference between the Company’s income tax expense from continuing operations and the U.S. statutory rate for the quarter ended March 26, 2006 was due to losses from certain foreign operations being taxed at a lower effective tax rate. For the quarter ended March 27, 2005, the Company incurred an income tax benefit which resulted in an effective tax rate of 28.8%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the quarter ended March 27, 2005 was due to an increase in the valuation allowance for North Carolina income tax credits and losses from certain foreign operations being taxed at a lower effective tax rate.

The Company’s income tax benefit from continuing operations for the year-to-date period ended March 26, 2006 resulted in an effective tax rate of 9.7% compared to the year-to-date period ended March 27, 2005 which resulted in an effective tax rate of 36.2%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the year-to-date period ended March 26, 2006 was due to an increase in the valuation allowance for North Carolina income tax credits, an accrual related to a portion of the second repatriation plan under the provisions of the American Jobs Creation Act of 2004 (the “Tax Act”), an accrual for foreign income tax on currency related transactions, and losses from certain foreign operations being taxed at a lower effective tax rate.

The Tax Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Tax Act, the amount of eligible repatriation is limited to the greater of $500 million and the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission (the “SEC”) on or before June 30, 2003. On September 28, 2005, the Company completed its initial repatriation plan by repatriating $15.0 million from one of its controlled foreign corporations. On October 19, 2005, Unifi’s Board of Directors and Chief Executive Officer approved a second repatriation plan for up to $10.0 million. During the quarter ended December 25, 2005, the Company repatriated $6.0 million under the second repatriation plan. The Company has not made any changes to its position on the reinvestment of other foreign earnings.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against its deferred tax assets relating to North Carolina income tax credits. The valuation allowance remained consistent with the quarter ended December 25, 2005 and increased $0.1 million in the quarter ended March 27, 2005. The valuation allowance increased $0.4 million and $0.3 million in the year-to-date periods ended March 26, 2006 and March 27, 2005, respectively. The increases in the valuation allowance were due to lower estimates of future state taxable income.

The amount of tax (benefit) expense included in discontinued operations — net of taxes is as follows (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Tax (benefit) expense - discontinued operations	$(525)	$4	$(1,247)	$38

5.	Comprehensive Income (Loss)

Comprehensive income amounted to $2.9 million for the third quarter of fiscal 2006 and $3.9 million for the year-to-date period, compared to comprehensive losses of $2.4 million and $21.4 million for the third quarter and year-to-date periods of fiscal 2005, respectively. Comprehensive income (loss) is comprised of net losses of $2.1 million and $9.0 million for the third quarter and year-to-date periods of fiscal 2006, respectively; and foreign translation adjustments of $5.0 million and $12.9 million for the third quarter and year-to-date periods of fiscal 2006, respectively. Comparatively, comprehensive losses for the corresponding periods in the prior year were derived from net losses of $1.9 million and $32.2 million, and foreign translation adjustments of $0.5 million and $10.8 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes, and Error Correction — a replacement of APB Opinion No. 20 and FASB No. 3.” SFAS No. 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effects of the change. Changes in depreciation or amortization methods should be accounted for as a change in an accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect that the adoption of this statement will have a material impact on its financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies that “conditional asset retirement obligation”, means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The effective date is for fiscal years ending after December 15, 2005. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position and results of operations.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) which clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. In the first quarter fiscal 2006, the Company completed its evaluation of the provisions of SFAS No. 151 and determined that its adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

7.	Segment Disclosures

The following is the Company’s selected segment information for the quarter and nine-month periods ended March 26, 2006 and March 27, 2005 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended March 26, 2006:
Net sales to external customers	$141,626	$39,772	$181,398
Intersegment net sales	1,346	1,984	3,330
Segment operating income (loss)	3,977	(1,839)	2,138
Depreciation and amortization	7,677	3,642	11,319
Total assets	377,042	134,509	511,551

Quarter ended March 27, 2005:
Net sales to external customers	$157,997	$49,691	$207,688
Intersegment net sales	2,093	1,457	3,550
Segment operating loss	(1,646)	(382)	(2,028)
Depreciation and amortization	7,818	3,720	11,538
Total assets	463,312	176,201	639,513

	For the Quarters Ended
	March 26,	March 27,
	2006	2005
Reconciliation of segment operating income (loss) to net loss from continuing operations before income taxes and extraordinary item:
Reportable segments operating income (loss)	$2,138	$(2,028)
Provision for bad debts	218	561
Interest expense, net	3,444	4,783
Other (income) expense, net	(969)	(701)
Equity in (earnings) losses of unconsolidated affiliates	564	(4,457)
Minority interest expense	—	53

Loss from continuing operations before income taxes and extraordinary item	$(1,119)	$(2,267)

	Polyester	Nylon	Total
Nine-Months ended March 26, 2006:
Net sales to external customers	$422,581	$133,036	$555,617
Intersegment net sales	4,103	4,390	8,493
Segment operating income (loss)	2,500	(5,066)	(2,566)
Depreciation and amortization	23,026	11,069	34,095

Nine-Months ended March 27, 2005:
Net sales to external customers	$436,517	$156,851	$593,368
Intersegment net sales	4,935	4,314	9,249
Segment operating income (loss)	5,182	(5,741)	(559)
Depreciation and amortization	23,486	11,163	34,649

	For the Nine-Months Ended
	March 26,	March 27,
	2006	2005
Reconciliation of segment operating loss to net loss from continuing operations before income taxes and extraordinary item:
Reportable segments operating loss	$(2,566)	$(559)
Provision for bad debts	1,349	5,039
Interest expense, net	10,457	13,863
Other (income) expense, net	(2,544)	(1,247)
Equity in earnings of unconsolidated affiliates	(1,278)	(6,285)
Minority interest income	—	(444)

Loss from continuing operations before income taxes and extraordinary item	$(10,550)	$(11,485)

For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs.

On July 28, 2005, the Company announced that management had decided to discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. Management’s exit plan was completed as of the end of the third quarter fiscal 2006, and accordingly, the segment’s results of operations have been accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, and certain unallocated selling, general and administrative expenses.

Fiber costs of the Company’s domestic operating divisions are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (“LIFO”) method, an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating income (loss) excluded the provision for bad debts of $0.2 million and $0.6 million for the current and prior year third quarters, compared to $1.3 million and $5.0 million for the fiscal 2006 and 2005 year-to-date periods, respectively.

The total assets for the polyester segment decreased from $431.5 million at June 26, 2005 to $377.0 million at March 26, 2006 due primarily to decreases in cash, fixed assets, accounts receivable, assets held for sale, other current assets, and deferred taxes of $26.8 million, $14.8 million, $11.5 million, $10.7 million, $3.5 million and $1.8 million, respectively. These decreases were offset by increases in inventories and other assets of $11.4 million and $3.2 million, respectively. The total assets for the nylon segment decreased from $157.4 million at June 26, 2005 to $134.5 million at March 26, 2006 due primarily to decreases in fixed assets, inventories, accounts receivable, cash, and other assets of $13.4 million, $5.4 million, $5.0 million, $1.3 million and $0.1 million, respectively. These decreases were offset by increases in deferred income taxes of $ 2.3 million.

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

The Company currently has only one share-based compensation plan which had unvested stock options as of March 26, 2006. The compensation cost that was charged against income for this plan was $0.1 million and $0 for the quarters ended March 26, 2006 and March 27, 2005, respectively and $0.4 million and $0 for the nine-month periods ended March 26, 2006 and March 27, 2005, respectively. The total income tax benefit recognized for share-based compensation in the Condensed Consolidated Statements of Operations was not material for the third quarter and year-to-date periods ended March 26, 2006 and March 27, 2005.

During the first half of fiscal 2005, the Board authorized the issuance of approximately 2.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options vest in three equal installments the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

On April 20, 2005, the Board of Director’s approved a resolution to vest all stock options, in which the exercise price exceeded the closing price of the Company’s common stock on April 20, 2005, granted prior to June 26, 2005. The Board decided to fully vest these specific underwater options, as there is no perceived value in these options to the employee, little retention ramifications, and to minimize the expense to the Company’s consolidated financial statements upon adoption of SFAS No. 123R. No other modifications were made to the stock option plan except for the accelerated vesting. This acceleration of the original vesting schedules affected 0.3 million unvested stock options.

Net loss on a pro forma basis assuming the fair value recognition provisions of SFAS No. 123 had been applied to periods ending prior to June 27, 2005 would have been as follows (amounts in thousands, except per share data):

	For the Quarter Ended	For the Nine-Months Ended
	March 27, 2005	March 27, 2005
Net loss as reported	$(1,930)	$(32,231)
Add: Total stock-based employee compensation compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(621)	(2,401)

Pro forma net loss	$(2,551)	$(34,632)

Net loss per share:
Basic and diluted – as reported	$(.04)	$(.62)
Basic and diluted – pro forma	(.05)	(.66)
SFAS No. 123R requires the Company to record compensation expense for stock options using the fair value method. The Company decided to adopt SFAS No. 123R using the Modified – Prospective Transition Method in which compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The effect of the change from applying the intrinsic method of accounting for stock options under APB 25, previously permitted by SFAS No. 123 as an alternative to the fair value recognition method, to the fair value recognition provisions of SFAS No. 123 on income from continuing operations before income taxes, income from continuing operations and net income for the year-to-date period ended March 26, 2006 was $0.4 million, $0.4 million and $0.4 million, respectively. There was no change from applying the original provisions of SFAS No. 123 on cash flow from continuing operations, cash flow from financing activities, and basic and diluted earnings per share.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. No options were granted in the nine-month period ended March 26, 2006. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Stock options granted under the plan have vesting periods of three to five years based on continuous service by the employee. All stock options have a 10 year contractual term. In the nine-month period ended March 26, 2006, no incentive stock options were granted under the 1999 Long-Term Incentive Plan. In addition to the 3,612,173 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 70,000 common shares reserved and previous NQSO plans with 276,667 common shares reserved at March 26, 2006. No additional options will be issued under any previous ISO or NQSO plan. The stock option activity for the nine-month period ended March 26, 2006 was as follows:

	ISO		NQSO
	Options	Weighted	Options	Weighted
	Outstanding	Avg.$/Share	Outstanding	Avg. $/Share
Year-to-date Fiscal 2006:
Shares under option — beginning of year	4,273,003	$6.41	341,667	$23.72
Granted	—	—	—	—
Exercised	(50,000)	2.76	—	—
Expired	(569,167)	8.97	(65,000)	26.58
Forfeited	(41,663)	2.76	—	—

Shares under option — March 26, 2006	3,612,173	6.10	276,667	23.05

The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options as of March 26, 2006:

	Options Outstanding			Options Exercisable
			Weighted
			Average
			Contractual
	Number of	Weighted	Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price
$2.76 – $3.78	1,780,000	$2.77	8.3	1,190,058	$2.77
5.29 – 7.64	959,949	7.28	5.9	959,949	7.28
8.10 – 11.99	604,626	10.54	4.2	604,626	10.54
12.53 – 16.31	340,098	14.16	3.2	340,098	14.16
18.75 – 31.00	204,167	26.00	1.1	204,167	26.00
The following table sets forth certain required stock option information for the ISO and NQSO plans as of March 26, 2006:

	ISO	NQSO
Exercisable shares under option — end of quarter	3,022,231	276,667
Option price range	$2.76 – $25.38	$16.31 - $31.00
Weighted average exercise price for options exercisable	$6.75	$23.05
Weighted average remaining life of shares under option	6.6	1.6
Weighted average fair value of options granted	N/A	N/A
Aggregate intrinsic value	$495,600	$—
Number of shares under option expected to vest	3,593,199	276,667
Weighted average price of shares under option expected to vest	$6.12	$23.05
Weighted average remaining life of shares under option expected to vest	6.6	1.6
Intrinsic value of shares under option expected to vest	$490,287	$—

The Company has a policy of issuing new shares to satisfy share option exercises. The Company has elected an accounting policy of accelerated attribution for graded vesting.

As of March 26, 2006, unrecognized compensation costs related to unvested share based compensation arrangements granted under the 1999 Long-Term Incentive Plan was $0.2 million. The costs are estimated to be recognized over a period of 1.2 years.

A summary of the status of the Company’s unvested restricted stock as of March 26, 2006, and changes during the nine-month period ended March 26, 2006 is presented below:

		Weighted Average
	Shares	Grant-Date Fair Value
Year-to-date Fiscal 2006:
Unvested shares as of June 26, 2005	19,300	$7.15
Granted	—	—
Vested	(8,000)	7.60
Forfeited	—	—

Unvested shares as of March 26, 2006	11,300	6.77

9.	Derivative Financial Instruments

The Company accounts for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) which requires all derivatives to be recorded on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros related to a contract to sell its European facility in

Ireland. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure its exposure to credit risk on the hedge contract. On July 1, 2005 the sale of the European facility was completed and as a result the foreign exchange contract was closed on July 15, 2005 resulting in a realized currency gain of $1.7 million and the release of the $2.8 million security deposit. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is April 2006 and June 2006, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 26,	June 26,
	2006	2005
Foreign currency purchase contracts:
Notional amount	$549	$168
Fair value	554	159

Net (gain) loss	$(5)	$9

Foreign currency sales contracts:
Notional amount	$1,535	$24,414
Fair value	1,567	22,687

Net loss (gain)	$32	$(1,727)

For the quarters ended March 26, 2006 and March 27, 2005, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.4 million and $0.1 million, respectively. For the year-to-date periods ended March 26, 2006 and March 27, 2005, the total impact of foreign currency related items was a pre-tax loss of $0.5 million and $0.4 million, respectively.

10.	Investments in Unconsolidated Affiliates

On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. The plant, property and equipment that YCFC agreed to contribute to the joint venture was operating throughout 2005. On June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”). Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. On August 3, 2005, the joint venture transaction closed and on August 4, 2005, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI in the form of a shareholder loan with a one-year term to complete the capitalization of the joint venture. It is currently intended that this shareholder loan be capitalized as an additional capital contribution of Unifi to the joint venture. During the third quarter and year-to-date periods ended March 26, 2006, the Company recognized equity losses relating to YUFI of $0.9 million and $2.0 million, respectively and is currently reporting on a one month lag. In addition, the Company recognized an additional $0.6 million and $1.8 million in operating expenses for the third quarter and year-to-date periods of fiscal 2006, respectively, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations. These expenses are directly related to providing technological support in accordance with the JV Contract.

The Company holds a 34% ownership interest in a joint venture named Parkdale America, LLC (“PAL”). The joint venture partner is Parkdale Mills, Inc. located in Gastonia, North Carolina. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. During the quarter and year-to-date periods ended March 26, 2006, the Company had equity in earnings relating to PAL of $0.0 million and $3.3 million, respectively, compared to earnings of $4.5 million and $5.7 million for the corresponding periods in the prior year. For the year, PAL has paid the Company $1.1 million in accumulated distributions during fiscal 2006. See Note 16 “Commitments and Contingencies” for further discussion.

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

Unifi and Nilit Ltd., located in Israel, are partners in a 50/50 joint venture named U.N.F. Industries Ltd (“UNF”). The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations. For the year, U.N.F. Industries has paid the Company $1.0 million in accumulated distributions during fiscal 2006.

Condensed balance sheet information as of March 26, 2006, and income statement information for the quarter and year-to-date periods ended March 26, 2006, of the combined unconsolidated equity affiliates was as follows (amounts in thousands):

March 26, 2006
Current assets	$147,851
Noncurrent assets	228,560
Current liabilities	48,529
Shareholders’ equity and capital accounts	278,814

	For the Quarter Ended	For the Nine-Months Ended
	March 26, 2006	March 26, 2006
Net sales	$144,265	$406,285
Gross profit	6,324	25,612
Income from operations	1,253	8,259
Net income	916	7,562
11.	Consolidation and Cost Reduction Efforts

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

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the nine-months ended March 26, 2006 (amounts in thousands):

	Balance at				Balance at
	June 26, 2005	Charges	Adjustments	Amounts Used	March 26, 2006

Accrued severance	$5,252	$—	$43	$(5,015)	$280

Accrued restructuring	$5,053	$—	$(1)	$(1,107)	$3,945
12.	Impairment Charges and Assets Held for Sale

On August 29, 2005, the Company announced an initiative to improve the efficiency of its nylon business unit which included the closing of Plant one in Mayodan, North Carolina and moving its operations and offices to Plant three in nearby Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. In connection with this initiative, the Company determined to offer for sale a plant, a warehouse and a central distribution center (“CDC”), all of which are located in Mayodan, North Carolina. Based on appraisals received in September 2005, the Company determined that the warehouse was impaired and recorded an impairment charge of $1.5 million, which included $0.2 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs. On March 13, 2006, the Company entered into a contract to sell the CDC and related land located in Mayodan, North Carolina. The terms of the contract call for a sale price of $2.7 million, which was approximately $0.7 million below the property’s carrying value. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company recorded an impairment charge of approximately $0.8 million during the third quarter of fiscal 2006 which included estimated selling costs of $0.1 million that will be paid from the proceeds of the sale. The sale is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of customary closing conditions.

The following table presents the assets that were classified as held for sale as of the periods ending March 26, 2006 and June 26, 2005 (amounts in thousands):

	March 26, 2006	June 26, 2005
Land	$1,043	$1,588
Building and improvements	11,196	24,963
Machinery and equipment	6,877	5,985

Total assets held for sale	$19,116	$32,536

Assets held for sale as of June 26, 2005 included real property with a net book value of $10.6 million that related to the Company’s European Division which was sold during the first quarter of fiscal 2006. See Note 15 “Discontinued Operations” for further discussion.

13.	Retirement Plan

The Company’s subsidiary in Ireland had a defined benefit plan (the “DB Plan”) that covered substantially all of its employees and was funded by both employer and employee contributions. The DB Plan provided defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement.

On July 28, 2004, the Company announced the closure of its European manufacturing operations, and as a result, recorded a plan curtailment charge in fiscal 2005. As of March 26, 2006 the Company had made its final pension contribution and does not expect any further pension related charges as a result of the closure. See Note 15 “Discontinued Operations” for further discussion of the closure.

The net periodic pension expense recognized in the third quarter and year-to-date period of fiscal 2006 is as follows (amounts in thousands):

	For the Quarter Ended	For the Nine-Month Ended
	March 26, 2006	March 26, 2006
Pension expense:
Interest costs	$(2)	$1,206
Expected return on plan assets	2	(1,206)

Net periodic pension expense	$—	$—

14.	Long-Term Debt

The Company has a $100 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.

As of March 26, 2006, the Company had no outstanding borrowings and had gross availability of approximately $93.7 million, or net availability of approximately $68.7 million after the liquidity test, under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at March 26, 2006, was 7.9%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At March 26, 2006, the Company had availability in excess of $25 million, so the covenants did not apply.

On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bear a coupon rate of 6.5% and mature on February 1, 2008. The estimated fair value of the notes, based on quoted market prices, at March 26, 2006 and June 26, 2005, was approximately $226 million and $210 million, respectively. The Company makes semi-annual interest payments of $8.1 million on the first business day of February and August. See Note 17 “Subsequent Events” for further discussion of the bonds.

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

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices throughout Europe (the “European Division”). The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $38.0 million. Through June 26, 2005, the Company received aggregate proceeds of $9.9 million from the sales contracts. The Company received the remaining proceeds of $28.1 million during the first quarter of fiscal year 2006, which resulted in a net gain of approximately $4.6 million. The European Division’s assets held for sale were separately stated in the June 26, 2005 Consolidated Balance Sheet, and the discontinued operations’ operating results were separately stated in the Consolidated Statements of Operations for all periods presented. The assets held for sale were reported in the Company’s polyester segment.

The Company’s dyed facility in Manchester, England was closed in June 2004 and any remaining physical assets were abandoned in June 2005. In accordance with SFAS No. 144, the complete abandonment of the dyed business which occurred in June 2005 required a reclassification of the operating results for this facility as discontinued operations for all periods presented. Accordingly, prior period results have been restated to reflect the abandonment.

On July 28, 2005, the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management’s plan to exit the business was successfully completed resulting in the reclassification of the segment’s losses for the current and prior year’s reporting periods as discontinued operations.

Beginning with the third quarter of fiscal 2006, the Company separately disclosed the operating and investing portions of the cash flows attributable to all discontinued operations in the Condensed Consolidated Statements of Cash Flows. In prior periods these cash activities were combined as a single line item on the statement.

Results of operations of the European Division, the dyed facility in England, and the sourcing segment for the quarters and year-to-date periods ended March 26, 2006 and March 27, 2005 were as follows (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Net sales	$418	$1,798	$3,940	$26,942

Loss from operations before Income taxes	$(1,315)	$(2,256)	$(691)	$(10,423)
Restructuring (charges) recoveries	—	360	—	(16,338)

Loss from discontinued operations before income taxes	(1,315)	(1,896)	(691)	(26,761)
Income tax benefit	(525)	(237)	(1,247)	(510)

Net income (loss) from discontinued operations, net of tax	$(790)	$(1,659)	$556	$(26,251)

16.	Commitments and Contingencies

The Company and Dupont entered into a manufacturing Alliance (the “Alliance”) in June 2000 to produce partially oriented polyester filament yarn. One of Dupont’s manufacturing facilities in the Alliance was located in Kinston, North Carolina (the “Kinston Site”) and was purchased by the Company on September 30, 2004. The land with the Kinston Site is leased pursuant to a 99 year ground lease (“Ground Lease”) with Dupont. Since 1993, Dupont has been investigating and cleaning up the Kinston Site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action Program requires Dupont to identify all potential areas of environmental concern known as areas of concern or solid waste management units, assess the extent of contamination at the identified areas and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by Dupont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the areas previously addressed by Dupont and to any other areas at the plant. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

The Company maintains a 34% interest in PAL, a private company, which manufactures and sells open-end and air jet spun cotton. The Company accounts for its investment in PAL on the equity method of accounting. As of March 26, 2006, the carrying value of the Company’s investment in PAL (including goodwill value) was $141.0 million. During the quarter and year-to-date periods ended March 26, 2006, the Company had equity in earnings relating to PAL of $0.0 million and $3.3 million, respectively compared to earnings of $4.5 million and $5.7 million for the corresponding periods in the prior year.

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

Effective August 16, 2005, Parkdale Mills, Inc. and PAL signed a Settlement Agreement with the “Class Representatives” and “Class Members” (hereinafter collectively referred to as the “Settlement Class”) in the Consolidated Action agreeing to settle this litigation. Under the terms of the Settlement Agreement, Parkdale Mills, Inc., PAL and their “joint venture partners (with particular reference to Unifi, Inc.)” are released upon final Court approval of the settlement. This settlement must be approved by the Court before it is effective. On November 1, 2005, the Court preliminarily approved the agreement and set a hearing for February 14, 2006 for purposes of determining if the proposed settlement shall be approved by the Court. The final judgment to effectuate this settlement occurred on February 16, 2006.

On September 7, 2005, the Company and Parkdale Mills, Inc. signed an Amendment to the PAL Operating Agreement that provides that the burden of any portion of the settlement amount contemplated in the Settlement Agreement that is to be borne by PAL will be allocated to and borne by Parkdale Mills, Inc. as a Member of PAL.

17.	Subsequent Events

On April 20, 2006, the Company re-organized its domestic business operations, and as a result, it expects to record a restructuring charge for severance of approximately $1.0 million in the fourth quarter of fiscal 2006. Approximately 45 management level salaried employees were affected by the plan of reorganization.

The Company has announced that it has commenced a tender offer for all of its outstanding 6 1/2% senior notes due 2008 for cash consideration of $1,000 per $1,000 in aggregate principal amount of the notes being tendered. The tender offer is combined with a consent solicitation to amend the indenture pursuant to which the notes were issued to eliminate from the indenture substantially all of the restrictive covenants and certain events of default contained therein and modify the procedures and restrictions related to defeasance of the notes. The Company intends to fund the purchase price in the tender offer with available cash and proceeds from a new debt financing, and the tender offer is conditioned on, among other things, successful receipt of net proceeds of a debt financing sufficient to finance the tender offer on terms satisfactory to the Company and the amendment of the Credit Agreement to extend its maturity, permit the debt financing and revise some of its covenants and other terms. The tender offer is scheduled to expire on May 25, 2006.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.
General Overview
We are the leading North American producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with permanent performance characteristics. We manufacture partially oriented, textured, dyed, twisted and beamed polyester yarns and textured nylon and covered spandex products, which we sell to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, socks, automotive upholstery, furniture upholstery, home furnishings, industrial, military, medical and other end-use markets. We maintain one of the industry’s most comprehensive product offerings and emphasize quality, style and performance in all of our products. We offer our yarns in a variety of textures, designs and colors to meet the demands of our customers.
Polyester Segment. The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil, Colombia and the United States, which has the largest operations and number of locations.
Nylon Segment. The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, socks and other end-use markets. The nylon segment consists of operations in the United States and Colombia, South America.
Sourcing Segment. On July 28, 2005, the Company announced that it had decided to exit the sourcing business and as of the end of third quarter of fiscal 2006, the Company had substantially liquidated the business. All periods have been presented as discontinued operations in accordance with U.S. GAAP. Accordingly, the sourcing segment’s results of operations have been restated.
Recent Developments and Outlook
Although the global textile industry continues to grow, the U.S. textile industry has contracted since 1998, caused primarily by intense foreign competition in finished goods on the basis of price, resulting in ongoing U.S. domestic overcapacity, many producers moving their operations offshore and the closure of many domestic textile and apparel plants. More recently, the U.S. textile industry has stabilized and is experiencing low negative growth rates. In addition, due to consumer preferences, demand for sheer hosiery products has declined significantly in recent years, which negatively impacts nylon manufacturers. Because of these general industry trends, our net sales, gross profits and net income have been trending downward for the past several years. These challenges continue to impact the U.S. textile industry, and we expect that they will continue to impact the U.S. textile industry for the foreseeable future. We believe that our success going forward is primarily based on our ability to improve the mix of our product offerings to shift to more premium value-added products, to exploit the free trade agreements to which the United States is a party and to implement cost saving strategies which will improve our operating efficiencies. The continued viability of the U.S. domestic textile industry is dependent, to a large extent, on the international trade regulatory environment. For the most part, because of protective tariffs currently in place and NAFTA, CAFTA, CBI and other free trade agreements, we have not experienced significant declines in our market share due to the importation of Asian products.
We are also highly committed and dedicated to identifying strategic opportunities to participate in the Asian textile market, specifically China, where the growth rate is estimated to be within a range of 7% to 9%, which is much higher than the U.S. market. We have invested $30.0 million in a joint venture in China to manufacture, process and market polyester filament yarn.
During fiscal year 2005, we shifted our focus away from selling large volumes of products in order to focus on making each product line profitable. We have identified unprofitable product lines and raised sales prices accordingly. In some cases, this strategy has resulted in reduced sales of these products or even the elimination of the unprofitable product lines. We expect that the reduction of these unprofitable businesses will improve our future operating results. This program has resulted in significant restructuring charges in recent periods, and additional losses of volume associated with these actions may require additional plant consolidations in the future, which may result in further restructuring charges.
In the fourth quarter of fiscal year 2005, we also began to reduce our inventories, particularly slow-moving items, in order to improve our cash position and reduce our working capital requirements. These sales of inventory resulted in significant net losses in the fourth quarter of fiscal year 2005. A number of these items were unsold inventory that had been tailored to customer specifications but was eventually not purchased by the relevant customer and was difficult to sell to other customers. As a result, in April 2005, we instituted a make-to-order policy for products tailored to customer specifications that we believe will be difficult to sell to other customers.
We entered into a manufacturing alliance with E.I. DuPont de Nemours in June 2000 to produce POY at DuPont’s facility in Kinston and at our facility in Yadkinville, North Carolina. DuPont later transferred its interest in this alliance to Invista, Inc. This alliance resulted in significant annual benefits to us of approximately $30.0 million consisting of reductions in fixed costs, variable costs savings and product development enrichment. On September 30, 2004, we acquired the Kinston facility, including inventories, for approximately $24.4 million, in the form of a note payable to Invista. We closed two of its four production lines, increased efficiency and automation and reduced the workforce. The acquisition resulted in the termination of our alliance with DuPont. As a result of the Kinston acquisition, our results for periods subsequent to the Kinston acquisition will not be fully comparable to our results for periods prior.
The impact of Hurricane Katrina on the oil refineries in the Louisiana area in August 2005 created shortages of supply of gasoline and as a result a shortage of paraxlyene, a feedstock used in polymer production in our polyester segment, because producers diverted production to mixed xlyene to increase the supply of gasoline. As a result, while supplies were tight, paraxlyene continued to be available at a much higher price. During September 2005, we received notices from several raw material suppliers declaring force majeure under our contracts and increasing the price we paid under those contracts effective September 1, 2005. As a result of this increase, and other energy-related cost increases, we imposed a 14 cents per pound surcharge on our polyester products in an effort to maintain our margins. Throughout the second quarter of fiscal year 2006, the surcharge stayed in effect at different levels as raw material prices declined. In other operations that have a high usage of natural gas, we also increased sales prices effective November 1, 2005 to compensate for the increase in utility costs.
Hurricane Rita shut down five of the six refineries in Texas that produce Monoethylene Glycol (“MEG”) in September 2005, including the supplier to our Kinston polyester filament manufacturing operation. In addition, an unrelated accident closed one of the supplier’s facilities in early October 2005. With five of the six facilities closed, the supply of MEG in the marketplace became temporarily tight, and MEG became unavailable at historical prices. At the time of Hurricane Rita, we had approximately 22 days of inventory of MEG. We started purchasing MEG on the spot market and trucking the MEG to Kinston, which increased our costs compared to our more economical method of transportation by railroad.
We successfully managed through these transportation and access issues to meet our delivery commitments. As of the close of the second quarter of fiscal year 2006, the availability of raw materials had returned to normal levels, but pricing had not returned to pre-hurricane levels. Effective January 1, 2006, we removed the surcharge on our products and instituted a price increase to maintain our margins.
In spite of our ability to pass on to our customers nearly all of the cost increases resulting from the 2005 hurricanes and the associated supply shortages, revenues in our polyester segment for the second and third quarters of fiscal year 2006 were lower than for the comparable periods in fiscal year 2005 due to lower overall purchases by our customers because of the increased prices. The polyester segment revenues lost during the second and third quarters of fiscal year 2006 have not been fully offset by increased orders in subsequent periods. In addition to the decrease in overall polyester segment revenues, increased prices also resulted in smaller order size for our polyester segment products during the second quarter of fiscal year 2006, as customers sought to purchase only their minimum requirements during the supply disruption period. Smaller order sizes affected our margins negatively during that period, as repeated changes in our production lines increased our per-unit costs for smaller orders. As a result, in February 2006, we instituted small order pricing surcharges to offset this effect on our margins.
On October 20, 2005 the Company announced that its Board of Directors had directed management to explore strategic alternatives to improve shareholder value. The Board instructed management to study a broad array of alternatives that included growing the business by expanding within the textile industry (including into low-cost locations around the world), expanding in non-textile related businesses, the potential merger or sale of the Company, and the restructuring of the Company’s outstanding indebtedness, all in an effort to take advantage of the further consolidation and integration of the textile industry.
The Company announced on November 22, 2005, that it had engaged Lehman Brothers to provide financial advisory services to assist the Company with its previously announced initiative to explore strategic alternatives. Lehman Brothers was specifically engaged to evaluate the Company’s current business model and identify and evaluate the strategic and financial alternatives for the Company.
The Board of Directors has completed its strategic review, which was designed to scrutinize the various strategic alternatives available to our business and our shareholders. Based on the review, both management and the Board of Directors agree the optimal strategy is the pursuit of selective consolidation opportunities in our domestic yarn market, while continuing to explore participation in the global growth of emerging markets. As part of this strategy, the Company will continue to evaluate its debt structure in order to maintain flexibility to make selective acquisitions and investments. We believe this strategy allows the Company to create meaningful and sustainable shareholder value, significantly in excess of the value provided from other alternatives, such as a sale or merger of the Company.
On April 28, 2006, the Company announced that it had commenced a tender offer for all of its outstanding 6 1/2% senior notes due 2008 for cash consideration of $1,000 per $1,000 in aggregate principal amount of the notes being tendered. The tender offer is combined with a consent solicitation to amend the indenture pursuant to which the notes were issued to eliminate from the indenture substantially all of the restrictive covenants and certain events of default contained therein and modify the procedures and restrictions related to defeasance of the notes. The Company intends to fund the purchase price in the tender offer with available cash and proceeds from a new debt financing, and the tender offer is conditioned on, among other things, successful receipt of net proceeds of a debt financing sufficient to finance the tender offer on terms satisfactory to the Company and the amendment of the Credit Agreement to extend its maturity, permit the debt financing and revise some of its covenants and other terms. The tender offer is scheduled to expire on May 25, 2006. As a result of the tender offer and the related debt financing, the Company expects that its interest expense will increase significantly.
Key Performance Indicators
We continuously review performance indicators to measure our success. The following are the indicators management uses to assess performance of our business:
•	sales volume, which is an indicator of demand;

•	margins, which are indicators of product mix and profitability;

•	EBITDA, which is an indicator of our ability to pay debt; and

•	working capital of each business unit as a percentage of sales, which is an indicator of our production efficiency and ability to manage our inventory and receivables.

Results of Operations
For the Third Quarters Ended March 26, 2006 and March 27, 2005
Consolidated
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the fiscal quarters ended March 26, 2006 and March 27, 2005, respectively. The table also sets forth the net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior periods for each segment (amounts in thousands, except percentages):

	For the Quarters Ended
	March 26, 2006		March 27, 2005
		% to Total		% to Total	% Change
Net sales
Polyester	$141,626	78.1	$157,997	76.1	(10.4)
Nylon	39,772	21.9	49,691	23.9	(20.0)

Total	$181,398	100.0	$207,688	100.0	(12.7)

		% to Sales		% to Sales

Gross profit
Polyester	$11,881	6.5	$6,508	3.1	82.6
Nylon	1,256	0.7	2,824	1.4	(55.5)

Total	13,137	7.2	9,332	4.5	40.8

Selling, general and administrative expenses
Polyester	7,904	4.4	8,154	4.0	(3.1)
Nylon	2,280	1.2	3,206	1.5	(28.9)

Total	10,184	5.6	11,360	5.5	(10.4)

Write down of long-lived assets
Polyester	—	—	—	—	—
Nylon	815	0.4	—	—	—

Total	815	0.4	—	—	—

Other (income) expense, net	3,257	1.8	239	0.1	—

Loss from continuing operations before income taxes and extraordinary item	(1,119)	(0.6)	(2,267)	(1.1)	(50.6)
Provision (benefit) for income taxes	208	0.1	(654)	(0.3)	—

Loss from continuing operations before income taxes and extraordinary item	(1,327)	(0.7)	(1,613)	(0.8)	(17.7)
Loss from discontinued operations, net of tax	(790)	(0.4)	(1,659)	(0.8)	(52.3)
Extraordinary gain – net of tax of $0	—	—	1,342	0.6	—

Net loss	$(2,117)	(1.1)	$(1,930)	(1.0)	9.7

As reflected in the tables above, the decrease in consolidated net sales was attributable to both the polyester and nylon segments for the third quarter of fiscal 2006. Consolidated unit volume decreased 17.9% for the third quarter of fiscal 2006, while average net selling prices increased 5.3% for the same period. Refer to the discussion of segment operations under the captions polyester segment and nylon segment for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations was $13.1 million in the quarter ended March 26, 2006, compared to $9.3 million for the quarter ended March 27, 2005 and as a percent of sales increased 2.7% for the quarter ended March 26, 2006 compared to prior year third quarter. Although unit volume in the third quarter of fiscal 2006 were down 17.9% compared to the prior year third quarter, gross profit on a per-pound basis improved. Approximately 85% of the 17.9% decrease in unit volume was attributable to one line of production at the Company’s Kinston facility which was shut down as of the end of the third quarter of fiscal 2005. The increase in gross profit for the quarter was primarily due to improved sales pricing in the current quarter.
Consolidated selling, general and administrative expenses (“SG&A”) decreased $1.2 million or 10.4% for the third quarter of fiscal 2006 as compared to the prior year third quarter and as a percentage of sales increased 0.1% for the quarter ended March 26, 2006 compared to prior year third quarter. Domestically, the decrease in SG&A of $1.2 million for the quarter was primarily a result of decreased legal and audit related professional fees, Hong Kong sales office expenses, salaries, office equipment costs, consulting fees and contract labor. SG&A related to our foreign operations remained consistent with the prior year quarter amounts.
As a result of management’s decision to consolidate the nylon segment’s domestic operations, the Company was required to record an impairment charge of $0.8 million for the third quarter of fiscal 2006. See discussion of the nylon segment for further details of the impairment charges.
Other (income) expense, net includes equity in (earnings) losses of unconsolidated affiliates, interest expense, interest income, bad debt expense, restructuring charges and minority interest expense. The increased net expenses in the third quarter of fiscal 2006 were primarily attributable to reductions of income of unconsolidated affiliates of $5.0 million, offset by increased interest income of $0.7 million, decreased interest expense of $0.7 million, decreased bad debt expense of $0.3 million and decreased other expense of $0.3 million from the prior year quarter period.
The loss from continuing operations before income taxes improved in the third quarter of fiscal 2006 as compared to the prior year quarter primarily due to improved sales pricing, gross margins, and decreased SG&A costs offset by changes in other (income) expense, net which included a reduction of income from equity affiliates of $5.0 million to $(0.6) million and impairment charges of $0.8 million for the quarter ending March 26, 2006.
For the quarter ended March 26, 2006, the Company incurred income tax expense of $0.2 million on a loss from continuing operations before income taxes of $1.1 million. The tax expense is primarily due to losses from certain foreign operations being taxed at a lower effective tax rate. For the quarter ended March 27, 2005, the Company incurred an income tax benefit which equated to an effective tax rate of 28.8%.
On July 28, 2005 the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management had successfully completed the liquidation resulting in the reclassification of the segment’s losses for the current and prior years reporting periods as discontinued operations.

The loss from discontinued operations for the third quarter of fiscal 2006 was primarily due to the restatement of the sourcing segment as a discontinued operation. The prior year quarter loss included significant restructuring charges which were a direct result of management’s decision to close the European Division operations during the first quarter of fiscal 2005.
The extraordinary gain in the third quarter of fiscal 2005 was the result of using purchase accounting to record the acquisition of the manufacturing facilities in Kinston, North Carolina.
Polyester Segment
For the third quarter of fiscal 2006, net sales and unit volumes decreased 10.4% and 17.0%, respectively, compared to the third quarter of fiscal 2005. For the third quarter of fiscal 2006, the Company’s domestic net polyester sales decreased 15.8% and unit volumes decreased 22.1%. For comparison purposes, the consolidated polyester unit volume would have remained unchanged, and the domestic unit volume would have increased by 0.2% over the prior year third quarter had Kinston facility production unit volume been excluded from the prior year quarter. Offsetting these decreases, foreign polyester unit volumes increased 9.7% as compared to the previous year. Average selling prices increased 6.7% for the third quarter relative to the prior year period primarily due to a price increase that went into effect in January. The decrease in net sales for the third quarter of fiscal 2006 as compared to the prior year period was primarily due to lower volumes in the domestic textured polyester and dye house operations, management’s decision to exit unprofitable business, and general decline caused by imports.
Sales in local currency for the Brazilian operation decreased 2.1% for the third quarter of fiscal 2006 compared to the prior year quarter due to a decrease in average selling prices of 7.4% offset by an increase in unit volumes of 5.7%. The decreases in average selling prices were more than offset by decreases in fiber costs which resulted in improved conversion margins. The movement in currency exchange rates from the prior year to the current year positively impacted the third quarter of fiscal 2006 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the quarter period were higher $4.8 million than what sales would have been using prior year currency rates.
Gross profit for the polyester segment in the third quarter increased from the prior year period by $5.4 million to $11.9 million. Gross profit increased for the quarterly period primarily due to the increase in average sales prices per pound.
SG&A expenses were allocated, based on various cost drivers, to the polyester segment for the third quarter of fiscal 2006 in the amount of $7.9 million compared to the prior year amount of $8.2 million. This decrease was primarily due to a decrease in overall SG&A expenses as described above.
Nylon Segment
Net sales for the nylon segment for the third quarter of fiscal 2006 decreased 20.0% as compared to the same quarter in the prior year. Nylon segment volumes for the third quarter period of fiscal 2006 decreased 26.2% when compared to the corresponding prior year quarter. Average selling prices increased 6.3% for the third quarter, relative to prior year, offset by an increase in volume of lower priced products as a percentage of total sales.

Gross profit for the nylon segment decreased $1.6 million to $1.3 million in the third quarter of fiscal 2006 compared to the prior year third quarter. The decrease in gross profit is attributable primarily to decreased sales of higher priced products.
SG&A expenses allocated to the nylon segment decreased $0.9 million to $2.3 million for the third quarter of fiscal 2006, compared to the prior year third quarter. SG&A expenses, as a percentage of nylon net sales, were 5.7% for the third quarter of fiscal 2006 compared to 6.5% for the third quarter of the prior year. The decline compared to the prior year was primarily attributable to a reduced allocation percentage of SG&A expense to the nylon segment due to additional polyester business from the Kinston manufacturing operation and lower SG&A expenses overall as described above in the consolidated section.
On August 29, 2005, the Company announced an initiative to improve the efficiency of its nylon business unit. On March 13, 2006, the Company entered into a contract to sell the central distribution center (“CDC”) and related land located in Mayodan, North Carolina. The terms of the contract call for a sale price of $2.7 million, which is approximately $0.7 million below the property’s carrying value. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment charge of approximately $0.8 million during the third quarter of fiscal 2006 which included estimated selling costs of $0.1 million that will be paid from the proceeds of the sale. The sale of the CDC is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of customary closing conditions.

For the Year-to-Date Periods Ended March 26, 2006 and March 27, 2005
Consolidated
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the year-to-date periods ended March 26, 2006 and March 27, 2005, respectively. The table also sets forth the net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior periods for each segment (amounts in thousands, except percentages):

	For the Nine-Months Ended
	March 26, 2006		March 27, 2005
		% to Total		% to Total	% Change
Net sales
Polyester	$422,581	76.1	$436,517	73.6	(3.2)
Nylon	133,036	23.9	156,851	26.4	(15.2)

Total	$555,617	100.0	$593,368	100.0	(6.4)

		% to Sales		% to Sales

Gross profit
Polyester	$27,027	4.8	$27,072	4.6	(0.2)
Nylon	3,883	0.7	2,917	0.5	33.2

Total	30,910	5.5	29,989	5.1	3.1

Selling, general and administrative expenses
Polyester	24,480	4.4	21,890	3.7	11.8
Nylon	6,652	1.2	8,658	1.5	(23.2)

Total	31,132	5.6	30,548	5.2	1.9

Restructuring charges (recovery)
Polyester	47	—	—	—	—
Nylon	(18)	—	—	—	—

Total	29	—	—	—	—

Write down of long-lived assets
Polyester	—	—	—	—	—
Nylon	2,315	0.4	—	—	—

Total	2,315	0.4	—	—	—

Other (income) expense, net	7,984	1.4	10,926	1.8	(26.9)

Loss from continuing operations before income taxes	(10,550)	(1.9)	(11,485)	(1.8)	(8.1)
Benefit for income taxes	(1,023)	(0.2)	(4,163)	(0.7)	(75.4)

Loss from continuing operations	(9,527)	(1.7)	(7,322)	(1.2)	30.1
Income (loss) from discontinued operations, net of tax	556	0.1	(26,251)	(4.4)	(102.1)
Extraordinary gain–net of taxes of $0	—	—	1,342	0.2	—

Net loss	$(8,971)	(1.6)	$(32,231)	(5.4)	(72.2)

As reflected in the table above, the decrease in consolidated net sales was attributable to both the polyester and nylon segments for the year-to-date period of fiscal 2006. Consolidated unit volume decreased 12.8% for the year-to-date period of fiscal 2006, while average net selling prices increased 6.4% for the same period. Refer to the discussion of segment operations under the captions polyester segment and nylon segment for a further discussion of each segments’ operating results.
While volumes for the year-to-date period were down 12.8% compared to the prior year, consolidated gross profit from continuing operations improved primarily due to higher sales pricing and lower manufacturing costs in the third quarter.
Consolidated SG&A increased $0.6 million or 1.9% for the year-to-date period of fiscal 2006 as compared to the prior year-to-date period. As a percentage of net sales, SG&A increased 0.5% compared to the corresponding period in the prior year. Domestically, SG&A decreased only $0.4 million. SG&A related to our foreign operations increased primarily due to the devaluation of the US dollar in Brazil which increased our Brazilian subsidiary’s SG&A by approximately $0.7 million for the year-to-date period ended March 26, 2006.
As a result of management’s decision to consolidate the nylon segment’s operations, the Company was required to record an impairment charge of $2.3 million in the year-to-date period of fiscal 2006. See discussion of the nylon segment for further details of the impairment charges.
Other (income) expense, net includes equity in earnings of unconsolidated affiliates, interest expense, interest income, bad debt expense and minority interest income. The reduced expenses for the year-to-date period of fiscal 2006 were primarily attributable to decreased bad debt expense of $3.7 million, decreased interest expense of $1.2 million, and increased interest income of $2.2 million from the prior year-to-date period.
The loss from continuing operations before income taxes for the fiscal 2006 year-to-date period improved by $0.9 million over the prior year-to-date period primarily due to increased gross profit of $0.9 million and decreased other (income) expense, net discussed above of $2.9 million, offset by the $2.3 million impairment charge and increased SG&A of $0.6 million.
The Company’s income tax benefit from continuing operations for the year-to-date period ended March 26, 2006 equated to an effective tax rate of 9.7% compared to the year-to-date period ended March 27, 2005 which equated to an effective tax rate of 36.2%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the year-to-date period ended March 26, 2006 was due to an increase in the valuation allowance for North Carolina income tax credits, an accrual related to a portion of a second repatriation plan under the provisions of the American Jobs Creation Act of 2004, an accrual for foreign income tax on currency related transactions and losses from certain foreign operations being taxed at a lower effective tax rate.
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
The extraordinary gain in fiscal 2005 was the result of using purchase accounting to record the acquisition of the manufacturing facilities in Kinston, North Carolina.

Polyester Segment
Net sales decreased 3.2%, while unit volumes decreased 11.6% comparing the year-to-date periods ended March 26, 2006 and March 27, 2005. Average selling prices increased 8.4% year-to-date relative to the prior period, primarily due to a $0.14 surcharge added during the first quarter of fiscal 2006 and a greater percentage of higher priced products being sold in the current fiscal year. The overall decrease in net sales for the year-to-date period as compared to the prior year period was primarily due to lower volumes in the domestic textured polyester and dye house operations, foreign polyester operations, management’s decision to exit unprofitable business, the disruption caused by the 2005 hurricanes and the general decline caused by imports.
For the nine-month period of fiscal 2006, sales in local currency for the Brazilian operation decreased 16.6% compared to the prior year period. This decrease is the result of reductions of 12.4% in net selling prices and 4.8% in unit volumes. The decrease in sales was offset by decreased fiber costs which resulted in an overall increase to conversion on a per pound basis. The movement in currency exchange rates from the prior year to the current year positively impacted the third quarter of fiscal 2006 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the year-to-date period were $14.1 million higher than what sales would have been using prior year currency rates.
Year-to-date fiscal 2006 gross profit for the polyester segment remained consistent with the prior year-to-date period at $27.0 million primarily due to passing along price increases, which allowed the Company to maintain its margins.
Year-to-date fiscal 2006 SG&A increased to $24.5 million compared to $21.9 million for the prior year-to-date period. SG&A increased over the prior year period primarily due to an increase in the allocation percentage used to allocate SG&A to the different business units which was a result of the addition of the Kinston manufacturing operations to the Polyester segment.
Nylon Segment
Net sales for the nylon segment for the year-to-date period of fiscal 2006 decreased 15.2% when compared to the prior year. Nylon segment volumes for the year-to-date period of fiscal 2006 decreased 22.6% when compared to the prior year-to-date period. Average selling prices increased 7.4% for the year-to-date period of fiscal 2006 relative to the prior year primarily due to raising sales prices early in the third quarter of fiscal 2006.
Gross profit from continuing operations for the nylon segment increased as a percent of sales from the prior year period due to raising sales prices in the third quarter.
SG&A expenses allocated to the nylon segment decreased as a percent of sales from the prior year period primarily due to a reduced allocation percentage of SG&A expense to the nylon segment due to additional polyester business from the Kinston manufacturing operation.
On August 29, 2005, the Company announced an initiative to improve the efficiency of its nylon business unit which included the closing of Plant one in Mayodan, North Carolina and moving its operations and offices to Plant three in nearby Madison, North Carolina, which is the Nylon division’s largest facility with over one million square feet of production space. In connection with this initiative, the Company determined to offer for sale a plant, a warehouse and a central distribution center, all of which are located in Mayodan, North Carolina. Based on appraisals received in September 2005, the Company determined that the warehouse was impaired and recorded an impairment charge of $1.5 million, which included $0.2 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs. On March 13, 2006, the Company entered into a contract to sell the central distribution center (“CDC”) and related land located in Mayodan, North Carolina. The terms of the contract call for a sale price of $2.7 million, which was approximately $0.7 million below the property’s carrying value. In accordance with SFAS No. 144, the Company recorded an impairment charge of approximately $0.8 million during the third quarter of fiscal 2006 which included estimated selling costs of $0.1 million that will be paid from the proceeds of the sale. The sale of the CDC is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of customary closing conditions.
Corporate
Interest expense decreased primarily due to the settlement of a $24.4 million note on July 25, 2005 which bore interest at 10% per annum. The weighted average interest rate on outstanding debt was 6.4% as of March 26, 2006 and 7.0% as of March 27, 2005.
Equity in the net earnings of our unconsolidated affiliates, Parkdale America, LLC (“PAL”), Unifi-Sans Technical Fibers, LLC (“USTF”), Yihua Unifi Fibre Company Limited (“YUFI”) and U.N.F. Industries Ltd (“UNF”) amounted to net equity in earnings of these affiliates of $1.3 million compared to net earnings of $6.3 million in the prior year-to-date period. Additional details regarding the Company’s investment in unconsolidated equity affiliates follows.
On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. The plant, property and equipment that YCFC agreed to contribute to the joint venture was operating throughout 2005. On June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), to form YUFI. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. On August 3, 2005, the joint venture transaction closed and on August 4, 2005, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI in the form of a shareholder loan with a one-year term to complete the capitalization of the joint venture. It is currently intended that this shareholder loan be capitalized as an additional capital contribution of Unifi to the joint venture. During the third quarter and year-to-date periods ended March 26, 2006, the Company recognized equity losses relating to YUFI of $0.9 million and $2.0 million, respectively and is currently reporting on a one month lag. In addition, the Company recognized an additional $0.6 million and $1.8 million in operating expenses for the third quarter and year-to-date periods of fiscal 2006, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations, directly related to providing technological support in accordance with the JV Contract.
The Company holds a 34% ownership interest in PAL and the joint venture partner is Parkdale Mills, Inc. located in Gastonia, North Carolina. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities primarily located in central and western North Carolina. The Company’s share of PAL’s net income for the third quarter of fiscal 2006 was $0.0 million compared to net income of $4.5 million for the same period in fiscal 2005. The Company’s share of PAL’s net income for the nine-month period of fiscal 2006 was $3.3 million compared to net income of $5.7 million for the year-to-date period of fiscal 2005. PAL’s earnings from operations decreased primarily due to lower conversion and higher SG&A expenses. The Company has received cash distributions of $1.1 million during fiscal 2006. See Note 16 “Commitments and Contingencies” for further information regarding this investment.
The Company and SANS Fibres of South Africa are 50/50 joint venture partners in USTF, which produces low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas.
Unifi and Nilit Ltd., located in Israel, are 50/50 joint venture partners in UNF. The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha – Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.
Condensed balance sheet information as of March 26, 2006, and income statement information for the quarter and year-to-date periods ended March 26, 2006, of the combined unconsolidated equity affiliates was as follows (amounts in thousands):

March 26, 2006
Current assets	$147,851
Noncurrent assets	228,560
Current liabilities	48,529
Shareholders’ equity and capital accounts	278,814

	For the Quarter Ended	For the Nine-Months Ended
	March 26, 2006	March 26, 2006
Net sales	$144,265	$406,285
Gross profit	6,324	25,612
Income from operations	1,253	8,259
Net income	916	7,562
Minority interest income was $0 for the year-to-date period of fiscal 2006 as compared to $0.4 million for the prior year period. The minority interest (income) expense recorded in the Condensed Consolidated Statements of Operations for the third quarter of fiscal 2005 primarily relates to the minority owner’s 14.6% share of the earnings of Unifi Textured Polyester, LLC (“UTP”). In April 2005, the Company acquired Burlington Industries, LLC’s, a wholly-owned subsidiary of International Textile Group, LLC, entire ownership interest in UTP for $0.9 million in cash.
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

On October 19, 2004, the Company announced that it planned to close two production lines and downsize its facility in Kinston, North Carolina, which had been acquired immediately prior to such time. During the second quarter of fiscal year 2005, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire $10.9 million restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, the $10.9 million was not recorded as a restructuring expense in the Consolidated Statements of Operations. During the third quarter of fiscal year 2005, management completed the closure of both production lines as scheduled, which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. During the first quarter of fiscal 2006, management determined that there were additional costs relating to the termination of two warehouse leases which resulted in a $0.2 million extraordinary loss. During the second quarter of fiscal 2006, management negotiated a favorable settlement on the two warehouse leases that resulted in a reduction to the reserve and the recognition of an extraordinary gain of $0.2 million.
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the nine-months ended March 26, 2006 (amounts in thousands):

	Balance at				Balance at
	June 26, 2005	Charges	Adjustments	Amount Used	March 26, 2006

Accrued severance	$5,252	$—	$43	$(5,015)	$280

Accrued restructuring	$5,053	$—	$(1)	$(1,107)	$3,945
The Company implemented statement of SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) effective June 27, 2005. SFAS No. 123R supersedes APB No. 25 which allowed companies to use the intrinsic method of valuing share-based payment transactions. The Company used the Modified – Prospective Transition Method in which compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The effect of the change from applying the original provisions of SFAS No. 123 on income from continuing operations before income taxes, income from continuing operations and net income for the nine-month period ended March 26, 2006 was $0.4 million, $0.4 million and $0.4 million, respectively. There was no change from applying the original provisions of SFAS No. 123 on cash flow from continuing operations, cash flow from financing activities, and basic and diluted earnings per share. On April 20, 2005, the Unifi, Inc. Compensation Committee vested 287,950 stock options granted prior to June 26, 2005 with an exercise price above $2.89, the fair market value of Unifi, Inc. common stock on April 20, 2005. The options were vested to minimize reporting requirements and cost associated with the implementation of SFAS No. 123R. The Company used the same valuation methodologies and assumptions to implement SFAS No. 123R compared to SFAS No. 123. As of March 26, 2006 total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 1999 Long-Term Incentive Plan was $0.2 million. The cost will be recognized over an estimated period of 1.2 years.
The Company’s income tax benefit from continuing operations for the year-to-date period ended March 26, 2006 equated to an effective tax rate of 9.7% compared to the year-to-date period ended March 27, 2005 which equated to an effective tax rate of 36.2%. The primary differences between the Company’s income tax benefit from continuing operations and the U.S. statutory rate for the year-to-date period ended March 26, 2006 was due to an increase in the valuation allowance for North Carolina income tax credits, an accrual related to a portion of the second repatriation plan under the provisions of the Tax Act, an accrual for foreign income tax on currency related transactions, and losses from certain foreign operations being taxed at a lower effective tax rate. During the fourth quarter of fiscal 2006, the Company expects to be in a position to repatriate a range of $1.0 million to $2.0 million from controlled foreign corporations which will complete the Company’s second repatriation plan under the provisions of the Tax Act.
On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices throughout Europe (the “European Division”). The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $38.0 million. Through June 26, 2005, the Company received aggregate proceeds of $9.9 million from the sales. The Company received the remaining proceeds of $28.1 million during the first quarter of fiscal year 2006 that resulted in a net gain on the sale of the real property of approximately $4.6 million. The European Division’s assets held for sale were separately stated in the June 26, 2005 Consolidated Balance Sheet, and the discontinued operation’s operating results were separately stated in the Consolidated Statements of Operations for all periods presented. The assets held for sale were reported in the Company’s polyester segment.
The Company accounts for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) which requires all derivatives to be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk”.
Liquidity and Capital Resources
Cash provided by continuing operations was $23.2 million for the nine-months ended March 26, 2006, compared to cash used in continuing operations of $23.3 million for the corresponding period of the prior year. The primary reason for the increase in cash from operating activities was that net loss decreased by $23.2 million to $9.0 million in the 2006 nine-months from $32.2 million in the 2005 nine-months. The improvement in cash flow in fiscal 2006 was primarily attributable to a $37.6 million improvement in working capital. All working capital changes have been adjusted to exclude currency translation effects.
The Company ended the third quarter of fiscal 2006 with working capital of $239.1 million, which included cash and cash equivalents of $88.4 million, compared to working capital at June 26, 2005 of $242.4 million. The current ratio increased from 2.7 as of June 26, 2005 to 3.4 as of March 26, 2006.
The Company utilized $34.4 million for net investing activities and $24.1 million in net financing activities during the current year-to-date period. The primary cash expenditures during this period included $30.2 million in investment in YUFI, $24.4 million for payment of long-term debt, and $9.7 million for capital expenditures offset by decreased restricted cash of $2.8 million, proceeds from the sale of capital assets of $2.4 million, other investing activities of $0.3 million, and other financing activities of $0.3 million.
As of March 26, 2006 the Company is not committed to make any significant capital expenditures primarily for incremental upgrades of equipment and maintenance, but expects to spend approximately $2 to $3 million primarily for maintenance capital expenditures during the remainder of fiscal 2006.
The Company believes that cash generated by operations, together with access to its Credit Agreement as described below, will be sufficient to meet all operating and capital needs in the foreseeable future.

The Company periodically evaluates the carrying value of its polyester and nylon operations long-lived assets, including property, plant and equipment and intangibles, to determine if such assets are impaired whenever events or changes in circumstances indicate that a potential impairment has occurred. The importation of fiber, fabric and apparel has continued to adversely impact sales volumes and margins for these operations and has negatively impacted the U.S. textile and apparel industry in general. In addition, as a result of the recent increases in price and availability of certain raw materials, the Company determined that it was appropriate to evaluate the domestic polyester division, domestic nylon division and foreign polyester division to determine if the carrying value of the assets may not be recoverable. The test results were finalized during the first quarter of fiscal 2006 and it was determined that the carrying value of such assets were recoverable through expected future cash flows. The impairment charge of $1.5 million that was recorded during the first quarter of fiscal 2006 did not relate to the Company’s ongoing operations, but was attributable to a plant that is held for sale. On March 13, 2006, the Company entered into a contract to sell the CDC and related land located in Mayodan, North Carolina. The terms of the contract call for a sale price of $2.7 million, which was approximately $0.7 million below the property’s carrying value. In accordance with SFAS No. 144, the Company recorded an impairment charge of approximately $0.8 million during the third quarter of fiscal 2006 which included estimated selling costs of $0.1 million that will be paid from the proceeds of the sale. The Company does not expect that either impairment charge will result in any future cash expenditures. The sale is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of customary closing conditions.
The Company has a $100 million asset based revolving credit agreement (the “Credit Agreement”) that terminates on December 7, 2006. The Credit Agreement is secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability is based on eligible domestic accounts receivable and inventory.
As of March 26, 2006, the Company had no outstanding borrowings and had gross availability of approximately $93.7 million, or net availability of approximately $68.7 million after the liquidity test, under the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix is based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. The interest rate in effect at March 26, 2006, was 7.9%. Under the Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.50% per annum on the unused portion of the commitment.
The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0 and a required maximum leverage ratio of 5.0 to 1.0. At March 26, 2006, the Company had availability in excess of $25 million, so the covenants did not apply.
On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bear a coupon rate of 6.5% and mature on February 1, 2008. The estimated fair value of the notes, based on quoted market prices, at March 26, 2006, and June 26, 2005, was approximately $226 million and $210 million, respectively. The Company makes semi-annual interest payments of $8.1 million on the first business day of February and August.
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
As part of the Company’s strategy with respect to its debt structure, on April 28, 2006, the Company announced that it had commenced a tender offer for all of its outstanding 6 1/2% senior notes due 2008 for cash consideration of $1,000 per $1,000 in aggregate principal amount of the notes being tendered. The tender offer is combined with a consent solicitation to amend the indenture pursuant to which the notes were issued to eliminate from the indenture substantially all of the restrictive covenants and certain events of default contained therein and modify the procedures and restrictions related to defeasance of the notes. The Company intends to fund the purchase price in the tender offer with available cash and proceeds from a new debt financing, and the tender offer is conditioned on, among other things, successful receipt of net proceeds of a debt financing sufficient to finance the tender offer on terms satisfactory to the Company and the amendment of the Credit Agreement to extend its maturity, permit the debt financing and revise some of its covenants and other terms. The tender offer is scheduled to expire on May 25, 2006. As a result of the tender offer and the related debt financing, the Company expects that its interest expense will increase significantly.
The Company and Dupont entered into a manufacturing Alliance (the “Alliance”) in June 2000 to produce partially oriented polyester filament yarn. One of Dupont’s manufacturing facilities in the Alliance was located in Kinston, North Carolina (the “Kinston Site”) and was purchased by the Company on September 30, 2004. The land with the Kinston Site is leased pursuant to a 99 year ground lease (“Ground Lease”) with Dupont. Since 1993, Dupont has been investigating and cleaning up the Kinston Site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action Program requires Dupont to identify all potential areas of environmental concern known as areas of concern or solid waste management units, assess the extent of contamination at the identified areas and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by Dupont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the areas previously addressed by Dupont and to any other areas at the plant. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.
On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) have signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On or about June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), which provided several closing conditions, including Governmental and Regulatory approval of the transaction. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. On August 3, 2005 the joint venture transaction closed and on August 4, 2005, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI in the form of a shareholder loan with a one-year term to complete the capitalization of the joint venture. It is currently intended that this shareholder loan be capitalized as an additional capital contribution of Unifi to the joint venture.

Forward-Looking Statements
Certain statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things, the risks described under the caption “Quantitative and Qualitative Disclosures about Market Risk” and:
•	the competitive nature of the textile industry and the impact of worldwide competition;

•	the availability, sourcing and pricing of raw materials;

•	general domestic and international economic and industry conditions in markets where we compete, such as recession and other economic and political factors over which we have no control;

•	changes in consumer spending, customer preferences, fashion trends and end-uses;

•	reduction of production costs;

•	changes in the trade regulatory environment, governmental and authoritative bodies’ policies and legislation;

•	changes in currency exchange rates, interest and inflation rates;

•	the financial condition of customers;

•	the impact of environmental, health and safety regulations;

•	technological advancements;

•	the continued availability of financial resources to fund capital expenditures;

•	the operating performance of joint ventures, alliances and other equity investments and employee relations.
These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include those discussed above or in “Quantitative and Qualitative Disclosures about Market Risk.” New risks can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof with the understanding that actual future results may be materially different from what we plan or expect. We will not update these forward-looking statements, even if our situation changes in the future, except as required by federal securities laws.

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
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros related to a contract to sell its European facility in Ireland. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure its exposure to credit risk on the hedge contract. On July 1, 2005 the sale of the European facility was completed and as a result the foreign exchange contract was closed on July 15, 2005 resulting in a realized currency gain of $1.7 million and the release of the $2.8 million security deposit. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is April 2006 and June 2006, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 26,	June 26,
	2006	2005
Foreign currency purchase contracts:
Notional amount	$549	$168
Fair value	554	159

Net (gain) loss	$(5)	$9

Foreign currency sales contracts:
Notional amount	$1,535	$24,414
Fair value	1,567	22,687

Net loss (gain)	$32	$(1,727)

     For the quarters ended March 26, 2006 and March 27, 2005, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.4 million and $0.1 million, respectively. For the year-to-date periods ended March 26, 2006 and March 27, 2005, the total impact of foreign currency related items was a pre-tax loss of $0.5 million and $0.4 million, respectively.
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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2006.
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
See Note 16 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, for a discussion of material developments during the third quarter of fiscal 2006 related to the Company’s legal proceeding involving PAL.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 26, 2006.

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
12/26/05 – 1/25/06	—	—	—	6,807,241
1/26/06 – 2/25/06	—	—	—	6,807,241
2/26/06 – 3/26/06	—	—	—	6,807,241

Total	—	—	—

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
Items 1A, 3, 4 and 5 are not applicable and have been omitted.

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
UNIFI, INC.

Date: April 28, 2006	/s/ WILLIAM M. LOWE, JR.

William M. Lowe, Jr.
Vice President, Chief Operating Officer and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)