Form 10-K
period 2006-06-25
UNIFI INC
filed 2006-09-08
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 25, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10542

Unifi, Inc.
(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. Box 19109 — 7201 West Friendly Avenue Greensboro, NC	27419-9109 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(336) 294-4410

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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

As of December 23, 2005, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $145,387,494. The Registrant has no non-voting stock.

As of September 5, 2006, the number of shares of the Registrant’s common stock outstanding was 52,208,467.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 25, 2006, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries the “Company” or “Unifi”), is a diversified North American producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and nylon covered spandex products. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products. The Company’s net sales and net loss for fiscal year 2006 were $738.8 million and $14.4 million, respectively.

The Company works across the supply chain to develop and commercialize specialty yarns that provide performance, comfort, aesthetic and other advantages that enhance demand for its products. The Company has branded the premium portion of its specialty value-added yarns in order to distinguish its products in the marketplace. The Company currently has more than 20 premium value-added yarns in its portfolio, commercialized under several brand names, including Sorbtek®, A.M.Y.®, Mynx® UV, Reflexx®, MicroVista®, aio® and Repreve®.

A significant number of customers, particularly in the apparel market, produce finished goods that they seek to make eligible for duty-free treatment in the regions covered by the North American Free Trade Agreement (“NAFTA”), the U.S. — Dominican Republic — Central American Free Trade Agreement (“CAFTA”), the Caribbean Basin Initiative (“CBI”) and the Andean Trade Preferences Act (“ATPA”) (collectively, the “regional free-trade markets”). When U.S.-origin partially oriented yarn (“POY”) is used to produce finished goods in these regional free-trade markets, and other origin criteria are met, then the finished goods are eligible for duty-free treatment. The Company uses advanced production processes to manufacture its high-quality yarns cost-effectively. The Company believes that its flexibility and experience in producing specialty yarns provides important development and commercialization advantages. The Company has state-of-the-art manufacturing operations in North and South America and participates in joint ventures in China, Israel and the United States.

Recent Developments

On May 26, 2006, the Company consummated a series of refinancing transactions pursuant to which it issued and sold $190 million in aggregate principal amount of 11.5% senior secured notes due 2014 (the “2014 notes”) and amended its existing senior secured asset-based revolving credit facility (the “old credit facility”) to extend its maturity to 2011, permit the issuance and sale of the 2014 notes, give the Company the ability to request that the borrowing capacity be increased up to $150 million under certain circumstances and revise some of its other terms and covenants (such facility as so amended, the “amended revolving credit facility”). The Company used the proceeds from the 2014 notes offering, cash on hand of $55.7 million and borrowings of $3.0 million under its amended revolving credit facility to fund the purchase price of $248.7 million in aggregate principal amount of its 6.5% senior unsecured notes due 2008 (the “2008 notes”) that had been tendered into a tender offer for all such notes launched by the Company on April 28, 2006. 99.5% of the then outstanding principal amount of the 2008 notes was tendered in the tender offer and substantially all of the restrictive covenants and certain events of default were removed from the indenture governing the 2008 notes. The Company paid a total consideration of $253.9 million for the tendered 2008 notes. The 2008 notes that were not tendered and purchased in the tender offer remain outstanding in accordance with their amended terms. The offering of the 2014 notes, the tender offer for the 2008 notes, the execution of the amended revolving credit facility and the use of proceeds from the 2014 notes offering, cash on hand and borrowings under the amended revolving credit facility to pay the consideration of the tender offer and all associated fees and expenses are collectively referred to throughout this Annual Report on Form 10-K as the “refinancing transactions.”

Industry Overview

The textile and apparel market consists of natural and synthetic fibers used for apparel and non-apparel applications. The industry is characterized by dependence upon a wide variety of end-markets which primarily include apparel, home textiles, industrial and consumer products, floor coverings, fiber fill and tires. The apparel and hosiery markets account for 25% of total production, the floor covering market accounts for 32%, the industrial and consumer markets account for 20%, the home textiles market accounts for 13% and other end-uses account for 10%.

According to the National Council of Textile Organizations, the U.S. textile market’s total shipments were $75.1 billion for the twelve month period ended November 2005. Approximately $30 billion of capital expenditures has been invested in the textile industry over the past ten years. In calendar year 2005, the U.S. textile and apparel market employed more than 650,000 workers.

Textiles and apparel goods are made from natural fiber, such as cotton and wool, or synthetic fiber, such as polyester and nylon. Since 1980, global demand for polyester has grown steadily, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of sales worldwide. In calendar year 2005, global polyester accounted for an estimated 40% of global fiber consumption and demand is projected to increase by 6% to 7% annually through 2009. In the U.S., the synthetic fiber sector accounts for approximately 55% of the textile and apparel market.

The synthetic filament industry includes petrochemical and raw material producers, fiber and yarn manufacturers (like Unifi), fabric and product producers, retailers and consumers. Among synthetic filament yarn producers, pricing is highly competitive, with innovation, product quality and customer service being essential for differentiating the competitors within the industry. Both product innovation and product quality are particularly important, as product innovation gives customers competitive advantages and product quality provides for improved manufacturing efficiencies.

The North American synthetic yarn market has contracted since 1999, primarily as a result of intense foreign competition in finished goods on the basis of price. In addition, due to consumer preferences, demand for sheer hosiery products has declined in recent years, which negatively impacts nylon manufacturers. Despite this decline, U.S. retailers and other end-users have consistently expressed their need for a balanced procurement strategy with both global and regional production to satisfy their need for readily available production capacity, quick response times, specialized products, product changes based on customer feedback and more customized orders. As a result, the contraction in the U.S. synthetic yarn market continues; however, the Company expects a lesser rate of decline in the future as regional manufacturers continue to demand U.S. manufactured synthetic yarn. There has also been growing emphasis domestically towards premium value-added yarns as consumers, retailers and manufacturers demand products with enhanced performance characteristics. This emphasis on incorporating specialty synthetic yarn in finished goods has greatly increased domestic demand for value-added synthetic fibers. The U.S. government has attempted to regulate the growth of certain textile and apparel imports by establishing quotas and duties on imports from countries that historically account for significant shares of U.S. imports. Under the January 1995 Agreement on Textiles and Clothing, the World Trade Organization (“WTO”) began implementing a phased-in elimination of import quotas and a reduction of duties among its members, which culminated with the elimination of all remaining quotas for all members of WTO on January 1, 2005. After extensive negotiations, the United States and China entered into a bilateral agreement in November 2005, reinstating quotas on a number of categories of Chinese textile and apparel products. These quotas under this agreement will end on December 31, 2008. Nevertheless, duties on imported textile and apparel products, including textile and apparel products from China, remain in effect. The Company believes that duties are a more effective method than quotas in providing protection for the U.S. textile and apparel industry.

In the Americas region, regional free-trade agreements, such as NAFTA and CAFTA, and U.S. unilateral duties preference programs, such as ATPA and CBI, have a significant impact on the flow of goods among the region and the relative costs of production. The cost advantages offered by these regional free-trade agreements and duties preference programs on finished goods which incorporate U.S.-origin synthetic fiber and the desire for quick inventory turns have enabled regional synthetic yarn producers to effectively compete with imported finished goods from lower wage-based countries. The Company estimates that the duty-free benefit of processing synthetic textiles and apparel finished goods under the terms of these regional free-trade agreements and duties preference programs typically represents a wholesale cost advantage up to 30% on these finished goods. As a result of such cost advantages, it is expected that these regions will continue to grow in their supply of textiles to the United States.

Products

The Company manufactures polyester POY and synthetic polyester and nylon yarns for a wide range of end-uses. The Company processes and sells POY, as well as high-volume commodity yarns and specialty yarns, domestically and internationally.

Polyester POY is used to make polyester yarn. Polyester yarn products include textured, dyed, twisted and beamed yarns. The Company sells its polyester yarns to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, industrial, military, medical and other end-use markets. Nylon products include textured nylon and covered spandex products, which the Company sells to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets.

In addition to producing high-volume yarns, the Company develops, manufactures and commercializes specialty yarns that provide performance, comfort, aesthetic and other advantages. For example, it has developed a line of products that are made from recycled materials in order to appeal to environmentally conscious consumers. The Company has branded the premium portion of its specialty value-added yarns in order to distinguish its products in the marketplace and it currently has more than 20 premium value-added yarn products in its portfolio. Such branded yarn products include:

•	Sorbtek®, a permanent moisture management yarn primarily used in performance base layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items;

•	A.M.Y. ®, a yarn with permanent antimicrobial and odor control;

•	Mynx® UV, an ultraviolet protective yarn;

•	Reflexx®, a family of stretch yarns, that can be found in a wide array of end-use applications from home furnishings to performance wear and from hosiery and socks to workwear and denim;

•	MicroVista®, a family of microfiber yarns;

•	aio®, all-in-one performance yarns, which combine multiple performance properties into a single yarn; and

•	Repreve®, an eco-friendly yarn made from 100% recycled materials.

The Company’s net sales of polyester and nylon accounted for 77% and 23% of total net sales, respectively, for fiscal year 2006.

Sales and Marketing

The Company employs a sales force of approximately 30 persons operating out of sales offices in the United States, Brazil and Colombia. The Company relies on independent sales agents for sales in several other countries. The Company seeks to create strong customer relationships and continually seeks ways to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, Unifi has created significant pull-through sales and brand recognition for its products. For example, the Company works with brands and retailers to educate and create demand for its value-added products. The Company then works with key fabric mill partners assisting in the development of fabrics for those brands and retailers utilizing these value-added products. Based on many commercial and branded programs, this strategy has proven to be successful for Unifi. Examples include:

•	Sorbtek®, which is used in many well-known apparel brands and retailers, including Wal-Mart, Reebok, the U.S. military, Dick’s Sporting Goods, Duofold, Hind and Icy Hot. Today Sorbtek® can be found in over 2,500 Wal-Mart stores under the Athletic Works brand;

•	A.M.Y.®, which can be found in many apparel brands, including Reebok, Eastern Mountain Sports, the U.S. military, Everlast, Duofold, Jerzees Socks and Russell Athletics;

•	Mynx® UV, which can be found in Asics Running Apparel and Terry Cycling; and

•	Reflexx®, which can be found in major brands, including VF Corporation’s Wrangler and Red Kap, Dockers and Majestic Athletic (a maker of uniforms for several major league baseball teams, including the New York Yankees).

Customers

The Company sells its polyester yarns to approximately 900 customers and its nylon yarns to approximately 200 customers in a variety of geographic markets. In fiscal year 2006, the Company’s nylon segment had sales to Sara Lee Branded Apparel of $76.4 million which is in excess of 10% of its consolidated revenues. The loss of this customer would have a material adverse effect on the Company’s nylon segment.

Products are generally sold on an order-by-order basis for both the polyester and nylon segments, even for premium value-added yarn with enhanced performance characteristics. For substantially all customer orders, including those involving more customized yarns, the manufacture and shipment of yarn is in accordance with firm orders received from customers specifying yarn type and delivery dates. The Company does not currently provide raw yarn consignment arrangements to any customers.

Customer payment terms are generally consistent for both the polyester and nylon reporting segments and are usually based on prevailing industry practices for the sale of yarn domestically or internationally. In certain cases, payment terms are subject to further negotiation between the Company and individual customers based on specific circumstances impacting the customer and may include the extension of payment terms or negotiation of situation specific payment plans. The Company does not believe that any such deviations from normal payment terms are significant to either of its reporting segments or the Company taken as a whole. See “Item 1A — Risk Factors — The Company’s business could be negatively impacted by the financial condition of its customers.”

Manufacturing

Polyester POY is made from petroleum-based chemicals such as terephthalic acid (“TPA’) and monoethylene glycol (“MEG”). The production of polyester POY consists of two primary processes, polymerization (performed at the Company’s Kinston facility) and spinning (performed at the Company’s Yadkinville and Kinston facilities). The polymerization process is the production of polymer by a chemical reaction involving TPA and MEG, which are combined to form chip. The spinning process involves the extrusion of molten polymer, directly from polymerization or using polyester polymer beads (“chip”) into polyester POY. The molten polymer is extruded through spinnerettes to form continuous multi-filament raw yarn.

The Company’s polyester and nylon yarns can be sold externally or further processed internally. Additional processing of polyester products includes texturing, package dyeing, twisting and beaming. The texturing process, which is common to both polyester and nylon, involves the processing of polyester POY, which is either natural or solution-dyed raw polyester or natural nylon filament fiber. Texturing polyester POY involves the use of high-speed machines to draw, heat and twist the polyester POY to produce yarn having various physical characteristics, depending on its ultimate end-use. This process gives the yarn greater bulk, strength, stretch, consistent dyeability and a softer feel, thereby making it suitable for use in knitting and weaving of fabrics.

Package dyeing allows for matching of customer specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting incorporates real twist into the filament yarns, which can be sold for such uses as sewing thread, home furnishings and apparel. Beaming places both textured and covered yarns on beams to be used by customers in knitting and weaving applications. Warp drawing converts polyester POY into flat yarn, also packaged on beams.

Additional processing of nylon products mostly includes covering, which involves the wrapping or air entangling of filament or spun yarn around a core yarn. This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles.

The Company works closely with its customers to develop yarns using a research and development staff that evaluates trends and uses the latest technology to create innovative, premium value-added yarns reflecting current consumer preferences.

Suppliers

The primary raw material suppliers for the polyester segment are Nanya Plastics Corp. of America (“Nanya”) for chip, DAK Americas LLC (“DAK”) for TPA and E.I. DuPont de Nemours (“DuPont”) for MEG. The primary suppliers of nylon POY to the nylon segment are U.N.F. Industries Ltd. (“UNF”), Invista S.a.r.l., Sara Lee Nilit Fibers, Ltd and Universal Premier Fibers, LLC (formerly Cookson Fibers, Inc.). UNF is a 50/50 joint venture with Nilit Ltd. (“Nilit”), located in Israel. The joint venture produces nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY production is being utilized in the domestic nylon texturing operations. The Company has entered into long-term supply agreements with each of Nanya, DAK, DuPont and UNF. The agreement with Nanya will expire in October 2007 and may otherwise be terminated earlier upon six months prior notice. The agreements with DAK can be terminated upon two years prior notice. The agreement with DuPont will terminate on December 31, 2006 and the agreement with UNF will terminate in April 2008. The supply agreements typically provide for formula-driven pricing. Although the Company does not generally expect having any significant difficulty in obtaining raw nylon POY or chemical and other raw materials used to manufacture polyester POY, the Company has in the past and may in the future experience interruptions or limitations in supply which could materially and adversely affect its operations. See “Item 1A — Risk Factors — The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer.”

Joint Ventures and Other Equity Investments

The Company participates in joint ventures in China, Israel and the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Joint Ventures and Other Equity Investments” for a more detailed description of its joint ventures.

Competition

The industry in which the Company currently operates is highly competitive. The Company processes and sells both high-volume commodity products and more specialized yarns both domestically and internationally into many end-use markets, including the apparel, automotive upholstery and home furnishing markets. The Company competes with a number of other foreign and domestic producers of polyester and nylon yarns as well as with imports of textile and apparel products.

The polyester segment’s major regional competitors are Nanya, Dillon Yarn Corporation (“Dillon”), O’Mara, Inc., Spectrum Yarns, Inc. (“Spectrum”), KOSA and AKRA, S.A. de C.V. The nylon segments major regional competitors are Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc.

The Company also competes against a number of foreign competitors that not only sell polyester and nylon yarns in the United States but also import foreign sourced fabric and apparel into the United States and other countries in which it does business, which adversely impacts the sale of its polyester and nylon yarns.

The Company’s foreign competitors include yarn manufacturers located in the regional free-trade markets who also benefit from the NAFTA, CAFTA, CBI and ATPA trade agreements which provide for duty-free treatment of most apparel and textiles between the signatory (and qualifying) countries. The cost advantages offered by these trade agreements and the desire for quick inventory turns have enabled commodity yarn producers from these regions to effectively compete. As a result of such cost advantages, the Company expects that the CAFTA and ATPA regions will continue to grow in their supply to the United States. The Company is the largest of only a few significant producers of eligible yarn under these trade agreements. As a result, one of the Company’s business strategies is to leverage its eligibility status to increase its share of business with regional fabric producers and domestic producers who ship their products into the region for further processing.

On a global basis, the Company competes not only as a yarn producer but also as part of a supply chain. As one of the many participants in the textile industry supply chain, its business and competitive position are directly impacted by the business, financial condition and competitive position of the several other participants in the supply chain in which it operates.

In the apparel market, a significant source of overseas competition comes from textile and apparel manufacturers that operate in lower labor and lower raw materials cost countries such as China. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Several of the Company’s foreign competitors have significant competitive advantages, including lower wages, lower raw materials and energy costs and favorable currency exchange rates against the U.S. dollar, which could make the Company’s products less competitive and may cause its sales and profits to decrease. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on premium value-added products where the Company continues to generate higher margins. In recent years, international imports of fabric and finished goods in the United States have significantly increased, resulting in a significant reduction in the Company’s customer base. The primary drivers for that growth are the reduction in equipment costs which have reduced barriers to entry in the market, the currency devaluation of Asian currencies following the Asian financial crisis, the entry of China into the free-trade markets and the staged elimination of all textile and apparel quotas. In May 2005, the U.S. government imposed safeguard quotas on various categories of Chinese-made products, citing “market disruption.” Following extensive negotiations, the United States and China entered into a bilateral agreement in November 2005 resulting in the imposition of annually decreasing quotas on a number of categories of Chinese textile and apparel products until December 31, 2008. The Company expects competitive pressures to intensify as a result of the gradual elimination of trade protections. See “— Trade Regulation.”

The U.S. automotive upholstery market has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive upholstery and the often short time frame for deliveries. Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide. Nevertheless, to the extent the U.S. automotive industry itself faces competition from imports, the U.S. automotive upholstery industry is also affected by imports.

The nylon hosiery market has been experiencing a decline in recent years due to changing consumer preferences, but is expected to decline at a much lower rate compared to previous years. The Company supplies the largest domestic ladies hosiery producer, Sara Lee Branded Apparel.

General economic conditions, such as raw material prices, interest rates, currency exchange rates and inflation rates that exist in different countries have a significant impact on competitiveness, as do various country-to-country trade agreements and restrictions.

The Company believes that the continuing development and marketing of new and improved products, the growing need for quick response, speed to market, quick inventory turns and cost of capital will continue to require a sizable portion of the textile industry to remain based in North America. The Company’s success will continue to be primarily based on its ability to improve the mix of product offerings to more premium value-added products, to implement cost saving strategies and to pass along raw material price increases, which will improve its financial results, and to strategically penetrate growth markets such as China.

See “Item 1A — Risk Factors — The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products.”

Backlog and Seasonality

The Company generally sells products on an order-by-order basis for both the polyester and nylon reporting segments, even for premium value-added yarns. Changes in economic indicators and consumer confidence levels can have a significant impact on retail sales. Deviations between expected sales and actual consumer demand result in significant adjustments to desired inventory levels and, in turn, replenishment orders placed with suppliers. This changing demand ultimately works its way through the supply chain and impacts the Company. As a result, the

Company does not track unfilled orders for purposes of determining backlog but will routinely reconfirm or update the status of potential orders. Consequently, backlog is generally not applicable to the Company and it does not consider its products to be seasonal.

Intellectual Property

The Company has a limited number of patents and approximately 26 U.S. registered trademarks, 4 trademark applications and several foreign trademark registrations, none of which is material to any of the Company’s reporting segments or its business taken as a whole. The Company does license certain trademarks, including Dacron® and Softectm from INVISTA S.a.r.l. (“INVISTA”).

Employees

The Company employs approximately 3,300 employees of which approximately 3,275 are full-time and approximately 25 are part-time employees. Approximately 2,500 employees are employed in the polyester segment, approximately 700 employees are employed in the nylon segment and approximately 100 employees are employed in corporate offices. While employees of the Company’s foreign operations are generally unionized, none of the domestic employees are currently covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Trade Regulation

Increases in capacity and imports of foreign-made textile and apparel products are a significant source of competition for the Company. The U.S. government attempts to regulate the growth of certain textile and apparel imports by establishing quotas and duties on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the United States of (or using) domestic textile components. In addition, imports of certain textile products into the United States have increased in recent years as a result of significant depreciation of the currencies of other textile producing countries, particularly within Asia, against the U.S. dollar, and perhaps as a result of unfair trade practices.

The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation and foreign considerations. In January 1995, a multilateral trade organization, the WTO, was formed by the members of the General Agreement on Tariffs and Trade (“GATT”), to replace GATT. The WTO has set forth the mechanisms by which world trade in textiles and clothing will be progressively liberalized through the elimination of quotas and the reduction of duties. The implementation began in January 1995 with the phasing-out of quotas and the gradual reduction of duties to take place over a 10-year period. All textile and apparel quotas expired on January 1, 2005. In May 2005, however, the U.S. government imposed safeguard quotas on various categories of Chinese-made products, citing “market disruption.” Following extensive negotiations, the United States and China entered into a bilateral agreement in November 2005 resulting in the imposition of annually increasing quotas on a number of categories of Chinese textile and apparel products that will remain in effect until December 31, 2008.

NAFTA, which is a free trade agreement between the United States, Canada and Mexico that became effective on January 1, 1994, has created the world’s largest free-trade area. The agreement contains safeguards sought by the U.S. textile industry, including certain rules of origin for textile and apparel products that must be met for these products to receive benefits under NAFTA. Under these rules of origin, to receive NAFTA benefits, the textile and apparel products must be produced from yarn or fabric made in the NAFTA region, and all subsequent processing must occur in the NAFTA region. Thus, in general, not only must eligible apparel be made from North American fabric, but the fabric must be woven from North American spun yarn. Based on experience to date, NAFTA has had a favorable impact on the Company’s business.

In 2000, the United States passed the United States-Caribbean Basin Trade Partnership Act, which was amended by the Trade Act of 2002, and allows apparel products manufactured in the Caribbean region using yarns or fabrics produced in the United States to be imported into the United States duty and quota free. Also in 2000, the

United States passed the African Growth and Opportunity Act (“AGOA”), which was amended by the Trade Act of 2002, and allows apparel products manufactured in the sub-Saharan African region using yarns or fabrics produced in the United States to be imported to the United States duty and quota free.

On August 2, 2005, the United States passed CAFTA, which is a free trade agreement between seven signatory countries: the United States, the Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. Qualifying textile and apparel products that are produced in any of the seven signatory countries from fabric, yarn or fibers that are also produced in any of the seven signatory countries may be imported into the United States duty-free.

The Andean Trade Promotion and Drug Eradication Act was passed on August 6, 2002 to renew and enhance the ATPA. Under the enhanced ATPA, apparel manufactured in Bolivia, Colombia, Ecuador and Peru using yarns and fabrics produced in the United States, or in these four Andean countries, may be imported into the United States duty and quota free through December 31, 2006. This legislation effectively granted these four countries the favorable trade terms afforded Mexico and the Caribbean region. A free trade agreement was recently completed with Peru and Colombia which follows, for the most part, the same yarn forward rules of origin as the ATPA. These agreements require congressional action which is expected by early 2007.

The Deficit Reduction Act of 2005, which was signed into law on February 8, 2006, contains statutory changes to the Step 2 cotton program and export credit guarantee programs to comply with parts of a WTO ruling against U.S. cotton subsidies. The legislative changes eliminate the Step 2 program, which provides for payments to U.S. cotton and textile producers. The measure, part of an agriculture budget reconciliation process, does away with the subsidy program as of August 1, 2006. Parkdale America, LLC (“PAL”), the Company’s joint venture with Parkdale Mills, Inc., will no longer receive payments under the Step 2 program after August 1, 2006. Measures such as additional quotas for foreign cotton are under discussion to help ease the transition.

Environmental Matters

The Company is subject to various federal, state and local environmental laws and regulations limiting the use, storage, handling, release, discharge and disposal of a variety of hazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder, particularly the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (including provisions relating to underground storage tanks) and the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” or “CERCLA” and various state counterparts. The Company has obtained, and is in compliance in all material respects with, all significant permits required to be issued by federal, state or local law in connection with the operation of its business as described in this Annual Report on Form 10-K.

The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish exposure standards regarding hazardous materials and noise standards, and regulate the use of hazardous chemicals in the workplace.

The Company believes that the operation of its production facilities and the disposal of waste materials are substantially in compliance with applicable federal, state and local laws and regulations and that there are no material ongoing or anticipated capital expenditures associated with environmental control facilities necessary to remain in compliance with such provisions. However, the Company is evaluating several options with respect to the upgrade of its industrial boilers at the Kinston site. The estimated investment ranges from $0 to $2.0 million. No determination has been made with respect to which alternative to pursue, if any. The Company incurs normal operating costs associated with the discharge of materials into the environment but does not believe that these costs are material or inconsistent with other domestic competitors.

The land associated with the Company’s Kinston facility in North Carolina (the “Kinston Site”) is leased pursuant to a 99 year ground lease (the “Ground Lease”) with DuPont. Since 1993, DuPont has been investigating and cleaning up the Kinston Site under the supervision of the U.S. Environmental Protection Agency (the “EPA”) and the North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action Program. The Corrective Action Program requires DuPont to identify all potential areas of environmental concern, known as solid waste management units or areas of concern, assess the extent of contamination at the identified areas and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the solid waste management units and areas of concern previously addressed by DuPont and at any other areas at the plant. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the solid waste management units and areas of concern or the extent of any potential liability for the same. Accordingly, the possibility that the Company could face material clean-up costs in the future relating to the Kinston Site cannot be eliminated.

Available Information

The Company’s Internet address is: www.unifi.com. Copies of the Company’s reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, that the Company files with or furnishes to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5, are available as soon as practicable after such material is electronically filed with or furnished to the SEC and maybe obtained without charge by accessing the Company’s web site or by writing Mr. William M. Lowe, Jr. at Unifi, Inc. P.O. Box 19109, Greensboro, North Carolina 27419-9109.

Item 1A.	Risk Factors

The Company’s substantial level of indebtedness could adversely affect its financial condition.

The Company has substantial indebtedness. As of June 25, 2006, the Company had a total of $204.0 million of debt outstanding, including $190.0 million outstanding in aggregate principal amount of 2014 notes, $1.3 million outstanding in aggregate principal amount of 2008 notes, $10.5 million outstanding in loans relating to a Brazilian government tax program and $2.2 million outstanding on a sales leaseback obligation. There were no amounts outstanding under the Company’s amended revolving credit facility.

The Company’s outstanding indebtedness could have important consequences to investors, including the following:

•	high level of indebtedness could make it more difficult for the Company to satisfy its obligations with respect to its outstanding notes, including its repurchase obligations;

•	the restrictions imposed on the operation of its business may hinder its ability to take advantage of strategic opportunities to grow its business;

•	its ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	the Company must use a substantial portion of its cash flow from operations to pay interest on its indebtedness, which will reduce the funds available to the Company for operations and other purposes;

•	its high level of indebtedness could place the Company at a competitive disadvantage compared to its competitors that may have proportionately less debt;

•	its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates may be limited; and

•	its high level of indebtedness makes the Company more vulnerable to economic downturns and adverse developments in its business.

Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to satisfy its obligations under its indebtedness.

Despite its current indebtedness levels, the Company may still be able to incur substantially more debt. This could exacerbate further the risks associated with its substantial leverage.

The Company and its subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of its current debt restrict, but do not completely prohibit, the Company from doing so. The Company’s amended revolving credit facility permits up to $100 million of borrowings, which the Company can request be increased to $150 million under certain circumstances, with a borrowing base specified in the credit facility as equal to specified percentages of eligible accounts receivable and inventory. In addition, the indenture for its 2014 notes allows the Company to issue additional notes under certain circumstances and to incur certain other additional secured debt, and allows its foreign subsidiaries to incur additional debt. The indenture for its 2014 notes does not prevent the Company from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to its current debt levels, the related risks that the Company now faces could intensify

The Company will require a significant amount of cash to service its indebtedness and its ability to generate cash depends on many factors beyond its control.

For fiscal year 2006, after giving effect to the refinancing transactions, interest expense, net, would have been approximately $24.2 million. The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its amended revolving credit facility. The Company’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The business may not generate cash flow from operations, and future borrowings may not be available to the Company under its amended revolving credit facility in an amount sufficient to enable the Company to pay its indebtedness and to fund its other liquidity needs. If the Company is not able to generate sufficient cash flow or borrow under its amended revolving credit facility for these purposes, the Company may need to refinance or restructure all or a portion of its indebtedness, on or before maturity, reduce or delay capital investments or seek to raise additional capital. The Company may not be able to implement one or more of these alternatives on terms that are acceptable or at all. The terms of its existing or future debt agreements may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the Company’s financial condition.

In addition, without such refinancing, the Company could be forced to sell assets to make up for any shortfall in its payment obligations under unfavorable circumstances. The Company’s amended revolving credit facility and the indenture for its 2014 notes limit its ability to sell assets and also restrict the use of proceeds from any such sale. Furthermore, the 2014 notes and its amended revolving credit facility are secured by substantially all of its assets. Therefore, the Company may not be able to sell its assets quickly enough or for sufficient amounts to enable the Company to meet its debt service obligations.

The terms of the Company’s outstanding indebtedness impose significant operating and financial restrictions, which may prevent the Company from pursuing certain business opportunities and taking certain actions.

The terms of the Company’s outstanding indebtedness impose significant operating and financial restrictions on its business. These restrictions will limit or prohibit, among other things, its ability to:

•	incur and guarantee indebtedness or issue preferred stock;

•	repay subordinated indebtedness prior to its stated maturity;

•	pay dividends or make other distributions on or redeem or repurchase the Company’s stock;

•	issue capital stock;

•	make certain investments or acquisitions;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transactions with stockholders and affiliates;

•	make capital expenditures; and

•	restrict dividends, distributions or other payments from its subsidiaries.

In addition, the Company’s amended revolving credit facility also requires the Company to meet a minimum fixed charge ratio test if borrowing capacity is less than $25 million at any time during the quarter and restricts its ability to make capital expenditures or prepay certain other debt. The Company may not be able to maintain this ratio. These restrictions could limit its ability to plan for or react to market conditions or meet its capital needs. The Company may not be granted waivers or amendments to its amended revolving credit facility if for any reason the Company is unable to meet its requirements or the Company may not be able to refinance its debt on terms that are acceptable, or at all.

The breach of any of these covenants or restrictions could result in a default under the indenture for its 2014 notes or its amended revolving credit facility. An event of default under its debt agreements would permit some of its lenders to declare all amounts borrowed from them to be due and payable.

The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products.

The Company’s industry is highly competitive. The Company competes not only against domestic and foreign yarn producers, but also against importers of foreign sourced fabric and apparel into the United States and other countries in which the Company does business. The Company’s major regional competitors are Nanya, Dillon, O’Mara, Inc., Spectrum, KOSA and AKRA, S.A. de C.V. in the polyester yarn segment and Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc. in the nylon yarn segment. The importation of garments and fabrics from lower wage-based countries and overcapacity throughout the world has resulted in lower net sales, gross profits and net income for both its polyester and nylon segments. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Because the Company, and the supply chain in which the Company operates, do not typically operate on the basis of long-term contracts with textile and apparel customers, these competitive factors could cause the Company’s customers to rapidly shift to other producers. A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor costs, lower raw materials and energy costs and favorable currency exchange rates against the U.S. dollar. If any of these advantages increase, the Company’s products could become less competitive, and its sales and profits may decrease as a result. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on value-added products, where the Company continues to generate higher margins. Competitive pressures may also intensify as a result of the gradual elimination of quotas and the potential elimination of duties. See “— Changes in the trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect on its business, net sales and profitability.” The Company, and the supply chain in which the Company operates, may therefore not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

Changes in the trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect on its business, net sales and profitability.

A number of sectors of the textile industry in which the Company sells its products, particularly apparel and home furnishings, are subject to intense foreign competition. Other sectors of the textile industry in which the Company sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations, quotas and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as China. Changes in such trade regulations, quotas and duties may make its products less attractive from a price standpoint than the goods of its competitors or the finished apparel products of a competitor in the supply chain, which could have a material adverse effect on the Company’s business, net sales and profitability. In addition, increased foreign capacity and imports that compete directly with its products could have a similar effect. Furthermore, one of the Company’s key business strategies is to expand its business within countries that are parties to free-trade agreements with the United States. Any relaxation of duties or other trade protections with respect to countries that are not parties to those free-trade agreements could therefore decrease the importance of the trade agreements and have a material adverse effect on its business, net sales and profitability. See “Item 1 — Business — Trade Regulation.”

The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

A significant portion of the Company’s raw materials are petroleum-based chemicals and a significant portion of its costs are energy costs. The prices for petroleum and petroleum-related products and energy costs are volatile and have recently increased significantly. While the Company frequently enters into raw material supply agreements, as is the general practice in its industry, these agreements typically provide for formula-based pricing. Therefore, its supply agreements provide only limited protection against price volatility. As a result, its production costs have increased significantly in recent times. While the Company has in the past matched cost increases with corresponding product price increases, the Company may not always be able to immediately raise product prices, and, ultimately, pass on underlying cost increases to its customers. The Company has in the past lost and expects that it will continue to lose, customers to its competitors as a result of these price increases. In addition, its competitors may be able to obtain raw materials at a lower cost due to market regulations. Additional raw material and energy cost increases that the Company is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer.

The Company depends on a limited number of third parties for certain raw material supplies, such as chip, TPA and MEG. Although alternative sources of raw materials exist, the Company may not continue to be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources when its existing supply agreements expire. In addition, the Company has in the past and may in the future experience interruptions or limitations in the supply of its raw materials, which would increase its product costs and could have a material adverse effect on its business, financial condition, results of operations or cash flows. For example, in the Louisiana area in 2005, Hurricane Katrina created shortages in the supply of paraxlyene, a feedstock used in polymer production, because refineries diverted production to mixed xylene to increase the supply of gasoline. As a result, supplies of paraxlyene were reduced, and prices increased. Additionally, five of the six refineries in Texas that produce MEG shut down, including the supplier to the Company’s Kinston operation due to Hurricane Rita. The supply of MEG was reduced, and prices increased as well. These disruptions had an adverse effect on the Company’s net sales and product costs. Any future disruption or curtailment in the supply of any of its raw materials could cause the Company to reduce or cease its production in general or require the Company to increase its pricing, which could have a material adverse effect on its business, financial condition, results of operations or cash flows. See “— The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.”

A decline in general economic or political conditions and changes in consumer spending could cause the Company’s sales and profits to decline.

The Company’s products are used in the production of fabrics primarily for the apparel, hosiery, home furnishing, automotive, industrial and other similar end-use markets. Demand for furniture and durable goods, such as automobiles, is often affected significantly by economic conditions. Demand for a number of categories of apparel also tends to be tied to economic cycles. Domestic demand for textile products therefore tends to vary with the business cycles of the U.S. economy as well as changes in global economic and political conditions. Future armed conflicts, terrorist activities or natural disasters in the United States or abroad and any consequent actions on the part of the U.S. government and others may cause general economic conditions in the United States to deteriorate or otherwise reduce U.S. consumer spending. A decline in general economic conditions or consumer confidence may also lead to significant changes to inventory levels and, in turn, replenishment orders placed with suppliers. These changing demands ultimately work their way through the supply chain and could adversely affect demand for the Company’s products and have a material adverse effect on its business, net sales and profitability.

Failure to successfully reduce the Company’s production costs may adversely affect its financial results.

A significant portion of the Company’s strategy relies upon its ability to successfully rationalize and improve the efficiency of its operations. In particular, the Company’s strategy relies on its ability to reduce its production costs in order to remain competitive. Over the past three years, the Company has consolidated multiple unprofitable businesses and production lines in an effort to match operating rates to the market; reduced overhead and supply costs; focused on optimizing the product mix amongst its reorganized assets; and made significant capital expenditures to more completely automate its production facilities, lessen the dependence on labor and decrease waste. If the Company is not able to continue to successfully implement cost reduction measures, or if these efforts do not generate the level of cost savings that it expects going forward or result in higher than expected costs, there could be a material adverse effect on its business, financial condition, results of operations or cash flows.

Changes in customer preferences, fashion trends and end-uses could have a material adverse effect on the Company’s business, net sales and profitability and cause inventory build-up if the Company is not able to adapt to such changes.

The demand for many of the Company’s products depends upon timely identification of consumer preferences for fabric designs, colors and styles. In the apparel sector, a failure by the Company or its customers to identify fashion trends in time to introduce products and fabrics consistent with those trends could reduce its sales and the acceptance of its products by its customers and decrease its profitability as a result of costs associated with failed product introductions and reduced sales. The Company’s nylon segment has been adversely affected by changing customer preferences that have reduced demand for sheer hosiery products. In all sectors, changes in customer preferences or specifications may cause shifts away from the products which the Company provides, which can also have an adverse effect on its business, net sales and profitability.

The Company has significant foreign operations and its results of operations may be adversely affected by currency fluctuations.

The Company has a significant operation in Brazil, operations in Colombia and joint ventures in China and Israel. The Company serves customers in Canada, Mexico, Israel and various countries in Europe, Central America, South America and South Africa. Foreign operations are subject to certain political, economic and other uncertainties not encountered by its domestic operations that can materially affect sales, profits, cash flows and financial position. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political risks, general economic risks, required compliance with a variety of foreign laws, including tax laws, the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to the Company or any of its U.S. subsidiaries, maintenance of minimum capital requirements and import and export controls. Through its foreign operations, the Company is also exposed to currency fluctuations and exchange rate risks. Because a significant amount of its costs incurred to generate the revenues of its foreign operations are denominated in local currencies, while the majority of its sales are in U.S. dollars, the Company has in the past been adversely impacted by the appreciation of the local currencies relative to the U.S. dollar, and currency exchange rate fluctuations could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company has translated its revenues and expenses denominated in local currencies into U.S. dollars at the average exchange rate during the relevant period and its assets and liabilities denominated in local currencies into U.S. dollars at the exchange rate at the end of the relevant period. Fluctuations in the foreign exchange rates will affect period-to-period comparisons of its reported results. Additionally, the Company operates in countries with foreign exchange controls. These controls may limit its ability to repatriate funds from its international operations and joint ventures or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect the Company’s ability to access cash from these operations.

The Company may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that the Company violated the Foreign Corrupt Practices Act could have a material adverse effect on its business.

To the extent that the Company operates outside the United States, it is subject to the Foreign Corrupt Practices Act (the “FCPA”) which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, the Company may be held liable for actions taken by its strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that the Company violated the FCPA could result in sanctions that could have a material adverse effect on its business.

The Company’s business could be negatively impacted by the financial condition of its customers.

The U.S. textile and apparel industry faces many challenges. Overcapacity, volatility in raw material pricing, and intense pricing pressures has led to the closure of many domestic textile and apparel plants. Continued negative industry trends may result in the deteriorating financial condition of its customers. Certain of the Company’s customers are experiencing financial difficulties. The loss of any significant portion of its sales to any of these customers could have a material adverse impact on its business, results of operations, financial condition or cash flows. In addition, any receivable balances related to its customers would be at risk in the event of their bankruptcy.

As one of the many participants in the U.S. and regional textile and apparel supply chain, the Company’s business and competitive position are directly impacted by the business and financial condition of the other participants across the supply chain in which it operates, including other regional yarn manufacturers, knitters and weavers. If other supply chain participants are unable to access capital, fund their operations and make required technological and other investments in their businesses or experience diminished demand for their products, there could be a material adverse impact on the Company’s business, financial condition, results of operations or cash flows.

Failure to implement future technological advances in the textile industry or fund capital expenditure requirements could have a material adverse effect on the Company’s competitive position and net sales.

The Company’s operating results depend to a significant extent on its ability to continue to introduce innovative products and applications and to continue to develop its production processes to be a competitive producer. Accordingly, to maintain its competitive position and its revenue base, the Company must continually modernize its manufacturing processes, plants and equipment. To this end, the Company has made significant investments in its manufacturing infrastructure over the past fifteen years and does not currently anticipate any significant additional capital expenditures to replace or expand its production facilities over the next five years. Accordingly, the Company expects its capital requirements in the near term will be used primarily to maintain its manufacturing operations, but the Company may nevertheless require significant capital expenditures for expansion purposes. Future technological advances in the textile industry may result in the availability of new products or increase the efficiency of existing manufacturing and distribution systems, and the Company may not be able to adapt to such technological changes or offer such products on a timely basis or establish or maintain competitive positions. Existing, proposed or yet undeveloped technologies may render its technology less profitable or less viable, and the Company may not have available the financial and other resources to compete effectively against companies possessing such technologies. To the extent sources of funds are insufficient to meet its ongoing capital improvement requirements, the Company would need to seek alternative sources of financing or curtail or delay capital spending plans. The Company may not be able to obtain the necessary financing when needed or on terms acceptable to us. The Company is unable to predict which of the many possible future products and services will meet the evolving industry standards and consumer demands. If the Company fails to make the capital improvements necessary to continue the modernization of its manufacturing operations and reduction of its costs, its competitive position may suffer, and its net sales may decline.

Unforeseen or recurring operational problems at any of the Company’s facilities may cause significant lost production, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company’s manufacturing process could be affected by operational problems that could impair its production capability. Each of its facilities contains complex and sophisticated machines that are used in its manufacturing process. Disruptions at any of its facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any of its machines; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties; or other operational problems. Any prolonged disruption in operations at any of its facilities could cause significant lost production, which would have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company has made and may continue to make investments in entities that it does not control.

The Company has established joint ventures and made minority interest investments designed to increase its vertical integration, increase efficiencies in its procurement, manufacturing processes, marketing and distribution in the United States and other markets. The Company’s principal joint ventures and minority investments include UNF, Unifi-SANS Technical Fibers, LLC (“USTF”), PAL and Yihua Unifi Fibre Industry Company Limited (“YUFI”). See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Joint Ventures and Other Equity Investments.” The Company’s inability to control entities in which it invests may affect its ability to receive distributions from those entities or to fully implement its business plan. The incurrence of debt or entry into other agreements by an entity not under its control may result in restrictions or prohibitions on that entity’s ability to pay dividends or make other distributions. Even where these entities are not restricted by contract or by law from making distributions, the Company may not be able to influence the occurrence or timing of such distributions. In addition, if any of the other investors in these entities fails to observe its commitments, that entity may not be able to operate according to its business plan or the Company may be required to increase its level of commitment. If any of these events were to occur, its business, results of operations, financial condition or cash flows could be adversely affected. Because the Company does not own a majority or maintain voting control of these entities, the Company does not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from the Company’s, and they may cause such entities to take actions which are not in its best interest. If the Company is unable to maintain its relationships with its partners in these entities, the Company could lose its ability to operate in these areas which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company’s acquisition strategy may not be successful, which could adversely affect its business.

The Company has expanded its business partly through acquisitions and anticipates that it will continue to make selective acquisitions. The Company’s acquisition strategy is dependent upon the availability of suitable acquisition candidates, obtaining financing on acceptable terms, and its ability to comply with the restrictions contained in its debt agreements. Acquisitions may divert a significant amount of management’s time away from the operation of its business. Future acquisitions may also have an adverse effect on its operating results, particularly in the fiscal quarters immediately following their completion while the Company integrates the operations of the acquired business. Growth by acquisition involves risks that could have a material adverse effect on business and financial results, including difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees and customers of acquired companies. Once integrated, acquired operations may not achieve the levels of revenues, profitability or productivity comparable with those achieved by its existing operations, or otherwise perform as expected. While the Company has experience in identifying and integrating acquisitions, the Company may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue its acquisition strategy or complete acquisitions on satisfactory terms or at all. Even if the Company successfully completes an acquisition, it may not be able to integrate it into its business satisfactorily or at all.

Increases of illegal transshipment of textile and apparel goods into the United States could have a material adverse effect on the Company’s business.

There has been a significant increase recently in illegal transshipments of apparel products into the United States. Illegal transshipment involves circumventing quotas by falsely claiming that textiles and apparel are a product of a particular country of origin or include yarn of a particular country of origin to avoid paying higher duties or to receive benefits from regional free-trade agreements, such as NAFTA and CAFTA. If illegal transshipment is not monitored and enforcement is not effective, these shipments could have a material adverse effect on its business.

The Company is subject to many environmental and safety regulations that may result in significant unanticipated costs or liabilities or cause interruptions in its operations.

The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the use or cleanup of hazardous substances and wastes. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations of or compliance requirements arising under environmental laws, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company’s operations could result in violations of environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, the Company could incur material costs.

In addition, the Company could incur significant expenditures in order to comply with existing or future environmental or safety laws. For example, the land associated with the Kinston acquisition is leased pursuant to a 99 year Ground Lease with DuPont. Since 1993, DuPont has been investigating and cleaning up the Kinston Site under the supervision of the EPA and the North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action Program. The Corrective Action Program requires DuPont to identify all potential areas of environmental concern, known as solid waste management units or areas of concern, assess the extent of contamination at the identified areas and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the solid waste management units and areas of concern previously addressed by DuPont and at any other areas at the plant. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to contaminated solid waste management units and areas of concern or the extent of any potential liability for the same. Accordingly, the possibility that the Company could face material clean-up costs in the future relating to the Kinston facility cannot be eliminated. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental or safety matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on its operations. Therefore, capital expenditures beyond those currently anticipated may be required under existing or future environmental or safety laws. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Environmental Liabilities.”

Furthermore, the Company may be liable for the costs of investigating and cleaning up environmental contamination on or from its properties or at off-site locations where the Company disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated the purchase of its businesses. If significant previously unknown contamination is discovered, existing laws or their enforcement change or its indemnities do not cover the costs of investigation and remediation, then such expenditures could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Health and safety regulation costs could increase.

The Company’s operations are also subject to regulation of health and safety matters by the United States Occupational Safety and Health Administration and comparable statutes in foreign jurisdictions where the

Company operates. The Company believes that it employs appropriate precautions to protect its employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. However, claims that may be asserted against the Company for work-related illnesses or injury, and changes in occupational health and safety laws and regulations in the United States or in foreign jurisdictions in which the Company operates could increase its operating costs. The Company is unable to predict the ultimate cost of compliance with these health and safety laws and regulations. Accordingly, the Company may become involved in future litigation or other proceedings or be found to be responsible or liable in any litigation or proceedings, and such costs may be material to us.

The Company’s business may be adversely affected by adverse employee relations.

The Company employs approximately 3,300 employees, approximately 2,900 of which are domestic employees and approximately 400 of which are foreign employees. While employees of its foreign operations are generally unionized, none of its domestic employees are currently covered by collective bargaining agreements. The failure to renew collective bargaining agreements with employees of the Company’s foreign operations and other labor relations issues, including union organizing activities, could result in an increase in costs or lead to a strike, work stoppage or slow down. Such labor issues and unrest by its employees could have a material adverse effect on the Company’s business.

The Company depends on the continued services of key managers and employees.

The Company’s ability to maintain its competitive position is dependent to a large degree on the services of its senior management team, including its Chief Executive Officer, Mr. Parke, and its Chief Operating Officer and Chief Financial Officer, Mr. Lowe. The Company currently does not have any employment agreements with its senior management team other than Mr. Parke and Mr. Lowe, and cannot assure investors that any of these individuals will remain with it. The Company currently does not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of its senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on its business.

The Company’s future financial results could be adversely impacted by asset impairments or other charges.

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is required to assess the impairment of the Company’s long-lived assets, such as plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. When the Company determines that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more impairment indicators, the Company then measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In accordance with SFAS No. 144, any such impairment charges will be recorded as operating losses. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Impairment of Long-Lived Assets.”

In addition, the Company evaluates the net values assigned to various equity investments it holds, such as its investment in YUFI, PAL, USTF and UNF, in accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB No. 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss. Any such impairment losses will be recorded as operating losses. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Joint Ventures and Other Equity Investments” for more information regarding the Company’s equity investments.

Any operating losses resulting from impairment charges under SFAS No. 144 or APB No. 18 could have an adverse effect on its net income and therefore the market price of its securities, including its common stock.

The Company’s business could be adversely affected if the Company fails to protect its intellectual property rights.

The Company’s success depends in part on its ability to protect its intellectual property rights. The Company relies on a combination of patent, trademark, and trade secret laws, licenses, confidentiality and other agreements to protect its intellectual property rights. However, this protection may not be fully adequate: its intellectual property rights may be challenged or invalidated, an infringement suit by the Company against a third party may not be successful and/or third parties could design around its technology or adopt trademarks similar to its own. In addition, the laws of some foreign countries in which its products are manufactured and sold do not protect intellectual property rights to the same extent as the laws of the United States. Although the Company routinely enters into confidentiality agreements with its employees, independent contractors and current and potential strategic and joint venture partners, among others, such agreements may be breached, and the Company could be harmed by unauthorized use or disclosure of its confidential information. Further, the Company licenses trademarks from third parties, and these agreements may terminate or become subject to litigation. Its failure to protect its intellectual property could materially and adversely affect its competitive position, reduce revenue or otherwise harm its business. The Company may also be accused of infringing or violating the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of its personnel. Should the Company be found liable for infringement, the Company may be required to enter into licensing arrangements (if available on acceptable terms or at all) or pay damages and cease selling certain products or using certain product names or technology. The Company’s failure to prevail in any intellectual property litigation could materially adversely affect its competitive position, reduce revenue or otherwise harm its business.

Forward-Looking Statements

Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things, the risks described under the caption “Item 1A — Risk Factors” above and:

•	the competitive nature of the textile industry and the impact of worldwide competition;

•	changes in the trade regulatory environment and governmental policies and legislation;

•	the availability, sourcing and pricing of raw materials;

•	general domestic and international economic and industry conditions in markets where the Company competes, such as recession and other economic and political factors over which the Company has no control;

•	changes in consumer spending, customer preferences, fashion trends and end-uses;

•	its ability to reduce production costs;

•	changes in currency exchange rates, interest and inflation rates;

•	the financial condition of its customers;

•	technological advancements and the continued availability of financial resources to fund capital expenditures;

•	the operating performance of joint ventures, alliances and other equity investments;

•	the impact of environmental, health and safety regulations; and

•	employee relations.

These forward-looking statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include those discussed above or in “Item 1A — Risk Factors.” New risks can emerge from time to time. It is not possible for the Company to predict all of these risks, nor can it assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. The Company will not update these forward-looking statements, even if its situation changes in the future, except as required by federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Following is a summary of principal properties owned or leased by the Company as of June 25, 2006:

Location	Description

Polyester Segment Properties:

Domestic:
Yadkinville, NC	Five plants and three warehouses
Kinston, NC	One plant and one warehouse
Reidsville, NC	One plant
Mayodan, NC	One plant
Staunton, VA	One plant and one warehouse

Foreign:
Alfenas, Brazil	One plant and one warehouse
Sao Paulo, Brazil	One corporate office

Nylon Segment Properties:

Domestic
Madison, NC	One plant
Fort Payne, AL	One central distribution center

Foreign:
Bogota, Colombia	One plant

In addition to the above properties, the corporate administrative office for each of its segments is located at 7201 West Friendly Ave. in Greensboro, North Carolina. Such property consists of a building containing approximately 100,000 square feet located on a tract of land containing approximately 9 acres.

All of the above facilities are owned in fee simple, with the exception of a plant in Mayodan, North Carolina which is leased from a financial institution pursuant to a sale-leaseback agreement entered into on May 20, 1997, as amended; one warehouse in Staunton, Virginia, one warehouse in Kinston, North Carolina and one office in Sao Paulo, Brazil. Management believes all the properties are well maintained and in good condition. In fiscal year 2006, the Company’s manufacturing plants in the U.S. and Brazil operated below capacity. Accordingly, management does not perceive any capacity constraints in the foreseeable future.

In March 2006 the Company classified several properties as assets held for sale. During the fourth quarter of fiscal year 2006, the Company sold an idle manufacturing facility in Staunton, Virginia and a central distribution center in Madison, North Carolina. The remaining assets held for sale are not included in the property listing table above.

The Company also leases two manufacturing facilities to other manufacturers, one of which is leased to USTF, a joint venture in which the Company is a 50% owner.

Item 3.	Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended June 25, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a description of the name, age, position and offices held, and the period served in such position or offices for each of the executive officers of the Company.

Chairman of the Board and Chief Executive Officer

BRIAN R. PARKE — Age: 58 — Mr. Parke has been the Chief Executive Officer of the Company since January 2000 and the President of the Company since 1999. Mr. Parke has also been the Chairman of the Board of Directors since 2004. Prior to that, Mr. Parke had been the President and Chief Operating Officer of the Company since January 1999 and the Manager or President of its former Irish subsidiary (Unifi Textured Yarns Europe Limited) since its acquisition by the Company in 1984. Additionally, Mr. Parke had been a Vice President of the Company since October 1993. Mr. Parke was elected to the Company’s Board of Directors in July 1999.

Vice Presidents

WILLIAM M. LOWE, JR. — Age: 53 — Mr. Lowe has been Vice President and Chief Financial Officer of the Company since January 2004 and Chief Operating Officer of the Company since April 2004. Prior to being employed by the Company, Mr. Lowe was Executive Vice President and Chief Financial Officer of Metaldyne Corporation, an automotive component and systems manufacturer from 2001 to 2003. From 1991 to 2001 Mr. Lowe held various financial positions at Arvinmeritor, Inc. a diversified manufacturer of automotive components and systems.

R. ROGER BERRIER — Age: 37 — Mr. Berrier has been the Vice President of Commercial Operations of the Company since April 2006. Prior to that, Mr. Berrier had been the Commercial Operations Manager responsible for Corporate Product Development, Marketing and Brand Sales Management since April 2004. Mr. Berrier joined the Company in 1991 and has held various management positions within operations, including International Operations, Machinery Technology, Research & Development and Quality Control.

THOMAS H. CAUDLE, JR. — Age: 54 — Mr. Caudle has been the Vice President of Global Operations of the Company since April 2003. Prior to that, Mr. Caudle had been Senior Vice President in charge of manufacturing for the Company since July 2000 and Vice President of Manufacturing Services of the Company since January 1999. Mr. Caudle has been an employee of the Company since 1982.

BENNY L. HOLDER — Age: 44 — Mr. Holder has been the Vice President and Chief Information Officer of the Company since January 2001, and has been an employee of the Company since January 1995. Mr. Holder has held various management positions within the Company’s information technology group since joining the Company, overseeing all of the Company’s information technology operations as Managing Director from June 1999 until January 2001. Prior to joining the Company, Mr. Holder held various management positions in the information technology departments of Memorex Telex from 1990 until 1994 and Revlon, Inc. from 1994 until 1995.

WILLIAM L. JASPER — Age: 53 — Mr. Jasper has been the Vice President of Sales since April 2006. Prior to that, Mr. Jasper was the General Manager of the Polyester segment, having responsibility for all natural polyester businesses. He joined the Company with the purchase of the Kinston polyester POY assets from INVISTA in September 2004. Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business. Prior to that, Mr. Jasper held various management positions in Operations, Technology, Sales and Business for DuPont since 1980.

CHARLES F. MCCOY — Age: 42 — Mr. McCoy has been the Vice President, Secretary and General Counsel of the Company since October 2000, the Corporate Compliance Officer of the Company since 2002 and the Corporate Governance Officer of the Company since 2004. Mr. McCoy became an employee of the Company in January 2000, when he joined the Company as its Assistant Secretary and General Counsel. Prior to that, Mr. McCoy was a partner with the law firm of Frazier, Frazier & Mahler, LLP, the firm serving as outside counsel to the Company.

These executive officers, unless otherwise noted, were elected by the Board of Directors of the Registrant at the Annual Meeting of the Board of Directors held on October 19, 2005. Each executive officer was elected to serve until the next Annual Meeting of the Board of Directors or until his successor was elected and qualified. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “UFI.” The following table sets forth the high and low sales prices of the Company’s common stock as reported on the NYSE Composite Tape for the Company’s two most recent fiscal years.

	High	Low

Fiscal year 2005:
First quarter ended September 26, 2004	$3.24	$1.80
Second quarter ended December 26, 2004	4.05	2.00
Third quarter ended March 27, 2005	4.55	3.02
Fourth quarter ended June 26, 2005	4.12	2.75
Fiscal year 2006:
First quarter ended September 25, 2005	$4.49	$3.33
Second quarter ended December 25, 2005	3.49	2.33
Third quarter ended March 26, 2006	3.37	2.82
Fourth quarter ended June 25, 2006	3.76	2.84

As of September 5, 2006 there were approximately 515 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are approximately 4,200 beneficial owners of its common stock.

No dividends were paid in the past two fiscal years and none are expected to be paid in the foreseeable future. The indenture governing the 2014 notes and the Company’s amended revolving credit facility restrict its ability to pay dividends or make distributions on its capital stock. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long-Term Debt — Senior Secured Notes” and “— Amended Revolving Credit Facility.”

The following table summarizes information as of June 25, 2006 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans:

	(a)	(b)	(c)
Number of Securities Remaining
	Number of Shares to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	3,946,341	$6.85	2,218,460
Equity compensation plans not approved by shareholders	—	—	—

Total	3,946,341	$6.85	2,218,460

Under the terms of the 1999 Unifi Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”), the maximum number of shares to be issued was approved at 6,000,000. Of the 6,000,000 shares approved for issuance, no more than 3,000,000 may be issued as restricted stock. To date, 258,466 shares have been issued as restricted stock and are deemed to be outstanding. Any option or restricted stock that is forfeited may be reissued under the terms of the plan. The amount forfeited or canceled is included in the number of securities remaining available for future issuance in column (c) in the above table.

During the fiscal quarter ended June 25, 2006, the maximum number of shares available for purchase under Company plans or programs were 6,807,241. The Company did not make any repurchases under such plans or programs during this time.

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

For information regarding the Company’s equity compensation plans, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

	June 25, 2006	June 26, 2005	June 27, 2004	June 29, 2003	June 30, 2002
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(Amounts in thousands, except per share data)

Summary of Operations:
Net sales	$738,825	$793,796	$666,383	$747,681	$813,635
Cost of sales	696,055	762,717	625,983	675,829	739,623
Selling, general and administrative expenses	41,534	42,211	45,963	48,182	44,707
Provision for bad debts	1,256	13,172	2,389	3,812	6,285
Interest expense	19,247	20,575	18,698	19,736	22,948
Interest income	(4,489)	(2,152)	(2,152)	(1,420)	(2,260)
Other (income) expense, net	(3,118)	(2,300)	(2,590)	(115)	4,129
Equity in (earnings) losses of unconsolidated affiliates	(825)	(6,938)	6,877	(10,728)	1,659
Minority interest (income) expense	—	(530)	(6,430)	4,769	—
Restructuring charges (recovery)(1)	(254)	(341)	8,229	10,597	—
Arbitration costs and expenses(2)	—	—	182	19,185	1,129
Alliance plant closure costs (recovery)(3)	—	—	(206)	(3,486)	—
Write down of long-lived assets(4)	2,366	603	25,241	—	—
Goodwill impairment(5)	—	—	13,461	—	—
Loss on early extinguishment of debt(6)	2,949	—	—	—	—

Loss from continuing operations before income taxes and extraordinary item	(15,896)	(33,221)	(69,262)	(18,680)	(4,585)
Benefit for income taxes	(1,170)	(13,483)	(25,113)	(2,590)	(2,132)

Loss from continuing operations before extraordinary Item	(14,726)	(19,738)	(44,149)	(16,090)	(2,453)
Income (loss) from discontinued operations, net of tax	360	(22,644)	(25,644)	(11,087)	(3,621)

Loss before extraordinary item and cumulative effect of accounting change	(14,366)	(42,382)	(69,793)	(27,177)	(6,074)
Extraordinary gain — net of taxes of $0(7)	—	1,157	—	—	—
Cumulative effect of accounting change, net of tax(8)	—	—	—	—	(37,851)

Net loss	$(14,366)	$(41,225)	$(69,793)	$(27,177)	$(43,925)

Per Share of Common Stock: (basic and diluted)
Loss from continuing operations	$(.28)	$(.38)	$(.85)	$(.30)	$(.05)
Income (loss) from discontinued operations, net of tax	—	(.43)	(.49)	(.21)	(.06)
Extraordinary gain — net of taxes of $0	—	.02	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	—	(.71)

Net loss	$(.28)	$(.79)	$(1.34)	$(.51)	$(.82)

	June 25, 2006	June 26, 2005	June 27, 2004	June 29, 2003	June 30, 2002
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(Amounts in thousands, except per share data)

Balance Sheet Data:
Working capital	$179,540	$242,440	$236,881	$183,973	$167,469
Gross property, plant and equipment	916,337	955,459	943,555	978,200	961,327
Total assets	732,637	845,375	872,535	1,002,201	1,019,555
Long-term debt and other obligations	202,110	259,790	263,779	259,395	280,267
Shareholders’ equity	382,953	383,575	401,901	479,748	498,040

(1)	During fiscal year 2003, the Company developed a plan of reorganization that resulted in the termination of management and production level employees. In fiscal year 2004, the Company recorded a restructuring charge which consisted of severance and related employee termination costs and facility closure costs.

(2)	The arbitration costs and expenses include the award owed by the Company to DuPont as a result of an arbitration panel ruling in June 2003 and professional fees incurred.

(3)	In fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility which was in accordance with the Company’s manufacturing alliance with DuPont. During fiscal year 2003, the project was substantially complete; and as a result, the Company obtained updated cost estimates which resulted in reductions to the reserve.

(4)	In fiscal year 2004, management performed impairment testing for the domestic textured polyester business due to the continued challenging business conditions and reduction in volume and gross profit. As a result, management determined that the assets were in fact impaired, resulting in a charge of $25.2 million.

(5)	In fiscal year 2004, management performed an impairment test for the entire domestic polyester segment. As a result of the testing, the Company recorded a goodwill impairment charge of $13.5 million to reduce the segment’s goodwill to $0.

(6)	In April 2006, the Company commenced a tender offer for all of its outstanding 2008 notes. In May 2006, the Company issued $190 million of notes due in 2014. The $2.9 million charge related to the fees associated with the tender offer as well as the unamortized bond issuance costs on the 2008 notes.

(7)	In fiscal year 2005, the Company completed its acquisition of the INVISTA polyester POY manufacturing assets located in Kinston, North Carolina, including inventories, valued at $24.4 million. As part of the acquisition, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility. At that time, the Company recorded a reserve of $10.7 million in related severance costs and $0.4 million in restructuring costs which were recorded as assumed liabilities in purchase accounting; and therefore, had no impact on the Consolidated Statements of Operations. As of March 27, 2005, both lines were successfully shut down and a reduction in the original restructuring estimate for severance was recorded. As a result of the reduction to the restructuring reserve, a $1.2 million extraordinary gain, net of tax, was recorded.

(8)	The 2002 fiscal year cumulative effect of accounting change represents the write-off of goodwill associated with the nylon reporting segment. Upon adoption of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company wrote off $46.3 million ($37.9 million after tax) or $.71 per diluted share of the unamortized balance of the goodwill associated with the nylon business segment as of June 25, 2001, as a cumulative effect of an accounting change.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that reflect management’s current expectations, estimates and projections. Actual results for the Company could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in “Forward-Looking Statements” above in “Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Business Overview

The Company is a diversified producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. Unifi adds value to the supply chain and enhances consumer demand for its products through the development and introduction of branded yarns that provide unique performance, comfort and aesthetic advantages. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and nylon covered spandex products. Unifi sells its products to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products.

Polyester Segment.  The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, hosiery, home furnishings, automotive, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil, Colombia and the United States, which has the largest operations and number of locations. For fiscal years 2006, 2005, and 2004 polyester segment net sales were $566.4 million, $587.0 million, and $481.9 million, respectively.

Nylon Segment.  The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in the United States and Colombia. For fiscal years 2006, 2005, and 2004 nylon segment net sales were $172.5 million, $206.8 million, and $184.5 million, respectively.

Sourcing Segment.  In July 2005, the Company announced its decision to exit the sourcing business, and as of the end of fiscal year 2006 the Company had fully liquidated the business. All periods have been presented as discontinued operations in accordance with generally accepted accounting principles in the United States (“GAAP”).

The Company’s fiscal year is the 52 or 53 weeks ending in the last Sunday in June. Fiscal years 2006, 2005 and 2004 had 52 weeks.

Line Items Presented

Net sales.  Net sales include amounts billed by the Company to customers for products, shipping and handling, net of allowances for rebates. Rebates may be offered to specific large volume customers for purchasing certain quantities of yarn over a prescribed time period. The Company provides for allowances associated with rebates in the same accounting period the sales are recognized in income. Allowances for rebates are calculated based on sales to customers with negotiated rebate agreements with the Company. Non-defective returns are deducted from revenues in the period during which the return occurs. The Company records allowances for customer claims based upon its estimate of known claims and its past experience for unknown claims.

Cost of sales.  The Company’s cost of sales consists of direct material, delivery and other manufacturing costs, including labor and overhead, depreciation and amortization expense with respect to manufacturing assets, fixed asset depreciation, amortization of intangible assets and reserves for obsolete and slow-moving inventory. Cost of sales also includes amounts directly related to providing technological support to the Company’s Chinese joint venture discussed below.

Selling, general and administrative expenses.  The Company’s selling, general and administrative expenses consist of selling expense (which includes sales staff salaries and bonuses), advertising and promotion (which includes direct marketing expenses) and administrative expense (which includes corporate expenses and bonuses). In addition, selling, general and administrative expenses also include depreciation and amortization with respect to certain corporate administrative assets.

Recent Developments and Outlook

Although the global textile and apparel industry continues to grow, the U.S. textile and apparel industry has contracted since 1999, caused primarily by intense foreign competition in finished goods on the basis of price, resulting in ongoing U.S. domestic overcapacity, many producers moving their operations offshore and the closure of many domestic textile and apparel plants. More recently, the U.S. textile and apparel industry has continued to decline although it has been experiencing low negative growth rates. In addition, due to consumer preferences, demand for sheer hosiery products has declined significantly in recent years, which negatively impacts nylon manufacturers. Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past several years. These challenges continue to impact the U.S. textile and apparel industry, and the Company expects that they will continue to impact the U.S. textile and apparel industry for the foreseeable future. The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings to shift to more premium value-added products, to exploit the free-trade agreements to which the United States is a party and to implement cost saving strategies which will improve its operating efficiencies. The continued viability of the U.S. domestic textile and apparel industry is dependent, to a large extent, on the international trade regulatory environment. For the most part, because of protective duties currently in place and NAFTA, CAFTA, CBI, ATPA and other free-trade agreements or duties preference programs, the Company has not experienced significant declines in its market share due to the importation of Asian products.

The Company is also highly committed and dedicated to identifying strategic opportunities to participate in the Asian textile market, specifically China, where the growth rate is estimated to be within a range of 7% to 9%. As further discussed below in “— Joint Ventures and Other Equity Investments,” the Company has invested $30.0 million in a joint venture in China to manufacture, process and market polyester filament yarn.

During fiscal year 2006, the Company continued its focus away from selling large volumes of products in order to focus on making each product line profitable. The Company has identified unprofitable product lines and raised sales prices accordingly. In some cases, this strategy has resulted in reduced sales of these products or even the elimination of the unprofitable product lines. The Company expects that the reduction of these unprofitable businesses will improve its future operating results. This program has resulted in significant restructuring charges in recent periods, and additional losses of volume associated with these actions may require additional plant consolidations in the future, which may result in further restructuring charges.

The Company entered into a manufacturing alliance with DuPont in June 2000 to produce polyester POY at DuPont’s facility in Kinston and at the Company’s facility in Yadkinville, North Carolina. DuPont later transferred its interest in this alliance to Invista, Inc. This alliance resulted in significant annual benefits to the Company of approximately $30 million, consisting of reductions in fixed costs, variable costs savings and product development enrichment. On September 30, 2004, the Company acquired the Kinston facility, including inventories, for approximately $24.4 million, in the form of a note payable to Invista (the “Kinston acquisition’’). The Company closed two of the Kinston facility’s four production lines, increased efficiency and automation and reduced the workforce. See “— Corporate Restructurings.” The acquisition resulted in the termination of the Company’s alliance with DuPont. As a result of the Kinston acquisition, the Company’s results for periods subsequent to the Kinston acquisition will not be fully comparable to its results for the prior periods, which include the annual benefit of the alliance.

The impact of Hurricane Katrina on the oil refineries in the Louisiana area in August 2005 created shortages of supply of gasoline and as a result a shortage of paraxlyene, a feedstock used in polymer production in its polyester segment, because producers diverted production to mixed xlyene to increase the supply of gasoline. As a result, while supplies were tight, paraxlyene continued to be available at a much higher price. During September 2005, the Company received notices from several raw material suppliers declaring force majeure under its contracts and increasing the price the Company paid under those contracts effective September 1, 2005. As a result of this increase, and other energy-related cost increases, the Company imposed a 14 cents per pound surcharge on its polyester products in an effort to maintain its margins. Throughout the second quarter of fiscal year 2006, the surcharge stayed in effect at different levels as raw material prices declined. In other operations that have a high usage of natural gas, the Company also increased sales prices effective November 1, 2005 to compensate for the increase in utility costs.

Though polyester raw material prices declined during the end of the second quarter of fiscal year 2006, a different set of paraxylene industry dynamics emerged during the third quarter of fiscal year 2006 that led to further increases of raw material prices. Polyester raw material prices once again increased during the last two quarters of fiscal year 2006 and continue to be steady. The belief is that the pressure from strong gasoline demand coupled with the phase out of Methyl Tert-butyl Ether (“MTBE”) from gasoline has had an impact on paraxylene pricing as it has raised the value of mixed xylenes (feedstock to paraxylene) as a blend component for gasoline, as xylenes are diverted into gasoline as a replacement for MTBE.

Hurricane Rita shut down five of the six refineries in Texas that produce MEG in September 2005, including the supplier to the Company’s Kinston polyester filament manufacturing operation. In addition, an unrelated accident closed one of the supplier’s facilities in early October 2005. With five of the six facilities closed, the supply of MEG in the marketplace became temporarily tight, and MEG became unavailable at historical prices. At the time of Hurricane Rita, the Company had approximately 22 days of inventory of MEG. The Company started purchasing MEG on the spot market and trucking the MEG to Kinston, which increased its costs compared to its more economical method of transportation by railroad.

The Company successfully managed through these transportation and access issues to meet its delivery commitments. As of the close of the second quarter of fiscal year 2006, the availability of raw materials had returned to normal levels, but pricing had not returned to pre-hurricane levels. Effective January 1, 2006, the Company removed the surcharge on its products and instituted a price increase to maintain its margins.

In spite of the Company’s ability to pass to its customers nearly all of the cost increases resulting from the 2005 hurricanes and the associated supply shortages, revenues in the polyester segment for the second and third quarters of fiscal year 2006 were lower than for the comparable period in fiscal year 2005 due to lower overall purchases by its customers because of the increased prices. The polyester segment revenues lost during the second and third quarters of fiscal year 2006 have not been fully offset by increased orders in subsequent periods. In addition to the decrease in overall polyester segment revenues, increased prices also resulted in smaller order size for the polyester segment products during the second quarter of fiscal year 2006, as customers sought to purchase only their minimum requirements during the supply disruption period. Smaller order sizes affected margins negatively during that period, as repeated changes in production lines increased per-unit costs for smaller orders. As a result, in February 2006, the Company instituted small order pricing surcharges to offset this effect on margins.

On April 28, 2006, the Company commenced a tender offer for all of its then outstanding $250 million in aggregate principal amount of 2008 notes simultaneously with a consent solicitation from the holders of the 2008 notes to remove substantially all of the restrictive covenants and certain events of default under the indenture governing the 2008 notes. The tender offer expired on May 25, 2006, and $248.7 million in aggregate principal amount of 2008 notes were tendered in the tender offer, representing 99.5% of the then outstanding aggregate principal amount of 2008 notes. The tender consideration was 100% of the principal amount of 2008 notes validly tendered plus accrued but unpaid interest to, but not including, May 26, 2006. The Company paid a total consideration of $253.9 million for the tendered 2008 notes and accrued interest. The proceeds from the sale of the 2014 notes were used to fund, in part, the purchase price for the tendered 2008 notes. The $1.3 million in aggregate principal amount of 2008 notes that were not tendered and purchased in the tender offer remain outstanding in accordance with their amended terms.

On May 26, 2006 the Company issued $190 million in aggregate principal amount of 2014 notes. Interest is payable on the notes on May 15 and November 15 of each year, beginning on November 15, 2006. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under its amended revolving credit facility on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that secure the Company’s amended revolving credit facility on a first-priority basis. In connection with the issuance, the Company incurred $6.8 million in professional fees and other expenses which will be amortized to expense over the life of the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at June 25, 2006 was approximately $182.4 million.

Concurrently with the closing of the offering of the 2014 notes, the Company amended its existing senior secured asset-based revolving credit facility to extend its maturity to 2011, permit the 2014 notes offering, give the Company the ability to request that the borrowing capacity be increased up to $150 million under certain circumstances and revise some of its other terms and covenants. The Company drew $3.0 million under its amended revolving credit facility to fund, in part, the purchase price of the tendered 2008 notes. The remainder of the purchase price of the tender 2008 notes was funded with cash on hand of $55.7 million.

Key Performance Indicators

The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:

•	sales volume, which are an indicator of demand;

•	margins, which are an indicator of product mix and profitability;

•	net loss before interest, taxes, depreciation and amortization and loss or income from discontinued operations (“EBITDA”), which is an indicator of its ability to pay debt; and

•	working capital of each business unit as a percentage of sales, which is an indicator of its production efficiency and ability to manage its inventory and receivables.

Corporate Restructurings

Over the last three fiscal years, the Company has focused on reducing costs throughout its operations and continuing to improve working capital. The Company closed one of its air-jet texture operations in Altamahaw, North Carolina in mid-2004. The Company closed its dyed facility in Manchester, England, in June 2004. On July 28, 2004, the Company announced the closing of its European manufacturing operations and associated sales offices. The Company ceased its manufacturing operations in Ireland on October 31, 2004. The Company ceased all other European operations by June 2005 and sold the real property, plant and equipment of its European division in fiscal year 2005 and 2006 for total proceeds of $38.0 million that resulted in a net gain of approximately $4.6 million. In connection with these closings and consolidations, the Company significantly reduced its workforce. As a result, the Company incurred a restructuring charge of $27.7 million in fiscal year 2004 for employee severance costs, fixed asset write-offs associated with the closure of the dyed facility in Manchester and lease related costs associated with the closure of the air-jet texture operation in North Carolina. All payments, excluding lease related payments which continue until May 2008, have been paid and the Company reclassified the financial results of its UK and Ireland facilities as “discontinued operations” for all periods prescribed in its financial statements.

On October 19, 2004, the Company announced plans to close two production lines and downsize its facility in Kinston, North Carolina, which had been acquired in September 2004. During the second quarter of fiscal year 2005, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, was not recorded as a restructuring expense in the Company’s consolidated statements of operations. During the third quarter of fiscal year 2005, the Company completed the closure of both production lines as scheduled, which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. Since no long-term assets or intangible assets were recorded in purchase accounting, the net reduction of $1.2 million was recorded as an extraordinary gain in fiscal year 2005. During the first quarter of fiscal year 2006, the Company determined that there were additional costs relating to the termination of two warehouse leases which resulted in a $0.2 million extraordinary loss. During the second quarter of fiscal year 2006, the Company negotiated a favorable settlement on the two warehouse leases that resulted in a reduction to the reserve and the recognition of an extraordinary gain of $0.2 million.

In fiscal year 2005, the Company closed its central distribution center in Mayodan, North Carolina, and moved the operations to its warehouse and logistics facilities in Yadkinville, North Carolina, and relocated one of its plants from Mayodan to Madison, North Carolina. In connection with this initiative, the Company determined to offer for sale a plant, a warehouse and a central distribution center (“CDC”) located in Mayodan. Based on appraisals received in September 2005, the Company determined that the warehouse was impaired and recorded an impairment charge of $1.5 million, which included $0.2 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs. On March 13, 2006, the Company entered into a contract to sell the CDC and related land located in Mayodan, North Carolina. The terms of the contract call for a sale price of $2.7 million, which was approximately $0.7 million below the property’s carrying value. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company recorded an impairment charge of approximately $0.8 million during the third quarter of fiscal year 2006 which included selling costs of $0.1 million. The sale of the CDC closed in the fourth quarter of fiscal 2006 with no further expense to the Company.

On July 28, 2005, the Company announced its decision to discontinue the operations of its external sourcing business, Unimatrix Americas, and as of the end of the third quarter fiscal year 2006, the Company had substantially liquidated the business resulting in the reclassification of the sourcing segment’s losses for the current and prior periods as discontinued operations. The sourcing segment was completely liquidated as of June 25, 2006.

On April 20, 2006, the Company re-organized its domestic business operations, and as a result, recorded a restructuring charge for severance of approximately $0.8 million in the fourth quarter of fiscal 2006. Approximately 45 management level salaried employees were affected by the plan of reorganization.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for fiscal years 2006, 2005 and 2004 (in thousands):

	Balance at	Additional		Amounts	Balance at
	June 26, 2005	Charges	Adjustments	Used	June 25, 2006

Accrued severance	$5,252	$812	$44	$(5,532)	$576
Accrued restructuring	5,053	—	(195)	(1,308)	3,550

	Balance at	Additional		Amounts	Balance at
	June 27, 2004	Charges	Adjustments	Used	June 26, 2005

Accrued severance	$2,949	$10,701	$(834)	$(7,564)	$5,252
Accrued restructuring	6,654	391	(695)	(1,297)	5,053

	Balance at	Additional		Amounts	Balance at
	June 29, 2003	Charges	Adjustments	Used	June 27, 2004

Accrued severance	$13,893	$7,847	$(10)	$(18,781)	$2,949
Accrued restructuring	—	6,739	—	(85)	6,654

Joint Ventures and Other Equity Investments

YUFI.  In August 2005, the Company formed YUFI, a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd., or (“YCFC”), to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, China. YCFC is a publicly traded (listed in Shanghai and Hong Kong) enterprise with approximately $1.3 billion in annual sales. The Company believes that the addition of a high-quality, globally cost competitive operation in China allows the Company to pursue long-term, profitable revenue growth in Asia. By forming a joint venture with a long-established and highly respected fiber industry leader like YCFC, the Company also has an immediately accessible customer base in Asia at lower start-up costs and with fewer execution risks. The principal goal of YUFI is to supply premium value-added products to the Chinese market, which is currently an importer of such products. On August 4, 2005, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash. On October 12, 2005, the Company transferred an additional $15.0 million in the form of shareholder loan with a thirteen month term to complete the capitalization of the joint venture. Effective July 25, 2006, the shareholder loan was converted to registered capital of the joint venture. During fiscal year 2006, the Company recognized equity losses relating to YUFI of $3.2 million which is reported net of elimination of intercompany support provided . The Company expects that YUFI will continue to incur losses for at least the next six months as it continues to transition the business from the sale of commodity products to value-added products which have a higher gross margin. In addition, the Company recognized $2.7 million in operating expenses for fiscal year 2006, which were primarily reflected on the “Cost of sales” line item in the consolidated statements of operations, directly related to providing technological support in accordance with the Company’s joint venture contract. The Company has granted YUFI an exclusive, non-transferable license to certain of its branded product technology (including Mynx®, Sorbtek®, Reflexx®, dye springs and other products) in China for a license fee of $6.0 million that is payable over four years.

PAL.  In June 1997, the Company contributed all of the assets of its spun cotton yarn operations, utilizing open-end and air jet spinning technologies, into PAL, a joint venture with Parkdale Mills, Inc. in exchange for a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 14 manufacturing facilities primarily located in central and western North Carolina. The Company’s investment in PAL at June 25, 2006 was $140.9 million. For the fiscal years 2006, 2005, and 2004, the Company reported equity income (loss) of $3.8 million, $6.4 million, and $(6.9) million, respectively, from PAL. The Company is currently exploring ways to monetize its interest in PAL.

USTF.  On September 13, 2000, the Company formed USTF a 50/50 joint venture with SANS Fibres of South Africa (“SANS Fibres”), to produce low-shrinkage high tenacity nylon 6.6 light denier industrial, or “LDI” yarns in North Carolina. The business is operated in its plant in Stoneville, North Carolina. The Company manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas. For the fiscal years 2006, 2005, and 2004, the Company reported equity income (loss) of $0.8 million, $(0.1) million and $(1.3) million, respectively, from USTF. The Company has a put right under this agreement to sell its entire interest in the joint venture at fair market value and the related Stoneville, North Carolina manufacturing facility for $3.0 million (or fair market value if the sale is consummated after March 2011) in cash to SANS Fibres. This right can be exercised beginning on December 31, 2006 upon one year’s prior written notice. SANS Fibres has a call option upon the same terms as the Company’s put right.

UNF.  On September 27, 2000, The Company formed UNF a 50/50 joint venture with Nilit, which produces nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel, that is its primary source of nylon POY for its texturing and covering operations. The Company has entered into a supply agreement, on customary terms, with UNF which expires in April 2008 pursuant to which the Company has agreed to purchase from UNF all of the nylon POY produced from three dedicated production lines at a rate determined by index prices, subject to certain adjustments for market downturns. This vertical integration allows the Company to realize advantageous raw material pricing in its domestic nylon operations. The Company’s investment in UNF at June 25, 2006 was $6.3 million. For the fiscal years 2006, 2005, and 2004, the Company reported income (losses) in equity investees of $(0.8) million, $0.7 million, and $1.1 million, respectively, from UNF.

Condensed balance sheet information as of June 25, 2006 and June 26, 2005, and income statement information for fiscal years 2006, 2005 and 2004, of combined unconsolidated equity affiliates were as follows (in thousands):

	June 25, 2006	June 26, 2005

Current assets	$149,278	$127,188
Noncurrent assets	217,955	176,265
Current liabilities	48,334	28,235
Noncurrent liabilities	44,460	18,840
Shareholders’ equity and capital accounts	274,439	256,378

	Fiscal Years Ended
	June 25, 2006	June 26, 2005	June 27, 2004

Net sales	$567,223	$471,786	$469,512
Gross profit	31,853	40,312	7,880
Income (loss) from continuing operations	8,435	16,991	(15,928)
Net income (loss)	6,279	14,003	(20,183)

UTP.  Minority interest (income) expense was $0.0 million, $(0.5) million and $(6.4) million, respectively, for fiscal year 2006, 2005 and 2004. The minority interest (income) expense recorded in the consolidated statements of operations for the fiscal year 2006, 2005 and 2004 primarily relates to the minority owner’s share of the earnings of UTP. The Company had an 85.4% ownership interest in UTP and Burlington Industries, LLC had a 14.6% interest in UTP. In April 2005, the Company acquired ITG’s ownership interest in UTP for $0.9 million in cash.

Review of Fiscal Year 2006 Results of Operations (52 Weeks) Compared to Fiscal Year 2005 (52 Weeks)

The following table sets forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2006 and fiscal year 2005. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2006		Fiscal Year 2005
		% to		% to
		Total		Total	% Inc. (Dec.)
	(Amounts in thousands, except percentages)
Consolidated
Net sales
Polyester	$566,367	76.7	$587,008	73.9	(3.5)
Nylon	172,458	23.3	206,788	26.1	(16.6)

Total	$738,825	100.0	$793,796	100.0	(6.9)

		% to		% to
		Net Sales		Net Sales
Cost of sales
Polyester	$527,354	71.4	$558,498	70.4	(5.6)
Nylon	168,701	22.8	204,219	25.7	(17.4)

Total	696,055	94.2	762,717	96.1	(8.7)
Selling, general and administrative
Polyester	32,771	4.4	30,291	3.8	8.2
Nylon	8,763	1.2	11,920	1.5	(26.5)

Total	41,534	5.6	42,211	5.3	(1.6)
Restructuring charges (recovery)
Polyester	533	0.1	(212)	—	(351.4)
Nylon	(787)	(0.1)	(129)	—	510.1

Total	(254)	0.0	(341)	—	(25.5)
Write down of long-lived assets
Polyester	51	—	—	—	100.0
Nylon	2,315	0.3	603	0.1	283.9

Total	2,366	0.3	603	0.1	292.4
Other (income) expenses	15,020	2.0	21,827	2.7	(31.2)

Loss from continuing operations before income taxes	(15,896)	(2.1)	(33,221)	(4.2)	(52.2)
Benefit for income taxes	(1,170)	(0.2)	(13,483)	(1.7)	(91.3)

Loss from continuing operations	(14,726)	(1.9)	(19,738)	(2.5)	(25.4)
Income (loss) from discontinued operations, net of tax	360	—	(22,644)	(2.9)	(101.6)
Extraordinary gain — net of taxes of $0	—	—	1,157	0.1	(100.0)

Net loss	$(14,366)	(1.9)	$(41,225)	(5.2)	(65.2)

For the fiscal year 2006, the Company recognized a $15.9 million loss from continuing operations before income taxes which was a $17.3 million improvement from the prior year. The improvement in continuing operations was primarily attributable to increased polyester conversion margins, decreased selling, general and administrative expenses, reduced charges of $11.9 million for bad debt expenses offset by asset impairment charges and debt extinguishment expenses. The last-in, first-out (“LIFO”) reserve increased $3.9 million for fiscal year 2006 compared to $2.4 million for the prior fiscal year. During fiscal year 2006 raw material prices increased for polyester ingredients in POY whereas in fiscal year 2005 the primary drivers to the LIFO reserve were increases in nylon raw material prices and higher values in the nylon inventories due to the product mix.

Consolidated net sales from continuing operations decreased from $793.8 million to $738.8 million, or 6.9%, for the current fiscal year. For the fiscal year 2006, the weighted average price per pound for the Company’s products on a consolidated basis increased 6.1% compared to the prior year. Unit volume from continuing operations decreased 13.0% for the fiscal year primarily due to management’s decision to focus on profitable business as well as market conditions.

At the segment level, polyester dollar net sales accounted for 76.7% in fiscal year 2006 compared to 73.9% in fiscal year 2005. Nylon accounted for 23.3% of dollar net sales for fiscal year 2006 compared to 26.1% for the prior fiscal year.

Gross profit from continuing operations increased $11.7 million to $42.8 million for fiscal year 2006. This increase is primarily attributable to higher average selling prices for both the polyester and nylon segments.

Selling, general, and administrative expenses decreased by 1.6% or $0.7 million for the fiscal year. The decrease in selling, general, and administrative expenses is due to the downsizing of the Company’s corporate departments and their related costs. During the fiscal year 2005, the Company incurred approximately $1.1 million in professional fees associated with its efforts in becoming compliant with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). During the fiscal year 2006, the Company incurred $0.3 million in professional fees associated with Sarbanes-Oxley 404.

For the fiscal year 2006, the Company recorded a $1.3 million provision for bad debts. This compares to $13.1 million recorded in the prior fiscal year. The decrease relates to the Company’s domestic operations and is primarily due to the write off of one customer who filed bankruptcy in May 2005 resulting in $8.2 million in additional bad debt expense. Although the Company experienced significant improvements in its collections during fiscal year 2006, the financial viability of certain customers continue to require close management scrutiny. Management believes that its reserve for uncollectible accounts receivable is adequate.

Interest expense decreased from $20.6 million in fiscal year 2005 to $19.2 million in fiscal year 2006. The decrease in interest expense is primarily due to the payment by the Company of a notes payable relating to the Kinston acquisition. The Company had no outstanding borrowings under its amended revolving credit facility as of June 25, 2006 or its old credit facility as of June 26, 2005. The weighted average interest rate of Company debt outstanding at June 25, 2006 and June 26, 2005 was 6.9% and 6.7%, respectively. Interest income increased from $2.1 million in fiscal year 2005 to $4.5 million in fiscal year 2006 which was due to the increased cash position that the Company maintained throughout most of fiscal year 2006.

Other (income) expense increased from $2.3 million of income in fiscal year 2005 to $3.1 million of income in fiscal year 2006. Fiscal year 2006 other income includes net gains from the sale of property and equipment of $1.8 million, offset by charges relating to currency translations and other expenses of $0.7 million. Fiscal year 2005 other income includes net gains from the sale of property and equipment of $1.8 million and net unrealized gains on hedging contracts of $1.7 million; offset by charges relating to currency translations and other expenses of $0.9 million.

Equity in the net income of its equity affiliates, PAL, USTF, UNF, and YUFI was $0.8 million in fiscal year 2006 compared to equity in net income of $6.9 million in fiscal year 2005. The decrease in earnings is primarily attributable to the $3.2 million loss that the Company incurred on its newly acquired investment in YUFI as discussed above. The Company’s share of PAL’s earnings decreased from a $6.4 million income in fiscal year 2005 to $3.8 million of income in fiscal year 2006. PAL realized net losses on cotton futures contracts of $1.4 million for fiscal year 2006 compared to $1.4 million in realized net gains for fiscal year 2005. The Company expects to continue to receive cash distributions from PAL.

The Company recorded no minority interest income for fiscal year 2006 compared to minority interest income of $0.5 million in the fiscal year 2005. Minority interest recorded in the Company’s Consolidated Statements of Operations primarily relates to the minority owner’s share of the earnings of UTP. The Company had an 85.4% ownership interest and ITG, had a 14.6% interest in UTP. In April 2005, the Company acquired ITG’s ownership interest for $0.9 million in cash.

In fiscal year 2006, the Company’s nylon segment recorded charges of $2.3 million to write down to fair value less cost to sell a nylon manufacturing plant and a nylon warehouse. In the fourth quarter of fiscal year 2005, the Company’s nylon segment recorded a $0.6 million charge to write down to fair value less cost to sell 166 textile machines that are held for sale.

The Company has established a valuation allowance against its deferred tax assets relating primarily to North Carolina income tax credits. The valuation allowance decreased $1.7 million in fiscal year 2006 compared to a decrease of $2.2 million in fiscal year 2005. The gross decrease of $3.6 million in fiscal year 2006 consisted of the expiration of unused North Carolina income tax credits. The gross decrease of $3.0 million in fiscal year 2005 consisted of the expiration of unused North Carolina income tax credits of $2.2 million and the expiration of a long-term capital loss carryforward of $0.8 million. Due to lower estimates of future state taxable income, the portion of the valuation allowance that relates to North Carolina income tax credits increased $1.9 million and $0.8 million in fiscal years 2006 and 2005, respectively. The net impact of changes in the valuation allowance to the effective tax rate reconciliation for fiscal years 2006 and 2005 were 11.9% and 2.5%, respectively. The percentage increase from fiscal year 2006 to fiscal year 2005 was primarily attributable to lower forecasted state taxable income.

The Company recognized an income tax benefit in fiscal year 2006, at a 7.4% effective tax rate, compared to an income tax benefit, at a 40.6% effective tax rate, in fiscal year 2005. The fiscal year 2006 effective rate was negatively impacted by foreign losses for which no tax benefit was recognized, the change in the deferred tax valuation allowance and tax expense not previously accrued for repatriation of foreign earnings. In fiscal year 2006, the Company recognized a state income tax benefit net of federal income tax of 10.4% as compared to 4.2% in fiscal year 2005. The increase in fiscal year 2006 was primarily attributable to the pass through of $1.2 million of state income tax credits from an equity affiliate.

With respect to repatriation of foreign earnings, the American Jobs Creation Act of 2004 (the “AJCA”) created a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the AJCA, the amount of eligible repatriation was limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the SEC on or before June 30, 2003. Dividends received must be reinvested in the U.S. in certain permitted uses. The Company repatriated $31 million in fiscal year 2006 resulting from approximately $45 million of proceeds from the liquidation of its European manufacturing operations less approximately $30 million re-invested in YUFI as well as $16 million of accumulated income earned by its Brazilian manufacturing operation. The Company has not made any changes to its position on the reinvestment of other foreign earnings.

The following summarizes the results of the above and the prior year after restatements:

	Fiscal Year 2006	Fiscal Year 2005

Loss from continuing operations before extraordinary item	$(14,726)	$(19,738)
Income (loss) from discontinued operations, net of tax	360	(22,644)

Loss before extraordinary item	(14,366)	(42,382)
Extraordinary gain — net of taxes of $0	—	1,157

Net loss	$(14,366)	$(41,225)

Income (losses) per common share (basic and diluted):
Loss from continuing operations before extraordinary item	$(.28)	$(.38)
Loss from discontinued operations, net of tax	—	(.43)
Extraordinary gain — net of taxes of $0	—	.02

Net loss per common share	$(.28)	$(.79)

Polyester Operations

The following table sets forth the segment operating gain (loss) components for the polyester segment for fiscal year 2006 and fiscal year 2005. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2006		Fiscal Year 2005
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$566,367	100.0	$587,008	100.0	(3.5)
Cost of sales	527,354	93.1	558,498	95.1	(5.6)
Selling, general and administrative expenses	32,771	5.8	30,291	5.2	8.2
Restructuring charges (recovery)	533	0.1	(212)	—	(351.4)
Write down of long-lived assets	51	—	—	—	—

Segment operating income (loss)	$5,658	1.0	$(1,569)	(0.3)	(460.6)

Fiscal year 2006 polyester net sales decreased $20.6 million, or 3.5% compared to fiscal year 2005. The Company’s polyester segment sales volumes decreased approximately 11.8% while the weighted-average unit prices increased approximately 8.3%.

Domestically, polyester sales volumes decreased 15.2% while average unit prices increased approximately 8.7%. Sales from the Company’s Brazilian texturing operation, on a local currency basis, decreased 11.2% over fiscal year 2005 due primarily to the devaluation of the U.S. dollar against the Brazilian Real. The Brazilian texturing operation predominately purchased all of its fiber in U.S. dollars. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was an increase of $17.2 million in fiscal year 2006.

Gross profit on sales for the polyester operations increased $10.5 million, or 36.8%, over fiscal year 2005, and gross margin (gross profit as a percentage of net sales) increased from 4.9% in fiscal year 2005 to 6.9% in fiscal year 2006. The increase from the prior year is primarily attributable to an increase in higher average selling prices as well as costs savings realized from the consolidation of warehousing and transportation services, and the curtailment of two POY production lines at the Kinston facility. In addition, fiber cost decreased as a percent of net sales from 54.8% in fiscal year 2005 to 52.4% in fiscal year 2006.

Selling, general and administrative expenses for the polyester segment increased $2.5 million from fiscal years 2005 to 2006. While the methodology to allocate domestic selling, general and administrative costs remained consistent between fiscal year 2005 and fiscal year 2006, the percentage of such costs allocated to each segment are determined at the beginning of every year based on specific cost drivers. The polyester segment had a higher percentage in fiscal year 2006 compared to fiscal year 2005 due to the addition of the Kinston manufacturing operations to the polyester segment.

The polyester segment net sales, gross profit and selling, general and administrative expenses as a percentage of total consolidated amounts were 73.9%, 91.7% and 71.8% for fiscal year 2005 compared to 76.7%, 91.2% and 78.9% for fiscal year 2006, respectively.

Restructuring charges of $0.5 million in fiscal year 2006 were related to adjustments for severance, retiree reserves and charges related to the polyester segment of Unifi Latin America.

The Company’s international polyester pre-tax results of operations for the polyester segment’s Brazilian location increased $0.2 million in fiscal year 2006 over fiscal year 2005. This increase is primarily due to a $0.9 million increase in interest income, a $0.2 million reduction in bad debt expense, a $1.1 million increase in Other (income) expense, net offset by a $0.9 million reduction in gross margin and a $1.1 million increase in selling, general and administrative costs.

Nylon Operations

The following table sets forth the segment operating loss components for the nylon segment for fiscal year 2006 and fiscal year 2005. The table also sets forth the percent to net sales and the percentage increase or decrease over fiscal year 2005:

	Fiscal Year 2006		Fiscal Year 2005
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$172,458	100.0	$206,788	100.0	(16.6)
Cost of sales	168,701	97.8	204,219	98.8	(17.4)
Selling, general and administrative expenses	8,763	5.1	11,920	5.8	(26.5)
Restructuring charges (recovery)	(787)	(0.4)	(129)	(0.1)	510.1
Write down of long-lived assets	2,315	1.3	603	0.3	283.9

Segment operating loss	$(6,534)	(3.8)	$(9,825)	(4.8)	(33.5)

Fiscal year 2006 nylon net sales decreased $34.3 million, or 16.6% compared to fiscal year 2005. Unit volumes for fiscal year 2006 decreased 23.4% while the average selling price increased 6.9%. Weighted-average selling prices increased in fiscal year 2006 due to a greater percentage of higher priced products being sold and to sales price increases instituted during the third quarter.

Gross profit increased $1.2 million, or 46.2% in fiscal year 2006 and gross margin increased from 1.2% in fiscal year 2005 to 2.2% in fiscal year 2006. This was primarily attributable to higher per unit sales prices, cost savings associated with closing a central distribution center, and closing two nylon manufacturing facilities. Fiber costs decreased from 64.5% of net sales in fiscal year 2005 to 60.1% of net sales in fiscal year 2006 due to the incremental change in product mix driven by the Company’s supply agreement with Sara Lee Branded Apparel and the continued price increases. Fixed and variable manufacturing costs increased as a percentage of sales from 30.6% in fiscal year 2005 to 35.5% in fiscal year 2006.

Selling, general and administrative expenses for the nylon segment decreased $3.1 million in fiscal year 2006. This decrease as a percentage of net sales is primarily due to a reduced allocation percentage of selling, general and administrative expenses to the nylon segment due to additional business from the polyester Kinston manufacturing operation.

The nylon segment net sales, gross profit and selling, general and administrative expenses as a percentage of total consolidated amounts were 26.1%, 8.3% and 28.2% for fiscal year 2005 compared to 23.3%, 8.8% and 21.1% for fiscal year 2006, respectively.

Restructuring recoveries of $0.8 million in fiscal year 2006 were related to adjustments for severance, retiree reserves and recoveries of 2001 reserves related to the nylon segment of Unifi Latin America.

See “— Corporate Restructurings” above for a discussion of the Company’s restructurings of its nylon facilities in North Carolina.

Review of Fiscal Year 2005 Results of Operations (52 Weeks) Compared to Fiscal Year 2004 (52 Weeks)

The following table sets forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2005 and fiscal year 2004. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2005		Fiscal Year 2004
		% to		%
		Total		to Total	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Consolidated
Net sales
Polyester	$587,008	73.9	$481,847	72.3	21.8
Nylon	206,788	26.1	184,536	27.7	12.1

Total	$793,796	100.0	$666,383	100.0	19.1

		% to		% to
		Net Sales		Net Sales

Cost of sales
Polyester	$558,498	70.4	$449,121	67.4	24.4
Nylon	204,219	25.7	176,862	26.5	15.5

Total	762,717	96.1	625,983	93.9	21.8
Selling, general and administrative
Polyester	30,291	3.8	34,835	5.2	(13.0)
Nylon	11,920	1.5	11,128	1.7	7.1

Total	42,211	5.3	45,963	6.9	(8.2)
Restructuring charges (recovery)
Polyester	(212)	—	7,591	1.1	—
Nylon	(129)	—	638	0.1	—

Total	(341)	—	8,229	1.2	—
Arbitration costs and expense
Polyester	—	—	182	—	—
Alliance plant closure costs (recovery)
Polyester	—	—	(206)	—	—
Write down of long-lived assets
Polyester	—	—	25,241	3.8	—
Nylon	603	0.1	—	—	—

Total	603	0.1	25,241	3.8	(97.6)
Goodwill impairment
Polyester	—	—	13,461	2.0	—
Other (income) expenses	21,827	2.7	16,792	2.5	30.0

Loss from continuing operations before income taxes	(33,221)	(4.2)	(69,292)	(10.4)	(52.0)
Benefit for income taxes	(13,483)	(1.7)	(25,113)	(3.8)	(46.3)

Loss from continuing operations	(19,738)	(2.5)	(44,149)	(6.6)	(55.3)
Loss from discontinued operations, net of tax	(22,644)	(2.9)	(25,644)	(3.8)	(11.7)
Extraordinary gain — net of taxes of $0	1,157	0.1	—	—	—

Net loss	$(41,225)	(5.2)	$(69,793)	(10.5)	(40.9)

For fiscal year 2005, the Company recognized a $33.2 million loss from continuing operations before income taxes, which was a $36.0 million improvement from fiscal year 2004. The improvement in continuing operations was primarily attributable to $38.7 million in charges for asset write downs and goodwill impairment included in fiscal year 2004 that did not occur in 2005, consisted of a $25.2 million impairment of fixed assets in its domestic polyester segment and the writedown of $13.5 million of goodwill related to UTP. During fiscal year 2005, raw material prices declined slightly and selling prices increased slightly due in part to efforts to improve gross margin.

Consolidated net sales from continuing operations increased from $666.4 million to $793.8 million, or 19.1%, for fiscal year 2005. Included in fiscal year 2005 net sales amounts are $117.7 million related to revenue generated from the Kinston acquisition. Unit volume from continuing operations increased 19.6% for the year, while average net selling prices decreased by 0.4%. The primary driver of the increase in unit volumes is the Kinston acquisition. The increase in net selling price was reduced by 10.5% due to the Kinston operation which sold lower priced commodity products. See the polyester segment discussion below for further analysis on the effects of the Kinston acquisition on fiscal year 2005.

At the segment level, polyester dollar net sales accounted for 73.9% of consolidated net sales in fiscal year 2005 compared to 72.3% in fiscal year 2004. Nylon accounted for 26.1% of consolidated net sales for fiscal year 2005 compared to 27.7% for fiscal year 2004.

Gross profit from continuing operations decreased $9.3 million to $31.1 million for fiscal year 2005. This decrease is primarily attributable to higher volumes and lower average selling prices for the nylon segment resulting from a change in product mix from high-volume to premium value-added products and the polyester segment resulting from the Kinston acquisition and a delay in passing increased fiber prices to customers during the first half of fiscal year 2005. The Company also recognized, as a reduction of cost of sales, cost savings and other benefits from its alliance with DuPont at the Kinston facility of $8.4 million in fiscal year 2005 compared to $38.2 million in fiscal year 2004. In addition, the Company sold off inventory during the fourth quarter of fiscal year 2005 that was slow moving at below cost in order to reduce its inventories and improve its working capital position, which resulted in a $3.1 million loss in fiscal year 2005.

Selling, general, and administrative expenses decreased by 8.2% or $3.8 million for fiscal year 2005. The decrease in selling, general, and administrative expenses was due to the downsizing of the Company’s corporate departments and reducing its related costs. During fiscal year 2005, the Company incurred approximately $1.1 million in professional fees associated with its efforts in becoming compliant with the Sarbanes-Oxley.

For fiscal year 2005, the Company recorded a $13.2 million provision for bad debts, compared to $2.4 million recorded in fiscal year 2004. The increase relates to its domestic operations and is primarily due to the write off of debts of one customer who filed for bankruptcy in May 2005, resulting in $8.2 million in additional bad debt expense. Fiscal year 2005 continued to be a challenging year for the U.S. textile industry, particularly in the apparel sector. The financial viability of certain customers continued to require close management scrutiny. Management believes that the reserve for uncollectible accounts receivable is adequate.

Interest expense increased from $18.7 million in fiscal year 2004 to $20.6 million in fiscal year 2005. The increase in interest expense was primarily due to the interest payable on the notes the Company issued to the seller in the Kinston acquisition. The Company had no outstanding borrowings on its old credit facility at June 26, 2005 and June 27, 2004, and had no borrowings on this facility since October 3, 2002. The weighted average interest rate of its debt outstanding at June 26, 2005 and June 27, 2004 was 6.7% and 6.4%, respectively. Interest income remained at $2.2 million in fiscal year 2004 and $2.2 million in fiscal year 2005.

Other (income) expense decreased from $2.6 million of income in fiscal year 2004 to $2.3 million of income in fiscal year 2005. Fiscal year 2004 income included net gains from the sale of property and equipment of $3.2 million, offset by other expenses of $0.7 million. Fiscal year 2005 income includes net gains from the sale of property and equipment of $1.8 million and net unrealized gains on hedging contracts of $1.7 million, offset by charges relating to currency translations and other expenses of $0.9 million.

Equity in the net income of the Company’s equity affiliates, PAL, USTF and UNF, totaled $6.9 million in fiscal year 2005 compared to equity in net loss of $6.9 million in fiscal year 2004. The Company’s share of PAL’s earnings improved from a $6.9 million loss in fiscal year 2004 to $6.4 million of income in fiscal year 2005. The increase in earnings is primarily attributable to PAL’s higher operating profit due primarily to lower cotton prices and realized net gains on cotton futures contracts. PAL realized gains on future contracts of $1.4 million in fiscal year 2005 compared to net losses of $4.7 million on future contracts for cotton purchases in fiscal year 2004. PAL reported net income of $8.2 million in calendar year 2005 as compared to a net loss of $9.8 million in calendar year 2004. As a result of this financial improvement, the Company expects to continue to receive cash distributions from PAL.

The Company recorded minority interest income of $0.5 million for fiscal year 2005 compared to minority interest income of $6.4 million in fiscal year 2004. Minority interest recorded in its consolidated statements of operations primarily relates to the minority owner’s share of the earnings of UTP. See “— Joint Ventures and Other Equity Investments.”

In the fourth quarter of fiscal year 2005, the nylon segment recorded a $0.6 million charge to write down to fair value less cost to sell 166 textile machines that are held for sale.

The Company has established a valuation allowance against its deferred tax assets relating primarily to North Carolina income tax credits. The valuation allowance decreased $2.2 million in fiscal year 2005 compared to an increase of $2.6 million in fiscal year 2004. The gross decrease of $3.0 million in fiscal year 2005 consisted of the expiration of unused North Carolina income tax credits of $2.2 million and the expiration of a long-term capital loss carry forward of $0.8 million. Due to lower estimates of future state taxable income, the portion of the valuation allowance that relates to North Carolina income tax credits increased $0.8 million and $2.6 million in fiscal years 2005 and 2004, respectively. In fiscal year 2004, the increase to the reserve also included $0.8 million that related to a long-term capital loss carry forward that the Company did not expect to utilize before it was scheduled to expire in fiscal year 2005. The net impact of changes in the valuation allowance to the effective tax rate reconciliation for fiscal years 2005 and 2004 were 2.5% and 5.7%, respectively. The percentage decrease from fiscal year 2005 to fiscal year 2004 is primarily attributable to the stabilization of forecasted state taxable income.

The Company recognized an income tax benefit in fiscal year 2005 at a 40.6% effective tax rate compared to an income tax benefit at a 36.3% effective tax rate in fiscal year 2004. Fiscal year 2005 effective rate was positively impacted by a reduction in the change to the valuation allowance, an increase in the utilization of state tax losses and a change in the tax status of a subsidiary. Fiscal year 2005 effective rate was also positively impacted by the recording of a deferred tax asset for a foreign subsidiary that should have been previously recognized. The Company recorded this deferred tax asset of $1.2 million in the fourth quarter of fiscal year 2005. The Company evaluated the effect of the adjustment and determined that the differences were not material for any of the periods presented in its consolidated financial statements. Fiscal year 2005 effective tax rate was negatively impacted by the accrual required by management’s decision to repatriate approximately $15.0 million from controlled foreign corporations under the provisions of the AJCA.

The following summarizes the results of the above and the prior year after restatements:

	Fiscal Year 2005	Fiscal Year 2004

Loss from continuing operations before extraordinary item	$(19,738)	$(44,149)
Loss from discontinued operations, net of tax	(22,644)	(25,644)

Loss before extraordinary item	(42,382)	(69,793)
Extraordinary gain — net of taxes of $0	1,157	—

Net loss	$(41,225)	$(69,793)

Income (losses) per common share (basic and diluted):
Loss from continuing operations before extraordinary item	$(.38)	$(.85)
Loss from discontinued operations, net of tax	(.43)	(.49)
Extraordinary gain — net of taxes of $0.02		—

Net loss per common share	$(.79)	$(1.34)

Polyester Operations

The following table sets forth the segment operating loss components for the polyester segment for fiscal year 2005 and fiscal year 2004. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2005		Fiscal Year 2004
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$587,008	100.0	$481,847	100.0	21.8
Cost of sales	558,498	95.1	449,121	93.2	24.4
Selling, general and administrative	30,291	5.2	34,835	7.2	(13.0)
Restructuring charges (recovery)	(212)	—	7,591	1.6	(102.8)
Arbitration costs and expenses	—	—	182	—	—
Alliance plant closure costs (recovery)	—	—	(206)	—	—
Write down of long-lived assets	—	—	25,241	5.2	—
Goodwill impairment	—	—	13,461	2.8	—

Segment operating loss	$(1,569)	(0.3)	$(48,378)	(10.0)	(96.8)

Fiscal year 2005 polyester net sales increased $105.2 million, or 21.8%, compared to fiscal year 2004. The polyester segment sales volumes and average unit prices increased approximately 21.3% and 0.5%, respectively. The increase was due mainly to the Kinston acquisition on September 30, 2004, which contributed $77.9 million of net sales that were realized in the second half of fiscal year 2005.

Domestically, polyester sales volumes increased 28.3% while average unit prices declined approximately 4.5%. Sales from the Company’s Brazilian texturing operation, on a local currency basis, increased 3.7% over fiscal year 2004 due primarily to sales price adjustments for changes in the inflation index which were significant during fiscal year 2005. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was an increase of $6.1 million.

Gross profit on sales for the polyester operations decreased $4.2 million, or 12.9%, over fiscal year 2004, while gross margin (gross profit as a percentage of net sales) declined from 6.8% in fiscal year 2004 to 4.9% in fiscal year 2005. These decreases were primarily attributable to an increase in fixed and variable manufacturing costs which were 38.4% of net sales in fiscal year 2005 compared to 37.5% of net sales in fiscal year 2004. In addition, fiber cost increased as a percent of net sales from 52.6% in fiscal year 2004 to 54.8% in fiscal year 2005. The Company also recognized, as a reduction of cost of sales, cost savings and other benefits from the alliance with DuPont of $8.4 million and $38.2 million for fiscal years 2005 and 2004, respectively. Following the Kinston acquisition, the benefits to the Company from its alliance with DuPont ended.

Selling, general and administrative expenses for this segment decreased $4.5 million from fiscal year 2004 to fiscal year 2005. While the methodology to allocate domestic selling, general and administrative costs remains consistent between fiscal year 2004 and fiscal year 2005, the percentage of such costs allocated to each segment is determined at the beginning of every year based on specific cost drivers. The polyester segment’s share of these costs for fiscal year 2005 was lower compared to fiscal year 2004 due to increases in the nylon segment’s share of these cost drivers.

The polyester segment net sales, gross profit and selling, general and administrative expenses for fiscal year 2005 were 73.9%, 91.7% and 71.8%, respectively, of consolidated amounts compared to 72.3%, 81.0% and 75.8%, respectively, for fiscal year 2004.

Restructuring charges of $7.6 million in fiscal year 2004 were primarily caused by relocation of the air jet texturing business from Altamahaw, North Carolina, to Yadkinville, North Carolina, which resulted in an accrual for future lease obligations. During the third quarter of fiscal year 2004, management performed impairment testing for the domestic textured polyester business due to the continued challenging business conditions and reduction in volume and gross profit in the preceding quarter. As a result, management determined that its plant, property and equipment were impaired, and the Company recorded a $25.2 million write down of the assets. As a result of the testing, the Company also recorded a goodwill impairment charge of $13.5 million in the third quarter of fiscal year 2004 to eliminate the polyester segment’s goodwill.

The Company’s international polyester pre-tax results of operations for the polyester segment’s Brazilian location declined $4.6 million in fiscal year 2005 over fiscal year 2004. This decline is primarily due to a 4.8% increase in the cost of fiber, a 4.5% decrease in volume and a $0.5 million increase in selling, general and administrative costs.

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

Fiscal year 2005 nylon net sales increased $22.3 million, or 12.1%, compared to fiscal year 2004. Unit volumes for fiscal year 2005 increased 5.9% while the average selling price increased 6.2%. The Company acquired the Sara Lee hosiery yarn business for $2.6 million and completed the integration of its operations and sales volume during 2004. The Company entered in to a five-year branded apparel supply agreement with Sara Lee in April 2004. The increase in sales volume and price is primarily attributable to higher sales at retail resulting from the Sara Lee agreement. These incremental sales were offset by erosion in its U.S. customer base due primarily to an increase in the importation of socks into the domestic market and a decline in domestic demand for sheer hosiery products.

Gross profit for the nylon operations decreased $5.1 million, or 66.5%, over fiscal year 2004 while gross margin decreased from 4.2% in fiscal year 2004 to 1.2% in fiscal year 2005. These decreases are primarily attributable to reductions in per unit sales prices in excess of reduced unit costs for raw materials. Fiber costs increased from 62.0% of net sales in fiscal year 2004 to 64.5% of net sales in fiscal year 2005 due to the incremental change in product mix driven by the Sara Lee agreement. Fixed and variable manufacturing costs decreased as a percentage of sales from 30.9% in fiscal year 2004 to 30.6% in fiscal year 2005.

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

The nylon segment net sales, gross profit and selling, general and administrative expenses for fiscal year 2005 were 26.1%, 8.3% and 28.2%, respectively, of consolidated amounts compared to 27.7%, 19.0% and 24.2%, respectively, for fiscal year 2004.

Restructuring expenses of $0.6 million in fiscal year 2004 were related to severance. In June 2005, the Company entered into a contract to sell 166 machines held by the nylon segment. As a result, a $0.6 million impairment of long-lived assets was recorded to write the assets down to their fair value less cost to sell.

Liquidity and Capital Resources

Cash Provided by Continuing Operations

While the Company had a net loss in fiscal year 2006, the Company generated $30.1 million of cash from continuing operations in fiscal year 2006 primarily due to depreciation and amortization of $49.9 million, a decrease in accounts receivables of $10.6 million, an impairment charge of $2.4 million, loss from unconsolidated equity affiliates of $1.9 million, non-cash charges for the early extinguishment of debt of $1.8 million, a provision for bad debt of $1.3 million, other amounts of $1.8 million, and income taxes of $0.6 million, as compared to $28.8 million for fiscal year 2005. Cash uses from continuing operations included net loss from continuing operations of $14.4 million, reductions in accounts payable and accrued expenses of $8.5 million, decreases in deferred taxes of $7.7 million, higher inventories of $5.8 million, gains from the sale of capital assets of $1.8 million, increases in other current assets of $1.3 million, income from discontinued operations of $0.4 million and recoveries of restructuring charges of $0.3 million. The primary items affecting deferred taxes were depreciation in excess of federal tax depreciation, decreases in investments in equity affiliates, decreases in reserves for accounts receivable and severance, and increases in net operating losses which reduced the deferred tax obligation by $10.8 million, $3.6 million, $4.0 million and $2.7 million, respectively.

While the Company had a net loss in fiscal year 2005, it generated $28.8 million of cash from continuing operations in fiscal year 2005 primarily due to depreciation and amortization of $52.9 million, lower inventories of $20.6 million, a provision for bad debt of $13.2 million that was increased by the write-off of Collins & Aikman receivables, asset impairment charges of $0.6 million and income taxes of $0.2 million, as compared to $11.4 million for fiscal year 2004. Cash uses from continuing operations included net loss from continuing operations of $41.2 million, decreases in deferred taxes of $19.1 million, reductions in accounts payable and accrued expenses of $10.9 million, income from unconsolidated equity affiliates of $2.3 million, other amounts of $2.1 million, gains from the sale of capital assets of $1.8 million, increases in accounts receivable of $1.5 million and recoveries of restructuring charges of $0.3 million. The primary items affecting deferred taxes were depreciation in excess of federal tax depreciation, increases in reserves for accounts receivable and severance and increases in net operating losses which reduced the deferred tax obligation by $10.0 million, $3.6 million and $4.1 million, respectively. The decrease in inventories was primarily the result of our inventory reduction program in the fourth quarter of fiscal year 2005.

Cash provided by continuing operations was $11.4 million for fiscal year 2004 based on a net loss of $69.8 million. Non-cash components of the net loss were depreciation and amortization of $57.6 million, write-downs of long-lived assets of $25.2 million, goodwill impairment charges of $13.5 million, losses of unconsolidated equity affiliates of $8.7 million, non-cash restructuring charges of $7.2 million and the provision for bad debt of $2.4 million. Cash uses from continuing operations included a reduction of deferred taxes of $28.2 million, decreases in accounts payable and accrued expenses of $13.5 million, increases in accounts receivable of $9.0 million, other items of $3.8 million, gain on sales of assets $3.2 million, decreased inventories of $0.8 million and decreases in other current assets of $0.7 million. The accounts payable decrease includes $25.0 million representing a delayed billing payment resulting from a vendor’s inability to invoice us for an extended period of time due to technical issues associated with the vendor’s software system. The decrease in deferred taxes primarily relates to a goodwill impairment write-down of $13.5 million, long-lived asset write-downs totaling $25.2 million and book depreciation in excess of federal tax depreciation of $30.5 million.

Working capital changes have been adjusted to exclude the effects of acquisitions and currency translation for all years presented, where applicable. Net working capital at June 25, 2006 was $179.5 million.

Cash Used in Investing Activities

The Company utilized $29.2 million for net investing activities and $90.2 million in net financing activities during fiscal year 2006. For fiscal year 2005, the Company utilized $4.7 million for net investing activities and provided $0.1 million for net financing activities. The primary cash expenditures during fiscal year 2006 included $248.7 million for payment of the 2008 notes, $30.6 million for its investment in YUFI, $24.4 million for early payment of notes payable, $12.0 million for capital expenditures and $8.0 million for issuance and debt refinancing costs, offset by $190.0 million in proceeds from the issuance of the 2014 notes, proceeds from the sale of capital assets of $10.1 million, decreased restricted cash of $2.7 million, other financing activities of $1.0 million, and other investing activities of $0.5 million.

The Company utilized net cash of $4.7 million for investing activities in fiscal year 2005, which included $9.4 million for capital expenditures, $2.7 million for a deposit of restricted cash, and $1.4 million for acquisition related costs. These amounts were offset by $6.1 million for return of capital on investments from equity affiliates, $2.3 million of proceeds from sales of capital assets and $0.4 million, net of other investing activities. Net cash provided by financing activities increased by $0.1 million in fiscal year 2005 due to the issuance of common stock pursuant to the exercise of stock options.

The Company utilized $5.8 million for net investing activities and $8.5 million for net financing activities during fiscal year 2004. Significant expenditures during this period included $11.1 million for capital expenditures which included the $2.6 million purchase of the Sara Lee assets, and $3.6 million in capitalized software costs. Additionally, $8.4 million was expended for repurchasing the Company’s stock.

Long-Term Debt

On May 26, 2006, the Company issued $190.0 million in aggregate principal amount of its 2014 notes and entered into the amended revolving credit facility. The Company used the net proceeds of the issuance of the 2014 notes, borrowings under its amended revolving credit facility and cash on hand to pay the consideration for the 2008 notes tendered in its tender offer for the 2008 notes.

Tender Offer for the 2008 Notes.  On April 28, 2006, the Company commenced a tender offer for all of its then outstanding $250 million in aggregate principal amount of 2008 notes, simultaneously with a consent solicitation from the holders of the 2008 notes to remove substantially all of the restrictive covenants and certain events of default under the indenture governing the 2008 notes. The tender offer expired on May 25, 2006, and $248.7 million in aggregate principal amount of 2008 notes were tendered in the tender offer, representing 99.5% of the then outstanding aggregate principal amount of 2008 notes. The $1.3 million in aggregate principal amount of 2008 notes that were not tendered and purchased in the tender offer remain outstanding in accordance with their amended terms. The Company funded the purchase price in the tender offer with available cash, borrowings under its amended revolving credit facility and proceeds from the initial notes offering. As a result of the tender offer and the 2014 notes offering, the Company expects that its interest expense will increase approximately $5.6 million.

2014 Notes.  On May 26, 2006 the Company issued $190 million in aggregate principal amount of 2014 notes. Interest is payable on the notes on May 15 and November 15 of each year, beginning on November 15, 2006. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under its amended revolving credit facility on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that secure amended revolving credit facility on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offerings. In connection with the issuance, the Company incurred $6.8 million in professional fees and other expenses which will be amortized to expense over the life of the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at June 25, 2006 was approximately $182.4 million.

The indenture for the 2014 notes, among other things, restricts the Company’s ability and the ability of its restricted subsidiaries to make investments, incur additional indebtedness and issue disqualified stock, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, create liens, incur dividend or other payment restrictions affecting subsidiaries, sell assets, merge or consolidated with other entities and enter into transactions with affiliates.

Amended Revolving Credit Facility.  Concurrently with the closing of issuance of the 2014 notes, the Company amended its old credit facility to extend its maturity to 2011, permit the initial notes, give it the ability to request that the borrowing capacity be increased up to $150 million under certain circumstances and revise some of its other terms and covenants. The amended revolving credit facility matures in 2011. The borrowings under the amended revolving credit facility are collateralized by first-priority liens, subject to permitted liens, in among other things, the Company’s inventory, accounts receivable, general intangibles (other than uncertified capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets that secure the 2014 notes and guarantees on a first-priority basis, in each case, other than certain excluded assets. The Company’s ability to borrow under its amended revolving credit facility is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations. As of June 25, 2006, no amounts were outstanding under that facility.

The amended revolving credit facility contains affirmative and negative customary covenants for asset-based loans that restrict future borrowings and capital spending. The covenants under the amended revolving credit facility are more restrictive than those in the indenture for the 2014 notes. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of the Company’s capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on the Company’s property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor, (vi) transactions with affiliates by the Company or any subsidiary guarantor and (vii) the repurchase by the Company of the 2014 notes.

Under the amended revolving credit facility, if borrowing capacity is less than $25 million at any time during the quarter, covenants also include a required minimum fixed charge coverage ratio of 1.1 to 1.0. In addition, maximum capital expenditures are limited to $30 million per fiscal year (subject to pro forma availability greater than $25 million) with a 75% one-year unused carry forward. The amended revolving credit facility also permits the Company to make distributions, subject to standard criteria, as long as pro forma excess availability is greater than $25 million both before and after giving effect to such distributions, subject to certain exceptions. Under the amended revolving credit facility, acquisitions by the Company are subject to pro forma covenant compliance. In addition, under the amended revolving credit facility, receivables are subject to cash dominion if excess availability is below $25 million.

Liquidity Assessment

In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditures and enable cost reductions through restructuring projects as follows:

•	Capital Expenditures. The Company has no current commitment to make any significant capital expenditures which relate to fiscal year 2006, but the Company estimates its fiscal year 2007 capital expenditures will be within a range of $12.0 million to $15.0 million. Its capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.

•	Restructuring/Cost Reductions. On April 20, 2006, the Company reorganized its domestic business operations, and as a result, recorded a restructuring charge for severance of approximately $0.8 million in the fourth quarter of fiscal year 2006. Approximately 45 management level salaried employees were affected by the plan of reorganization. In connection with its acquisition strategy, the Company may incur additional restructuring charges, including severance payments and other related expenses.

•	Joint Venture Investments. The Company may from time to time increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its amended revolving credit facility, will be adequate to fund anticipated capital and other expenditures and to satisfy its working capital requirements for at least the next 12 months.

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to the Company under its amended revolving credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of its existing and future indebtedness, including the 2014 notes and its amended revolving credit facility, may limit its ability to pursue any of these alternatives. See “Item 1A — Risk Factors — The Company will require a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control.” Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition or its customers and the operating performance of joint ventures, alliances and other equity investments.

Other Factors Affecting Liquidity

Stock Repurchase Program.  Effective July 26, 2000, the Board of Directors increased the remaining authorization to repurchase up to 10.0 million shares of its common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. Effective April 24, 2003, the Board of Directors re-instituted the stock repurchase program. Accordingly, the Company purchased 0.5 million shares in fiscal year 2003 and 1.3 million shares in fiscal year 2004. At June 25, 2006, the Company had remaining authority to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003, and the Company has no immediate plans to reinstitute the program.

Acquisitions.  On September 30, 2004, the Company completed the Kinston acquisition, including inventories, for a purchase price of approximately $24.4 million which was financed with a seller note. The acquisition resulted in the termination of the Company’s alliance agreement with INVISTA. As part of the Kinston acquisition and upon finalizing the quantities and value of the acquired inventory, Unifi Kinston, LLC, a subsidiary of the Company, entered into a $24.4 million five-year loan agreement. The loan, which calls for interest only payments for the first two years, bore interest at 10% per annum and was payable in arrears each quarter commencing December 31, 2004 until paid in full. Quarterly principal payments of approximately $2.0 million were due beginning December 31, 2006 with the final payment due September 30, 2009. The loan agreement contained customary covenants for asset based loans including a required minimum collateral value ratio of 1.0 to 1.0 and a pre-defined maximum leverage ratio. The loan was secured by all of the business assets held by Unifi Kinston, LLC. On July 25, 2005, the Company made a $24.4 million pre-payment, plus accrued interest, paying off the loan in full.

Environmental Liabilities.  The land associated with the Kinston acquisition is leased pursuant to a 99 year Ground Lease with DuPont. Since 1993, DuPont has been investigating and cleaning up the Kinston Site under the supervision of the EPA and the North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action Program. The Corrective Action Program requires DuPont to identify all solid waste management units or areas of concern, assess the extent of contamination at the identified areas and clean them up to applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the solid waste management units and areas of concern previously addressed by DuPont and at any other areas at the plant. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the solid waste management units and areas of concern or the extent of any potential liability for the same. Accordingly, the possibility that the Company could face material clean-up costs in the future relating to the Kinston facility cannot be eliminated. In addition, the Company is evaluating several options with respect to the upgrade of its industrial boilers at the Kinston Site. The estimated investment ranges from $0 to $2.0 million. No determination has been made with respect to which alternative to pursue, if any.

Joint Ventures.  The Company has invested $30.6 million in cash in its Chinese joint venture, YUFI, for its 50% equity interest which the Company paid using the proceeds of capital asset sales relating to the closure of its European manufacturing operations.

Contractual Obligations

The Company’s significant long-term obligations as of June 25, 2006 are as follows:

	Cash Payments Due by Period
		Less Than			More Than
Description of Commitment	Total	1 Year	1-3 years	3-5 Years	5 Years
	(Amounts in thousands)

2014 notes(1)	$190,000	$—	$—	$—	$190,000
2008 notes(2)	1,273	—	1,273	—	—
Interest on long-term debt(3)	175,704	22,554	44,795	44,598	63,757
Other long-term debt	19,028	10,766	7,148	785	329
Purchase obligations Nylon yarn procurement — U.S. (4)	41,070	20,535	20,535	—	—
Operating leases	9,795	3,460	6,019	316	—

	$436,870	$57,315	$79,770	$45,699	$254,086

(1)	The notes will mature in 2014.

(2)	On April 28, 2006, the Company commenced a tender offer for all of its then outstanding $250 million in aggregate principal amount of 2008 notes, simultaneously with a consent solicitation from the holders of the 2008 notes to remove substantially all of the restrictive covenants and certain events of default under the indenture governing the 2008 notes. The tender offer expired on May 25, 2006, and $248.7 million in aggregate principal amount of 2008 notes were tendered in the tender offer, representing 99.5% of the then outstanding aggregate principal amount of 2008 notes. The $1.3 million in aggregate principal amount of 2008 notes that were not tendered and purchased in the tender offer remain outstanding in accordance with their amended terms.

(3)	Consists of interest on the 2014 notes, the 2008 notes and the amended revolving credit facility and interest on other long-term debt.

(4)	The nylon segment has a supply agreement with UNF which expires in April 2008. The Company is obligated to purchase certain to be agreed upon quantities of yarn production from UNF. The agreement does not provide for a fixed or minimum amount of yarn purchases, therefore there is a degree of uncertainty associated with the obligation. Accordingly, the Company has estimated its obligation under the agreement based on past history and internal projections.

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”

(“SFAS No. 143”) which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies that “conditional asset retirement obligation,” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The effective date is for fiscal years ending after December 15, 2005. During the fourth quarter of fiscal 2006, the Company performed a formal review of its asset retirement obligations in accordance with FIN 47. With respect to assets in which the retirement was measurable the impact on the Company’s financial position and results of operations was immaterial. The fair value of the assets retirement obligations relating to the Company’s Kinston facility (see Note 19, “Contingencies”) could not be reasonable estimated.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is an interpretation of SFAS No. 109. The pronouncement creates a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of the first day of fiscal year 2008 and it does not expect that the adoption of this interpretation will have a significant impact on its financial position and results of operations.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements. The following discussion provides further information about accounting policies critical to the Company and should be read in conjunction with Note 1, “Significant Accounting Policies and Financial Statement Information” of its audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Allowance for Doubtful Accounts.  An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectability of accounts receivable is based on a combination of factors including the aging of accounts receivable, historical write-off experience, present economic conditions such as chapter 11 bankruptcy filings within the industry and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for doubtful accounts. Accounts are written off when they are no longer deemed to be collectible. The reserve for bad debts is established based on certain percentages applied to accounts receivable aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. The Company’s exposure to losses as of June 25, 2006 on accounts receivable was $98.4 million against which an allowance for losses of $5.1 million was provided. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts.

Inventory Reserves.  The Company maintains reserves for inventories valued utilizing the first-in, first-out (“FIFO”) method and may provide for additional reserves over and above the LIFO reserve for inventories valued at

LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO (raw materials only), the amount of existing LIFO reserves. The LIFO reserve has increased $3.8 million for fiscal year 2006 primarily due to increases in raw material prices and higher inventory levels. The balance of the LIFO reserve was $7.6 million as of June 25, 2006. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins.

Impairment of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. During the third quarter of fiscal year 2004, the Company performed impairment testing on its domestic polyester texturing segment’s long-lived assets and determined that a write down was required. Based on the historical financial performance of the segment and the uncertainty of the moderate forecasted cash flows, the Company estimated the fair value of assets using a market value of $73.7 million. Management determined that the assets were impaired because the carrying value was $98.9 million. This resulted in the segment recording an impairment charge of $25.2 million. The Company also tested for impairment the entire domestic polyester segment and domestic nylon segment, both of which passed the tests. Future events impacting cash flows for existing assets could render a write down necessary that previously required no such write down.

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

Accruals for Costs Related to Severance of Employees and Related Health Care Costs.  From time to time, the Company establishes accruals associated with employee severance or other cost reduction initiatives. Such accruals require that estimates be made about the future payout of various costs, including, for example, health care claims. The Company uses historical claims data and other available information about expected future health care costs to estimate its projected liability. Such costs are subject to change due to a number of factors, including the incidence rate for health care claims, prevailing health care costs and the nature of the claims submitted, among others. Consequently, actual expenses could differ from those expected at the time the provision was estimated, which may impact the valuation of accrued liabilities and results of operations. The Company’s estimates have been materially accurate in the past; and accordingly, at this time management expects to continue to utilize the present estimation processes.

Valuation Allowance for Deferred Tax Assets.  The Company established a valuation allowance against its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” The specifically identified deferred tax assets which may not be recoverable are primarily state income tax credits. The Company’s realization of some of its deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. On a quarterly basis, the Company reviews its estimates for future taxable income over a period of years to assess if the need for a valuation allowance exists. To forecast future taxable income, the Company uses historical profit before tax amounts which may be adjusted upward or downward depending on various factors, including perceived trends, and then applies the expected change in rates to deferred tax assets and liabilities based on when they reverse in the future. At June 25, 2006, the Company had a gross deferred tax liability of approximately

$10.8 million relating specifically to depreciation. The reversal of this deferred tax liability is the primary item generating future taxable income. Actual future taxable income may vary significantly from management’s projections due to the many complex judgments and significant estimations involved, which may result in adjustments to the valuation allowance which may impact the net deferred tax liability and provision for income taxes.

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

Interest Rate Risk:  The Company is exposed to interest rate risk through its borrowing activities, which are further described in Note 2, “Long Term Debt and Other Liabilities.” The majority of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company’s results of operation at the present time.

Currency Exchange Rate Risk:  The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchases commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European and North American currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter parties for these instruments are major financial institutions. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts, although 100% of the asset cost may be covered by contracts in certain instances. Effective February 14, 2005, the Company entered into a contract to sell the European facility in Ireland and received a $2.8 million non-refundable deposit from the purchaser. In addition to the deposit, the contract called for a partial payment of 16.0 million Euros on June 30, 2005 and a final payment of 2.1 million Euros on September 30, 2005. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure the financial institution’s maximum exposure on the hedge contract. This cash deposit has been reclassified as “Restricted cash” and is included on the Company’s balance sheet under current assets. On July 15, 2005, the Company settled the forward exchange contract for 15.0 million Euros. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions for which the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts is July 2006 and October 2006, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Foreign currency purchase contracts:
Notional amount	$526	$168	$3,660
Fair value	535	159	3,642

Net (gain) loss	$(9)	$9	$18

Foreign currency sales contracts:
Notional amount	$832	$24,414	$18,833
Fair value	878	22,687	19,389

Net (gain) loss	$45	$(1,727)	$556

The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item “Other (income) expense, net” in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.7 million for the fiscal year ended June 25, 2006, a pre-tax gain of $1.1 million for the fiscal year ended June 26, 2005, and a pre-tax loss of $0.5 million for the fiscal year ended June 27, 2004.

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

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Unifi, Inc.

We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 25, 2006, and June 26, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 25, 2006. Our audits also include the Valuation and Qualifying Accounts financial statement schedule in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 25, 2006 and June 26, 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 25, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Unifi, Inc.’s internal control over financial reporting as of June 25, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Greensboro, North Carolina
August 30, 2006

CONSOLIDATED BALANCE SHEETS

	June 25,	June 26,
	2006	2005
	(Amounts in thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$35,317	$105,621
Receivables, net	93,236	106,437
Inventories	116,018	110,827
Deferred income taxes	11,739	14,578
Assets held for sale	15,419	32,536
Restricted cash	—	2,766
Other current assets	9,229	15,590

Total current assets	280,958	388,355

Property, plant and equipment:
Land	3,628	3,979
Buildings and improvements	170,377	166,504
Machinery and equipment	642,192	664,228
Other	100,140	120,748

	916,337	955,459
Less accumulated depreciation	(676,641)	(675,727)

	239,696	279,732
Investments in unconsolidated affiliates	190,217	160,675
Other noncurrent assets	21,766	16,613

	$732,637	$845,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,593	$62,666
Accrued expenses	23,869	45,618
Deferred gain	323	—
Income taxes payable	2,303	2,292
Current maturities of long-term debt and other current liabilities	6,330	35,339

Total current liabilities	101,418	145,915

Long-term debt and other liabilities	202,110	259,790
Deferred gain	295	—
Deferred income taxes	45,861	55,913
Minority interests	—	182
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.10 par (500,000 shares authorized, 52,208 and 52,145 shares outstanding)	5,220	5,215
Capital in excess of par value	929	208
Retained earnings	382,082	396,448
Unearned compensation	—	(128)
Accumulated other comprehensive loss	(5,278)	(18,168)

	382,953	383,575

	$732,637	$845,375

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands,
	except per share data)

Summary of Operations:
Net sales	$738,825	$793,796	$666,383
Cost of sales	696,055	762,717	625,983
Selling, general and administrative expenses	41,534	42,211	45,963
Provision for bad debts	1,256	13,172	2,389
Interest expense	19,247	20,575	18,698
Interest income	(4,489)	(2,152)	(2,152)
Other (income) expense, net	(3,118)	(2,300)	(2,590)
Equity in (earnings) losses of unconsolidated affiliates	(825)	(6,938)	6,877
Minority interest income	—	(530)	(6,430)
Restructuring charges (recovery)	(254)	(341)	8,229
Arbitration costs and expenses	—	—	182
Alliance plant closure recovery	—	—	(206)
Write down of long-lived assets	2,366	603	25,241
Goodwill impairment	—	—	13,461
Loss from early extinguishment of debt	2,949	—	—

Loss from continuing operations before income taxes and extraordinary item	(15,896)	(33,221)	(69,262)
Benefit for income taxes	(1,170)	(13,483)	(25,113)

Loss from continuing operations before extraordinary item	(14,726)	(19,738)	(44,149)
Income (loss) from discontinued operations, net of tax	360	(22,644)	(25,644)

Loss before extraordinary item	(14,366)	(42,382)	(69,793)
Extraordinary gain — net of taxes of $0	—	1,157	—

Net loss	$(14,366)	$(41,225)	$(69,793)

Income (losses) per common share (basic and diluted):
Loss from continuing operations before extraordinary item	$(.28)	$(.38)	$(.85)
Income (loss) from discontinued operations, net of tax	—	(.43)	(.49)
Extraordinary gain — net of taxes of $0	—	.02	—

Net loss per common share	$(.28)	$(.79)	$(1.34)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Capital in			Other	Total	Comprehensive
	Shares	Common	Excess of	Retained	Unearned	Comprehensive	Shareholders’	Income (Loss)
	Outstanding	Stock	Par Value	Earnings	Compensation	Income (Loss)	Equity	Note 1
	(Amounts in thousands)

Balance June 29, 2003	53,399	$5,340	$—	$515,572	$(302)	$(40,862)	$479,748	—
Purchase of stock	(1,304)	(131)	(7)	(8,242)	—	—	(8,380)	—
Cancellation of unvested restricted stock	(2)	—	—	(18)	18	—	—	—
Issuance of restricted stock	22	2	134	—	(136)	—	—	—
Amortization of restricted stock	—	—	—	—	192	—	192	—
Currency translation adjustments	—	—	—	—	—	134	134	$134
Net loss	—	—	—	(69,793)	—	—	(69,793)	(69,793)

Balance June 27, 2004	52,115	5,211	127	437,519	(228)	(40,728)	401,901	$(69,659)

Purchase of stock	(1)	—	(2)	—	—	—	(2)	—
Options exercised	33	4	101	—	—	—	105	—
Cancellation of unvested restricted stock	(2)	—	(18)	—	15	—	(3)	—
Amortization of restricted stock	—	—	—	—	85	—	85	—
Currency translation adjustments	—	—	—	—	—	19,580	19,580	$19,580
Liquidation of foreign subsidiaries	—	—	—	154	—	2,980	3,134	2,980
Net loss	—	—	—	(41,225)	—	—	(41,225)	(41,225)

Balance June 26, 2005	52,145	5,215	208	396,448	(128)	(18,168)	383,575	$(18,665)

Reclassification upon adoption of SFAS 123R	—	(1)	27	—	128	—	154	—
Options exercised	63	6	168	—	—	—	174	—
Stock option tax benefit	—	—	1	—	—	—	1	—
Stock option expense	—	—	394	—	—	—	394	—
Cancellation of unvested restricted stock	—	—	131	—	—	—	131	—
Currency translation adjustments	—	—	—	—	—	5,550	5,550	$5,550
Liquidation of foreign subsidiaries	—	—	—	—	—	7,340	7,340	7,340
Net loss	—	—	—	(14,366)	—	—	(14,366)	(14,366)

Balance June 25, 2006	52,208	$5,220	$929	$382,082	$—	$(5,278)	$382,953	$(1,476)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Cash and cash equivalents at beginning of year	$105,621	$65,221	$76,801
Operating activities:
Net loss	(14,366)	(41,225)	(69,793)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Extraordinary gain	—	(1,157)	—
(Income) loss from discontinued operations	(360)	22,644	25,644
Net (income) loss of unconsolidated equity affiliates, net of distributions	1,945	(2,302)	8,695
Depreciation	48,669	51,542	56,226
Amortization	1,276	1,350	1,377
Net (gain) loss on asset sales	(1,755)	(1,770)	(3,227)
Non-cash portion of loss on extinguishment of debt	1,793	—	—
Non-cash portion of restructuring charges (recovery)	(254)	(341)	7,155
Non-cash write down of long-lived assets	2,366	603	25,241
Non-cash effect of goodwill impairment	—	—	13,461
Deferred income taxes	(7,776)	(19,057)	(28,201)
Provision for bad debts	1,256	13,172	2,389
Change in cash surrender value of life insurance	1,643	(1,077)	3,107
Minority interest	—	(551)	(6,148)
Other	148	(461)	(731)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	10,592	(1,504)	(8,954)
Inventories	(5,844)	20,574	(813)
Other current assets	(1,278)	(901)	(668)
Accounts payable and accrued expenses	(8,504)	(10,933)	(13,539)
Income taxes	542	179	159

Net cash provided by continuing operating activities	30,093	28,785	11,380

Investing activities:
Capital expenditures	(11,988)	(9,422)	(11,124)
Acquisition	(30,634)	(1,358)	(83)
Return of capital from equity affiliates	—	6,138	1,665
Investment of foreign restricted assets	171	388	(323)
Collection of notes receivable	404	520	581
Increase in notes receivable	—	(139)	(711)
Proceeds from sale of capital assets	10,093	2,290	4,242
Restricted cash	2,766	(2,766)	—
Other	(42)	(342)	(24)

Net cash used in investing activities	(29,230)	(4,691)	(5,777)

Financing activities:
Payment of long term debt	(273,134)	—	—
Borrowing of long term debt	190,000	—	—
Debt issuance costs	(8,041)	—	—
Issuance of Company stock	176	104	—
Purchase and retirement of Company stock	—	(2)	(8,390)
Other	825	(20)	(77)

Net cash provided by (used in) financing activities	(90,174)	82	(8,467)

Cash flows of discontinued operations (Revised — See Note 18)
Operating cash flow	(3,342)	(6,273)	(8,358)
Investing cash flow	22,028	13,902	(427)
Financing cash flow	—	—	10

Net cash provided by (used in) discontinued operations	18,686	7,629	(8,775)
Effect of exchange rate changes on cash and cash equivalents	321	8,595	59

Net increase (decrease) in cash and cash equivalents	(70,304)	40,400	(11,580)

Cash and cash equivalents at end of year	$35,317	$105,621	$65,221

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies and Financial Statement Information

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries. The portion of the income applicable to non-controlling interests in the majority-owned operations is reflected as minority interests in the Consolidated Statements of Operations. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended three months or less prior to the dates of the Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned companies and partnerships where the Company is able to exercise significant influence, but not control, are accounted for by the equity method and, accordingly, consolidated income includes the Company’s share of the investees’ income or losses.

Fiscal Year.  The Company’s fiscal year is the 52 or 53 weeks ending in the last Sunday in June. Fiscal years 2006, 2005 and 2004 were comprised of 52 weeks.

Reclassification.  The Company has reclassified the presentation of certain prior year information to conform with the current year presentation.

Restatements.  In July 2004, the Company announced the closing of its European manufacturing operations and associated sales offices. Unifi ceased operating its dyed facility in Manchester, England, in June 2004 and ceased its manufacturing operations in Ireland in October 2004. The Company ceased all other European operations by June 2005 and sold the real property, plant and equipment of its European division in fiscal years 2005 and 2006. In July 2005, the Company announced that it had decided to exit the sourcing business and, as of the end of the third quarter of fiscal year 2006, it had substantially liquidated the business. Accordingly, the consolidated financial statements have been restated to present these results as discontinued operations for all periods presented.

Revenue Recognition.  Revenues from sales are recognized at the time shipments are made and include amounts billed to customers for shipping and handling. Costs associated with shipping and handling are included in cost of sales in the Consolidated Statements of Operations. Freight paid by customers is included in net sales in the Consolidated Statements of Operations.

Foreign Currency Translation.  Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of shareholders’ equity and included in comprehensive income (loss). Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary’s functional currency) are included in other income or expense in the Consolidated Statements of Operations.

Cash and Cash Equivalents.  Cash equivalents are defined as short-term investments having an original maturity of three months or less.

Restricted Cash.  Cash deposits held for a specific purpose or held as security for contractual obligations are classified as restricted cash.

Receivables.  The Company extends unsecured credit to its customers as part of its normal business practices. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical experience and known pending claims. The ability to collect accounts receivable is based on a combination of factors including the aging of accounts receivable, write-off experience and the financial condition of specific customers. Accounts are written off when they are no longer deemed to be collectible. General reserves are established based on the percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The reserve for such losses was $5.1 million at June 25, 2006 and $14.0 million at June 26, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories.  The Company utilizes the last-in, first-out (“LIFO”) method for valuing certain inventories representing 38.2% and 40.2% of all inventories at June 25, 2006, and June 26, 2005, respectively, and the first-in, first-out (“FIFO”) method for all other inventories. Inventories are valued at lower of cost or market including a provision for slow moving and obsolete items. Market is considered net realizable value. Inventories valued at current or replacement cost would have been approximately $7.3 million and $3.5 million in excess of the LIFO valuation at June 25, 2006, and June 26, 2005, respectively. The Company did not have LIFO liquidations during fiscal year 2006 but experienced LIFO liquidations of $0.3 million pre-tax loss during fiscal year 2005. The Company maintains reserves for inventories valued utilizing the FIFO method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO, the amount of existing LIFO reserves. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The total inventory reserves on the Company’s books, including LIFO reserves, at June 25, 2006 and June 26, 2005 were $10.7 million and $7.9 million, respectively. The following table reflects the composition of the Company’s inventory as of June 25, 2006 and June 26, 2005:

	June 25,	June 26,
	2006	2005
	(Amounts in thousands)

Raw materials and supplies	$48,594	$47,441
Work in process	10,144	8,497
Finished goods	57,280	54,889

	$116,018	$110,827

Other Current Assets.  Other current assets consist of government tax deposits ($4.3 million and $8.9 million), prepaid insurance ($2.5 million and $2.8 million), unrealized gains on hedging contracts ($0.0 million and $1.6 million), prepaid VAT taxes ($1.4 million and $1.0 million), deposits of ($0.7 million and $0.7 million) and other assets ($0.3 million and $0.6 million) as of June 25, 2006 and June 26, 2005, respectively.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years. Amortization of assets recorded under capital leases is included with depreciation expense.

Goodwill and Other Intangible Assets.  The Company accounts for goodwill and other intangibles under the provisions of Statements of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown.

Other Noncurrent Assets.  Other noncurrent assets at June 25, 2006, and June 26, 2005, consist primarily of the cash surrender value of key executive life insurance policies ($4.6 million and $6.1 million), unamortized bond issue costs and debt origination fees ($7.9 million and $2.5 million), restricted cash investments in Brazil ($6.2 million and $4.1 million), strategic investment assets ($1.0 million and $1.4 million), other miscellaneous assets ($1.8 million and $0.7 million), and various notes receivable due from both affiliated and non-affiliated parties ($0.3 million and $1.8 million), respectively. On April 28, 2006 the Company commenced a tender offer to purchase the outstanding $250 million of 2008 senior, unsecured debt securities (the “2008 notes”). The offer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expired on May 25, 2006. On May 26, 2006, the Company issued $190 million in senior, secured notes (the “2014 notes”) that expire in 2014, incurring $6.8 million in related issuance costs. As a result, $1.3 million of the remaining 2008 note issue costs were expensed. The Company simultaneously on May 26, 2006 amended its Revolving Credit Facility (“amended revolving credit facility”) to extend its maturity from 2006 to 2011 and increase its borrowing capacity. The Company incurred $1.2 million in origination fees related to the new facility. The debt origination fees relating to the old facility of $0.2 million were expensed in the fourth quarter fiscal 2006. All debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method. Accumulated amortization at June 25, 2006 for unamortized debt origination costs attributable to the 2014 notes and 2011 amended credit facility was $0.1 million. Accumulated amortization at June 26, 2005 attributable to the 2008 notes and 2006 Revolving Credit Facility was $7.3 million.

Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no such writedown.

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

Accrued Expenses.  The following table reflects the composition of the Company’s accrued expenses as of June 25, 2006 and June 26, 2005:

	June 25,	June 26,
	2006	2005
	(Amounts in thousands)

Payroll and fringe benefits	$11,112	$14,309
Severance	576	5,252
Interest	1,984	7,325
Pension	—	6,141
Other	10,197	12,591

	$23,869	$45,618

Income Taxes.  The Company and its domestic subsidiaries file a consolidated federal income tax return. Income tax expense is computed on the basis of transactions entering into pre-tax operating results. Deferred income taxes have been provided for the tax effect of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Otherwise, income taxes have not been provided for the undistributed earnings of certain foreign subsidiaries as such earnings are deemed to be permanently invested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Losses Per Share.  The following table details the computation of basic and diluted losses per share:

	Fiscal Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Numerator:
Loss from continuing operations before discontinued operations	$(14,726)	$(19,738)	$(44,149)
Income (loss) from discontinued operations, net of tax	360	(22,644)	(25,644)
Extraordinary gain, net of taxes of $0	—	1,157	—

Net loss	$(14,366)	$(41,225)	$(69,793)

Denominator:
Denominator for basic losses per share — weighted average shares	52,155	52,106	52,249
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	—	—

Diluted potential common shares denominator for diluted losses per share — adjusted weighted average shares and assumed conversions	52,155	52,106	52,249

In fiscal years 2006, 2005, and 2004, options and unvested restricted stock awards had the potential effect of diluting basic earnings per share, and if the Company had net earnings in these years, diluted weighted average shares would have been higher than basic weighted average shares by 232,986 shares, 199,207 shares, and 1,507 shares, respectively.

Stock-Based Compensation.  With the adoption of SFAS 123, the Company elected for fiscal years 2005 and 2004 to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the fair value-based method under SFAS 148 been applied, compensation expense would have been recorded for the options outstanding in fiscal years 2005 and 2004 based on their respective vesting schedules.

Net loss in fiscal years 2005 and 2004 on a pro forma basis assuming SFAS 123 had been applied would have been as follows:

	June 26,	June 27,
	2005	2004
	(Amounts in thousands, except per share amounts)

Net loss as reported	$(41,225)	$(69,793)
Adjustment: Impact of stock options, net of tax	(3,321)	(1,656)

Adjusted net loss	$(44,546)	$(71,449)

Basic and diluted net loss per share:
As reported	$(.79)	$(1.34)
Adjusted for stock option expense	(.85)	(1.37)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options were granted during fiscal years 2006, 2005, and 2004. The fair value and related compensation expense of fiscal years 2006, 2005, and 2004 options were calculated as of the issuance date using the Black-Scholes model with the following assumptions:

Options Granted	2006	2005	2004

Expected term (years)	6.1	7.0	7.0
Interest rate	4.9%	4.4%	2.5%
Volatility	57.2%	57.0%	51.0%
Dividend yield	—	—	—

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Shared-Based Payment” (“SFAS No. 123R”) which, after the Securities and Exchange Commission (“SEC”) amended the compliance dates on April 15, 2005, was effective for the Company’s fiscal year beginning June 27, 2005. The new standard required the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of share-based payments for public companies.

Effective June 27, 2005, the Company adopted SFAS 123R and elected the Modified — Prospective Transition Method whereby compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied (see Note 4, “Common Stock, Stock Option Plan and Restricted Stock Plan”).

Comprehensive Income.  Comprehensive income includes net income and other changes in net assets of a business during a period from non-owner sources, which are not included in net income. Such non-owner changes may include, for example, available-for-sale securities and foreign currency translation adjustments. Other than net income, foreign currency translation adjustments presently represent the only component of comprehensive income for the Company. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

Recent Accounting Pronouncements.  In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) which applies to all entities and addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies what “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The effective date is for fiscal years ending after December 15, 2005. During fiscal year 2006, the Company performed a formal review of its asset retirement obligations in accordance with FIN 47. With respect to assets for which the retirement obligation was measurable, the impact on the Company’s financial position and results of operations was immaterial.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is an interpretation of SFAS No. 109. The pronouncement creates a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of the first day of fiscal year 2008 and it does not expect that the adoption of this interpretation will have a significant impact on its financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Long-Term Debt and Other Liabilities

A summary of long-term debt and other liabilities follows:

	June 25,	June 26,
	2006	2005
	(Amounts in thousands)

Senior secured notes — due 2014	$190,000	$—
Senior unsecured notes — due 2008	1,273	249,473
Note payable	—	24,407
Brazilian government loans	10,499	12,912
Other obligations	6,668	8,337

Total debt and other obligations	208,440	295,129
Current maturities	(6,330)	(35,339)

Total long-term debt and other liabilities	$202,110	$259,790

Long-Term Debt

On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bore a coupon rate of 6.5% and were scheduled to mature in February 2008. On April 28, 2006, the Company commenced a tender offer for all of its outstanding 2008 notes. As of June 25, 2006 $1.3 million in aggregate principal amount of 2008 notes had not been tendered and remain outstanding in accordance with their amended terms. As a result of the tender offer, the Company incurred $1.1 million in related fees and wrote off the remaining $1.3 million of unamortized issuance costs and $0.3 million of unamortized bond discounts as expense. The estimated fair value of the 2008 notes, based on quoted market prices as of June 25, 2006, and June 26, 2005, was approximately $1.3 million and $210.0 million, respectively.

On May 26, 2006 the Company issued $190 million of 11.5% senior secured notes due May 15, 2014. Interest is payable on the notes on May 15 and November 15 of each year, beginning on November 15, 2006. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under the Company’s amended revolving credit facility on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the notes and guarantees on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offerings. In connection with the issuance, the Company incurred $6.8 million in professional fees and other expenses which will be amortized to expense over the life of the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at June 25, 2006 was approximately $182.4 million.

Concurrently with the closing of this offering, the Company amended its senior secured asset-based revolving credit facility to provide a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity to 2011, and revise some of its other terms and covenants. The amended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility is secured by first-priority liens on the Company’s and it’s subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s amended revolving credit facility is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

Borrowings under the amended revolving credit facility bear interest at rates of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the amended revolving credit facility. The amended revolving credit facility also includes a 0.25% LIBOR margin pricing reduction if the Company’s fixed charge coverage ratio is greater than 1.5 to 1.0. The unused line fee under the amended revolving credit facility is 0.25% to 0.35% of the borrowing base. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.2 million, which are being amortized over the term of the amended revolving credit facility. As of June 25, 2006, the Company had no outstanding borrowings and availability of $94.2 million under the terms of the amended credit facility.

The amended credit facility replaces the December 7, 2001 $100 million revolving bank credit facility (the “Credit Agreement”), as amended, which would have terminated on December 7, 2006. The Credit Agreement was secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability was based on eligible domestic accounts receivable and inventory. Borrowings under the Credit Agreement bore interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix was based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, the Company paid unused line fees ranging from 0.25% to 0.50% per annum on the unused portion of the commitment which is included in interest expense. In connection with the refinancing, the Company incurred fees and expenses aggregating $2.0 million, which were being amortized over the term of the Credit Agreement with the balance of $0.2 million expensed upon the May 26, 2006 refinancing.

The amended revolving credit facility contains affirmative and negative customary covenants for asset based loans that restrict future borrowings and capital spending. The covenants under the amended revolving credit facility are more restrictive than those in the indenture. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of our capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on our property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor.

Under the amended revolving credit facility, if borrowing capacity is less than $25 million at any time during the quarter, covenants will include a required minimum fixed charge coverage ratio of 1.1 to 1.0. In addition, the maximum capital expenditures are limited to $30 million per fiscal year (subject to pro forma availability greater than $25 million) with a 75% one-year unused carry forward. The amended revolving credit facility permits the Company to make distributions, subject to standard criteria, as long as pro forma excess availability is greater than $25 million both before and after giving effect to such distributions, subject to certain exceptions. Under the amended revolving credit facility, acquisitions by the Company are subject to pro forma covenant compliance. In addition, the amended revolving credit facility receivables are subject to cash dominion if excess availability is below $25 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l. (“INVISTA”), a subsidiary of Koch Industries, Inc. (“Koch”). As part of the acquisition of the Kinston facility from INVISTA and upon finalizing the quantities and value of the acquired inventory, the Company entered into a $24.4 million five-year Loan Agreement. The note, which called for interest only payments for the first two years, bore interest at 10% per annum. The note was secured by all of the business assets held by Unifi Kinston, LLC. On July 25, 2005 the Company paid off the $24.4 million note payable and the related accrued interest.

Unifi do Brasil, receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brasil to the State of Minas Gerais. These loans were granted as part of a 24 month tax incentive to build a manufacturing facility in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which currently is significantly lower than the Brazilian prime interest rate. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brasil of its obligations under the loans. In return for this performance bond letter, Unifi do Brasil makes certain cash deposits with the Brazilian bank. The deposits made by Unifi do Brasil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate. These tax incentives will end in September 2008.

The following summarizes the maturities of the Company’s long-term debt on a fiscal year basis:

	Aggregate Debt Maturities
Description of Commitment	Total	2007	2008	2009-2011	Thereafter
	(Amounts in thousands)

Long-term debt	$201,772	$4,335	$7,437	$—	$190,000

Other Obligations

On May 20, 1997, the Company entered into a sale-leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. As of June 25, 2006 the balance of the note was $2.3 million and the net book value of the related assets was $6.6 million. Payments for the remaining balance of the sale-leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next six years are approximately $0.3 million. The interest rate implicit in the agreement is 7.84%.

Other obligations also includes operating lease accruals associated with the Altamahaw, North Carolina plant closure in the amount of $2.7 million and $1.7 million of liquidation accruals associated with the closure of a dye operation in England in June 2004.

3.	Income Taxes

Income from continuing operations before income taxes is as follows:

	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Income (loss) from continuing operations before income taxes:
United States	$(15,256)	$(40,838)	$(80,399)
Foreign	(640)	7,617	11,137

	$(15,896)	$(33,221)	$(69,262)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes applicable to continuing operations for fiscal years 2006, 2005, and 2004 consists of the following:

	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Currently payable (recoverable):
Federal	$(29)	$2,729	$669
Repatriation of foreign earnings	2,125	—	—
State	21	203	(675)
Foreign	2,221	2,073	2,734

Total current	4,338	5,005	2,728

Deferred:
Federal	(4,956)	(18,096)	(28,637)
Repatriation of foreign earnings	(1,122)	1,122	—
State	290	(908)	433
Foreign	280	(606)	363

Total deferred	(5,508)	(18,488)	(27,841)

Income tax benefits	$(1,170)	$(13,483)	$(25,113)

Income tax benefits were 7.4%, 40.6%, and 36.3% of pre-tax losses in fiscal 2006, 2005, and 2004, respectively. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	June 25,	June 26,	June 27,
	2006	2005	2004

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes net of federal tax benefit	(10.4)	(4.2)	(4.4)
Foreign taxes less than domestic rate	17.3	(0.7)	(1.1)
Foreign tax adjustment	—	(3.0)	—
Repatriation of foreign earnings	6.3	3.4	—
Change in valuation allowance	11.9	2.5	5.7
Change in tax status of subsidiary	—	(3.9)	—
Nondeductible expenses and other	2.5	0.3	(1.5)

Effective tax rate	(7.4)%	(40.6)%	(36.3)%

During fiscal year 2006, the Company repatriated approximately $31.0 million of dividends from foreign subsidiaries which qualified for the temporary dividends-received-deduction available under the American Jobs Creation Act. The associated net tax cost of approximately $1.1 million was not fully provided for in fiscal year 2005 due to management’s decision during fiscal year 2006 to increase the original repatriation plan from $15.0 million to $40.0 million.

During fiscal year 2005, the Company determined that it had not properly recorded deferred tax assets of a foreign subsidiary that should have been previously recognized. The Company recorded a deferred tax asset of $1.2 million in the fourth quarter of fiscal year 2005. The Company evaluated the effect of the adjustment and determined that the differences were not material for any of the periods presented in the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and their basis for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 25, 2006 and June 26, 2005 were as follows:

	June 25,	June 26,
	2006	2005
	(Amounts in thousands)

Deferred tax liabilities:
Property, plant and equipment	$50,044	$60,859
Investments in equity affiliates	11,251	14,821
Unremitted foreign earnings	—	1,122
Other	42	2

Total deferred tax liabilities	61,337	76,804

Deferred tax assets:
State tax credits	10,597	13,085
Accrued liabilities and valuation reserves	11,783	15,748
Net operating loss carryforwards	7,799	10,529
Intangible assets	4,278	4,914
Charitable contributions	876	1,022
Other items	1,114	1,101

Total gross deferred tax assets	36,447	46,399
Valuation allowance	(9,232)	(10,930)

Net deferred tax assets	27,215	35,469

Net deferred tax liability	$34,122	$41,335

As of June 25, 2006, the Company has available for income tax purposes approximately $21.0 million in federal net operating loss carryforwards that may be used to offset future taxable income. The carryforwards expire as set forth in the table below:

	2023	2024	2025
	(Amounts in thousands)

Expiration amount	$1,373	$11,989	$7,618

The Company also has available for state income tax purposes approximately $16.3 million in North Carolina investment tax credits, for which the Company has established a valuation allowance in the amount of $9.2 million. The credits expire as set forth in the table below:

	2007	2008	2009	2010	2011	Thereafter
	(Amounts in thousands)

Expiration amount	$3,861	$3,760	$3,689	$3,204	$1,229	$562

The Company also has charitable contribution carryforwards of $2.5 million expiring in fiscal year 2007 through fiscal year 2010 that also may be used to offset future taxable income.

For the years ended June 25, 2006 and June 26, 2005, the valuation allowance decreased $1.7 million and $2.2 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Common Stock, Stock Option Plans and Restricted Stock Plan

Common shares authorized were 500 million in 2006 and 2005. Common shares outstanding at June 25, 2006 and June 26, 2005 were 52,208,467 and 52,145,434, respectively.

At its meeting on April 24, 2003, the Company’s Board of Directors reinstituted the Company’s previously authorized stock repurchase plan. During fiscal year 2004, the Company repurchased approximately 1.3 million shares. At June 25, 2006, there was remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.

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

Previously the Company measured compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Had the fair value-based method under SFAS No. 123 been applied, compensation expense would have been recorded for the options outstanding based on their respective vesting schedules.

The Company currently has only one share-based compensation plan which had unvested stock options as of June 25, 2006. The compensation cost that was charged against income for this plan was $0.7 million and $0 for the fiscal years ended June 25, 2006 and June 26, 2005, respectively. The total income tax benefit recognized for share-based compensation in the Consolidated Statements of Operations was not material for the fiscal years 2006, 2005 and 2004.

During the fourth quarter of fiscal year 2006, the Board authorized the issuance of 150 thousand options from the 1999 Long-Term Incentive Plan to two newly promoted officers of the Company. During the first half of fiscal year 2005, the Board authorized the issuance of approximately 2.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options granted in fiscal years 2006 and 2005 vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

On April 20, 2005, the Board of Director’s approved a resolution to vest all stock options, in which the exercise price exceeded the closing price of the Company’s common stock on April 20, 2005, granted prior to June 26, 2005. The Board decided to fully vest these specific underwater options, as there was no perceived value in these options to the employee, little retention ramifications, and to minimize the expense to the Company’s consolidated financial statements upon adoption of SFAS No. 123R. No other modifications were made to the stock option plan except for the accelerated vesting. This acceleration of the original vesting schedules affected 0.3 million unvested stock options.

SFAS No. 123R requires the Company to record compensation expense for stock options using the fair value method. The Company decided to adopt SFAS No. 123R using the Modified — Prospective Transition Method in which compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The effect of the change from applying the intrinsic method of accounting for stock options under APB 25, previously permitted by SFAS No. 123 as an alternative to the fair value recognition method, to the fair value recognition provisions of SFAS No. 123 on income from continuing operations before income taxes, income from continuing operations and net income for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year 2006 was $0.7 million, $0.7 million and $0.7 million, respectively. There was no material change from applying the original provisions of SFAS No. 123 on cash flow from continuing operations, cash flow from financing activities, and basic and diluted earnings per share.

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

Stock options granted under the plan have vesting periods of three to five years based on continuous service by the employee. All stock options have a 10 year contractual term. In addition to the 3,672,174 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 57,500 common shares reserved and previous NQSO plans with 216,667 common shares reserved at June 25, 2006. No additional options will be issued under any previous ISO or NQSO plan. The stock option activity for fiscal years 2006, 2005 and 2004 of all three plans was as follows:

	ISO		NQSO
	Options	Weighted	Options	Weighted
	Outstanding	Avg. $/Share	Outstanding	Avg. $/Share

Fiscal year 2004:
Shares under option — beginning of year	3,880,772	$10.81	583,175	$24.67
Granted	20,000	6.85	—	—
Expired	(294,252)	12.89	(50,000)	26.66
Forfeited	(71,693)	8.79	—	—

Shares under option — end of year	3,534,827	10.66	533,175	24.48
Fiscal year 2005:
Granted	2,101,788	2.84	—	—
Exercised	(33,330)	2.76	—	—
Expired	(1,227,591)	12.76	(191,508)	25.82
Forfeited	(102,691)	4.91	—	—

Shares under option — end of year	4,273,003	6.41	341,667	23.72
Fiscal year 2006:
Granted	150,000	3.40	—	—
Exercised	(63,333)	2.76	—	—
Expired	(581,667)	9.32	(125,000)	26.00
Forfeited	(48,329)	2.76	—	—

Shares under option — end of year	3,729,674	5.94	216,667	22.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options as of June 25, 2006:

	Options Outstanding
			Weighted
			Average	Options Exercisable
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$2.76 - $3.78	1,910,001	$2.82	8.2	1,226,735	$2.79
5.29 - 7.64	959,949	7.28	5.5	959,949	7.28
8.10 - 11.99	604,626	10.54	3.9	604,626	10.54
12.53 - 16.31	340,098	14.16	2.9	340,098	14.16
18.75 - 31.00	131,667	26.35	1.5	131,667	26.35

The total intrinsic value of options exercised was $22 thousand in fiscal year 2006 and $2 thousand in fiscal year 2005. The amount of cash received from exercise of options was $174 thousand in fiscal year 2006 and $92 thousand in fiscal year 2005.

The following table sets forth certain required stock option information for the ISO and NQSO plans as of and for the year ended June 25, 2006:

	ISO	NQSO

Number of options expected to vest	3,720,674	216,667
Weighted-average price of options expected to vest	$5.95	$22.41
Intrinsic value of options expected to vest	$332,500	$—
Weighted-average remaining contractual term of options expected to vest	6.50	1.82
Number of options exercisable as of June 25, 2006	3,046,408	216,667
Option price range	$2.76-$16.31	$16.31-$31.00
Weighted-average exercise price for options currently exercisable	$6.64	$22.41
Intrinsic value of options currently exercisable	$332,500	$—
Weighted-average remaining contractual term of options currently exercisable	6.44	1.82
Weighted-average fair value of options granted	$1.98	N/A

The Company has a policy of issuing new shares to satisfy share option exercises. The Company has elected an accounting policy of accelerated attribution for graded vesting.

As of June 25, 2006, unrecognized compensation costs related to unvested share based compensation arrangements granted under the 1999 Long-Term Incentive Plan was $0.2 million. The costs are estimated to be recognized over a period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock activity for fiscal years 2006, 2005 and 2004 was as follows:

		Weighted Average
	Shares	Grant-Date Fair Value

Fiscal year 2004:
Unvested shares — beginning of year	20,900	$8.90
Granted	21,500	6.36
Vested	(9,100)	7.80
Forfeited	(2,100)	9.03

Unvested shares — end of year	31,200	7.46
Fiscal year 2005:
Vested	(10,400)	7.98
Forfeited	(1,500)	7.89

Unvested shares — end of year	19,300	7.15
Fiscal year 2006:
Vested	(8,600)	7.67
Forfeited	(300)	9.95

Unvested shares — end of year	10,400	6.63

5.	Retirement Plans

Defined Contribution Plan.  The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible salaried and hourly employees. Under the terms of the Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. For fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, the Company incurred $2.4 million, $2.5 million and $2.5 million, respectively, of expense for its obligations under the matching provisions of the DC Plan.

Defined Benefit Plan.  The Company’s subsidiary in Ireland maintained a defined benefit plan (“DB Plan”) that covered substantially all of its employees and was funded by both employer and employee contributions. The plan provided defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement. During the first quarter of fiscal year 2005, the Company announced plans to close its European Division, and as a result, recognized the previously unrecognized net actuarial loss of $9.4 million. As of June 26, 2005, the subsidiary had terminated substantially all of its employees.

During fiscal year 2006 the Company’s Irish subsidiary made its final contribution of $6.1 million and the remaining accumulated benefit obligation of $32.5 million was paid in full through the purchase of annuity contracts for all participants in the DB Plan. In fiscal years 2005 and 2004, the Company recorded pension (income) expense of $11.1 million and $(2.4) million, respectively, which was recorded on the “Loss from discontinued operations, net of tax” line item of the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and funded status related to the DB Plan is presented below:

	June 25,	June 26,
	2006	2005
	(Amounts in
	thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$32,511	$30,937
Service cost	—	255
Interest cost	852	1,783
Plan participants’ contributions	—	127
Actuarial gain	—	(891)
Benefits paid	(33,736)	(509)
Curtailments	—	509
Translation adjustment	373	300

Benefit obligation at end of year	$—	$32,511

Change in plan assets:
Fair value of plan assets at beginning of year	$26,370	$25,620
Actual return on plan assets	852	1,019
Employer contributions	6,212	255
Plan participants’ contributions	—	127
Benefits paid	(33,736)	(509)
Translation adjustment	302	(142)

Fair value of plan assets at end of year	—	26,370

Funded status		(6,141)
Unrecognized net actuarial loss	—	—

Net amount recognized	$—	$(6,141)

The accumulated benefit obligation was $0 million at June 25, 2006 and $32.5 million at June 26, 2005.

Amount recognized in the Consolidated Balance Sheet consists of:

	June 25,	June 26,
	2006	2005
	(Amount in thousands)

Accrued benefit cost	$—	$6,141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost/(Income):

	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Service cost	$—	$382	$1,074
Interest cost	853	1,783	1,789
Expected return on plan assets	(853)	(1,910)	(1,670)
Amortization of net loss	—	9,935	477
Cost of termination events	—	1,019	477

Net periodic benefit cost	—	11,209	2,147
Less plan participants’ contributions	—	(127)	(477)

Sub-total	—	11,082	1,670
Correction of error	—	—	(4,109)

Company’s net periodic benefit cost (income)	$—	$11,082	$(2,439)

During the fourth quarter of fiscal year 2004, the Company determined that it had not properly recorded or disclosed the DB Plan and a pension asset should have been previously recognized. The Company corrected the error in the fourth quarter of fiscal year 2004 by recording a pension asset of $4.1 million.

Assumptions:

Weighted-average assumption used to determine benefit obligations as of:

	June 25,	June 26,	June 27,
	2006	2005	2004

Discount rate...	N/A	N/A	5.60%
Rate of compensation increase	N/A	N/A	3.75%

Weighted-average assumption used to determine net periodic benefit cost for fiscal years ended:

	June 25,	June 26,	June 27,
	2006	2005	2004

Discount rate	N/A	N/A	5.60%
Expected long-term return on plan assets	N/A	N/A	6.93%
Rate of compensation increase	N/A	N/A	3.75%

Plan Assets:

The DB Plan’s weighted-average asset allocations at June 26, 2005, by asset category was as follows:

June 26, 2005

Equity securities	—
Debt securities	100.0%
Real estate	—

Total	100.0%

6.	Leases and Commitments

In addition to the direct financing sale-leaseback obligation described in Note 2, “Long-Term Debt and Other Liabilities,” the Company is obligated under operating leases relating primarily to real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 25, 2006 are $3.6 million in 2007, $4.9 million in 2008, $1.3 million in 2009, $0.4 million in 2010, and $0.0 million in aggregate thereafter. Rental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense was $3.6 million, $6.8 million, and $7.8 million for the fiscal years 2006, 2005, and 2004, respectively. The Company had no significant binding commitments for capital expenditures at June 25, 2006.

The Company’s nylon segment has a supply agreement with UNF which expires in April 2008. The Company is obligated to purchase certain to be agreed upon quantities of yarn production from UNF. The actual purchases under this agreement for fiscal years 2006, 2005, and 2004 were $24.3 million, $30.2 million and $29.3 million. The agreement does not provide for a fixed or minimum amount of yarn purchases, therefore there is a degree of uncertainty associated with the obligation.

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

	Polyester	Nylon	Total
	(Amounts in thousands)

Fiscal year 2006:
Net sales to external customers	$566,367	$172,458	$738,825
Inter-segment net sales	5,525	6,022	11,547
Depreciation and amortization	30,412	14,576	44,988
Restructuring charges (recovery)	533	(787)	(254)
Write down of long-lived assets	51	2,315	2,366
Segment operating profit (loss)	5,658	(6,534)	(876)
Total assets	361,206	128,165	489,371
Fiscal year 2005:
Net sales to external customers	$587,008	$206,788	$793,796
Inter-segment net sales	5,858	5,758	11,616
Depreciation and amortization	32,714	14,870	47,584
Restructuring charges (recoveries)	(212)	(129)	(341)
Write down of long-lived assets	—	603	603
Segment operating loss	(1,569)	(9,825)	(11,394)
Total assets	432,231	156,936	589,167
Fiscal year 2004:
Net sales to external customers	$481,847	$184,536	$666,383
Inter-segment net sales	4,567	6,721	11,288
Depreciation and amortization	35,768	15,654	51,422
Restructuring charges	7,591	638	8,229
Arbitration costs and expenses	182	—	182
Alliance plant closure costs (recovery)	(206)	—	(206)
Write downs of long-lived assets	25,241	—	25,241
Goodwill impairment	13,461	—	13,461
Segment operating loss	(48,378)	(4,092)	(52,470)
Total assets	459,724	182,108	641,832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments on activity drivers relevant to the respective costs. Intersegment sales of the Company’s polyester POY business are recorded at market whereas all other intersegment sales are recorded at cost.

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out method (see Note 1, “Significant Accounting Polices and Financial Statement Information”), an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating income (loss) excludes the provision for bad debts of $1.3 million, $13.2 million, and $2.4 million for fiscal years 2006, 2005, and 2004, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The net decrease of $71.0 million in the polyester segment total assets between fiscal year end 2005 and 2006 primarily reflects decreases in cash of $34.3 million, fixed assets of $21.0 million, assets held for sale of $14.3 million, accounts receivable of $13.2 million, other current assets of $3.4 million, and deferred taxes of $0.9 million offset by an increase in inventory of $13.2 million and other assets of $2.9 million. The fixed asset reduction is primarily associated with current year depreciation. The net decrease of $28.8 million in the nylon segment total assets between fiscal year end 2005 and 2006 is primarily a result of a decrease in fixed assets of $16.2 million, inventories of $5.6 million, accounts receivable of $4.3 million, assets held for sale of $2.9 million, cash of $2.0 million and other assets of $0.2 million, offset by an increase in deferred taxes of $2.4 million. The reduction in property and equipment is primarily associated with current year depreciation and an impairment charge of $2.3 million.

The following tables present reconciliations from segment data to consolidated reporting data:

	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$44,988	$47,584	$51,422
Depreciation of allocated assets	3,682	3,958	4,804
Amortization of allocated assets	1,275	1,350	1,377

Consolidated depreciation and amortization	$49,945	$52,892	$57,603

Operating income (loss):
Reportable segments loss	$(876)	$(11,394)	$(52,470)
Provision for bad debts	1,256	13,172	2,389
Interest expense	19,247	20,575	18,698
Interest income	(4,489)	(2,152)	(2,152)
Other (income) expense, net	(3,118)	(2,300)	(2,590)
Equity in losses (earnings) of unconsolidated affiliates	(825)	(6,938)	6,877
Loss on early extinguishment of debt	2,949	—	—
Minority interests (income) expense	—	(530)	(6,430)

Loss from continuing operations before income taxes and extraordinary item	$(15,896)	$(33,221)	$(69,262)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Total assets:
Reportable segments total assets	$489,371	$589,167	$641,832
Sourcing segment total assets	21	4,365	1,369
Corporate current assets	24,828	60,764	34,092
Unallocated corporate fixed assets	15,976	18,931	22,586
Other non-current corporate assets	13,616	12,797	9,609
Investments in unconsolidated affiliates	190,217	160,675	164,286
Intersegment eliminations	(1,392)	(1,324)	(1,239)

Consolidated assets	$732,637	$845,375	$872,535

Capital expenditures for long-lived assets totaled $12.0 million of which $8.4 million related to the Company’s polyester segment and $2.8 million related to the Company’s nylon segment.

The Company’s domestic operations serve customers principally located in the United States as well as international customers located primarily in Canada, Mexico and Israel and various countries in Europe, Central America, South America and South Africa. Export sales from its U.S. operations aggregated $78.9 million in 2006, $94.7 million in 2005, and $112.4 million in 2004. In fiscal year 2006, the Company had nylon segment net sales to one customer of $76.4 million which is in excess of 10% of consolidated net sales, whereas in fiscal years 2005 and 2004, the Company did not have sales to any one customer in excess of 10% of consolidated revenues. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers and dispersion across different end-uses and geographic regions.

The Company’s foreign operations primarily consist of manufacturing operations in Brazil and Colombia. On March 2, 2004, the Company announced its plan to close its dyed facility in Manchester, England. The facility ceased all operations in early June 2004. During the first quarter of fiscal year 2005, the Company announced a plan to close its entire European Division which included a manufacturing facility in Letterkenny, Ireland and the associated European sales offices. The facility’s manufacturing operations ceased in October 2004. On July 28, 2005, the Company announced that management had decided to discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. Management’s exit plan was completed as of the end of the third quarter fiscal 2006, and accordingly, the segment’s results of operations have been accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Net sales and total assets of the Company’s continuing foreign and domestic operations are as follows:

	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Foreign operations:
Net sales	$105,311	$93,420	$82,977
Total assets	123,179	151,447	150,013
Domestic operations:
Net sales	$633,514	$700,376	$583,406
Total assets	609,458	693,928	722,522

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60-80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally 50-75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Effective February 14, 2005, the Company entered into a contract to sell the European facility in Ireland and received a $2.8 million non-refundable deposit from the purchaser. In addition to the deposit, the contract called for a partial payment of 16.0 million Euros on June 30, 2005 and a final payment of 2.1 million Euros on September 30, 2005. On February 22, 2005, the Company entered into a forward exchange contract for 15.0 million Euros. The Company was required by the financial institution to deposit $2.8 million in an interest bearing collateral account to secure the financial institution’s exposure on the hedge contract. This cash deposit is classified as “Restricted cash” and is included in current assets on the fiscal year 2005 balance sheet. On July 15, 2005, the Company settled the forward exchange contract for 15.0 million Euros. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are July 2006 and October 2006, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Foreign currency purchase contracts:
Notional amount	$526	$168	$3,660
Fair value	535	159	3,642

Net (gain) loss	$(9)	$9	$18

Foreign currency sales contracts:
Notional amount	$833	$24,414	$18,833
Fair value	878	22,687	19,389

Net (gain) loss	$45	$(1,727)	$556

The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the line item other (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.7 million for the fiscal year ended June 25, 2006, a pre-tax loss of $0.5 million for the fiscal year ended June 27, 2004, and a pre-tax gain of $1.1 million for the fiscal year ended June 26, 2005.

The Company uses the following methods in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, trade receivables and trade payables.  The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt.  The fair value of the Company’s borrowings is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (see Note 2, “Long-Term Debt and Other Liabilities”).

Foreign currency contracts.  The fair value is based on quotes obtained from brokers or reference to publicly available market information.

9.	Investments in Unconsolidated Affiliates

The Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (LDI) yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina which is owned by the Company. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. The Company also received from USTF during fiscal 2006 payments totaling $1.7 million which consisted of reimbursements for rendering general and administrative services and purchasing various manufacturing related items for the operations. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas.

Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. (“UNF”). The joint venture produces nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations. The nylon segment has a supply agreement with UNF which expires in April 2008. Unifi is obligated to purchase certain to be agreed upon quantities of yarn production from UNF. The agreement does not provide for a fixed or minimum amount of yarn purchases, therefore there is a degree of uncertainty associated with the obligation. Accordingly, the Company has estimated its obligation under the agreement based on past history and internal projections.

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

The Company’s investment in PAL at June 25, 2006 was $140.9 million and the underlying equity in the net assets of PAL at June 25, 2006 is $130.3 million or a difference of $10.6 million, which is accounted for as goodwill and is included in the Company’s investment in PAL disclosures. The Company’s view is that the entire carrying value of the investment in PAL is recoverable from its share of future cash distributions from the venture plus a terminal exit value.

On October 21, 2004, the Company announced that Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) signed a non-binding letter of intent to form a joint venture to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. On June 10, 2005, Unifi and YCFC entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”). Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. YCFC’s facilities were already producing product at a steady state. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. The Company records revenues from the joint venture under a licensing agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. During fiscal year 2006, payments received under this agreement were $2.0 million.

Condensed balance sheet information as of June 25, 2006 and June 26, 2005, and income statement information for fiscal years 2006, 2005 and 2004, of combined unconsolidated equity affiliates were as follows (in thousands):

	June 25,	June 26,
	2006	2005
	(Amounts in thousands)

Current assets	$149,278	$127,188
Noncurrent assets	217,955	176,265
Current liabilities	48,334	28,235
Noncurrent liabilities	44,460	18,840
Shareholders’ equity and capital accounts	274,439	256,378

	Fiscal Years Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Net sales	$567,223	$471,786	$469,512
Gross profit	31,853	40,312	7,880
Income (loss) from operations	8,435	16,991	(15,928)
Net income (loss)	6,279	14,003	(20,183)

USTF and PAL are organized as partnerships for U.S. tax purposes. Taxable income and losses are passed through USTF and PAL to the members in accordance with the Operating Agreements of USTF and PAL. For the fiscal years ended June 25, 2006, June 26, 2005, and June 27, 2004, distributions received by the Company from its equity affiliates amounted to $2.8 million, $11.1 million, and $3.1 million, respectively. The total undistributed earnings of unconsolidated equity affiliates were $1.8 million as of June 26, 2006. Included in the above net sales amounts for the 2006, 2005, and 2004 fiscal years are sales to Unifi of approximately $24.0 million, $29.6 million, and $27.5 million, respectively. These amounts represent sales of nylon POY from UNF for use in the production of textured nylon yarn in the ordinary course of business.

10.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Fiscal Years Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Cash payments for:
Interest	$18,153	$16,536	$16,842
Income taxes, net of refunds	3,164	5,012	2,437

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Minority Interest

Effective May 29, 1998, the Company formed Unifi Textured Polyester, LLC (“UTP”) with Burlington Industries, LLC, now known as International Textile Group, LLC (“ITG”), to manufacture and market natural textured polyester yarns. The Company had an 85.42% interest in UTP and ITG had 14.58%. For the first five years, ITG was entitled to the first $9.4 million of annual net earnings and the first $12.0 million of UTP’s cash flows on an annual basis, less the amount of UTP net earnings. Subsequent to this five-year period, earnings and cash flows were allocated based on ownership percentages. UTP’s assets, liabilities and earnings are consolidated with those of the Company and ITG’s interest in the UTP is included in the Company’s financial statements as minority interest (income) expense. In April 2005, the Company purchased ITG’s ownership interest of 14.58% for $0.9 million in cash which resulted in a net write-down of UTP’s assets of $2.9 million, as a result of applying purchase accounting to the acquisition of minority interest. Minority interest (income) expense for ITG’s share of UTP in fiscal years 2006, 2005, and 2004 was $0.0 million, $(0.5) million, and $(6.5) million, respectively.

12.	Fiscal Year 1999 Early Retirement and Termination Charge

During the third quarter of fiscal 1999, the Company recognized a $14.8 million charge associated with the early retirement and termination of 114 salaried employees. As of June 25, 2006, the remaining financial obligation is to provide health and dental coverage to each early retiree until they reach 65 years of age. An adjustment to the reserve was recorded in fiscal years 2006, 2005 and 2004 to replenish the reserve for the difference between the actual cash payments and the present value of the liability originally recorded, which represented interest expense. At June 25, 2006, a reserve of $2.0 million remained on the Consolidated Balance Sheet that is expected to equal the present value of future cash payments for remaining medical and dental expenses associated with these terminated employees. The table below summarizes the activity associated with this charge for fiscal years 2006, 2005, and 2004:

	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Balance at beginning of fiscal year	$2,931	$3,418	$3,860
Change in estimate for original charges	(673)	(308)	314
Present value adjustment	217	243	327
Cash payments	(444)	(422)	(1,083)

Balance at end of fiscal year	$2,031	$2,931	$3,418

13.	Severance and Restructuring Charges

In fiscal year 2004, the Company recorded restructuring charges of $27.7 million, which consisted of $12.1 million of fixed asset write-downs associated with the closure of a dye facility in Manchester, England and the consolidation of the Company’s polyester operations in Ireland, $7.8 million of employee severance for approximately 280 management and production level employees, $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, NC and other restructuring costs of $2.1 million primarily related to the various plant closures. Of the $27.7 million recorded in fiscal year 2004 as a restructuring charge to continuing operations, $19.6 million has been reclassified to the line item “Loss from discontinued operations, net of tax” in the Consolidated Statements of Operations. Severance payments were made in accordance with various plan terms and were completed by July 2005. The lease obligation consists of rental payments of $1.0 million in fiscal year 2007 and $3.0 million in fiscal year 2008.

On October 19, 2004, the Company announced that it planned to curtail two production lines and downsize its recently acquired facility in Kinston, North Carolina. During the second quarter of fiscal year 2005, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, was not recorded as a restructuring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense in the Consolidated Statements of Operations. During the third quarter of fiscal year 2005, management completed the curtailment of both production lines as scheduled which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. Since no long-term assets or intangible assets were recorded in purchase accounting, the net reduction of $1.2 million was recorded as an extraordinary gain in the accompanying Consolidated Statements of Operations in fiscal year 2005.

On April 20, 2006, the Company re-organized its domestic business operations, and as a result, recorded a restructuring charge for severance of approximately $0.8 million in the fourth quarter of fiscal year 2006. Approximately 45 management level salaried employees were affected by the plan of reorganization.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 26, 2005 and June 25, 2006:

	Balance at				Balance at
	June 26,	Additional		Amount	June 25,
	2005	Charges	Adjustments	Used	2006
	(Amounts in thousands)

Accrued severance	$5,252	$812	$44	$(5,532)	$576
Accrued restructuring	5,053	—	(195)	(1,308)	3,550

	Balance at				Balance at
	June 27,	Additional		Amount	June 26,
	2004	Charges	Adjustments	Used	2005
	(Amounts in thousands)

Accrued severance	$2,949	$10,701	$(834)	$(7,564)	$5,252
Accrued restructuring	6,654	391	(695)	(1,297)	5,053

14.	Impairment Charges

During the third quarter of fiscal year 2004, management performed impairment testing for the domestic textured polyester business due to the continued challenging business conditions and reduction in volume and gross profit in the preceding quarter. As a result, management determined the fair value of the plant, property and equipment at $73.7 million using market prices of the assets. Management determined that the assets were in fact impaired because the carrying value was $98.9 million. This resulted in a $25.2 million write down of the assets, which is included in the “Write down of long-lived assets” line item in the Consolidated Statements of Operations. Subsequent to performing the impairment test for the property, plant and equipment, the entire domestic polyester segment was tested for impairment as of February 29, 2004. As a result of the testing, the Company recorded a goodwill impairment charge of $13.5 million in the third quarter of fiscal year 2004 to reduce the segment’s goodwill to $0. The Company used the income approach and market approach to determine the fair value.

In June 2005 the Company entered into a contract to sell 166 machines held by the nylon division. As a result, a $0.6 million charge was recorded to write the assets down from a net book value of $1.5 million to their fair value less cost to sell. This charge is recorded on the “Write down of long-lived assets” line item in the Consolidated Statements of Operations.

On August 29, 2005, the Company announced an initiative to improve the efficiency of its nylon business unit which included the closing of Plant one in Mayodan, North Carolina and moving its operations and offices to Plant three in nearby Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. In connection with this initiative, the Company decided to offer for sale a plant, a warehouse and a central distribution center (“CDC”), all of which are located in Mayodan, North Carolina. Based on appraisals received in September 2005, the Company determined that the warehouse was impaired and recorded an impairment charge of $1.5 million, which included $0.2 million in estimated selling costs. On March 13, 2006, the Company entered into a contract to sell the CDC and related land located in Mayodan, North Carolina. The terms of the contract call for a sale price of $2.7 million, which was approximately $0.7 million below the property’s carrying value. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets,” (“SFAS No. 144”) the Company recorded an impairment charge of approximately $0.8 million during the third quarter of fiscal year 2006 which included selling costs of $0.1 million. The sale of the CDC closed in the fourth quarter of fiscal year 2006 with no further expense to the Company.

15.	Assets Held for Sale

On July 28, 2004, the Company announced its decision to close its European Division and associated sales offices throughout Europe. The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $38.0 million. The European Division’s assets held for sale were separately stated in the June 26, 2005 Consolidated Balance Sheet and were reported in the Company’s polyester segment.

The Company announced in the first quarter of fiscal year 2006 that the nylon division decided to consolidate its operating facilities in Mayodan and Madison, North Carolina. As a result, Plant 1, Plant 5, Plant 7, and the CDC were completely vacated as of March 2006 and listed for sale. In addition, unrelated to the Nylon restructuring plan, the Company decided to market other properties in Yadkinville, North Carolina and Staunton, Virginia as well as related idle machinery and equipment. The listing contract for real property was signed in December 2005. The sale of the CDC and the Staunton, Virginia properties were closed in the fourth quarter of fiscal year 2006.

The following table summarizes by category assets held for sale:

	June 25,	June 26,
	2006	2005
	(Amounts in thousands)

Land	$612	$1,588
Building	10,052	24,831
Machinery and equipment	4,238	5,985
Leasehold improvements	517	132

	$15,419	$32,536

16.	Alliance

Effective June 1, 2000, the Company and E.I. DuPont De Nemours and Company (“DuPont”) initiated a manufacturing alliance (the “Alliance”). The intent of the Alliance was to optimize the Company’s and DuPont’s POY manufacturing facilities by increasing manufacturing efficiency and improving product quality. Under the terms of the Alliance, DuPont and the Company ran their polyester POY manufacturing facilities as a single operating unit. The companies split equally the costs to complete the necessary plant consolidation and the benefits gained through asset optimization.

DuPont’s subsidiary, Invista, Inc., held DuPont’s textiles and interiors assets and businesses which included the Alliance assets. Such assets and businesses were subsequently sold to subsidiaries of Koch. INVISTA continued to operate the DuPont site through September 29, 2004.

Effective September 30, 2004, the Company completed the acquisition of the INVISTA polyester POY manufacturing assets from INVISTA. See Note 17, “Asset Acquisition”.

The Company recognized, as a reduction of cost of sales, cost savings and other benefits from the Alliance of $0, $8.4 million and $38.2 million for fiscal years 2006, 2005 and 2004, respectively.

17.	Asset Acquisition

As discussed in Note 16, “Alliance”, the Company completed its acquisition of the INVISTA polyester POY manufacturing assets located in Kinston, North Carolina, including inventories, valued at $24.4 million which was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seller financed. See Note 2, “Long-Term Debt and Other Liabilities” for details of the financing agreement. On October 19, 2004, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility in Kinston, North Carolina. At that time the Company recorded a reserve of $10.7 million in related severance costs and $0.4 million in restructuring costs which were recorded as assumed liabilities in purchase accounting; and therefore, had no impact on the Consolidated Statements of Operations. As of March 27, 2005, both lines were successfully shut down which resulted in a reduction in the original restructuring estimate for severance. As a result of the reduction to the restructuring reserve, a $1.2 million extraordinary gain, net of tax, was recorded in fiscal year 2005.

18.	Discontinued Operations

On July 28, 2005, the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management’s plan to exit the business was successfully completed resulting in the reclassification of the segment’s losses as discontinued operations for all periods presented. See Note 20, “Quarterly Results (Unaudited)” for restatements of the fiscal 2006 first and second quarters and fiscal 2005 quarters.

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices throughout Europe (the “European Division”). The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $37.0 million. As of June 26, 2005, the Company has received approximately $9.9 million in proceeds from the sales contracts and recognized a gain of $10.4 million on the sales of capital assets. The Company received the remaining proceeds of $28.1 million during the first quarter fiscal year 2006 which resulted in a net gain of $4.6 million. The gains on the sales of capital assets are included in the line item “Income (loss) from discontinued operations — net of tax” in the Consolidated Statements of Operations.

The Company’s dyed facility in Manchester, England was closed in June 2004 and the physical assets were abandoned in June 2005. In accordance with SFAS No. 144, the complete abandonment of the business which occurred in June 2005 required the Company to include the operating results for this facility as discontinued operations for all periods presented.

Beginning with the third quarter of fiscal year 2006, the Company separately disclosed the operating, investing and financing portions of the cash flows attributable to all discontinued operations in the Consolidated Statements of Cash Flows. All prior periods have been restated to conform with the current presentation.

Results of operations for the sourcing segment, European Division and the dyed facility in England for fiscal years 2006, 2005, and 2004 are as follows:

	Fiscal Years Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(Amounts in thousands)

Net sales	$3,967	$30,261	$80,087
Restructuring charges	—	14,873	19,487

Loss from discontinued operations before income taxes	$(784)	$(22,073)	$(25,867)
Income tax (benefit) expense	(1,144)	571	(223)

Net (income) loss from discontinued operations — net of taxes	$360	$(22,644)	$(25,644)

19.	Contingencies

The land with the Kinston Site is leased pursuant to a 99 year ground lease (“Ground Lease”) with Dupont. Since 1993, Dupont has been investigating and cleaning up the Kinston Site under the supervision of the United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

20.	Quarterly Results (Unaudited)

Quarterly financial data for the fiscal years ended June 26, 2005 and June 25, 2006 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
	(Amounts in thousands, except per share data)

2006:
Net sales(a)	$183,102	$191,117	$181,398	$183,208
Gross profit(a)(b)	8,403	9,370	13,137	11,860
Income (loss) from discontinued operations, net of tax	1,929	(583)	(790)	(196)
Loss before extraordinary item	(2,878)	(3,976)	(2,117)	(5,395)
Extraordinary gain (loss) — net of tax of $0(c)	(208)	208	—	—
Net loss	(3,086)	(3,768)	(2,117)	(5,395)
Per Share of Common Stock (basic and diluted):
Net loss before extraordinary item	$(.06)	$(.07)	$(.04)	$(.10)
Extraordinary gain — net of taxes of $0	—	—	—	—

Net loss	$(.06)	$(.07)	$(.04)	$(.10)

2005:
Net sales(a)	$178,993	$206,687	$207,688	$200,428
Gross profit(a)(b)	10,840	9,817	9,332	1,090
Income (loss) from discontinued operations, net of tax	(21,650)	(2,941)	(1,659)	3,606
Loss before extraordinary item	(22,555)	(7,746)	(3,272)	(8,809)
Extraordinary gain (loss) — net of tax of $0(c)	—	—	1,342	(185)
Net loss	(22,555)	(7,746)	(1,930)	(8,994)
Per Share of Common Stock (basic and diluted):
Net loss before extraordinary item	$(.43)	$(.15)	$(.06)	$(.17)
Extraordinary gain — net of taxes of $0	—	—	.02	—

Net loss	$(.43)	$(.15)	$(.04)	$(.17)

(a)	As discussed further in Note 18, “Discontinued Operations” the Company decided to close its dye operation in England in June 2004 and the closure was substantially completed in June 2005, which required the Company to include the operating results for this facility as discontinued operations. As a result, net sales, gross profit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and income (loss) from discontinued operations for the first three quarters of fiscal year 2005 have been restated. In July 2005, the Company announced its decision to exit the sourcing business and management’s plan to exit the business was successfully completed on March 26, 2006, resulting in the reclassification of the segment’s losses as discontinued operations. As a result, net sales, gross profit and income (loss) from discontinued operations for the first and second quarters of the fiscal year 2006 and in each of the quarters in fiscal year 2005 have been restated. There was no effect on previously reported net income. Below is a reconciliation of the net sales, gross profit and income (loss) from discontinued operations amounts as previously reported in the Company’s quarterly reports on Form 10-Q to the restated amounts reported above:

	Fiscal 2006		Fiscal 2005
	First	Second	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
			(Amounts in thousands)

Net sales as previously reported	$185,441	$192,300	$180,155	$208,473	$208,318	$203,151
Less sales of discontinued operations	2,339	1,183	1,162	1,786	630	2,723

Net sales as restated	$183,102	$191,117	$178,993	$206,687	$207,688	$200,428

Gross profit as previously reported	$7,522	$9,093	$10,560	$9,686	$9,107	$1,189
Less gross profit (loss) of discontinued operations	(881)	(277)	(280)	(131)	(225)	99

Gross profit as restated	$8,403	$9,370	$10,840	$9,817	$9,332	$1,090

Income (loss) from discontinued operations as previously reported	$2,781	$(270)	$(21,299)	$(3,051)	$(1,429)	$3,681
Plus income (loss) of discontinued operations	(852)	(313)	(351)	110	(230)	(75)

Income (loss) from discontinued operations as restated	$1,929	$(583)	$(21,650)	$(2,941)	$(1,659)	$3,606

(b)	The lower gross profit amount for the fourth quarter of fiscal year 2005 is primarily attributable to the Company selling off aged inventory in order to improve its working capital position.

(c)	As discussed further in Note 17, “Asset Acquisition” the Company acquired a manufacturing facility at the beginning of its fiscal year 2005 second quarter and, as a result of purchase accounting, was required to record an extraordinary gain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Condensed Consolidating Financial Statements

The guarantor subsidiaries presented below represent the Company’s subsidiaries that are subject to the terms and conditions outlined in the indenture governing the Company’s issuance of senior secured notes and guarantees the notes, jointly and severally, on a senior unsecured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries which do not guarantee the notes. Each subsidiary guarantor is 100% owned by Unifi, Inc. and all guarantees are full and unconditional.

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries for the notes is presented below.

Balance Sheet Information as of June 25, 2006 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$22,992	$1,392	$10,933	$—	$35,317
Receivables, net	1	72,332	20,903	—	93,236
Inventories	—	91,840	24,178	—	116,018
Deferred income taxes	—	10,473	1,266	—	11,739
Assets held for sale	—	15,419	—	—	15,419
Other current assets	—	2,558	6,671	—	9,229

Total current assets	22,993	194,014	63,951	—	280,958

Property, plant and equipment	11,806	848,068	56,463	—	916,337
Less accumulated depreciation	(1,553)	(637,487)	(37,601)	—	(676,641)

	10,253	210,581	18,862	—	239,696
Investments in unconsolidated affiliates	—	157,741	32,476	—	190,217
Investments in consolidated subsidiaries	450,655	—	—	(450,655)	—
Other noncurrent assets	65,713	8,116	8,223	(60,286)	21,766

	$549,614	$570,452	$123,512	$(510,941)	$732,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$1,698	$57,315	$9,903	$—	$68,916
Accrued expenses	2,202	18,011	3,656	—	23,869
Income taxes payable (receivable)	(10,046)	11,004	1,345	—	2,303
Current maturities of long-term debt and other current liabilities	—	290	6,040	—	6,330

Total current liabilities	(6,146)	86,620	20,944	—	101,418

Long-term debt and other liabilities	191,273	57,557	13,861	(60,286)	202,405
Deferred income taxes	(18,466)	63,380	947	—	45,861
Shareholders’/invested equity	382,953	362,895	87,760	(450,655)	382,953

	$549,614	$570,452	$123,512	$(510,941)	$732,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Information as of June 26, 2005 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$35,868	$25,272	$44,481	$—	$105,621
Receivables, net	—	85,073	21,364	—	106,437
Inventories	—	86,039	24,788	—	110,827
Deferred income taxes	(1,122)	14,527	1,173	—	14,578
Assets held for sale	—	21,843	10,693	—	32,536
Restricted cash	—	—	2,766	—	2,766
Other current assets	—	3,344	12,246	—	15,590

Total current assets	34,746	236,098	117,511	—	388,355

Property, plant and equipment	11,805	890,488	53,166	—	955,459
Less accumulated depreciation	(1,265)	(642,538)	(31,924)	—	(675,727)

	10,540	247,950	21,242	—	279,732
Investments in unconsolidated affiliates	—	152,918	7,757	—	160,675
Investments in consolidated subsidiaries	481,888	—	—	(481,888)	—
Other noncurrent assets	86,441	13,456	5,163	(88,447)	16,613

	$613,615	$650,422	$151,673	$(570,335)	$845,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,417	$49,719	$11,530	$—	$62,666
Accrued expenses	7,201	27,592	10,825	—	45,618
Income taxes payable (receivable)	(7,481)	8,715	1,058	—	2,292
Current maturities of long-term debt and other current Liabilities	—	30,950	15,573	(11,184)	35,339

Total current liabilities	1,137	116,976	38,986	(11,184)	145,915

Long-term debt and other liabilities	249,473	5,884	4,685	(252)	259,790
Deferred income taxes	(20,570)	75,348	1,135	—	55,913
Other non-current liabilities	—	77,011	—	(77,011)	—
Minority interests	—	—	182	—	182
Shareholders’/invested equity	383,575	375,203	106,685	(481,888)	383,575

	$613,615	$650,422	$151,673	$(570,335)	$845,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 25, 2006 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$633,514	$108,584	$(3,273)	$738,825
Cost of sales	—	597,807	101,267	(3,019)	696,055
Selling, general and administrative expenses	146	35,654	6,138	(404)	41,534
Provision for bad debts	—	1,004	252	—	1,256
Interest expense	18,558	558	131	—	19,247
Interest income	(1,888)	(129)	(2,472)	—	(4,489)
Other (income) expense, net	(17,413)	14,650	(355)	—	(3,118)
Equity in (earnings) losses of unconsolidated affiliates	—	(5,216)	4,643	(252)	(825)
Equity in subsidiaries	12,969	—	(402)	(12,567)	—
Restructuring charges (recovery)	—	(226)	(28)	—	(254)
Write down of long-lived assets	—	2,315	51	—	2,366
Loss from early extinguishment of debt	2,949	—	—	—	2,949

Income (loss) from continuing operations before income taxes	(15,321)	(12,903)	(641)	12,969	(15,896)
Provision (benefit) for income taxes	(955)	(2,717)	2,502	—	(1,170)

Income (loss) from continuing operations	(14,366)	(10,186)	(3,143)	12,969	(14,726)
Income (loss) from discontinued operations, net of tax	—	(2,123)	2,483	—	360

Net income (loss)	$(14,366)	$(12,309)	$(660)	$12,969	$(14,366)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 26, 2005 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$700,374	$98,462	$(5,040)	$793,796
Cost of sales	—	678,808	88,298	(4,389)	762,717
Selling, general and administrative expenses	201	36,964	5,982	(936)	42,211
Provision for bad debts	—	12,886	467	(181)	13,172
Interest expense	18,167	2,408	—	—	20,575
Interest income	(518)	(116)	(1,518)	—	(2,152)
Other (income) expense, net	(17,802)	16,934	(1,581)	149	(2,300)
Equity in (earnings) losses of unconsolidated affiliates	—	(6,410)	(749)	221	(6,938)
Equity in subsidiaries	43,847	—	—	(43,847)	—
Minority interest (income) expense	—	(539)	9	—	(530)
Restructuring charges (recovery)	—	(374)	33	—	(341)
Write down of long-lived assets	—	603	—	—	603

Income (loss) from continuing operations before income taxes and extraordinary item	(43,895)	(40,790)	7,521	43,943	(33,221)
Provision (benefit) for income taxes	(2,670)	(12,225)	1,412	—	(13,483)

Income (loss) from continuing operations before extraordinary item	(41,225)	(28,565)	6,109	43,943	(19,738)
Loss from discontinued operations, net of tax	—	(1,012)	(20,364)	(1,268)	(22,644)

Net income (loss) before extraordinary item	(41,225)	(29,577)	(14,255)	42,675	(42,382)
Extraordinary gain — net of taxes of $0	—	1,157	—	—	1,157

Net income (loss)	$(41,225)	$(28,420)	$(14,255)	$42,675	$(41,225)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 27, 2004 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$583,405	$89,381	$(6,403)	$666,383
Cost of sales	—	555,500	75,266	(4,783)	625,983
Selling, general and administrative expenses	—	42,223	5,382	(1,642)	45,963
Provision for bad debts	—	2,399	(10)	—	2,389
Interest expense	18,141	520	37	—	18,698
Interest income	(294)	(219)	(1,639)	—	(2,152)
Other (income) expense, net	(20,161)	17,352	(171)	390	(2,590)
Equity in (earnings) losses of unconsolidated affiliates	—	7,956	(1,079)	—	6,877
Equity in subsidiaries	71,392	—	—	(71,392)	—
Minority interest (income) expense	—	(6,521)	91	—	(6,430)
Restructuring charges	—	8,229	—	—	8,229
Arbitration costs and expenses	—	182	—	—	182
Alliance plant closure costs(recovery)	—	(206)	—	—	(206)
Write down of long-lived assets	—	25,241	—	—	25,241
Goodwill impairment	13,461	—	—	—	13,461

Income (loss) from continuing operations before income taxes	(82,539)	(69,251)	11,504	71,024	(69,262)
Provision (benefit) for income taxes	(12,746)	(15,466)	3,099	—	(25,113)

Income (loss) from continuing operations	(69,793)	(53,785)	8,405	71,024	(44,149)
Loss from discontinued operations, net of tax	—	(512)	(25,116)	(16)	(25,644)

Net income (loss)	$(69,793)	$(54,297)	$(16,711)	$71,008	$(69,793)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 25, 2006 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by continuing operating activities	$22,061	$(1,740)	$9,622	$150	$30,093
Investing activities:
Capital expenditures	—	(10,400)	(1,588)	—	(11,988)
Acquisition	—	(634)	(30,000)	—	(30,634)
Investment of foreign restricted assets	—	—	171	—	171
Collection of notes receivable	564	(160)	—	—	404
Proceeds from sale of capital assets	—	10,026	67	—	10,093
Increase in restricted cash	—	—	2,766	—	2,766
Other	—	32	(74)	—	(42)

Net cash provided by (used in) investing activities	564	(1,136)	(28,658)	—	(29,230)

Financing activities:
Payment of long term debt	(248,727)	(24,407)	—	—	(273,134)
Borrowing of long term debt	190,000	—	—	—	190,000
Debt issuance costs	(8,041)	—	—	—	(8,041)
Issuance of Company stock	176	—	—	—	176
Cash dividend paid	31,091	—	(31,091)	—	—
Purchase and retirement of Company stock	—	358	467	—	825
Other	—	(10)	10	—	—

Net cash used in financing activities	(35,501)	(24,059)	(30,614)	—	(90,174)

Cash flows of discontinued operations:
Operating cash flow	—	4,025	(7,367)	—	(3,342)
Investing cash flow	—	(970)	22,998	—	22,028

Net cash provided by (used in) discontinued operations	—	3,055	15,631	—	18,686

Effect of exchange rate changes on cash and cash equivalents	—	—	471	(150)	321

Net decrease in cash and cash equivalents	(12,876)	(23,880)	(33,548)	—	(70,304)
Cash and cash equivalents at beginning of year	35,868	25,272	44,481	—	105,621

Cash and cash equivalents at end of year	$22,992	$1,392	$10,933	$—	$35,317

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 26, 2005 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$4,222	$23,518	$(3,827)	$4,872	$28,785
Investing activities:
Capital expenditures	—	(5,548)	(4,498)	624	(9,422)
Acquisition	—	(1,358)	—	—	(1,358)
Return of capital from equity affiliates	—	6,138	—	—	6,138
Investment of foreign restricted assets	—	—	388	—	388
Collection of notes receivable	543	(206)	252	(69)	520
Increase in notes receivable	—	(139)	—	—	(139)
Proceeds from sale of capital assets	—	2,259	492	(461)	2,290
Increase in restricted cash	—	(2,766)	—	—	(2,766)
Other	—	(884)	(206)	748	(342)

Net cash provided by (used in) investing activities	543	(2,504)	(3,572)	842	(4,691)

Financing activities:
Issuance of Company stock	104	—	—	—	104
Purchase and retirement of Company stock	(2)	—	—	—	(2)
Other	—	(530)	510	—	(20)

Net cash provided by (used in) financing activities	102	(530)	510	—	82

Cash flows of discontinued operations:
Operating cash flow	—	12	(3,045)	(3,240)	(6,273)
Investing cash flow	—	—	13,902	—	13,902

Net cash provided by (used in) discontinued operations	—	12	10,857	(3,240)	7,629

Effect of exchange rate changes on cash and cash equivalents	—	—	11,069	(2,474)	8,595

Net increase in cash and cash equivalents	4,867	20,496	15,037	—	40,400
Cash and cash equivalents at beginning of year	31,001	4,776	29,444	—	65,221

Cash and cash equivalents at end of year	$35,868	$25,272	$44,481	$—	$105,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 27, 2004 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$(8,361)	$6,106	$11,589	$2,046	$11,380
Investing activities:
Capital expenditures	(378)	(10,310)	(821)	385	(11,124)
Acquisition	—	(83)	—	—	(83)
Return of capital from equity affiliates	—	1,665	—	—	1,665
Investment of foreign restricted assets	—	(202)	(323)	202	(323)
Change in notes receivable	1,905	(702)	(1,333)	—	(130)
Proceeds from sale of capital assets	4,048	194	—	—	4,242
Other	—	(24)	—	—	(24)

Net cash provided by (used in) investing activities	5,575	(9,462)	(2,477)	587	(5,777)

Financing activities:
Issuance of Company stock
Purchase and retirement of Company stock	(8,390)	—	—	—	(8,390)
Other	—	(186)	109	—	(77)

Net cash provided by (used in) financing activities	(8,390)	(186)	109	—	(8,467)

Cash flows of discontinued operations:
Operating cash flow	—	(10)	(6,765)	(1,583)	(8,358)
Investing cash flow	—	—	(427)	—	(427)
Financing cash flow	—	10	—	—	10

Net cash used in discontinued operations	—	—	(7,192)	(1,583)	(8,775)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,109	(1,050)	59

Net increase (decrease) in cash and cash equivalents	(11,176)	(3,542)	3,138	—	(11,580)
Cash and cash equivalents at beginning of year	42,177	8,318	26,306	—	76,801

Cash and cash equivalents at end of year	$31,001	$4,776	$29,444	$—	$65,221

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not changed accountants nor are there any disagreements with its accountants, Ernst & Young LLP, on accounting and financial disclosure that are required to be reported pursuant to Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to the Company’s management, specifically including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2006.

Assessment of Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management believes that the Company’s internal control over financial reporting was effective as of June 25, 2006.

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

Ernst and Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the assessment performed by the Company’s management with respect to the Company’s internal control over financial reporting, which begins on page 94 of this Annual Report on Form 10-K.

Attestation Report of Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Unifi, Inc.,

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Unifi, Inc. maintained effective internal control over financial reporting as of June 25, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Unifi, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Unifi, Inc. maintained effective internal control over financial reporting as of June 25, 2006, is fairly stated, in all material respects, based on the COSO Criteria. Also, in our opinion, Unifi, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 25, 2006, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. as of June 25, 2006 and June 26, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 25, 2006 of Unifi, Inc. and our report dated August 30, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Greensboro, North Carolina
August 30, 2006

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Registrant

The information required by this item with respect to executive officers is set forth above in Part I. The information required by this item with respect to directors will be set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed within 120 days after June 25, 2006 (the “Proxy Statement”) under the headings “Election of Directors,” “Nominees for Election as Directors,” and “Section 16(a) Beneficial Ownership Reporting and Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics; Ethical Business Conduct Policy Statement

The Company has adopted a written Code of Business Conduct and Ethics applicable to members of the Board of Directors and Executive Officers (the “Code of Business Conduct and Ethics”). The Company has also adopted the Ethical Business Conduct Policy Statement (the “Policy Statement”) that applies to all employees. The Code of Business Conduct and Ethics and the Policy Statement are available on the Company’s website at www.unifi.com, under the “Investor Relations” section and print copies are available without charge to any shareholder that requests a copy. Any amendments to or waiver of the Code of Business Conduct and Ethics applicable to the Company’s chief executive officer and chief financial officer will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

NYSE Certification

The Annual Certification of the Company’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to section 303A.12(a) of the NYSE Listed Company Manual was previously filed at the New York Stock Exchange on November 14, 2005.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement under the headings “Executive Officers and their Compensation,” “Directors’ Compensation,” “Employment and Termination Agreements,” “Compensation Committee InterLocks and Insider Participation in Compensation Decisions,” “Insider Transactions,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph — Shareholder Return on Common Stock,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the headings “Information Relating to Principal Security Holders” and “Beneficial Ownership of Common Stock By Directors and Executive Officers” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement under the headings “Compensation Committee InterLocks and Insider Participation in Compensation Decisions” and “Insider Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement under the heading “Audit Committee Report” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements of the Registrant and reports of independent registered public accounting firm are filed as a part of this Report.

Pages

Management’s Report on Internal Control over Financial Reporting	93
Reports of Independent Registered Public Accounting Firm	52 & 94
Consolidated Balance Sheets at June 25, 2006 and June 26, 2005	53
Consolidated Statements of Operations for the Years Ended June 25, 2006, June 26, 2005, and June 27, 2004	54
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended June 25, 2006, June 26 2005, and June 27, 2004	55
Consolidated Statements of Cash Flows for the Years Ended June 25, 2006, June 26, 2005, and June 27, 2004	56
Notes to Consolidated Financial Statements	57

2. Financial Statement Schedules

II — Valuation and Qualifying Accounts	102
Parkdale America, LLC Financial Statements as of December 31, 2005, January 1, 2005 and January 3, 2004 and for the years then ended	103
Yihua Unifi Fibre Industry Company Limited Financial Statements as of May 30, 2006, and for the period from the date of inception August 4, 2005 to May 30, 2006	121

Schedules other than those above are omitted because they are not required, are not applicable, or the required information is given in the consolidated financial statements or notes thereto.

With the exception of the information herein expressly incorporated by reference, the Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

3. Exhibits

Exhibit
Number		Description

3	.1(i) (a)	Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference from Exhibit 3a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).
3	.1(i) (b)	Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
3	.1(ii)	Restated By-laws of Unifi, Inc., effective October 22, 2003 (incorporated by reference from Exhibit 3b to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).
4.1		Indenture dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
4.2		Form of Exchange Note (included as Exhibit A of Exhibit 4.1 of this Registration Statement).
4.3		Registration Rights Agreement, dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and Lehman Brothers Inc. and Banc of America Securities LLC, as the initial purchasers.
4.4		Security Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association.
4.5		Pledge Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association.
4.6		Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association.
4.7		Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association.
4.8		Intercreditor Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto, Bank of America N.A. and U.S. Bank National Association.
4.9		Amended and Restated Credit Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A.
4.10		Amended and Restated Security Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A.
4.11		Pledge Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A.
4.12		Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A.
4.13		Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A.
10.1		Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Manufacturing, Inc. and Bank of America, N.A.
10.2		Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Kinston, LLC and Bank of America, N.A.
10.3		*Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992 (incorporated by reference from Exhibit 10c to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1993 (Reg. No. 001-10542) filed on September 21, 1993, and included as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 033-53799) filed on May 25, 1994).
10.4		*Unifi, Inc.’s 1996 Incentive Stock Option Plan (incorporated by reference from Exhibit 10f to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996).
10.5		*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996).

Exhibit
Number	Description

10.6	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).
10.7	*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.8	*Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.9	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002 (incorporated by reference from Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Reg. No. 001-10542) filed on September 23, 2002).
10.10	*Employment Agreement between Unifi, Inc. and William M. Lowe, Jr., effective July 25, 2006 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.11	*Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective November 1, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.12	*Change of Control Agreement between Unifi, Inc. and Benny Holder, effective November 1, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.13	*Change of Control Agreement between Unifi, Inc. and Charles F, McCoy, effective November 1, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.14	*Change of Control Agreement between Unifi, Inc. and William M. Lowe, Jr., effective November 1, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.15	*Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective July 25, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.16	*Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective July 25, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.17	Chip Supply Agreement, dated March 18, 2005, by and between Unifi Manufacturing, Inc. and Nan Ya Plastics Corp., America (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 18, 2005) (portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).
10.18	Equity Joint Venture Contract, dated June 10, 2005, between Sinopec Yizheng Chemical Fibre Company Limited and Unifi Asia Holdings, SRL for the establishment of Yihua Unifi Fibre Industry Company Limited (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 10, 2005).
14.1	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed as Exhibit (14a) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference.
14.2	Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed as Exhibit (14b) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference.

Exhibit
Number	Description

21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young Hua Ming, Independent Registered Public Accounting Firm
23.3	Consent of Grant Thornton LLP, Independent Certified Public Accounting Firm
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* NOTE:	These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 8, 2006.

UNIFI, Inc.

By:	/s/ Brian R. Parke
Brian R. Parke
Chairman of the Board,
President and
Chief Executive Officer

By:	/s/ William M. Lowe, Jr.
William M. Lowe, Jr.
Vice President,
Chief Operating Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brian R. Parke Brian R. Parke	Chairman of the Board, President and Chief Executive Officer	September 8, 2006

/s/ William J. Armfield, IV William J. Armfield, IV	Director	September 8, 2006

/s/ R. Wiley Bourne, Jr. R. Wiley Bourne, Jr.	Director	September 8, 2006

/s/ Charles R. Carter Charles R. Carter	Director	September 8, 2006

/s/ Sue W. Cole Sue W. Cole	Director	September 8, 2006

/s/ J.B. Davis J.B. Davis	Director	September 8, 2006

/s/ Kenneth G. Langone Kenneth G. Langone	Director	September 8, 2006

/s/ Donald F. Orr Donald F. Orr	Director	September 8, 2006

(27) Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to Other		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe (b)	Describe (c)	Period
	(Amounts in thousands)

Allowance for uncollectible accounts(a):
Year ended June 25, 2006	$13,967	$1,256	$(1,107)	$(8,987)	$5,129
Year ended June 26, 2005	10,721	14,028	(324)	(10,458)	13,967
Year ended June 27, 2004	12,268	2,297	447	(4,291)	10,721
Valuation allowance for deferred tax assets:
Year ended June 25, 2006	$10,930	$1,886	$—	$(3,584)	$9,232
Year ended June 26, 2005	13,137	830	—	(3,037)	10,930
Year ended June 27, 2004	10,500	3,927	—	(1,290)	13,137

Notes

(a)	The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts.

(b)	The allowance for doubtful accounts includes acquisition related adjustments and/or effects of currency translation from restating activity of its foreign affiliates from their respective local currencies to the U.S. dollar.

(c)	Deductions from the allowance for doubtful accounts represent accounts written off which were deemed not to be collectible and the customer claims paid, net of certain recoveries.

In fiscal year 2005, deductions from the valuation allowance for deferred tax assets include state tax credit write-offs due to the expiration of the credits and capital loss carryforwards. In fiscal year 2006, deductions from the valuation allowance for deferred tax assets include state tax credit write-offs due to the expiration of the credits.

Financial Statements and Report of
Independent Certified Public Accountants

Parkdale America, LLC
(a limited liability company)

As of December 31, 2005, January 1, 2005, and
January 3, 2004

Parkdale America, LLC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Members of
Parkdale America, LLC:

We have audited the accompanying balance sheet of Parkdale America, LLC as of December 31, 2005, and the related statements of operations, members’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Parkdale America, LLC as of and for the years ended January 1, 2005, and January 3, 2004, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 4, 2005.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America as established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC as of December 31, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Grant Thornton LLP

Charlotte, North Carolina
March 17, 2006

Parkdale America, LLC

Balance Sheets
December 31, 2005, January 1, 2005, and January 3, 2004

	2005	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$11,610,000	$59,116,000	$73,567,000
Available-for-sale securities	10,000,000	0	0
Accounts receivable, less allowance of $2,000,000, $3,000,000 and $3,740,000, respectively	57,255,000	57,714,000	61,529,000
Inventories	36,665,000	36,287,000	61,149,000
Prepaid expenses and other assets	2,300,000	1,129,000	1,039,000
Notes receivable	84,000	87,000	90,000
Notes receivable from joint venture, current	1,023,000	0	0

Total current assets	118,937,000	154,333,000	197,374,000
Property, plant and equipment, net	117,267,000	111,229,000	108,826,000
Assets held for sale	6,805,000	1,339,000	1,167,000
Investment in joint venture	10,888,000	9,754,000	8,755,000
Intangible assets, net	625,000	1,250,000	1,875,000
Derivative instruments, net	837,000	3,800,000	10,876,000
Notes receivable from joint venture	0	3,609,000	4,777,000
Deferred financing costs	532,000	155,000	511,000

	$255,891,000	$285,469,000	$334,161,000

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Cash overdraft	$2,410,000	$0	$0
Trade accounts payable	11,498,000	13,660,000	13,748,000
Accrued expenses	5,623,000	6,147,000	7,380,000
Deferred revenue	347,000	0	0
Due to affiliates, net	2,304,000	1,991,000	461,000
Current portion of capital lease obligations	1,775,000	1,754,000	1,640,000
Current portion of long-term debt	0	32,000,000	8,000,000

Total current liabilities	23,957,000	55,552,000	31,229,000
Capital lease obligations	12,587,000	15,198,000	16,952,000
Long-term debt	0	0	32,000,000

Total liabilities	36,544,000	70,750,000	80,181,000
Commitments and contingencies
Members’ equity	219,347,000	214,719,000	253,980,000

	$255,891,000	$285,469,000	$334,161,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC

Statements of Operations
For the Years Ended December 31, 2005,
January 1, 2005, and January 3, 2004

	2005	2004	2003
Net sales	$409,136,000	$436,874,000	$403,600,000
Cost of goods sold	(370,631,000)	(411,998,000)	(380,722,000)

Gross margin	38,505,000	24,876,000	22,878,000
General and administrative expenses	(16,582,000)	(19,037,000)	(19,439,000)

Income from operations	21,923,000	5,839,000	3,439,000
Interest expense	(1,840,000)	(3,670,000)	(4,384,000)
Interest income	857,000	1,214,000	1,276,000
(Loss) gain on derivative instruments	(1,118,000)	(15,904,000)	11,251,000
Earnings from income of joint venture	1,134,000	1,000,000	607,000
(Loss) gain on foreign currency translation	(624,000)	1,010,000	0
Loss on settlement of anti-competitive practices litigation	(7,800,000)	0	0
Loss on extinguishment of debt	(2,111,000)	0	0
Other (expense) income, net	(2,209,000)	(830,000)	843,000

Income (loss) before cumulative effect of change in accounting principle	8,212,000	(11,341,000)	13,032,000
Cumulative effect on prior years (to January 3, 2004) of changing to different method of valuing certain inventories	0	1,562,000	0

Net income (loss)	$8,212,000	$(9,779,000)	$13,032,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC

Statements of Members’ Equity
For the Years Ended December 31, 2005,
January 1, 2005, and January 3, 2004

Balance, December 28, 2002	$271,990,000
Net income	13,032,000
Dividends paid	(31,510,000)
Capital contribution by Parkdale	468,000

Balance, January 3, 2004	253,980,000
Net loss	(9,779,000)
Dividends paid	(29,489,000)
Capital contributions	7,000

Balance, January 1, 2005	214,719,000

Comprehensive income:
Net income	8,212,000
Changes in other comprehensive income	3,051,000

Total comprehensive income	11,263,000

Dividends paid	(6,635,000)

Balance, December 31, 2005	$219,347,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC

Statements of Cash Flows
For the Years Ended December 31, 2005,
January 1, 2005, and January 3, 2004

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$8,212,000	$(9,779,000)	$13,032,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,454,000	22,066,000	29,671,000
Loss (gain) on disposals of property, plant and equipment	647,000	221,000	(38,000)
Loss on write down of property, plant and equipment	7,127,000	0	0
Loss (gain) on derivative instruments	6,014,000	7,076,000	(9,142,000)
Earnings from income of joint venture	(1,134,000)	(1,000,000)	(607,000)
Losses on write-downs of inventories	0	293,000	5,107,000
Changes in operating assets and liabilities:
Accounts receivable, net	459,000	3,815,000	(11,353,000)
Notes receivable	0	1,171,000	(6,000)
Due to affiliates, net	313,000	1,536,000	1,557,000
Inventories	910,000	24,569,000	(23,463,000)
Prepaid expenses and other assets	(1,171,000)	(90,000)	421,000
Trade accounts payable	(2,162,000)	(564,000)	3,241,000
Accrued expenses	(524,000)	(1,233,000)	23,000
Deferred revenue	347,000	0	(75,000)
Cash overdraft	2,410,000	0	0

Net cash provided by operating activities	47,902,000	48,081,000	8,368,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,180,000)	(24,955,000)	(2,663,000)
Purchases of available-for-sale securities	(10,000,000)	0	0
Acquisition of certain assets of Delta Apparel, Inc.	(11,288,000)	0	0
Proceeds from disposals of property, plant and equipment	5,462,000	1,552,000	375,000
Proceeds from notes receivable from affiliates	2,586,000	0	450,000
Proceeds from notes receivable	3,000	0	0

Net cash used in investing activities	(53,417,000)	(23,403,000)	(1,838,000)

Cash flows from financing activities:
Payments on long-term debt	(32,000,000)	(8,000,000)	0
Payments of deferred financing costs	(766,000)	0	0
Dividends paid	(6,635,000)	(29,489,000)	(31,510,000)
Principal payments on capital lease obligations	(2,590,000)	(1,640,000)	(1,426,000)

Net cash used in financing activities	(41,991,000)	(39,129,000)	(32,936,000)

Net decrease in cash and cash equivalents	(47,506,000)	(14,451,000)	(26,406,000)
Cash and cash equivalents, beginning of year	59,116,000	73,567,000	99,973,000

Cash and cash equivalents, end of year	$11,610,000	$59,116,000	$73,567,000

Supplemental disclosure of cash flow information — Cash paid during the year for interest	$3,971,000	$3,488,000	$4,398,000

Supplemental disclosures of noncash activities:
Capitalized items included in accounts payable	$220,000	$476,000	$187,000
Capital contribution	0	7,000	468,000
Fixed asset transfers to affiliate, net	0	0	59,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC

Notes to Financial Statements
December 31, 2005, January 1, 2005, and January 3, 2004

Note A — Nature of Business and Summary of Significant Accounting Policies

Organization

On June 30, 1997, Parkdale Mills, Inc. (Parkdale) and Unifi, Inc. (Unifi) entered into a Contribution Agreement (the Agreement) that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and airjet spinning technologies to create Parkdale America, LLC (the Company). In exchange for their respective contributions, Parkdale and Unifi received a 66% and 34% ownership interest in the Company, respectively.

Operations

The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic. The Company has 15 manufacturing facilities primarily located in central and western North Carolina.

Fiscal Year

The Company’s fiscal year ends the Saturday nearest to December 31. The Company’s fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, contained 52 weeks, 52 weeks and 53 weeks, respectively.

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

Revenue Recognition

The Company recognizes revenue when goods are shipped and the title and risk of loss is transferred to the customer.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less to be cash and cash equivalents. The Company maintains cash deposits with major banks which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.

Available-for-sale Securities

In fiscal 2005, the Company purchased available-for-sale securities, which consist of auction-rate bonds with variable interest rates. The securities have 35-day auction periods and were designed to maintain a price of 100% of par. Therefore, current carrying values approximate fair value at December 31, 2005. Interest earned on the bonds was $72,000 for the year ended December 31, 2005.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable are due from companies in the textile and apparel markets located primarily throughout North America. The Company generally does not require collateral for its

Parkdale America, LLC

Notes to Financial Statements — (Continued)

accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. In the event of cash recoveries, the Company replaces the previously reserved amounts in the allowance for doubtful accounts. Total write-offs of accounts receivable, net of recoveries, totaled $231,000, $2,451,000 and $1,703,000 for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively. Sales to one customer accounted for approximately 12% of total sales in fiscal 2005 and sales to two customers accounted for approximately 27% and 20% of total sales in fiscal 2004 and fiscal 2003, respectively. As of December 31, 2005, accounts receivable for one customer comprises 13% of total gross accounts receivable outstanding. As of January 1, 2005, and January 3, 2004, accounts receivable for two customers comprised 30% and 24%, respectively, of total gross accounts receivable outstanding.

Fair Value of Financial Instruments

The book values of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

Property, Plant and Equipment

Assets contributed from Parkdale were transferred to the Company at Parkdale’s historical net book value. Assets contributed from Unifi were recorded at fair value which company management has represented approximated net book value at June 30, 1997. All subsequent additions to property, plant and equipment are recorded at cost. Provisions for repairs and maintenance, which do not extend the life of the applicable assets, are expensed. Provisions for depreciation are determined principally by an accelerated method over the estimated useful lives of the assets or the remaining capital lease term, whichever is shorter. The following is a summary:

	Useful
	Lives in
	Years	2005	2004	2003

Land and land improvements	15	$5,157,000	$4,630,000	$4,630,000
Buildings	15 to 39	89,994,000	104,698,000	105,033,000
Machinery and equipment	5 to 9	462,317,000	445,698,000	458,887,000
Office furniture and fixtures	5 to 7	7,110,000	7,268,000	8,160,000
Construction-in-progress		6,523,000	17,606,000	666,000

		571,101,000	579,900,000	577,376,000
Less — Accumulated depreciation		(453,834,000)	(468,671,000)	(468,550,000)

Property, plant and equipment, net		$117,267,000	$111,229,000	$108,826,000

Depreciation expense for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, was $25,440,000, $21,084,000 and $28,623,000, respectively.

Impairment of Long-lived Assets

The Company evaluates long-lived assets to determine impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values.

In fiscal 2005, the Company made the decision to terminate the portion of its capital lease (Note K) related to its Eden, North Carolina, manufacturing facility. The leased assets and associated leasehold improvements had a total net book value of $8,093,000 before impairment charges. As a result of this decision, the Company evaluated the related assets for impairment. For the year ended December 31, 2005, the Company recognized a net impairment

Parkdale America, LLC

Notes to Financial Statements — (Continued)

loss of $5,823,000 on the disposal of the leased assets and leasehold improvements. In fiscal 2006, the Company completed the transaction and effectively transferred the lease and the associated leasehold improvements to a third-party. For purposes of the impairment write-down, the fair value of the facilities and equipment was based on the total proceeds from the transaction, which included $2,000,000 in cash and a one year rent-free period granted by the new lessee of the facility (valued at $1,155,000), net of losses on the early termination of the lease of $885,000. The impairment loss is reported in other (expense) income in the statements of operations. These assets are included in assets held for sale on the balance sheet.

Cotton Rebate Program

The Company receives a rebate from the U.S. Government for consuming cotton grown in the United States. The rebate is based on the pounds of cotton consumed and the difference between U.S. and foreign cotton prices. Rebate income, included as a reduction to cost of goods sold in the accompanying statements of operations, amounted to $18,720,000, $10,357,000 and $17,654,000, respectively, for the years ended December 31, 2005, January 1, 2005, and January 3, 2004. The receivable associated with this rebate amounted to $1,553,000, $1,380,000 and $241,000 as of December 31, 2005, January 1, 2005, and January 3, 2004, respectively, and was included in accounts receivable in the accompanying balance sheets.

Intangible Assets

The Company reviews intangible assets for impairment annually, unless specific circumstances indicate that a more timely review is warranted. Intangible assets subject to amortization consisted primarily of customer lists acquired and are being amortized over the useful life of the asset, principally five years.

Shipping Costs

The costs to ship products to customers of approximately $3,656,000, $3,078,000 and $2,905,000 during the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively, are included as a component of cost of goods sold in the accompanying consolidated statements of operations.

Deferred Revenue

The Company has recorded deferred revenue related to advance deposit payments from a foreign customer. The Company records revenue related to these deposits upon shipment of goods to the customer. As of December 1, 2005, the balance of the customer deposits is $347,000. There were no customer deposits as of January 1, 2005, and January 3, 2004.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46(R) (FIN 46(R)), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46(R) provides criteria for determining whether the financial statement issuer must consolidate other entities in its financial statements. The provisions of FIN 46(R) are effective for entities created before December 31, 2003, and for financial statements for fiscal years beginning after December 15, 2004. For entities created after December 31, 2003, the provisions of FIN 46(R) will be effective as of the date they first become involved with the certain entity. The Company adopted FIN 46(R) in 2005, and there was no significant impact on the Company’s financial position, results of operations or cash flows upon the adoption of FIN 46(R).

In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the

Parkdale America, LLC

Notes to Financial Statements — (Continued)

process of evaluating the effect, if any, that the adoption of SFAS No. 151 will have on its financial position and results of operations.

Note B — Business Combinations

On January 5, 2005, the Company purchased certain assets of the Edgefield plant of Delta Apparel, Inc. for $11,288,000. The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the acquired assets at their estimated fair values.

A summary of the purchase price allocation to the acquired assets of the Edgefield plant of Delta Apparel, Inc. is as follows:

Land and buildings	$6,000,000
Machinery and equipment	4,000,000
Inventories	1,288,000

$11,288,000

Note C — Inventories

Inventories are stated at lower of cost or market. During fiscal 2005 and fiscal 2004, cost was determined using the specific identification method for raw materials, yarn-in-process and finished yarn inventories. During fiscal 2003, cost was determined using the specific identification method for raw material inventories and the moving-average method for yarn-in-process and finished yarn inventories. The new method of valuing inventory results from the Company’s ability to specifically track labor and overhead for finished yarn products. The effect of the change resulted in an increase to net income in fiscal 2004 of approximately $1,562,000. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of the following as of December 31, 2005, January 1, 2005, and January 3, 2004:

	2005	2004	2003

Cotton and synthetics	$10,507,000	$18,120,000	$41,582,000
Yarn in process	4,717,000	3,773,000	5,015,000
Finished yarn	20,101,000	13,226,000	13,749,000
Supplies	1,340,000	1,168,000	803,000

	$36,665,000	$36,287,000	$61,149,000

Inventory at January 3, 2004, has been reduced by a reserve of $5,100,000 related to a reduction in the value of cotton on hand. There was no such reduction in the cotton value at December 31, 2005, and January 1, 2005.

Note D — Income Taxes

The Company is a Limited Liability Company treated as a partnership for federal and state income tax reporting purposes. As a result, the Company’s results of operations are included in the income tax returns of its individual members. Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.

Note E — Deferred Financing Costs

On February 1, 2005, the Company entered into a new revolving credit facility, which replaced the revolving credit facility in place at January 1, 2005 (Note F). Financing costs consist primarily of commitment fees, legal fees and other direct costs incurred to obtain the Company’s revolving line of credit. These costs are amortized over the

Parkdale America, LLC

Notes to Financial Statements — (Continued)

term of the debt agreement, which matures on February 1, 2008. Total deferred financing costs capitalized were approximately $766,000. Amortization expense and accumulated amortization approximate $234,000 for the year ended December 31, 2005. The Company also wrote off approximately $155,000 related to the original revolving line of credit. Expected future amortization of these deferred financing costs at December 31, 2005, is as follows:

2006	$255,000
2007	255,000
2008	22,000

$532,000

Note F — Debt

On October 31, 2001, the Company authorized the issuance and sale of $40,000,000 Senior Secured Notes (the Notes) due October 31, 2008, at a fixed interest rate of 6.82% to four insurance and finance companies. Interest payments were due on a semi-annual basis, beginning April 30, 2002. Beginning October 31, 2004, the Company was required to pay principal amounts of $8,000,000 annually until the maturity date for the Notes. The Note Purchase Agreement contained certain penalties for prepayment of the Notes. On January 26, 2005, the Company extinguished the Notes through utilization of working capital and recognized a loss on extinguishment of debt of $2,111,000. Associated with the Notes extinguishment, the Company terminated all outstanding interest rate swaps throughout the course of fiscal 2005 (Note G). The principal amount of the Notes at December 31, 2005, January 1, 2005, and January 3, 2004, totals $0, $32,000,000 and $40,000,000, respectively.

The Notes had an estimated fair value of $33,146,000 at January 1, 2005. The carrying value of the Notes approximated their fair value as of January 3, 2004. The Company’s debt agreements contained restrictive covenants which, among other things, required the maintenance of minimum levels of cash flow coverage and net worth, restricted payments of dividends and limited unsecured borrowings. For the year ended January 1, 2005, the Company was not in compliance with certain of the debt covenants. The Notes totaling $32,000,000 were classified as short-term liabilities at January 1, 2005.

Lines of Credit

In connection with the issuance of the Notes on October 31, 2001, the Company entered into an agreement for a line of credit with a group of banks, which provided for borrowings up to $90,000,000. Borrowings under this agreement bore interest at either the prime rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, as chosen by the Company. The line of credit was originally scheduled to terminate October 31, 2004; however, it was amended during fiscal 2004 to reduce the line to $50,000,000 and to change the termination date to February 15, 2005. The line of credit was terminated on February 1, 2005.

On February 1, 2005, the Company entered into a new revolving credit facility with maximum borrowings of $90,000,000, subject to a $20,000,000 sub-limit for letters of credit. The revolving credit facility was subsequently amended to reduce the maximum borrowings to $75,000,000. The new debt facility matures on February 1, 2008, and bears interest at either the LIBOR rate or the base rate plus the applicable margin. If liquidity falls below agreed-upon requirements, the most restrictive covenants will require the Company to maintain minimum fixed charge coverage ratio and maximum funded debt-to-EBITDA ratio. As of December 31, 2005, there are no outstanding borrowings under the revolving credit facility.

Note G — Derivative Instruments

The Company accounts for derivative instruments and hedging activities according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives,

Parkdale America, LLC

Notes to Financial Statements — (Continued)

whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss and are recognized in earnings when the hedged item affects earnings. Any material ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as they occur.

The Company is subject to price risk related to anticipated, fixed-price yarn sales. In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company enters into cotton futures to manage changes in raw materials prices in order to protect the gross margin of fixed-price yarn sales. As of December 31, 2005, January 1, 2005, and January 3, 2004, the Company has recorded these instruments at fair value of $837,000, $3,462,000 and $10,230,000 in the accompanying balance sheets.

The Company designates certain futures contracts as cash flow hedges. As of December 31, 2005, the Company had unrealized gains on futures contracts designated as cash flow hedges of $3,051,000, recorded in other comprehensive income. For contracts which were not designated as hedges, or for the ineffective portions of contracts designated as hedges, the Company recorded a charge to earnings of approximately $1,168,000 for the year ended December 31, 2005.

In 2004 and 2003, the Company did not apply hedge accounting for these contracts and recorded a charge to earnings of approximately $15,595,000 for the year ended January 1, 2005. The Company recorded a credit to earnings of approximately $10,989,000 for the year ended January 3, 2004.

In addition, the Company enters into forward contracts for cotton purchases, which qualify as derivative instruments under SFAS No. 133. However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption. Therefore, the provisions of SFAS No. 133 are not applicable to these contracts.

The Company uses interest rate swap agreements to manage the risk that changes in interest rates will affect the amount of future interest payments. The differential paid or received under these agreements is recognized as an adjustment to interest expense. These agreements are required to be recognized at their fair value in the accompanying balance sheets. In fiscal 2005, in conjunction with the payoff of the Notes (Note F), the Company terminated the interest rate swap agreements. At termination, the Company received cash of $388,000.

As of January 1, 2005, and January 3, 2004, the Company was a party to the following interest rate swap agreements with a bank:

Fixed rate amount	$18,000,000	$30,000,000	$40,000,000
Payment rate	4.9%	5% fixed	4.24%
Receipt rate	1-month LIBOR	1-month LIBOR	1-month LIBOR
Inception date	January 1, 2005	March 7, 2001	November 21, 2001
Expiration date	January 2, 2008	March 12, 2004	October 12, 2008
Estimated fair value as of January 3, 2004 — asset (liability)	0	(293,000)	939,000
Estimated fair value as of January 1, 2005 — asset (liability)	101,000	0	237,000

The fair values of the agreements are the estimated amounts that the Company would pay or receive to terminate these agreements at the reporting date, taking into account current interest rates. The estimated fair values do not necessarily reflect the potential income or loss that would be realized on an actual settlement of the agreements. The Company did not apply hedge accounting treatment and has recorded the unrealized gains and losses in the accompanying statements of operations. As of December 31, 2005, January 1, 2005, and January 3,

Parkdale America, LLC

Notes to Financial Statements — (Continued)

2004, the Company reported a gain (loss) on interest rate swap derivative instruments of $50,000, ($307,000) and $262,000, respectively.

Note H — Investment in Summit Yarn Joint Venture

On June 4, 1998, Parkdale and Burlington Industries, Inc. (Burlington) entered into a Joint Venture and Contribution Agreement (the Agreement) whereby Parkdale and Burlington agreed to contribute certain assets and cash for the purpose of constructing, operating and managing a yarn manufacturing facility (the Joint Venture), which qualifies under the Maquiladora program in accordance with applicable Mexican law, and for the marketing and sale of yarn manufactured by the Joint Venture, Summit Yarn, LLC (Summit). In exchange for their respective contributions, Parkdale and Burlington each received a 50% ownership interest in Summit. Concurrent with the formation of Summit, Parkdale and Burlington formed Summit Yarn Holding I, which serves as the holding company for Parkdale’s and Burlington’s investment in various Mexican corporations, related to the Joint Venture. Parkdale and Burlington each received a 50% ownership interest in Summit Yarn Holding I. Effective January 15, 2002, Parkdale transferred its ownership in Summit to the Company. The investment was transferred at Parkdale’s historical basis of $14,257,000, which included notes receivable from Summit totaling $5,227,000. The Agreement expires in 2018 and has stated renewal options. The Company accounts for its investment in Summit and Summit Yarn Holding I based on the equity method of accounting.

On November 15, 2001, Burlington declared Chapter 11 bankruptcy. On November 9, 2003, the purchase of Burlington by W.L. Ross & Co. was completed and Burlington emerged from bankruptcy. During March 2004, W.L. Ross & Co. completed the integration of Burlington and Cone Mills into the newly formed International Textile Group. As part of the new structure, Cone Mills assumed responsibility of Burlington’s Burlmex denim plant in Mexico. Cone Mills and Burlington operate under separate business units of the International Textile Group.

Effective August 2, 2004, Burlington transferred its ownership in Summit to Cone Denim LLC.

Summarized financial information of Summit as of and for the years ended October 1, 2005, October 2, 2004, and September 27, 2003, is as follows:

	2005	2004	2003

Current assets	$13,271,000	$12,870,000	$10,817,000
Total assets	30,022,000	31,662,000	32,141,000
Current liabilities	4,675,000	4,266,000	2,968,000
Total liabilities	8,290,000	12,850,000	14,251,000
Equity	21,732,000	18,772,000	17,890,000
Total liabilities and equity	30,022,000	31,622,000	32,141,000
Revenue	40,274,000	55,496,000	40,791,000
Expenses	37,314,000	54,614,000	39,667,000
Net income	2,960,000	882,000	1,124,000

Note I — Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $391,000, $427,000 and $486,000 and during the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

Parkdale America, LLC

Notes to Financial Statements — (Continued)

Note J — Related-party Transactions

Cotton Purchases and Commitments

During fiscal years 2005, 2004 and 2003, the Company sold cotton at cost to Parkdale amounting to $713,000, $9,952,000 and $1,204,000, respectively. During fiscal years 2005, 2004 and 2003, Parkdale sold cotton at cost to the Company amounting to $301,000, $1,073,000 and $1,908,000, respectively.

The cost of cotton transferred between the Company and Parkdale is determined on a specific identification basis for each cotton bale sold or purchased.

The Company purchased cotton through a related entity of which Parkdale owns 50% totaling $22,288,000, $44,806,000 and $65,051,000 for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively. The accounts payable due the related entity was $619,000, $1,404,000 and $3,563,000 as of December 31, 2005, January 1, 2005, and January 3, 2004, respectively, and was included in trade accounts payable in the accompanying balance sheets.

Shared Expenses Allocation

The Company and Parkdale share certain accounting and administrative expenses. Parkdale and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company were approximately $16,022,000, $13,925,000 and $16,759,000 for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

Due To and From Affiliates

Due to and from affiliates consists of the following as of December 31, 2005, January 1, 2005, and January 3, 2004:

	2005	2004	2003

Due from Summit	$46,000	$50,000	$579,000
Due to Parkdale	(2,343,000)	(2,033,000)	(1,097,000)
Due to Alliance Real Estate III	(7,000)	(8,000)	57,000

	$(2,304,000)	$(1,991,000)	$(461,000)

The due to and from amounts result from intercompany charges related to inventory purchases, accounts receivable collections and the administrative expense allocation.

Notes Receivable from Joint Venture

In connection with the transfer of Parkdale’s interest in Summit to the Company, the Company assumed notes receivable from Summit in the amount of $3,550,000 and $1,677,000, which bear interest at 5.5% and 5.7%, respectively. During 2005, the note receivable of $1,677,000 was paid in full by Summit. At December 31, 2005, January 1, 2005, and January 3, 2004, there was $1,023,000, $3,609,000 and $4,777,000 outstanding on the notes receivable, respectively.

The maturity date of the notes is December 1, 2006. Interest income earned on balances due from Summit amounted to $128,000, $254,000 and $283,000 for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

Parkdale America, LLC

Notes to Financial Statements — (Continued)

Intangible Assets

In September 1998, the Company purchased certain assets of the air jet operations of a related party. The total net book value of intangible assets associated with the Air Jet Acquisition was $625,000, $1,250,000 and $1,875,000 at December 31, 2005, January 1, 2005, and January 3, 2004, respectively. Amortization expense for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, was $625,000, $625,000 and $641,000, respectively. Expected amortization during 2006 totals $625,000.

Fixed Asset Transfers and Sales

During the years ended January 1, 2005, and January 3, 2004, Parkdale transferred, at net book value, fixed assets of $54,000 and $67,000, respectively, to the Company, which was settled by cash payment during the year. No such transfers occurred during the year ended December 31, 2005. During the years ended December 31, 2005, January 1, 2005, and January 3, 2004, the Company transferred, at net book value, fixed assets of $1,438,000, $154,000 and $8,000, respectively, to Parkdale. No gain or loss was recognized on these transfers.

During the year ended January 1, 2005, the Company sold fixed assets having a net book value of $33,500 to Parkdale for $40,000. As this transaction occurred between entities under common control, the difference between net book value and selling price was considered a capital contribution by Parkdale of $7,000.

Other

The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale. Total sales amounted to $250,000, $357,000 and $215,000 for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

Note K — Commitments and Contingencies

Capital Leases

The Company maintains a lease agreement with a bank. The lease agreement, covering certain real property of the Company assigned from Unifi, is accounted for as a financing lease in accordance with SFAS No. 98, “Accounting for Leases.” The lease term ends in January 2013, with an option to purchase the assets in fiscal 2006 for 69.55% of the aggregate acquisition cost.

Future minimum lease payments under this financing lease at December 31, 2005, are as follows:

2006	$2,730,000
2007	2,730,000
2008	2,730,000
2009	2,730,000
2010	2,730,000
Thereafter	4,541,000

Total minimum lease payments	18,191,000
Less — Amounts representing interest	3,829,000

Present value of net minimum lease payments	14,362,000
Less — Current portion	1,775,000

$12,587,000

Lease interest expense for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, was $1,016,000, $1,188,000 and $1,296,000, respectively. The net book value of the assets covered under this capital

Parkdale America, LLC

Notes to Financial Statements — (Continued)

lease amounted to $9,928,000, $12,895,000 and $14,507,000 as of December 31, 2005, January 1, 2005, and January 3, 2004, respectively. The fair value of the Company’s capital lease obligations approximates carrying value because the interest rate for the obligations is comparable to the Company’s estimated long-term borrowing rate.

Operating Leases

The Company has entered into operating leases for various vehicles and office equipment. At December 31, 2005, future minimum lease payments during the remaining noncancelable lease terms are as follows:

2006	$487,000
2007	388,000
2008	170,000
2009	1,000
2010	0

$1,046,000

Rent expense for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, was $694,000, $650,000 and $569,000, respectively.

Purchase and Sales Commitments

The Company had unfulfilled cotton purchase commitments at December 31, 2005, for approximately 224,287,000 pounds of cotton to be used in the production process at varying prices. The Company had unfulfilled yarn sales contracts with various customers at varying prices at December 31, 2005, January 1, 2005, and January 3, 2004.

Contingencies

During fiscal 2003, the Company disclosed to the U.S. Department of Justice (DOJ) that it participated in certain anticompetitive activities that may have resulted in violation of antitrust laws. Subject to the Company’s cooperation, the DOJ agreed to provide protection for the Company and the Company’s officers, directors and employees from criminal prosecution related to the reported anticompetitive activities. As a result of the Company’s disclosure to the DOJ, several class action claims were filed against the Company, alleging that it attempted to fix and stabilize prices of open-end and airjet poly/cotton yarn in the United States.

In mid-2005, the Company proposed a cash settlement in the amount of $7.8 million. On November 1, 2005, the Court granted preliminary approval of the Company’s proposed settlement. Final approval of the settlement was granted on February 14, 2006. The expense related to this settlement was distributed entirely to Parkdale, in accordance with the first amendment to the Agreement.

One member of the settlement class requested and was granted exclusion from the settlement. The Company is currently unable to determine or estimate the potential liability or range of liability that may be incurred upon resolution of this matter.

The Company is also involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition or the results of operations of the Company.

Parkdale America, LLC

Notes to Financial Statements — (Continued)

Note L — Other (Expense) Income, Net

The components of other (expense) income, net for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, are as follows:

	2005	2004	2003

Impairment of leasehold improvements	$(5,823,000)	$0	$0
Gain on settlement of price fixing matters	4,356,000	0	0
(Loss) gain on disposals of property, plant and equipment	(647,000)	(221,000)	38,000
Amortization of intangible asset	(625,000)	(625,000)	(641,000)
Other income	530,000	16,000	1,446,000

	$(2,209,000)	$(830,000)	$843,000

During 2005, the Company was party to a suit alleging price fixing against certain of its polyester vendors. The lawsuit was settled in 2005, and the Company received net proceeds of $4,356,000, which is included in other (expense) income, net in the 2005 statement of operations.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED
(a limited liability company under the Laws of the People’s Republic of China)

Financial Statements

For the Period From the Date of Inception August 4, 2005 to May 30, 2006

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Financial Statements
For the Period From the Date of Inception August 4, 2005 to May 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Yihua Unifi Fibre Industry Company Limited,

We have audited the accompanying balance sheet of Yihua Unifi Fibre Industry Company Limited (the “Company”) as of May 30, 2006, and the related statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the period from the date of inception August 4, 2005 to May 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yihua Unifi Fibre Industry Company Limited as at May 30, 2006, and the results of its operations and its cash flows for the period from the date of inception August 4, 2005 to May 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young Hua Ming

Ernst & Young Hua Ming, Shanghai Branch
Shanghai, The People’s Republic of China
July 31, 2006

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Balance Sheet

As of May 30, 2006
(In thousands, USD)

ASSETS
Current assets:
Cash and cash equivalents	$1,308
Accounts receivable	323
Related party accounts receivable	810
Notes receivable	1,380
Inventories	9,155
Related-party prepaid technology fee	750
Other current assets	798

Total current assets	14,524

Property, plant and equipment:
Buildings and improvements	18,419
Machinery and equipment	43,538
Other	689

62,646
Less accumulated depreciation	(4,029)

58,617
Intangible asset, net	525

Total assets	$73,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$637
Related party accounts payable	25,777
Accrued expenses	1,729
Related-party debt	15,000
Bank debt	6,228
Other current liabilities	1,600

Total current liabilities	50,971

Registered capital	30,000
Additional paid-in capital	389
Accumulated loss	(8,073)
Accumulated comprehensive loss	379

Shareholders’ equity	22,695

Total liabilities and shareholders’ equity	$73,666

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Statement of Operations

Period Ended
May 30, 2006
(In thousands, USD)

Net sales
Related-party net sales	$21,116
Other	80,692

101,808
Cost of sales
Related-party raw material purchases	85,641
Related-party utility purchases	8,114
Other purchases	12,184

105,939

Related-party technology license fee	1,250
Selling, general and administrative expenses	2,305
Other (income) expense, net	96

Loss from operations	(7,782)
Interest expense	316
Interest income	(25)

Net loss	$(8,073)

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Statement of Changes In Shareholders’ Equity and Comprehensive Income (Loss)

		Additional		Total
	Registered	Paid-in	Accumulated	Shareholders’	Comprehensive
	Capital	Capital	Loss	Equity	Loss
	(In thousands, USD)

Balance, August 4, 2005	$—	$—	$—	$—	$—
Capital contributions	30,000	—	—	30,000	—
Capital contributions (non-cash)	—	389	—	389	—
Net loss	—	—	(8,073)	(8,073)	(8,073)
Currency translation adjustment	—	—	379	379	379

Comprehensive loss					$(7,694)

Balance, May 30, 2006	$30,000	$389	$(7,694)	$22,695

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Statement of Cash Flows

Period Ended
May 30, 2006
(In thousands, USD)

Operating activities:
Net loss	$(8,073)
Depreciation	4,018
Amortization	105
Senior management costs paid by shareholders	389
Other	7
Changes in assets and liabilities:
Accounts receivable	(323)
Related — party accounts receivable	(810)
Notes receivable	(1,380)
Inventories	(9,155)
Other current assets	(1,548)
Related-party accounts payable	10,915
Accounts payable and accrued expenses	2,366
Other current liabilities	1,600

Net cash used in operating activities	(1,889)

Investing activities:
Capital expenditures	(32,986)

Net cash used in investing activities	(32,986)

Financing activities:
Issuance of equity interest	15,000
Net borrowings under line of credit	6,228
Related-party borrowings	15,000

Net cash provided by financing activities	36,228

Effect of exchange rate changes on cash and cash equivalents	(45)

Net increase in cash and cash equivalents	1,308

Cash and cash equivalents at end of period	$1,308

Supplemental disclosure of cash flow information — Cash paid during the period for interest was $0.3 million.

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Activities

On June 10, 2005, Sinopec Yizheng Chemical Fibre Company Limited (“YCFC”), a company limited by shares and incorporated in the People’s Republic of China (“PRC”) and Unifi Asia Holding, SRL (“Unifi Asia”), a limited liability company incorporated in Barbados, entered into an Equity Joint Venture Contract (the “JV Contract”) for the formation and operation of Yihua Unifi Fibre Industry Company Limited (the “Company”), a PRC limited liability company to manufacture, process and market high value-added differentiated polyester textile filament products in Yizheng, China. On July 28, 2005, the Company obtained a business license to operate for forty years.

In accordance with the JV Contract and the Asset Contribution and Purchase Contract (the “Contribution Agreement”), on August 4, 2005, Unifi Asia made a $15.0 million cash capital contribution to the Company and YCFC made a $15.0 million capital contribution of property, plant and equipment to the Company. In exchange for their contributions, each member received a 50% ownership interest in the Company. The Contribution Agreement also provided for the purchase of $45.5 million of property, plant and equipment from YCFC.

2.	Summary of Significant Accounting Policies

Basis of Presentation:  The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and are presented in U.S. Dollars. The Company’s functional currency is the Chinese Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the RMB are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the period into RMB. Non-monetary assets and liabilities denominated in foreign currencies are translated into Renminbi at the foreign exchange rates at the date of measurement. Foreign exchange (gain/loss) is included in Other (income) expense, net in the Statement of Operations. On translation to U.S. dollars for presentation purposes, gains and losses resulting from translation are accumulated in a separate component of shareholders’ equity.

The Company is a joint venture between YCFC and Unifi Asia and the Company’s operations are dependent on the continued financial support of YCFC and Unifi Asia. YCFC and Unifi Asia have committed to providing enough working capital, either by advancing funds themselves or postponing the due dates of debt due to them from the Company, to allow the Company to operate for, at a minimum, one year.

Year End:  The Company has elected to present US GAAP financial statements for the fiscal years ending May 30. These financial statements represent the first fiscal period which included ten months of operations from August 4, 2005 to May 30, 2006.

Use of Estimates:  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:  Revenues from sales are recognized when title passes and the risks and rewards of ownership are transferred to the customer. Freight charges invoiced to customers are included in net sales in the Statement of Operations.

Sales Rebate Program:  The Company has entered into sales incentive agreements with certain distributors and customers. Rebates are paid upon achieving specified sales targets by the end of the calendar year. The rebates are paid out in the first quarter of the succeeding year. Sales rebates are accrued monthly and included in net sales.

Cash and Cash Equivalents:  Cash equivalents are defined as highly-liquid investments with original maturities of three months or less. As of May 30, 2006, cash and cash equivalents consisted of RMB 10.5 million which are subject to local foreign exchange controls.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies (continued)

Notes Receivable:  Notes receivable are short-term bank promissory notes paid by customers with a maturity of six months or less.

Receivables and Credit Risk:  Except for credit granted to a related company (see Note 6 for further discussion), the Company primarily receives cash in advance or bank promissory notes from its customers and distributors.

The Company’s operations serve customers and distributors principally located in China as well as international customers located primarily in Hong Kong and Pakistan. During the period ended May 30, 2006, export sales aggregated to $1.1 million. Approximately 21% of the Company’s revenue was generated from a related party who is the largest distributor of the Company. As of May 30, 2006, the net receivable from the related party was $0.8 million.

Inventories:  The Company values its inventories at the lower of cost or market using the moving weighted average method. In addition to the purchase cost of raw materials, work in progress and finished goods include direct labor costs and allocated manufacturing related costs. The Company periodically performs assessments to determine the existence of obsolete or slow-moving inventories and records any necessary provisions to reduce those inventories to net realizable value. The total inventory reserve at May 30, 2006 was $0.2 million. The following table reflects the composition of the Company’s inventories as of May 30, 2006:

As of May 30, 2006
(Amounts in thousands, USD)

Raw materials and supplies	$2,858
Work in process	688
Finished goods	5,781

Gross inventories	9,327
Lower of cost or market reserves	(172)

$9,155

Other Current Assets:  Other current assets consists of the following:

As of May 30, 2006
(Amounts in thousands, USD)

Prepayment on purchases	$414
Value added tax receivable	295
Other	89

$798

Effective August 3, 2005, the Company entered into a Technology License and Support Contract (the “Technology Agreement”) with Unifi Manufacturing, Inc. which is a related entity of Unifi Asia. The Technology Agreement calls for Unifi Manufacturing, Inc. to provide qualified technical personnel to render technical support to the manufacture and sale of certain products for up to four years. The Company, as the licensee, has agreed to pay Unifi Manufacturing, Inc. for the transfer of this technical knowledge. The total fees payable over the four year term are $6.0 million and are expensed on a straight line basis over forty-eight months. The license fee paid during the period ended May 30, 2006 was $2.0 million of which $1.3 million was expensed during the period. See Note 7 for further discussion.

Property, Plant and Equipment:  On August 3, 2005, YCFC, through the Contribution Agreement executed between YCFC, Unifi Asia and the Company, contributed fixed assets of $15.0 million for a 50% equity interest in

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies (continued)

the Company. Pursuant to the same agreement, the Company purchased fixed assets for $45.5 million from YCFC. The purchase price of the fixed assets acquired by the Company was based upon their fair market value, as determined by an independent valuation firm in its certified appraisal report. All subsequent additions to property, plant and equipment are recorded at cost. Repair and maintenance costs, which do not extend the life of the applicable assets, are expensed as incurred. The Company elected the straight line method of depreciation for all fixed asset categories. Building and improvements are depreciated using no residual value, machinery, equipment and other fixed assets have a residual value of three percent of the acquisition cost. Depreciation expense for the period ended May 30, 2006 was $4.0 million. The following table summarizes the estimated useful lives by asset category:

Useful Lives

Building and improvements	8 - 40 years
Machinery and equipment	5 - 14 years
Other	4 - 10 years

Customer-related Intangible:  The Company accounts for other intangibles under the provisions of Statements of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with the JV Contract and the related Contribution Agreement, the Company acquired a customer list from YCFC which was valued at $0.7 million. The customer-related intangible was subject to straight-line amortization over the useful life of the asset, which is estimated to be five years. Accumulated amortization as of May 30, 2006 was $0.1 million. The estimated annual aggregate amortization expense is $126 thousand for fiscal years ending May 2007 through May 2010 and $21 thousand in the fiscal year ending May 2011. The Company reviews intangible assets for impairment annually, unless specific circumstances indicate that an earlier review is necessary.

Impairment of Long-lived Assets:  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows from use in operation and subsequent disposal over the remaining life of the asset in measuring whether the asset is recoverable. During the period ended May 30, 2006, the Company tested its property, plant and equipment and intangible asset balances for impairment and no adjustments were recorded as a result of those reviews.

Income Taxes:  Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of the previous years. Deferred taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted or substantively enacted at the balance sheet date. A deferred tax asset is recognized to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Comprehensive Income:  Comprehensive income includes net income and other changes in net assets of a business during a period from non-owner sources, which are not included in net income. Such non-owner changes may include, for example, available-for-sale securities and foreign currency translation adjustments. Other than net income, foreign currency translation adjustments presently represent the only component of comprehensive income for the Company. The Company does not provide income taxes on the impact of currency translations.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements:  In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At inception, the Company has accounted for its inventories in accordance with this provision.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company did not enter into any transactions that would be accounted for in accordance with SFAS No. 153.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is an interpretation of SFAS No. 109. The pronouncement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December  15, 2006. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position and results of operations.

3.	Income Taxes

The Company is a manufacturing concern that would generally be subject to a 33% combined tax rate (30% state enterprise income tax and 3% local income tax). However, the Company qualifies as a foreign investment enterprise that is subject to a 27% combined corporate income tax rate (24% state enterprise income tax and 3% local income tax). In addition to this reduced tax rate, the Company is eligible for a five-year tax holiday, commencing in the year the Company has cumulative taxable income, (that is, after the Company utilizes any net operating loss carry forwards generated before the tax holiday period begins). Under the terms of the tax holiday, the Company has an income tax exemption for the first two years of the holiday period and a combined rate of 15% for the following three years of the holiday period.

There was no income tax benefit recorded for the fiscal period. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

Period Ended
May 30, 2006

Statutory tax rate	33.0%
Preferential tax rate reduction	(6.0)
Tax holiday rate reduction	(27.0)
Change in valuation allowance	4.8
Future tax in excess of book depreciation after tax holiday	(4.8)

Effective tax rate	—%

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.  Income Taxes (continued)

The deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and their basis for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of May 30, 2006 are as follows:

As of May 30, 2006
(Amounts in thousands, USD)

Deferred tax assets:
Property, plant and equipment	$263
License fees	115
Customer list	8

Total deferred tax assets	386
Valuation allowance	(386)

Total deferred tax assets	$—

As of May 30, 2006, the Company had available for income tax purposes approximately $4.3 million in net operating loss carryforwards that may be used to offset future taxable income. The net operating loss may be carried forward for five years under applicable current tax law. The net operating loss must be utilized to offset future taxable income, prior to the commencement of the Company’s tax holiday. As such, no deferred tax asset is recorded for these net operating losses.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the period ended May 30, 2006, management recorded a $0.4 million valuation allowance which reduced the gross deferred tax asset to $0.

4.	Employee Retirement Plan

The Company elected to participate in a defined contribution retirement plan for the benefit of its employees. The retirement plan is administered by a local government organization. The Company makes contributions to the plan based on employee compensation. Contributions made by the Company under the plan were $1.0 million for the period ended May 30, 2006.

5.	Bank Debt

The Company maintains unsecured lines of credit up to $31.0 million with various financial institutions. As of May 30, 2006, the total amount of outstanding loans was $6.2 million, maturing on November 14, 2006 and bearing interest rate of 5.4% per annum. There are no covenant calculations or other financial reporting requirements associated with this debt. The loan availability is reviewed and renewed on an annual basis.

6.	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. The book values of these financial instruments (except for debt) are considered to be representative of their respective fair values. None of the Company’s debt instruments that are outstanding at May 30, 2006, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Notes 5 and 7 for the terms and carrying values of the Company’s various debt instruments.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Related Party Transactions

In accordance with the JV Contract, the Company and YCFC entered into a Comprehensive Services Contract (“Services Contract”), a Utilities Contract, a Land Use Right Lease Contract (the “Land Lease Contract”), and Raw Materials Supply Contract (the “RMS Contract”). All of the contracts, except the Land Lease Contract, have payment schedules that are variable in nature. The Services Contract states that YCFC will provide the Company with the following types of services: communication to and security for employees, information technology licenses and related support, public services for the manufacturing facility and employee residential site. The initial term of the contract is forty years and may be extended if mutually agreed by both parties. The Utilities Contract calls for YCFC to provide the Company with all of its utility requirements. Both parties are to jointly review the pricing on an annual basis. The Land Lease Contract has an initial lease term of twenty years and is renewable for an additional twenty years. The lease payment is approximately $65.0 thousand and due semi-annually. The RMS Contract calls for YCFC to supply to the Company and for the Company to purchase from YCFC all raw materials. If YCFC is unable to fulfill the Company’s raw material requirements, the Company has the right to obtain additional quantities of such raw material as necessary from any other source within or outside China. The initial term of the contract is for forty years.

Unifi Manufacturing, Inc. (“UMI”), an affiliate of Unifi Asia, entered into the Technology Agreement with the Company which calls for payments over a four year period totaling $6.0 million. The Technology Agreement calls for UMI to provide the services of approximately six qualified technical employees to provide technical support relating to the manufacture and sale of certain value-added products and to support the operation and production of the manufacturing facility. This agreement also grants the Company an exclusive and non-transferable license to use the licensed technology for the manufacture and sale of the Company’s products.

All of the payments associated with the aforementioned contracts with the Company, excluding the RMS Contract, are expensed as incurred or as services are rendered. Upon the inception of the Company, Unifi Asia entered into a Loan Contract (the “Loan Contract”) to assist the Company in purchasing a portion of the property, plant and equipment from YCFC. The $15.0 million loan was interest-free and was due in full one year after the closing date. Prior to the maturity date of the loan, Unifi Asia was granted the option of electing to convert the loan amount into the registered capital of the Company. The required related-party disclosures for the first fiscal period are as follows:

(a) Related parties with controlling relationships:

Relationship with the Company

YCFC	Investor (50% ownership interest)
Unifi Asia	Investor (50% ownership interest)

(b) Relationship between the Company and related parties without controlling relationships:

Relationship with the Company

Unifi Manufacturing, Inc.	Affiliate of Unifi Asia
Shaoxing Yihua Kangqi Chemical Fibre Co., Ltd. (‘‘Shaoxing”)	Affiliate of YCFC

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.  Related Party Transactions (continued)

(c) The amount of the Company’s related party transactions during the period and its balances with related parties at the end of period are summarized as follows:

(i) The material related party transactions of the Company are summarized as follows:

Period Ended
May 30, 2006
(Amounts in thousands, USD)

YCFC
Purchases of raw materials	$94,796
Purchase of property, plant and equipment	45,785
Utility fees paid	8,114
Comprehensive services fees expensed	341
Land lease expensed	110

$149,146

Sales of goods	$386

Unifi Asia
Cash loan to the Company	$15,000

Unifi Manufacturing, Inc.
Technology license and support contract fees expensed	$1,250
Purchases of goods	34

$1,284

Shaoxing
Sales of goods	$20,730

Purchases of goods	$1,500

(ii) The balances of related party receivables and payables are summarized as follows:

As of May 30, 2006
(Amounts in thousands, USD)

YCFC
Related-party accounts payable	$25,777
Related-party accounts receivable	(128)

$25,649

Unifi Asia
Current maturity of long-term debt	$15,000

Unifi Manufacturing, Inc.
Advance to related-party	$750

Shaoxing
Related-party account receivable	$(682)

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Shareholders’ Equity

YCFC and Unifi Asia are not permitted to sell, give, assign or transfer or otherwise dispose of their equity interest in the Company without written consent by the other shareholder. However, in accordance with the JV Contract, YCFC granted Unifi Asia an irrevocable option to sell all of its equity interest in the Company directly to YCFC or YCFC shall cause another party to acquire Unifi Asia’s entire equity interest. The put option is exercisable between August 2009 and January 2010.

Both shareholders directed certain of their respective employees to work for the Company for a substantial period of time with the intention of maintaining or enhancing the value of their investment in the Company. The associated costs and expenses of these employees were included as an expense on the Statement of Operations of the Company and recorded as a capital contribution.

9.	Commitments and Contingencies

The Company is obligated under the Land Lease Contract with YCFC to lease for a minimum of twenty years the land on which the Company’s plant is located. After the initial term, the lease may be renewed for an additional twenty years. Future obligations for minimum rentals under the initial lease term during fiscal years ending after May 30, 2006 are $132 thousand for each year. Rental expense was $110 thousand for the fiscal year ended May 30, 2006. The aggregate lease obligation is $2.6 million over the initial term of twenty years. The Company had no significant binding commitments for capital expenditures at May 30, 2006.

As of May 30, 2006, the Company is not aware of any pending claims, lawsuits or proceedings that will materially affect the financial position of the Company.

10.	Subsequent Events

Effective June 7, 2006, the Company’s Board of Directors approved the conversion of a $15.0 million loan owed to Unifi Asia into registered capital and $15.0 million of accounts payable owed to YCFC into registered capital. Effective July 25, 2006, both of the previously described liabilities were converted to registered capital thereby increasing the registered capital by $30.0 million.