Form 10-Q
period 2006-09-24
UNIFI INC
filed 2006-11-03
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 1, 2006 was 52,208,467.

Part. I Financial Information
Item 1. Financial Statements
UNIFI, INC.
Form 10-Q for the Quarterly Period Ended September 24, 2006

Part. I Financial Information
Item 1. Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets

	September 24,	June 25,
	2006	2006
	(Unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,516	$35,317
Receivables, net	90,958	93,236
Inventories	115,513	116,018
Deferred income taxes	12,774	11,739
Assets held for sale	15,419	15,419
Other current assets	7,319	9,229

Total current assets	271,499	280,958

Property, plant and equipment	914,538	916,337
Less accumulated depreciation	(684,829)	(676,641)

	229,709	239,696

Investments in unconsolidated affiliates	187,444	190,217
Other noncurrent assets	22,805	21,766

Total assets	$711,457	$732,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,788	$68,916
Accrued expenses	25,525	23,869
Income taxes payable	2,619	2,303
Current maturities of long-term debt and other current liabilities	5,563	6,330

Total current liabilities	89,495	101,418

Long-term debt and other liabilities	203,980	202,405
Deferred income taxes	44,710	45,861
Commitments and contingencies
Shareholders’ equity:
Common stock	5,220	5,220
Capital in excess of par value	1,969	929
Retained earnings	371,029	382,082
Accumulated other comprehensive loss	(4,946)	(5,278)

	373,272	382,953

Total liabilities and shareholders’ equity	$711,457	$732,637

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended
	September 24,	September 25,
	2006	2005
	(Amounts in thousands, except per share data)
Net sales	$169,944	$183,102
Cost of sales	160,904	174,699
Selling, general & administrative expenses	11,289	10,487
Provision for bad debts	1,610	527
Interest expense	6,065	4,777
Interest income	(444)	(1,281)
Other (income) expense, net	(479)	(853)
Equity in (earnings) losses of unconsolidated affiliates	1,949	(1,824)
Write down of long-lived assets	1,200	1,500
Restructuring charges	—	29

Loss from continuing operations before income taxes and extraordinary item	(12,150)	(4,959)
Benefit for income taxes	(1,133)	(152)

Loss from continuing operations before extraordinary item	(11,017)	(4,807)
Income (loss) from discontinued operations, net of tax	(36)	1,929
Extraordinary loss — net of taxes of $0	—	(208)

Net loss	$(11,053)	$(3,086)

Earnings (losses) per common share (basic and diluted):
Net loss — continuing operations	$(.21)	$(.09)
Net income (loss) — discontinued operations	—	.03
Extraordinary loss	—	—

Net loss — basic and diluted	$(.21)	$(.06)

Weighted average outstanding shares of common stock (basic and diluted)	52,198	52,127

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarters Ended
	September 24,	September 25,
	2006	2005
	(Amounts in thousands)
Cash and cash equivalents at the beginning of period	$35,317	$105,621
Operating activities:
Net loss	(11,053)	(3,086)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
(Income) loss from discontinued operations	36	(1,929)
Net (earnings) losses of unconsolidated equity affiliates, net of distributions	1,949	(694)
Depreciation	11,124	12,357
Amortization	276	321
Net (gain) loss on asset sales	240	(319)
Non-cash write down of long-lived assets	1,200	1,500
Non-cash portion of restructuring charges	—	29
Deferred income tax	(2,597)	(1,200)
Provision for bad debt	1,610	527
Other	807	1,647
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(7,944)	(10,146)

Net cash used in continuing operating activities	(4,352)	(993)

Investing activities:
Capital expenditures	(1,480)	(3,903)
Acquisition	—	(15,331)
Investment in foreign restricted assets	—	167
Collection of notes receivable	116	110
Change in restricted cash	—	2,766
Proceeds from sale of capital assets	3	2,239
Return of capital from equity affiliates	229	—
Other	—	(197)

Net cash used in investing activities	(1,132)	(14,149)

Financing activities:
Payment of long-term debt	—	(24,407)
Other	(417)	461

Net cash used in financing activities	(417)	(23,946)

Cash flows of discontinued operations:
Operating cash flow	63	574
Investing cash flow	—	22,937

Net cash provided by discontinued operations	63	23,511
Effect of exchange rate changes on cash and cash equivalents	37	700

Net decrease in cash and cash equivalents	(5,801)	(14,877)

Cash and cash equivalents at end of period	$29,516	$90,744

     See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet at June 25, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 25, 2006, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 24, 2006, and the results of operations and cash flows for the periods ended September 24, 2006 and September 25, 2005. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 25, 2006. Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 57 to 62 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006. These policies have not materially changed from the disclosure in that report.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	September 24,	June 25,
	2006	2006
Raw materials and supplies	$46,804	$48,594
Work in process	6,899	10,144
Finished goods	61,810	57,280

	$115,513	$116,018

3.	Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	September 24,	June 25,
	2006	2006
Payroll and fringe benefits	$7,727	$11,112
Severance	310	576
Interest	7,343	1,984
Utilities	2,976	3,225
Property taxes	2,535	1,722
Other	4,634	5,250

	$25,525	$23,869

4.	Income Taxes

The Company’s income tax benefit for the quarter ended September 24, 2006 resulted in an effective tax rate of 9.3% compared to the quarter ended September 25, 2005 which resulted in an effective tax rate of 3.1%. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 24, 2006 were nondeductible statutory stock option expense, losses from certain foreign operations taxed at a lower effective rate, and an increase in the valuation allowance for North Carolina income tax credit carryforwards. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 25, 2005 were income tax expense associated with a plan to repatriate foreign earnings, foreign income tax on currency related transactions, and an increase in the valuation allowance for North Carolina income tax credit carryforwards.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against its deferred tax assets relating primarily to North Carolina income tax credit carryforwards. The valuation allowance increased $0.5 million in the quarter ended September 24, 2006 compared to $0.4 million in the quarter ended September 25, 2005. The increases in the valuation allowance were due to lower estimates of future utilization of North Carolina income tax credit carryforwards.

5.	Comprehensive Income (Loss)

Comprehensive loss amounted to $10.7 million for the first quarter of fiscal year 2007 compared to comprehensive income of $8.1 million for the first quarter of fiscal year 2006. Comprehensive loss is comprised of net losses of $11.0 million for the first quarter of fiscal year 2007 and foreign translation gains of $0.3 million. Comparatively, comprehensive income for the corresponding period in the prior year was derived from $3.1 million of net losses and $11.2 million of foreign translation gains. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. The pronouncement creates a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of the first day of fiscal year 2008 and it has not determined the impact of FIN 48 on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statements of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity relating to post retirement obligations. This aspect of SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company currently does not expect SFAS No. 158 will have a material effect on its consolidated balance sheet.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This new standard provides guidance for measuring the fair value of assets and liabilities and is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 157 it has not determined the impact it will have on its results of operations or financial condition.

7.	Segment Disclosures

The following is the Company’s selected segment information for the quarters ended September 24, 2006 and September 25, 2005 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended September 24, 2006:
Net sales to external customers	$130,471	$39,473	$169,944
Intersegment net sales	2,429	1,828	4,257
Depreciation and amortization	6,821	3,498	10,319
Segment operating loss	(1,645)	(604)	(2,249)
Total assets	353,869	127,077	480,946

Quarter ended September 25, 2005:
Net sales to external customers	$134,167	$48,935	$183,102
Intersegment net sales	1,682	1,178	2,860
Depreciation and amortization	7,705	3,704	11,409
Write down of long-lived assets	—	1,500	1,500
Restructuring charges (recovery)	47	(18)	29
Segment operating loss	(1,197)	(2,416)	(3,613)
Total assets	420,934	147,246	568,180
The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	September 24,	September 25,
	2006	2005
Reconciliation of segment operating loss to net loss from continuing operations before income taxes and extraordinary item:
Reportable segments operating loss	$(2,249)	$(3,613)
Provision for bad debts	1,610	527
Interest expense, net	5,621	3,496
Other (income) expense, net	(479)	(853)
Equity in (earnings) losses of unconsolidated affiliates	1,949	(1,824)
Write down of long-lived assets	1,200	—

Loss from continuing operations before income taxes and extraordinary item	$(12,150)	$(4,959)

For purposes of internal management reporting, segment operating loss represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. Intersegments sales of the Company’s polyester partially orientated yarn (“POY”) business are recorded at market whereas all other intersegment sales are recorded at cost.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, and certain unallocated selling, general and administrative expenses.

Fiber costs of the Company’s domestic operating divisions are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (“LIFO”) method, an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating loss excluded the provision for bad debts of $1.6 million and $0.5 million for the current and prior year first quarter periods, respectively.

The total assets for the polyester segment decreased from $359.2 million at June 25, 2006 to $353.9 million at September 24, 2006 due primarily to decreases in fixed assets, inventory, other current assets, accounts receivable, and deferred income taxes of $4.7 million, $2.3 million, $1.9 million, $0.8 million, and $0.3 million, respectively. These decreases were offset by increases in cash and other assets of $3.5 million and $1.2 million, respectively. The total assets for the nylon segment decreased from $128.2 million at June 25, 2006 to $127.1 million at September 24, 2006 due primarily to decreases in fixed assets and accounts receivable of $3.4 million and $0.4 million, respectively. These decreases were offset by increases in inventory, deferred income taxes, cash, and other current assets of $1.8 million, $0.7 million, $0.1 million, and $0.1 million, respectively.

8.	Stock-Based Compensation

During the fourth quarter of fiscal year 2006, the Board authorized the issuance of one hundred fifty thousand options from the 1999 Long-Term Incentive Plan. During the first half of fiscal year 2005, the Board authorized the issuance of approximately 2.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options granted in fiscal years 2006 and 2005 vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

On July 26, 2006, the Board authorized the issuance of approximately 1.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. With the exception of the immediate vesting of three hundred thousand options granted to the CEO, the remaining options vests in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant. As a result, the Company incurred $1.0 million in stock-based compensation charges which were recorded as selling, general, and administrative expense with the offset to additional paid-in-capital.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60 to 80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50 to 75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is November 2006 and December 2006, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 24,	June 25,
	2006	2006
Foreign currency purchase contracts:
Notional amount	$1,116	$526
Fair value	1,121	535

Net (gain) loss	$(5)	$(9)

Foreign currency sales contracts:
Notional amount	$774	$833
Fair value	821	878

Net (gain) loss	$47	$45

For the quarters ended September 24, 2006 and September 25, 2005, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.0 million and $0.1 million, respectively.

10.	Investments in Unconsolidated Affiliates

On June 10, 2005, Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”) to manufacture, process and market polyester filament yarn in YCFC's facilities in Yizheng, Jiangsu Province, Peoples Republic of China. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. For the quarter ended September 24, 2006, the Company recognized equity losses relating to YUFI of $1.5 million. Since YUFI reports its financial results on a one month lag the September 25,

2005 quarter equity loss of $0.1 million would not be comparable. The Company records revenues from the joint venture under a licensing agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. For the quarter ending September 24, 2006 the Company recorded $0.4 million in revenues from the licensing agreement. In addition, the Company recognized $1.1 million in operating expenses for the first quarter of fiscal year 2007, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations. These expenses are directly related to providing technological support in accordance with the JV Contract.

In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 14 manufacturing facilities primarily located in central and western North Carolina. During the first quarter ended September 24, 2006, the Company had equity losses relating to PAL of $0.3 million, compared to earnings of $2.1 million for the corresponding periods in the prior year. PAL distributed $0.2 million in distributions in the first quarter of fiscal year 2007.

In September 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina which is owned by the Company. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas. The Company has a put right under the joint venture agreement to sell its entire interest in the joint venture at fair market value and the related Stoneville, North Carolina manufacturing facility for $3.0 million (or fair market value if the sale is consummated after March 2011) in cash back to SANS Fibres. Per the agreement, after December 31, 2006, the Company must give one year’s prior written notice of its election to exercise the put option. Management is currently evaluating its right to exercise this option. SANS Fibres has a call right upon the same terms as the Company’s put right.

In September 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd (“UNF”). The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations. The nylon segment has a supply agreement with UNF which expires in April 2008.

Condensed balance sheet information as of September 24, 2006, and income statement information for the quarter ended September 24, 2006, of the combined unconsolidated equity affiliates was as follows (amounts in thousands):

As of
September 24, 2006
Current assets	$151,397
Noncurrent assets	209,745
Current liabilities	47,307
Noncurrent liabilities	13,214
Shareholders’ equity and capital accounts	300,621

For the Quarter Ended
September 24, 2006
Net sales	$157,186
Gross profit	1,458
Loss from operations	(3,898)
Net loss	(4,396)
11.	Severance and Restructuring Charges

On April 20, 2006, the Company re-organized its domestic business operations, and as a result, recorded a restructuring charge for severance of approximately $0.8 million in the fourth quarter of fiscal year 2006. Approximately 45 management level salaried employees were affected by this reorganization.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the three-months ended September 24, 2006 (amounts in thousands):

	Balance at				Balance at
	June 25, 2006	Charges	Adjustments	Amounts Used	September 24, 2006

Accrued severance	$576	$—	$90	$(356)	$310

Accrued restructuring	$3,550	$—	$59	$(250)	$3,359
12.	Impairment Charges

On October 26, 2006 the Company announced its intent to sell a manufacturing facility that the Company has been leasing to a tenant since 1999. The lease expires in October 2006 and the Company decided to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company evaluated the recoverability of the long-lived asset and determined that the carrying amount of the property exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $1.2 million, which included $0.1 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs.

During the quarter ended September 25, 2005 management decided to consolidate the domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant 1 in Mayodan, North Carolina and moving its operations and offices to Plant 3 in Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. As a part of the consolidation plan, three nylon facilities were vacated and classified as held for sale later in fiscal year 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facilities carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal year 2006 which included $0.2 million of estimated selling costs.

13.	Assets Held for Sale

The Company announced in the quarter ended September 25, 2005 that the nylon division decided to consolidate its operating facilities in Mayodan and Madison, North Carolina. As a result, Plant 1, Plant 5, Plant 7, and the central distribution center (the “CDC”) were completely vacated as of March 2006 and listed for sale. In addition, unrelated to the nylon restructuring plan, the Company decided to market other properties in Yadkinville, North Carolina and Staunton, Virginia as well as related idle machinery and equipment. The listing contract for real property was signed in December 2005 and expires December 2006. Management intends to renew the listing contract on the expiration date. The sale of the CDC and the Staunton, Virginia properties were closed in the fourth quarter of fiscal year 2006.

The following table summarizes by category assets held for sale (amounts in thousands):

	September 24,	June 25,
	2006	2006
Land	$612	$612
Building	10,052	10,052
Machinery and equipment	4,238	4,238
Leasehold improvements	517	517

	$15,419	$15,419

14.	Retirement Plan

The Company’s subsidiary in Ireland had a defined benefit plan (the “DB Plan”) that covered substantially all of its employees and was funded by both employer and employee contributions. The DB Plan provided defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement. During the first quarter of fiscal year 2005, the Company announced plans to close its operations in Europe (the “European Division”), and as a result, recognized a previously unrecognized net actuarial loss of $9.4 million. As of June 26, 2005, the subsidiary had terminated substantially all of its employees. During fiscal year 2006 the Company’s Irish subsidiary made its final contribution of $6.1 million and the remaining accumulated benefit obligation of $32.5 million was paid in full through the purchase of annuity contracts for all participants in the DB Plan. See Note 16 “Discontinued Operations” for further discussion of the closure.

The net periodic pension expense recognized in the first quarter of fiscal years 2007 and 2006 is as follows (amounts in thousands):

	For the Quarters Ended
	September 24, 2006	September 25, 2005
Pension expense:
Interest costs	$—	$612
Expected return on plan assets	—	(612)

Net periodic pension expense	$—	$—

15.	Long-Term Debt

In May 2006, the Company amended its asset-based revolving credit facility with a senior secured asset-based revolving credit facility (the “Amended Credit Agreement”) to provide a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity from 2006 to 2011, and to revise some of its other terms and covenants. The Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s amended revolving credit facility is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

As of September 24, 2006, the Company had no outstanding borrowings and had availability of approximately $93.5 million under the terms of the Amended Credit Agreement. Borrowings under the amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the amended revolving credit facility. The interest rate in effect at September 24, 2006, was 8.3%. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base.

The Amended Credit Agreement contains affirmative and negative customary covenants for asset based loans that restrict future borrowings and capital spending. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of our capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on our property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. As of September 24, 2006 the Company was in compliance with the loan covenants.

On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes which mature on May 15, 2014. These notes were issued to substantially replace $250 million of senior, unsecured debt securities that were due February 2008. The estimated fair value of the 2014 notes, based on quoted market prices, at September 24, 2006 and June 25, 2006, was approximately $180.0 million and $182.4 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth business day of November and May.

On July 25, 2005 the Company paid off a $24.4 million note payable, including accrued interest, associated with the acquisition of the Kinston POY manufacturing facility.

16.	Discontinued Operations

On July 28, 2005, the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management’s plan to exit the business was successfully completed resulting in the reclassification of the segment’s losses as discontinued operations for all periods presented.

On July 28, 2004, the Company announced its decision to close its European Division. The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $37.0 million. As of June 26, 2005, the Company had received approximately $9.9 million in proceeds from the sales contracts and recognized a gain of $10.4 million on the sales of capital assets. The Company received the remaining proceeds of $28.1 million during the first quarter of fiscal year 2006 which resulted in a net gain of $4.6 million. The gains on the sales of capital assets are included in the line item “Income (loss) from discontinued operations—net of tax” in the Condensed Consolidated Statements of Operations.

Results of operations for the sourcing segment and European Division for the first quarter of fiscal years 2007 and 2006 are as follows (amounts in thousands):

	For the Quarters Ended
	September 24,	September 25,
	2006	2005
Net sales	$—	$34

Income (loss) from discontinued operations before income taxes	$(36)	$2,781

Income tax expense	—	—

Net income (loss) from discontinued operations — net of taxes	$(36)	$2,781

17.	Commitments and Contingencies

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l. (“INVISTA”). The land for the Kinston Site is leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston Site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action Program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of contamination at the identified AOCs and clean them up to comply with applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston Site will pass to the Company. Thereafter, the Company will have responsibility for future remediation requirements, if any, at the AOCs previously addressed by DuPont. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

18.	Subsequent Events

On October 26, 2006, the Company announced that it has signed a definitive agreement to acquire the assets, including inventory, of the textured yarn business operating as the Dillon Yarn Division of Dillon Yarn Corporation. The purchase price will be approximately $65 million and will be comprised of approximately $44.5 million in cash and the issuance of approximately 8.3 million shares of Unifi common stock. All of the shares issued as consideration in the acquisition will be subject to a lock-up agreement, which will prohibit any transfers of shares for an initial six-month period following closing. Thereafter, two-thirds of the shares may not be transferred for 18 months following closing, and the remaining one-third of the shares may not be transferred until 30 months following closing. The Company expects to use cash-on-hand and its bank revolver to fund the cash portion of the purchase price.

Subject to governmental approval and other customary conditions, the purchase is expected to be completed in early January 2007.

19.	Condensed Consolidated Guarantor and Non-Guarantor Financial Statements

The guarantor subsidiaries presented below represent the Company’s subsidiaries that are subject to the terms and conditions outlined in the indenture governing the Company’s issuance of senior secured notes and guarantee the notes, jointly and severally, on a senior, secured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries which do not guarantee the notes. Each subsidiary guarantor is 100% owned, directly or indirectly, by Unifi, Inc. and all guarantees are full and unconditional.

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries for the notes is presented below.

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Balance Sheet Information as of September 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,687	$1,292	$14,537	$—	$29,516
Receivables, net	1	70,133	20,824	—	90,958
Inventories	—	93,276	22,237	—	115,513
Deferred income taxes	—	11,481	1,293	—	12,774
Assets held for sale	—	15,419	—	—	15,419
Other current assets	—	2,238	5,081	—	7,319

Total current assets	13,688	193,839	63,972	—	271,499

Property, plant and equipment	11,806	846,709	56,023	—	914,538
Less accumulated depreciation	(1,625)	(646,547)	(36,657)	—	(684,829)

	10,181	200,162	19,366	—	229,709
Investments in unconsolidated affiliates	—	156,825	30,619	—	187,444
Investments in consolidated subsidiaries	446,897	—	—	(446,897)	—
Other noncurrent assets	75,728	4,019	9,250	(66,192)	22,805

	$546,494	$554,845	$123,207	$(513,089)	$711,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$395	$47,254	$8,139	$—	$55,788
Accrued expenses	7,561	14,820	3,144	—	25,525
Income taxes payable (receivable)	(7,460)	8,421	1,658	—	2,619
Current maturities of long-term debt and other current Liabilities	—	290	5,273	—	5,563

Total current liabilities	496	70,785	18,214	—	89,495

Long-term debt and other liabilities	191,273	66,077	12,822	(66,192)	203,980
Deferred income taxes	(18,547)	61,936	1,321	—	44,710
Shareholders’/ invested equity	373,272	356,047	90,850	(446,897)	373,272

	$546,494	$554,845	$123,207	$(513,089)	$711,457

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Balance Sheet Information as of June 25, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,992	$1,392	$10,933	$—	$35,317
Receivables, net	1	72,332	20,903	—	93,236
Inventories	—	91,840	24,178	—	116,018
Deferred income taxes	—	10,473	1,266	—	11,739
Assets held for sale	—	15,419	—	—	15,419
Other current assets	—	2,558	6,671	—	9,229

Total current assets	22,993	194,014	63,951	—	280,958

Property, plant and equipment	11,806	848,068	56,463	—	916,337
Less accumulated depreciation	(1,553)	(637,487)	(37,601)	—	(676,641)

	10,253	210,581	18,862	—	239,696
Investments in unconsolidated affiliates	—	157,741	32,476	—	190,217
Investments in consolidated subsidiaries	450,655	—	—	(450,655)	—
Other noncurrent assets	65,713	8,116	8,223	(60,286)	21,766

	$549,614	$570,452	$123,512	$(510,941)	$732,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$1,698	$57,315	$9,903	$—	$68,916
Accrued expenses	2,202	18,011	3,656	—	23,869
Income taxes payable (receivable)	(10,046)	11,004	1,345	—	2,303
Current maturities of long-term debt and other current liabilities	—	290	6,040	—	6,330

Total current liabilities	(6,146)	86,620	20,944	—	101,418

Long-term debt and other liabilities	191,273	57,557	13,861	(60,286)	202,405
Deferred income taxes	(18,466)	63,380	947	—	45,861
Shareholders’/ invested equity	382,953	362,895	87,760	(450,655)	382,953

	$549,614	$570,452	$123,512	$(510,941)	$732,637

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Statement of Operations Information for the Fiscal Quarter Ended September 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$139,525	$31,341	$(922)	$169,944
Cost of sales	—	134,487	27,147	(730)	160,904
Selling, general and administrative expenses	—	9,922	1,521	(154)	11,289
Provision for bad debts	—	1,088	522	—	1,610
Interest expense	5,929	136	—	—	6,065
Interest income	(104)	—	(340)	—	(444)
Other (income) expense, net	(4,388)	4,070	(408)	247	(479)
Equity in (earnings) losses of unconsolidated affiliates	—	111	1,982	(144)	1,949
Equity in subsidiaries	7,109	—	—	(7,109)	—
Write down of long-lived assets	—	1,200	—	—	1,200

Income (loss) from continuing operations before income taxes	(8,546)	(11,489)	917	6,968	(12,150)
Provision (benefit) for income taxes	2,507	(4,640)	1,000	—	(1,133)

Income (loss) from continuing operations	(11,053)	(6,849)	(83)	6,968	(11,017)
Income (loss) from discontinued operations, net of tax	—	—	(36)	—	(36)

Net income (loss)	$(11,053)	$(6,849)	$(119)	$6,968	$(11,053)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended September 25, 2005 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$158,959	$25,048	$(905)	$183,102
Cost of sales	—	150,722	24,763	(786)	174,699
Selling, general and administrative expenses	82	9,052	1,510	(157)	10,487
Provision for bad debts	—	527	—	—	527
Interest expense	4,510	267	—	—	4,777
Interest income	(299)	(65)	(917)	—	(1,281)
Other (income) expense, net	(4,350)	3,845	(348)	—	(853)
Equity in (earnings) losses of unconsolidated affiliates	—	(2,151)	459	(132)	(1,824)
Equity in subsidiaries	2,887	—	—	(2,887)	—
Write down of long-lived assets	—	1,500	—	—	1,500
Restructuring charges (recovery)	—	(54)	83	—	29

Income (loss) from continuing operations before income taxes	(2,830)	(4,684)	(502)	3,057	(4,959)
Provision (benefit) for income taxes	256	(1,248)	840	—	(152)

Income (loss) from continuing operations	(3,086)	(3,436)	(1,342)	3,057	(4,807)
Income (loss) from discontinued operations, net of tax	—	(852)	2,781	—	1,929
Extraordinary gain (loss) — net of taxes of $0	—	(208)	—	—	(208)

Net income (loss)	$(3,086)	$(4,496)	$1,439	$3,057	$(3,086)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Statements of Cash Flows Information for the Fiscal Quarter Ended September 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$(9,294)	$8	$4,962	$(28)	$(4,352)

Investing activities:
Capital expenditures	—	(659)	(821)	—	(1,480)
Return of capital in equity affiliates	—	229	—	—	229
Collection of notes receivable	116	612	(600)	(12)	116
Other	—	—	3	—	3

Net cash provided by (used in) investing activities	116	182	(1,418)	(12)	(1,132)

Financing activities:
Other	(127)	(290)	—	—	(417)

Net cash used in financing activities	(127)	(290)	—	—	(417)

Cash flows of discontinued operations:
Operating cash flow	—	—	63	—	63
Investing cash flow	—	—	—	—	—

Net cash provided by discontinued operations	—	—	63	—	63

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	40	37

Net increase (decrease) in cash and cash equivalents	(9,305)	(100)	3,604	—	(5,801)
Cash and cash equivalents at beginning of period	22,992	1,392	10,933	—	35,317

Cash and cash equivalents at end of period	$13,687	$1,292	$14,537	$—	$29,516

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Statements of Cash Flows Information for the Fiscal Quarter Ended September 25, 2005 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$(5,035)	$2,589	$1,453	$—	$(993)

Investing activities:
Capital expenditures	—	(3,534)	(369)	—	(3,903)
Investment in equity affiliates	—	(331)	(15,000)	—	(15,331)
Investment of foreign restricted assets	—	—	167	—	167
Collection of notes receivable	119	(3)	(6)	—	110
Proceeds from sale of capital assets	—	2,222	17	—	2,239
Change in restricted cash	—	—	2,766	—	2,766
Other	(10)	(15)	(172)	—	(197)

Net cash provided by (used in) investing activities	109	(1,661)	(12,597)	—	(14,149)

Financing activities:
Payment of long term debt	—	(24,407)	—	—	(24,407)
Other	(2)	30	433	—	461

Net cash provided by (used in) financing activities	(2)	(24,377)	433	—	(23,946)

Cash flows of discontinued operations:
Operating cash flow	—	517	57	—	574
Investing cash flow	—	(125)	23,062	—	22,937

Net cash provided by discontinued operations	—	392	23,119	—	23,511

Effect of exchange rate changes on cash and cash equivalents	—	—	700	—	700

Net increase (decrease) in cash and cash equivalents	(4,928)	(23,057)	13,108	—	(14,877)
Cash and cash equivalents at beginning of period	35,868	25,272	44,481	—	105,621

Cash and cash equivalents at end of period	$30,940	$2,215	$57,589	$—	$90,744

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.
Business Overview
The Company is a diversified producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. The Company adds value to the supply chain and enhances customer demand for its products through the development and introduction of branded yarns that provide unique performance, comfort, and aesthetic advantages. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and covered spandex products. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, automotive, home furnishings, industrial, and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products.
Polyester Segment The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, automotive industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil and the United States, which has the largest operations and number of locations.
Nylon Segment The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in the United States and Colombia.
Recent Developments and Outlook
Although the global textile and apparel industry continues to grow, the North American textile and apparel industry has contracted since 1999, primarily as a result of intense foreign competition in finished goods on the basis of price, resulting in ongoing North American domestic overcapacity, many producers moving their operations offshore and the closure of many domestic textile and apparel plants. In addition, due to consumer preference, demand for sheer hosiery products has declined in recent years, which negatively impacts nylon manufacturers. As a result, the contraction in the North American textile and apparel market continues, although the Company expect a lower rate of decline in the future as regional manufacturers continue to demand North American manufactured yarn due to duty-free advantage, quick response times, specialized products, and North American retailers expressing their need for a balanced procurement strategy with both global and regional producers.
Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past several years. The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings to shift to more premium value-added products, to exploit the free-trade agreements to which the United States is a party and to implement cost saving strategies which will improve its operating efficiencies. The continued viability of the U.S. domestic textile and apparel is dependent, to a large extent, on international trade flows and trade regulatory environment. Historically, all textile and apparel imports have grown at double-digit average annual rates, however, since last year, imports growth have slowed down considerably, with current year-to-date imports growing only by low single-digits indicating a slow-down in the imports penetration rate. Current imported yarn represents approximately 24% of yarn consumption in the U.S according to industry experts.

The increased demand for xylenes by the U.S. gasoline-supply chain and tight global supply of paraxylene continued to put pressure on raw materials pricing throughout the quarter and forced yarn prices up around the world. Polyester raw materials prices in the U.S. rose to above post-Katrina levels during the quarter, and prices hit a fifteen-year high in the month of September. The rising cost of raw materials also resulted in approximately $1.5 million in unexpected LIFO charges. Although the Company has been successful in passing through price increases on its products, volumes slowed in the U.S. and China during September as many fabric mills resisted the increases and subsequently reduced orders by working off inventories.
Several supply and demand factors, including increased refining capacity, improved refining utilization rates and lower consumer demand for gasoline, could ease pressures on raw materials pricing as the Company moves through the second quarter of fiscal year 2007. While the lower oil prices reported in the media will help spur consumer confidence and spending, they will have little impact on the pricing of the Company’s raw materials. Industry experts expect prices to decline during the fourth calendar quarter and the Company has seen evidence of the decline starting in October 2006.
On October 26, 2006, the Company announced that it has signed a definitive agreement to acquire the assets, including inventory, of the textured yarn business operating as the Dillon Yarn Division of Dillon Yarn Corporation. The purchase price will be approximately $65 million and will be comprised of approximately $44.5 million in cash and the issuance of approximately 8.3 million shares of Unifi common stock. All of the shares issued as consideration in the acquisition will be subject to a lock-up agreement, which will prohibit any transfers of shares for an initial six-month period following closing. Thereafter, two-thirds of the shares may not be transferred for 18 months following closing, and the remaining one-third of the shares may not be transferred until 30 months following closing. The Company expects to use cash-on-hand and its bank revolver to fund the cash portion of the purchase price.
Subject to governmental approval and other customary conditions, the purchase is expected to be completed in early January 2007.
Key Performance Indicators
The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume, which is an indicator of demand;

•	margins, which are indicators of product mix and profitability;

•	net income or loss before interest, taxes, depreciation and amortization and income or loss from discontinued operations (“EBITDA”), which is an indicator of its ability to pay debt; and

•	working capital of each business unit as a percentage of sales, which is an indicator of its production efficiency and ability to manage our inventory and receivables.
Corporate Restructuring
On April 20, 2006, the Company re-organized its domestic business operations, and as a result, recorded a restructuring charge for severance of approximately $0.8 million in the fourth quarter of fiscal year 2006. Approximately 45 management level salaried employees were affected by this reorganization.
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the quarter ended September 24, 2006 (amounts in thousands):

	Balance at				Balance at
	June 25, 2006	Charges	Adjustments	Amounts Used	September 24, 2006

Accrued severance	$576	$—	$90	$(356)	$310

Accrued restructuring	$3,550	$—	$59	$(250)	$3,359
Joint Ventures and Other Equity Investments
On June 10, 2005, Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”) to manufacture, process and market polyester filament yarn in YCFC's facilities in Yizheng, Jiangsu Province, Peoples Republic of China. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. For the quarter ended September 24, 2006, the Company recognized equity losses relating to YUFI of $1.5 million. Since YUFI reports its financial results on a one month lag the September 25, 2005 quarter equity loss of $0.1 million would not be comparable. The Company records revenues from the joint venture under a licensing agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. For the quarter ending September 24, 2006 the Company recorded $0.4 million in revenues from the licensing agreement. In addition, the Company recognized $1.1 million in operating expenses for the first quarter of fiscal year 2007, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations. These expenses are directly related to providing technological support in accordance with the JV Contract.
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 14 manufacturing facilities primarily located in central and western North Carolina. During the first quarter ended September 24, 2006, the Company had equity losses relating to PAL of $0.3 million, compared to earnings of $2.1 million for the corresponding period in the prior year. Although PAL’s sales price per pound remained unchanged, raw material pricing increased 13%. As of August 1, 2006, the U.S. Government rebate program for consuming cotton grown in the United States ended. As a result, PAL experienced a reduction in government subsidized cotton rebates for the first quarter of fiscal year 2007 of $5.2 million as compared to the quarter ended September 25, 2005. Both the increase in raw material pricing and the reduction of government rebates negatively impacted gross profit and operating income for the quarter ended September 24, 2006 as compared to the prior year same quarter. PAL distributed $0.2 million in distributions in the first quarter of fiscal year 2007.
In September 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina which is owned by the Company. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas. The Company has a put right under the joint venture agreement to sell its entire interest in the joint venture at fair market value and the related Stoneville, North Carolina manufacturing facility for $3.0 million (or fair market value if the sale is consummated after March 2011) in cash back to SANS Fibres. Per the agreement, after December 31, 2006, the Company must give one year’s prior written notice of its election to exercise the put option. Management is currently evaluating its right to exercise this option. SANS Fibres has a call right upon the same terms as the Company’s put right.
In September 2000, Unifi and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd (“UNF”). The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations. The nylon segment has a supply agreement with UNF which expires in April 2008.
Condensed balance sheet information as of September 24, 2006, and income statement information for the quarter ended September 24, 2006, of the combined unconsolidated equity affiliates was as follows (amounts in thousands):

As of
September 24, 2006
Current assets	$151,397
Noncurrent assets	209,745
Current liabilities	47,307
Noncurrent liabilities	13,214
Shareholders’ equity and capital accounts	300,621

For the Quarter Ended
September 24, 2006
Net sales	$157,186
Gross profit	1,458
Loss from operations	(3,898)
Net loss	(4,396)

Review of First Quarter Fiscal Year 2007 compared to First Quarter Fiscal Year 2006.
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the first fiscal quarters ended September 24, 2006 and September 25, 2005, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior periods (amounts in thousands, except percentages):

	For the Quarters Ended
	September 24, 2006		September 25, 2005
		% to Total		% to Total	% Change
Net sales
Polyester	$130,471	76.8	$134,167	73.3	(2.8)
Nylon	39,473	23.2	48,935	26.7	(19.3)

Total	$169,944	100.0	$183,102	100.0	(7.2)

		% to Sales		% to Sales
Gross profit
Polyester	$7,174	4.2	$7,128	3.9	0.6
Nylon	1,866	1.1	1,275	0.6	46.4

Total	9,040	5.3	8,403	4.5	7.6

Selling, general and administrative expenses
Polyester	8,819	5.2	8,278	4.5	6.5
Nylon	2,470	1.4	2,209	1.2	11.8

Total	11,289	6.6	10,487	5.7	7.6

Write down of long-lived assets
Polyester	—	—	—	—	—
Nylon	—	—	1,500	0.8	—
Corporate	1,200	—	—	—	—

Total	1,200	0.7	1,500	0.8	(20.0)

Restructuring charges (recovery)
Polyester	—	—	47	—	—
Nylon	—	—	(18)	—	—

Total	—	—	29	—	—

Other (income) expense, net	8,701	5.1	1,346	0.7	546.4

Loss from continuing operations before income taxes and extraordinary item	(12,150)	(7.1)	(4,959)	(2.7)	145.0
Benefit for income taxes	(1,133)	(0.6)	(152)	(0.1)	645.4

Loss from continuing operations before extraordinary item	(11,017)	(6.5)	(4,807)	(2.6)	(129.2)
Income (loss) from discontinued operations, net of tax	(36)	—	1,929	1.0	(101.9)
Extraordinary loss — net of tax of $0	—	—	(208)	(0.1)	—

Net loss	$(11,053)	(6.5)	$(3,086)	(1.7)	258.2

As reflected in the tables above, consolidated net sales from continuing operations decreased from $183.1 million to $169.9 million which was attributable to declines in both the polyester and nylon segments for the first quarter of fiscal year 2007. Consolidated unit volume decreased 9.8% for the first quarter of fiscal year 2007, while average net selling prices increased 2.6% for the same period. Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.

Consolidated gross profit from continuing operations was $9.0 million for the quarter ended September 24, 2006 compared to $8.4 million for the quarter ended September 25, 2005 and increased $0.7% as a percentage of net sales. Although unit volume in the first quarter of fiscal year 2007 was down compared to the prior year first quarter, gross profit on a per-pound basis improved 20%. The increase in gross profit for the quarter was primarily due to cost reductions, manufacturing efficiencies and improved sales pricing in the current quarter.
Consolidated selling, general and administrative expenses (“SG&A”) increased $0.8 million or 7.6% for the first quarter of fiscal year 2007 as compared to the prior year first quarter and as a percentage of sales increased 0.9% when compared to the same periods respectively. Domestically, the increase in SG&A of $0.8 million for the quarter was primarily a result of increased stock-based compensation and deferred compensation charges. These charges were partially offset by decreases in salary fringes, legal and audit related professional fees, depreciation expense, and airfare expenses. SG&A related to our foreign operations remained consistent with the prior year quarter amounts.
On October 26, 2006 the Company announced its intent to sell a manufacturing facility that the Company has been leasing to a tenant since 1999. As a result of its decision, the Company performed an impairment review and recorded a $1.2 million impairment charge. For further discussion see the “Corporate” section below.
Other (income) expense, net includes equity in (earnings) losses of unconsolidated affiliates, interest expense, interest income, bad debt expense, and restructuring charges. The increased net expenses in the first quarter of fiscal year 2007 were primarily attributable to reductions of income of unconsolidated affiliates of $3.8 million, increased interest expense of $1.3 million, increased bad debt expense of $1.1 million, decreased interest income of $0.8 million, and decreased other income of $0.4 million.
The loss from continuing operations before income taxes increased in the first quarter of fiscal year 2007 as compared to the prior year quarter primarily due to increases in SG&A and other (income) expense, net as discussed above.
The Company’s income tax benefit for the quarter ended September 24, 2006 resulted in an effective tax rate of 9.3% compared to the quarter ended September 25, 2005 which resulted in an effective tax rate of 3.1%. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 24, 2006 were nondeductible statutory stock option expense, losses from certain foreign operations taxed at a lower effective rate, and an increase in the valuation allowance for North Carolina income tax credit carryforwards. For the quarter ended September 25, 2005, the primary differences between the Company’s income tax benefit and the U.S. statutory rate were recording income tax expense associated with a plan to repatriate foreign earnings, increasing the valuation allowance for North Carolina income tax credit carryforwards, and recording foreign income tax expense on currency related transactions.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against its deferred tax assets relating primarily to North Carolina income tax credit carryforwards. The valuation allowance increased $0.5 million in the quarter ended September 24, 2006 compared to $0.4 million in the quarter ended September 25, 2005. The increases in the valuation allowance were due to lower estimates of future utilization of North Carolina income tax credit carryforwards.
On July 28, 2005, the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management’s plan to exit the business was successfully completed resulting in the reclassification of the segment’s losses as discontinued operations for all periods presented.

The loss from discontinued operations for the first quarter of fiscal year 2007 was primarily due to wind up activities associated with the Ireland facility and currency translation adjustments related to all foreign discontinued operations. Comparatively, income from discontinued operations, net of tax for the first quarter of fiscal year 2006 was due primarily to the sale of the real property in Ireland which resulted in a net gain of approximately $4.6 million.
The extraordinary loss in the prior year first quarter was the adjustment to the restructuring reserves that related to the acquisition of the Kinston manufacturing operation which was acquired at the beginning of fiscal year 2005.
Polyester Operations
Polyester unit volume decreased 9.1% for the first quarter, while average net selling prices increased 6.3% compared to the first quarter of fiscal year 2006. The decrease in net sales for the first quarter of fiscal year 2007 as compared to the prior year period was primarily due to lower volumes in the domestic textured polyester operations due to reduced orders from customers relating to the price increase for polyester raw materials.
Sales in local currency for the Brazilian operation increased 19.5% for the first quarter of fiscal year 2007 compared to the prior year quarter due to an increase in average selling prices of 3.6% and an increase in unit volumes of 15.3%. The movement in currency exchange rates from the prior year to the current year positively impacted the first quarter of fiscal year 2007 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the quarter period were $2.1 million higher than what sales would have been using prior year currency rates.
Gross profit for the polyester segment in the first quarter remained relatively unchanged from the same prior year period.
SG&A expenses for the first quarter of fiscal year 2007 were $8.8 million compared to the prior year amount of $8.3 million for the polyester segment, compared to consolidated SG&A which increased $0.8 million. The increase is a result of the stock-based and deferred compensation charges included in domestic SG&A.
Nylon Operations
Nylon segment volume for the first quarter period of fiscal year 2007 decreased 15.9% when compared to the corresponding prior year quarter. Average selling prices decreased 3.5% for the first quarter, relative to prior year first quarter. Net sales for the nylon segment for the first quarter of fiscal year 2007 decreased 19.3% as compared to the same quarter in the prior year. The decrease in net sales for the first quarter of fiscal year 2007 as compared to the prior year period was primarily due to management’s decision to exit unprofitable business and general decline caused by imports.
Gross profit for the nylon segment increased $0.6 million to $1.9 million in the first quarter of fiscal year 2007 compared to the prior year first quarter. The increase in gross profit is attributable primarily to cost savings from recent consolidation efforts and an improvement in product mix.
SG&A expenses allocated to the nylon segment increased $0.3 million to $2.5 million for the first quarter of fiscal year 2007, compared to the prior year first quarter, however, SG&A expenses as a percentage of nylon net sales were 6.3% for the first quarter of fiscal year 2007 compared to 4.5% for the first quarter of the prior year. The increase is a result of the stock-based and deferred compensation charges included in domestic SG&A. During the first quarter of fiscal year 2006 management decided to consolidate the domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant 1 in Mayodan, North Carolina and moving its operations and offices to Plant 3 in Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. As a part of the consolidation plan, three nylon facilities were vacated and classified as held for sale later in fiscal year 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facilities carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal year 2006 which included $0.2 million of estimated selling costs.
Corporate
On October 26, 2006 the Company announced its intent to sell a manufacturing facility that the Company has been leasing to a tenant since 1999. The lease expires in October 2006 and the Company has determined to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company evaluated the recoverability of the long-lived asset and determined that the carrying amount of the property exceeded its fair value. Accordingly, the Company recorded an impairment charge of $1.2 million, which included $0.1 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs. Correspondingly, in the first quarter of fiscal year 2006, management decided to consolidate the domestic Nylon segment’s operations which resulted in an impairment charge of $1.5 million.
On April 19, 2006, the Board authorized the issuance of one hundred fifty thousand stock options, and on July 26, 2006, the Board authorized the issuance of an additional 1.1 million stock options to certain key employees from the 1999 Long-Term Incentive Plan. The total non-cash charges over the vesting term of the stock options equates to $2.0 million of which $1.0 million was charged as stock-based compensation during the quarter ended September 24, 2006 and $0.1 million was charged as stock-based compensation during the quarter ended June 25, 2006. With the exception of the immediate vesting of three hundred thousand stock options granted to the CEO in the September 24, 2006 quarter, the remaining options vest in three equal installments: the first one-third at the time of each grant, the next one-third on the first anniversary of each grant and the final one-third on the second anniversary of each grant. As of September 24, 2006, total charges related to nonvested stock-based compensation are approximately $0.9 million of which $0.2 million is expected to be expensed on a quarterly basis for the remainder of fiscal year 2007 and $0.3 million is expected to be expensed in fiscal year 2008.
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”), and as a result, recognized $1.1 million in deferred compensation charges. This Plan, which replaced an existing supplemental retirement plan, was established for the purpose of providing supplemental retirement benefits for a select group of management employees.
The Company accounts for derivative contracts and hedging activities under Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which requires all derivatives to be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk”.
Liquidity and Capital Resources
Cash Used In Continuing Operations

Cash used in continuing operations was $4.4 million for the months ended September 24, 2006, compared to cash used in continuing operations of $1.0 million for the corresponding period of the prior year. The primary reason for the $3.4 million decrease in cash from operating activities relates to an increase in net loss, decreases in deferred taxes, depreciation and amortization, other items, and write down of long-lived assets of $8.0 million, $1.4 million, $1.3 million, $0.8 million, and $0.3 million, respectively offset by increased losses on equity affiliates, improved working capital, increased losses on discontinued operations, increases in bad debt expense, and a decrease in losses on asset sales of $2.6 million, $2.2 million, $2.0 million, $1.1 million, and $0.5 million, respectively. All working capital changes have been adjusted to exclude currency translation effects.
The Company ended the first quarter of fiscal year 2007 with working capital of $182.0 million, which included cash and cash equivalents of $29.5 million, compared to working capital at June 25, 2006 of $179.5 million. The current ratio increased from 2.8 as of June 25, 2006 to 3.0 as of September 24, 2006.
Cash Used In Investing and Financing Activities
The Company utilized $1.1 million for net investing activities and $0.4 million in net financing activities during the current period. The primary cash expenditures for investing and financing activities during this period included $1.4 million for capital expenditures, $0.4 million for other financing activities offset by return of capital from equity affiliates of $0.2 million and collections of notes receivable of $0.1 million. As of September 24, 2006, the Company is not committed to make any significant capital expenditures, however it expects to spend approximately $12 to $15 million primarily for maintenance capital expenditures and equipment and technology upgrades during the remainder of fiscal year 2007.
The Company believes that cash generated by operations, together with access to its amended revolving credit agreement as described below, will be sufficient to meet all operating and capital needs in the foreseeable future.
Long-Term Debt
In May 2006, the Company amended its asset-based revolving credit facility with a senior secured asset-based revolving credit facility (the “Amended Credit Agreement”) to provide a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity from 2006 to 2011, and to revise some of its other terms and covenants. The Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s amended revolving credit facility is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.
As of September 24, 2006, the Company had no outstanding borrowings and had availability of approximately $93.5 million under the terms of the Amended Credit Agreement. Borrowings under the amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the amended revolving credit facility. The interest rate in effect at September 24, 2006, was 8.3%. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base.

On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes which mature on May 15, 2014. These notes were issued to substantially replace $250 million of senior, unsecured debt securities that were due February 2008. The estimated fair value of the 2014 notes, based on quoted market prices, at September 24, 2006 and June 25, 2006, was approximately $180.0 million and $182.4 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth business day of November and May.
Acquisition
On October 26, 2006, the Company announced that it has signed a definitive agreement to acquire the assets, including inventory, of the textured yarn business operating as the Dillon Yarn Division of Dillon Yarn Corporation. The purchase price will be approximately $65 million and will be comprised of approximately $44.5 million in cash and the issuance of approximately 8.3 million shares of Unifi common stock. All of the shares issued as consideration in the acquisition will be subject to a lock-up agreement, which will prohibit any transfers of shares for an initial six-month period following closing. Thereafter, two-thirds of the shares may not be transferred for 18 months following closing, and the remaining one-third of the shares may not be transferred until 30 months following closing. The Company expects to use cash-on-hand and its bank revolver to fund the cash portion of the purchase price.
Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Forward-Looking Statements
Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to:
•	the competitive nature of the textile industry and the impact of worldwide competition;

•	changes in the trade regulatory environment and governmental policies and legislation;

•	the availability, sourcing and pricing of raw materials;

•	general domestic and international economic and industry conditions in markets where the Company competes, such as recession and other economic and political factors over which the Company has no control;

•	changes in consumer spending, customer preferences, fashion trends and end-uses;

•	its ability to reduce production costs;

•	its ability to invest in new acquisitions and long-lived assets;

•	changes in currency exchange rates, interest and inflation rates;

•	the financial condition of its customers;

•	technological advancements and the continued availability of financial resources to fund capital expenditures;

•	the operating performance of joint ventures, alliances and other equity investments;

•	the impact of environmental, health and safety regulations; and

•	employee relations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative discussion about market risk relating to the Company’s forward currency contracts, raw material supply and currency exchange rate risk.
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
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 60 to 80% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50 to 75% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is November 2006 and December 2006, respectively.
The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 24,	June 25,
	2006	2006
Foreign currency purchase contracts:
Notional amount	$1,116	$526
Fair value	1,121	535

Net (gain) loss	$(5)	$(9)

Foreign currency sales contracts:
Notional amount	$774	$833
Fair value	821	878

Net (gain) loss	$47	$45

For the quarter ended September 24, 2006, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.0 million and $0.1 million, respectively.
Raw Material Supply: The Company depends on a limited number of third parties for certain of its raw material supplies. Although alternative sources of raw materials exist, the Company may not continue to be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources when its existing supply agreements expire. In addition, the Company in the past and may in the future experience interruptions or limitations in the supply of raw materials, which would increase its product costs and could have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2006.

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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 25, 2006. Those risk factors could materially affect the Company’s business, financial condition and future results and should be carefully considered. Additional risks and uncertainties not currently known to management or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended September 24, 2006:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
06/26/06 — 7/25/06	—	—	—	6,807,241

7/26/06 — 8/25/06	—	—	—	6,807,241

8/26/06 — 9/24/06	—	—	—	6,807,241

Total	—	—	—

On April 25, 2003, the Company announced that its Board of Directors had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. Consequently, only 600 shares were repurchased by the Company during the quarter ended September 26, 2004 under the repurchase program, and there is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.
Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits
3.1	Certificate of Change to the Certificate of Incorporation of Unifi, Inc., incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 25, 2006.
10.1	*Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective July 25, 2006, incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2006.
10.2	*Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective July 25, 2006, incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 25, 2006.
10.3	*Employment Agreement between Unifi, Inc. and William M. Lowe, Jr., effective July 25, 2006, incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 25, 2006.
10.4	*Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006, incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 25, 2006.
10.5	*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan, incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 25, 2006.
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
• Indicates a management contract or compensatory plan

UNIFI, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: November 3, 2006	/s/ WILLIAM M. LOWE, JR.

William M. Lowe, Jr.
Vice President, Chief Operating Officer and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)