Form 10-Q
period 2006-12-24
UNIFI INC
filed 2007-02-02
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of February 1, 2007 was 60,541,800.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended December 24, 2006

Part. 1 Financial Information
Item. 1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets

	December 24,	June 25,
	2006	2006
	(Unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,612	$35,317
Receivables, net	77,486	93,236
Inventories	115,386	116,018
Deferred income taxes	11,982	11,739
Assets held for sale	15,419	15,419
Other current assets	11,287	9,229

Total current assets	267,172	280,958

Property, plant and equipment	911,953	916,337
Less accumulated depreciation	(692,492)	(676,641)

	219,461	239,696
Investments in unconsolidated affiliates	184,210	190,217
Other noncurrent assets	22,766	21,766

Total assets	$693,609	$732,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,518	$68,916
Accrued expenses	18,569	23,869
Income taxes payable	373	2,303
Current maturities of long-term debt and other current liabilities	8,056	6,330

Total current liabilities	87,516	101,418

Long-term debt and other liabilities	203,691	202,405
Deferred income taxes	44,159	45,861
Commitments and contingencies Shareholders’ equity:
Common stock	5,220	5,220
Capital in excess of par value	2,167	929
Retained earnings	354,487	382,082
Accumulated other comprehensive loss	(3,631)	(5,278)

	358,243	382,953

Total liabilities and shareholders’ equity	$693,609	$732,637

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Six-Months Ended
	Dec. 24,	Dec. 25,	Dec. 24,	Dec. 25,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)

Net sales	$156,895	$191,117	$326,839	$374,219
Cost of sales	154,275	181,747	315,179	356,446
Selling, general & administrative expenses	10,388	10,461	21,677	20,948
Provision (recovery) for bad debts	(1,012)	604	598	1,131
Interest expense	6,111	4,681	12,176	9,457
Interest income	(1,066)	(2,189)	(1,510)	(3,470)
Other (income) expense, net	236	303	(243)	(549)
Equity in (earnings) losses of unconsolidated affiliates	2,876	(18)	4,825	(1,842)
Write down of long-lived assets	2,002	—	3,202	1,500
Restructuring charges	—	—	—	29

Loss from continuing operations before income taxes and extraordinary item	(16,915)	(4,472)	(29,065)	(9,431)
Benefit for income taxes	(540)	(1,079)	(1,673)	(1,231)

Loss from continuing operations before extraordinary item	(16,375)	(3,393)	(27,392)	(8,200)
Income (loss) from discontinued operations — net of tax	(167)	(583)	(203)	1,346
Extraordinary gain — net of taxes of $0	—	208	—	—

Net loss	$(16,542)	$(3,768)	$(27,595)	$(6,854)

Earnings (losses) per common share (basic and diluted):
Net loss — continuing operations	$(.32)	$(.06)	$(.53)	$(.16)
Net income (loss) — discontinued operations	—	(.01)	—	.03
Extraordinary gain	—	—	—	—

Net loss — basic and diluted	$(.32)	$(.07)	$(.53)	$(.13)

Weighted average outstanding shares of common stock (basic and diluted)	52,198	52,127	52,198	52,127
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Six-Months Ended
	December 24,	December 25,
	2006	2005
Cash and cash equivalents at the beginning of period	$35,317	$105,621
Operating activities:
Net loss	(27,595)	(6,854)
Adjustments to reconcile net loss to net cash provided by
continuing operating activities:
(Income) loss from discontinued operations	203	(1,346)
Net (earnings) losses of unconsolidated equity affiliates, net of distributions	4,825	288
Depreciation	21,449	24,688
Amortization	557	642
Stock based compensation	1,238	289
Net (gain) loss on asset sales	241	(365)
Non-cash write down of long-lived assets	3,202	1,500
Non-cash portion of restructuring charges	—	29
Deferred income tax	(1,945)	(2,533)
Provision for bad debt	598	1,131
Split dollar life insurance proceeds, net	—	983
Other	20	(1,275)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	1,357	443

Net cash provided by continuing operating activities	4,150	17,620

Investing activities:
Capital expenditures	(3,341)	(7,614)
Acquisition	(393)	(30,388)
Investment of foreign restricted assets	—	158
Collection of notes receivable	734	236
Change in restricted cash	—	2,766
Proceeds from sale of capital assets	30	2,376
Return of capital from equity affiliates	229	—
Split dollar life insurance premiums	(166)	—
Other	(362)	(210)

Net cash used in investing activities	(3,269)	(32,676)

Financing activities:
Payment of long-term debt	(290)	(24,407)
Other	(309)	40

Net cash used in financing activities	(599)	(24,367)

Cash flows of discontinued operations:
Operating cash flow	(50)	(4,640)
Investing cash flow	—	23,062

Net cash provided by (used in) discontinued operations	(50)	18,422
Effect of exchange rate changes on cash and cash equivalents	63	399

Net increase (decrease) in cash and cash equivalents	295	(20,602)

Cash and cash equivalents at end of period	$35,612	$85,019

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet at June 25, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 25, 2006, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 24, 2006, and the results of operations and cash flows for the periods ended December 24, 2006 and December 25, 2005. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 25, 2006. Certain prior year amounts have been reclassified to conform to the current presentation.

The significant accounting policies followed by the Company are presented on pages 57 to 62 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006. These policies have not changed from the disclosure in that report.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	December 24,	June 25,
	2006	2006
Raw materials and supplies	$52,210	$48,594
Work in process	6,204	10,144
Finished goods	56,972	57,280

	$115,386	$116,018

3.	Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	December 24,	June 25,
	2006	2006
Payroll and fringe benefits	$6,785	$11,112
Severance	216	576
Interest	2,608	1,984
Property taxes	48	1,722
Accrued utilities	4,331	3,225
Other	4,581	5,250

	$18,569	$23,869

4.	Income Taxes

The Company’s income tax benefit for the quarter ended December 24, 2006 resulted in an effective tax rate of 3.0% compared to a 24.1% benefit for the quarter ended December 25, 2005. The Company’s income tax benefit for the year-to-date period ended December 24, 2006 resulted in an effective tax rate of 5.8% compared to a 13.0% benefit for the year-to-date period ended December 25, 2005. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter and year-to-date period ended December 24, 2006 were due to losses from certain foreign operations taxed at a lower effective rate and increases in the valuation allowance for North Carolina income tax credit carryforwards and capital losses.

Deferred income taxes have been provided to account for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against deferred tax assets for North Carolina income tax credit carryforwards and capital losses. The valuation allowance had a net increase of $5.1 million for both the quarter and year-to-date period ended December 24, 2006 compared to increases of $0.1 million and $0.4 million for the quarter and year-to-date period ended December 25, 2005, respectively. The increases for the quarter and year-to-date period ended December 24, 2006 resulted from lower estimates of future utilization of North Carolina income tax credit carryforwards as well as a complete offset of deductible temporary differences with respect to certain capital losses.

5.	Comprehensive Income/Loss

Comprehensive losses amounted to $15.2 million and $25.9 million for the second quarter and year-to-date periods of fiscal year 2007, respectively, compared to a comprehensive loss of $7.1 million for the second quarter and comprehensive income of $1.0 million for the year-to-date periods of fiscal year 2006. Comprehensive losses were comprised of net losses of $16.5 million and $27.6 million for the current second quarter and year-to-date periods of fiscal year 2007, respectively, and foreign translation gains of $1.3 million and $1.7 million, respectively. Comparatively, comprehensive income and loss for the corresponding periods in the prior year were derived from net losses of $3.7 million and $6.8 million, and foreign translation losses of $3.4 million and gains of $7.8 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” The pronouncement creates a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of the first day of fiscal year 2008 and it has not determined the impact of FIN 48 on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS No. 87, “Employers” Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statements of operations. SFAS No.

158 requires companies to recognize a net asset or liability with an offset to equity relating to post retirement obligations. This aspect of SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company currently does not expect that SFAS No. 158 will have a material effect on its consolidated balance sheet.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for measuring the fair value of assets and liabilities and is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 157 it has not determined the impact it will have on its results of operations or financial condition.

7.	Segment Disclosures

The following is the Company’s selected segment information for the quarters and six-month periods ended December 24, 2006 and December 25, 2005 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended December 24, 2006:
Net sales to external customers	$118,507	$38,388	$156,895
Intersegment net sales	1,485	1,268	2,753
Write down of long-lived assets	2,002	—	2,002
Segment operating loss	(8,940)	(830)	(9,770)
Total assets	337,251	119,497	456,748

Quarter ended December 25, 2005:
Net sales to external customers	$146,789	$44,328	$191,117
Intersegment net sales	1,076	1,227	2,303
Segment operating loss	(279)	(812)	(1,091)
Total assets	375,716	134,900	510,616
The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	December 24,	December 25,
	2006	2005
Reconciliation of segment operating loss to net loss from continuing operations before income taxes and extraordinary item:
Reportable segments operating loss	$(9,770)	$(1,091)
Provision (recovery) for bad debts	(1,012)	604
Interest expense, net	5,045	2,492
Other (income) expense, net	236	303
Equity in (earnings) losses of unconsolidated affiliates	2,876	(18)

Loss from continuing operations before income taxes and extraordinary item	$(16,915)	$(4,472)

	Polyester	Nylon	Total
Six-Months ended December 24, 2006:
Net sales to external customers	$248,978	$77,861	$326,839
Intersegment net sales	3,914	3,096	7,010
Write down of long-lived assets	2,002	—	2,002
Segment operating loss	(10,619)	(1,400)	(12,019)

Six-Months ended December 25, 2005:
Net sales to external customers	$280,957	$93,262	$374,219
Intersegment net sales	2,756	2,406	5,162
Write down of long-lived assets	—	1,500	1,500
Restructuring charges (recovery)	47	(18)	29
Segment operating loss	(1,475)	(3,229)	(4,704)
The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Six-Months Ended
	December 24,	December 25,
	2006	2005
Reconciliation of segment operating loss to net loss from continuing operations before income taxes and extraordinary item:
Reportable segments operating loss	$(12,019)	$(4,704)
Provision for bad debts	598	1,131
Interest expense, net	10,666	5,987
Other (income) expense, net	(243)	(549)
Equity in (earnings) losses of unconsolidated affiliates	4,825	(1,842)
Write down of long-lived assets	1,200	—

Loss from continuing operations before income taxes and extraordinary item	$(29,065)	$(9,431)

For purposes of internal management reporting, segment operating loss represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. Intersegment sales of the Company’s polyester partially orientated yarn (“POY”) business are recorded at market value whereas all other intersegment sales are recorded at cost.

The primary differences between the segmented financial information of the operating segment as reported to management and the Company’s consolidated reporting relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, an d certain unallocated selling, general and administrative expenses.

Fiber costs of the Company’s domestic operating divisions are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (“LIFO”) method, an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating loss excluded the recovery for bad debts of $1.0 million and a provision of $0.6 million for the current and prior year second quarter periods, respectively, and a provision of $0.6 million and $1.1 million for the current and prior year-to-date periods, respectively.

The total assets for the polyester segment decreased from $359.2 million at June 25, 2006 to $337.3 million at December 24, 2006 due primarily to decreases in accounts receivable, fixed assets, inventory, and deferred taxes of $11.5 million, $10.2 million, $2.3 million, and $0.1 million, respectively. These decreases were offset by increases in other current assets, other assets, and cash of $1.2 million, $0.9 million, and $0.1 million, respectively. The total assets for the nylon segment decreased from $128.2 million at June 25, 2006 to $119.5 million at December 24, 2006 due primarily to decreases in fixed assets and accounts receivable of $6.9 million and $3.9 million, respectively. These decreases were offset by increases in inventory, cash, deferred income taxes, and other current assets of $1.5 million, $0.2 million, $0.2 million, and $0.2 million, respectively.
8.	Stock-Based Compensation

During the fourth quarter of fiscal year 2006, the Board authorized the issuance of one hundred fifty thousand stock options from the 1999 Long-Term Incentive Plan. During the first half of fiscal year 2005, the Board authorized the issuance of approximately 2.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options granted in fiscal years 2006 and 2005 vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

During the first quarter of fiscal year 2007, the Board authorized the issuance of approximately 1.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. With the exception of the immediate vesting of three hundred thousand stock options granted to the CEO, the remaining stock options vests in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant. As a result of these grants, the Company incurred $0.2 million in the second quarter and $1.2 million for the year-to-date period in stock-based compensation charges which were recorded as selling, general and administrative expense with the offset to additional paid-in-capital.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is February 2007.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 24,	June 25,
	2006	2006
Foreign currency purchase contracts:
Notional amount	$916	$526
Fair value	925	535

Net (gain) loss	$(9)	$(9)

Foreign currency sales contracts:
Notional amount	$611	$833
Fair value	423	878

Net (gain) loss	$(188)	$45

For the quarters ended December 24, 2006 and December 25, 2005, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in a pre-tax income of $0.1 million and $0.0, respectively. For the year-to-date periods ended December 24, 2006 and December 25, 2005, the total impact of foreign currency related items was pre-tax income of $0.1 million and pre-tax loss of $0.1 million, respectively.

10.	Investments in Unconsolidated Affiliates

On June 10, 2005, Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”) to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. For the quarter and year-to-date periods ended December 24, 2006, the Company recognized net equity losses relating to YUFI of $2.1 million and $3.6 million, respectively, compared to a net equity loss of $1.0 million for the quarter ended December 25, 2005. Since YUFI reports its financial results on a one month lag, and given the date of the joint venture transaction, the December 25, 2005 year-to-date net equity loss of $1.1 million is not comparable. The Company also records revenues from the joint venture under a licensing agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. For the quarter and year-to-date periods ended December 24, 2006, the Company recorded $0.4 million and $0.8 million, respectively, in revenues from the licensing agreement. In addition, the Company recognized $1.0 million and $2.1 million in operating expenses for the second quarter and year-to-date periods of fiscal year 2007, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations. These expenses are directly related to providing technological support in accordance with the JV Contract.

In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 11 manufacturing facilities primarily located in central and western North Carolina. During the second quarter and year-to-date periods ended December 24, 2006, the Company had equity losses relating to PAL of $0.6 million and $0.9 million, respectively, compared to earnings of $1.2 million and $3.3 million for the corresponding periods in the prior year. PAL has paid the Company $0.2 million in accumulated distributions during fiscal year 2007.

In September 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina which is owned by the Company. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas. The Company has a put right under the USTF operating agreement to sell its entire interest in the joint venture at fair market value and the related Stoneville, North Carolina manufacturing facility for $3.0 million in cash to SANS Fibres. Per the agreement, after December 31, 2006, the Company must give one year’s prior written notice of its election to exercise the put option. SANS Fibres has a call right upon the same terms as the Company’s put right. See Footnote 18, “Subsequent Events” for further discussions of USTF.

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

Condensed balance sheet information as of December 24, 2006, and income statement information for the quarter and year-to-date periods ended December 24, 2006, of the combined unconsolidated equity affiliates was as follows (amounts in thousands):

As of
December 24, 2006

Current assets	$153,142
Noncurrent assets	201,233
Current liabilities	45,839
Noncurrent liabilities	12,212
Shareholders’ equity and capital accounts	296,324

	For the Quarter Ended	For the Six-Months Ended
	December 24, 2006	December 24, 2006

Net sales	$138,170	$295,357
Gross profit	559	2,018
Loss from operations	(5,058)	(8,956)
Net loss	(6,363)	(10,759)
11.	Severance and Restructuring Charges

On April 20, 2006, the Company re-organized its domestic business operations, and as a result, recorded a restructuring charge for severance of approximately $0.8 million in the fourth quarter of fiscal year 2006. Approximately 45 management level salaried employees were affected by this reorganization.

Accrued restructuring relates to lease costs associated with the closure of a facility in Altamahaw, North Carolina. The lease payments are due on a quarterly basis with a final balloon payment due May 2008.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the year-to-date period ended December 24, 2006 (amounts in thousands):

	Balance at				Balance at
	June 25, 2006	Charges	Adjustments	Amounts Used	December 24, 2006

Accrued severance	$576	$—	$138	$(497)	$217

Accrued restructuring	$3,550	$—	$116	$(498)	$3,168
12.	Impairment Charges

In November 2006, the Company’s Brazilian operation decided to modernize its facilities by replacing ten of its older machines with newer machines purchased from the domestic polyester division. These machine purchases will allow the Brazilian facility to produce tailor made products at higher speeds resulting in lower costs and increased competitiveness. In connection with the preparation of the financial statements included in this report, the Company concluded that it was required to recognize a $2.0 million impairment charge on the older machines in the second quarter ended December 24, 2006. The impairment charge is related to the book value of the machines and the related dismantling and removal costs.

On October 26, 2006 the Company announced its intent to sell a manufacturing facility that the Company had leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company evaluated the recoverability of the long-lived asset and determined that the carrying amount of the property exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $1.2 million during the first quarter of fiscal year 2007, which included $0.1 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs.

During the quarter ended September 25, 2005 management decided to consolidate its domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant 1 in Mayodan, North Carolina and moving its operations and offices to Plant 3 in Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. As a part of the consolidation plan, three nylon facilities were vacated and classified as held for sale later in fiscal year 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facility’s carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal year 2006 which included $0.2 million of estimated selling costs.

13.	Assets Held for Sale

The Company announced in the quarter ended September 25, 2005 that the nylon division decided to consolidate its operating facilities in Mayodan and Madison, North Carolina. As a result, Plant 1, Plant 5, Plant 7, and the central distribution center (the “CDC”) were completely vacated as of March 2006 and listed for sale. In addition, unrelated to the nylon restructuring plan, the Company decided to market other properties in Yadkinville, North Carolina and Staunton, Virginia as well as related idle machinery and equipment. The listing contract for real property was signed in December 2005 and was extended to expire in June 2007. The sale of the CDC and the Staunton, Virginia properties closed in the fourth quarter of fiscal year 2006.

The following table summarizes by category assets held for sale (amounts in thousands):

	December 24,	June 25,
	2006	2006

Land	$612	$612
Building	10,052	10,052
Machinery and equipment	4,238	4,238
Leasehold improvements	517	517

	$15,419	$15,419

14.	Retirement Plan

The Company’s subsidiary in Ireland had a defined benefit plan (the “DB Plan”) that covered substantially all of its employees and was funded by both employer and employee contributions. The DB Plan provided defined retirement benefits based on years of service and the highest three year average of earnings over the ten year period preceding retirement. During the first quarter of fiscal year 2005, the Company announced plans to close its operations in Europe (the “European Division”), and as a result, recognized a previously unrecognized net actuarial loss of $9.4 million. As of June 26, 2005, the subsidiary had terminated substantially all of its employees. During fiscal year 2006, the Company’s Irish subsidiary made its final contribution of $6.1 million to the DB Plan and the remaining accumulated benefit obligation of $32.5 million was paid in full through the purchase of annuity contracts for all of the European Division participants in the DB Plan. See Note 16 “Discontinued Operations” for further discussion of the closure.

The net periodic pension expense recognized in the second quarter and six-month period of fiscal years 2007 and 2006 is as follows (amounts in thousands):

	For the Quarters Ended		For the Six-Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
Pension expense:
Service cost	$—	$—	$—	$—
Interest costs	—	596	—	1,208
Expected return on plan assets	—	(596)	—	(1,208)
Plan curtailment	—	—	—	—

Net periodic pension expense	$—	$—	$—	$—

15.	Long-Term Debt

In May 2006, the Company amended its asset-based revolving credit facility with a senior secured asset-based revolving credit facility (the “Amended Credit Agreement”) to provide a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity from 2006 to 2011, and to revise some of its other terms and covenants. The Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing its 11.5% senior secured notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

As of December 24, 2006, the Company had no outstanding borrowings and had availability of approximately $82.8 million under the terms of the Amended Credit Agreement. Borrowings under the amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at December 24, 2006, was 6.6%. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base.

The Amended Credit Agreement contains affirmative and negative customary covenants for asset based loans that restrict future borrowings and capital spending. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of our capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on our property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. As of December 24, 2006, the Company was in compliance with the loan covenants.

On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes (“2014 notes”) which mature on May 15, 2014. These notes were issued to substantially replace $250 million of senior, unsecured debt securities that were due February 2008. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under the Company’s Amended Credit Agreement on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the notes and guarantees on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offering. The estimated fair value of the 2014 notes, based on quoted market prices, at December 24, 2006 and June 25, 2006, was approximately $172.0 million and $182.4 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth business day of November and May.

16.	Discontinued Operations

On July 28, 2005, the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management’s plan to exit the business was successfully completed resulting in the reclassification of the segment’s losses as discontinued operations for all periods presented.

On July 28, 2004, the Company announced its decision to close its European Division. The manufacturing facilities in Ireland ceased operations on October 31, 2004. The Company is in the process of settling its final obligations at this time.

Results of operations for the sourcing segment and European Division for the second quarter and year-to-date periods of fiscal years 2007 and 2006 are as follows (amounts in thousands):

	For the Quarters Ended		For the Six-Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
Net sales	$—	$—	$—	$—

Income (loss) from discontinued operations before income taxes	(167)	(583)	(203)	1,346
Income tax expense	—	—	—	—

Net income (loss) from discontinued operations, net of tax	$(167)	$(583)	$(203)	$1,346

17.	Commitments and Contingencies

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

Effective January 1, 2007, Unifi Manufacturing, Inc. (“UMI”), one of the Company’s wholly owned subsidiaries, completed its acquisition of certain assets and assumed certain liabilities from Dillon Yarn Corporation (“Dillon”), related to or used in Dillon’s textured nylon and polyester yarn businesses. The aggregate consideration paid in connection with the Dillon acquisition was $62.6 million; consisting of a combination of $42.1 million in cash, and 8.3 million shares of the Company’s common stock valued at $20.5 million.

On January 2, 2007, the Company borrowed $43.0 million under the Amended Credit Agreement to finance the purchase of the Dillon assets located in Dillon, South Carolina. The borrowings were derived from two separate LIBOR rate revolving loans; a $15.0 million, 6.576%, thirty day loan and a $28.0 million, 6.596%, 60 day loan. The Company intends to renew the loans as they come due reducing the outstanding borrowings as cash generated from operations becomes available.

On January 2, 2007, the Company notified SANS Fibres that it was exercising its put right to sell its interest in the joint venture. Negotiations to determine an agreeable price for the Company’s interest in the joint venture will begin during the Company’s third quarter of fiscal year 2007 with an anticipated transaction completion date in the third quarter of fiscal year 2008. The Company does not expect to report a material gain or loss on the transaction.

19.	Condensed Consolidated Guarantor and Non-Guarantor Financial Statements

The guarantor subsidiaries presented below represent the Company’s subsidiaries that are subject to the terms and conditions outlined in the indenture governing the Company’s issuance of 2014 notes and the guarantees, jointly and severally, on a senior secured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries which do not guarantee the notes. Each subsidiary guarantor is 100% owned, directly or indirectly, by Unifi, Inc. and all guarantees are full and unconditional.

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries of the 2014 notes is presented below.

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Information as of December 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,141	$2,252	$11,219	$—	$35,612
Receivables, net	—	60,458	17,028	—	77,486
Inventories	—	84,646	30,740	—	115,386
Deferred income taxes	—	10,043	1,939	—	11,982
Assets held for sale	—	15,419	—	—	15,419
Other current assets	—	3,204	8,083	—	11,287

Total current assets	22,141	176,022	69,009	—	267,172

Property, plant and equipment	11,806	843,803	56,344	—	911,953
Less accumulated depreciation	(1,697)	(652,274)	(38,521)	—	(692,492)

	10,109	191,529	17,823	—	219,461
Investments in unconsolidated affiliates	—	156,182	28,028	—	184,210
Investments in consolidated subsidiaries	428,486	—	—	(428,486)	—
Other noncurrent assets	64,679	4,331	8,991	(55,235)	22,766

	$525,415	$528,064	$123,851	$(483,721)	$693,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$759	$51,977	$7,782	$—	$60,518
Accrued expenses	2,753	12,674	3,142	—	18,569
Income taxes payable (receivable)	(11,423)	10,571	1,225	—	373
Current maturities of long-term debt and other current liabilities	—	292	7,764	—	8,056

Total current liabilities	(7,911)	75,514	19,913	—	87,516

Long-term debt and other liabilities	191,273	54,619	13,034	(55,235)	203,691
Deferred income taxes	(16,190)	59,130	1,219	—	44,159
Shareholders’/ invested equity	358,243	338,801	89,685	(428,486)	358,243

	$525,415	$528,064	$123,851	$(483,721)	$693,609

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Balance Sheet Information as of June 25, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,992	$1,392	$10,933	$—	$35,317
Receivables, net	1	72,332	20,903	—	93,236
Inventories	—	91,840	24,178	—	116,018
Deferred income taxes	—	10,473	1,266	—	11,739
Assets held for sale	—	15,419	—	—	15,419
Other current assets	—	2,558	6,671	—	9,229

Total current assets	22,993	194,014	63,951	—	280,958

Property, plant and equipment	11,806	848,068	56,463	—	916,337
Less accumulated depreciation	(1,553)	(637,487)	(37,601)	—	(676,641)

	10,253	210,581	18,862	—	239,696
Investments in unconsolidated affiliates	—	157,741	32,476	—	190,217
Investments in consolidated subsidiaries	450,655	—	—	(450,655)	—
Other noncurrent assets	65,713	8,116	8,223	(60,286)	21,766

	$549,614	$570,452	$123,512	$(510,941)	$732,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$1,698	$57,315	$9,903	$—	$68,916
Accrued expenses	2,202	18,011	3,656	—	23,869
Income taxes payable (receivable)	(10,046)	11,004	1,345	—	2,303
Current maturities of long-term debt and other current liabilities	—	290	6,040	—	6,330

Total current liabilities	(6,146)	86,620	20,944	—	101,418

Long-term debt and other liabilities	191,273	57,557	13,861	(60,286)	202,405
Deferred income taxes	(18,466)	63,380	947	—	45,861
Shareholders’/ invested equity	382,953	362,895	87,760	(450,655)	382,953

	$549,614	$570,452	$123,512	$(510,941)	$732,637

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended December 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$129,432	$27,922	$(459)	$156,895
Cost of sales	—	130,361	24,546	(632)	154,275
Selling, general and administrative expenses	—	8,685	1,631	72	10,388
Provision (recovery) for bad debts	—	(545)	(467)	—	(1,012)
Interest expense	5,938	172	1	—	6,111
Interest income	(168)	—	(898)	—	(1,066)
Other (income) expense, net	(4,335)	3,769	302	500	236
Equity in (earnings) losses of unconsolidated affiliates	—	395	2,581	(100)	2,876
Equity in subsidiaries	16,707	—	—	(16,707)	—
Write down of long-lived assets	—	—	2,002	—	2,002

Income (loss) from continuing operations before income taxes	(18,142)	(13,405)	(1,776)	16,408	(16,915)
Provision (benefit) for income taxes	(1,600)	821	239	—	(540)

Income (loss) from continuing operations	(16,542)	(14,226)	(2,015)	16,408	(16,375)
Income (loss) from discontinued operations, net of tax	—	—	(167)	—	(167)

Net income (loss)	$(16,542)	$(14,226)	$(2,182)	$16,408	$(16,542)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended December 25, 2005 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$166,089	$25,977	$(949)	$191,117
Cost of sales	—	158,953	23,584	(790)	181,747
Selling, general and administrative expenses	71	8,977	1,627	(214)	10,461
Provision for bad debts	—	571	33	—	604
Interest expense	4,564	97	20	—	4,681
Interest income	(524)	(27)	(1,638)	—	(2,189)
Other (income) expense, net	(4,896)	4,179	969	51	303
Equity in (earnings) losses of unconsolidated affiliates	—	(1,306)	1,288	—	(18)
Equity in subsidiaries	4,172	—	—	(4,172)	—

Income (loss) from continuing operations before income taxes	(3,387)	(5,355)	94	4,176	(4,472)
Provision (benefit) for income taxes	381	(2,005)	545	—	(1,079)

Income (loss) from continuing operations	(3,768)	(3,350)	(451)	4,176	(3,393)
Income (loss) from discontinued operations, net of tax	—	(313)	(270)	—	(583)
Extraordinary gain (loss) — net of taxes of $0	—	208	—	—	208

Net income (loss)	$(3,768)	$(3,455)	$(721)	$4,176	$(3,768)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Six-Months Ended December 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$268,957	$59,263	$(1,381)	$326,839
Cost of sales	—	264,848	51,693	(1,362)	315,179
Selling, general and administrative expenses	—	18,607	3,152	(82)	21,677
Provision (recovery) for bad debts	—	543	55	—	598
Interest expense	11,867	308	1	—	12,176
Interest income	(272)	—	(1,238)	—	(1,510)
Other (income) expense, net	(8,723)	7,839	(106)	747	(243)
Equity in (earnings) losses of unconsolidated affiliates	—	506	4,563	(244)	4,825
Equity in subsidiaries	23,816	—	—	(23,816)	—
Write down of long-lived assets	—	1,200	2,002	—	3,202

Income (loss) from continuing operations before income taxes	(26,688)	(24,894)	(859)	23,376	(29,065)
Provision (benefit) for income taxes	907	(3,819)	1,239	—	(1,673)

Income (loss) from continuing operations	(27,595)	(21,075)	(2,098)	23,376	(27,392)
Income (loss) from discontinued operations, net of tax	—	—	(203)	—	(203)

Net income (loss)	$(27,595)	$(21,075)	$(2,301)	$23,376	$(27,595)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Six-Months Ended December 25, 2005 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$325,048	$51,025	$(1,854)	$374,219
Cost of sales	—	309,674	48,348	(1,576)	356,446
Selling, general and administrative expenses	153	18,028	3,138	(371)	20,948
Provision for bad debts	—	1,098	33	—	1,131
Interest expense	9,074	364	19	—	9,457
Interest income	(823)	(92)	(2,555)	—	(3,470)
Other (income) expense, net	(9,246)	8,074	623	—	(549)
Equity in (earnings) losses of unconsolidated affiliates	—	(3,508)	1,746	(80)	(1,842)
Equity in subsidiaries	7,059	—	—	(7,059)	—
Write down of long-lived assets	—	1,500	—	—	1,500
Restructuring charges (recovery)	—	(53)	82	—	29

Income (loss) from continuing operations before income taxes	(6,217)	(10,037)	(409)	7,232	(9,431)
Provision (benefit) for income taxes	637	(3,252)	1,384	—	(1,231)

Income (loss) from continuing operations	(6,854)	(6,785)	(1,793)	7,232	(8,200)
Income (loss) from discontinued operations, net of tax	—	(1,165)	2,511	—	1,346

Net income (loss)	$(6,854)	$(7,950)	$718	$7,232	$(6,854)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Six-Months Ended December 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating	$(610)	$5,254	$(426)	$(68)	$4,150

Investing activities:
Capital expenditures	—	(1,672)	(1,669)	—	(3,341)
Acquisition	—	(393)	—	—	(393)
Collection of notes receivable	234	1,112	(706)	94	734
Proceeds from the sale of capital assets	—	—	30	—	30
Return of capital in equity affiliates	—	229	—	—	229
Split dollar life insurance premiums	(166)	—	—	—	(166)
Other	—	(3,380)	3,021	(3)	(362)

Net cash provided by (used in) investing activities	68	(4,104)	676	91	(3,269)

Financing activities:
Payment of long-term debt	—	(290)	—	—	(290)
Other	(309)	—	—	—	(309)

Net cash used in financing activities	(309)	(290)	—	—	(599)

Cash flows of discontinued operations:
Operating cash flow	—	—	(50)	—	(50)

Net cash used in discontinued operations	—	—	(50)	—	(50)

Effect of exchange rate changes on cash and cash equivalents	—	—	86	(23)	63

Net increase (decrease) in cash and cash equivalents	(851)	860	286	—	295
Cash and cash equivalents at beginning of period	22,992	1,392	10,933	—	35,317

Cash and cash equivalents at end of period	$22,141	$2,252	$11,219	$—	$35,612

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Six-Months Ended December 25, 2005 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating	$27,066	$(11,490)	$2,044	$—	$17,620

Investing activities:
Capital expenditures	—	(6,962)	(652)	—	(7,614)
Investment in equity affiliates	—	(388)	(30,000)	—	(30,388)
Investment of foreign restricted assets	—	—	158	—	158
Collection of notes receivable	248	(5)	(7)	—	236
Proceeds from sale of capital assets	—	2,359	17	—	2,376
Change in restricted cash	—	—	2,766	—	2,766
Other	—	33	(253)	10	(210)

Net cash provided by (used in) investing activities	248	(4,963)	(27,971)	10	(32,676)

Financing activities:
Payment of long term debt	—	(24,407)	—	—	(24,407)
Other	—	21,030	(20,980)	(10)	40

Net cash used in financing activities	—	(3,377)	(20,980)	(10)	(24,367)

Cash flows of discontinued operations:
Operating cash flow	—	721	(5,361)	—	(4,640)
Investing cash flow	—	—	23,062	—	23,062

Net cash provided by discontinued operations	—	721	17,701	—	18,422

Effect of exchange rate changes on cash and cash equivalents	—	1	398	—	399

Net increase (decrease) in cash and cash equivalents	27,314	(19,108)	(28,808)	—	(20,602)
Cash and cash equivalents at beginning of period	35,867	25,272	44,482	—	105,621

Cash and cash equivalents at end of period	$63,181	$6,164	$15,674	$—	$85,019

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
Polyester Segment The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, automotive, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil and the United States, which has the largest operations and number of locations.
Nylon Segment The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in the United States and Colombia.
Sourcing Segment In July 2005, the Company announced its decision to exit the sourcing business, and as of the end of fiscal year 2006 the Company had fully liquidated the business. All periods have been presented as discontinued operations in accordance with generally accepted accounting principles in the United States (“GAAP”).
Recent Developments and Outlook
Although the global textile and apparel industry continues to grow, the North American textile and apparel industry has contracted since 1999, primarily as a result of intense foreign competition in finished goods on the basis of price. This has resulted in ongoing North American domestic overcapacity, many producers moving their operations offshore and the closure of many domestic textile and apparel plants. In addition, due to consumer preference, demand for sheer hosiery products has declined in recent years, which negatively impacts nylon manufacturers. As a result, the contraction in the North American textile and apparel market continues, and the Company expects a similar rate of decline in calendar year 2007 as compared to calendar year 2006, and a lower rate of decline after 2008 as regional manufacturers continue to demand North American manufactured yarn due to duty-free advantage, quick response times, specialized products, and North American retailers expressing their need for a balanced procurement strategy with both global and regional producers.
Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past several years. The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings to shift to more premium value-added products, to take advantage of the free-trade agreements to which the United States is a party and to implement cost saving strategies that will improve its operating efficiencies. The continued viability of the U.S. domestic textile and apparel industry is dependent, to a large extent, on international trade flows and the trade regulatory environment. Historically, all textile and apparel imports have grown at double-digit average annual rates. However, since last year, this growth has slowed down considerably, with current year-to-date imports growing only by low single-digits, indicating a slow-down in the imports. Current imported yarn represents approximately 25% of yarn consumption in the U.S according to industry experts.
The increased demand for xylenes by the U.S. gasoline-supply chain and tight global supply of paraxylene continued to put pressure on raw materials pricing throughout the first quarter fiscal year 2007 and forced yarn prices up around the world. Polyester raw material prices in the U.S. rose to above post-Hurricane Katrina levels during the first quarter, and prices increased to a fifteen-year high in the month of September 2006. The rising cost of raw materials also resulted in approximately $1.5 million in unexpected LIFO charges. Although the Company has been successful in passing through price increases on its products, volumes slowed in the U.S. and China during this period as many fabric mills resisted the increases and subsequently reduced orders by working off inventories.
Raw material prices softened during the second quarter of fiscal year 2007. With the end of the U.S. summer driving season, the decline in oil prices, and the easing of the supply of paraxylene, raw material prices declined by 11% compared to the same prior year quarter. Although industry experts expect prices to remain stable during the third quarter of fiscal year 2007, the price of paraxylene is expected to increase over the 2007 summer driving season.
Effective January 1, 2007, Unifi Manufacturing Inc. (“UMI”), one of the Company’s wholly owned subsidiaries, completed its acquisition of certain assets and assumed certain liabilities from Dillon Yarn Corporation (“Dillon”), related to or used in Dillon’s textured nylon and polyester yarn businesses. The aggregate consideration paid in connection with the Dillon acquisition was $62.6 million; consisting of a combination of $42.1 million in cash, and 8.3 million shares of the Company’s common stock valued at $20.5 million.
On January 2, 2007, the Company notified SANS Fibres that it was exercising its put right to sell its interest in the joint venture. Negotiations to determine an agreeable price for the Company’s interest in the joint venture will begin during the Company’s third quarter of fiscal year 2007 with an anticipated transaction completion date in the third quarter of fiscal year 2008. The Company does not expect to report a material gain or loss on the transaction.
Key Performance Indicators
The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume, which is an indicator of demand;

•	margins, which are indicators of product mix and profitability;

•	net income or loss before interest, taxes, depreciation and amortization (“EBITDA”) and income or loss from discontinued operations, which are indicators of the Company’s ability to pay debt; and

•	working capital of each business unit as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

Corporate
On April 19, 2006, the Board authorized the issuance of one hundred fifty thousand stock options, and on July 26, 2006, the Board authorized the issuance of an additional 1.1 million stock options to certain key employees under the 1999 Long-Term Incentive Plan. The total non-cash charges over the vesting term of the stock options equates to $2.0 million of which $1.0 million was charged as stock-based compensation during the quarter ended September 24, 2006 and $0.1 million was charged as stock-based compensation during the quarter ended June 25, 2006. With the exception of the immediate vesting of three hundred thousand stock options granted to the CEO in the September 24, 2006 quarter, the remaining stock options vest in three equal installments: the first one-third at the time of each grant, the next one-third on the first anniversary of each grant and the final one-third on the second anniversary of each grant. For the fiscal quarter and year-to-date period ended December 24, 2006, the Company expensed $0.2 million and $1.2 million, respectively in nonvested stock-based compensation.
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”), and as a result, recognized $1.1 million in deferred compensation charges in that quarter. This Plan was established for the purpose of providing supplemental retirement benefits for a small group of management employees. During the quarter ended December 24, 2006, the Company recognized an additional $0.4 million in expense related to the Plan.
On April 20, 2006, the Company re-organized its domestic business operations, and as a result, recorded a restructuring charge for severance of approximately $0.8 million in the fourth quarter of fiscal year 2006. Approximately 45 management level salaried employees were affected by this reorganization.
Accrued restructuring relates to lease costs associated with the closure of a facility in Altamahaw, North Carolina. The lease payments are due on a quarterly basis with a final balloon payment due in May 2008.
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the six months ended December 24, 2006 (amounts in thousands):

	Balance at				Balance at
	June 25, 2006	Charges	Adjustments	Amounts Used	December 24, 2006

Accrued severance	$576	$—	$138	$(497)	$217

Accrued restructuring	$3,550	$—	$116	$(498)	$3,168
Joint Ventures and Other Equity Investments
On June 10, 2005, Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”) to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. For the quarter and year-to-date periods ended December 24, 2006, the Company recognized net equity losses relating to YUFI of $2.1 million and $3.6 million, respectively, compared to a net equity loss of $1.0 million for the quarter ended December 25, 2005. Since YUFI reports its financial results on a one month lag, and given the date of the joint venture transaction, the December 25, 2005 year-to-date net equity loss of $1.1 million is not comparable. The Company also records revenues from the joint venture under a licensing agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. For the quarter and year-to-date periods ended December 24, 2006, the Company recorded $0.4 million and $0.8 million, respectively, in revenues from the licensing agreement. In addition, the Company recognized $1.0 million and $2.1 million in operating expenses for the second quarter and year-to-date periods of fiscal year 2007, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations. These expenses are directly related to providing technological support in accordance with the JV Contract.
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 11 manufacturing facilities primarily located in central and western North Carolina. During the second quarter and year-to-date periods ended December 24, 2006, the Company had equity losses relating to PAL of $0.6 million and $0.9 million, respectively, compared to earnings of $1.2 million and $3.3 million for the corresponding periods in the prior year. PAL has paid the Company $0.2 million in accumulated distributions during fiscal year 2007.
In September 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina which is owned by the Company. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas. The Company has a put right under the USTF operating agreement to sell its entire interest in the joint venture at fair market value and the related Stoneville, North Carolina manufacturing facility for $3.0 million in cash to SANS Fibres. Per the agreement, after December 31, 2006, the Company must give one year’s prior written notice of its election to exercise the put option. On January 2, 2007, the Company notified SANS Fibres that it was exercising its put right to sell its interest in the joint venture. Negotiations to determine an agreeable price for the Company’s interest in the joint venture will occur during the Company’s third quarter of fiscal year 2007 with an anticipated transaction completion date in the first calendar quarter 2008. The Company does not expect to report a material gain or loss on the transaction.
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

Condensed balance sheet information as of December 24, 2006, and income statement information for the quarter and year-to-date periods ended December 24, 2006, of the combined unconsolidated equity affiliates was as follows (amounts in thousands):

As of
December 24, 2006

Current assets	$153,142
Noncurrent assets	201,233
Current liabilities	45,839
Noncurrent liabilities	12,212
Shareholders’ equity and capital accounts	296,324

	For the Quarter Ended	For the Six-Months Ended
	December 24, 2006	December 24, 2006

Net sales	$138,170	$295,357
Gross profit	559	2,018
Loss from operations	(5,058)	(8,956)
Net loss	(6,363)	(10,759)

Review of Second Quarter Fiscal Year 2007 compared to Second Quarter Fiscal Year 2006
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the second fiscal quarters ended December 24, 2006 and December 25, 2005, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	December 24, 2006		December 25, 2005
		% to Total		% to Total	% Change

Net sales
Polyester	$118,507	75.5	$146,789	76.8	(19.3)
Nylon	38,388	24.5	44,328	23.2	(13.4)

Total	$156,895	100.0	$191,117	100.0	(17.9)

		% to Sales		% to Sales

Gross profit
Polyester	$1,199	0.8	$8,020	4.2	(85.1)
Nylon	1,421	0.9	1,350	0.7	5.3

Total	2,620	1.7	9,370	4.9	(72.0)

Selling, general and administrative expenses
Polyester	8,137	5.2	8,299	4.4	(2.0)
Nylon	2,251	1.4	2,162	1.1	4.1

Total	10,388	6.6	10,461	5.5	(0.7)

Write down of long-lived assets
Polyester	2,002	1.3	—	—	—
Nylon	—	—	—	—	—
Corporate	—	—	—	—	—

Total	2,002	1.3	—	—	—
Other (income) expense, net	7,145	4.5	3,381	1.8	111.3

Loss from continuing operations before income taxes and extraordinary item	(16,915)	(10.7)	(4,472)	(2.4)	278.2
Benefit for income taxes	(540)	(0.3)	(1,079)	(0.6)	(50.0)

Loss from continuing operations before extraordinary item	(16,375)	(10.4)	(3,393)	(1.8)	382.6
Loss from discontinued operations, net of tax	(167)	(0.1)	(583)	(0.3)	(71.4)
Extraordinary gain — net of tax of $0	—	—	208	0.1	—

Net loss	$(16,542)	(10.5)	$(3,768)	(2.0)	339.1

As reflected in the tables above, consolidated net sales from continuing operations decreased from $191.1 million to $157.9 million which was attributable to declines in both the polyester and nylon segments in the second quarter of fiscal year 2007. Consolidated unit volume decreased 21.5% for the second quarter of fiscal year 2007, while average net selling prices increased 3.6% for the same period. In December 2006, the Company announced it had experienced a significant volume decline in its commodity based partially oriented yarn or POY starting in September 2006 and continuing through November 2006. Although raw material prices declined in the December 2006 quarter, the loss of volume was attributable to low demand from the retail sector, as certain customers worked down excessive inventories that were built during the summer months.
Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations was $2.6 million for the quarter ended December 24, 2006 compared to $9.4 million for the quarter ended December 25, 2005, and decreased 3.2% as a percentage of net sales. Although selling prices increased for the quarter, gross margins were negatively affected by lower sales volumes resulting in the lower absorption of fixed and allocated manufacturing costs and higher raw material costs from the first quarter passing through costs of goods sold. These factors resulted in a decline in consolidated gross margin on a per pound basis of 64%.
Consolidated selling, general and administrative expenses (“SG&A”) decreased slightly by $0.1 million or 0.7% for the second quarter of fiscal year 2007 as compared to the prior year second quarter, and as a percentage of sales increased 1.1% when compared to the same periods. Domestically, the decrease in SG&A of $0.4 million for the quarter was primarily a result of decreases in salary fringes, legal and audit related professional fees, depreciation expense, and internal development expenses. These decreases were partially offset by increased stock-based compensation and deferred compensation charges. SG&A related to our foreign operations remained consistent with the prior year quarter amounts.
In November 2006, the Company’s Brazilian operation decided to modernize its facilities by replacing ten of its older machines with newer machines purchased from the domestic polyester division. These machine purchases will allow the Brazilian facility to produce tailor made products at higher speeds resulting in lower costs and increased competitiveness. In connection with the preparation of the financial statements included in this report, the Company concluded that it was required to recognize a $2.0 million impairment charge on the older machines in the second quarter ended December 24, 2006. The impairment charge is related to the book value of the machines and the related dismantling and removal costs.
Other (income) expense, net includes equity in (earnings) losses of unconsolidated affiliates, interest expense, interest income, bad debt expense, and restructuring charges. The increased net expenses in the second quarter of fiscal year 2007 were primarily attributable to reductions of income of unconsolidated affiliates of $2.9 million, increased interest expense of $1.4 million, and decreased interest income of $1.1 million offset by decreased bad debt expense of $1.6 million.
As a result of the above items, loss from continuing operations before income taxes increased in the second quarter of fiscal year 2007 as compared to the prior year quarter by $12.4 million.
The Company’s income tax benefit for the quarter ended December 24, 2006 resulted in an effective tax rate of 3.0% compared to a 24.1% benefit for the quarter ended December 25, 2005. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter were losses from certain foreign operations taxed at a lower effective rate and increases in the valuation allowance for North Carolina income tax credit carryforwards and capital losses.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against deferred tax assets for North Carolina income tax credit carryforwards and capital losses. The valuation allowance had a net increase of $5.1 million at December 24, 2006 compared to a net increase of $0.1 million at December 25, 2005. The increase for the quarter resulted from expirations and lower estimates of future utilization of North Carolina income tax credit carryforwards as well as a complete offset of deductible temporary differences with respect to certain capital losses.

On July 28, 2005, the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management’s plan to exit the business was successfully completed resulting in the reclassification of the segment’s losses as discontinued operations for all periods presented.
The loss from discontinued operations for the second quarter of fiscal year 2007 was primarily due to wind up activities associated with the Ireland facility and currency translation adjustments related to all foreign discontinued operations. Comparatively, income from discontinued operations, net of tax for the second quarter of fiscal year 2006 included the same activities with the addition of the sourcing business activities discussed above.
The extraordinary gain in the prior year second quarter was the result of a favorable settlement related to the termination of two warehouse leases in Kinston, North Carolina that were previously reserved at full value. The gain recorded in the prior year second quarter was offset by the loss recorded in the prior year first quarter.
Polyester Operations
Polyester unit volume decreased 21.8% for the second quarter, while average net selling prices increased 2.5% compared to the second quarter of fiscal year 2006. Net sales for the polyester segment for the second quarter of fiscal year 2007 decreased 19.3% as compared to the same quarter in the prior year. This decrease was primarily due to the low demand from the retail sector and reduced orders as certain customers worked down excessive inventories that were built up during the summer months.
Sales in local currency for the Brazilian operation increased 9.3% for the second quarter of fiscal year 2007 compared to the prior year quarter due to an increase in average selling prices of 2.1% and an increase in unit volumes of 7.1%. The movement in currency exchange rates from the prior year to the current year positively impacted the second quarter of fiscal year 2007 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the quarter period were higher by $1.1 million than what sales would have been using prior year currency rates.
Gross profit for the polyester segment in the second quarter decreased $6.8 million from the same prior year period. Although average selling prices increased, the effect of reduced volumes and the prior quarter’s increased raw material prices negatively impacted gross margins on a per pound basis by 81%.
SG&A expenses for the second quarter of fiscal year 2007 were $8.1 million compared to the prior year amount of $8.3 million. The decline was a result of decreases in salary fringes, legal and audit related professional fees, depreciation expense, and internal development expenses which were offset by increased stock-based and deferred compensation charges included in domestic SG&A.
Nylon Operations
Nylon segment volume for the second quarter period of fiscal year 2007 decreased 18.9% compared to the same prior year quarter. While average selling prices increased 5.5%, net sales decreased 13.4%. The decrease in net sales for the second quarter of fiscal year 2007 as compared to the prior year period was primarily due to low market demands.
Gross profit for the nylon segment remained relatively flat compared to the prior year second quarter. The nylon segment was able to maintain its margins with cost reduction efforts, improved product mix and increased selling prices in spite of a notification in January 2007 of $2.0 million in additional energy charges related to a meter that had not been working properly over the past eight months.

SG&A expenses allocated to the nylon segment increased $0.1 million to $2.3 million for the second quarter of fiscal year 2007, compared to the prior year second quarter. However, SG&A expenses as a percentage of nylon net sales were 5.9% for the second quarter of fiscal year 2007 compared to 4.9% for the second quarter of the prior year. The increase in this percentage was a result of lower net sales.
Review of Year-To-Date Fiscal Year 2007 compared to Year-To-Date Fiscal Year 2006
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the year-to-date period ended December 24, 2006 and December 25, 2005, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Six-Months Ended
	December 24, 2006		December 25, 2005
		% to Total		% to Total	% Change
Net sales
Polyester	$248,978	76.2	$280,957	75.1	(11.4)
Nylon	77,861	23.8	93,262	24.9	(16.5)

Total	$326,839	100.0	$374,219	100.0	(12.7)

		% to Sales		% to Sales

Gross profit
Polyester	$8,340	2.6	$15,147	4.0	(44.9)
Nylon	3,320	1.0	2,626	0.7	26.4

Total	11,660	3.6	17,773	4.7	(34.4)

Selling, general and administrative expenses
Polyester	16,957	5.2	16,575	4.4	2.3
Nylon	4,720	1.4	4,373	1.2	7.9

Total	21,677	6.6	20,948	5.6	3.5

Write down of long-lived assets
Polyester	2,002	0.6	—	—	—
Nylon	—	—	1,500	0.4	—
Corporate	1,200	0.4	—	—	—

Total	3,202	1.0	1,500	0.4	113.5

Restructuring charges (recovery)
Polyester	—	—	47	—	—
Nylon	—	—	(18)	—	—

Total	—	—	29	—	—

Other (income) expense, net	15,846	4.8	4,727	1.3	235.2

Loss from continuing operations before income taxes and extraordinary item	(29,065)	(8.8)	(9,431)	(2.6)	208.2
Benefit for income taxes	(1,673)	(0.5)	(1,231)	(0.3)	35.9

Loss from continuing operations before extraordinary item	(27,392)	(8.4)	(8,200)	(2.3)	234.0
Income (loss) from discontinued operations, net of tax	(203)	—	1,346	0.4	(115.1)

Net loss	$(27,595)	(8.4)	$(6,854)	(1.9)	302.6

As reflected in the tables above, consolidated net sales from continuing operations decreased from $374.2 million to $326.8 million which was attributable to declines in both the polyester and nylon segments for the current year-to-date period. Consolidated unit volume decreased 15.7% for the current year-to-date period, while average net selling prices increased 3.0% for the same period. Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations was $11.7 million for current year-to-date period compared to $17.8 million for the prior year-to-date period and decreased 1.1% as a percentage of net sales. On a per pound basis, gross margin declined 22% for the comparable year-to-date periods. The decrease in gross profit for the current year-to-date period was primarily due to the reduced absorption of fixed costs resulting from lower sales volumes and higher raw material prices experienced in the first quarter of fiscal year 2007.
Consolidated selling, general and administrative expenses (“SG&A”) increased $0.7 million or 3.5% for the year-to-date period ended December 24, 2006 as compared to the prior year comparable period and as a percentage of sales increased 1.0% when compared to the same period. Domestically, the increase in SG&A of $0.4 million for the current year-to-date period was primarily a result of increased stock-based compensation and deferred compensation charges. These charges were partially offset by decreases in salary fringes, legal and audit related professional fees, depreciation expense, and internal development expenses. SG&A related to the Company’s foreign operations remained consistent with the prior year-to-date amounts.
On October 26, 2006, the Company announced its intent to sell a manufacturing facility that the Company had leased to a tenant since 1999. As a result of its decision, the Company performed an impairment review and recorded a $1.2 million impairment charge during the first quarter of fiscal year 2007. For further discussion see the “Recent Developments and Outlook” section.
Other (income) expense, net includes equity in (earnings) losses of unconsolidated affiliates, interest expense, interest income, bad debt expense, and restructuring charges. The increased net expenses in the year-to-date period ended December 24, 2006 were primarily attributable to reductions of income of unconsolidated affiliates of $6.7 million, increased interest expense of $2.7 million, decreased interest income of $1.9 million, and decreased other income of $0.3 million offset by decreased bad debt expense of $0.5 million.
As a result of the above items, loss from continuing operations before income taxes increased in the current year-to-date period as compared to the prior year-to-date period by $19.6 million.
The Company’s income tax benefit for the year-to-date period ended December 24, 2006 resulted in an effective tax rate of 5.8% compared to a 13.0% benefit for the year-to-date period ended December 25, 2005. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the year-to-date period ended December 24, 2006 were losses from certain foreign operations taxed at a lower effective rate and increases in the valuation allowance for North Carolina income tax credit carryforwards and capital losses.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against deferred tax assets for North Carolina income tax credit carryforwards and capital assets. The valuation allowance had a net increase of $5.1 million at December 24, 2006 compared to an increase of $0.4 million at December 25, 2005. The increase for the year-to-date period resulted from lower estimates of future utilization of North Carolina income tax credit carryforwards as well as a complete offset of deductible temporary differences with respect to certain capital losses.
The loss from discontinued operations for the current year-to-date period was primarily due to wind up activities associated with the Ireland facility and currency translation adjustments related to all foreign discontinued operations. Comparatively, income from discontinued operations, net of tax for the current year-to-date period ended December 24, 2006 was $1.5 million less than the prior year-to-date period due primarily to the reduction in wind up sales of miscellaneous assets of the Irish facility and the reclassification of the sourcing segment losses to discontinued operations.
Polyester Operations
Polyester unit volume decreased 15.5% for the year-to-date period ended December 24, 2006, while average net selling prices increased 4.1% compared to the prior year-to-date period. The decrease in net sales of $32.0 million for the year-to-date period of fiscal year 2007 as compared to the prior year period was primarily due to lower volumes related to low demands in the domestic textured polyester operations and customer price increases for polyester raw materials.
Sales in local currency for the Brazilian operation increased 14.4% for the year-to-date period ended December 24, 2006 compared to the prior year due to an increase in average selling prices of 2.8% and an increase in unit volumes of 11.3%. The movement in currency exchange rates from the prior year-to-date period to the current year-to-date period positively impacted the current year-to-date period sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the period were $3.3 million higher than what sales would have been using prior year currency rates.
Gross profit for the polyester segment for the year-to-date period ended December 24, 2006 decreased $6.8 million from the same prior year-to-date period. Although selling prices have increased for the comparable year-to-date periods, the increased cost of raw materials coupled with the decline in volumes has eroded margins on a per pound basis by 35%.
SG&A expenses for the year-to-date period ended December 24, 2006 were $17.0 million compared to the prior year-to-date period amount of $16.6 million, an increase of $0.4 million for the polyester segment, compared to consolidated SG&A which increased $0.7 million. SG&A expenses as a percentage of polyester net sales were 6.8% for the current year-to-date period compared to 5.9% for the prior year-to-date period. See discussions on consolidated year-to-date SG&A above. As discussed above, the Company’s Brazilian operation recognized a $2.0 million impairment charge which included the book value of ten abandoned machines and the related dismantling and removal costs.
Nylon Operations
Nylon segment volume for the year-to-date period ended December 24, 2006 decreased 17.3% when compared to the corresponding prior year-to-date period. While average selling prices increased 0.8%, net sales for the nylon segment decreased 16.5%. This decrease was primarily due to low customer demand.
Gross profit for the nylon segment increased $0.7 million to $3.3 million in the current year-to-date period compared to the prior year-to-date period. The increase in gross profit is attributable primarily to cost savings from recent consolidation efforts and an improvement in product mix.
SG&A expenses allocated to the nylon segment increased $0.3 million to $4.7 million for the current year-to-date period compared to the prior year-to-date period. As a percentage of nylon net sales, SG&A expenses were 6.1% in the current year compared to 4.7% in the prior year. See consolidated SG&A for detailed discussions.

During the first quarter of fiscal year 2006, management decided to consolidate the domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant 1 in Mayodan, North Carolina and moving its operations and offices to Plant 3 in Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. As a part of the consolidation plan, three nylon facilities were vacated and classified as held for sale later in fiscal year 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facilities carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal year 2006 which included $0.2 million of estimated selling costs.
Liquidity and Capital Resources
Cash Provided By Continuing Operations
Cash provided by continuing operations was $4.1 million for the year-to-date period ended December 24, 2006, compared to cash provided by continuing operations of $17.6 million for the corresponding period of the prior year. The primary reasons for the $13.5 million decrease in cash from operating activities relate to increased net losses, decreased depreciation and amortization, decreased split dollar life insurance proceeds, and decreased bad debt expenses of $20.7 million, $3.3 million, $1.0 million, and $0.5 million, respectively. These amounts were offset by increased losses on equity affiliates, increased in write downs of long-lived assets, increased losses on discontinued operations, increased other expenses, increased stock based compensation, decreased working capital, decreased deferred taxes and increased losses on asset sales of $4.5 million, $1.7 million, $1.5 million, $1.3 million, $0.9 million, $0.9 million, $0.6 million, and $0.6 million, respectively. All working capital changes have been adjusted to exclude currency translation effects.
The primary reason for the decline in cash from operations relates to the increased net losses. The Company’s net sales, gross profits and net income have declined for the current year-to-date period compared to the prior year-to-date period. Although raw material prices declined during the second quarter of fiscal year 2007, the increased demand for xylenes by the U.S. gasoline-supply chain and tight global supply of paraxylene continued to put pressure on raw materials pricing throughout the first quarter of fiscal year 2007 resulting in reduced contribution margins year-to-date. The Company has been successful in passing through price increases on its products; however, volumes slowed in the U.S. and China during the second quarter as many fabric mills resisted the increases and subsequently reduced orders by working off excess inventories. As a result, cash from operations was negatively impacted as the Company consumed higher-priced inventory on a first-in, first-out basis during the quarter. These declines in volumes and increased raw material pricing significantly reduced the Company’s cash flows from operations.
In early January 2007, the Company surrendered a majority of its split dollar life insurance policies and received $1.7 million in cash.
Cash distributions from equity affiliates declined $0.9 million from $1.1 million to $0.2 million for the current year-to-date period as compared to the prior year-to-date period. The decline in cash distributions was partially attributable to the increased losses from equity affiliates of $6.7 million for the current year-to-date period over the prior year-to-date period primarily relating to PAL.
Working capital cash inflows primarily relate to reductions in trades receivables of $16.0 million and inventories of $1.0 million offset by cash payments for accounts payable and accruals of $13.2 million, income taxes payable of $1.9 million, and prepaid expenses of $0.5 million. The cash used in accounts payable and accruals related to reductions of raw material purchases, payroll, severance, and fringe benefit accruals.

On November 15, 2006 the Company paid the first interest payment on the $190.0 million senior secured notes of $10.9 million compared to $8.1 million made on the $250.0 million senior, unsecured notes during the same prior year-to-date period.
The Company ended the second quarter of fiscal year 2007 with working capital of $179.7 million, which included cash and cash equivalents of $35.6 million, compared to working capital at June 25, 2006 of $179.5 million. The current ratio (current assets/current liabilities) increased from 2.8 as of June 25, 2006 to 3.1 as of December 24, 2006.
Cash Used In Investing and Financing Activities
The Company utilized $3.3 million for net investing activities and $0.6 million in net financing activities during the year-to-date period ended December 24, 2006. The primary cash expenditures for investing and financing activities during this period included $3.3 million for capital expenditures, $0.4 million for acquisition related expenses, $0.4 million for other expenses, $0.3 million of long-term debt payments, $0.3 in payments of bond issuance costs and $0.2 million for net split dollar life insurance premiums for former employees, offset by $0.7 million receipts from notes receivable, and $0.3 million in return of capital from equity affiliates. As of December 24, 2006, the Company is not committed to make any significant capital expenditures, however it expects to spend approximately $12 to $15 million primarily for maintenance capital expenditures and equipment and technology upgrades during the remainder of fiscal year 2007.
The Company believes that cash generated by operations, together with access to its amended revolving credit agreement (the “Amended Credit Agreement”) as described below, will be sufficient to meet all operating and capital needs in the foreseeable future.
Long-Term Debt
In May 2006, the Company amended its asset-based revolving credit facility with a senior secured asset-based revolving credit facility to provide a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity from 2006 to 2011, and to revise some of its other terms and covenants. The Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing its 11.5% senior secured notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.
As of December 24, 2006, the Company had no outstanding borrowings and had availability of approximately $82.8 million under the terms of the Amended Credit Agreement. Borrowings under the amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at December 24, 2006, was 6.6%. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base.
On January 2, 2007, the Company borrowed $43.0 million under the Amended Credit Agreement in connection with its acquisition of Dillon. The borrowings were derived from two separate LIBOR rate revolving loans; a $15.0 million, 6.576%, thirty day loan and a $28.0 million, 6.596%, 60 day loan. The Company intends to renew the loans as they come due reducing the outstanding borrowings as cash generated from operations becomes available.
On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes (“2014 notes”) which mature on May 15, 2014. These notes were issued to substantially replace $250 million of senior, unsecured debt securities that were due February 2008. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under the Company’s Amended Credit Agreement on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the notes and guarantees on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offering. The estimated fair value of the 2014 notes, based on quoted market prices, at December 24, 2006 and June 25, 2006, was approximately $172.0 million and $182.4 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth business day of November and May.
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
The Company is exposed to market risks associated with changes in interest rates, currency fluctuation rates, raw material supplies and inflation which may adversely affect its financial position, results of operations and Condensed Consolidated Statements of Cash Flows. In addition, the Company is also exposed to other risks in the operation of its business.
Interest Rate Risk: The Company is exposed to interest rate risk through its various borrowing activities. Substantially all of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.
Currency Fluctuation Rate Risk: The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchase commitments) and the dates they are settled (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Canadian, Brazilian and other currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is February 2007.
The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 24,	June 25,
	2006	2006
Foreign currency purchase contracts:
Notional amount	$916	$526
Fair value	925	535

Net (gain) loss	$(9)	$(9)

Foreign currency sales contracts:
Notional amount	$611	$833
Fair value	423	878

Net (gain) loss	$(188)	$45

For the quarters ended December 24, 2006 and December 25, 2005, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax income of $0.1 million and $0.0, respectively. For the year-to-date periods ended December 24, 2006 and December 25, 2005, the total impact of foreign currency related items was pre-tax income of $0.1 million and pre-tax loss of $0.1 million, respectively.
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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 24, 2006.

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
Except as stated below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 25, 2006. Those risk factors could materially affect the Company’s business, financial condition and future results and should be carefully considered. Additional risks and uncertainties not currently known to management or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.
The Company may not be able to realize in full all of the benefits that it anticipates from the Dillon acquisition. The value of the Company’s common stock could be affected by its inability to achieve the benefits expected from the Dillon acquisition. Achieving these benefits will depend in part upon meeting the challenges inherent in the successful combination of two businesses, including the possible inability to integrate the operations of Dillon into the Company’s operations. The Company may not be able to meet these challenges, which could have a material adverse effect on its operations following the Dillon acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and (b) are not applicable.
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended December 24, 2006:

			Total Number of	Maximum Number
	Total Number		Shares Purchased as	of Shares that May
	of		Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
09/25/06 — 10/24/06	—	—	—	6,807,241
10/25/06 — 11/24/06	—	—	—	6,807,241
11/25/06 — 12/24/06	—	—	—	6,807,241

Total	—	—	—

On April 25, 2003, the Company announced that its Board of Directors had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase up to 10.0 million shares of its common stock. During fiscal years 2001, 2003, and 2004, the Company repurchased approximately 1.4 million, 1.3 million, and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. There is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
The Shareholders of the Company at their Annual Meeting on the 25th day of October 2006, elected the following directors to serve until the Annual Meeting of the Shareholders in 2007 or until their successors are elected and qualified.

	Votes	Votes
Name of Director	in Favor	Withheld

William J. Armfield, IV	43,183,354	4,197,030
R. Wiley Bourne, Jr.	43,596,281	3,784,103
Charles R. Carter	44,054,250	3,326,134
Sue W. Cole	44,056,844	3,323,540
J. B. Davis	34,538,900	12,841,484
Kenneth G. Langone	46,060,369	1,320,015
Donald F. Orr	38,124,215	9,256,169
Brian R. Parke	43,996,750	3,383,634

Item 5.	Other Information
Not applicable.
Item 6. Exhibits
2.1	Asset Purchase Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, dated as of October 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006).

2.2	Amendment to Asset Purchase Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, dated as of January 1, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2007).

4.1	Registration Rights Agreement between Unifi, Inc. and Dillon Yarn Corporation, dated as of January 1, 2007 (incorporated by reference from Exhibit 7.1 to the Company’s Schedule 13D dated January 2, 2007).

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UNIFI, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
Date: February 2, 2007	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Vice President, Chief Operating Officer and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)