Form 10-K/A
period 2006-06-25
UNIFI INC
filed 2007-03-30
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 25, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-10542
UNIFI, INC.
(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 19109 – 7201 West Friendly Avenue Greensboro, NC (Address of principal executive offices)	27419-9109 (Zip Code)
Registrant’s telephone number, including area code: (336) 294-4410
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
.
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
As of September 5, 2006, the number of shares of the Registrant’s common stock outstanding was 52,208,467
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., held on October 25, 2006, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

Amendment No. 1
Explanatory Note
As required by Rule 3-09(b) of Regulation S-X, Unifi, Inc. (“the Company”) is filing this Form 10-K/A to amend Item 15, Exhibits and Financial Statement Schedules, to include the audited financial statements of Parkdale America, LLC as of December 30, 2006 and for the years ended December 30, 2006, December 31, 2005 and January 1, 2005. The Company has a 34% equity interest in Parkdale America, LLC. Item 15 is also being amended to include reference to the Parkdale America, LLC financial statements and the related report of the entity’s independent certified public accounting firm, and to file the consent of the independent certified public accounting firm related to their opinion contained in this filing and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The following financial statements of the Registrant and reports of independent registered public accounting firm are filed as a part of this Report.

Pages
Management’s Report on Internal Control over Financial Reporting	+
Reports of Independent Registered Public Accounting Firm	+
Consolidated Balance Sheets at June 25, 2006 and June 26, 2005	+
Consolidated Statements of Operations for the Years Ended June 25, 2006, June 26, 2005, and June 27, 2004	+
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive
Income (Loss) for the Years Ended June 25, 2006, June 26, 2005, and June 27, 2004	+
Consolidated Statements of Cash Flows for the Years Ended June 25, 2006, June 26, 2005, and June 27, 2004	+
Notes to Consolidated Financial Statements	+
          2. Financial Statement Schedules

II — Valuation and Qualifying Accounts	+

Parkdale America, LLC Financial Statements as of December 31, 2005 and for the year then ended	+

Parkdale America, LLC Financial Statements as of December 30, 2006 and for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.	7

Yihua Unifi Fibre Industry Company Limited Financial Statements as of May 30, 2006, and for the period from the date of inception August 4, 2005 to May 30, 2006	+
     Schedules other than those above are omitted because they are not required, are not applicable, or the required information is given in the consolidated financial statements or notes thereto.
     With the exception of the information herein expressly incorporated by reference, the Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.
+ Previously filed

     3. Exhibits

Exhibit
Number	Description

3.1(i)(a)	Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference from Exhibit 3a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004). +

3.1(i)(b)	Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

3.1(ii)	Restated By-laws of Unifi, Inc., effective October 22, 2003 (incorporated by reference from Exhibit 3b to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004). +

4.1	Indenture dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. +

4.2	Form of Exchange Note (included as Exhibit A of Exhibit 4.1 of this Registration Statement). +

4.3	Registration Rights Agreement, dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and Lehman Brothers Inc. and Banc of America Securities LLC, as the initial purchasers. +

4.4	Security Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association. +

4.5	Pledge Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association. +

4.6	Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association. +

4.7	Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association. +

4.8	Intercreditor Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto, Bank of America N.A. and U.S. Bank National Association. +

4.9	Amended and Restated Credit Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. +

4.10	Amended and Restated Security Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. +

4.11	Pledge Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. +

4.12	Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. +

4.13	Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. +

Exhibit
Number	Description

10.1	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Manufacturing, Inc. and Bank of America, N.A. +

10.2	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Kinston, LLC and Bank of America, N.A. +

10.3	*Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992 (incorporated by reference from Exhibit 10c to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1993 (Reg. No. 001-10542) filed on September 21, 1993, and included as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 033-53799) filed on May 25, 1994). +

10.4	*Unifi, Inc.’s 1996 Incentive Stock Option Plan (incorporated by reference from Exhibit 10f to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996). +

10.5	*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996). +

10.6	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000). +

10.7	*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.8	*Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.9	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002 (incorporated by reference from Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Reg. No. 001-10542) filed on September 23, 2002). +

10.10	*Employment Agreement between Unifi, Inc. and William M. Lowe, Jr., effective July 25, 2006 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.11	*Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective November 1, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005). +

10.12	*Change of Control Agreement between Unifi, Inc. and Benny Holder, effective November 1, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005). +

10.13	*Change of Control Agreement between Unifi, Inc. and Charles F, McCoy, effective November 1, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005). +

Exhibit
Number	Description

10.14	*Change of Control Agreement between Unifi, Inc. and William M. Lowe, Jr., effective November 1, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005). +

10.15	*Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective July 25, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.16	*Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective July 25, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.17	Chip Supply Agreement, dated March 18, 2005, by and between Unifi Manufacturing, Inc. and Nan Ya Plastics Corp., America (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 18, 2005) (portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).	+

10.18	Equity Joint Venture Contract, dated June 10, 2005, between Sinopec Yizheng Chemical Fibre Company Limited and Unifi Asia Holdings, SRL for the establishment of Yihua Unifi Fibre Industry Company Limited (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 10, 2005). +

14.1	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed as Exhibit (14a) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference. +

14.2	Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed as Exhibit (14b) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference. +

21.1	List of Subsidiaries. +

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm +

23.2	Consent of Ernst & Young Hua Ming, Independent Registered Public Accounting Firm +

23.3	Consent of Grant Thornton LLP, Independent Certified Public Accounting Firm +

23.4	Consent of Grant Thornton LLP, Independent Certified Public Accounting Firm

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
+ Previously filed

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNIFI, Inc.

Date: March 30, 2007	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr. Vice President, Chief Operating Officer and Chief Financial Officer

Financial Statements and Report of
Independent Certified Public Accountants
Parkdale America, LLC
(a limited liability company)
As of December 30, 2006, December 31, 2005, and
January 1, 2005

Parkdale America, LLC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Board of Members of
Parkdale America, LLC:
We have audited the accompanying balance sheets of Parkdale America, LLC (the Company) as of December 30, 2006, and December 31, 2005, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Parkdale America, LLC as of and for the year ended January 1, 2005, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 4, 2005.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC as of December 30, 2006, and December 31, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Charlotte, North Carolina
March 26, 2007

Parkdale America, LLC
Balance Sheets
December 30, 2006, December 31, 2005, and January 1, 2005

	2006	2005	2004
Assets
Current assets:
Cash and cash equivalents	$31,985,000	$11,610,000	$59,116,000
Available-for-sale securities	0	10,000,000	0
Accounts receivable, less allowance of $2,265,000, $2,000,000 and $3,000,000, respectively	62,244,000	57,255,000	57,714,000
Inventories, net	29,105,000	36,665,000	36,287,000
Prepaid expenses and other assets	357,000	2,300,000	1,129,000
Due from affiliates, net	906,000	0	0
Assets held for sale	1,032,000	6,805,000	1,339,000
Derivative instruments, net	539,000	837,000	3,800,000
Notes receivable	83,000	84,000	87,000
Notes receivable from joint venture, current	773,000	1,023,000	0

Total current assets	127,024,000	126,579,000	159,472,000
Property, plant and equipment, net	99,086,000	117,267,000	111,229,000
Investment in joint venture	10,747,000	10,888,000	9,754,000
Intangible assets, net	0	625,000	1,250,000
Notes receivable from joint venture	0	0	3,609,000
Deferred financing costs	277,000	532,000	155,000

	$237,134,000	$255,891,000	$285,469,000

Liabilities and Members’ Equity
Current liabilities:
Cash overdraft	$0	$2,410,000	$0
Trade accounts payable	7,706,000	11,498,000	13,660,000
Accrued expenses	4,935,000	5,623,000	6,147,000
Deferred revenue	0	347,000	0
Due to affiliates, net	0	2,304,000	1,991,000
Current portion of capital lease obligations	1,326,000	1,775,000	1,754,000
Current portion of long-term debt	0	0	32,000,000

Total current liabilities	13,967,000	23,957,000	55,552,000
Capital lease obligations	7,388,000	12,587,000	15,198,000

Total liabilities	21,355,000	36,544,000	70,750,000
Commitments and contingencies
Members’ equity	215,779,000	219,347,000	214,719,000

	$237,134,000	$255,891,000	$285,469,000

The accompanying notes are an integral part of these financial statements

Parkdale America, LLC
Statements of Operations
For the Years Ended December 30, 2006,
December 31, 2005, and January 1, 2005

	2006	2005	2004
Net sales	$432,885,000	$409,136,000	$436,874,000
Cost of goods sold	(416,501,000)	(370,631,000)	(411,998,000)

Gross margin	16,384,000	38,505,000	24,876,000
General and administrative expenses	(14,497,000)	(16,582,000)	(19,037,000)
Impairment of leasehold improvements	0	(5,823,000)	0
Loss on disposals of property, plant and equipment	(215,000)	(647,000)	(221,000)
Amortization of intangible asset	(625,000)	(625,000)	(625,000)

Income from operations	1,047,000	14,828,000	4,993,000
Interest expense	(832,000)	(1,840,000)	(3,670,000)
Interest income	894,000	857,000	1,214,000
Gain (loss) on derivative instruments	87,000	(1,118,000)	(15,904,000)
Earnings from (loss) income of joint venture	(141,000)	1,134,000	1,000,000
(Loss) gain on foreign currency translation	0	(624,000)	1,010,000
Loss on settlement of anti-competitive practices litigation	0	(7,800,000)	0
Loss on extinguishment of debt	0	(2,111,000)	0
Gain on settlement of price fixing matters	0	4,356,000	0
Other income, net	317,000	530,000	16,000

Income (loss) before cumulative effect of change in accounting principle	1,372,000	8,212,000	(11,341,000)
Cumulative effect on prior years (to January 3, 2004) of changing to different method of valuing certain inventories	0	0	1,562,000

Net income (loss)	$1,372,000	$8,212,000	$(9,779,000)

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Statements of Members’ Equity
For the Years Ended December 30, 2006,
December 31, 2005, and January 1, 2005

Balance, January 3, 2004	$253,980,000
Net loss	(9,779,000)
Dividends paid	(29,489,000)
Capital contributions	7,000

Balance, January 1, 2005	214,719,000

Comprehensive income:
Net income	8,212,000
Changes in other comprehensive income	3,051,000

Total comprehensive income	11,263,000

Dividends paid	(6,635,000)

Balance, December 31, 2005	219,347,000

Comprehensive income (loss):
Net income	1,372,000
Changes in other comprehensive income	(2,384,000)

Total comprehensive loss	(1,012,000)

Dividends paid	(2,556,000)

Balance, December 30, 2006	$215,779,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Statements of Cash Flows
For the Years Ended December 30, 2006,
December 31, 2005, and January 1, 2005

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,372,000	$8,212,000	$(9,779,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,276,000	26,454,000	22,066,000
(Gain) loss on disposals of property, plant and equipment	(695,000)	647,000	221,000
Loss on write down of property, plant and equipment	977,000	7,127,000	0
(Gain) loss on derivative instruments	(2,086,000)	6,014,000	7,076,000
Earnings from (loss) income of joint venture	141,000	(1,134,000)	(1,000,000)
Losses on write-downs of inventories	0	0	293,000
Changes in operating assets and liabilities:
Accounts receivable, net	(4,989,000)	459,000	3,815,000
Notes receivable	0	0	1,171,000
Due to affiliates, net	(3,210,000)	313,000	1,536,000
Inventories	7,560,000	910,000	24,569,000
Prepaid expenses and other assets	1,943,000	(1,171,000)	(90,000)
Trade accounts payable	(3,792,000)	(2,162,000)	(564,000)
Accrued expenses	(688,000)	(524,000)	(1,233,000)
Deferred revenue	(347,000)	347,000	0

Net cash provided by operating activities	22,462,000	45,492,000	48,081,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,910,000)	(40,180,000)	(24,955,000)
Purchases of available-for-sale securities	0	(10,000,000)	0
Sale of available-for-sale securities	10,000,000	0	0
Acquisition of certain assets of Delta Apparel, Inc.	0	(11,288,000)	0
Proceeds from disposals of property, plant and equipment	5,186,000	5,462,000	1,552,000
Proceeds from notes receivable from affiliates	250,000	2,586,000	0
Proceeds from notes receivable	1,000	3,000	0

Net cash provided by (used) in investing activities	8,527,000	(53,417,000)	(23,403,000)

Cash flows from financing activities:
Payments on long-term debt	0	(32,000,000)	(8,000,000)
Payments of deferred financing costs	0	(766,000)	0
Dividends paid	(2,556,000)	(6,635,000)	(29,489,000)
Principal payments on capital lease obligations	(5,648,000)	(2,590,000)	(1,640,000)
Cash overdraft	(2,410,000)	2,410,000	0

Net cash used in financing activities	(10,614,000)	(39,581,000)	(39,129,000)

Net increase (decrease) in cash and cash equivalents	20,375,000	(47,506,000)	(14,451,000)
Cash and cash equivalents, beginning of year	11,610,000	59,116,000	73,567,000

Cash and cash equivalents, end of year	$31,985,000	$11,610,000	$59,116,000

Parkdale America, LLC
Statements of Cash Flows
For the Years Ended December 30, 2006,
December 31, 2005, and January 1, 2005

	2006	2005	2004
Supplemental disclosure of cash flow information — Cash paid during the year for interest	$786,000	$3,971,000	$3,488,000

Supplemental disclosures of noncash activities:
Capitalized items included in accounts payable	$0	$220,000	$476,000
Capital contribution	0	0	7,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
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
Fiscal Year
The Company’s fiscal year ends the Saturday nearest to December 31. The Company’s fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005. Each contained 52 weeks.
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
Revenue Recognition
The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Under those rules, revenue should be recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed and determinable and collectibilty is reasonably assured. The Company recognizes revenue when goods are shipped and the title and risk of loss is transferred to the customer.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
Cash and Cash Equivalents
The Company considers all highly-liquid investments with a maturity of three months or less to be cash and cash equivalents. The Company maintains cash deposits with major banks which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.
Available-for-sale Securities
In fiscal 2005, the Company purchased available-for-sale securities, which consist of auction-rate bonds with variable interest rates. The securities have 35-day auction periods and were designed to maintain a price of 100% of par. Therefore, current carrying values approximate fair value at December 31, 2005. Interest earned on the bonds was $103,000 for the year ended December 30, 2006 and $72,000 for the year ended December 31, 2005. The Company disposed of the bonds in 2006.
Concentration of Credit Risk
Substantially all of the Company’s accounts receivable are due from companies in the textile and apparel markets located primarily throughout North America. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. In the event of cash recoveries, the Company replaces the previously reserved amounts in the allowance for doubtful accounts. Total write-offs of accounts receivable, net of recoveries, totaled $733,000, $231,000 and $2,451,000 for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively. Sales to four customers accounted for approximately 45% of total gross sales in fiscal 2006, sales to one customer accounted for approximately 12% of total gross sales in fiscal 2005 and sales to two customers accounted for approximately 27% of total gross sales in fiscal 2004. As of December 31, 2005, accounts receivable for one customer comprised 13% of total gross accounts receivable outstanding. As of December 30, 2006, and January 1, 2005, accounts receivable for two customers comprised 25% and 30%, respectively, of total gross accounts receivable outstanding.
Fair Value of Financial Instruments
The book values of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and other financial instruments approximate their fair values principally due to the short-term maturities of these instruments.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
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

	Useful
	Lives in
	Years	2006	2005	2004
Land and land improvements	15	$5,178,000	$5,157,000	$4,630,000
Buildings	15 to 39	91,257,000	89,994,000	104,698,000
Machinery and equipment	5 to 9	451,770,000	462,317,000	445,698,000
Office furniture and fixtures	5 to 7	10,018,000	7,110,000	7,268,000

		558,223,000	564,578,000	562,294,000
Less — Accumulated depreciation		(460,315,000)	(453,834,000)	(468,671,000)
Construction-in-progress		1,178,000	6,523,000	17,606,000

Property, plant and equipment, net		$99,086,000	$117,267,000	$111,229,000

Depreciation expense for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, was $25,396,000, $25,440,000 and $21,084,000, respectively.
Impairment of Long-lived Assets
The Company evaluates long-lived assets to determine impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values.
In fiscal 2005, the Company made the decision to terminate the portion of its capital lease (Note K) related to its Eden, North Carolina, manufacturing facility. The leased assets and associated leasehold improvements had a total net book value of $8,093,000 before impairment charges. As a result of this decision, the Company evaluated the related assets for impairment. For the year ended December 31, 2005, the Company recognized a net impairment loss of $5,823,000 on the disposal of the leased assets and leasehold improvements. In fiscal 2006, the Company completed the transaction and effectively transferred the lease and the associated leasehold improvements to a third-party. For purposes of the impairment write-down, the fair value of the facilities and equipment was based on the total proceeds from the transaction, which included $2,000,000 in cash and a one year rent-free period granted by the new lessee of the facility (valued at $1,155,000), net of losses on the early termination of the lease of $885,000. The impairment loss was reported in other (expense) income in the statements of operations for the period ended December 31, 2005. These assets were included in assets held for sale on the balance sheet as of December 31, 2005.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
In fiscal 2006, the Company terminated operations at one of its Sanford, North Carolina, manufacturing facilities. This land and building of this facility are part of the Company’s capital lease (Note K). As of December 30, 2006, management believes that the fair value of this facility exceeds its carrying value, and no impairment charge is needed. Management continues to assess the available options for this facility. The assets related to this facility are included in property, plant and equipment, net on the balance sheet as of December 30, 2006.
Cotton Rebate Program
During a portion of the current year and in prior years, the Company received a rebate from the U.S. Government for consuming cotton grown in the United States. The rebate is based on the pounds of cotton consumed and the difference between U.S. and foreign cotton prices. Rebate income, included as a reduction to cost of goods sold in the accompanying statements of operations, amounted to $7,233,000, $18,720,000 and $10,357,000, respectively, for the years ended December 30, 2006, December 31, 2005, and January 1, 2005. The receivable associated with this rebate amounted to $1,553,000 and $1,380,000 as of December 31, 2005, and January 1, 2005, respectively, and was included in accounts receivable in the accompanying balance sheets. As of July 31, 2006, the agreement under which the Company was receiving the rebate was eliminated due to a change in federal legislation and is no longer available to the Company.
Intangible Assets
The Company reviews intangible assets for impairment annually, unless specific circumstances indicate that a more timely review is warranted. Intangible assets subject to amortization consisted primarily of customer lists acquired and are being amortized over the useful life of the asset, principally five years. As of December 30, 2006, all of the Company’s intangible assets are fully amortized.
Shipping Costs
The costs to ship products to customers of approximately $5,400,000, $3,656,000 and $3,078,000 during the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively, are included as a component of cost of goods sold in the accompanying consolidated statements of operations.
Deferred Revenue
The Company periodically records deferred revenue related to advance deposit payments from a foreign customer. The Company records revenue related to these deposits upon shipment of goods to the customer. As of December 1, 2005, the balance of the customer deposits was $347,000. There were no customer deposits as of December 30, 2006 and January 1, 2005.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
Recent Accounting Pronouncement
In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN No. 46(R) provides criteria for determining whether the financial statement issuer must consolidate other entities in its financial statements. The provisions of FIN No. 46(R) are effective for entities created before December 31, 2003, and for financial statements for fiscal years beginning after December 15, 2004. For entities created after December 31, 2003, the provisions of FIN No. 46(R) will be effective as of the date they first become involved with the certain entity. The Company adopted the provisions of FIN No. 46(R) during the fiscal year ended December 31, 2005.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006. The adoption of Statement 151 had no effect on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Company’s financial statements, or disclosed at fair value in the Company’s notes to the financial statements. Additionally, SFAS No. 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, the Company will not be required to recognize any new instruments at fair value.
SFAS No. 157 creates a single definition of fair value, along with a conceptual framework to measure fair value. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Statement will require the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The Statement will also require the Company to include enhanced disclosures of fair value measurements in its financial statements.
SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. Early adoption is permitted; however, the Company does not intend to adopt SFAS No. 157prior to the required effective date of January 1, 2008. The Company is evaluating the impact SFAS No. 157will have on its financial statements.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
In September 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.
The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-5 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements.
Reclassifications
Certain fiscal 2005 amounts have been reclassified to conform to the financial statement presentation in fiscal 2006.
Note B — Business Combinations
On January 5, 2005, the Company purchased certain assets of the Edgefield plant of Delta Apparel, Inc. for $11,288,000. The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the acquired assets at their estimated fair values.
There were no post-closing purchase price adjustments or other refinements. As such, the original purchase price allocation equals the final purchase price allocation to the acquired assets of the Edgefield plant of Delta Apparel, Inc., and is as follows:

Land and buildings	$6,000,000
Machinery and equipment	4,000,000
Inventories	1,288,000

$11,288,000

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
Note C — Inventories
Inventories are stated at lower of cost or market. During fiscal 2006, 2005 and 2004, cost was determined using the specific identification method for raw materials, yarn-in-process and finished yarn inventories. During fiscal 2003, cost was determined using the specific identification method for raw material inventories and the moving-average method for yarn-in-process and finished yarn inventories. The new method of valuing inventory results from the Company’s ability to specifically track labor and overhead for finished yarn products. The effect of the change resulted in an increase to net income in fiscal 2004 of approximately $1,562,000. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of the following as of December 30, 2006, December 31, 2005, and January 1, 2005:

	2006	2005	2004
Cotton and synthetics	$9,532,000	$10,507,000	$18,120,000
Yarn in process	4,130,000	4,717,000	3,773,000
Finished yarn	14,630,000	20,101,000	13,226,000
Supplies	813,000	1,340,000	1,168,000

	$29,105,000	$36,665,000	$36,287,000

Note D — Income Taxes
The Company is a Limited Liability Company treated as a partnership for federal and state income tax reporting purposes. As a result, the Company’s results of operations are included in the income tax returns of its individual members. Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.
Note E — Deferred Financing Costs
On February 1, 2005, the Company entered into a new revolving credit facility, which replaced the revolving credit facility in place at January 1, 2005 (Note F). Financing costs consist primarily of commitment fees, legal fees and other direct costs incurred to obtain the Company’s revolving line of credit. These costs are amortized over the term of the debt agreement, which matures on February 1, 2008. Total deferred financing costs capitalized were approximately $766,000. Amortization expense was $255,000 and $234,000 for the years ended December 30, 2006 and December 31, 2005, respectively. Accumulated amortization approximated $489,000 and $234,000 for the years ended December 30, 2006 and December 31, 2005, respectively. The Company also wrote off approximately $155,000 related to the original revolving line of credit during the year ended December 31, 2005. Expected future amortization of these deferred financing costs at December 30, 2006, is as follows:

2007	$255,000
2008	22,000

$277,000

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
Note F — Debt
On October 31, 2001, the Company authorized the issuance and sale of $40,000,000 Senior Secured Notes (the Notes) due October 31, 2008, at a fixed interest rate of 6.82% to four insurance and finance companies. Interest payments were due on a semi-annual basis, beginning April 30, 2002. Beginning October 31, 2004, the Company was required to pay principal amounts of $8,000,000 annually until the maturity date for the Notes. The Note Purchase Agreement contained certain penalties for prepayment of the Notes. On January 26, 2005, the Company extinguished the Notes through utilization of working capital and recognized a loss on extinguishment of debt of $2,111,000. In association with the extinguishment of the Notes, the Company terminated all outstanding interest rate swaps throughout the course of fiscal 2005 (Note G). The principal amount of the Notes at January 1, 2005, totaled $32,000,000.
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
Lines of Credit
In connection with the issuance of the Notes on October 31, 2001, the Company entered into an agreement for a line of credit with a group of banks, which provided for borrowings up to $90,000,000. Borrowings under this agreement bore interest at either the prime rate plus an applicable margin or a LIBOR rate plus an applicable margin, as chosen by the Company. The line of credit was originally scheduled to terminate October 31, 2004; however, it was amended during fiscal 2004 to reduce the line to $50,000,000 and to change the termination date to February 15, 2005. The line of credit was terminated on February 1, 2005.
On February 1, 2005, the Company entered into a new revolving credit facility with maximum borrowings of $90,000,000, subject to a $20,000,000 sub-limit for letters of credit. The revolving credit facility was subsequently amended to reduce the maximum borrowings to $75,000,000. The new debt facility matures on February 1, 2008, and bears interest at either the LIBOR rate or the base rate plus the applicable margin. If liquidity falls below agreed-upon requirements, the most restrictive covenants will require the Company to maintain minimum fixed charge coverage ratio and maximum funded debt-to-EBITDA ratio. As of December 30, 2006 and December 31, 2005, there were no outstanding borrowings under the revolving credit facility.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
Note G — Derivative Instruments
The Company accounts for derivative instruments and hedging activities according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss and are recognized in earnings when the hedged item affects earnings. Any material ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as they occur.
The Company is subject to price risk related to anticipated, fixed-price yarn sales. In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company enters into cotton futures to manage changes in raw materials prices in order to protect the gross margin of fixed-price yarn sales. As of December 30, 2006, December 31, 2005, and January 1, 2005, the Company has recorded these instruments at fair value of $539,000, $837,000 and $3,462,000 in the accompanying balance sheets.
The Company designates certain futures contracts as cash flow hedges. As of December 30, 2006 and December 31, 2005, the Company had unrealized gains on futures contracts designated as cash flow hedges of $667,000 and $3,051,000, respectively, recorded in other comprehensive income. For contracts which were not designated as hedges, or for the ineffective portions of contracts designated as hedges, the Company recorded an increase to earnings of approximately $87,000 for the year ended December 30, 2006 and a charge to earnings of $1,168,000 for the year ended December 31, 2005.
In 2004, the Company did not apply hedge accounting for these contracts and recorded a charge to earnings of approximately $15,595,000 for the year ended January 1, 2005.
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

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
As of January 1, 2005, the Company was a party to the following interest rate swap agreements with a bank:

Fixed rate amount	$18,000,000	$30,000,000	$40,000,000
Payment rate	4.9%	5% fixed	4.24%
Receipt rate	1-month LIBOR	1-month LIBOR	1-month LIBOR
Inception date	January 1, 2005	March 7, 2001	November 21, 2001
Expiration date	January 2, 2008	March 12, 2004	October 12, 2008
Estimated fair value as of January 1, 2005 — asset (liability)	101,000	0	237,000

The fair values of the agreements are the estimated amounts that the Company would pay or receive to terminate these agreements at the reporting date, taking into account current interest rates. The estimated fair values do not necessarily reflect the potential income or loss that would be realized on an actual settlement of the agreements. The Company did not apply hedge accounting treatment and has recorded the unrealized gains and losses in the accompanying statements of operations. As of December 31, 2005, and January 1, 2005, the Company reported a gain (loss) on interest rate swap derivative instruments of $50,000 and ($307,000), respectively.
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
Effective August 2, 2004, Burlington transferred its ownership in Summit to Cone Denim LLC.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
Summarized financial information of Summit as of and for the years ended September 30, 2006, October 1, 2005, and October 2, 2004, is as follows:

	2006	2005	2004
Current assets	$10,371,000	$10,441,000	$12,870,000
Total assets	24,767,000	27,185,000	31,662,000
Current liabilities	1,700,000	2,118,000	4,266,000
Total liabilities	3,400,000	5,681,000	12,850,000
Equity	21,367,000	21,504,000	18,772,000
Total liabilities and equity	24,767,000	27,185,000	31,622,000
Revenue	40,128,000	40,274,000	55,496,000
Expenses	40,265,000	37,542,000	54,614,000
Net (loss) income	(137,000)	2,732,000	882,000

Note I — Defined Contribution Plan
The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $400,000, $391,000 and $427,000 and during the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.
Note J — Related-party Transactions
Cotton Purchases and Commitments
During fiscal years 2006, 2005 and 2004, the Company sold cotton at cost to Parkdale amounting to $695,000, $713,000 and $9,952,000, respectively. During fiscal years 2006, 2005 and 2004, Parkdale sold cotton at cost to the Company amounting to $208,000, $301,000 and $1,073,000, respectively. Additionally, during fiscal year 2006, the Company sold cotton at cost to a related entity of which Parkdale owns 50% totaling $46,000.
The cost of cotton transferred between the Company and Parkdale is determined on a specific identification basis for each cotton bale sold or purchased.
The Company purchased cotton through a related entity of which Parkdale owns 50% totaling $27,260,000, $22,288,000 and $44,806,000 for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively. The accounts payable due the related entity was $1,040,000, $619,000 and $1,404,000 as of December 30, 2006, December 31, 2005, and January 1, 2005, respectively, and were included in trade accounts payable in the accompanying balance sheets.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
Shared Expenses Allocation
The Company and Parkdale share certain accounting and administrative expenses. Parkdale and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company were approximately $15,151,000, $16,022,000 and $13,925,000 for the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.
Due To and From Affiliates
Due to and from affiliates consists of the following as of December 30, 2006, December 31, 2005, and January 1, 2005:

	2006	2005	2004
Due from Summit	$464,000	$46,000	$50,000
Due from (to) Parkdale	447,000	(2,343,000)	(2,033,000)
Due to Alliance Real Estate III	(5,000)	(7,000)	(8,000)

	$906,000	$(2,304,000)	$(1,991,000)

The due to and from amounts result from intercompany charges related to inventory purchases, accounts receivable collections and the administrative expense allocation.
Notes Receivable from Joint Venture
In connection with the transfer of Parkdale’s interest in Summit to the Company, the Company assumed notes receivable from Summit in the amount of $3,550,000 and $1,677,000, which bear interest at 5.5% and 5.7%, respectively. During 2005, the note receivable of $1,677,000 was paid in full by Summit. At December 30, 2006, December 31, 2005, and January 1, 2005, there was $773,000, $1,023,000 and $3,609,000 outstanding on the notes receivable, respectively.
The maturity date of the note is December 1, 2007. Interest income earned on balances due from Summit amounted to $52,000, $128,000, and $254,000 for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.
Intangible Assets
In September 1998, the Company purchased certain assets of the air jet operations of a related party. The total net book value of intangible assets associated with the Air Jet Acquisition was $625,000 and $1,250,000 at December 31, 2005, and January 1, 2005, respectively. The intangible assets associated with the Air Jet Acquisition were fully amortized at December 30, 2006. Amortization expense for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, was $625,000, $625,000 and $625,000, respectively.

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
Fixed Asset Transfers and Sales
During the years ended December 30, 2006, and January 1, 2005, Parkdale transferred, at net book value, fixed assets of $799,000 and $54,000, respectively, to the Company, which were settled by cash payment during the year. No such transfers occurred during the year ended December 31, 2005. During the years ended December 30, 2006, December 31, 2005, and January 1, 2005, the Company transferred, at net book value, fixed assets of $418,000, $1,438,000 and $154,000, respectively, to Parkdale. No gain or loss was recognized on these transfers.
During the year ended January 1, 2005, the Company sold fixed assets having a net book value of $33,500 to Parkdale for $40,000. As this transaction occurred between entities under common control, the difference between net book value and selling price was considered a capital contribution by Parkdale of $7,000.
Other
The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale. Total sales amounted to $222,000, $250,000 and $357,000 for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.
Note K — Commitments and Contingencies
Capital Leases
The Company maintains a lease agreement with a bank. The lease agreement, covering certain real property of the Company assigned from Unifi, is accounted for as a financing lease in accordance with SFAS No. 98, “Accounting for Leases.” The lease term ends in January 2013, with an option to purchase the assets for an amount equal to the agreed-upon fair market sales value at that date.
Future minimum lease payments under this financing lease at December 30, 2006, are as follows:

2007	$1,871,000
2008	1,871,000
2009	1,871,000
2010	1,871,000
2011	1,578,000
Thereafter	1,535,000

Total minimum lease payments	10,597,000
Less – Amounts representing interest	1,883,000

Present value of net minimum lease payments	8,714,000
Less – Current portion	1,326,000

$7,388,000

Parkdale America, LLC
Notes to Financial Statements
December 30, 2006, December 31, 2005, and January 1, 2005
Lease interest expense for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, was $577,000, $1,016,000 and $1,188,000, respectively. The net book value of the assets covered under this capital lease amounted to $12,601,000, $16,238,000 and $25,898,000 as of December 30, 2006, December 31, 2005, and January 1, 2005, respectively. The fair value of the Company’s capital lease obligations approximates carrying value, as the interest rate for the obligations is comparable to the Company’s estimated long-term borrowing rate.
Operating Leases
The Company has entered into operating leases for various vehicles and office equipment. At December 30, 2006, future minimum lease payments during the remaining noncancelable lease terms are as follows:

2007	$552,000
2008	294,000
2009	47,000

$893,000

Rent expense for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, was $2,227,000, $694,000 and $650,000, respectively. Rent expense for the year ended December 30, 2006, includes recognition of $1,155,000 related to a rent-free period granted by the new lessee of a manufacturing facility, as discussed in Note A.
Purchase and Sales Commitments
The Company had unfulfilled cotton purchase commitments at December 30, 2006, for approximately 170,825,000 pounds of cotton to be used in the production process at varying prices. The Company had unfulfilled yarn sales contracts with various customers at varying prices at December 30, 2006, December 31, 2005, and January 1, 2005.
Contingencies
During fiscal 2003, the Company disclosed to the U.S. Department of Justice (DOJ) that it participated in certain anticompetitive activities that may have resulted in a violation of antitrust laws. Subject to the Company’s cooperation, the DOJ agreed to provide protection for the Company and the Company’s officers, directors and employees from criminal prosecution related to the reported anticompetitive activities. As a result of the Company’s disclosure to the DOJ, several class action claims were filed against the Company, alleging that it attempted to fix and stabilize prices of open-end and airjet poly/cotton yarn in the United States.
In mid-2005, the Company proposed a cash settlement in the amount of $7.8 million. On November 1, 2005, the Court granted preliminary approval of the Company’s proposed settlement. Final approval of the settlement was granted on February 14, 2006. The expense related to this settlement was recorded in 2005 and distributed entirely to Parkdale, in accordance with the first amendment to the Agreement.
The Company is also involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition or the results of operations of the Company.