Form 10-Q
period 2007-03-25
UNIFI INC
filed 2007-05-04
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2007
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
Registrant’s telephone number, including area code: (336) 294-4410
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 3, 2007 was 60,541,800.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended March 25, 2007

Part. 1 Financial Information
Item. 1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets

	March 25,	June 25,
	2007	2006
	(Unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,780	$35,317
Receivables, net	99,442	93,236
Inventories	129,059	116,018
Deferred income taxes	14,060	11,739
Assets held for sale	7,346	17,418
Restricted cash	1,000	—
Other current assets	10,360	9,229

Total current assets	288,047	282,957

Property, plant and equipment	923,765	914,283
Less accumulated depreciation	(694,958)	(676,586)

	228,807	237,697
Investments in unconsolidated affiliates	184,249	190,217
Intangible assets, net	31,450	—
Other noncurrent assets	21,699	21,766

Total assets	$754,252	$732,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,922	$68,916
Accrued expenses	27,897	23,869
Income taxes payable	503	2,303
Current maturities of long-term debt and other current liabilities	9,047	6,330

Total current liabilities	97,369	101,418

Long-term debt and other liabilities	243,593	202,405
Deferred income taxes	43,328	45,861
Commitments and contingencies
Shareholders’ equity:
Common stock	6,054	5,220
Capital in excess of par value	23,478	929
Retained earnings	341,268	382,082
Accumulated other comprehensive loss	(838)	(5,278)

	369,962	382,953

Total liabilities and shareholders’ equity	$754,252	$732,637

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Nine-Months Ended
	Mar. 25,	Mar. 26,	Mar. 25,	Mar. 26,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Net sales	$178,202	$181,398	$505,041	$555,617
Cost of sales	164,752	168,261	479,931	524,707
Selling, general & administrative expenses	11,177	10,184	32,854	31,132
Provision for bad debts	2,274	218	2,872	1,349
Interest expense	6,610	4,606	18,786	14,063
Interest income	(707)	(1,542)	(2,217)	(5,012)
Other (income) expense, net	(2,462)	(589)	(2,705)	(1,138)
Equity in (earnings) losses of unconsolidated affiliates	(352)	564	4,473	(1,278)
Write down of long-lived assets	12,870	815	16,072	2,315
Restructuring charges	—	—	—	29

Loss from continuing operations before income taxes	(15,960)	(1,119)	(45,025)	(10,550)
Provision (benefit) for income taxes	(2,075)	208	(3,748)	(1,023)

Loss from continuing operations	(13,885)	(1,327)	(41,277)	(9,527)
Income (loss) from discontinued operations - net of tax	666	(790)	463	556

Net loss	$(13,219)	$(2,117)	$(40,814)	$(8,971)

Earnings (losses) per common share (basic and diluted):
Net loss — continuing operations	$(.23)	$(.03)	$(.75)	$(.18)
Net income (loss) — discontinued operations	.01	(.01)	—	.01

Net loss — basic and diluted	$(.22)	$(.04)	$(.75)	$(.17)

Weighted average outstanding shares of common stock (basic and diluted)	59,803	52,177	54,733	52,144
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Nine-Months Ended
	March 25,	March 26,
	2007	2006
Cash and cash equivalents at the beginning of period	$35,317	$105,621
Operating activities:
Net loss	(40,814)	(8,971)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	(463)	(556)
Net (earnings) losses of unconsolidated equity affiliates, net of distributions	4,473	850
Depreciation	31,701	36,911
Amortization	1,967	962
Stock based compensation	1,433	421
Net (gain) loss on asset sales	(1,593)	(180)
Non-cash write down of long-lived assets	16,072	2,315
Non-cash portion of restructuring charges	—	29
Deferred income tax	(5,342)	(3,797)
Provision for bad debt	2,872	1,349
Split dollar life insurance proceeds, net	1,761	1,661
Other	93	(44)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(15,771)	(7,531)

Net cash provided by (used in) continuing operating activities	(3,611)	23,419

Investing activities:
Capital expenditures	(5,502)	(9,767)
Acquisitions	(42,831)	(30,188)
Investment of foreign restricted assets	—	171
Collection of notes receivable	766	—
Change in restricted cash	(1,000)	2,766
Proceeds from sale of capital assets	2,399	2,395
Return of capital from equity affiliates	229	—
Split dollar life insurance premiums	(217)	(217)
Other	(60)	155

Net cash used in investing activities	(46,216)	(34,685)

Financing activities:
Payment of long-term debt	—	(24,407)
Net borrowings of long-term debt	40,000	—
Other	(1,168)	277

Net cash provided by (used in) financing activities	38,832	(24,130)

Cash flows of discontinued operations:
Operating cash flow	463	(9,259)
Investing cash flow	—	25,987

Net cash provided by discontinued operations	463	16,728
Effect of exchange rate changes on cash and cash equivalents	1,995	1,470

Net decrease in cash and cash equivalents	(8,537)	(17,198)

Cash and cash equivalents at end of period	$26,780	$88,423

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet at June 25, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 25, 2006, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 25, 2007, and the results of operations and cash flows for the periods ended March 25, 2007 and March 26, 2006. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 25, 2006. Certain prior year amounts have been reclassified to conform to the current presentation.

The significant accounting policies followed by the Company are presented on pages 57 to 62 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006. These policies have not changed from the disclosure in that report.

2.	Inventories

Inventories were comprised of the following (amounts in thousands):

	March 25,	June 25,
	2007	2006
Raw materials and supplies	$52,189	$48,594
Work in process	7,781	10,144
Finished goods	69,089	57,280

	$129,059	$116,018

3.	Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	March 25,	June 25,
	2007	2006
Payroll and fringe benefits	$9,069	$11,112
Workers’ compensation	2,170	2,269
Severance	1,102	576
Interest	8,169	1,984
Property taxes	869	1,722
Accrued utilities	4,140	3,225
Other	2,378	2,981

	$27,897	$23,869

4.	Income Taxes

The Company’s income tax benefit for the quarter ended March 25, 2007 resulted in an effective tax rate of 13.0% compared to an 18.6% income tax expense for the quarter ended March 26, 2006. The Company’s income tax benefit for the year-to-date period ended March 25, 2007 resulted in an effective tax rate of 8.3% compared to a 9.7% benefit for the year-to-date period ended March 26, 2006. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter and year-to-date periods ended March 25, 2007 are due to losses from certain foreign operations taxed at a lower effective rate and an increase in the valuation allowance for capital losses.

Deferred income taxes have been provided to account for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against deferred tax assets for North Carolina income tax credit carryforwards and capital losses. The valuation allowance had net increases of $2.9 million and $8.0 million for the quarter and year-to-date periods ended March 25, 2007, respectively, compared to increases of $0.0 million and $0.4 million for the quarter and year-to-date periods ended March 26, 2006, respectively. The increases for the quarter and year-to-date periods ended March 25, 2007 resulted from lower estimates of future utilization of North Carolina income tax credit carryforwards as well as a complete offset of deductible temporary differences with respect to certain capital losses.

5.	Comprehensive Income/Loss

Comprehensive losses amounted to $10.4 million and $36.4 million for the third quarter and year-to-date periods of fiscal year 2007, respectively, compared to a comprehensive income of $2.9 million and $3.9 million for the third quarter and year-to-date periods of fiscal year 2006. Comprehensive losses were comprised of net losses of $13.2 million and $40.8 million for the third quarter and year-to-date periods of fiscal year 2007, respectively, and foreign translation gains of $2.8 million and $4.4 million, respectively. Comprehensive income for the corresponding periods in the prior year was derived from net losses of $2.1 million and $9.0 million, and foreign translation gains of $5.0 million and $12.9 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “Fair Value Option for Financial Assets and Financials Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement permits entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 159, it has not determined if it will make any elections for fair value reporting of its assets.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS No. 87, “Employers” Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statements of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity relating to post retirement obligations. This aspect of SFAS No. 158 is effective for fiscal years ended after December 15, 2006. The Company currently does not expect that SFAS No. 158 will have a material effect on its consolidated balance sheet.

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

The following is the Company’s selected segment information for the quarters and nine-month periods ended March 25, 2007 and March 26, 2006 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended March 25, 2007:
Net sales to external customers	$138,167	$40,035	$178,202
Intersegment net sales	1,421	587	2,008
Write down of long-lived assets	4,927	7,943	12,870
Segment operating loss	(3,740)	(6,857)	(10,597)
Total assets	415,465	118,110	533,575

Quarter ended March 26, 2006:
Net sales to external customers	$141,626	$39,772	$181,398
Intersegment net sales	1,346	1,984	3,330
Write down of long-lived assets	—	815	815
Segment operating income (loss)	3,977	(1,839)	2,138
Total assets	375,025	134,509	509,534

The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	March 25,	March 26,
	2007	2006
Reconciliation of segment operating income (loss) to net loss from continuing operations before income taxes:
Reportable segments operating income (loss)	$(10,597)	$2,138
Provision for bad debts	2,274	218
Interest expense, net	5,903	3,064
Other (income) expense, net	(2,462)	(589)
Equity in (earnings) losses of unconsolidated affiliates	(352)	564

Loss from continuing operations before income taxes	$(15,960)	$(1,119)

	Polyester	Nylon	Total
Nine-Months ended March 25, 2007:
Net sales to external customers	$387,145	$117,896	$505,041
Intersegment net sales	5,335	3,683	9,018
Write down of long-lived assets	6,929	7,943	14,872
Segment operating loss	(14,359)	(8,257)	(22,616)

Nine-Months ended March 26, 2006:
Net sales to external customers	$422,581	$133,036	$555,617
Intersegment net sales	4,103	4,390	8,493
Write down of long-lived assets	—	2,315	2,315
Restructuring charges (recovery)	47	(18)	29
Segment operating income (loss)	2,500	(5,066)	(2,566)
The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Nine-Months Ended
	March 25,	March 26,
	2007	2006
Reconciliation of segment operating loss to net loss from continuing operations before income taxes:
Reportable segments operating loss	$(22,616)	$(2,566)
Provision for bad debts	2,872	1,349
Interest expense, net	16,569	9,051
Other (income) expense, net	(2,705)	(1,138)
Equity in (earnings) losses of unconsolidated affiliates	4,473	(1,278)
Write down of long-lived assets	1,200	—

Loss from continuing operations before income taxes	$(45,025)	$(10,550)

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

Fiber costs of the Company’s domestic operating divisions are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out (“LIFO”) method, an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating loss excluded the provision for bad debts of $2.3 million and $0.2 million for the current and prior year third quarter periods, respectively, and a provision of $2.9 million and $1.3 million for the current and prior year-to-date periods, respectively.

The total assets for the polyester segment increased from $359.2 million at June 25, 2006 to $415.5 million at March 25, 2007 due primarily to increases in other assets, inventory, accounts receivable, fixed assets, cash, other current assets, and deferred taxes of $33.4 million, $8.0 million, $7.7 million, $4.0 million, $2.2 million, $1.7 million, and $0.4 million, respectively. The increase is primarily attributable to the Dillon acquisition discussed in Footnote 14 “Asset Acquisition.” These increases were offset by decreases in assets held for sale of $1.1 million. The total assets for the nylon segment decreased from $128.2 million at June 25, 2006 to $118.1 million at March 25, 2007 due primarily to decreases in fixed assets and assets held for sale of $10.1 million and $7.6 million, respectively. These decreases were offset by increases in inventory, accounts receivable, deferred income taxes, cash, and other current assets of $4.9 million, $1.5 million, $0.7 million, $0.4 million, and $0.1 million, respectively.

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

During the first quarter of fiscal year 2007, the Board authorized the issuance of approximately 1.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. With the exception of the immediate vesting of three hundred thousand stock options granted to the CEO, the remaining stock options vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant. As a result of these grants, the Company incurred $0.2 million in the third quarter and $1.4 million for the year-to-date period in stock-based compensation charges which were recorded as selling, general and administrative expense with the offset to additional paid-in-capital.

9.	Derivative Financial Instruments

The Company accounts for derivative contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires all derivatives to be recorded on the balance sheet at fair value. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is June 2007.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 25,	June 25,
	2007	2006
Foreign currency purchase contracts:
Notional amount	$870	$526
Fair value	882	535

Net (gain) loss	$(12)	$(9)

Foreign currency sales contracts:
Notional amount	$576	$833
Fair value	588	878

Net (gain) loss	$12	$45

For the quarters ended March 25, 2007 and March 26, 2006, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in null and a pre-tax loss of $0.2 million, respectively. For the year-to-date periods ended March 25, 2007 and March 26, 2006, the total impact of foreign currency related items was pre-tax gain of $0.1 million and a pre-tax loss of $0.3 million, respectively.

10.	Investments in Unconsolidated Affiliates

The following table represents the Company’s investments in unconsolidated affiliates:

Affiliate Name	Year Acquired	Location	Percent Ownership

Yihua Unifi Fibre Company Limited	June 2005	Yizheng, Jiangsu Province, Peoples Republic of China	50%
Parkdale America, LLC	June 1997	North and South Carolina	34%
Unifi-SANS Technical Fibers, LLC	September 2000	Stoneville, North Carolina	50%
U.N.F. Industries, LLC	September 2000	Migdal Ha - Emek, Israel	50%
Condensed balance sheet information as of March 25, 2007, and income statement information for the quarter and year-to-date periods ended March 25, 2007, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

As of
March 25, 2007
Current assets	$168,000
Noncurrent assets	195,073
Current liabilities	50,379
Noncurrent liabilities	14,105
Shareholders’ equity and capital accounts	298,589

	For the Quarter Ended	For the Nine-Months Ended
	March 25, 2007	March 25, 2007
Net sales	$151,636	$446,993
Gross profit	7,113	9,131
Income (loss) from operations	1,859	(7,097)
Net income (loss)	1,909	(8,850)
11.	Severance and Restructuring Charges

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

On April 26, 2007 the Company announced it would be consolidating its capacity and therefore will close its recently acquired Dillon facility which resulted in an assumed liability of $0.9 million for severance related costs in accordance with purchase accounting. Approximately 321 wage employees and 34 salaried employees will be affected by this consolidation. See Footnote 18 “Subsequent Events” for further discussion.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the year-to-date period ended March 25, 2007 (amounts in thousands):

	Balance at				Balance at
	June 25, 2006	Charges	Adjustments	Amounts Used	March 25, 2007

Accrued severance	$576	—	1,073	(547)	$1,102
Accrued restructuring	$3,550	—	175	(748)	$2,977
12.	Impairment Charges

The Company operated two polyester dye facilities which are located in Mayodan, North Carolina (the “Mayodan facility”) and Reidsville, North Carolina (the “Reidsville facility”). On March 22, 2007, the Company committed to a plan to idle the Mayodan facility and consolidate all of its dyed operations into the Reidsville facility. The consolidation process is expected to be completed by the end of June 2007 and at that time the Company will begin to explore the sale of such facility. Pursuant to this determination, the Company performed an impairment review in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and received an appraisal relating to the Mayodan facility. The appraisal indicated that the carrying amount of the Mayodan facility exceeded its fair value. Accordingly, the Company recorded in the quarter ended March 25, 2007, a pre-tax impairment charge of $4.4 million. The facility is not classified as held for sale at this time.

In November 2006, the Company’s Brazilian operation decided to modernize its facilities by replacing ten of its older machines with newer machines purchased from the domestic polyester division. These machine purchases will allow the Brazilian facility to produce tailor made products at higher speeds resulting in lower costs and increased competitiveness. The Company recognized a $2.0 million impairment charge on the older machines in the second quarter of fiscal 2007 related to the book value of the machines and the related dismantling and removal costs.

On October 26, 2006 the Company announced its intent to sell a manufacturing facility that the Company had leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with SFAS No. 144. The Company evaluated the recoverability of the long-lived asset and determined that the carrying amount of the property exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $1.2 million during the first quarter of fiscal year 2007, which included $0.1 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs.

During the quarter ended September 25, 2005, management decided to consolidate its domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant 1 in Mayodan, North Carolina and moving its operations and offices to Plant 3 in Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. As a part of the consolidation plan, three nylon facilities (the “Madison facilities”) were vacated and classified as held for sale later in fiscal year 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facility’s carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal year 2006 which included $0.2 million of estimated selling costs. During the quarter, the Company reviewed the Madison facilities as the facilities have been classified as “held for sale” for a one year period and have not been sold. The Company completed its SFAS 144 review relating to the Madison facilities and recorded an additional pre-tax impairment charge of $3.0 million which included $0.3 million in estimated selling expenses in the quarter ended March 25, 2007. As a result, the Company has reduced its offering price for the Madison facilities and will continue to actively market these facilities. In addition, the Madison facilities stored idle equipment relating to their operations. This equipment has also been classified as “held for sale” for the past year and the Company has determined that a sale is not possible. Consequently, the Company has determined to write such equipment down to its scrap value of $0.2 million. The Company completed its SFAS 144 review and recorded an impairment charge of $5.5 million relating to the idle equipment in the third quarter.

On March 13, 2006, the Company entered into a contract to sell the central distribution center (the “CDC”) and related land located in Mayodan, North Carolina. The terms of the contract call for a sale price of $2.7 million, which was approximately $0.7 million below the property’s carrying value. In accordance with SFAS No. 144, the Company recorded an impairment charge of approximately $0.8 million during the third quarter of fiscal year 2006 which included selling costs of $0.1 million. The sale of the CDC closed in the fourth quarter of fiscal year 2006 with no further expense to the Company.

13.	Assets Held for Sale

On October 26, 2006 the Company announced its intent to sell a manufacturing facility that the Company had leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. During the current quarter the Company listed the property for sale with a broker and as a result the property has been reclassified as held for sale.

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

The following table summarizes by category assets held for sale (amounts in thousands):

	March 25,	June 25,
	2007	2006
Land	$656	$656
Building	6,173	12,007
Machinery and equipment	—	4,238
Leasehold improvements	517	517

	$7,346	$17,418

14.	Asset Acquisition

Effective January 1, 2007, Unifi Manufacturing, Inc. (“UMI”), one of the Company’s wholly owned subsidiaries, completed its acquisition of certain assets, including inventories, fixed assets, and intangible assets, consisting of a customer list and non-compete contracts, from Dillon Yarn Corporation (“Dillon”), related to or used in Dillon’s textured nylon and polyester yarn businesses. The aggregate consideration paid in connection with the Dillon acquisition was $64.2 million, including post closing adjustments for inventories; consisting of a combination of $42.2 million in cash, and 8.3 million shares of the Company’s common stock valued at $22.0 million. The allocation of the purchase price is preliminary as the Company is in the process of obtaining third party appraisals for the fixed assets acquired. The operational results of Dillon were included in the Company’s consolidated results for the period January

1, 2007 to March 25, 2007. The purchase of Dillon is consistent with the Company’s long range plan for consolidating capacity in the domestic markets which management believes is an effective strategy to create long-term shareholder value. See Footnote 18 “Subsequent Events” for further discussion.

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

On January 2, 2007, the Company borrowed $43.0 million under the Amended Credit Agreement to finance the purchase of the Dillon assets located in Dillon, South Carolina. See Footnote 14 “Asset Acquisition.” The borrowings were derived from two separate LIBOR rate revolving loans; a $15.0 million, 6.58%, thirty day loan and a $28.0 million, 6.60%, 60 day loan. As of March 25, 2007, the Company had replaced these loans with three separate LIBOR rate revolving loans, a $4.0 million, 6.57%, thirty day loan, a $16.0 million, 6.59%, sixty day loan and a $20.0 million, 6.60%, ninety day loan. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available. The Company had remaining availability of $53.7 million under the terms of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at March 25, 2007 was 6.6%. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base.

The Amended Credit Agreement contains affirmative and negative customary covenants for asset based loans that restrict future borrowings and capital spending. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of our capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on our property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. As of March 25, 2007, the Company was in compliance with the loan covenants.

On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes (“2014 notes”) which mature on May 15, 2014. These notes were issued to substantially replace $250 million of senior, unsecured debt securities that were due February 2008. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under the Company’s Amended Credit Agreement on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the notes and guarantees on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offering. The estimated fair value of the 2014 notes, based on quoted market prices, at March 25, 2007 and June 25, 2006, was approximately $188.1 million and $182.4 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth business day of November and May of each year.

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

Results of operations for the sourcing segment and European Division for the third quarter and year-to-date periods of fiscal years 2007 and 2006 are as follows (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
Net sales	$—	$418	$—	$3,940

Income (loss) from discontinued operations before income taxes	666	(1,315)	463	(691)
Income tax benefit	—	(525)	—	(1,247)

Net income (loss) from discontinued operations, net of tax	$666	$(790)	$463	$556

17.	Commitments and Contingencies

In February 2007, the Company received notice of a claim from the Employment Security Commission of North Carolina for the underpayment of unemployment taxes. The Employment Security Commission’s claim is approximately $1.0 million, excluding interest and penalties. The Company is evaluating the validity of this claim and at this time does not know the extent of any potential liability.

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

On April 26, 2007, the Company announced that it will move all production from the recently acquired facility in Dillon, South Carolina to its facility in Yadkinville, North Carolina, which has both the footprint and equipment to accommodate the volume projected for the Dillon plant. Maximizing its facility utilization rates will better enable the Company to lower its manufacturing costs. Due to automation, Yadkinville is the most cost effective facility to consolidate the Dillon volume. As a result, the Company will be increasing its wage positions in North Carolina by approximately 120 while decreasing its wage positions in South Carolina by 321. The Company does not expect that the consolidation will have any affect on overall production during the transition period. The Company anticipates that cash closure costs for the Dillon plant, including severance and equipment moves, will be approximately $2.1 million, and that it will realize annual savings of approximately $5.0 million as a result of the consolidation. This closure is in line with the Company’s strategic objectives of taking excess capacity out of the market to lower its manufacturing costs. The Company expects to complete this transition by July 2007 with no interruption of service to its customers.

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

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Information as of March 25, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,067	$1,225	$13,488	$—	$26,780
Receivables, net	—	80,221	19,221	—	99,442
Inventories	—	102,125	26,934	—	129,059
Deferred income taxes	—	12,316	1,744	—	14,060
Assets held for sale	—	7,346	—	—	7,346
Restricted cash	—	1,000	—	—	1,000
Other current assets	—	1,569	8,791	—	10,360

Total current assets	12,067	205,802	70,178	—	288,047

Property, plant and equipment	11,806	847,503	64,456	—	923,765
Less accumulated depreciation	(1,769)	(647,475)	(45,714)	—	(694,958)

	10,037	200,028	18,742	—	228,807
Investments in unconsolidated affiliates	—	157,983	26,266	—	184,249
Investments in consolidated subsidiaries	426,111	—	—	(426,111)	—
Intangible assets, net	—	31,450	—	—	31,450
Other noncurrent assets	140,120	(57,684)	4,364	(65,101)	21,699

	$588,335	$537,579	$119,550	$(491,212)	$754,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$247	$52,759	$6,916	$—	$59,922
Accrued expenses	8,366	16,130	3,401	—	27,897
Income taxes payable (receivable)	(9,317)	8,495	1,325	—	503
Current maturities of long-term debt and other current liabilities	—	318	8,729	—	9,047

Total current liabilities	(704)	77,702	20,371	—	97,369

Long-term debt and other liabilities	231,761	69,526	7,407	(65,101)	243,593
Deferred income taxes	(12,684)	54,812	1,200	—	43,328
Shareholders’/ invested equity	369,962	335,539	90,572	(426,111)	369,962

	$588,335	$537,579	$119,550	$(491,212)	$754,252

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Balance Sheet Information as of June 25, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,992	$1,392	$10,933	$—	$35,317
Receivables, net	1	72,332	20,903	—	93,236
Inventories	—	91,840	24,178	—	116,018
Deferred income taxes	—	10,473	1,266	—	11,739
Assets held for sale	—	17,418	—	—	17,418
Other current assets	—	2,558	6,671	—	9,229

Total current assets	22,993	196,013	63,951	—	282,957

Property, plant and equipment	11,806	846,014	56,463	—	914,283
Less accumulated depreciation	(1,553)	(637,432)	(37,601)	—	(676,586)

	10,253	208,582	18,862	—	237,697
Investments in unconsolidated affiliates	—	157,741	32,476	—	190,217
Investments in consolidated subsidiaries	450,655	—	—	(450,655)	—
Other noncurrent assets	65,713	8,116	8,223	(60,286)	21,766

	$549,614	$570,452	$123,512	$(510,941)	$732,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$1,698	$57,315	$9,903	$—	$68,916
Accrued expenses	2,202	18,011	3,656	—	23,869
Income taxes payable (receivable)	(10,046)	11,004	1,345	—	2,303
Current maturities of long-term debt and other current liabilities	—	290	6,040	—	6,330

Total current liabilities	(6,146)	86,620	20,944	—	101,418

Long-term debt and other liabilities	191,273	57,557	13,861	(60,286)	202,405
Deferred income taxes	(18,466)	63,380	947	—	45,861
Shareholders’/ invested equity	382,953	362,895	87,760	(450,655)	382,953

	$549,614	$570,452	$123,512	$(510,941)	$732,637

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended March 25, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$148,998	$28,872	$332	$178,202
Cost of sales	—	137,934	26,496	322	164,752
Selling, general and administrative expenses	—	9,714	1,525	(62)	11,177
Provision for bad debts	—	2,252	22	—	2,274
Interest expense	6,444	165	1	—	6,610
Interest income	(36)	—	(671)	—	(707)
Other (income) expense, net	(4,254)	429	(25)	1,388	(2,462)
Equity in (earnings) losses of unconsolidated affiliates	—	(2,134)	1,520	262	(352)
Equity in subsidiaries	5,167	—	—	(5,167)	—
Write down of long-lived assets	—	12,870	—	—	12,870

Income (loss) from continuing operations before income taxes	(7,321)	(12,232)	4	3,589	(15,960)
Provision (benefit) for income taxes	5,898	(8,483)	510	—	(2,075)

Income (loss) from continuing operations	(13,219)	(3,749)	(506)	3,589	(13,885)
Income from discontinued operations, net of tax	—	—	666	—	666

Net income (loss)	$(13,219)	$(3,749)	$160	$3,589	$(13,219)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended March 26, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$153,166	$28,850	$(618)	$181,398
Cost of sales	—	142,158	26,635	(532)	168,261
Selling, general and administrative expenses	6	8,899	1,401	(122)	10,184
Provision for bad debts	—	203	15	—	218
Interest expense	4,519	87	—	—	4,606
Interest income	(611)	(29)	(902)	—	(1,542)
Other (income) expense, net	(4,523)	3,360	574	—	(589)
Equity in (earnings) losses of unconsolidated affiliates	—	(532)	1,236	(140)	564
Write down of long-lived assets	—	815	—	—	815
Equity in subsidiaries	2,517	—	—	(2,517)	—

Income (loss) from continuing operations before income taxes	(1,908)	(1,795)	(109)	2,693	(1,119)
Provision (benefit) for income taxes	209	(487)	486	—	208

Income (loss) from continuing operations	(2,117)	(1,308)	(595)	2,693	(1,327)
Income (loss) from discontinued operations, net of tax	—	(845)	55	—	(790)

Net income (loss)	$(2,117)	$(2,153)	$(540)	$2,693	$(2,117)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Nine-Months Ended March 25, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$417,955	$88,135	$(1,049)	$505,041
Cost of sales	—	402,782	78,189	(1,040)	479,931
Selling, general and administrative expenses	—	28,321	4,677	(144)	32,854
Provision for bad debts	—	2,795	77	—	2,872
Interest expense	18,311	474	1	—	18,786
Interest income	(308)	—	(1,909)	—	(2,217)
Other (income) expense, net	(12,977)	8,268	(132)	2,136	(2,705)
Equity in (earnings) losses of unconsolidated affiliates	—	(1,627)	6,083	17	4,473
Equity in subsidiaries	28,984	—	—	(28,984)	—
Write down of long-lived assets	—	14,070	2,002	—	16,072

Income (loss) from continuing operations before income taxes	(34,010)	(37,128)	(853)	26,966	(45,025)
Provision (benefit) for income taxes	6,804	(12,301)	1,749	—	(3,748)

Income (loss) from continuing operations	(40,814)	(24,827)	(2,602)	26,966	(41,277)
Income from discontinued operations, net of tax	—	—	463	—	463

Net income (loss)	$(40,814)	$(24,827)	$(2,139)	$26,966	$(40,814)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Nine-Months Ended March 26, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$478,214	$79,875	$(2,472)	$555,617
Cost of sales	—	451,833	74,983	(2,109)	524,707
Selling, general and administrative expenses	159	26,927	4,538	(492)	31,132
Provision for bad debts	—	1,300	49	—	1,349
Interest expense	13,593	451	19	—	14,063
Interest income	(1,434)	(121)	(3,457)	—	(5,012)
Other (income) expense, net	(13,770)	11,435	1,197	—	(1,138)
Equity in (earnings) losses of unconsolidated affiliates	—	(4,039)	2,982	(221)	(1,278)
Equity in subsidiaries	9,577	—	—	(9,577)	—
Write down of long-lived assets	—	2,315	—	—	2,315
Restructuring charges (recovery)	—	(53)	82	—	29

Income (loss) from continuing operations before income taxes	(8,125)	(11,834)	(518)	9,927	(10,550)
Provision (benefit) for income taxes	846	(3,739)	1,870	—	(1,023)

Income (loss) from continuing operations	(8,971)	(8,095)	(2,388)	9,927	(9,527)
Income (loss) from discontinued operations, net of tax	—	(2,010)	2,566	—	556

Net income (loss)	$(8,971)	$(10,105)	$178	$9,927	$(8,971)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Nine-Months Ended March 25, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$(8,688)	$4,389	$688	$—	$(3,611)

Investing activities:
Capital expenditures	—	(2,880)	(2,622)	—	(5,502)
Acquisition	(42,222)	(609)	—	—	(42,831)
Collection of notes receivable	266	1,112	(612)	—	766
Investment in foreign restricted assets	—	(3,019)	3,019	—	—
Restricted cash	—	(1,000)	—	—	(1,000)
Proceeds from the sale of capital assets	—	2,287	112	—	2,399
Return of capital in equity affiliates	—	229	—	—	229
Split dollar life insurance premiums	(217)	—	—	—	(217)
Other	—	(60)	—	—	(60)

Net cash used in investing activities	(42,173)	(3,940)	(103)	—	(46,216)

Financing activities:
Net borrowings of long-term debt	40,000	—	—	—	40,000
Other	(64)	(616)	(488)	—	(1,168)

Net cash provided by (used in) financing activities	39,936	(616)	(488)	—	38,832

Cash flows of discontinued operations:
Operating cash flow	—	—	463	—	463

Net cash provided by discontinued operations	—	—	463	—	463

Effect of exchange rate changes on cash and cash equivalents	—	—	1,995	—	1,995

	40,000
Net increase (decrease) in cash and cash equivalents	(10,925)	(167)	2,555	—	(8,537)
Cash and cash equivalents at beginning of period	22,992	1,392	10,933	—	35,317

Cash and cash equivalents at end of period	$12,067	$1,225	$13,488	$—	$26,780

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Nine-Months Ended March 26, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$4,414	$9,955	$9,811	$(761)	$23,419

Investing activities:
Capital expenditures	—	(8,823)	(944)	—	(9,767)
Investment in equity affiliates	—	(188)	(30,000)	—	(30,188)
Investment of foreign restricted assets	—	—	171	—	171
Proceeds from sale of capital assets	—	2,359	36	—	2,395
Change in restricted cash	—	—	2,766	—	2,766
Split dollar life insurance premiums	(217)	—	—	—	(217)
Other	512	570	—	(927)	155

Net cash provided by (used in) investing activities	295	(6,082)	(27,971)	(927)	(34,685)

Financing activities:
Payment of long term debt	—	(24,407)	—	—	(24,407)
Other	21,138	63	(20,924)	—	277

Net cash provided by (used in) financing activities	21,138	(24,344)	(20,924)	—	(24,130)

Cash flows of discontinued operations:
Operating cash flow	—	23	(10,372)	1,090	(9,259)
Investing cash flow	—	—	25,987	—	25,987

Net cash provided by discontinued operations	—	23	15,615	1,090	16,728

Effect of exchange rate changes on cash and cash equivalents	—	—	872	598	1,470

Net increase (decrease) in cash and cash equivalents	25,847	(20,448)	(22,597)	—	(17,198)
Cash and cash equivalents at beginning of period	35,868	25,272	44,481	—	105,621

Cash and cash equivalents at end of period	$61,715	$4,824	$21,884	$—	$88,423

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
Sourcing Segment In July 2005, the Company announced its decision to exit the sourcing business, and as of the end of fiscal year 2006 the Company had fully liquidated the business. All prior periods have been presented as discontinued operations in accordance with generally accepted accounting principles in the United States (“GAAP”).
Recent Developments and Outlook
Although the global textile and apparel industry continues to grow, the North American textile and apparel industry has contracted since 1999, primarily as a result of intense foreign competition in finished goods on the basis of price. This has resulted in ongoing North American domestic overcapacity, many producers moving their operations offshore and the closure of many domestic textile and apparel plants. In addition, due to consumer preference, demand for sheer hosiery products has declined in recent years, which negatively impacts nylon manufacturers. As a result, the contraction in the North American textile and apparel market continues, and the polyester industry experts expect a similar rate of decline in calendar year 2007 as compared to calendar year 2006, and a lower rate of decline after calendar year 2008 as regional manufacturers continue to demand North American manufactured yarn due to the duty-free advantage, quick response times, specialized products, and North American retailers expressing their need for a balanced procurement strategy with both global and regional producers.
Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past several years. The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings to shift to more premium value-added products, to take advantage of the free-trade agreements to which the United States is a party and to implement cost saving strategies and consolidate to maximize manufacturing capacity that will improve its operating efficiencies. The continued viability of the U.S. domestic textile and apparel industry is dependent, to a large extent, on international trade flows and the trade regulatory environment. Historically, all textile and apparel imports have grown at double-digit average annual rates. However, since last year, this growth has slowed down considerably, growing only by low single-digits, indicating a slow-down in the imports. Currently, imported yarn represents approximately 25% of yarn consumption in the U.S according to industry experts.
As expected, the Company experienced a significant rebound in sales volume in the current March quarter as the supply chain reduced inventories in the previous quarter. Some of the positive results that the Company realized in the March 2007 quarter compared to the December 2006 quarter are as follows:
•	Sales volumes for the March 2007 quarter increased $21.3 million over the sales volumes for the December 2006 quarter, or an increase of 13.6% which is primarily due to additional Dillon net sales. As expected, the supply chain worked through inventories by the start of the March 2007 quarter which led to a rebound in customer orders.

•	Conversion as a percent of sales improved in the March 2007 quarter, and initial gross margin increased as a percentage of sales from 1.7% in the December 2006 quarter to 7.5% in the March 2007 quarter. The improvement was a result of increased volume and the ability to move through the majority of the Company’s high-priced inventory in the December 2006 quarter.

•	Demand for premium value added yarns continues to grow, due in part to the successful launch of Repreve, the Company’s 100% recycled yarn product. Launched this year, projections for Repreve should exceed five million pounds for fiscal year 2007, and the Company expects demand to significantly improve in fiscal year 2008. The Company anticipates that total premium value added yarns (“PVA”) volume for fiscal year 2007 will be approximately 20% greater than its fiscal year 2006 volume and that Repreve will be its top selling premium yarn.
Though polyester raw material prices stabilized during the third quarter of fiscal year 2007, prices are expected to increase during the fourth quarter. The cost for xylene is expected to be higher in the fourth quarter due to summer demand from the gasoline supply chain resulting in upward price pressure on paraxylene. Also, globally, paraxylene will be in high demand due to stronger growth expected in the Asian polyester industry. The Company is anticipating a gap between U.S. and Asian raw materials prices to be in the $0.09-$0.10 per pound range over the summer, which is lower than the high of $0.16 per pound that it experienced during calendar year 2006. As a result of the increases, the Company issued a price increase effective May 2007, and it will likely issue another increase in June 2007.
Effective January 1, 2007, Unifi Manufacturing, Inc. (“UMI”), one of the Company’s wholly owned subsidiaries, completed its acquisition of certain assets, including inventories, fixed assets, and intangible assets, consisting of a customer list and non-compete contracts, from Dillon Yarn Corporation (“Dillon”), related to or used in Dillon’s textured nylon and polyester yarn businesses. The aggregate consideration paid in connection with the Dillon acquisition was $64.2 million consisting of a combination of $42.2 million in cash, and 8.3 million shares of the Company’s common stock valued at $22.0 million.
On April 26, 2007, the Company announced that it will move all production from the recently acquired facility in Dillon, South Carolina to its facility in Yadkinville, North Carolina, which has both the footprint and equipment to accommodate the volume projected for the Dillon plant. Maximizing its facility utilization rates will better enable the Company to lower its manufacturing costs. Due to automation, Yadkinville is the most cost effective facility to consolidate the Dillon volume. As a result, the Company will be increasing its wage positions in North Carolina by approximately 120, while decreasing its wage positions in South Carolina by 321. The Company does not expect that the consolidation will impact overall production during the transition period. The Company anticipates that closure costs for the Dillon plant, including severance and equipment moves, will be approximately $2.1 million, and that it will realize annual savings of approximately $5.0 million as a result of the consolidation. This closure is in line with the Company’s strategic objectives of taking excess capacity out of the market to lower its manufacturing costs. The Company expects to complete this transition by July 2007 with no interruption of service to its customers.
Offsetting these positives in the March 2007 quarter were pre-tax impairment charges totaling $12.9 million associated with the write down of certain plants and equipment. The Company will consolidate all of its dyed yarn operations in its facility in Reidsville, North Carolina (the “Reidsville facility”), which will result in the idling of the dye house facility located in Mayodan, North Carolina (the “Mayodan facilities”). The decision to close this facility was in response to overall lower dyed yarn volumes resulting from the loss of Collins & Aikman, one of its major dyed customers, and was made prior to learning of the bankruptcy filing of another one of its major dyed yarn customers discussed below. The Company simultaneously reviewed three nylon manufacturing facilities (the “Madison facilities”) located in Madison, North Carolina, which have been classified as “held for sale” for a one year period. The Company will continue to actively market these facilities, but recorded a pre-tax impairment charge related to a reappraisal of these facilities. In addition, idle equipment that was “held for sale” at the Madison facilities has been written down to its scrap value, resulting in an additional impairment charge.
Joan Fabrics Corporation filed a voluntary petition on April 10th to reorganize under Chapter 11 under the United States Bankruptcy Code. As of March 25, 2007, the Company had net receivables of approximately $4.8 million owed to it by Joan Fabrics, and has taken a non-cash, pre-tax bad debt charge of approximately $2.8 million during the third quarter of fiscal year 2007, which, along with the $2.0 million of pre-tax charges previously incurred will fully reserve these receivables. The Company also wrote down approximately $0.7 million of inventory produced specially for Joan Fabrics which it now considers to be obsolete. The Company is finalizing the conditions under which it will continue to do business with Joan Fabrics. These conditions will require approval from the United States Bankruptcy Court.
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
Corporate
On April 19, 2006, the Board authorized the issuance of one hundred fifty thousand stock options, and on July 26, 2006, the Board authorized the issuance of an additional 1.1 million stock options to certain key employees under the 1999 Long-Term Incentive Plan. The total non-cash charges over the vesting term of the stock options equates to $2.0 million of which $1.0 million was charged as stock-based compensation during the quarter ended September 24, 2006 and $0.1 million was charged as stock-based compensation during the quarter ended June 25, 2006. With the exception of the immediate vesting of three hundred thousand stock options granted to the CEO in the September 24, 2006 quarter, the remaining stock options vest in three equal installments: the first one-third at the time of each grant, the next one-third on the first anniversary of each grant and the final one-third on the second anniversary of each grant. For the fiscal quarter and year-to-date period ended March 25, 2007, the Company expensed $0.2 million and $1.4 million, respectively in stock-based compensation.
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”), and as a result, recognized $1.1 million in deferred compensation charges in that quarter. This Plan was established for the purpose of providing supplemental retirement benefits for a small group of management employees. For the year-to-date period, the Company recognized $1.5 million in expense.
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
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the year-to-date period ended March 25, 2007 (amounts in thousands):

	Balance at				Balance at
	June 25, 2006	Charges	Adjustments	Amounts Used	March 25, 2007

Accrued severance	$576	—	1,073	(547)	$1,102
Accrued restructuring	$3,550	—	175	(748)	$2,977
Joint Ventures and Other Equity Investments
On June 10, 2005, Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”) to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, Peoples Republic of China. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005. For the quarter and year-to-date periods ended March 25, 2007, the Company recognized net equity losses relating to YUFI of $0.7 million and $4.3 million, respectively, compared to a net equity loss of $0.9 million for the quarter ended March 26, 2006. Since YUFI reports its financial results on a one month lag, and given the date of the joint venture transaction, the March 26, 2006 year-to-date net equity loss of $2.0 million is not comparable. The Company also records revenues from the joint venture under a licensing agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. For the quarter and year-to-date periods ended March 25, 2007, the Company recorded Other (income) expense, net from the licensing agreement of $1.3 million and $2.1 million, respectively. In addition, the Company recognized in operating expenses $0.8 million and $2.9 million, respectively, for the third quarter and year-to-date periods of fiscal year 2007, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations. These expenses are directly related to providing technological support to the joint venture.
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 11 manufacturing facilities primarily located in central and western North Carolina. During the third quarter and year-to-date periods ended March 25, 2007, the Company had equity earnings relating to PAL of $1.7 million and $0.8 million, respectively, compared to earnings of null and $3.3 million for the corresponding periods in the prior year. PAL has paid the Company $0.2 million in accumulated distributions during fiscal year 2007. The Company received a $5.8 million dividend distribution from Parkdale America in April 2007.
In September 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina which is owned by the Company. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas. The Company has a put right under the USTF operating agreement to sell its entire interest in the joint venture at fair market value and the related Stoneville, North Carolina manufacturing facility for $3.0 million in cash to SANS Fibres. Under the terms of the agreement, after December 31, 2006, the Company must give one year’s prior written notice of its election to exercise the put right. On January 2, 2007, the Company notified SANS Fibres that it was exercising its put right to sell its interest in the joint venture. Negotiations to determine an agreeable price for the Company’s interest in the joint venture began during the third quarter of fiscal year 2007 with an anticipated transaction completion date in the third quarter of fiscal year 2008.
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
Condensed balance sheet information as of March 25, 2007, and income statement information for the quarter and year-to-date periods ended March 25, 2007, of the combined unconsolidated equity affiliates is as follows (amounts in thousands):

As of
March 25, 2007
Current assets	$168,000
Noncurrent assets	195,073
Current liabilities	50,379
Noncurrent liabilities	14,105
Shareholders’ equity and capital accounts	298,589

	For the Quarter Ended	For the Nine-Months Ended
	March 25, 2007	March 25, 2007
Net sales	$151,636	$446,993
Gross profit	7,113	9,131
Loss from operations	1,859	(7,097)
Net loss	1,909	(8,850)

Review of Third Quarter Fiscal Year 2007 Compared to Third Quarter Fiscal Year 2006
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the third fiscal quarters ended March 25, 2007 and March 26, 2006, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net loss components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	March 25, 2007		March 26, 2006
		% to Total		% to Total	% Change
Net sales
Polyester	$138,167	77.5	$141,626	78.1	(2.4)
Nylon	40,035	22.5	39,772	21.9	0.7

Total	$178,202	100.0	$181,398	100.0	(1.8)

		% to Sales		% to Sales
Gross profit
Polyester	$10,222	5.7	$11,881	6.5	(14.0)
Nylon	3,228	1.8	1,256	0.7	157.0

Total	13,450	7.5	13,137	7.2	2.4

Selling, general and administrative expenses
Polyester	9,035	5.1	7,904	4.4	14.3
Nylon	2,142	1.2	2,280	1.2	(6.1)

Total	11,177	6.3	10,184	5.6	9.8

Write down of long-lived assets
Polyester	4,927	2.8	—	—	—
Nylon	7,943	4.4	815	0.4	874.6

Total	12,870	7.2	815	0.4	1,479.1
Other (income) expense, net	5,363	3.0	3,257	1.8	64.7

Loss from continuing operations before income taxes	(15,960)	(9.0)	(1,119)	(0.6)	1,326.3
Provision (benefit) for income taxes	(2,075)	(1.2)	208	0.1	(1,097.6)

Loss from continuing operations	(13,885)	(7.8)	(1,327)	(0.7)	946.3
Income (loss) from discontinued operations, net of tax	666	0.4	(790)	(0.4)	(184.3)

Net loss	$(13,219)	(7.4)	$(2,117)	(1.1)	524.4

As reflected in the tables above, consolidated net sales from continuing operations decreased from $181.4 million to $178.2 million which was attributable to a decline in the polyester segment in the third quarter of fiscal year 2007. Consolidated unit volume decreased 4.7% for the third quarter of fiscal year 2007, while average net selling prices increased 2.9% for the same period.
Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations was $13.5 million for the quarter ended March 25, 2007 compared to $13.1 million for the quarter ended March 26, 2006, and increased 0.3% as a percentage of net sales. Raw material prices remained flat during the March 2007 quarter as anticipated.

Consolidated selling, general and administrative expenses (“SG&A”) increased $1.0 million or 9.8% for the third quarter of fiscal year 2007 as compared to the prior year third quarter, and as a percentage of sales increased 0.7% when compared to the same periods. Domestically, the increase in SG&A of $0.8 million for the quarter was primarily a result of the addition of Dillon amortization expenses ($1.1 million) and Dillon related sales and service fees ($0.8 million), stock-based compensation, and equipment maintenance. These increases were offset by decreases mainly in salary fringes and depreciation expense. SG&A related to its foreign operations remained consistent with the prior year quarter amounts.
Other (income) expense, net includes equity in (earnings) losses of unconsolidated affiliates, interest expense, interest income, bad debt expense, and restructuring charges. The increased net expenses in the third quarter of fiscal year 2007 were primarily attributable to increased bad debt expense of $2.1 million relating to one customer who filed bankruptcy in April 2007 resulting in $2.8 million of additional bad debt, increased interest expense of $2.0 million as a result of higher bond interest rates, and decreased interest income of $0.8 million due to the reduction of cash investments offset by increases in other income and expense of $1.9 million and increases in income of unconsolidated affiliates of $0.9 million. Other income and expense included a gain from the sale of a facility in Yadkinville, North Carolina of $1.7 million.
As a result of the above items, loss from continuing operations before income taxes increased in the third quarter of fiscal year 2007 as compared to the prior year quarter by $14.8 million.
The Company’s income tax benefit for the quarter ended March 25, 2007 resulted in an effective tax rate of 13.0% compared to an 18.6% income tax expense for the quarter ended March 26, 2006. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter were due to losses from certain foreign operations taxed at a lower effective rate and an increase in the valuation allowance for capital losses.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against deferred tax assets for North Carolina income tax credit carryforwards and capital losses. The valuation allowance had a net increase of $2.9 million at March 25, 2007 compared to null at March 26, 2006. The increase for the quarter resulted from a complete offset of deductible temporary differences with respect to certain capital losses.
On July 28, 2005, the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management’s plan to exit the business was successfully completed resulting in the reclassification of the segment’s losses as discontinued operations for all periods presented.
The income from discontinued operations for the third quarter of fiscal year 2007 was primarily due to a benefit from the recovery of bad debt from a customer associated with the Ireland facility. Comparatively, the loss from discontinued operations, net of tax for the third quarter of fiscal year 2006 included activities associated with the Ireland facility with the addition of the sourcing business activities discussed above.
Polyester Operations
Net sales for the polyester segment decreased 2.4% for the third quarter of fiscal year 2007 as compared to the prior year third quarter due to the low demand from the retail sector. Although the polyester segment experienced an increase in average selling prices of 2.4%, unit volumes declined by 4.9%.
Sales in local currency for the Brazilian operation decreased 1.8% for the third quarter of fiscal year 2007 compared to the prior year quarter due to an increase in average selling prices of 2.6% and a decrease in unit volumes of 4.3%. The movement in currency exchange rates from the prior year to the current year positively impacted the third quarter of fiscal year 2007 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the third quarter were higher by $1.1 million than what sales would have been using prior year currency rates.
Gross profit for the polyester segment in the third quarter decreased $1.7 million from the same prior year period. Although the Company experienced a volume improvement in the March 2007 quarter over the December 2006 quarter, the volume mix was not as rich as anticipated. A significant portion of the returning volume was commodity-related rather than differentiated specialty yarns. The Company will address these mix concerns, but, it does not anticipate a substantial change in the mix between commodity and differentiated specialty yarns in the upcoming fiscal 2007 fourth quarter.
SG&A expenses for the third quarter of fiscal year 2007 were $9.0 million compared to the prior year third quarter amount of $7.9 million and, as a percentage of sales, increased 0.9% when compared to the same periods. The increase was primarily a result of the addition of Dillon amortization expenses ($1.1 million) and Dillon related sales and service fees ($0.8 million), stock-based compensation, and equipment maintenance. These increases were offset by decreases mainly in salary fringes and depreciation expense.
The polyester segment recorded a pre-tax impairment charge of $4.9 million in the current quarter. See the consolidated section for further explanation. Refer to the discussion in “Recent Developments and Outlook” section.
The Company operated two polyester dye facilities which are located in Mayodan, North Carolina and Reidsville, North Carolina. On March 22, 2007, the Company committed to a plan to idle the Mayodan facility and consolidate all of its dyed operations into the Reidsville facility as disclosed on the Company’s Form 8-K filed on April 13, 2007. The consolidation process is expected to be completed by the end of June 2007 and at that time the Company will begin to explore the sale of such facility. Pursuant to this determination, the Company performed an impairment review in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and received an appraisal relating to the Mayodan facility. The appraisal indicated that the carrying amount of the Mayodan facility exceeded its fair value. Accordingly, the Company recorded in the quarter ended March 25, 2007 a pre-tax impairment charge of $4.4 million. The facility is not classified as held for sale at this time.
Nylon Operations
Nylon segment net sales increased 0.7% for the third quarter of fiscal year 2007 compared to the prior year quarter while average selling prices increased 3.0% and unit volumes decreased 2.4%. The increase in net sales for the third quarter of fiscal year 2007 as compared to the prior year third quarter of fiscal year 2006 was primarily due to the Dillon acquisition.
Gross profit for the nylon segment was higher by $2.0 million compared to the prior year third quarter. The nylon segment was able to maintain its margins with cost reduction efforts, improved product mix and increased selling prices. In addition, the nylon segment recognized a $0.4 million benefit to its variable expenses due to the favorable settlement on an energy claim.
SG&A expenses allocated to the nylon segment decreased $0.1 million to $2.1 million for the third quarter of fiscal year 2007, compared to the prior year third quarter. However, SG&A expenses as a percentage of nylon net sales were 5.4% for the third quarter of fiscal year 2007 compared to 5.7% for the third quarter of the prior year. The decrease in this percentage was a result of higher net sales.

In April 2007, the Company reviewed the Madison facilities as the facilities that have been classified as “held for sale” for a one year period and have not been sold. The Company completed its SFAS 144 review relating to the Madison facilities and recorded an additional pre-tax impairment charge of $3.0 million which included $0.3 million in estimated selling expenses in the quarter ended March 25, 2007. As a result, the Company has reduced its offering price for the Madison facilities and will continue to actively market these facilities. In addition, the Madison facilities stored idle equipment relating to their operations. This equipment has also been classified as “held for sale” for the past year and the Company has determined that a sale is not possible. Consequently, the Company has determined to write such equipment down to its scrap value of $0.2 million. The Company completed its SFAS 144 review and recorded an impairment charge of $5.5 million relating to the idle equipment in the third quarter.

Review of Year-To-Date Fiscal Year 2007 Compared to Year-To-Date Fiscal Year 2006
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the year-to-date period ended March 25, 2007 and March 26, 2006, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Nine-Months Ended
	March 25, 2007		March 26, 2006
		% to Total		% to Total	% Change
Net sales
Polyester	$387,145	76.7	$422,581	76.1	(8.4)
Nylon	117,896	23.3	133,036	23.9	(11.4)

Total	$505,041	100.0	$555,617	100.0	(9.1)

		% to Sales		% to Sales
Gross profit
Polyester	$18,562	3.7	$27,027	4.9	(31.3)
Nylon	6,548	1.3	3,883	0.7	68.6

Total	25,110	5.0	30,910	5.6	(18.8)
Selling, general and administrative expenses
Polyester	25,992	5.1	24,480	4.4	6.2
Nylon	6,862	1.4	6,652	1.2	3.2

Total	32,854	6.5	31,132	5.6	5.5
Write down of long-lived assets
Polyester	6,929	1.4	—	—	—
Nylon	7,943	1.6	2,315	0.4	243.1
Corporate	1,200	0.2	—	—	—

Total	16,072	3.2	2,315	0.4	594.3
Restructuring charges (recovery)
Polyester	—	—	47	—	—
Nylon	—	—	(18)	—	—

Total	—	—	29	—	—
Other (income) expense, net	21,209	4.2	7,984	1.4	165.6

Loss from continuing operations before income taxes	(45,025)	(8.9)	(10,550)	(1.8)	326.8
Benefit for income taxes	(3,748)	(0.7)	(1,023)	(0.2)	266.4

Loss from continuing operations	(41,277)	(8.2)	(9,527)	(1.6)	333.3
Income from discontinued operations, net of tax	463	0.1	556	0.1	(16.7)

Net loss	$(40,814)	(8.1)	$(8,971)	(1.5)	355.0

As reflected in the tables above, consolidated net sales from continuing operations decreased from $555.6 million to $505.0 million which was attributable to declines in both the polyester and nylon segments for the current year-to-date period. Consolidated unit volume decreased 12.1% for the current year-to-date period, while average net selling prices increased 3.0% for the same period. Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations was $25.1 million for the current year-to-date period compared to $30.9 million for the prior year-to-date period and decreased 0.6% as a percentage of net sales. On a per pound basis, gross margin declined 7.6% for the comparable year-to-date periods.
Consolidated SG&A increased $1.7 million or 5.5% for the year-to-date period ended March 25, 2007 as compared to the prior year comparable period and as a percentage of sales increased 0.9% when compared to the same period. Domestically, the increase in SG&A of $1.2 million for the year was primarily a result of increases in stock-based compensation, deferred compensation, the addition of Dillon amortization expenses ($1.1 million) and Dillon related sales and service fees ($0.8 million). These increases were offset by decreases mainly in salary fringes, depreciation expense, and professional fees. SG&A related to its foreign operations remained consistent with the prior year amounts.
On October 26, 2006, the Company announced its intent to sell a manufacturing facility that the Company had leased to a tenant since 1999. As a result of its decision, the Company performed an impairment review and recorded a $1.2 million impairment charge during the first quarter of fiscal year 2007.
Other (income) expense, net includes equity in (earnings) losses of unconsolidated affiliates, interest expense, interest income, bad debt expense, and restructuring charges. The increased net expenses in the year-to-date period ended March 25, 2007 were primarily attributable to reductions of income of unconsolidated affiliates of $5.8 million, increased interest expense of $4.7 million, decreased interest income of $2.8 million, and increased bad debt expense of $1.5 million offset by increases in other income and expenses of $1.6 million.
As a result of the above items, loss from continuing operations before income taxes increased in the current year-to-date period as compared to the prior year-to-date period by $34.5 million.
The Company’s income tax benefit for the year-to-date period ended March 25, 2007 resulted in an effective tax rate of 8.3% compared to a 9.7% income tax benefit for the year-to-date period ended March 26, 2006. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the year-to-date period ended March 25, 2007 were losses from certain foreign operations taxed at a lower effective rate and increases in the valuation allowance for capital losses.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against deferred tax assets for North Carolina income tax credit carryforwards and capital assets. The valuation allowance had a net increase of $8.0 million at March 25, 2007 compared to an increase of $0.4 million at March 26, 2006. The increase for the year-to-date period resulted from lower estimates of future utilization of North Carolina income tax credit carryforwards as well as a complete offset of deductible temporary differences with respect to certain capital losses.
The income from discontinued operations for the current year-to-date period was primarily due to a benefit from the recovery of bad debt from a customer associated with the Ireland facility, wind up activities associated with the Ireland facility, and currency translation adjustments related to all foreign discontinued operations. Comparatively, income from discontinued operations, net of tax for the current year-to-date period ended March 25, 2007 was $0.1 million less than the prior year-to-date period due primarily to the reduction in wind up sales of miscellaneous assets of the Irish facility and the reclassification of the sourcing segment losses to discontinued operations.

Polyester Operations
Polyester unit volume decreased 12.0% for the year-to-date period ended March 25, 2007, while average net selling prices increased 3.6% compared to the prior year-to-date period. The decrease in net sales of $35.4 million for the year-to-date period of fiscal year 2007 as compared to the prior year period was primarily due to lower volumes related to low demands in the domestic textured polyester operations and customer price increases for polyester raw materials.
Sales in local currency for the Brazilian operation increased 8.6% for the year-to-date period ended March 25, 2007 compared to the prior year due to an increase in average selling prices of 2.8% and an increase in unit volumes of 5.7%. The movement in currency exchange rates from the prior year-to-date period to the current year-to-date period positively impacted the current year-to-date period sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the period were $4.3 million higher than what sales would have been using prior year currency rates.
Gross profit for the polyester segment for the year-to-date period ended March 25, 2007 decreased $8.5 million from the same prior year-to-date period. Although selling prices have increased for the comparable year-to-date periods, the increased cost of raw materials coupled with the decline in volumes has eroded margins on a per pound basis by 22%.
SG&A expenses for the year-to-date period ended March 25, 2007 were $26.0 million compared to the prior year-to-date period amount of $24.5 million, an increase of $1.5 million for the polyester segment, compared to consolidated SG&A which increased $1.7 million. SG&A expenses as a percentage of polyester net sales were 6.7% for the current year-to-date period compared to 5.8% for the prior year-to-date period. See discussions on consolidated year-to-date SG&A above. The Company’s Brazilian operation recognized a $2.0 million impairment charge which included the book value of ten abandoned machines and the related dismantling and removal costs.
The Company operated two polyester dye facilities which are located in Mayodan, North Carolina and Reidsville, North Carolina. On March 22, 2007, the Company committed to a plan to idle the Mayodan facility and consolidate all of its dyed operations into the Reidsville facility. The consolidation process is expected to be completed by the end of June 2007 and at that time the Company will begin to explore the sale of such facility. Pursuant to this determination, the Company performed an impairment review in accordance with SFAS 144 and received an appraisal relating to the Mayodan facility. The appraisal indicated that the carrying amount of the Mayodan facility exceeded its fair value. Accordingly, the Company recorded in the quarter ended March 25, 2007 a pre-tax impairment charge of $4.4 million. The facility is not classified as held for sale at this time.
Nylon Operations
Nylon segment unit volume for the year-to-date period ended March 25, 2007 decreased 12.8% when compared to the corresponding prior year-to-date period. While average selling prices increased 1.4%, net sales for the nylon segment decreased 11.4%.
Gross profit for the nylon segment increased $2.7 million to $6.5 million in the current year-to-date period compared to the prior year-to-date period. The increase in gross profit is attributable primarily to cost savings from recent consolidation efforts and an improvement in product mix.

SG&A expenses allocated to the nylon segment increased $0.2 million to $6.9 million for the current year-to-date period compared to the prior year-to-date period. As a percentage of nylon net sales, SG&A expenses were 5.8% in the current year compared to 5.0% in the prior year. See consolidated SG&A for detailed discussions.
During the quarter ended September 25, 2005, management decided to consolidate its domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant 1 in Mayodan, North Carolina and moving its operations and offices to Plant 3 in Madison, North Carolina which is the Nylon division’s largest facility with over one million square feet of production space. As a part of the consolidation plan, the Madison facilities were vacated and classified as held for sale later in fiscal year 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facility’s carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal year 2006 which included $0.2 million of estimated selling costs. In April 2007, the Company simultaneously reviewed the Madison facilities as the facilities have been classified as “held for sale” for a one year period and have not been sold. The Company completed its SFAS 144 review relating to the Madison facilities and recorded an additional pre-tax impairment charge of $3.0 million which included $0.3 million in estimated selling expenses in the quarter ended March 25, 2007. As a result, the Company has reduced its offering price for the Madison facilities and will continue to actively market these facilities. In addition, the Madison facilities stored idle equipment relating to their operations. This equipment has also been classified as “held for sale” for the past year and the Company has determined that a sale in not possible. Consequently, the Company has determined to write such equipment down to its scrap value of $0.2 million. The Company completed its SFAS 144 review and recorded an impairment charge of $5.5 million relating to the idle equipment in the third quarter.
Liquidity and Capital Resources
Cash Provided By (Used In) Continuing Operations
Cash used by continuing operations was $3.6 million for the year-to-date period ended March 25, 2007, compared to cash provided by continuing operations of $23.4 million for the corresponding period of the prior year. The primary reasons for the decrease in cash from operating activities including net losses are, increased working capital, decreased depreciation and amortization, increased deferred income tax, and increased gains from the sale of assets of $8.2 million, $4.2 million, $1.5 million, and $1.4 million, respectively. These amounts were offset by increases in write downs of long-lived assets, losses on equity affiliates, bad debt expenses, stock based compensation, and other miscellaneous items of $13.8 million, $3.6 million, $1.5 million, $1.0 million, and $0.2 million, respectively. All working capital changes have been adjusted to exclude currency translation and acquisition effects.
The primary reason for the decline in cash from operations relates to the Company’s reduced operating income and the overall net losses. The Company’s operating losses increased by $7.5 million as a result of a 9% year-to-date reduction in sales, increased raw material prices, and increased selling, general and administrative costs. Although raw material prices stabilized during the third quarter of fiscal year 2007, the Company experienced higher prices due to increased demand for xylenes in the first quarter of fiscal year 2007 which resulted in an overall price increase year-to-date. The decline in sales volumes and increased raw material pricing significantly reduced the Company’s cash flow from operations. In addition, selling, general and administrative expenses increased due to the Company’s newly acquired Dillon manufacturing facility.
Cash distributions from equity affiliates declined $1.9 million from $2.1 million to $0.2 million for the current year-to-date period as compared to the prior year-to-date period. However, the Company received a $5.8 million dividend distribution from Parkdale America in April 2007.

Working capital cash outflows primarily relate to accounts payable and accruals of $5.9 million, income tax payable of $1.8 million, trade receivables of $8.3 million and inventories of $1.2 million offset by inflows relating to prepaid expenses of $1.4 million. The accounts receivable increase primarily relates to the Dillon acquisition in January. The cash outflows associated with accounts payable and accrued expenses primarily relate to lower raw material purchases and decreased accruals related to payroll, severance, and fringe benefits.
On November 15, 2006 the Company paid the first interest payment on the $190.0 million senior secured notes of $10.9 million compared to $16.3 million made on the $250.0 million senior, unsecured notes during the same prior year-to-date period. The Company’s next interest payment of $10.9 million on the notes is due in May 2007.
The Company ended the third quarter of fiscal year 2007 with working capital of $190.7 million, which included cash and cash equivalents of $26.8 million, compared to working capital at June 25, 2006 of $181.5 million. Working capital for June 25, 2006 was restated for a change in assets held for sale which increased its current assets and decreased property, plant, and equipment by $2.0 million. The current ratio (current assets/current liabilities) increased from 2.8 as of June 25, 2006 to 3.0 as of March 25, 2007.
Cash Provided By (Used In) Investing and Financing Activities
The Company utilized $46.2 million for net investing activities and provided $38.8 million in net financing activities during the year-to-date period ended March 25, 2007. The primary cash expenditures for investing and financing activities during this period included $42.8 million for the Dillon acquisition and other acquisition related expenses, $5.5 million for capital expenditures, $1.2 million for other financing activities, $1.0 million for restricted cash, and $0.2 million for net split dollar life insurance premiums for former employees, offset by $40.0 million in net borrowings of long-term debt, $2.4 million for the proceeds from the sale of assets, $0.7 million from receipts from notes receivable, and $0.2 million in return of capital from equity affiliates. As of March 25, 2007, the Company is not committed to make any significant capital expenditures, however it expects to spend approximately $7 to $9 million primarily for equipment and technology upgrades during fiscal year 2007.
The Company believes that future cash generated by operations, together with access to its amended revolving credit agreement (the “Amended Credit Agreement”) as described below, will be sufficient to meet all operating and capital needs in the foreseeable future.
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
On January 2, 2007, the Company borrowed $43.0 million under the Amended Credit Agreement to finance the purchase of the Dillon assets located in Dillon, South Carolina. The borrowings were derived from two separate LIBOR rate revolving loans; a $15.0 million, 6.58%, thirty day loan and a $28.0 million, 6.60%, 60 day loan. As of March 25, 2007, the Company had replaced these loans with three separate LIBOR rate revolving loans, a $4.0 million, 6.57%, thirty day loan, a $16.0 million, 6.59%, sixty day loan and a $20.0 million, 6.60%, ninety day loan. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available. The Company had remaining availability of $53.7 million under the terms of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at March 25, 2007 was 6.6%. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base.
On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes (“2014 notes”) which mature on May 15, 2014. These notes were issued to substantially replace $250 million of senior, unsecured debt securities that were due February 2008. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under the Company’s Amended Credit Agreement on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the notes and guarantees on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offering . The estimated fair value of the 2014 notes, based on quoted market prices, at March 25, 2007 and June 25, 2006, was approximately $188.1 million and $182.4 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth business day of November and May.
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
Forward-Looking Statements
Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to:
•	the competitive nature of the textile industry and the impact of worldwide competition;

•	changes in the trade regulatory environment and governmental policies and legislation;

•	the availability, sourcing and pricing of raw materials;

•	general domestic and international economic and industry conditions in markets where the Company competes, such as recession and other economic and political factors over which the Company has no control;

•	changes in consumer spending, customer preferences, fashion trends and end-uses;

•	the Company’s ability to reduce production costs;

•	the Company’s ability to invest in new acquisitions and long-lived assets;

•	changes in currency exchange rates, interest and inflation rates;

•	the financial condition of the Company’s customers;

•	technological advancements and the continued availability of financial resources to fund capital expenditures;

•	the operating performance of joint ventures, alliances and other equity investments;

•	the impact of environmental, health and safety regulations; and

•	employee relations.
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
Interest Rate Risk: The Company is exposed to interest rate risk through its various borrowing activities. Substantially all of the Company’s borrowings are in long-term fixed rate LIBOR loans and notes. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.
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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is June 2007.
The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 25,	June 25,
	2007	2006
Foreign currency purchase contracts:
Notional amount	$870	$526
Fair value	882	535

Net (gain) loss	$(12)	$(9)

Foreign currency sales contracts:
Notional amount	$576	$833
Fair value	588	878

Net (gain) loss	$12	$45

For the quarters ended March 25, 2007 and March 26, 2006, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in null and $0.2 million, respectively. For the year-to-date periods ended March 25, 2007 and March 26, 2006, the total impact of foreign currency related items was pre-tax gain of $0.1 million and a pre-tax loss of $0.3 million, respectively.
Raw Material Supply: The Company depends on a limited number of third parties for certain of its raw material supplies. Although alternative sources of raw materials exist, the Company may not continue to be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources when its existing supply agreements expire. In addition, the Company in the past and may in the future experience interruptions or limitations in the supply of raw materials, which would increase its product costs and could have a material adverse effect on its business, financial condition, results of operations or cash flows .
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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 25, 2007.
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
(c)	The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 25, 2007:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
12/25/06 - 01/24/07	—	—	—	6,807,241
01/25/07 - 02/24/07	—	—	—	6,807,241
02/25/07 - 03/25/07	—	—	—	6,807,241

Total	—	—	—

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
     Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
     Item 5. Other Information
Not applicable.
     Item 6. Exhibits
2.1	Amendment to Asset Purchase Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, dated as of January 1, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2007).

4.1	Registration Rights Agreement between Unifi, Inc. and Dillon Yarn Corporation, dated as of January 1, 2007 (incorporated by reference from Exhibit 7.1 to the Company’s Schedule 13D dated January 2, 2007).

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UNIFI, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: May 4, 2007	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Vice President, Chief Operating Officer and Chief Financial Officer (Mr. Lowe is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)