Form 10-K
period 2007-06-24
UNIFI INC
filed 2007-09-07
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2007
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

As of December 22, 2006, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $105,669,558. The Registrant has no non-voting stock.

As of September 5, 2007, the number of shares of the Registrant’s common stock outstanding was 60,541,800.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 24, 2007, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries the “Company” or “Unifi”), is primarily a diversified North American producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and nylon covered spandex products. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products. The Company’s net sales and net loss for fiscal year 2007 were $690.3 million and $116.3 million, respectively.

The Company works across the supply chain to develop and commercialize specialty yarns that provide performance, comfort, aesthetic and other advantages that enhance demand for its products. The Company has branded the premium portion of its specialty value-added yarns in order to distinguish its products in the marketplace. The Company currently has approximately 20 premium value-added yarns in its portfolio, commercialized under several brand names, including Sorbtek®, A.M.Y.®, Mynx® UV, Reflexx®, MicroVista®, aio® and Repreve®.

A significant number of customers, particularly in the apparel market, produce finished goods that they seek to make eligible for duty-free treatment in the regions covered by the North American Free Trade Agreement (“NAFTA”), the U.S. — Dominican Republic — Central American Free Trade Agreement (“CAFTA”), the Caribbean Trade Partnership Act (“CBI”) and the Andean Trade Preferences Act (“ATPA”) (collectively, the “regional free-trade markets”). When U.S.-origin partially oriented yarn (“POY”) is used to produce finished goods in these regional free-trade markets, and other origin criteria are met, then the finished goods are eligible for duty-free treatment. The Company uses advanced production processes to manufacture its high-quality yarns cost-effectively. The Company believes that its flexibility and experience in producing specialty yarns provides important development and commercialization advantages. The Company has state-of-the-art manufacturing operations in North and South America and participates in joint ventures in the People’s Republic of China (“China”), Israel and the United States.

Recent Developments

On April 26, 2007, the Company announced its plans to move all production from the recently acquired Dillon Yarn Corporation (“Dillon”) facility in Dillon, South Carolina to its facility in Yadkinville, North Carolina. The closure of the Dillon facility is consistent with the Company’s strategy of making key acquisitions and then eliminating redundant overhead costs and consolidating excess capacity to lower its manufacturing costs. The Company completed this transition in July 2007 with no interruption of service to its customers.

On August 1, 2007, the Company announced that the Board of Directors terminated Mr. Brian Parke as the Chairman, President and Chief Executive Officer of the Company effective immediately. Mr. Parke had been President of the Company since 1999, Chief Executive Officer since 2000 and Chairman since 2004. Mr. Parke has agreed to continue to serve on a part-time consulting basis as the Vice Chairman of the Company’s Chinese joint venture. The Company also announced that the Board of Directors appointed Mr. Stephen Wener as the Company’s new Chairman and “acting” Chief Executive Officer. In addition, there were several changes to its Board of Directors, including six directors’ resignations, including Mr. Parke, and the appointment of two new directors. The current Board of Directors and management remain committed to both its domestic and China strategies.

On August 2, 2007, the Company announced that it will close its Kinston, North Carolina facility. The Kinston facility produces POY for both internal consumption and third party sales. In the future, the Company will purchase most of its commodity POY needs from external suppliers for conversion in its texturing operations. The Company will continue to produce POY at its Yadkinville, North Carolina facility for its specialty and premium value yarns and certain commodity yarns. The Company expects that it will take four to five months to transition from producing POY at the Kinston location and expects to complete the supply chain logistics required for a complete shut-down by the end of the calendar year 2007. During the first quarter of fiscal year 2008, the Company reorganized certain corporate staff and manufacturing support functions to further reduce costs. Approximately 310 employees including 110 salaried positions and 200 wage positions will be affected as a result of these reorganization plans including the termination of Benny L. Holder, the Company’s Vice President and Chief Information Officer. The Company will record severance expense of approximately $4.9 million in the first half of fiscal year 2008 which includes severance of $2.4 million in connection with the termination of its former President and Chief Executive Officer.

Industry Overview

The textile and apparel industry consists of natural and synthetic fibers used for apparel and non-apparel applications. The industry is characterized by dependence upon a wide variety of end-markets which primarily include apparel, home textiles, industrial and consumer products, floor coverings, fiber fill and tires. The apparel and hosiery markets account for 25% of total production, the floor covering market accounts for 33%, the industrial and consumer markets account for 31%, and the home textiles market accounts for the remaining 11%.

According to the National Council of Textile Organizations, the U.S. textile market’s total shipments were $68.6 billion for the twelve month period ended November 2006. Over the past ten years, the U.S. industry has invested more than $30 billion in new plants and equipment making it one of the most modern and productive textile sectors in the world. In calendar year 2006, the U.S. textile and apparel market employed more than most 613,000 workers. The U.S. textile industry remains the third largest textile exporter in the world with $16.8 billion in sales for the twelve month period ended November 2006.

Textiles and apparel goods are made from natural fiber, such as cotton and wool, or synthetic fiber, such as polyester and nylon. Since 1980, global demand for polyester has grown steadily, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of sales worldwide. In calendar year 2006, global polyester accounted for an estimated 40% of global fiber consumption and demand is projected to increase by 6% to 7% annually through 2010. In the U.S., the synthetic fiber sector is estimated to be approximately 58% of the textile and apparel for the calendar year 2007.

The synthetic filament industry includes petrochemical and raw material producers; fiber and yarn manufacturers (like the Company), fabric and product producers; consumer brands and retailers. Among synthetic filament yarn producers, pricing is highly competitive, with innovation, product quality and customer service being essential for differentiating the competitors within the industry. Both product innovation and product quality are particularly important, as product innovation gives customers competitive advantages and product quality provides for improved manufacturing efficiencies.

The North American textile and apparel industry has contracted since 1999, primarily as a result of intense foreign competition in finished goods on the basis of price. This has resulted in ongoing North American domestic overcapacity, forcing many producers to move operations offshore and the closure of many domestic textile and apparel plants. In addition, due to consumer preferences, demand for certain sheer hosiery product has also declined in recent years, negatively impacting nylon manufacturers. As a result, the contraction in the North American textile and apparel market continues. Industry experts expect a similar rate of decline in calendar year 2007 as compared to calendar year 2006. They also expect a lower rate of decline after calendar year 2008 as regional manufacturers continue to demand North American manufactured yarn due to the duty-free advantage, quick response times, readily available production capacity, and specialized products. North American retailers are increasingly expressing their need for a balanced procurement strategy with both global and regional producers. There has also been growing emphasis regionally towards premium value-added yarns as consumers, retailers and manufacturers demand products with enhanced performance and environment-friendly characteristics. This emphasis on incorporating specialty synthetic yarn in finished goods has greatly increased regional demand for value-added, synthetic fibers.

In the Americas, regional free-trade agreements, such as NAFTA and CAFTA, and U.S. unilateral duty preference programs, such as ATPA and CBI, have a significant impact on the flow of goods among the region and the relative costs of production. The cost advantages offered by these regional free-trade agreements and duties preference programs on finished goods which incorporate U.S.-origin synthetic fiber and the desire for quick inventory turns have enabled regional synthetic yarn producers to effectively compete with imported finished goods from lower wage-based countries. The Company estimates that the duty-free benefit of processing synthetic textiles and apparel finished goods under the terms of these regional free-trade agreements and duty preference programs typically represents a wholesale cost advantage of 28% to 32% on these finished goods. As a result of these cost advantages, it is expected that these regions will continue to increase their supply of textiles to the United States markets.

Products

The Company manufactures polyester POY and synthetic polyester and nylon yarns for a wide range of end-uses. The Company processes and sells POY, as well as high-volume commodity yarns and specialty yarns, domestically and internationally.

Polyester POY is used to make polyester yarn. Polyester yarn products include textured, dyed, twisted and beamed yarns. The Company sells its polyester yarns to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial, military, medical and other end-use markets. Nylon products include textured nylon and covered spandex products, which the Company sells to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.

In addition to producing high-volume yarns, the Company develops, manufactures and commercializes specialty yarns that provide performance, comfort, aesthetic and other advantages to fabric and garments. The Company recently introduced a line of products that are made from recycled materials which appeal to environmentally conscious consumers. The Company has branded the premium portion of its specialty value-added yarns in order to distinguish its products in the marketplace and it currently has approximately 20 premium value-added yarn products in its portfolio. These branded yarn products include:

•	Sorbtek®, a permanent moisture management yarn primarily used in performance base layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items;

•	A.M.Y.®, a yarn with permanent antimicrobial properties for odor control;

•	Mynx® UV, an ultraviolet protective yarn;

•	Reflexx®, a family of stretch yarns, that can be found in a wide array of end-use applications from home furnishings to performance wear and from hosiery and socks to workwear and denim;

•	MicroVista®, a family of microfiber yarns;

•	aio®, all-in-one performance yarns, which combine multiple performance properties into a single yarn; and

•	Repreve®, an eco-friendly yarn made from 100% recycled materials.

The Company’s net sales of polyester and nylon accounted for 77% and 23% of total net sales, respectively, for fiscal year 2007.

Sales and Marketing

The Company employs a sales force of approximately 30 persons operating out of sales offices in the United States, Brazil and Colombia. The Company relies on independent sales agents for sales in several other countries. The Company seeks to create strong customer relationships and continually seeks ways to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, Unifi has created significant pull-through sales and brand recognition for its products. For example, the Company works with brands and retailers to educate and create demand for its value-added products. The Company then works with key fabric mill partners to develop specific fabric for those brands and retailers utilizing the Company’s value-added products. Based on the results of many commercial and branded programs, this strategy has proven to be successful for the Company. Examples include:

•	Sorbtek®, which is used in many well-known apparel brands and retailers, including Wal-Mart, Asics, Reebok, the U.S. military, Dick’s Sporting Goods, Duofold, Hind and Icy Hot. Today, Sorbtek® can be found in over 2,500 Wal-Mart stores under the Athletic Works brand;

•	A.M.Y.®, which can be found in many apparel brands, including Reebok, Eastern Mountain Sports, the U.S. military, Everlast, Duofold, Jerzees Socks and Russell Athletics;

•	Mynx® UV, which can be found in Asics Running Apparel and Terry Cycling;

•	Reflexx®, which can be found in major brands, including VF Corporation’s Wrangler and Red Kap, Dockers and Majestic Athletic (a maker of uniforms for several major league baseball teams, including the New York Yankees);

•	aio® has been very successful with retailers like Costco and brands like Reebok; and

•	Repreve® has been Unifi’s most successful branded product in fiscal year 2007. Through the Company’s partnerships with companies like Polartec, LLC and Valdese Contract Weavers, Repreve can be found in well-known brands ranging from Patagonia, LL Bean, and REI to Steelcase and Herman Miller.

Customers

The Company sells its polyester yarns to approximately 900 customers and its nylon yarns to approximately 200 customers in a variety of geographic markets. In fiscal year 2007, the Company’s nylon segment had sales to Hanesbrands, Inc. (formerly Sara Lee Branded Apparel) of $71.6 million which is in excess of 10% of its consolidated revenues. The loss of this customer would have a material adverse effect on the Company’s nylon segment.

Products are generally sold on an order-by-order basis for both the polyester and nylon segments, including premium value-added yarn with enhanced performance characteristics. For substantially all customer orders, including those involving more customized yarns, the manufacture and shipment of yarn is in accordance with firm orders received from customers specifying yarn type and delivery dates.

Customer payment terms are generally consistent for both the polyester and nylon reporting segments and are usually based on prevailing industry practices for the sale of yarn domestically or internationally. In certain cases, payment terms are subject to further negotiation between the Company and individual customers based on specific circumstances impacting the customer and may include the extension of payment terms or negotiation of situation specific payment plans. The Company does not believe that any such deviations from normal payment terms are significant to either of its reporting segments or the Company taken as a whole. See “Item 1A — Risk Factors — The Company’s business could be negatively impacted by the financial condition of its customers” for more information.

Manufacturing

Polyester POY is made from petroleum-based chemicals such as terephthalic acid (“TPA”) and monoethylene glycol (“MEG”). The production of polyester POY consists of two primary processes, polymerization (performed at the Company’s Kinston facility the Company announced that it will close) and spinning (performed at the Company’s Yadkinville and Kinston facilities). The polymerization process is the production of polymer by a chemical reaction involving the combination of TPA and MEG. The spinning process involves a extrusion of molten polymer, directly from polymerization or using polyester polymer beads (“chip”) into polyester POY. The molten polymer is extruded through spinnerettes to form continuous multi-filament raw yarn. As discussed in “Recent Developments” above, the Company has announced it will be closing its POY manufacturing facility in Kinston, North Carolina and purchasing much of its commodity POY from external suppliers. The Company will continue to produce POY at its Yadkinville, North Carolina facility mostly for its specialty and premium value yarns.

The Company’s polyester and nylon yarns can be sold externally or further processed internally. Additional processing of polyester products includes texturing, package dyeing, twisting and beaming. The texturing process, which is common to both polyester and nylon, involves the use of high-speed machines to draw, heat and false-twist the POY to produce yarn having various physical characteristics, depending on its ultimate end-use. Texturing of POY, which can be either natural or solution-dyed raw polyester or natural nylon filament fiber, gives the yarn greater bulk, strength, stretch, consistent dye-ability and a softer feel, thereby making it suitable for use in knitting and weaving of fabric.

Package dyeing allows for matching of customer specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting incorporates real twist into the filament yarns, which can be sold for such uses as sewing thread, home furnishings and apparel. Beaming places both textured and covered yarns on to beams to be used by customers in knitting and weaving applications. Warp drawing converts polyester POY into flat yarn, also packaged on beams.

Additional processing of nylon products primarily includes covering, which involves the wrapping or air entangling of filament or spun yarn around a core yarn. This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles while maintaining a softer feel.

The Company works closely with its customers to develop yarns using a research and development staff that evaluates trends and uses the latest technology to create innovative, premium value-added yarns reflecting current consumer preferences.

Suppliers

The primary raw material suppliers for the polyester segment are Nanya Plastics Corp. of America (“Nanya”) for chip, DAK Americas LLC (“DAK”) for TPA and E.I. DuPont de Nemours (“DuPont”) for MEG. The Company has historically entered into long-term supply agreements with these three suppliers. The chip, MEG and TPA supply agreements typically provide for formula-driven pricing. The agreement with Nanya will expire in October 2007 and is currently being renegotiated. The agreement with DAK has no minimum off-take requirements and can be terminated anytime upon two years prior notice. On April 19, 2007 the Company provided DAK notice of its intent to terminate the agreement. The original agreement with DuPont was set to terminate on December 31, 2006, however it was amended in the fourth quarter of fiscal year 2007 to extend the term to May 2008. The primary suppliers of nylon POY to the nylon segment are U.N.F. Industries Ltd. (“UNF”), HN Fibers, Ltd. (formerly SN Fibers, Ltd.), Invista S.a.r.l., and Universal Premier Fibers, LLC (formerly Cookson Fibers, Inc.). UNF is a 50/50 joint venture with Nilit Ltd. (“Nilit”), located in Israel. The joint venture produces nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The agreement with UNF is scheduled to terminate in 2008. The nylon POY production is being utilized in the domestic nylon texturing operations. Although the Company does not generally expect having any significant difficulty in obtaining raw nylon POY or chemical and other raw materials used to manufacture polyester POY, the Company has in the past and may in the future experience interruptions or limitations in supply which could materially and adversely affect its operations. See “Item 1A — Risk Factors — The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer” for a further discussion.

Joint Ventures and Other Equity Investments

The Company participates in joint ventures in China, Israel and the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Joint Ventures and Other Equity Investments” for a more detailed description of its joint ventures.

Competition

The industry in which the Company currently operates is global and highly competitive. The Company processes and sells both high-volume commodity products and more specialized yarns both domestically and internationally into many end-use markets, including the apparel, automotive upholstery and home furnishing markets. The Company competes with a number of other foreign and domestic producers of polyester and nylon yarns as well as with importers of textile and apparel products.

The polyester segment’s major regional competitors are AKRA, S.A. de C.V., O’Mara, Inc., Nanya, and Spectrum Yarns, Inc. The nylon segments major regional competitors are Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc.

The Company also competes against a number of foreign competitors that not only sell polyester and nylon yarns in the United States but also import foreign sourced fabric and apparel into the United States and other countries in which it does business, which adversely impacts the sale of its polyester and nylon yarns.

The Company’s foreign competitors include yarn manufacturers located in the regional free-trade markets who also benefit from the NAFTA, CAFTA, CBI and ATPA trade agreements which provide for duty-free treatment of most apparel and textiles between the signatory (and qualifying) countries. The cost advantages offered by these trade agreements and the desire for quick inventory turns have enabled producers from these regions, including commodity yarn users, to effectively compete. As a result of such cost advantages, the Company expects that the CAFTA and ATPA regions will continue to grow in their supply to the United States. The Company is the largest of only a few significant producers of eligible yarn under these trade agreements. As a result, one of the Company’s business strategies is to leverage its eligibility status to increase its share of business with regional fabric producers and domestic producers who ship their products into the region for further processing.

On a global basis, the Company competes not only as a yarn producer but also as part of a supply chain. As one of the many participants in the textile industry supply chain, its business and competitive position are directly impacted by the business, financial condition and competitive position of the several other participants in the supply chain in which it operates.

In the apparel market, a significant source of overseas competition comes from textile and apparel manufacturers that operate in lower labor and lower raw materials cost countries such as China. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Several of the Company’s foreign competitors have significant competitive advantages, including lower wages, raw materials and energy costs, capital costs, and favorable currency exchange rates against the U.S. dollar which could make the Company’s products less competitive and may cause its sales and operating results to decline. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on premium value-added products where the Company generates higher margins. In recent years, international imports of fabric and finished goods in the United States have significantly increased, resulting in a significant reduction in the Company’s customer base. The primary drivers for that growth are the reduction in equipment costs which have reduced barriers to entry in the market, increased overseas sourcing by U.S. retailers, the entry of China into the free-trade markets and the staged elimination of all textile and apparel quotas. In May 2005, the U.S. government imposed safeguard quotas on various categories of Chinese-made products, citing “market disruption.” Following extensive negotiations, the United States and China entered into a bilateral agreement in November 2005 resulting in the imposition of annually decreasing quotas on a number of categories of Chinese textile and apparel products until December 31, 2008. The Company expects competitive pressures to intensify as a result of the gradual elimination of trade protections. See “Item 1. Business — Trade Regulation” for a further discussion.

The U.S. automotive upholstery market has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive upholstery and the just-in-time delivery requirements. Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide. Nevertheless, to the extent the U.S. automotive industry itself faces competition from foreign made automobiles, the U.S. automotive upholstery industry is also affected by these imports.

The nylon hosiery market has been experiencing a decline in recent years due to changing consumer preferences, but is expected to decline at a much lower rate compared to previous years. Recent trends toward form fitting apparel has helped offset the sheer hosiery decline. The Company supplies the largest domestic ladies hosiery producer, Hanesbrands, Inc.

General economic conditions, such as raw material prices, interest rates, currency exchange rates and inflation rates that exist in different countries have a significant impact on competitiveness, as do various country-to-country trade agreements and restrictions.

The Company believes that the continuing development and marketing of new and improved products, the growing need for quick response, speed to market, quick inventory turns and cost of capital will continue to require a sizable portion of the textile industry to remain based in the North and Central America regions. The Company’s success will continue to be primarily based on its ability to improve the mix of product offerings to more premium value-added products, to implement cost saving strategies and to pass along raw material price increases, which will improve its financial results, and to strategically penetrate growth markets such as China.

See “Item 1A — Risk Factors — The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products” for a further discussion.

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

Intellectual Property

The Company has a limited number of patents and approximately 26 U.S. registered trademarks none of which are material to any of the Company’s reporting segments or its business taken as a whole. The Company licenses certain trademarks, including Dacron® and Softectm from INVISTA S.a.r.l. (“INVISTA”).

Employees

The Company employs approximately 2,900 employees of whom approximately 2,880 are full-time and approximately 20 are part-time employees. Approximately 2,200 employees are employed in the polyester segment, approximately 580 employees are employed in the nylon segment and approximately 120 employees are employed in corporate offices. While employees of the Company’s foreign operations are generally unionized, none of the domestic employees are currently covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Trade Regulation

Increases in global capacity and imports of foreign-made textile and apparel products are a significant source of competition for the Company. Although imported apparel represents a significant portion of the U.S. apparel market, recent regional trade agreements containing yarn forward rules of origin have provided opportunities to participate in the growing import market with apparel products manufactured outside the United States. Imports of certain textile products into the U.S. continue to increase from Asia as a result of lower wages, lower raw material and capital costs, unfair trade practices, and favorable currency exchange rates against the U.S. dollar.

The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation and foreign considerations. In January 1995, a multilateral trade organization, the World Trade Organization (“WTO”), was formed by the members of the General Agreement on Tariffs and Trade (“GATT”), to replace GATT. At that time the WTO established a mechanism by which world trade in textiles and clothing would be progressively liberalized through the elimination of quotas and the reduction of duties. The implementation began in January 1995 with the phasing-out of quotas and the gradual reduction of duties to take place over a 10-year period. As of January 1, 2005, the remaining quotas,

(representing approximately one-half of the textile and apparel imports) were removed. During 2005, textile and apparel imports from China surged, primarily gaining share from other Asian importing countries. To that end the U.S. government imposed safeguard quotas on various categories of Chinese-made products, citing “market disruption.” Following extensive negotiations, the United States and China entered into a bilateral agreement in November 2005 resulting in the imposition of annually increasing quotas on a number of categories of Chinese textile and apparel products that will remain in effect until December 31, 2008. Negotiations continue within the WTO framework to extend the textile-specific safeguards or implement new safeguards. In addition, the industry is exploring all current trade remedy laws that will address unfair trade practices that China failed to eliminate under its WTO commitment.

NAFTA is a free trade agreement between the United States, Canada and Mexico that became effective on January 1, 1994 and has created the world’s largest free-trade region. The agreement contains safeguards sought by the U.S. textile industry, including certain rules of origin for textile and apparel products that must be met for these products to receive benefits under NAFTA. Under these rules of origin, to receive NAFTA benefits, the textile and apparel products must be produced from yarn or fabric made in the NAFTA region, and all subsequent processing must occur in the NAFTA region. Thus, in general, not only must eligible apparel be made from North American fabric, but the fabric must be woven from North American spun yarn. Based on experience to date, NAFTA has had a favorable impact on the Company’s business.

In 2000, the United States passed the United States-Caribbean Basin Trade Partnership Act, amended by the Trade Act of 2002, which allows apparel products manufactured in the Caribbean region using yarns or fabric produced in the United States to be imported into the United States duty and quota free. Also in 2000, the United States passed the African Growth and Opportunity Act (“AGOA”), which was amended by the Trade Act of 2002, which allows apparel products manufactured in the sub-Saharan African region using yarns or fabric produced in the United States to be imported to the United States duty and quota free.

On August 2, 2005, the United States passed CAFTA, which is a free trade agreement between seven signatory countries: the United States, the Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. Qualifying textile and apparel products that are produced in any of the seven signatory countries from fabric, yarn or fibers that are also produced in any of the seven signatory countries may be imported into the United States duty-free. At this time, Costa Rica is the only CAFTA country that has not yet ratified the agreement and come under its provisions.

The Andean Trade Promotion and Drug Eradication Act (“ATPDEA”) passed on August 6, 2002, effectively granting participating Andean countries the favorable trade terms similar to those of the other regional free trade agreements. Under the enhanced ATPDEA, apparel manufactured in Bolivia, Colombia, Ecuador and Peru using yarns and fabric produced in the United States, or in these four Andean countries, could be imported into the United States duty and quota free through December 31, 2006. A temporary extension for the ATPDEA was granted to coincide with the ongoing free trade agreement negotiations with several of these Andean nations. Free trade agreements were recently completed with Peru and Colombia which follow, for the most part, the same yarn forward rules of origin as the ATPDEA. These agreements require congressional action which is expected by the end of calendar 2007. Also awaiting congressional action are the recently negotiated free trade agreements with Panama and South Korea. These agreements contain basic yarn forward rules of origin for textile and apparel products similar to the NAFTA.

The Deficit Reduction Act of 2005, which was signed into law on February 8, 2006, contained statutory changes to the Step 2 cotton program and export credit guarantee programs to comply with parts of a WTO ruling against U.S. cotton subsidies. This measure, part of an agriculture budget reconciliation process, eliminated the Step 2 program, which provided for payments to U.S. cotton and textile producers. As of August 1, 2006, payments made under the Step 2 program, including those to Parkdale America, LLC (“PAL”), the Company’s joint venture with Parkdale Mills, Inc., were eliminated. The industry has been involved in recommending WTO compliant measures to ease this transition.

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

The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other things, establish exposure standards regarding hazardous materials and noise standards, and regulate the use of hazardous chemicals in the workplace.

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

Recent changes in the Company’s senior management and on its Board may cause uncertainty in, or be disruptive to, the Company’s business.

The Company has recently experienced significant changes in its senior management and on the Board of Directors (“Board”). On August 1, 2007, the Company announced that the Board terminated Brian Parke as the

Chairman, President and Chief Executive Officer of the Company effective immediately. Mr. Parke had been President of the Company since 1999, Chief Executive Officer since 2000 and Chairman since 2004. The Company also announced that the Board appointed Stephen Wener as the Company’s new Chairman and “acting” Chief Executive Officer while the Company searches for a permanent replacement. In addition, there have been several recent changes to the Board, including the resignation of six directors, including Mr. Parke, and the appointment of two new directors. On August 22, 2007, the Company announced an internal reorganization that involved the termination of Benny L. Holder, the Company’s Vice President and Chief Information Officer. The Company currently does not have any employment agreements with its senior management team other than Mr. Lowe, and cannot assure investors that any of these individuals will remain with it. The Company currently does not have a life insurance policy on any of the members of the senior management team. These changes in the Company’s senior management and on the Board may be disruptive to its business, and, during this current transition period, there may be uncertainty among investors, vendors, customers, rating agencies, employees and others concerning the Company’s future direction and performance. Moreover, the Company’s future success will depend to a significant extent on its ability to identify and hire a new President and Chief Executive Officer. If the Company is unable to identify and retain effective permanent replacements for the Company’s former President and Chief Executive Officer, its results of operations and financial condition may be adversely affected.

The Company is currently implementing various strategic business initiatives, and the success of the Company’s business will depend on its ability to effectively develop and implement these initiatives.

The Company is currently implementing various strategic business initiatives. In connection with the development and implementation of these initiatives, the Company has incurred, and expects to continue to incur, additional expenses, including, among others, expenses associated with discontinuing underperforming operations and closing certain of its plants and facilities and related severance costs. The development and implementation of these initiatives also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on the Company’s operations and profitability, particularly if the initiatives included in any new initiative proves to be unsuccessful. Moreover, if the Company is unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, the Company’s business and operating results would be adversely affected.

The Company’s substantial level of indebtedness could adversely affect its financial condition.

The Company has substantial indebtedness. As of June 24, 2007, the Company had a total of $243.3 million of debt outstanding, including $190.0 million outstanding in aggregate principal amount of 2014 notes, $1.3 million outstanding in aggregate principal amount of 2008 notes, $36.0 million outstanding under the Company’s amended revolving credit facility, $14.3 million outstanding in loans relating to a Brazilian government tax program, and $1.7 million outstanding on a sale leaseback obligation.

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

Despite its current indebtedness levels, the Company may still be able to incur substantially more debt. This could further exacerbate the risks associated with its substantial leverage.

The Company and its subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of its current debt restrict, but do not completely prohibit, the Company from doing so. The Company’s amended revolving credit facility permits up to $100 million of borrowings, which the Company can request be increased to $150 million under certain circumstances, with a borrowing base specified in the credit facility as equal to specified percentages of eligible accounts receivable and inventory. In addition, the indenture for its 2014 notes allows the Company to issue additional notes under certain circumstances and to incur certain other additional secured debt, and allows its foreign subsidiaries to incur additional debt. The indenture for its 2014 notes does not prevent the Company from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to its current debt levels, the related risks that the Company now faces could intensify.

The Company will require a significant amount of cash to service its indebtedness and its ability to generate cash depends on many factors beyond its control.

The Company’s principal sources of liquidity are cash flows generated from operations and borrowings under its amended revolving credit facility. The Company’s ability to make payments on, to refinance its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The business may not generate cash flows from operations, and future borrowings may not be available to the Company under its amended revolving credit facility in an amount sufficient to enable the Company to pay its indebtedness and to fund its other liquidity needs. If the Company is not able to generate sufficient cash flow or borrow under its amended revolving credit facility for these purposes, the Company may need to refinance or restructure all or a portion of its indebtedness on or before maturity, reduce or delay capital investments or seek to raise additional capital. The Company may not be able to implement one or more of these alternatives on terms that are acceptable or at all. The terms of its existing or future debt agreements may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the Company’s financial condition.

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

The Company’s industry is highly competitive. The Company competes not only against domestic and foreign yarn producers, but also against importers of foreign sourced fabric and apparel into the United States and other countries in which the Company does business. The Company’s major regional competitors are AKRA, S.A. de C.V., O’Mara, Inc., Nanya, and Spectrum, in the polyester yarn segment and Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc. in the nylon yarn segment. The importation of garments and fabric from lower wage-based countries and overcapacity throughout the world has resulted in lower net sales, gross profits and net income for both its polyester and nylon segments. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Because the Company, and the supply chain in which the Company operates, do not typically operate on the basis of long-term contracts with textile and apparel customers, these competitive factors could cause the Company’s customers to rapidly shift to other producers. A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor costs, lower raw materials and energy costs and favorable currency exchange rates against the U.S. dollar. If any of these advantages increase, the Company’s products could become less competitive, and its sales and profits may decrease as a result. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on value-added products, where the Company continues to generate higher margins. Competitive pressures may also intensify as a result of the elimination of China safeguard measures and the potential elimination of duties. See “— Changes in the trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect on its business, net sales and profitability.” The Company, and the supply chain in which the Company operates, may therefore not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

Changes in the trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect on its business, net sales and profitability.

A number of sectors of the textile industry in which the Company sells its products, particularly apparel and home furnishings, are subject to intense foreign competition. Other sectors of the textile industry in which the Company sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations, quotas and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as China. Changes in such trade regulations, quotas and duties may make its products less attractive from a price standpoint than the goods of its competitors or the finished apparel products of a competitor in the supply chain, which could have a material adverse effect on the Company’s business, net sales and profitability. In addition, increased foreign capacity and imports that compete directly with its products could have a similar effect. Furthermore, one of the Company’s key business strategies is to expand its business within countries that are parties to free-trade agreements with the United States. Any relaxation of duties or other trade protections with respect to countries that are not parties to those free-trade agreements could therefore decrease the importance of the trade agreements and have a material adverse effect on its business, net sales and profitability. Two examples of potentially adverse consequences can be found in the recently signed CAFTA agreement. An amendment to require US or regional pocketing yarn and fabric to advantage duty free CAFTA treatment has been signed by the participatory CAFTA countries, but not yet passed through their legislative processes, which is required for the measure to take effect. Additionally, a customs ruling has been issued that allows the use of foreign singled textured sewing thread in the CAFTA region. Failure to overturn this ruling or correct this issue could have some material adverse effect on this business segment. See “Item 1 — Business — Trade Regulation” for more information.

The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

A significant portion of the Company’s raw materials are petroleum-based chemicals and a significant portion of its costs are energy costs. The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics including geo-political risks. While the Company frequently enters into raw material supply agreements, as is the general practice in its industry, these agreements typically provide for formula-based pricing. Therefore, its supply agreements provide only limited protection against price volatility. While the Company has in the past matched cost increases with corresponding product price increases, the Company may not always be able to immediately raise product prices, and, ultimately, pass on underlying cost increases to its customers. The Company has in the past lost and expects that it will continue to lose, customers to its competitors as a result of any price increases. In addition, its competitors may be able to obtain raw materials at a lower cost due to market regulations. Additional raw material and energy cost increases that the Company is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer.

The Company depends on a limited number of third parties for certain raw material supplies, such as POY, chip, TPA and MEG. Although alternative sources of raw materials exist, the Company may not continue to be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources when its existing supply agreements expire. With its recent announcement regarding the closing of its Kinston facility, sources of POY from NAFTA and CAFTA qualified suppliers may in the future experience interruptions or limitations in the supply of its raw materials, which would increase its product costs and could have a material adverse effect on its business, financial condition, results of operations or cash flows. These POY suppliers are also at risk with their raw material supply chain. For example, in the Louisiana area in 2005, Hurricane Katrina created shortages in the supply of paraxlyene, a feedstock used in polymer production, because refineries diverted production to mixed xylene to increase the supply of gasoline. As a result, supplies of paraxlyene were reduced, and prices increased. With

Hurricane Rita the supply of MEG was reduced, and prices increased as well. Any disruption or curtailment in the supply of any of its raw materials could cause the Company to reduce or cease its production in general or require the Company to increase its pricing, which could have a material adverse effect on its business, financial condition, and results of operations or cash flows. See “— The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.”

A decline in general economic or political conditions and changes in consumer spending could cause the Company’s sales and profits to decline.

The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishing, automotive, industrial and other similar end-use markets. Demand for furniture and durable goods, such as automobiles, is often affected significantly by economic conditions. Demand for a number of categories of apparel also tends to be tied to economic cycles. Domestic demand for textile products therefore tends to vary with the business cycles of the U.S. economy as well as changes in global economic and political conditions. Future armed conflicts, terrorist activities or natural disasters in the United States or abroad and any consequent actions on the part of the U.S. government and others may cause general economic conditions in the United States to deteriorate or otherwise reduce U.S. consumer spending. A decline in general economic conditions or consumer confidence may also lead to significant changes to inventory levels and, in turn, replenishment orders placed with suppliers. These changing demands ultimately work their way through the supply chain and could adversely affect demand for the Company’s products and have a material adverse effect on its business, net sales and profitability.

Failure to successfully reduce the Company’s production costs may adversely affect its financial results.

A significant portion of the Company’s strategy relies upon its ability to successfully rationalize and improve the efficiency of its operations. In particular, the Company’s strategy relies on its ability to reduce its production costs in order to remain competitive. Over the past four years, the Company has consolidated multiple unprofitable businesses and production lines in an effort to match operating rates to the market, reduced overhead and supply costs, focused on optimizing the product mix amongst its reorganized assets, and made significant capital expenditures to more completely automate its production facilities, lessen the dependence on labor and decrease waste. If the Company is not able to continue to successfully implement cost reduction measures, or if these efforts do not generate the level of cost savings that it expects going forward or result in higher than expected costs, there could be a material adverse effect on its business, financial condition, results of operations or cash flows.

Changes in customer preferences, fashion trends and end-uses could have a material adverse effect on the Company’s business, net sales and profitability and cause inventory build-up if the Company is not able to adapt to such changes.

The demand for many of the Company’s products depends upon timely identification of consumer preferences for fabric designs, colors and styles. In the apparel sector, a failure by the Company or its customers to identify fashion trends in time to introduce products and fabric consistent with those trends could reduce its sales and the acceptance of its products by its customers and decrease its profitability as a result of costs associated with failed product introductions and reduced sales. The Company’s nylon segment continues to be adversely affected by changing customer preferences that have reduced demand for sheer hosiery products. In all sectors, changes in customer preferences or specifications may cause shifts away from the products which the Company provides, which can also have an adverse effect on its business, net sales and profitability.

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

The U.S. textile and apparel industry faces many challenges. Overcapacity, volatility in raw material pricing, and intense pricing pressures has led to the closure of many domestic textile and apparel plants. Continued negative industry trends may result in the deteriorating financial condition of its customers. Certain of the Company’s customers are experiencing financial difficulties. The loss of any significant portion of its sales to any of these customers could have a material adverse impact on its business, results of operations, financial condition or cash flows. In addition, any receivable balances related to its customers would be at risk in the event of their bankruptcy See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal Year 2006 (52 Weeks)” for fiscal year 2007 losses directly related to customer bankruptcies.

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

The Company’s operating results depend to a significant extent on its ability to continue to introduce innovative products and applications and to continue to develop its production processes to be a competitive producer. Accordingly, to maintain its competitive position and its revenue base, the Company must continually modernize its manufacturing processes, plants and equipment. To this end, the Company has made significant investments in its manufacturing infrastructure over the past fifteen years and does not currently anticipate any significant additional capital expenditures to replace or expand its production facilities over the next five years. Accordingly, the Company expects its capital requirements in the near term will be used primarily to maintain its manufacturing operations, but future technological advances in the textile industry may result in the availability of new products or increase the efficiency of existing manufacturing and distribution systems, and the Company may not be able to adapt to such technological changes or offer such products on a timely basis or establish or maintain competitive positions if it does not incur significant capital expenditures for expansion purposes. Existing, proposed or yet undeveloped technologies may render its technology less profitable or less viable, and the Company may not have available the financial and other resources to compete effectively against companies possessing such technologies. To the extent sources of funds are insufficient to meet its ongoing capital improvement requirements, the Company would need to seek alternative sources of financing or curtail or delay capital spending plans. The Company may not be able to obtain the necessary financing when needed or on terms acceptable to us. The Company is unable to predict which of the many possible future products and services will meet the evolving industry standards and consumer demands. If the Company fails to make the capital improvements necessary to continue the modernization of its manufacturing operations and reduction of its costs, its competitive position may suffer, and its net sales may decline.

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

The Company has established joint ventures and made minority interest investments designed to increase its vertical integration, increase efficiencies in its procurement, manufacturing processes, marketing and distribution in the United States and other markets. The Company’s principal joint ventures and minority investments include UNF, Unifi-SANS Technical Fibers, LLC (“USTF”), PAL and Yihua Unifi Fibre Industry Company Limited (“YUFI”). See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Joint Ventures and Other Equity Investments” for a further discussion. The Company’s inability to control entities in which it invests may affect its ability to receive distributions from those entities or to fully implement its business plan. The incurrence of debt or entry into other agreements by an entity not under its control may result in restrictions or prohibitions on that entity’s ability to pay dividends or make other distributions. Even where these entities are not restricted by contract or by law from making distributions, the Company may not be able to influence the occurrence or timing of such distributions. In addition, if any of the other investors in these entities fails to observe its commitments, that entity may not be able to operate according to its business plan or the Company may be required to increase its level of commitment. If any of these events were to occur, its business, results of operations, financial condition or cash flows could be adversely affected. Because the Company does not own a majority or maintain voting control of these entities, the Company does not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from the Company’s, and they may cause such entities to take actions which are not in its best interest. If the Company is unable to maintain its relationships with its partners in these entities, the Company could lose its ability to operate in these areas which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company’s acquisition strategy may not be successful, which could adversely affect its business.

The Company has expanded its business partly through acquisitions and may continue to make selective acquisitions. The Company’s acquisition strategy is dependent upon the availability of suitable acquisition candidates, obtaining financing on acceptable terms, and its ability to comply with the restrictions contained in its debt agreements. Acquisitions may divert a significant amount of management’s time away from the operation of its business. Future acquisitions may also have an adverse effect on its operating results, particularly in the fiscal quarters immediately following their completion while the Company integrates the operations of the acquired business. Growth by acquisition involves risks that could have a material adverse effect on business and financial results, including difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees and customers of acquired companies. Once integrated, acquired operations may not achieve the levels of revenues, profitability or productivity comparable with those achieved by its existing operations, or otherwise performs as expected. While the Company has experience in identifying and integrating acquisitions, the Company may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue its acquisition strategy or complete acquisitions on satisfactory terms or at all. Even if the Company successfully completes an acquisition, it may not be able to integrate it into its business satisfactorily or at all.

Increases of illegal transshipment of textile and apparel goods into the United States could have a material adverse effect on the Company’s business.

According to industry experts and trade associations illegal transshipments of apparel products into the United States continues to negatively impact the textile market. Illegal transshipment involves circumventing quotas by falsely claiming that textiles and apparel are a product of a particular country of origin or include yarn of a particular country of origin to avoid paying higher duties or to receive benefits from regional free-trade agreements, such as NAFTA and CAFTA. If illegal transshipment is not monitored and enforcement is not effective, these shipments could have a material adverse effect on its business.

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

Furthermore, the Company may be liable for the costs of investigating and cleaning up environmental contamination on or from its properties or at off-site locations where the Company disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated the purchase of its businesses. If significant previously unknown contamination is discovered, existing laws or their enforcement change or its indemnities do not cover the costs of investigation and remediation, then such expenditures could have a material adverse effect on the Company’s business, financial condition, and results of operations or cash flows.

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

The Company employs approximately 2,900 employees, approximately 2,500 of which are domestic employees and approximately 400 of which are foreign employees. While employees of its foreign operations are generally unionized, none of its domestic employees are currently covered by collective bargaining agreements. The failure to renew collective bargaining agreements with employees of the Company’s foreign operations and other labor relations issues, including union organizing activities, could result in an increase in costs or lead to a strike, work stoppage or slow down. Such labor issues and unrest by its employees could have a material adverse effect on the Company’s business.

The Company’s future financial results could be adversely impacted by asset impairments or other charges.

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is required to assess the impairment of the Company’s long-lived assets, such as plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. When the Company determines that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more impairment indicators, the Company then measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In accordance with SFAS No. 144, any such impairment charges will be recorded as operating losses. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal Year 2006 (52 Weeks)” for fiscal year 2007 impairment charges relating to long-lived assets.

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

Following is a summary of principal properties owned or leased by the Company as of June 24, 2007:

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

In addition to the above properties, the corporate administrative office for each of its segments is located at 7201 West Friendly Ave. in Greensboro, North Carolina. Such property consists of a building containing approximately 100,000 square feet located on a tract of land containing approximately nine acres.

All of the above facilities are owned in fee simple, with the exception of a plant in Mayodan, North Carolina which is leased from a financial institution pursuant to a sale leaseback agreement entered into on May 20, 1997, as amended; one warehouse in Staunton, Virginia, one warehouse in Kinston, North Carolina and one office in Sao Paulo, Brazil. Management believes all the properties are well maintained and in good condition. In fiscal year 2007, the Company’s manufacturing plants in the U.S. and Brazil operated below capacity. Accordingly, management does not perceive any capacity constraints in the foreseeable future.

As of June 24, 2007, the Company has classified several properties as assets held for sale. At the end of fiscal year 2007, assets held for sale included its facility in Dillon, South Carolina, a warehouse in Reidsville, North Carolina and its nylon Plants 5 and 7 in Madison, North Carolina. The Plant 1 facility in Madison sold on June 19, 2007. The assets held for sale are not included in the property listing table above.

The Company also leases a manufacturing facility to USTF, a joint venture in which the Company is a 50% owner.

Item 3.	Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 24, 2007.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a description of the name, age, position and offices held, and the period served in such position or offices for each of the executive officers of the Company.

Chairman of the Board and “Acting” Chief Executive Officer

STEPHEN WENER — Age: 63 — Mr. Wener, who lives in Franklin Lakes, New Jersey, has served as the President and CEO of Dillon Yarn Corporation (“Dillon”) since 1980. The Dillon polyester and nylon texturing operations were purchased by the Company on January 1, 2007. He has been the Executive Vice President of American Drawtech Company, Inc. since 1992, a director of New River Industries, Inc. since 1996, and a director of Titan Textile Canada, Inc. since 1999. He was appointed a Director of the Company by the Board of Directors on May 24, 2007.

For additional information about Dillon, see “Item 1. Business — Recent Developments.”

Vice Presidents

WILLIAM M. LOWE, JR. — Age: 54 — Mr. Lowe has been Vice President and Chief Financial Officer of the Company since January 2004 and Chief Operating Officer of the Company since April 2004. Prior to being employed by the Company, Mr. Lowe was Executive Vice President and Chief Financial Officer of Metaldyne Corporation, an automotive component and systems manufacturer from 2001 to 2003. From 1991 to 2001 Mr. Lowe held various financial positions at Arvinmeritor, Inc. a diversified manufacturer of automotive components and systems.

R. ROGER BERRIER — Age: 38 — Mr. Berrier has been the Vice President of Commercial Operations of the Company since April 2006. Prior to that, Mr. Berrier had been the Commercial Operations Manager responsible for Corporate Product Development, Marketing and Brand Sales Management since April 2004. Mr. Berrier joined the

Company in 1991 and has held various management positions within operations, including International Operations, Machinery Technology, Research & Development and Quality Control.

THOMAS H. CAUDLE, JR. — Age: 55 — Mr. Caudle has been the Vice President of Global Operations of the Company since April 2003. Prior to that, Mr. Caudle had been Senior Vice President in charge of manufacturing for the Company since July 2000 and Vice President of Manufacturing Services of the Company since January 1999. Mr. Caudle has been an employee of the Company since 1982.

WILLIAM L. JASPER — Age: 54 — Mr. Jasper has been the Vice President of Sales since April 2006. Prior to that, Mr. Jasper was the General Manager of the Polyester segment, having responsibility for all natural polyester businesses. He joined the Company with the purchase of the Kinston polyester POY assets from INVISTA in September 2004. Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business. Prior to that, Mr. Jasper held various management positions in Operations, Technology, Sales and Business for DuPont since 1980.

CHARLES F. MCCOY — Age: 43 — Mr. McCoy has been an employee of Unifi, Inc. (the “Company”) since January 2000, when he joined the Company as Assistant Secretary and General Counsel. In October 2000, Mr. McCoy was elected as Vice President, Secretary and General Counsel of the Company.

With the exception of Mr. Wener, each of the executive officers was elected by the Board of the Company at the Annual Meeting of the Board held on October 25, 2006. Each executive officer was elected to serve until the next Annual Meeting of the Board or until his successor was elected and qualified. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

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

	High	Low

Fiscal year 2006:
First quarter ended September 25, 2005	$4.49	$3.33
Second quarter ended December 25, 2005	3.49	2.33
Third quarter ended March 26, 2006	3.37	2.82
Fourth quarter ended June 25, 2006	3.76	2.84
Fiscal year 2007:
First quarter ended September 24, 2006	$3.24	$2.26
Second quarter ended December 24, 2006	3.00	1.69
Third quarter ended March 25, 2007	2.98	1.83
Fourth quarter ended June 24, 2007	3.07	2.48

As of September 5, 2007 there were approximately 484 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are approximately 5,200 beneficial owners of its common stock.

No dividends were paid in the past two fiscal years and none are expected to be paid in the foreseeable future. The indenture governing the 2014 notes and the Company’s amended revolving credit facility restrict its ability to pay dividends or make distributions on its capital stock. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long-Term Debt — Senior Secured Notes” and “ — Amended Revolving Credit Facility.”

The following table summarizes information as of June 24, 2007 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans:

	(a)	(b)	(c)
Number of Securities Remaining
	Number of Shares to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	4,473,186	$5.53	1,599,947
Equity compensation plans not approved by shareholders	—	—	—

Total	4,473,186	$5.53	1,599,947

Under the terms of the 1999 Unifi Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”), the maximum number of shares to be issued was approved at 6,000,000. Of the 6,000,000 shares approved for issuance, no more than 3,000,000 may be issued as restricted stock. To date, 258,466 shares have been issued as restricted stock and are outstanding. Any option or restricted stock that is forfeited may be reissued under the terms of the plan. The amount forfeited or canceled is included in the number of securities remaining available for future issuance in column (c) in the above table.

Recent Sales of Unregistered Securities

On January 1, 2007 the Company issued approximately 8.3 million shares of our common stock, in exchange for specified assets purchased from Dillon by Unifi Manufacturing, Inc. one of the Company’s wholly owed subsidiaries. There were no underwriters used in the transaction. The issuance of these shares of common stock was made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering. On February 9, 2007 the Company filed Form S-3 Registration statement under the Securities Act of 1933 to register these shares.

On April 25, 2003, the Company announced that its Board had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. As of June 24, 2007, there is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.

PERFORMANCE GRAPH — SHAREHOLDER RETURN ON COMMON STOCK

Set forth below is a line graph comparing the cumulative total Shareholder return on the Company’s Common Stock with (i) the New York Stock Exchange Composite Index, a broad equity market index, and (ii) a peer group selected by the Company in good faith (the “Peer Group”), assuming in each case, the investment of $100 on June 30, 2002 and reinvestment of dividends. Including the Company, the Peer Group consists of fourteen publicly traded textile companies, including Albany International Corp., Culp, Inc., Decorator Industries, Inc., Delta Woodside Industries, Inc., Dixie Group, Inc., Hallwood Group Inc., Hampshire Group, Limited, Innovo Group Inc., Interface, Inc., JPS Industries, Inc., Lydall, Inc., Mohawk Industries, Inc., and Quaker Fabric Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Unifi, Inc., The NYSE Composite Index
And A Peer Group

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends.

	June 30,	June 29,	June 27,	June 26,	June 25,	June 24,
	2002	2003	2004	2005	2006	2007
Unifi, Inc.	100.00	55.05	24.40	36.33	27.06	25.60
NYSE Composite	100.00	99.27	120.58	135.22	151.26	193.99
Peer Group	100.00	84.76	106.15	116.16	108.17	144.30

Item 6.	Selected Financial Data

	June 24, 2007	June 25, 2006	June 26, 2005	June 27, 2004	June 29, 2003
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Amounts in thousands, except per share data)

Summary of Operations:
Net sales	$690,308	$738,665	$792,774	$666,114	$747,674
Cost of sales	652,743	696,055	762,717	625,983	675,829
Selling, general and administrative expenses	44,886	41,534	42,211	45,963	48,182
Provision for bad debts	7,174	1,256	13,172	2,389	3,812
Interest expense	25,518	19,266	20,594	18,706	19,739
Interest income	(3,187)	(6,320)	(3,173)	(3,299)	(1,906)
Other (income) expense, net	(2,576)	(1,466)	(2,320)	(1,720)	361
Equity in (earnings) losses of unconsolidated affiliates	4,292	(825)	(6,938)	6,877	(10,728)
Minority interest (income) expense	—	—	(530)	(6,430)	4,769
Restructuring charges (recoveries)(1)	(157)	(254)	(341)	8,229	10,597
Arbitration costs and expenses(2)	—	—	—	182	19,185
Alliance plant closure costs recoveries(3)	—	—	—	(206)	(3,486)
Write down of long-lived assets(4)	16,731	2,366	603	25,241	—
Write down of investment in equity affiliate(5)	84,742	—	—	—	—
Goodwill impairment(6)	—	—	—	13,461	—
Loss on early extinguishment of debt(7)	—	2,949	—	—	—

Loss from continuing operations before income taxes and extraordinary item	(139,858)	(15,896)	(33,221)	(69,262)	(18,680)
Benefit for income taxes	(22,088)	(1,170)	(13,483)	(25,113)	(2,590)

Loss from continuing operations before extraordinary item	(117,770)	(14,726)	(19,738)	(44,149)	(16,090)
Income (loss) from discontinued operations, net of tax	1,465	360	(22,644)	(25,644)	(11,087)

Loss before extraordinary item and cumulative effect of accounting change	(116,305)	(14,366)	(42,382)	(69,793)	(27,177)
Extraordinary gain — net of taxes of $0(8)	—	—	1,157	—	—

Net loss	$(116,305)	$(14,366)	$(41,225)	$(69,793)	$(27,177)

Per Share of Common Stock: (basic and diluted)
Loss from continuing operations	$(2.10)	$(.28)	$(.38)	$(.85)	$(.30)
Income (loss) from discontinued operations, net of tax	.03	—	(.43)	(.49)	(.21)
Extraordinary gain — net of taxes of $0	—	—	.02	—	—

Net loss	$(2.07)	$(.28)	$(.79)	$(1.34)	$(.51)

Balance Sheet Data:
Working capital	$193,748	$181,539	$244,512	$239,027	$186,194
Gross property, plant and equipment	913,144	914,283	953,313	941,334	975,904
Total assets	660,930	732,637	845,375	872,535	1,002,201
Long-term debt and other obligations	236,149	202,110	259,790	263,779	259,395
Shareholders’ equity	299,931	382,953	383,575	401,901	479,748

(1)	During fiscal year 2003, the Company developed a plan of reorganization that resulted in the termination of management and production level employees. In fiscal year 2004, the Company recorded a restructuring charge which consisted of severance and related employee termination costs and facility closure costs.

(2)	The arbitration costs and expenses include the award owed by the Company to DuPont as a result of an arbitration panel ruling in June 2003 and professional fees incurred.

(3)	In fiscal year 2001, the Company recorded its share of the anticipated costs of closing DuPont’s Cape Fear, North Carolina facility which was in accordance with the Company’s manufacturing alliance with DuPont. During fiscal year 2003, the project was substantially complete; and as a result, the Company obtained updated cost estimates which resulted in reductions to the reserve.

(4)	In fiscal year 2004, management performed impairment testing for the domestic textured polyester business due to the continued challenging business conditions and reduction in volume and gross profit. As a result, management determined that the assets were in fact impaired, resulting in a charge of $25.2 million. In fiscal year 2007, the Company performed impairment testing which resulted in the write down of polyester and nylon plant, machinery and equipment of $16.7 million.

(5)	In fiscal year 2007, management determined that its investment in PAL was impaired and that the impairment was considered other than temporary. As a result, the Company recorded a non-cash impairment charge of $84.7 million to reduce the carrying value of its equity investment in PAL to $52.3 million.

(6)	In fiscal year 2004, management performed an impairment test for the entire domestic polyester segment. As a result of the testing, the Company recorded a goodwill impairment charge of $13.5 million to reduce the segment’s goodwill to $0.

(7)	In April 2006, the Company commenced a tender offer for all of its outstanding 2008 notes. In May 2006, the Company issued $190 million of notes due in 2014. The $2.9 million charge related to the fees associated with the tender offer as well as the unamortized bond issuance costs on the 2008 notes.

(8)	In fiscal year 2005, the Company completed its acquisition of the INVISTA polyester POY manufacturing assets located in Kinston, North Carolina, including inventories, valued at $24.4 million. As part of the acquisition, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility. At that time, the Company recorded a reserve of $10.7 million in related severance costs and $0.4 million in restructuring costs which were recorded as assumed liabilities in purchase accounting; and therefore, had no impact on the Consolidated Statements of Operations. As of March 27, 2005, both lines were successfully shut down and a reduction in the original restructuring estimate for severance was recorded. As a result of the reduction to the restructuring reserve, a $1.2 million extraordinary gain, net of tax, was recorded.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations.

Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things, the risks described under the caption “Item 1A — Risk Factors” above and:

•	the competitive nature of the textile industry and the impact of worldwide competition;

•	changes in the trade regulatory environment and governmental policies and legislation;

•	the availability, sourcing and pricing of raw materials;

•	general domestic and international economic and industry conditions in markets where the Company competes, such as recession and other economic and political factors over which the Company has no control;

•	changes in consumer spending, customer preferences, fashion trends and end-uses;

•	its ability to reduce production costs;

•	changes in currency exchange rates, interest and inflation rates;

•	the financial condition of its customers;

•	technological advancements and the continued availability of financial resources to fund capital expenditures;

•	the operating performance of joint ventures, alliances and other equity investments;

•	the impact of environmental, health and safety regulations;

•	employee relations;

•	the continuity of the Company’s leadership; and

•	the success of the Company’s consolidation initiatives.

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

Business Overview

The Company is a diversified producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. Unifi adds value to the supply chain and enhances consumer demand for its products through the development and introduction of branded yarns that provide unique performance, comfort and aesthetic advantages. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and nylon covered spandex products. Unifi sells its products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products.

Polyester Segment.  The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive and furniture upholstery, hosiery, home furnishings, automotive, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil, and the United States, which has the largest operations and number of locations. For fiscal years 2007, 2006, and 2005, polyester segment net sales were $530.1 million, $566.3 million, and $586.3 million, respectively.

Nylon Segment.  The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in the United States and Colombia. For fiscal years 2007, 2006, and 2005, nylon segment net sales were $160.2 million, $172.4 million, and $206.5 million, respectively.

The Company’s fiscal year is the 52 or 53 weeks ending in the last Sunday in June. Fiscal years 2007, 2006, and 2005 had 52 weeks.

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

Cost of sales.  The Company’s cost of sales consists of direct material, delivery and other manufacturing costs, including labor and overhead, depreciation expense with respect to manufacturing assets, fixed asset depreciation, and reserves for obsolete and slow-moving inventory. Cost of sales also includes amounts directly related to providing technological support to the Company’s Chinese joint venture discussed below.

Selling general and administrative expenses.  The Company’s selling, general and administrative expenses consist of selling expense (which includes sales staff salaries and bonuses), advertising and promotion (which includes direct marketing expenses) and administrative expense (which includes corporate expenses and bonuses). In addition, selling, general and administrative expenses also include depreciation and amortization with respect to certain corporate administrative and intangible assets.

Recent Developments and Outlook

Although the global textile and apparel industry continues to grow, the U.S. textile and apparel industry has contracted since 1999, caused primarily by intense foreign competition in finished goods on the basis of price, resulting in ongoing U.S. domestic overcapacity, forcing the closure of many domestic textile and apparel plants and many producer’s to move their operations offshore. In addition, due to consumer preferences, demand for sheer hosiery products has declined significantly in recent years, which negatively impacts nylon manufacturers. As a result, the contraction in the North American textile and apparel market continues, and industry experts expect a similar rate of decline in calendar year 2007 as compared to calendar year 2006, and a lower rate of decline after calendar year 2008 as regional manufacturers continue to demand North American manufactured yarn due to the duty-free advantage, quick response times, readily available production capacity, and specialized products and North American retailers expressing their need for a balanced procurement strategy with both global and regional producers. Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past several years. These challenges continue to impact the U.S. textile and apparel industry, and the Company expects that they will continue to impact the U.S. textile and apparel industry for the foreseeable future. The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings by shifting to more premium value-added products, to exploit the free-trade agreements to which the United States is a party and to implement cost saving strategies which will improve its operating efficiencies. The continued viability of the U.S. domestic textile and apparel industry is dependent, to a large extent, on the international trade regulatory environment. For the most part, because of protective duties currently in place and NAFTA, CAFTA, CBI, ATPA and other free-trade agreements or duties preference programs, the Company has not experienced significant declines in its market share due to the importation of Asian products.

The Company is highly committed to its existing interest in China where industry experts estimate that the production growth rate for the polyester textile filament yarns will be at a 9 to 10% annual average rate between 2006 and 2010. As further discussed below in “— Joint Ventures and Other Equity Investments,” the Company has invested in excess of $30.0 million in a joint venture in China to manufacture, process and market polyester filament yarn.

On January 1, 2007, the Company completed its acquisition of certain assets from Dillon Yarn Corporation. The aggregate consideration paid in connection with the Dillon acquisition was $64.2 million consisting of a combination of $42.2 million in cash and approximately 8.3 million shares of the Company’s common stock valued at $22.0 million. These assets primarily relate to the Company’s polyester segment. The acquisition included $10.7 million in inventories, $13.1 million in fixed assets, and $26.0 million of intangible assets, offset by $4.0 million in assumed liabilities. Intangible assets subject to amortization consist of a customer list and non-

compete agreements. The customer list of $22.0 million is being amortized using a declining balance method over thirteen years and the non-compete agreement of $4.0 million is being amortized using the straight-line method over seven years. There are no residual values related to these intangible assets. Accumulated amortization at June 24, 2007 for these intangible assets was $2.1 million. The remaining $18.4 million was attributable to goodwill. The operational results of Dillon were included in the Company’s consolidated results for the period January 1, 2007 to June 24, 2007. On April 26, 2007, the Company announced its plans to move all production from Dillon, South Carolina to its facility in Yadkinville, North Carolina.

On March 22, 2007, the Company announced that it was closing its Plant 15 dye facility in Mayodan, North Carolina and moving all production to its nearby Plant 4 dye facility in Reidsville, North Carolina which was a result of reduced demand for its package dyed product line. This move was a natural step in the process of centralizing its production and maximizing the efficiencies of its dyed operations into one location. The Company had completed this transition by the end of the fiscal year 2007.

On August 1, 2007, the Company announced that the Board had terminated Brian R. Parke as the Chairman, President and Chief Executive Officer of the Company effective immediately. Mr. Parke had been President of the Company since 1999, Chief Executive Officer since 2000 and Chairman since 2004. Mr. Parke agreed to continue to serve on a part-time consulting basis as the Vice Chairman of the Company’s Chinese joint venture. The Company also announced that the Board appointed Mr. Stephen Wener as the Company’s new Chairman and “acting” Chief Executive Officer. In addition, there were several changes to its Board, including six director resignations, including Mr. Parke, and the appointment of two new directors. The current Board and management remain committed to both the Company’s domestic and China strategies.

On August 2, 2007, the Company announced that it will close its Kinston, North Carolina facility. The Kinston facility produces POY for internal consumption and third party sales. In the future, the Company will purchase its commodity POY needs from external suppliers for conversion in its texturing operations. The Company will continue to produce POY at its Yadkinville, North Carolina facility for its specialty and premium value yarns and certain commodity yarns. The Company expects that it will take four to five months to transition from producing POY at the Kinston location and completing the supply chain logistics enabling a complete shut-down by the end of the calendar year 2007. During the first quarter of fiscal year 2008, the Company reorganized certain corporate staff and manufacturing support functions to further reduce costs. Approximately 310 employees including 110 salaried positions and 200 wage positions will be affected as a result of these reorganization plans including the termination of Benny L. Holder, the Company’s Vice President and Chief Information Officer. The Company will record severance expense of approximately $4.9 million in the first half of fiscal year 2008, which includes severance of $2.4 million in connection with the termination of its former President and Chief Executive Officer.

During fiscal year 2007, the Company continued with its strategy to consolidate domestic operations through both acquiring other businesses and closing existing facilities in order to eliminate redundant overheads, maximize facility utilization rates, lower manufacturing costs, and improve its product mix. The Dillon asset purchase and the eventual closure of the Dillon location along with the closing of its Kinston, North Carolina facility will enable the Company to operate closer to capacity within its remaining facilities. In addition, with the closing of its Kinston location, the Company will be able to better compete against cheaper imported textured yarns and will have more flexibility during short term declines in the market. In the future, the Company will purchase most of its commodity POY needs from external suppliers for conversion in its texturing operation. The Company will continue to produce POY at its Yadkinville, North Carolina facility for its specialty and premium value yarns and certain commodity yarns.

The Company continued to shift its focus away from selling large volumes of products in order to focus on making each product line profitable. The Company has identified unprofitable product lines and raised sales prices accordingly. In some cases, this strategy has resulted in reduced sales of these products or even the elimination of the unprofitable product lines. The Company expects that the reduction of these unprofitable businesses will improve its future operating results. This program has resulted in significant restructuring charges in recent periods, and additional losses of volume associated with these actions may require additional plant consolidations in the future, which may result in further restructuring charges.

Key Performance Indicators

The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:

•	sales volume, which is an indicator of demand;

•	margins, which are an indicator of product mix and profitability;

•	net income or loss before interest, taxes, depreciation and amortization and loss or income from discontinued operations otherwise known as Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), which is an indicator of the Company’s ability to pay debt; and

•	working capital of each business unit as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

Corporate Restructurings

Over the last four fiscal years, the Company has focused on reducing costs throughout its operations and continuing to improve working capital. In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina. The Company paid $1.0 million in rental payments during fiscal year 2007 and the remaining lease obligation consists of rental payments of $1.0 million for the fiscal year 2008 and a residual payment of $2.0 million owed by one of the Company’s subsidiaries in May 2008.

On October 19, 2004, the Company announced plans to close two production lines and downsize its facility in Kinston, North Carolina, which was acquired in September 2004. During the second quarter of fiscal year 2005, the Company recorded a severance reserve of $10.7 million for approximately 500 production level employees and a restructuring reserve of $0.4 million for the cancellation of certain warehouse leases. The entire restructuring reserve was recorded as assumed liabilities in purchase accounting; and accordingly, was not recorded as a restructuring expense in the Company’s Consolidated Statements of Operations. During the third quarter of fiscal year 2005, the Company completed the closure of both production lines as scheduled, which resulted in an actual reduction of 388 production level employees and a reduction to the initial restructuring reserve. Since no long-term assets or intangible assets were recorded in purchase accounting, the net reduction of $1.2 million was recorded as an extraordinary gain in fiscal year 2005.

In fiscal year 2005, the Company closed its central distribution center in Mayodan, North Carolina, and moved the operations to its warehouse and logistics facilities in Yadkinville, North Carolina, and consolidated the operations of one of its plants from Mayodan to Madison, North Carolina. In connection with this initiative, the Company offered for sale a plant, a warehouse and a central distribution center (“CDC”) located in Mayodan. Based on appraisals received in September 2005, the Company determined that the warehouse was impaired and recorded a non-cash impairment charge of $1.5 million, which included $0.2 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs. On March 13, 2006, the Company entered into a contract to sell the CDC and related land located in Mayodan, North Carolina. The terms of the contract called for a sale price of $2.7 million, which was approximately $0.7 million below the property’s carrying value. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company recorded a non-cash impairment charge of approximately $0.8 million during the third quarter of fiscal year 2006 which included selling costs of $0.1 million. The sale of the CDC closed in the fourth quarter of fiscal year 2006 with no further expense to the Company.

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

On April 20, 2006, the Company re-organized its domestic business operations, and as a result, recorded a restructuring charge for severance of approximately $0.8 million in the fourth quarter of fiscal year 2006. Approximately 45 management level salaried employees were affected by the plan of reorganization. During fiscal year 2007, the Company recorded an additional $0.3 million for severance relating to this reorganization.

On April 26, 2007, the Company announced its plans to move all production from its Dillon, South Carolina facility to its facility in Yadkinville, North Carolina. As a result, the Company recorded $1.0 million in severance reserves and vacation pay for approximately 316 wage and salaried employees. In addition, the Company recorded a

$2.9 million unfavorable contract reserve for a portion of a sales and services agreement it entered into with Dillon for continued support of the Dillon business for two years. All of these reserves were recorded as assumed liabilities in purchase accounting. The Company expects to complete this transition in the first quarter of fiscal year 2008 with no interruption of service to its customers.

On March 22, 2007, the Company announced that it was closing its dyed operations at Plant 15 in Mayodan, North Carolina and moving all production to its nearby Plant 4 dye facility in Reidsville, North Carolina. Accordingly, in the third quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of $4.4 million. Since management is not confident that a sale will occur within twelve months, the facility is not classified as part of the “Assets held for sale” line item in the Consolidated Balance Sheets.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for fiscal years 2007, 2006, and 2005 (amounts in thousands):

	Balance at	Additional		Amounts	Balance at
	June 25, 2006	Charges	Adjustments	Used	June 24, 2007

Accrued severance	$576	$191	$714	$(604)	$877
Accrued restructuring	3,550	—	233	(998)	2,785

	Balance at	Additional		Amounts	Balance at
	June 26, 2005	Charges	Adjustments	Used	June 25, 2006

Accrued severance	$5,252	$812	$44	$(5,532)	$576
Accrued restructuring	5,053	—	(195)	(1,308)	3,550

	Balance at	Additional		Amounts	Balance at
	June 27, 2004	Charges	Adjustments	Used	June 26, 2005

Accrued severance	$2,949	$10,701	$(834)	$(7,564)	$5,252
Accrued restructuring	6,654	391	(695)	(1,297)	5,053

Joint Ventures and Other Equity Investments

YUFI.  In August 2005, the Company formed YUFI, a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”), to manufacture, process, and market commodity and specialty polyester filament yarn in YCFC’s facilities in China. YCFC is a publicly traded (listed in Shanghai and Hong Kong) enterprise with approximately $1.3 billion in annual sales. The Company believes that the addition of a high-quality, globally cost competitive operation in China allows the Company to pursue long-term, profitable revenue growth in Asia. By forming a joint venture with a long-established and highly respected fiber industry leader like YCFC, the Company has an immediately accessible customer base in Asia at lower start-up costs and with fewer execution risks. The principal goal of YUFI is to supply premium value-added products to the Chinese market, which currently imports a large portion of such products. On August 4, 2005, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash. On October 12, 2005, the Company transferred an additional $15.0 million in the form of a shareholder loan to complete the capitalization of the joint venture. Effective July 25, 2006, the shareholder loan was converted to registered capital of the joint venture. The Company has granted YUFI an exclusive, non-transferable license to certain of its branded product technology (including Mynx®, Sorbtek®, Reflexx®, and dye springs ) in China for a license fee of $6.0 million over a four year period, this year’s portion of which is reflected in Other (income) expense and equity affiliate results. During fiscal year 2007, the Company recognized equity losses relating to YUFI of $5.8 million which is reported net of technology and license fee income. The Company expects that YUFI will continue to incur losses but at a declining balance as the joint venture increases its capacity to produce value-added products which have a higher gross margin. During fiscal year 2006, the Company recognized equity losses relating to YUFI of $3.2 million. In addition, the Company recognized $3.8 million and $2.7 million in operating expenses for fiscal years 2007 and 2006 respectively, which were primarily reflected on the “Cost of sales” line item in the Consolidated Statements of Operations, directly related to providing technological support in accordance with the Company’s joint venture contract.

PAL.  In June 1997, the Company contributed all of the assets of its spun cotton yarn operations, utilizing open-end and air jet spinning technologies, into PAL, a joint venture with Parkdale Mills, Inc. in exchange for a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina. As part of its fiscal year 2007 financial close process, the Company reviewed the carrying value of its investment in PAL, in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” On July 9, 2007, the Company determined that the $137.0 million carrying value of the Company’s investment in PAL exceeded its fair value resulting in a non-cash impairment charge of $84.7 million. The Company does not anticipate that the impairment charge will result in any future cash expenditures. For the fiscal years 2007, 2006, and 2005, the Company reported equity income of $2.5 million, $3.8 million, and $6.4 million, respectively, from PAL. The Company received distributions of $6.4 million, $1.8 million, and $9.6 million during the fiscal years 2007, 2006, and 2005, respectively. The Company is continuing to explore ways to monetize its interest in PAL.

USTF.  On September 13, 2000, the Company formed USTF a 50/50 joint venture with SANS Fibres of South Africa (“SANS Fibres”), to produce low-shrinkage high tenacity nylon 6.6 light denier industrial, or “LDI” yarns in North Carolina. The business is operated in its plant in Stoneville, North Carolina. The Company manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas. For the fiscal years 2007 and 2005, the Company reported equity losses of $0.2 million and $0.1 million, respectively, and income of $0.8 million, for the fiscal year 2006 from USTF. The Company has a put right under the USTF operating agreement to sell its entire interest in the joint venture at fair market value and the related Stoneville, North Carolina manufacturing facility for $3.0 million in cash to SANS Fibres. Under the terms of the agreement, after December 31, 2006, the Company must give one year’s prior written notice of its election to exercise the put right. On January 2, 2007, the Company notified SANS Fibres that it was exercising its put right to sell its interest in the joint venture. Negotiations to determine an agreeable price for the Company’s interest in the joint venture began during the third quarter of fiscal year 2007 with an anticipated transaction completion date in the third quarter of fiscal year 2008.

UNF.  On September 27, 2000, the Company formed UNF a 50/50 joint venture with Nilit, which produces nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel, that is its primary source of nylon POY for its texturing and covering operations. The Company has entered into a supply agreement, on customary terms, with UNF which expires in 2008 pursuant to which the Company has agreed to purchase from UNF all of the nylon POY produced from three dedicated production lines at a rate determined by index prices, subject to certain adjustments for market downturns. This vertical integration allows the Company to realize advantageous raw material pricing in its domestic nylon operations. The Company’s investment in UNF at June 24, 2007 was $5.3 million. For the fiscal years 2007, 2006, and 2005, the Company reported losses in equity affiliates of $1.1 million, $0.8 million, and income of $0.7 million, respectively, from UNF. In July 2007, the Steering Committee of UNF agreed to a program to increase volumes and the utilization of the extruders and thereby improve the profitability of the joint venture going forward.

Condensed balance sheet information as of June 24, 2007 and June 25, 2006, and income statement information for fiscal years 2007, 2006 and 2005, of combined unconsolidated equity affiliates were as follows:

	June 24, 2007	June 25, 2006
	(Amounts in thousands)

Current assets	$164,874	$149,278
Noncurrent assets	185,313	217,955
Current liabilities	56,576	48,334
Noncurrent liabilities	11,220	44,460
Shareholders’ equity and capital accounts	282,391	274,439

	Fiscal Years Ended
	June 24, 2007	June 25, 2006	June 26, 2005

Net sales	$610,013	$572,077	$477,266
Gross profit	12,711	30,268	46,063
Income (loss) from continuing operations	(9,283)	3,539	23,715
Net income (loss)	(7,733)	(4,298)	20,601

Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal Year 2006 (52 Weeks)

The following table sets forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2007 and fiscal year 2006. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2007		Fiscal Year 2006
		% to		% to
		Total		Total	% Inc. (Dec.)
		(Amounts in thousands, except percentages)

Consolidated
Net sales
Polyester	$530,092	76.8	$566,266	76.7	(6.4)
Nylon	160,216	23.2	172,399	23.3	(7.1)

Total	$690,308	100.0	$738,665	100.0	(6.6)

		% to		% to
		Net Sales		Net Sales

Cost of sales
Polyester	$499,929	72.4	$527,354	71.4	(5.2)
Nylon	152,814	22.2	168,701	22.8	(9.4)

Total	652,743	94.6	696,055	94.2	(6.2)
Selling, general and administrative
Polyester	35,704	5.2	32,771	4.4	8.9
Nylon	9,182	1.3	8,763	1.2	4.8

Total	44,886	6.5	41,534	5.6	8.1
Restructuring charges (recovery)
Polyester	(103)	—	533	0.1	—
Nylon	(54)	—	(787)	(0.1)	—

Total	(157)	—	(254)	0.0	—
Write down of long-lived assets
Polyester	6,930	1.0	51	—	—
Nylon	8,601	1.2	2,315	0.3	271.5
Corporate	85,942	12.5	—	—	—

Total	101,473	14.7	2,366	0.3	—
Other (income) expenses	31,221	4.5	14,860	2.0	110.1

Loss from continuing operations before income taxes	(139,858)	(20.3)	(15,896)	(2.1)	779.8
Benefit for income taxes	(22,088)	(3.2)	(1,170)	(0.2)	1,787.9

Loss from continuing operations	(117,770)	(17.1)	(14,726)	(1.9)	699.7
Income from discontinued operations, net of tax	1,465	0.2	360	—	306.9

Net loss	$(116,305)	(16.9)	$(14,366)	(1.9)	709.6

For the fiscal year 2007, the Company recognized a $139.9 million loss from continuing operations before income taxes which was a $124.0 million decline from the prior year. The decline in continuing operations was primarily attributable to increased charges of $101.5 million for asset impairments, decreased polyester and nylon gross profits, and increased selling, general and administrative expenses (“SG&A”). The last-in, first-out (“LIFO”) reserve increased $1.0 million for fiscal year 2007 as compared to $3.9 million for the prior fiscal year. During fiscal years 2007 and 2006, raw material prices increased for polyester ingredients in POY.

Consolidated net sales from continuing operations decreased $48.4 million, or 6.6%, for the current fiscal year. For the fiscal year 2007, the weighted average price per pound for the Company’s products on a consolidated basis increased 3.7% compared to the prior year. Unit volume from continuing operations decreased 10.3% for the fiscal year partially due to management’s decision to focus on profitable business as well as market conditions.

At the segment level, polyester dollar net sales accounted for 76.8% in fiscal year 2007 compared to 76.7% in fiscal year 2006. Nylon accounted for 23.2% of dollar net sales for fiscal year 2007 compared to 23.3% for the prior fiscal year.

Gross profit from continuing operations decreased $5.0 million to $37.6 million for fiscal year 2007. This decrease is primarily attributable to lower volumes in polyester and nylon segments and to lower conversion margins for the polyester segment.

Selling, general, and administrative expenses increased by 8.1% or $3.4 million for fiscal year 2007. The increase in SG&A expenses was due primarily to $2.1 million for amortization expenses, $1.5 million for sales and service fees related to the Dillon acquisition, and $3.2 million for increased stock-based and deferred compensation which were offset by lower fringe benefit expenses, depreciation charges, and professional fees related to cost saving efforts. SG&A related to the Company’s foreign operations remained consistent with the prior year amounts.

For the fiscal year 2007, the Company recorded a $7.2 million provision for bad debts. This compares to $1.3 million recorded in the prior fiscal year. The increase relates to the Company’s domestic operations and is primarily due to the write off of two customers who filed bankruptcy as discussed below.

On July 2, 2007, Quaker Fabric Corporation (“Quaker Fabric”), a significant customer in the dyed business, announced that it had not met the requirements for committed borrowings under its existing lending facilities and that it would commence an orderly liquidation of its business and a sale of its assets. At the close of the Company’s fiscal year 2007, the Company had net receivables of approximately $3.2 million owed to it by Quaker Fabric. On July 3, 2007, based on its announcement and the Company’s discussions with Quaker Fabric’s management, the Company recorded a pre-tax bad debt charge of $3.2 million in the fourth quarter of fiscal year 2007 which fully reserved this customer. In addition, the Company wrote down $0.3 million of certain inventory that was manufactured specifically for Quaker Fabric that could not be sold to other customers. Quaker Fabric formally filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on August 16, 2007. The Company does not expect this action to have a material impact on its liquidity position.

On April 10, 2007, Joan Fabric Corporation (“Joan Fabric”), another customer in the dyed business, announced that it had filed a voluntary petition to reorganize under Chapter 11. The Company recorded a pre-tax bad debt charge of $2.8 million in the third quarter of fiscal year 2007, which, along with the $2.0 million of pre-tax bad debt charges previously incurred fully reserved this customer. In addition, the Company wrote down $0.7 million of certain inventory produced specially for Joan Fabric which the Company considered obsolete.

Although the Company experienced significant improvements in its collections during fiscal year 2007, the financial viability of certain customers continue to require close management scrutiny. Management believes that its reserve for uncollectible accounts receivable is adequate.

Interest expense increased from $19.3 million in fiscal year 2006 to $25.5 million in fiscal year 2007. The increase in interest expense is primarily due to the increased interest expense by the Company as a result of higher bond interest rates relating to the 2014 bonds. The Company had $36.0 million of outstanding borrowings under its amended revolving credit facility as of June 24, 2007. The weighted average interest rate of Company debt outstanding at June 24, 2007 and June 25, 2006 was 10.8% and 6.9%, respectively. Interest income decreased from $6.3 million in fiscal year 2006 to $3.2 million in fiscal year 2007 which was due to the utilization of cash as a part of the tender of the 2008 bonds in May 2006.

Other (income) expense increased from $1.5 million of income in fiscal year 2006 to $2.6 million of income in fiscal year 2007. For fiscal year 2007, other (income) expense includes net gains from the sale of property and equipment of $1.2 million, income from technology fees of $1.2 million, and other income of $0.2 million. Fiscal year 2006 other (income) expense includes net gains from the sale of property and equipment of $1.0 million and technology fees of $0.7 million offset by $0.2 million of miscellaneous other expense.

Equity in the net loss of its equity affiliates, PAL, USTF, UNF, and YUFI was $4.3 million in fiscal year 2007 compared to equity in net income of $0.8 million in fiscal year 2006. The decrease in earnings is primarily attributable to its investment in PAL and YUFI as discussed above. The Company’s share of PAL’s earnings decreased from a $3.8 million income in fiscal year 2006 to $2.5 million of income in fiscal year 2007. Higher raw material prices were the main reason for the lower income in fiscal year 2007. PAL realized net losses on cotton futures contracts of $1.4 million for fiscal year 2006 compared to $0.1 million in realized net losses for fiscal year 2007. The Company expects to continue to receive cash distributions from PAL. The Company’s share of YUFI’s net losses increased from $3.2 million in fiscal year 2006 to $5.8 million in fiscal year 2007.

On October 26, 2006 the Company announced its intent to sell a manufacturing facility in Reidsville, North Carolina that the Company had leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with SFAS No. 144. The Company evaluated the recoverability of the long-lived asset and determined that the carrying amount of the property exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $1.2 million during the first quarter of fiscal year 2007, which included $0.1 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs.

In November 2006, the Company’s Brazilian operation committed to a plan to modernize its facilities by replacing ten of its older machines with newer machines purchased from the domestic polyester division. These machine purchases will allow the Brazilian facility to produce tailor made products at higher speeds resulting in lower costs and increased competitiveness. The Company recognized a $2.0 million impairment charge on the older machines in the second quarter of fiscal year 2007 related to the book value of the machines and the related dismantling and removal costs.

The Company operated two polyester dye facilities which are located in Mayodan, North Carolina (the “Mayodan facility”) and Reidsville, North Carolina (the “Reidsville facility”). On March 22, 2007, the Company committed to a plan to idle the Mayodan facility and consolidate all of its dyed operations into the Reidsville facility. The consolidation process was completed as of June 24, 2007. The Company performed an impairment review in accordance with SFAS No. 144, and received an appraisal on the Mayodan facility which indicated that the carrying amount of the Mayodan facility exceeded its fair value. Accordingly, in the third quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of $4.4 million. Since management is not confident that a sale will occur within twelve months, the facility continues to be classified as property, plant, and equipment and not classified as part of the “Assets held for sale” line items in the Consolidated Balance Sheets.

During the quarter ended September 25, 2005, management decided to consolidate its domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant 1 in Mayodan, North Carolina and moving its operations and offices to Plant 3 in Madison, North Carolina which is the Nylon division’s largest facility with approximately one million square feet of production space. As a part of the consolidation plan, three nylon facilities (the “Madison facilities”’) were vacated and classified as held for sale later in fiscal year 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facilities carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal year 2006 which included $0.2 million of estimated selling costs. During fiscal year 2007, the Company reviewed the Madison facilities as the facilities have been classified as “Assets Held for Sale” for a one year period and have not been sold. The Company completed its SFAS 144 review relating to the Madison facilities and recorded an additional non-cash impairment charge of $3.0 million which included $0.3 million in estimated selling expenses. As a result, the Company has reduced its offering price for the Madison facilities. In addition, the Madison facilities stored idle equipment relating to their operations. This equipment has also been classified as “Assets Held for Sale” for the past year and the Company has determined that a sale is not possible. The Company completed its SFAS 144 review and recorded a non-cash impairment charge of $5.6 million relating to the idle equipment and $0.5 million relating to the facilities. The sale of Plant 1 was completed on June 19, 2007 and Plant 5 on June 25, 2007 with no further impairment charges incurred.

As a part of its fiscal year 2007 financial statement closing process, the Company initiated a review of the carrying value of its investment in PAL, in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As a result, the Company determined that the current $137.0 million carrying value of the Company’s investment in PAL exceeds its fair value. The Company recorded a non-cash impairment charge of $84.7 million in the fourth quarter of the Company’s fiscal year 2007. The Company’s investment in PAL as of June 24, 2007 was $52.3 million.

The Company established a valuation allowance against its deferred tax assets primarily attributable to North Carolina income tax credits, investments and real property. The Company’s realization of other deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. Although the Company has reported losses for both financial and U.S. tax reporting purposes over the last several years, it has determined that deferred tax assets not offset by the valuation allowance are more likely than not to be realized primarily based on expected future reversals of deferred tax liabilities, particularly those related to property, plant and equipment, the accumulated depreciation for which is expected to reverse $7.4 million, $5.2 million and $4.2 million in fiscal years 2008, 2009 and 2010, respectively. Actual future taxable income may vary significantly from management’s projections due to the many complex judgments and significant estimations involved, which may result in adjustments to the valuation allowance which may impact the net deferred tax liability and provision for income taxes.

The valuation allowance increased $22.6 million in fiscal year 2007 compared to decreases of $1.7 million in fiscal year 2006. The net increase in fiscal year 2007 consisted of a $22.9 million increase for investment and real property impairment charges that could result in nondeductible capital losses, a $2.0 million increase for lower expected utilization of certain federal and state carryforwards, offset by a $2.3 million decrease for expiration of North Carolina income tax credits. The net decrease in fiscal year 2006 consisted of a $3.6 million decrease for expiration of North Carolina income tax credits and a $1.9 million increase for lower expected utilization of North Carolina income tax credits. The net impact of changes in the valuation allowance to the effective tax rate reconciliation for fiscal years 2007 and 2006 were 17.8% and 11.9%, respectively. The percentage increase from fiscal year 2006 to fiscal year 2007 was primarily attributable to investment and real property impairment charges.

The Company recognized an income tax benefit in fiscal year 2007 at a 15.8% effective tax rate compared to a benefit of 7.4% in fiscal year 2006. The fiscal year 2007 effective rate was negatively impacted by the change in the deferred tax valuation allowance. The fiscal year 2006 effective rate was negatively impacted by foreign losses for which no tax benefit was recognized, the change in the deferred tax valuation allowance and tax expense not previously accrued for repatriation of foreign earnings. In fiscal year 2007, the Company recognized a state income tax benefit, net of federal income tax of 3.3% compared to 10.4% in fiscal year 2006. The increase in fiscal year 2006 was primarily attributable to the pass through of $1.2 million of state income tax credits from an equity affiliate.

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

In late July 2007, the Company began repatriating dividends of approximately $9.2 million from its Brazilian manufacturing operation. These dividends do not qualify for the special AJCA deduction. Federal income tax on the dividends was accrued during fiscal year 2007 since the previously unrepatriated foreign earnings were no longer deemed to be indefinitely reinvested outside the U.S.

Polyester Operations

The following table sets forth the segment operating gain (loss) components for the polyester segment for fiscal year 2007 and fiscal year 2006. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2007		Fiscal Year 2006
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$530,092	100.0	$566,266	100.0	(6.4)
Cost of sales	499,929	94.3	527,354	93.1	(5.2)
Selling, general and administrative expenses	35,704	6.7	32,771	5.8	8.9
Restructuring charges (recovery)	(103)	—	533	0.1	(119.3)
Write down of long-lived assets	6,930	1.3	51	—	—

Segment operating income (loss)	$(12,368)	(2.3)	$5,557	1.0	(322.6)

Fiscal year 2007 polyester net sales decreased $36.2 million, or 6.4% compared to fiscal year 2006. Notwithstanding the positive impact that the Dillon acquisition had on sales, the Company’s polyester segment sales volumes decreased approximately 10.4% while the weighted-average unit prices increased approximately 4.0%.

Domestically, polyester sales volumes decreased 12.2% while average unit prices increased approximately 2.9%. Sales from the Company’s Brazilian texturing operation, on a local currency basis, increased 4.8% over fiscal year 2006 due primarily to the increase in valuation of the U.S. dollar against the Brazilian Real. The Brazilian texturing operation predominately purchased all of its fiber in U.S. dollars. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was an increase of $6.8 million in fiscal year 2007. The Company’s international polyester pre-tax results of operations for the polyester segment’s Brazilian location increased $0.4 million in fiscal year 2007 over fiscal year 2006.

Gross profit on sales for the polyester operations decreased $8.7 million, or 22.5%, over fiscal year 2006, and gross margin (gross profit as a percentage of net sales) decreased from 6.9% in fiscal year 2006 to 5.7% in fiscal year 2007. The decrease from the prior year is primarily attributable to increased converting costs on a per pound basis in the POY business. In addition, fiber cost increased as a percent of net sales from 52.4% in fiscal year 2006 to 53.2% in fiscal year 2007. Fixed and variable manufacturing costs increased as a percentage of net sales from 38.9% in fiscal year 2006 to 39.4% in fiscal year 2007.

Selling, general and administrative expenses for the polyester segment increased $2.9 million from fiscal years 2006 to 2007. While the methodology to allocate domestic selling, general and administrative costs remained consistent between fiscal year 2006 and fiscal year 2007, the percentage of such costs allocated to each segment are determined at the beginning of every year based on specific cost drivers. The increase in SG&A expenses for the polyester segment relates to the additional expenses and sales service expenses both related to the Dillon acquisition as well as stock-based and deferred compensation offset by reductions in overall expenses related to cost saving efforts as discussed above in the consolidate section.

The polyester segment net sales, gross profit and selling, general and administrative expenses as a percentage of total consolidated amounts were 76.7%, 91.3% and 78.9% for fiscal year 2006 compared to 76.8%, 80.3% and 79.5% for fiscal year 2007, respectively.

Restructuring recoveries of $0.1 million in fiscal year 2007 were related to adjustments for retiree reserves. The restructuring charges of $0.5 million in fiscal year 2006 were related to adjustments for severance, retiree reserves, and charges related to the polyester segment of Unifi Latin America.

See “ — Corporate Restructurings” above for a discussion of the Company’s restructurings of its polyester facilities.

Nylon Operations

The following table sets forth the segment operating loss components for the nylon segment for fiscal year 2007 and fiscal year 2006. The table also sets forth the percent to net sales and the percentage increase or decrease over fiscal year 2006:

	Fiscal Year 2007		Fiscal Year 2006
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$160,216	100.0	$172,399	100.0	(7.1)
Cost of sales	152,814	95.4	168,701	97.9	(9.4)
Selling, general and administrative expenses	9,182	5.7	8,763	5.1	4.8
Restructuring recoveries	(54)	—	(787)	(0.5)	(93.1)
Write down of long-lived assets	8,601	5.4	2,315	1.3	271.5

Segment operating loss	$(10,327)	(6.4)	$(6,593)	(3.8)	(56.6)

Fiscal year 2007 nylon net sales decreased $12.2 million, or 7.1% compared to fiscal year 2006. Unit volumes for fiscal year 2007 decreased 8.8% while the average selling price increased 1.7%.

Gross profit increased $3.7 million, or 100.2% in fiscal year 2007 and gross margin increased from 2.1% in fiscal year 2006 to 4.6% in fiscal year 2007. This was primarily attributable to higher conversion margins, cost savings associated with closing a central distribution center, and the closing of two nylon manufacturing facilities in fiscal year 2006. Fiber costs increased from 60.1% of net sales in fiscal year 2006 to 60.4% of net sales in fiscal year 2007. Fixed and variable manufacturing costs decreased as a percentage of sales from 35.5% in fiscal year 2006 to 33.0% in fiscal year 2007.

Selling, general and administrative expenses for the nylon segment increased $0.4 million in fiscal year 2007. The increase in SG&A expenses for the nylon segment relates to additional stock-based and deferred compensation offset by reductions in overall expenses related to cost saving efforts as discussed above in the consolidated section.

The nylon segment net sales, gross profit and selling, general and administrative expenses as a percentage of total consolidated amounts were 23.3%, 8.7% and 21.1% for fiscal year 2006 compared to 23.2%, 19.7% and 20.5% for fiscal year 2007, respectively.

The restructuring recovery of $0.1 million in fiscal year 2007 related to adjustments for retiree reserves. The restructuring recovery of $0.8 million in fiscal year 2006 were related to adjustments for severance, retiree reserves and recoveries of 2001 reserves related to the nylon segment of Unifi Latin America.

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

Review of Fiscal Year 2006 Results of Operations (52 Weeks) Compared to Fiscal Year 2005 (52 Weeks)

The following table sets forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2006 and fiscal year 2005. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2006		Fiscal Year 2005
		% to		% to
		Total		Total	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Consolidated
Net sales
Polyester	$566,266	76.7	$586,338	74.0	(3.4)
Nylon	172,399	23.3	206,436	26.0	(16.5)

Total	$738,665	100.0	$792,774	100.0	(6.8)

		% to		% to
		Net Sales		Net Sales

Cost of sales
Polyester	$527,354	71.4	$558,498	70.4	(5.6)
Nylon	168,701	22.8	204,219	25.8	(17.4)

Total	696,055	94.2	762,717	96.2	(8.7)
Selling, general and administrative
Polyester	32,771	4.4	30,291	3.8	8.2
Nylon	8,763	1.2	11,920	1.5	(26.5)

Total	41,534	5.6	42,211	5.3	(1.6)
Restructuring charges (recovery)
Polyester	533	0.1	(212)	—	(351.4)
Nylon	(787)	(0.1)	(129)	—	510.1

Total	(254)	0.0	(341)	—	(25.5)
Write down of long-lived assets
Polyester	51	—	—	—	100.0
Nylon	2,315	0.3	603	0.1	283.9

Total	2,366	0.3	603	0.1	292.4
Other (income) expenses	14,860	2.0	20,805	2.6	(28.6)

Loss from continuing operations before income taxes	(15,896)	(2.1)	(33,221)	(4.2)	(52.2)
Benefit for income taxes	(1,170)	(0.2)	(13,483)	(1.7)	(91.3)

Loss from continuing operations	(14,726)	(1.9)	(19,738)	(2.5)	(25.4)
Income (loss) from discontinued operations, net of tax	360	—	(22,644)	(2.9)	(101.6)
Extraordinary gain — net of taxes of $0	—	—	1,157	0.1	(100.0)

Net loss	$(14,366)	(1.9)	$(41,225)	(5.2)	(65.2)

For the fiscal year 2006, the Company recognized a $15.9 million loss from continuing operations before income taxes which was a $17.3 million improvement from the prior year. The improvement in continuing operations was primarily attributable to increased polyester conversion margins, decreased selling, general and administrative expenses, and reduced charges of $11.9 million for bad debt expenses offset by asset impairment charges and debt extinguishment expenses. The LIFO reserve increased $3.9 million for fiscal year 2006 compared to $2.4 million for the prior fiscal year. During fiscal year 2006 raw material prices increased for polyester ingredients in POY whereas in fiscal year 2005 the primary drivers to the LIFO reserve were increases in nylon raw material prices and higher values in the nylon inventories due to the product mix.

Consolidated net sales from continuing operations decreased from $792.8 million to $738.7 million, or 6.8%, for the current fiscal year. For the fiscal year 2006, the weighted average price per pound for the Company’s products on a consolidated basis increased 6.2% compared to the prior year. Unit volume from continuing operations decreased 13.0% for the fiscal year primarily due to management’s decision to focus on profitable business as well as market conditions.

At the segment level, polyester dollar net sales accounted for 76.7% in fiscal year 2006 compared to 74.0% in fiscal year 2005. Nylon accounted for 23.3% of dollar net sales for fiscal year 2006 compared to 26.0% for the prior fiscal year.

Gross profit from continuing operations increased $12.6 million to $42.6 million for fiscal year 2006. This increase is primarily attributable to higher average selling prices for both the polyester and nylon segments.

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

Interest expense decreased from $20.6 million in fiscal year 2005 to $19.3 million in fiscal year 2006. The decrease in interest expense is primarily due to the payment by the Company of a notes payable relating to the Kinston acquisition. The Company had no outstanding borrowings under its amended revolving credit facility as of June 25, 2006 or its old credit facility as of June 26, 2005. The weighted average interest rate of Company debt outstanding at June 25, 2006 and June 26, 2005 was 6.9% and 6.7%, respectively. Interest income increased from $3.2 million in fiscal year 2005 to $6.3 million in fiscal year 2006 which was due to the increased cash position that the Company maintained throughout most of fiscal year 2006.

Other (income) expense decreased from $2.3 million of income in fiscal year 2005 to $1.5 million of income in fiscal year 2006. Fiscal year 2006 other (income) expense includes net gains from the sale of property and equipment of $1.0 million and technology fees of $0.7 million. In fiscal year 2005, other (income) expense includes net gains from the sale of property and equipment of $0.7 million and gains on currency translations of $1.1 million.

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

The Company recorded no minority interest income for fiscal year 2006 compared to minority interest income of $0.5 million in the fiscal year 2005. Minority interest recorded in the Company’s Consolidated Statements of Operations primarily relates to the minority owner’s share of the earnings of Unifi Textured Polyester, LLC (“UTP”). The Company had an 85.4% ownership interest and International Textile Group, LLC (“ITG”), had a 14.6% interest in UTP. In April 2005, the Company acquired ITG’s ownership interest for $0.9 million in cash.

In fiscal year 2006, the Company’s nylon segment recorded charges of $2.3 million to write down to fair value, less cost to sell, a nylon manufacturing plant and a nylon warehouse. In the fourth quarter of fiscal year 2005, the Company’s nylon segment recorded a $0.6 million charge to write down to fair value, less cost to sell, 166 textile machines that are held for sale.

The Company established a valuation allowance against its deferred tax assets primarily attributable to North Carolina income tax credits. The Company’s realization of other deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. Although the Company has reported losses for both financial and U.S. tax reporting purposes over the last several years, it has determined that deferred tax assets not offset by the valuation allowance are more likely than not to be realized primarily based on expected future reversals of deferred tax liabilities, particularly those related to property, plant and equipment the accumulated depreciation for which reversed $9.3 million in fiscal year 2007 and is expected to reverse $7.4 million and $5.2 million in fiscal years 2008 and 2009, respectively. Actual future taxable income may vary significantly from management’s projections due to the many complex judgments and significant estimations involved, which may result in adjustments to the valuation allowance which may impact the net deferred tax liability and provision for income taxes.

The valuation allowance decreased $1.7 million in fiscal year 2006 compared to a decrease of $2.2 million in fiscal year 2005. The net decrease in fiscal year 2006 consisted of a $3.6 million decrease for expiration of North Carolina income tax credits offset by a $1.9 million increase for lower expected utilization of North Carolina income tax credits. The net decrease in fiscal year 2005 consisted of a $3.0 million decrease for expiration of capital loss carryforwards and North Carolina income tax credits offset by a $0.8 million increase for lower expected utilization of North Carolina income tax credits. The net impact of changes in the valuation allowance to the effective tax rate reconciliation for fiscal years 2006 and 2005 were 11.9% and 2.5%, respectively. The percentage increase from fiscal year 2005 to fiscal year 2006 was primarily attributable to lower forecasted state taxable income.

The Company recognized an income tax benefit in fiscal year 2006 at a 7.4% effective tax rate compared to a benefit of 40.6% in fiscal year 2005. The fiscal year 2006 effective rate was negatively impacted by foreign losses for which no tax benefit was recognized, the change in the deferred tax valuation allowance and tax expense not previously accrued for repatriation of foreign earnings. The fiscal year 2005 effective rate was positively impacted by foreign earnings taxed at lower rates. In fiscal year 2006, the Company recognized a state income tax benefit net of federal income tax of 10.4% compared to 4.2% in fiscal year 2005. The increase in fiscal year 2006 was primarily attributable to the pass through of $1.2 million of state income tax credits from an equity affiliate.

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

Polyester Operations

The following table sets forth the segment operating gain (loss) components for the polyester segment for fiscal year 2006 and fiscal year 2005. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2006		Fiscal Year 2005
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$566,266	100.0	$586,338	100.0	(3.4)
Cost of sales	527,354	93.1	558,498	95.2	(5.6)
Selling, general and administrative expenses	32,771	5.8	30,291	5.2	8.2
Restructuring charges (recovery)	533	0.1	(212)	—	(351.4)
Write down of long-lived assets	51	—	—	—	—

Segment operating income (loss)	$5,557	1.0	$(2,239)	(0.4)	(348.2)

Fiscal year 2006 polyester net sales decreased $20.1 million, or 3.4% compared to fiscal year 2005. The Company’s polyester segment sales volumes decreased approximately 11.8% while the weighted-average unit prices increased approximately 8.4%.

Domestically, polyester sales volumes decreased 15.2% while average unit prices increased approximately 8.8%. Sales from the Company’s Brazilian texturing operation, on a local currency basis, decreased 11.2% over fiscal year 2005 due primarily to the devaluation of the U.S. dollar against the Brazilian Real. The Brazilian texturing operation predominately purchased all of its fiber in U.S. dollars. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was an increase of $17.2 million in fiscal year 2006. The Company’s international polyester pre-tax results of operations for the polyester segment’s Brazilian location increased $0.2 million in fiscal year 2006 over fiscal year 2005.

Gross profit on sales for the polyester operations increased $11.1 million, or 1.9%, over fiscal year 2005, and gross margin (gross profit as a percentage of net sales) increased from 4.7% in fiscal year 2005 to 6.9% in fiscal year 2006. The increase from the prior year is primarily attributable to an increase in higher average selling prices as well as costs savings realized from the consolidation of warehousing and transportation services, and the curtailment of two POY production lines at the Kinston facility. In addition, fiber cost decreased as a percent of net sales from 54.9% in fiscal year 2005 to 52.4% in fiscal year 2006.

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

The polyester segment net sales, gross profit and selling, general and administrative expenses as a percentage of total consolidated amounts were 74.0%, 92.6% and 71.8% for fiscal year 2005 compared to 76.7%, 91.2% and 78.9% for fiscal year 2006, respectively.

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

Nylon Operations

The following table sets forth the segment operating loss components for the nylon segment for fiscal year 2006 and fiscal year 2005. The table also sets forth the percent to net sales and the percentage increase or decrease over fiscal year 2005:

	Fiscal Year 2006		Fiscal Year 2005
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$172,399	100.0	$206,436	100.0	(16.5)
Cost of sales	168,701	97.9	204,219	98.9	(17.4)
Selling, general and administrative expenses	8,763	5.1	11,920	5.8	(26.5)
Restructuring charges (recovery)	(787)	(0.5)	(129)	(0.1)	510.1
Write down of long-lived assets	2,315	1.3	603	0.3	283.9

Segment operating loss	$(6,593)	(3.8)	$(10,177)	(4.9)	(35.2)

Fiscal year 2006 nylon net sales decreased $34.0 million, or 16.5% compared to fiscal year 2005. Unit volumes for fiscal year 2006 decreased 23.4% while the average selling price increased 7.0%. Weighted-average selling prices increased in fiscal year 2006 due to a greater percentage of higher priced products being sold and to sales price increases instituted during the third quarter.

Gross profit increased $1.5 million, or 0.7% in fiscal year 2006 and gross margin increased from 1.1% in fiscal year 2005 to 2.1% in fiscal year 2006. This was primarily attributable to higher per unit sales prices, cost savings associated with closing a central distribution center, and closing two nylon manufacturing facilities. Fiber costs decreased from 64.6% of net sales in fiscal year 2005 to 60.1% of net sales in fiscal year 2006 due to the incremental change in product mix driven by the Company’s supply agreement with Sara Lee Branded Apparel and the continued price increases. Fixed and variable manufacturing costs increased as a percentage of sales from 30.7% in fiscal year 2005 to 35.5% in fiscal year 2006.

Selling, general and administrative expenses for the nylon segment decreased $3.1 million in fiscal year 2006. This decrease as a percentage of net sales is primarily due to a reduced allocation percentage of selling, general and administrative expenses to the nylon segment due to additional business from the polyester Kinston manufacturing operation.

The nylon segment net sales, gross profit and selling, general and administrative expenses as a percentage of total consolidated amounts were 26.0%, 7.4% and 28.2% for fiscal year 2005 compared to 23.3%, 8.7% and 21.1% for fiscal year 2006, respectively.

Restructuring recoveries of $0.8 million in fiscal year 2006 were related to adjustments for severance, retiree reserves and recoveries of 2001 reserves related to the nylon segment of Unifi Latin America.

See “— Corporate Restructurings” above for a discussion of the Company’s restructurings of its nylon facilities in North Carolina.

Liquidity and Capital Resources

Liquidity Assessment

The Company’s primary capital requirements are for working capital, capital expenditures and service of indebtedness. Historically the Company has met its working capital and capital maintenance requirements from its operations. Asset acquisitions and joint venture investments have been financed by cash reserves and borrowing under its financing agreements discussed below.

In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditures and enable cost reductions through restructuring projects as follows:

•	Capital Expenditures. The Company estimates its fiscal year 2008 capital expenditures will be within a range of $10.0 million to $12.0 million. The Company has restricted cash accounts reserved for domestic capital expenditures in accordance its long-term borrowing agreements. As of June 24, 2007 the Company had $4.0 million in restricted cash funds available for domestic capital expenditures. The Company expects to receive an additional $10.8 million in proceeds from the sale of idle properties which in total will exceed its projected domestic capital expense budget for fiscal year 2008. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.

•	Restructuring/Cost Reductions. During the first quarter fiscal year 2008, the Company reorganized its domestic business operations, in addition to announcing the closing of its Kinston facility and, as a result, expects to record approximately $4.9 million in severance expenses in the first half of fiscal year 2008 including $2.4 million of severance in connection with the termination of its former President and Chief Executive Officer. Approximately 310 employees including approximately 110 salaried positions and 200 wage positions will be affected by these plans of reorganization which included the Company’s former Vice President and Chief Information Officer. On April 26, 2007, the Company announced plans to close its Dillon, South Carolina facility. The Company recorded an assumed liability of $0.7 million for severance related costs in connection with purchase accounting in the second half of fiscal year 2007.

•	Joint Venture Investments. During fiscal year 2007 the Company received $6.4 million in dividend distributions from its joint ventures. Although historically over the past five years the Company has received distributions from its joint ventures, there is no guarantee that it will continue to receive distributions in the future. The Company may from time to time increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

Contractual Obligations

The Company’s significant long-term obligations as of June 24, 2007 are as follows:

	Cash Payments Due by Period
		Less Than			More Than
Description of Commitment	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Amounts in thousands)

2014 notes	$190,000	$—	$—	$—	$190,000
2008 notes	1,273	1,273	—	—	—
Amended credit facility	36,000	—	—	36,000	—
Capital lease obligation	1,659	317	698	608	36
Other long-term debt(1)	20,236	12,969	7,267	—	—
Interest on long-term debt	163,199	25,174	49,736	46,409	41,880
Operating leases	7,207	5,108	1,954	145	—
Purchase obligations(2)	42,270	32,536	6,036	3,201	497

	$461,844	$77,377	$65,691	$86,363	$232,413

(1)	Other long-term debt consists of Brazilian government loans and outstanding letters of credit.

(2)	Purchase obligations consist of a Dillon acquisition related sales and service agreement, a manufacturing agreement for nitrogen, utility agreements, and a raw material supply agreement.

Cash Provided by Continuing Operations

Although the Company had a net loss of $116.3 million in fiscal year 2007, the Company generated $10.6 million of cash from continuing operations in fiscal year 2007 compared to $28.5 million for fiscal year 2006. The fiscal year 2007 net loss was adjusted positively for non-cash income and expense items such as the impairment charge related to PAL of $84.7 million, depreciation and amortization of $44.9 million, fixed asset impairment charges of $16.7 million, a provision for bad debt of $7.2 million, losses from unconsolidated equity affiliates of $7.0 million, a decrease in inventories of $6.5 million, stock based compensation of $1.7 million, and prepaid expenses of $0.1 million, and negatively for decreases in deferred taxes of $24.1 million, reductions in accounts payable and accrued expenses of $10.5 million, decreases in accounts receivables of $2.5 million, income from discontinued operations of $1.5 million, gains from the sale of capital assets of $1.2 million, decreases in income taxes of $1.1 million, and increases in other current assets of $1.0 million.

Cash provided from operations declined $17.9 million compared to the prior fiscal year. This is primarily due to the loss of sales volume, increased bad debt expense and the increase in interest expense related to the 2014 notes. Although the weighted average selling price was up 3.7%, the reduction in sales volume of 10.3% resulted in a net overall pricing decline of 6.6%. The Company has been consolidating its manufacturing costs and reducing its selling, general and administrative expenses to increase overhead absorption and cash flows from operations but at a slower rate than the decline in sales

For the fiscal year 2007, the Company recorded a $7.2 million provision for bad debts. This compares to $1.3 million recorded in the prior fiscal year. The increase relates to the Company’s domestic operations and is primarily due to the write off of two customers who filed bankruptcy as discussed previously in “Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal Year 2006 (52 Weeks).”

Inventories increased $8.1 million from June 25, 2006 to $124.1 million at June 24, 2007 primarily due to the Dillon asset acquisition which was financed through the Company’s amended credit facility. The cash from operations relating to inventories was a $6.5 million cash contribution when excluding the Dillon inventory effect on the overall change in inventories.

The decrease in the net deferred tax liability consisted of decreases of $18.9 million, $12.8 million, $1.2 million and $0.7 million for the impairment charge related to PAL, depreciation and disposals of property, plant and equipment, the change in the realizable portion of the North Carolina investment credits and other items, respectively, net of increases of $6.7 million and $3.2 million for the change in the realizable portion of other equity investments and federal income taxes provided on un-repatriated foreign earnings, respectively.

Working capital increased from $181.5 million at June 25, 2006 to $193.7 million at June 24, 2007 due to increases in inventory of $8.1 million, cash of $4.7 million, deferred income taxes of $1.4 million, restricted cash of $4.0 million, other current assets of $2.7 million, receivables of $0.8 million, decreases in accounts payable and accruals of $2.9 million and decreases in income taxes payable of $2.1 million offset by reductions in assets held for sale of $9.6 million and increases in current maturities of long-term debt of $4.9 million.

While the Company had a net loss of $14.4 million in fiscal year 2006, the Company generated $28.5 million of cash from continuing operations in fiscal year 2006 primarily due to depreciation and amortization of $49.9 million, a decrease in accounts receivable of $10.6 million, an impairment charge of $2.4 million, loss from unconsolidated equity affiliates of $1.9 million, non-cash charges for the early extinguishment of debt of $1.8 million, a provision for bad debt of $1.3 million, income taxes of $0.6 million, and other current assets of $0.2 million as compared to $29.9 million for fiscal year 2005. Cash used in continuing operations included net loss from continuing operations of $14.4 million, reductions in accounts payable and accrued expenses of $8.5 million, decreases in deferred taxes of $7.8 million, higher inventories of $5.8 million, and gains from the sale of capital assets of $1.8 million, increase in prepaid expenses of $1.2 million, income from discontinued operations of $0.4 million and recoveries of restructuring charges of $0.3 million. The primary items affecting deferred taxes were depreciation in excess of federal tax depreciation, decreases in investments in equity affiliates, decreases in reserves for accounts receivable and severance, and increases in net operating losses which reduced the deferred tax obligation by $10.8 million, $3.6 million, $4.0 million and $2.7 million, respectively.

While the Company had a net loss of $41.2 million in fiscal year 2005, it generated $29.9 million of cash from continuing operations in fiscal year 2005 primarily due to depreciation and amortization of $52.8 million, an increase in discontinued operations of $22.7 million, lower inventories of $20.6 million, a provision for bad debt of $13.2 million that was increased by the write-off of Collins & Aikman receivables, fixed asset impairment charges of $0.6 million and income taxes of $0.2 million. Cash used in continuing operations included net loss from continuing operations of $41.2 million, decreases in deferred taxes of $19.1 million, reductions in accounts payable and accrued expenses of $10.9 million, income from unconsolidated equity affiliates of $2.3 million, gains from the sale of capital assets of $1.8 million, increases in accounts receivable of $1.5 million, extraordinary charges of $1.2 million, other items of $1.0 million, prepaid expenses of $0.9 million, and recoveries of restructuring charges of $0.3 million. The primary items affecting deferred taxes were depreciation in excess of federal tax depreciation, increases in reserves for accounts receivable and severance and increases in net operating losses which reduced the deferred tax obligation by $10.0 million, $3.6 million and $4.1 million, respectively. The decrease in inventories was primarily the result of our inventory reduction program in the fourth quarter of fiscal year 2005.

Cash Used in Investing Activities and Financing Activities

The Company utilized $43.5 million for net investing activities and provided $35.9 million in net financing activities during fiscal year 2007. For fiscal year 2006, the Company utilized $27.6 million for net investing activities and $90.2 million for net financing activities. The primary cash expenditures during fiscal year 2007 included $97.0 million for payment of the credit line revolver, $42.2 million for the Dillon asset acquisition, $7.8 million for capital expenditures, $4.0 million for restricted cash, $0.9 million for additional acquisition related expenses, $0.6 million for the payment of sale leaseback obligations, $0.5 million for issuance and debt refinancing costs, and $0.2 million of split dollar life insurance premiums, offset by $133.0 million in proceeds from borrowings on the credit line revolver, $5.0 million from proceeds from the sale of capital assets, $3.6 million from return of capital from equity affiliates, $1.8 million from split dollar life insurance surrender proceeds, $1.3 million from collection of notes receivable, and $0.9 million, net of other investing activities.

The Company utilized $27.6 million for net investing activities and $90.2 million in net financing activities during fiscal year 2006. For fiscal year 2005, the Company utilized $5.8 million for net investing activities and provided $0.1 million for net financing activities. The primary cash expenditures during fiscal year 2006 included $248.7 million for payment of the 2008 notes, $30.6 million for its investment in YUFI, $24.4 million for early payment of notes payable, $12.0 million for capital expenditures and $8.0 million for issuance and debt refinancing costs, offset by $190.0 million in proceeds from the issuance of the 2014 notes, $10.1 million in proceeds from the sale of capital assets, $2.7 million in decreased restricted cash, $1.8 million in proceeds from life insurance, $0.9 million, net of other financing activities, and $0.4 million, net of other investing activities.

The Company utilized net cash of $5.8 million for investing activities in fiscal year 2005, which included $9.4 million for capital expenditures, $2.7 million for a deposit of restricted cash, $1.4 million for acquisition related costs, and $1.4 million for split dollar life insurance premiums. These amounts were offset by $6.1 million for return of capital on investments from equity affiliates, $2.3 million of proceeds from sales of capital assets and $0.7 million, net of other investing activities. Net cash provided by financing activities increased by $0.1 million in fiscal year 2005 due to the issuance of common stock pursuant to the exercise of stock options.

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

Other Factors Affecting Liquidity

Stock Repurchase Program.  Effective July 26, 2000, the Board increased the remaining authorization to repurchase up to 10.0 million shares of its common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. Effective April 24, 2003, the Board re-instituted the stock repurchase program. Accordingly, the Company purchased 0.5 million shares in fiscal year 2003 and 1.3 million shares in fiscal year 2004. As of June 24, 2007, the Company had remaining authority to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003, and the Company has no immediate plans to reinstitute the program.

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

Long-Term Debt

On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bore a coupon rate of 6.5% and were scheduled to mature in February 2008. On April 28, 2006, the Company commenced a tender offer for all of its outstanding 2008 notes. The tender offer expired on May 25, 2006. As of June 25, 2006 $1.3 million in aggregate principal amount of 2008 notes had not been tendered and remain outstanding in accordance with their amended terms. As a result of the tender offer, the Company incurred $1.1 million in related fees and wrote off the remaining $1.3 million of unamortized issuance costs and $0.3 million of unamortized bond discounts as expense. The estimated fair value of the 2008 notes, based on quoted market prices as of June 24, 2007, and June 25, 2006, was approximately $1.3 million for both years.

On May 26, 2006 the Company issued $190 million of 11.5% senior secured notes due May 15, 2014. Interest is payable on the notes on May 15 and November 15 of each year, beginning on November 15, 2006. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under the Company’s amended revolving credit facility on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the notes and guarantees on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offerings. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at June 24, 2007 was approximately $188.1 million.

During the fourth quarter of fiscal year 2007, the Company sold property, plant and equipment secured by first-priority liens at a fair market value of $4.5 million, netting cash proceeds after selling expenses of $4.3 million. In accordance with the 2014 note collateral documents and the indenture, the net proceeds of the sales of the property, plant and equipment (First Priority Collateral) were deposited into First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of June 24, 2007, the Company had utilized $0.3 million to repurchase qualifying assets.

Concurrently with the closing of the offering of the 2014 Notes, the Company amended its senior secured asset-based revolving credit facility to provide a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity to 2011, and revise some of its other terms and covenants. The amended revolving credit facility is secured by first-priority liens on the Company’s and it’s subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s amended revolving credit facility is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

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

On January 2, 2007, the Company borrowed $43.0 million under the amended revolving credit facility to finance the purchase of certain assets of Dillon Yarn Corporation located in Dillon, South Carolina. See Footnote 14 “Asset Acquisition” for further discussion. The borrowings were derived from LIBOR rate revolving loans. As of June 24, 2007, the Company had two separate LIBOR rate revolving loans, a $16.0 million, 7.34%, sixty day loan and a $20.0 million, 7.36%, ninety day loan. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available. As of June 24, 2007, under the terms of the amended revolving credit facility agreement, $36 million remained outstanding and the Company had remaining availability of $58.1 million.

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

Under the amended revolving credit facility, the maximum capital expenditures are limited to $30 million per fiscal year with a 75% one-year unused carry forward. The amended revolving credit facility permits the Company to make distributions, subject to standard criteria, as long as pro forma excess availability is greater than $25 million both before and after giving effect to such distributions, subject to certain exceptions. Under the amended revolving credit facility, acquisitions by the Company are subject to pro forma covenant compliance. If borrowing capacity is less than $25 million at any time during the quarter, covenants will include a required minimum fixed charge coverage ratio of 1.1 to 1.0, receivables are subject to cash dominion, and annual capital expenditures are limited to $5.0 million per year of maintenance capital expenditures.

The amended revolving credit facility replaced the December 7, 2001 $100 million revolving bank credit facility (the “Credit Agreement”), as amended, which would have terminated on December 7, 2006. The Credit Agreement was secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing equipment. Borrowing availability was based on eligible domestic accounts receivable and inventory. Borrowings under the Credit Agreement bore interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix was based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, the Company paid unused line fees ranging from 0.25% to 0.50% per annum on the unused portion of the commitment which is included in interest expense. In connection with the refinancing, the Company incurred fees and expenses aggregating $2.0 million, which were being amortized over the term of the Credit Agreement with the balance of $0.2 million expensed upon the May 26, 2006 refinancing.

Unifi do Brazil, receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These loans were granted as part of a 24 month tax incentive to build a manufacturing facility in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which currently is significantly lower than the Brazilian prime interest rate. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil makes certain cash deposits with the Brazilian bank. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate. These tax incentives will end in September 2008.

The following summarizes the maturities of the Company’s long-term debt on a fiscal year basis:

	Aggregate Debt Maturities
Description of Commitment	Total	2008	2009	2011	Thereafter
	(Amounts in thousands)

Long-term debt	$242,295	$9,028	$7,267	$36,000	$190,000

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its amended revolving credit facility, will be adequate to fund anticipated capital and other expenditures and to satisfy its working capital requirements for at least the next twelve months.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” The pronouncement creates a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of the first day of fiscal year 2008 and management has concluded that the impact of FIN 48 on its Consolidated Balance Sheets and Consolidated Statements of Operations will be immaterial.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s Statements of Operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity relating to post retirement obligations. This aspect of SFAS No. 158 is effective for fiscal years ended after December 15, 2006. As of June 24, 2007 the Company does not believe this pronouncement will have any future effect on its financial reporting.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financials Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement permits entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 159, it has not determined if it will make any elections for fair value reporting of its assets.

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

Allowance for Doubtful Accounts.  An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectability of accounts receivable is based on a combination of factors including the aging of accounts receivable, historical write-off experience, present economic conditions such as chapter 11 bankruptcy filings within the industry and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for doubtful accounts. Accounts are written off when they are no longer deemed to be collectible. The reserve for bad debts is established based on certain percentages applied to accounts receivable aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. The Company’s exposure to losses as of June 24, 2007 on accounts receivable was $99.9 million against which an allowance for losses of $6.7 million was provided. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts.

Inventory Reserves.  The Company maintains reserves for inventories valued utilizing the FIFO method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO (raw materials only), the amount of existing LIFO reserves. The LIFO reserve has increased $3.8 million for fiscal year 2006 and increased $0.9 million for fiscal year 2007 primarily due to increases in raw material prices and higher inventory levels. The balance of the LIFO reserve was $8.5 million as of June 24, 2007. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins.

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144 long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, a impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. See “Footnote 12 — Impairment Charges” for further discussion of fiscal year 2007 impairment testing and related charges.

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. In fiscal year 2007, the Company performed impairment testing which resulted in the write down of polyester and nylon plant and machinery and equipment of $16.7 million.

Impairment of Joint Venture Investments.  The Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) states that the inability of the equity investee to sustain sufficient earnings to justify its carrying value on an other than temporary basis should be assessed for impairment purposes. The Company evaluates its equity investments at least annually to determine whether there is evidence that an investment has been permanently impaired. As of June 24, 2007 the Company had completed its evaluations of its equity investees and determined that its investment in PAL was impaired. As a result, the Company recorded a $84.7 million non-cash impairment charge. See “Footnote 12 — Impairment Charges” for further discussion of this impairment charge.

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

Valuation Allowance for Deferred Tax Assets.  The Company established a valuation allowance against its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” The specifically identified deferred tax assets which may not be recoverable are investment and real property impairment charges, state income tax credits and charitable contribution carryforwards. The Company’s realization of some of its deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. On a quarterly basis, the Company reviews its estimates of future taxable income over a period of years to assess if the need for a valuation allowance exists. To forecast future taxable income, the Company uses historical profit before tax amounts which may be adjusted upward or downward depending on various factors, including perceived trends, and then applies expected changes to deferred tax assets and liabilities based on when they reverse in the future. At June 24, 2007, the Company had a gross deferred tax liability of approximately $33.7 million relating specifically to property, plant and equipment. Reversal of this deferred tax liability through depreciation is the primary item generating future taxable income. Actual future taxable income may vary significantly from management’s projections due to the many complex judgments and significant estimations involved, which may result in adjustments to the valuation allowance which may impact the net deferred tax liability and provision for income taxes.

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

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are August 2007 and September 2007, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Foreign currency purchase contracts:
Notional amount	$1,778	$526	$168
Fair value	1,783	535	159

Net (gain) loss	$(5)	$(9)	$9

Foreign currency sales contracts:
Notional amount	$397	$833	$24,414
Fair value	400	878	22,687

Net (gain) loss	$3	$45	$(1,727)

The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item “Other (income) expense, net” in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.2 million for the fiscal year ended June 24, 2007, a pre-tax loss of $0.8 million for the fiscal year ended June 25, 2006, and a pre-tax gain of $1.1 million for the fiscal year ended June 26, 2005.

Inflation and Other Risks:  The inflation rate in most countries the Company conducts business has been low in recent years and the impact on the Company’s cost structure has not been significant. The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas, tariffs and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Unifi, Inc.

We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 24, 2007 and June 25, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 24, 2007. Our audits also include the Valuation and Qualifying Accounts financial statement schedule in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 24, 2007 and June 25, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 24, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Unifi, Inc.’s internal control over financial reporting as of June 24, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina
September 4, 2007

CONSOLIDATED BALANCE SHEETS

	June 24,	June 25,
	2007	2006
	(Amounts in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,031	$35,317
Receivables, net	93,989	93,236
Inventories	124,127	116,018
Deferred income taxes	13,055	11,739
Assets held for sale	7,880	17,418
Restricted cash	4,036	—
Other current assets	11,973	9,229

Total current assets	295,091	282,957

Property, plant and equipment:
Land	3,679	3,584
Buildings and improvements	166,663	168,367
Machinery and equipment	647,049	642,192
Other	95,753	100,140

	913,144	914,283
Less accumulated depreciation	(703,189)	(676,586)

	209,955	237,697
Investments in unconsolidated affiliates	93,170	190,217
Intangible assets, net	42,290	—
Other noncurrent assets	20,424	21,766

	$660,930	$732,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,303	$68,593
Accrued expenses	25,493	23,869
Deferred gain	102	323
Income taxes payable	247	2,303
Current maturities of long-term debt and other current liabilities	11,198	6,330

Total current liabilities	101,343	101,418

Long-term debt and other liabilities	236,149	202,110
Deferred gain	—	295
Deferred income taxes	23,507	45,861
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.10 par (500,000 shares authorized, 60,542 and 52,208 shares outstanding)	6,054	5,220
Capital in excess of par value	23,723	929
Retained earnings	265,777	382,082
Accumulated other comprehensive income (loss)	4,377	(5,278)

	299,931	382,953

	$660,930	$732,637

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands,
	except per share data)

Summary of Operations:
Net sales	$690,308	$738,665	$792,774
Cost of sales	652,743	696,055	762,717
Selling, general and administrative expenses	44,886	41,534	42,211
Provision for bad debts	7,174	1,256	13,172
Interest expense	25,518	19,266	20,594
Interest income	(3,187)	(6,320)	(3,173)
Other (income) expense, net	(2,576)	(1,466)	(2,320)
Equity in (earnings) losses of unconsolidated affiliates	4,292	(825)	(6,938)
Minority interest income	—	—	(530)
Restructuring recoveries	(157)	(254)	(341)
Write down of long-lived assets	16,731	2,366	603
Write down of investment in equity affiliate	84,742	—	—
Loss from early extinguishment of debt	—	2,949	—

Loss from continuing operations before income taxes and extraordinary item	(139,858)	(15,896)	(33,221)
Benefit for income taxes	(22,088)	(1,170)	(13,483)

Loss from continuing operations before extraordinary item	(117,770)	(14,726)	(19,738)
Income (loss) from discontinued operations, net of tax	1,465	360	(22,644)

Loss before extraordinary item	(116,305)	(14,366)	(42,382)
Extraordinary gain — net of taxes of $0	—	—	1,157

Net loss	$(116,305)	$(14,366)	$(41,225)

Income (losses) per common share (basic and diluted):
Loss from continuing operations before extraordinary item	$(2.10)	$(.28)	$(.38)
Income (loss) from discontinued operations, net of tax	.03	—	(.43)
Extraordinary gain — net of taxes of $0	—	—	.02

Net loss per common share	$(2.07)	$(.28)	$(.79)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Capital in			Other	Total	Comprehensive
	Shares	Common	Excess of	Retained	Unearned	Comprehensive	Shareholders’	Income (Loss)
	Outstanding	Stock	Par Value	Earnings	Compensation	Income (Loss)	Equity	Note 1
	(Amounts in thousands)

Balance June 27, 2004	52,115	$5,211	$127	$437,519	$(228)	$(40,728)	$401,901
Purchase of stock	(1)	—	(2)	—	—	—	(2)
Options exercised	33	4	101	—	—	—	105
Cancellation of unvested restricted stock	(2)	—	(18)	—	15	—	(3)
Amortization of restricted stock	—	—	—	—	85	—	85
Currency translation adjustments	—	—	—	—	—	19,580	19,580	$19,580
Liquidation of foreign subsidiaries	—	—	—	154	—	2,980	3,134	2,980
Net loss	—	—	—	(41,225)	—	—	(41,225)	(41,225)

Balance June 26, 2005	52,145	5,215	208	396,448	(128)	(18,168)	383,575	$(18,665)

Reclassification upon adoption of SFAS 123R	—	(1)	27	—	128	—	154
Options exercised	63	6	168	—	—	—	174
Stock option tax benefit	—	—	1	—	—	—	1
Stock option expense	—	—	394	—	—	—	394
Cancellation of unvested restricted stock	—	—	131	—	—	—	131
Currency translation adjustments	—	—	—	—	—	5,550	5,550	$5,550
Liquidation of foreign subsidiaries	—	—	—	—	—	7,340	7,340	7,340
Net loss	—	—	—	(14,366)	—	—	(14,366)	(14,366)

Balance June 25, 2006	52,208	5,220	929	382,082	—	(5,278)	382,953	$(1,476)

Issuance of stock	8,334	834	21,166	—	—	—	22,000
Stock registration costs	—	—	(63)	—	—	—	(63)
Stock option expense	—	—	1,691	—	—	—	1,691
Currency translation adjustments	—	—	—	—	—	9,655	9,655	$9,655
Net loss	—	—	—	(116,305)	—	—	(116,305)	(116,305)

Balance June 24, 2007	60,542	$6,054	$23,723	$265,777	$—	$4,377	$299,931	$(106,650)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Cash and cash equivalents at beginning of year	$35,317	$105,621	$65,221
Operating activities:
Net loss	(116,305)	(14,366)	(41,225)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Extraordinary gain	—	—	(1,157)
(Income) loss from discontinued operations	(1,465)	(360)	22,644
Net (earnings) loss of unconsolidated equity affiliates, net of distributions	7,029	1,945	(2,302)
Depreciation	41,594	48,669	51,542
Amortization	3,264	1,276	1,350
Stock-based compensation expense	1,691	676	—
Net gain on asset sales	(1,225)	(1,755)	(1,770)
Non-cash portion of loss on extinguishment of debt	—	1,793	—
Non-cash portion of restructuring recoveries	(157)	(254)	(341)
Non-cash write down of long-lived assets	16,731	2,366	603
Non-cash write down of investment in equity affiliate	84,742	—	—
Deferred income tax	(24,095)	(7,776)	(19,057)
Provision for bad debts	7,174	1,256	13,172
Minority interest	—	—	(551)
Other	(866)	(474)	(461)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(2,522)	10,592	(1,504)
Inventories	6,451	(5,844)	20,574
Other current assets	187	(1,278)	(901)
Accounts payable and accrued expenses	(10,514)	(8,504)	(10,933)
Income taxes	(1,094)	542	179

Net cash provided by continuing operating activities	10,620	28,504	29,862

Investing activities:
Capital expenditures	(7,840)	(11,988)	(9,422)
Acquisitions	(43,165)	(30,634)	(1,358)
Return of capital from equity affiliates	3,630	—	6,138
Investment of foreign restricted assets	—	171	388
Collection of notes receivable	1,266	404	520
Proceeds from sale of capital assets	5,099	10,093	2,290
Change in restricted cash	(4,036)	2,766	(2,766)
Net proceeds from split dollar life insurance surrenders	1,757	1,806	319
Split dollar life insurance premiums	(217)	(217)	(1,396)
Other	—	(42)	(481)

Net cash used in investing activities	(43,506)	(27,641)	(5,768)

Financing activities:
Payment of long term debt	(97,000)	(273,134)	—
Borrowing of long term debt	133,000	190,000	—
Debt issuance costs	(455)	(8,041)	—
Issuance of Company stock	—	176	104
Other	321	825	(22)

Net cash provided by (used in) financing activities	35,866	(90,174)	82

Cash flows of discontinued operations Operating cash flow	277	(3,342)	(6,273)
Investing cash flow	—	22,028	13,902

Net cash provided by discontinued operations	277	18,686	7,629
Effect of exchange rate changes on cash and cash equivalents	1,457	321	8,595

Net increase (decrease) in cash and cash equivalents	4,714	(70,304)	40,400

Cash and cash equivalents at end of year	$40,031	$35,317	$105,621

The accompanying notes are an integral part of the financial statements.

Non-cash investing and financing activities
Issued 8.3 million shares of Unifi common stock for the Dillon asset acquisition	$22.0 million
(see Footnote 14 “Asset Acquisition” for further discussion of this activity)

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

Fiscal Year.  The Company’s fiscal year is the 52 or 53 weeks ending in the last Sunday in June. Fiscal years 2007, 2006, and 2005 were comprised of 52 weeks.

Reclassification.  The Company has reclassified the presentation of certain prior year information to conform with the current year presentation.

Revenue Recognition.  Revenues from sales are recognized at the time shipments are made which is when the significant risks and rewards of ownership are transferred to the customer, and include amounts billed to customers for shipping and handling. Costs associated with shipping and handling are included in cost of sales in the Consolidated Statements of Operations. Freight paid by customers is included in net sales in the Consolidated Statements of Operations.

Foreign Currency Translation.  Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of shareholders’ equity and included in comprehensive income (loss). Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary’s functional currency) are included in other (income) expense, net in the Consolidated Statements of Operations.

Cash and Cash Equivalents.  Cash equivalents are defined as short-term investments having an original maturity of three months or less.

Restricted Cash.  Cash deposits held for a specific purpose or held as security for contractual obligations are classified as restricted cash. See “Footnote 2 — Long-Term Debt and Other Liabilities” for further discussions.

Receivables.  The Company extends unsecured credit to its customers as part of its normal business practices. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical experience and known pending claims. The ability to collect accounts receivable is based on a combination of factors including the aging of accounts receivable, write-off experience and the financial condition of specific customers. Accounts are written off when they are no longer deemed to be collectible. General reserves are established based on the percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The reserve for such losses was $6.7 million at June 24, 2007 and $5.1 million at June 25, 2006.

Inventories.  The Company utilizes the last-in, first-out (“LIFO”) method for valuing certain inventories representing 38.6% and 38.2% of all inventories at June 24, 2007, and June 25, 2006, respectively, and the first-in, first-out (“FIFO”) method for all other inventories. Inventories are valued at lower of cost or market including a provision for slow moving and obsolete items. Market is considered net realizable value. Inventories valued at current or replacement cost would have been approximately $8.2 million and $7.3 million in excess of the LIFO valuation at June 24, 2007, and June 25, 2006, respectively. The Company did not have LIFO liquidations during fiscal year 2007 and fiscal year 2006. The Company maintains reserves for inventories valued utilizing the FIFO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method and may provide for additional reserves over and above the LIFO reserve for inventories valued at LIFO. Such reserves for both FIFO and LIFO valued inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs; and, for inventory subject to LIFO, the amount of existing LIFO reserves. The Company is currently considering changing its inventory valuation method from LIFO to FIFO for the following reasons: changing to the FIFO method would conform the Company’s entire inventory to a single costing method; the FIFO method provides a more meaningful presentation of financial position because it reflects more recent costs in the Company’s balance sheet; fully adopting a method that is considered more preferable by the international accounting standard setters; improving accountability over inventory levels in its operating groups which it expects will lead to improved cash flows; conforming its Generally Accepted Accounting Principles-based inventory method with its tax method which was changed to FIFO in the 2001 return; streamlining its internal control processes by allowing the Company to adopt a consistent inventory reserve methodology across business units; and improve comparability with other companies in the industry since the majority of them are on the FIFO method. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The total inventory reserves on the Company’s books, including LIFO reserves, at June 24, 2007 and June 25, 2006 were $15.7 million and $10.7 million, respectively. The following table reflects the composition of the Company’s inventory as of June 24, 2007 and June 25, 2006:

	June 24,	June 25,
	2007	2006
	(Amounts in thousands)

Raw materials and supplies	$47,201	$48,594
Work in process	7,573	10,144
Finished goods	69,353	57,280

	$124,127	$116,018

Other Current Assets.  Other current assets consist of government tax deposits ($7.1 million and $4.3 million), prepaid insurance ($1.9 million and $2.5 million), prepaid VAT taxes ($1.1 million and $1.4 million), deposits of ($1.7 million and $0.7 million) and other assets ($0.1 million and $0.3 million) as of June 24, 2007 and June 25, 2006, respectively.

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

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144 long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, a impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. See “Footnote 12 — Impairment Charges” for further discussion of fiscal year 2007 impairment testing and related charges.

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. In fiscal year 2007, the Company performed impairment testing which resulted in the write down of polyester and nylon plant and machinery and equipment of $16.7 million.

Impairment of Joint Venture Investments.  The Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) states that the inability of the equity investee to sustain sufficient earnings to justify its carrying value on an other than temporary basis should be assessed for impairment purposes. The Company evaluates its equity investments at least annually to determine whether there is evidence that an investment has been permanently impaired. As of June 24, 2007 the Company had completed its evaluations of its equity investees and determined that its investment in Parkdale America, LLC (“PAL”) was impaired. As a result, the Company recorded a $84.7 non-cash million impairment charge. See “Footnote 12 — Impairment Charges” for further discussion of this impairment charge.

Goodwill and Other Intangible Assets:  Goodwill and other intangible assets at June 24, 2007 consist of acquisition related assets and other intangibles of $18.4 million and $23.9 million, respectively. See Footnote 14 — “Asset Acquisitions” for further discussion of the Company’s fiscal year 2007 acquisition related activities.

The Company accounts for its goodwill and other intangibles under the provisions of Statements of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a write-down necessary that previously required no such write-down.

Other intangible assets subject to amortization consisted of customer relationships and non-compete agreements entered in connection with an asset acquisition consummated in fiscal year 2007. The customer list is being amortized using a declining balance method over thirteen years and the non-compete agreement is being amortized using the straight-line method over seven years. There are no residual values related to these intangible assets. Accumulated amortization at June 24, 2007 for these intangible assets was $2.1 million.

The following table represents intangible assets with a finite life, net of accumulated amortization, as of June 24, 2007 and the expected intangible asset amortization for the next five fiscal years:

	Aggregate Amortization Expenses
	Balance at
	June 24, 2007	2008	2009	2010	2011	2012
	(Amounts in thousands)

Customer list	$20,157	$2,914	$2,545	$2,659	$2,173	$2,022
Non-compete contract	3,714	571	571	571	571	571

	$23,871	$3,485	$3,116	$3,230	$2,744	$2,593

Other Noncurrent Assets.  Other noncurrent assets at June 24, 2007, and June 25, 2006, consist primarily of cash surrender value of key executive life insurance policies ($3.0 million and $4.6 million), bond issue costs and debt origination fees ($7.3 million and $7.9 million), restricted cash investments in Brazil ($7.3 million and $6.2 million), other miscellaneous assets ($2.8 million and $2.8 million), and various notes receivable due from both affiliated and non-affiliated parties ($0.0 million and $0.3 million), respectively. Debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method. Accumulated amortization at June 24, 2007 and June 25, 2006 for debt origination costs was $1.2 million and $0.1 million respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses.  The following table reflects the composition of the Company’s accrued expenses as of June 24, 2007 and June 25, 2006:

	June 24,	June 25,
	2007	2006
	(Amounts in thousands)

Payroll and fringe benefits	$8,867	$11,112
Severance	877	576
Interest	2,849	1,984
Utilities	4,324	3,225
Closure reserve	2,900	—
Retiree benefits	2,470	2,031
Other	3,206	4,941

	$25,493	$23,869

Income Taxes.  The Company and its domestic subsidiaries file a consolidated federal income tax return. Income tax expense is computed on the basis of transactions entering into pre-tax operating results. Deferred income taxes have been provided for the tax effect of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Except as disclosed in Footnote 3. “Income Taxes”, income taxes have not been provided for the undistributed earnings of certain foreign subsidiaries as such earnings are deemed to be permanently invested.

Other (Income) Expense, Net.  The following table reflects the components of the Company’s other (income) expense, net:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Net gains on sales of fixed assets	$(1,218)	$(971)	$(778)
Currency (gains) losses	(166)	813	(1,082)
Rental income	(106)	(319)	(319)
Technology fees	(1,226)	(724)	(195)
Other, net	140	(265)	54

	$(2,576)	$(1,466)	$(2,320)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Losses Per Share.  The following table details the computation of basic and diluted losses per share:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Numerator:
Loss from continuing operations before discontinued operations	$(117,770)	$(14,726)	$(19,738)
Income (loss) from discontinued operations, net of tax	1,465	360	(22,644)
Extraordinary gain, net of taxes of $0	—	—	1,157

Net loss	$(116,305)	$(14,366)	$(41,225)

Denominator:
Denominator for basic losses per share — weighted average shares	56,184	52,155	52,106
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	—	—

Diluted potential common shares denominator for diluted losses per share — adjusted weighted average shares and assumed conversions	56,184	52,155	52,106

In fiscal years 2007, 2006, and 2005, options and unvested restricted stock awards had the potential effect of diluting basic earnings per share, and if the Company had net earnings in these years, diluted weighted average shares would have been higher than basic weighted average shares by 9,935 shares, 232,986 shares, and 199,207 shares, respectively.

Stock-Based Compensation.  With the adoption of SFAS 123 at the beginning of fiscal year 2006, the Company elected for fiscal year 2005 to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the fair value-based method under SFAS 148 been applied, compensation expense would have been recorded for the options outstanding in fiscal year 2005 based on their respective vesting schedules. The Company decided to adopt SFAS No. 123R using the Modified — Prospective Transition Method in which compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the fiscal 2005 amounts of stock-based employee compensation cost, net of tax effects, included in the determination of net loss as reported and the stock-based employee compensation, net of tax effects, that would have been included in the determination of net loss if the fair value method had been applied to all awards in the Company’s presentation of pro forma net loss:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands, except
	per share amounts)

Net loss as reported	$(116,305)	$(14,366)	$(41,225)
Basic and diluted net loss per share as reported	(2.07)	(.28)	(.79)
Stock-based employee compensation cost, net of related tax effects, included in net loss as reported	(1,655)	(625)	—
Stock-based employee compensation cost, net of related tax effects that would have been included in the determination of net loss if the fair value based method had been applied	—	—	(3,321)
Pro forma net loss	(116,305)	(14,366)	(44,546)
Pro forma net loss per share	(2.07)	(.28)	(.85)

Stock options were granted during fiscal years 2007, 2006, and 2005. The fair value and related compensation expense of options were calculated as of the issuance date using the Black-Scholes model with the following assumptions:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
Options Granted	2007	2006	2005

Expected term (years)	6.2	6.1	7.0
Interest rate	5.0%	4.9%	4.4%
Volatility	56.2%	57.2%	57.0%
Dividend yield	—	—	—

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123(R) “Shared-Based Payment” (“SFAS No. 123R”) which, after the Securities and Exchange Commission (“SEC”) amended the compliance dates on April 15, 2005, was effective for the Company’s fiscal year beginning June 27, 2005. The new standard required the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of share-based payments for public companies.

Effective June 27, 2005, the Company adopted SFAS 123R and elected the Modified — Prospective Transition Method whereby compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied (see Note 4, “Common Stock, Stock Option Plan and Restricted Stock Plan”).

Comprehensive Income(Loss).  Comprehensive income (loss) includes net loss and other changes in net assets of a business during a period from non-owner sources, which are not included in net loss. Such non-owner changes may include, for example, available-for-sale securities and foreign currency translation adjustments. Other than net loss, foreign currency translation adjustments presently represent the only component of comprehensive income (loss) for the Company. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

Recent Accounting Pronouncements.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is an interpretation of SFAS No. 109 “Accounting for Income Taxes.” The pronouncement creates a single model to address accounting for uncertainty in tax positions. FIN 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of the first day of fiscal year 2008 and management has concluded that the impact of FIN 48 on its Consolidated Balance Sheets and Consolidated Statements of Operations will be immaterial.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financials Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement permits entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 159, it has not determined if it will make any elections for fair value reporting of its assets.

Use of Estimates.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Long-Term Debt and Other Liabilities

A summary of long-term debt and other liabilities is as follows:

	June 24,	June 25,
	2007	2006
	(Amounts in thousands)

Senior secured notes — due 2014	$190,000	$190,000
Senior unsecured notes — due 2008	1,273	1,273
Amended revolving credit facility	36,000	—
Brazilian government loans	14,342	10,499
Other obligations	5,732	6,668

Total debt and other obligations	247,347	208,440
Current maturities	(11,198)	(6,330)

Total long-term debt and other liabilities	$236,149	$202,110

Long-Term Debt

On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bore a coupon rate of 6.5% and were scheduled to mature on February 1, 2008. On April 28, 2006, the Company commenced a tender offer for all of its outstanding 2008 notes. As of June 25, 2006 $1.3 million in aggregate principal amount of 2008 notes had not been tendered and remain outstanding in accordance with their amended terms. As a result of the tender offer, the Company incurred $1.1 million in related fees and wrote off the remaining $1.3 million of unamortized issuance costs and $0.3 million of unamortized bond discounts as expense. The estimated fair value of the 2008 notes, based on quoted market prices as of June 24, 2007, and June 25, 2006, was approximately $1.3 million for both years.

On May 26, 2006 the Company issued $190 million of 11.5% senior secured notes due May 15, 2014 (“2014 notes”). Interest is payable on the notes on May 15 and November 15 of each year, beginning on November 15, 2006. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under the Company’s amended revolving credit facility on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the notes and guarantees on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offerings. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which will be amortized to expense over the life of the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at June 24, 2007 was approximately $188.1 million.

During the fourth quarter of fiscal year 2007, the Company sold property, plant and equipment secured by first-priority liens at a fair market value of $4.5 million, netting cash proceeds after selling expenses of $4.3 million. In accordance with the 2014 note collateral documents and the indenture, the net proceeds of the sales of the property, plant and equipment (First Priority Collateral) were deposited into First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of June 24, 2007, the Company had utilized $0.3 million to repurchase qualifying assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrently with the issuance of the 2014 notes, the Company amended its senior secured asset-based revolving credit facility to provide a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity to 2011, and revise some of its other terms and covenants. The amended revolving credit facility is secured by first-priority liens on the Company’s and it’s subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s amended revolving credit facility is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

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

On January 2, 2007, the Company borrowed $43.0 million under the amended revolving credit facility to finance the purchase of certain assets of Dillon Yarn Corporation (“Dillon”) located in Dillon, South Carolina. See Footnote 14 “Asset Acquisition” for further discussion. The borrowings were derived from LIBOR rate revolving loans. As of June 24, 2007, the Company had two separate LIBOR rate revolving loans, a $16.0 million, 7.34%, sixty day loan and a $20.0 million, 7.36%, ninety day loan. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available. As of June 24, 2007, under the terms of the amended revolving credit facility agreement, $36.0 million remained outstanding and the Company had remaining availability of $58.1 million.

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

Under the amended revolving credit facility, the maximum capital expenditures are limited to $30 million per fiscal year with a 75% one-year unused carry forward. The amended revolving credit facility permits the Company to make distributions, subject to standard criteria, as long as pro forma excess availability is greater than $25 million both before and after giving effect to such distributions, subject to certain exceptions. Under the amended revolving credit facility, acquisitions by the Company are subject to pro forma covenant compliance. If borrowing capacity is less than $25 million at any time during the quarter, covenants will include a required minimum fixed charge coverage ratio of 1.1 to 1.0, receivables are subject to cash dominion, and annual capital expenditures are limited to $5.0 million per year of maintenance capital expenditures.

The amended revolving credit facility replaces the December 7, 2001 $100 million revolving bank credit facility (the “Credit Agreement”), as amended, which would have terminated on December 7, 2006. The Credit Agreement was secured by substantially all U.S. assets excluding manufacturing facilities and manufacturing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment. Borrowing availability was based on eligible domestic accounts receivable and inventory. Borrowings under the Credit Agreement bore interest at rates selected periodically by the Company of LIBOR plus 1.75% to 3.00% and/or prime plus 0.25% to 1.50%. The interest rate matrix was based on the Company’s leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, the Company paid unused line fees ranging from 0.25% to 0.50% per annum on the unused portion of the commitment which is included in interest expense. In connection with the refinancing, the Company incurred fees and expenses aggregating $2.0 million, which were being amortized over the term of the Credit Agreement with the balance of $0.2 million expensed upon the May 26, 2006 refinancing.

Unifi do Brazil, receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These loans were granted as part of a 24 month tax incentive to build a manufacturing facility in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which currently is significantly lower than the Brazilian prime interest rate. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil makes certain cash deposits with the Brazilian bank. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate. These tax incentives will end in September 2008.

The following summarizes the maturities of the Company’s long-term debt on a fiscal year basis:

	Aggregate Debt Maturities
	Balance at
	June 24,
Description of Commitment	2007	2008	2009	2011	Thereafter
		(Amounts in thousands)

Long-term debt	$242,295	$9,028	$7,267	$36,000	$190,000

Other Obligations

On May 20, 1997, the Company entered into a sale leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. As of June 24, 2007, the balance of the note was $1.7 million and the net book value of the related assets was $4.2 million. Payments for the remaining balance of the sale leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next six years are approximately $0.3 million. The interest rate implicit in the agreement is 7.84%.

Other obligations also includes $1.9 million of liquidation accruals associated with the closure of a dye operation in England in June 2004 and $1.5 million for a deferred compensation plan created in fiscal year 2007 for certain key management employees.

3.	Income Taxes

Income (loss) from continuing operations before income taxes is as follows:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Income (loss) from continuing operations before income taxes:
United States	$(135,868)	$(15,256)	$(40,838)
Foreign	(3,990)	(640)	7,617

	$(139,858)	$(15,896)	$(33,221)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes applicable to continuing operations for fiscal years 2007, 2006 and 2005 consists of the following:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Current:
Federal	$(218)	$(29)	$2,729
Repatriation of foreign earnings	—	2,125	—
State	(16)	21	203
Foreign	2,452	2,221	2,073

	2,218	4,338	5,005

Deferred:
Federal	(24,381)	(4,956)	(18,096)
Repatriation of foreign earnings	3,206	(1,122)	1,122
State	(2,322)	290	(908)
Foreign	(809)	280	(606)

	(24,306)	(5,508)	(18,488)

Income tax benefits	$(22,088)	$(1,170)	$(13,483)

Income tax benefits were 15.8%, 7.4%, and 40.6% of pre-tax losses in fiscal 2007, 2006, and 2005, respectively. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes net of federal tax benefit	(3.3)	(10.4)	(4.2)
Foreign taxes less than domestic rate	2.2	17.3	(0.7)
Foreign tax adjustment	—	—	(3.0)
Repatriation of foreign earnings	2.3	6.3	3.4
Change in valuation allowance	17.8	11.9	2.5
Change in tax status of subsidiary	—	—	(3.9)
Nondeductible expenses and other	0.2	2.5	0.3

Effective tax rate	(15.8)%	(7.4)%	(40.6)%

In late July 2007, the Company began repatriating approximately $9.2 million of dividends from a foreign subsidiary. Federal income tax on the dividends was accrued during fiscal year 2007 since the previously unrepatriated foreign earnings were no longer deemed to be indefinitely reinvested outside the U.S.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and their basis for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 24, 2007 and June 25, 2006 were as follows:

	June 24,	June 25,
	2007	2006
	(Amounts in thousands)

Deferred tax liabilities:
Property, plant and equipment	$33,727	$50,044
Investments in equity affiliates	—	11,251
Unremitted foreign earnings	3,206	—
Other	91	42

Total deferred tax liabilities	37,024	61,337

Deferred tax assets:
Investments in equity affiliates	17,879	—
State tax credits	8,352	10,597
Accrued liabilities and valuation reserves	16,809	11,783
Net operating loss carryforwards	10,722	7,799
Intangible assets	2,474	4,278
Charitable contributions	651	876
Other items	1,471	1,114

Total gross deferred tax assets	58,358	36,447
Valuation allowance	(31,786)	(9,232)

Net deferred tax assets	26,572	27,215

Net deferred tax liability	$10,452	$34,122

As of June 24, 2007, the Company has approximately $28.8 million in federal net operating loss carryforwards and approximately $14.4 million in state net operating loss carryforwards that may be used to offset future taxable income. The Company also has approximately $12.6 million in North Carolina investment tax credits and approximately $1.9 million charitable contribution carryforwards the deferred income tax effects of which are fully offset by valuation allowances. These carryforwards, if unused, will expire as follows:

Federal net operating loss carryforwards	2024 through 2028
State net operating loss carryforwards	2012 through 2028
North Carolina investment tax credit carryforwards	2008 through 2016
Charitable contribution carryforwards	2008 through 2013

For the year ended June 24, 2007, the valuation allowance increased approximately $22.6 million primarily as a result of investment and real property impairment charges that could result in nondeductible capital losses. For the year ended June 25, 2006, the valuation allowance decreased approximately $1.7 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Common Stock, Stock Option Plans and Restricted Stock Plan

Common shares authorized were 500 million in fiscal years 2007 and 2006. Common shares outstanding at June 24, 2007 and June 25, 2006 were 60,541,800 and 52,208,467, respectively.

At its meeting on April 24, 2003, the Company’s Board of Directors reinstituted the Company’s previously authorized stock repurchase plan. During fiscal year 2004, the Company repurchased approximately 1.3 million shares. At June 24, 2007, there was remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.

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

The Company currently has only one share-based compensation plan which had unvested stock options as of June 24, 2007. The compensation cost that was charged against income for this plan was $1.7 million and $0.7 million for the fiscal years ended June 24, 2007 and June 25, 2006, respectively. The total income tax benefit recognized for share-based compensation in the Consolidated Statements of Operations was not material for the fiscal years 2007, 2006 and 2005. During the first quarter of fiscal year 2007, the Board of Directors authorized the issuance of approximately 1.1 million shares to certain key employees. With the exception of the immediate vesting of 300 thousand granted to the CEO, the remaining stock options vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant. As a result of these grants, the Company incurred $1.5 million in stock-based compensation charges which were recorded as selling, general and administrative expense with the offset to additional paid-in-capital.

During the fourth quarter of fiscal year 2006, the Board authorized the issuance of 150,000 options from the 1999 Long-Term Incentive Plan to two newly promoted officers of the Company. During the first half of fiscal year 2005, the Board authorized the issuance of approximately 2.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. The stock options granted in fiscal years 2006 and 2005 vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

On April 20, 2005, the Board of Director’s approved a resolution to vest all stock options, in which the exercise price exceeded the closing price of the Company’s common stock on April 20, 2005, granted prior to June 26, 2005. The Board decided to fully vest these specific underwater options, as there was no perceived value in these options to the employee, little retention ramifications, and to minimize the expense to the Company’s consolidated financial statements upon adoption of SFAS No. 123R. No other modifications were made to the stock option plan except for the accelerated vesting. This acceleration of the original vesting schedules affected 300 thousand unvested stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R requires the Company to record compensation expense for stock options using the fair value method. The Company decided to adopt SFAS No. 123R using the Modified — Prospective Transition Method in which compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The effect of the change from applying the intrinsic method of accounting for stock options under APB 25, previously permitted by SFAS No. 123 as an alternative to the fair value recognition method, to the fair value recognition provisions of SFAS No. 123 on income from continuing operations before income taxes, income from continuing operations and net income for the fiscal year 2006 was $0.7 million, $0.7 million and $0.7 million, respectively. There was no material change from applying the original provisions of SFAS No. 123 on cash flow from continuing operations, cash flow from financing activities, and basic and diluted earnings per share.

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

Stock options granted under the plan have vesting periods of three to five years based on continuous service by the employee. All stock options have a 10 year contractual term. In addition to the 4,290,686 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 47,500 common shares reserved and previous NQSO plans with 135,000 common shares reserved at June 24, 2007. No additional options will be issued under any previous ISO or NQSO plan. The stock option activity for fiscal years 2007, 2006 and 2005 of all three plans is as follows:

	ISO		NQSO
	Options	Weighted	Options	Weighted
	Outstanding	Avg. $/Share	Outstanding	Avg. $/Share

Fiscal year 2005:
Shares under option — beginning of year	3,534,827	10.66	533,175	24.48
Granted	2,101,788	2.84	—	—
Exercised	(33,330)	2.76	—	—
Expired	(1,227,591)	12.76	(191,508)	25.82
Forfeited	(102,691)	4.91	—	—

Shares under option — end of year	4,273,003	6.41	341,667	23.72
Fiscal year 2006:
Granted	150,000	3.40	—	—
Exercised	(63,333)	2.76	—	—
Expired	(581,667)	9.32	(125,000)	26.00
Forfeited	(48,329)	2.76	—	—

Shares under option — end of year	3,729,674	5.94	216,667	22.41
Fiscal year 2007:
Granted	1,065,000	2.89	—	—
Expired	(456,488)	6.22	(81,667)	31.00

Shares under option — end of year	4,338,186	5.16	135,000	17.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options as of June 24, 2007:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$ 2.76 - $ 3.40	2,770,000	$2.84	7.9	2,210,056	$2.82
3.78 - 7.64	794,949	7.21	4.8	794,949	7.21
8.10 - 12.00	554,510	10.59	3.0	554,510	10.59
12.53 - 18.75	353,727	14.83	1.9	353,727	14.83

The total intrinsic value of options exercised was $22 thousand in fiscal year 2006 and $2 thousand in fiscal year 2005. The amount of cash received from exercise of options was $174 thousand in fiscal year 2006 and $92 thousand in fiscal year 2005.

The following table sets forth certain required stock option information for the ISO and NQSO plans as of and for the year ended June 24, 2007:

	ISO	NQSO

Number of options expected to vest	4,310,736	135,000
Weighted-average price of options expected to vest	$5.18	$17.22
Intrinsic value of options expected to vest	$46,650	$—
Weighted-average remaining contractual term of options expected to vest	6.40	1.43
Number of options exercisable as of June 24, 2007	3,778,242	135,000
Option price range	$2.76 - $16.31	$16.31 - $18.75
Weighted-average exercise price for options currently exercisable	$5.50	$17.22
Intrinsic value of options currently exercisable	$46,650	$—
Weighted-average remaining contractual term of options currently Exercisable	6.02	1.43
Weighted-average fair value of options granted	$1.70	N/A

The Company has a policy of issuing new shares to satisfy share option exercises. The Company has elected an accounting policy of accelerated attribution for graded vesting.

As of June 24, 2007, unrecognized compensation costs related to unvested share based compensation arrangements granted under the 1999 Long-Term Incentive Plan was $0.3 million. The costs are estimated to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be recognized over a period of 1.1 years. The restricted stock activity for fiscal years 2007, 2006 and 2005 is as follows:

		Weighted Average
	Shares	Grant-Date Fair Value

Fiscal year 2005:
Unvested shares — beginning of year	31,200	7.46
Vested	(10,400)	7.98
Forfeited	(1,500)	7.89

Unvested shares — end of year	19,300	7.15
Fiscal year 2006:
Vested	(8,600)	7.67
Forfeited	(300)	9.95

Unvested shares — end of year	10,400	6.63
Fiscal year 2007:
Vested	(5,800)	6.92

Unvested shares — end of year	4,600	6.27

5.	Retirement Plans

Defined Contribution Plan.  The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible salaried and hourly employees. Under the terms of the Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. For fiscal years ended June 24, 2007, June 25, 2006, and June 26, 2005, the Company incurred $2.2 million, $2.4 million, and $2.5 million, respectively, of expense for its obligations under the matching provisions of the DC Plan.

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

During fiscal year 2006 the Company’s Irish subsidiary made its final contribution of $6.1 million and the remaining accumulated benefit obligation of $32.5 million was paid in full through the purchase of annuity contracts for all participants in the DB Plan. In fiscal year 2005, the Company recorded pension expense of $11.1 million which was recorded on the “Loss from discontinued operations, net of tax” line item of the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and funded status related to the DB Plan is presented below:

	June 24,	June 25,
	2007	2006
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$—	$32,511
Service cost	—	—
Interest cost	—	852
Plan participants’ contributions	—	—
Actuarial gain	—	—
Benefits paid	—	(33,736)
Curtailments	—	—
Translation adjustment	—	373

Benefit obligation at end of year	$—	$—

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$26,370
Actual return on plan assets	—	852
Employer contributions	—	6,212
Plan participants’ contributions	—	—
Benefits paid	—	(33,736)
Translation adjustment	—	302

Fair value of plan assets at end of year	—	—

Funded status
Unrecognized net actuarial loss	—	—

Net amount recognized	$—	$—

Components of net periodic benefit cost:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Service cost	$—	$—	$382
Interest cost	—	853	1,783
Expected return on plan assets	—	(853)	(1,910)
Amortization of net loss	—	—	9,935
Cost of termination events	—	—	1,019

Net periodic benefit cost	—	—	11,209
Less plan participants’ contributions	—	—	(127)

Company’s net periodic benefit cost	$—	$—	$11,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Leases and Commitments

In addition to the direct financing sale leaseback obligation described in Note 2, “Long-Term Debt and Other Liabilities,” the Company is obligated under operating leases relating primarily to real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 24, 2007 are $2.1 million in 2008, $1.5 million in 2009, $0.5 million in 2010, $0.1 million in 2011, and $0.0 million in aggregate thereafter. Rental expense was $3.3 million, $3.6 million, and $6.8 million for the fiscal years 2007, 2006, and 2005, respectively. The Company had no significant binding commitments for capital expenditures as of June 24, 2007.

The Company’s nylon segment has a supply agreement with UNF which expires in April 2008. The Company is obligated to purchase certain to be agreed upon quantities of yarn production from UNF. The agreement does not provide for a fixed or minimum amount of yarn purchases, therefore there is a degree of uncertainty associated with the obligation. The actual purchases under this agreement for fiscal years 2007, 2006, and 2005 were $22.2 million, $24.3 million, and $30.2 million.

7.	Business Segments, Foreign Operations and Concentrations of Credit Risk

The Company and its subsidiaries are engaged predominantly in the processing of yarns by texturing of synthetic filament polyester and nylon fiber with sales domestically and internationally, mostly to knitters and weavers for the apparel, industrial, hosiery, home furnishing, automotive upholstery and other end-use markets. The Company also maintains investments in several minority owned and jointly owned affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segmented financial information of the polyester and nylon operating segments, as regularly reported to management for the purpose of assessing performance and allocating resources, is detailed below.

	Polyester	Nylon	Total
	(Amounts in thousands)

Fiscal year 2007:
Net sales to external customers	$530,092	$160,216	$690,308
Inter-segment net sales	7,645	1,492	9,137
Depreciation and amortization	27,247	13,642	40,889
Restructuring recoveries	(103)	(54)	(157)
Write down of long-lived assets	6,930	8,601	15,531
Segment operating loss	(12,368)	(10,327)	(22,695)
Total assets	416,638	108,431	525,069
Fiscal year 2006:
Net sales to external customers	$566,266	$172,399	$738,665
Inter-segment net sales	5,525	6,022	11,547
Depreciation and amortization	30,356	14,576	44,932
Restructuring charges (recoveries)	533	(787)	(254)
Write down of long-lived assets	51	2,315	2,366
Segment operating profit (loss)	5,557	(6,593)	(1,036)
Total assets	359,208	128,165	487,373
Fiscal year 2005:
Net sales to external customers	$586,338	$206,436	$792,774
Inter-segment net sales	5,858	5,758	11,616
Depreciation and amortization	32,640	14,870	47,510
Restructuring recoveries	(212)	(129)	(341)
Write down of long-lived assets	—	603	603
Segment operating loss	(2,239)	(10,177)	(12,416)
Total assets	430,159	156,936	587,095

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

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. For those components of inventory valued utilizing the last-in, first-out method (see Note 1, “Significant Accounting Polices and Financial Statement Information”), an adjustment is made at the segment level to record the difference between standard cost and LIFO. Segment operating income (loss) excludes the provision for bad debts of $7.2 million, $1.3 million, and $13.2 million for fiscal years 2007, 2006, and 2005, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The net increase of $57.4 million in the polyester segment total assets between fiscal year end 2006 and 2007 primarily reflects increases in other assets of $44.3 million, cash of $9.2 million, inventory of $6.4 million, assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held for sale of $2.6 million, other current assets of $1.9 million, accounts receivable of $1.1 million, and deferred taxes of $1.0 million offset by a decrease in fixed assets of $9.1 million. The increase in other assets is primarily made up of $18.4 million of goodwill, $23.9 million in other intangible assets, net relating to the Dillon acquisition, and other asset changes of $2.0 million. The reduction in fixed assets is predominately associated with asset impairments and depreciation offset by $13.1 million in asset additions all primarily obtained through the purchase of Dillon. The net decrease of $19.7 million in the nylon segment total assets between fiscal year end 2006 and 2007 is primarily a result of a decrease in fixed assets of $13.2 million and assets held for sale of $10.9 million offset by an increase in accounts receivable of $1.6 million, inventories of $1.5 million, deferred taxes of $0.7 million, cash of $0.4 million and other assets of $0.2 million. The reduction in property and equipment is primarily associated with current year depreciation.

The net decrease of $71.0 million in the polyester segment total assets between fiscal year end 2005 and 2006 primarily reflects decreases in cash of $34.3 million, fixed assets of $21.0 million, assets held for sale of $14.3 million, accounts receivable of $13.2 million, other current assets of $3.4 million, and deferred taxes of $0.9 million offset by an increase in inventory of $13.2 million and other assets of $2.9 million. The fixed asset reduction is primarily associated with current year depreciation. The net decrease of $28.8 million in the nylon segment total assets between fiscal year end 2005 and 2006 is primarily a result of a decrease in fixed assets of $16.2 million, inventories of $5.6 million, accounts receivable of $4.3 million, assets held for sale of $2.9 million, cash of $2.0 million and other assets of $0.2 million, offset by an increase in deferred taxes of $2.4 million. The reduction in property and equipment is primarily associated with current year depreciation and impairment charges.

The following tables present reconciliations from segment data to consolidated reporting data:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Depreciation and amortization:
Depreciation and amortization of specific reportable segment Assets	$40,889	$44,932	$47,510
Depreciation of allocated assets	2,835	3,737	4,032
Amortization of allocated assets	1,134	1,274	1,269

Consolidated depreciation and amortization	$44,858	$49,943	$52,811

Operating loss:
Reportable segments loss	$(22,695)	$(1,036)	$(12,416)
Provision for bad debts	7,174	1,256	13,172
Interest expense	25,518	19,266	20,594
Interest income	(3,187)	(6,320)	(3,173)
Other (income) expense, net	(2,576)	(1,466)	(2,320)
Equity in (earnings) losses of unconsolidated affiliates	4,292	(825)	(6,938)
Write down of long-lived assets	1,200	—	—
Write down of investment in equity affiliates	84,742	—	—
Loss on early extinguishment of debt	—	2,949	—
Minority interest income	—	—	(530)

Loss from continuing operations before income taxes and extraordinary item	$(139,858)	$(15,896)	$(33,221)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 24,	June 25,
	2007	2006
	(Amounts in thousands)

Total assets:
Reportable segments total assets	$525,069	$487,373
Sourcing segment total assets	—	21
Corporate current assets	23,075	24,828
Unallocated corporate fixed assets	12,507	17,974
Other non-current corporate assets	10,293	13,616
Investments in unconsolidated affiliates	93,170	190,217
Intersegment eliminations	(3,184)	(1,392)

Consolidated assets	$660,930	$732,637

Capital expenditures for long-lived assets during fiscal year 2007 totaled $7.8 million of which $6.7 million related to the polyester segment and $0.3 million related to the nylon segment.

The Company’s domestic operations serve customers principally located in the United States as well as international customers located primarily in Canada, Mexico and Israel and various countries in Europe, Central America, South America and South Africa. Export sales from its U.S. operations aggregated $90.4 million in fiscal year 2007, $78.9 million in fiscal year 2006, and $94.7 million in fiscal year 2005. In fiscal year 2007 and 2006, the Company had nylon segment net sales of $71.6 million and $76.4 million, respectively, to one customer which is in excess of 10% of consolidated net sales. In fiscal year 2005, the Company did not have sales to any one customer in excess of 10% of consolidated revenues. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers and dispersion across different end-uses and geographic regions.

The Company’s foreign operations primarily consist of manufacturing operations in Brazil and Colombia. Net sales and total assets of the Company’s continuing foreign and domestic operations are as follows:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Domestic operations:
Net sales	$574,857	$633,354	$699,354
Total assets	533,105	609,458	693,928
Foreign operations:
Net sales	$115,451	$105,311	$93,420
Total assets	127,825	123,179	151,447

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

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are August 2007 and September 2007, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Foreign currency purchase contracts:
Notional amount	$1,778	$526	$168
Fair value	1,783	535	159

Net (gain) loss	$(5)	$(9)	$9

Foreign currency sales contracts:
Notional amount	$397	$833	$24,414
Fair value	400	878	22,687

Net (gain) loss	$3	$45	$(1,727)

The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax gain of $0.2 million for the fiscal year ended June 24, 2007, a pre-tax loss of $0.8 million for the fiscal year ended June 25, 2006, and a pre-tax gain of $1.1 million for the fiscal year ended June 26, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments in Unconsolidated Affiliates

The Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina which is owned by the Company. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. The Company also received from USTF during fiscal year 2007 payments totaling $1.5 million which consisted of reimbursements for rendering general and administrative services and purchasing various manufacturing related items for the operations. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas. The Company has a put right under the USTF operating agreement to sell its entire interest in the joint venture at fair market value and the related Stoneville, North Carolina manufacturing facility for $3.0 million in cash to SANS Fibres. Under the terms of the agreement, after December 31, 2006, the Company must give one year’s prior written notice of its election to exercise the put right. On January 2, 2007, the Company notified SANS Fibres that it was exercising its put right to sell its interest in the joint venture. Negotiations to determine an agreeable price for the Company’s interest in the joint venture began during the third quarter of fiscal year 2007 with an anticipated transaction completion date in the third quarter of fiscal year 2008.

The Company and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. (“UNF”). The joint venture produces nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations. The nylon segment has a supply agreement with UNF which expires in April 2008. Unifi is obligated to purchase certain to be agreed upon quantities of yarn production from UNF. The agreement does not provide for a fixed or minimum amount of yarn purchases, therefore there is a degree of uncertainty associated with the obligation. Accordingly, the Company has estimated its obligation under the agreement based on past history and internal projections.

The Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina.

The Company’s investment in PAL at June 24, 2007 was $52.3 million which is net of an asset impairment charge of $84.7 million recorded in the fourth quarter of fiscal year 2007. See Footnote 12 — “Asset Impairments” for further discussions. The Company’s view is that the entire carrying value of the investment in PAL is recoverable from its share of future cash distributions from the venture plus a terminal exit value.

On June 10, 2005, Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”) to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, People’s Republic of China. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. YCFC’s facilities were already producing product at a steady state. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture. The Company records revenues from the joint venture under a licensing agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. During fiscal year 2007, payments received under this agreement were $1.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed balance sheet information as of June 24, 2007 and June 25, 2006, and income statement information for fiscal years 2007, 2006, and 2005, of combined unconsolidated equity affiliates are as follows (in thousands):

	June 24,	June 25,
	2007	2006
	(Amounts in thousands)

Current assets	$164,874	$149,278
Noncurrent assets	185,313	217,955
Current liabilities	56,576	48,334
Noncurrent liabilities	11,220	44,460
Shareholders’ equity and capital accounts	282,391	274,439

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Net sales	$610,013	$572,077	$477,266
Gross profit	12,711	30,268	46,063
Income (loss) from operations	(9,283)	3,539	23,715
Net income (loss)	(7,733)	(4,298)	20,601

USTF and PAL are organized as partnerships for U.S. tax purposes. Taxable income and losses are passed through USTF and PAL to the members in accordance with the Operating Agreements of USTF and PAL. For the fiscal years ended June 24, 2007, June 25, 2006, and June 26, 2005, distributions received by the Company from its equity affiliates amounted to $6.4 million, $2.8 million, and $11.1 million, respectively. The total undistributed earnings of unconsolidated equity affiliates were $0.7 million as of June 24, 2007. Included in the above net sales amounts for the 2007, 2006, and 2005 fiscal years are sales to Unifi of approximately $22.0 million, $24.0 million, and $29.6 million, respectively. These amounts represent sales of nylon POY from UNF for use in the production of textured nylon yarn in the ordinary course of business.

10.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Cash payments for:
Interest	$19,642	$18,153	$16,536
Income taxes, net of refunds	2,677	3,164	5,012

11.	Severance and Restructuring Charges

In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina. The lease obligation consists of rental payments of $1.0 million in fiscal year 2007 and $3.0 million in fiscal year 2008.

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

On April 20, 2006, the Company re-organized its domestic business operations, and as a result, recorded a restructuring charge for severance of approximately $0.8 million in the fourth quarter of fiscal year 2006. Approximately 45 management level salaried employees were affected by the plan of reorganization. During fiscal year 2007, the Company recorded an additional $0.3 million for severance relating to this reorganization.

On April 26, 2007 the Company announced that it planned to consolidate its domestic capacity and therefore close its recently acquired Dillon, South Carolina facility. The Company recorded an assumed liability in purchase accounting of $0.7 million for severance related costs in the third quarter of fiscal year 2007. Approximately 291 wage employees and 25 salaried employees were affected by this consolidation plan.

The restructuring charges in fiscal year 2004 and fiscal year 2007 relate to the polyester segment. The restructuring charges in fiscal year 2006 relate to indirect manufacturing and selling, general, and administrative costs that are allocated to the operating segments.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 24, 2007 and June 25, 2006 (amounts in thousands):

	Balance at				Balance at
	June 25,	Additional		Amount	June 24,
	2006	Charges	Adjustments	Used	2007

Accrued severance	$576	$191	$714	$(604)	$877
Accrued restructuring	3,550	—	233	(998)	2,785

	Balance at				Balance at
	June 26,	Additional		Amount	June 25,
	2005	Charges	Adjustments	Used	2006

Accrued severance	$5,252	$812	$44	$(5,532)	$576
Accrued restructuring	5,053	—	(195)	(1,308)	3,550

12.	Impairment Charges

In June 2005 the Company entered into a contract to sell 166 machines held by the nylon division. As a result, a $0.6 million charge was recorded to write the assets down from a net book value of $1.5 million to their fair value less cost to sell. This charge is recorded on the “Write down of long-lived assets” line item in the Consolidated Statements of Operations.

On August 29, 2005, the Company announced an initiative to improve the efficiency of its nylon business unit which included the closing of Plant 1 in Mayodan, North Carolina and moving its operations and offices to Plant 3 in nearby Madison, North Carolina which is the Nylon division’s largest facility with approximately one million square feet of production space. In connection with this initiative, the Company decided to offer for sale a plant, a warehouse and a central distribution center (“CDC”), all of which are located in Mayodan, North Carolina. Based on appraisals received in September 2005, the Company determined that the warehouse was impaired and recorded a non-cash impairment charge of $1.5 million, which included $0.2 million in estimated selling costs. On March 13, 2006, the Company entered into a contract to sell the CDC and related land located in Mayodan, North Carolina. The terms of the contract call for a sale price of $2.7 million, which was approximately $0.7 million below the property’s carrying value. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company recorded a non-cash impairment charge of approximately $0.8 million during the third quarter of fiscal year 2006 which included selling costs of $0.1 million. The sale of the CDC closed in the fourth quarter of fiscal year 2006 with no further expense to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the quarter ended September 25, 2005, management decided to consolidate its domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant 1 in Mayodan, North Carolina and moving its operations and offices to Plant 3 in Madison, North Carolina which is the Nylon division’s largest facility with approximately one million square feet of production space. As a part of the consolidation plan, three nylon facilities (the “Madison facilities”) were vacated and classified as held for sale later in fiscal year 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facilities carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal year 2006 which included $0.2 million of estimated selling costs. During fiscal year 2007, the Company reviewed the Madison facilities as the facilities have been classified as “Assets Held for Sale” for a one year period and have not been sold. The Company completed its SFAS 144 review relating to the Madison facilities and recorded an additional non-cash impairment charge of $3.0 million which included $0.3 million in estimated selling expenses. As a result, the Company has reduced its offering price for the Madison facilities. In addition, the Madison facilities stored idle equipment relating to their operations. This equipment has also been classified as “Assets Held for Sale” for the past year and the Company has determined that a sale is not possible. The Company completed its SFAS 144 review and recorded a non-cash impairment charge of $5.6 million relating to the idle equipment and $0.5 million relating to the facilities. The sale of Plant 1 was completed on June 19, 2007 and Plant 5 on June 25, 2007 with no further impairment charges incurred.

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

In November 2006, the Company’s Brazilian operation committed to a plan to modernize its facilities by replacing ten of its older machines with newer machines purchased from the domestic polyester division. These machine purchases will allow the Brazilian facility to produce tailor made products at higher speeds resulting in lower costs and increased competitiveness. The Company recognized a $2.0 million impairment charge on the older machines in the second quarter of fiscal year 2007 related to the book value of the machines and the related dismantling and removal costs.

The Company operated two polyester dye facilities which are located in Mayodan, North Carolina (the “Mayodan facility”) and Reidsville, North Carolina (the “Reidsville facility”). On March 22, 2007, the Company committed to a plan to idle the Mayodan facility and consolidate all of its dyed operations into the Reidsville facility. The consolidation process was completed as of June 24, 2007. The Company performed an impairment review in accordance with SFAS No. 144, and received an appraisal on the Mayodan facility which indicated that the carrying amount of the Mayodan facility exceeded its fair value. Accordingly, in the third quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of $4.4 million. Since management is not confident that a sale will occur within twelve months, the facility is not classified as part of the “Assets held for sale” line item in the Consolidated Balance Sheets.

The Company has been exploring the possible sale of its 34% ownership interest in Parkdale America, LLC (“PAL”), a joint venture with Parkdale Mills, Inc. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina. As a part of its fiscal year 2007 financial statement closing process, the Company initiated a review of the carrying value of its investment in PAL, in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As a result, the Company determined that the carrying value of the Company’s investment in PAL exceeded its fair value and the impairment was other that temporary. The Company recorded a non-cash impairment charge of $84.7 million in the fourth

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of the Company’s fiscal year 2007. The Company’s investment in PAL as of June 24, 2007 was $52.3 million.

13.	Assets Held for Sale

The Company announced in the first quarter of fiscal year 2006 that the nylon division decided to consolidate its operating facilities in Mayodan and Madison, North Carolina. As a result, Plants 1, 5, 7, and the CDC were completely vacated as of March 2006 and listed for sale. In addition, unrelated to the Nylon restructuring plan, the Company decided to market other properties in Yadkinville, North Carolina and Staunton, Virginia as well as related idle machinery and equipment. The sale of the CDC and the Staunton, Virginia properties were closed in the fourth quarter of fiscal year 2006 and the net gain was recorded in the line item “Other (income) expense, net” in the Consolidated Statements of Operations.

The reduction in assets held for sale at the end of fiscal year 2007 compared to the end of fiscal year 2006 was primarily attributable to impairment charges on Plants 1, 5, 7, and machinery and equipment, the sale of Plant 1 in Madison, North Carolina along with all of the idle machinery and equipment, and the sale of a property in Yadkinville, North Carolina. These reductions were offset by additions of $3.7 million for the real property located in Dillon, South Carolina and $0.8 million for a rental property located in Reidsville, North Carolina.

On October 26, 2006 the Company announced its intent to sell a manufacturing facility that the Company had leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. During the third fiscal quarter of fiscal 2007, the Company listed the property for sale with a broker and as a result the property was classified as assets held for sale.

The following table summarizes by category assets held for sale:

	June 24,	June 25,
	2007	2006
	(Amounts in thousands)

Land	$619	$656
Building	6,605	12,007
Machinery and equipment	—	4,238
Leasehold improvements	656	517

	$7,880	$17,418

14.	Asset Acquisition

On September 30, 2004, the Company completed its acquisition of the INVISTA polyester POY manufacturing assets located in Kinston, North Carolina, including inventories, valued at $24.4 million which was seller financed. On October 19, 2004, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility in Kinston, North Carolina. At that time the Company recorded a reserve of $10.7 million in related severance costs and $0.4 million in restructuring costs which were recorded as assumed liabilities in purchase accounting; and therefore, had no impact on the Consolidated Statements of Operations. As of March 27, 2005, both lines were successfully shut down which resulted in a reduction in the original restructuring estimate for severance. As a result of the reduction to the restructuring reserve, a $1.2 million extraordinary gain, net of tax, was recorded in fiscal year 2005.

On January 1, 2007, the Company completed its acquisition of certain assets from Dillon Yarn Corporation in order to more effectively compete in the U.S. market. The aggregate consideration paid in connection with the Dillon acquisition was $64.2 million consisting of a combination of $42.2 million in cash and approximately 8.3 million shares of the Company’s common stock valued at $22.0 million. These assets primarily relate to the Company’s polyester segment. The acquisition included $10.7 million in inventories, $13.1 million in fixed assets, and $26.0 million of intangible assets, offset by $4.0 million in assumed liabilities. Intangible assets subject to amortization consists of a customer list and non-compete agreements. The customer list of $22.0 million is being

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized using a declining balance method over thirteen years and the non-compete agreement of $4.0 million is being amortized using the straight-line method over seven years. There are no residual values related to these intangible assets. Accumulated amortization at June 24, 2007 for these intangible assets was $2.1 million. The remaining $18.4 million was attributable to goodwill. The operational results of Dillon were included in the Company’s consolidated financial results for the period from January 1, 2007 to June 24, 2007.

On April 26, 2007, the Company announced its plans to move all production from Dillon, South Carolina to its facility in Yadkinville, North Carolina. As a result, the Company recorded $1.0 million in severance and vacation pay for approximately 316 wage and salaried employees. In addition, the Company recorded a $2.9 million unfavorable contract reserve for a portion of a sales and services agreement it entered into with Dillon for continued support of the Dillon business for two years. These reserves were recorded as assumed liabilities in purchase accounting. The Company expects to complete this transition by July 2007 with no interruption of service to its customers.

15.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European manufacturing operations and associated sales offices throughout Europe (the “European Division”). The manufacturing facilities in Ireland ceased operations on October 31, 2004. On February 24, 2005, the Company announced that it had entered into three separate contracts to sell the property, plant and equipment of the European Division for approximately $38.0 million. As of June 26, 2005, the Company has received approximately $9.9 million in proceeds from the sales contracts and recognized a gain of $10.4 million on the sales of capital assets. The Company received the remaining proceeds of $28.1 million during the first quarter fiscal year 2006 which resulted in a net gain of $4.6 million. The gains on the sales of capital assets are included in the line item “Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Operations.

The Company’s dyed facility in Manchester, England was closed in June 2004 and the physical assets were abandoned in June 2005. In accordance with SFAS No. 144, the complete abandonment of the business which occurred in June 2005 required the Company to include the operating results for this facility as discontinued operations for fiscal years 2005 and 2006.

On July 28, 2005, the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management’s plan to exit the business was successfully completed resulting in the reclassification of the segment’s losses as discontinued operations for all periods presented.

During fiscal year 2007, the Company recorded a $1.1 million previously unrecognized foreign income tax benefit with respect to the sale of certain capital assets. In accordance with SFAS No. 5, management determined it is no longer probable that additional taxes accrued on the sale had been incurred.

Results of all discontinued operations which include the sourcing segment, European Division and the dyed facility in England are as follows:

	Fiscal Years Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(Amounts in thousands)

Net sales	$—	$3,967	$30,261
Restructuring charges	—	—	14,873

Income (loss) from discontinued operations before income taxes	$385	$(784)	$(22,073)
Income tax (benefit) expense	(1,080)	(1,144)	571

Net income (loss) from discontinued operations, net of taxes	$1,465	$360	$(22,644)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Contingencies

In February 2007, the Company received notice of a claim from the Employment Security Commission of North Carolina for the underpayment of state unemployment taxes. The Employment Security Commission’s claim is approximately $1.5 million, including interest and penalties. The Company is evaluating the validity of this claim and at this time does not know the extent of any potential liability.

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

17.	Subsequent Events

As part of its consolidation effort, the Company has assets held for sale including Plant 5 in Madison, North Carolina. On June 25, 2007, Plant 5 was sold for $2.1 million which was equal to the net book value. On July, 26, 2007 the Company entered into a contract to sell its manufacturing facility in Staunton, Virginia along with land and improvements for $3.1 million. Management expects the sale to close in the first quarter of fiscal year 2008. In conjunction with this expected sale, the Company entered into a leasing arrangement whereby the Company will pay a rental rate of $26,250 a month in addition to taxes, insurance and maintenance.

On August 2, 2007, the Company announced the closure its Kinston, North Carolina facility. The Kinston facility produces POY for internal consumption and third party sales. In the future, the Company will purchase its commodity POY needs from external suppliers for conversion in its texturing operations. The Company will continue to produce POY in the Yadkinville, North Carolina facility for its specialty and premium value yarns and certain commodity yarns. The Company expects that it will take four to five months to transition from producing POY at the Kinston location and completing the supply chain logistics enabling a complete shut-down by the end of calendar year 2007. During the first quarter of fiscal year 2008, the Company reorganized certain corporate staff and manufacturing support functions to further reduce costs. Approximately 310 employees including 110 salaried positions and 200 wage positions will be affected as a result of these reorganization plans including the termination of the Company’s Vice President and Chief Information Officer. The Company will accrue a severance expense of approximately $4.9 million in the first half of fiscal year 2008, which includes severance of $2.4 million in connection with the termination of its former President and Chief Executive Officer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Results (Unaudited)

Quarterly financial data for the fiscal years ended June 24, 2007 and June 25, 2006 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
	(Amounts in thousands, except per share data)

2007:
Net sales	$169,944	$156,895	$178,202	$185,267
Gross profit	9,040	2,620	13,450	12,455
Income (loss) from discontinued operations, net of tax	(36)	(167)	666	1,002
Net loss	(11,053)	(16,542)	(13,219)	(75,491)
Per Share of Common Stock (basic and diluted):

Net loss	$(.21)	$(.32)	$(.22)	$(1.25)

2006:
Net sales(a)	$183,092	$191,101	$181,283	$183,189
Gross profit(a)	8,393	9,354	13,022	11,841
Income (loss) from discontinued operations, net of tax	1,929	(583)	(790)	(196)
Loss before extraordinary item	(2,878)	(3,976)	(2,117)	(5,395)
Extraordinary gain (loss) — net of tax of $0	(208)	208	—	—
Net loss	(3,086)	(3,768)	(2,117)	(5,395)
Per share of common stock (basic and diluted):

Net loss	$(.06)	$(.07)	$(.04)	$(.10)

(a)	Net sales and gross profit for the four quarters of fiscal year 2006 have been restated for customer chargebacks which were originally classified as part of other (income) expense, net. There was no effect on previously reported net income. Below is a reconciliation of the net sales and gross profit amounts as previously reported in the Company’s quarterly reports on Form 10-Q to the restated amounts reported above: (Amounts in thousands)

	Fiscal Year 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales as previously reported	$183,102	$191,117	$181,398	$183,208
Less chargebacks	10	16	115	19

Net sales as restated	$183,092	$191,101	$181,283	$183,189

Gross profit as previously reported	$8,403	$9,370	$13,137	$11,860
Less gross profit (loss) of chargebacks	10	16	115	19

Gross profit as restated	$8,393	$9,354	$13,022	$11,841

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Condensed Consolidating Financial Statements

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

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries for the notes is presented below.

Balance Sheet Information as of June 24, 2007 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$17,808	$1,645	$20,578	$—	$40,031
Receivables, net	(1)	75,521	18,469	—	93,989
Inventories	—	100,790	23,337	—	124,127
Deferred income taxes	(3,206)	14,585	1,676	—	13,055
Assets held for sale	—	7,880	—	—	7,880
Restricted cash	—	4,036	—	—	4,036
Other current assets	—	2,924	9,049	—	11,973

Total current assets	14,601	207,381	73,109	—	295,091

Property, plant and equipment	11,847	832,226	69,071	—	913,144
Less accumulated depreciation	(1,841)	(652,430)	(48,918)	—	(703,189)

	10,006	179,796	20,153	—	209,955
Investments in unconsolidated affiliates	—	68,737	24,433	—	93,170
Investments in consolidated subsidiaries	413,825	—	—	(413,825)	—
Intangible assets, net	—	42,290	—	—	42,290
Other noncurrent assets	78,432	(63,608)	5,600	—	20,424

	$516,864	$434,596	$123,295	$(413,825)	$660,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$512	$57,714	$6,179	$—	$64,405
Accrued expenses	3,040	19,059	3,394	—	25,493
Income taxes payable	42	—	205	—	247
Current maturities of long-term debt and other current liabilities	1,273	318	9,607	—	11,198

Total current liabilities	4,867	77,091	19,385	—	101,343

Long-term debt and other liabilities	226,000	2,882	7,267	—	236,149
Deferred income taxes	(13,934)	36,256	1,185	—	23,507
Shareholders’/invested equity	299,931	318,367	95,458	(413,825)	299,931

	$516,864	$434,596	$123,295	$(413,825)	$660,930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Information as of June 25, 2006 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$22,992	$1,392	$10,933	$—	$35,317
Receivables, net	1	72,332	20,903	—	93,236
Inventories	—	91,840	24,178	—	116,018
Deferred income taxes	—	10,473	1,266	—	11,739
Assets held for sale	—	17,418	—	—	17,418
Other current assets	—	2,558	6,671	—	9,229

Total current assets	22,993	196,013	63,951	—	282,957

Property, plant and equipment	11,806	846,014	56,463	—	914,283
Less accumulated depreciation	(1,553)	(637,432)	(37,601)	—	(676,586)

	10,253	208,582	18,862	—	237,697
Investments in unconsolidated affiliates	—	157,741	32,476	—	190,217
Investments in consolidated subsidiaries	450,655	—	—	(450,655)	—
Other noncurrent assets	65,713	8,116	8,223	(60,286)	21,766

	$549,614	$570,452	$123,512	$(510,941)	$732,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$1,698	$57,315	$9,903	$—	$68,916
Accrued expenses	2,202	18,011	3,656	—	23,869
Income taxes payable (receivable)	(10,046)	11,004	1,345	—	2,303
Current maturities of long-term debt and other current liabilities	—	290	6,040	—	6,330

Total current liabilities	(6,146)	86,620	20,944	—	101,418

Long-term debt and other liabilities	191,273	57,557	13,861	(60,286)	202,405
Deferred income taxes	(18,466)	63,380	947	—	45,861
Shareholders’/ invested equity	382,953	362,895	87,760	(450,655)	382,953

	$549,614	$570,452	$123,512	$(510,941)	$732,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 24, 2007 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$574,857	$117,452	$(2,001)	$690,308
Cost of sales	—	549,065	105,748	(2,070)	652,743
Selling, general and administrative expenses	—	38,704	6,234	(52)	44,886
Provision for bad debts	—	6,763	411	—	7,174
Interest expense	24,927	587	4	—	25,518
Interest income	(454)	—	(2,733)	—	(3,187)
Other (income) expense, net	(24,701)	20,081	(75)	2,119	(2,576)
Equity in (earnings) losses of unconsolidated affiliates	—	(3,561)	8,083	(230)	4,292
Equity in subsidiaries	113,236	—	—	(113,236)	—
Restructuring recovery	—	(157)	—	—	(157)
Write down of long-lived assets	—	99,471	2,002	—	101,473

Income (loss) from continuing operations before income taxes	(113,008)	(136,096)	(2,222)	111,468	(139,858)
Provision (benefit) for income taxes	3,297	(27,347)	1,988	(26)	(22,088)

Income (loss) from continuing operations	(116,305)	(108,749)	(4,210)	111,494	(117,770)
Income from discontinued operations, net of tax	—	—	1,465	—	1,465

Net income (loss)	$(116,305)	$(108,749)	$(2,745)	$111,494	$(116,305)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 25, 2006 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$633,354	$108,584	$(3,273)	$738,665
Cost of sales	—	597,807	101,267	(3,019)	696,055
Selling, general and administrative expenses	146	35,654	6,138	(404)	41,534
Provision for bad debts	—	1,004	252	—	1,256
Interest expense	18,558	558	150	—	19,266
Interest income	(1,888)	(129)	(4,303)	—	(6,320)
Other (income) expense, net	(17,413)	14,490	1,457	—	(1,466)
Equity in (earnings) losses of unconsolidated affiliates	—	(5,216)	4,643	(252)	(825)
Equity in subsidiaries	12,969	—	(402)	(12,567)	—
Restructuring charges (recovery)	—	(226)	(28)	—	(254)
Write down of long-lived assets	—	2,315	51	—	2,366
Loss from early extinguishment of debt	2,949	—	—	—	2,949

Income (loss) from continuing operations before income taxes	(15,321)	(12,903)	(641)	12,969	(15,896)
Provision (benefit) for income taxes	(955)	(2,717)	2,502	—	(1,170)

Income (loss) from continuing operations	(14,366)	(10,186)	(3,143)	12,969	(14,726)
Income (loss) from discontinued operations, net of tax	—	(2,123)	2,483	—	360

Net income (loss)	$(14,366)	$(12,309)	$(660)	$12,969	$(14,366)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 26, 2005 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$699,352	$98,462	$(5,040)	$792,774
Cost of sales	—	678,808	88,298	(4,389)	762,717
Selling, general and administrative expenses	201	36,964	5,982	(936)	42,211
Provision for bad debts	—	12,886	467	(181)	13,172
Interest expense	18,167	2,408	19	—	20,594
Interest income	(518)	(116)	(2,539)	—	(3,173)
Other (income) expense, net	(17,802)	15,912	(579)	149	(2,320)
Equity in (earnings) losses of unconsolidated affiliates	—	(6,410)	(749)	221	(6,938)
Equity in subsidiaries	43,847	—	—	(43,847)	—
Minority interest (income) expense	—	(539)	9	—	(530)
Restructuring charges (recovery)	—	(374)	33	—	(341)
Write down of long-lived assets	—	603	—	—	603

Income (loss) from continuing operations before income taxes and extraordinary item	(43,895)	(40,790)	7,521	43,943	(33,221)
Provision (benefit) for income taxes	(2,670)	(12,225)	1,412	—	(13,483)

Income (loss) from continuing operations before extraordinary item	(41,225)	(28,565)	6,109	43,943	(19,738)
Loss from discontinued operations, net of tax	—	(1,012)	(20,364)	(1,268)	(22,644)

Net income (loss) before extraordinary item	(41,225)	(29,577)	(14,255)	42,675	(42,382)
Extraordinary gain — net of taxes of $0	—	1,157	—	—	1,157

Net income (loss)	$(41,225)	$(28,420)	$(14,255)	$42,675	$(41,225)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 24, 2007 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating	$(697)	$1,652	$8,736	$929	$10,620
Investing activities:
Capital expenditures	(41)	(4,012)	(3,787)	—	(7,840)
Acquisitions	(64,222)	21,057	—	—	(43,165)
Return of capital in equity affiliates	—	3,630	—	—	3,630
Investment of foreign restricted assets	—	(3,019)	3,019	—	—
Restricted cash	—	(4,036)	—	—	(4,036)
Collection of notes receivable	266	1,612	(612)	—	1,266
Proceeds from sale of capital assets	—	4,985	114	—	5,099
Net proceeds from split dollar life insurance surrenders	1,757	—	—	—	1,757
Split dollar life insurance premiums	(217)	—	—	—	(217)

Net cash provided by (used in) investing activities	(62,457)	20,217	(1,266)	—	(43,506)

Financing activities:
Payment of long term debt	(97,000)	—	—	—	(97,000)
Borrowing of long term debt	133,000	—	—	—	133,000
Debt issue costs	(455)	—	—	—	(455)
Issuance of Company stock	22,000	(22,000)	—	—	—
Cash dividend paid	488	—	(488)	—	—
Other	(63)	384	—	—	321

Net cash provided by (used in) financing activities	57,970	(21,616)	(488)	—	35,866

Cash flows of discontinued operations:
Operating cash flow	—	—	277	—	277

Net cash provided by discontinued operations	—	—	277	—	277

Effect of exchange rate changes on cash and cash equivalents	—	—	2,386	(929)	1,457

Net increase (decrease) in cash and cash equivalents	(5,184)	253	9,645	—	4,714
Cash and cash equivalents at beginning of year	22,992	1,392	10,933	—	35,317

Cash and cash equivalents at end of year	$17,808	$1,645	$20,578	$—	$40,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 25, 2006 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating	$20,472	$(1,740)	$9,622	$150	$28,504
Investing activities:
Capital expenditures	—	(10,400)	(1,588)	—	(11,988)
Acquisition	—	(634)	(30,000)	—	(30,634)
Investment of foreign restricted assets	—	—	171	—	171
Collection of notes receivable	564	(160)	—	—	404
Proceeds from sale of capital assets	—	10,026	67	—	10,093
Increase in restricted cash	—	—	2,766	—	2,766
Net proceeds from split dollar life insurance surrenders	1,806	—	—	—	1,806
Split dollar life insurance premiums	(217)	—	—	—	(217)
Other	—	32	(74)	—	(42)

Net cash provided by (used in) investing activities	2,153	(1,136)	(28,658)	—	(27,641)

Financing activities:
Payment of long term debt	(248,727)	(24,407)	—	—	(273,134)
Borrowing of long term debt	190,000	—	—	—	190,000
Debt issuance costs	(8,041)	—	—	—	(8,041)
Issuance of Company stock	176	—	—	—	176
Cash dividend paid	31,091	—	(31,091)	—	—
Purchase and retirement of Company stock	—	358	467	—	825
Other	—	(10)	10	—	—

Net cash used in financing activities	(35,501)	(24,059)	(30,614)	—	(90,174)

Cash flows of discontinued operations:
Operating cash flow	—	4,025	(7,367)	—	(3,342)
Investing cash flow	—	(970)	22,998	—	22,028

Net cash provided by discontinued operations	—	3,055	15,631	—	18,686

Effect of exchange rate changes on cash and cash equivalents	—	—	471	(150)	321

Net decrease in cash and cash equivalents	(12,876)	(23,880)	(33,548)	—	(70,304)
Cash and cash equivalents at beginning of year	35,868	25,272	44,481	—	105,621

Cash and cash equivalents at end of year	$22,992	$1,392	$10,933	$—	$35,317

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 26, 2005 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$5,299	$23,518	$(3,827)	$4,872	$29,862
Investing activities:
Capital expenditures	—	(5,548)	(4,498)	624	(9,422)
Acquisition	—	(1,358)	—	—	(1,358)
Return of capital from equity affiliates	—	6,138	—	—	6,138
Investment of foreign restricted assets	—	—	388	—	388
Collection of notes receivable	543	(206)	252	(69)	520
Increase in notes receivable	—	(139)	—	—	(139)
Proceeds from sale of capital assets	—	2,259	492	(461)	2,290
Increase in restricted cash	—	(2,766)	—	—	(2,766)
Net proceeds from split dollar life insurance surrenders	319	—	—	—	319
Split dollar life insurance premiums	(1,396)	—	—	—	(1,396)
Other	—	(884)	(206)	748	(342)

Net cash provided by (used in) investing activities	(534)	(2,504)	(3,572)	842	(5,768)

Financing activities:
Issuance of Company stock	104	—	—	—	104
Purchase and retirement of Company stock	(2)	—	—	—	(2)
Other	—	(530)	510	—	(20)

Net cash provided by (used in) financing activities	102	(530)	510	—	82

Cash flows of discontinued operations:
Operating cash flow	—	12	(3,045)	(3,240)	(6,273)
Investing cash flow	—	—	13,902	—	13,902

Net cash provided by (used in) discontinued operations	—	12	10,857	(3,240)	7,629

Effect of exchange rate changes on cash and cash equivalents	—	—	11,069	(2,474)	8,595

Net increase in cash and cash equivalents	4,867	20,496	15,037	—	40,400
Cash and cash equivalents at beginning of year	31,001	4,776	29,444	—	65,221

Cash and cash equivalents at end of year	$35,868	$25,272	$44,481	$—	$105,621

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 24, 2007.

Assessment of Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concludes that the Company’s internal control over financial reporting was effective as of June 24, 2007.

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

Ernst and Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which begins on page 101 of this Annual Report on Form 10-K.

Attestation Report of Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Unifi Inc.

We have audited Unifi, Inc.’s internal control over financial reporting as of June 24, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unifi Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Unifi, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 24, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. as of June 24, 2007 and June 25, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 24, 2007 of Unifi, Inc. and our report dated September 4, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Greensboro, North Carolina
September 4, 2007

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

The information required by this item with respect to executive officers is set forth above in Part I. The information required by this item with respect to directors will be set forth in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders to be filed within 120 days after June 24, 2007 (the “Proxy Statement”) under the headings “Election of Directors,” “Nominees for Election as Directors,” and “Section 16(a) Beneficial Ownership Reporting and Compliance” and is incorporated herein by reference.

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

NYSE Certification

The Annual Certification of the Company’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to section 303A.12(a) of the NYSE Listed Company Manual was previously filed at the New York Stock Exchange on November 15, 2006.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement under the headings “Executive Officers and their Compensation,” “Directors’ Compensation,” “Employment and Termination Agreements,” “Compensation Committee InterLocks and Insider Participation in Compensation Decisions,” “Transactions with Related Persons, Promoters and Certain Control Persons,” and “Compensation, Discussions and Analysis” and is incorporated herein by reference.

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

The information required by this item will be set forth in the Proxy Statement under the headings “Compensation Committee InterLocks and Insider Participation in Compensation Decisions”, “Employment and Termination Agreements” and “Transactions with Related Persons, Promoters and Certain Control Persons” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement under the heading “Audit Committee Report” and “Information Relating to the Company’s Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements of the Registrant and reports of independent registered public accounting firm are filed as a part of this Report.

Pages

Management’s Report on Internal Control over Financial Reporting	100
Reports of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets at June 24, 2007 and June 25, 2006	57
Consolidated Statements of Operations for the Years Ended June 24, 2007, June 25, 2006, and June 26, 2005	58
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended June 24, 2007, June 25, 2006, and June 26 2005	59
Consolidated Statements of Cash Flows for the Years Ended June 24, 2007, June 25, 2006, and June 26, 2005	60
Notes to Consolidated Financial Statements	62
2. Financial Statement Schedules
II — Valuation and Qualifying Accounts	109
Yihua Unifi Fibre Industry Company Limited Financial Statements as of May 30, 2007, and for the period from May 31, 2006 to May 31, 2007	110

Schedules other than those above are omitted because they are not required, are not applicable, or the required information is given in the consolidated financial statements or notes thereto.

With the exception of the information herein expressly incorporated by reference, the Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

3. Exhibits

Exhibit
Number		Description

2.1		Asset Purchase Agreement dated October 25, 2006 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006).
2.2		Amendment to Asset Purchase Agreement dated October 25, 2006 between Unifi, Inc. and Dillon Yarn Corporation, dated January 1, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2007).
3	.1(i) (a)	Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference to Exhibit 3a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).
3	.1(i) (b)	Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
3	.1(ii)	Restated By-laws of Unifi, Inc., effective October 22, 2003 (incorporated by reference to Exhibit 3b to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).
4.1		Indenture dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.2		Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.3		Registration Rights Agreement, dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and Lehman Brothers Inc. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.4		Security Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.5		Pledge Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.6		Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.7		Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.8		Intercreditor Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto, Bank of America N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.9		Amended and Restated Credit Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).

Exhibit
Number	Description

4.10	Amended and Restated Security Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.11	Pledge Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.12	Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.13	Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.14	Registration Rights Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Company’s Schedule 13D dated January 2, 2007).
10.1	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Manufacturing, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
10.2	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Kinston, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
10.3	*Unifi, Inc. 1992 Incentive Stock Option Plan, effective July 16, 1992 (incorporated by reference to Exhibit 10c to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1993 (Reg. No. 001-10542) filed on September 21, 1993).
10.4	*Unifi, Inc.’s 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10f to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996).
10.5	*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996).
10.6	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).
10.7	*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.8	*Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.9	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002 (incorporated by reference to Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Reg. No. 001-10542) filed on September 23, 2002).
10.10	*Employment Agreement between Unifi, Inc. and William M. Lowe, Jr., effective July 25, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.11	*Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective November 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.12	*Change of Control Agreement between Unifi, Inc. and Benny Holder, effective November 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).

Exhibit
Number		Description

10	.13*	Change of Control Agreement between Unifi, Inc. and Charles F, McCoy, effective November 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.14		*Change of Control Agreement between Unifi, Inc. and William M. Lowe, Jr., effective November 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.15		*Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective July 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.16		*Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective July 25, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.17		Chip Supply Agreement, dated March 18, 2005, by and between Unifi Manufacturing, Inc. and Nan Ya Plastics Corp., America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 18, 2005) (portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).
10.18		Equity Joint Venture Contract, dated June 10, 2005, between Sinopec Yizheng Chemical Fibre Company Limited and Unifi Asia Holdings, SRL for the establishment of Yihua Unifi Fibre Industry Company Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 10, 2005).
10.19		Waiver, Assignment and Assumption Agreement dated May 17, 2007 between Unifi, Inc., Dillon Yarn Corporation, and the several purchasers listed therein.
10.20		Sales and Services Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Re. 333-140580) filed on February 9, 2007).
10.22		Manufacturing Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-3 (Re. 333-140580) filed on February 9, 2007).
12.1		Statement of Computation of Ratios of Earnings to Fixed Charges.
14.1		Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed as Exhibit (14a) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference.
14.2		Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed as Exhibit (14b) with the Company’s Form 10-K for the fiscal year ended June 27, 2004, which is incorporated herein by reference.
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young Hua Ming, Independent Registered Public Accounting Firm
31.1		Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* NOTE:	These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 7, 2007.

UNIFI, Inc.

By:	/s/ Stephen Wener
Stephen Wener
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Stephen Wener Stephen Wener	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 7, 2007

/s/ William M. Lowe, Jr. William M. Lowe, Jr.	Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 7, 2007

/s/ William J. Armfield, IV William J. Armfield, IV	Director	September 7, 2007

/s/ Kenneth G. Langone Kenneth G. Langone	Director	September 7, 2007

/s/ Chiu Cheng Anthony Loo Chiu Cheng Anthony Loo	Director	September 7, 2007

/s/ George R. Perkins, Jr. George R. Perkins, Jr.	Director	September 7, 2007

/s/ William M. Sams William M. Sams	Director	September 7, 2007

/s/ G. Alfred Webster G. Alfred Webster	Director	September 7, 2007

(27) Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to Other		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe (b)	Describe (c)	Period
	(Amounts in thousands)

Allowance for uncollectible accounts(a):
Year ended June 24, 2007	$5,064	$6,670	$(34)	$(5,009)	$6,691
Year ended June 25, 2006	13,967	1,256	(1,172)	(8,987)	5,064
Year ended June 26, 2005	10,721	14,028	(324)	(10,458)	13,967
Valuation allowance for deferred tax assets:
Year ended June 24, 2007	$9,232	$24,948	$—	$(2,394)	$31,786
Year ended June 25, 2006	10,930	1,886	—	(3,584)	9,232
Year ended June 26, 2005	13,137	830	—	(3,037)	10,930

Notes

(a)	The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts.

(b)	The allowance for doubtful accounts includes acquisition related adjustments and/or effects of currency translation from restating activity of its foreign affiliates from their respective local currencies to the U.S. dollar.

(c)	Deductions from the allowance for doubtful accounts represent accounts written off which were deemed not to be collectible and the customer claims paid, net of certain recoveries.

In fiscal year 2005, deductions from the valuation allowance for deferred tax assets include state tax credit write-offs due to the expiration of the credits and capital loss carryforwards. In fiscal year 2006, deductions from the valuation allowance for deferred tax assets include state tax credit write-offs due to the expiration of the credits. In fiscal year 2007, the valuation allowance increased $22.6 million as a result of investment and real property impairment charges that could result in non-deductible capital losses.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED
(a limited liability company under the Laws of the People’s Republic of China)

Financial Statements

For the Period From May 31, 2006 to May 31, 2007 and the period from August 4, 2005
(inception) to May 30, 2006

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Financial Statements
For the Period From May 31, 2006 to May 31, 2007 and
the period from August 4, 2005 (inception) to 30 May 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Unifi, Inc.

We have audited the accompanying balance sheets of Yihua Unifi Fibre Industry Company Limited (the “Company”) as of May 31, 2007 and May 30, 2006, and the related statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the period from May 31, 2006 to May 31, 2007 and the period from August 4, 2005 (inception) to May 30, 2006, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yihua Unifi Fibre Industry Company Limited as at May 31, 2007 and May 30, 2006, and the results of its operations and its cash flows for the period from May 31, 2006 to May 31, 2007 and the period from August 4, 2005 (inception) to May 30, 2006, respectively, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young Hua Ming

Ernst & Young Hua Ming, Shanghai Branch
Shanghai, The People’s Republic of China
August 30, 2007

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED
Balance Sheets

	As of May 31, 2007	As of May 30, 2006
	(In thousands, USD)

ASSETS
Current assets:
Cash and cash equivalents	$963	$1,308
Restricted cash	1,699	—
Accounts receivable	227	323
Related party accounts receivable	628	810
Notes receivable	1,861	1,380
Inventories	10,676	9,155
Related-party prepaid technology fee	946	750
Other current assets	411	798

Total current assets	17,411	14,524

Property, plant and equipment:
Buildings and improvements	19,484	18,419
Machinery and equipment	46,042	43,538
Other	2,735	689

	68,261	62,646
Less accumulated depreciation	(9,496)	(4,029)

	58,765	58,617
Intangible asset, net	418	525

Total assets	$76,594	$73,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629	$637
Related party accounts payable	21,465	25,777
Accrued expenses	1,345	1,729
Related-party debt	—	15,000
Bank loan	7,842	6,228
Other current liabilities	2,838	1,600

Total current liabilities	34,119	50,971

Registered capital	60,000	30,000
Additional paid-in capital	1,480	389
Accumulated losses	(21,643)	(8,073)
Accumulated other comprehensive income	2,638	379

Shareholders’ equity	42,475	22,695

Total liabilities and shareholders’ equity	$76,594	$73,666

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Statements of Operations

	Period from	Period from August 4,
	May 31, 2006 to	2005 (Inception)
	May 31, 2007	to May 30, 2006
	(In thousands, USD)

Net sales
Related-party	$21,124	$21,116
Others	102,788	80,692

	123,912	101,808
Cost of sales
Related-party	(110,874)	(93,755)
Others	(20,526)	(12,184)

	(131,400)	(105,939)

Gross loss	(7,488)	(4,131)
Related-party technology license fee	(2,178)	(1,250)
Selling, general and administrative expenses	(3,068)	(2,305)
Other income (expense), net	12	(96)

Loss from operations	(12,722)	(7,782)
Interest expense	(861)	(316)
Interest income	13	25

Net loss	$(13,570)	$(8,073)

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Statements of Changes In Shareholders’ Equity and Comprehensive Income (Loss)

		Additional		Total	Other
	Registered	Paid-in	Accumulated	Shareholders’	Comprehensive
	Capital	Capital	Losses	Equity	Loss
			(In thousands, USD)

Balance, August 4, 2005 (inception)	$—	$—	$—	$—
Capital contributions	30,000	—	—	30,000
Capital contributions (non-cash)	—	389	—	389
Net loss	—	—	(8,073)	(8,073)	$(8,073)
Currency translation adjustment	—	—	—	379	379

Balance, May 30, 2006	30,000	389	(8,073)	22,695	$(7,694)

Capital contributions	30,000	—	—	30,000
Capital contributions (non-cash)	—	1,091	—	1,091
Net loss	—	—	(13,570)	(13,570)	$(13,570)
Currency translation adjustment	—	—	—	2,259	2,259

Balance, May 31, 2007	$60,000	$1,480	$(21,643)	$42,475	$(11,311)

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Statements of Cash Flows

	Period from	Period from August 4,
	May 31, 2006 to	2005 (Inception)
	May 31, 2007	to May 30, 2006
	(In thousands, USD)

Operating activities:
Net loss	$(13,570)	$(8,073)
Depreciation	5,147	4,018
Amortization	129	105
Inventory provision	155	—
Bad debts written off	50	—
Senior management costs paid by shareholders	1,091	389
Other	—	7
Changes in assets and liabilities:
Restricted cash	(1,660)	—
Accounts receivable	109	(323)
Related — party accounts receivable	12	(810)
Notes receivable	(404)	(1,380)
Inventories	(1,199)	(9,155)
Other current assets	416	(1,548)
Related-party accounts payable	10,069	10,915
Accounts payable and accrued expenses	(1,811)	2,366
Other current liabilities	2,446	1,600

Net cash provided by (used in) operating activities	980	(1,889)

Investing activities:
Purchase of property, plant and equipment	(2,464)	(32,986)

Net cash used in investing activities	(2,464)	(32,986)

Financing activities:
Issuance of equity interest	—	15,000
Net borrowings under line of credit	1,277	6,228
Related-party borrowings	—	15,000

Net cash provided by financing activities	1,277	36,228

Effect of exchange rate changes on cash and cash equivalents	(138)	(45)

Net (decrease) increase in cash and cash equivalents	(345)	1,308
Cash and cash equivalents at beginning of period	1,308	—

Cash and cash equivalents at end of period	$963	$1,308

Supplemental cash flow disclosures:
Interest paid	$861	$316
Non-cash activities:
Conversion of loan to registered capital	$15,000	$—
Conversion of accounts payable to registered capital	15,000	—

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS
Period from August 4, 2005 (inception) to May 30, 2006 and
from May 31, 2006 to May 31, 2007 (in USD)

1.	Organization and Activities

On June 10, 2005, Sinopec Yizheng Chemical Fibre Company Limited (“YCFC”), a company incorporated in the People’s Republic of China (“PRC”) and Unifi Asia Holding, SRL (“Unifi Asia”), a limited liability company incorporated in Barbados, entered into an Equity Joint Venture Contract (the “JV Contract”) for the formation and operation of Yihua Unifi Fibre Industry Company Limited (the “Company”), a PRC limited liability company to manufacture, process and market high value-added differentiated polyester textile filament products in Yizheng, China. On July 28, 2005, the Company obtained a business license to operate for forty years.

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

On June 7, 2006, the Company’s Board of Directors approved the conversion of a $15.0 million loan owed to Unifi Asia into registered capital and $15.0 million of accounts payable to YCFC into registered capital. On June 7, 2006, both of the previously described liabilities were converted to registered capital thereby increasing the registered capital by $30.0 million.

2.  Summary of Significant Accounting Policies

Basis of Presentation:  The financial statements have been prepared in accordance with U.S generally accepted accounting principles (US GAAP) and are presented in U.S. Dollars. The Company’s functional currency is the Chinese Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the RMB are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the period into RMB. Non-monetary assets and liabilities denominated in foreign currencies are translated into RMB at the foreign exchange rates at the date of measurement. Gains and losses resulting from translation are accumulated in a separate component of shareholders’ equity. Gains and losses resulting from foreign currency translations (transactions denominated in a currency other than the functional currency) are included in “Other (income) expenses, net” in the Statements of Operations.

The Company is a joint venture between YCFC and Unifi Asia and the Company’s operations are dependent on the continued financial support of YCFC and Unifi Asia. YCFC and Unifi Asia have committed to provide sufficient working capital, either by advancing funds or postponing the due dates of debt due from the Company, to allow the Company to operate for, at a minimum, one year.

Year End:  The Company has elected to change the fiscal year end to May 31; as a result, the current fiscal period presented in the financial statements is from May 31, 2006 to May 31, 2007. The comparative period is from August 4, 2005 to May 30, 2006.

Use of Estimates:  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:  Revenues from sales are recognized when the significant risks and rewards of ownership are transferred to the customer. Revenue excludes value added taxes or other sales taxes and is arrived at after deduction of trade discounts and sales returns. The Company estimates and records provisions for sales returns and allowances in the period the sale is recorded, based on its experience. Freight paid by customers is included in net sales in the Statements of Operations and the Company records the shipping cost incurred as cost of revenue.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies (continued)

Sales Rebate Program:  The Company has entered into sales incentive agreements with certain distributors and customers. Rebates are granted upon achieving specified sales targets by the end of the calendar year. The rebates are paid out in the first quarter of the succeeding year. Sales rebates are accrued monthly and included in net sales.

Cash and Cash Equivalents:  Cash equivalents are defined as highly-liquid investments with original maturities of three months or less. As of May 31, 2007, cash and cash equivalents consisted of RMB7.4 million (May 30, 2006: RMB10.5 million) which are subject to local foreign exchange controls.

Restricted Cash:  Cash deposits held for specific purposes or held as security for contractual obligations are classified as restricted cash.

Notes Receivable:  Notes receivable are short-term bank promissory notes paid by customers with a maturity of six months or less.

Receivables and Credit Risk:  The Company primarily receives cash in advance or bank promissory notes from its customers and distributors.

The Company’s operations serve customers and distributors principally located in China as well as international customers located primarily in Hong Kong, Thailand, Pakistan, Japan and United Kingdom. During the period ended May 31, 2007, export sales aggregated to $1.2 million (May 30, 2006: $1.1 million). Approximately 17% (May 30, 2006: 21%) of the Company’s revenue was generated from a related party. As of May 31, 2007, the net receivable from related parties was $0.6 million (May 30, 2006: $0.8 million) (See Note 8 for further discussion).

Inventories:  The Company values its inventories at the lower of cost or market using the moving weighted average method. In addition to the purchase cost of raw materials, work in progress and finished goods include direct labor costs and allocated manufacturing related costs. The Company periodically performs assessments to determine the existence of obsolete or slow-moving inventories and records any necessary provisions to reduce those inventories to net realizable value. The total inventory reserve at May 31, 2007 was $0.3 million (May 30, 2006: $0.2 million). The following table reflects the composition of the Company’s inventories as of the balance sheet dates (Amounts in thousands, USD):

	As of May 31, 2007	As of May 30, 2006

Raw materials and supplies	$3,013	$2,858
Work in process	919	688
Finished goods	7,083	5,781

Gross inventories	11,015	9,327
Lower of cost or market reserves	(339)	(172)

	$10,676	$9,155

Other Current Assets:  Other current assets consist of the following (Amounts in thousands, USD):

	As of May 31, 2007	As of May 30, 2006

Prepayment on purchases	$198	$414
Value added tax receivable	—	295
Other	213	89

	$411	$798

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies (continued)

On August 3, 2005, the Company entered into a Technology License and Support Contract (the “Technology Agreement”) with Unifi Manufacturing, Inc. which is a related entity of Unifi Asia. The Technology Agreement calls for Unifi Manufacturing, Inc. to provide qualified technical personnel to render technical support to the manufacture and sale of certain products for up to four years. The Company, as the licensee, has agreed to pay Unifi Manufacturing, Inc. for the transfer of this technical knowledge. The total fees payable over the four year term are $6.0 million and are expensed on a straight-line basis over forty-eight months. The license fee paid during the period ended May 31, 2007 was $1.3 million (May 30, 2006: $2.0 million) of which $1.5 million (May 30, 2006: $1.3 million) was expensed during the period. See Note 8 for further discussion.

Property, Plant and Equipment:  On August 3, 2005, YCFC, through the Contribution Agreement executed between YCFC, Unifi Asia and the Company, contributed fixed assets of $15.0 million for a 50% equity interest in the Company. Pursuant to the same agreement, the Company purchased fixed assets for $45.5 million from YCFC. The purchase price of the fixed assets acquired by the Company was based upon their fair market value, as determined by an independent valuation firm in its certified appraisal report. All subsequent additions to property, plant and equipment are recorded at cost. Repair and maintenance costs, which do not extend the life of the applicable assets, are expensed as incurred. The Company elected the straight-line method of depreciation for all fixed asset categories. Buildings and improvements are depreciated using no residual value, machinery, equipment and other fixed assets have a residual value of three percent of the acquisition cost. Depreciation expense for the period ended May 31, 2007 was $5.2 million (May 30, 2006: $4.0 million). The following table summarizes the estimated useful lives by asset category:

Estimated Useful Lives

Buildings and improvements	8 - 40 years
Machinery and equipment	5 - 14 years
Other	4 - 10 years

Customer-related Intangible:  The Company accounts for other intangibles under the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with the JV Contract and the related Contribution Agreement, the Company acquired a customer list from YCFC which was valued at $0.7 million. The customer-related intangible was subject to straight-line amortization over the useful life of the asset, which is estimated to be five years. Accumulated amortization as of May 31, 2007 was $0.2 million (May 30, 2006: $0.1 million). The estimated annual aggregate amortization expense is $126 thousand for fiscal years ending May 2008 through May 2010 and $21 thousand in the fiscal year ending May 2011. The Company reviews intangible assets for impairment annually, unless specific circumstances indicate that an earlier review is necessary.

Impairment of Long-lived Assets:  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows from use in operation and subsequent disposal over the remaining life of the asset in measuring whether the asset is recoverable. During the period ended May 31, 2007, the Company tested its property, plant and equipment and intangible asset balances for impairment and no adjustments were recorded as a result of those reviews.

Income Taxes:  The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets when it is more-likely-than-not that some portion, or all, of the deferred tax

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies (continued)

assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period the tax rate is enacted.

Comprehensive Income:  Comprehensive income includes net income and other changes in net assets of a business during a period from non-owner sources, which are not included in net income. Such non-owner changes may include, for example, movements in fair values of available-for-sale securities and foreign currency translation adjustments. Other than net income, foreign currency translation adjustments presently represent the only component of comprehensive income for the Company. The Company does not provide income taxes on the impact of currency translations.

Recent Accounting Pronouncements:  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The pronouncement creates a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of the first day of fiscal year 2008 and does not expect that FIN 48 will have a material effect on its balance sheet.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for measuring the fair value of assets and liabilities and is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 157, it has not determined the impact it will have on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS No. 87, “Employers” Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statements of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity relating to post retirement obligations. This aspect of SFAS No. 158 is effective for fiscal years ended after December 15, 2006. The Company currently does not expect that SFAS No. 158 will have a material effect on its balance sheet.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financials Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement permits entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 159, it has not determined if it will make any elections for fair value reporting of its assets.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Income Taxes

Under the existing PRC Income Tax Law, the Company is subject to a 33% combined tax rate (30% state enterprise income tax and 3% local income tax). However, the Company qualifies as a foreign investment enterprise (“FIE”) and therefore is subject to a 27% combined corporate income tax rate (24% state enterprise income tax and 3% local income tax). In addition to this reduced tax rate, the Company is eligible for a five-year tax holiday (two years income tax exemption followed by three years 50% income tax exemption), commencing the year when the Company has cumulative taxable income (that is, after the Company utilizes any net operating loss carry forwards generated before the tax holiday period begins).

In March 2007, the Law of the PRC on Enterprise Income Tax was enacted and will take effect on January 1, 2008 (“New PRC Income Tax Law”). The New PRC Income Tax Law generally unifies the income tax rate for all enterprises in the PRC at 25%. Existing FIEs which have not started their tax holidays (e.g. due to no cumulative taxable income) will commence their tax holidays from the effective date of the New PRC Income Tax Law irrespective of whether cumulative taxable income has been achieved. Thus, the New PRC Income Tax Law accelerates the commencement of the Company’s tax holiday to 2008 and terminates the tax holiday in 2013, regardless of the Company’s cumulative taxable income or realization of tax benefit from the tax holiday.

There was no income tax benefit recorded for the fiscal period. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	Period from	Period from August 4,
	May 31, 2006 to	2005 (Inception)
	May 31, 2007	to May 30, 2006

Statutory tax rate	33.0%	33.0%
Preferential tax rate reduction	(6.0)	(6.0)
Tax holiday rate reduction	(27.0)	(27.0)
Change in valuation allowance	14.0	4.8
Deferred taxes (including impact of New PRC Income Tax Law)	(14.0)	(4.8)

Effective tax rate	—	—

The deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and their basis for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of the balance sheet dates are as follows (Amounts in thousands, USD):

	As of May 31, 2007	As of May 30, 2006

Deferred tax assets:
Property, plant and equipment	$243	$263
License fees	505	115
Inventory provision	42	—
Customer list	17	8
Net operating loss	1,442	—

Total deferred tax assets	2,249	386
Valuation allowance	(2,249)	(386)

Total deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Income Taxes (continued)

dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of May 31, 2007 and May 30, 2006, the Company provided a full valuation allowance against its total gross deferred tax assets due to the uncertainty as to their ultimate realization. As of May 31, 2007, the Company had net operating loss carryforwards available for income tax purposes of approximately $14.9 million (May 30, 2006: $4.3 million) that may be used to offset future taxable income. The net operating loss carryforwards begin expiring in fiscal year 2011.

4.	Employee Retirement Plan

The Company elected to participate in a defined contribution retirement plan for the benefit of its employees. The retirement plan is administered by a local government organization. The Company makes contributions to the plan based on employee compensation. Contributions made by the Company under the plan were $1.1 million (May 30, 2006: $1.0 million) for the period ended May 31, 2007 .

5.	Bank Debt

The Company maintains unsecured lines of credit up to $26.0 million (May 30, 2006: $31 million) with various financial institutions. As of May 31, 2007, the total amount of outstanding loans was $7.8 million (May 30, 2006: $6.2 million), with maturity dates ranging from September 20, 2007 to January 18, 2008 and bearing interest rates of 5.30% to 5.58% per annum (May 31, 2006: 5.4%). There are no covenant calculations or other financial reporting requirements associated with these debts. The loans availability is reviewed and renewed on an annual basis.

6.	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. The book values of these financial instruments (except for debt) are considered to be representative of their respective fair values. None of the Company’s debt instruments that are outstanding at May 31, 2007, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Notes 5 and 8 for the terms and carrying values of the Company’s various debt instruments.

7.	Severance and Restructuring Charges

On October 9, 2006, the Company committed to a plan to terminate approximately 130 production employees. In December 2006, 127 employees who are eligible for this plan have applied and entered into a severance agreement with the Company. As included in the severance agreement from January 1, 2007, these employees are being paid with monthly living allowances until the earlier of the expiration date of severance agreement or employment contract. The allowance paid is deemed to be the severance payments to compensate for the past services rendered to YCFC and the Company. In accordance with the JV Contract, YCFC is responsible for the severance payment associated with the employment period with YCFC and YCFC agreed to reimburse the Company for the entire severance costs. For the year ended May 31, 2007, the Company recorded a severance liability of $287 thousand of which $156 thousand was recorded as personnel expenses in cost of sales, $178 thousand as a receivable from YCFC , and $47 thousand as a capital contribution from YCFC.

8.	Related Party Transactions

In accordance with the JV Contract, the Company and YCFC entered into a Comprehensive Services Contract (“Services Contract”), a Utilities Contract, a Land Use Right Lease Contract (the “Land Lease Contract”), and Raw Materials Supply Contract (the “RMS Contract”). All of the contracts, except the Land Lease Contract, have

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions (continued)

payment schedules that are variable in nature. The Services Contract states that YCFC will provide the Company with the following types of services: communication to and security for employees, information technology licenses and related support, public services for the manufacturing facility and employee residential site. The initial term of the contract is forty years and may be extended if mutually agreed by both parties. The Utilities Contract calls for YCFC to provide the Company with all of its utility requirements. Both parties are to jointly review the pricing on an annual basis. The Land Lease Contract has an initial lease term of twenty years and is renewable for an additional twenty years. The lease payment is approximately $68 thousand and due semi-annually. The RMS Contract calls for YCFC to supply to the Company and for the Company to purchase from YCFC all raw materials. If YCFC is unable to fulfill the Company’s raw material requirements, the Company has the right to obtain additional quantities of such raw material as necessary from any other source within or outside China. The initial term of the contract is for forty years.

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

All of the payments associated with the aforementioned contracts with the Company, excluding the RMS Contract, are expensed as incurred or as services are rendered. Upon the inception of the Company, Unifi Asia entered into a Loan Contract (the “Loan Contract”) to assist the Company in purchasing a portion of the property, plant and equipment from YCFC. The $15.0 million loan was interest-free and was due in full one year after the closing date. On June 7, 2006, the Company’s Board of Directors approved the conversion of the $15.0 million loan owed to Unifi Asia into registered capital and $15.0 million of accounts payable to YCFC into registered capital. Other related-party disclosures are as follows:

(a) Related parties with controlling relationships:

Relationship with the Company

YCFC	Investor (50% ownership interest)
Unifi Asia	Investor (50% ownership interest)

(b) Relationship between the Company and related parties without controlling relationships:

Relationship with the Company

Unifi Manufacturing, Inc.	Affiliate of Unifi Asia
Shaoxing Yihua Kangqi Chemical Fibre Co., Ltd. (“Shaoxing”)	Affiliate of YCFC

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions (continued)

(c) The amount of the Company’s related party transactions during the period and its balances with related parties as of the balance sheet dates are summarized as follows:

(i) The material related party transactions of the Company are summarized as follows (Amounts in thousands, USD):

	Period from	Period from August 4,
	May 31, 2006 to	2005 (Inception)
	May 31, 2007	to May 30, 2006

YCFC
Purchases of raw materials	$118,432	$94,796
Purchase of property, plant and equipment	—	45,785
Utilities	10,318	8,114
Comprehensive services fees expenses	268	341
Land lease expenses	135	110

	$129,153	$149,146

Sales of goods	$4	$386

Unifi Asia
Cash loan to the Company	$—	$15,000

Unifi Manufacturing, Inc.
Technology license and support contract fees expenses	$2,178	$1,250
Purchases of goods	192	34

	$2,370	$1,284

Shaoxing
Sales of goods	$21,124	$20,730

Purchases of goods	$—	$1,500

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions (continued)

(ii) The balances of related party receivables and payables are summarized as follows (Amounts in thousands, USD):

	As of May 31, 2007	As of May 30, 2006

YCFC
Related-party accounts payable	$21,093	$25,777
Related-party accounts receivable	(216)	(128)

	$20,877	$25,649

Unifi Asia
Current maturity of long-term debt	$—	$15,000

Unifi Manufacturing, Inc.
Related party accounts payable	$372	$—
Advance to related-party	(946)	750

	$(574)	$750

Shaoxing
Related-party accounts receivable	$(412)	$(682)

9.	Shareholders’ Equity

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

Both shareholders directed certain of their respective employees to work for the Company for a substantial period of time with the intention of maintaining or enhancing the value of their investment in the Company. The associated costs and expenses of these employees were included as an expense on the Statements of Operations of the Company and recorded as a capital contribution.

10.	Commitments and Contingencies

The Company is obligated under the Land Lease Contract with YCFC to lease for a minimum of twenty years the land on which the Company’s plant is located. After the initial term, the lease may be renewed for an additional twenty years. Future obligations for minimum rentals under the initial lease term during fiscal years ending after May 31, 2007 are $135 thousand for each year. Rental expense was $138 thousand (May 30, 2006: $110 thousand) for the fiscal year ended May 31, 2007. The aggregate lease obligation is $2.5 million over the initial term of twenty years. As of May 31, 2007 the Company had commitments of $271 thousand, related to acquisition of machinery. The commitment for acquisition of machinery is expected to be settled within the next twelve months.

As of May 31, 2007, the Company is not aware of any pending claims, lawsuits or proceedings that will materially affect the financial position of the Company.