Form 10-Q
period 2007-09-23
UNIFI INC
filed 2007-11-02
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 1, 2007 was 60,541,800.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended September 23, 2007

Part.1 Financial Information
Item.1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets

	September 23,	June 24,
	2007	2007
	(Unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,859	$40,031
Receivables, net	93,396	93,989
Inventories	139,585	132,282
Deferred income taxes	13,547	9,923
Assets held for sale	5,873	7,880
Restricted cash	4,951	4,036
Other current assets	12,966	11,973

Total current assets	304,177	300,114

Property, plant and equipment	916,153	913,144
Less accumulated depreciation	(714,241)	(703,189)

	201,912	209,955

Investments in unconsolidated affiliates	87,879	93,170
Intangible assets, net	41,579	42,290
Other noncurrent assets	20,148	20,424

Total assets	$655,695	$665,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,835	$61,620
Accrued expenses	40,257	28,278
Income taxes payable	117	247
Current maturities of long-term debt and other current liabilities	12,420	11,198

Total current liabilities	106,629	101,343

Long-term debt and other liabilities	230,041	236,149
Deferred income taxes	19,781	23,507
Commitments and contingencies
Shareholders’ equity:
Common stock	6,054	6,054
Capital in excess of par value	23,831	23,723
Retained earnings (Note 2)	261,457	270,800
Accumulated other comprehensive income	7,902	4,377

	299,244	304,954

Total liabilities and shareholders’ equity	$655,695	$665,953

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended
	September 23,	September 24,
	2007	2006
	(Amounts in thousands, except per share data)
Net sales	$170,536	$169,944
Cost of sales	159,543	159,383
Selling, general & administrative expenses	14,454	11,289
Provision for bad debts	254	1,610
Interest expense	6,712	6,065
Interest income	(826)	(444)
Other (income) expense, net	(1,006)	(479)
Equity in (earnings) losses of unconsolidated affiliates	(178)	1,949
Write down of long-lived assets	533	1,200
Write down of investment in unconsolidated affiliate	4,505	—
Restructuring charges	2,632	—

Loss from continuing operations before income taxes	(16,087)	(10,629)
Benefit for income taxes	(6,931)	(549)

Loss from continuing operations	(9,156)	(10,080)
Loss from discontinued operations, net of tax	(32)	(36)

Net loss	$(9,188)	$(10,116)

Losses per common share (basic and diluted):
Net loss – continuing operations	$(.15)	$(.19)
Net loss – discontinued operations	—	—

Net loss – basic and diluted	$(.15)	$(.19)

Weighted average outstanding shares of common stock (basic and diluted)	60,537	52,198

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Quarters Ended
	September 23,	September 24,
	2007	2006
Cash and cash equivalents at the beginning of period	$40,031	$35,317
Operating activities:
Net loss	(9,188)	(10,116)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	32	36
Net (earnings) losses of unconsolidated equity affiliates, net of distributions	282	1,949
Depreciation	9,599	11,124
Amortization	1,162	276
Stock-based compensation expense	107	1,040
Net (gain) loss on asset sales	(142)	240
Non-cash write down of long-lived assets	533	1,200
Non-cash write down of investment in unconsolidated affiliate	4,505	—
Non-cash portion of restructuring charges	2,632	—
Deferred income tax	(7,524)	(2,013)
Provision for bad debts	254	1,610
Other	(473)	(233)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(2,986)	(9,465)

Net cash used in continuing operating activities	(1,207)	(4,352)

Investing activities:
Capital expenditures	(1,064)	(1,480)
Change in restricted cash	(915)	—
Proceeds from sale of capital assets	2,216	3
Return of capital from equity affiliates	234	229
Other	264	116

Net cash provided by (used in) investing activities	735	(1,132)

Financing activities:
Payment of long-term debt	(6,000)	—
Other	(515)	(417)

Net cash used in financing activities	(6,515)	(417)

Cash flows of discontinued operations:
Operating cash flow	(78)	63

Net cash provided by (used in) discontinued operations	(78)	63
Effect of exchange rate changes on cash and cash equivalents	893	37

Net decrease in cash and cash equivalents	(6,172)	(5,801)

Cash and cash equivalents at end of period	$33,859	$29,516

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet at June 24, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 24, 2007, the information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 23, 2007, and the results of operations and cash flows for the periods ended September 23, 2007 and September 24, 2006. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 24, 2007. Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 62 to 68 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007.

2.	Inventories

For a discussion of the Company’s significant accounting policies, see “Note 1 Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Company’s Fiscal Year 2007 Form 10-K. As of the date hereof, there has been no significant developments with respect to significant accounting policies since June 24, 2007, other than the following:

Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. On June 25, 2007, the Company changed its method of accounting for certain inventories from Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The Company applied this change in method of inventory costing by retrospective application to the prior years’ financial statements.

Inventories are comprised of the following (amounts in thousands):

	September 23,	June 24,
	2007	2007
Raw materials and supplies	$53,188	$49,690
Work in process	8,532	8,171
Finished goods	77,865	74,421

	$139,585	$132,282

Effective June 25, 2007, the Company changed its method of accounting for certain finished goods, work-in-process and raw material inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company believes the change is preferable because the FIFO inventory method is predominantly used in the industry in which the Company operates. Therefore, the change will make the comparison of results among these companies more consistent. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because it reflects more recent costs in the balance sheet. Moreover, the change also conforms all of the Company’s raw material, work-in-process and finished goods inventories to a single costing method.

The impact of the change in method of accounting on certain financial statement line items is as follows: (amounts in thousands)

	September 23, 2007	September 24, 2006	June 24, 2007	June 25, 2006	June 26, 2005
Increase / (Decrease)	(13 Weeks)	(13 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Balance Sheets:
Inventories	$7,540	$8,844	$8,155	$7,323	$3,492
Current deferred taxes	(2,896)	(3,396)	(3,132)	(2,812)	(1,372)
Noncurrent deferred taxes	—	—	—	—	32
Retained earnings	4,644	5,448	5,023	4,511	2,152

Statements of Operations:
Cost of sales	615	(1,521)	(832)	(3,831)	(2,924)
Income (loss) from continuing operations	(615)	1,521	832	3,831	2,924
Provision (benefit) for income taxes	(236)	584	320	1,472	1,122
Net income (loss)	(379)	937	512	2,359	1,802
Per share of common stock:
(basic and diluted)
Net loss per share	(.01)	.02	.01	.05	.03

Cash Flow Statements:
Net income (loss)	(379)	937	512	2,359	1,802
Change in inventories	615	(1,521)	(832)	(3,831)	(2,924)
Deferred income tax	(236)	584	320	1,472	1,122
Net cash provided by operating activities	—	—	—	—	—

Note: The disclosure is selective in nature and only addresses the specific accounting impact from the change in inventory accounting methods. The disclosure does not address other potential effects (whether financial or operational) that could have impacted the Company’s results of operations or financial position if the Company had elected to remain on the LIFO accounting method for inventories during the thirteen weeks ended September 23, 2007.

As a result of the accounting change, retained earnings as of June 24, 2007 increased $5.0 million from $265.8 million, as originally reported using the LIFO method for certain inventories, to $270.8 million using the FIFO method.

3.	Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	September 23,	June 24,
	2007	2007
Payroll and fringe benefits	$8,671	$8,256
Severance	4,443	877
Interest	8,309	2,849
Utilities	5,121	4,324
Restructuring	6,525	5,685
Retiree benefits	2,472	2,470
Property taxes	2,415	1,514
Other	2,301	2,303

	$40,257	$28,278

4.	Income Taxes

The Company’s income tax benefit for the quarter ended September 23, 2007 resulted in an effective tax rate of (43.1)% compared to the quarter ended September 24, 2006 which resulted in an effective tax rate of (5.2)%. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 23, 2007 were a net decrease in the valuation allowance and state income tax benefit. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 24, 2006 were nondeductible statutory stock option expense, losses from certain foreign operations taxed at a lower effective rate, and an increase in the valuation allowance for North Carolina income tax credit carryforwards.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against its deferred tax assets relating primarily to North Carolina income tax credit carryforwards and capital losses. The valuation allowance decreased $5.1 million in the quarter ended September 23, 2007 compared to a $0.5 million increase in the quarter ended September 24, 2006. The decrease in the valuation allowance for the quarter ended September 23, 2007 was primarily due to derecognizing unrealized tax benefits with respect to North Carolina income tax credit carryforwards and the reduction in estimated capital losses related to certain fixed assets.

On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. There was a $0.2 million cumulative adjustment to retained earnings upon adoption of FIN 48.

The Company had unrecognized tax benefits of $4.5 million as of the June 25, 2007 adoption date. Of the total, $0.4 million represents amounts that, if recognized, would favorably affect the effective income tax rate in any future period, and $1.5 million represents North Carolina income tax credit carryforwards that will expire if not utilized within twelve months.

The Company has elected upon adoption of FIN 48 to classify interest and penalties recognized in accordance with FIN 48 as income tax expense. The Company had $0.1 million in accrued interest and no penalties related to uncertain tax positions as of June 25, 2007.

There was no change in the amount of unrecognized tax benefits or related interest and penalties during the quarter ended September 23, 2007.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2007, for non-U.S. income taxes for tax years 2000 through 2007, and for state and local income taxes for fiscal years 2001 through 2007. The Company has been contacted regarding an examination of its U.S. federal income tax return for fiscal year 2006.

5.	Comprehensive Income (Loss)

Comprehensive loss amounted to $5.7 million for the first quarter of fiscal year 2008 compared to comprehensive loss of $9.8 million for the first quarter of fiscal year 2007. Comprehensive loss is comprised of $9.2 million of net losses for the first quarter of fiscal year 2008 and $3.5 million of foreign translation gains. Comparatively, comprehensive loss for the corresponding period in the prior year was comprised of $10.1 million of net losses and $0.3 million of foreign translation gains. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for measuring the fair value of assets and liabilities and is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the provisions of SFAS No. 157 and has not determined the impact it will have on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financials Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement permits entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the provisions of SFAS No. 159 and has not determined if it will make any elections for fair value reporting of its assets.

7.	Segment Disclosures

The following is the Company’s selected segment information for the quarters ended September 23, 2007 and September 24, 2006 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended September 23, 2007:
Net sales to external customers	$129,377	$41,159	$170,536
Intersegment net sales	2,528	964	3,492
Depreciation and amortization	6,610	3,292	9,902
Segment operating profit (loss)	(7,391)	765	(6,626)
Total assets	410,520	110,817	521,337

Quarter ended September 24, 2006:
Net sales to external customers	$130,471	$39,473	$169,944
Intersegment net sales	2,429	1,828	4,257
Depreciation and amortization	6,815	3,498	10,313
Segment operating profit (loss)	(901)	173	(728)
Total assets	356,711	129,683	486,394

The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	September 23,	September 24,
	2007	2006
Reconciliation of segment operating loss to net loss from continuing operations before income taxes
Reportable segments operating loss	$(6,626)	$(728)
Provision for bad debts	254	1,610
Interest expense, net	5,886	5,621
Other (income) expense, net	(1,006)	(479)
Equity in (earnings) losses of unconsolidated affiliates	(178)	1,949
Write down of long-lived assets	—	1,200
Write down of investment in unconsolidated affiliate	4,505	—

Loss from continuing operations before income taxes	$(16,087)	$(10,629)

For purposes of internal management reporting, segment operating loss represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. Intersegment sales are recorded at market.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, asset impairments, restructuring charges and certain unallocated selling, general and administrative expenses.

Segment operating loss excluded the provision for bad debts of $0.3 million and $1.6 million for the current and prior year first quarter periods, respectively.

The total assets for the polyester segment decreased from $419.4 million at June 24, 2007 to $410.5 million at September 23, 2007 due primarily to decreases in cash, fixed assets, accounts receivable, and other assets of $7.3 million, $5.3 million, $1.8 million, and $0.7 million, respectively. These decreases were offset by increases in inventory, other current assets, and deferred taxes of $3.4 million, $1.7 million, and $1.1 million, respectively. The total assets for the nylon segment increased from $110.7 million at June 24, 2007 to $110.8 million at September 23, 2007 due primarily to increases in inventory, deferred tax assets, and cash of $3.8 million, $2.6 million, and $0.3 million, respectively. These increases were offset by decreases in accounts receivable, fixed assets, and assets held for sale of $2.3 million, $2.3 million, and $2.0 million, respectively.

8. Stock-Based Compensation

During the fourth quarter of fiscal year 2006, the Board of Directors (“Board”) authorized the issuance of one-hundred fifty-thousand stock options from the 1999 Long-Term Incentive Plan to two newly elected officers of the Company. These stock options granted in fiscal year 2006 vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

In the prior year first quarter, the Board authorized the issuance of approximately 1.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. With the exception of the immediate vesting of three hundred thousand stock options granted to the former Chairman, President and Chief Executive Officer (“CEO”), the remaining stock options vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant. As a result of these grants, the Company incurred $0.1 million and $1.0 million in the first quarters of fiscal years 2008 and 2007, respectively, in stock-based compensation charges which were recorded as selling, general and administrative expense with the offset to additional paid-in-capital.

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

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchase commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Brazilian, and North American currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although up to 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is November 2007 and April 2008, respectively.

The dollar equivalent of these forward currency contracts and their related fair values is detailed below (amounts in thousands):

	September 23,	June 24,
	2007	2007
Foreign currency purchase contracts:
Notional amount	$2,175	$1,778
Fair value	2,205	1,783

Net (gain) loss	$(30)	$(5)

Foreign currency sales contracts:
Notional amount	$355	$397
Fair value	367	400

Net (gain) loss	$12	$3

For the quarters ended September 23, 2007 and September 24, 2006, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.3 million and income of $0.1 million, respectively.

10.	Investments in Unconsolidated Affiliates

The following table represents the Company’s investments in unconsolidated affiliates:

			Percent
Affiliate Name	Date Acquired	Location	Ownership
Yihua Unifi Fibre Company Limited	August 2005	Yizheng, Jiangsu Province,	50%
		People’s Republic of China

Parkdale America, LLC	June 1997	North and South Carolina	34%

Unifi-SANS Technical Fibers, LLC	September 2000	Stoneville, North Carolina	50%

U.N.F. Industries, LLC	September 2000	Migdal Ha – Emek, Israel	50%

Condensed balance sheet information as of September 23, 2007 and income statement information for the quarter ended September 23, 2007 of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

As of
September 23, 2007
Current assets	$181,600
Noncurrent assets	179,703
Current liabilities	70,195
Noncurrent liabilities	10,172
Shareholders’ equity and capital accounts	280,936

For the Quarter Ended
September 23, 2007
Net sales	$161,482
Gross profit	5,205
Loss from operations	(391)
Net loss	(769)
11.	Severance and Restructuring Charges

In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina. The net present value of the remaining lease obligation was $2.6 million at September 23, 2007 and $2.8 million at June 24, 2007. The final settlement on this obligation is due in May, 2008.

On April 26, 2007, the Company announced a plan to consolidate its domestic polyester capacity; and therefore, close a recently acquired manufacturing facility located in Dillon, South Carolina. The Company recorded an assumed liability in purchase accounting of $0.7 million for severance related costs and $2.9 million for unfavorable contracts in the third quarter of fiscal year 2007. Approximately 290 wage employees and 25 salaried employees were affected by this consolidation plan.

During the first quarter of fiscal year 2008, the Company reorganized certain corporate staff and manufacturing support functions to further reduce costs. On August 2, 2007, the Company announced the closure of its Kinston, North Carolina facility which produced POY yarn for both internal consumption and third party sales. Approximately 310 employees including 90 salaried positions and 220 wage positions will ultimately be affected as a result of these reorganization plans. On August 1, 2007, the Company terminated Mr. Brian R. Parke, the former CEO. The Company recorded a severance reserve of $4.3 million, including severance of $0.8 million relating to the closing of the Kinston facility, $2.4 million in connection with the termination of its former CEO, and $1.1 million relating to other corporate staff and manufacturing support. In addition, the Company recorded $1.5 million in contract termination costs relating to the Kinston closure.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the three-months ended September 23, 2007 (amounts in thousands):

	Balance at				Balance at
	June 24, 2007	Charges	Adjustments	Amounts Used	September 23, 2007

Accrued severance	$877	4,348	—	(782)	$4,443

Accrued restructuring	$5,685	1,515	59	(734)	$6,525
12.	Impairment Charges

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

In connection with a review of the fair value of Unifi-SANS Technical Fibers, LLC (“USTF”) during negotiations related to the sale, the Company determined that a review of the carrying value of its investment was necessary. As a result of this review, the Company determined on October 15, 2007 that the carrying value exceeded its fair value. Accordingly, a non-cash impairment charge of $4.5 million was recorded in the first quarter of fiscal year 2008.

During the first quarter of fiscal year 2008, the Company’s Brazilian polyester operation continued the modernization plan for its facilities by abandoning four of its older machines with newer machines purchased from the Company’s domestic polyester division. As a result, the Company recognized a $0.5 million non-cash impairment charge on the older machines.

13.	Assets Held for Sale

As part of its consolidation effort, the Company continues to hold for sale facilities it has closed. As of June 24, 2007, the Company had three manufacturing facilities and one warehouse for sale. On June 25, 2007, the Company sold Plant 5 for $2.1 million which was equal to its net book value less related selling costs.

The following table summarizes by category assets held for sale (amounts in thousands):

	September 23,	June 24,
	2007	2007
Land	$619	$619
Building	4,617	6,605
Leasehold improvements	637	656

	$5,873	$7,880

14.	Long-Term Debt

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

Borrowings under the Amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% for Libor rate revolving loans and prime plus 0.00% to 0.50% for the Prime rate revolving loan. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at September 23, 2007, was 8.25% for the Prime rate revolving loan. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base.

As of September 23, 2007, the Company had three separate Libor rate revolving loans outstanding under the credit facility; a $10.0 million, 7.61%, sixty day loan, a $10.0 million, 7.36% ninety day loan, and a $10.0 million, 7.58%, ninety day loan. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available. As of September 23, 2007, under the terms of the Amended Credit Agreement the Company had remaining availability of $64.8 million.

The Amended Credit Agreement contains affirmative and negative customary covenants for asset based loans that restrict future borrowings and capital spending. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of our capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on our property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. As of September 23, 2007, the Company was in compliance with the loan covenants.

The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0.

On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes which mature on May 15, 2014 (the “2014 notes”). The estimated fair value of the 2014 notes, based on quoted market prices, at September 23, 2007 and June 24, 2007, was approximately $169.3 million and $188.1 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth of November and May of each year.

In accordance with the 2014 notes collateral documents and the indenture, the net proceeds arising from sales of certain property, plant and equipment are required to be deposited into First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of September 23, 2007 and June 24, 2007, the Company had $5.0 million and $4.0 million, respectively, of restricted funds available to purchase additional qualifying assets.

15.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European Division. The manufacturing facilities in Ireland ceased operations on October 31, 2004. The Company is in the process of settling its final obligations at this time.

16.	Contingencies

In February 2007, the Company received notice of a claim from the Employment Security Commission of North Carolina for the underpayment of state unemployment taxes. The Employment Security Commission’s claim is approximately $1.8 million, including interest and penalties. The Company is evaluating the validity of this claim and at this time has not yet determined the extent of any potential liability.

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

On September 28, 2007, the Company completed the sale of its manufacturing facilities located in Staunton, Virginia and Plant 7 located in Madison, North Carolina. The Plant 7 facility was one of three manufacturing facilities remaining in “Assets held for sale” as of September 23, 2007. Net proceeds from these transactions were $3.1 million and $1.5 million, respectively.

On October 4, 2007, the Company announced it entered into a severance agreement which provides for the termination of Mr. William M. Lowe, Jr., the Company’s Vice President, Chief Operating Officer and Chief Financial Officer. Under the terms of the agreement, Mr. Lowe will receive severance of $1.7 million over a three year period.

On October 26, 2007, the Company entered into a contract to sell its investment in USTF and the related manufacturing facility for $11.8 million. The sale is expected to close in the second quarter of fiscal year 2008. See Footnote 12 “Impairment Charges” for further discussion.

18.	Condensed Consolidated Guarantor and Non-Guarantor Financial Statements

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

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Information as of September 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,745	$1,580	$13,534	$—	$33,859
Receivables, net	(1)	74,869	18,528	—	93,396
Inventories	—	111,477	28,108	—	139,585
Deferred income taxes	(1,364)	13,289	1,622	—	13,547
Assets held for sale	—	5,873	—	—	5,873
Restricted cash	—	4,951	—	—	4,951
Other current assets	41	2,012	10,913	—	12,966

Total current assets	17,421	214,051	72,705	—	304,177

Property, plant and equipment	11,847	832,710	71,596	—	916,153
Less accumulated depreciation	(1,912)	(660,822)	(51,507)	—	(714,241)

	9,935	171,888	20,089	—	201,912

Investments in unconsolidated affiliates	—	64,198	23,681	—	87,879
Investments in consolidated subsidiaries	407,858	—	—	(407,858)	—
Intangible assets, net	—	41,579	—	—	41,579
Other noncurrent assets	82,441	(68,351)	6,058	—	20,148

	$517,655	$423,365	$122,533	$(407,858)	$655,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$410	$47,298	$6,127	$—	$53,835
Accrued expenses	8,553	28,664	3,040	—	40,257
Income taxes payable	469	(601)	249	—	117
Current maturities of long-term debt and other current liabilities	1,273	315	10,832	—	12,420

Total current liabilities	10,705	75,676	20,248	—	106,629

Long-term debt and other liabilities	220,000	2,920	7,121	—	230,041
Deferred income taxes	(12,294)	31,016	1,059	—	19,781
Shareholders’/ invested equity	299,244	313,753	94,105	(407,858)	299,244

	$517,655	$423,365	$122,533	$(407,858)	$655,695

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Balance Sheet Information as of June 24, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,808	$1,645	$20,578	$—	$40,031
Receivables, net	(1)	75,521	18,469	—	93,989
Inventories	—	108,945	23,337	—	132,282
Deferred income taxes	(3,206)	11,453	1,676	—	9,923
Assets held for sale	—	7,880	—	—	7,880
Restricted cash	—	4,036	—	—	4,036
Other current assets	—	2,924	9,049	—	11,973

Total current assets	14,601	212,404	73,109	—	300,114

Property, plant and equipment	11,847	832,226	69,071	—	913,144
Less accumulated depreciation	(1,841)	(652,430)	(48,918)	—	(703,189)

	10,006	179,796	20,153	—	209,955

Investments in unconsolidated affiliates	—	68,737	24,433	—	93,170
Investments in consolidated subsidiaries	418,848	—	—	(418,848)	—
Intangible assets, net	—	42,290	—	—	42,290
Other noncurrent assets	78,432	(63,608)	5,600	—	20,424

	$521,887	$439,619	$123,295	$(418,848)	$665,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$512	$54,929	$6,179	$—	$61,620
Accrued expenses	3,040	21,844	3,394	—	28,278
Income taxes payable	42	—	205	—	247
Current maturities of long-term debt and other current liabilities	1,273	318	9,607	—	11,198

Total current liabilities	4,867	77,091	19,385	—	101,343

Long-term debt and other liabilities	226,000	2,882	7,267	—	236,149
Deferred income taxes	(13,934)	36,256	1,185	—	23,507
Shareholders’/ invested equity	304,954	323,390	95,458	(418,848)	304,954

	$521,887	$439,619	$123,295	$(418,848)	$665,953

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended September 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$140,843	$30,174	$(481)	$170,536
Cost of sales	—	133,115	26,913	(485)	159,543
Selling, general and administrative expenses	—	12,800	1,747	(93)	14,454
Provision for bad debts	—	414	(160)	—	254
Interest expense	6,562	154	(4)	—	6,712
Interest income	(152)	—	(674)	—	(826)
Other (income) expense, net	(6,514)	5,301	207	—	(1,006)
Equity in (earnings) losses of unconsolidated affiliates	—	(909)	1,135	(404)	(178)
Equity in subsidiaries	9,208	—	—	(9,208)	—
Write down of long-lived assets	—	—	533	—	533
Write down of investment in unconsolidated affiliate	—	4,505	—	—	4,505
Restructuring charges	—	2,632	—	—	2,632

Income (loss) from continuing operations before income taxes	(9,104)	(17,169)	477	9,709	(16,087)
Provision (benefit) for income taxes	84	(7,533)	518	—	(6,931)

Income (loss) from continuing operations	(9,188)	(9,636)	(41)	9,709	(9,156)
Loss from discontinued operations, net of tax	—	—	(32)	—	(32)

Net income (loss)	$(9,188)	$(9,636)	$(73)	$9,709	$(9,188)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended September 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$139,525	$31,341	$(922)	$169,944
Cost of sales	—	132,966	27,147	(730)	159,383
Selling, general and administrative expenses	—	9,922	1,521	(154)	11,289
Provision for bad debts	—	1,088	522	—	1,610
Interest expense	5,929	136	—	—	6,065
Interest income	(104)	—	(340)	—	(444)
Other (income) expense, net	(4,388)	4,070	(408)	247	(479)
Equity in (earnings) losses of unconsolidated affiliates	—	111	1,982	(144)	1,949
Equity in subsidiaries	6,172	—	—	(6,172)	—
Write down of long-lived assets	—	1,200	—	—	1,200

Income (loss) from continuing operations before income taxes	(7,609)	(9,968)	917	6,031	(10,629)
Provision (benefit) for income taxes	2,507	(4,056)	1,000	—	(549)

Income (loss) from continuing operations	(10,116)	(5,912)	(83)	6,031	(10,080)
Income (loss) from discontinued operations, net of tax	—	—	(36)	—	(36)

Net income (loss)	$(10,116)	$(5,912)	$(119)	$6,031	$(10,116)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Statements of Cash Flows Information for the Fiscal Quarter Ended September 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$1,627	$(1,170)	$(1,675)	$11	$(1,207)

Investing activities:
Capital expenditures	—	(613)	(451)	—	(1,064)
Return of capital in equity affiliates	—	234	—	—	234
Change in restricted cash	—	(915)	—	—	(915)
Proceeds from sale of capital assets	—	2,105	111	—	2,216
Other	3	260	1	—	264

Net cash provided by (used in) investing activities	3	1,071	(339)	—	735

Financing activities:
Payment of long term debt	(6,000)	—	(549)	—	(6,549)
Dividend payment	5,307	—	(5,307)	—	—
Other	—	34	—	—	34

Net cash provided by (used in) financing activities	(693)	34	(5,856)	—	(6,515)

Cash flows of discontinued operations:
Operating cash flow	—	—	(78)	—	(78)

Net cash used in discontinued operations	—	—	(78)	—	(78)

Effect of exchange rate changes on cash and cash equivalents	—	—	904	(11)	893

Net increase (decrease) in cash and cash equivalents	937	(65)	(7,044)	—	(6,172)
Cash and cash equivalents at beginning of period	17,808	1,645	20,578	—	40,031

Cash and cash equivalents at end of period	$18,745	$1,580	$13,534	$—	$33,859

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Statements of Cash Flows Information for the Fiscal Quarter Ended September 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$(9,294)	$8	$4,962	$(28)	$(4,352)

Investing activities:
Capital expenditures	—	(659)	(821)	—	(1,480)
Return of capital in equity affiliates	—	229	—	—	229
Collection of notes receivable	116	612	(600)	(12)	116
Other	—	—	3	—	3

Net cash provided by (used in) investing activities	116	182	(1,418)	(12)	(1,132)

Financing activities:
Other	(127)	(290)	—	—	(417)

Net cash used in financing activities	(127)	(290)	—	—	(417)

Cash flows of discontinued operations:
Operating cash flow	—	—	63	—	63

Net cash provided by discontinued operations	—	—	63	—	63

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	40	37

Net increase (decrease) in cash and cash equivalents	(9,305)	(100)	3,604	—	(5,801)
Cash and cash equivalents at beginning of period	22,992	1,392	10,933	—	35,317

Cash and cash equivalents at end of period	$13,687	$1,292	$14,537	$—	$29,516

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.
Business Overview
The Company is a diversified North American producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. The Company adds value to the supply chain and enhances customer demand for its products through the development and introduction of branded yarns that provide unique performance, comfort, and aesthetic advantages. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and covered spandex products. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, automotive, home furnishings, industrial, and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products.
Polyester Segment. The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, hosiery, home furnishings, automotive, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil and the United States which has the largest operations and number of locations.
Nylon Segment. The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in the United States and Colombia.
Recent Developments and Outlook
Although the global textile and apparel industry continues to grow, the U.S. textile and apparel industry has contracted since 1999, caused primarily by intense foreign competition in finished products on the basis of price which has resulted in over capacity domestically and the closure of many domestic textile and apparel plants or the movement of their operations offshore. In addition, due to consumer preferences, demand for sheer hosiery products has declined in recent years, negatively impacting nylon manufacturers. As a result, the contraction in the North American textile and apparel market continues, and industry experts expect a similar rate of decline in calendar year 2007 as compared to calendar year 2006, and a lower rate of decline after calendar year 2008 as regional manufacturers continue to demand North American manufactured yarn and fabrics due to the duty-free advantage, quick response times, readily available production capacity, and specialized products and North American retailers expressing their need for a balanced procurement strategy with both global and regional producers. Because of these general industry trends, the Company’s net sales, gross profits and net income have been trending downward for the past several years. These challenges continue to impact the U.S. textile and apparel industry, and the Company expects that it will continue to impact the U.S. textile and apparel industry for the foreseeable future. The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings by shifting to more premier value-added products, aggressively negotiating favorable raw material supply agreements, leveraging the free-trade agreements to which the United States is a party and to implement cost saving strategies which will improve its operating efficiencies. The continued viability of the U.S. domestic textile and apparel industry is dependent, to a large extent, on the international trade regulatory environment.

On August 1, 2007, the Company announced that the Board of Directors terminated Mr. Brian Parke as the Chairman, President and Chief Executive Officer (“CEO”) of the Company. Mr. Parke had been President of the Company since 1999, Chief Executive Officer since 2000 and Chairman since 2004. Mr. Parke agreed to continue to serve on a part-time, consulting basis as the Vice Chairman of the Company’s Chinese joint venture in order to ensure a smooth transition. The Company also announced that the Board of Directors appointed Mr. Stephen Wener as the Company’s new Chairman and “acting” CEO. In addition, there were several changes to its Board of Directors, including six directors’ resignations, including Mr. Parke, and the appointment of two new directors, Mr. G. Alfred Webster and Mr. George R. Perkins, Jr.
On September 26, 2007, the Company announced that the Board of Directors elected Mr. William L. Jasper as the Company’s CEO. In addition, Mr. R. Roger Berrier was elected Executive Vice President of Sales, Marketing, and Asian Operations. Mr. Berrier assumed responsibility for all marketing, sales, and customer service functions as well as the Company’s joint venture in China. Mr. Ronald L. Smith was named Vice President of Finance and Treasurer. On the same day, Mr. Jasper and Mr. Berrier were also appointed to the Company’s Board of Directors. In connection with the appointments, Mr. Stephen Wener stepped down as the Company’s “acting” CEO, but will remain as the Chairman of the Board of Directors. On October 4, 2007, the Company announced that Mr. Ronald L. Smith was elected as its Chief Financial Officer replacing Mr. William M. Lowe, Jr. whose employment terminated with the Company on October 1, 2007.
The Company and its new management team will continue to focus on the following areas:
•
To continue to improve the domestic operations to become profitable using a rigorous planning process and aggressive execution strategies. The Company will also continue to look at growth opportunities throughout the regional supply chain for related consolidation opportunities.

•
To improve the business in the Company’s joint venture in China and position it for growth. China’s domestic demand for polyester yarns is increasing at an annual rate of 8% and the specialty yarn market is growing at an annual rate of 10%.

•	Developing a vision and strategy to achieve sustainable growth and create shareholder value.
As part of this strategy, on October 4, 2007 the Company ceased manufacturing at its POY facility in Kinston, North Carolina. The Company is also solidifying strategic relationships with its POY suppliers to ensure a source of raw materials on a more competitive basis.
On October 26, 2007 the Company entered into a contract to sell its investment in USTF and the related manufacturing facility for $11.8 million. The sale is expected to close in the second quarter of fiscal year 2008.
On September 28, 2007 the Company completed the sale of its manufacturing facilities located in Staunton, Virginia and Plant 7 located in Madison, North Carolina. The Plant 7 facility was one of three manufacturing facilities remaining in “Assets held for sale” as of September 23, 2007. Net proceeds from these transactions were $3.1 million and $1.5 million, respectively.
Key Performance Indicators
The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume, which is an indicator of demand;

•	margins, which are indicators of product mix and profitability;

•
net income or loss before interest, taxes, depreciation and amortization and income or loss from discontinued operations otherwise known as Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), which is an indicator of its ability to pay debt; and

•	working capital of each business unit as a percentage of sales, which is an indicator of production efficiency and ability to manage its inventory and receivables.
Corporate Restructuring
In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of the facility in Altamahaw, North Carolina. The net present value of the remaining lease obligation was $2.6 million at September 23, 2007 and $2.8 million at June 24, 2007. The final on this obligation is due in May, 2008.
On April 26, 2007, the Company announced a plan to consolidate its domestic polyester capacity; and therefore, close a recently acquired manufacturing facility located in Dillon, South Carolina. The Company recorded an assumed liability in purchase accounting of $0.7 million for severance related costs and $2.9 million for unfavorable contracts in the third quarter of fiscal year 2007. Approximately 290 wage employees and 25 salaried employees were affected by this consolidation plan.
On August 2, 2007, the Company announced that it will close its Kinston, North Carolina facility. The Kinston facility produces partially oriented yarn (“POY”) for both internal consumption and third party sales. In the future, the Company will purchase most of its commodity POY needs from external suppliers for conversion in its texturing operations. The Company will continue to produce POY at its Yadkinville, North Carolina facility for its specialty and premium value yarns and certain commodity yarns. On October 4, 2007, the Company ceased manufacturing at the Kinston location. During the first quarter of fiscal year 2008, the Company reorganized certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded a severance reserve of $4.3 million, including of $0.8 million relating to the Kinston closing, $2.4 million in connection with the termination of its former CEO, and $1.1 million relating to other corporate staff and manufacturing support. In addition, the Company recorded $1.5 million in contract termination costs relating to the Kinston closure.
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the quarter ended September 23, 2007 (amounts in thousands):

	Balance at				Balance at
	June 24, 2007	Charges	Adjustments	Amounts Used	September 23, 2007

Accrued severance	$877	4,348	—	(782)	$4,443

Accrued restructuring	$5,685	1,515	59	(734)	$6,525
Joint Ventures and Other Equity Investments
In August 2005, the Company formed Yihua Unifi Fibre Company Limited (“YUFI”), a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”), to manufacture, process, and market commodity and specialty polyester filament yarn in YCFC’s facilities in China. YCFC is a publicly traded (listed in Shanghai and Hong Kong) enterprise with approximately $1.3 billion in annual sales. The principal goal of YUFI is to supply premier value-added products to the Chinese market, which currently imports a large portion of such products. The Company has granted YUFI an exclusive, non-transferable license to certain of its branded product technology (including Mynx®, Sorbtek®, Reflexx®, and dye springs ) in China for a license fee of $6.0 million over a four year period, this year’s portion of which is reflected in Other (income)

expense, net and net (earnings) losses from unconsolidated equity affiliates results. The Company also records revenues from the joint venture in connection with a technology, licensing and support agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. For the quarters ended September 23, 2007 and September 24, 2006, the Company received $0.6 million and $0.4 million, respectively, in revenues from the agreement. For the quarter ended September 23, 2007, the Company recognized equity losses relating to YUFI of $0.8 million which is reported net of technology and license fee income. For the quarter ended September 24, 2006, the Company recognized net equity losses of $1.5 million. In addition, the Company recognized $0.8 million and $1.1 million in operating expenses for the first quarter of fiscal years 2008 and 2007, respectively, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations. These expenses are directly related to providing technological support in accordance with the joint venture contract.
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina and South Carolina. The Company determined that the $137.0 million carrying value of the Company’s investment in PAL exceeded its fair value resulting in a non-cash impairment charge of $84.7 million in the fourth quarter fiscal year ended June 24, 2007. During the first quarter ended September 23, 2007, the Company had equity earnings relating to PAL of $0.5 million compared to equity losses of $0.3 million for the corresponding period in the prior year. The Company received distributions of $0.7 million and $0.2 million in the first quarter of fiscal years 2008 and 2007, respectively.
In September 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture (UNIFI-SANS Technical Fibers, LLC or “USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina which is owned by the Company. The Company receives annual rental income of $0.3 million from USTF for the use of the facility. Unifi manages the day-to-day production and shipping of the LDI produced in North Carolina and SANS Fibres handles technical support and sales. Sales from this entity are primarily to customers in the Americas. The Company had a put right under the USTF operating agreement to sell its entire interest in the joint venture at fair market value and to sell the related Stoneville, North Carolina manufacturing facility for $3.0 million in cash to the joint venture. Under the terms of the agreement, after December 31, 2006, the Company could give one year’s prior written notice of its election to exercise the put right. On January 2, 2007, the Company notified SANS Fibres that it was exercising its put right to sell its interest in the joint venture.
On October 26, 2007, the Company negotiated a purchase price of $11.8 million with Sans Fibers of South Africa. This purchase price includes $3.0 million for a manufacturing facility that the Company leased to the joint venture which had a net book value of $2.1 million. The remaining $8.8 million will be allocated to the Company’s equity investment in the joint venture which resulted in the Company recording a non-cash impairment charge of $4.5 million in the first quarter of fiscal year 2008. The sale is expected to close in the second quarter of fiscal year 2008.
In September 2000, the Company and Nilit Ltd formed U.N.F. Industries Ltd (“UNF”), a 50/50 joint venture to produce nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel, and the joint venture is the Company’s primary source of nylon POY for its texturing and covering operations. The Company has entered into a supply agreement, on customary terms, with UNF which expires in 2008 pursuant to which the Company has agreed to purchase from UNF all of the nylon POY produced from three dedicated production lines at a rate determined by market prices, subject to certain adjustments for market downturns. This vertical integration allows the Company to realize advantageous raw material pricing in its domestic nylon operations. In addition, UNF negotiated favorable volume rebates for the purchase of raw materials from Nilit Ltd which should allow the joint venture to improve its profitability. In July 2007, the Steering Committee of UNF agreed to a program to increase volumes and the utilization of the extruders and thereby improve the profitability of the joint venture going forward.
Condensed balance sheet information as of September 23, 2007, and income statement information for the quarter ended September 23, 2007, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

As of
September 23, 2007
Current assets	$181,600
Noncurrent assets	179,703
Current liabilities	70,195
Noncurrent liabilities	10,172
Shareholders’ equity and capital accounts	280,936

For the Quarter Ended
September 23, 2007
Net sales	$161,482
Gross profit	5,205
Loss from operations	(391)
Net loss	(769)

Review of First Quarter Fiscal Year 2008 compared to First Quarter Fiscal Year 2007.
The following table sets forth the components of loss from continuing operations for each of the Company’s business segments for the first fiscal quarters ended September 23, 2007 and September 24, 2006, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior periods (amounts in thousands, except percentages):

	For the Quarters Ended
	September 23, 2007		September 24, 2006
		% to Total		% to Total	% Change
Net sales
Polyester	$129,377	75.9	$130,471	76.8	(0.8)
Nylon	41,159	24.1	39,473	23.2	4.3

Total	$170,536	100.0	$169,944	100.0	0.3

		% to Sales		% to Sales
Gross profit
Polyester	$7,889	4.6	$7,918	4.6	(0.4)
Nylon	3,104	1.8	2,643	1.6	17.4

Total	10,993	6.4	10,561	6.2	4.1

Selling, general and administrative expenses
Polyester	12,333	7.2	8,819	5.2	39.8
Nylon	2,121	1.3	2,470	1.5	(14.1)

Total	14,454	8.5	11,289	6.7	28.0

Write down of long-lived assets and investment in equity affiliate
Polyester	533	0.3	—	—	—
Nylon	—	—	—	—	—
Corporate	4,505	2.6	1,200	0.7	275.4

Total	5,038	2.9	1,200	0.7	319.8

Restructuring charges
Polyester	2,414	1.4	—	—	—
Nylon	218	0.1	—	—	—

Total	2,632	1.5	—	—	—

Other (income) expense, net	4,956	2.9	8,701	5.1	(43.0)

Loss from continuing operations before income taxes	(16,087)	(9.4)	(10,629)	(6.3)	51.4
Benefit for income taxes	(6,931)	(4.0)	(549)	(0.3)	1,162.5

Loss from continuing operations	(9,156)	(5.4)	(10,080)	(6.0)	(9.2)
Loss from discontinued operations, net of tax	(32)	—	(36)	—	(11.1)

Net loss	$(9,188)	(5.4)	$(10,116)	(6.0)	9.2

As reflected in the tables above, consolidated net sales from continuing operations increased from $169.9 million to $170.5 million which was attributable to an increase in the nylon segment for the first quarter of fiscal year 2008. Consolidated unit volume decreased 7.1% for the first quarter of fiscal year 2008, while average net selling prices increased 7.4% for the same period. Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations was $11.0 million for the quarter ended September 23, 2007 compared to $10.6 million for the quarter ended September 24, 2006 an increase of 4.1% and increased 0.2% as a percentage of net sales. Although unit volume in the first quarter of fiscal year 2008 was down compared to the prior year first quarter, gross profit on a per-pound basis improved 12.0%. The increase in gross profit for the quarter was primarily due to cost reductions, manufacturing efficiencies and improved sales pricing in the current quarter.
Consolidated selling, general and administrative expenses (“SG&A”) increased $3.2 million or 28.0% for the first quarter of fiscal year 2008 as compared to the prior year first quarter and as a percentage of sales increased 1.9% when compared to the same periods, respectively. The increase in SG&A for the quarter was primarily a result of $2.5 million in severance costs, $1.2 million in deposit write-offs, $1.1 million in Dillon acquisition related amortization and service fees, and $0.6 million in salary and fringe benefits, professional fees, and internal developer costs offset by decreases of $2.1 million in stock-based compensation and deferred compensation charges and $0.2 million in depreciation expenses. SG&A related to the Company’s foreign operations remained consistent with the prior year quarter amounts.
On October 26, 2006, the Company announced its intent to sell a manufacturing facility that the Company has been leasing to a tenant since 1999. As a result of its decision, the Company performed an impairment review and recorded a $1.2 million impairment charge in the first quarter of fiscal year 2007. For further discussion, refer to the “Corporate” section below.
Other (income) expense, net includes equity in (earnings) losses of unconsolidated affiliates, interest expense, interest income, and bad debt expense. The decrease in net expense in the first quarter of fiscal year 2008 as compared to the same quarter in the prior year was primarily attributable to increased income of unconsolidated affiliates of $2.1 million, decreased bad debt expense of $1.4 million, increased other miscellaneous net income of $0.5 million, and increased interest income of $0.4 million offset by increased interest expense of $0.6 million. The primary increase in other (income) expense relates to $0.8 million in proceeds from the sale of nitrogen discharge credits which were associated with the Kinston operation.
The loss from continuing operations before income taxes increased in the first quarter of fiscal year 2008 to $16.1 million as compared to the $10.6 million recorded in the prior year quarter primarily due to the write down of the unconsolidated equity affiliates of $4.5 million, increased SG&A expenses of $3.2 million, restructuring charges of $2.6 million offset by other (income) expense of $3.7 million, asset impairment charges of $0.7 million and increased gross profit of $0.4 million.
The Company’s income tax benefit for the quarter ended September 23, 2007 resulted in an effective tax rate of (43.1)% compared to the quarter ended September 24, 2006 which resulted in an effective tax rate of (5.2)%. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 23, 2007 were a decrease in the valuation allowance for certain asset impairments and state income tax benefit. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 24, 2006 were nondeductible statutory stock option expense, losses from certain foreign operations taxed at a lower effective rate, and an increase in the valuation allowance for North Carolina income tax credit carryforwards.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against its deferred tax assets relating primarily to North Carolina income tax credit carryforwards and capital losses. The valuation allowance decreased $5.1 million in the quarter ended September 23, 2007 compared to a $0.5 million increase in the quarter ended September 24, 2006. The net decrease in the valuation allowance for the quarter ended September 23, 2007 consisted of a $4.1 million decrease for derecognition of unrealized tax benefits with respect to North Carolina income tax credit carryforwards, a $2.0 million decrease for a reduction in estimated capital losses related to certain fixed assets, offset by a $0.6 million increase for lower estimates of future utilization of state net operating loss carryovers, and a $0.4 million increase for the offset of deductible temporary differences related to stock–based compensation.
On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). There was a $0.2 million cumulative adjustment to retained earnings upon adoption of FIN 48.
The loss from discontinued operations for the first quarter of fiscal years 2008 and 2007 was primarily due to wind up activities associated with the Ireland facility and currency translation adjustments related to all foreign discontinued operations.
Polyester Operations
Polyester unit volume decreased 7.5% for the quarter ended September 23, 2007, while average net selling prices increased 6.7% compared to the first quarter of fiscal year 2007. The decrease in volume for the first quarter of fiscal year 2008 as compared to the same period in the prior year was primarily due to the continued decline in domestic market demand. In addition, sales volume is inclusive of the volume the Company acquired with the purchase of the assets of Dillon Yarn Corporation in January, 2007 of which the Company has retained more than 90% of the sales volume as of that date.
Sales in local currency for the Brazilian operation decreased 12.0% for the first quarter of fiscal year 2008 compared to the prior year quarter due to a decrease in average selling prices of 2.6% and a decrease in unit volumes of 9.6%. The movement in currency exchange rates from the prior year to the current year positively impacted the first quarter of fiscal year 2008 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the current quarter were $2.7 million higher than what sales would have been using prior year currency rates.
Gross profit for the polyester segment in the first quarter remained relatively unchanged from the same prior year period in spite of severance charges of $0.8 million related to the closure of the Kinston facility which negatively impacted gross profits of the polyester segment.
SG&A expenses for the first quarter of fiscal year 2008 were $12.3 million compared to $8.8 million in the same quarter in the prior year. The increase in SG&A expenses for the polyester segment relates primarily to allocated severance expenses of $3.5 million, $0.9 million in amortization expenses and $0.3 million in sales and service fees related to the acquisition of the Dillon, South Carolina facility as discussed above in the consolidated SG&A section, offset by $1.7 million for decreased deferred compensation charges and $0.6 million decrease in other expenses.
During the first quarter of fiscal year 2008, the Company’s Brazilian polyester operation continued the modernization of its facilities by replacing four of its older machines with newer, more efficient machines. As a result, the Company recognized a $0.5 million impairment charge on the older machines.
Nylon Operations
Nylon segment volume for the first quarter of fiscal year 2008 decreased 3.2% when compared to the corresponding prior year quarter. Average selling prices increased 7.5% for the first quarter, relative to prior year first quarter. Net sales for the nylon segment for the first quarter of fiscal year 2008 increased 4.3% as compared to the same quarter in the prior year. The increase in net sales for the first quarter of fiscal year 2008 as compared to the prior year period was primarily due to greater sales of higher priced covering products.

Gross profit for the nylon segment increased $0.5 million to $3.1 million compared to the prior year first quarter which also relates to the sales of higher priced covered products which have better conversion margins.
SG&A expenses allocated to the nylon segment decreased $0.3 million to $2.1 million for the first quarter of fiscal year 2008 compared to the prior year first quarter. SG&A expenses as a percentage of nylon net sales were 5.2% for the first quarter of fiscal year 2008 compared to 6.3% for the first quarter of the prior year. The decrease in SG&A expenses for the nylon segment relates primarily to a reduced allocation percentage of SG&A expense attributable to cost drivers of the polyester and nylon mix.
Corporate
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”), and as a result, recognized $1.1 million in deferred compensation charges. This Plan, which replaced a similar retirement plan, was established for the purpose of providing supplemental retirement benefits for a select group of management employees. In the first quarter of fiscal year 2008, the Company recognized $30 thousand in deferred compensation charges.
On October 26, 2006, the Company announced its intent to sell a manufacturing facility that the Company has leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company evaluated the recoverability of the long-lived asset and determined that the carrying amount of the property exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $1.2 million during the first quarter of fiscal year 2007, which included $0.1 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs.
On April 19, 2006, the Board authorized the issuance of one hundred fifty thousand stock options, and on July 26, 2006, the Board authorized the issuance of an additional 1.1 million stock options to certain key employees from the 1999 Long-Term Incentive Plan. The total non-cash charges over the vesting term of the stock options equates to $2.0 million of which $1.0 million was charged as stock-based compensation during the quarter ended September 24, 2006 and $0.1 million was charged as stock-based compensation during the quarter ended September 24, 2007. With the exception of the immediate vesting of three hundred thousand stock options granted to the former CEO in the September 24, 2006 quarter, the remaining options vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of grant and the final one-third on the second anniversary of grant. The stock-based compensation charges were recorded as selling, general and administrative expense with the offset to additional paid-in-capital.
On October 26, 2007, the Company entered into an agreement to sell of its interest in USTF to Sans Fibers of South Africa for $11.8 million after exercising its put right under the terms of the joint venture operating agreement. The purchase price included $3.0 million for a manufacturing facility that the Company was leasing to the joint venture which had a net book value of $2.1 million. The remaining $8.8 million was allocated to the Company’s equity in the joint venture resulted in the Company recording a non-cash impairment charge of $4.5 million in the first quarter of fiscal year 2008. The sale is expected to close sometime before the end of the second quarter of fiscal year 2008.

Liquidity and Capital Resources
Cash Used In Continuing Operations
Cash used in continuing operations was $1.2 million for the quarter ended September 23, 2007 compared to cash used in continuing operations of $4.4 million for the corresponding period of the prior year. The primary reason for the $3.2 million decrease in cash used in operating activities relates to decreases in changes in working capital, increases in write down of investment in unconsolidated affiliate, increases in restructuring charges, decrease in net loss, and increases in amortization of $6.5 million, $4.5 million, $2.6 million, $0.9 million, and $0.9 million, respectively offset by decreases in deferred income taxes, earnings (losses) from equity affiliates, depreciation, bad debt expense, stock-based compensation, write down of long-lived assets, and other items of $5.5 million, $1.7 million, $1.5 million, $1.4 million, $0.9 million, $0.6 million, and $0.6 million, respectively. All working capital changes have been adjusted to exclude currency translation effects.
During the first quarter of fiscal year 2008, the Company incurred $4.3 million in severance related charges and $1.5 million in contract termination charges relating to corporate reorganizations and plant closures. The Company expects additional severance charges of $2.1 million in the second quarter and $0.1 million in the third and fourth quarters of fiscal year 2008 related to the exit of its former Chief Financial Officer and the Kinston closure. The Company expects to make severance related cash payments of $3.6 million during the remaining three quarters of fiscal year 2008.
The Company ended the first quarter of fiscal year 2008 with working capital of $197.5 million compared to working capital at June 24, 2007 of $198.8 million. The current ratio decreased from 3.0 as of June 24, 2007 to 2.9 as of September 23, 2007.
Cash Used In Investing and Financing Activities
The Company provided $0.7 million for net investing activities and used $6.5 million in net financing activities during the quarter ended September 23, 2007. The primary cash expenditures for investing and financing activities during this period included $6.0 million for payment of long-term debt, $1.1 million for capital expenditures, $0.8 million for other financing activities offset by the proceeds from the sale of capital assets of $2.2 million and return of capital from equity affiliates of $0.2 million.
The Company estimates its fiscal year 2008 capital expenditures will be within a range of $10.0 million to $12.0 million. The Company has restricted cash accounts reserved for First Priority Collateral in accordance its long-term borrowing agreement. As of September 23, 2007, the Company had $5.0 million in restricted cash funds available for additional qualifying assets. The Company expects to receive an additional $8.7 million in proceeds from the sale of properties which in total will exceed its projected domestic capital expense budget for fiscal year 2008. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.
The Company believes that cash generated by operations, together with access to its amended revolving credit agreement (the “Amended Credit Agreement”) as described below, will be sufficient to meet all operating and capital needs in the foreseeable future.

Long-Term Debt
In May 2006, the Company amended its asset-based revolving credit facility with the Amended Credit Agreement to provide a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity from 2006 to 2011, and to revise some of its other terms and covenants. The Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.
Borrowings under the Amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at September 23, 2007, was 8.25%. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base.
As of September 23, 2007, the Company had three separate Libor rate revolving loans outstanding under the credit facility; a $10.0 million, 7.61%, sixty day loan, a $10.0 million, 7.36% ninety day loan, and a $10.0 million, 7.58%, ninety day loan. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available. As of September 23, 2007, under the terms of the Amended Credit Agreement the Company had remaining availability of $64.8 million.
The Amended Credit Agreement contains affirmative and negative customary covenants for asset based loans that restrict future borrowings and capital spending. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of our capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on our property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. As of September 23, 2007, the Company was in compliance with the loan covenants.
The Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, include a required minimum fixed charge coverage ratio of 1.1 to 1.0.
On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes which mature on May 15, 2014 (the “2014 notes”). The estimated fair value of the 2014 notes, based on quoted market prices, at September 23, 2007 and June 24, 2007, was approximately $169.3 million and $188.1 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth of November and May each year.

In accordance with the 2014 notes collateral documents and the indenture, the net proceeds of sales of the First Priority Collateral are required to be deposited into First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of September 23, 2007 and June 24, 2007, the Company had $5.0 million and $4.0 million, respectively, of restricted funds available to purchase additional qualifying assets.
Recent Accounting Pronouncements
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
Currency Exchange Rate Risk: The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchase commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, Brazilian, and North American currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions.
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is November 2007 and April 2008, respectively.
The dollar equivalent of these forward currency contracts and their related fair values is detailed below (amounts in thousands):

	September 23,	June 24,
	2007	2007
Foreign currency purchase contracts:
Notional amount	$2,175	$1,778
Fair value	2,205	1,783

Net (gain) loss	$(30)	$(5)

Foreign currency sales contracts:
Notional amount	$355	$397
Fair value	367	400

Net (gain) loss	$12	$3

For the quarters ended September 23, 2007 and September 24, 2006, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.3 million and income of $0.1 million, respectively.
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

Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 23, 2007.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 24, 2007. Those risk factors could materially affect the Company’s business, financial condition and future results and should be carefully considered. Additional risks and uncertainties not currently known to management or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended September 23, 2007:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
06/25/07 – 7/24/07	—	—	—	6,807,241

7/25/07 – 8/24/07	—	—	—	6,807,241

8/25/07 – 9/23/07	—	—	—	6,807,241

Total	—	—	—

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

Item 6. Exhibits
10.1
*Severance Agreement, executed September 10, 2007, by and between the Company and Benny L. Holder (incorporated by reference from Exhibit 10.1 to the Company’s current report Form 8-K dated September 10, 2007.)

10.2
*Severance Agreement, executed October 4, 2007, by and between the Company and William L. Lowe, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s current report Form 8-K dated October 4, 2007.)

18.1	Letter Regarding Change in Accounting Principles.

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan

UNIFI, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.

Date: November 2, 2007	/s/ RONALD L. SMITH

Ronald L. Smith
Vice President and Chief Financial Officer