Form 10-Q
period 2007-12-23
UNIFI INC
filed 2008-02-01
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2007
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
Registrant’s telephone number, including area code: (336) 294-4410
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of January 31, 2008 was 60,588,900.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended December 23, 2007

Part. 1 Financial Information
Item. 1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets

	December 23,	June 24,
	2007	2007
	(Unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,775	$40,031
Receivables, net	99,258	93,989
Inventories	121,080	132,282
Deferred income taxes	1,946	9,923
Assets held for sale	3,652	7,880
Restricted cash	18,846	4,036
Other current assets	12,691	11,973

Total current assets	283,248	300,114

Property, plant and equipment	885,954	913,144
Less accumulated depreciation	(696,510)	(703,189)

	189,444	209,955

Investments in unconsolidated affiliates	79,043	93,170
Intangible assets, net	40,708	42,290
Other noncurrent assets	20,183	20,424

Total assets	$612,626	$665,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,099	$61,620
Accrued expenses	29,684	28,278
Income taxes payable	704	247
Current maturities of long-term debt and other current liabilities	12,085	11,198

Total current liabilities	89,572	101,343

Long-term debt and other liabilities	227,122	236,149
Deferred income taxes	985	23,507
Commitments and contingencies Shareholders’ equity:
Common stock	6,059	6,054
Capital in excess of par value	24,238	23,723
Retained earnings (Note 2)	253,711	270,800
Accumulated other comprehensive income	10,939	4,377

	294,947	304,954

Total liabilities and shareholders’ equity	$612,626	$665,953

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended		For the Six-Months Ended
	Dec. 23,	Dec. 24,	Dec. 23,	Dec. 24,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)

Net sales	$183,369	$156,895	$353,905	$326,839
Cost of sales	175,049	157,010	334,592	316,393
Selling, general & administrative expenses	12,008	10,388	26,462	21,677
Provision (recovery) for bad debts	(189)	(1,012)	65	598
Interest expense	6,578	6,111	13,290	12,176
Interest income	(754)	(1,066)	(1,580)	(1,510)
Other (income) expense, net	(2,184)	236	(3,190)	(243)
Equity in (earnings) losses of unconsolidated affiliates	21	2,876	(157)	4,825
Restructuring charges	4,205	—	6,837	—
Write down of long-lived assets	2,247	2,002	2,780	3,202
Write down of investment in unconsolidated affiliate	—	—	4,505	—

Loss from continuing operations before income taxes	(13,612)	(19,650)	(29,699)	(30,279)
Benefit from income taxes	(5,757)	(1,590)	(12,688)	(2,139)

Loss from continuing operations	(7,855)	(18,060)	(17,011)	(28,140)
Income (loss) from discontinued operations — net of tax	109	(167)	77	(203)

Net loss	$(7,746)	$(18,227)	$(16,934)	$(28,343)

Losses per common share (basic and diluted):
Net loss — continuing operations	$(.13)	$(.35)	$(.28)	$(.54)
Net loss — discontinued operations	—	—	—	—

Net loss — basic and diluted	$(.13)	$(.35)	$(.28)	$(.54)

Weighted average outstanding shares of common stock (basic and diluted)	60,553	52,198	60,545	52,198
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Six-Months Ended
	December 23,	December 24,
	2007	2006
Cash and cash equivalents at beginning of year	$40,031	$35,317
Operating activities:
Net loss	(16,934)	(28,343)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
(Income) loss from discontinued operations	(77)	203
Net (earnings) losses of unconsolidated equity affiliates, net of distributions	303	4,825
Depreciation	18,850	21,449
Amortization	2,324	557
Stock-based compensation	565	1,238
Net (gain) loss on asset sales	(1,413)	241
Non-cash write down of long-lived assets	2,780	3,202
Non-cash write down of investment in unconsolidated affiliate	4,505	—
Non-cash portion of restructuring charges	6,837	—
Deferred income tax	(14,699)	(2,411)
Provision for bad debt	65	598
Other	(568)	20
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(8,124)	2,571

Net cash provided by (used in) continuing operating activities	(5,586)	4,150

Investing activities:
Capital expenditures	(3,827)	(3,341)
Acquisition	—	(393)
Proceeds from sale of equity affiliate	8,750	—
Change in restricted cash	(14,810)	—
Collection of notes receivable	267	734
Proceeds from sale of capital assets	10,560	30
Return of capital from equity affiliates	234	229
Other	—	(528)

Net cash provided by (used in) investing activities	1,174	(3,269)

Financing activities:
Payment of long-term debt	(11,000)	(290)
Other	(708)	(309)

Net cash used in financing activities	(11,708)	(599)

Cash flows of discontinued operations:
Operating cash flow	(201)	(50)

Net cash used in discontinued operations	(201)	(50)
Effect of exchange rate changes on cash and cash equivalents	2,065	63

Net increase (decrease) in cash and cash equivalents	(14,256)	295

Cash and cash equivalents at end of period	$25,775	$35,612

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Condensed Consolidated Balance Sheet at June 24, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 24, 2007, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 23, 2007, and the results of operations and cash flows for the periods ended December 23, 2007 and December 24, 2006. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 24, 2007. Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 62 to 68 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007.

2.	Inventories

For a discussion of the Company’s significant accounting policies, see “Note 1 Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Company’s Form 10-K for the fiscal year ended June 24, 2007. As of the date hereof, there has been no significant developments with respect to significant accounting policies since June 24, 2007, other than the following:

Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method.

Inventories are comprised of the following (amounts in thousands):

	December 23,	June 24,
	2007	2007

Raw materials and supplies	$51,997	$49,690
Work in process	5,708	8,171
Finished goods	63,375	74,421

	$121,080	$132,282

On June 25, 2007, the Company changed its method of accounting for certain inventories from last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company applied this change in method of inventory costing by retrospective application to the prior years’ financial statements. The Company believes the change is preferable because the FIFO inventory method is predominantly used in the industry in which the Company operates; and therefore, the change will make the comparison of results among these companies more consistent. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because it reflects more recent costs in the balance sheet. Moreover, the change also conforms all of the Company’s raw material, work-in-process and finished goods inventories to a single costing method.

The impact of the change in method of accounting on certain financial statement line items is as follows (amounts in thousands, except per share data):

	December 23,	December 24,	December 23,	December 24,
	2007	2006	2007	2006	June 24, 2007	June 25, 2006	June 26, 2005
Increase / (Decrease)	(13 Weeks)	(13 Weeks)	(26 Weeks)	(26 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Balance Sheets:
Inventories	$6,546	$6,109	$6,546	$6,109	$8,155	$7,323	$3,492
Current deferred taxes	(2,514)	(2,346)	(2,514)	(2,346)	(3,132)	(2,812)	(1,372)
Noncurrent deferred taxes	—	—	—	—	—	—	32
Retained earnings	4,032	3,763	4,032	3,763	5,023	4,511	2,152

Statements of Operations:
Cost of sales	994	2,735	1,609	1,214	(832)	(3,831)	(2,924)
Income (loss) from continuing operations	(994)	(2,735)	(1,609)	(1,214)	832	3,831	2,924
Provision (benefit) for income taxes	(382)	(1,050)	(618)	(466)	320	1,472	1,122
Net income (loss)	(612)	(1,685)	(991)	(748)	512	2,359	1,802
Per share of common stock: (basic and diluted)
Net loss per share	(.01)	(.03)	(.02)	(.01)	.01	.05	.03

Cash Flow Statements:
Net income (loss)	(612)	(1,685)	(991)	(748)	512	2,359	1,802
Change in inventories	994	2,735	1,609	1,214	(832)	(3,831)	(2,924)
Deferred income tax	(382)	(1,050)	(618)	(466)	320	1,472	1,122
Net cash provided by operating activities	—	—	—	—	—	—	—
Note: The disclosure is selective in nature and only addresses the specific accounting impact from the change in inventory accounting methods. The disclosure does not address other potential effects (whether financial or operational) that could have impacted the Company’s results of operations or financial position if the Company had elected to remain on the LIFO accounting method for inventories during the thirteen weeks and twenty six weeks ended December 23, 2007.
As a result of the accounting change, retained earnings as of June 24, 2007 increased $5.0 million from $265.8 million, as originally reported using the LIFO method for certain inventories, to $270.8 million using the FIFO method.
3.	Accrued Expenses

Accrued expenses are comprised of the following (amounts in thousands):

	December 23,	June 24,
	2007	2007

Payroll and fringe benefits	$7,225	$8,256
Severance	2,890	877
Interest	2,811	2,849
Utilities	3,058	4,324
Restructuring	8,712	5,685
Retiree benefits	2,461	2,470
Property taxes	262	1,514
Other	2,265	2,303

	$29,684	$28,278

4.	Income Taxes

The Company’s income tax benefit for the quarter ended December 23, 2007 resulted in an effective tax rate of (42.3)% compared to the quarter ended December 24, 2006 which resulted in an effective tax rate of (8.1)%. The Company’s income tax benefit for the year-to-date period ended December 23, 2007 resulted in an effective tax rate of (42.7)% compared to the year-to-date period ended December 24, 2006 which resulted in an effective tax rate of (7.1)%. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter and year-to-date period ended December 23, 2007 were losses from certain foreign operations taxed at a lower effective rate, state income tax benefit, and a decrease in the valuation allowance.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance to completely offset its U.S. net deferred tax asset. The valuation allowance decreased $1.7 million and $6.8 million in the quarter and year-to date period ended December 23, 2007, respectively, compared to a $5.1 million increase in both the quarter and year-to-date period ended December 24, 2006. The decrease in the valuation allowance for the quarter ended December 23, 2007 was primarily due to a reduction in estimated capital losses related to certain fixed assets and lower estimates of future realization of U.S. loss carryforwards and other deductible items. The decrease in the valuation allowance for the year-to-date period ended December 23, 2007 was primarily due to the derecognition of unrealized tax benefits with respect to North Carolina income tax credit carryforwards, a reduction in estimated capital losses related to certain fixed assets offset by lower estimates of future realization of U.S. loss carryforwards and other deductible items.

On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. There was a $0.2 million cumulative adjustment to retained earnings on adoption of FIN 48.

The Company had unrecognized tax benefits of $4.5 million as of the June 25, 2007 adoption date. Of the total, $0.4 million represents amounts that, if recognized, would favorably affect the effective income tax rate in any future period, and $1.5 million represents North Carolina income tax credit carryforwards that will expire if not utilized within twelve months.

The Company has elected upon adoption of FIN 48 to classify interest and penalties recognized in accordance with FIN 48 as income tax expense. The Company had $0.1 million of accrued interest and no penalties related to uncertain tax positions as of June 25, 2007.

There was no change in the amount of unrecognized tax benefits or related interest and penalties during the quarter and year-to-date period ended December 23, 2007.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2007, for non-U.S. income taxes for tax years 2000 through 2007, and for state and local income taxes for fiscal years 2001 through 2007. The Company’s U.S. federal income tax return for fiscal year 2006 is currently under examination.

5.	Comprehensive Income (Loss)

Comprehensive losses amounted to $4.7 million and $10.4 million for the second quarter and year-to-date periods of fiscal year 2008, respectively, compared to comprehensive losses of $16.9 million and $26.7 million for the second quarter and the year-to-date periods of fiscal year 2007. Comprehensive losses were comprised of net losses of $7.7 million and $16.9 million for the second quarter and year-to-date periods of fiscal year 2008, respectively, and foreign translation gains of $3.0 million and $6.5 million, respectively. Comparatively, comprehensive losses for the corresponding periods in the prior fiscal year were derived from net losses of $18.2 million and $28.3 million, and foreign translation gains of $1.3 million and $1.7 million, respectively. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations-Revised” (“SFAS 141R”). This new standard replaces SFAS 141 “Business Combinations”. SFAS 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” be identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financials Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement provides entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the provisions of SFAS 159 and has not determined if it will make any elections for fair value reporting of its assets.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The Company is in the process of determining the financial impact of the partial adoption of SFAS 157 on its results of operations and financial condition.

7.	Segment Disclosures

The following is the Company’s selected segment information for the quarter and six-month periods ended December 23, 2007 and December 24, 2006 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended December 23, 2007:
Net sales to external customers	$135,119	$48,250	$183,369
Intersegment net sales	2,008	911	2,919
Segment operating income (loss)	(10,845)	705	(10,140)
Total assets	381,758	99,206	480,964

Quarter ended December 24, 2006:
Net sales to external customers	$118,507	$38,388	$156,895
Intersegment net sales	1,485	1,268	2,753
Segment operating loss	(10,717)	(1,788)	(12,505)
Total assets	338,969	121,543	460,512
The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	December 23,	December 24,
	2007	2006
Reconciliation of segment operating loss to net loss from continuing operations before income taxes:
Reportable segments operating loss	$(10,140)	$(12,505)
Recovery for bad debts	(189)	(1,012)
Interest expense, net	5,824	5,045
Other (income) expense, net	(2,184)	236
Equity in (earnings) losses of unconsolidated affiliates	21	2,876

Loss from continuing operations before income taxes	$(13,612)	$(19,650)

	Polyester	Nylon	Total
Six-Months ended December 23, 2007:
Net sales to external customers	$264,498	$89,407	$353,905
Intersegment net sales	4,534	1,877	6,411
Segment operating income (loss)	(18,237)	1,471	(16,766)

Six-Months ended December 24, 2006:
Net sales to external customers	$248,978	$77,861	$326,839
Intersegment net sales	3,914	3,096	7,010
Segment operating loss	(11,652)	(1,581)	(13,233)
The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Six-Months Ended
	December 23,	December 24,
	2007	2006
Reconciliation of segment operating loss to net loss from continuing operations before income taxes:
Reportable segments operating loss	$(16,766)	$(13,233)
Provision for bad debts	65	598
Interest expense, net	11,710	10,666
Other (income) expense, net	(3,190)	(243)
Equity in (earnings) losses of unconsolidated affiliates	(157)	4,825
Write down of long-lived assets	—	1,200
Write down of investment in unconsolidated affiliate	4,505	—

Loss from continuing operations before income taxes	$(29,699)	$(30,279)

For purposes of internal management reporting, segment operating loss represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. Intersegment sales are recorded at market.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, asset impairments, restructuring charges, and certain unallocated selling, general and administrative expenses.

Segment operating loss excluded the provision (benefit) for bad debts of $(0.2) million and $(1.0) million for the current and prior year second quarter periods, respectively, and $0.1 million and $0.6 million for the year-to-date periods, respectively.

The total assets for the polyester segment decreased from $419.4 million at June 24, 2007 to $381.8 million at December 23, 2007 due primarily to decreases in fixed assets, inventory, cash, deferred taxes and other assets of $12.9 million, $11.0 million, $9.5 million, $4.2 million and $1.2 million, respectively. These decreases were offset by increases in other current assets of $1.2 million. The total assets for the nylon segment decreased from $110.7 million at June 24, 2007 to $99.2 million at December 23, 2007 due primarily to decreases in fixed assets, assets held for sale, deferred tax assets, and inventory of $7.4 million, $3.4 million, $2.6 million, and $0.3 million, respectively. These decreases were offset by increases in accounts receivable and cash of $2.1 million and $0.1 million, respectively.

8.	Stock-Based Compensation

In the prior year first quarter, the Board of Directors (the “Board”) authorized the issuance of approximately 1.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. With the exception of the immediate vesting of three hundred thousand stock options granted to the former Chairman, President and Chief Executive Officer (“CEO”), the remaining stock options vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

On October 24, 2007, the Board authorized the issuance of approximately 1.6 million stock options from the Long-Term Incentive Plan of which one hundred and twenty thousand were issued to certain Board members and the remaining options were issued to certain key employees. The stock options issued to key employees are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The stock options issued to certain Board members are subject to a similar market condition in that one half of each member’s options vest on the date that the closing price of the Company’s common stock shall have been at least $8.00 per share for thirty consecutive trading days and the remaining one half vest on the date that the closing price of the Company’s common stock shall have been at least $10.00 per share for thirty consecutive trading days. The Company used a Monte Carlo stock option model to estimate fair value and the derived vesting periods range from 2.4 to 3.9 years.

As a result of these grants, the Company incurred $0.3 million and $0.2 million in the second quarters of fiscal years 2008 and 2007, respectively, and $0.4 million and $1.2 million for the year-to-date periods, respectively, in stock-based compensation charges which were recorded as selling, general and administrative expense with the offset to additional paid-in-capital.

9.	Derivative Financial Instruments

The Company accounts for derivative contracts and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” which requires all derivatives to be recorded on the balance sheet at fair value. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although up to 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the

Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is January 2008 and April 2008, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 23,	June 24,
	2007	2007
Foreign currency purchase contracts:
Notional amount	$1,178	$1,778
Fair value	1,182	1,783

Net (gain) loss	$(4)	$(5)

Foreign currency sales contracts:
Notional amount	$638	$397
Fair value	648	400

Net (gain) loss	$10	$3

For the quarters ended December 23, 2007 and December 24, 2006, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in a pre-tax loss of $0.1 million and pre-tax income of $0.1 million, respectively. For the year-to-date periods ended December 23, 2007 and December 24, 2006, the total impact of foreign currency related items was pre-tax loss of $0.5 million and pre-tax income of $0.4 million, respectively.

10.	Investments in Unconsolidated Affiliates

The following table represents the Company’s investments in unconsolidated affiliates:

Affiliate Name	Date Acquired	Location	Percent Ownership
Yihua Unifi Fibre Company Limited	August 2005	Yizheng, Jiangsu Province, People’s Republic of China	50%

Parkdale America, LLC	June 1997	North and South Carolina	34%

U.N.F. Industries, LLC	September 2000	Migdal Ha — Emek, Israel	50%

Condensed balance sheet information as of December 23, 2007, and income statement information for the quarter and year-to-date periods ended December 23, 2007, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

As of
December 23, 2007
Current assets	$175,276
Noncurrent assets	157,353
Current liabilities	68,466
Noncurrent liabilities	4,318
Shareholders’ equity and capital accounts	259,845

	For the Quarter Ended	For the Six-Months Ended
	December 23, 2007	December 23, 2007
Net sales	$145,462	$306,944
Gross profit	5,437	10,641
Income from operations	399	8
Net income (loss)	551	(219)

In the second quarter of fiscal year 2008, the Company completed the sale of its 50% interest in Unifi-SANS Technical Fibers, LLC (“USTF”). On November 30, 2007, the Company received net proceeds of $11.9 million from Sans Fibers. The purchase price included $3.0 million for a manufacturing facility that the Company leased to the joint venture which had a net book value of $2.1 million. Of the remaining $8.9 million, $8.8 million was allocated to the Company’s equity investment in the joint venture and $0.1 million was attributed to interest income.

11.	Severance and Restructuring Charges

In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of its facility in Altamahaw, North Carolina. In the second quarter of fiscal year 2008, the Company evaluated its remaining obligation on the lease and as a result recorded a $0.4 million favorable adjustment. The net present value of the remaining lease obligation was $2.0 million at December 23, 2007 and $2.8 million at June 24, 2007.

On April 26, 2007, the Company announced a plan to consolidate its domestic polyester capacity and closed a manufacturing facility located in Dillon, South Carolina. The Company recorded an assumed liability in purchase accounting of $0.7 million for severance related costs and $2.9 million for unfavorable contracts in the third quarter of fiscal year 2007. Approximately 290 wage employees and 25 salaried employees were affected by this consolidation plan.

During the first quarter of fiscal year 2008, the Company reorganized certain corporate staff and manufacturing support functions to further reduce costs. On August 2, 2007, the Company announced the closure of its Kinston, North Carolina facility (“Kinston”) which produced POY yarn for both internal consumption and third party sales. Approximately 310 employees including 90 salaried positions and 220 wage positions were included in the reorganization plans. The Company recorded a severance reserve of $0.8 million and $1.5 million in contract termination costs relating to the Kinston closure.

During the second quarter of fiscal year 2008, the Company further evaluated the contract termination costs associated with the closure of Kinston and accrued for unfavorable contract costs of $4.6 million related to site services, including utilities and operational support, the Company is obligated to provide to a tenant through June 2008. The Company recorded an additional $0.4 million in severance costs related to Kinston employees who are associated with providing these services.

During the first quarter of fiscal year 2008, the Company recorded $2.4 million in connection with the termination of its former Chairman, President and CEO, and $1.1 million relating to other corporate staff and manufacturing support. On October 4, 2007, the Company announced that it entered into a severance agreement which provides for the termination of the Company’s former Vice President, Chief Operating Officer and Chief Financial Officer. As a result, the Company recorded an additional severance charge of $1.7 million in the second quarter of fiscal year 2008.

As of December 23, 2007, $2.3 million of severance was classified as long term.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the year-to-date period ended December 23, 2007 (amounts in thousands):

	Balance at				Balance at
	June 24, 2007	Charges	Adjustments	Amounts Used	December 23, 2007
Accrued severance	$877	6,445	(11)	(2,117)	$5,194
Accrued restructuring	$5,685	5,627	(285)	(2,315)	$8,712
12.	Impairment Charges

During the first quarter of fiscal year 2007, the Company announced its intent to sell a manufacturing facility that the Company leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluated the recoverability of the long-lived asset and determined that the carrying amount of the property exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $1.2 million during the first quarter of fiscal year 2007.

In November 2006, the Company’s Brazilian operation decided to modernize its facilities by replacing ten of its older machines with newer machines purchased from the domestic polyester segment. These machine purchases allowed the Brazilian facility to produce tailor made products at higher speeds resulting in lower costs and increased competitiveness. As a result, the Company recognized a $2.0 million impairment charge on the older machines during the quarter ended December 24, 2006.

During the first quarter of fiscal year 2008 in connection with a review of the fair value of USTF during negotiations related to the sale, the Company determined that a review of the carrying value of its investment was necessary. As a result of this review, the Company determined that the carrying value exceeded its fair value. Accordingly, a non-cash impairment charge of $4.5 million was recorded in the first quarter of fiscal year 2008. See Footnote 10. Investments in Unconsolidated Affiliates for discussion related to the sale of USTF.

During the first quarter of fiscal year 2008, the Company’s Brazilian polyester operation continued the modernization plan for its facilities by abandoning four of its older machines and replacing them with newer machines purchased from the Company’s domestic polyester division. As a result, the Company recognized a $0.5 million non-cash impairment charge on the older machines.

During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at its Dillon, South Carolina facility. The Company sold several machines to a foreign subsidiary and also transferred several other machines to its Yadkinville, North Carolina facility. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. The last five remaining machines were scheduled to be scrapped for spare parts inventory. These eleven remaining machines were written down to fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value will be depreciated over a two year period which is consistent with the life of the lease.

In addition, the Company began negotiations with a third party to sell the manufacturing facility located in Kinston, North Carolina. As a result of these negotiations, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, a $0.7 million non-cash impairment charge was recorded in the quarter ended December 23, 2007.

13.	Assets Held for Sale

As part of its consolidation effort, the Company continues to hold for sale facilities that it has closed. As of June 24, 2007, the Company had three manufacturing facilities and one warehouse for sale. On June 25, 2007, the Company sold its Plant 5 manufacturing facility for $2.1 million which was equal to its net book value less related selling costs.

On September 28, 2007, the Company completed the sale of its Plant 7 manufacturing facility located in Madison, North Carolina. Net proceeds from this transaction were $1.5 million.

On December 19, 2007, the Company completed the sale of an idle manufacturing facility in Reidsville, North Carolina. Net proceeds from this transaction were $0.5 million.

The following table summarizes by category assets held for sale (amounts in thousands):

	December 23,	June 24,
	2007	2007

Land	$335	$619
Building	3,153	6,605
Leasehold improvements	164	656

	$3,652	$7,880

14.	Related Party Transaction

The Company has entered into negotiations with Dillon Yarn Corporation (“DYC”) relating to the sale of a manufacturing facility located in Dillon, South Carolina. Mr. Stephen Wener, one of the Company’s Directors, is the President and CEO of DYC. In anticipation of closing the sale, the Company has permitted DYC to occupy the facility since July 2007, rent free.

15.	Other (Income) Expense

The following table summarizes Other (income) expense, net (amounts in thousands):

	For the Quarters Ended		For the Six-Months Ended
	Dec. 23,	Dec. 24,	Dec. 23,	Dec. 24,
	2007	2006	2007	2006

(Gain) loss on sale of assets	$(1,271)	$1	$(1,413)	$241
Gain from sale of nitrogen credits	(807)	—	(1,614)	—
Technology fee income	(250)	(188)	(688)	(375)
Currency (gain) loss	131	(90)	458	(368)
Other, net	13	513	67	259

Other (income) expense, net	$(2,184)	$236	$(3,190)	$(243)

16.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European Division. The manufacturing facilities in Ireland ceased operations on October 31, 2004. The Company is in the process of settling its final obligations relating to the closure.

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

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Information as of December 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,563	$117	$11,095	$—	$25,775
Receivables, net	(1)	80,937	18,322	—	99,258
Inventories	—	91,960	29,120	—	121,080
Deferred income taxes	—	—	1,946	—	1,946
Assets held for sale	—	3,652	—	—	3,652
Restricted cash	—	18,846	—	—	18,846
Other current assets	—	2,060	10,631	—	12,691

Total current assets	14,562	197,572	71,114	—	283,248

Property, plant and equipment	11,847	799,145	74,962	—	885,954
Less accumulated depreciation	(1,983)	(640,740)	(53,787)	—	(696,510)

	9,864	158,405	21,175	—	189,444
Investments in unconsolidated affiliates	—	56,740	22,303	—	79,043
Investments in consolidated subsidiaries	411,868	—	—	(411,868)	—
Intangible assets, net	—	40,708	—	—	40,708
Other noncurrent assets	80,879	(67,126)	6,430	—	20,183

	$517,173	$386,299	$121,022	$(411,868)	$612,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$376	$41,010	$5,713	$—	$47,099
Accrued expenses	3,025	23,271	3,388	—	29,684
Income taxes payable	2,552	(2,293)	445	—	704
Current maturities of long-term debt and other current liabilities	1,273	315	10,497	—	12,085

Total current liabilities	7,226	62,303	20,043	—	89,572

Long-term debt and other liabilities	215,000	4,686	7,436	—	227,122
Deferred income taxes	—	—	985	—	985
Shareholders’/ invested equity	294,947	319,310	92,558	(411,868)	294,947

	$517,173	$386,299	$121,022	$(411,868)	$612,626

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Balance Sheet Information as of June 24, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,808	$1,645	$20,578	$—	$40,031
Receivables, net	(1)	75,521	18,469	—	93,989
Inventories	—	108,945	23,337	—	132,282
Deferred income taxes	(3,206)	11,453	1,676	—	9,923
Assets held for sale	—	7,880	—	—	7,880
Restricted cash	—	4,036	—	—	4,036
Other current assets	—	2,924	9,049	—	11,973

Total current assets	14,601	212,404	73,109	—	300,114

Property, plant and equipment	11,847	832,226	69,071	—	913,144
Less accumulated depreciation	(1,841)	(652,430)	(48,918)	—	(703,189)

	10,006	179,796	20,153	—	209,955
Investments in unconsolidated affiliates	—	68,737	24,433	—	93,170
Investments in consolidated subsidiaries	418,848	—	—	(418,848)	—
Intangible assets, net	—	42,290	—	—	42,290
Other noncurrent assets	78,432	(63,608)	5,600	—	20,424

	$521,887	$439,619	$123,295	$(418,848)	$665,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$512	$54,929	$6,179	$—	$61,620
Accrued expenses	3,040	21,844	3,394	—	28,278
Income taxes payable	42	—	205	—	247
Current maturities of long-term debt and other current liabilities	1,273	318	9,607	—	11,198

Total current liabilities	4,867	77,091	19,385	—	101,343

Long-term debt and other liabilities	226,000	2,882	7,267	—	236,149
Deferred income taxes	(13,934)	36,256	1,185	—	23,507
Shareholders’/ invested equity	304,954	323,390	95,458	(418,848)	304,954

	$521,887	$439,619	$123,295	$(418,848)	$665,953

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Statement of Operations Information for the Fiscal Quarter Ended December 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$149,387	$34,402	$(420)	$183,369
Cost of sales	—	144,756	30,506	(213)	175,049
Selling, general and administrative expenses	—	10,076	2,000	(68)	12,008
Provision for bad debts	—	(367)	178	—	(189)
Interest expense	6,316	161	101	—	6,578
Interest income	(184)	(136)	(434)	—	(754)
Other (income) expense, net	(6,239)	3,602	209	244	(2,184)
Equity in (earnings) losses of unconsolidated affiliates	—	(1,342)	1,331	32	21
Equity in subsidiaries	(5,159)	—	—	5,159	—
Write down of long-lived assets	—	2,247	—	—	2,247
Restructuring charges	—	4,205	—	—	4,205

Income (loss) from continuing operations before income taxes	5,266	(13,815)	511	(5,574)	(13,612)
Provision (benefit) for income taxes	13,012	(19,372)	603	—	(5,757)

Income (loss) from continuing operations	(7,746)	5,557	(92)	(5,574)	(7,855)
Income from discontinued operations, net of tax	—	—	109	—	109

Net income (loss)	$(7,746)	$5,557	$17	$(5,574)	$(7,746)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Statement of Operations Information for the Fiscal Quarter Ended December 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$129,432	$27,922	$(459)	$156,895
Cost of sales	—	133,096	24,546	(632)	157,010
Selling, general and administrative expenses	—	8,685	1,631	72	10,388
Provision (recovery) for bad debts	—	(545)	(467)	—	(1,012)
Interest expense	5,938	172	1	—	6,111
Interest income	(168)	—	(898)	—	(1,066)
Other (income) expense, net	(4,335)	3,769	302	500	236
Equity in (earnings) losses of unconsolidated affiliates	—	395	2,581	(100)	2,876
Equity in subsidiaries	18,392	—	—	(18,392)	—
Write down of long-lived assets	—	—	2,002	—	2,002

Income (loss) from continuing operations before income taxes	(19,827)	(16,140)	(1,776)	18,093	(19,650)
Provision (benefit) for income taxes	(1,600)	(229)	239	—	(1,590)

Income (loss) from continuing operations	(18,227)	(15,911)	(2,015)	18,093	(18,060)
Loss from discontinued operations, net of tax	—	—	(167)	—	(167)

Net income (loss)	$(18,227)	$(15,911)	$(2,182)	$18,093	$(18,227)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Statement of Operations Information for the Six-Months Ended December 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$290,230	$64,576	$(901)	$353,905
Cost of sales	—	277,871	57,419	(698)	334,592
Selling, general and administrative expenses	—	22,876	3,747	(161)	26,462
Provision for bad debts	—	47	18	—	65
Interest expense	12,878	315	97	—	13,290
Interest income	(336)	(136)	(1,108)	—	(1,580)
Other (income) expense, net	(12,753)	8,903	416	244	(3,190)
Equity in (earnings) losses of unconsolidated affiliates	—	(2,251)	2,466	(372)	(157)
Equity in subsidiaries	4,049	—	—	(4,049)	—
Write down of long-lived assets	—	2,247	533	—	2,780
Write down of investment in unconsolidated affiliate	—	4,505	—	—	4,505
Restructuring charges	—	6,837	—	—	6,837

Income (loss) from continuing operations before income taxes	(3,838)	(30,984)	988	4,135	(29,699)
Provision (benefit) for income taxes	13,096	(26,905)	1,121	—	(12,688)

Income (loss) from continuing operations	(16,934)	(4,079)	(133)	4,135	(17,011)
Income from discontinued operations, net of tax	—	—	77	—	77

Net income (loss)	$(16,934)	$(4,079)	$(56)	$4,135	$(16,934)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Statement of Operations Information for the Six-Months Ended December 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$268,957	$59,263	$(1,381)	$326,839
Cost of sales	—	266,062	51,693	(1,362)	316,393
Selling, general and administrative expenses	—	18,607	3,152	(82)	21,677
Provision (recovery) for bad debts	—	543	55	—	598
Interest expense	11,867	308	1	—	12,176
Interest income	(272)	—	(1,238)	—	(1,510)
Other (income) expense, net	(8,723)	7,839	(106)	747	(243)
Equity in (earnings) losses of unconsolidated affiliates	—	506	4,563	(244)	4,825
Equity in subsidiaries	24,564	—	—	(24,564)	—
Write down of long-lived assets	—	1,200	2,002	—	3,202

Income (loss) from continuing operations before income taxes	(27,436)	(26,108)	(859)	24,124	(30,279)
Provision (benefit) for income taxes	907	(4,285)	1,239	—	(2,139)

Income (loss) from continuing operations	(28,343)	(21,823)	(2,098)	24,124	(28,140)
Loss from discontinued operations, net of tax	—	—	(203)	—	(203)

Net income (loss)	$(28,343)	$(21,823)	$(2,301)	$24,124	$(28,343)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Statements of Cash Flows Information for the Six-Months Ended December 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$(1,743)	$(4,820)	$1,412	$(435)	$(5,586)

Investing activities:
Capital expenditures	—	(2,464)	(2,203)	840	(3,827)
Return of capital in equity affiliates	—	234	—	—	234
Change in restricted cash	—	(14,810)	—	—	(14,810)
Proceeds from sale of equity affiliate	—	8,750	—	—	8,750
Proceeds from sale of capital assets	—	11,288	112	(840)	10,560
Other	7	260	—	—	267

Net cash provided by (used in) investing activities	7	3,258	(2,091)	—	1,174

Financing activities:
Payment of long term debt	(11,000)	—	—	—	(11,000)
Dividend payment	9,494	—	(9,494)	—	—
Other	(3)	34	(739)	—	(708)

Net cash provided by (used in) financing activities	(1,509)	34	(10,233)	—	(11,708)

Cash flows of discontinued operations:
Operating cash flow	—	—	(201)	—	(201)

Net cash used in discontinued operations	—	—	(201)	—	(201)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,630	435	2,065

Net increase (decrease) in cash and cash equivalents	(3,245)	(1,528)	(9,483)	—	(14,256)
Cash and cash equivalents at beginning of period	17,808	1,645	20,578	—	40,031

Cash and cash equivalents at end of period	$14,563	$117	$11,095	$—	$25,775

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Statements of Cash Flows Information for the Six-Months Ended December 24, 2006 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$(610)	$5,254	$(426)	$(68)	$4,150

Investing activities:
Capital expenditures	—	(1,672)	(1,669)	—	(3,341)
Acquisition	—	(393)	—	—	(393)
Collection of notes receivable	234	1,112	(706)	94	734
Proceeds from the sale of capital assets	—	—	30	—	30
Return of capital in equity affiliates	—	229	—	—	229
Split dollar life insurance premiums	(166)	—	—	—	(166)
Other	—	(3,380)	3,021	(3)	(362)

Net cash provided by (used in) investing activities	68	(4,104)	676	91	(3,269)

Financing activities:
Payment of long-term debt	—	(290)	—	—	(290)
Other	(309)	—	—	—	(309)

Net cash used in financing activities	(309)	(290)	—	—	(599)

Cash flows of discontinued operations:
Operating cash flow	—	—	(50)	—	(50)

Net cash used in discontinued operations	—	—	(50)	—	(50)

Effect of exchange rate changes on cash and cash equivalents	—	—	86	(23)	63

Net increase (decrease) in cash and cash equivalents	(851)	860	286	—	295
Cash and cash equivalents at beginning of period	22,992	1,392	10,933	—	35,317

Cash and cash equivalents at end of period	$22,141	$2,252	$11,219	$—	$35,612

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.
Business Overview
The Company is a diversified North American producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. The Company adds value to the supply chain and enhances customer demand for its products through the development and introduction of branded yarns that provide unique performance, comfort, and aesthetic advantages. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and covered spandex products. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, automotive, home furnishings, industrial, and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style, and performance in all of its products.
Polyester Segment The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive and furniture upholstery, home furnishings, automotive, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil and the United States which has the largest operations.
Nylon Segment The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in the United States and Colombia.
Recent Developments and Outlook
Although the global textile and apparel industry continues to grow, the U.S. textile and apparel industry has contracted since 1999, caused primarily by intense foreign competition in finished products which has resulted in over capacity domestically and the closure of many domestic textile and apparel plants or the movement of their operations offshore. In addition, due to consumer preferences, demand for sheer hosiery products has declined in recent years, negatively impacting nylon manufacturers. According to industry experts, the contraction in the North American textile and apparel market has declined 5% in calendar year 2007, compared to a decline of 16.5 % in calendar year 2006. Regional manufacturers continue to demand North American manufactured yarn and fabrics due to the duty-free advantage, quick response times, readily available production capacity, and specialized products. In addition, North American retailers need a balanced procurement strategy with both global and regional producers. Industry experts project a 4% rate of decline in calendar year 2008 and years thereafter which is much improved over the prior year’s general industry trends. As a result of these general industry trends, the Company’s net sales, gross profits and net income have declined for the past several years but are now starting to improve with the market contractions stabilizing. The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings by shifting to more premier value-added (“PVA”) products, aggressively negotiating favorable raw material supply agreements, leveraging the free-trade agreements to which the United States is a party and to implement cost saving strategies which will improve its operating efficiencies. The continued viability of the U.S. domestic textile and apparel industry is dependent, to a large extent, on the international trade regulatory environment.

On August 1, 2007, the Company announced that the Board of Directors terminated the Chairman, President and Chief Executive Officer (“CEO”) of the Company. The Company also announced at that time that the Board of Directors appointed Mr. Stephen Wener as the Company’s new Chairman and “acting” CEO. In addition, there were several changes to its Board of Directors, including six directors’ resignations and the appointment of two new directors, Mr. G. Alfred Webster and Mr. George R. Perkins, Jr.
On September 26, 2007, the Company announced that the Board of Directors elected Mr. William L. Jasper as the Company’s President and CEO. In addition, Mr. Roger Berrier was elected Executive Vice President of Sales, Marketing, and Asian Operations. Mr. Berrier assumed responsibility for all marketing, sales, and customer service functions as well as the Company’s joint venture in China. On the same day, Mr. Jasper and Mr. Berrier were also appointed to the Company’s Board of Directors. In connection with the appointments, Mr. Stephen Wener stepped down as the Company’s “acting” CEO, but remained as the Chairman of the Board of Directors. On October 4, 2007, the Company announced that Mr. Ronald Smith was elected as its Chief Financial Officer replacing Mr. William Lowe, Jr. whose employment with the Company terminated.
The Company and its new management team will continue to focus on the following areas:
•
To continue to improve the domestic operations to become profitable using a rigorous planning process and aggressive execution strategies and continued growth of PVA products. The Company will also continue to look at growth opportunities throughout the regional supply chain for related consolidation opportunities.

•
To improve the business in the Company’s joint venture in China and position it for growth. China’s domestic demand for polyester yarns is increasing at an annual rate of 8% and the specialty yarn market is growing at an annual rate of 10%.

•	To achieve sustainable and profitable growth and create shareholder value.
As part of this strategy, on October 4, 2007, the Company ceased manufacturing partially oriented yarn (“POY”) at its facility in Kinston, North Carolina. The Company has further developed strategic relationships with its raw material suppliers to ensure a source of raw materials on a more competitive basis.
In the second quarter of fiscal year 2008, the Company completed the sale of its interest in Unifi-SANS Technical Fibers, LLC (“USTF”). On November 30, 2007, the Company completed the sale of USTF and received net proceeds of $11.9 million from Sans Fibers. The purchase price included $3.0 million for a manufacturing facility that the Company leased to the joint venture which had a net book value of $2.1 million. Of the remaining $8.9 million, $8.8 million was allocated to the Company’s equity investment in the joint venture and $0.1 million was attributed to interest income.
On September 28, 2007, the Company completed the sale of its manufacturing facilities located in Staunton, Virginia and Plant 7 located in Madison, North Carolina. Net proceeds from these transactions were $3.1 million and $1.5 million, respectively. The Company is leasing the Staunton property under an operating lease going forward.
On December 19, 2007, the Company completed the sale of an idle manufacturing facility in Reidsville, North Carolina. Net proceeds from this transaction were $0.5 million.
The Company sold a portion of its nitrogen discharge credits associated with the Kinston facility for $0.8 million in the second quarter of fiscal year 2008.

Key Performance Indicators
The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume, which is an indicator of demand;

•	margins, which are indicators of product mix and profitability;

•	net income or loss before interest, taxes, depreciation and amortization, and income or loss from discontinued operations (“EBITDA”), which are indicators of the Company’s ability to pay debt; and

•	working capital of each business unit as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.
Corporate Restructuring
In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of its facility in Altamahaw, North Carolina. In the second quarter of fiscal year 2008, the Company evaluated its remaining obligation on the lease and as a result recorded a $0.4 million favorable adjustment. The net present value of the remaining lease obligation was $2.0 million at December 23, 2007 and $2.8 million at June 24, 2007.
On April 26, 2007, the Company announced a plan to consolidate its domestic polyester capacity and closed a manufacturing facility located in Dillon, South Carolina. The Company recorded an assumed liability in purchase accounting of $0.7 million for severance related costs and $2.9 million for unfavorable contracts in the third quarter of fiscal year 2007. Approximately 290 wage employees and 25 salaried employees were affected by this consolidation plan.
During the first quarter of fiscal year 2008, the Company reorganized certain corporate staff and manufacturing support functions to further reduce costs. On August 2, 2007, the Company announced the closure of its Kinston, North Carolina facility (“Kinston”) which produced POY for both internal consumption and third party sales. Approximately 310 employees including 90 salaried positions and 220 wage positions were included in the reorganization plans. The Company recorded a severance reserve of $0.8 million and $1.5 million in contract termination costs relating to the Kinston closure.
During the second quarter of fiscal year 2008, the Company further evaluated the contract termination costs associated with the closure of Kinston and accrued unfavorable contract costs of $4.6 million related to site services, including utilities and operational support, the Company is obligated to provide to a tenant through June 2008. The Company recorded an additional $0.4 million in severance costs related to Kinston employees who are associated with providing these services.
During the first quarter of fiscal year 2008, the Company recorded $2.4 million in connection with the termination of its former Chairman, President and CEO, and $1.1 million relating to other corporate staff and manufacturing support. On October 4, 2007, the Company announced that it entered into a severance agreement which provides for the termination of the Company’s former Vice President, Chief Operating Officer and Chief Financial Officer. As a result the Company recorded an additional severance change of $1.7 million in the second of quarter fiscal 2008.
As of December 23, 2007, $2.3 million of severance was classified as long term.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the year-to-date period ended December 23, 2007 (amounts in thousands):

	Balance at				Balance at
	June 24, 2007	Charges	Adjustments	Amounts Used	December 23, 2007

Accrued severance	$877	6,445	(11)	(2,117)	$5,194
Accrued restructuring	$5,685	5,627	(285)	(2,315)	$8,712
Joint Ventures and Other Equity Investments
In August 2005, the Company formed Yihua Unifi Fibre Company Limited (“YUFI”), a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”), to manufacture, process, and market commodity and specialty polyester filament yarn in YCFC’s facilities in China. YCFC is a publicly traded (listed in Shanghai and Hong Kong) enterprise with approximately $2.3 billion in annual sales. The principal goal of YUFI is to supply premier value-added products to the Chinese market, which currently imports a large portion of such products. The Company has granted YUFI an exclusive, non-transferable license to certain of its branded product technology (including Mynx®, Sorbtek®, Reflexx®, and dye springs) in China for a license fee of $6.0 million over a four year period, this year’s portion of which is reflected half in Other (income) expense, net and half in net (earnings) losses from unconsolidated equity affiliates results. The Company also records revenues from the joint venture in connection with a technology, licensing and support agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. For the quarter and year-to-date periods ended December 23, 2007, the Company recorded $0.5 million and $1.4 million, respectively, in revenues from the agreement as compared to $0.4 million and $0.8 million for the quarter and year-to-date periods ended December 24, 2006. For the quarter and year-to-date periods ended December 23, 2007, the Company recognized equity losses relating to YUFI of $1.0 million and $1.7 million, respectively, which is reported net of technology and license fee income. For the quarter and year-to-date periods ended December 24, 2006, the Company recognized net equity losses of $2.1 million and $3.6 million, respectively. In addition, the Company recognized $0.5 million and $1.3 million in operating expenses for the quarter and year-to-date periods of fiscal year 2008, respectively, compared to $1.0 million and $2.1 million for quarter and year-to-date periods of fiscal year 2007, respectively, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations. These expenses are directly related to supporting the Company’s growth strategy in China.
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina and in South Carolina. During the quarter and year-to-date periods ended December 23, 2007, the Company had equity earnings relating to PAL of $1.1 million and $1.6 million compared to equity losses of $0.6 million and $0.9 million for the corresponding periods in the prior year. The Company has received accumulated distributions from PAL of $0.7 million and $0.2 million in fiscal years 2008 and 2007, respectively.

In September 2000, the Company and SANS Fibres of South Africa formed USTF, a 50/50 joint venture created to produce low-shrinkage high tenacity nylon 6.6 light denier industrial yarns in North Carolina. The business is operated in a plant in Stoneville, North Carolina. In the second quarter of fiscal year 2008, the Company completed the sale of its interest in USTF. Refer to the “Recent Developments and Outlook” section above for further discussion.
In September 2000, the Company and Nilit Ltd formed U.N.F. Industries Ltd (“UNF”), a 50/50 joint venture to produce nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel which is the Company’s primary source of nylon POY for its texturing and covering operations. The Company has entered into a supply agreement, on customary terms, with UNF which expires in April 2008. Although the Company incurred higher raw material prices per the agreement, the Company benefits from its equity income from the joint venture. In addition, UNF negotiated favorable volume rebates for the purchase of raw materials from Nilit Ltd which should allow the joint venture to further improve its profitability. In July 2007, the Steering Committee of UNF agreed to a program to increase volumes and the utilization of the extruders and thereby improve the profitability of the joint venture going forward. For the year-to-date periods ended December 24, 2006 and December 23, 2007, the Company recognized net equity loss of $0.9 million and net equity income of $0.3 million, respectively.
Condensed balance sheet information as of December 23, 2007, and income statement information for the quarter and year-to-date periods ended December 23, 2007, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

As of
December 23, 2007

Current assets	$175,276
Noncurrent assets	157,353
Current liabilities	68,466
Noncurrent liabilities	4,318
Shareholders’ equity and capital accounts	259,845

	For the Quarter Ended	For the Six-Months Ended
	December 23, 2007	December 23, 2007

Net sales	$145,462	$306,944
Gross profit	5,437	10,641
Income from operations	399	8
Net income (loss)	551	(219)

Review of Second Quarter Fiscal Year 2008 compared to Second Quarter Fiscal Year 2007
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the fiscal quarters ended December 23, 2007 and December 24, 2006, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	December 23, 2007		December 24, 2006
		% to Total		% to Total	% Change

Net sales
Polyester	$135,119	73.7	$118,507	75.5	14.0
Nylon	48,250	26.3	38,388	24.5	25.7

Total	$183,369	100.0	$156,895	100.0	16.9

		% to Sales		% to Sales

Gross profit
Polyester	$5,850	3.2	$(578)	(0.4)	—
Nylon	2,470	1.3	463	0.3	433.5

Total	8,320	4.5	(115)	(0.1)	—

Selling, general and administrative expenses
Polyester	10,243	5.6	8,137	5.2	25.9
Nylon	1,765	0.9	2,251	1.4	(21.6)

Total	12,008	6.5	10,388	6.6	15.6

Write down of long-lived assets and investment in equity affiliate
Polyester	2,247	1.2	2,002	1.3	12.2
Nylon	—	—	—	—	—
Corporate	—	—	—	—	—

Total	2,247	1.2	2,002	1.3	12.2

Restructuring charges
Polyester	4,205	2.3	—	—	—
Nylon	—	—	—	—	—

Total	4,205	2.3	—	—	—

Other (income) expense, net	3,472	1.9	7,145	4.5	(51.4)

Loss from continuing operations before income taxes	(13,612)	(7.4)	(19,650)	(12.5)	(30.7)
Benefit for income taxes	(5,757)	(3.1)	(1,590)	(1.0)	262.1

Loss from continuing operations	(7,855)	(4.3)	(18,060)	(11.5)	(56.5)
Income (loss) from discontinued operations, net of tax	109	0.1	(167)	(0.1)	(165.3)

Net loss	$(7,746)	(4.2)	$(18,227)	(11.6)	(57.5)

As reflected in the tables above, consolidated net sales from continuing operations increased from $156.9 million to $183.4 million which was attributable to increases in both the polyester and nylon segments in the second quarter of fiscal year 2008. Consolidated unit volume increased 8.6% for the second quarter of fiscal year 2008, while average net selling prices increased 8.3% for the same period. In the second quarter of fiscal year 2008, net sales for the polyester segment improved compared to the prior year quarter primarily due to the additional sales related to the Dillon Yarn acquisition and higher sales pricing in conjunction with higher raw material prices. In comparison, during the December 2006 quarter, the Company experienced a significant volume decline in its commodity based POY business starting in September 2006 and continuing through November 2006. Although raw material prices declined during December 2006 quarter, the loss of volume was attributable to low demand from the retail sector, as certain customers worked down excess inventories. The Company’s nylon segment had increased sales as a result of continued growth in hosiery production in the Central American Free Trade Agreement (“CAFTA”) region as well as continued strength in the shapewear segment.
Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations was $8.3 million for the quarter ended December 23, 2007 compared to a loss of $0.1 million for the quarter ended December 24, 2006, an increase of 4.5% as a percentage of net sales. Unit volume in the second quarter of fiscal year 2008 was up as compared to the prior year second quarter and gross profit on a per-pound basis improved $0.08 per pound. The increase in gross profit for the quarter was primarily due to improved sales pricing, cost reductions, and manufacturing efficiencies.
Consolidated selling, general and administrative expenses (“SG&A”) increased by $1.6 million or 15.6% for the second quarter of fiscal year 2008 as compared to the prior year second quarter, and as a percentage of sales decreased 0.1% when compared to the same periods. The increase in SG&A for the second quarter was primarily a result of $1.7 million in severance costs, $1.1 million in Dillon Yarn acquisition related amortization and service fees, and $0.2 million in professional fees offset by decreases of $1.0 million in salaries and fringe expenses, $0.7 million in other miscellaneous expenses, and $0.1 million in stock-based compensation and deferred compensation charges. SG&A related to the Company’s Brazilian operation increased by $0.4 million in the second quarter of fiscal year 2008 compared to the same period in the prior year quarter primarily due to the cost to move its corporate offices and an increase in its currency translation.
In November 2006, the Company’s Brazilian operation decided to modernize its facilities by replacing ten of its older machines with newer machines purchased from the domestic polyester segment. These machine purchases allowed the Brazilian facility to produce tailor made products at higher speeds resulting in lower costs and increased competitiveness. As a result the Company recognized a $2.0 million impairment charge on the older machines during the quarter ended December 24, 2006.
During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at its Dillon, South Carolina facility. The Company sold several machines to a foreign subsidiary and also transferred several other machines to its Yadkinville, North Carolina facility. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. The last five remaining machines were scheduled to be scrapped for spare parts inventory. These eleven remaining machines were written down to fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value will be depreciated over a two year period which is consistent with the life of the lease.
In addition, the Company began negotiations with a third party to sell the manufacturing facility in Kinston, North Carolina. As a result of these negotiations, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, a $0.7 million non-cash impairment charge was recorded in the quarter ended December 23, 2007.

During the second quarter of fiscal year 2008, the Company evaluated the contract termination costs associated with the closure of its Kinston, North Carolina facility for the remainder of its current fiscal year. Refer to the “Corporate Restructuring” section above for further discussion.
Other (income) expense, net includes equity in losses of unconsolidated affiliates, interest expense, interest income, and bad debt expense. The decrease of $3.6 million or 52% in the second quarter of fiscal year 2008 as compared to the same quarter in the prior year was primarily attributable to decreased losses of unconsolidated affiliates of $2.9 million, increased other miscellaneous income of $2.4 million offset by decreased bad debt recoveries of $0.8 million, increased interest expense of $0.5 million and decreased interest income of $0.3 million. The primary increase in other miscellaneous net income relates to $1.3 million of net gains from the sale of assets, $0.8 million in gains from the sale of nitrogen discharge credits associated with the Kinston manufacturing facility, and $0.3 million in other items including currency exchange translations.
The loss from continuing operations before income taxes decreased in the second quarter of fiscal year 2008 to $13.6 million as compared to $19.6 million recorded in the prior year second quarter primarily due to the increased gross profits of $8.3 million, decreased losses of unconsolidated affiliates of $2.9 million, and increased income in other miscellaneous income of $2.4 million, offset by increased restructuring charges of $4.2 million, increased SG&A expenses of $1.6 million, increased net interest expense of $0.8 million, and decreased bad debt recoveries of $0.8 million and increased asset impairment charges of $0.2 million.
The Company’s income tax benefit for the quarter ended December 23, 2007 resulted in an effective tax rate of (42.3)% compared to the quarter ended December 24, 2006 which resulted in an effective tax rate of (8.1)%. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended December 23, 2007 were losses from certain foreign operations taxed at a lower effective rate, state income tax benefit, and a decrease in the valuation allowance.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance to completely offset its U.S. net deferred tax asset. The valuation allowance decreased $1.7 million in the quarter ended December 23, 2007 compared to a $5.1 million increase in the quarter ended December 24, 2006. The net decrease in the valuation allowance for the quarter ended December 23, 2007 consisted of a $1.5 million decrease for a reduction in estimated capital losses related to certain fixed assets, a $0.8 million increase for lower estimates of future realization of U.S. loss carryforwards and other deductible items, a $0.6 million decrease for higher estimates of future realization of certain state net operating loss carryforwards, and a $0.4 million decrease for the offset of deductible temporary differences related to stock-based compensation.
On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). There was $0.2 million cumulative adjustment to retained earnings upon adoption of FIN 48.
The loss from discontinued operations for the second quarter of fiscal years 2008 and 2007 was primarily due to wind up activities associated with the Ireland facility and currency translation adjustments related to all foreign discontinued operations.
Polyester Operations
Polyester unit volume increased 6.3% for the quarter ended December 23, 2007, while average net selling prices increased 7.7% compared to the quarter ended December 24, 2006. Net sales for the polyester segment for the second quarter of fiscal year 2008 increased 14.0% as compared to the same quarter in the prior year. Although volume and net sales were stronger than anticipated for the quarter, this quarter’s increase over prior year second quarter was primarily due to the additional volume from the Company’s acquisition of Dillon Yarn Corporation in January 2007 and improved overall sales pricing in conjunction with increased raw material costs. In the second quarter of fiscal year 2008, raw material prices increased faster than anticipated due to higher costs for monoethylene glycol (“MEG”) globally which negatively impacted gross profits.
Sales in local currency for the Brazilian operation increased 2.0% for the quarter ended December 23, 2007 compared to the same quarter in the prior year due to a decrease in average selling prices of 3.2% and an increase in unit volumes of 5.3%. The movement in currency exchange rates from the fiscal year 2007 to the fiscal year 2008 positively impacted the second quarter of fiscal year 2008 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the quarter period were higher by $5.6 million than what sales would have been using the prior year currency rates.
Gross profit for the polyester segment in the second quarter of fiscal year 2008 increased by $6.4 million to $5.8 million compared to a loss of $0.6 million for the same quarter in the prior year primarily to decreased variable and fixed expenses as a result of cost consolidation efforts and the decline in the Brazilian exchange rate.
SG&A expenses for the second quarter of fiscal year 2008 were $10.2 million compared to $8.1 million in the same quarter in the prior year. The increase in SG&A expenses for the polyester segment relates primarily to $1.5 million in allocated officer severance expenses, $0.9 million in amortization expenses, and $0.2 million in sales and service fees as discussed above in the consolidated SG&A section. These increases were offset by a $0.5 million decrease in overall SG&A expenses for the second quarter of fiscal year 2008.
Nylon Operations
Nylon unit volumes increased 30.3% in the second quarter of fiscal year 2008 compared to the prior year quarter while average selling prices decreased 4.6%. Comparatively, unit volumes in the second quarter fiscal year 2007 decreased 18.9% compared to the same period in fiscal year 2006. This comparison indicates that the volume for the prior year was unusually low primarily due to low market demands. Net sales for the nylon segment for the second quarter of fiscal year 2008 increased 25.7% as compared to the same quarter in the prior year. This increase in net sales was primarily due to continued growth in hosiery production in the CAFTA region as well as continued strength in the shapewear segment.
Gross profit for the nylon segment increased by $2.0 million for the second quarter of fiscal year 2008 to $2.5 million compared $0.4 million in the prior year second quarter. The nylon segment improved its margins as a result of cost reduction efforts and the elimination of a one-time $1.2 million second quarter prior fiscal year energy charge related to a malfunctioning meter.
SG&A expenses allocated to the nylon segment decreased by $0.5 million to $1.8 million for the second quarter of fiscal year 2008 compared to $2.3 million the prior year second quarter. This decrease in SG&A expenses for the nylon segment relates primarily to a reduced allocation percentage of SG&A expense attributable to cost reductions despite an increase of $0.2 million in allocated officer severance expenses.
Corporate
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”). This Plan, which replaced a similar retirement plan, was established for the purpose of providing supplemental retirement benefits for a select group of management employees. In the second quarter of fiscal year 2008, the Company recognized $0.2 million in deferred compensation charges.

On July 26, 2006, the Board authorized the issuance of an additional 1.1 million stock options to certain key employees from the 1999 Long-Term Incentive Plan and on October 24, 2007, the Board authorized the issuance of approximately 1.6 million stock options from the 1999 Long-Term Incentive Plan of which one hundred and twenty thousand were issued to certain Board members and the remaining options were issued to certain key employees. The Company recorded $0.2 million of stock-based compensation during the quarter ended December 24, 2006 and $0.3 million during the quarter ended December 23, 2007. The total estimated stock-based compensation charges over the remaining vesting terms of the stock options equate to $2.6 million. All stock-based compensation charges are recorded as selling, general and administrative expense with the offset to additional paid-in-capital.

Review of Year-To-Date Fiscal Year 2007 compared to Year-To-Date Fiscal Year 2006
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the year-to-date period ended December 23, 2007 and December 24, 2006, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Six-Months Ended
	December 23, 2007		December 24, 2006
		% to Total		% to Total	% Change
Net sales
Polyester	$264,498	74.7	$248,978	76.2	6.2
Nylon	89,407	25.3	77,861	23.8	14.8

Total	$353,905	100.0	$326,839	100.0	8.3

		% to Sales		% to Sales
Gross profit
Polyester	$13,738	3.9	$7,307	2.2	88.0
Nylon	5,575	1.5	3,139	1.0	77.6

Total	19,313	5.4	10,446	3.2	84.9

Selling, general and administrative expenses
Polyester	22,576	6.4	16,957	5.2	33.1
Nylon	3,886	1.1	4,720	1.4	(17.7)

Total	26,462	7.5	21,677	6.6	22.1

Write down of long-lived assets and investment in equity affiliate
Polyester	2,780	0.8	2,002	0.6	38.9
Nylon	—	—	—	—	—
Corporate	4,505	1.3	1,200	0.4	275.4

Total	7,285	2.1	3,202	1.0	127.5

Restructuring charges
Polyester	6,619	1.8	—	—	—
Nylon	218	—	—	—	—

Total	6,837	1.8	—	—	—

Other (income) expense, net	8,428	2.4	15,846	4.9	(46.8)

Loss from continuing operations before income taxes	(29,699)	(8.4)	(30,279)	(9.3)	(1.9)
Benefit for income taxes	(12,688)	(3.6)	(2,139)	(0.6)	493.2

Loss from continuing operations	(17,011)	(4.8)	(28,140)	(8.7)	(39.5)
Income (loss) from discontinued operations, net of tax	77	—	(203)	(0.0)	(137.9)

Net loss	$(16,934)	(4.8)	$(28,343)	(8.7)	(40.3)

As reflected in the tables above, consolidated net sales from continuing operations increased from $326.8 million to $353.9 million which was attributable to increases in both the polyester and nylon segments for the current year-to-date period. Consolidated unit volume increased 0.2% for the current year-to-date period, while average net selling prices increased 8.0% for the same period. Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” below for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations was $19.3 million for the year-to-date period ended December 23, 2007 as compared to $10.4 million for the year-to-date period ended December 24, 2006, an increase of 84.9% and an increase of 2.3% as a percentage of net sales. Although unit volume for fiscal year 2008 was flat as compared to the same prior year period, gross profit on a per-pound basis improved $0.04 per pound. The increase in gross profit for the year-to-date period ended December 23, 2007 was primarily due to cost reductions and manufacturing efficiencies in fiscal year 2008.
Consolidated SG&A increased by $4.8 million or 22.1% for the year-to-date period ended December 23, 2007 as compared to $21.7 million for the same period in the prior year and increased 0.9% as a percentage of sales when compared to the same period in the prior year. The increase in SG&A for the fiscal year was primarily a result of $4.1 million in severance costs, $2.3 million in Dillon acquisition related amortization and service fees, $1.2 million in deposit write-offs, and $0.9 million in professional fees, internal developer fees, telephones, and USTF management fees offset by decreases of $2.1 million in stock-based compensation and deferred compensation charges, $0.9 million in salaries and fringes, $0.4 million in depreciation expenses, and $0.8 million in other miscellaneous expenses. SG&A costs related to the Company’s Brazilian operation increased $0.5 million primarily due to currency exchange rates.
On October 26, 2006, the Company announced its intent to sell a manufacturing facility that the Company leased to a tenant since 1999. As a result of its decision, the Company performed an impairment review and recorded a $1.2 million non-cash impairment charge in the first quarter of fiscal year 2007. For further discussion, refer to the “Corporate” section below.
During the first quarter of fiscal year 2008 in connection with a review of the fair value of USTF during negotiations related to the sale, the Company determined that a review of the carrying value of its investment was necessary. As a result of this review, the Company determined that the carrying value exceeded its fair value. Accordingly, a non-cash impairment charge of $4.5 million was recorded in the first quarter of fiscal year 2008. See Footnote 10. Investments in Unconsolidated Affiliates for discussion related to the sale of USTF.
During the first quarter of fiscal year 2008, the Company’s Brazilian polyester operation continued the modernization plan for its facilities by abandoning four of its older machines with newer machines purchased from the Company’s domestic polyester division. As a result, the Company recognized a $0.5 million non-cash impairment charge on the older machines.
During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at its Dillon, South Carolina facility. The Company sold several machines to a foreign subsidiary and also transferred several other machines to its Yadkinville, North Carolina facility. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. Five were scheduled to be scrapped in for spare parts inventory. These remaining machines were written down to the fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value will be depreciated over a two year period which is consistent with the life of the lease.
In addition, the Company began negotiations with a third party to sell the manufacturing facility located in Kinston, North Carolina. As a result of these negotiations, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, a $0.7 million non-cash impairment charge was recorded in the quarter ended December 23, 2007.

During the first quarter of fiscal year 2008, the Company recorded a severance reserve of $4.3 million which includes $0.8 million relating to the Kinston closing, $2.4 million in connection with the termination of its former Chairman, President, & CEO, and $1.1 million relating to other corporate staff and manufacturing support. In addition, the Company recorded $1.5 million in contract termination costs relating to the Kinston closure.
During the second quarter of fiscal year 2008, the Company evaluated the contract termination costs associated with the closure of its Kinston, North Carolina facility for the remainder of its current fiscal year. The Company accrued for unfavorable contracts costs of $4.6 million related to SLA’s that the Company is obligated to provide through June 2008. The Company recorded an additional $0.4 million in severance costs related to Kinston employees who are associated with providing these SLA services.
Other (income) expense, net includes equity in (earnings) losses of unconsolidated affiliates, interest expense, interest income, and bad debt expense. The decrease in net other expense for the year-to-date period of fiscal year 2008 as compared to the same period in the prior year was primarily attributable to increased earnings of unconsolidated affiliates of $5.0 million, increased other miscellaneous net income of $2.9 million, decreased bad debt expense of $0.5 million, and increased interest income of $0.1 million offset by increased interest expense of $1.1 million. The primary increase in other miscellaneous income relates to $1.6 million in gains from the sale of nitrogen discharge credits associated with the Kinston manufacturing facility and $1.4 million in gains on the sale of property, plant and equipment offset by $0.1 million in other miscellaneous items.
The loss from continuing operations before income taxes decreased in the year-to-date period of fiscal year 2008 to $29.7 million as compared to $30.3 million recorded in the same period in the prior year primarily due to increased gross profit of $8.9 million, increased earnings from unconsolidated affiliates of $5.0 million, other miscellaneous income of $2.9 million, decreased asset impairment charges of $0.4 million, decreased bad debt expense of $0.5 million offset by restructuring charges of $6.8 million, increased SG&A expenses of $4.8 million, the write down of an unconsolidated affiliate of $4.5 million, and increased interest expense, net of $1.0 million.
The Company’s income tax benefit for the year-to-date period ended December 23, 2007 resulted in an effective tax rate of (42.7)% compared to the year-to-date period ended December 24, 2006 which resulted in an effective tax rate of (7.1)%. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the year-to-date period ended December 23, 2007 were losses from certain foreign operations taxed at a lower effective rate, state income tax benefit, and a decrease in the valuation allowance.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance against its deferred tax assets relating primarily to North Carolina income tax credit carryforwards and capital losses. The valuation allowance decreased $6.8 million in the year-to-date period ended December 23, 2007 compared to a $5.1 million increase in the year-to-date period ended December 24, 2006. The net decrease in the valuation allowance for the year-to-date period ended December 23, 2007 consisted of a $4.1 million decrease for the derecognition of unrealized tax benefits with respect to North Carolina income tax credit carryforwards, a $3.5 million decrease for a reduction in estimated capital losses related to certain fixed assets offset by a $0.8 million increase for lower estimates of future realization of U.S. loss carryforwards and other deductible items.
On June 25, 2007, the Company adopted FIN 48. There was $0.2 million cumulative adjustment to retained earnings upon adoption of FIN 48.
The loss from discontinued operations for the year-to-date periods of fiscal years 2008 and 2007 was primarily due to wind up activities associated with the Ireland facility and currency translation adjustments related to all foreign discontinued operations.

Polyester Operations
Polyester unit volume decreased 1.1% for the year-to-date period ended December 23, 2007, while average net selling prices increased 7.3% compared to the prior year-to-date period. The increase in net sales of $15.5 million for the year-to-date period ended December 23, 2007 as compared to the same period in the prior year was primarily due to improved overall sales pricing.
Sales in local currency for the Brazilian operation decreased 5.3% for the year-to-date period ended December 23, 2007 compared to the same period in the prior year due to a decrease in average selling prices of 2.8% and a decrease in unit volumes of 2.6%. The movement in currency exchange rates from the prior year-to-date period to the current year-to-date period positively impacted the current year-to-date period sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the year-to-date period ended December 23, 2007 were $8.3 million higher than what sales would have been using the same period in the prior year currency rates.
Gross profit for the polyester segment for the year-to-date period ended December 23, 2007 increased by $6.4 million from the same period in the prior year due to the manufacturing efficiencies.
SG&A expenses for the year-to-date period ended December 23, 2007 were $22.6 million compared to $17.0 million in the same period in the prior year. The increase in SG&A expenses for the polyester segment relates primarily to allocated officer severance expenses of $4.7 million, and $2.3 million Dillon acquisition related expenses offset by $0.2 million for decreased deferred compensation charges and a decrease in overall allocated SG&A expenses.
As discussed above in the consolidated section, the Company recorded $2.2 million in non-cash asset impairment charges related to the polyester segment in the second quarter of fiscal year 2008.
As discussed above, in the second quarter of fiscal year 2007, the Company’s Brazilian operation recognized a $2.0 million impairment charge which included the book value of ten abandoned machines and the related dismantling and removal costs. In fiscal year 2008, the Company recorded $0.5 million of asset impairments from its Brazilian operations and $1.6 million of asset impairments related to its assets in Dillon, South Carolina.
Nylon Operations
Nylon segment volume for the year-to-date period ended December 23, 2007 increased 12.4% when compared to the same period in the prior year while average selling prices increased 2.4%. Net sales for the nylon segment increased 14.8%. The increase in net sales for the year-to-date period ended December 23, 2007 as compared to the same period in the prior year was primarily due to greater sales of hosiery products.
Gross profit for the nylon segment increased $2.4 million to $5.6 million in the year-to-date period ended December 23, 2007 compared to the same period in the prior year. The increase in gross profit is attributable primarily to higher sales prices, higher volumes, and improved manufacturing efficiencies.
SG&A expenses allocated to the nylon segment decreased $0.8 million to $3.9 million in the year-to-date period ended December 23, 2007 compared to the same period in the prior year. SG&A expenses as a percentage of nylon net sales were 4.3% for the year-to-date period ended December 23, 2007 compared to 6.1% for the same period in the prior year. The decrease in SG&A expenses for the nylon segment relates primarily to a reduced allocation percentage of SG&A expense attributable to cost drivers of the polyester and nylon mix.

Corporate
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”), and as a result, recognized $1.4 million in deferred compensation charges for the year-to-date period ended December 24, 2006. This Plan, which replaced a similar retirement plan, was established for the purpose of providing supplemental retirement benefits for a select group of management employees. For the year-to-date period of ended December 23, 2007, the Company recognized $0.2 million in deferred compensation charges.
On October 26, 2006, the Company announced its intent to sell a manufacturing facility that the Company had leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company evaluated the recoverability of the long-lived asset and determined that the carrying amount of the property exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $1.2 million during the first quarter of fiscal year 2007, which included $0.1 million in estimated selling costs that will be paid from the proceeds of the sale when it occurs.
On July 26, 2006, the Board authorized the issuance of an additional 1.1 million stock options to certain key employees from the 1999 Long-Term Incentive Plan and on October 24, 2007, the Board authorized the issuance of approximately 1.6 million stock options from the 1999 Long-Term Incentive Plan of which one hundred and twenty thousand were issued to certain Board members and the remaining options were issued to certain key employees. The Company recorded $1.2 million of stock-based compensation during the quarter ended December 24, 2006 and $0.4 million during the quarter ended December 23, 2007. As of December 23, 2007, the total estimated stock-based compensation charges over the remaining vesting terms of the stock options equate to $2.6 million. All stock-based compensation charges are recorded as selling, general and administrative expense with the offset to additional paid-in-capital.
Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash, restricted cash, cash provided by operations, assets held for sale and amounts available under its asset-based revolving credit facility. The Company’s primary capital requirements are working capital, capital expenditures, and debt payments.
Cash Provided By (Used In) Continuing Operations
Cash flows from operations declined by $9.7 million for the first six months of fiscal year 2008 when compared to the same period in the prior fiscal year. The decrease in operating cash flows is primarily a result of an increase in working capital. The components of the decline in cash used in operations include increased cash collections from customers of $9.7 million, increased cash from other income items of $2.0 million, decreased cash paid for taxes of $0.8 million, decreased cash paid for restructuring charges of $1.3 million, and decreased cash paid for wages, salaries, and fringes of $1.1 million offset by increased cash payments to suppliers of $22.8 million and increased cash paid for interest expense of $1.8 million. Other income items include interest income, distributions from equity affiliates, and sales of nitrogen discharge credits related to the Company’s Kinston facility.
Cash payments to suppliers increased in part due to the Company taking advantage of discounts offered by its suppliers for early payment. In addition, since the Company closed its Kinston facility, inventories have naturally declined along with the associated accounts payable.
Working Capital
Accounts receivable increased 5.6% from $94.0 million at June 24, 2007 to $99.3 million at December 23, 2007. The primary reason for the increase is due to the higher export sales volumes which have a longer collection period than domestic sales. Days in sales outstanding increased from 46.2 days to 50.5 days due to the customer receivable mix in outstanding accounts receivable at December 23, 2007. Inventory decreased 8.5% from $132.3 million to $121.1 million due to the closure of its Kinston facility. Accounts payable has also decreased 23.6% due to the Kinston closure and the Company’s new supplier discount policy. The Company expects its working capital to stabilize over the next several months as the effects of closing the Kinston facility on working capital subside.
In November 2007, the Company paid $10.9 million for the interest payment on its $190.0 million senior secured notes.
The Company ended the second quarter of fiscal year 2008 with working capital of $193.7 million compared to working capital at June 24, 2007 of $198.8 million. The current ratio increased from 3.0 as of June 24, 2007 to 3.2 as of December 23, 2007.
Cash Used In Investing and Financing Activities
The Company provided $1.2 million for net investing activities and used $11.7 million in net financing activities during the year-to-date period ended December 23, 2007. The primary cash expenditures for investing and financing activities during this period included $11.0 million for payment of long-term debt, $14.8 million for increased in restricted cash, $3.8 million in capital expenditures, and $0.7 million for other financing activities offset by the proceeds from the sale of capital assets of $10.5 million, and proceeds from the sale of equity affiliate of $8.8 million, and return of capital from equity affiliates of $0.5 million.
The Company expects to pay the current portion of $1.3 million for its 2008 notes which come due in February 2008. This will result in an annual interest savings of $0.1 million per year going forward.
The Company estimates its fiscal year 2008 capital expenditures will be within a range of $10.0 million to $12.0 million. The Company has a restricted cash account reserved as first priority collateral in accordance with its long-term borrowing agreement (the “First Priority Collateral”). As of December 23, 2007, the Company had $18.8 million in restricted cash funds available for capital expenditures and additional qualifying assets. The Company expects to receive an additional $4.0 million in proceeds from the sale of properties which when added to the restricted cash funds will exceed its projected domestic capital expense budget for fiscal year 2008. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.
The Company believes that cash generated by operations, together with access to its amended revolving credit agreement (the “Amended Credit Agreement”) as described below, will be sufficient to meet all operating and capital needs in the foreseeable future.
Long-Term Debt
In May 2006, the Company amended its asset-based revolving credit facility with the Amended Credit Agreement to provide a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity from 2006 to 2011, and to revise some of its other terms and covenants. The Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

Borrowings under the Amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% for LIBOR rate revolving loans and prime plus 0.00% to 0.50% for the prime rate revolving loan. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at December 23, 2007 was 7.25% for the prime rate revolving loan. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base.
As of December 23, 2007, the Company had three separate LIBOR rate revolving loans outstanding under the credit facility; a $5.0 million, 6.98%, ninety day loan, a $10.0 million, 6.63% sixty day loan, and a $10.0 million, 6.88%, ninety day loan. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available. As of December 23, 2007, under the terms of the Amended Credit Agreement, the Company had remaining availability of $70.7 million.
The Amended Credit Agreement contains affirmative and negative customary covenants for asset based loans that restrict future borrowings and capital spending. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of our capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on our property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. As of December 23, 2007, the Company was in compliance with the loan covenants.
The Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, includes a required minimum fixed charge coverage ratio of 1.1 to 1.0.
On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes which mature on May 15, 2014 (the “2014 notes”). The estimated fair value of the 2014 notes, based on quoted market prices, at December 23, 2007 and June 24, 2007, was approximately $155.8 million and $188.1 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth of November and May each year.
In accordance with the 2014 notes collateral documents and the indenture, the net proceeds of sales of the First Priority Collateral are required to be deposited into a separate account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of December 23, 2007 and June 24, 2007, the Company had $18.8 million and $4.0 million, respectively, of restricted funds available to purchase additional qualifying assets.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations-Revised” (“SFAS 141R”). This new standard replaces SFAS 141 “Business Combinations”. SFAS 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” be identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.
In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financials Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement provides entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the provisions of SFAS 159 and has not determined if it will make any elections for fair value reporting of its assets.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The Company is in the process of determining the financial impact of the partial adoption of SFAS 157 on its results of operations and financial condition.
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
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is January 2008 and April 2008, respectively.
The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 23,	June 24,
	2007	2007
Foreign currency purchase contracts:
Notional amount	$1,178	$1,778
Fair value	1,182	1,783

Net (gain) loss	$(4)	$(5)

Foreign currency sales contracts:
Notional amount	$638	$397
Fair value	648	400

Net (gain) loss	$10	$3

For the quarters ended December 23, 2007 and December 24, 2006, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in a pre-tax loss of $0.1 million and pre-tax income of $0.1 million, respectively. For the year-to-date periods ended December 23, 2007 and December 24, 2006, the total impact of foreign currency related items was pre-tax loss of $0.5 million and pre-tax income of $0.4 million, respectively.

Raw Material Supply: The Company depends on a limited number of third parties for certain of its raw material supplies. Although alternative sources of raw materials exist, the Company may not be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. In addition, the Company in the past and may in the future experience interruptions or limitations in the supply of raw materials, which would increase its product costs and could have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 23, 2007.
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
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended December 23, 2007:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
09/24/07 — 10/23/07	—	—	—	6,807,241
10/24/07 — 11/23/07	—	—	—	6,807,241
11/24/07 — 12/23/07	—	—	—	6,807,241

Total	—	—	—

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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
The Shareholders of the Company at their Annual Meeting held on October 24, 2007, elected the following directors to serve until the Annual Meeting of the Shareholders in 2008 or until their successors are elected and qualified.

	Votes	Votes
Name of Director	in Favor	Withheld

William J. Armfield, IV	48,092,831	7,267,861
R. Roger Berrier, Jr.	53,170,091	2,190,601
William L. Jasper	54,597,079	763,613
Kenneth G. Langone	54,560,565	800,127
Chiu Cheng Anthony Loo	54,591,259	769,433
George R. Perkins, Jr.	52,762,586	2,598,106
William M. Sams	54,570,905	789,787
G. Alfred Webster	41,345,926	14,014,766
Stephen Wener	52,827,846	2,532,846
Item 5. Other Information
Not applicable.
Item 6. Exhibits
3.1	Restated By-laws of Unifi, Inc., (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 20, 2007).

10.1
*Severance Agreement, executed October 4, 2007, by and between the Company and William Lowe, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s current report Form 8-K dated October 4, 2007).

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

UNIFI, INC.
Date: February 1, 2008	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer