Form 10-Q
period 2008-03-23
UNIFI INC
filed 2008-05-02
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 23, 2008
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
Registrant’s telephone number, including area code: (336) 294-4410
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 1, 2008 was 60,588,900.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended March 23, 2008

Part.1 Financial Information
Item.1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 23,	June 24,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,187	$40,031
Receivables, net	99,123	93,989
Inventories	128,903	132,282
Deferred income taxes	2,078	9,923
Assets held for sale	—	7,880
Restricted cash	16,374	4,036
Other current assets	12,774	11,973

Total current assets	285,439	300,114

Property, plant and equipment	886,306	913,144
Less accumulated depreciation	(703,037)	(703,189)

	183,269	209,955

Investments in unconsolidated affiliates	79,390	93,170
Intangible assets, net	39,837	42,290
Other noncurrent assets	20,349	20,424

Total assets	$608,284	$665,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,465	$61,620
Accrued expenses	31,559	28,278
Income taxes payable	1,343	247
Current maturities of long-term debt and other current liabilities	11,218	11,198

Total current liabilities	89,585	101,343

Long-term debt and other liabilities	221,281	236,149
Deferred income taxes	858	23,507
Commitments and contingencies
Shareholders’ equity:
Common stock	6,059	6,054
Capital in excess of par value	24,569	23,723
Retained earnings (Note 2)	253,723	270,800
Accumulated other comprehensive income	12,209	4,377

	296,560	304,954

Total liabilities and shareholders’ equity	$608,284	$665,953

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended		For the Nine-Months Ended
	Mar. 23,	Mar. 25,	Mar. 23,	Mar. 25,
	2008	2007	2008	2007
Net sales	$169,836	$178,202	$523,741	$505,041
Cost of sales	156,404	164,814	490,996	481,207
Selling, general & administrative expenses	10,080	11,177	36,542	32,854
Provision for bad debts	87	2,274	152	2,872
Interest expense	6,308	6,610	19,598	18,786
Interest income	(651)	(707)	(2,231)	(2,217)
Other (income) expense, net	(897)	(2,462)	(4,087)	(2,705)
Equity in (earnings) losses of unconsolidated affiliates	(757)	(352)	(914)	4,473
Restructuring (recoveries) charges	(2,199)	—	4,638	—
Write down of long-lived assets	—	12,870	2,780	16,072
Write down of investment in unconsolidated affiliate	—	—	4,505	—

Income (loss) from continuing operations before income taxes	1,461	(16,022)	(28,238)	(46,301)
Provision (benefit) for income taxes	1,394	(2,099)	(11,294)	(4,238)

Income (loss) from continuing operations	67	(13,923)	(16,944)	(42,063)
Income (loss) from discontinued operations – net of tax	(55)	666	22	463

Net income (loss)	$12	$(13,257)	$(16,922)	$(41,600)

Losses per common share (basic and diluted):
Net income (loss) — continuing operations	$—	$(.23)	$(.28)	$(.77)
Net income — discontinued operations	—	.01	—	.01

Net income (loss) — basic and diluted	$—	$(.22)	$(.28)	$(.76)

Weighted average outstanding shares of common stock (basic and diluted)	60,589	59,803	60,560	54,733
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Nine-Months Ended
	March 23,	March 25,
	2008	2007
Cash and cash equivalents at beginning of year	$40,031	$35,317
Operating activities:
Net loss	(16,922)	(41,600)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Income from discontinued operations	(22)	(463)
(Earnings) losses of unconsolidated equity affiliates, net of distributions	262	4,473
Depreciation	27,568	31,701
Amortization	3,486	1,967
Stock-based compensation expense	724	1,433
Deferred compensation expense	(425)	1,540
Net gain on asset sales	(1,872)	(1,593)
Non-cash write down of long-lived assets	2,780	16,072
Non-cash write down of investment in unconsolidated affiliate	4,505	—
Non-cash portion of restructuring charges, net	4,638	—
Deferred income tax benefit	(14,951)	(5,832)
Provision for bad debts	152	2,872
Split dollar life insurance proceeds, net	—	1,761
Other	(263)	93
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(11,083)	(16,035)

Net cash used in continuing operating activities	(1,423)	(3,611)

Investing activities:
Capital expenditures	(7,310)	(5,502)
Acquisition	—	(42,222)
Proceeds from sale of equity affiliate	8,750	—
Change in restricted cash	(12,338)	(1,000)
Collection of notes receivable	269	766
Proceeds from sale of capital assets	15,797	2,399
Return of capital from equity affiliates	—	229
Split dollar life insurance premiums	(217)	(217)
Other	(793)	(669)

Net cash provided by (used in) investing activities	4,158	(46,216)

Financing activities:
Borrowing of long-term debt	—	40,000
Payment of long-term debt	(16,000)	—
Other	(2,142)	(1,168)

Net cash provided by (used in) financing activities	(18,142)	38,832

Cash flows of discontinued operations:
Operating cash flow	(230)	463

Net cash provided by (used in) discontinued operations	(230)	463

Effect of exchange rate changes on cash and cash equivalents	1,793	1,995

Net decrease in cash and cash equivalents	(13,844)	(8,537)

Cash and cash equivalents at end of period	$26,187	$26,780

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet of Unifi, Inc. (The “Company”) at June 24, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 24, 2007, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 23, 2008, and the results of operations and cash flows for the periods ended March 23, 2008 and March 25, 2007. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 24, 2007. Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 62 to 68 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007.

2.	Inventories

The Company’s significant accounting policies are listed in “Note 1 Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Company’s Form 10-K for the fiscal year ended June 24, 2007. As of the date hereof, there has been no significant developments with respect to significant accounting policies since June 24, 2007, other than the following:

Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method.

Inventories are comprised of the following (amounts in thousands):

	March 23,	June 24,
	2008	2007
Raw materials and supplies	$54,469	$49,690
Work in process	7,469	8,171
Finished goods	66,965	74,421

	$128,903	$132,282

On June 25, 2007, the Company changed its method of accounting for certain inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company applied this change in method of inventory costing by retrospective application to the prior years’ financial statements. The Company believes the change is preferable because the FIFO inventory method is predominantly used in the industry in which the Company operates; and therefore, the change will make the comparison of results among these companies more consistent. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because it reflects more recent costs in the balance sheet. Moreover, the change also conforms all of the Company’s raw material, work-in-process and finished goods inventories to a single costing method.

The impact of the change in method of accounting on certain financial statement line items is as follows (amounts in thousands, except per share data):

	March 23,	March 25,	March 23,	March 25,
	2008	2007	2008	2007	June 24, 2007	June 25, 2006	June 26, 2005
Increase / (Decrease)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(39 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Balance Sheets:
Inventories	$3,907	$6,047	$3,907	$6,047	$8,155	$7,323	$3,492
Current deferred taxes	(1,500)	(2,322)	(1,500)	(2,322)	(3,132)	(2,812)	(1,372)
Noncurrent deferred taxes	—	—	—	—	—	—	32
Retained earnings	2,407	3,725	2,407	3,725	5,023	4,511	2,152

Statements of Operations:
Cost of sales	2,638	62	4,248	1,276	(832)	(3,831)	(2,924)
Income (loss) from continuing operations	(2,638)	(62)	(4,248)	(1,276)	832	3,831	2,924
Provision (benefit) for income taxes	(1,013)	(24)	(1,631)	(490)	320	1,472	1,122
Net income (loss)	(1,625)	(38)	(2,617)	(786)	512	2,359	1,802
Per share of common stock: (basic and diluted)
Net income (loss) per share	(.03)	(.00)	(.04)	(.01)	.01	.05	.03

Cash Flow Statements:
Net income (loss)	(1,625)	(38)	(2,617)	(786)	512	2,359	1,802
Change in inventories	2,638	62	4,248	1,276	(832)	(3,831)	(2,924)
Deferred income tax	(1,013)	(24)	(1,631)	(490)	320	1,472	1,122
Net cash provided by operating activities	—	—	—	—	—	—	—

Note:
The disclosure is selective in nature and only addresses the specific accounting impact from the change in inventory accounting methods. The disclosure does not address other potential effects (whether financial or operational) that could have impacted the Company’s results of operations or financial position if the Company had elected to remain on the LIFO accounting method for inventories during the thirteen weeks and thirty-nine weeks ended March 23, 2008.

As a result of the accounting change, retained earnings as of June 24, 2007 increased $5.0 million from $265.8 million, as originally reported using the LIFO method for certain inventories, to $270.8 million using the FIFO method.

3.	Accrued Expenses

Accrued expenses are comprised of the following (amounts in thousands):

	March 23,	June 24,
	2008	2007
Payroll and fringe benefits	$9,568	$8,256
Severance	2,416	877
Interest	8,032	2,849
Utilities	2,394	4,324
Restructuring	3,428	5,685
Retiree benefits	2,377	2,470
Property taxes	763	1,514
Other	2,581	2,303

	$31,559	$28,278

4.	Income Taxes

The Company’s income tax expense for the quarter ended March 23, 2008 resulted in an effective tax rate of 95.4 % compared to the quarter ended March 25, 2007 which resulted in an effective tax rate of negative 13.1%. The Company’s income tax benefit for the year-to-date period ended March 23, 2008 resulted in an effective tax rate of negative 40.0% compared to the year-to-date period ended March 25, 2007 which resulted in an effective tax rate of negative 9.2%. The primary differences between the Company’s income tax expense and the U.S. statutory rate for the quarter ended March 23, 2008 were losses from certain foreign operations taxed at a lower effective rate, stock based compensation, and an increase in the valuation allowance. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the year-to-date period ended March 23, 2008 were losses from certain foreign operations taxed at a lower effective rate, state income tax benefit, and a decrease in the valuation allowance.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance to completely offset its U.S. net deferred tax asset. The valuation allowance increased $0.2 million and decreased $6.7 million in the quarter and year-to date periods ended March 23, 2008, respectively, compared to increases of $2.9 million and $8.0 million in the quarter and year-to-date periods ended March 25, 2007, respectively. The increase in the valuation allowance for the quarter ended March 23, 2008 was primarily due to lower estimates of future realization of U.S. loss carryforwards and other deductible items. The decrease in the valuation allowance for the year-to-date period ended March 23, 2008 was primarily due to derecognition of unrealized tax benefits with respect to North Carolina income tax credit carryforwards, a reduction in estimated capital losses related to certain property, plant, and equipment, and lower estimates of future realization of U.S. loss carryforwards and other deductible items.

On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. There was a $0.2 million cumulative adjustment to retained earnings on adoption of FIN 48.

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

There was no change in the amount of unrecognized tax benefits or related interest and penalties during the quarter and year-to-date periods ended March 23, 2008.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2007, for non-U.S. income taxes for tax years 2000 through 2007, and for state and local income taxes for fiscal years 2001 through 2007. The Company’s U.S. federal income tax return for fiscal year 2006 is currently under examination.

5.	Comprehensive Income (Loss)

Comprehensive income (loss) amounted to $1.3 million for the third quarter of fiscal year 2008 and comprehensive loss of $9.1 million for the year-to-date periods of fiscal year 2008, respectively, compared to comprehensive losses of $10.5 million and $37.2 million for the third quarter and the year-to-date periods of fiscal year 2007. Comprehensive losses were comprised of net income of $0.0 million and net losses of $16.9 million for the third quarter and year-to-date periods of fiscal year 2008, respectively, and foreign translation gains of $1.3 million and $7.8 million, respectively. Comparatively, comprehensive losses for the corresponding periods in the prior fiscal year were derived from net losses of $13.3 million and $41.6 million, and foreign translation gains of $2.8 million and $4.4 million, respectively. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

6.	Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” requiring enhancements to the SFAS No.133 disclosure requirements for derivative and hedging activities. The objective of the enhanced disclosure requirement is to provide the user of financial statements with a clearer understanding of how the entity uses derivative instruments; how derivatives are accounted for; and how derivatives affect an entity’s financial position, cash flows and performance. The statement applies to all derivative and hedging instruments. SFAS No.161 is effective for all fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating its current disclosures of derivative and hedging instruments and the impact SFAS No.161 will have on its future disclosures.

In December 2007, the FASB issued SFAS No.141R, “Business Combinations-Revised”. This new standard replaces SFAS No.141 “Business Combinations”. SFAS No.141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS No.141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No.160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement provides entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the provisions of SFAS No. 159 and has not determined if it will make any elections for fair value reporting of its assets.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On December 14, 2007, the FASB issued proposed Staff Position (‘FSP”) FAS 157-b which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The Company is in the process of determining the financial impact of the partial adoption of SFAS No. 157 on its results of operations and financial condition.

7.	Segment Disclosures

The following is the Company’s selected segment information for the quarter and nine-month periods ended March 23, 2008 and March 25, 2007 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended March 23, 2008:
Net sales to external customers	$126,247	$43,589	$169,836
Intersegment net sales	2,718	718	3,436
Segment operating income	3,072	2,479	5,551
Total assets	380,948	96,884	477,832

Quarter ended March 25, 2007:
Net sales to external customers	$138,167	$40,035	$178,202
Intersegment net sales	1,421	587	2,008
Segment operating loss	(3,382)	(7,277)	(10,659)
Total assets	417,412	119,888	537,300

The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	March 23,	March 25,
	2008	2007
Reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes:
Reportable segments operating income (loss)	$5,551	$(10,659)
Provision for bad debts	87	2,274
Interest expense, net	5,657	5,903
Other (income) expense, net	(897)	(2,462)
Equity in earnings of unconsolidated affiliates	(757)	(352)

Income (loss) from continuing operations before income taxes	$1,461	$(16,022)

	Polyester	Nylon	Total
Nine-Months ended March 23, 2008:
Net sales to external customers	$390,743	$132,998	$523,741
Intersegment net sales	7,253	2,592	9,845
Segment operating income (loss)	(15,147)	3,932	(11,215)

Nine-Months ended March 25, 2007:
Net sales to external customers	$387,145	$117,896	$505,041
Intersegment net sales	5,335	3,683	9,018
Segment operating loss	(15,034)	(8,858)	(23,892)
The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Nine-Months Ended
	March 23,	March 25,
	2008	2007
Reconciliation of segment operating loss to loss from continuing operations before income taxes:
Reportable segments operating loss	$(11,215)	$(23,892)
Provision for bad debts	152	2,872
Interest expense, net	17,367	16,569
Other (income) expense, net	(4,087)	(2,705)
Equity in (earnings) losses of unconsolidated affiliates	(914)	4,473
Write down of long-lived assets	—	1,200
Write down of investment in unconsolidated affiliate	4,505	—

Loss from continuing operations before income taxes	$(28,238)	$(46,301)

For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales, allocated selling, general and administrative expenses, restructuring (recoveries) charges, and write down of long-lived assets. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. Intersegment sales are recorded at market.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, interest expense, net, corporate asset impairments, and certain unallocated selling, general and administrative expenses.

Segment operating loss excluded the provision for bad debts of $0.1 million and $2.3 million for the current and prior year third quarter periods, respectively, and $0.2 million and $2.9 million for the year-to-date periods, respectively.

The total assets for the polyester segment decreased from $419.4 million at June 24, 2007 to $380.9 million at March 23, 2008 due primarily to decreases in property, plant, and equipment, cash, inventory, deferred taxes, assets held for sale, and other assets of $15.9 million, $10.4 million, $6.1 million, $4.0 million, $3.6 million, and $1.9 million, respectively. These decreases were offset by increases in other current assets and accounts receivable of $1.8 million and $1.6 million, respectively. The total assets for the nylon segment decreased from $110.7 million at June 24, 2007 to $96.9 million at March 23, 2008 due primarily to decreases in property, plant, and equipment, assets held for sale, deferred tax assets, and accounts receivable of $10.5 million, $3.4 million, $2.6 million, and $0.2 million, respectively. These decreases were offset by increases in inventory and cash of $2.7 million and $0.2 million, respectively.

8.	Stock-Based Compensation

During the fourth quarter of fiscal year 2006, the Board of Directors (“Board”) authorized the issuance of 150,000 stock options from the 1999 Long-Term Incentive Plan to certain key employees. These stock options vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

In the first quarter of fiscal year 2007, the Board authorized the issuance of approximately 1.1 million stock options from the 1999 Long-Term Incentive Plan to certain key employees. With the exception of the immediate vesting of 300,000 stock options granted to the former Chairman, President and Chief Executive Officer (“CEO”), the remaining stock options vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

On October 24, 2007, the Board authorized the issuance of approximately 1.6 million stock options from the Long-Term Incentive Plan of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. The stock options issued to key employees are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The stock options issued to certain Board members are subject to a similar market condition in that one half of each member’s options vest on the date that the closing price of the Company’s common stock shall have been at least $8.00 per share for thirty consecutive trading days and the remaining one half vest on the date that the closing price of the Company’s common stock shall have been at least $10.00 per share for thirty consecutive trading days. The Company used a Monte Carlo stock option model to estimate fair value and the derived vesting periods which range from 2.4 to 3.9 years.

As a result of these grants, the Company incurred $0.3 million and $0.2 million in the third quarters of fiscal years 2008 and 2007, respectively, and $0.7 million and $1.4 million for the year-to-date periods, respectively, in stock-based compensation charges which were recorded as selling, general and administrative expense with the offset to additional paid-in-capital.

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

Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although up to 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is March 2008 and July 2008, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 23,	June 24,
	2008	2007
Foreign currency purchase contracts:
Notional amount	$1,329	$1,778
Fair value	1,312	1,783

Net (gain) loss	$17	$(5)

Foreign currency sales contracts:
Notional amount	$1,415	$397
Fair value	1,469	400

Net (gain) loss	$54	$3

For the quarters ended March 23, 2008 and March 25, 2007, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in pre-tax income of $0.2 million and pre-tax loss of $0.1 million, respectively. For the year-to-date periods ended March 23, 2008 and March 25, 2007, the total impact of foreign currency related items was pre-tax loss of $0.3 million and pre-tax income of $0.3 million, respectively.

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

Condensed balance sheet information as of March 23, 2008, and income statement information for the quarter and year-to-date periods ended March 23, 2008, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

As of
March 23, 2008
Current assets	$172,866
Noncurrent assets	164,720
Current liabilities	71,460
Noncurrent liabilities	—
Shareholders’ equity and capital accounts	266,127

	For the Quarter Ended	For the Nine-Months Ended
	March 23, 2008	March 23, 2008
Net sales	$153,623	$460,567
Gross profit	3,978	14,619
Loss from operations	(676)	(668)
Net income	3,104	2,886

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

The Company’s management has been aggressively working with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”) to restructure the joint venture. At this time, the Company believes that the issues the joint venture is facing in China go beyond difficult market conditions related to raw material price increases or fluctuations in demand. In light of these concerns, the Company is exploring all strategic alternatives in China, including the possible re-sizing of the joint venture and adjusting its product mix or exiting the joint venture all together. There can be no assurance that such restructuring will be successful and in the event it is not successful, the Company will consider exiting the joint venture. At this time, the Company does not believe either alternative will have a material impact on its financial position. Nevertheless, the Company remains committed to serving its Asian customer base with value-added products produced in China.

11.	Severance and Restructuring Charges

During the first quarter of fiscal year 2008, the Company recorded $2.4 million in connection with the termination of its former Chairman, President and CEO, and $1.1 million relating to other corporate staff and manufacturing support. During the second quarter fiscal 2008, the Company announced that it entered into a severance agreement which provided for the termination of the Company’s former Vice President, Chief Operating Officer and Chief Financial Officer, and as a result, the Company recorded an additional severance charge of $1.7 million in the second quarter of fiscal year 2008. As of March 23, 2008, the Company classified $2.0 million of the executive severance as long term.

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

During the third quarter of fiscal year 2008, the Company settled certain disputed amounts with the Kinston tenant related to site services reimbursements and as a result reduced the reserve by a net $2.2 million with an offset to restructuring recoveries.

In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of its facility in Altamahaw, North Carolina. In the second quarter of fiscal year 2008, the Company negotiated the remaining obligation on the lease and as a result recorded a $0.4 million favorable adjustment resulting in a remaining lease obligation of $2.0 million at December 23, 2007. During the third quarter of fiscal year 2008, the Company paid the remaining $2.0 million related to the cancellation of the lease obligation.

Total charges for severance and restructuring were $9.9 million for fiscal year 2008 of which $4.6 million was recorded as restructuring charges, $4.1 million was recorded as selling, general and administrative expenses charges, and $1.2 million was recorded as cost of goods sold. For segment reporting, $9.1 million was reflected in the polyester segment and $0.8 million in the nylon segment.

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

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the year-to-date period ended March 23, 2008 (amounts in thousands):

	Balance at				Balance at
	June 24, 2007	Charges	Adjustments	Amounts Used	March 23, 2008

Accrued severance	$877	6,506	206	(3,136)	$4,453
Accrued restructuring	$5,685	4,029	(578)	(5,708)	$3,428
12.	Impairment Charges

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

In addition, during the second quarter of fiscal year 2008, the Company began negotiations with a third party to sell Kinston. As a result of these negotiations, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, the Company recorded $0.7 million in non-cash impairment charges. The Company closed on the sale of the facility in the third quarter of fiscal year 2008. See Footnote 13. Assets Held For Sale for further discussion of the sale of this facility.

During the first quarter of fiscal year 2007, the Company announced its intent to sell a manufacturing facility that the Company leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluated the recoverability of the long-lived asset and determined that the carrying amount of the property exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $1.2 million during the first quarter of fiscal year 2007.

In November 2006, the Company’s Brazilian operation decided to modernize its facilities by replacing ten of its older machines with newer machines purchased from the domestic polyester segment. These machine purchases allowed the Brazilian facility to produce tailor made products at higher speeds resulting in lower costs and increased competitiveness. As a result, the Company recognized a $2.0 million impairment charge on the older machines during the second quarter of fiscal year 2007.

13.	Assets Held for Sale

As of June 24, 2007, the Company had assets held for sale which consisted of land of $0.6 million, buildings of $6.6 million, and leasehold improvements of $0.7 million relating to three manufacturing facilities and one warehouse. During the first quarter of fiscal year 2008, the Company completed the sale of one property held for sale. On June 25, 2007, the Company sold its Plant 5 manufacturing facility located in Madison, North Carolina. Net proceeds from this transaction were $2.1 million.

During the second quarter of fiscal year 2008, the Company completed the sale of two properties held for sale. On September 28, 2007, the Company completed the sale of its Plant 7 manufacturing facility located in Madison, North Carolina. Net proceeds from this transaction were $1.5 million. On December 19, 2007, the Company completed the sale of an idle manufacturing facility in Reidsville, North Carolina. Net proceeds from this transaction were $0.5 million.

On March 11, 2008, the Company completed the sale of its idle manufacturing facility in Dillon, South Carolina. Net proceeds from this transaction were $3.9 million.

On March 20, 2008, the Company completed the sale of assets located at Kinston for $3.0 million. As part of the closing, the Company paid $3.0 million towards dismantlement and recovery work negotiated by the buyer. The Company retains certain rights to sell idle assets for a period of two years. If after the two year period the assets have not sold, the Company will convey them to the buyer for no value. As of March 23, 2008, these assets which have no net book value are the only assets that the Company has classified as available for sale.

14.	Related Party Transaction

On March 20, 2008, the Company completed the sale of its manufacturing facility located in Dillon, South Carolina to a buyer which is managed by Mr. Stephen Wener, the Company’s Chairman of the Board. Mr. Wener also has a 13.5% ownership interest in and is the sole manager of an entity which owns 50% of the buyer. Net proceeds from this transaction were $3.9 million.

15.	Other (Income) Expense

The following table summarizes Other (income) expense, net (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	Mar. 23,	Mar. 25,	Mar. 23,	Mar. 25,
	2008	2007	2008	2007
(Gain) loss on sale of assets	$(459)	$(1,833)	$(1,872)	$(1,592)
Gain from sale of nitrogen credits	—	—	(1,614)	—
Technology fee income	(187)	(664)	(875)	(1,039)
Currency (gain) loss	(153)	65	305	(303)
Other, net	(98)	(30)	(31)	229

Other (income) expense, net	$(897)	$(2,462)	$(4,087)	$(2,705)

16.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European Division. The manufacturing facilities in Ireland ceased operations on October 31, 2004. The Company is in the process of settling its obligations relating to the closure.

17.	Commitments and Contingencies

In February 2007, the Company received notice of a claim from the Employment Security Commission of North Carolina for the underpayment of state unemployment taxes. The Employment Security Commission’s claim is approximately $1.8 million, including interest and penalties. During the third quarter of fiscal year 2008, the Company negotiated a settlement of $0.3 million which is currently in the approval process with the State of North Carolina.

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston from INVISTA S.a.r.l. (“INVISTA”). The land for the Kinston site is leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action Program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of contamination at the identified AOCs and clean them up to comply with applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston site was to pass to the Company and after seven years of sliding scale shared responsibility with Dupont, the Company would have had sole responsibility for future remediation requirements, if any. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain of the assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont if so called upon with regard to the Company’s period of operation of the Kinston site. At this time the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

18.	Condensed Consolidated Guarantor and Non-Guarantor Financial Statements

The guarantor subsidiaries presented below represent the Company’s subsidiaries that are subject to the terms and conditions outlined in the indenture governing the Company’s issuance of the notes due in 2014 (the “2014 notes”) and the guarantees, jointly and severally, on a senior secured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries which do not guarantee the notes. Each subsidiary guarantor is 100% owned, directly or indirectly, by Unifi, Inc. and all guarantees are full and unconditional.

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries of the 2014 notes is presented below.

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Information as of March 23, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,571	$(718)	$10,334	$—	$26,187
Receivables, net	—	79,749	19,374	—	99,123
Inventories	—	97,201	31,702	—	128,903
Deferred income taxes	—	—	2,078	—	2,078
Restricted cash	—	16,374	—	—	16,374
Other current assets	—	1,272	11,502	—	12,774

Total current assets	16,571	193,878	74,990	—	285,439

Property, plant and equipment	11,847	797,797	76,662	—	886,306
Less accumulated depreciation	(2,055)	(645,738)	(55,244)	—	(703,037)

	9,792	152,059	21,418	—	183,269
Investments in unconsolidated affiliates	—	59,213	20,177	—	79,390
Investments in consolidated subsidiaries	423,428	—	—	(423,428)	—
Intangible assets, net	—	39,837	—	—	39,837
Other noncurrent assets	72,565	(59,287)	7,071	—	20,349

	$522,356	$385,700	$123,656	$(423,428)	$608,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$464	$39,115	$5,886	$—	$45,465
Accrued expenses	8,453	19,168	3,938	—	31,559
Income taxes payable	6,879	(6,421)	885	—	1,343
Current maturities of long-term debt and other current liabilities	—	315	10,903	—	11,218

Total current liabilities	15,796	52,177	21,612	—	89,585

Long-term debt and other liabilities	210,000	3,924	7,357	—	221,281
Deferred income taxes	—	—	858	—	858
Shareholders’/ invested equity	296,560	329,599	93,829	(423,428)	296,560

	$522,356	$385,700	$123,656	$(423,428)	$608,284

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Balance Sheet Information as of June 24, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,808	$1,645	$20,578	$—	$40,031
Receivables, net	(1)	75,521	18,469	—	93,989
Inventories	—	108,945	23,337	—	132,282
Deferred income taxes	(3,206)	11,453	1,676	—	9,923
Assets held for sale	—	7,880	—	—	7,880
Restricted cash	—	4,036	—	—	4,036
Other current assets	—	2,924	9,049	—	11,973

Total current assets	14,601	212,404	73,109	—	300,114

Property, plant and equipment	11,847	832,226	69,071	—	913,144
Less accumulated depreciation	(1,841)	(652,430)	(48,918)	—	(703,189)

	10,006	179,796	20,153	—	209,955
Investments in unconsolidated affiliates	—	68,737	24,433	—	93,170
Investments in consolidated subsidiaries	418,848	—	—	(418,848)	—
Intangible assets, net	—	42,290	—	—	42,290
Other noncurrent assets	78,432	(63,608)	5,600	—	20,424

	$521,887	$439,619	$123,295	$(418,848)	$665,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$512	$54,929	$6,179	$—	$61,620
Accrued expenses	3,040	21,844	3,394	—	28,278
Income taxes payable	42	—	205	—	247
Current maturities of long-term debt and other current liabilities	1,273	318	9,607	—	11,198

Total current liabilities	4,867	77,091	19,385	—	101,343

Long-term debt and other liabilities	226,000	2,882	7,267	—	236,149
Deferred income taxes	(13,934)	36,256	1,185	—	23,507
Shareholders’/ invested equity	304,954	323,390	95,458	(418,848)	304,954

	$521,887	$439,619	$123,295	$(418,848)	$665,953

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended March 23, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$137,176	$33,428	$(768)	$169,836
Cost of sales	—	127,829	29,391	(816)	156,404
Selling, general and administrative expenses	—	8,509	1,863	(292)	10,080
Provision (recovery) for bad debts	—	98	(11)	—	87
Interest expense	6,176	108	24	—	6,308
Interest income	(229)	(1)	(421)	—	(651)
Other (income) expense, net	6,055	(6,499)	(243)	(210)	(897)
Equity in (earnings) losses of unconsolidated affiliates	—	(2,933)	2,226	(50)	(757)
Equity in subsidiaries	(10,290)	—	—	10,290	—
Restructuring recoveries	—	(2,199)	—	—	(2,199)

Income (loss) from continuing operations before income taxes	(1,712)	12,264	599	(9,690)	1,461
Provision (benefit) for income taxes	(1,724)	1,977	1,141	—	1,394

Income (loss) from continuing operations	12	10,287	(542)	(9,690)	67
Loss from discontinued operations, net of tax	—	—	(55)	—	(55)

Net income (loss)	$12	$10,287	$(597)	$(9,690)	$12

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended March 25, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$148,998	$28,872	$332	$178,202
Cost of sales	—	137,996	26,496	322	164,814
Selling, general and administrative expenses	—	9,714	1,525	(62)	11,177
Provision (recovery) for bad debts	—	2,252	22	—	2,274
Interest expense	6,444	165	1	—	6,610
Interest income	(36)	—	(671)	—	(707)
Other (income) expense, net	(4,254)	429	(25)	1,388	(2,462)
Equity in (earnings) losses of unconsolidated affiliates	—	(2,134)	1,520	262	(352)
Equity in subsidiaries	5,205	—	—	(5,205)	—
Write down of long-lived assets	—	12,870	—	—	12,870

Income (loss) from continuing operations before income taxes	(7,359)	(12,294)	4	3,627	(16,022)
Provision (benefit) for income taxes	5,898	(8,507)	510	—	(2,099)

Income (loss) from continuing operations	(13,257)	(3,787)	(506)	3,627	(13,923)
Income from discontinued operations, net of tax	—	—	666	—	666

Net income (loss)	$(13,257)	$(3,787)	$160	$3,627	$(13,257)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Nine-Months Ended March 23, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$427,406	$98,004	$(1,669)	$523,741
Cost of sales	—	405,700	86,810	(1,514)	490,996
Selling, general and administrative expenses	—	31,385	5,610	(453)	36,542
Provision for bad debts	—	145	7	—	152
Interest expense	19,054	423	121	—	19,598
Interest income	(565)	(137)	(1,529)	—	(2,231)
Other (income) expense, net	(6,698)	2,404	173	34	(4,087)
Equity in (earnings) losses of unconsolidated affiliates	—	(5,184)	4,692	(422)	(914)
Equity in subsidiaries	(6,241)	—	—	6,241	—
Write down of long-lived assets	—	2,247	533	—	2,780
Write down of investment in unconsolidated affiliate	—	4,505	—	—	4,505
Restructuring charges, net	—	4,638	—	—	4,638

Income (loss) from continuing operations before income taxes	(5,550)	(18,720)	1,587	(5,555)	(28,238)
Provision (benefit) for income taxes	11,372	(24,928)	2,262	—	(11,294)

Income (loss) from continuing operations	(16,922)	6,208	(675)	(5,555)	(16,944)
Income from discontinued operations, net of tax	—	—	22	—	22

Net income (loss)	$(16,922)	$6,208	$(653)	$(5,555)	$(16,922)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Nine-Months Ended March 25, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$417,955	$88,135	$(1,049)	$505,041
Cost of sales	—	404,058	78,189	(1,040)	481,207
Selling, general and administrative expenses	—	28,321	4,677	(144)	32,854
Provision (recovery) for bad debts	—	2,795	77	—	2,872
Interest expense	18,311	474	1	—	18,786
Interest income	(308)	—	(1,909)	—	(2,217)
Other (income) expense, net	(12,977)	8,268	(132)	2,136	(2,705)
Equity in (earnings) losses of unconsolidated affiliates	—	(1,627)	6,083	17	4,473
Equity in subsidiaries	29,770	—	—	(29,770)	—
Write down of long-lived assets	—	14,070	2,002	—	16,072

Income (loss) from continuing operations before income taxes	(34,796)	(38,404)	(853)	27,752	(46,301)
Provision (benefit) for income taxes	6,804	(12,791)	1,749	—	(4,238)

Income (loss) from continuing operations	(41,600)	(25,613)	(2,602)	27,752	(42,063)
Income from discontinued operations, net of tax	—	—	463	—	463

Net income (loss)	$(41,600)	$(25,613)	$(2,139)	$27,752	$(41,600)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Nine-Months Ended March 23, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$6,623	$(9,437)	$1,391	$—	$(1,423)

Investing activities:
Capital expenditures	—	(4,878)	(3,272)	840	(7,310)
Acquisition	—	—	—	—	—
Proceeds from sale of equity affiliate	—	8,750	—	—	8,750
Change in restricted cash	—	(12,338)	—	—	(12,338)
Collection of notes receivable	9	260	—	—	269
Proceeds from sale of capital assets	—	16,363	274	(840)	15,797
Return of capital in equity affiliates	—	—	—	—	—
Split dollar life insurance premiums	(217)	—	—	—	(217)
Other	4,187	(793)	(4,187)	—	(793)

Net cash provided by (used in) investing activities	3,979	7,364	(7,185)	—	4,158

Financing activities:
Payment of long term debt	(16,000)	—	—	—	(16,000)
Dividend payment	5,307	—	(5,307)	—	—
Other	(1,146)	(247)	(749)	—	(2,142)

Net cash provided by (used in) financing activities	(11,839)	(247)	(6,056)	—	(18,142)

Cash flows of discontinued operations:
Operating cash flow	—	—	(230)	—	(230)

Net cash used in discontinued operations	—	—	(230)	—	(230)

Effect of exchange rate changes on cash and cash equivalents	—	(43)	1,836	—	1,793

Net decrease in cash and cash equivalents	(1,237)	(2,363)	(10,244)	—	(13,844)
Cash and cash equivalents at beginning of period	17,808	1,645	20,578	—	40,031

Cash and cash equivalents at end of period	$16,571	$(718)	$10,334	$—	$26,187

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Nine-Months Ended March 25, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$(8,688)	$4,389	$688	$—	$(3,611)

Investing activities:
Capital expenditures	—	(2,880)	(2,622)	—	(5,502)
Acquisition	(42,222)	—	—	—	(42,222)
Change in restricted cash	—	(1,000)	—	—	(1,000)
Collection of notes receivable	266	1,112	(612)	—	766
Investment in foreign restricted assets	—	(3,019)	3,019	—	—
Proceeds from the sale of capital assets	—	2,287	112	—	2,399
Return of capital in equity affiliates	—	229	—	—	229
Split dollar life insurance premiums	(217)	—	—	—	(217)
Other	—	(669)	—	—	(669)

Net cash provided by (used in) investing activities	(42,173)	(3,940)	(103)	—	(46,216)

Financing activities:
Net borrowings of long-term debt	40,000	—	—	—	40,000
Other	(64)	(616)	(488)	—	(1,168)

Net cash provided by (used in) financing activities	39,936	(616)	(488)	—	38,832

Cash flows of discontinued operations:
Operating cash flow	—	—	463	—	463

Net cash used in discontinued operations	—	—	463	—	463

Effect of exchange rate changes on cash and cash equivalents	—	—	1,995	—	1,995

Net increase (decrease) in cash and cash equivalents	(10,925)	(167)	2,555	—	(8,537)
Cash and cash equivalents at beginning of period	22,992	1,392	10,933	—	35,317

Cash and cash equivalents at end of period	$12,067	$1,225	$13,488	$—	$26,780

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.
Business Overview
The Company is a diversified North American producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. The Company adds value to the supply chain and enhances customer demand for its products through the development and introduction of yarns that provide unique performance, comfort, and aesthetic advantages. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and covered spandex products. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, automotive, home furnishings, industrial, and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style, and performance in all of its branded and unbranded products.
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
Recent Developments and Outlook
Although the global textile and apparel industry continues to grow, the U.S. textile and apparel industry has contracted substantially since 1999, caused primarily by intense foreign competition in finished products which has resulted in over capacity domestically and the closure of many domestic textile and apparel plants or the movement of their operations offshore. According to industry experts, the North American polyester textile filament market is estimated to have declined around 5% in calendar year 2007 compared to an estimated decline of around 16% in calendar year 2006. Regional manufacturers continue to demand North American manufactured yarn and fabrics due to the duty-free advantage, quick response times, readily available production capacity, and specialized products. In addition, North American retailers have expressed the need to have a balanced procurement strategy with both global and regional producers. Industry experts originally projected a decline for calendar year 2008 at a rate similar to calendar 2007. However, the experts now believe the rate of polyester industry contraction in North America during calendar year 2008 will be approximately 10%. Unlike prior contractions in the North American production which were caused by import competition the contraction in calendar 2008 is driven by decreased demand at the retail level. The U.S. economic slowdown is expected to impact consumer spending and retail sales of the Company’s key segments like apparel, furnishings, and automotive.
The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings by shifting to more premier value-added (“PVA”) products, aggressively negotiating favorable raw material supply agreements, to implement cost saving strategies which will improve its operating efficiencies, and leveraging the free-trade agreements to which the United States is a party. The continued viability of the U.S. domestic textile and apparel industry is dependent, to a large extent, on the international trade regulatory environment.

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

•
To improve the Company’s business strategy in China and gain market share. China’s domestic demand for polyester yarns is increasing at an annual rate of 8% and the specialty yarn market is growing at an annual rate of 10%. The Company’s China joint venture has not been profitable to date and the Company has been aggressively working with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”) to restructure the joint venture to focus on profitable product lines. There can be no assurance that such restructuring will be successful and in the event it is not successful, the Company will consider exiting the joint venture. At this time, the Company does not believe either alternative will have a material impact on its financial position. Nevertheless, the Company remains committed to serving its Asian customer base with value-added products produced in China.

•	To achieve sustainable and profitable growth and create shareholder value.
As part of this strategy, on October 4, 2007, the Company ceased manufacturing partially oriented yarn (“POY”) at its facility in Kinston, North Carolina (“Kinston”). The Company has further developed strategic relationships with its raw material suppliers to ensure a source of raw materials on a more competitive basis. The Company sold a portion of its nitrogen discharge credits associated with Kinston for $0.8 million in the second quarter of fiscal year 2008. On March 20, 2008, the Company completed the sale of certain assets located at Kinston. There were no net proceeds from this transaction.
On November 30, 2007, the Company completed the sale of its interest in Unifi-SANS Technical Fibers, LLC (“USTF”) and received net proceeds of $11.9 million from Sans Fibers. The purchase price included $3.0 million for a manufacturing facility that the Company leased to the joint venture which had a net book value of $2.1 million. Of the remaining $8.9 million, $8.8 million was allocated to the Company’s equity investment in the joint venture and $0.1 million was attributed to interest income.
In addition, the Company completed the sale of idle manufacturing facilities located in Dillon, South Carolina, Reidsville, North Carolina, and Plant 7 Madison, North Carolina which generated net proceeds of $3.9 million, $0.5 million and $1.5 million, respectively. The Company also completed the sale of its manufacturing facility in Staunton, Virginia, which generated net proceeds of $3.1 million. The Company is leasing the Staunton property under a short term operating lease. The proceeds of these sales were recorded as restricted cash. For further discussions relating to restricted cash, see the paragraph under “Long-Term Debt” caption in the Liquidity and Capital Resource section of this Item.
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

Corporate Restructuring
During the first quarter of fiscal year 2008, the Company recorded $2.4 million in connection with the termination of its former Chairman, President and CEO, and $1.1 million relating to other corporate staff and manufacturing support. During the second quarter of fiscal year 2008, the Company announced that it entered into a severance agreement which provides for the termination of the Company’s former Vice President, Chief Operating Officer and Chief Financial Officer and, as a result, the Company recorded an additional severance charge of $1.7 million in the second quarter of fiscal year 2008.
During the first quarter of fiscal year 2008, the Company reorganized certain corporate staff and manufacturing support functions to further reduce costs. On August 2, 2007, the Company announced the closure of its Kinston which produced POY yarn for both internal consumption and third party sales. Approximately 310 employees including 90 salaried positions and 220 wage positions were included in the reorganization plans. The Company recorded a severance reserve of $0.8 million and $1.5 million in contract termination costs relating to the Kinston closure.
During the second quarter of fiscal year 2008, the Company further evaluated the contract termination costs associated with the closure of Kinston and accrued for unfavorable contract costs of $4.6 million related to site services, including utilities and operational support, which the Company is obligated to provide to a tenant through June 2008. The Company recorded an additional $0.4 million in severance costs related to Kinston employees who are associated with providing these services.
During the third quarter of fiscal year 2008, the Company settled certain disputed amounts with the Kinston tenant related to site services reimbursements and as a result reduced the reserve by a net $2.2 million with an offset to restructuring recoveries.
In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of its facility in Altamahaw, North Carolina. In the second quarter of fiscal year 2008, the Company evaluated its remaining obligation on the lease and as a result recorded a $0.4 million favorable adjustment resulting in a remaining lease obligation of $2.0 million at December 23, 2007. During the third quarter of fiscal year 2008, the Company paid the remaining $2.0 million related to the cancellation of the lease obligation.
Total charges for severance and restructuring were $9.9 million for fiscal year 2008 of which $4.6 million was recorded as restructuring charges, $4.1 million was recorded as selling, general and administrative expenses charges, and $1.2 million was recorded as cost of goods sold. For segment reporting, $9.1 million was reflected in the polyester segment and $0.8 million in the nylon segment.
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
As of March 23, 2008, the Company classified $2.0 million of severance as long term.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the year-to-date period ended March 23, 2008 (amounts in thousands):

	Balance at				Balance at
	June 24, 2007	Charges	Adjustments	Amounts Used	March 23, 2008

Accrued severance	$877	6,506	206	(3,136)	$4,453
Accrued restructuring	$5,685	4,029	(578)	(5,708)	$3,428
Joint Ventures and Other Equity Investments
Condensed balance sheet information as of March 23, 2008, and income statement information for the quarter and year-to-date periods ended March 23, 2008, of the unconsolidated equity affiliates, Parkdale America, LLC (“PAL”), Yihua Unifi Fibre Company Limited (“YUFI”), and U.N.F. Industries Ltd (“UNF”) are as follows (amounts in thousands):

	As of March 23, 2008
	Parkdale	YUFI	UNF	Total
Current assets	$140,141	$25,866	$6,859	$172,866
Noncurrent assets	99,411	59,506	5,803	164,720
Current liabilities	19,653	47,999	3,808	71,460
Noncurrent liabilities	—	—	—	—
Shareholder’s equity and capital accounts	219,899	37,373	8,855	266,127

	For the Quarter Ended March 23, 2008
	Parkdale	YUFI	UNF	Other	Total
Net sales	$116,258	$30,618	$6,747	$—	$153,623
Gross profit (loss)	6,251	(1,800)	(473)	—	3,978
Income (loss) from operations	3,242	(3,275)	(643)	—	(676)
Net income (loss)	7,578	(3,912)	(562)	—	3,104

	For the Nine-Months Ended March 23, 2008
	Parkdale	YUFI	UNF	Other	Total
Net sales	$331,797	$103,738	$18,577	$6,455	$460,567
Gross profit (loss)	16,700	(2,334)	(318)	571	14,619
Income (loss) from operations	6,832	(6,903)	(786)	189	(668)
Net income (loss)	12,144	(8,757)	(649)	148	2,886
The most recent depreciation and amortization expenses for each equity affiliate as reported from their December 2007 (PAL and UNF) and May 2007 (YUFI) annual audited statements are as follows: $21.0 million for PAL, $5.3 million for YUFI, and $1.8 million for UNF.
In August 2005, the Company formed YUFI, a 50/50 joint venture with YCFC, to manufacture, process, and market commodity and specialty polyester filament yarn in YCFC’s facilities in China. YCFC is a publicly traded (listed in Shanghai and Hong Kong) enterprise with approximately $2.3 billion in annual sales. The principal goal of YUFI is to supply PVA products to the Chinese market, which currently imports a large portion of such products. The Company has granted YUFI an exclusive, non-transferable license to certain of its branded product technology (including Mynx®, Sorbtek®, Reflexx®, and dye springs) in China for a license fee of $6.0 million over a four year period, this year’s portion of which is reflected half in Other (income) expense, net and half in net (earnings) losses from unconsolidated equity affiliates results. The Company also records revenues from the joint venture in connection with a technology, licensing and support agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. For the quarter and year-to-date periods ended March 23, 2008, the Company recorded $0.4 million and $1.8 million, respectively, in revenues from the agreement as compared to $1.3 million and $2.1 million for the quarter and year-to-date periods ended March 25, 2007.
The joint venture continues to struggle against the increases in raw materials prices, which were not isolated to North America. During the quarter ended March 23, 2008, volumes were also impacted due to the shut down time associated with the Chinese New Year, and export volume continued to be negatively impacted by lower consumer demand from Europe and the U.S. As a result, the market in China remained very soft, which had a direct impact on the performance of the joint venture. For the quarter and year-to-date periods ended March 23, 2008, the Company recognized equity losses relating to YUFI of $2.0 million and $3.7 million, respectively, which is reported net of technology and license fee income. For the quarter and year-to-date periods ended March 25, 2007, the Company recognized net equity losses of $0.7 million and $4.3 million, respectively. In addition, the Company recognized $0.3 million and $1.6 million in operating expenses for the quarter and year-to-date periods of fiscal year 2008, respectively, compared to $0.8 million and $2.9 million for quarter and year-to-date periods of fiscal year 2007, respectively, which were primarily reflected on the “Cost of sales” line item in the Condensed Consolidated Statements of Operations.
The Company’s management has been aggressively working with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”) to restructure the joint venture. At this time, the Company believes that the issues the joint venture is facing in China go beyond difficult market conditions related to raw material price increases or fluctuations in demand. In light of these concerns, the Company is exploring all strategic alternatives in China, including the possible re-sizing of the joint venture and adjusting its product mix or exiting the joint venture all together. There can be no assurance that such restructuring will be successful and in the event it is not successful, the Company will consider exiting the joint venture. At this time, the Company does not believe either alternative will have a material impact on its financial position. Nevertheless, the Company remains committed to serving its Asian customer base with value-added products produced in China.
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina and in South Carolina. During the quarter and year-to-date periods ended March 23, 2008, the Company had equity earnings relating to PAL of $3.0 million and $4.5 million compared to equity earnings of $1.7 million and $0.8 million for the corresponding periods in the prior year. The Company has received accumulated distributions from PAL of $1.2 million and $0.2 million in fiscal years 2008 and 2007, respectively.
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
In September 2000, the Company and Nilit Ltd formed UNF; a 50/50 joint venture to produce nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel which is the Company’s primary source of nylon POY for its texturing operations. For the quarter-to-date periods ended March 23, 2008 and March 25, 2007, the Company recognized net equity losses of $0.2 million and $0.4 million, respectively. For the year-to-date periods ended March 23, 2008 and March 25, 2007, the Company recognized net equity income of $0.1 million and net equity losses of $0.7 million, respectively.

Review of Third Quarter Fiscal Year 2008 compared to Third Quarter Fiscal Year 2007
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the fiscal quarters ended March 23, 2008 and March 25, 2007, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	March 23, 2008		March 25, 2007
		% to Total		% to Total	% Change
Net sales
Polyester	$126,247	74.3	$138,167	77.5	(8.6)
Nylon	43,589	25.7	40,035	22.5	8.9

Total	$169,836	100.0	$178,202	100.0	(4.7)

		% to Sales		% to Sales

Gross profit
Polyester	$9,508	5.6	$10,580	5.9	(10.1)
Nylon	3,924	2.3	2,808	1.6	39.7

Total	13,432	7.9	13,388	7.5	0.3

Selling, general and administrative expenses
Polyester	8,635	5.1	9,035	5.1	(4.4)
Nylon	1,445	0.8	2,142	1.2	(32.5)

Total	10,080	5.9	11,177	6.3	(9.8)

Write down of long-lived assets and investment in equity affiliate
Polyester	—	—	4,927	2.8	—
Nylon	—	—	7,943	4.4	—

Total	—	—	12,870	7.2	—

Restructuring charges (recoveries)
Polyester	(2,199)	(1.3)	—	—	—
Nylon	—	—	—	—	—

Total	(2,199)	(1.3)	—	—	—

Other (income) expense, net	4,090	2.4	5,363	3.0	(23.7)

Income (loss) from continuing operations before income taxes	1,461	0.9	(16,022)	(9.0)	(109.1)
Provision (benefit) for income taxes	1,394	0.9	(2,099)	(1.2)	(166.4)

Income (loss) from continuing operations	67	—	(13,923)	(7.8)	(100.5)
Income (loss) from discontinued operations, net of tax	(55)	—	666	0.4	(108.3)

Net income (loss)	$12	—	$(13,257)	(7.4)	(100.1)

As reflected in the tables above, consolidated net sales from continuing operations decreased from $178.2 million to $169.8 million which was attributable to the $11.9 million decrease in the polyester segment net of the $3.5 million increase in the nylon segment. Consolidated unit volume decreased 15.5% for the third quarter of fiscal year 2008, while average net selling prices increased 10.8% for the same period.

Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations remained flat at $13.4 million for the quarter ended March 23, 2008 when compared to the quarter ended March 25, 2007, however, gross profit as a percentage of net sales improved 0.4%.
Consolidated SG&A decreased by $1.1 million or 9.8% for the third quarter of fiscal year 2008 as compared to the prior year third quarter, and decreased 0.4% as a percentage of sales when compared to the same prior year period. The decrease in SG&A for the third quarter was primarily a result of decreases of $0.7 million in Dillon Yarn acquisition related amortization and service fees, $0.4 million in salaries and fringe expenses, $0.2 million in professional fees, and $0.1 million in other miscellaneous expenses offset by increases of $0.3 million related to the Company’s Brazilian operation due to an increase in its currency translation.
During the third quarter of fiscal year 2007, the Company performed an impairment review in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 of its Mayodan, North Carolina and Madison, North Carolina facilities and recorded non-cash impairment charges of $7.4 million. In addition, the idle equipment relating to the Madison, North Carolina and Reidsville, North Carolina facilities was reviewed for impairment and the Company recorded a non-cash impairment charge of $5.5 million relating to the idle equipment.
During the third quarter of fiscal year 2008, the Company negotiated with the Kinston tenant for higher site services reimbursements and as a result reduced the reserve by a net $2.2 million with an offset to restructuring recoveries.
Other (income) expense, net includes equity in income (losses) of unconsolidated affiliates, interest expense, interest income, and bad debt expense. The decrease of $1.3 million or 24% in net expense for the third quarter of fiscal year 2008 as compared to the same quarter in the prior year was primarily attributable to decreased bad debt charges of $2.2 million, increased earnings of unconsolidated affiliates of $0.4 million, decreased interest expense of $0.3 million offset by decreased other miscellaneous income of $1.6 million. The primary decrease in other miscellaneous net income relates to decreases of $1.4 million of net gains from the sale of assets, $0.5 million in technology fee income, offset by increases of $0.1 million in other miscellaneous income and $0.2 million in currency exchange translations.
As a result of the improved performance of the Company discussed above, income from continuing operations before income taxes was $1.4 million in the third quarter of fiscal year 2008 as compared to a loss of $16.0 million recorded in the same period in the prior year.
The Company’s income tax expense for the quarter ended March 23, 2008 resulted in an effective tax rate of 95.4% compared to the quarter ended March 25, 2007 which resulted in an effective tax rate of negative 13.1%. The primary differences between the Company’s income tax expense and the U.S. statutory rate for the quarter ended March 23, 2008 were losses from certain foreign operations taxed at a lower effective rate, stock based compensation, and an increase in the valuation allowance. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended March 25, 2007 were losses from certain foreign operations taxed at a lower effective rate, and an increase in the valuation allowance for capital losses.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance to completely offset its U.S. net deferred tax asset. The valuation allowance increased $0.2 million in the quarter ended March 23, 2008, compared to a $2.9 million increase in the quarter ended March 25, 2007. The increase in the valuation allowance for the quarter ended March 23, 2008 resulted from lower estimates of future realization of U.S. loss carryforwards and other deductible items.

On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). There was a $0.2 million cumulative adjustment to retained earnings upon adoption of FIN 48.
The loss from discontinued operations for the third quarter of fiscal years 2008 and income for the third quarter of fiscal year 2007 was primarily due to wind up activities associated with the Ireland facility and currency translation adjustments related to foreign discontinued operations.
Polyester Operations
Polyester unit volume decreased 18.1% for the quarter ended March 23, 2008, while average net selling prices increased 9.5% compared to the quarter ended March 25, 2007. Net sales for the polyester segment for the third quarter of fiscal year 2008 decreased $11.9 million or $8.6% as compared to the same quarter in the prior year. Domestic sales of polyester decreased overall by $16.5 million primarily due to the reduction in POY sales related to the closing of the Company’s Kinston facility in October 2007 and the reduction of textured polyester sales related to the slowdown in automotive and home upholstery markets. The polyester price increases are attributable to enriched mix and increases in raw material pricing. Sales in local currency for the Brazilian operation decreased $1.0 million or 3.7% for the quarter ended March 23, 2008 compared to the same quarter in the prior year due to a decrease in average selling prices of 2.1% and a decrease in unit volumes of 1.7%. The movement in currency exchange rates from the fiscal year 2007 to the fiscal year 2008 positively impacted the third quarter of fiscal year 2008 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the quarter period were higher by $5.6 million than what sales would have been using the prior year currency rates.
In the third quarter of fiscal 2008, the polyester business was negatively impacted by the rising cost of raw materials. Fiber costs increased by $3.3 million in the quarter ended March 2008 compared to the quarter ended March 2007. Although raw material pricing for a key ingredient came down from its historic peak in January 2008, current ingredient prices are approximately 25% higher than what is normally expected this time of the year. The combination of record high crude oil prices and growing global demand for polyester, increased seasonal demand for polyethylene terephthalate (“PET”) bottles which competes with polyester for raw materials, and high prices for monoethylene glycol (“MEG”) globally all negatively impacted the polyester segment’s profits for the third quarter of fiscal year 2008 as the Company had limited ability to pass along the price increases in the commodity segment that competes with imported yarns. Although fiber costs increased, converting costs were down in the March 23, 2008 quarter by $14.1 million due to the closure of the Kinston facility and other consolidation efforts. As a result, gross profit for the polyester segment in the third quarter of fiscal year 2008 decreased by $1.1 million to $9.5 million primarily due to lower volumes as a result of the reduction in sales and higher raw material costs as discussed above.
SG&A expenses for the third quarter of fiscal year 2008 were $8.6 million compared to $9.0 million in the same quarter in the prior year. Refer to the discussion of SG&A in the quarter overview discussed above.
For restructuring charges, refer to the “Corporate Restructuring” section included in the Recent Developments and Outlook section for further discussion.
Nylon Operations
Nylon unit volumes increased 12.3% in the third quarter of fiscal year 2008 compared to the prior year quarter while average selling prices decreased 3.4% due to a shift in mix in sales to lower valued products. Net sales for the nylon segment for the third quarter of fiscal year 2008 increased $3.5 million or 8.9% as compared to the same quarter in the prior year. This increase in net sales was primarily due to the strong global demand driven by changes in fashion and style preference which increased the demand for textured polyester products, primarily hosiery as well as covered nylon products, primarily shape-wear.

Although converting costs for the nylon segment slightly decreased by $0.3 million for the quarter ended March 23, 2008 compared to the quarter ended March 25, 2007, fiber costs increased by $2.7 million due to higher volumes and product mix. As a result, gross profit for the nylon segment increased by $1.1 million for the third quarter of fiscal year 2008 to $3.9 million compared to $2.8 million in the prior year third quarter.
SG&A expenses allocated to the nylon segment decreased by $0.7 million to $1.4 million for the third quarter of fiscal year 2008 as compared to $2.1 million the prior year third quarter. Refer to the discussion of SG&A in the quarter overview discussed above.
Corporate
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”). This Plan, which replaced a similar retirement plan, was established for the purpose of providing supplemental retirement benefits for a select group of management employees. In the third quarter of fiscal year 2008, the Company recognized $0.2 million in deferred compensation credits.
On July 26, 2006, the Board authorized the issuance of an additional 1.1 million stock options to certain key employees from the 1999 Long-Term Incentive Plan and on October 24, 2007, the Board authorized the issuance of approximately 1.6 million stock options from the 1999 Long-Term Incentive Plan of which one hundred and twenty thousand were issued to certain Board members and the remaining options were issued to certain key employees. The Company recorded $0.3 million during the quarter ended March 23, 2008 and $0.2 million of stock-based compensation during the quarter ended March 25, 2007. The total estimated stock-based compensation charges over the remaining vesting terms of the stock options equate to $2.3 million. All stock-based compensation charges are recorded as selling, general and administrative expense with the offset to additional paid-in-capital.

Review of Year-To-Date Fiscal Year 2008 compared to Year-To-Date Fiscal Year 2007
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the year-to-date period ended March 23, 2008 and March 25, 2007, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Nine-Months Ended
	March 23, 2008		March 25, 2007
		% to Total		% to Total	% Change
Net sales
Polyester	$390,743	74.6	$387,145	76.7	0.9
Nylon	132,998	25.4	117,896	23.3	12.8

Total	$523,741	100.0	$505,041	100.0	3.7

		% to Sales		% to Sales

Gross profit
Polyester	$23,263	4.5	$17,887	3.5	30.1
Nylon	9,482	1.8	5,947	1.2	59.4

Total	32,745	6.3	23,834	4.7	37.4

Selling, general and administrative expenses
Polyester	31,210	6.0	25,992	5.1	20.1
Nylon	5,332	1.0	6,862	1.4	(22.3)

Total	36,542	7.0	32,854	6.5	11.2

Write down of long-lived assets and investment in equity affiliate
Polyester	2,780	0.5	6,929	1.4	(59.9)
Nylon	—	—	7,943	1.6	—
Corporate	4,505	0.9	1,200	0.2	275.4

Total	7,285	1.4	16,072	3.2	(54.7)

Restructuring charges
Polyester	4,420	0.9	—	—	—
Nylon	218	—	—	—	—

Total	4,638	0.9	—	—	—

Other (income) expense, net	12,518	2.4	21,209	4.2	(41.0)

Loss from continuing operations before income taxes	(28,238)	(5.4)	(46,301)	(9.2)	(39.0)
Benefit for income taxes	(11,294)	(2.2)	(4,238)	(0.9)	166.5

Loss from continuing operations	(16,944)	(3.2)	(42,063)	(8.3)	(59.7)
Income from discontinued operations, net of tax	22	—	463	0.1	(95.2)

Net loss	$(16,922)	(3.2)	$(41,600)	(8.2)	(59.3)

As reflected in the tables above, consolidated net sales from continuing operations increased from $505.0 million to $523.7 million which was attributable to increases in both the polyester and nylon segments for the current year-to-date period. Consolidated unit volume decreased 5.3% for the current year-to-date period, while average net selling prices increased 9.0% for the same period. Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” below for a further discussion of each segment’s operating results.

Consolidated gross profit from continuing operations was $32.7 million for the year-to-date period ended March 23, 2008 as compared to $23.8 million for the year-to-date period ended March 25, 2007, an increase of 37.4% and an increase of 1.6% as a percentage of net sales. The increase in gross profit for the year-to-date period ended March 23, 2008 was primarily due to manufacturing consolidations which improved overall efficiencies and to increased sales volumes in the nylon segment.
Consolidated SG&A increased by $3.7 million to $36.5 million, or 11.2% for the year-to-date period ended March 23, 2008 as compared to $32.8 million for the same period in the prior year and increased 0.5% as a percentage of sales when compared to the same period in the prior year. The increase in SG&A for the year-to-date period ended March 23, 2008 was primarily a result of $4.1 million in severance costs, $1.5 million in Dillon acquisition related amortization and service fees, $1.2 million in deposit write-offs, and $0.6 million in professional fees, internal developer fees, and USTF management fees, and $0.1 million in other miscellaneous expenses offset by decreases of $2.2 million in stock-based compensation and deferred compensation charges, $1.2 million in salaries and fringes, and $0.4 million in depreciation expenses. Included in the above increases in SG&A is an increase of $0.7 million in currency exchange differences related to the Company’s Brazilian operation.
During the first quarter of fiscal year 2008, in connection with a review of the fair value of USTF during negotiations related to the sale, the Company determined that a review of the carrying value of its investment was necessary. As a result of this review, the Company determined that the carrying value exceeded its fair value. Accordingly, a non-cash impairment charge of $4.5 million was recorded in the first quarter of fiscal year 2008. See Footnote 10. Investments in Unconsolidated Affiliates for discussion related to the sale of USTF. In addition, the Company’s Brazilian polyester operation continued the modernization plan for its facilities by abandoning four of its older machines and replacing them with newer machines purchased from the Company’s domestic polyester division. As a result, the Company recognized an additional $0.5 million non-cash impairment charge on the older machines.
During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at its Dillon, South Carolina facility. The Company sold several machines to a foreign subsidiary and also transferred several other machines to its Yadkinville, North Carolina facility. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. Five were scheduled to be scrapped in for spare parts inventory. These remaining machines were written down to the fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million. In addition, the Company began negotiations with a third party to sell Kinston. As a result of these negotiations, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, the Company recorded an additional $0.7 million in non-cash impairment charges.
During the year-to-date period ended March, 25, 2007, the Company performed an impairment review in accordance with SFAS No. 144 on several of its facilities and the related equipment. As a result the Company recorded $14.1 million in impairment charges related to its Mayodan, Madison, and Reidsville, North Carolina facilities. In addition, a non-cash impairment charge of $2.0 million related to abandoned equipment at the Company’s Brazilian operation was recorded as well.
During the year-to-date period ended March 23, 2008, the Company recorded severance and restructuring charges of $4.6 million compared to no charges for the same period in the prior year. See “Corporate Restructuring” included in the Recent Developments and Outlook section of this Item.

Other (income) expense, net includes equity in (earnings) losses of unconsolidated affiliates, interest expense, interest income, and bad debt expense. The decrease of $8.7 million in net other expense for the year-to-date period of fiscal year 2008 as compared to the same period in the prior year was primarily attributable to increased earnings of unconsolidated affiliates of $5.4 million, increased other miscellaneous net income of $1.4 million, decreased bad debt expense of $2.7 million, offset by increased net interest expense of $0.8 million. The primary increase in other miscellaneous income relates to $1.6 million in gains from the sale of nitrogen discharge credits associated with the Kinston manufacturing facility and $0.3 million in gains on the sale of property, plant and equipment and $0.3 million in other miscellaneous items offset by an increase of $0.6 million in currency losses and a reduction of $0.2 million in technology fee income.
As a result of the changes in sales and expenses discussed above, the loss from continuing operations before income taxes decreased in the year-to-date period of fiscal year 2008 to $28.2 million as compared to $46.3 million recorded in the same period in the prior year.
The Company’s income tax benefit for the year-to-date period ended March 23, 2008 resulted in an effective tax rate of negative 40.0% compared to the year-to-date period ended March 25, 2007 which resulted in an effective tax rate of negative 9.2%. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the year-to-date period ended March 23, 2008 were losses from certain foreign operations taxed at a lower effective rate, state income tax benefit, and a decrease in the valuation allowance. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the year-to-date period ended March 25, 2007 were losses from certain foreign operations taxed at a lower effective rate, and an increase in the valuation allowance for capital losses.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has established a valuation allowance to completely offset its U.S. net deferred tax asset. The valuation allowance decreased $6.7 million in the year-to-date period ended March 23, 2008 compared to a $8.0 million increase in the year-to-date period ended March 25, 2007. The net decrease in the valuation allowance for the year-to-date period ended March 23, 2008 consisted of a $4.1 million decrease for derecognition of unrealized tax benefits with respect to North Carolina income tax credit carryforwards, a $3.5 million decrease for a reduction in estimated capital losses related to certain property, plant, and equipment, and a $0.9 million increase for lower estimates of future realization of U.S. loss carryforwards and other deductible items.
On June 25, 2007, the Company adopted FIN 48 resulting in a $0.2 million cumulative adjustment to retained earnings.
The income from discontinued operations for the year-to-date periods of fiscal years 2008 and 2007 was primarily due to wind up activities associated with the Ireland facility and currency translation adjustments related to foreign discontinued operations.
Polyester Operations
Polyester unit volume decreased 7.1% for the year-to-date period ended March 23, 2008, while average net selling prices increased 8.1% compared to the prior year-to-date period. Domestic POY sales declined $28.4 million while sales of textured polyester increased $25.8 million when comparing the March 2008 and 2007 year-to-date periods. These swings in sales volume are directly related to the purchase and subsequent consolidation of the assets of Dillon Yarn Corporation in the third quarter of the prior fiscal year and to the shutdown of Kinston in the second quarter of the current fiscal year. Dillon Yarn Corporation was a customer of the Company’s POY business prior to the acquisition which contributed to the Company’s external sales dollars and volume. Once Dillon’s volume was incorporated into the Company’s existing business, Dillon’s textured sales became the new external sales for the Company and the POY internal sales were eliminated. Sales of dyed product declined $14.7 million due to the loss of three major customers that filed for bankruptcy protection. These declines were offset by the net increase in sales of draw warp and beamed product of $3.9 million. Sales in local currency for the Brazilian operation decreased by $4.0 million or 4.8% for the year-to-date period ended March 23, 2008 compared to the same period in the prior year due to a decrease in average selling prices of 2.6% and a decrease in unit volumes of 2.3%. The movement in currency exchange rates from the prior year-to-date period to the current year-to-date period positively impacted the current year-to-date period sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the year-to-date period ended March 23, 2008 were $13.9 million higher than what sales would have been using the prior year period currency rates.
Raw material as a percentage of sales has increased 2.1% over the prior year mainly due to changes in the sales mix discussed above. Although high crude oil prices increased the price of terephthalic acid (“TPA”) in the fiscal quarter ended March 23, 2008, high prices for MEG were the main driver for the increase in raw material cost for the year-to-date period ended March 23, 2008 over the prior year comparable period.
Converting cost as a percentage of sales have declined 3.4% primarily due to shutting down Kinston and the effect of changing from internally produced POY to outside sourced POY resulting in an increase of $5.4 million in gross profit for the year-to-date period ended March 23, 2008.
SG&A expenses for the year-to-date period ended March 23, 2008 were $31.2 million compared to $26.0 million in the same period in the prior year. Refer to the discussion of SG&A in the year-to-date overview discussed above.
As discussed above in the consolidated section, the Company recorded $7.3 million of non-cash asset impairment charges of which $2.8 million is related to the polyester segment. In the prior year period, the Company recognized a $6.9 million impairment charge relating to the polyester division’s Mayodan facility and Brazilian operations.
For restructuring charges, refer to the “Corporate Restructuring” section included in the Recent Developments and Outlook section for further discussion.
Nylon Operations
Nylon segment volume for the year-to-date period ended March 23, 2008 increased 12.4% when compared to the same period in the prior year while average selling prices increased 0.4%. Net sales for the nylon segment increased $15.1 million or 12.8%. The increase in net sales for the year-to-date period ended March 23, 2008 as compared to the same period in the prior year was primarily due to higher demand for hosiery and shape-wear products.
As a percentage of sales, raw material costs have increased 2.3% also due to the change in product mix while converting costs have declined 4.4% as a result of the nylon consolidation into the Company’s facility in Madison, North Carolina. Gross profit for the nylon segment increased $3.5 million to $9.5 million in the year-to-date period ended March 23, 2008 compared to the same period in the prior year. The increase in gross profit is attributable primarily to higher volumes and improved manufacturing efficiencies.
SG&A expenses allocated to the nylon segment decreased $1.5 million to $5.3 million in the year-to-date period ended March 23, 2008 compared to the same period in the prior year. Refer to the discussion of SG&A in the year-to-date overview discussed above.

Corporate
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”), and as a result, recognized $1.5 million in deferred compensation charges for the year-to-date period ended March 23, 2007. This Plan, which replaced a similar retirement plan, was established for the purpose of providing supplemental retirement benefits for a select group of management employees. For the year-to-date period of ended March 23, 2008, the Company recognized $0.2 million in deferred compensation charges offset by $0.2 million of market valuation adjustments.
On July 26, 2006, the Board authorized the issuance of an additional 1.1 million stock options to certain key employees from the 1999 Long-Term Incentive Plan and on October 24, 2007, the Board authorized the issuance of approximately 1.6 million stock options from the 1999 Long-Term Incentive Plan of which one hundred and twenty thousand were issued to certain Board members and the remaining options were issued to certain key employees. The Company recorded $0.7 million during the year-to-date period ended March 23, 2008 and $1.4 million of stock-based compensation during the year-to-date period ended March 25, 2007. The total estimated stock-based compensation charges over the remaining vesting terms of the stock options equate to $2.3 million. All stock-based compensation charges are recorded as selling, general and administrative expense with the offset to additional paid-in-capital.
Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash, restricted cash, cash provided by operations, assets held for sale and amounts available under its asset-based revolving credit facility. The Company’s primary capital requirements are working capital, capital expenditures, and debt payments.
Cash Used In Continuing Operations
Cash flows from operations improved primarily due to a $2.2 million decline of cash used in operations for the first nine months of fiscal year 2008 when compared to the same period in the prior fiscal year. The components of the decline in cash used in operations include increased cash collections from customers of $27.4 million, decreased cash paid for taxes of $1.5 million, and decreased cash paid for wages, salaries, and fringes of $1.1 million offset by increased cash payments to suppliers of $12.2 million, decreased cash from other income items of $8.7 million, increased cash paid for restructuring charges of $5.1 million, and increased cash paid for interest expense of $1.8 million. Other income (expense) items include impairment charges, earnings (losses) from equity affiliates, net of distributions, discontinued operations, and sales of nitrogen discharge credits related to the Company’s Kinston facility.
Cash payments to suppliers increased in part due to the Company taking advantage of discounts offered by its suppliers for early payment. In addition, since the Company closed its Kinston facility, inventories have naturally declined along with the associated accounts payable.
Working Capital
Accounts receivable increased 5.4% from $94.0 million at June 24, 2007 to $99.1 million at March 23, 2008. The primary reason for the increase is due to higher export sales volumes which have a longer collection period than domestic sales. Days in sales outstanding increased from 46.3 days at June 24, 2007 to 53.3 days at March 23, 2008 due to the customer receivable mix in outstanding accounts receivable at March 23, 2008. Inventory decreased 2.6% from $132.3 million at June 24, 2007 to $128.9 million at March 23, 2008 due to the closure of the Kinston facility. Accounts payable has also decreased $16.2 million or 26.2% due to the Kinston closure and the Company’s new supplier discount policy. The Company has also pre-purchased certain raw materials to help mitigate pending price increases which offset some of the affects of the Kinston closure on inventories and accounts payable.
In November 2007, the Company paid $10.9 million for the interest payment on its 2014 notes.
The Company ended the third quarter of fiscal year 2008 with working capital of $195.9 million compared to working capital at June 24, 2007 of $198.8 million. The current ratio increased from 3.0 as of June 24, 2007 to 3.2 as of March 23, 2008.

Cash Provided By (Used In) Investing and Financing Activities
The Company provided $4.2 million from net investing activities and used $18.1 million in net financing activities during the year-to-date period ended March 23, 2008. The primary cash expenditures for investing and financing activities during the current period included $16.0 million for payment of long-term debt, $12.3 million for increased restricted cash, $7.3 million in capital expenditures, $2.9 million for other investing and financing activities, offset by $15.8 million in proceeds from the sale of capital assets and $8.8 million in proceeds from the sale of equity affiliate.
The Company paid off the remaining $1.3 million outstanding of its 2008 notes in February 2008.
The Company estimates its fiscal year 2008 capital expenditures will be approximately $10.0 million The Company has a restricted cash account reserved as first priority collateral in accordance with its long-term borrowing agreement (the “First Priority Collateral”). As of March 23, 2008, the Company had $16.4 million in restricted cash funds available for capital expenditures and additional qualifying assets.
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
Borrowings under the Amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% for LIBOR rate revolving loans and prime plus 0.00% to 0.50% for the prime rate revolving loan. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at March 23, 2008 was 5.25% for the prime rate revolving loan. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base. The Company primarily borrows using the LIBOR fixed rate loans discussed below.

As of March 23, 2008, the Company had three separate LIBOR rate revolving loans outstanding under the credit facility; a $5.0 million, 4.87%, thirty day loan, a $5.0 million, 4.83% thirty day loan, and a $10.0 million, 4.81%, thirty day loan. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available. As of March 23, 2008, under the terms of the Amended Credit Agreement, the Company had remaining availability of $75.0 million.
The Amended Credit Agreement contains affirmative and negative customary covenants for asset based loans that restrict future borrowings and capital spending. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of our capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on our property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. As of March 23, 2008, the Company was in compliance with the loan and note covenants.
The Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending and, if availability is less than $25.0 million at any time during the quarter, includes a required minimum fixed charge coverage ratio of 1.1 to 1.0.
On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes which mature on May 15, 2014 (the “2014 notes”). The estimated fair value of the 2014 notes, based on quoted market prices, at March 23, 2008 and June 24, 2007, was approximately $147.3 million and $188.1 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth of November and May each year.
In accordance with the 2014 notes collateral documents and the indenture, the net proceeds of sales of the First Priority Collateral are required to be deposited into a separate account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of March 23, 2008 and June 24, 2007, the Company had $16.4 million and $4.0 million, respectively, of restricted funds available to purchase additional qualifying assets.
Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” requiring enhancements to the SFAS No.133 disclosure requirements for derivative and hedging activities. The objective of the enhanced disclosure requirement is to provide the user of financial statements with a clearer understanding of how the entity uses derivative instruments; how derivatives are accounted for; and how derivatives affect an entity’s financial position, cash flows and performance. The statement applies to all derivative and hedging instruments. SFAS No.161 is effective for all fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating its current disclosures of derivative and hedging instruments and the impact SFAS No.161 will have on its future disclosures.
In December 2007, the FASB issued Statement of Financial Accounting Standard SFAS No.141R, “Business Combinations-Revised”. This new standard replaces SFAS No.141 “Business Combinations”. SFAS No.141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS No.141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.
In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No.160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement provides entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No.159 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the provisions of SFAS No. 159 and has not determined if it will make any elections for fair value reporting of its assets.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No.157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No.157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No.157 were to be effective for fiscal years beginning after November 15, 2007. On December 14, 2007, the FASB issued proposed Staff Position (‘FSP”) FAS 157-b which would delay the effective date of SFAS No.157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company will adopt SFAS No.157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The Company is in the process of determining the financial impact of the partial adoption of SFAS No.157 on its results of operations and financial condition.
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
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts attempt to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is March 2008 and July 2008, respectively.
The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 23,	June 24,
	2008	2007
Foreign currency purchase contracts:
Notional amount	$1,329	$1,778
Fair value	1,312	1,783

Net (gain) loss	$17	$(5)

Foreign currency sales contracts:
Notional amount	$1,415	$397
Fair value	1,469	400

Net (gain) loss	$54	$3

For the quarters ended March 23, 2008 and March 25, 2007, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in a pre-tax income of $0.2 million and pre-tax loss of $0.1 million, respectively. For the year-to-date periods ended March 23, 2008 and March 25, 2007, the total impact of foreign currency related items was a pre-tax loss of $0.3 million and a pre-tax income of $0.3 million, respectively.

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
Item 4. Controls and Procedures
As of March 23, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 23, 2008:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
12/24/07 - 1/23/08	—	—	—	6,807,241

1/24/08 - 2/23/08	—	—	—	6,807,241

2/24/08 -3/23/08	—	—	—	6,807,241

Total	—	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.
Item 5. Other Information

Not applicable.
Item 6. Exhibits

10.1
Change of Control Agreement between Unifi, Inc. and Ronald L. Smith, effective February 21, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s current report Form 8-K dated February 20, 2008).

10.2
Agreement of Sale, executed on March 11, 2008, by and between Unifi Manufacturing, Inc. and Buyer (incorporated by reference from Exhibit 10.1 to the Company’s current report Form 8-K dated March 11, 2008).

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

UNIFI, INC.
Date: May 2, 2008	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer