Form 10-K
period 2008-06-29
UNIFI INC
filed 2008-09-12
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 21, 2007, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $108,452,204. The Registrant has no non-voting stock.

As of September 5, 2008, the number of shares of the Registrant’s common stock outstanding was 61,557,600.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 29, 2008, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries the “Company” or “Unifi”), is primarily a diversified North American producer and processor of multi-filament polyester and nylon yarns, including specialty and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and nylon covered spandex products. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, furnishings, automotive, industrial and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products. The Company’s net sales and net loss for fiscal year 2008 were $713.3 million and $16.2 million, respectively.

The Company uses advanced production processes to manufacture its high-quality yarns cost-effectively. The Company believes that its flexibility and experience in producing specialty yarns provides important development and commercialization advantages. A significant number of customers, particularly in the apparel market, produce finished goods that they seek to make eligible for duty-free treatment in the regions covered by the North American Free Trade Agreement (“NAFTA”), the United States (“U.S.”) — Dominican Republic — Central American Free Trade Agreement (“CAFTA”), the Caribbean Basin Trade Partnership Act (“CBI”) and the Andean Trade Preferences Act (“ATPA”) (collectively, the “regional free-trade markets”). When U.S.-origin partially oriented yarn (“POY”) is used to produce finished goods in these regional free-trade markets, and other origin criteria are met, then the finished goods are eligible for duty-free treatment. The Company has state-of-the-art manufacturing operations in North and South America and participates in joint ventures in the People’s Republic of China (“China”), Israel and the U.S.

The Company also works across the supply chain to develop and commercialize specialty yarns that provide performance, comfort, aesthetic and other advantages that enhance demand for its products. The Company has branded the premium portion of its specialty value-added yarns in order to distinguish its products in the marketplace. The Company currently has approximately 20 PVA yarns in its portfolio, commercialized under several brand names, including Sorbtek®, A.M.Y.®, Mynx® UV, Reflexx®, MicroVista®, aio® and Repreve®.

Recent Developments

During the last fiscal year, the Company faced an extremely difficult operating environment, driven by a faltering economy, and unprecedented increases in the cost of raw materials, energy, and freight. However, the Company has reacted decisively in dealing with these conditions. A combination of sales price increases, cost containment, operational efficiencies, and customer service, coupled with an aggressive raw material sourcing strategy, has enabled the Company to successfully operate in this environment.

The Company’s business has been negatively impacted by rising raw materials and other petrochemical driven costs. The impact of the surge in crude oil prices since the beginning of fiscal year 2008 has created a spike in polyester and nylon raw material prices. Polyester polymer costs during June 2008 were 17% higher as compared to the same period last year. Nylon polymer costs during June 2008 were 12% higher as compared to the same period last year.

While global imports of synthetic apparel are down 2.5% for the first five months of calendar year 2008, imports from the CAFTA region are up 12% during the same period as U.S. brands and retailers continue to take advantage of the shorter lead times and the competitiveness of the region. The improvement trend in regional production is expected to continue and is significant because over half of the U.S. production goes into programs that require regional fiber in order for the garment to qualify for duty free treatment.

In China, the Company began exploring strategic options with its joint venture partner, Sinopec Yizheng Chemical Fiber Co., Ltd (“YCFC”) with the ultimate goal of determining if there was a viable path of profitability for Yihua Unifi Fibre Industry Company Limited (“YUFI”). The Company concluded that although YUFI has successfully grown its position in high value and PVA products in China, commodity sales will continue to be a large but unprofitable portion of YUFI’s business. In addition, the Company concluded that YUFI has been focusing too much attention on non-value adding issues, distracting it from the Company’s primary PVA product objectives. Based on these conclusions, the Company decided to exit the joint venture and proposed to sell its 50% interest in YUFI to its partner, YCFC. The Company expects to close the transaction in the second quarter of fiscal year 2009, pending negotiation and execution of definitive agreements and Chinese regulatory approvals for an estimated price of $10.0 million. However, there can be no assurances that this transaction will occur in this timetable or upon these terms.

The Company believes that a fundamental change in its approach is required to maximize the Company’s earnings and growth opportunities in the Chinese market. Accordingly, the Company plans to form Unifi Textiles (Suzhou) Company, Ltd. (“UTSC”). The focus of the new company will be to develop, source, sell, and service PVA products in the Asia region. UTSC will benefit the Company by removing the challenges facing YUFI and its commodity production, allowing the Company to provide greater flexibility, faster product innovation, and enhanced service to customers in the growing high value segments. Under the new business model in China the Company will continue to market innovative, high value, and PVA products, while ensuring high quality production of these products by its suppliers. The Company will work with customers to grow in applications designed to meet ever changing consumer demands. Initially, the Company’s partner, YCFC, will likely serve as the primary toll manufacturer of PVA yarns and the Company expects a seamless transition for its Asian customers. The new company may add other toll manufacturers as appropriate and will attempt to quickly grow the portfolio of PVA yarns available. During fiscal year 2009, the Company plans to invest between approximately $3.0 million to $5.0 million towards the initial start-up and working capital requirements of UTSC.

On October 26, 2007, the Company entered into a contract to sell its investment in Unifi-SANS Technical Fibers, LLC (“USTF”) and the related manufacturing facility. On November 30, 2007, the Company completed the sale of USTF and received net proceeds of $11.9 million from SANS Fibers. The Company also sold several of its facilities during fiscal year 2008 that were held for sale at the end of fiscal year 2007. In addition, the Company ceased manufacturing at its Kinston, North Carolina facility (“Kinston”) and announced it would be closing the Staunton, Virginia facility in early fiscal year 2009.

On June 17, 2008, the Company announced that it entered into an asset purchase agreement with Reliance Industries USA, Inc. (“Reliance”) which provides for the sale of all remaining assets and structures located at the Kinston polyester manufacturing facility in Kinston, North Carolina, subject to certain closing conditions (the “Sale”). On August 27, 2008, the Company was informed that Reliance was terminating the agreement and would not be proceeding with the Sale. The Company retains certain rights to sell these assets for a period of two years from March 20, 2008. If these assets are not sold in this two year period, the Company is contractually required to transfer ownership of these assets to E.I. DuPont de Nemours (“DuPont”) for no value.

On August 1, 2007, the Company announced that the Board of Directors (“Board”) terminated Mr. Brian Parke as the Chairman, President and Chief Executive Officer (“CEO”) of the Company. The Company also announced that the Board appointed Mr. Stephen Wener as the Company’s new Chairman and “acting” CEO. In addition, there were several changes to its Board of Directors, including six directors’ resignations, including Mr. Parke, and the appointment of two new directors, Mr. G. Alfred Webster and Mr. George R. Perkins, Jr. On September 26, 2007, the Company announced that the Board elected Mr. William L. Jasper as the Company’s President and CEO. In addition, Mr. R. Roger Berrier was elected Executive Vice President of Sales, Marketing, and Asian Operations. Mr. Berrier assumed responsibility for all marketing, sales, and customer service functions as well as the Company’s joint venture in China. On October 4, 2007, the Company announced that Mr. Ronald L. Smith was elected as its Chief Financial Officer (“CFO”) replacing Mr. William M. Lowe, Jr. whose employment terminated with the Company on October 1, 2007. Mr. Archibald Cox, Jr. was appointed to the Company’s Board in February 2008.

Industry Overview

The textile and apparel industry consists of natural and synthetic fibers used for apparel and non-apparel applications. The industry is characterized by dependence upon a wide variety of end-markets which primarily include apparel, furnishings, industrial and consumer products, floor coverings, fiber fill and tires. The apparel and hosiery markets account for 23% of total production, the floor covering market accounts for 34%, the industrial and consumer markets account for 33%, and the furnishings market accounts for the remaining 10%.

According to the National Council of Textile Organizations, the U.S. textile market’s total shipments were $68.5 billion for the twelve month period ended November 2007. During 1994 to 2004, capital expenditures in the U.S. textile industry totaled $33 billion and the industry invested more than $9 billion in new plants and equipment during the 2001 to 2006 period alone, making it one of the most modern and productive textile sectors in the world. The fiber, textile and apparel industry is one of the largest manufacturing employers in the U.S. with approximately 860,000 employees as of the end of calendar year 2006. The U.S. textile industry is one of the top five textile exporters in the world with $15.9 billion in export sales for calendar year 2007.

Textiles and apparel goods are made from natural fiber, such as cotton and wool, or synthetic fiber, such as polyester and nylon. Since 1980, global demand for polyester has grown steadily, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of sales worldwide. In calendar year 2007, global polyester accounted for an estimated 42% of global fiber consumption and demand is projected to increase by approximately 5% annually through 2010. In the U.S., the polyester and nylon fiber sector together accounted for approximately 57% of the textile consumption during calendar year 2007.

The synthetic filament industry includes petrochemical and raw material producers; fiber and yarn manufacturers (like the Company), fabric and product producers; consumer brands and retailers. Among synthetic filament yarn producers, pricing is highly competitive with innovation, product quality and customer service being essential for differentiating the competitors within the industry. Both product innovation and product quality are particularly important, as product innovation gives customers competitive advantages and product quality provides for improved manufacturing efficiencies.

Although the global textile and apparel industry continues to grow, the U.S. textile and apparel industry has contracted substantially since 1999, caused primarily by intense foreign competition in finished products which has resulted in over capacity domestically and the closure of many domestic textile and apparel plants or the movement of their operations offshore. According to industry experts, the North American polyester textile filament market is estimated to have declined by approximately 5% in calendar year 2007 compared to an estimated decline of approximately 16% in calendar year 2006. Regional manufacturers continue to demand North American manufactured yarn and fabrics due to the duty-free advantage, quick response times, readily available production capacity, and specialized products. In addition, North American retailers have expressed the need to have a balanced procurement strategy with both global and regional producers. Industry experts originally projected a decline for calendar year 2008 at a rate of 4% to 5%, similar to calendar year 2007, however, experts now believe the rate of polyester industry contraction in North America during calendar year 2008 will be 8% to 10%. Unlike prior contractions in the North American production which were primarily due to import competition of finished goods, the contraction in calendar year 2008 is driven by decreased demand at the retail level. The U.S. economic slowdown is expected to impact consumer spending and retail sales of the Company’s key segments like apparel, furnishings, and automotive.

In the Americas, regional free-trade agreements, such as NAFTA and CAFTA, and U.S. unilateral duty preference programs, such as ATPA and CBI, have a significant impact on the flow of goods among the region and the relative costs of production. The cost advantages offered by these regional free-trade agreements and duties preference programs on finished goods which incorporate U.S.-origin synthetic fiber and the desire for quick inventory turns have enabled regional synthetic yarn producers to effectively compete with imported finished goods from lower wage-based countries. The Company estimates that the duty-free benefit of processing synthetic textiles and apparel finished goods under the terms of these regional free-trade agreements and duty preference programs typically represents an advantage of 28% to 32% of the finished product’s wholesale cost. As a result of these cost advantages, it is expected that these regions, especially CAFTA, will continue to increase their supply of textiles to the U.S. markets.

Products

The Company manufactures polyester POY and polyester and nylon yarns for a wide range of end-uses. The Company processes and sells POY, as well as high-volume commodity, specialty and PVA yarns, domestically and internationally.

Polyester POY is used to make polyester yarn. Polyester yarn products include textured, dyed, twisted and beamed yarns. The Company sells its polyester yarns to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial, military, medical and other applications. Nylon products include textured nylon and covered spandex products, which the Company sells to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other applications.

In addition to producing high-volume commodity yarns, the Company develops, manufactures and commercializes specialty yarns that provide performance, comfort, aesthetic and other advantages to fabrics and garments. The Company continues to expand Repreve®, a family of 100% recycled yarns, with the introduction of Repreve® nylon, further supporting the continued consumer demand for eco-responsible products. The Company’s branded portion of its yarn portfolio continues to grow and provide product differentiation to brands, retailers and consumers. These branded yarn products include:

•	Repreve®, an eco-friendly yarn made from 100% recycled materials. Repreve® has been the Company’s most successful branded product in fiscal year 2008. Repreve can be found in well-known brands and retailers including Patagonia, REI, LL Bean, AllSteel, Hon, Perry Ellis, Sears, Macy’s and Kohl’s.

•	aio®, all-in-one performance yarns, which combine multiple performance properties into a single yarn. aio® has been very successful with brands, such as Reebok and retailers including Costco, under the Kirkland and Champion brands and Target’s C9 brand.

•	Sorbtek®, a permanent moisture management yarn primarily used in performance base layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items. Sorbtek® can be found in many well-known apparel brands and retailers, including Reebok, and under the Athletic Works brand at Wal-Mart.

•	A.M.Y.®, a yarn with permanent antimicrobial properties for odor control. A.M.Y.® is being used by Reebok’s NFL Equipment line, the U.S. military, Champion and C9.

•	Mynx® UV, an ultraviolet protective yarn. Mynx® UV can be found in Asics Running Apparel and Terry Cycling.

•	Reflexx®, a family of stretch yarns that can be found in a wide array of end-use applications from home furnishings to performance wear and from hosiery and socks to workwear and denim. Reflexx® can be found in many brands, including VF Corporation’s Wrangler and Lee and Majestic Athletic (a maker of uniforms for several major league baseball teams, including the New York Yankees).

The Company’s net sales of polyester and nylon accounted for 74% and 26% of total net sales, respectively, for fiscal year 2008.

Sales and Marketing

The Company employs a sales force of approximately 30 persons operating out of sales offices in the U.S., Brazil, and Colombia. The Company relies on independent sales agents for sales in several other countries. The Company seeks to create strong customer relationships and continually seeks ways to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, the Company has created significant pull-through sales and brand recognition for its products. For example, the Company works with brands and retailers to educate and create demand for its value-added products. The Company then works with key fabric mill partners to develop specific fabric for those brands and retailers utilizing its PVA products. Based on the results of many commercial and branded programs, this strategy has proven to be successful for the Company.

Customers

The Company sells its polyester yarns to approximately 900 customers and its nylon yarns to approximately 200 customers in a variety of geographic markets. In fiscal year 2008, the Company had sales to Hanesbrands, Inc. of $77.3 million which were approximately 11% of its consolidated revenues. The Company’s sales to Hanesbrands, Inc. were primarily related to its nylon segment. The sales to Hanesbrands, Inc. were pursuant to a supply agreement that expires in April 2009. The Company is in the process of renegotiating a new agreement, however the Company cannot provide any assurance that this relationship will continue following the expiration of the current agreement. The loss of this customer could have a material adverse effect on the Company’s business.

Products are generally sold on an order-by-order basis for both the polyester and nylon segments, including PVA yarns with enhanced performance characteristics. For substantially all customer orders, including those involving more customized yarns, the manufacture and shipment of yarn is in accordance with firm orders received from customers specifying yarn type and delivery dates.

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

Manufacturing

Polyester POY is made from petroleum-based chemicals such as terephthalic acid (“TPA”) and monoethylene glycol (“MEG”). The production of polyester POY consists of two primary processes, polymerization and spinning. The polymerization process is the production of polymer by a chemical reaction involving the combination of TPA and MEG. The spinning process involves an extrusion of molten polymer, directly from polymerization or using polyester polymer beads (“Chip”) into polyester POY. The molten polymer is extruded through spinnerettes to form continuous multi-filament raw yarn. The Company closed its POY polymerization and spinning facility in Kinston, North Carolina and is now purchasing much of its commodity POY from external suppliers. The Company also purchases Chip to spin in its Yadkinville, North Carolina facility where it produces polyester POY mostly for its specialty and PVA yarns.

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

Package dyeing allows for matching of customer specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting incorporates real twist into the filament yarns which can be sold for such uses as sewing thread, home furnishings and apparel. Beaming places both textured and covered yarns on to beams to be used by customers in warp knitting and weaving applications.

Additional processing of nylon products primarily includes covering which involves the wrapping or air entangling of filament or spun yarn around a core yarn. This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles while maintaining a softer feel.

The Company works closely with its customers to develop yarns using a research and development staff that evaluates trends and uses the latest technology to create innovative, PVA yarns reflecting current consumer preferences.

Suppliers

The primary raw material suppliers for the polyester segment are Nanya Plastics Corp. of America (“Nanya”) for Chip and POY and Reliance Industries for POY. The primary suppliers of nylon POY to the nylon segment are U.N.F. Industries Ltd. (“UNF”), HN Fibers, Ltd., Invista S.a.r.l. (“INVISTA”), Nylstar and Universal Premier Fibers, LLC. UNF is a 50/50 joint venture with Nilit Ltd. (“Nilit”), located in Israel. The joint venture produces nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY production is being utilized in the domestic nylon texturing operations. Although the Company does not generally expect having any significant difficulty in obtaining raw nylon POY, raw polyester POY, Chip and other raw materials used to manufacture polyester POY, the Company has in the past and may in the future experience interruptions or limitations in supply which could materially and adversely affect its operations. See “Item 1A — Risk Factors — The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer” for a further discussion.

Joint Ventures and Other Equity Investments

The Company participates in joint ventures in China, Israel and the U.S. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Joint Ventures and Other Equity Investments” for a more detailed description of its joint ventures.

Competition

The industry in which the Company currently operates is global and highly competitive. The Company processes and sells both high-volume commodity products and more specialized yarns both domestically and internationally into many end-use markets, including the apparel, automotive upholstery and furnishing markets. The Company competes with a number of other foreign and domestic producers of polyester and nylon yarns as well as with importers of textile and apparel products.

The polyester segment’s major regional competitors are AKRA, S.A. de C.V., O’Mara, Inc., Nanya, and Spectrum Yarns, Inc. The nylon segments major regional competitors are Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc.

The Company also competes against a number of foreign competitors that not only sell polyester and nylon yarns in the U.S. but also import foreign sourced fabric and apparel into the U.S. and other countries in which it does business, which adversely impacts the sale of its polyester and nylon yarns.

The Company’s foreign competitors include yarn manufacturers located in the regional free-trade markets who also benefit from the NAFTA, CAFTA, CBI and ATPA trade agreements which provide for duty-free treatment of most apparel and textiles between the signatory (and qualifying) countries. The cost advantages offered by these trade agreements and the desire for quick inventory turns have enabled producers from these regions, including commodity yarn users, to effectively compete. As a result of such cost advantages, the Company expects that the CAFTA and ATPA regions will continue to grow in their supply to the U.S. The Company is the largest of only a few significant producers of eligible yarn under these trade agreements. As a result, one of the Company’s business strategies is to leverage its eligibility status to increase its share of business with regional fabric producers and domestic producers who ship their products into the region for further processing.

On a global basis, the Company competes not only as a yarn producer but also as part of a supply chain. As one of the many participants in the textile industry supply chain, its business and competitive position are directly impacted by the business, financial condition and competitive position of several other participants in the supply chain in which it operates.

In the apparel market, a significant source of overseas competition comes from textile and apparel manufacturers that operate in lower labor and lower raw materials cost countries such as China. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Several of the Company’s foreign competitors have significant competitive advantages, including lower wages, raw materials and energy costs, capital costs, and favorable currency exchange rates against the U.S. dollar which could make the Company’s products less competitive and may cause its sales and operating results to decline. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on specialty and value-added products where the Company generates higher margins. In recent years, international imports of fabric and finished goods in the U.S. have significantly increased, resulting in a significant reduction in the Company’s customer base. The primary drivers for that growth are lower over-seas operating costs, increased overseas sourcing by U.S. retailers, the entry of China into the free-trade markets and the staged elimination of all textile and apparel quotas. In May 2005, the U.S. government imposed safeguard quotas on various categories of Chinese-made products, citing “market disruption.” Following extensive negotiations, the U.S. and China entered into a bilateral agreement in November 2005 resulting in the imposition of quotas on a number of categories of Chinese textile and apparel products until December 31, 2008. The Company expects global competition to intensify as a result of the gradual elimination of such trade protections.

The U.S. automotive upholstery market has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive upholstery and the just-in-time delivery requirements. Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide. Nevertheless, the U.S. automotive industry faces a decline of approximately 9% to 10% in production projected for calendar year 2008. The yarn volumes in the automotive industry are also negatively impacted by a shift to fabrics utilizing lower denier yarns and competition from piece dyed products.

The nylon hosiery market has been experiencing a decline in recent years due to movement in consumer preferences toward casual clothing, but is now expected to decline at a much lower rate as compared to previous years. The emergence of shape-wear, the expansion of CAFTA, and projected growth of the Company’s leading domestic hosiery producer has provided growth for the Company in this segment during fiscal year 2008.

General economic conditions, such as raw material prices, interest rates, currency exchange rates and inflation rates that exist in different countries have a significant impact on competitiveness, as do various country-to-country trade agreements and restrictions.

The Company believes that the continuing development and marketing of new and improved products, the growing need for quick response, speed to market, quick inventory turns and cost of capital will continue to require a sizable portion of the textile industry to remain based in the North and Central America regions. The Company’s success will continue to be primarily based on its ability to improve the mix of product offerings towards PVA yarns, to implement cost saving strategies and to effectively pass along raw material price changes, in order to improve its financial results and strategically penetrate growth markets, such as China.

See “Item 1A — Risk Factors — The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products” for a further discussion.

Backlog and Seasonality

The Company generally sells products on an order-by-order basis for both the polyester and nylon reporting segments, even for PVA yarns. Changes in economic indicators and consumer confidence levels can have a significant impact on retail sales. Deviations between expected sales and actual consumer demand result in significant adjustments to desired inventory levels and, in turn, replenishment orders placed with suppliers. This changing demand ultimately works its way through the supply chain and impacts the Company. As a result, the Company does not track unfilled orders for purposes of determining backlog but will routinely reconfirm or update the status of potential orders. Consequently, backlog is generally not applicable to the Company, and it does not consider its products to be seasonal.

Intellectual Property

The Company has a limited number of patents and approximately 26 U.S. registered trademarks none of which are material to any of the Company’s reporting segments or its business taken as a whole. The Company licenses certain trademarks, including Dacron® and Softectm from INVISTA.

Employees

The Company employs approximately 2,800 employees of whom approximately 2,770 are full-time and approximately 30 are part-time employees. Approximately 1,980 employees are employed in the polyester segment, approximately 700 employees are employed in the nylon segment and approximately 120 employees are employed in its corporate office. While employees of the Company’s foreign operations are generally unionized, none of the domestic employees are currently covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Trade Regulation

Increases in global capacity and imports of foreign-made textile and apparel products are a significant source of competition for the Company’s supply chain. Although imported apparel represents a significant portion of the U.S. apparel market, recent regional trade agreements containing yarn forward rules of origin have provided opportunities to participate in the growing import market with apparel products manufactured outside the U.S. Although imports of certain finished textile products from Asia have declined thus far in 2008, imports from Asia have gained significant share over the last several years as a result of lower wages, lower raw material and capital costs, unfair trade practices, and favorable currency exchange rates against the U.S. dollar.

The extent of import protection afforded by the U.S. government to domestic textile producers has been subject to considerable domestic political deliberation and foreign considerations. In January 1995, a multilateral trade organization, the World Trade Organization (“WTO”), was formed by the members of the General Agreement on Tariffs and Trade (“GATT”), to replace GATT. At that time the WTO established a mechanism by which world trade in textiles and clothing would be progressively liberalized through the elimination of quotas and the reduction of duties. The implementation began in January 1995 with the phasing-out of quotas and the gradual reduction of duties to take place over a 10-year period. As of January 1, 2005, the remaining quotas, (representing approximately one-half of the textile and apparel imports) were removed. During calendar year 2005, textile and apparel imports from China surged, primarily gaining share from other Asian importing countries. To that end, the U.S. government imposed safeguard quotas on various categories of Chinese-made products, citing “market disruption.” Following extensive negotiations, the U.S. and China entered into a bilateral agreement in November 2005 resulting in the imposition of annually increasing quotas on a number of categories of Chinese textile and apparel products that will remain in effect until December 31, 2008. In anticipation of the lifting of these quotas, the industry is exploring all current trade remedy laws that will address unfair trade practices that China has failed to eliminate under its WTO commitment.

Although quotas on textiles and apparel imports will be eliminated after 2008, tariffs on imported products remain in effect. A seven-year effort under the WTO Doha Round to establish further tariff liberalization collapsed in August 2008.

NAFTA is a free trade agreement between the United States, Canada and Mexico that became effective on January 1, 1994 and has created the world’s largest free-trade region. The agreement contains safeguards sought by the U.S. textile industry, including certain rules of origin for textile and apparel products that must be met for these products to receive benefits under NAFTA. In general, textile and apparel products must be produced from yarns and fabrics made in the NAFTA region, and all subsequent processing must occur in the NAFTA region to receive duty-free treatment. Based on experience to date, NAFTA has had a favorable impact on the Company’s business.

In 2000, the U.S. passed the CBI, amended by the Trade Act of 2002, which allows apparel products manufactured in the Caribbean region using yarns or fabric produced in the U.S. to be imported into the U.S. duty and quota free. Also in 2000, the U.S. passed the African Growth and Opportunity Act (“AGOA”), which was amended by the Trade Act of 2002, which allows apparel products manufactured in the sub-Saharan African region using yarns and fabrics produced in the U.S. to be imported to the U.S. duty and quota free.

On August 2, 2005, the U.S. passed CAFTA, which is a free trade agreement between seven signatory countries: the U.S., the Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. Qualifying textile and apparel products that are produced in any of the seven signatory countries from fabric, yarn or fibers that are also produced in any of the seven signatory countries may be imported into the U.S. duty-free. At this time, Costa Rica is the only CAFTA country that has not yet ratified the agreement and come under its provisions. Provisions requiring US-CAFTA pocketing yarn and fabric and cumulation with Canada and Mexico were implemented on August 15, 2008.

The Andean Trade Promotion and Drug Eradication Act (“ATPDEA”) passed on August 6, 2002, effectively granting participating Andean countries the favorable trade terms similar to those of the other regional free trade agreements. Under the enhanced ATPDEA, apparel manufactured in Bolivia, Colombia, Ecuador and Peru using yarns and fabric produced in the U.S., or in these four Andean countries, could be imported into the U.S. duty and quota free through December 31, 2006. A temporary extension for the ATPDEA was granted to coincide with the ongoing free trade agreement negotiations with several of these Andean nations. Awaiting congressional action are free trade agreements with Peru and Colombia which follow, for the most part, the same yarn forward rules of origin as the ATPDEA, as well as free trade agreements with Panama and South Korea. These agreements contain basic yarn forward rules of origin for textile and apparel products similar to the NAFTA.

The 2008 Farm Bill, drafted on a ten year baseline, includes economic adjustment assistance provisions which provide textile mills a subsidy of four cents a pound on the cost of the domestic and imported cotton that it uses for the first four years and three cents a pound for the last six years. This program went into effect August 1, 2008; however, final interpretation and regulations, including reinvestment requirements, have not been completed at this time. Parkdale America, LLC (“PAL”), the Company’s joint venture with Parkdale Mills, Inc., will begin to accrue benefits based on its consumption of cotton starting on August 1, 2008.

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

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston from INVISTA S.a.r.l. The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with DuPont. Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of contamination at the identified AOCs and clean them up to comply with applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston site was to pass to the Company and after seven years of sliding scale shared responsibility with Dupont,the Company would have had sole responsibility for future remediation requirements, if any. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain of the assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of this site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Revenues and Long-Lived Assets By Geographic Area

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006

United States
Net sales	$581,400	$574,857	$633,354
Long-lived assets, net(1)	156,230	197,682	236,253
Brazil
Net sales	$128,531	$110,191	$98,887
Long-lived assets, net	25,082	20,052	18,676
Other foreign
Net sales	$3,415	$5,260	$6,424
Long-lived assets, net	111	101	186

(1)	Includes assets held for held

Available Information

The Company’s Internet address is: www.unifi.com. Copies of the Company’s reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, that the Company files with or furnishes to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5, are available as soon as practicable after such material is electronically filed with or furnished to the SEC and maybe obtained without charge by accessing the Company’s web site or by writing Mr. Ronald L. Smith at Unifi, Inc. P.O. Box 19109, Greensboro, North Carolina 27419-9109.

Item 1A.	Risk Factors

The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

A significant portion of the Company’s raw materials energy costs are petroleum-based chemicals. The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics including geo-political risks. While the Company frequently enters into raw material supply agreements, as is the general practice in its industry, these agreements typically provide for formula-based pricing. Therefore, its supply agreements provide only limited protection against price volatility. While the Company has in the past matched cost increases with corresponding product price increases, the Company was not always able to immediately raise product prices, and, ultimately, pass on underlying cost increases to its customers. The Company has in the past lost and expects that it will continue to lose, customers to its competitors as a result of any price increases. In addition, its competitors may be able to obtain raw materials at a lower cost due to market regulations. Additional raw material and energy cost increases that the Company is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer.

The Company depends on a limited number of third parties for certain raw material supplies, such as POY and Chip. Although alternative sources of raw materials exist, the Company may not continue to be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. With its recent closure of its Kinston facility, sources of POY from NAFTA and CAFTA qualified suppliers may in the future experience interruptions or limitations in the supply of its raw materials, which would increase its product costs and could have a material adverse effect on its business, financial condition, results of operations or cash flows. These POY suppliers are also at risk with their raw material supply chain. For example, in the Louisiana area in 2005, Hurricane Katrina created shortages in the supply of paraxlyene, a feedstock used in polymer production. As a result, supplies of paraxlyene were reduced, and prices increased. With Hurricane Rita the supply of MEG was reduced, and prices increased as well. Any disruption or curtailment in the supply of any of its raw materials could cause the Company to reduce or cease its production in general or require the Company to increase its pricing, which could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

The Company is currently implementing various strategic business initiatives, and the success of the Company’s business will depend on its ability to effectively develop and implement these initiatives.

The Company is currently implementing various strategic business initiatives. Further, as discussed herein, the Company is changing its strategy in China. In connection with the development and implementation of these initiatives, the Company has incurred, and expects to continue to incur, additional expenses, including, among others, expenses associated with discontinuing underperforming operations and closing certain of its plants and facilities and related severance costs. The development and implementation of these initiatives also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on the Company’s operations and profitability, particularly if the initiatives included in any new endeavor prove to be unsuccessful. Moreover, if the Company is unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, the Company’s business and operating results would be adversely affected.

The Company’s substantial level of indebtedness could adversely affect its financial condition.

The Company has substantial indebtedness. As of June 29, 2008, the Company had a total of $211.4 million of debt outstanding, including $190.0 million outstanding in aggregate principal amount of 2014 notes, $3.0 million outstanding under the Company’s amended revolving credit facility, $17.1 million outstanding in loans relating to a Brazilian government tax program, and $1.3 million outstanding on a sale leaseback obligation.

The Company’s outstanding indebtedness could have important consequences to investors, including the following:

•	its high level of indebtedness could make it more difficult for the Company to satisfy its obligations with respect to its outstanding notes, including its repurchase obligations;

•	the restrictions imposed on the operation of its business may hinder its ability to take advantage of strategic opportunities to grow its business;

•	its ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	the Company must use a substantial portion of its cash flow from operations to pay interest on its indebtedness, which will reduce the funds available to the Company for operations and other purposes;

•	its high level of indebtedness could place the Company at a competitive disadvantage compared to its competitors that may have proportionately less debt;

•	its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates may be limited; and

•	its high level of indebtedness makes the Company more vulnerable to economic downturns and adverse developments in its business.

Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to satisfy its obligations under its indebtedness.

Despite its current indebtedness levels, the Company may still be able to incur substantially more debt. This could further exacerbate the risks associated with its substantial leverage.

The Company and its subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of its current debt restrict, but do not completely prohibit, the Company from doing so. The Company’s amended revolving credit facility permits up to $100 million of borrowings, which the Company can request be increased to $150 million under certain circumstances, with a borrowing base specified in the credit facility as equal to specified percentages of eligible accounts receivable and inventory. In addition, the indenture with respect to the 2014 notes dated May 26, 2006 between the Company and its subsidiary guarantors and U.S. Bank, National Association, as Trustee (the “Indenture”) allows the Company to issue additional notes under certain circumstances and to incur certain other additional secured debt, and allows its foreign subsidiaries to incur additional debt. The Indenture for its 2014 notes does not prevent the Company from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to its current debt levels, the related risks that the Company now faces could intensify.

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

The sale of certain excess assets may not be concluded and the Company’s cash position may be adversely effected.

The Company intends to sell certain excess assets. The Company has entered into negotiations to sell its interest in YUFI. The Company understands that negotiations with the potential buyer are continuing and until a definitive agreement has been reached, there is a risk that the transactions may not be accomplished. In addition, the Company is offering for sale all remaining assets and structures located at the Company’s Kinston polyester facility. The Company retains certain rights to sell these assets for a period of two years from March 20, 2008. If after the two year period has past and the assets have not been sold, the Company will convey these assets to DuPont for no value. If the Company is unsuccessful in facilitating a sale of some or all of these assets, it will reduce the Company’s expected restricted cash position.

The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products.

The Company’s industry is highly competitive. The Company competes not only against domestic and foreign yarn producers, but also against importers of foreign sourced fabric and apparel into the U.S. and other countries in which the Company does business. The Company’s major regional competitors are AKRA, S.A. de C.V., O’Mara, Inc., Nanya, and Spectrum, in the polyester yarn segment and Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc. in the nylon yarn segment. The importation of garments and fabric from lower wage-based countries and overcapacity throughout the world has resulted in lower net sales, gross profits and net income for both its polyester and nylon segments. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Because the Company, and the supply chain in which the Company operates, do not typically operate on the basis of long-term contracts with textile and apparel customers, these competitive factors could cause the Company’s customers to rapidly shift to other producers. A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor costs, lower raw materials and energy costs and favorable currency exchange rates against the U.S. dollar. If any of these advantages increase, the Company’s products could become less competitive, and its sales and profits may decrease as a result. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on value-added products, where the Company continues to generate higher margins. Competitive pressures may also intensify as a result of the elimination of China safeguard measures and the potential elimination of duties. The Company, and the supply chain in which the Company operates, may therefore not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

The Company is dependent on a relatively small number of customers for a significant portion of our net sales.

A significant portion of the Company’s net sales is derived from a relatively small number of customers and in particular the sales to one customer, Hanesbrands, Inc. Hanesbrands, Inc. and the Company have entered into a supply agreement to provide products to this customer, and this agreement expires in April 2009. If this agreement is not renewed, and the sales to this customer are reduced, the result could have a material adverse effect on the Company’s business and operating results. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company’s principal customers will continue to purchase products and services from it at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in the trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect on its business, net sales and profitability.

A number of sectors of the textile industry in which the Company sells its products, particularly apparel, hosiery and home furnishings, are subject to intense foreign competition. Other sectors of the textile industry in which the Company sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations, quotas and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as China. Changes in such trade regulations, quotas and duties may make its products less attractive from a price standpoint than the goods of its competitors or the finished apparel products of a competitor in the supply chain, which could have a material adverse effect on the Company’s business, net sales and profitability. In addition, increased foreign capacity and imports that compete directly with its products could have a similar effect. Furthermore, one of the Company’s key business strategies is to expand its business within countries that are parties to free-trade agreements with the U.S. Any relaxation of duties or other trade protections with respect to countries that are not parties to those free-trade agreements could therefore decrease the importance of the trade agreements and have a material adverse effect on its business, net sales and profitability. Two examples of potentially adverse consequences can be found in the recently signed CAFTA agreement. An amendment to require US or regional pocketing yarn and fabric to advantage duty free CAFTA treatment has been signed by the participatory CAFTA countries, but not yet passed through their legislative processes, which is required for the measure to take effect. Additionally, a customs ruling has been issued that allows the use of foreign singled textured sewing thread in the CAFTA region. Failure to overturn this ruling or correct this issue could have some material adverse effect on this business segment. See “Item 1. Business — Trade Regulation” for more information.

A decline in general economic or political conditions and changes in consumer spending could cause the Company’s sales and profits to decline.

The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishing, automotive, industrial and other similar end-use markets. Demand for furniture and durable goods, such as automobiles, is often affected significantly by economic conditions. Demand for a number of categories of apparel also tends to be tied to economic cycles. Domestic demand for textile products therefore tends to vary with the business cycles of the U.S. economy as well as changes in global economic and political conditions. Future armed conflicts, terrorist activities or natural disasters in the U.S. or abroad and any consequent actions on the part of the U.S. government and others may cause general economic conditions in the U.S. to deteriorate or otherwise reduce U.S. consumer spending. A decline in general economic conditions or consumer confidence may also lead to significant changes to inventory levels and, in turn, replenishment orders placed with suppliers. These changing demands ultimately work their way through the supply chain and could adversely affect demand for the Company’s products and have a material adverse effect on its business, net sales and profitability.

Failure to successfully reduce the Company’s production costs may adversely affect its financial results.

A significant portion of the Company’s strategy relies upon its ability to successfully rationalize and improve the efficiency of its operations. In particular, the Company’s strategy relies on its ability to reduce its production costs in order to remain competitive. Over the past four years, the Company has consolidated multiple unprofitable businesses and production lines in an effort to match operating rates to the market, reduce overhead and supply costs, focus on optimizing the product mix amongst its reorganized assets, and made significant capital expenditures to more completely automate its production facilities, lessen the dependence on labor and decrease waste. If the Company is not able to continue to successfully implement cost reduction measures, or if these efforts do not generate the level of cost savings that it expects going forward or result in higher than expected costs, there could be a material adverse effect on its business, financial condition, results of operations or cash flows.

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

The Company has a significant operation in Brazil, an operation in Colombia and joint ventures in China and Israel. The Company serves customers in Canada, Mexico, Israel and various countries in Europe, Central America, South America and South Africa. Foreign operations are subject to certain political, economic and other uncertainties not encountered by its domestic operations that can materially affect sales, profits, cash flows and financial position. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political risks, general economic risks, required compliance with a variety of foreign laws, including tax laws, the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to the Company or any of its U.S. subsidiaries, maintenance of minimum capital requirements and import and export controls. Through its foreign operations, the Company is also exposed to currency fluctuations and exchange rate risks. Because a significant amount of its costs incurred to generate the revenues of its foreign operations are denominated in local currencies, while the majority of its sales are in U.S. dollars, the Company has in the past been adversely impacted by the appreciation of the local currencies relative to the U.S. dollar, and currency exchange rate fluctuations could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company has translated its revenues and expenses denominated in local currencies into U.S. dollars at the average exchange rate during the relevant period and its assets and liabilities denominated in local currencies into U.S. dollars at the exchange rate at the end of the relevant period. Fluctuations in the foreign exchange rates will affect period-to-period comparisons of its reported results. Additionally, the Company operates in countries with foreign exchange controls. These controls may limit its ability to repatriate funds from its international operations and joint ventures or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect the Company’s ability to access cash from these operations.

Recent changes in the Company’s senior management and on its Board may cause uncertainty in, or be disruptive to, the Company’s business.

The Company experienced significant changes in its senior management and on the Board in fiscal year 2008. On August 1, 2007, the Company announced that the Board terminated Brian Parke as the Chairman, President and CEO of the Company. Mr. Parke had been President of the Company since 1999, CEO since 2000 and Chairman since 2004. In addition, there were several changes to the Board, including the resignation of six directors, including Mr. Parke, and the appointment of three new directors. On August 22, 2007, the Company announced an internal reorganization that involved the termination of Benny L. Holder, the Company’s Vice President and Chief Information Officer.

On September 26, 2007, the Company announced that the Board elected Mr. William Jasper as the Company’s President and CEO. In addition, Mr. Roger Berrier was elected Executive Vice President of Sales, Marketing, and Asian Operations. Mr. Berrier assumed responsibility for all marketing, sales, and customer service functions as well as the Company’s joint venture in China. On the same day, Mr. Jasper and Mr. Berrier were also appointed to the Company’s Board. On October 4, 2007, the Company announced that Mr. Ronald Smith was elected as its CFO replacing Mr. William Lowe, Jr. whose employment with the Company was terminated.

The Company currently does not have any employment agreements with its corporate officers and cannot assure investors that any of these individuals will remain with the Company. The Company currently does not have a life insurance policy on any of the members of the senior management team. These changes in the Company’s senior management and on the Board may be disruptive to its business, and, during this current transition period, there may be uncertainty among investors, vendors, customers, rating agencies, employees and others concerning the Company’s future direction and performance. Moreover, the Company’s future success depends to a significant extent on its ability to attract and retain senior management personnel. The loss of any of its senior managers could have a material adverse affect on the Company’s results of operations and financial condition.

The Company may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that the Company violated the Foreign Corrupt Practices Act could have a material adverse effect on its business.

To the extent that the Company operates outside the U.S., it is subject to the Foreign Corrupt Practices Act (the “FCPA”) which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, the Company may be held liable for actions taken by its strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that the Company violated the FCPA could result in sanctions that could have a material adverse effect on its business.

The Company’s business could be negatively impacted by the financial condition of its customers.

The U.S. textile and apparel industry faces many challenges. Overcapacity, volatility in raw material pricing, and intense pricing pressures have led to the closure of many domestic textile and apparel plants. Continued negative industry trends may result in the deteriorating financial condition of its customers. Certain of the Company’s customers are experiencing financial difficulties. The loss of any significant portion of its sales to any of these customers could have a material adverse impact on its business, results of operations, financial condition or cash flows. In addition, any receivable balances related to its customers would be at risk in the event of their bankruptcy. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal Year 2006 (52 Weeks)” for fiscal year 2007 losses directly related to customer bankruptcies.

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

The Company has established joint ventures and made minority interest investments designed to increase its vertical integration, increase efficiencies in its procurement, manufacturing processes, marketing and distribution in the U.S. and other markets. The Company’s principal joint ventures and minority investments include UNF, PAL, and YUFI. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Joint Ventures and Other Equity Investments” for a further discussion. The Company’s inability to control entities in which it invests may affect its ability to receive distributions from those entities or to fully implement its business plan. The incurrence of debt or entry into other agreements by an entity not under its control may result in restrictions or prohibitions on that entity’s ability to pay dividends or make other distributions. Even where these entities are not restricted by contract or by law from making distributions, the Company may not be able to influence the occurrence or timing of such distributions. In addition, if any of the other investors in these entities fails to observe its commitments, that entity may not be able to operate according to its business plan or the Company may be required to increase its level of commitment. If any of these events were to occur, its business, results of operations, financial condition or cash flows could be adversely affected. Because the Company does not own a majority or maintain voting control of these entities, the Company does not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from the Company’s, and they may cause such entities to take actions which are not in its best interest. If the Company is unable to maintain its relationships with its partners in these entities, the Company could lose its ability to operate in these areas which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

Increases of illegal transshipment of textile and apparel goods into the U.S. could have a material adverse effect on the Company’s business.

According to industry experts and trade associations illegal transshipments of apparel products into the U.S. continues to negatively impact the textile market. Illegal transshipment involves circumventing quotas by falsely claiming that textiles and apparel are a product of a particular country of origin or include yarn of a particular country of origin to avoid paying higher duties or to receive benefits from regional free-trade agreements, such as NAFTA and CAFTA. If illegal transshipment is not monitored and enforcement is not effective, these shipments could have a material adverse effect on its business.

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

In addition, the Company could incur significant expenditures in order to comply with existing or future environmental or safety laws. For example, on September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston from INVISTA. The land for the Kinston site was leased pursuant to a 99 year Ground Lease with DuPont. Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the EPA and DENR pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential AOCs, assess the extent of contamination at the identified AOCs and clean them up to comply with applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston site was to pass to the Company and after seven years of sliding scale shared responsibility with Dupont, the Company would have had sole responsibility for future remediation requirements, if any. Effective

March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain of the assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of this site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Environmental Liabilities.”

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

The Company’s operations are also subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration and comparable statutes in foreign jurisdictions where the Company operates. The Company believes that it employs appropriate precautions to protect its employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. However, claims that may be asserted against the Company for work-related illnesses or injury, and changes in occupational health and safety laws and regulations in the U.S. or in foreign jurisdictions in which the Company operates could increase its operating costs. The Company is unable to predict the ultimate cost of compliance with these health and safety laws and regulations. Accordingly, the Company may become involved in future litigation or other proceedings or be found to be responsible or liable in any litigation or proceedings, and such costs may be material to the Company.

The Company’s business may be adversely affected by adverse employee relations.

The Company employs approximately 2,800 employees, approximately 2,400 of which are domestic employees and approximately 400 of which are foreign employees. While employees of its foreign operations are generally unionized, none of its domestic employees are currently covered by collective bargaining agreements. The failure to renew collective bargaining agreements with employees of the Company’s foreign operations and other labor relations issues, including union organizing activities, could result in an increase in costs or lead to a strike, work stoppage or slow down. Such labor issues and unrest by its employees could have a material adverse effect on the Company’s business.

The Company’s future financial results could be adversely impacted by asset impairments or other charges.

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is required to assess the impairment of the Company’s long-lived assets, such as plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. When the Company determines that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more impairment indicators, the Company then measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In accordance with SFAS No. 144, any such impairment charges will be recorded as operating losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Review of Fiscal Year 2008 Results of Operations (53 Weeks) Compared to Fiscal Year 2007 (52 Weeks)” for fiscal year 2008 impairment charges relating to long-lived assets.

In addition, the Company evaluates the net values assigned to various equity investments it holds, such as its investment in YUFI, PAL, and UNF, in accordance with the provisions of APB 18. APB 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss. Any such impairment losses will be recorded as operating losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Joint Ventures and Other Equity Investments” for more information regarding the Company’s equity investments.

Any operating losses resulting from impairment charges under SFAS No. 144 or APB 18 could have an adverse effect on its operating results and therefore the market price of its securities, including its common stock.

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

Following is a summary of principal properties owned or leased by the Company as of June 29, 2008:

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

As of June 29, 2008, the Company owned 4.7 million square feet of manufacturing, warehouse and office space.

In addition to the above properties, the corporate administrative office for each of its segments is located at 7201 West Friendly Ave. in Greensboro, North Carolina. Such property consists of a building containing approximately 100,000 square feet located on a tract of land containing approximately nine acres.

All of the above facilities are owned in fee simple, with the exception of a plant in Mayodan, North Carolina which is leased from a financial institution pursuant to a sale leaseback agreement entered into on May 20, 1997, as amended; one plant and one warehouse in Staunton, Virginia, one plant and one warehouse in Kinston, North Carolina and one office in Sao Paulo, Brazil. Management believes all the properties are well maintained and in good condition. In fiscal year 2008, the Company’s manufacturing plants in the U.S. and Brazil operated below capacity. Accordingly, management does not perceive any capacity constraints in the foreseeable future.

As of June 29, 2008, the Company had certain properties classified as assets held for sale which includes real property in Yadkinville, North Carolina.

Item 3.	Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2008.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a description of the name, age, position and offices held, and the period served in such position or offices for each of the executive officers of the Company.

President and Chief Executive Officer

WILLIAM L. JASPER — Age: 55 — Mr. Jasper has been the Company’s President and Chief Executive Officer since September 2007. He had been the Vice President of Sales since 2006. Prior to that, Mr. Jasper was the General Manager of the Polyester segment, having responsibility for all natural polyester businesses. He joined the Company with the purchase of the Kinston polyester POY assets from INVISTA in September 2004. Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business. Before working at INVISTA, Mr. Jasper held various management positions in operations, technology, sales and business for DuPont since 1980. He has been a director since September 2007 and is a member of the Company’s Executive Committee.

Vice Presidents

RONALD L. SMITH — Age: 40 — Mr. Smith has been Vice President & Chief Financial Officer of the Company since October 2007. He was appointed Vice President of Finance and Treasurer in September 2007. Mr. Smith joined the Company in November 1994 and has held positions as Controller, Chief Accounting Officer and Director of Business Development and Corporate Strategy. He most recently held the position of Treasurer and had additional responsibility for Investor Relations.

R. ROGER BERRIER — Age: 39 — Mr. Berrier has been the Executive Vice President of Sales, Marketing and Asian Operations of the Company since September 2007. Prior to that, he had been the Vice President of Commercial Operations since April 2006 and the Commercial Operations Manager responsible for corporate product development, marketing and brand sales management from April 2004 to April 2006. Mr. Berrier joined the Company in 1991 and has held various management positions within operations, including international operations, machinery technology, research & development and quality control. He has been a director since September 2007 and is a member of the Company’s Executive Committee.

THOMAS H. CAUDLE, JR. — Age: 56 — Mr. Caudle has been the Vice President of Manufacturing since October 2006. He was the Vice President of Global Operations of the Company from April 2003 until October 2006. Prior to that, Mr. Caudle had been Senior Vice President in charge of manufacturing for the Company since July 2000 and Vice President of Manufacturing Services of the Company since January 1999. Mr. Caudle has been an employee of the Company since 1982.

CHARLES F. MCCOY — Age: 44 — Mr. McCoy has been the Vice President, Secretary and General Counsel of the Company since October 2000, the Corporate Compliance Officer since 2002, and the Corporate Governance Officer of the Company since 2004. Mr. McCoy has been an employee of the Company since January 2000, when he joined the Company as Corporate Secretary and General Counsel.

Each of the executive officers was elected by the Board of the Company at the Annual Meeting of the Board held on October 24, 2007. Each executive officer was elected to serve until the next Annual Meeting of the Board or until his successor was elected and qualified. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

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

	High	Low

Fiscal year 2007:
First quarter ended September 24, 2006	$3.24	$2.26
Second quarter ended December 24, 2006	3.00	1.69
Third quarter ended March 25, 2007	2.98	1.83
Fourth quarter ended June 24, 2007	3.07	2.48
Fiscal year 2008:
First quarter ended September 23, 2007	$2.81	$1.87
Second quarter ended December 23, 2007	3.05	2.23
Third quarter ended March 23, 2008	2.98	1.80
Fourth quarter ended June 29, 2008	3.06	2.30

As of September 5, 2008, there were approximately 450 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are approximately 4,400 beneficial owners of its common stock.

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

The following table summarizes information as of June 29, 2008 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans:

	(a)	(b)	(c)
Number of Securities Remaining
	Number of Shares to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	5,383,516	$4.64	256,451
Equity compensation plans not approved by shareholders	—	—	—

Total	5,383,516	$4.64	256,451

Under the terms of the 1999 Unifi Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”), the maximum number of shares to be issued was approved at 6,000,000. Of the 6,000,000 shares approved for issuance, no more than 3,000,000 may be issued as restricted stock. To date, 258,166 shares have been issued as restricted stock of which 300 shares are unvested as of June 29, 2008. Any option or restricted stock that is forfeited may be reissued under the terms of the plan. The amount forfeited or canceled is included in the number of securities remaining available for future issuance in column (c) in the above table.

Recent Sales of Unregistered Securities

On January 1, 2007, the Company issued approximately 8.3 million shares of its common stock, in exchange for specified assets purchased from Dillon by Unifi Manufacturing, Inc. one of the Company’s wholly owed subsidiaries. There were no underwriters used in the transaction. The issuance of these shares of common stock was made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering. On February 9, 2007, the Company filed Form S-3 Registration statement under the Securities Act of 1933 to register the resale of these shares.

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

PERFORMANCE GRAPH — SHAREHOLDER RETURN ON COMMON STOCK

Set forth below is a line graph comparing the cumulative total Shareholder return on the Company’s Common Stock with (i) the New York Stock Exchange Composite Index, a broad equity market index, and (ii) a peer group selected by the Company in good faith (the “Peer Group”), assuming in each case, the investment of $100 on June 29, 2003 and reinvestment of dividends. Including the Company, the Peer Group consists of thirteen publicly traded textile companies, including Albany International Corp., Culp, Inc., Decorator Industries, Inc., Dixie Group, Inc., Hallwood Group Inc., Hampshire Group, Limited, Innovise PLC, Interface, Inc., JPS Industries, Inc., Lydall, Inc., Mohawk Industries, Inc., and Quaker Fabric Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Unifi, Inc., The NYSE Composite Index
And A Peer Group

* $100 invested on 6/29/03 in stock & index-including reinvestment of dividends.

	June 29,	June 27,	June 26,	June 25,	June 24,	June 29,
	2003	2004	2005	2006	2007	2008
Unifi, Inc.	100.00	44.33	66.00	49.17	46.50	42.17
NYSE Composite	100.00	121.79	136.59	153.48	174.68	174.68
Peer Group	100.00	125.45	134.95	127.32	168.53	118.22

Item 6.	Selected Financial Data

	June 29, 2008	June 24, 2007	June 25, 2006	June 26, 2005	June 27, 2004
	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Amounts in thousands, except per share data)

Summary of Operations:(1)
Net sales	$713,346	$690,308	$738,665	$792,774	$666,114
Cost of sales	662,764	651,911	692,225	759,792	626,982
Selling, general and administrative expenses	47,572	44,886	41,534	42,211	45,963
Provision for bad debts	214	7,174	1,256	13,172	2,389
Interest expense	26,056	25,518	19,266	20,594	18,706
Interest income	(2,910)	(3,187)	(6,320)	(3,173)	(3,299)
Other (income) expense, net	(6,427)	(2,576)	(1,466)	(2,320)	(1,720)
Equity in (earnings) losses of unconsolidated affiliates	(1,402)	4,292	(825)	(6,938)	6,877
Minority interest income	—	—	—	(530)	(6,430)
Restructuring charges (recoveries)(2)	4,027	(157)	(254)	(341)	8,205
Write down of long-lived assets(3)	2,780	16,731	2,366	603	25,241
Write down of investment in equity affiliates(4)	10,998	84,742	—	—	—
Goodwill impairment(5)	—	—	—	—	13,461
Loss on early extinguishment of debt(6)	—	—	2,949	—	—

Loss from continuing operations before income taxes and extraordinary item	(30,326)	(139,026)	(12,066)	(30,296)	(70,261)
Provision (benefit) for income taxes	(10,949)	(21,769)	301	(12,360)	(25,497)

Loss from continuing operations before extraordinary Item	(19,377)	(117,257)	(12,367)	(17,936)	(44,764)
Income (loss) from discontinued operations, net of tax	3,226	1,465	360	(22,644)	(25,644)

Loss before extraordinary item and cumulative effect of accounting change	(16,151)	(115,792)	(12,007)	(40,580)	(70,408)
Extraordinary gain — net of taxes of $0(7)	—	—	—	1,157	—

Net loss	$(16,151)	$(115,792)	$(12,007)	$(39,423)	$(70,408)

Per Share of Common Stock: (basic and diluted)
Loss from continuing operations	$(.32)	$(2.09)	$(.23)	$(.35)	$(.86)
Income (loss) from discontinued operations, net of tax	.05	.03	—	(.43)	(.49)
Extraordinary gain — net of taxes of $0	—	—	—	.02	—

Net loss	$(.27)	$(2.06)	$(.23)	$(.76)	$(1.35)

Balance Sheet Data:
Working capital	$185,328	$194,735	$186,050	$246,664	$239,377
Gross property, plant and equipment	855,324	913,144	914,283	953,313	941,334
Total assets	591,531	665,953	737,148	847,527	872,885
Long-term debt and other obligations	204,366	236,149	202,110	259,790	263,779
Shareholders’ equity	305,669	304,954	387,464	385,727	402,251

(1)	On June 25, 2007, the Company changed its method of accounting for certain inventories from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The Company applied this change in method of inventory costing by retrospective application to the prior years’ financial statements.

(2)	Restructuring charges (recoveries) consisted of severance and related employee termination costs and facility closure costs.

(3)	The Company performs impairment testing on its long-lived assets periodically, or when an event or change in market conditions indicates that the Company may not be able to recover its investment in the long-lived asset in the normal course of business. As a result of this testing, the Company has determined certain assets had become impaired and recorded impairment charges accordingly.

(4)	In fiscal year 2007, management determined that its investment in PAL was impaired and that the impairment was considered other than temporary. As a result, the Company recorded a non-cash impairment charge of $84.7 million to reduce the carrying value of its equity investment in PAL to $52.3 million. In fiscal year 2008 the Company determined that its investments in USTF and YUFI were impaired resulting in non-cash impairment charges of $4.5 million and $6.4 million, respectively.

(5)	In fiscal year 2004, management performed an impairment test for the entire domestic polyester segment. As a result of the testing, the Company recorded a goodwill impairment charge of $13.5 million to reduce the segment’s goodwill to $0.

(6)	In April 2006, the Company commenced a tender offer for all of its outstanding 2008 notes. In May 2006, the Company issued $190 million of notes due in 2014. The $2.9 million charge related to the fees associated with the tender offer as well as the unamortized bond issuance costs on the 2008 notes.

(7)	In fiscal year 2005, the Company completed its acquisition of the INVISTA polyester POY manufacturing assets located in Kinston, North Carolina, including inventories, valued at $24.4 million. As part of the acquisition, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility. At that time, the Company recorded a reserve of $10.7 million in related severance costs and $0.4 million in restructuring costs which were recorded as assumed liabilities in purchase accounting; and therefore, had no impact on the Consolidated Statements of Operations. As of March 27, 2005, both lines were successfully shut down and a reduction in the original restructuring estimate for severance was recorded. As a result of the reduction to the restructuring reserve, a $1.2 million extraordinary gain, net of tax, was recorded.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things, the risks described under the caption “Item 1A — Risk Factors” above and:

•	the competitive nature of the textile industry and the impact of worldwide competition;

•	changes in the trade regulatory environment and governmental policies and legislation;

•	the availability, sourcing and pricing of raw materials;

•	general domestic and international economic and industry conditions in markets where the Company competes, such as recession and other economic and political factors over which the Company has no control;

•	changes in consumer spending, customer preferences, fashion trends and end-uses;

•	its ability to reduce production costs;

•	changes in currency exchange rates, interest and inflation rates;

•	the financial condition of its customers;

•	its ability to sell excess assets;

•	technological advancements and the continued availability of financial resources to fund capital expenditures;

•	the operating performance of joint ventures, alliances and other equity investments;

•	the impact of environmental, health and safety regulations;

•	the loss of a material customer;

•	employee relations;

•	the continuity of the Company’s leadership; and

•	the success of the Company’s consolidation initiatives.

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

Business Overview

The Company is a diversified producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. The Company adds value to the supply chain and enhances consumer demand for its products through the development and introduction of branded yarns that provide unique performance, comfort and aesthetic advantages. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and nylon covered spandex products. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, furnishings, automotive, industrial and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products.

Polyester Segment.  The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive, hosiery, furnishings, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil, and the United States, which has the largest operations and number of locations. For fiscal years 2008, 2007, and 2006, polyester segment net sales were $530.6 million, $530.1 million, and $566.3 million, respectively.

Nylon Segment.  The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in the U.S. and Colombia. For fiscal years 2008, 2007, and 2006, nylon segment net sales were $182.8 million, $160.2 million, and $172.4 million, respectively.

The Company’s fiscal year is the 52 or 53 weeks ending on the last Sunday in June. Fiscal year 2008 had 53 weeks while fiscal years 2007 and 2006 had 52 weeks.

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

Cost of sales.  The Company’s cost of sales consists of direct material, delivery and other manufacturing costs, including labor and overhead, depreciation expense with respect to manufacturing assets, fixed asset depreciation and reserves for obsolete and slow-moving inventory. Cost of sales also includes amounts directly related to providing technological support to the Company’s Chinese joint venture discussed below.

Selling general and administrative expenses.  The Company’s selling, general and administrative (“SG&A”) expenses consist of selling expense (which includes sales staff salaries and bonuses), advertising and promotion (which includes direct marketing expenses) and administrative expense (which includes corporate expenses and bonuses). In addition, SG&A expenses also include depreciation and amortization with respect to certain corporate administrative and intangible assets.

Recent Developments and Outlook

During fiscal year 2008, the employment of the Company’s prior CEO and CFO was terminated and several members of the Company’s Board resigned. Additionally, the Company reorganized certain corporate staff and manufacturing support functions. Following such resignations the Board appointed several new directors, and the Board elected William L. Jasper as the Company’s President and CEO and Ronald L. Smith as the Company’s CFO.

The Company and its new management team were committed to focus on strategic growth by:

•	Investing in the development and commercialization of new PVA products

•	Achieving operational and commercial excellence in its core businesses in the Americas by driving improvement in operational disciplines and customer service

•	Developing profitable growth opportunities in its foreign operations in Brazil and China.

As part of this strategy, on October 4, 2007, the Company ceased manufacturing POY at its Kinston facility. The Company has further developed strategic relationships with its raw material suppliers to ensure a source of raw materials on a more competitive basis. The Company sold a portion of its nitrogen discharge credits associated with Kinston for $1.6 million in the second quarter of fiscal year 2008. On March 20, 2008, the Company completed the sale of certain assets located at Kinston. There were no net proceeds from this transaction.

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

On September 28, 2007, the Company completed the sale of its manufacturing facilities located in Staunton, Virginia for $3.1 million. The Company continued to lease the Staunton property under an operating lease which currently expires in November 2008. On May 14, 2008, the Company announced the closing of its Staunton, Virginia facility and the transfer of all production to its facility in Yadkinville, North Carolina. The relocation of its beaming and warp draw production is consistent with the Company’s strategy to maximize operational efficiencies and reduce costs. The Company expects to complete this transition by the end of September 2008.

The Company completed the sales of idle manufacturing facilities located in Dillon, South Carolina, Madison, North Carolina and Reidsville, North Carolina which generated net proceeds of $3.9 million, $3.4 million, and $0.5 million, respectively. In addition, the Company completed the sale of its corporate New York apartment for $1.4 million during the fourth quarter of fiscal year 2008.

On June 17, 2008, the Company announced that it entered into an asset purchase agreement with Reliance which provides for the sale of all remaining assets and structures located at the Kinston polyester manufacturing facility for $12.2 million. Out of the proceeds from the sale, the Company would pay DuPont $3.7 million to satisfy certain demolition and removal obligations created by the sale of these assets. The asset purchase agreement was subject to certain closing conditions. On August 27, 2008, the Company was informed that Reliance was terminating the agreement and would not be proceeding with the sale. The Company retains certain rights to sell these assets for a period of two years from March 20, 2008. If these assets are not sold in this two year period, the Company is contractually required to transfer ownership of these assets to DuPont.

In August 2005, the Company formed YUFI, a 50/50 joint venture with YCFC to manufacture, process, and market commodity and specialty polyester filament yarn in China. During fiscal year 2008, the Company’s management had been exploring strategic options with its joint venture partner in China, with the ultimate goal of determining if there was a viable path to profitability for YUFI. Management concluded that although YUFI has successfully grown its position in high value and PVA products, commodity sales will continue to be a large and unprofitable portion of YUFI’s business. In addition, the Company believes it had focused too much attention and energy on non-value adding issues, detracting management from its primary PVA objectives. Based on these conclusions, the Company decided to exit the joint venture and proposed to sell its 50% interest in YUFI to its partner for $10.0 million. The Company expects to close the transaction in the second quarter of fiscal year 2009 pending negotiation and execution of definitive agreements and Chinese regulatory approvals although no assurances can be given in this regard. However, there can be no assurances that this transaction will occur in this timetable or upon these terms.

The Company’s management has decided that a fundamental change in its approach was required to maximize its earnings and growth opportunities in the Chinese market. Accordingly, the Company plans to form UTSC. This will benefit the Company by removing the challenges facing the joint venture and its commodity production, while providing greater flexibility, faster product innovation, and enhanced service to customers in the growing high-value segments. Under the new business model in China, the Company will continue to market innovative high-value and PVA products as well as work with customers to grow in applications designed to meet ever changing consumer demands, while ensuring high quality production of these products. Initially, the Company’s partner, YCFC, will likely serve as the primary toll manufacturer for its PVA yarns, and the Company expects a seamless transition for its customers in the region. UTSC may add other toll manufacturers as appropriate, and may expect to quickly grow the portfolio of PVA yarns available in the region. The Company expects UTSC to be operational during the second quarter of fiscal year 2009. During fiscal year 2009, the Company expects to invest between approximately $3.0 million to $5.0 million for initial startup costs and working capital requirements for UTSC.

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

Corporate Restructurings

Severance

On April 20, 2006, the Company re-organized its domestic business operations. Approximately 45 management level salaried employees were affected by this plan of reorganization. During fiscal year 2007, the Company recorded an additional $0.3 million for severance related to this reorganization.

On April 26, 2007, the Company announced its plan to consolidate its domestic capacity and close its recently acquired Dillon polyester facility. The Company recorded an assumed liability in purchase accounting and as a result, the Company recorded $0.7 million for severance in fiscal year 2007. Approximately 291 wage employees and 25 salaried employees were affected by this consolidation plan.

On August 2, 2007, the Company announced the closure of its Kinston, North Carolina facility. The Kinston facility produces POY for internal consumption and third party sales. In the future, the Company will purchase its commodity POY needs from external suppliers for conversion in its texturing operations. The Company will continue to produce POY in the Yadkinville, North Carolina facility for its specialty and premium value yarns and certain commodity yarns. During fiscal year 2008, the Company recorded an additional $1.3 million for severance related its Kinston consolidation. Approximately 231 employees which included 31 salaried positions and 200 wage positions were affected as a result of this reorganization.

On August 22, 2007, the Company announced its plan to re-organize certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded $1.1 million for severance related to this reorganization. In addition, the Company recorded severance of $2.4 million for its former CEO and $1.7 million for severance related to its former CFO during fiscal year 2008. Approximately 54 salaried employees were affected by this reorganization.

Restructuring

In fiscal year 2007, the Company recorded $2.9 million for restructuring charges related to a portion of sales and service contracts which it entered into with Dillon for continued support of the Dillon business for two years. However, after the Company announced its plan to consolidate the Dillon capacity into its other facilities, a portion of the sales and service contracts were deemed to be unfavorable.

In fiscal year 2008, the Company recorded $3.4 million for restructuring charges related to unfavorable Kinston contracts for continued services after the closing of the facility.

The Company recorded restructuring charges in lease related costs associated with the closure of its polyester facility in Altamahaw, North Carolina during fiscal year 2004. In the second quarter of fiscal year 2008, the Company negotiated the remaining obligation on the lease and recorded a $0.3 million net favorable adjustment related to the cancellation of the lease obligation.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 29, 2008, June 24, 2007, and June 25, 2006, respectively (amounts in thousands):

	Balance at	Additional		Amount	Balance at
	June 24, 2007	Charges	Adjustments	Used	June 29, 2008

Accrued severance	$877	$6,533	$207	$(3,949)	$3,668 (1)
Accrued restructuring	5,685	3,125	(176)	(7,220)	1,414

	Balance at	Additional		Amount	Balance at
	June 25, 2006	Charges	Adjustments	Used	June 24, 2007

Accrued severance	$576	$905	$—	$(604)	$877
Accrued restructuring	3,550	2,900	233	(998)	5,685

	Balance at	Additional		Amounts	Balance at
	June 26, 2005	Charges	Adjustments	Used	June 25, 2006

Accrued severance	$5,252	$812	$44	$(5,532)	$576
Accrued restructuring	5,053	—	(195)	(1,308)	3,550

(1)	As of June 29, 2008, the Company classified $1.7 million of the executive severance as long term.

Joint Ventures and Other Equity Investments

YUFI.  In August 2005, the Company formed YUFI, a 50/50 joint venture with YCFC, a publicly traded (listed in Shanghai and Hong Kong) enterprise, to manufacture, process, and market commodity and specialty polyester filament yarn in YCFC’s facilities in China. On August 4, 2005, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash. On October 12, 2005, the Company transferred an additional

$15.0 million in the form of a shareholder loan to complete the capitalization of the joint venture. On July 25, 2006, the shareholder loan was converted to registered capital of the joint venture. The Company granted YUFI an exclusive, non-transferable license to certain of its branded product technology (including Mynx®, Sorbtek®, Reflexx®, and dye springs) in China for a license fee of $6.0 million over a four year period. The Company recognized equity losses which are reported net of technology and license fee income of $6.1 million, $5.8 million and $3.2 million, for fiscal years 2008, 2007 and 2006, respectively. In addition, the Company recognized $1.9 million, $3.8 million and $2.9 million in operating expenses for fiscal years 2008, 2007 and 2006, respectively, which were primarily reflected on the “Cost of sales” line item in the Consolidated Statements of Operations, directly related to providing technological support in accordance with the Company’s joint venture contract.

In July 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. However, there can be no assurances that this transaction will occur in this timetable or upon these terms. In connection with a review of the YUFI value during negotiations related to the sale, the Company initiated a review of the carrying value of its investment in YUFI in accordance with APB 18. As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008. The Company does not anticipate that the impairment charge will result in any future cash expenditures.

PAL.  In June 1997, the Company contributed all of the assets of its spun cotton yarn operations, utilizing open-end and air jet spinning technologies, into PAL, a joint venture with Parkdale Mills, Inc. in exchange for a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina. As part of its fiscal year 2007 financial close process, the Company reviewed the carrying value of its investment in PAL, in accordance with APB 18. On July 9, 2007, the Company determined that the $137.0 million carrying value of the Company’s investment in PAL exceeded its fair value. The Company recorded a non-cash impairment charge of $84.7 million in the fourth quarter of the Company’s fiscal year 2007 based on an appraised fair value of PAL, less 25% for lack of marketability and its minority ownership percentage. The Company does not anticipate that the impairment charge will result in any future cash expenditures. For fiscal years 2008, 2007, and 2006, the Company reported equity income of $8.3 million, $2.5 million, and $3.8 million, respectively, from PAL. The Company received distributions of $4.5 million, $6.4 million, and $1.8 million during fiscal years 2008, 2007, and 2006, respectively.

USTF.  On September 13, 2000, the Company formed USTF a 50/50 joint venture with SANS Fibres of South Africa (“SANS Fibres”), to produce low-shrinkage high tenacity nylon 6.6 light denier industrial, or “LDI” yarns in North Carolina. The business was operated in its plant in Stoneville, North Carolina. On January 2, 2007, the Company notified SANS Fibres that it was exercising its put right to sell its interest in the joint venture. On November 30, 2007, the Company completed the sale of its 50% interest in Unifi-SANS Technical Fibers, LLC (“USTF”) to SANS Fibres and received net proceeds of $11.9 million. The purchase price included $3.0 million for a manufacturing facility that the Company leased to the joint venture which had a net book value of $2.1 million. Of the remaining $8.9 million, $8.8 million was allocated to the Company’s equity investment in the joint venture and $0.1 million was attributed to interest income.

UNF.  On September 27, 2000, the Company formed UNF a 50/50 joint venture with Nilit, which produces nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel, that is its primary source of nylon POY for its texturing and covering operations. The Company purchases nylon POY from UNF produced from three dedicated production lines. The Company’s investment in UNF at June 29, 2008 was $4.0 million. For the fiscal years 2008, 2007, and 2006, the Company reported equity losses of $0.8 million, $1.1 million, and $0.8 million, respectively, from UNF. In July 2007, the Steering Committee of UNF agreed to a program to increase volumes and the utilization of the extruders and thereby improve the profitability of the joint venture going forward.

Condensed balance sheet information and income statement information as of June 29, 2008, June 24, 2007, and June 25, 2006 of combined unconsolidated equity affiliates were as follows (amounts in thousands):

	June 29, 2008
	PAL	YUFI	UNF	USTF	Total

Current assets	$132,526	$30,678	$7,528	$—	$170,732
Noncurrent assets	112,974	59,552	5,329	—	177,855
Current liabilities	25,799	57,524	4,837	—	88,160
Noncurrent liabilities	—	—	—	—	—
Shareholder’s equity and capital accounts	219,701	32,706	8,020	—	260,427

	June 24, 2007
	PAL	YUFI	UNF	USTF	Total

Current assets	$131,737	$17,411	$5,578	$10,148	$164,874
Noncurrent assets	98,088	59,183	7,067	20,975	185,313
Current liabilities	17,637	34,119	3,140	1,680	56,576
Noncurrent liabilities	4,838	—	—	6,382	11,220
Shareholder’s equity and capital accounts	207,351	42,475	9,504	23,061	282,391

	June 25, 2006
	PAL	YUFI	UNF	USTF	Total

Current assets	$117,631	$14,524	$6,137	$10,986	$149,278
Noncurrent assets	128,820	59,142	8,948	20,659	217,569
Current liabilities	21,621	50,971	3,371	2,515	78,478
Noncurrent liabilities	8,062	—	—	6,254	14,316
Shareholder’s equity and capital accounts	216,769	22,695	11,714	22,876	274,054

	Fiscal Year Ended June 29, 2008
	PAL	YUFI	UNF	USTF	Total

Net sales	$460,497	$140,125	$25,528	$6,455	$632,605
Gross profit (loss)	21,504	(7,545)	175	571	14,705
Depreciation and amortization	17,777	6,170	1,738	578	26,263
Income (loss) from operations	10,437	(14,192)	(1,649)	189	(5,215)
Net income (loss)	24,269	(14,922)	(1,484)	148	8,011

	Fiscal Year Ended June 24, 2007
	PAL	YUFI	UNF	USTF	Total

Net sales	$440,366	$123,912	$20,852	$24,883	$610,013
Gross profit (loss)	19,785	(7,488)	(2,006)	2,507	12,798
Depreciation and amortization	24,798	5,276	1,897	2,125	34,096
Income (loss) from operations	5,043	(12,722)	(2,533)	929	(9,283)
Net income (loss)	7,376	(13,570)	(2,210)	671	(7,733)

	Fiscal Year Ended June 25, 2006
	PAL	YUFI	UNF	USTF	Total

Net sales	$415,221	$101,808	$24,910	$30,138	$572,077
Gross profit (loss)	32,330	(4,131)	(1,199)	4,346	31,346
Depreciation and amortization	26,832	4,123	1,897	1,887	34,739
Income (loss) from operations	10,380	(7,782)	(1,827)	2,395	3,166
Net income (loss)	3,480	(8,073)	(1,567)	1,862	(4,298)

Review of Fiscal Year 2008 Results of Operations (53 Weeks) Compared to Fiscal Year 2007 (52 Weeks)

The following table sets forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2008 and fiscal year 2007. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2008		Fiscal Year 2007
		% to		% to
		Total		Total	% Inc. (Dec.)
		(Amounts in thousands, except percentages)

Consolidated
Net sales
Polyester	$530,567	74.4	$530,092	76.8	0.1
Nylon	182,779	25.6	160,216	23.2	14.1

Total	$713,346	100.0	$690,308	100.0	3.3

		% to		% to
		Net Sales		Net Sales

Cost of sales
Polyester	$494,209	69.3	$499,290	72.3	(1.0)
Nylon	168,555	23.6	152,621	22.1	10.4

Total	662,764	92.9	651,911	94.4	1.7
Selling, general and administrative
Polyester	40,606	5.7	35,704	5.2	13.7
Nylon	6,966	1.0	9,182	1.3	(24.1)

Total	47,572	6.7	44,886	6.5	6.0
Restructuring charges (recovery)
Polyester	3,818	0.6	(103)	—	—
Nylon	209	—	(54)	—	—

Total	4,027	0.6	(157)	—	—
Write down of long-lived assets
Polyester	2,780	0.4	6,930	1.0	(59.9)
Nylon	—	—	8,601	1.2	(100.0)
Corporate	10,998	1.5	85,942	12.5	(87.2)

Total	13,778	1.9	101,473	14.7	(86.4)
Other (income) expenses	15,531	2.2	31,221	4.5	(50.3)

Loss from continuing operations before income taxes	(30,326)	(4.3)	(139,026)	(20.1)	(78.2)
Benefit for income taxes	(10,949)	(1.5)	(21,769)	(3.1)	(49.7)

Loss from continuing operations	(19,377)	(2.8)	(117,257)	(17.0)	(83.5)
Income from discontinued operations, net of tax	3,226	0.5	1,465	0.2	120.2

Net loss	$(16,151)	(2.3)	$(115,792)	(16.8)	(86.1)

For fiscal year 2008, the Company recognized a $30.3 million loss from continuing operations before income taxes which was a $108.7 million improvement over the prior year. The improvement in continuing operations was primarily attributable to decreased charges of $87.7 million for asset impairments and increased polyester and nylon gross profits which were offset by increased SG&A expenses. During fiscal years 2008 and 2007, raw material prices increased for polyester ingredients in POY.

Consolidated net sales from continuing operations increased $23.0 million, or 3.3%, for fiscal year 2008. For the fiscal year 2008, the weighted-average price per pound for the Company’s products on a consolidated basis increased 10.1% compared to the prior fiscal year. Unit volume from continuing operations decreased 6.7% for the fiscal year partially due to management’s decision to focus on profitable business as well as market conditions. See Polyester Operations and Nylon Operations sections below for additional discussion.

At the segment level, polyester dollar net sales accounted for 74.4% in fiscal year 2008 compared to 76.8% in fiscal year 2007. Nylon accounted for 25.6% of dollar net sales for fiscal year 2008 compared to 23.2% for the prior fiscal year.

Gross profit from continuing operations increased $12.2 million to $50.6 million for fiscal year 2008. This increase was primarily attributable to higher volume in the nylon segment, higher conversion margins for the polyester segment, and decreases in the per unit converting costs for both the polyester and nylon segments.

SG&A expenses increased by 6.0% or $2.7 million for fiscal year 2008. The increase in SG&A for fiscal year 2008 was primarily a result of increases of $4.1 million in executive severance costs, $1.2 million in deposit write-offs, $0.9 million in Dillon acquisition related amortization and service fees, and $0.4 million in professional fees, insurance, and USTF management fees, and $0.2 million in other miscellaneous expenses offset by decreases of $2.2 million in stock-based compensation and deferred compensation charges, $1.4 million in salaries and fringes, $0.6 million in employee welfare, wellness, and benefits outsourcing expenses, $0.5 million in equipment leases and maintenance expenses, and $0.5 million in depreciation expenses. Included in the above increases in SG&A was an increase of $1.0 million primarily due to currency exchange differences related to the Company’s Brazilian operation.

For the fiscal year 2008, the Company recorded a $0.2 million provision for bad debts. This compares to a provision of $7.2 million recorded in the prior fiscal year. The decrease was related to the Company’s domestic operations and was primarily attributable to the improved accounts receivable aging. During fiscal year 2007 the Company wrote off the balances related to two customers who filed bankruptcy, as is noted in the “Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal 2006 (52 Weeks)” section. Management believes that its reserve for uncollectible accounts receivable is adequate.

Interest expense increased from $25.5 million in fiscal year 2007 to $26.1 million in fiscal year 2008, due primarily to borrowings under the revolving credit agreement, related to the January 2007 acquisition of Dillon. The Company had $3.0 million of outstanding borrowings under its amended revolving credit facility as of June 29, 2008. The weighted average interest rate of Company debt outstanding at June 29, 2008 and June 24, 2007 was 11.3% and 10.8%, respectively. Interest income decreased from $3.2 million in fiscal year 2007 to $2.9 million in fiscal year 2008.

Other (income) expense increased from $2.6 million of income in fiscal year 2007 to $6.4 million of income in fiscal year 2008. The following table shows the components of other (income) expense:

	Fiscal Years Ended
	June 29, 2008	June 24, 2007
	(Amounts in thousands)

Net gains on sales of fixed assets	$(4,003)	$(1,225)
Gain from sale of nitrogen credits	(1,614)	—
Currency (gains) losses	522	(393)
Technology fees from China joint venture	(1,398)	(1,226)
Other, net	66	268

	$(6,427)	$(2,576)

Equity in net income of its equity affiliates, PAL, USTF, UNF, and YUFI was $1.4 million in fiscal year 2008 compared to equity in net losses of $4.3 million in fiscal year 2007. The decrease in losses is primarily attributable to income from its investment in PAL offset by YUFI as discussed above. The Company’s share of PAL’s earnings increased from $2.5 million of income in fiscal year 2007 to $8.3 million of income in fiscal year 2008. Other (income) expense for PAL increased by $14.6 million for fiscal year 2008 compared to fiscal year 2007 primarily due to gains on derivatives and income from legal settlements. The Company expects to continue to receive cash distributions from PAL. The Company’s share of YUFI’s net losses increased from $5.8 million in fiscal year 2007 to $6.1 million in fiscal year 2008.

During the first quarter of fiscal year 2008, the Company’s Brazilian polyester operation continued its modernization plan for its facilities by abandoning four of its older machines and replacing these machines with newer machines that it purchased from the Company’s domestic polyester division. As a result, the Company recognized a $0.5 million non-cash impairment charge on the older machines.

During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at Dillon. The Company sold several machines to a foreign subsidiary and in addition transferred several other machines to its Yadkinville, North Carolina facility. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. The last five remaining machines were scrapped for spare parts inventory. These eleven machines were written down to fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value will be depreciated over a two year period which is consistent with the life of the lease.

In addition, during the second quarter of fiscal year 2008, the Company began negotiations with a third party to sell its Kinston, North Carolina polyester facility. Based on appraisals, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, the Company recorded $0.7 million in non-cash impairment charges.

During fiscal year 2007, the Company recorded $16.7 million in impairment charges related to write downs of long-lived assets. See the discussion under the caption “Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal 2006 (52 Weeks)” below.

During the first quarter of fiscal year 2008, the Company determined that a review of the carrying value of its investment in USTF was necessary as a result of sales negotiations. As a result of this review, the Company determined that the carrying value exceeded its fair value. Accordingly, a non-cash impairment charge of $4.5 million was recorded in the first quarter of fiscal year 2008.

The Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. In connection with a review of the YUFI value during negotiations related to the sale, the Company initiated a review of the carrying value of its investment in YUFI in accordance with APB 18. As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008. The Company does not anticipate that the impairment charge will result in any future cash expenditures.

During the fourth quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of $84.7 million related to its investment in PAL. See the discussion under the caption “Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal 2006 (52 Weeks)” below.

The Company has established a valuation allowance to completely offset its U.S. net deferred tax asset. The valuation allowance is primarily attributable to investments. The Company’s realization of other deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. Although the Company has reported cumulative losses for both financial and U.S. tax reporting purposes over the last several years, it has determined that deferred tax assets not offset by the valuation allowance are more likely than not to be realized primarily based on expected future reversals of deferred tax liabilities, particularly those related to property, plant and equipment, the accumulated depreciation for which is expected to reverse approximately $61.0 million through fiscal year 2018. Actual future taxable income may vary significantly from management’s projections due to the many complex judgments and significant estimations involved, which may result in adjustments to the valuation allowance which may impact the net deferred tax liability and provision for income taxes.

The valuation allowance decreased by approximately $12.0 million in fiscal year 2008 compared to an increase of approximately $22.6 million in fiscal year 2007. The net decrease in fiscal year 2008 resulted primarily from a reduction in federal net operating loss carryforwards and the expiration of state income tax credit carryforwards.

The net increase in fiscal year 2007 resulted primary from investment and real property impairment charges that could result in nondeductible capital losses. The net impact of changes in the valuation allowance to the effective tax rate reconciliation for fiscal years 2008 and 2007 were (26.0)% and 18.0%, respectively. The percentage decrease from fiscal year 2007 to fiscal year 2008 was primarily attributable to reductions in net operating loss carryforwards, North Carolina income tax credit carryforwards and estimated capital losses related to certain fixed assets.

The Company recognized an income tax benefit in fiscal year 2008 at a 36.1% effective tax rate compared to a benefit of 15.7% in fiscal year 2007. The fiscal year 2008 effective rate was positively impacted by the change in the deferred tax valuation allowance partially offset by negative impacts from foreign losses for which no tax benefit was recognized, expiration of North Carolina income tax credit carryforwards and tax expense not previously accrued for repatriation of foreign earnings. The fiscal year 2007 effective rate was negatively impacted by the change in the deferred tax valuation allowance.

In fiscal year 2008, the Company accrued federal income tax on approximately $5 million of dividends expected to be distributed from a foreign subsidiary in future periods and approximately $0.3 million of dividends distributed from a foreign subsidiary in fiscal year 2008. In fiscal year 2007, the Company accrued federal income tax on approximately $9.2 million of dividends distributed from a foreign subsidiary in fiscal year 2008. Federal income tax on dividends was accrued in a fiscal year prior to distribution when previously unremitted foreign earnings were no longer deemed to be indefinitely reinvested outside the U.S.

On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). There was a $0.2 million cumulative adjustment to retained earnings upon adoption of FIN 48 in fiscal year 2008.

In late July 2007, the Company began repatriating dividends of approximately $9.2 million from its Brazilian manufacturing operation. Federal income tax on the dividends was accrued during fiscal year 2007 since the previously unrepatriated foreign earnings were no longer deemed to be indefinitely reinvested outside the U.S.

Polyester Operations

The following table sets forth the segment operating gain (loss) components for the polyester segment for fiscal year 2008 and fiscal year 2007. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2008		Fiscal Year 2007
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$530,567	100.0	$530,092	100.0	0.1
Cost of sales	494,209	93.1	499,290	94.2	(1.0)
Selling, general and administrative expenses	40,606	7.7	35,704	6.7	13.7
Restructuring charges (recovery)	3,818	0.7	(103)	—	—
Write down of long-lived assets	2,780	0.5	6,930	1.3	(59.9)

Segment operating loss	$(10,846)	(2.0)	$(11,729)	(2.2)	(7.5)

Fiscal year 2008 polyester net sales increased $0.5 million, or 0.1% compared to fiscal year 2007. The Company’s polyester segment sales volumes decreased approximately 8.9% while the weighted-average selling price increased approximately 9.0%.

Domestically, polyester sales volumes decreased 11.3% while average unit prices increased approximately 7.0%. The decline in domestic polyester sales volume was due to the market decline and decreases in POY sales resulting from the shutdown of the Company’s Kinston operations, which was partially offset by increases in textured and twisted volumes resulting from the Dillon acquisition. The increase in domestic average sales price reflects changes in sales mix and price increases driven by higher material costs. Sales from the Company’s Brazilian texturing operation, on a local currency basis, decreased 2.0% over fiscal year 2007. The Brazilian texturing operation predominately purchased all of its raw materials in U.S. dollars. The impact on net sales from this operation on a U.S. dollar basis as a result of the change in currency exchange rate was an increase of

$19.7 million in fiscal year 2008. The Company’s international polyester pre-tax results of operations for the polyester segment’s Brazilian location increased $3.1 million in fiscal year 2008 over fiscal year 2007, or 53.9%.

Gross profit on sales for the polyester operations increased $5.6 million, or 18.0%, over fiscal year 2007, and gross margin (gross profit as a percentage of net sales) increased from 5.8% in fiscal year 2007 to 6.9% in fiscal year 2008. The increase from the prior year was primarily attributable to an increase in the per unit conversion margin and a decrease in the per unit converting cost. Although fiber cost increased as a percent of net sales from 53.1% in fiscal year 2007 to 56.4% in fiscal year 2008, fixed and variable manufacturing costs decreased as a percentage of net sales from 39.4% in fiscal year 2007 to 35.2% in fiscal year 2008. The impact of the surge in crude oil prices since the beginning of fiscal year 2008 has created a spike in polyester material prices. Polyester polymer costs during June 2008 were 17% higher as compared to same period last year.

SG&A expenses for the polyester segment increased $4.9 million for fiscal year 2008 compared to fiscal year 2007. The percentage of SG&A costs allocated to each segment is determined at the beginning of every year based on specific cost drivers.

The polyester segment net sales, gross profit and SG&A expenses as a percentage of total consolidated amounts were 74.4%, 71.9% and 85.4% for fiscal year 2008 compared to 76.8%, 80.2% and 79.5% for fiscal year 2007, respectively.

Nylon Operations

The following table sets forth the segment operating profit (loss) components for the nylon segment for fiscal year 2008 and fiscal year 2007. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2008		Fiscal Year 2007
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$182,779	100.0	$160,216	100.0	14.1
Cost of sales	168,555	92.2	152,621	95.3	10.4
Selling, general and administrative expenses	6,966	3.8	9,182	5.7	(24.1)
Restructuring charges (recoveries)	209	0.1	(54)	—	—
Write down of long-lived assets	—	—	8,601	5.4	—

Segment operating profit (loss)	$7,049	3.9	$(10,134)	(6.4)	(169.6)

Fiscal year 2008 nylon net sales increased $22.6 million, or 14.1% while the weighted-average selling price decreased 0.4% compared to fiscal year 2007. Net sales increased for fiscal year 2008 as a result of the 14.5% improvement in unit sales volumes due to changing consumer preferences and fashion trends for sheer hosiery and shape-wear products.

Gross profit for the nylon segment increased $6.6 million, or 87.3% in fiscal year 2008 and gross margin (gross profit as a percentage of net sales) increased from 4.7% in fiscal year 2007 to 7.8% in fiscal year 2008. This was primarily attributable to improved sales volume and a decrease in per unit converting costs. Fiber costs increased as a percent of net sales from 60.3% in fiscal year 2007 to 62.2% in fiscal year 2008. Fixed and variable manufacturing costs decreased as a percentage of sales from 33.0% in fiscal year 2007 to 28.6% in fiscal year 2008. As discussed in the Polyester section above, the increases in crude oil prices during fiscal year 2008 have driven higher nylon raw material prices. Nylon polymer costs during June 2008 were 12% higher as compared to the same period last year.

SG&A expenses for the nylon segment decreased $2.2 million in fiscal year 2008. The percentage of SG&A costs allocated to each segment is determined at the beginning of every year based on specific cost drivers.

The nylon segment net sales, gross profit and SG&A expenses as a percentage of total consolidated amounts were 25.6%, 28.1% and 14.6% for fiscal year 2008 compared to 23.2%, 19.8% and 20.5% for fiscal year 2007, respectively.

Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal Year 2006 (52 Weeks)

The following table sets forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2007 and fiscal year 2006. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2007		Fiscal Year 2006
		% to		% to
		Total		Total	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Consolidated
Net sales
Polyester	$530,092	76.8	$566,266	76.7	(6.4)
Nylon	160,216	23.2	172,399	23.3	(7.1)

Total	$690,308	100.0	$738,665	100.0	(6.5)

		% to		% to
		Net Sales		Net Sales

Cost of sales
Polyester	$499,290	72.3	$525,170	71.1	(4.9)
Nylon	152,621	22.1	167,055	22.6	(8.6)

Total	651,911	94.4	692,225	93.7	(5.8)
Selling, general and administrative
Polyester	35,704	5.2	32,771	4.4	8.9
Nylon	9,182	1.3	8,763	1.2	4.8

Total	44,886	6.5	41,534	5.6	8.1
Restructuring charges (recovery)
Polyester	(103)	—	533	0.1	—
Nylon	(54)	—	(787)	(0.1)	—

Total	(157)	—	(254)	0.0	—
Write down of long-lived assets
Polyester	6,930	1.0	51	—	—
Nylon	8,601	1.2	2,315	0.3	271.5
Corporate	85,942	12.5	—	—	—

Total	101,473	14.7	2,366	0.3	—
Other (income) expenses	31,221	4.5	14,860	2.0	110.1

Loss from continuing operations before income taxes	(139,026)	(20.1)	(12,066)	(1.6)	1,052.2
Provision (benefit) for income taxes	(21,769)	(3.1)	301	(0.1)	(7,332.2)

Loss from continuing operations	(117,257)	(17.0)	(12,367)	(1.7)	848.1
Income from discontinued operations, net of tax	1,465	0.2	360	0.1	306.9

Net loss	$(115,792)	(16.8)	$(12,007)	(1.6)	864.4

For the fiscal year 2007, the Company recognized a $139.0 million loss from continuing operations before income taxes which was a $127.0 million decline from the prior year. The decline in continuing operations was primarily attributable to increased charges of $99.1 million for asset impairments, decreased polyester and nylon gross profits, and increased SG&A expenses During fiscal years 2007 and 2006, raw material prices increased for polyester ingredients in POY.

Consolidated net sales from continuing operations decreased $48.4 million, or 6.5%, for the current fiscal year. For the fiscal year 2007, the weighted average price per pound for the Company’s products on a consolidated basis increased 3.7% compared to the prior year. Unit volume from continuing operations decreased 10.3% for the fiscal year partially due to management’s decision to focus on profitable business as well as market conditions.

At the segment level, polyester dollar net sales accounted for 76.8% in fiscal year 2007 compared to 76.7% in fiscal year 2006. Nylon accounted for 23.2% of dollar net sales for fiscal year 2007 compared to 23.3% for the prior fiscal year.

Gross profit from continuing operations decreased $8.0 million to $38.4 million for fiscal year 2007. This decrease is primarily attributable to lower volumes in polyester and nylon segments and to lower conversion margins for the polyester segment.

SG&A expenses increased by 8.1% or $3.4 million for fiscal year 2007. The increase in SG&A expenses was due primarily to $2.1 million for amortization expenses, $1.5 million for sales and service fees related to the Dillon acquisition, and $3.2 million for increased stock-based and deferred compensation which were offset by lower fringe benefit expenses, depreciation charges, and professional fees related to cost saving efforts. SG&A related to the Company’s foreign operations remained consistent with the prior year amounts.

For the fiscal year 2007, the Company recorded a $7.2 million provision for bad debts. This compares to $1.3 million recorded in the prior fiscal year. The increase relates to the Company’s domestic operations and is primarily due to the write off of two customers who filed bankruptcy as discussed below.

On July 2, 2007, Quaker Fabric Corporation, a significant customer in the dyed business, announced that it had not met the requirements for committed borrowings under its existing lending facilities and that it would commence an orderly liquidation of its business and a sale of its assets. At the close of the Company’s fiscal year 2007, the Company had net receivables of approximately $3.2 million owed to it by Quaker Fabric. On July 3, 2007, based on its announcement and the Company’s discussions with Quaker Fabric’s management, the Company recorded a pre-tax bad debt charge of $3.2 million in the fourth quarter of fiscal year 2007 which fully reserved this customer. In addition, the Company wrote down $0.3 million of certain inventory that was manufactured specifically for Quaker Fabric that could not be sold to other customers. Quaker Fabric formally filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on August 16, 2007.

On April 10, 2007, Joan Fabric Corporation, another customer in the dyed business, announced that it had filed a voluntary petition to reorganize under Chapter 11. The Company recorded a pre-tax bad debt charge of $2.8 million in the third quarter of fiscal year 2007, which, along with the $2.0 million of pre-tax bad debt charges previously incurred fully reserved this customer. In addition, the Company wrote down $0.7 million of certain inventory produced specially for Joan Fabric which the Company considered obsolete.

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

Other (income) expense increased from $1.5 million of income in fiscal year 2006 to $2.6 million of income in fiscal year 2007. The following table shows the components of other (income) expense:

	Fiscal Years Ended
	June 24, 2007	June 25, 2006
	(Amounts in thousands)

Net gains on sales of fixed assets	$(1,225)	$(940)
Currency (gains) losses	(393)	813
Rental income	(106)	(319)
Technology fees from China joint venture	(1,226)	(724)
Other, net	374	(296)

	$(2,576)	$(1,466)

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

In November 2006, the Company’s Brazilian operation committed to a plan to modernize its facilities by replacing ten of its older machines with newer machines purchased from the domestic polyester division. These machine purchases allow the Brazilian facility to produce tailor made products at higher speeds resulting in lower costs and increased competitiveness. The Company recognized a $2.0 million impairment charge on the older machines in the second quarter of fiscal year 2007 related to the book value of the machines and the related dismantling and removal costs.

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

During the quarter ended September 25, 2005, management decided to consolidate its domestic nylon operations to improve overall operating efficiencies. This initiative included closing Plant 1 in Madison, North Carolina and moving its operations and offices to Plant 3 in Madison, North Carolina which is the Nylon division’s largest facility with approximately one million square feet of production space. As a part of the consolidation plan, three nylon facilities (the “Madison facilities”’) were vacated and classified as held for sale later in fiscal year 2006. The Company received appraisals on the three properties, and after reviewing the reports, determined that one of the facilities carrying value exceeded its appraised value. As a result of this determination, the Company recorded a non-cash impairment charge of $1.5 million in the first quarter of fiscal year 2006 which included $0.2 million of estimated selling costs. During fiscal year 2007, the Company reviewed the Madison facilities as the facilities have been classified as “Assets Held for Sale” for a one year period and have not been sold. The Company completed its SFAS 144 review relating to the Madison facilities and recorded an additional non-cash impairment charge of $3.0 million which included $0.3 million in estimated selling expenses. As a result, the Company has reduced its offering price for the Madison facilities. In addition, the Madison facilities stored idle equipment relating to their operations. This equipment has also been classified as “Assets Held for Sale” for the past year and the Company has determined that a sale is not possible. The Company completed its SFAS 144 review and recorded a non-cash impairment charge of $5.6 million relating to the idle equipment and $0.5 million relating to the facilities. The sale of Plant 1 was completed on June 19, 2007 and Plant 5 on June 25, 2007 with no further impairment charges incurred.

As a part of its fiscal year 2007 financial statement closing process, the Company initiated a review of the carrying value of its investment in PAL, in accordance with APB 18. As a result, the Company determined that the

$137.0 million carrying value of the Company’s investment in PAL exceeded its fair value. The Company recorded a non-cash impairment charge of $84.7 million in the fourth quarter of the Company’s fiscal year 2007 based on an appraised fair value of PAL, less 25% for lack of marketability and its minority ownership percentage. The Company’s investment in PAL as of June 24, 2007 was $52.3 million.

The Company established a valuation allowance against its deferred tax assets primarily attributable to North Carolina income tax credits, investments and real property. The Company’s realization of other deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. Although the Company has reported cumulative losses for both financial and U.S. tax reporting purposes over the last several years, it has determined that deferred tax assets not offset by the valuation allowance are more likely than not to be realized primarily based on expected future reversals of deferred tax liabilities, particularly those related to property, plant and equipment, the accumulated depreciation for which reversed approximately $26.8 million in fiscal year 2008 and is expected to reverse approximately $61.0 million through fiscal year 2018. Actual future taxable income may vary significantly from management’s projections due to the many complex judgments and significant estimations involved, which may result in adjustments to the valuation allowance which may impact the net deferred tax liability and provision for income taxes.

The valuation allowance increased approximately $22.6 million in fiscal year 2007 compared to an approximately $1.7 million decrease in fiscal year 2006. The net increase in fiscal year 2007 resulted primarily from investment and real property impairment charges that could result in nondeductible capital losses partially offset by lower expected utilization and expiration of certain federal and state carryforwards. The net decrease in fiscal year 2006 resulted primarily from lower expected utilization and expiration of North Carolina income tax credits. The net impact of changes in the valuation allowance to the effective tax rate reconciliation for fiscal years 2007 and 2006 were 18.0% and 15.7%, respectively. The percentage increase from fiscal year 2006 to fiscal year 2007 was primarily attributable to investment and real property impairment charges.

The Company recognized an income tax benefit in fiscal year 2007 at a 15.7% effective tax rate compared to income tax expense at a 2.5% effective tax rate in fiscal year 2006. The fiscal year 2007 effective rate was negatively impacted by the change in the deferred tax valuation allowance. The fiscal year 2006 effective rate was negatively impacted by foreign losses for which no tax benefit was recognized, the change in the deferred tax valuation allowance and tax expense not previously accrued for repatriation of foreign earnings. In fiscal year 2007, the Company recognized a state income tax benefit, net of federal income tax of 3.3% compared to 12.0% in fiscal year 2006. The increase in fiscal year 2006 was primarily attributable to the pass through of $1.2 million of state income tax credits from an equity affiliate.

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

In late July 2007, the Company began repatriating dividends of approximately $9.5 million from its Brazilian manufacturing operation. These dividends do not qualify for the special AJCA deduction. Federal income tax on approximately $9.2 million of the dividends was accrued during fiscal year 2007 since the previously unrepatriated foreign earnings were no longer deemed to be indefinitely reinvested outside the U.S.

Polyester Operations

The following table sets forth the segment operating gain (loss) components for the polyester segment for fiscal year 2007 and fiscal year 2006. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2007		Fiscal Year 2006
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$530,092	100.0	$566,266	100.0	(6.4)
Cost of sales	499,290	94.2	525,170	92.7	(4.9)
Selling, general and administrative expenses	35,704	6.7	32,771	5.8	8.9
Restructuring charges (recovery)	(103)	—	533	0.1	(119.3)
Write down of long-lived assets	6,930	1.3	51	—	—

Segment operating income (loss)	$(11,729)	(2.2)	$7,741	1.4	(251.5)

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

Gross profit on sales for the polyester operations decreased $10.3 million, or 25.0%, over fiscal year 2006, and gross margin (gross profit as a percentage of net sales) decreased from 7.3% in fiscal year 2006 to 5.8% in fiscal year 2007. The decrease from the prior year is primarily attributable to increased converting costs on a per pound basis in the POY business. In addition, fiber cost increased as a percent of net sales from 52.0% in fiscal year 2006 to 53.1% in fiscal year 2007. Fixed and variable manufacturing costs increased as a percentage of net sales from 38.9% in fiscal year 2006 to 39.4% in fiscal year 2007.

SG&A expenses for the polyester segment increased $2.9 million from fiscal years 2006 to 2007. While the methodology to allocate domestic SG&A costs remained consistent between fiscal year 2006 and fiscal year 2007, the percentage of such costs allocated to each segment are determined at the beginning of every year based on specific cost drivers. The increase in SG&A expenses for the polyester segment relates to the additional expenses and sales service expenses both related to the Dillon acquisition as well as stock-based and deferred compensation offset by reductions in overall expenses related to cost saving efforts as discussed above in the consolidate section.

The polyester segment net sales, gross profit and SG&A expenses as a percentage of total consolidated amounts were 76.8%, 80.2% and 79.5% for fiscal year 2007 compared to 76.7%, 88.5% and 78.9% for fiscal year 2006, respectively.

Nylon Operations

The following table sets forth the segment operating loss components for the nylon segment for fiscal year 2007 and fiscal year 2006. The table also sets forth the percent to net sales and the percentage increase or decrease over fiscal year 2006:

	Fiscal Year 2007		Fiscal Year 2006
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$160,216	100.0	$172,399	100.0	(7.1)
Cost of sales	152,621	95.2	167,055	96.9	(8.6)
Selling, general and administrative expenses	9,182	5.7	8,763	5.1	4.8
Restructuring recoveries	(54)	—	(787)	(0.5)	(93.1)
Write down of long-lived assets	8,601	5.4	2,315	1.3	271.5

Segment operating loss	$(10,134)	(6.3)	$(4,947)	(2.8)	(104.9)

Fiscal year 2007 nylon net sales decreased $12.2 million, or 7.1% compared to fiscal year 2006. Unit volumes for fiscal year 2007 decreased 8.8% while the average selling price increased 1.7%.

Gross profit increased $2.3 million, or 42.1% in fiscal year 2007 and gross margin increased from 3.1% in fiscal year 2006 to 4.7% in fiscal year 2007. This was primarily attributable to higher conversion margins, cost savings associated with closing a central distribution center, and the closing of two nylon manufacturing facilities in fiscal year 2006. Fiber costs increased from 59.1% of net sales in fiscal year 2006 to 60.3% of net sales in fiscal year 2007. Fixed and variable manufacturing costs decreased as a percentage of sales from 35.5% in fiscal year 2006 to 33.0% in fiscal year 2007.

SG&A expenses for the nylon segment increased $0.4 million in fiscal year 2007. The increase in SG&A expenses for the nylon segment relates to additional stock-based and deferred compensation offset by reductions in overall expenses related to cost saving efforts.

The nylon segment net sales, gross profit and SG&A expenses as a percentage of total consolidated amounts were 23.2%, 19.8% and 20.5% for fiscal year 2007 compared to 23.3%, 11.5% and 21.1% for fiscal year 2006, respectively.

Liquidity and Capital Resources

Liquidity Assessment

The Company’s primary capital requirements are for working capital, capital expenditures and service of indebtedness. Historically the Company has met its working capital and capital maintenance requirements from its operations. Asset acquisitions and joint venture investments have been financed by asset sales proceeds, cash reserves and borrowing under its financing agreements discussed below.

In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditures and enable cost reductions through restructuring projects as follows:

•	Capital Expenditures. The Company estimates its fiscal year 2009 capital expenditures will be within a range of $14.0 million to $16.0 million. The Company has restricted cash from the sale of certain nonproductive assets reserved for domestic capital expenditures in accordance its long-term borrowing agreements. As of June 29, 2008, the Company had $18.2 million in restricted cash funds available for domestic capital expenditures. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.

•	Joint Venture Investments. During fiscal year 2008, the Company received $4.5 million in dividend distributions from its joint ventures. Although historically over the past five years the Company has received distributions from certain of its joint ventures, there is no guarantee that it will continue to receive distributions in the future. The Company may from time to time increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

On July 31, 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals, although no assurance can be given in this regard. In connection with a review of the YUFI value during negotiations related to the sale, the Company initiated a review of the carrying value of its investment in YUFI in accordance with APB 18. As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008. The Company does not anticipate that the impairment charge will result in any future cash expenditures.

The Company’s management has decided that a fundamental change in its approach was required to maximize its earnings and growth opportunities in the Chinese market. Accordingly, the Company formed Unifi Textiles (Suzhou) Company, Ltd. (“UTSC”). The Company expects UTSC to be operational during the second quarter of fiscal year 2009 and it expects to invest between approximately $3.0 million to $5.0 million for initial startup costs and working capital requirements for UTSC.

Cash Provided by Continuing Operations

Although the Company had a net loss of $16.2 million in fiscal year 2008, the Company generated $13.7 million of cash from continuing operations in fiscal year 2008 compared to $10.6 million for fiscal year 2007. The fiscal year 2008 net loss was adjusted positively for non-cash income and expense items such as depreciation and amortization of $41.6 million, a decrease in inventories of $14.1 million, the impairment charge related to equity affiliates of $10.9 million, restructuring charges of $4.0 million, income from unconsolidated equity affiliates net of distributions of $3.1 million, fixed asset impairment charges of $2.8 million, prepaid expenses of $1.7 million, stock based compensation expense of $1.0 million, increases in income taxes of $0.4 million, and provision for bad debt of $0.2 million, offset by decreases in reductions in accounts payable and accrued expenses of $21.8 million, decreases in deferred taxes of $15.0 million, increases in accounts receivable of $5.2 million, gains from the sale of capital assets of $4.0 million, income from discontinued operations of $3.2 million, and decreases in other noncurrent liabilities of $0.7 million.

Cash received from customers increased from $689.6 million in fiscal year 2007 to $704.1 million in fiscal year 2008 primarily due to higher net sales which are primarily attributable to increases in nylon sales volumes. Payments for cost of goods sold increased from $511.2 million in 2007 to $535.2 million in 2008 primarily as a result of increased fiber costs. Salaries and wages payments decreased from $130.3 million to $116.3 million while SG&A payments decreased from $21.3 million to $17.2 million when comparing fiscal year 2007 to fiscal year 2008 primarily due to the Company’s reorganization plans. Interest payments increased from $23.3 million in fiscal year 2007 to $25.3 million in fiscal year 2008 primarily due to the higher interest rates on the revolver and Libor rate loans. Restructuring and severance payments were $1.0 million for fiscal year 2007 compared to $9.4 million for fiscal year 2008. Taxes paid by the Company increased from $2.7 million to $4.1 million primarily due to the timing of tax payments made by its Brazilian subsidiary. The Company sold nitrogen credits netting proceeds of $1.6 million in fiscal year 2008 related to the closure of Kinston and received cash dividends of $4.5 million as a result of higher profits for PAL. Other cash from operations was derived from miscellaneous items other income (expense) items, interest income and positive foreign currency effects on working capital.

Although the Company had a net loss of $115.8 million in fiscal year 2007, the Company generated $10.6 million of cash from continuing operations in fiscal year 2007 compared to $28.5 million for fiscal year 2006. The fiscal year 2007 net loss was adjusted positively for non-cash income and expense items such as the impairment charge related to PAL of $84.7 million, depreciation and amortization of $44.9 million, fixed asset impairment charges of $16.7 million, a provision for bad debt of $7.2 million, losses from unconsolidated equity affiliates of $7.0 million, a decrease in inventories of $5.6 million, stock based compensation of $1.7 million, deferred compensation of $1.6 million, and prepaid expenses of $0.2 million, and negatively for decreases in deferred taxes of $23.7 million, reductions in accounts payable and accrued expenses of $12.1 million, increases in accounts receivable of $2.5 million, income from discontinued operations of $1.5 million, gains from the sale of capital assets of $1.2 million, decreases in income taxes of $1.1 million, increases in other assets of $0.9 million, and restructuring recoveries of $0.2 million.

Cash received from customers decreased from $752.0 million in fiscal year 2006 to $689.6 million in fiscal year 2007 primarily due to a decline in both polyester and nylon sales volumes. Payments for cost of goods sold decreased from $552.2 million in 2006 to $511.2 million in 2007 primarily as a result of decreased sales. While payments for salaries and wages remained stable, SG&A payments increased from $17.9 million to $21.3 million in when comparing fiscal year 2006 to fiscal year 2007. Interest payments increased from $22.6 million in fiscal year 2006 to $23.3 million in fiscal year 2007 primarily due to the higher interest rates on the revolver. Taxes paid by the Company decreased from $3.2 million to $2.7 million primarily due to the income generated from the Company’s Brazilian subsidiary. The Company received cash dividends of $2.7 million as a result of higher profits for PAL compared to 2006. Other cash from operations was derived from miscellaneous items such as other income (expense), interest income and currency gains.

Working capital decreased from $194.7 million at June 24, 2007 to $185.3 million at June 29, 2008 due to decreases in cash of $19.8 million, inventory of $9.4 million, deferred income taxes of $7.6 million, assets held for sale of $3.7 million, other current assets of $1.2 million, and increases in income tax payable of $0.4 million offset by decreases in accounts payables and accruals of $19.7 million, increases in restricted cash of $2.2 million, increases in accounts receivable of $9.3 million, and decreases in current maturities of long-term debt of $1.4 million.

The Company is expecting cash from operations to improve in fiscal year 2009. While sales are expected to remain flat, gross margins should continue to improve due to reduced manufacturing costs and the growth in sales related to PVA products. Cash interest will decrease due to the reduction of borrowings under the revolver, originally used to finance the purchase of the Dillon Yarn Corporation assets in January 2007.

Cash Used in Investing Activities and Financing Activities

The Company utilized $1.6 million for net investing activities and utilized $35.0 million in net financing activities during fiscal year 2008. The primary cash expenditures during fiscal year 2008 included $34.3 million net for payments of the credit line revolver, $14.2 million for restricted cash, $12.8 million for capital expenditures, $1.1 million of acquisitions, $1.1 million for other financing activities, $0.2 million of split dollar life insurance premiums and $0.1 million of other investing activities offset by $17.8 million from the proceeds from the sale of capital assets, $8.7 million from proceeds from the sale of equity affiliate, $0.4 million from issuance of stock, and $0.3 million from collection of notes receivable. Related to the sales of capital assets, the Company sold several properties totaling 18.8 million square feet. When this total square footage is adjusted down for partial sales and nonproductive assets, the average selling price calculates to $9.81 per square foot.

The Company utilized $43.5 million for net investing activities and provided $35.9 million in net financing activities during fiscal year 2007. For fiscal year 2006, the Company utilized $27.6 million for net investing activities and $90.2 million for net financing activities. The primary cash expenditures during fiscal year 2007 included $97.0 million for payment of the credit line revolver, $42.2 million for the Dillon asset acquisition, $7.8 million for capital expenditures, $4.0 million for restricted cash, $0.9 million for additional acquisition related expenses, $0.6 million for the payment of sale leaseback obligations, $0.5 million for issuance and debt refinancing costs, and $0.2 million of split dollar life insurance premiums, offset by $133.0 million in proceeds from borrowings on the credit line revolver, $5.0 million from proceeds from the sale of capital assets, $3.6 million from return of capital from equity affiliates, $1.8 million from split dollar life insurance surrender proceeds, $1.3 million from collection of notes receivable, and $0.9 million, net of other investing activities. Related to the sales of capital assets, the Company sold real property totaling 4.9 million square feet for an average selling price of $7.78 per square foot.

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

Other Factors Affecting Liquidity

Asset Sales.  Under the terms of the Company’s debt agreements, the Company has granted liens to the lenders on substantially all of its assets (“Collateral”). Further, the debt agreements place restrictions on the Company’s ability to dispose of certain assets which do not qualify as Collateral (“Non-Collateral”). Pursuant to the debt agreements the Company is restricted from selling or otherwise disposing of either its Collateral or its Non-Collateral, subject to certain exceptions, the most notably, ordinary course inventory sales and sales of assets having a fair market value of less than $2.0 million.

As of June 29, 2008, the Company has $4.1 million of assets held for sale, which the Company believes are probable to be sold during fiscal year 2009. Included in assets held for sale are the remaining assets at the Kinston site with a carrying value of $1.6 million that would be considered an Asset Sale of Collateral. Also included in assets held for sale is an idle facility located in Yadkinville, North Carolina and the related equipment with a carrying value of $2.5 million. The Company has listed for sale and expects to receive net proceeds of approximately $7.0 million for the 380,000 square foot facility in Yadkinville and such sale will be a sale of Non-Collateral. However, there can be no assurances that a sale will occur.

In addition to the proceeds from assets held for sale, the Company announced on July 31, 2008, its intentions to exit the equity investments in YUFI by selling its 50% interest to its partner, YCFC. The Company and its partner have reached a tentative agreement for the sale at a price of $10.0 million, subject to pending final negotiation and execution of definitive agreements and internal and Chinese regulatory approvals. The sale of this equity interest will be a sale of Non-Collateral under the terms of the Company’s debt agreements.

The Indenture governs the sale of both Collateral and Non-Collateral and the use of sales proceeds. The Company may not sell Collateral unless it satisfies four requirements. They are:

1. The Company must receive fair market value for the Collateral sold or disposed of;

2. Fair market value must be certified by the Company’s Chief Executive Officer or Chief Financial Officer and for sales of Collateral in excess of $5.0 million, by the Company’s Board of Directors;

3. At least 75% of the consideration for the sale of the Collateral must be in the form of cash or cash equivalents and 100% of the proceeds must be deposited by the Company into a specified account designated under the Indenture (the “Collateral Account”); and

4. Any remaining consideration from an asset sale that is not cash or cash equivalents must be pledged as Collateral.

Within 360 days after the deposit of proceeds from the sale of Collateral into the Collateral Account, the Company may invest the proceeds in certain other assets, such as capital expenditures or certain permitted capital investments (“Other Assets”). Any proceeds from the sale of Collateral that are not applied or invested as set forth above, shall constitute excess proceeds (“Excess Proceeds”).

Once Excess Proceeds from sales of Collateral exceed $10.0 million, the Company must make an offer, no later than 365 days after such sale of Collateral to all holders of the Company’s notes due May 15, 2014 (the “2014 Notes”) to repurchase such 2014 Notes at par (“Collateral Sale Offer”). The Collateral Sale Offer must be made to all holders to purchase 2014 Notes to the extent of the Excess Collateral Proceeds. Any Excess Proceeds remaining after the completion of a Collateral Sale Offer, may be used by the Company for any purpose not prohibited by the Indenture. As of June 29, 2008, the balance in the Collateral Account was $18.2 million and is included as non-current restricted cash as it relates to the future purchase of long-term assets.

The Indenture also governs sales of Non-Collateral. The Company may not sell Non-Collateral unless it satisfies three specific requirements. They are:

1. The Company must receive fair market value for the Non-Collateral sold or disposed of;

2. Fair market value must be certified by the Company’s Chief Executive Officer or Chief Financial Officer and for asset sales in excess of $5.0 million, by the Company’s Board of Directors; and,

3. At least 75% of the consideration for the sale of Non-Collateral must be in the form of cash or cash equivalents.

The Indenture does not require the proceeds to be deposited by the Company into the applicable Collateral Account, since the assets sold were not Collateral under the terms of the Indenture.

Within 360 days after receipt of the proceeds from a sale of Non-Collateral, the Company may utilize the proceeds in one of the following ways: 1) repay, repurchase or otherwise retire the 2014 Notes; 2) repay, repurchase or otherwise retire the 2014 Notes and other indebtedness of the Company that is pari passu with the Notes, on a pro rata basis; 3) repay indebtedness of certain subsidiaries identified in the Indenture, none of which are a Guarantor; or 4) acquire or invest in Other Assets. Any net proceeds from a sale of Non-Collateral that are not applied or invested as set forth above, shall constitute Excess Proceeds.

Once Excess Proceeds from sales of Non-Collateral exceed $10.0 million the Company must make an offer, no later than 365 days after such sale of Non-Collateral to all holders of the 2014 Notes and holders of other indebtedness that is pari passu with the 2014 Notes to purchase or redeem the maximum amount of 2014 Notes and/or other pari passu indebtedness that may be purchased out of the Excess Proceeds (“Asset Sale Offer”). The purchase price of such an Asset Sale Offer must be equal to 100% of the principal amount of the 2014 Notes and such other indebtedness. Any Excess Proceeds remaining after completion of the Asset Sale Offer may be used by the Company for any purpose not prohibited by the Indenture.

Note Repurchases from Sources Other than Sales of Collateral and Non-Collateral.  In addition to the offers to repurchase notes set forth above, the Company may also, from time to time, seek to retire or purchase its outstanding debt, in open market purchases, in privately negotiated transactions or otherwise. Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

The preceding description is qualified in its entirety by reference to the Indenture and the 2014 Notes which are listed on the Exhibit Index of this Annual Report on Form 10-K.

Stock Repurchase Program.  Effective July 26, 2000, the Board increased the remaining authorization to repurchase up to 10.0 million shares of its common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. Effective April 24, 2003, the Board re-instituted the stock repurchase program. Accordingly, the Company purchased 0.5 million shares in fiscal year 2003 and 1.3 million shares in fiscal year 2004. As of June 29, 2008, the Company had remaining authority to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003, and the Company has no immediate plans to reinstitute the program.

Environmental Liabilities.  The land for the Kinston site was leased pursuant to a 99 year Ground Lease with DuPont. Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the EPA and DENR pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential AOCs, assess the extent of contamination at the identified AOCs and clean them up to comply with applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston site was to pass to the Company and after seven years of sliding scale shared responsibility with Dupont, the Company would have had sole responsibility for future remediation requirements, if any. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain of the assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of this site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Long-Term Debt

On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bore a coupon rate of 6.5% and were scheduled to mature on February 1, 2008. On April 28, 2006, the Company commenced a tender offer for all of its outstanding 2008 notes. As a result of the tender offer, the Company incurred $1.1 million in related fees and wrote off the remaining $1.3 million of unamortized issuance costs and $0.3 million of unamortized bond discounts as expense. The estimated fair value of the 2008 notes that were not tendered, based on quoted market prices as of June 24, 2007, and June 25, 2006, was approximately $1.3 million for both years. On February 1, 2008, the Company made its final bond payment for the remaining balance of the 2008 notes and had no outstanding balance at June 29, 2008.

On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes due May 15, 2014. Interest is payable on the notes on May 15 and November 15 of each year, beginning on November 15, 2006. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under the Company’s amended revolving credit facility on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the notes and guarantees on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offerings. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at June 29, 2008 was approximately $157.7 million. The Company may, from time to time, seek to retire or purchase its outstanding debt, including the 2014 notes in open market purchases, in privately negotiated transactions or otherwise. Such retirement or purchase of debt will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

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

During fiscal year 2008, the Company sold property, plant and equipment secured by first-priority liens in the amount of $20.6 million. In accordance with the 2014 note collateral documents and the Indenture, the proceeds from the sale of the property, plant and equipment (First Priority Collateral) were deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of June 29, 2008, the Company had utilized $6.4 million to repurchase qualifying assets.

Concurrently with the issuance of the 2014 notes, the Company amended its senior secured asset-based revolving credit facility to provide for a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity to 2011, and revise some of its other terms and covenants. The amended revolving credit facility is secured by first-priority liens on the Company’s and it’s subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s amended revolving credit facility is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

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

On January 2, 2007, the Company borrowed $43.0 million under the amended revolving credit facility to finance the purchase of certain assets of Dillon located in Dillon, South Carolina. The borrowings were derived from LIBOR rate revolving loans. As of June 24, 2007, the Company had two separate LIBOR rate revolving loans, a $16.0 million, 7.34%, sixty day loan and a $20.0 million, 7.36%, ninety day loan. As of June 29, 2008, the Company had no LIBOR rate revolving loans outstanding under the credit facility. As of June 29, 2008, under the terms of the amended revolving credit facility agreement, $3.0 million, at 5.0%, remained outstanding and the Company had borrowing availability of $89.2 million. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available.

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

Unifi do Brazil, receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was 10.6% on June 29, 2008. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil makes certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 12% as of June 29, 2008. The ability to make new borrowings under the tax incentive program ended in May 2008 and was replaced by other favorable tax incentives.

The following table summarizes the maturities of the Company’s long-term debt and other noncurrent liabilities on a fiscal year basis:

Aggregate Maturities
Balance at
June 29, 2008	2009	2010	2011	2012	2013	Thereafter
(Amounts in thousands)

$214,171	$9,805	$9,593	$3,612	$292	$36	$190,833

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its amended revolving credit facility, will be adequate to fund anticipated capital and other expenditures and to satisfy its working capital requirements for at least the next twelve months.

Contractual Obligations

The Company’s significant long-term obligations as of June 29, 2008 are as follows:

	Cash Payments Due by Period
		Less Than			More Than
Description of Commitment	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Amounts in thousands)

2014 notes	$190,000	$—	$—	$—	$190,000
Amended credit facility	3,000	—	3,000	—	—
Capital lease obligation	1,341	343	670	328	—
Other long-term obligations(1)	19,830	9,462	9,535	—	833

Subtotal	214,171	9,805	13,205	328	190,833
Letters of credits	5,000	5,000	—	—	—
Interest on long-term debt and other obligations	131,931	23,131	45,044	43,727	20,029
Operating leases	2,207	1,553	654	—	—
Purchase obligations(2)	7,246	4,565	2,090	591	—

	$360,555	$44,054	$60,993	$44,646	$210,862

(1)	Other long-term obligations include the Brazilian government loans and other noncurrent liabilities.

(2)	Purchase obligations consist of a Dillon acquisition related sales and service agreement, a manufacturing agreement for nitrogen, and utility agreements.

Recent Accounting Pronouncements

In May 2008, the FASB issued Financial Accounting Standard (“SFAS”) No. 163 “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” SFAS 163 clarified how SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect SFAS No. 163 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 provides a hierarchical framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” requiring enhancements to the SFAS No. 133 disclosure requirements for derivative and hedging activities. The objective of the enhanced disclosure requirement is to provide the user of financial statements with a clearer understanding of how the entity uses derivative instruments; how derivatives are accounted for; and how derivatives affect an entity’s financial position, cash flows and performance. The statement applies to all derivative and hedging instruments. SFAS No. 161 is effective for all fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating its current disclosures of derivative and hedging instruments and the impact SFAS No. 161 will have on its future disclosures.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations-Revised”. This new standard replaces SFAS No. 141 “Business Combinations”. SFAS No. 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS No. 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No. 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement provides entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the provisions of SFAS No. 159 and has not determined if it will make any elections for fair value reporting of its assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company is in the process of determining the financial impact of the partial adoption of SFAS No. 157 on its results of operations and financial condition.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements. The following discussion provides further information about accounting policies critical to the Company and should be read in conjunction with “Footnote 1-Significant Accounting Policies and Financial Statement Information” of its audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Allowance for Doubtful Accounts.  An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectability of accounts receivable is based on a combination of factors including the aging of accounts receivable, historical write-off experience, present economic conditions such as chapter 11 bankruptcy filings within the industry and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for doubtful accounts. Accounts are written off when they are no longer deemed to be collectible. The reserve for bad debts is established based on certain percentages applied to accounts receivable aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. The Company’s exposure to losses as of June 29, 2008 on accounts receivable was $104.7 million against which an allowance for losses of $4.0 million was provided. The Company’s exposure to losses as of June 24, 2007 on accounts receivable was $99.9 million against which an allowance for losses of $6.7 million was provided. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts.

Inventory Reserves.  Inventory reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs. Effective June 25, 2007, the Company changed its method of accounting for certain finished goods, work-in-process and raw material inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. See “Footnote 1-Significant Accounting Policies and Financial Statement Information” included in “Item 8. Financial Statements and Supplementary Data”. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. In fiscal year 2007 and 2008, the Company performed impairment testing which resulted in the write down of polyester and nylon plant and machinery and equipment of $16.7 million and $2.8 million, respectively.

Impairment of Joint Venture Investments.  The Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) states that the inability of the equity investee to sustain sufficient earnings to justify its carrying value on an other-than-temporary basis should be assessed for impairment purposes. The Company evaluates its equity investments at least annually to determine whether there is evidence that an investment has been permanently impaired. As of June 24, 2007, the Company had completed its evaluations of its equity investees and determined that its investment in PAL was impaired. The Company recorded a non-cash impairment charge of $84.7 million in the fourth quarter of the Company’s fiscal year 2007 based on an appraised fair value of PAL, less 25% for lack of marketability and its minority ownership percentage.

During the first quarter of fiscal year 2008, the Company determined that a review of the carrying value of its investment in USTF was necessary as a result of sales negotiations. As a result of this review, the Company determined that the carrying value exceeded its fair value. Accordingly, a non-cash impairment charge of $4.5 million was recorded in the first quarter of fiscal year 2008.

In July 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. However, there can be no assurances that this transaction will occur in this timetable or upon these terms. In connection with a review of the YUFI value during negotiations related to the sale, the Company initiated a review of the carrying value of its investment in YUFI in accordance with APB 18. As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008. The Company does not anticipate that the impairment charge will result in any future cash expenditures.

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

Valuation Allowance for Deferred Tax Assets.  The Company established a valuation allowance against its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” The specifically identified deferred tax assets which may not be recoverable are investment impairment charges. The Company’s realization of some of its deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. On a quarterly basis, the Company reviews its estimates of future taxable income over a period of years to assess if the need for a valuation allowance exists. To forecast future taxable income, the Company uses historical profit before tax amounts which may be adjusted upward or downward depending on various factors, including perceived trends, and then applies expected changes to deferred tax assets and liabilities based on when they reverse in the future. At June 29, 2008, the Company had a gross deferred tax liability of approximately $24.3 million relating specifically to property, plant and equipment. Reversal of this deferred tax liability through depreciation is the primary item generating future taxable income. Actual future taxable income may vary significantly from management’s projections due to the many complex judgments and significant estimations involved, which may result in adjustments to the valuation allowance which may impact the net deferred tax liability and provision for income taxes.

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

Interest Rate Risk:  The Company is exposed to interest rate risk through its borrowing activities which is further described in “Footnote 3-Long Term Debt and Other Liabilities” included in “Item 8. Financial Statements and Supplementary Data”. The majority of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company’s results of operation at the present time.

Currency Exchange Rate Risk:  The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates they are consummated. The Company utilizes some natural hedging to mitigate these transaction exposures. The Company primarily enters into foreign currency forward contracts for the purchase and sale of European, North American and Brazilian currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions.

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are August 2008 and September 2008, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Foreign currency purchase contracts:
Notional amount	$492	$1,778	$526
Fair value	499	1,783	535

Net (gain) loss	$(7)	$(5)	$(9)

Foreign currency sales contracts:
Notional amount	$620	$397	$833
Fair value	642	400	878

Net gain (loss)	$(22)	$(3)	$(45)

The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.5 million and $0.8 million for fiscal years ended June 29, 2008 and June 25, 2006 and a pre-tax gain of $0.4 million for fiscal year ended June 24, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Unifi, Inc.

We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 29, 2008 and June 24, 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 29, 2008. Our audits also include the financial statement schedule in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 29, 2008 and June 24, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Unifi, Inc.’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2008 expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, in 2008 the Company changed its method of accounting for inventory from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method.

/s/  Ernst & Young LLP

Greensboro, North Carolina
September 5, 2008

CONSOLIDATED BALANCE SHEETS

	June 29,	June 24,
	2008	2007
	(Amounts in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,248	$40,031
Receivables, net	103,272	93,989
Inventories	122,890	132,282
Deferred income taxes	2,357	9,923
Assets held for sale	4,124	7,880
Restricted cash	9,314	7,075
Other current assets	3,693	4,898

Total current assets	265,898	296,078

Property, plant and equipment:
Land	3,696	3,679
Buildings and improvements	150,368	166,663
Machinery and equipment	622,546	647,049
Other	78,714	95,753

	855,324	913,144
Less accumulated depreciation	(678,025)	(703,189)

	177,299	209,955
Investments in unconsolidated affiliates	70,562	93,170
Restricted cash	26,048	11,303
Goodwill	18,579	18,419
Intangible assets, net	20,386	23,871
Other noncurrent assets	12,759	13,157

	$591,531	$665,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,553	$61,518
Accrued expenses	25,531	28,278
Deferred gain	—	102
Income taxes payable	681	247
Current maturities of long-term debt and other current liabilities	9,805	11,198

Total current liabilities	80,570	101,343

Long-term debt and other liabilities	204,366	236,149
Deferred income taxes	926	23,507
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.10 par (500,000 shares authorized, 60,689 and 60,542 shares outstanding)	6,069	6,054
Capital in excess of par value	25,131	23,723
Retained earnings	254,494	270,800
Accumulated other comprehensive income	19,975	4,377

	305,669	304,954

	$591,531	$665,953

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands,
	except per share data)

Summary of Operations:
Net sales	$713,346	$690,308	$738,665
Cost of sales	662,764	651,911	692,225
Selling, general and administrative expenses	47,572	44,886	41,534
Provision for bad debts	214	7,174	1,256
Interest expense	26,056	25,518	19,266
Interest income	(2,910)	(3,187)	(6,320)
Other (income) expense, net	(6,427)	(2,576)	(1,466)
Equity in (earnings) losses of unconsolidated affiliates	(1,402)	4,292	(825)
Restructuring charges (recoveries)	4,027	(157)	(254)
Write down of long-lived assets	2,780	16,731	2,366
Write down of investment in equity affiliates	10,998	84,742	—
Loss from early extinguishment of debt	—	—	2,949

Loss from continuing operations before income taxes and extraordinary item	(30,326)	(139,026)	(12,066)
Provision (benefit) for income taxes	(10,949)	(21,769)	301

Loss from continuing operations	(19,377)	(117,257)	(12,367)
Income from discontinued operations, net of tax	3,226	1,465	360

Net loss	$(16,151)	$(115,792)	$(12,007)

Income (loss) per common share (basic and diluted):
Loss from continuing operations	$(.32)	$(2.09)	$(.23)
Income from discontinued operations, net of tax	.05	.03	—

Net loss per common share	$(.27)	$(2.06)	$(.23)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in			Other	Total	Comprehensive
	Shares	Common	Excess of	Retained	Unearned	Comprehensive	Shareholders’	Income (Loss)
	Outstanding	Stock	Par Value	Earnings	Compensation	Income (Loss)	Equity	Note 1
	(Amounts in thousands)

Balance June 26, 2005	52,145	$5,215	$208	$398,599	$(128)	$(18,168)	$385,726
Reclassification upon adoption of SFAS 123R	—	(1)	27	—	128	—	154
Options exercised	63	6	168	—	—	—	174
Stock option tax benefit	—	—	1	—	—	—	1
Stock option expense	—	—	394	—	—	—	394
Cancellation of unvested restricted stock	—	—	131	—	—	—	131
Currency translation adjustments	—	—	—	—	—	5,550	5,550	$5,550
Liquidation of foreign subsidiaries	—	—	—	—	—	7,340	7,340	7,340
Net loss	—	—	—	(12,007)	—	—	(12,007)	(12,007)

Balance June 25, 2006	52,208	5,220	929	386,592	—	(5,278)	387,463	$883

Issuance of stock	8,334	834	21,166	—	—	—	22,000
Stock registration costs	—	—	(63)	—	—	—	(63)
Stock option expense	—	—	1,691	—	—	—	1,691
Currency translation adjustments	—	—	—	—	—	9,655	9,655	$9,655
Net loss	—	—	—	(115,792)	—	—	(115,792)	(115,792)

Balance June 24, 2007	60,542	6,054	23,723	270,800	—	4,377	304,954	$(106,137)

Adoption of FIN 48	—	—	—	(155)	—	—	(155)
Options exercised	147	15	396	—	—	—	411
Stock registration costs	—	—	(3)	—	—	—	(3)
Stock option expense	—	—	1,015	—	—	—	1,015
Currency translation adjustments	—	—	—	—	—	15,598	15,598	$15,598
Net loss	—	—	—	(16,151)	—	—	(16,151)	(16,151)

Balance June 29, 2008	60,689	$6,069	$25,131	$254,494	$—	$19,975	$305,669	$(553)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Cash and cash equivalents at beginning of year	$40,031	$35,317	$105,621
Operating activities:
Net loss	(16,151)	(115,792)	(12,007)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Income from discontinued operations	(3,226)	(1,465)	(360)
Net (earnings) loss of unconsolidated equity affiliates, net of distributions	3,060	7,029	1,945
Depreciation	36,931	41,594	48,669
Amortization	4,643	3,264	1,276
Stock-based compensation expense	1,015	1,691	394
Deferred compensation expense, net	(665)	1,619	—
Net gain on asset sales	(4,003)	(1,225)	(940)
Non-cash portion of loss on extinguishment of debt	—	—	1,793
Non-cash portion of restructuring charges (recoveries), net	4,027	(157)	(254)
Non-cash write down of long-lived assets	2,780	16,731	2,366
Non-cash write down of investment in equity affiliates	10,998	84,742	—
Deferred income tax	(15,066)	(23,776)	(6,305)
Provision for bad debts	214	7,174	1,256
Other	(8)	(866)	(1,007)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(5,163)	(2,522)	10,592
Inventories	14,144	5,619	(9,674)
Other current assets	1,641	187	(1,278)
Accounts payable and accrued expenses	(21,860)	(12,133)	(8,504)
Income taxes	362	(1,094)	542

Net cash provided by continuing operating activities	13,673	10,620	28,504

Investing activities:
Capital expenditures	(12,809)	(7,840)	(11,988)
Acquisitions	(1,063)	(43,165)	(30,634)
Return of capital from equity affiliates	—	3,630	—
Investment in foreign restricted assets	—	—	171
Proceeds from sale of equity affiliate	8,750	—	—
Collection of notes receivable	250	1,266	404
Proceeds from sale of capital assets	17,821	5,099	10,093
Change in restricted cash	(14,209)	(4,036)	2,766
Net proceeds from split dollar life insurance surrenders	—	1,757	1,806
Split dollar life insurance premiums	(216)	(217)	(217)
Other	(85)	—	(42)

Net cash used in investing activities	(1,561)	(43,506)	(27,641)

Financing activities:
Payment of long term debt	(181,273)	(97,000)	(273,134)
Borrowing of long term debt	147,000	133,000	190,000
Debt issuance costs	—	(455)	(8,041)
Proceeds from stock option exercises	411	—	176
Other	(1,144)	321	825

Net cash provided by (used in) financing activities	(35,006)	35,866	(90,174)

Cash flows of discontinued operations
Operating cash flow	(586)	277	(3,342)
Investing cash flow	—	—	22,028

Net cash (used in) provided by discontinued operations	(586)	277	18,686
Effect of exchange rate changes on cash and cash equivalents	3,697	1,457	321

Net increase (decrease) in cash and cash equivalents	(19,783)	4,714	(70,304)

Cash and cash equivalents at end of year	$20,248	$40,031	$35,317

The accompanying notes are an integral part of the financial statements.

Non-cash investing and financing activities
In fiscal year 2007, issued 8.3 million shares of Unifi common stock for the Dillon asset acquisition	$22.0 million

Supplemental cash flow information is summarized below:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Cash payments for:
Interest	$25,285	$23,145	$22,641
Income taxes, net of refunds	2,898	2,677	3,164

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

Fiscal Year.  The Company’s fiscal year is the 52 or 53 weeks ending on the last Sunday in June. Fiscal year 2008 was comprised of 53 weeks. Fiscal years 2007 and 2006 were comprised of 52 weeks.

Reclassification.  The Company has reclassified the presentation of certain prior year information to conform with the current year presentation.

Revenue Recognition.  Generally revenues from sales are recognized at the time shipments are made which is when the significant risks and rewards of ownership are transferred to the customer, and include amounts billed to customers for shipping and handling. Costs associated with shipping and handling are included in cost of sales in the Consolidated Statements of Operations. Freight paid by customers is included in net sales in the Consolidated Statements of Operations.

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

Restricted Cash.  Cash deposits held for a specific purpose or held as security for contractual obligations are classified as restricted cash. Restricted cash related to the provisions of the 2014 note collateral documents and the Indenture for fiscal year 2007 has been reclassified from current assets to noncurrent assets due the classification of the restriction. Restricted cash deposits related to Brazilian state government loans for fiscal year 2007 have been reclassified to conform to the current year presentation. See “Footnote 3 — Long-Term Debt and Other Liabilities” for further discussion on restricted cash.

Concentration of Credit Risk.  Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank accounts. The Company maintains its cash in bank accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.1 million per bank. The Company’s accounts, at times, may exceed federally insured limits.

Receivables.  The Company extends unsecured credit to its customers as part of its normal business practices. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical experience and known pending claims. The ability to collect accounts receivable is based on a combination of factors including the aging of accounts receivable, write-off experience and the financial condition of specific customers. Accounts are written off when they are no longer deemed to be collectible. General reserves are established based on the percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The reserve for such losses was $4.0 million at June 29, 2008 and $6.7 million at June 24, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories.  Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. On June 25, 2007, the Company changed its method of accounting for certain inventories from Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The Company applied this change in method of inventory costing by retrospective application to the prior years’ financial statements. The Company believes the change is preferable because the FIFO inventory method is predominantly used in the industry in which the Company operates. Therefore, the change will make the comparison of results among these companies more consistent. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because it reflects more recent costs in the balance sheet. Moreover, the change also conforms all of the Company’s raw material, work-in-process and finished goods inventories to a single costing method.

Inventories are valued at lower of cost or market including a provision for slow moving and obsolete items. Market is considered net realizable value. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The total inventory reserves on the Company’s books at June 29, 2008 and June 24, 2007 were $6.6 million and $7.3 million, respectively. The following table reflects the composition of the Company’s inventory as of June 29, 2008 and June 24, 2007:

	June 29,	June 24,
	2008	2007
		Restated
	(Amounts in thousands)

Raw materials and supplies	$51,407	$49,690
Work in process	7,021	8,171
Finished goods	64,462	74,421

	$122,890	$132,282

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of the change in method of accounting on certain financial statement line items is as follows (amounts in thousands, except per share data):

	June 24,	June 25,
	2007	2006
Increase/(Decrease)	(52 Weeks)	(52 Weeks)

Balance Sheets:
Inventories	$8,155	$7,323
Current deferred taxes	(3,132)	(2,812)
Noncurrent deferred taxes	—	—
Retained earnings	5,023	4,511
Statements of Operations:
Cost of sales	(832)	(3,830)
Income (loss) from continuing operations	832	3,830
Provision (benefit) for income taxes	319	1,471
Net income (loss)	513	2,359
Per share of common stock:
(basic and diluted)
Net income (loss) per share	.01	.05
Cash Flow Statements:
Net income (loss)	513	2,359
Change in inventories	(832)	(3,830)
Deferred income tax	319	1,471
Net cash provided by operating activities	—	—

The change in inventory accounting from LIFO to FIFO resulted in an increase of $2.2 million to retained earnings at June 26, 2005.

Other Current Assets.  Other current assets consist of prepaid insurance ($0.8 million and $1.9 million), prepaid VAT taxes ($2.1 million and $1.1 million), deposits ($0.3 million and $1.7 million) and other assets ($0.4 million and $0.1 million) as of June 29, 2008 and June 24, 2007, respectively.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years. The range of asset lives by category is as follows: buildings and improvements — fifteen to forty years, machinery and equipment — seven to fifteen years, and other assets — three to seven years. Amortization of assets recorded under capital leases is included as part of depreciation expense. See “Footnote 3 — Long-Term Debt and Other Liabilities” for further discussion of capital leases. The Company had no significant binding commitments for capital expenditures as of June 29, 2008.

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. See “Footnote 8 — Impairment Charges” for further discussion of impairment testing and related charges.

Impairment of Joint Venture Investments.  The Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) states that the inability of the equity investee to sustain sufficient earnings to justify its carrying value on other than a temporary basis should be assessed for impairment purposes. The Company evaluates its equity investments at least annually to determine whether there is evidence that an investment has been permanently impaired. See “Footnote 8 — Impairment Charges” for further discussion of these impairment charges.

Goodwill and Other Intangible Assets, Net:  The Company accounts for its goodwill and other intangibles under the provisions of Statements of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a write-down necessary that previously required no such write-down.

Other Noncurrent Assets.  Other noncurrent assets at June 29, 2008, and June 24, 2007, consist primarily of cash surrender value of key executive life insurance policies ($3.2 million and $3.0 million), bond issue costs and debt origination fees ($6.1 million and $7.3 million), and other miscellaneous assets ($3.4 million and $2.8 million), respectively. Debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method. At June 29, 2008 and June 24, 2007, accumulated amortization for debt origination costs was $2.4 million and $1.2 million, respectively.

Accrued Expenses.  The following table reflects the composition of the Company’s accrued expenses as of June 29, 2008 and June 24, 2007:

	June 29,	June 24,
	2008	2007
	(Amounts in thousands)

Payroll and fringe benefits	$11,101	$8,256
Severance	1,935	877
Interest	2,813	2,849
Utilities	3,114	4,324
Closure reserve	1,414	5,685
Retiree benefits	1,733	2,470
Property taxes	1,132	1,514
Other	2,289	2,303

	$25,531	$28,278

Defined Contribution Plan.  The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible salaried and hourly employees. Under the terms of the DC Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. For the fiscal years ended June 29, 2008, June 24, 2007, and June 25, 2006, the Company incurred $2.1 million, $2.2 million, and $2.4 million, respectively, of expense for its obligations under the matching provisions of the DC Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes.  The Company and its domestic subsidiaries file a consolidated federal income tax return. Income tax expense is computed on the basis of transactions entering into pre-tax operating results. Deferred income taxes have been provided for the tax effect of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Except as disclosed in “Footnote 5-Income Taxes,” income taxes have not been provided for the undistributed earnings of certain foreign subsidiaries as such earnings are deemed to be permanently invested.

Operating Leases.  The Company is obligated under operating leases relating primarily to real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 29, 2008 are $1.6 million in 2009, $0.5 million in 2010, $0.1 million in 2011, and none thereafter. Rental expense was $3.0 million, $3.3 million, and $3.6 million for the fiscal years 2008, 2007, and 2006, respectively. There are no renewal options for these leases, however for certain information system related leases, there is an option to purchase the equipment at fair market value.

Other (Income) Expense, Net.  The following table reflects the components of the Company’s other (income) expense, net:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Net gains on sales of fixed assets	$(4,003)	$(1,225)	$(940)
Gain from sale of nitrogen credits	(1,614)	—	—
Currency (gains) losses	522	(393)	813
Rental income	—	(106)	(319)
Technology fees from China joint venture	(1,398)	(1,226)	(724)
Other, net	66	374	(296)

	$(6,427)	$(2,576)	$(1,466)

Losses Per Share.  The following table details the computation of basic and diluted losses per share:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Numerator:
Loss from continuing operations before discontinued operations	$(19,377)	$(117,257)	$(12,367)
Income from discontinued operations, net of tax	3,226	1,465	360

Net loss	$(16,151)	$(115,792)	$(12,007)

Denominator:
Denominator for basic losses per share — weighted average shares	60,577	56,184	52,155
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	—	—

Diluted potential common shares denominator for diluted losses per share — adjusted weighted average shares and assumed conversions	60,577	56,184	52,155

In fiscal years 2008, 2007, and 2006, options and unvested restricted stock awards had the potential effect of diluting basic earnings per share, and if the Company had net earnings in these years, diluted weighted average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares would have been higher than basic weighted average shares by 11,408 shares, 9,935 shares, and 232,986 shares, respectively.

Stock-Based Compensation.  On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123(R) “Shared-Based Payment” (“SFAS No. 123R”) which, after the Securities and Exchange Commission (“SEC”) amended the compliance dates on April 15, 2005, was effective for the Company’s fiscal year beginning June 27, 2005. The new standard required the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of share-based payments for public companies.

Effective June 27, 2005, the Company adopted SFAS 123R and elected the Modified — Prospective Transition Method whereby compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. See “Footnote 6-Common Stock, Stock Option Plans and Restricted Stock Plan.”

Comprehensive Income (Loss)  Comprehensive income (loss) includes net loss and other changes in net assets of a business during a period from non-owner sources, which are not included in net loss. Such non-owner changes may include, for example, available-for-sale securities and foreign currency translation adjustments. Other than net loss, foreign currency translation adjustments presently represent the only component of comprehensive income (loss) for the Company. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

Recent Accounting Pronouncements.  In May 2008, the FASB issued Financial Accounting Standard (“SFAS”) No. 163 “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” SFAS 163 clarified how SFAS No. 60 Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect SFAS No. 163 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 provides a hierarchical framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” requiring enhancements to the SFAS No. 133 disclosure requirements for derivative and hedging activities. The objective of the enhanced disclosure requirement is to provide the user of financial statements with a clearer understanding of how the entity uses derivative instruments; how derivatives are accounted for; and how derivatives affect an entity’s financial position, cash flows and performance. The statement applies to all derivative and hedging instruments. SFAS No. 161 is effective for all fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating its current disclosures of derivative and hedging instruments and the impact SFAS No. 161 will have on its future disclosures.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations-Revised”. This new standard replaces SFAS No. 141 “Business Combinations”. SFAS No. 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS No. 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No. 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement provides entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the provisions of SFAS No. 159 and has not determined if it will make any elections for fair value reporting of its assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company is in the process of determining the financial impact of the partial adoption of SFAS No. 157 on its results of operations and financial condition.

Use of Estimates.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Investments in Unconsolidated Affiliates

On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture to produce low-shrinkage high tenacity nylon 6.6 light denier industrial (“LDI”) yarns in North Carolina. The business was operated in a plant in Stoneville, North Carolina which was owned by the Company. The Company received annual rental income of $0.3 million from UNIFI-SANS Technical Fibers, LLC or (“USTF”) for the use of the facility. The Company also received from USTF during fiscal year 2007 payments totaling $1.5 million which consisted of reimbursements for rendering general and administrative services and purchasing various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing related items for the operations. On November 30, 2007, the Company completed the sale of its interest in USTF to SANS Fibers and received net proceeds of $11.9 million. The purchase price included $3.0 million for the Stoneville, North Carolina manufacturing facility that the Company leased to the joint venture which had a net book value of $2.1 million. Of the remaining $8.9 million, $8.8 million was allocated to the Company’s equity investment in the joint venture and $0.1 million was attributed to interest income.

On September 27, 2000, the Company and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. (“UNF”). The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations. The nylon segment had a supply agreement with UNF which expired in April 2008, however, the Company continues to purchase POY from the joint venture at agreed upon price points.

The Company and Parkdale Mills, Inc. entered into a contribution agreement on June 30, 1997 whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina. The Company’s investment in PAL at June 29, 2008 was $56.1 million and the underlying equity in the net assets of PAL at June 29, 2008 was $74.7 million. The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to an impairment charge recorded by the Company during fiscal year 2007.

On June 10, 2005, Unifi and Sinopec Yizheng Chemical Fiber Co., Ltd. (“YCFC”) entered into an Equity Joint Venture Contract (the “JV Contract”), to form Yihua Unifi Fibre Company Limited (“YUFI”) to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, People’s Republic of China. Under the terms of the JV Contract, each company owns a 50% equity interest in the joint venture. The Company records revenues from the joint venture under a licensing agreement for certain proprietary information including technical knowledge, manufacturing processes, trade secrets, commercial information and other information relating to the design, manufacture, application testing, maintenance and sale of products. During fiscal year 2008, payments received under this agreement were $0.9 million.

During the fourth quarter of fiscal year 2008, the Company initiated a review of the carrying value of its investment in YUFI in accordance with APB 18. As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008. The Company’s investment in YUFI at June 29, 2008 was $10.0 million and the underlying equity in the net assets of YUFI at June 29, 2008 was $16.4 million. The difference between the carrying value of the Company’s investment in YUFI and the underlying equity in YUFI is attributable to an impairment charge recorded by the Company in the fourth quarter of fiscal year 2008.

During fiscal year 2008, the Company’s management has been exploring strategic options with its joint venture partner in China with the ultimate goal of determining if there was a viable path to profitability for YUFI. Management concluded that although YUFI has successfully grown its position in high value and premier value-added (“PVA”) products, commodity sales will continue to be a large and unprofitable portion of the joint venture’s business. In addition, the Company believes YUFI had focused too much attention and energy on non-value added issues, detracting management from its primary PVA objectives. Based on these conclusions, the Company decided to exit the joint venture and has reached a proposed agreement to sell its 50% interest in YUFI to its partner. The Company expects to close the transaction in the second quarter of fiscal year 2009 pending negotiation and execution of definitive agreements and Chinese regulatory approvals for $10.0 million. However, there can be no assurances that this transaction will occur in this timetable or upon these terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed balance sheet information and income statement information as of June 29, 2008, June 24, 2007, and June 25, 2006 of combined unconsolidated equity affiliates were as follows (amounts in thousands):

	June 29, 2008
	PAL	YUFI	UNF	USTF	Total

Current assets	$132,526	$30,678	$7,528	$—	$170,732
Noncurrent assets	112,974	59,552	5,329	—	177,855
Current liabilities	25,799	57,524	4,837	—	88,160
Noncurrent liabilities	—	—	—	—	—
Shareholder’s equity and capital accounts	219,701	32,706	8,020	—	260,427

	June 24, 2007
	PAL_	YUFI	UNF	USTF	Total

Current assets	$131,737	$17,411	$5,578	$10,148	$164,874
Noncurrent assets	98,088	59,183	7,067	20,975	185,313
Current liabilities	17,637	34,119	3,140	1,680	56,576
Noncurrent liabilities	4,838	—	—	6,382	11,220
Shareholder’s equity and capital accounts	207,351	42,475	9,504	23,061	282,391

	Fiscal Year Ended June 29, 2008
	PAL	YUFI	UNF	USTF	Total

Net sales	$460,497	$140,125	$25,528	$6,455	$632,605
Gross profit (loss)	21,504	(7,545)	175	571	14,705
Depreciation and amortization	17,777	6,170	1,738	578	26,263
Income (loss) from operations	10,437	(14,192)	(1,649)	189	(5,215)
Net income (loss)	24,269	(14,922)	(1,484)	148	8,011

	Fiscal Year Ended June 24, 2007
	PAL	YUFI	UNF	USTF	Total

Net sales	$440,366	$123,912	$20,852	$24,883	$610,013
Gross profit (loss)	19,785	(7,488)	(2,006)	2,507	12,798
Depreciation and amortization	24,798	5,276	1,897	2,125	34,096
Income (loss) from operations	5,043	(12,722)	(2,533)	929	(9,283)
Net income (loss)	7,376	(13,570)	(2,210)	671	(7,733)

	Fiscal Year Ended June 25, 2006
	PAL	YUFI	UNF	USTF	Total

Net sales	$415,221	$101,808	$24,910	$30,138	$572,077
Gross profit (loss)	32,330	(4,131)	(1,199)	4,346	31,346
Depreciation and amortization	26,832	4,123	1,897	1,887	34,739
Income (loss) from operations	10,380	(7,782)	(1,827)	2,395	3,166
Net income (loss)	3,480	(8,073)	(1,567)	1,862	(4,298)

USTF and PAL are organized as partnerships for U.S. tax purposes. Taxable income and losses are passed through USTF and PAL to the members in accordance with the Operating Agreements of USTF and PAL. For the fiscal years ended June 29, 2008, June 24, 2007, and June 25, 2006, distributions received by the Company from its equity affiliates amounted to $4.5 million, $6.4 million, and $2.8 million, respectively. The total undistributed earnings of unconsolidated equity affiliates were $3.7 million as of June 29, 2008. Included in the above net sales amounts for the 2008, 2007, and 2006 fiscal years are sales to Unifi of approximately $26.7 million, $22.0 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $24.0 million, respectively. These amounts represent sales of nylon POY from UNF for use in the production of textured nylon yarn in the ordinary course of business.

3.	Long-Term Debt and Other Liabilities

A summary of long-term debt and other liabilities is as follows:

	June 29,	June 24,
	2008	2007
	(Amounts in thousands)

Senior secured notes — due 2014	$190,000	$190,000
Senior unsecured notes — due 2008	—	1,273
Amended revolving credit facility	3,000	36,000
Brazilian government loans	17,117	14,342
Other obligations	4,054	5,732

Total debt and other obligations	214,171	247,347
Current maturities	(9,805)	(11,198)

Total long-term debt and other liabilities	$204,366	$236,149

Long-Term Debt

On February 5, 1998, the Company issued $250 million of senior, unsecured debt securities which bore a coupon rate of 6.5% and were scheduled to mature on February 1, 2008. On April 28, 2006, the Company commenced a tender offer for all of its outstanding 2008 notes. As of June 25, 2006, $1.3 million in aggregate principal amount of 2008 notes had not been tendered and remained outstanding in accordance with their amended terms. As a result of the tender offer, the Company incurred $1.1 million in related fees and wrote off the remaining $1.3 million of unamortized issuance costs and $0.3 million of unamortized bond discounts as expense. The estimated fair value of the 2008 notes, based on quoted market prices as of June 24, 2007, and June 25, 2006, was approximately $1.3 million for both years. On February 1, 2008, the Company made its final bond payment for the remaining balance of the 2008 notes and had no outstanding balance at June 29, 2008.

On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes due May 15, 2014. Interest is payable on the notes on May 15 and November 15 of each year, beginning on November 15, 2006. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets (other than the assets securing the Company’s obligations under the Company’s amended revolving credit facility on a first-priority basis, which consist primarily of accounts receivable and inventory), including, but not limited to, property, plant and equipment, the capital stock of the Company’s domestic subsidiaries and certain of the Company’s joint ventures and up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the notes and guarantees on a first-priority basis. The Company may redeem some or all of the 2014 notes on or after May 15, 2010. In addition, prior to May 15, 2009, the Company may redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offerings. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at June 29, 2008 was approximately $157.7 million. The Company may, from time to time, seek to retire or purchase its outstanding debt, in open market purchases, in privately negotiated transactions or otherwise. Such retirement or purchase of debt will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of fiscal year 2007, the Company sold property, plant and equipment secured by first-priority liens at a fair market value of $4.5 million, netting cash proceeds after selling expenses of $4.3 million. In accordance with the 2014 note collateral documents and the indenture, the net proceeds of the sales of the property, plant and equipment (First Priority Collateral) were deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of June 24, 2007, the Company had utilized $0.3 million to repurchase qualifying assets.

During fiscal year 2008, the company sold property, plant and equipment secured by first-priority liens in the amount of $20.6 million. In accordance with the 2014 note collateral documents and the indenture, the proceeds from the sale of the property, plant and equipment (First Priority Collateral) were deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of June 29, 2008, the Company had utilized $6.4 million to repurchase qualifying assets.

Concurrently with the issuance of the 2014 notes, the Company amended its senior secured asset-based revolving credit facility to provide for a $100 million revolving borrowing base (with an option to increase borrowing capacity up to $150 million), to extend its maturity to 2011, and revise some of its other terms and covenants. The amended revolving credit facility is secured by first-priority liens on the Company’s and it’s subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s amended revolving credit facility is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

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

On January 2, 2007, the Company borrowed $43.0 million under the amended revolving credit facility to finance the purchase of certain assets of Dillon located in Dillon, South Carolina. The borrowings were derived from LIBOR rate revolving loans. As of June 24, 2007, the Company had two separate LIBOR rate revolving loans, a $16.0 million, 7.34%, sixty day loan and a $20.0 million, 7.36%, ninety day loan. As of June 29, 2008, the Company had no LIBOR rate revolving loans outstanding under the credit facility. As of June 29, 2008, under the terms of the amended revolving credit facility agreement, $3.0 million, at 5%, remained outstanding and the Company had borrowing availability of $89.2 million. The Company intends to renew the loans as they come due and reduce the outstanding borrowings as cash generated from operations becomes available.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unifi do Brazil, receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was 10.6% on June 29, 2008. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil makes certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 12% as of June 29, 2008. The ability to make new borrowings under the tax incentive program ended in May 2008.

The following table summarizes the maturities of the Company’s long-term debt and other noncurrent liabilities on a fiscal year basis:

Aggregate Maturities
Balance at
June 29, 2008	2009	2010	2011	2012	2013	Thereafter
(Amounts in thousands)

$214,171	$9,805	$9,593	$3,612	$292	$36	$190,833

Other Obligations

On May 20, 1997, the Company entered into a sale leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. During fiscal year 2008, management abandoned future plans to purchase back the property at the end of the lease term. As of June 29, 2008, the balance of the note was $1.3 million, and the net book value of the related assets was $2.8 million. As of June 24, 2007, the balance of the note was $1.7 million and the net book value of the related assets was $4.2 million. Payments for the remaining balance of the sale leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next five years are approximately $0.3 million. The interest rate implicit in the agreement is 7.84%.

Other obligations include $0.9 million for a deferred compensation plan created in fiscal year 2007 for certain key management employees and $1.7 million in long term severance obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets, Net

Other intangible assets subject to amortization consisted of customer relationships of $22.0 million and non-compete agreements of $4.0 million which were entered in connection with an asset acquisition consummated in fiscal year 2007. The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its twelve year life and the non-compete agreement is being amortized using the straight-line method over six years. There are no residual values related to these intangible assets. Accumulated amortization at June 29, 2008 and June 24, 2007 for these intangible assets was $5.6 million and $2.1 million, respectively. These intangible assets relate to the polyester segment.

The following table represents the expected intangible asset amortization for the next five fiscal years:

	Aggregate Amortization Expenses
	2009	2010	2011	2012	2013
		(Amounts in thousands)

Customer list	$2,545	$2,659	$2,173	$2,022	$1,837
Non-compete contract	571	571	571	571	571

	$3,116	$3,230	$2,744	$2,593	$2,408

5.	Income Taxes

Loss from continuing operations before income taxes is as follows:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Loss from continuing operations before income taxes:
United States	$(25,096)	$(135,036)	$(11,426)
Foreign	(5,230)	(3,990)	(640)

	$(30,326)	$(139,026)	$(12,066)

The provision for (benefit from) income taxes applicable to continuing operations for fiscal years 2008, 2007, and 2006 consists of the following:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Current:
Federal	$(5)	$(218)	$(29)
Repatriation of foreign earnings	—	—	2,125
State	(45)	(16)	21
Foreign	5,296	2,452	2,221

	5,246	2,218	4,338

Deferred:
Federal	(14,504)	(24,106)	(3,685)
Repatriation of foreign earnings	1,866	3,206	(1,122)
State	(1,635)	(2,278)	490
Foreign	(1,922)	(809)	280

	(16,195)	(23,987)	(4,037)

Income tax provision (benefit)	$(10,949)	$(21,769)	$301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) were (36.1)%, (15.7)%, and 2.5% of pre-tax losses in fiscal 2008, 2007, and 2006, respectively. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(3.1)	(3.3)	(12.0)
Foreign income taxed at lower rates	17.2	2.2	22.8
Repatriation of foreign earnings	6.2	2.3	8.3
North Carolina investment tax credits expiration	8.0	—	—
Change in valuation allowance	(26.0)	18.0	15.7
Nondeductible expenses and other	(3.4)	0.1	2.7

Effective tax rate	(36.1)%	(15.7)%	2.5%

In fiscal year 2008, the Company accrued federal income tax on approximately $5.0 million of dividends expected to be distributed from a foreign subsidiary in future fiscal periods and approximately $0.3 million of dividends distributed from a foreign subsidiary during fiscal year 2008. In fiscal year 2007, the Company accrued federal income tax on approximately $9.2 million of dividends distributed from a foreign subsidiary in fiscal year 2008. Federal income tax on dividends was accrued in a fiscal year prior to distribution when previously unremitted foreign earnings were no longer deemed to be indefinitely reinvested outside the United States.

During fiscal year 2006, the Company repatriated approximately $31.0 million of dividends from foreign subsidiaries which qualified for the temporary dividends-received deduction available under the American Jobs Creation Act. The associated net tax cost of approximately $1.1 million was not fully provided for in fiscal year 2005 due to management’s decision during fiscal year 2006 to increase the original repatriation plan from $15.0 million to $40.0 million.

Undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $35.3 million at June 29, 2008.

The deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and their basis for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 29, 2008 and June 24, 2007 were as follows:

	June 29,	June 24,
	2008	2007
	(Amounts in thousands)

Deferred tax assets:
Investments in equity affiliates	$20,267	$17,879
State tax credits	3,310	8,352
Accrued liabilities and valuation reserves	12,767	13,677
Net operating loss carryforwards	5,869	10,722
Intangible assets	2,133	2,474
Charitable contributions	643	651
Other items	2,426	1,471

Total gross deferred tax assets	47,415	55,226
Valuation allowance	(19,825)	(31,786)

Net deferred tax assets	27,590	23,440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29,	June 24,
	2008	2007
	(Amounts in thousands)

Deferred tax liabilities:
Property, plant and equipment	24,296	33,727
Unremitted foreign earnings	1,750	3,206
Other	113	91

Total deferred tax liabilities	26,159	37,024

Net deferred tax asset (liability)	$1,431	$(13,584)

As of June 29, 2008, the Company has approximately $16.4 million in federal net operating loss carryforwards and approximately $13.2 million in state net operating loss carryforwards that may be used to offset future taxable income. The Company also has approximately $8.9 million in North Carolina investment tax credits and approximately $1.8 million charitable contribution carryforwards the deferred income tax effects of which are fully offset by valuation allowances. These carryforwards, if unused, will expire as follows:

Federal net operating loss carryforwards	2024 through 2028
State net operating loss carryforwards	2012 through 2029
North Carolina investment tax credit carryforwards	2009 through 2016
Charitable contribution carryforwards	2009 through 2013

For the year ended June 29, 2008, the valuation allowance decreased approximately $12.0 million primarily as a result of the reduction in federal net operating loss carryforwards and the expiration of state income tax credit carryforwards. For the year ended June 24, 2007, the valuation allowance increased approximately $22.6 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.

The Company’s YUFI joint venture is subject to income tax in the People’s Republic of China. YUFI began a five-year tax holiday beginning on January 1, 2008 under which it will enjoy income tax exemption for two years and a 50% rate reduction for the following three years.

On June 25, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. There was a $0.2 million cumulative adjustment to retained earnings on adoption of FIN 48.

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows (amounts in thousands):

Balance at June 25, 2007	$6,813
Increases resulting from tax positions taken during prior periods	319
Decreases resulting from tax positions taken during prior periods	(2,466)

Balance at June 29, 2008	$4,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because of the impact of deferred tax accounting, none of the unrecognized tax benefits would, if recognized, affect the effective tax rate. The Company believes it is reasonably possible unrecognized tax benefits will decrease approximately $2.4 million in the next twelve months as a result of expirations of North Carolina income tax credit carryforwards and settlement of certain foreign issues.

The Company has elected upon adoption of FIN 48 to classify interest and penalties recognized in accordance with FIN 48 as income tax expense. The Company had $0.1 million of accrued interest and no penalties related to uncertain tax positions as of June 25, 2007. The Company recognized no interest or penalties related to uncertain tax positions during fiscal year 2008.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2008, for non-U.S. income taxes for tax years 2000 through 2008, and for state and local income taxes for fiscal years 2001 through 2008. The Company’s U.S. federal income tax return for fiscal year 2006 is currently under examination.

6.	Common Stock, Stock Option Plans and Restricted Stock Plan

Common shares authorized were 500 million in fiscal years 2008 and 2007. Common shares outstanding at June 29, 2008 and June 24, 2007 were 60,689,300 and 60,541,800, respectively.

Stock options were granted during fiscal years 2008, 2007, and 2006. The fair value and related compensation expense of options were calculated as of the issuance date using the Black-Scholes model for the awards that were granted during fiscal years 2007 and 2006 which contain graded vesting provisions based on a continuous service condition and a Monte Carlo model for the awards granted in fiscal year 2008 which contain vesting provisions subject to market price conditions. The stock option valuation models use the following assumptions:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
Options Granted	2008	2007	2006

Expected term (years)	6.6	6.2	6.1
Interest rate	4.4%	5.0%	4.9%
Volatility	62.3%	56.2%	57.2%
Dividend yield	—	—	—

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

During the fourth quarter of fiscal year 2006, the Board of Directors (“Board”) authorized the issuance of 150,000 options from the 1999 Long-Term Incentive Plan to two newly promoted officers of the Company. The stock options granted in fiscal years 2006 vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

During the first quarter of fiscal year 2007, the Board authorized the issuance of 1,065,000 options to certain key employees. With the exception of the immediate vesting of 300,000 granted to the former Chief Executive Officer (“CEO”), the remaining options vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant. As a result of these grants, the Company incurred $1.5 million in stock-based compensation charges which were recorded as selling, general and administrative expense with the offset to additional paid-in-capital.

During the second quarter of fiscal year 2008, the Board authorized the issuance of 1,570,000 options from the 1999 Long-Term Incentive Plan of which 120,000 were issued to certain Board members and the remaining options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were issued to certain key employees. The options issued to key employees are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The options issued to certain Board members are subject to a similar market condition in that one half of each member’s options vest on the date that the closing price of the Company’s common stock shall have been at least $8.00 per share for thirty consecutive trading days and the remaining one half vest on the date that the closing price of the Company’s common stock shall have been at least $10.00 per share for thirty consecutive trading days. The Company used a Monte Carlo stock option model to estimate the fair value and the derived vesting periods which range from 2.4 to 3.9 years.

The compensation cost that was charged against income for the fiscal years ending June 29, 2008, June 24, 2007 and June 25, 2006 related to the 1999 Long-Term Incentive Plan was $1.0 million, $1.7 million and $0.7 million, respectively. The total income tax benefit recognized for share-based compensation in the Consolidated Statements of Operations was not material for all periods presented.

The fair value of each option award is estimated on the date of grant using either the Black-Scholes model or for awards containing market price conditions, a Monte Carlo model. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Monte Carlo model simulates future stock movements in order to determine the fair value of the option grant and derived service period.

With the exception of the stock options granted in fiscal year 2008 which contain vesting provisions subject to market price conditions discussed above, the remaining stock options granted under the plan have vesting periods of three to five years based on continuous service by the employee. All stock options have a 10 year contractual term. In addition to the 5,228,516 common shares reserved for the options that remain outstanding under grants from the 1999 Long-Term Incentive Plan, the Company has previous ISO plans with 35,000 common shares reserved and previous NQSO plans with 120,000 common shares reserved at June 29, 2008. No additional options will be issued under any previous ISO or NQSO plan. The stock option activity for fiscal years 2008, 2007 and 2006 of all three plans is as follows:

	ISO		NQSO
	Options	Weighted	Options	Weighted
	Outstanding	Avg. $/Share	Outstanding	Avg. $/Share

Fiscal year 2006:
Shares under option — beginning of year	4,273,003	6.41	341,667	23.72
Granted	150,000	3.40	—	—
Exercised	(63,333)	2.76	—	—
Expired	(581,667)	9.32	(125,000)	26.00
Forfeited	(48,329)	2.76	—	—

Shares under option — end of year	3,729,674	5.94	216,667	22.41
Fiscal year 2007:
Granted	1,065,000	2.89	—	—
Expired	(456,488)	6.22	(81,667)	31.00

Shares under option — end of year	4,338,186	5.16	135,000	17.22
Fiscal year 2008:
Granted	1,570,000	2.72	—	—
Exercised	(147,500)	2.79	—	—
Expired	(432,174)	7.37	(15,000)	16.31
Forfeited	(64,996)	2.84	—	—

Shares under option — end of year	5,263,516	4.35	120,000	17.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options as of June 29, 2008:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$ 2.67 - $ 3.40	4,013,300	$2.80	7.8	2,253,317	$2.84
3.78 - 7.64	666,788	7.17	3.8	666,788	7.17
8.10 - 12.00	393,084	11.11	1.7	393,084	11.11
12.53 - 18.75	310,344	14.81	0.8	310,344	14.81

The weighted average grant-date fair value of options granted in fiscal 2008, 2007 and 2006 was $1.79, $1.70, and $1.98 respectively.

The total intrinsic value of options exercised was $24 thousand in fiscal year 2008 and $22 thousand in fiscal year 2006. There were no options exercised in 2007. The amount of cash received from exercise of options was $411 thousand in fiscal year 2008 and $174 thousand in fiscal year 2006.

The following table sets forth certain required stock option information for the ISO and NQSO plans as of and for the year ended June 29, 2008:

	ISO	NQSO

Number of options expected to vest	5,203,796	120,000
Weighted-average price of options expected to vest	$4.37	$17.33
Intrinsic value of options expected to vest	$—	$—
Weighted-average remaining contractual term of options expected to vest	6.59	0.36
Number of options exercisable as of June 29, 2008	3,503,533	120,000
Option price range	$2.76 - $16.31	$16.31 - $18.75
Weighted-average exercise price for options currently exercisable	$5.16	$17.33
Intrinsic value of options currently exercisable	$—	$—
Weighted-average remaining contractual term of options currently exercisable	5.34	0.36
Weighted-average fair value of options granted	$1.79	N/A

The Company has a policy of issuing new shares to satisfy share option exercises. The Company has elected an accounting policy of accelerated attribution for graded vesting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 29, 2008, unrecognized compensation costs related to unvested share based compensation arrangements granted under the 1999 Long-Term Incentive Plan was $2.0 million. The costs are estimated to be recognized over a period of 1.8 years. The restricted stock activity for fiscal years 2008, 2007, and 2006 is as follows:

		Weighted Average
	Shares	Grant-Date Fair Value

Fiscal year 2006:
Unvested shares — beginning of year	19,300	7.15
Vested	(8,600)	7.67
Forfeited	(300)	9.95

Unvested shares — end of year	10,400	6.63
Fiscal year 2007:
Vested	(5,800)	6.92

Unvested shares — end of year	4,600	6.27
Fiscal year 2008:
Vested	(4,300)	6.36

Unvested shares — end of year	300	4.97

7.	Assets Held for Sale

The Company announced in the first quarter of fiscal year 2006 its plan to consolidate its nylon operating facilities in Madison, North Carolina. As a result, Plants 5 and 7 were completely vacated as of March 2006 and were listed for sale. On October 26, 2006, the Company announced its intent to sell a warehouse that the Company had leased to a tenant since 1999. On April 26, 2007, the Company announced its plan to consolidate its domestic capacity and close its recently acquired Dillon, South Carolina (“Dillon”) facility. During fiscal year 2008, the Company completed the sale of these properties for $8.2 million resulting in no gain or loss.

On March 20, 2008, the Company completed the sale of assets located in Kinston, North Carolina (“Kinston”). The Company retained the right to sell certain idle polyester assets for a period of two years.

In addition, during the fourth quarter of fiscal year 2008, the Company decided to vacate excess polyester capacity at its Yadkinville, North Carolina facility and as a result one facility and some associated machinery were listed for sale.

The following table summarizes by category assets held for sale:

	June 29,	June 24,
	2008	2007
	(Amounts in thousands)

Land	$30	$619
Building	1,348	7,261
Machinery and equipment	2,746	—

	$4,124	$7,880

8.	Impairment Charges

Write Down of Long-Lived Assets

During fiscal year 2007, the Company reviewed its operating facilities located in Madison, North Carolina which were comprised of three manufacturing plants and one warehouse (the “Madison facilities”) since it had been for sale for a one year period and had not sold. The Company completed its SFAS No. 144 review relating to the Madison facilities and based on new appraisals recorded an additional non-cash impairment charge of $3.0 million. In addition, the Madison facilities stored idle equipment relating to its operations that had no market value. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determined to abandon the equipment and as a result recorded a non-cash impairment charge of $5.6 million.

On October 26, 2006, the Company announced its intent to sell a warehouse that the Company had leased to a tenant since 1999. The lease expired in October 2006 and the Company decided to sell the property upon expiration of the lease. Pursuant to this determination, the Company received appraisals relating to the property and performed an impairment review in accordance with SFAS No. 144. Accordingly, the Company recorded a non-cash impairment charge of $1.2 million during the first quarter of fiscal year 2007.

In November 2006, the Company’s Brazilian polyester operation committed to a plan to modernize its facilities by abandoning ten of its older machines and replacing the machines with newer machines that it purchased from the domestic polyester division. These machine purchases allowed the Brazilian facility to produce tailor-made products at higher speeds resulting in lower costs and increased competitiveness. The Company recorded a $2.0 million impairment charge on the older machines in the second quarter of fiscal year 2007.

The Company operated two polyester dye facilities which are located in Mayodan, North Carolina (the “Mayodan facility”) and Reidsville, North Carolina (the “Reidsville facility”). On March 22, 2007, the Company committed to a plan to idle the Mayodan facility and consolidate all of its dyed operations into the Reidsville facility. To create space in the Reidsville facility, several idle machines were abandoned which resulted in a non-cash impairment charge of $0.5 million. The consolidation process was completed as of June 24, 2007. The Company performed an impairment review of the Mayodan facility in accordance with SFAS No. 144 and received an appraisal which indicated that the carrying amount of the facility exceeded its fair value. Accordingly, in the third quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of $4.4 million.

During the first quarter of fiscal year 2008, the Company’s Brazilian polyester operation continued its modernization plan for its facilities by abandoning four of its older machines and replacing these machines with newer machines that it purchased from the Company’s domestic polyester division. As a result, the Company recognized a $0.5 million non-cash impairment charge on the older machines.

During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at Dillon. The Company sold several machines to a foreign subsidiary and in addition transferred several other machines to its Yadkinville, North Carolina facility. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. The last five remaining machines were scrapped for spare parts inventory. These eleven machines were written down to fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value will be depreciated over a two year period which is consistent with the life of the lease.

In addition, during the second quarter of fiscal year 2008, the Company began negotiations with a third party to sell its Kinston, North Carolina polyester facility. Based on appraisals, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, the Company recorded $0.7 million in non-cash impairment charges.

Write Down of Equity Affiliates

As a part of its fiscal year 2007 financial statement closing process, the Company initiated a review of the carrying value of its investment in PAL, in accordance with APB 18. As a result, the Company determined that the carrying value of the Company’s investment in PAL exceeded its fair value and the impairment was other then temporary. The Company recorded a non-cash impairment charge of $84.7 million in the fourth quarter of the Company’s fiscal year 2007 based on an appraised fair value of PAL, less 25% for lack of marketability and its minority ownership percentage.

During the first quarter of fiscal year 2008, the Company determined that a review of the carrying value of its investment in USTF was necessary as a result of sales negotiations. As a result of this review, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that the carrying value exceeded its fair value. Accordingly, a non-cash impairment charge of $4.5 million was recorded in the first quarter of fiscal year 2008.

In July 2008 the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. However, the closing is subject to customary due diligence and closing procedures and the Company makes no assurance that the sale will close during this time period or at all. In connection with a review of the YUFI value during negotiations related to the sale, the Company initiated a review of the carrying value of its investment in YUFI in accordance with APB 18. As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008. The Company does not anticipate that the impairment charge will result in any future cash expenditures.

See “Footnote 2-Investments in Unconsolidated Affiliates” for further discussion.

9.	Severance and Restructuring Charges

Severance

On April 20, 2006, the Company re-organized its domestic business operations. Approximately 45 management level salaried employees were affected by this plan of reorganization. During fiscal year 2007, the Company recorded an additional $0.3 million for severance related to this reorganization.

On April 26, 2007, the Company announced its plan to consolidate its domestic capacity and close its recently acquired Dillon polyester facility. The Company recorded an assumed liability in purchase accounting and as a result, the Company recorded $0.7 million for severance in fiscal year 2007. Approximately 291 wage employees and 25 salaried employees were affected by this consolidation plan

On August 2, 2007, the Company announced the closure of its Kinston, North Carolina facility. The Kinston facility produces POY for internal consumption and third party sales. In the future, the Company will purchase its commodity POY needs from external suppliers for conversion in its texturing operations. The Company will continue to produce POY in the Yadkinville, North Carolina facility for its specialty and premium value yarns and certain commodity yarns. During fiscal year 2008, the Company recorded an additional $1.3 million for severance related its Kinston consolidation. Approximately 231 employees which included 31 salaried positions and 200 wage positions were affected as a result of this reorganization.

On August 22, 2007, the Company announced its plan to re-organize certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded $1.1 million for severance related to this reorganization. In addition, the Company recorded severance of $2.4 million for its former Chief Executive Officer and $1.7 million for severance related to its former Chief Financial Officer during fiscal year 2008. Approximately 54 salaried employees were affected by this reorganization.

Restructuring

In fiscal year 2007, the Company recorded $2.9 million for restructuring charges related to a portion of sales and service contracts which it entered into with Dillon for continued support of the Dillon business for two years. However, after the Company announced its plan to consolidate the Dillon capacity into its other facilities, a portion of the sales and service contracts were deemed to be unfavorable.

In fiscal year 2008, the Company recorded $3.4 million for restructuring charges related to unfavorable Kinston contracts for continued services after the closing of the facility. See the Severance discussion above for further details related to Kinston.

The Company recorded restructuring charges in lease related costs associated with the closure of its polyester facility in Altamahaw, North Carolina during fiscal year 2004. In the second quarter of fiscal year 2008, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company negotiated the remaining obligation on the lease and recorded a $0.3 million net favorable adjustment related to the cancellation of the lease obligation.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 29, 2008 and June 24, 2007 (amounts in thousands):

	Balance at				Balance at
	June 24,	Additional		Amount	June 29,
	2007	Charges	Adjustments	Used	2008

Accrued severance	$877	$6,533	$207	$(3,949)	$3,668 (1)
Accrued restructuring	5,685	3,125	(176)	(7,220)	1,414

	Balance at				Balance at
	June 25,	Additional		Amount	June 24,
	2006	Charges	Adjustments	Used	2007

Accrued severance	$576	$905	$—	$(604)	$877
Accrued restructuring	3,550	2,900	233	(998)	5,685

(1)	As of June 29, 2008, the Company classified $1.7 million of the executive severance as long term.

10.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European manufacturing operations including the polyester manufacturing facilities in Ireland. During the first quarter of fiscal year 2006, the Company received the final proceeds from the sale of capital assets with only worker’s compensation claims and other regulatory commitments to be completed. In accordance with SFAS No. 144, the Company included the operating results from this facility as discontinued operations for fiscal years 2006, 2007, and 2008. In addition, during fiscal year 2007, the Company recorded a $1.1 million previously unrecognized foreign income tax benefit with respect to the sale of certain capital assets. In accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies”, management determined that it was no longer probable that additional taxes accrued on the sale had been incurred.

On July 28, 2005, the Company announced that it would discontinue the operations of the Company’s external sourcing business, Unimatrix Americas. As of March 26, 2006, management’s plan to exit the business was successfully completed resulting in the reclassification of the segment’s losses as discontinued operations for fiscal year 2006.

The Company’s polyester dyed facility in Manchester, England closed in June 2004 and the physical assets were abandoned in June 2005. At that time, the remaining assets and liabilities were turned over to local liquidators for settlement. During fiscal year 2008, the Company recorded $3.2 million in debt forgiveness as a result of progress towards the completion of the liquidation. In accordance with SFAS No. 144, the Company included the results from discontinued operations in its net loss for fiscal years 2006, 2007, and 2008. The Company does not anticipate significant future cash flow activity from its discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of all discontinued operations which include the sourcing segment, European Division and the dyed facility in England are as follows:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Net sales	$—	$—	$3,967

Income (loss) from discontinued operations before income taxes	$3,205	$385	$(784)
Income tax benefit	(21)	(1,080)	(1,144)

Net income from discontinued operations, net of taxes	$3,226	$1,465	$360

11.	Derivative Financial Instruments and Fair Value of Financial Instruments

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

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates they are consummated. The Company utilizes some natural hedging to mitigate these transaction exposures. The Company primarily enters into foreign currency forward contracts for the purchase and sale of European, North American and Brazilian currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions.

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are August 2008 and September 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Foreign currency purchase contracts:
Notional amount	$492	$1,778	$526
Fair value	499	1,783	535

Net (gain) loss	$(7)	$(5)	$(9)

Foreign currency sales contracts:
Notional amount	$620	$397	$833
Fair value	642	400	878

Net gain (loss)	$(22)	$(3)	$(45)

The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.5 million and $0.8 million for fiscal years ended June 29, 2008 and June 25, 2006 and a pre-tax gain of $0.4 million for fiscal year ended June 24, 2007.

The Company uses the following methods in estimating its fair value disclosures for financial instruments:

•	Cash and cash equivalents, trade receivables and trade payables. The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Long-term debt. The fair value of the Company’s borrowings is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

•	Foreign currency contracts. The fair value is based on quotes obtained from brokers or reference to publicly available market information.

12.	Contingencies

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston from INVISTA. The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease’) with E.I. DuPont de Nemours (“DuPont’). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the EPA and DENR pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concerns (“AOCs”), assess the extent of contamination at the identified AOCs and clean them up to comply with applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston site was to pass to the Company and after seven years of sliding scale shared responsibility with Dupont, the Company would have had sole responsibility for future remediation requirements, if any. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain of the assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of this site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

13.	Related Party Transactions

In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction, the Company and Dillon entered into a Sales and Services Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon an aggregate amount of $6.0 million in exchange for certain sales and transitional services to be provided by Dillon’s sales staff and executive management, of which $3.0 million was paid in fiscal year 2008. Mr. Stephen Wener is the President and Chief Executive Officer of Dillon. Mr. Wener is a director of the Company.

In fiscal year 2008, Unifi Manufacturing, Inc. (“UMI”), a wholly owned subsidiary of the Company, sold certain real and personal property held by UMI located in Dillon, South Carolina, to 1019 Realty LLC (the “Buyer”) for a sale price of $4.0 million. The real and personal property being sold by UMI was acquired by the Company pursuant to the Transaction. Mr. Wener, is a manager of the Buyer, and has a 13.5% ownership interest in and is the sole manager of an entity which owns 50% of the Buyer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Results (Unaudited)

Quarterly financial data for the fiscal years ended June 29, 2008 and June 24, 2007 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)
	(Amounts in thousands, except per share data)

2008:
Net sales	$170,536	$183,369	$169,836	$189,605
Gross profit	10,993	8,320	13,432	17,837
Income (loss) from discontinued operations, net of tax	(32)	109	(55)	3,204
Net income (loss)	(9,188)	(7,746)	12	771
Per Share of Common Stock (basic and diluted):

Net income (loss)	$(.15)	$(.13)	$.00	$.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

2007:
Net sales	$169,944	$156,895	$178,202	$185,267
Gross profit (loss)(a)	10,561	(115)	13,388	14,563
Income (loss) from discontinued operations, net of tax	(36)	(167)	666	1,002
Net loss(a)	(10,116)	(18,227)	(13,257)	(74,192)
Per Share of Common Stock (basic and diluted):

Net loss	$(.19)	$(.35)	$(.22)	$(1.23)

(a)	Gross profit (loss) and net loss for the four quarters of fiscal year 2007 have been restated for the change in the inventory valuation method from LIFO to FIFO.

During the fourth quarter fiscal year 2008 the Company recorded $6.4 million in impairment charges related to its investment in YUFI offset by $0.6 million of restructuring recoveries. In addition, the Company recorded gains from sales of long-lived assets in the amount of $2.1 million and income from discontinued operations of $3.2 million from the pending liquidation of the Company’s former operations in the United Kingdom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Business Segments, Foreign Operations and Concentrations of Credit Risk

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

	Polyester	Nylon	Total
	(Amounts in thousands)

Fiscal year 2008:
Net sales to external customers	$530,567	$182,779	$713,346
Inter-segment net sales	10,159	3,542	13,701
Depreciation and amortization	25,420	12,690	38,110
Restructuring charges	3,818	209	4,027
Write down of long-lived assets	2,780	—	2,780
Segment operating profit (loss)	(10,846)	7,049	(3,797)
Total assets	387,003	92,724	479,727

Fiscal year 2007:
Net sales to external customers	$530,092	$160,216	$690,308
Inter-segment net sales	7,645	1,492	9,137
Depreciation and amortization	27,247	13,642	40,889
Restructuring recoveries	(103)	(54)	(157)
Write down of long-lived assets	6,930	8,601	15,531
Segment operating loss	(11,729)	(10,134)	(21,863)
Total assets	419,390	110,702	530,092

Fiscal year 2006:
Net sales to external customers	$566,266	$172,399	$738,665
Inter-segment net sales	5,525	6,022	11,547
Depreciation and amortization	30,356	14,576	44,932
Restructuring charges (recoveries)	533	(787)	(254)
Write down of long-lived assets	51	2,315	2,366
Segment operating profit (loss)	7,741	(4,947)	2,794
Total assets	361,567	130,317	491,884

For purposes of internal management reporting, segment operating income (loss) represents net sales less cost of sales and allocated selling, general and administrative expenses. Certain indirect manufacturing and selling, general and administrative costs are allocated to the operating segments on activity drivers relevant to the respective costs. This allocation methodology is updated as part of the annual budgeting process. Intersegment sales are recorded at market.

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. Segment operating income (loss) excludes the provision for bad debts of $0.2 million, $7.2 million, and $1.3 million for fiscal years 2008, 2007, and 2006, respectively. For significant capital projects, capitalization is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The net decrease of $32.4 million in the polyester segment total assets between fiscal year end 2007 and 2008 primarily reflects decreases in fixed assets of $19.3 million, inventory of $8.6 million, cash of $4.4 million, deferred taxes of $3.7 million, assets held for sale of $3.7 million, and other assets of $2.2 million offset by an increase in other current assets of $6.6 million and accounts receivable of $2.9 million. The net decrease of $18.0 million in the nylon segment total assets between fiscal year end 2007 and 2008 is primarily a result of a decrease in fixed assets of $13.2 million, assets held for sale of $3.4 million, deferred taxes of $2.6 million, and inventory of $0.8 million offset by an increase in accounts receivable of $2.0 million.

The net increase of $57.8 million in the polyester segment total assets between fiscal year end 2006 and 2007 primarily reflects increases in other assets of $44.3 million, cash of $9.2 million, inventory of $7.1 million, assets held for sale of $2.5 million, other current assets of $1.9 million, accounts receivable of $1.1 million, and deferred taxes of $0.8 million offset by a decrease in fixed assets of $9.1 million. The increase in other assets is primarily made up of $18.4 million of goodwill, $23.9 million in other intangible assets, net relating to the Dillon acquisition and other asset changes of $2.0 million. The reduction in fixed assets is predominately associated with asset impairments and depreciation offset by $13.1 million in asset additions all primarily obtained through the purchase of Dillon. The net decrease of $19.6 million in the nylon segment total assets between fiscal year end 2006 and 2007 is primarily a result of a decrease in fixed assets of $13.2 million and assets held for sale of $10.9 million offset by an increase in accounts receivable of $1.6 million, inventories of $1.7 million, deferred taxes of $0.6 million, cash of $0.4 million and other assets of $0.2 million. The reduction in property and equipment is primarily associated with current year depreciation.

The following tables present reconciliations from segment data to consolidated reporting data:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$38,110	$40,889	$44,932
Depreciation of allocated assets	2,306	2,835	3,737
Amortization of allocated assets	1,158	1,134	1,274

Consolidated depreciation and amortization	$41,574	$44,858	$49,943

Operating loss:
Reportable segments income (loss)	$(3,797)	$(21,863)	$2,794
Provision for bad debts	214	7,174	1,256
Interest expense	26,056	25,518	19,266
Interest income	(2,910)	(3,187)	(6,320)
Other (income) expense, net	(6,427)	(2,576)	(1,466)
Equity in (earnings) losses of unconsolidated affiliates	(1,402)	4,292	(825)
Write down of long-lived assets	—	1,200	—
Write down of investment in equity affiliates	10,998	84,742	—
Loss on early extinguishment of debt	—	—	2,949

Loss from continuing operations before income taxes and extraordinary item	$(30,326)	$(139,026)	$(12,066)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29,	June 24,
	2008	2007
	(Amounts in thousands)

Total assets:
Reportable segments total assets	$479,727	$530,092
Corporate current assets	22,717	23,075
Unallocated corporate fixed assets	11,796	12,507
Other non-current corporate assets	9,342	10,293
Investments in unconsolidated affiliates	70,562	93,170
Intersegment eliminations	(2,613)	(3,184)

Consolidated assets	$591,531	$665,953

Capital expenditures for long-lived assets for fiscal year 2008 totaled $12.8 million of which $11.7 million related to the polyester segment and $0.6 million related to the nylon segment and for fiscal year 2007 totaled $7.8 million of which $6.7 million related to the polyester segment and $0.3 million related to the nylon segment.

The Company’s domestic operations serve customers principally located in the United States as well as international customers located primarily in Canada, Mexico and Israel and various countries in Europe, Central America, South America and South Africa. Export sales from its U.S. operations aggregated $112.2 million in fiscal year 2008, $90.4 million in fiscal year 2007, and $78.9 million in fiscal year 2006. In fiscal year 2008, 2007, and 2006, the Company had net sales of $77.3 million, $71.6 million, and $76.4 million, respectively, to one customer which was approximately 11% of consolidated net sales. Most of the Company’s sales to this customer were related to its nylon segment. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers and dispersion across different end-uses and geographic regions.

The Company’s foreign operations primarily consist of manufacturing operations in Brazil and Colombia. Net sales and total assets of the Company’s continuing foreign and domestic operations are as follows:

	Fiscal Years Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(Amounts in thousands)

Domestic operations:
Net sales	$581,400	$574,857	$633,354
Total assets	467,913	538,128	613,969
Foreign operations:
Net sales	$131,946	$115,451	$105,311
Total assets	123,618	127,825	123,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Condensed Consolidating Financial Statements

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

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries for the notes is presented below.

Balance Sheet Information as of June 29, 2008 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$689	$3,377	$16,182	$—	$20,248
Receivables, net	66	82,040	21,166	—	103,272
Inventories	—	92,581	30,309	—	122,890
Deferred income taxes	—	—	2,357	—	2,357
Assets held for sale	—	4,124	—	—	4,124
Restricted cash	—	—	9,314	—	9,314
Other current assets	26	733	2,934	—	3,693

Total current assets	781	182,855	82,262	—	265,898

Property, plant and equipment	11,273	765,710	78,341	—	855,324
Less accumulated depreciation	(1,616)	(623,262)	(53,147)	—	(678,025)

	9,657	142,448	25,194	—	177,299
Investments in unconsolidated affiliates	—	60,853	9,709	—	70,562
Restricted cash	—	18,246	7,802	—	26,048
Investments in consolidated subsidiaries	417,503	—	—	(417,503)	—
Goodwill and intangible assets, net	—	38,965	—	—	38,965
Other noncurrent assets	74,271	(60,879)	(633)	—	12,759

	$502,212	$382,488	$124,334	$(417,503)	$591,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$172	$39,328	$5,053	$—	$44,553
Accrued expenses	3,371	18,011	4,149	—	25,531
Income taxes payable	—	—	681	—	681
Current maturities of long-term debt and other current liabilities	—	491	9,314	—	9,805

Total current liabilities	3,543	57,830	19,197	—	80,570

Long-term debt and other liabilities	193,000	3,563	7,803	—	204,366
Deferred income taxes	—	—	926	—	926
Shareholders’/ invested equity	305,669	321,095	96,408	(417,503)	305,669

	$502,212	$382,488	$124,334	$(417,503)	$591,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Information as of June 24, 2007 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$17,808	$1,645	$20,578	$—	$40,031
Receivables, net	(1)	75,521	18,469	—	93,989
Inventories	—	108,945	23,337	—	132,282
Deferred income taxes	(3,206)	11,453	1,676	—	9,923
Assets held for sale	—	7,880	—	—	7,880
Restricted cash	—	—	7,075	—	7,075
Other current assets	—	2,924	1,974	—	4,898

Total current assets	14,601	208,368	73,109	—	296,078

Property, plant and equipment	11,847	832,226	69,071	—	913,144
Less accumulated depreciation	(1,841)	(652,430)	(48,918)	—	(703,189)

	10,006	179,796	20,153	—	209,955
Investments in unconsolidated affiliates	—	68,737	24,433	—	93,170
Restricted cash	—	4,036	7,267	—	11,303
Investments in consolidated subsidiaries	418,848	—	—	(418,848)	—
Goodwill and intangible assets, net	—	42,290	—	—	42,290
Other noncurrent assets	78,432	(63,608)	(1,667)	—	13,157

	$521,887	$439,619	$123,295	$(418,848)	$665,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$512	$54,929	$6,179	$—	$61,620
Accrued expenses	3,040	21,844	3,394	—	28,278
Income taxes payable	42	—	205	—	247
Current maturities of long-term debt and other current liabilities	1,273	318	9,607	—	11,198

Total current liabilities	4,867	77,091	19,385	—	101,343

Long-term debt and other liabilities	226,000	2,882	7,267	—	236,149
Deferred income taxes	(13,934)	36,256	1,185	—	23,507
Shareholders’/ invested equity	304,954	323,390	95,458	(418,848)	304,954

	$521,887	$439,619	$123,295	$(418,848)	$665,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 29, 2008 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$581,400	$133,919	$(1,973)	$713,346
Cost of sales	—	546,412	118,232	(1,880)	662,764
Selling, general and administrative expenses	—	40,443	7,597	(468)	47,572
Provision (benefit) for bad debts	—	327	(113)	—	214
Interest expense	25,362	571	123	—	26,056
Interest income	(740)	(160)	(2,010)	—	(2,910)
Other (income) expense, net	(26,398)	19,560	636	(225)	(6,427)
Equity in (earnings) losses of unconsolidated affiliates	—	(9,660)	8,203	55	(1,402)
Equity in subsidiaries	(7,450)	—	—	7,450	—
Write down of long-lived assets	—	6,752	7,026	—	13,778
Restructuring charges, net	—	4,027	—	—	4,027

Income (loss) from continuing operations before income taxes	(5,674)	(26,872)	(5,775)	7,995	(30,326)
Provision (benefit) for income taxes	10,477	(24,577)	3,151	—	(10,949)

Income (loss) from continuing operations	(16,151)	(2,295)	(8,926)	7,995	(19,377)
Income from discontinued operations, net of tax	—	—	3,226	—	3,226

Net income (loss)	$(16,151)	$(2,295)	$(5,700)	$7,995	$(16,151)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 24, 2007 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$574,857	$117,452	$(2,001)	$690,308
Cost of sales	—	548,233	105,748	(2,070)	651,911
Selling, general and administrative expenses	—	38,704	6,234	(52)	44,886
Provision for bad debts	—	6,763	411	—	7,174
Interest expense	24,927	587	4	—	25,518
Interest income	(454)	—	(2,733)	—	(3,187)
Other (income) expense, net	(24,701)	20,081	(75)	2,119	(2,576)
Equity in (earnings) losses of unconsolidated affiliates	—	(3,561)	8,083	(230)	4,292
Equity in subsidiaries	112,723	—	—	(112,723)	—
Restructuring recovery	—	(157)	—	—	(157)
Write down of long-lived assets	—	99,471	2,002	—	101,473

Income (loss) from continuing operations before income taxes	(112,495)	(135,264)	(2,222)	110,955	(139,026)
Provision (benefit) for income taxes	3,297	(27,028)	1,988	(26)	(21,769)

Income (loss) from continuing operations	(115,792)	(108,236)	(4,210)	110,981	(117,257)
Income from discontinued operations, net of tax	—	—	1,465	—	1,465

Net income (loss)	$(115,792)	$(108,236)	$(2,745)	$110,981	$(115,792)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 25, 2006 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$633,354	$108,584	$(3,273)	$738,665
Cost of sales	—	593,977	101,267	(3,019)	692,225
Selling, general and administrative expenses	146	35,654	6,138	(404)	41,534
Provision for bad debts	—	1,004	252	—	1,256
Interest expense	18,558	558	150	—	19,266
Interest income	(1,888)	(129)	(4,303)	—	(6,320)
Other (income) expense, net	(17,413)	14,490	1,457	—	(1,466)
Equity in (earnings) losses of unconsolidated affiliates	—	(5,216)	4,643	(252)	(825)
Equity in subsidiaries	12,969	—	(402)	(12,567)	—
Restructuring charges (recovery)	—	(226)	(28)	—	(254)
Write down of long-lived assets	—	2,315	51	—	2,366
Loss from early extinguishment of debt	2,949	—	—	—	2,949

Income (loss) from continuing operations before income taxes	(15,321)	(9,073)	(641)	12,969	(12,066)
Provision (benefit) for income taxes	(955)	(1,246)	2,502	—	301

Income (loss) from continuing operations	(14,366)	(7,827)	(3,143)	12,969	(12,367)
Income (loss) from discontinued operations, net of tax	—	(2,123)	2,483	—	360

Net income (loss)	$(14,366)	$(9,950)	$(660)	$12,969	$(12,007)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 29, 2008 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating	$5,997	$(147)	$8,287	$(464)	$13,673

Investing activities:
Capital expenditures	—	(7,706)	(5,943)	840	(12,809)
Acquisitions	(1063)	—	—	—	(1,063)
Proceeds from sale of equity affiliate	1,462	7,288	—	—	8,750
Change in restricted cash	—	(14,209)	—	—	(14,209)
Collection of notes receivable	—	250	—	—	250
Proceeds from sale of capital assets	—	18,339	322	(840)	17,821
Investment in Unifi do Brazil	9,494	—	(9,494)	—	—
Return of capital in equity affiliates	—	—	—	—	—
Net proceeds from split dollar insurance surrenders	—	—	—	—	—
Split dollar life insurance premiums	(216)	—	—	—	(216)
Other	1,072	(1,764)	—	607	(85)

Net cash provided by (used in) investing activities	10,749	2,198	(15,115)	607	(1,561)

Financing activities:
Payment of long term debt	(181,273)	—	—	—	(181,273)
Borrowing of long term debt	147,000	—	—	—	147,000
Proceeds from stock option exercises	411	—	—	—	411
Other	(3)	(318)	(823)	—	(1,144)

Net cash provided by (used in) financing activities	(33,865)	(318)	(823)	—	(35,006)

Cash flows of discontinued operations:
Operating cash flow	—	—	(586)	—	(586)

Net cash used in discontinued operations	—	—	(586)	—	(586)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,840	(143)	3,697

Net increase (decrease) in cash and cash equivalents	(17,119)	1,733	(4,397)	—	(19,783)
Cash and cash equivalents at beginning of year	17,808	1,645	20,578	—	40,031

Cash and cash equivalents at end of year	$689	$3,378	$16,181	$—	$20,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 24, 2007 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating	$(697)	$1,652	$8,736	$929	$10,620
Investing activities:
Capital expenditures	(41)	(4,012)	(3,787)	—	(7,840)
Acquisitions	(64,222)	21,057	—	—	(43,165)
Return of capital in equity affiliates	—	3,630	—	—	3,630
Investment of foreign restricted assets	—	(3,019)	3,019	—	—
Restricted cash	—	(4,036)	—	—	(4,036)
Collection of notes receivable	266	1,612	(612)	—	1,266
Proceeds from sale of capital assets	—	4,985	114	—	5,099
Net proceeds from split dollar life insurance surrenders	1,757	—	—	—	1,757
Split dollar life insurance premiums	(217)	—	—	—	(217)
Other	—	—	—	—	—

Net cash provided by (used in) investing activities	(62,457)	20,217	(1,266)	—	(43,506)

Financing activities:
Payment of long term debt	(97,000)	—	—	—	(97,000)
Borrowing of long term debt	133,000	—	—	—	133,000
Debt issue costs	(455)	—	—	—	(455)
Proceeds from stock option exercises	22,000	(22,000)	—	—	—
Cash dividend paid	488	—	(488)	—	—
Other	(63)	384	—	—	321

Net cash provided by (used in) financing activities	57,970	(21,616)	(488)	—	35,866

Cash flows of discontinued operations:
Operating cash flow	—	—	277	—	277

Net cash provided by discontinued operations	—	—	277	—	277

Effect of exchange rate changes on cash and cash equivalents	—	—	2,386	(929)	1,457

Net increase (decrease) in cash and cash equivalents	(5,184)	253	9,645	—	4,714
Cash and cash equivalents at beginning of year	22,992	1,392	10,933	—	35,317

Cash and cash equivalents at end of year	$17,808	$1,645	$20,578	$—	$40,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 25, 2006 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$20,472	$(1,740)	$9,622	$150	$28,504
Investing activities:
Capital expenditures	—	(10,400)	(1,588)	—	(11,988)
Acquisition	—	(634)	(30,000)	—	(30,634)
Investment in foreign restricted assets	—	—	171	—	171
Collection of notes receivable	564	(160)	—	—	404
Proceeds from sale of capital assets	—	10,026	67	—	10,093
Increase in restricted cash	—	—	2,766	—	2,766
Net proceeds from split dollar life insurance surrenders	1,806	—	—	—	1,806
Split dollar life insurance premiums	(217)	—	—	—	(217)
Other	—	32	(74)	—	(42)

Net cash provided by (used in) investing activities	2,153	(1,136)	(28,658)	—	(27,641)

Financing activities:
Payment of long term debt	(248,727)	(24,407)	—	—	(273,134)
Borrowing of long term debt	190,000	—	—	—	190,000
Debt issuance costs	(8,041)	—	—	—	(8,041)
Proceeds from stock option exercises	176	—	—	—	176
Cash dividend paid	31,091	—	(31,091)	—	—
Purchase and retirement of Company stock	—	358	467	—	825
Other	—	(10)	10	—	—

Net cash used in financing activities	(35,501)	(24,059)	(30,614)	—	(90,174)

Cash flows of discontinued operations:
Operating cash flow	—	4,025	(7,367)	—	(3,342)
Investing cash flow	—	(970)	22,998	—	22,028

Net cash provided by discontinued operations	—	3,055	15,631	—	18,686

Effect of exchange rate changes on cash and cash equivalents	—	—	471	(150)	321

Net decrease in cash and cash equivalents	(12,876)	(23,880)	(33,548)	—	(70,304)
Cash and cash equivalents at beginning of year	35,868	25,272	44,481	—	105,621

Cash and cash equivalents at end of year	$22,992	$1,392	$10,933	$—	$35,317

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not changed accountants nor are there any disagreements with its accountants, Ernst & Young LLP, on accounting and financial disclosure that are required to be reported pursuant to Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to the Company’s management, specifically including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2008.

Assessment of Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concludes that the Company’s internal control over financial reporting was effective as of June 29, 2008.

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

Ernst and Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which begins on page 103 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Unifi Inc.

We have audited Unifi, Inc.’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unifi Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Unifi, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 29, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. as of June 29, 2008 and June 24, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 29, 2008 of Unifi, Inc. and our report dated September 5, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Greensboro, North Carolina
September 5, 2008

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

The information required by this item with respect to executive officers is set forth above in Part I. The information required by this item with respect to directors will be set forth in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders to be filed within 120 days after June 29, 2008 (the “Proxy Statement”) under the headings “Election of Directors,” “Nominees for Election as Directors,” and “Section 16(a) Beneficial Ownership Reporting and Compliance” and is incorporated herein by reference.

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

NYSE Certification

The Annual Certification of the Company’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to section 303A.12(a) of the NYSE Listed Company Manual was previously filed at the New York Stock Exchange on November 15, 2007.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements of the Registrant and reports of independent registered public accounting firm are filed as a part of this Report.

Pages

Management’s Report on Internal Control over Financial Reporting	102
Reports of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets at June 29, 2008 and June 24, 2007	60
Consolidated Statements of Operations for the Years Ended June 29, 2008, June 24, 2007, and June 25, 2006	61
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 29, 2008, June 24, 2007, and June 25, 2006	62
Consolidated Statements of Cash Flows for the Years Ended June 29, 2008, June 24, 2007, and June 25, 2006	63
Notes to Consolidated Financial Statements	65
2. Financial Statement Schedules
II — Valuation and Qualifying Accounts	111
Yihua Unifi Fibre Industry Company Limited Financial Statements as of May 31, 2008 and May 31, 2007 and for the fiscal years ended May 31, 2008, May 31, 2007 and for the period from August 4, 2005 (inception) to May 30, 2006	112

Schedules other than those above are omitted because they are not required, are not applicable, or the required information is given in the consolidated financial statements or notes thereto.

With the exception of the information herein expressly incorporated by reference, the Proxy Statement is not deemed filed as a part of this Annual Report on Form 10-K.

3. Exhibits

Exhibit
Number		Description

3	.1(i) (a)	Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference to Exhibit 3a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).
3	.1(i) (b)	Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
3	.1(ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 20, 2007).
4.1		Indenture dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.2		Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.3		Registration Rights Agreement, dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and Lehman Brothers Inc. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.4		Security Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.5		Pledge Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors’ party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.6		Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.7		Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.8		Intercreditor Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto, Bank of America N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.9		Amended and Restated Credit Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.10		Amended and Restated Security Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.11		Pledge Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.12		Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).

Exhibit
Number	Description

4.13	Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.14	Registration Rights Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Company’s Schedule 13D dated January 2, 2007).
10.1	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Manufacturing, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
10.2	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Kinston, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
10.3	*Unifi, Inc.’s 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10f to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996).
10.4	*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996).
10.5	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).
10.6	*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.7	*Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.8	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002 (incorporated by reference to Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Reg. No. 001-10542) filed on September 23, 2002).
10.9	*Employment Agreement between Unifi, Inc. and William M. Lowe, Jr., effective July 25, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.10	*Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective November 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.11	*Change of Control Agreement between Unifi, Inc. and Charles F, McCoy, effective November 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.12	*Change of Control Agreement between Unifi, Inc. and William M. Lowe, Jr., effective November 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005).
10.13	*Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective July 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.14	*Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective July 25, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.15	Equity Joint Venture Contract, dated June 10, 2005, between Sinopec Yizheng Chemical Fibre Company Limited and Unifi Asia Holdings, SRL for the establishment of Yihua Unifi Fibre Industry Company Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 10, 2005).

Exhibit
Number	Description

10.16	Sales and Services Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007).
10.17	Manufacturing Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007).
10.18	Change of Control Agreement between Unifi, Inc. and Ronald L. Smith, effective February 21, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated February 20, 2008).
10.19	Agreement of Sale, executed on March 11, 2008, by and between Unifi Manufacturing, Inc. and 1019 Realty LLC (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated March 11, 2008).
10.20	*Severance Agreement, executed October 4, 2007, by and between the Company and William L. Lowe, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated October 4, 2007).
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges.
14.1	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed as Exhibit (14a) with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference.
14.2	Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed as Exhibit (14b) with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference.
18.1	Letter Regarding Change in Accounting Principles as previously filed on the quarterly report on Form 10-Q for the quarterly period September 23, 2007 (Reg. No. 001-10542) filed on November 2, 2007.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young Hua Ming, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* NOTE:	These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2008.

UNIFI, Inc.

By:	/s/ William L. Jasper
William L. Jasper
President and
Chief Executive Officer

By:	/s/ Ronald L. Smith
Ronald L. Smith
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Stephen Wener Stephen Wener	Chairman of the Board	September 12, 2008

/s/ William L. Jasper. William L. Jasper	President and Chief Executive Office	September 12, 2008

/s/ William J. Armfield, IV William J. Armfield, IV	Director	September 12, 2008

/s/ R. Roger Berrier, Jr. R. Roger Berrier, Jr.	Director	September 12, 2008

/s/ Archibald Cox, Jr. Archibald Cox, Jr.	Director	September 12, 2008

/s/ Kenneth G. Langone Kenneth G. Langone	Director	September 12, 2008

/s/ Chiu Cheng Anthony Loo Chiu Cheng Anthony Loo	Director	September 12, 2008

/s/ George R. Perkins, Jr. George R. Perkins, Jr.	Director	September 12, 2008

/s/ William M. Sams William M. Sams	Director	September 12, 2008

/s/ G. Alfred Webster G. Alfred Webster	Director	September 12, 2008

(27) Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to Other				Balance at
	Beginning	Costs and	Accounts —		Deductions —		End of
Description	of Period	Expenses	Describe		Describe		Period
	(Amounts in thousands)

Allowance for uncollectible accounts(a):
Year ended June 29, 2008	$6,691	$434	$268	(b)	$(3,383	)(c)	$4,010
Year ended June 24, 2007	5,064	6,670	(34	)(b)	(5,009	)(c)	6,691
Year ended June 25, 2006	13,967	1,256	(1,172	)(b)	(8,987	)(c)	5,064
Valuation allowance for deferred tax assets:
Year ended June 29, 2008	$31,786	$(7,874)	$—		$(4,087)		$19,825
Year ended June 24, 2007	9,232	24,948	—		(2,394)		31,786
Year ended June 25, 2006	10,930	1,886	—		(3,584)		9,232

Notes

(a)	The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts.

(b)	The allowance for doubtful accounts includes acquisition related adjustments and/or effects of currency translation from restating activity of its foreign affiliates from their respective local currencies to the U.S. dollar.

(c)	Deductions from the allowance for doubtful accounts represent accounts written off which were deemed not to be collectible and the customer claims paid, net of certain recoveries.

In fiscal year 2006, deductions from the valuation allowance for deferred tax assets include state tax credit write-offs due to the expiration of the credits. In fiscal year 2007, the valuation allowance increased $22.6 million as a result of investment and real property impairment charges that could result in non-deductible capital losses. For fiscal year 2008, the valuation allowance decreased approximately $12.0 million primarily as a result of net operating loss carryforward utilization and the expiration of state income tax credit carryforwards.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED
(a limited liability company under the Laws of the People’s Republic of China)

Financial Statements

For the Period From June 1, 2007 to May 31, 2008, the Period From May 31, 2006 to May 31, 2007 and the Period From August 4, 2005 (inception) to May 30, 2006

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Financial Statements
For the Period From June 1, 2007 to May 31, 2008, the Period From
May 31, 2006 to May 31, 2007 and the Period From
August 4, 2005 (inception) to May 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Unifi, Inc.

We have audited the accompanying balance sheets of Yihua Unifi Fibre Industry Company Limited (the “Company”) as of May 31, 2008 and 2007, and the statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the period from June 1, 2007 to May 31, 2008, May 31, 2006 to May 31, 2007 and the period from August 4, 2005 (inception) to May 30, 2006, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yihua Unifi Fibre Industry Company Limited as at May 31, 2008 and May 31, 2007, and the results of its operations and its cash flows for the period from June 1, 2007 to May 31, 2008, May 31, 2006 to May 31, 2007 and the period from August 4, 2005 (inception) to May 30, 2006, respectively, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young Hua Ming

Ernst & Young Hua Ming, Shanghai Branch
Shanghai, The People’s Republic of China
September 5, 2008

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Balance Sheets

	As of May 31, 2008	As of May 31, 2007
	(In thousands, USD)

ASSETS
Current assets:
Cash and cash equivalents	$3,360	$963
Restricted cash	7,125	1,699
Accounts receivable	1,267	227
Related party accounts receivable	125	628
Notes receivable	1,851	1,861
Inventories	16,212	10,676
Related-party prepaid technology fee	—	946
Other current assets	738	411

Total current assets	30,678	17,411

Property, plant and equipment, net
Buildings and improvements	21,602	19,484
Machinery and equipment	54,050	46,042
Other	388	2,735

	76,040	68,261
Less accumulated depreciation	(16,803)	(9,496)

	59,237	58,765
Intangible asset, net	315	418

Total assets	$90,230	$76,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,060	$629
Related party accounts payable	42,127	21,465
Accrued expenses	1,368	1,345
Bank loan	8,718	7,842
Other current liabilities	4,251	2,838

Total current liabilities	57,524	34,119

Registered capital	60,000	60,000
Additional paid-in capital	3,023	1,480
Accumulated losses	(36,565)	(21,643)
Accumulated other comprehensive income	6,248	2,638

Shareholders’ equity	32,706	42,475

Total liabilities and shareholders’ equity	$90,230	$76,594

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Statements of Operations

	Period from	Period from	Period from August 4,
	June 1, 2007 to	May 31, 2006 to	2005 (Inception)
	May 31, 2008	May 31, 2007	to May 30, 2006
	(In thousands, USD)

Net sales
Related-party net sales	$21,148	$21,124	$21,116
Other	118,977	102,788	80,692

	140,125	123,912	101,808
Cost of sales
Related-party purchases	(128,132)	(110,874)	(93,755)
Other	(19,538)	(20,526)	(12,184)

	(147,670)	(131,400)	(105,939)

Related-party technology license fee	(3,052)	(2,178)	(1,250)
Selling, general and administrative expenses	(3,421)	(3,068)	(2,305)
Other income (expense), net	(174)	12	(96)

Loss from operations	(14,192)	(12,722)	(7,782)
Interest expense	(910)	(861)	(316)
Interest income	180	13	25

Net loss	$(14,922)	$(13,570)	$(8,073)

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Statements of Changes In Shareholders’ Equity and Comprehensive Income (Loss)

				Accumulated
		Additional		Other	Total
	Registered	Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Capital	Capital	Losses	Income (Loss)	Equity	Income (Loss)
			(In thousands, USD)

Balance, August 4, 2005	$—	$—	$—	$—	$—
Capital contributions	30,000	—	—	—	30,000
Capital contributions (non-cash)	—	389	—	—	389
Net loss	—	—	(8,073)	—	(8,073)	$(8,073)
Currency translation adjustment	—	—	—	379	379	379

Balance, May 30, 2006	30,000	389	(8,073)	379	22,695	$(7,694)

Capital contributions	30,000	—	—	—	30,000
Capital contributions (non-cash)	—	1,091	—	—	1,091
Net loss	—	—	(13,570)	—	(13,570)	$(13,570)
Currency translation adjustment	—	—	—	2,259	2,259	2,259

Balance, May 31, 2007	60,000	1,480	(21,643)	2,638	42,475	$(11,311)

Capital contributions (non-cash)	—	1,543	—	—	1,543
Net loss	—	—	(14,922)	—	(14,922)	$(14,922)
Currency translation adjustment	—	—	—	3,610	3,610	3,610

Balance, May 31, 2008	$60,000	$3,023	$(36,565)	$6,248	$32,706	$(11,312)

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

Statements of Cash Flows

	Period from	Period from	Period from August 4,
	June 1, 2007 to	May 31, 2006 to	2005 (Inception)
	May 31, 2008	May 31, 2007	to May 30, 2006
		(In thousands, USD)

Operating activities:
Net loss	$(14,922)	$(13,570)	$(8,073)
Depreciation	6,032	5,147	4,018
Amortization	138	129	105
Inventory provision	277	155	—
Bad debts written off	—	50	—
Senior management costs paid by shareholders	1,543	1,091	389
Other	—	—	7
Changes in assets and liabilities:
Restricted cash	(4,995)	(1,660)	—
Accounts receivable	(964)	109	(323)
Related — party accounts receivable	1,530	12	(810)
Notes receivable	190	(404)	(1,380)
Inventories	(4,512)	(1,199)	(9,155)
Other current assets	(272)	416	(1,548)
Related-party accounts payable	17,578	10,069	10,915
Accounts payable and accrued expenses	242	(1,811)	2,366
Other current liabilities	1,069	2,446	1,600

Net cash provided by (used in) operating activities	2,934	980	(1,889)

Investing activities:
Purchase of property, plant and equipment	(825)	(2,464)	(32,986)

Net cash used in investing activities	(825)	(2,464)	(32,986)

Financing activities:
Issuance of equity interest	—	—	15,000
Payments under line of credit	(56,724)	(79,685)	(55,431)
Borrowings under line of credit	56,802	80,962	61,659
Related-party borrowings	—	—	15,000

Net cash provided by financing activities	78	1,277	36,228

Effect of exchange rate changes on cash	210	(138)	(45)

Net increase (decrease) in cash and cash equivalents	2,397	(345)	1,308
Cash and cash equivalents at beginning of period	963	1,308	—

Cash and cash equivalents at end of period	$3,360	$963	$1,308

Supplemental cash flow disclosures:
Interest paid	$910	$861	$316
Income tax paid	—	—	—

The accompanying notes are an integral part of the financial statements.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS
Period from June 1, 2007 to May 31, 2008, the period from
May 31, 2006 to May 31, 2007 and the period
from August 4, 2005 (inception) to May 30, 2006 (in USD)

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

On July 31, 2008, Unifi, Inc., a related entity of Unifi Asia, announced a proposed agreement to sell Unifi Asia’s 50% ownership interest in the Company to its partner, YCFC for $10.0 million, pending final negotiation and execution of definitive agreements and Chinese regulatory approvals. While there can be no assurances of completion, the transaction is expected to close in the fourth quarter of calendar year 2008.

2.	Summary of Significant Accounting Policies

Basis of Presentation:  The financial statements have been prepared in accordance with U.S generally accepted accounting principles and are presented in U.S. Dollars. The Company’s functional currency is the Chinese Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the RMB are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the period into RMB. Non-monetary assets and liabilities denominated in foreign currencies are translated into RMB at the foreign exchange rates at the date of measurement. Foreign exchange gains or losses are recorded in the “Other (income) expense, net” line item in the Statements of Operations. On translation to U.S. dollars for presentation purposes, gains and losses resulting from translation are accumulated in a separate component of shareholders’ equity.

The Company is a joint venture between YCFC and Unifi Asia and the Company’s operations are dependent on the continued financial support of YCFC and Unifi Asia. YCFC has committed to provide sufficient working capital, either by advancing funds itself or postponing the due dates of debt due to it from the Company, to allow the Company to operate for, at a minimum, one year. The parent company of Unifi Asia noted that during this one year period it was the intention to provide such support to the Company as is deemed necessary and appropriate under the applicable circumstances and determined to be legally required under the terms of the various agreements related to the establishment of the Company. Any such support the Company needs from Unifi Asia may be limited by the Unifi, Inc. debt instruments and corporate governance procedures, among other things.

Year End:  The Company’s fiscal year end is May 31. In fiscal year 2007 the Company elected to change the fiscal year end from May 30 to May 31.

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

Revenue Recognition:  Revenues from sales are recognized when the significant risks and rewards of ownership are transferred to the customer. Revenue excludes value added taxes or other sales taxes and is arrived at after deduction of trade discounts and sales returns. The Company estimates and records provisions for sales returns and allowances in the period the sale is recorded based on its experience. Freight paid by customers is included in net sales in the Statements of Operations and the Company records the shipping cost incurred as cost of revenue.

Sales Rebate Program:  The Company has entered into sales incentive agreements with certain distributors and customers. Rebates are granted upon achieving specified sales targets (on a monthly or annual basis) by the end of the calendar year. The rebates are paid out in the first quarter of the succeeding year. Sales rebates are accrued monthly and included in net sales.

Cash and Cash Equivalents:  Cash equivalents are defined as highly-liquid investments with original maturities of three months or less. As of May 31, 2008, cash and cash equivalents consisted of RMB23.3 million ($3.4 million) (May 31, 2007: RMB7.4 million) which are subject to local foreign exchange controls.

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

The Company’s operations serve customers and distributors principally located in China as well as international customers located primarily in Hong Kong, Thailand, Pakistan, Japan and the United Kingdom. During the period ended May 31, 2008, export sales aggregated to $6.0 million (May 31, 2007: $1.2 million; May 30, 2006: $1.1 million). Approximately 18% (May 31, 2007: 17%; May 30, 2006: 21%) of the Company’s revenue was generated from a related party. As of May 31, 2008, the net receivable from related parties was $0.1 million (May 31, 2007: $0.6 million) (See Note 8 for further discussion).

Inventories:  The Company values its inventories at the lower of cost or market value using the moving weighted average method. In addition to the purchase cost of raw materials, work in progress and finished goods include direct labor costs and allocated manufacturing related costs. The Company periodically performs assessments to determine the existence of obsolete or slow-moving inventories and records any necessary provisions to reduce those inventories to net realizable value. The total inventory reserve at May 31, 2008 was $0.7 million (May 31, 2007: $0.3 million). The following table reflects the composition of the Company’s inventories as of the balance sheet dates (Amounts in thousands, USD):

	As of May 31, 2008	As of May 31, 2007

Raw materials and supplies	$4,407	$3,013
Work in process	625	919
Finished goods	11,844	7,083

Gross inventories	16,876	11,015
Inventory provision	(664)	(339)

	$16,212	$10,676

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Other Current Assets:  Other current assets consist of the following (Amounts in thousands, USD):

	As of May 31, 2008	As of May 31, 2007

Raw materials and supplies	$243	$198
Value added tax receivable	—	—
Other receivables	473	200
Prepaid expenses	22	13

	$738	$411

On August 3, 2005, the Company entered into a Technology License and Support Contract (the “Technology Agreement”) with Unifi Manufacturing, Inc. (“UMI”) which is a related entity of Unifi Asia. The Technology Agreement calls for Unifi Manufacturing, Inc. to provide qualified technical personnel to render technical support for the manufacture and sale of certain products. The agreement provides for up to a maximum of 60 man days per year during each of the first four years of operation of the Company. The Company, as the licensee, has agreed to pay UMI for the transfer of this technical knowledge. The total fees payable over the four year term are $6.0 million and are expensed on a straight-line basis over forty-eight months. In accordance with the agreement, UMI would provide additional billings to the Company should services rendered exceed 60 man days per year. The license fee paid during the period ended May 31, 2008 was $1.4 million (May 31, 2007: $1.2 million; May 30, 2006: $2.0 million). In connection with the proposed agreement to sell Unifi Asia’s interest in the Company to YCFC, the Parties have agreed to terminate the Technology Agreement and eliminate the fourth and final year Technology Agreement fee of $1.0 million, contingent on the closing of the sale of Unifi Asia’s interest to YCFC. As a result of the expected early termination of the agreement and additional billings provided by UMI, a total of $3.0 million was expensed during the period which includes $1.8 million accrued and unpaid at May 31, 2008 (May 31, 2007: $0.2 million). See Note 8 for further discussion.

Property, Plant and Equipment:  On August 3, 2005, YCFC, through the Contribution Agreement executed between YCFC, Unifi Asia and the Company, contributed fixed assets of $15.0 million for a 50% equity interest in the Company. Pursuant to the same agreement, the Company purchased fixed assets for $45.5 million from YCFC. The purchase price of the fixed assets acquired by the Company was based upon their fair market value, as determined by an independent valuation firm in its certified appraisal report. All subsequent additions to property, plant and equipment are recorded at cost. Repair and maintenance costs, which do not extend the life of the applicable assets, are expensed as incurred. The Company elected the straight-line method of depreciation for all fixed asset categories. Buildings and improvements are depreciated using no residual value, machinery, equipment and other fixed assets have a residual value of three percent of the acquisition cost. Depreciation expense for the period ended May 31, 2008 was $6.0 million (May 31, 2007: $5.2 million; May 30, 2006: $4.0 million). The following table summarizes the estimated useful lives by asset category:

Estimated Useful Lives

Buildings and improvements	8 - 40 years
Machinery and equipment	5 - 14 years
Other	4 - 10 years

Customer-related Intangible:  The Company accounts for other intangibles under the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with the JV Contract and the related Contribution Agreement, the Company acquired a customer list from YCFC which was valued at $0.7 million. The customer-related intangible was subject to straight-line amortization over the useful life of the asset, which was estimated to be five years. Accumulated amortization as of May 31, 2008 was $0.4 million (May 31, 2007 $0.2 million). The estimated annual aggregate amortization expense is $138 thousand for fiscal years ending May 2009 and May 2010 and $23 thousand in the fiscal year ending May 2011. The

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Company reviews intangible assets for impairment annually, unless specific circumstances indicate that an earlier review is necessary.

Impairment of Long-lived Assets:  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows from use in operation and subsequent disposal over the remaining life of the asset in measuring whether the asset is recoverable. During the period ended May 31, 2008, the Company tested its property, plant and equipment and intangible asset balances for impairment and no adjustments were recorded as a result of those reviews.

Income Taxes:  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets when it is more-likely-than-not that some portion, or all, of the deferred tax assets may not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period the tax rate is enacted. On June 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. See “Footnote 3- Income Taxes” for further discussion.

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

Recent Accounting Pronouncements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On December 14, 2007, the FASB issued proposed Staff Position (’FSP”) FAS 157-b which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The Company is in the process of determining the financial impact of the partial adoption of SFAS No. 157 on its results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations-Revised”. This new standard replaces SFAS No. 141 “Business Combinations”. SFAS No. 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS No. 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No. 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” requiring enhancements to the SFAS No. 133 disclosure requirements for derivative and hedging activities. The objective of the enhanced disclosure requirement is to provide the user of financial statements with a clearer understanding of how the entity uses derivative instruments; how derivatives are accounted for; and how derivatives affect an entity’s financial position, cash flows and performance. The statement applies to all derivative and hedging instruments. SFAS No. 161 is effective for all fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating its current disclosures of derivative and hedging instruments and the impact SFAS No. 161 will have on its future disclosures.

3.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” The pronouncement creates a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a minimum recognition and measurement threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is subject to the provisions of FIN 48 beginning June 2007. FIN 48 prescribes a recognition threshold and a measurement attribute

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Income Taxes (continued)

for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement. The Company’s adoption of FIN 48 did not result in any adjustment to the opening balance of the Company’s retained earnings as of June 1, 2007 nor did it have any impact on the Company’s financial statements for the year ended May 31, 2008.

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest in interest expense and penalties in other expense. No such amounts have been incurred or accrued through May 31, 2008 by the Company.

Based on current PRC tax regulations, the PRC tax authorities have the rights to examine the Company’s tax filings for 3 to 10 years, depending on the amount or nature of the Company’s tax positions. The PRC tax authorities, by tax regulation, may examine the Company’s tax filings for an indefinite period if the Company is deemed to have committed tax evasion, fraud or irregularities concerning tax. The latest tax filing made by the Company is for the PRC tax year ended December 31, 2007.

Prior to January 1, 2008, the Company is subject to Enterprise Income Tax (“EIT”) at a statutory rate of 33% (30% state income tax and 3% local income tax) pursuant to the applicable PRC Enterprise Income Tax Law. As the Company is a manufacturing foreign investment enterprise (“FIE”), it is entitled to a preferential tax rate of 27% (24% state income tax and 3% local income tax). In addition, the Company is eligible for a five-year tax holiday (two-year income tax exemption followed by three-year 50% income tax exemption) commencing with its first tax profitable year, which represents the first year during which the Company reports net taxable profits after available tax loss carryforwards have been utilized.

In March 2007, a new PRC Enterprise Income Tax Law (“New PRC Income Tax Law”) was approved and became effective on January 1, 2008. The New PRC Income Tax Law generally unifies the income tax rate for all enterprises in the PRC at 25%. In addition, if an existing FIE is eligible for the five-year tax holiday but the tax holiday has not commenced due to cumulative tax losses, the tax holiday will be deemed to commence as of January 1, 2008. Thus, the New PRC Income Tax Law accelerates the commencement of the Company’s tax holiday to PRC tax year 2008 and terminates the tax holiday in PRC tax year 2013.

There was no income tax benefit recorded for the fiscal period. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	Period from	Period from	Period from August 4,
	June 1, 2007 to	May 31, 2006 to	2005 (Inception)
	May 31, 2008	May 31, 2007	to May 30, 2006

Statutory tax rate	25.0%	33.0%	33.0%
Impact of preferential tax rate	—	(6.0)	(6.0)
Impact of tax holiday rate	(25.0)	(27.0)	(27.0)
Deferred tax impact of tax law change	8.0	—	—
Impact of current and deferred tax rate differences	(23.0)	(14.0)	(4.8)
Change in valuation allowance	15.0	14.0	4.8

Effective tax rate	—	—	—

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Income Taxes (continued)

The deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and their basis for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of the balance sheet dates are as follows (Amounts in thousands, USD):

	As of May 31, 2008	As of May 31, 2007

Deferred tax assets:
Current:
Inventory provision	$—	$42
Valuation allowance	—	(42)

Net current deferred tax assets	—	—
Non-Current:
Property, plant and equipment	$1,003	$243
License fees	994	505
Customer list	26	17
Net operating loss	3,851	1,442
Valuation allowance	(5,874)	(2,207)

Net non-current deferred tax assets	—	—
Total deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of May 31, 2008 and May 31, 2007 the Company provided a full valuation allowance against its total gross deferred tax assets. As of May 31, 2008, the Company had available for income tax purposes approximately $25.5 million net operating loss carryforwards that may be used to offset future taxable income. Under PRC Enterprise Income Tax law, net operating loss carryforwards may be carried forward five years. The Company’s net operating loss carry forwards will begin expiring in 2010, unless utilized.

4.	Employee Retirement Plan

The Company elected to participate in a defined contribution retirement plan for the benefit of its employees. The retirement plan is administered by a local government organization. The Company makes contributions to the plan based on employee compensation. Contributions made by the Company under the plan were $1.7 million (May 31, 2007: $1.1 million; May 30, 2006: $1.0 million) for the period ended May 31, 2008.

5.	Bank Debt

As of May 31, 2008, the Company maintains unsecured lines of credit up to $26.0 million (May 31, 2007: $26 million) with various financial institutions. As of May 31, 2008, the total amount of outstanding loans was $8.7 million (May 31, 2007: $7.8 million), with maturity dates ranging from June 6, 2008 to December 6, 2008 and bearing interest rates of 6.02% to 7.47% per annum (May 31, 2007 5.30% to 5.58%) There are no covenant calculations or other financial reporting requirements associated with these debts. The loans availability is reviewed and renewed on an annual basis.

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. The book values of these financial instruments (except for debt) are considered to be representative of their respective fair values. None of the Company’s debt instruments that are outstanding at May 31, 2008, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Notes 5 and 8 for the terms and carrying values of the Company’s various debt instruments.

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

The Company entered into a foreign currency forward contract for the purchase of raw material on April 15, 2008. The maturity date for this contract is October 16, 2008. The dollar equivalent of the forward currency contract and its related fair value is detailed below: (Amounts in thousands, USD)

May 31, 2008

Foreign currency purchase contracts:
Notional amount	$764.0
Fair value	763.5

Net (gain) loss	$0.5

7.	Severance and Restructuring Charges

On October 9, 2006, the Company committed to a plan to terminate approximately 130 production employees. In December 2006, 127 employees who are eligible for this plan have applied and entered into a severance agreement with the Company. As included in the severance agreement from January 1, 2007, these employees are being paid monthly living allowances until the earlier of the expiration date of the severance agreement or the employment contract. The allowance paid is deemed to be the severance payments to compensate for past services rendered to YCFC and YUFI. In accordance with the JV Contract, YCFC is responsible for the severance payment associated with the employment period with YCFC and YCFC has agreed to reimburse the Company for the entire severance cost. As of May 31, 2008, 121 employees were under the plan. For the year ended May 31, 2008, the Company recorded a severance liability of $237 thousand (May 31, 2007: $287 thousand), $564 thousand (May 31, 2007: $156 thousand) was recorded as personnel expenses in cost of sales, $237 thousand (May 31, 2007: $178 thousand) as a receivable from YCFC, and $564 thousand (May 31, 2007: $47 thousand) as a capital contribution from YCFC.

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

term of the contract is forty years and may be extended if mutually agreed by both parties. The Utilities Contract calls for YCFC to provide the Company with all of its utility requirements. Both parties are to jointly review the pricing on an annual basis. The Land Lease Contract has an initial lease term of twenty years and is renewable for an additional twenty years. The lease payment is approximately $68.0 thousand and due semi-annually. The RMS Contract calls for YCFC to supply to the Company and for the Company to purchase from YCFC all raw materials. If YCFC is unable to fulfill the Company’s raw material requirements, the Company has the right to obtain additional quantities of such raw material as necessary from any other source within or outside China. The initial term of the contract is for forty years.

As explained in Note 2, UMI, an affiliate of Unifi Asia, entered into the Technology Agreement with the Company which calls for payments over a four year period totaling $6.0 million. The Technology Agreement calls for UMI to provide the services of approximately six qualified technical employees to provide technical support relating to the manufacture and sale of certain value-added products and to support the operation and production of the manufacturing facility. This agreement also grants the Company an exclusive and non-transferable license to use the licensed technology for the manufacture and sale of the Company’s products. In connection with the proposed agreement to sell Unifi Asia’s interest in the Company to YCFC, the Parties have agreed to terminate the Technology Agreement and eliminate the fourth and final year Technology Agreement fee of $1.0 million, contingent on the closing of the sale of Unifi Asia’s interest to YCFC.

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

(c) The amount of the Company’s related party transactions during the period and its balances with related parties as of the balance sheet dates are summarized as follows:

(i) The material related party transactions of the Company are summarized as follows (Amounts in thousands, USD):

	Period from	Period from	Period from August 4,
	June 1, 2007 to	May 31, 2006 to	2005 (Inception)
	May 31, 2008	May 31, 2007	to May 30, 2006

YCFC
Purchases of raw materials	$125,952	$118,432	$94,796
Purchase of property, plant and equipment	—	—	45,785
Utilities	11,482	10,318	8,114
Comprehensive services fees expenses	90	268	341
Land lease expenses	145	135	110

	$137,669	$129,153	$149,146

Sales of goods	$—	$4	$386

Unifi Asia
Cash loan to the Company	$—	$—	$15,000

Unifi Manufacturing, Inc.
Technology license and support contract fees expenses	$3,052	$2,178	$1,250
Purchases of goods	3,961	192	34

	$7,013	$2,370	$1,284

Shaoxing
Sales of goods	$21,148	$21,124	$20,730

Purchases of goods	$—	$—	$1,500

(ii) The balances of related party receivables and payables are summarized as follows (Amounts in thousands, USD):

	As of May 31, 2008	As of May 31, 2007

YCFC
Related-party accounts payable	$38,439	$21,093
Related-party accounts receivable	(125)	(216)

	$38,314	$20,877

Unifi Manufacturing, Inc.
Related party accounts payable	$3,688	$372
Advance to related-party	—	(946)

	$3,688	$(574)

Shaoxing
Related-party accounts receivable	$—	$(412)

YIHUA UNIFI FIBRE INDUSTRY COMPANY LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Shareholders’ Equity

YCFC and Unifi Asia are not permitted to sell, give, assign or transfer or otherwise dispose of their equity interest in the Company without written consent by the other shareholder. However, in accordance with the JV Contract and under certain circumstances, YCFC granted Unifi Asia an irrevocable option to sell all of its equity interest in the Company directly to YCFC or YCFC shall cause another party to acquire Unifi Asia’s entire equity interest.

Both shareholders directed certain of their respective employees to work for the Company for a substantial period of time with the intention of maintaining or enhancing the value of their investment in the Company. The associated costs and expenses of these employees were included as an expense in the Statements of Operations of the Company and recorded as a capital contribution.

In December 2006, 127 employees entered into a severance agreement with the Company. As included in the severance agreement from January 1, 2007, these employees are being paid with monthly living allowances until the earlier of the expiration date of the severance agreement or the employment contract. The allowance paid is deemed to be the severance payments to compensate for past services rendered to YCFC and the Company. YCFC has agreed to reimburse the Company for the entire severance cost. The severance costs associated with past services rendered to the Company were included as an expense in the Statements of Operations of the Company and recorded as a capital contribution. As of May 31, 2008, 121 employees were under the severance agreement.

10.	Commitments and Contingencies

The Company is obligated under the Land Lease Contract with YCFC to lease for a minimum of twenty years the land on which the Company’s plant is located. After the initial term, the lease may be renewed for an additional twenty years. Future obligations for minimum rentals under the initial lease term during fiscal years ending after May 31, 2008 are $144 thousand for each year. Rental expense was $152 thousand for the fiscal year ended May 31, 2008 (May 31, 2007: $138 thousand; May 30, 2006: $110 thousand). The aggregate lease obligation is $2.5 million over the initial term of twenty years. As of May 31, 2008 the Company had commitments of $59 thousand, related to acquisition of machinery. The commitment for acquisition of machinery is expected to be settled within the next twelve months.

As of May 31, 2008, the Company is not aware any pending claims, lawsuits or proceedings that will materially affect the financial position of the Company other than the two pending legal claims discussed below. Neither of these claims is expected to materially affect the financial position of the Company.

In December 2007, YUFI terminated 227 of its short-term employees by entering into termination contracts with these employees in order to transfer their employment relationships to an external labor agency. Of these 227 employees, 203 entered into employment contracts with the external labor agency, while 24 did not enter into such employment contracts. In January 2008, 64 of the 203 employees who entered into employment contracts with an external labor agency initiated claims against the Company demanding indefinite employment contracts with the Company. These claims are currently outstanding. The remaining 24 employees, that did not enter into separate employment contracts with the external labor agency, likewise initiated claims against the Company requesting indefinite employment contracts with the Company, but subsequently withdrew their claims on or about August 17, 2008. The Company has or will deny the validity of the outstanding claims and intends to vigorously defend itself against these claims. The Company does not believe it has any responsibility or liability for these claims; however, as in any litigation, the outcomes of these claims are uncertain at this time and the Company is not making any assurances as to the outcome thereof or the level of damages for which it may be liable or the impact of such liability on the Company, which impact could be material.