Form 10-Q
period 2008-09-28
UNIFI INC
filed 2008-11-07
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 3, 2008 was 62,057,300.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended September 28, 2008

Part.1 Financial Information
Item.1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 28,	June 29,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,396	$20,248
Receivables, net	95,247	103,272
Inventories	127,994	122,890
Deferred income taxes	1,962	2,357
Assets held for sale	3,808	4,124
Restricted cash	7,308	9,314
Other current assets	4,290	3,693

Total current assets	261,005	265,898

Property, plant and equipment	843,616	855,324
Less accumulated depreciation	(675,771)	(678,025)

	167,845	177,299

Investments in unconsolidated affiliates	71,950	70,562
Restricted cash	19,989	26,048
Goodwill	18,579	18,579
Intangible assets, net	19,607	20,386
Other noncurrent assets	11,698	12,759

Total assets	$570,673	$591,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,897	$44,553
Accrued expenses	26,061	25,531
Income taxes payable	832	681
Current maturities of long-term debt and other current liabilities	7,729	9,805

Total current liabilities	78,519	80,570

Long-term debt and other liabilities	198,518	204,366
Deferred income taxes	657	926
Commitments and contingencies
Shareholders’ equity:
Common stock	6,196	6,069
Capital in excess of par value	28,838	25,131
Retained earnings	253,818	254,494
Accumulated other comprehensive income	4,127	19,975

	292,979	305,669

Total liabilities and shareholders’ equity	$570,673	$591,531

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended
	September 28,	September 23,
	2008	2007
Net sales	$169,009	$170,536
Cost of sales	155,584	159,543
Selling, general & administrative expenses	10,545	14,454
Provision for bad debts	558	254
Interest expense	5,965	6,712
Interest income	(913)	(826)
Other (income) expense, net	(561)	(1,006)
Equity in earnings of unconsolidated affiliates	(3,482)	(178)
Write down of long-lived assets	—	533
Write down of investment in unconsolidated affiliate	—	4,505
Restructuring charges	—	2,632

Income (loss) from continuing operations before income taxes	1,313	(16,087)
Provision (benefit) for income taxes	1,885	(6,931)

Loss from continuing operations	(572)	(9,156)
Loss from discontinued operations, net of tax	(104)	(32)

Net loss	$(676)	$(9,188)

Loss per common share (basic and diluted):
Net loss — continuing operations	$(.01)	$(.15)
Net loss — discontinued operations	—	—

Net loss — basic and diluted	$(.01)	$(.15)

Weighted average outstanding shares of common stock (basic and diluted)	61,134	60,537

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Quarters Ended
	September 28,	September 23,
	2008	2007
Cash and cash equivalents at beginning of year	$20,248	$40,031
Operating activities:
Net loss	(676)	(9,188)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations	104	32
Earnings of unconsolidated equity affiliates, net of distributions	(1,417)	282
Depreciation	8,980	9,599
Amortization	1,069	1,162
Stock-based compensation expense	282	107
Deferred compensation expense, net	(81)	30
Net gain on asset sales	(316)	(142)
Non-cash write down of long-lived assets	—	533
Non-cash write down of investment in unconsolidated affiliate	—	4,505
Non-cash portion of restructuring charges	—	2,632
Deferred income tax benefit	(115)	(7,524)
Provision for bad debts	558	254
Other	296	(473)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(6,082)	(3,016)

Net cash provided by (used in) continuing operating activities	2,602	(1,207)

Investing activities:
Capital expenditures	(3,569)	(1,064)
Change in restricted cash	5,183	(915)
Proceeds from sale of capital assets	101	2,216
Return of capital from equity affiliate	—	234
Other	(94)	264

Net cash provided by investing activities	1,621	735

Financing activities:
Borrowings of long-term debt	4,600	157
Payments of long-term debt	(9,080)	(6,705)
Proceeds from stock exercises	3,551	—
Other	37	33

Net cash used in financing activities	(892)	(6,515)

Cash flows of discontinued operations:
Operating cash flow	(114)	(78)

Net cash used in discontinued operations	(114)	(78)

Effect of exchange rate changes on cash and cash equivalents	(3,069)	893

Net increase (decrease) in cash and cash equivalents	148	(6,172)

Cash and cash equivalents at end of period	$20,396	$33,859

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet of Unifi, Inc. (the “Company”) at June 29, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 29, 2008, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 28, 2008, and the results of operations and cash flows for the periods ended September 28, 2008 and September 23, 2007. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 29, 2008. Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 65 to 71 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

2.	Inventories

Inventories are comprised of the following (amounts in thousands):

	September 28,	June 29,
	2008	2008
Raw materials and supplies	$50,873	$51,407
Work in process	6,974	7,021
Finished goods	70,147	64,462

	$127,994	$122,890

3.	Accrued Expenses

Accrued expenses are comprised of the following (amounts in thousands):

	September 28,	June 29,
	2008	2008
Payroll and fringe benefits	$7,237	$11,101
Severance	1,749	1,935
Interest	8,313	2,813
Utilities	2,438	3,114
Closure reserve	1,105	1,414
Retiree benefits	1,715	1,733
Property taxes	1,623	1,132
Other	1,881	2,289

	$26,061	$25,531

4.	Other (Income) Expense, Net

The following table summarizes the Company’s other (income) expense, net (amounts in thousands):

	For the Quarters Ended
	September 28,	September 23,
	2008	2007
Gain on sale of fixed assets	$(316)	$(142)
Gain from sale of nitrogen credits	—	(807)
Technology fee from China joint venture	—	(438)
Currency (gains) losses	(304)	326
Other, net	59	55

Other (income) expense, net	$(561)	$(1,006)

5.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement provides entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. On June 30, 2008, the Company determined it would not elect to record any eligible balance sheet accounts at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 and the adoption of this standard did not have a material effect on its consolidated financial statements.

6.	Comprehensive Income (Loss)

Comprehensive loss amounted to $16.5 million for the first quarter of fiscal year 2009 compared to comprehensive loss of $5.7 million for the first quarter of fiscal year 2008. Comprehensive loss is comprised of $0.7 million of net loss and $15.8 million of negative cumulative translation adjustments for the first quarter of fiscal year 2009. Comparatively, comprehensive loss for the corresponding period in the prior year was comprised of $9.2 million of net losses and $3.5 million of positive cumulative translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

7.	Investments in Unconsolidated Affiliates

The following table represents the Company’s investments in unconsolidated affiliates:

Affiliate Name	Date Acquired	Location	Percent Ownership

Yihua Unifi Fibre Company Limited	August 2005	Yizheng, Jiangsu Province, People’s Republic of China	50%

Parkdale America, LLC	June 1997	North and South Carolina	34%

Unifi-SANS Technical Fibers, LLC	September 2000 (1)	Stoneville, North Carolina	50%

U.N.F. Industries, LLC	September 2000	Migdal Ha — Emek, Israel	50%
(1) sold in the second quarter of fiscal year 2008
Condensed income statement information for the quarters ended September 28, 2008 and September 23, 2007, of the combined unconsolidated equity affiliates, Yihua Unifi Fibre Company Limited (“YUFI”), UNIFI-SANS Technical Fibers, LLC (“USTF”), Parkdale America, LLC (“PAL”), and U.N.F. Industries Ltd (“UNF”) are as follows (amounts in thousands):

	For the Quarter Ended September 28, 2008
	YUFI	PAL	UNF	Total
Net sales	$39,881	$122,083	$5,892	$167,856
Gross profit (loss)	(2,048)	6,246	(789)	3,409
Depreciation and amortization	1,395	4,457	474	6,326
Income (loss) from operations	(4,156)	3,478	(1,270)	(1,948)
Net income (loss)	(4,617)	10,146	(1,143)	4,386

	For the Quarter Ended September 23, 2007
	USTF	YUFI	PAL	UNF	Total
Net sales	$6,455	$37,069	$110,596	$7,362	$161,482
Gross profit (loss)	571	(307)	4,622	319	5,205
Depreciation and amortization	578	1,324	4,910	474	7,286
Income (loss) from operations	189	(1,772)	1,058	134	(391)
Net income (loss)	148	(2,414)	1,353	144	(769)
8.	Income Taxes

The Company’s income tax provision for the quarter ended September 28, 2008 resulted in tax expense at an effective rate of 143.5% compared to the quarter ended September 23, 2007 which resulted in a tax benefit at an effective rate of 43.1%. The primary difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended September 28, 2008 was an increase in the valuation allowance due to an increase in domestic pre-tax losses upon which no tax benefit could be recognized. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 23, 2007 were a decrease in the valuation allowance for certain asset impairments and state income tax benefit.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has continued to record a valuation allowance against its net domestic deferred tax assets as those net deferred assets are more likely than not to be unrealizable for income tax purposes. The valuation allowance increased $0.6 million in the quarter ended September 28, 2008 compared to a $5.1 million decrease in the quarter ended September 23, 2007.

During the quarter ended September 28, 2008, the Company had a reduction in its FIN 48 liability of $0.1 million in relation to a settlement with the Internal Revenue Service (“IRS”) concerning the audit of its federal corporate income tax returns for the fiscal years 2003-2006. This reduction in FIN 48 liability had no impact on the effective tax rate for the quarter. The liability for unrecognized tax benefits is expected to be reduced within the next twelve months by approximately $1.5 million related to North Carolina income tax credit carry forwards that are anticipated to expire unused by the end of fiscal year 2009.

There was no change in the amount of interest and penalties during the quarter ended September 28, 2008.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2007 and 2008; the IRS recently concluded its exam for fiscal years 2003 through 2006. The Company is also subject to income tax examinations for non-U.S. income taxes for tax years 2000 through 2008, and for state and local income taxes for fiscal years 2001 through 2008.

9.	Stock-Based Compensation

During the second quarter of fiscal year 2008, the Board of Directors (“Board”) authorized the issuance of 1,570,000 stock options from the 1999 Long-Term Incentive Plan of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. The stock options issued to key employees are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The stock options issued to certain Board members are subject to a similar market condition in that one half of each member’s options vest on the date that the closing price of the Company’s common stock shall have been at least $8.00 per share for thirty consecutive trading days and the remaining one half vest on the date that the closing price of the Company’s common stock shall have been at least $10.00 per share for thirty consecutive trading days. The Company used a Monte Carlo stock option model to estimate fair value and the derived vesting periods which range from 2.4 to 3.9 years.

The Company incurred $0.3 million and $0.1 million in the first quarter of fiscal years 2009 and 2008, respectively, in stock-based compensation charges which were recorded as selling, general and administrative (“SG&A”) expenses with the offset to additional paid-in-capital.

During the first quarter of fiscal year 2009, the Company issued 1,268,300 shares of common stock as a result of the exercise of an equivalent number of stock options.

10.	Assets Held for Sale

As of September 28, 2008 and June 29, 2008, the Company had assets held for sale related to the consolidation of its polyester manufacturing capacity. Included in assets held for sale are the remaining assets and structures at the Kinston site which have a carrying value of $1.6 million and certain real property and related assets located in Yadkinville, North Carolina which have a carrying value of $2.2 million.

On September 29, 2008, the Company entered into an agreement to sell certain polyester real property and related assets located in Yadkinville, North Carolina for $7.0 million. Upon the closing of this sale, the Company expects to record a gain of approximately $5.0 million. The Company anticipates that the sale will be completed during the second quarter of fiscal year 2009, however, the sale is subject to closing conditions and therefore the Company can make no assurance that the sale will be completed during this time period or at all.

During the first quarter of fiscal year 2008, the Company completed the sale of a nylon manufacturing facility located in Madison, North Carolina which was listed as held for sale. Net proceeds from this transaction were $2.1 million.

The following table summarizes by category assets held for sale (amounts in thousands):

	September 28,	June 29,
	2008	2008
Land	$30	$30
Building	1,399	1,348
Machinery and equipment	2,379	2,746

	$3,808	$4,124

11.	Impairment Charges

Write down of long-lived assets

During the first quarter of fiscal year 2008, the Company’s Brazilian polyester operation continued the modernization plan for its facilities by abandoning four of its older machines and replacing them with newer machines purchased from the Company’s domestic polyester division. As a result, the Company recognized $0.5 million in non-cash impairment charges on the older machines.

Write down of equity affiliates

During the first quarter of fiscal year 2008, the Company performed a review of the fair value of USTF as part of the negotiations related to the sale. The Company determined that the carrying value exceeded its fair value and recorded a non-cash impairment charge of $4.5 million. The investment was sold in the second quarter of fiscal year 2008.

12.	Severance and Restructuring Charges

Severance

In the first quarter of fiscal 2008, the Company announced the closure of its polyester facility in Kinston, North Carolina. The Kinston facility produced partially oriented yarn (“POY”) for internal consumption and third party sales. The Company now purchases its commodity POY needs from external suppliers for conversion in its texturing operations. The Company continues to produce POY in the Yadkinville, North Carolina facility for its specialty and premier valued-added (“PVA”) yarns and certain other commodity yarns. During the first quarter of fiscal year 2008, the Company recorded $0.8 million for severance related to its Kinston consolidation which was reflected on the “Cost of sales” line item in the Consolidated Statements of Operations. Approximately 231 employees which included 31 salaried positions and 200 wage positions were affected as a result of the reorganization.

In the first quarter of fiscal year 2008, the Company announced its plan to re-organize certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded $1.1 million for severance related to this reorganization which was reflected on the “Restructuring charges” line item of the Consolidated Statements of Operations. Approximately 54 salaried employees were affected by this reorganization. In addition, the Company recorded severance of $2.4 million for its former President and Chief Executive Officer during the first quarter of fiscal year 2008 and $1.7 million for severance related to its former Chief Financial Officer during the second quarter of fiscal year 2008 which were reflected on the “Selling, general, & administrative expense” line item in the Consolidated Statements of Operations.

On September 28, 2007, the Company completed the sale of its polyester manufacturing facilities located in Staunton, Virginia for $3.1 million. The Company continued to lease the Staunton property under an operating lease which currently expires in November 2008. On May 14, 2008, the Company announced the closing of its Staunton, Virginia facility and the transfer of all its production to its facility in Yadkinville, North Carolina. During the first quarter of fiscal year 2009, the Company recorded $0.1 million for severance related to its Staunton consolidation. Approximately 6 salaried employees and 35 wage employees will be affected by this reorganization. The expenses were reflected on the “Cost of sales” line item in the Consolidated Statements of Operations.

Restructuring

In the first quarter of fiscal year 2008, the Company recorded $1.5 million for restructuring charges related to unfavorable Kinston contracts for continued services after the closing of the facility.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the period ended September 28, 2008 (amounts in thousands):

	Balance at				Balance at
	June 29, 2008	Charges	Adjustments	Amounts Used	September 28, 2008
Accrued severance	$3,668	137	5	(781)	$3,029 (1)
Accrued restructuring	$1,414	55	190	(554)	$1,105

(1)	As of September 28, 2008, the Company classified $1.3 million of accrued executive severance as long term.
13.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European Division. The manufacturing facilities in Ireland ceased operations on October 31, 2004. The Company is in the process of settling its obligations relating to the closure. The Company does not anticipate significant future cash flow activity from its discontinued operations. For the quarters ended September 28, 2008 and September 23, 2007, the Company recorded losses of $0.1 million and $0, respectively.

14.	Derivative Financial Instruments

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

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are November 2008 and January 2009, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 28,	June 29,
	2008	2008
Foreign currency purchase contracts:
Notional amount	$507	$492
Fair value	461	499

Net (gain) loss	$46	$(7)

Foreign currency sales contracts:
Notional amount	$1,463	$620
Fair value	1,410	642

Net gain (loss)	$53	$(22)

For the quarters ended September 28, 2008 and September 23, 2007, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in pre-tax income of $0.3 million and pre-tax loss of $0.3 million, respectively.

15.	Contingencies

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston from INVISTA S.a.r.l. (“INVISTA”). The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston site was to pass to the Company and after seven years of sliding scale shared responsibility with DuPont, the Company would have had sole responsibility for future remediation requirements, if any. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

16.	Related Party Transaction

In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction, the Company and Dillon entered into a Sales and Services Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon an aggregate amount of $6.0 million in exchange for certain sales and transitional services to be provided by Dillon’s sales staff and executive management, of which $0.8 million was paid during the first quarter of both fiscal year 2009 and fiscal year 2008. Mr. Stephen Wener is the President and Chief Executive Officer of Dillon and is a director of the Company.

17.	Segment Disclosures

The following is the Company’s selected segment information for the quarters ended September 28, 2008 and September 23, 2007 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended September 28, 2008:
Net sales to external customers	$122,979	$46,030	$169,009
Intersegment net sales	—	71	71
Depreciation and amortization	6,982	2,309	9,291
Segment operating profit (loss)	(161)	3,041	2,880
Total assets	365,943	93,933	459,876

Quarter ended September 23, 2007:
Net sales to external customers	$129,377	$41,159	$170,536
Intersegment net sales	1,798	769	2,567
Depreciation and amortization	6,610	3,292	9,902
Segment operating profit (loss)	(7,391)	765	(6,626)
Total assets	410,520	110,507	521,027
 The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	September 28,	September 23,
	2008	2007
Depreciation and amortization:
Depreciation and amortization of specific reportable segment	$9,291	$9,902
Depreciation of allocated assets	468	568
Amortization of allocated assets	290	291

Consolidated depreciation and amortization	$10,049	$10,761

Reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes:
Reportable segments operating income (loss)	$2,880	$(6,626)
Provision for bad debts	558	254
Interest expense, net	5,052	5,886
Other (income) expense, net	(561)	(1,006)
Equity in earnings of unconsolidated affiliates	(3,482)	(178)
Write down of investment in unconsolidated affiliate	—	4,505

Income (loss) from continuing operations before income taxes	$1,313	$(16,087)

For purposes of internal management reporting, segment operating income (loss) represents segment net sales less cost of sales, allocated selling, general and administrative expenses, segment restructuring charges, and segment impairments of long-lived assets. Certain non-segment manufacturing and unallocated selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. In the prior year, consolidated intersegment sales were recorded at market. Beginning in fiscal year 2009, the Company changed its domestic intersegment transfer pricing of inventory from a market value approach to a cost approach. Using the new methodology, no intersegment sales are recorded for domestic transfers of inventory. The amounts of domestic intersegment sales that were included in the prior year numbers totaled $1.8 million for domestic polyester and $0.8 million for domestic nylon sales. The remaining intersegment sales relate to sales to the Company’s foreign subsidiaries which are still recorded at market.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, interest expense, net, and corporate equity investment and long-lived asset impairments.

Segment operating income (loss) excluded the provision for bad debts of $0.6 million and $0.3 million for the current and prior year quarter periods, respectively.

The total assets for the polyester segment decreased from $387.0 million at June 29, 2008 to $365.9 million at September 28, 2008 due primarily to decreases in property, plant, and equipment, accounts receivable, long-term restricted cash, short-term restricted cash, other assets, cash, other current assets, and deferred taxes of $7.8 million, $6.4 million, $2.4 million, $2.0 million, $1.6 million, $0.8 million, $0.7 million, and $0.4 million, respectively. These decreases were offset by increases in inventory of $1.0 million. The total assets for the nylon segment increased from $92.5 million at June 29, 2008 to $93.9 million at September 28, 2008 due primarily to increases in inventory and cash of $4.0 million and $0.3 million, respectively. These increases were offset by decreases in property, plant, and equipment and accounts receivable of $2.1 million and $0.8 million, respectively.

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

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Balance Sheet Information as of September 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,570	$179	$15,647	$—	$20,396
Receivables, net	16	74,628	20,603	—	95,247
Inventories	—	102,256	25,738	—	127,994
Deferred income taxes	—	—	1,962	—	1,962
Assets held for sale	—	3,808	—	—	3,808
Restricted cash	—	—	7,308	—	7,308
Other current assets	130	1,667	2,493	—	4,290

Total current assets	4,716	182,538	73,751	—	261,005

Property, plant and equipment	11,342	765,664	66,610	—	843,616
Less accumulated depreciation	(1,687)	(627,297)	(46,787)	—	(675,771)

	9,655	138,367	19,823	—	167,845
Investments in unconsolidated affiliates	—	62,237	9,713	—	71,950
Restricted cash	—	14,543	5,446	—	19,989
Investments in consolidated subsidiaries	405,547	—	—	(405,547)	—
Goodwill and intangible assets, net	—	38,186	—	—	38,186
Other noncurrent assets	70,836	(57,315)	(1,823)	—	11,698

	$490,754	$378,556	$106,910	$(405,547)	$570,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$280	$38,443	$5,174	$—	$43,897
Accrued expenses	8,859	13,932	3,270	—	26,061
Income taxes payable	(1,364)	1,336	860	—	832
Current maturities of long-term debt and other current liabilities	—	421	7,308	—	7,729

Total current liabilities	7,775	54,132	16,612	—	78,519

Long-term debt and other liabilities	190,000	3,072	5,446	—	198,518
Deferred income taxes	—	—	657	—	657
Shareholders’/ invested equity	292,979	321,352	84,195	(405,547)	292,979

	$490,754	$378,556	$106,910	$(405,547)	$570,673

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Balance Sheet Information as of June 29, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$689	$3,377	$16,182	$—	$20,248
Receivables, net	66	82,040	21,166	—	103,272
Inventories	—	92,581	30,309	—	122,890
Deferred income taxes	—	—	2,357	—	2,357
Assets held for sale	—	4,124	—	—	4,124
Restricted cash	—	—	9,314	—	9,314
Other current assets	26	733	2,934	—	3,693

Total current assets	781	182,855	82,262	—	265,898

Property, plant and equipment	11,273	765,710	78,341	—	855,324
Less accumulated depreciation	(1,616)	(623,262)	(53,147)	—	(678,025)

	9,657	142,448	25,194	—	177,299
Investments in unconsolidated affiliates	—	60,853	9,709	—	70,562
Restricted cash	—	18,246	7,802	—	26,048
Investments in consolidated subsidiaries	417,503	—	—	(417,503)	—
Goodwill and intangible assets, net	—	38,965	—	—	38,965
Other noncurrent assets	74,271	(60,879)	(633)	—	12,759

	$502,212	$382,488	$124,334	$(417,503)	$591,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$172	$39,328	$5,053	$—	$44,553
Accrued expenses	3,371	18,011	4,149	—	25,531
Income taxes payable	—	—	681	—	681
Current maturities of long-term debt and other current liabilities	—	491	9,314	—	9,805

Total current liabilities	3,543	57,830	19,197	—	80,570

Long-term debt and other liabilities	193,000	3,563	7,803	—	204,366
Deferred income taxes	—	—	926	—	926
Shareholders’/ invested equity	305,669	321,095	96,408	(417,503)	305,669

	$502,212	$382,488	$124,334	$(417,503)	$591,531

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended September 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$129,691	$39,667	$(349)	$169,009
Cost of sales	—	122,480	33,435	(331)	155,584
Selling, general and administrative expenses	—	8,571	2,035	(61)	10,545
Provision for bad debts	—	454	104	—	558
Interest expense	5,929	31	5	—	5,965
Interest income	(19)	(47)	(847)	—	(913)
Other (income) expense, net	(2)	21	(361)	(219)	(561)
Equity in (earnings) losses of unconsolidated affiliates	—	(3,450)	572	(604)	(3,482)
Equity in subsidiaries	(3,891)	—	—	3,891	—

Income (loss) from continuing operations before income taxes	(2,017)	1,631	4,724	(3,025)	1,313
Provision (benefit) for income taxes	(1,341)	1,374	1,852	—	1,885

Income (loss) from continuing operations	(676)	257	2,872	(3,025)	(572)
Loss from discontinued operations, net of tax	—	—	(104)	—	(104)

Net income (loss)	$(676)	$257	$2,768	$(3,025)	$(676)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended September 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$140,843	$30,174	$(481)	$170,536
Cost of sales	—	133,115	26,913	(485)	159,543
Selling, general and administrative expenses	—	12,800	1,747	(93)	14,454
Provision for bad debts	—	414	(160)	—	254
Interest expense	6,562	154	(4)	—	6,712
Interest income	(152)	—	(674)	—	(826)
Other (income) expense, net	(6,514)	5,301	207	—	(1,006)
Equity in (earnings) losses of unconsolidated affiliates	—	(909)	1,135	(404)	(178)
Equity in subsidiaries	9,208	—	—	(9,208)	—
Write down of long-lived assets	—	—	533	—	533
Write down of investment in unconsolidated affiliate	—	4,505	—	—	4,505
Restructuring charges	—	2,632	—	—	2,632

Income (loss) from continuing operations before income taxes	(9,104)	(17,169)	477	9,709	(16,087)
Provision (benefit) for income taxes	84	(7,533)	518	—	(6,931)

Income (loss) from continuing operations	(9,188)	(9,636)	(41)	9,709	(9,156)
Loss from discontinued operations, net of tax	—	—	(32)	—	(32)

Net income (loss)	$(9,188)	$(9,636)	$(73)	$9,709	$(9,188)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Three-Months Ended September 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$3,491	$(4,031)	$3,252	$(110)	$2,602

Investing activities:
Capital expenditures	(68)	(2,978)	(523)	—	(3,569)
Change in restricted cash	—	3,703	1,480	—	5,183
Proceeds from sale of capital assets	—	70	31		101
Other	(94)	—	—	—	(94)

Net cash provided by (used in) investing activities	(162)	795	988	—	1,621

Financing activities:
Borrowings of long term debt	4,600	—	—	—	4,600
Payments of long term debt	(7,600)	—	(1,480)	—	(9,080)
Proceeds from stock exercises	3,551	—	—	—	3,551
Other	—	37	—	—	37

Net cash provided by (used in) financing activities	551	37	(1,480)	—	(892)

Cash flows of discontinued operations:
Operating cash flow	—	—	(114)	—	(114)

Net cash used in discontinued operations	—	—	(114)	—	(114)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,179)	110	(3,069)

Net increase (decrease) in cash and cash equivalents	3,880	(3,199)	(533)	—	148
Cash and cash equivalents at beginning of period	689	3,378	16,181	—	20,248

Cash and cash equivalents at end of period	$4,569	$179	$15,648	$—	$20,396

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Three-Months Ended September 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$1,627	$(1,170)	$(1,675)	$11	$(1,207)

Investing activities:
Capital expenditures	—	(613)	(451)	—	(1,064)
Change in restricted cash	—	(915)		—	(915)
Return of capital in equity affiliates	—	234	—	—	234
Proceeds from sale of capital assets	—	2,105	111	—	2,216
Other	3	260	1	—	264

Net cash provided by (used in) investing activities	3	1,071	(339)	—	735

Financing activities:
Borrowings of long term debt	—	—	157	—	157
Payments of long term debt	(6,000)	—	(705)	—	(6,705)
Dividend payment	5,307	—	(5,307)	—	—
Other	—	34	(1)	—	33

Net cash provided by (used in) financing activities	(693)	34	(5,856)	—	(6,515)

Cash flows of discontinued operations:
Operating cash flow	—	—	(78)	—	(78)

Net cash used in discontinued operations	—	—	(78)	—	(78)

Effect of exchange rate changes on cash and cash equivalents	—	—	904	(11)	893

Net increase (decrease) in cash and cash equivalents	937	(65)	(7,044)	—	(6,172)
Cash and cash equivalents at beginning of period	17,808	1,645	20,578	—	40,031

Cash and cash equivalents at end of period	$18,745	$1,580	$13,534	$—	$33,859

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is Management’s discussion and analysis of certain significant factors that have affected Unifi, Inc.’s (the “Company’s”) operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.
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
Polyester Segment The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive, hosiery, furnishings, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil and the United States (“U.S.”) which has the largest operations.
Nylon Segment The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in Colombia and the U.S. which has the largest operations.
Recent Developments and Outlook
Although the global textile and apparel industry continues to grow, the U.S. textile and apparel industry has contracted substantially since 1999. This contraction was caused primarily by intense foreign competition in finished products which has resulted in over capacity domestically and the closure of many domestic textile and apparel plants or the movement of their operations offshore.  According to industry experts, the North American polyester textile filament market is estimated to have declined by approximately 5% in calendar year 2007 compared to an estimated decline of approximately 16% in calendar year 2006.  Regional manufacturers continue to demand North American manufactured yarn and fabrics due to the duty-free advantage, quick response times, readily available production capacity, and specialized products. In addition, North American retailers have expressed the need to have a balanced procurement strategy with both global and regional producers. Industry experts originally projected a decline for calendar year 2008 at a rate of 4% to 5%, similar to calendar year 2007; however, experts now believe the rate of polyester industry contraction in North America during calendar year 2008 will be 8% to 10%. Unlike prior contractions in North American production which were primarily due to import competition of finished goods, the contraction in calendar year 2008 is driven by decreased demand at the retail level.
The U.S. economic slowdown is expected to impact consumer spending and retail sales of the Company’s key market segments like apparel, furnishings, and automotive. During the last fiscal year, the Company faced an extremely difficult operating environment, driven by a faltering economy, and unprecedented increases in the cost of raw materials, energy and freight. However, the Company has reacted decisively in dealing with these conditions. A combination of sales price increases, cost containment, operational efficiencies and customer service, coupled with an aggressive raw material sourcing strategy, has enabled the Company to successfully operate in this environment.

The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings by shifting to more premier value-added (“PVA”) products, aggressively negotiating favorable raw material supply agreements, implementing cost saving strategies which will improve its operating efficiencies, and leveraging the free-trade agreements to which the U.S. is a party. The continued viability of the U.S. domestic textile and apparel industry is dependent, to a large extent, on the international trade regulatory environment.
In addition to the difficult economic conditions in the U.S. markets, the Company was negatively impacted by the continued rising cost of raw materials and other petrochemical driven costs during the first quarter of fiscal year 2009. The impact of the surge in crude oil prices since the beginning of fiscal year 2008 has created a spike in polyester and nylon raw material prices. Costs for polyester raw materials were 25% higher on average during the September 2008 quarter as compared to the prior year quarter. Nylon polymer costs during the September 2008 quarter were 15% higher as compared to the same period last year. As raw material prices peaked in July 2008, the Company was not able to pass all of these raw material increases along to its customers in the first quarter which resulted in lower conversion margins. Additionally, as these higher priced products continue to make their way through the inventory systems, operating results for the second quarter of fiscal year 2009 may also be adversely impacted. However, management has taken recent actions to help offset the market conditions, such as the consolidation of its manufacturing capacity at its Staunton, Virginia and Yadkinville, North Carolina facilities.
Polyester raw yarn imports have declined 16% in calendar year 2008 while global imports of synthetic apparel were down 4.4% during the first eight months of calendar year 2008. However, imports from the U.S.—Dominican Republic—Central American Free Trade Agreement (“CAFTA”) region were up 13.6% during the same period as U.S. brands and retailers continue to take advantage of the shorter lead times and the competitiveness of the region. The trend toward regional production is expected to continue and is significant because over half of the U.S. production goes into programs that require regional fiber in order for the garment to qualify for duty free treatment.
The recent global economic turndown has negatively impacted the Company’s sales volume beginning in mid-September 2008 especially in the furnishing and automotive segments. In addition, the tightening of the credit markets has negatively impacted the textile industry as three package dye competitors have shut down in the past quarter. This recent trend in sales volume is expected to continue in the second quarter of fiscal year 2009. As the recapture of lost margins over raw materials coupled with the benefits of asset consolidation projects accumulate, the Company expects improvement in its financial results beginning in the third quarter of fiscal year 2009; however it is uncertain about the direction of the overall economy.
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

Corporate Restructuring
Severance
In the first quarter of fiscal year 2008, the Company announced the closure of its polyester facility in Kinston, North Carolina. The Kinston facility produced partially oriented yarn (“POY”) for internal consumption and third party sales. The Company now purchases its commodity POY needs from external suppliers for conversion in its texturing operations. The Company continues to produce POY in the Yadkinville, North Carolina facility for its specialty and PVA yarns and certain other commodity yarns. During the first quarter of fiscal year 2008, the Company recorded $0.8 million for severance related its Kinston consolidation. Approximately 231 employees which included 31 salaried positions and 200 wage positions were affected as a result of the reorganization.
In the first quarter of fiscal year 2008, the Company announced its plan to re-organize certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded $1.1 million for severance related to this reorganization. Approximately 54 salaried employees were affected by this reorganization. In addition, the Company recorded severance of $2.4 million for its former President and Chief Executive Officer during the first quarter of fiscal year 2008 and $1.7 million for severance related to its former Chief Financial Officer during the second quarter of fiscal year 2008.
On September 28, 2007, the Company completed the sale of its polyester manufacturing facilities located in Staunton, Virginia for $3.1 million. The Company continued to lease the Staunton property under an operating lease which currently expires in November 2008. On May 14, 2008, the Company announced the closing of its Staunton, Virginia facility and the transfer of all its production to its facility in Yadkinville, North Carolina. During the first quarter of fiscal year 2009, the Company recorded $0.1 million for severance related to its Staunton consolidation. Approximately 6 salaried employees and 35 wage employees will be affected by this reorganization.
Restructuring
In the first quarter of fiscal year 2008, the Company recorded $1.5 million for restructuring charges related to unfavorable Kinston contracts for continued services after the closing of the facility.
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the period ended September 28, 2008 (amounts in thousands):

	Balance at				Balance at
	June 29, 2008	Charges	Adjustments	Amounts Used	September 28, 2008

Accrued severance	$3,668	137	5	(781)	$3,029 (1)
Accrued restructuring	$1,414	55	190	(554)	$1,105

(1)	As of September 28, 2008, the Company classified $1.3 million of accrued executive severance as long term.

Joint Ventures and Other Equity Investments
Condensed income statement information for the quarters ended September 28, 2008 and September 23, 2007, of the combined unconsolidated equity affiliates, Yihua Unifi Fibre Company Limited (“YUFI”), UNIFI-SANS Technical Fibers, LLC (“USTF”), Parkdale America, LLC (“PAL”), and U.N.F. Industries Ltd (“UNF”) are as follows (amounts in thousands):

	For the Quarter Ended September 28, 2008
	YUFI	PAL	UNF	Total
Net sales	$39,881	$122,083	$5,892	$167,856
Gross profit (loss)	(2,048)	6,246	(789)	3,409
Depreciation and amortization	1,395	4,457	474	6,326
Income (loss) from operations	(4,156)	3,478	(1,270)	(1,948)
Net income (loss)	(4,617)	10,146	(1,143)	4,386

	For the Quarter Ended September 23, 2007
	USTF	YUFI	PAL	UNF	Total
Net sales	$6,455	$37,069	$110,596	$7,362	$161,482
Gross profit (loss)	571	(307)	4,622	319	5,205
Depreciation and amortization	578	1,324	4,910	474	7,286
Income (loss) from operations	189	(1,772)	1,058	134	(391)
Net income (loss)	148	(2,414)	1,353	144	(769)
In August 2005, the Company formed YUFI, a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”), a publicly traded (listed in Shanghai and Hong Kong) enterprise, to manufacture, process, and market commodity and specialty polyester filament yarn in YCFC’s facilities in China. The Company granted YUFI an exclusive, non-transferable license to certain of its branded product technology (including Mynx®, Sorbtek®, Reflexx®, and dye springs) in China for a license fee of $6.0 million over a four year period.
In July 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million and expects to close the transaction in the second quarter of fiscal year 2009, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. However, there can be no assurances that this transaction will occur or occur upon these terms. In connection with a review of the fair value of YUFI during negotiations related to the sale, the Company initiated a review of the carrying value of its investment in YUFI in accordance with Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008.
For the quarter ended September 23, 2007, the Company recognized equity losses net of technology and license fee income of $0.8 million. In addition, the Company recognized $0.8 million in operating expenses for the quarter ended September 23, 2007, which was primarily reflected on the “Cost of sales” line item in the Consolidated Statements of Operations, directly related to providing technological support in accordance with the Company’s joint venture contract. The Company did not record its share of equity losses in YUFI for the quarter ended September 28, 2008, since the carrying value of its investment reflects the lower fair value of $10.0 million as a result of the impairment charge described above. In anticipation of the sale of its interest in YUFI, the Company did not record any technology and license fee income during the quarter ended September 28, 2008.
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina and in South Carolina. For the quarters ended September 28, 2008 and September 23, 2007, the Company recognized net equity earnings of $3.5 million and $0.5 million, respectively. The Company received distributions from PAL of $2.1 million and $0.7 million during the quarters ended September 28, 2008 and September 23, 2007, respectively.
In September 2000, the Company and SANS Fibres of South Africa (“SANS Fibres”) formed USTF, a 50/50 joint venture created to produce low-shrinkage high tenacity nylon 6.6 light denier industrial yarns in North Carolina. The business was operated in a plant in Stoneville, North Carolina. In the second quarter of fiscal year 2008, the Company completed the sale of its interest in USTF.
In September 2000, the Company and Nilit Ltd (“Nilit”) formed UNF; a 50/50 joint venture to produce nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel which is the Company’s primary source of nylon POY for its texturing operations. For the quarters ended September 28, 2008 and September 23, 2007, the Company recognized net equity earnings of nil and $0.5 million, respectively.

Review of First Quarter Fiscal Year 2009 compared to First Quarter Fiscal Year 2008
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the fiscal quarters ended September 28, 2008 and September 23, 2007, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	September 28, 2008		September 23, 2007
		% to Total		% to Total	% Change
Net sales
Polyester	$122,979	72.8	$129,377	75.9	(4.9)
Nylon	46,030	27.2	41,159	24.1	11.8

Total	$169,009	100.0	$170,536	100.0	(0.9)

		% to Sales		% to Sales
Gross profit
Polyester	$8,200	4.8	$7,889	4.6	3.9
Nylon	5,225	3.1	3,104	1.8	68.3

Total	13,425	7.9	10,993	6.4	22.1

Selling, general and administrative expenses
Polyester	8,361	4.9	12,333	7.2	(32.2)
Nylon	2,184	1.3	2,121	1.3	3.0

Total	10,545	6.2	14,454	8.5	(27.0)

Write down of long-lived assets and investment in equity affiliate
Polyester	—	—	533	0.3	—
Nylon	—	—	—	—	—
Corporate	—	—	4,505	2.6	—

Total	—	—	5,038	2.9	—

Restructuring charges
Polyester	—	—	2,414	1.4	—
Nylon	—	—	218	0.1	—

Total	—	—	2,632	1.5	—

Other (income) expense, net	1,567	0.9	4,956	2.9	(68.4)

Income (loss) from continuing operations before income taxes	1,313	0.8	(16,087)	(9.4)	(108.2)
Provision (benefit) for income taxes	1,885	1.1	(6,931)	(4.0)	(127.2)

Loss from continuing operations	(572)	(0.3)	(9,156)	(5.4)	(93.8)
Loss from discontinued operations, net of tax	(104)	(0.1)	(32)	—	225.0

Net loss	$(676)	(0.4)	$(9,188)	(5.4)	(92.6)

As reflected in the tables above, consolidated net sales from continuing operations decreased from $170.5 million to $169.0 million which was primarily attributable to decreased polyester segment sales of $6.4 million offset by increased nylon segment sales of $4.9 million. Consolidated unit volumes decreased by 13.0% for the first quarter of fiscal year 2009, while average net selling prices increased 12.1% for the same period.
Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations increased by $2.4 million to $13.4 million for the quarter ended September 28, 2008 as compared to the prior year quarter. This increase was primarily attributable to higher volumes and lower converting costs which were partially offset by lower conversion margins in the nylon segment. Nylon volumes reflect a shift in mix and associated volume increases resulting from strong demand in shape-wear and sock end-uses. Gross profit in the polyester segment improved slightly over the prior year quarter, reflecting improved volumes and margins in Brazil that were partially offset by declines in domestic polyester volumes and margins.
Consolidated selling, general and administrative (“SG&A”) expense decreased by $3.9 million or 27.0% during the first quarter of fiscal year 2009 as compared to the prior year first quarter. The decrease in SG&A for the first quarter was primarily a result of decreases of $2.4 million in executive severance costs, $1.2 million in deposit write-offs, $0.3 million in professional fees, $0.1 million in amortization of intangibles, $0.1 million in salaries and fringe expenses, and $0.1 million in depreciation expenses offset by increases of $0.3 million related to the Company’s Brazilian operation, which included $0.2 million related to the strengthening of the U.S. dollar against the Brazilian real and $0.1 million related to increased salaries and benefits.
Other (income) expense decreased from $1.0 million in the first quarter of fiscal year 2008 to $0.6 million in the first quarter of fiscal year 2009. The following table shows the components of other (income) expense (amounts in thousands):

	For the Quarters Ended
	September 28,	September 23,
	2008	2007
Gain on sale of fixed assets	$(316)	$(142)
Gain from sale of nitrogen credits	—	(807)
Technology fee from China joint venture	—	(438)
Currency (gains) losses	(304)	326
Other, net	59	55

Other (income) expense, net	$(561)	$(1,006)

As a result of the improved performance of the Company discussed above, income from continuing operations before income taxes was $1.3 million in the first quarter of fiscal year 2009 as compared to a loss of $16.1 million recorded in the same period of the prior year.
The Company’s income tax provision for the quarter ended September 28, 2008 resulted in tax expense at an effective rate of 143.5% compared to the quarter ended September 23, 2007 which resulted in a tax benefit at an effective rate of 43.1%. The primary difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended September 28, 2008 was an increase in the valuation allowance due to an increase in domestic pre-tax losses upon which no tax benefit could be recognized. The primary differences between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 23, 2007 were a decrease in the valuation allowance for certain asset impairments and state income tax benefit.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has continued to record a valuation allowance against its net domestic deferred tax assets as those net deferred assets are more likely than not to be unrealizable for income tax purposes. The valuation allowance increased by $0.6 million in the quarter ended September 28, 2008 compared to a $5.1 million decrease in the quarter ended September 23, 2007.
On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FIN 48”). During the quarter ended September 28, 2008, the Company had a reduction in its FIN 48 liability of $0.1 million in relation to a settlement with the Internal Revenue Service (“IRS”) concerning the audit of its federal corporate income tax returns for the fiscal years 2003-2006. This reduction in FIN 48 liability had no impact on the effective tax rate for the quarter. The liability for unrecognized tax benefits is expected to be reduced within the next twelve months by approximately $1.5 million related to North Carolina income tax credit carry forwards that are anticipated to expire unused by the end of fiscal year 2009.
There was no change in the amount of interest and penalties during the quarter ended September 28, 2008.
There were no material losses from discontinued operations associated with the wind-up activities of the Ireland facility for either the first quarter of fiscal year 2009 or the first quarter of fiscal year 2008.
Polyester Operations
Polyester unit volumes decreased 16.0% for the quarter ended September 28, 2008, while average net selling prices increased by 11.1% compared to the quarter ended September 23, 2007. Net sales for the polyester segment for the first quarter of fiscal year 2009 decreased by $6.4 million or 4.9% as compared to the same quarter in the prior year. Domestic sales of polyester decreased overall by 16.1% primarily due to a decline in volume attributed to a reduction in merchant market sales of commodity POY stemming from shutting the Kinston facility in October 2007 and to a reduction in polyester sales related to the slowdown in the automotive and home upholstery markets. The polyester price increases are attributable to enriched mix, reflecting lower POY sales, increased volumes of PVA yarn and increases in raw material pricing.
Sales in local currency for the Brazilian operation increased by 14.4% for the quarter ended September 28, 2008 compared to the same quarter in the prior year primarily due to a decrease in average selling prices of 1.4% and an increase in unit volumes of 16.0%. The movement in currency exchange rates from the first quarter of fiscal year 2008 to the first quarter of fiscal year 2009 positively impacted the first quarter of fiscal year 2009 sales translated to U.S. dollars for the Brazilian operation. As a result of the increase in the Brazilian currency exchange rate, U.S. dollar net sales for the first quarter were higher by $5.2 million than what sales would have been using the prior year currency rates.
In the first quarter of fiscal 2009, the polyester business was negatively impacted by the rising cost of raw materials which was approximately 25% higher compared to the first quarter of the prior year. The combination of record high crude oil prices, growing global demand for polyester, and increased seasonal demand for polyethylene terephthalate (“PET”) bottles which compete with polyester for raw materials all negatively impacted the polyester segment’s profits for the first quarter of fiscal year 2009, as the Company had limited ability to pass along the price increases in the commodity segment that competes with imported yarns. Although fiber costs increased, total converting costs decreased by 42% in the first quarter compared to the prior year quarter primarily due to lower volumes, the closure of the Kinston facility and other consolidation efforts. As a result of the above mentioned volume, pricing and cost impacts, gross profit for the polyester segment increased by $0.3 million to $8.2 million in the first quarter of fiscal year 2009.

SG&A expenses for the first quarter of fiscal year 2009 were $8.4 million compared to $12.3 million in the same quarter in the prior year. Refer to the discussion of SG&A in the quarter overview discussed above.
Nylon Operations
Nylon unit volumes increased by 14.6% in the first quarter of fiscal year 2009 compared to the prior year quarter while average selling prices decreased by 2.7%. Net sales for the nylon segment for the first quarter of fiscal year 2009 increased by $4.9 million or 11.8% as compared to the same quarter in the prior year. This increase in net sales was primarily due to strong demand in shape-wear and sock markets.
Total raw material costs increased by 13.9% over the prior quarter as result of the increased volumes discussed above, while overall average per unit costs remained relatively flat as the changes in product mix offset price increases. Total converting costs for the nylon segment decreased by 5.5% as compared to the prior year quarter reflecting lower depreciation expense and lower per unit costs driven by higher volumes and product mix. As a result, gross profit for the nylon segment increased by $2.1 million for the first quarter of fiscal year 2009.
SG&A expenses allocated to the nylon segment were $2.2 million in the first quarter of fiscal year 2009 which was consistent with the first quarter of the prior year. Refer to the discussion of SG&A in the quarter overview discussed above.
Corporate
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”). This Plan, which replaced a similar retirement plan, was established for the purpose of providing supplemental retirement benefits for a select group of management employees. In the first quarter of fiscal year 2009, the Company recognized $81 thousand of income related to the Plan’s change in market value. In the first quarter of fiscal year 2008, the Company recognized $30 thousand in deferred compensation charges.
On July 26, 2006, the Board of Directors (“Board”) authorized the issuance of an additional 1,065,000 stock options to certain key employees from the 1999 Long-Term Incentive Plan. In addition, on October 24, 2007, the Board authorized the issuance of approximately 1,570,000 stock options from the 1999 Long-Term Incentive Plan, of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. As a result of these grants, the Company incurred $0.3 million and $0.1 million of stock-based compensation charges in the first quarters for fiscal years 2009 and 2008, respectively, which were recorded as SG&A expenses with the offset to additional paid-in-capital.
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
Capital Expenditures. The Company estimates its fiscal year 2009 capital expenditures will be within a range of $14.0 million to $16.0 million. The Company has restricted cash from the sale of certain nonproductive assets reserved for domestic capital expenditures in accordance with its long-term borrowing agreements. As of September 28, 2008, the Company had $14.5 million in restricted cash funds available for domestic capital expenditures. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.
Joint Venture Investments. During the first quarter of fiscal year 2009, the Company received $2.1 million in dividend distributions from its joint ventures. Although historically over the past five years the Company has received distributions from certain of its joint ventures, there is no guarantee that it will continue to receive distributions in the future. The Company may from time to time increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.
On July 31, 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals, although no assurance can be given in this regard.
The Company’s management has decided that a fundamental change in its approach was required to maximize its earnings and growth opportunities in the Chinese market. Accordingly, the Company formed Unifi Textiles (Suzhou) Company, Ltd. (“UTSC”). The Company expects UTSC to be operational during the second quarter of fiscal year 2009 and expects to invest between approximately $3.0 million to $5.0 million for initial startup costs and working capital requirements for UTSC.
Cash Provided by Continuing Operations
The Company generated $2.6 million of cash from continuing operations in the first quarter of fiscal year 2009 compared to cash used in continuing operations of $1.2 million for the first quarter of fiscal year 2008. The net loss of $0.7 million in the first quarter of fiscal year 2009 was adjusted positively for non-cash income and expense items such as depreciation and amortization of $10.0 million, decreases in accounts receivable of $4.0 million, increases in accounts payable and accrued expenses of $1.0 million, provision for bad debt of $0.6 million, decreases in other miscellaneous items of $0.3 million, increase in additional paid in capital related to stock-based compensation expense of $0.3 million, $0.2 million increase in income taxes payable, and losses from discontinued operations of $0.1 million offset by increases in inventories of $10.2 million, income from unconsolidated equity affiliates net of distributions of $1.4 million, increases in prepaid expenses of $1.1 million, gains from the sale of capital assets of $0.3 million, decrease in deferred taxes of $0.1 million, and decreases in plan liabilities of $0.1 million.
Cash received from customers increased from $171.6 million in the first quarter of fiscal year 2008 to $173.1 million in the first quarter of fiscal year 2009 due to increased weighted average pricing of 12% and improved collections from customers offset by a decrease in sales volume of 13%. Payments for cost of goods sold and SG&A expenses net of salaries, wages and benefits increased from $140.4 million in the first quarter of fiscal year 2008 to $142.3 million in the first quarter of fiscal year 2009 primarily as a result of increased fiber costs of 21% and decreased volume of 13%. Salary and wage payments decreased from $30.8 million to $28.5 million for the same respective periods. Interest payments decreased from $1.3 million in the first quarter of fiscal year 2008 to $0.5 million in the first quarter of fiscal year 2009 primarily due to the reduction in principal borrowing on Libor rate loans. Restructuring and severance payments were $1.9 million in the first quarter of fiscal year 2008 compared to payments of $0.9 million in first quarter of fiscal year 2009. Taxes paid by the Company increased from $0.5 million in the first quarter of fiscal year 2008 to $2.9 million in the first quarter of fiscal year 2009 primarily due to the timing of tax payments made by its Brazilian subsidiary. The Company received cash dividends of $0.5 million in the first quarter 2008 as compared to $2.1 million in the first quarter 2009 as a result of higher profits for PAL. Other cash from operations was derived from miscellaneous items, other income (expense) items, and interest income.

On a U.S. dollar basis, working capital decreased from $185.3 million at June 29, 2008 to $182.5 million at September 28, 2008 due to decreases in accounts receivable of $8.0 million, decreases in restricted cash of $2.0 million, decreased deferred income tax assets of $0.4 million, increases in accrued expenses of $0.5 million, decreases in assets held for sale of $0.3 million and increased income taxes payable of $0.2 million offset by increases in inventory of $5.1 million, decreases in current maturities of long-term debt and other current liabilities of $2.1 million, decreases in accounts payable of $0.7 million, increases in other current assets of $0.6 million and increases in cash of $0.1 million. Working capital was negatively affected by $10.0 million in currency translations related to the Company’s Brazilian subsidiary. If working capital was calculated using the June 2008 Brazilian exchange rate, as opposed to the September 2008 exchange rate, working capital as of September 28, 2008 would have been $7.2 million higher than the June 2008 figures. The current ratio remained flat at 3.3 at June 29, 2008 and September 28, 2008.
Cash Used in Investing Activities and Financing Activities
The Company provided $1.6 million from net investing activities and used $0.9 million in net financing activities during the quarter ended September 28, 2008. The primary cash expenditures for investing and financing activities during the current period included $9.1 million for payments of long-term debt and $3.6 million in capital expenditures offset by cash sources of $5.2 million in change in restricted cash, $4.6 million in borrowings of long-term debt, and $3.6 million for stock option exercises.
The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to the Company under its amended revolving credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of its existing and future indebtedness, including the $190 million of 11.5% senior secured notes which mature on May 15, 2014 (the “2014 notes”) and its amended revolving credit facility, may limit its ability to pursue any of these alternatives. See “Item 1A—Risk Factors—The Company will require a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control” included in the Company’s Form 10-K for the fiscal year ended June 29, 2008. Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition of its customers and the operating performance of joint ventures, alliances and other equity investments.
Other Factors Affecting Liquidity
Asset Sales. Under the terms of the Company’s debt agreements, the Company has granted liens to the lenders on substantially all of its assets (“Collateral”). Further, the debt agreements place restrictions on the Company’s ability to dispose of certain assets which do not qualify as Collateral (“Non-Collateral”). Pursuant to the debt agreements the Company is restricted from selling or otherwise disposing of either its Collateral or its Non-Collateral, subject to certain exceptions, such as ordinary course of business inventory sales and sales of assets having a fair market value of less than $2.0 million.
As of September 28, 2008, the Company has $3.8 million of assets held for sale which the Company believes are probable to be sold during fiscal year 2009. Included in assets held for sale are the remaining assets at the Kinston site with a carrying value of $1.6 million that would be considered an Asset Sale of Collateral. Also included in assets held for sale is an idle facility located in Yadkinville, North Carolina and the related equipment with a carrying value of $2.2 million. The Company has entered into an agreement to sell the 380,000 square foot facility in Yadkinville for $7.0 million and such sale will be a sale of Non-Collateral assets. The sale is anticipated to close in the second quarter of fiscal year 2009.
In addition to the proceeds from assets held for sale, the Company announced on July 31, 2008, its intentions to exit its equity investment in YUFI by selling its 50% interest to its partner, YCFC. The Company announced a proposed agreement for the sale at a price of $10.0 million, subject to pending final negotiation and execution of definitive agreements and internal and Chinese regulatory approvals. The sale of this equity interest will be a sale of Non-Collateral under the terms of the Company’s debt agreements.
The indenture with respect to the 2014 notes dated May 26, 2006 between the Company and its subsidiary guarantors and U.S. Bank, National Association, as the trustee (the “Indenture”) governs the sale of both Collateral and Non-Collateral and the use of sales proceeds. The Company may not sell Collateral unless it satisfies four requirements. They are:
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
Once Excess Proceeds from sales of Collateral exceed $10.0 million, the Company must make an offer, no later than 365 days after such sale of Collateral to all holders of the 2014 notes to repurchase such 2014 notes at par (“Collateral Sale Offer”). The Collateral Sale Offer must be made to all holders to purchase 2014 notes to the extent of the Excess Collateral Proceeds. Any Excess Proceeds remaining after the completion of a Collateral Sale Offer may be used by the Company for any purpose not prohibited by the Indenture. As of September 28, 2008, the balance in the Collateral Account was $14.5 million and is included as non-current restricted cash as it relates to the future purchase of long-term assets.
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

Within 360 days after receipt of the proceeds from a sale of Non-Collateral, the Company may utilize the proceeds in one of the following ways: 1) repay, repurchase or otherwise retire the 2014 notes; 2) repay, repurchase or otherwise retire the 2014 notes and other indebtedness of the Company that is pari passu with the 2014 notes, on a pro rata basis; 3) repay indebtedness of certain subsidiaries identified in the Indenture, none of which are a Guarantor; or 4) acquire or invest in Other Assets. Any net proceeds from a sale of Non-Collateral that are not applied or invested as set forth above, shall constitute Excess Proceeds.
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
The preceding description is qualified in its entirety by reference to the Indenture and the 2014 Notes which are listed on the Exhibit Index of the Company’s Annual Report on Form 10-K for the fiscal year June 29, 2008.
Stock Repurchase Program. Effective July 26, 2000, the Board authorized the Company to repurchase up to 10.0 million shares of its common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. Effective April 24, 2003, the Board re-instituted the stock repurchase program. Accordingly, the Company purchased 0.5 million shares in fiscal year 2003 and 1.3 million shares in fiscal year 2004. As of September 28, 2008, the Company had remaining authority to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003, and the Company has no immediate plans to reinstitute the program.
Environmental Liabilities. On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston from INVISTA S.a.r.l. (“INVISTA”). The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the United States Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards. Under the terms of the Ground Lease, upon completion by DuPont of required remedial action, ownership of the Kinston site was to pass to the Company and after seven years of sliding scale shared responsibility with DuPont, the Company would have had sole responsibility for future remediation requirements, if any. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.
Market Conditions. The current global economic conditions could reduce demand for the Company’s product faster than management’s ability to react through further consolidation of its manufacturing capacity, since the Company is a high volume, high fixed cost business. These conditions could also materially affect the Company’s customers causing reductions or cancellations of existing sales orders and inhibit the collectibility of receivables. In addition, the Company’s suppliers may be unable to fulfill the Company’s outstanding orders or could change credit terms that would negatively affect the Company’s liquidity. All of these factors could adversely impact the Company’s results of operations, financial condition and cash flows.
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
Borrowings under the Amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% for LIBOR rate revolving loans and prime plus 0.00% to 0.50% for the prime rate revolving loan. The Company can decrease the LIBOR revolving loan interest rate by 0.25% if it maintains a fixed charge coverage ratio in excess of 1.5 to 1.0 for the four previous fiscal quarters. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at September 28, 2008 was 5.00% for the prime rate revolving loan. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base. The Company primarily borrows using the LIBOR fixed rate loans discussed below.
As of September 28, 2008, the Company had no separate LIBOR rate revolving loans outstanding under the credit facility. As of September 28, 2008, under the terms of the Amended Credit Agreement, the Company had remaining availability of $89.3 million, however given the current economic conditions in the U.S. and the tightening of the credit markets, the Company’s ability to borrow under the agreement may be negatively impacted.
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
On May 26, 2006, the Company issued the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at September 28, 2008 and at June 29, 2008, was approximately $156.8 million and $157.7 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth of November and May each year.
As of September 28, 2008, the Company was in compliance with the Amended Credit Agreement and 2014 note covenants.
As discussed under “Other Factors Affecting Liquidity”, in accordance with the 2014 notes collateral documents and the Indenture, the net proceeds of sales of the First Priority Collateral are required to be deposited into a separate account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of September 28, 2008 and June 29, 2008, the Company had $14.5 million and $18.2 million, respectively, of restricted funds available to purchase additional qualifying assets.
Unifi do Brazil, receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was 12.3% on September 28, 2008. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil makes certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 13.7% as of September 28, 2008. The ability to make new borrowings under the tax incentive program ended in May 2008 and was replaced by other favorable tax incentives.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115” that expands the use of fair value measurement of various financial instruments and other items. This statement provides entities the option to record certain financial assets and liabilities, such as firm commitments, non-financial insurance contracts and warranties, and host financial instruments at fair value. Generally, the fair value option may be applied instrument by instrument and is irrevocable once elected. The unrealized gains and losses on elected items would be recorded as earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. On June 30, 2008, the Company determined it would not elect to record any eligible balance sheet accounts at fair value.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout U.S. generally accepted accounting principles (“GAAP”). The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff

Position (“FSP”) FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 and the adoption of this standard did not have a material effect on its consolidated financial statements.
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
Forward-Looking Statements
Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to:
•	the competitive nature of the textile industry and the impact of worldwide competition;

•	changes in the trade regulatory environment and governmental policies and legislation;

•	the availability, sourcing and pricing of raw materials;

•	general domestic and international economic and industry conditions in markets where the Company competes, such as recession and other economic and political factors over which the Company has no control;

•	changes in consumer spending, customer preferences, fashion trends and end-uses;

•	its ability to reduce production costs;

•	changes in currency exchange rates, interest and inflation rates;

•	the financial condition of its customers;

•	its ability to sell excess assets;

•	technological advancements and the continued availability of financial resources to fund capital expenditures;

•	the operating performance of joint ventures, alliances and other equity investments;

•	the impact of environmental, health and safety regulations;

•	the loss of a material customer;

•	employee relations;

•	volatility of financial and credit markets;

•	the continuity of the Company’s leadership; and

•	the success of the Company’s consolidation initiatives.
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
Currency Exchange Rate Risk: The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded (export sales and purchase commitments) and the dates they are consummated (cash receipts and cash disbursements in foreign currencies). The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, North American, and Brazilian currencies to hedge balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counterparties for these instruments are major financial institutions. The Company is specifically exposed to currency exchange rate risk in its Brazilian operation.
Currency forward contracts are entered into to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity date for all outstanding purchase and sales foreign currency forward contracts is November 2008 and January 2009, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 28,	June 29,
	2008	2008
Foreign currency purchase contracts:
Notional amount	$507	$492
Fair value	461	499

Net (gain) loss	$46	$(7)

	September 28,	June 29,
	2008	2008
Foreign currency sales contracts:
Notional amount	$1,463	$620
Fair value	1,410	642

Net gain (loss)	$53	$(22)

For the quarters ended September 28, 2008 and September 23, 2007, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in pre-tax income of $0.3 million and pre-tax loss of $0.3 million, respectively.
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
Item 4. Controls and Procedures
As of September 28, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 29, 2008. Those risk factors could materially affect the Company’s business, financial condition and future results and should be carefully considered. Additional risks and uncertainties not currently known to management or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and (b) are not applicable.
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended September 28, 2008:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
6/30/08 - 7/29/08	—	—	—	6,807,241

7/30/08 - 8/29/08	—	—	—	6,807,241

8/30/08 - 9/28/08	—	—	—	6,807,241

Total	—	—	—

On April 25, 2003, the Company announced that its Board had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. As of September 28, 2008, there is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.
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

UNIFI, INC.

Date: November 7, 2008	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer