Form 10-Q
period 2008-12-28
UNIFI INC
filed 2009-02-06
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of February 3, 2009 was 62,057,300.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended December 28, 2008

Part.1 Financial Information
Item.1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	December 28,	June 29,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,619	$20,248
Receivables, net	68,611	103,272
Inventories	127,107	122,890
Deferred income taxes	1,417	2,357
Assets held for sale	1,700	4,124
Restricted cash	5,970	9,314
Other current assets	5,330	3,693

Total current assets	222,754	265,898

Property, plant and equipment	782,227	855,324
Less accumulated depreciation	(619,932)	(678,025)

	162,295	177,299
Investments in unconsolidated affiliates	71,094	70,562
Restricted cash	13,817	26,048
Goodwill	18,579	18,579
Intangible assets, net	19,328	20,386
Other noncurrent assets	10,841	12,759

Total assets	$518,708	$591,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,505	$44,553
Accrued expenses	17,475	25,531
Income taxes payable	41	681
Current maturities of long-term debt and other current liabilities	6,313	9,805

Total current liabilities	52,334	80,570

Long-term debt and other liabilities	195,502	204,366
Deferred income taxes	477	926
Commitments and contingencies
Shareholders’ equity:
Common stock	6,206	6,069
Capital in excess of par value	29,447	25,131
Retained earnings	244,750	254,494
Accumulated other comprehensive income (loss)	(10,008)	19,975

	270,395	305,669

Total liabilities and shareholders’ equity	$518,708	$591,531

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended		For the Six-Months Ended
	December 28,	December 23,	December 28,	December 23,
	2008	2007	2008	2007
Net sales	$125,727	$183,369	$294,736	$353,905
Cost of sales	123,415	175,049	278,999	334,592
Selling, general & administrative expenses	9,304	12,008	19,849	26,462
Provision (recovery) for bad debts	501	(189)	1,059	65
Interest expense	5,748	6,578	11,713	13,290
Interest income	(680)	(746)	(1,593)	(1,580)
Other (income) expense, net	(5,212)	(2,192)	(5,773)	(3,190)
Equity in (earnings) losses of unconsolidated affiliates	(162)	21	(3,644)	(157)
Restructuring charges	—	4,205	—	6,837
Write down of long-lived assets	—	2,247	—	2,780
Write down of investment in unconsolidated affiliates	1,483	—	1,483	4,505

Loss from continuing operations before income taxes	(8,670)	(13,612)	(7,357)	(29,699)
Provision (benefit) from income taxes	614	(5,757)	2,499	(12,688)

Loss from continuing operations	(9,284)	(7,855)	(9,856)	(17,011)
Income from discontinued operations — net of tax	216	109	112	77

Net loss	$(9,068)	$(7,746)	$(9,744)	$(16,934)

Losses per common share (basic and diluted):
Net loss — continuing operations	$(.15)	$(.13)	$(.16)	$(.28)
Net income — discontinued operations	—	—	—	—

Net loss — basic and diluted	$(.15)	$(.13)	$(.16)	$(.28)

Weighted average outstanding shares of common stock (basic and diluted)	62,030	60,553	61,582	60,545
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Six-Months Ended
	December 28,	December 23,
	2008	2007
Cash and cash equivalents at beginning of year	$20,248	$40,031
Operating activities:
Net loss	(9,744)	(16,934)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Income from discontinued operations	(112)	(77)
(Earnings) losses of unconsolidated equity affiliates, net of distributions	(1,579)	303
Depreciation	15,832	18,850
Amortization	2,137	2,324
Stock-based compensation expense	622	392
Deferred compensation expense (recovery), net	(69)	173
Net gain on asset sales	(5,910)	(1,413)
Non-cash write down of long-lived assets	—	2,780
Non-cash write down of investment in unconsolidated affiliate	1,483	4,505
Non-cash portion of restructuring charges	—	6,837
Deferred income tax expense (benefit)	35	(14,699)
Provision for bad debts	1,059	65
Other	256	(568)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	(11,962)	(8,124)

Net cash used in continuing operating activities	(7,952)	(5,586)

Investing activities:
Capital expenditures	(7,829)	(3,827)
Acquisition	(500)	—
Change in restricted cash	10,118	(14,810)
Proceeds from sale of capital assets	6,950	10,560
Proceeds from sale of equity affiliate	—	8,750
Collection of notes receivable	—	267
Return of capital from equity affiliate	—	234

Net cash provided by investing activities	8,739	1,174

Financing activities:
Borrowings of long-term debt	14,600	—
Payments of long-term debt	(20,578)	(11,000)
Proceeds from stock option exercises	3,830	—
Other	37	(708)

Net cash used in financing activities	(2,111)	(11,708)

Cash flows of discontinued operations:
Operating cash flow	(162)	(201)

Net cash used in discontinued operations	(162)	(201)

Effect of exchange rate changes on cash and cash equivalents	(6,143)	2,065

Net decrease in cash and cash equivalents	(7,629)	(14,256)

Cash and cash equivalents at end of period	$12,619	$25,775

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet of Unifi, Inc. (the “Company”) at June 29, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 29, 2008, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 28, 2008, and the results of operations and cash flows for the periods ended December 28, 2008 and December 23, 2007. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 29, 2008. Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 65 to 71 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

2.	Inventories

Inventories are comprised of the following (amounts in thousands):

	December 28,	June 29,
	2008	2008
Raw materials and supplies	$55,013	$51,407
Work in process	4,861	7,021
Finished goods	67,233	64,462

	$127,107	$122,890

3.	Accrued Expenses

Accrued expenses are comprised of the following (amounts in thousands):

	December 28,	June 29,
	2008	2008
Payroll and fringe benefits	$6,064	$11,101
Severance	1,562	1,935
Interest	2,705	2,813
Utilities	1,443	3,114
Closure reserve	619	1,414
Retiree benefits	1,617	1,733
Property taxes	2,383	1,132
Other	1,082	2,289

	$17,475	$25,531

4.	Other (Income) Expense, Net
The following table summarizes the Company’s other (income) expense, net (amounts in thousands):

	For the Quarters Ended		For the Six-Months Ended
	December 28,	December 23,	December 28,	December 23,
	2008	2007	2008	2007
Gain on sale of fixed assets	$(5,594)	$(1,271)	$(5,910)	$(1,413)
Gain from sale of nitrogen credits	—	(807)	—	(1,614)
Technology fee from China joint venture	—	(250)	—	(688)
Currency losses	380	131	77	458
Other, net	2	5	60	67

Other (income) expense, net	$(5,212)	$(2,192)	$(5,773)	$(3,190)

5.	Goodwill and Other Intangible Assets, Net

The Company accounts for its goodwill and other intangibles under the provisions of Statements of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. As a result of the significant decline in the Company’s market capitalization during the second quarter, the Company determined that it was appropriate to perform an interim impairment analysis. Accordingly, the Company conducted an impairment test of its goodwill during the second quarter of fiscal year 2009 and concluded that no impairment was necessary.

Other intangible assets subject to amortization consisted of customer relationships of $22.0 million and non-compete agreements of $4.0 million which were entered in connection with an asset acquisition consummated in fiscal year 2007. The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its twelve year life and the non-compete agreement is being amortized using the straight-line method over six years. There are no residual values related to these intangible assets. Accumulated amortization at December 28, 2008 and June 29, 2008 for these intangible assets was $7.2 million and $5.6 million, respectively.

In addition, the Company allocated $0.5 million to customer relationships arising from a transaction that closed in the second quarter of fiscal year 2009. This customer list will be amortized using the straight-line method over a period of one and a half years.

The intangible assets discussed above both relate to the polyester segment.

The following table represents the expected intangible asset amortization for the next five fiscal years (amounts in thousands):

	Aggregate Amortization Expenses
	2010	2011	2012	2013	2014
Customer list	$2,993	$2,173	$2,022	$1,837	$1,481
Non-compete contract	571	571	571	571	286

	$3,564	$2,744	$2,593	$2,408	$1,767

6.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 and the adoption of this standard did not have a material effect on its consolidated financial statements.

7.	Comprehensive Income (Loss)

Comprehensive losses amounted to $23.2 million and $39.7 million for the second quarter and year-to-date periods of fiscal year 2009, respectively, compared to comprehensive losses of $4.7 million and $10.4 million for the second quarter and the year-to-date periods of fiscal year 2008. Comprehensive losses were comprised of net losses of $9.1 million and $9.7 million for the second quarter and year-to-date periods of fiscal year 2009, respectively, and negative cumulative translation adjustments of $14.1 million and $30.0 million, respectively. Comparatively, comprehensive losses for the corresponding periods in the prior fiscal year were derived from net losses of $7.7 million and $16.9 million, and positive cumulative translation adjustments of $3.0 million and $6.5 million, respectively. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

8.	Investments in Unconsolidated Affiliates

The following table represents the Company’s investments in unconsolidated affiliates:

			Percent
Affiliate Name	Date Acquired	Location	Ownership

Yihua Unifi Fibre Company Limited	August 2005 (1)	Yizheng, Jiangsu Province, People’s Republic of China	50%

Parkdale America, LLC	June 1997	North and South Carolina	34%

Unifi-SANS Technical Fibers, LLC	September 2000 (2)	Stoneville, North Carolina	50%

U.N.F. Industries, LLC	September 2000	Migdal Ha — Emek, Israel	50%

(1)
The Company is currently negotiating the sale of YUFI and therefore the Company did not record its share of equity losses in YUFI for the year-to-date period ended December 28, 2008 since the carrying value of its investment reflects the lower fair value of $9.0 million after impairment charges. See Footnote 12 — “Impairment Charges” for further discussion.

(2)	Sold in the second quarter of fiscal year 2008

Condensed income statement information for the quarters and six-months ended December 28, 2008 and December 23, 2007, of the combined unconsolidated equity affiliates, Yihua Unifi Fibre Company Limited (“YUFI”), UNIFI-SANS Technical Fibers, LLC (“USTF”), Parkdale America, LLC (“PAL”), and U.N.F. Industries Ltd (“UNF”) are as follows (amounts in thousands):

	For the Quarter Ended December 28, 2008
	YUFI	PAL	UNF	Total
Net sales	$30,950	$97,194	$6,543	$134,687
Gross profit (loss)	(1,528)	5,825	(877)	3,420
Depreciation and amortization	1,325	5,447	474	7,246
Income (loss) from operations	(2,783)	2,546	(1,374)	(1,611)
Net income (loss)	(2,949)	1,794	(1,268)	(2,423)

	For the Six-Months Ended December 28, 2008
	YUFI	PAL	UNF	Total
Net sales	$70,830	$219,278	$12,435	$302,543
Gross profit (loss)	(3,575)	12,072	(1,667)	6,830
Depreciation and amortization	2,720	9,904	948	13,572
Income (loss) from operations	(6,939)	6,024	(2,625)	(3,540)
Net income (loss)	(7,566)	11,940	(2,411)	1,963

	For the Quarter Ended December 23, 2007
	YUFI	PAL	UNF	Total
Net sales	$36,051	$104,944	$4,467	$145,462
Gross profit (loss)	(227)	5,827	(163)	5,437
Depreciation and amortization	1,294	4,760	316	6,370
Income (loss) from operations	(1,856)	2,532	(277)	399
Net income (loss)	(2,431)	3,213	(231)	551

	For the Six-Months Ended December 23, 2007
	USTF	YUFI	PAL	UNF	Total
Net sales	$6,455	$73,120	$215,539	$11,830	$306,944
Gross profit (loss)	571	(534)	10,449	155	10,641
Depreciation and amortization	578	2,618	9,670	790	13,656
Income (loss) from operations	188	(3,628)	3,590	(142)	8
Net income (loss)	148	(4,845)	4,566	(88)	(219)
9.	Income Taxes

The Company’s income tax provision for the quarter ended December 28, 2008 resulted in tax expense at an effective rate of 7.1% as compared to the quarter ended December 23, 2007, which resulted in tax benefit at an effective rate of 42.3%. The Company’s income tax provision for the year-to-date period ended December 28, 2008 resulted in tax expense at an effective rate of 33.5% compared to the year-to-date period ended December 23, 2007 which resulted in a tax benefit at an effective rate of 42.7%. The primary differences between the Company’s effective tax rate and the U.S. statutory rate for the quarter and year-to-date period ended December 28, 2008 were attributable to state income tax benefits, foreign income taxed at rates less than the U.S. statutory rate and an increase in the valuation allowance. The primary differences between the Company’s effective tax rate and the U.S. statutory rate for the quarter ended December 23, 2007 were losses from certain foreign operations taxed at a lower effective rate, state income tax benefits, and a decrease in the valuation allowance.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has continued to record a valuation allowance against its net domestic deferred tax assets, and certain foreign deferred tax assets related to net operating losses, as those net deferred tax assets are more likely than not to be unrealizable for income tax purposes. The valuation allowance increased to $3.5 million and $4.1 million in the quarter and year-to-date period ended December 28, 2008, respectively, compared to a $1.7 million and $6.8 million decrease in the quarter and year-to-date period ended December 23, 2007. The net increase in the valuation allowance for the quarter ended December 28, 2008 primarily consisted of a $2.8 million increase for net operating losses generated this quarter (federal and state), and an increase of $0.7 million related to other temporary differences this quarter. The net increase in the valuation allowance for the year-to-date period ended December 28, 2008 primarily consisted of a $3.7 million increase for net operating losses generated year-to-date (federal and state), and an increase of $0.4 million related to other temporary differences.

There was no change in the amount of interest and penalties during the quarter and year-to-date period ended December 28, 2008 due to the company’s federal and state net operating loss carryforwards.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2007 and 2008. The Internal Revenue Service (“IRS”) recently concluded its exam for fiscal years 2003 through 2006. The Company is also subject to income tax examinations for non-U.S. income taxes for tax years 2000 through 2008, and for state and local income taxes for fiscal years 2001 through 2008.

10.	Stock-Based Compensation

During the second quarter of fiscal year 2008, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 1,570,000 stock options from the 1999 Long-Term Incentive Plan of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. The stock options issued to key employees are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The stock options issued to certain Board members are subject to a similar market condition in that one half of each member’s options vest on the date that the closing price of the Company’s common stock shall have been at least $8.00 per share for thirty consecutive trading days and the remaining one half vest on the date that the closing price of the Company’s common stock shall have been at least $10.00 per share for thirty consecutive trading days. The Company used a Monte Carlo stock option model to estimate fair value and the derived vesting periods which range from 2.4 to 3.9 years.

On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant.

During the second quarter of fiscal year 2009, the Committee of the Board authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The exercise price is $4.16 per share. The Company used a Monte Carlo stock option model to estimate the fair value of $2.49 per share and the derived vesting period of 1.2 years.

The Company incurred $0.3 million in the second quarter of both fiscal years 2009 and 2008, and $0.6 million and $0.4 million for the year-to-date periods, respectively, in stock-based compensation charges which were recorded as selling, general and administrative (“SG&A”) expenses with the offset to capital in excess of par value.

The Company issued 100,000 shares of common stock and 1,368,300 shares of common stock during the second quarter of fiscal year 2009 and the 2009 fiscal year-to-date period, respectively, as a result of the exercise of an equivalent number of stock options.

11.	Assets Held for Sale

As of June 29, 2008, the Company had assets held for sale related to the consolidation of its polyester manufacturing capacity, which included the remaining assets and structures at the Kinston site which have a carrying value of $1.7 million and certain real property and related assets located in Yadkinville, North Carolina which have a carrying value of $2.4 million.

During the first quarter of fiscal year 2009, the Company reclassified as held and used $0.4 million of machines located in Yadkinville, North Carolina. During the second quarter of fiscal year 2009, the Company sold $0.6 million of the assets in Yadkinville, North Carolina to its Brazilian subsidiary.

On September 29, 2008, the Company entered into an agreement to sell the assets located in Yadkinville, North Carolina for $7.0 million. On December 19, 2008, the Company completed the sale which resulted in net proceeds of $6.6 million and a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009.

The following table summarizes by category assets held for sale (amounts in thousands):

	December 28,	June 29,
	2008	2008
Land	$—	$30
Building	—	1,348
Machinery and equipment	1,700	2,746

	$1,700	$4,124

12.	Impairment Charges

Write down of long-lived assets

During the first quarter of fiscal year 2008, the Company’s Brazilian polyester operation continued the modernization plan for its facilities by abandoning four of its older machines and replacing them with newer machines transferred from the Company’s domestic polyester division. As a result, the Company recognized $0.5 million in non-cash impairment charges on the older machines.

During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at its Dillon, South Carolina facility and determined that a $1.6 million non-cash impairment charge was required.

In addition, the Company negotiated with a third party to sell the manufacturing facility located in Kinston, North Carolina. As a result of these negotiations, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, the Company recorded $0.7 million in non-cash impairment charges in the second quarter of fiscal year 2008.

Write down of investment in unconsolidated affiliates

During the first quarter of fiscal year 2008, the Company performed a review of the fair value of USTF as part of the negotiations related to the sale. The Company determined that the carrying value exceeded its fair value and recorded a non-cash impairment charge of $4.5 million. The investment was sold in the second quarter of fiscal year 2008.

During the second quarter of fiscal year 2009, the Company and Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”) renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC for $9.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. As a result, the Company recorded an additional impairment charge of $1.5 million due to the decline in the value of its investment and other related assets.

13.	Severance and Restructuring Charges

Severance

In the first quarter of fiscal year 2008, the Company announced the closure of its polyester facility in Kinston, North Carolina. The Kinston facility produced partially oriented yarn (“POY”) for internal consumption and third party sales. The Company now purchases its commodity POY needs from external suppliers for conversion in its texturing operations. The Company continues to produce POY in its Yadkinville, North Carolina facility for specialty and premier valued-added (“PVA”) yarns and certain other commodity yarns. During the first quarter of fiscal year 2008, the Company recorded $0.8 million for severance related to its Kinston consolidation which was reflected on the “Cost of sales” line item in the Consolidated Statements of Operations. Approximately 231 employees, which included 31 salaried positions and 200 wage positions, were affected as a result of the reorganization.

In the second quarter of fiscal year 2008, the Company recorded an additional $0.4 million in severance costs related to Kinston employees who were associated with providing site services.

The Company recorded severance of $2.4 million for its former President and Chief Executive Officer during the first quarter of fiscal year 2008 and $1.7 million for severance related to its former Chief Financial Officer during the second quarter of fiscal year 2008 which were reflected on the “Selling, general, & administrative expense” line item in the Consolidated Statements of Operations.

On May 14, 2008, the Company announced the closure of its Staunton, Virginia facility and the transfer of all its production to its facility in Yadkinville, North Carolina which was completed in November 2008. During the first quarter of fiscal year 2009, the Company recorded $0.1 million for severance related to its Staunton consolidation. Approximately 6 salaried employees and 35 wage employees were affected by this reorganization. The expenses were reflected on the “Cost of sales” line item in the Consolidated Statements of Operations.

Restructuring

In the first quarter of fiscal year 2008, the Company recorded $1.5 million for restructuring charges related to unfavorable Kinston contracts for continued services after the closing of the facility.

In fiscal year 2007, the Company recorded a $2.9 million unfavorable contract reserve related to a portion of the sales and service contract which it entered into with Dillon for continued support of the Dillon business through December 2008. A portion of the sales and service contract was deemed to be unfavorable, after the Company announced its plan to consolidate the Dillon capacity into its other facilities.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the period ended December 28, 2008 (amounts in thousands):

	Balance at				Balance at
	June 29, 2008	Charges	Adjustments	Amounts Used	December 28, 2008

Accrued severance	$3,668	146	5	(1,280)	$2,539 (1)
Accrued restructuring	$1,414	—	245	(1,040)	$619

(1)	As of December 28, 2008, the Company classified $1.0 million of accrued executive severance as long term.
14.	Discontinued Operations

The manufacturing facilities in Ireland ceased operations on October 31, 2004. The Company is in the process of closing the business which should be completed by the end of the third quarter of fiscal year 2009. The Company does not anticipate significant future cash flow activity from its discontinued operations. The Company recorded income of $0.2 million and $0.1 million for the second quarter of fiscal years 2009 and 2008, respectively, and income of $0.1 million and $0.1 million for the year-to-date periods, respectively.

15.	Derivative Financial Instruments

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

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are February 2009 and March 2009, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 28,	June 29,
	2008	2008
Foreign currency purchase contracts:
Notional amount	$638	$492
Fair value	664	499

Net (gain) loss	$(26)	$(7)

Foreign currency sales contracts:
Notional amount	$656	$620
Fair value	638	642

Net gain (loss)	$18	$(22)

For the quarters ended December 28, 2008 and December 23, 2007, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in a pre-tax loss of $0.4 million and $0.1 million, respectively. For the year-to-date periods ended December 28, 2008 and December 23, 2007, the total impact of foreign currency related items resulted in a pre-tax loss of $0.1 million and $0.5 million, respectively.

16.	Contingencies

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

In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction, the Company and Dillon entered into a Sales and Services Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon an aggregate amount of $6.0 million in exchange for certain sales and transitional services to be provided by Dillon’s sales staff and executive management, of which $0.8 million was paid during the first and second quarters of both fiscal year 2009 and fiscal year 2008. On December 1, 2008, the Company entered into an agreement to extend the Sales and Service agreement for a term of one year effective January 1, 2009 pursuant to which the Company will pay Dillon an aggregate amount of $1.7 million. Mr. Stephen Wener is the President and Chief Executive Officer of Dillon and is a director of the Company.

18.	Segment Disclosures

The following is the Company’s selected segment information for the quarters and six-month periods ended December 28, 2008 and December 23, 2007 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended December 28, 2008:
Net sales to external customers	$93,984	$31,743	$125,727
Depreciation and amortization	5,419	1,795	7,214
Segment operating profit (loss)	(6,735)	(257)	(6,992)
Total assets	332,774	84,505	417,279

Quarter ended December 23, 2007:
Net sales to external customers	$135,119	$48,250	$183,369
Intersegment net sales	1,422	752	2,174
Depreciation and amortization	6,273	3,291	9,564
Segment operating profit (loss)	(10,845)	705	(10,140)
Total assets	381,758	98,900	480,658
The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	December 28,	December 23,
	2008	2007
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$7,214	$9,564
Depreciation of allocated assets	418	559
Amortization of allocated assets	289	291

Consolidated depreciation and amortization	$7,921	$10,414

Reconciliation of segment operating loss to loss from continuing operations before income taxes:
Reportable segments operating loss	$(6,992)	$(10,140)
Provision (recovery) for bad debts	501	(189)
Interest expense, net	5,068	5,832
Other (income) expense, net	(5,212)	(2,192)
Equity in (earnings) losses of unconsolidated affiliates	(162)	21
Write down of investment in unconsolidated affiliate	1,483	—

Loss from continuing operations before income taxes	$(8,670)	$(13,612)

	Polyester	Nylon	Total
Six-Months ended December 28, 2008:
Net sales to external customers	$216,963	$77,773	$294,736
Intersegment net sales	—	71	71
Depreciation and amortization	12,401	4,103	16,504
Segment operating profit (loss)	(6,925)	2,813	(4,112)

Six-Months ended December 23, 2007:
Net sales to external customers	$264,498	$89,407	$353,905
Intersegment net sales	3,219	1,521	4,740
Depreciation and amortization	12,883	6,583	19,466
Segment operating profit (loss)	(18,237)	1,471	(16,766)
The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Six-Months Ended
	December 28,	December 23,
	2008	2007
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$16,504	$19,466
Depreciation of allocated assets	886	1,127
Amortization of allocated assets	579	581

Consolidated depreciation and amortization	$17,969	$21,174

Reconciliation of segment operating loss to loss from continuing operations before income taxes:
Reportable segments operating loss	$(4,112)	$(16,766)
Provision for bad debts	1,059	65
Interest expense, net	10,120	11,710
Other (income) expense, net	(5,773)	(3,190)
Equity in earnings of unconsolidated affiliates	(3,644)	(157)
Write down of investment in unconsolidated affiliate	1,483	4,505

Loss from continuing operations before income taxes	$(7,357)	$(29,699)

For purposes of internal management reporting, segment operating loss represents segment net sales less cost of sales, allocated selling, general and administrative expenses, segment restructuring charges, and segment impairments of long-lived assets. Certain non-segment manufacturing and unallocated selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. In the prior year, consolidated intersegment sales were recorded at market. Beginning in fiscal year 2009, the Company changed its domestic intersegment transfer pricing of inventory from a market value approach to a cost approach. Using the new methodology, no intersegment sales are recorded for domestic transfers of inventory. The amounts of domestic intersegment sales that were included in the prior second quarter and year-to-date numbers totaled $1.4 million and $3.2 million, respectively, for domestic polyester and $0.8 million and $1.5 million, respectively, for domestic nylon. The remaining intersegment sales relate to sales to the Company’s foreign subsidiaries which are still recorded at market.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting, relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, interest expense, net, and corporate equity investment and long-lived asset impairments.

Segment operating loss excluded the provision (recovery) for bad debts of $0.5 million and $(0.2) million for the current and prior year second quarter periods, respectively, and $1.1 million and $0.1 million for the year-to-date periods, respectively.

The total assets for the polyester segment decreased from $387.0 million at June 29, 2008 to $332.8 million at December 28, 2008 primarily due to decreases in accounts receivable, property, plant, and equipment, cash, long-term restricted cash, short-term restricted cash, other non-current assets, other current assets, and deferred taxes of $23.7 million, $11.5 million, $5.1 million, $5.1 million, $3.3 million, $2.4 million, $2.2 million, and $0.9 million, respectively. The total assets for the nylon segment decreased from $92.5 million at June 29, 2008 to $84.5 million at December 28, 2008 due primarily to decreases in accounts receivable and property, plant, and equipment of $8.9 million and $3.8 million, respectively. These decreases were offset by increases in inventory and cash of $4.2 million and $0.5 million, respectively.

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

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Information as of December 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,312	$(159)	$11,466	$—	$12,619
Receivables, net	7	56,484	12,120	—	68,611
Inventories	—	98,918	28,189	—	127,107
Deferred income taxes	—	—	1,417	—	1,417
Assets held for sale	—	1,700	—	—	1,700
Restricted cash	—	—	5,970	—	5,970
Other current assets	223	2,201	2,906	—	5,330

Total current assets	1,542	159,144	62,068	—	222,754

Property, plant and equipment	11,336	712,893	57,998	—	782,227
Less accumulated depreciation	(1,758)	(576,635)	(41,539)	—	(619,932)

	9,578	136,258	16,459	—	162,295

Investments in unconsolidated affiliates	—	58,065	13,029	—	71,094
Restricted cash	—	11,106	2,711	—	13,817
Investments in consolidated subsidiaries	393,553	—	—	(393,553)	—
Goodwill and intangible assets, net	—	37,907	—	—	37,907
Other noncurrent assets	58,261	(42,697)	(4,723)	—	10,841

	$462,934	$359,783	$89,544	$(393,553)	$518,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$139	$25,211	$3,155	$—	$28,505
Accrued expenses	3,204	12,129	2,142	—	17,475
Income taxes payable	(804)	764	81	—	41
Current maturities of long-term debt and other current liabilities	—	343	5,970	—	6,313

Total current liabilities	2,539	38,447	11,348	—	52,334

Long-term debt and other liabilities	190,000	2,791	2,711	—	195,502
Deferred income taxes	—	—	477	—	477
Shareholders’/ invested equity	270,395	318,545	75,008	(393,553)	270,395

	$462,934	$359,783	$89,544	$(393,553)	$518,708

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Balance Sheet Information as of June 29, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$689	$3,377	$16,182	$—	$20,248
Receivables, net	66	82,040	21,166	—	103,272
Inventories	—	92,581	30,309	—	122,890
Deferred income taxes	—	—	2,357	—	2,357
Assets held for sale	—	4,124	—	—	4,124
Restricted cash	—	—	9,314	—	9,314
Other current assets	26	733	2,934	—	3,693

Total current assets	781	182,855	82,262	—	265,898

Property, plant and equipment	11,273	765,710	78,341	—	855,324
Less accumulated depreciation	(1,616)	(623,262)	(53,147)	—	(678,025)

	9,657	142,448	25,194	—	177,299

Investments in unconsolidated affiliates	—	60,853	9,709	—	70,562
Restricted cash	—	18,246	7,802	—	26,048
Investments in consolidated subsidiaries	417,503	—	—	(417,503)	—
Goodwill and intangible assets, net	—	38,965	—	—	38,965
Other noncurrent assets	74,271	(60,879)	(633)	—	12,759

	$502,212	$382,488	$124,334	$(417,503)	$591,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$172	$39,328	$5,053	$—	$44,553
Accrued expenses	3,371	18,011	4,149	—	25,531
Income taxes payable	—	—	681	—	681
Current maturities of long-term debt and other current liabilities	—	491	9,314	—	9,805

Total current liabilities	3,543	57,830	19,197	—	80,570

Long-term debt and other liabilities	193,000	3,563	7,803	—	204,366
Deferred income taxes	—	—	926	—	926
Shareholders’/ invested equity	305,669	321,095	96,408	(417,503)	305,669

	$502,212	$382,488	$124,334	$(417,503)	$591,531

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended December 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$103,324	$22,586	$(183)	$125,727
Cost of sales	—	103,756	19,750	(91)	123,415
Selling, general and administrative expenses	190	7,669	1,537	(92)	9,304
Provision (recovery) for bad debts	—	620	(119)	—	501
Interest expense	5,717	31	—	—	5,748
Interest income	(27)	(2)	(651)	—	(680)
Other (income) expense, net	(13)	(5,242)	(1)	44	(5,212)
Equity in (earnings) losses of unconsolidated affiliates	—	(610)	634	(186)	(162)
Equity in subsidiaries	2,640	—	—	(2,640)	—
Write down of investment in unconsolidated affiliate	—	483	1,000	—	1,483

Income (loss) from continuing operations before income taxes	(8,507)	(3,381)	436	2,782	(8,670)
Provision (benefit) for income taxes	561	(573)	626	—	614

Income (loss) from continuing operations	(9,068)	(2,808)	(190)	2,782	(9,284)
Income from discontinued operations, net of tax	—	—	216	—	216

Net income (loss)	$(9,068)	$(2,808)	$26	$2,782	$(9,068)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended December 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$149,387	$34,402	$(420)	$183,369
Cost of sales	—	144,756	30,506	(213)	175,049
Selling, general and administrative expenses	—	10,076	2,000	(68)	12,008
Provision (recovery) for bad debts	—	(367)	178	—	(189)
Interest expense	6,316	161	101	—	6,578
Interest income	(184)	(136)	(426)	—	(746)
Other (income) expense, net	(6,239)	3,602	201	244	(2,192)
Equity in (earnings) losses of unconsolidated affiliates	—	(1,342)	1,331	32	21
Equity in subsidiaries	(5,159)	—	—	5,159	—
Write down of long-lived assets	—	2,247	—	—	2,247
Restructuring charges	—	4,205	—	—	4,205

Income (loss) from continuing operations before income taxes	5,266	(13,815)	511	(5,574)	(13,612)
Provision (benefit) for income taxes	13,012	(19,372)	603	—	(5,757)

Income (loss) from continuing operations	(7,746)	5,557	(92)	(5,574)	(7,855)
Income from discontinued operations, net of tax	—	—	109	—	109

Net income (loss)	$(7,746)	$5,557	$17	$(5,574)	$(7,746)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Six-Months Ended December 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$233,015	$62,253	$(532)	$294,736
Cost of sales	—	226,235	53,185	(421)	278,999
Selling, general and administrative expenses	190	16,239	3,573	(153)	19,849
Provision (recovery) for bad debts	—	1,074	(15)	—	1,059
Interest expense	11,646	62	5	—	11,713
Interest income	(46)	(48)	(1,499)	—	(1,593)
Other (income) expense, net	(15)	(5,222)	(361)	(175)	(5,773)
Equity in (earnings) losses of unconsolidated affiliates	—	(4,060)	1,205	(789)	(3,644)
Equity in subsidiaries	(1,251)	—	—	1,251	—
Write down of investment in unconsolidated affiliate	—	483	1,000	—	1,483

Income (loss) from continuing operations before income taxes	(10,524)	(1,748)	5,160	(245)	(7,357)
Provision (benefit) for income taxes	(780)	802	2,477	—	2,499

Income (loss) from continuing operations	(9,744)	(2,550)	2,683	(245)	(9,856)
Income from discontinued operations, net of tax	—	—	112	—	112

Net income (loss)	$(9,744)	$(2,550)	$2,795	$(245)	$(9,744)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Six-Months Ended December 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$290,230	$64,576	$(901)	$353,905
Cost of sales	—	277,871	57,419	(698)	334,592
Selling, general and administrative expenses	—	22,876	3,747	(161)	26,462
Provision for bad debts	—	47	18	—	65
Interest expense	12,878	315	97	—	13,290
Interest income	(336)	(136)	(1,108)	—	(1,580)
Other (income) expense, net	(12,753)	8,903	416	244	(3,190)
Equity in (earnings) losses of unconsolidated affiliates	—	(2,251)	2,466	(372)	(157)
Equity in subsidiaries	4,049	—	—	(4,049)	—
Write down of long-lived assets	—	2,247	533	—	2,780
Write down of investment in unconsolidated affiliate	—	4,505	—	—	4,505
Restructuring charges	—	6,837	—	—	6,837

Income (loss) from continuing operations before income taxes	(3,838)	(30,984)	988	4,135	(29,699)
Provision (benefit) for income taxes	13,096	(26,905)	1,121	—	(12,688)

Income (loss) from continuing operations	(16,934)	(4,079)	(133)	4,135	(17,011)
Income from discontinued operations, net of tax	—	—	77	—	77

Net income (loss)	$(16,934)	$(4,079)	$(56)	$4,135	$(16,934)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Six-Months Ended December 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$4,642	$(11,129)	$(1,316)	$(149)	$(7,952)

Investing activities:
Capital expenditures	(68)	(6,742)	(1,769)	750	(7,829)
Acquisition	—	(500)	—	—	(500)
Change in restricted cash	—	7,140	2,978	—	10,118
Proceeds from sale of capital assets	—	7,658	42	(750)	6,950
Reclassification of investment to foreign guarantor	(4,781)	—	4,781	—	—

Net cash provided by (used in) investing activities	(4,849)	7,556	6,032	—	8,739

Financing activities:
Borrowings of long term debt	14,600	—	—	—	14,600
Payments of long term debt	(17,600)	—	(2,978)	—	(20,578)
Proceeds from stock exercises	3,830	—	—	—	3,830
Other	—	37	—	—	37

Net cash provided by (used in) financing activities	830	37	(2,978)	—	(2,111)

Cash flows of discontinued operations:
Operating cash flow	—	—	(162)	—	(162)

Net cash used in discontinued operations	—	—	(162)	—	(162)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,292)	149	(6,143)

Net increase (decrease) in cash and cash equivalents	623	(3,536)	(4,716)	—	(7,629)
Cash and cash equivalents at beginning of period	689	3,377	16,182	—	20,248

Cash and cash equivalents at end of period	$1,312	$(159)	$11,466	$—	$12,619

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Six-Months Ended December 23, 2007 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$(1,743)	$(4,820)	$1,412	$(435)	$(5,586)

Investing activities:
Capital expenditures	—	(2,464)	(2,203)	840	(3,827)
Return of capital in equity affiliates	—	234	—	—	234
Change in restricted cash	—	(14,810)	—	—	(14,810)
Proceeds from sale of equity affiliate	—	8,750	—	—	8,750
Proceeds from sale of capital assets	—	11,288	112	(840)	10,560
Other	7	260	—	—	267

Net cash provided by (used in) investing activities	7	3,258	(2,091)	—	1,174

Financing activities:
Payments of long term debt	(11,000)	—	—	—	(11,000)
Dividend payment	9,494	—	(9,494)	—	—
Other	(3)	34	(739)	—	(708)

Net cash provided by (used in) financing activities	(1,509)	34	(10,233)	—	(11,708)

Cash flows of discontinued operations:
Operating cash flow	—	—	(201)	—	(201)

Net cash used in discontinued operations	—	—	(201)	—	(201)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,630	435	2,065

Net increase (decrease) in cash and cash equivalents	(3,245)	(1,528)	(9,483)	—	(14,256)
Cash and cash equivalents at beginning of period	17,808	1,645	20,578	—	40,031

Cash and cash equivalents at end of period	$14,563	$117	$11,095	$—	$25,775

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
Recent Developments and Outlook
Although the global textile and apparel industry continues to grow, the U.S. textile and apparel industry has contracted substantially since 1999. This contraction was caused primarily by intense foreign competition in finished products which has resulted in over capacity domestically and the closure of many domestic textile and apparel plants or the movement of their operations offshore. According to industry experts, the North American polyester textile filament market is estimated to have declined by approximately 5% in calendar year 2007 compared to an estimated decline of approximately 16% in calendar year 2006. Regional manufacturers continue to demand North American manufactured yarn and fabrics due to the duty-free advantage, quick response times, readily available production capacity, and specialized products. In addition, North American retailers have expressed the need to have a balanced procurement strategy with both global and regional producers. Industry experts originally projected a decline for calendar year 2008 at a rate of 4% to 5%, similar to calendar year 2007; however, experts now believe the rate of polyester industry contraction in North America during calendar year 2008 is projected to have declined by approximately 18% to 20% as a result of the current economic crisis. Unlike prior contractions in North American production, which were primarily due to import competition of finished goods, the contraction in calendar year 2008 was primarily driven by decreased demand from all sectors of the Company’s downstream market such as apparel, automotive, and furnishings which have been significantly impacted by the economic and retail downturn which began in the second half of calendar year 2008. The U.S. economic slowdown is expected to impact consumer spending and retail sales within the Company’s key market segments during calendar year 2009.

During the last fiscal year, the Company faced an extremely difficult operating environment, driven by a faltering economy, and unprecedented increases in the cost of raw materials, energy and freight. However, the Company has reacted decisively in dealing with these conditions. A combination of sales price increases, cost containment, operational efficiencies and customer service, coupled with an aggressive raw material sourcing strategy, has partially offset the negative impact of the economic downturn on the Company.
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
In addition to the difficult economic conditions in the U.S. markets, the Company was negatively impacted by the continued rising cost of raw materials and other petrochemical driven costs during the first quarter of fiscal year 2009. The impact of the surge in crude oil prices since the beginning of fiscal year 2008 created a spike in polyester and nylon raw material prices. As raw material prices peaked in July 2008, the Company was not able to pass all of these raw material increases along to its customers in the first quarter of fiscal year 2009 which resulted in lower conversion margins. Operating results for the second quarter of fiscal year 2009 were also adversely impacted as these higher priced products continued to work through the Company’s inventory systems. However, crude oil prices declined substantially during the second quarter and therefore the cost of polyester ingredients declined as well.
Polyester raw yarn imports have declined by approximately 17% in calendar year 2008 while global imports of synthetic apparel were down approximately 3% during the first eleven months of calendar year 2008. However, imports from the U.S.—Dominican Republic—Central American Free Trade Agreement (“CAFTA”) region were up approximately 13% during the same period as U.S. brands and retailers continue to take advantage of the shorter lead times and the competitiveness of the region. The trend toward regional production is expected to continue and is significant because over half of the U.S. production goes into programs that require regional fiber in order for the garment to qualify for duty free treatment.
The recent global economic downturn negatively impacted the Company’s sales volume beginning in mid-September 2008 in the apparel, home furnishings, and automotive segments. The Company’s sales volume declined 32% during the second quarter of fiscal year 2009 compared to the same quarter in the prior year as a result of sharp declines in retail apparel sales of 7%, home furnishing sales of 15%, and automotive sales of 18%. Industry experts expect the decline in apparel retail sales to further deteriorate to a run rate of negative 10% to 12% over the next six months. Based on these volumes and the extraordinarily high inventory levels across the supply chain, the Company expects its sales volumes to remain significantly lower than retail sales over the next two quarters. Other economic recessionary trends such as low consumer confidence and job losses could further adversely impact the Company’s sales during the second half of fiscal year 2009.

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
Corporate Restructuring
Severance
In the first quarter of fiscal year 2008, the Company announced the closure of its polyester facility in Kinston, North Carolina. The Kinston facility produced partially oriented yarn (“POY”) for internal consumption and third party sales. The Company now purchases its commodity POY needs from external suppliers for conversion in its texturing operations. The Company continues to produce POY in its Yadkinville, North Carolina facility for specialty and premier valued-added (“PVA”) yarns and certain other commodity yarns. During the first quarter of fiscal year 2008, the Company recorded $0.8 million for severance related to its Kinston consolidation which was reflected on the “Cost of sales” line item in the Consolidated Statements of Operations. Approximately 231 employees, which included 31 salaried positions and 200 wage positions, were affected as a result of the reorganization.
In the second quarter of fiscal year 2008, the Company recorded an additional $0.4 million in severance costs related to Kinston employees who were associated with providing site services.
The Company recorded severance of $2.4 million for its former President and Chief Executive Officer during the first quarter of fiscal year 2008 and $1.7 million for severance related to its former Chief Financial Officer during the second quarter of fiscal year 2008 which were reflected on the “Selling, general, & administrative expense” line item in the Consolidated Statements of Operations.
On May 14, 2008, the Company announced the closing of its Staunton, Virginia facility and the transfer of all its production to its facility in Yadkinville, North Carolina which was completed in November 2008. During the first quarter of fiscal year 2009, the Company recorded $0.1 million for severance related to its Staunton consolidation. Approximately 6 salaried employees and 35 wage employees were affected by this reorganization. The expenses were reflected on the “Cost of sales” line item in the Consolidated Statements of Operations.
Restructuring
In the first quarter of fiscal year 2008, the Company recorded $1.5 million for restructuring charges related to unfavorable Kinston contracts for continued services after the closing of the facility.
In fiscal year 2007, the Company recorded a $2.9 million unfavorable contract reserve related to a portion of the sales and service contract which it entered into with Dillon for continued support of the Dillon business through December 2008. A portion of the sales and service contract was deemed to be unfavorable, after the Company announced its plan to consolidate the Dillon capacity into its other facilities.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the period ended December 28, 2008 (amounts in thousands):

	Balance at				Balance at
	June 29, 2008	Charges	Adjustments	Amounts Used	December 28, 2008

Accrued severance	$3,668	146	5	(1,280)	$2,539 (1)
Accrued restructuring	$1,414	—	245	(1,040)	$619

(1)	As of December 28, 2008, the Company classified $1.0 million of accrued executive severance as long term.
Joint Ventures and Other Equity Investments
Condensed income statement information for the quarters ended and year-to-date periods December 28, 2008 and December 23, 2007, of the combined unconsolidated equity affiliates, Yihua Unifi Fibre Company Limited (“YUFI”), UNIFI-SANS Technical Fibers, LLC (“USTF”), Parkdale America, LLC (“PAL”), and U.N.F. Industries Ltd (“UNF”) are as follows (amounts in thousands):

	For the Quarter Ended December 28, 2008
	YUFI	PAL	UNF	Total
Net sales	$30,950	$97,194	$6,543	$134,687
Gross profit (loss)	(1,528)	5,825	(877)	3,420
Depreciation and amortization	1,325	5,447	474	7,246
Income (loss) from operations	(2,783)	2,546	(1,374)	(1,611)
Net income (loss)	(2,949)	1,794	(1,268)	(2,423)

	For the Six-Months Ended December 28, 2008
	YUFI	PAL	UNF	Total
Net sales	$70,830	$219,278	$12,435	$302,543
Gross profit (loss)	(3,575)	12,072	(1,667)	6,830
Depreciation and amortization	2,720	9,904	948	13,572
Income (loss) from operations	(6,939)	6,024	(2,625)	(3,540)
Net income (loss)	(7,566)	11,940	(2,411)	1,963

	For the Quarter Ended December 23, 2007
	YUFI	PAL	UNF	Total
Net sales	$36,051	$104,944	$4,467	$145,462
Gross profit (loss)	(227)	5,827	(163)	5,437
Depreciation and amortization	1,294	4,760	316	6,370
Income (loss) from operations	(1,856)	2,532	(277)	399
Net income (loss)	(2,431)	3,213	(231)	551

	For the Six-Months Ended December 23, 2007
	USTF (1)	YUFI	PAL	UNF	Total
Net sales	$6,455	$73,120	$215,539	$11,830	$306,944
Gross profit (loss)	571	(534)	10,449	155	10,641
Depreciation and amortization	578	2,618	9,670	790	13,656
Income (loss) from operations	188	(3,628)	3,590	(142)	8
Net income (loss)	148	(4,845)	4,566	(88)	(219)

(1)	Sold in the second quarter of fiscal year 2008

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
In July 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million. In connection with a review of the fair value of YUFI during negotiations related to the sale, the Company initiated a review of the carrying value of its investment in YUFI in accordance with Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008. During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC for $9.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. As a result, the Company recorded an additional impairment charge of $1.5 million due to the decline in the value of its investment and other related assets. However, there can be no assurances that this transaction will occur upon these terms.
For the quarter and year-to-date periods ended December 23, 2007, the Company recognized equity losses net of technology and license fee income of $1.0 million and $1.7 million, respectively. In addition, the Company recognized $0.5 million and $1.3 million in operating expenses for the quarter and year-to-date periods ended December 23, 2007, respectively, which was primarily reflected on the “Cost of sales” line item in the Consolidated Statements of Operations, directly related to providing technological support in accordance with the Company’s joint venture contract. The Company did not record its share of equity losses in YUFI for the year-to-date period ended December 28, 2008, since the carrying value of its investment reflects the lower fair value of $9.0 million as a result of the impairment charge described above.
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina and in South Carolina. For the quarter and year-to-date periods ended December 28, 2008, the Company recognized net equity earnings of $0.6 million and $4.1 million, respectively, compared to equity earnings of $1.1 million and $1.6 million for the respective corresponding periods in the prior year. The Company received accumulated distributions from PAL of $2.1 million and $0.7 million for the year-to-date periods of fiscal years 2009 and 2008, respectively.
In September 2000, the Company and SANS Fibres of South Africa (“SANS Fibres”) formed USTF, a 50/50 joint venture created to produce low-shrinkage high tenacity nylon 6.6 light denier industrial yarns in North Carolina. The business was operated in a plant in Stoneville, North Carolina. In the second quarter of fiscal year 2008, the Company completed the sale of its interest in USTF.
In September 2000, the Company and Nilit Ltd (“Nilit”) formed UNF; a 50/50 joint venture to produce nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel which is the Company’s primary source of nylon POY for its texturing operations. For the quarter and year-to-date periods ended December 28, 2008, the Company recognized net equity losses of $0.4 million and $0.4 million, respectively, compared to net equity losses of $0.1 million and net equity earnings of $0.3 million for the respective corresponding periods in the prior year.

The Company accounts for its goodwill and other intangibles under the provisions of Statements of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. As a result of the significant decline in the Company’s market capitalization during the second quarter, the Company determined that it was appropriate to perform an interim impairment analysis. Accordingly, the Company conducted an impairment test of its goodwill during the second quarter of fiscal year 2009 and concluded that no impairment was necessary. However, given the current market conditions and fluctuations in the Company’s market capitalization the results of the test could change going forward. Therefore, the Company will continue to evaluate the need to perform interim impairment tests on a quarter-by-quarter basis until market conditions stabilize. Future events impacting cash flows for existing assets could render a write-down necessary that previously required no such write-down.
In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction, the Company and Dillon entered into a Sales and Services Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon an aggregate amount of $6.0 million in exchange for certain sales and transitional services to be provided by Dillon’s sales staff and executive management, of which $0.8 million was paid during the first and second quarters of both fiscal year 2009 and fiscal year 2008. On December 1, 2008, the Company entered into an agreement to extend the Sales and Service agreement for a term of one year effective January 1, 2009 pursuant to which the Company will pay Dillon an aggregate amount of $1.7 million. Mr. Stephen Wener is the President and Chief Executive Officer of Dillon and is a director of the Company.

Review of Second Quarter Fiscal Year 2009 compared to Second Quarter Fiscal Year 2008
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the fiscal quarters ended December 28, 2008 and December 23, 2007, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	December 28, 2008		December 23, 2007
		% to Total		% to Total	% Change
Net sales
Polyester	$93,984	74.8	$135,119	73.7	(30.4)
Nylon	31,743	25.2	48,250	26.3	(34.2)

Total	$125,727	100.0	$183,369	100.0	(31.4)

		% to Sales		% to Sales
Gross profit
Polyester	$559	0.4	$5,850	3.2	(90.4)
Nylon	1,753	1.4	2,470	1.3	(29.0)

Total	2,312	1.8	8,320	4.5	(72.2)

Selling, general and administrative expenses
Polyester	7,294	5.8	10,243	5.6	(28.8)
Nylon	2,010	1.6	1,765	0.9	13.9

Total	9,304	7.4	12,008	6.5	(22.5)

Write down of long-lived assets and investment in unconsolidated affiliate
Polyester	—	—	2,247	1.2	—
Nylon	—	—	—	—	—
Corporate	1,483	1.1	—	—	—

Total	1,483	1.1	2,247	1.2	(34.0)

Restructuring charges
Polyester	—	—	4,205	2.3	—
Nylon	—	—	—	—	—

Total	—	—	4,205	2.3	—

Other (income) expense, net	195	0.2	3,472	1.9	(94.4)

Loss from continuing operations before income taxes	(8,670)	(6.9)	(13,612)	(7.4)	(36.3)
Provision (benefit) for income taxes	614	0.5	(5,757)	(3.1)	(110.7)

Loss from continuing operations	(9,284)	(7.4)	(7,855)	(4.3)	18.2
Income from discontinued operations, net of tax	216	(0.2)	109	0.1	98.2

Net loss	$(9,068)	(7.2)	$(7,746)	(4.2)	17.1

As reflected in the tables above, consolidated net sales from continuing operations decreased from $183.4 million to $125.7 million which was primarily attributable to decreased sales in the apparel, automotive and furnishing market segments. Consolidated unit volumes decreased by 32.4% for the second quarter of fiscal year 2009, while average net selling prices increased 1.0% for the same period.
Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations decreased by $6.0 million to $2.3 million for the quarter ended December 28, 2008 as compared to the prior year second quarter. This decrease was primarily attributable to lower conversion margins and increases in fixed converting costs due to lower utilization rates.
Consolidated selling, general and administrative (“SG&A”) expenses decreased by $2.7 million or 22.5% during the second quarter of fiscal year 2009 as compared to the prior year second quarter. The decrease in SG&A for the second quarter was primarily a result of decreases of $1.7 million in executive severance costs, $0.5 million in the Company’s Brazilian operation, $0.3 million in salaries and fringe expenses which includes a $0.5 million savings related to management bonuses, $0.2 million in depreciation expenses, $0.1 million in insurance expenses, and $0.1 million in amortization of intangibles offset by an increase of $0.2 million in start up costs related to the Company’s Unifi Textiles (Suzhou) Company, Ltd. (“UTSC”) operation. SG&A expenses related to the Company’s Brazilian operation decreased $0.5 million compared to the prior year period due to a decrease of $0.4 million related to the strengthening of the U.S. dollar against the Brazilian real and a decrease of $0.1 million in overall expenses.
During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at its Dillon, South Carolina facility. The Company sold several machines to a foreign subsidiary and also transferred several other machines to its Yadkinville, North Carolina facility. Five machines were scrapped for spare parts inventory. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. These remaining machines were written down to the fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value will be depreciated over a two year period which is consistent with the life of the lease.
In addition, during the second quarter of fiscal year 2008, the Company began negotiations with a third party to sell the manufacturing facility located in Kinston, North Carolina. As a result of these negotiations, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, a $0.7 million non-cash impairment charge was recorded in the quarter ended December 23, 2007.
During the second quarter of fiscal year 2008, the Company evaluated the contract termination costs associated with the closure of its Kinston, North Carolina facility for the remainder of its current fiscal year. The Company accrued for unfavorable contract costs of $4.6 million related to site services that the Company was obligated to provide through June 2008.
In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of its facility in Altamahaw, North Carolina. In the second quarter of fiscal year 2008, the Company evaluated its remaining obligation on the lease and as a result recorded a $0.4 million favorable adjustment.
During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC for $9.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. As a result, the Company recorded an additional impairment charge of $1.5 million due to the decline in the value of its investment and other related assets. However, there can be no assurances that this transaction will occur upon these terms.

Other (income) expense, net increased from $2.2 million in the second quarter of fiscal year 2008 to $5.2 million in the second quarter of fiscal year 2009. The following table shows the components of other (income) expense, net (amounts in thousands):

	For the Quarters Ended
	December 28,	December 23,
	2008	2007
Gain on sale of fixed assets	$(5,594)	$(1,271)
Gain from sale of nitrogen credits	—	(807)
Technology fee from China joint venture	—	(250)
Currency (gains) losses	380	131
Other, net	2	5

Other (income) expense, net	$(5,212)	$(2,192)

As a result of the discussions above, loss from continuing operations before income taxes was $8.7 million in the second quarter of fiscal year 2009 as compared to a loss of $13.6 million recorded in the same period of the prior year.
The Company’s income tax provision for the quarter ended December 28, 2008 resulted in tax expense at an effective rate of 7.1% as compared to the quarter ended December 23, 2007 which resulted in tax benefit at an effective rate of 42.3%. The primary differences between the Company’s effective tax rate and the U.S. statutory rate for the quarter ended December 28, 2008 were attributable to state income tax benefits, foreign income being taxed at rates less than the U.S. statutory rate and an increase in the valuation allowance.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has continued to record a valuation allowance against its net domestic deferred tax assets, and certain foreign deferred tax assets related to net operating losses, as those net deferred tax assets are more likely than not to be unrealizable for income tax purposes. The valuation allowance increased $3.5 million in the quarter ended December 28, 2008 compared to a $1.7 million decrease in the quarter ended December 23, 2007. The net increase in the valuation allowance for the quarter ended December 28, 2008 primarily consisted of a $2.8 million increase for net operating losses generated this quarter (federal and state) and an increase of $0.7 million related to other temporary differences.
The income from discontinued operations for the second quarter of fiscal years 2009 and 2008 was primarily due to wind up activities and currency translation adjustments associated with the Ireland facility.
Polyester Operations
Polyester unit volumes decreased 32.7% for the quarter ended December 28, 2008, while average net selling prices increased 2.3% compared to the quarter ended December 23, 2007. Net sales for the polyester segment for the second quarter of fiscal year 2009 decreased by $41.1 million or 30.4% as compared to the same quarter in the prior year. Net sales of domestic polyester decreased by 29.2% primarily due to a decline in volume attributed to a reduction in merchant market sales of commodity POY stemming from shutting down the Kinston facility in October 2007 and to a reduction in polyester sales related to the slowdown in the retail apparel, automotive and home upholstery markets. The polyester price increases are attributable to an enriched mix due to a higher percentage of PVA sales, a lower percentage of POY sales, and increases in raw material pricing.

Sales in local currency for the Brazilian operation decreased by 15.8% for the quarter ended December 28, 2008 compared to the same quarter in the prior year primarily due to a decrease in unit volumes of 17.5% offset by an increase in average selling prices of 2.1%. The decrease in U.S. dollar net sales for the second quarter as compared to the prior year period includes a reduction of $7.0 million due to an increase in the Brazilian currency exchange rate.
In the second quarter of fiscal year 2009, the Company experienced a decline in its polyester business beginning in November 2008 which was attributable to market conditions previously discussed. Fiber costs for the polyester segment, excluding the Brazilian currency impact, decreased approximately 4.8% compared to the prior year second quarter primarily due to lower volumes which were offset by an increase in costs on a per-unit basis. Converting costs, excluding the Brazilian currency impact, decreased 49.0% primarily from lower sales volumes, the closure of the Kinston facility and management’s efforts in controlling manufacturing costs. Gross profit for the polyester segment decreased $5.3 million in the second quarter of fiscal year 2009 which reflects these reductions in conversion margins and lower volumes.
SG&A expenses for the second quarter of fiscal year 2009 were $7.3 million compared to $10.2 million in the same quarter in the prior year. Refer to the discussion of SG&A in the quarter overview discussed above.
Nylon Operations
Nylon unit volumes decreased by 30.0% in the second quarter of fiscal year 2009 compared to the prior year quarter while average selling prices decreased by 4.2%. Net sales for the nylon segment for the second quarter of fiscal year 2009 decreased by $16.5 million or 34.2% as compared to the same quarter in the prior year. This decrease in net sales was primarily due to the slowdown in the retail apparel markets.
Total raw material costs decreased by 34.7% in the second quarter of fiscal year 2009 as compared to the prior year quarter as a result of the decreased volumes discussed above. Total converting costs for the nylon segment decreased by 34.1% in the same period as compared to the same quarter in the prior year reflecting lower depreciation expense in excess of higher other converting costs resulting in overall lower cost per unit. As a result, gross profit for the nylon segment decreased by $0.7 million for the second quarter of fiscal year 2009 over the prior year quarter.
SG&A expenses for the second quarter of fiscal year 2009 were $2.0 million compared to $1.8 million in the same quarter in the prior year. Refer to the discussion of SG&A in the quarter overview discussed above.
Corporate
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “Plan”). This Plan, which replaced a similar retirement plan, was established for the purpose of providing supplemental retirement benefits for a select group of management employees. In the second quarter of fiscal year 2009, the Company recognized $12 thousand of net expense related to the Plan’s deferred compensation charges offset by its change in market value.
On July 26, 2006, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of an additional 1,065,000 stock options to certain key employees from the 1999 Long-Term Incentive Plan. In addition, on October 24, 2007, the Committee authorized the issuance of approximately 1,570,000 stock options from the 1999 Long-Term Incentive Plan, of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant. During the second quarter of fiscal year 2009, the Committee of the Board authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. As a result of these grants, the Company incurred $0.3 million of stock-based compensation charges in both the second quarters for fiscal years 2009 and 2008, which were recorded as SG&A expenses with the offset to additional paid-in-capital.

Review of Year-To-Date Fiscal Year 2009 compared to Year-To-Date Fiscal Year 2008
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the year-to-date periods ended December 28, 2008 and December 23, 2007, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Six-Months Ended
	December 28, 2008		December 23, 2007
		% to Total		% to Total	% Change
Net sales
Polyester	$216,963	73.6	$264,498	74.7	(18.0)
Nylon	77,773	26.4	89,407	25.3	(13.0)

Total	$294,736	100.0	$353,905	100.0	(16.7)

		% to Sales		% to Sales
Gross profit
Polyester	$8,729	2.9	$13,738	3.9	(36.5)
Nylon	7,008	2.4	5,575	1.5	25.7

Total	15,737	5.3	19,313	5.4	(18.5)

Selling, general and administrative expenses
Polyester	15,654	5.3	22,576	6.4	(30.7)
Nylon	4,195	1.4	3,886	1.1	8.0

Total	19,849	6.7	26,462	7.5	(25.0)

Write down of long-lived assets and investment in unconsolidated affiliate
Polyester	—	—	2,780	0.8	—
Nylon	—	—	—	—	—
Corporate	1,483	0.5	4,505	1.3	(67.1)

Total	1,483	0.5	7,285	2.1	(79.6)

Restructuring charges
Polyester	—	—	6,619	1.8	—
Nylon	—	—	218	—	—

Total	—	—	6,837	1.8	—

Other (income) expense, net	1,762	0.6	8,428	2.4	(79.1)

Loss from continuing operations before income taxes	(7,357)	(2.5)	(29,699)	(8.4)	(75.2)
Provision (benefit) for income taxes	2,499	0.8	(12,688)	(3.6)	(119.7)

Loss from continuing operations	(9,856)	(3.3)	(17,011)	(4.8)	(42.1)
Income from discontinued operations, net of tax	112	—	77	—	45.5

Net loss	$(9,744)	(3.3)	$(16,934)	(4.8)	(42.5)

As reflected in the tables above, consolidated net sales from continuing operations decreased from $353.9 million for the year-to-date ended December 23, 2007 to $294.7 million for the year-to-date period ended December 28, 2008 which was primarily attributable to decreased sales in the apparel, automotive and furnishing market segments. Consolidated unit volumes decreased by 22.8% for the current year-to-date period, while average net selling prices increased 6.1% for the same period.
Refer to the discussion of segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations decreased by $3.6 million to $15.7 million for the year-to-date period ended December 28, 2008 as compared to the prior year-to-date period. This decrease was primarily attributable to lower conversion margins and increases in fixed converting costs reflective of lower volumes.
Consolidated SG&A expenses decreased by $6.6 million or 25.0% for the year-to-date period ended December 28, 2008 as compared to the same period of the prior year. The decrease in SG&A for the fiscal year was primarily a result of decreases of $4.1 million in executive severance costs, $1.2 million in deposit write-offs, $0.4 million in salaries and fringe expenses which includes a $1.1 million savings related to management bonuses, $0.3 million in insurance expense, $0.3 million in depreciation expenses, $0.2 million in amortization of intangibles, $0.1 million in miscellaneous charges, and a decrease of $0.2 million related to the Company’s Brazilian operation which included a decrease of $0.1 million related to the strengthening of the U.S. dollar against the Brazilian real. These decreases in SG&A were offset by an increase of $0.2 million in start up costs associated with UTSC.
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
During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at its Dillon, South Carolina facility. The Company sold several machines to a foreign subsidiary and also transferred several other machines to its Yadkinville, North Carolina facility. Five machines were scrapped for spare parts inventory. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. These remaining machines were written down to the fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value will be depreciated over a two year period which is consistent with the life of the lease.
In addition, the Company began negotiations with a third party to sell the manufacturing facility located in Kinston, North Carolina. As a result of these negotiations, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, a $0.7 million non-cash impairment charge was recorded in the quarter ended December 23, 2007.
During the first quarter of fiscal year 2008, the Company recorded restructuring charges of $2.6 million which was comprised of $1.5 million in contract termination costs related to the Kinston closure and $1.1 million of severance related to the restructuring of other corporate staff and manufacturing support functions.

During the second quarter of fiscal year 2008, the Company evaluated the contract termination costs associated with the closure of its Kinston, North Carolina facility for the remainder of its current fiscal year. The Company accrued for unfavorable contracts costs of $4.6 million related to site services that the Company was obligated to provide through June 2008.
In fiscal year 2004, the Company recorded restructuring charges of $5.7 million in lease related costs associated with the closure of its facility in Altamahaw, North Carolina. In the second quarter of fiscal year 2008, the Company evaluated its remaining obligation on the lease and as a result recorded a $0.4 million favorable adjustment.
During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC for $9.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. As a result, the Company recorded an additional impairment charge of $1.5 million due to the decline in the value of its investment and other related assets. However, there can be no assurances that this transaction will occur upon these terms.
Other (income) expense, net increased from $3.2 million for the year-to-date period of fiscal year 2008 to $5.8 million for the same period of fiscal year 2009. The following table shows the components of other (income) expense, net (amounts in thousands):

	For the Six-Months Ended
	December 28,	December 23,
	2008	2007
Gain on sale of fixed assets	$(5,910)	$(1,413)
Gain from sale of nitrogen credits	—	(1,614)
Technology fee from China joint venture	—	(688)
Currency (gains) losses	77	458
Other, net	60	67

Other (income) expense, net	$(5,773)	$(3,190)

As a result of the discussions above, loss from continuing operations before income taxes was $7.4 million in the year-to-date period of fiscal year 2009 as compared to a loss of $29.7 million for the same period of fiscal year 2008.
The Company’s income tax provision for the year-to-date period ended December 28, 2008 resulted in tax expense at an effective rate of 33.5% compared to the year-to-date period ended December 23, 2007 which resulted in tax benefit at an effective rate of 42.7%. The primary differences between the Company’s effective tax rate and the U.S. statutory rate for the year-to-date period ended December 28, 2008 were attributable to state income tax benefits, foreign income being taxed at rates less than the U.S. statutory rate and an increase in the valuation allowance.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has continued to record a valuation allowance against its net domestic deferred tax assets, and certain foreign deferred tax assets related to net operating losses, as those net deferred tax assets are more likely than not to be unrealizable for income tax purposes. The valuation allowance increased $4.1 million in the year-to-date period ended December 28, 2008 compared to a decrease of $6.8 million in the year-to-date period ended December 23, 2007. The net increase in the valuation allowance for the year-to-date period ended December 28, 2008 primarily consisted of a $3.7 million increase for net operating losses generated year-to-date (federal and state) and an increase of $0.4 million related to other temporary differences.

The income from discontinued operations for the year-to-date period of fiscal year 2009 and 2008 was primarily due to wind-up activities and currency translation adjustments associated with the Ireland facility.
Polyester Operations
Polyester unit volumes decreased 24.4% for the year-to-date period ended December 28, 2008, while average net selling prices increased 6.4% compared to the prior year-to-date period. Net sales for the polyester segment for the year-to-date period of fiscal year 2009 decreased by $47.5 million or 18.0% as compared to the same period in the prior year. Domestic sales of polyester decreased overall by 29.2% primarily due to a decline in volume attributed to a reduction in merchant market sales of commodity POY stemming from shutting the Kinston facility in October 2007 and to a reduction in polyester sales related to the slowdown in the retail apparel, automotive and home upholstery markets. The polyester price increases are attributable to an enriched mix due to a higher percentage of PVA sales, a lower percentage of POY sales, and increases in raw material pricing.
Sales in local currency for the Brazilian operation decreased by 1.12% for the year-to-date period ended December 28, 2008 compared to the same period in the prior year primarily due to a decrease in average selling prices of 0.04% and a decrease in unit volumes of 1.08%. The decrease in U.S. dollar net sales for the period as compared to the prior year period includes a reduction of $2.6 million due to an increase in the Brazilian currency exchange rate.
During the first six months of fiscal year 2009, the polyester segment was negatively impacted by higher raw materials. Fiber costs for the polyester segment, excluding the Brazilian currency impact, increased 6.4% compared to the first six months of the prior year due to the rising cost of raw materials which was higher on a cost per unit basis which was partially offset by a decline in volume. Converting costs, excluding the Brazilian currency impact, decreased 47% compared to the same period in the prior year as a result of lower volumes, the closure of the Kinston facility, and other consolidation efforts. However, the decline in net sales exceeded the decline in the costs discussed above, and as a result, gross profit for the polyester segment decreased $5.0 million.
SG&A expenses for the year-to-date period of fiscal year 2009 were $15.7 million compared to $22.6 million in the same period in the prior year. Refer to the discussion of SG&A in the year-to-date overview discussed above.
Nylon Operations
Nylon unit volumes decreased by 9.6% for the year-to-date period of fiscal year 2009 compared to the same period in the prior year while average selling prices decreased by 3.5%. Net sales for the nylon segment for the year-to-date period of fiscal year 2009 decreased by $11.6 million or 13.0% as compared to the same period in the prior year. This decrease in net sales was primarily due to weak demand for both its nylon textured and covered products.
Total raw material costs decreased by 13.0% for the year-to-date period in fiscal year 2009 as compared to the same period last year as a result of decreased volumes previously discussed above. Total converting costs for the nylon segment decreased by 20.7% in the same period as compared to the same period in the prior year reflecting lower depreciation expense in excess of higher other converting costs resulting in overall lower cost per unit. As a result, gross profit for the nylon segment increased by $1.4 million for the first six months of fiscal year 2009.
SG&A expenses for the year-to-date period of fiscal year 2009 were $4.2 million compared to $3.9 million for the year-to-date period of fiscal year 2008. Refer to the discussion of SG&A in the year-to-date overview discussed above.

Corporate
During the first quarter of fiscal year 2007, the Company established the Unifi, Inc. Supplemental Key Employee Retirement Plan. This Plan, which replaced a similar retirement plan, was established for the purpose of providing supplemental retirement benefits for a select group of management employees. For the year-to-date period ending December 28, 2008, the Company recognized $69 thousand of income related to the Plan’s change in market value offset by deferred compensation charges.
On July 26, 2006, the Committee authorized the issuance of an additional 1,065,000 stock options to certain key employees from the 1999 Long-Term Incentive Plan. In addition, on October 24, 2007, the Committee authorized the issuance of approximately 1,570,000 stock options from the 1999 Long-Term Incentive Plan, of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant. During the second quarter of fiscal year 2009, the Committee of the Board authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. As a result of these grants, the Company incurred $0.6 million and $0.4 million of stock-based compensation charges in the year-to-date periods for fiscal years 2009 and 2008, respectively, which were recorded as SG&A expenses with the offset to additional paid-in-capital.
Liquidity and Capital Resources
Liquidity Assessment
The Company’s primary capital requirements are for working capital, capital expenditures and service of indebtedness. Historically, the Company has met its working capital and capital maintenance requirements from its operations. Asset acquisitions and joint venture investments have been financed by asset sales proceeds, cash reserves and borrowing under its financing agreements discussed below.
In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditures and enable cost reductions through restructuring projects as follows:
Capital Expenditures. The Company estimates its fiscal year 2009 capital expenditures will be within a range of $14.0 million to $16.0 million. The Company has restricted cash from the sale of certain nonproductive assets reserved for domestic capital expenditures in accordance with its long-term borrowing agreements. As of December 28, 2008, the Company had $11.1 million in restricted cash funds, of which $2.3 million is available for domestic capital expenditures. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.
Joint Venture Investments. During the first six months of fiscal year 2009, the Company received $2.1 million in dividend distributions from its joint ventures. Although historically over the past five years the Company has received distributions from certain of its joint ventures, there is no guarantee that it will continue to receive distributions in the future. The Company may from time to time increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

On July 31, 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million. During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC for $9.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. As a result, the Company recorded an additional impairment charge of $1.5 million due to the decline in the value of its investment and other related assets. However, there can be no assurances that this transaction will occur upon these terms.
The Company’s management has decided that a fundamental change in its approach was required to maximize its earnings and growth opportunities in the Chinese market. Accordingly, the Company formed Unifi Textiles (Suzhou) Company, Ltd. (“UTSC”). UTSC obtained its business license in the second quarter of fiscal year 2009 and will be operational during the third quarter of fiscal year 2009. The Company expects to invest between approximately $3.0 million to $5.0 million for initial startup costs and working capital requirements for UTSC.
Cash Provided by Continuing Operations
The Company used $8.0 million of cash from continuing operations in the first six months of fiscal year 2009 compared to cash used in continuing operations of $5.6 million for the first six months of fiscal year 2008. The net loss of $9.7 million in the first six months of fiscal year 2009 was adjusted positively for non-cash income and expense items such as decreases in accounts receivable of $26.6 million, depreciation and amortization of $17.9 million, impairment charge of $1.5 million, provision for bad debt of $1.1 million, and an increase in additional paid in capital related to stock-based compensation expense of $0.5 million, and decreases in other miscellaneous assets of $0.3 million offset by decreases in accounts payable and accrued expenses of $22.0 million, increases in inventories of $13.5 million, gains from the sale of capital assets of $5.9 million, increases in prepaid expenses of $2.4 million, income from unconsolidated equity affiliates net of distributions of $1.6 million, net decrease in income tax payable and deferred taxes of $0.6 million, and income from discontinued operations of $0.1 million.
The following discussion regarding the receipt and or use of cash from operations is a comparison of the first six months of fiscal year 2008 compared to the first six months of fiscal year 2009. Cash received from customers decreased from $350.0 million to $323.1 million due to a decrease in sales volume of 23% offset by an increase in weighted average net selling prices of 6%. Payments for cost of goods sold and SG&A expenses net of salaries, wages and related benefits decreased from $280.2 million to $260.3 million primarily due to lower volumes and cost consolidation efforts. Salary and wage payments decreased as well from $62.3 million to $56.8 million. Interest payments decreased from $12.7 million to $11.2 million as a result of the reduction in principal borrowing on LIBOR rate loans. Restructuring and severance payments were $4.8 million compared to $1.9 million due to the timing differences between the recognition of the expense and the actual cash outlay. Taxes paid by the Company increased from $1.4 million to $2.9 million primarily due to the timing of tax payments made by its Brazilian subsidiary. The Company received cash dividends of $0.5 million compared to $2.1 million as a result of increased net income recognized by PAL. Other net cash provided by or used in operating activities was derived from miscellaneous items, other income (expense) items, and interest income.
On a U.S. dollar basis, working capital decreased from $185.3 million at June 29, 2008 to $170.4 million at December 28, 2008 due to decreases in accounts receivable of $34.7 million, decreases in cash of $7.6 million, decreases in restricted cash of $3.3 million, decreases in assets held for sale of $2.4 million, decreases in deferred income tax assets of $0.9 million offset by increases in inventory of $4.2 million, decreases in accounts payable of $16.0 million, decreases in accrued expenses of $8.1 million, decreases in current maturities of long-term debt and other current liabilities of $3.5 million, increases in other current assets of $1.6 million, and decrease in income taxes payable of $0.6 million. Working capital was negatively affected by $19.1 million in currency translations related to the Company’s Brazilian subsidiary. The working capital current ratio was 3.3 at June 29, 2008 and 4.3 at December 28, 2008.

Cash Provided By (Used in) Investing Activities and Financing Activities
The Company provided $8.7 million from net investing activities and used $2.1 million in net financing activities during the year-to-date period ended December 28, 2008. The primary cash expenditures for investing and financing activities during the current period included $20.6 million for payments of long-term debt, $7.8 million in capital expenditures, and $0.5 million of acquisition costs offset by $14.6 million in borrowings of long-term debt, a $10.1 million decrease in restricted cash, $7.0 million in proceeds from the sale of capital assets, and $3.8 million for stock option exercises.
The Company’s ability to fund operations, meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to the Company under its amended revolving credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of its existing and future indebtedness, including the $190 million of 11.5% senior secured notes which mature on May 15, 2014 (the “2014 notes”) and its amended revolving credit facility, may limit its ability to pursue any of these alternatives. See “Item 1A—Risk Factors—The Company will require a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control” included in the Company’s Form 10-K for the fiscal year ended June 29, 2008. Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition of its customers and the operating performance of joint ventures, alliances and other equity investments.
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
On March 20, 2008, the Company completed the sale of assets located at Kinston. The Company retains certain rights to sell idle assets for a period of two years. If after the two year period the assets have not sold, the Company will convey them to the buyer for no value. As of December 28, 2008, the value of these assets held for sale was $1.7 million and would be considered an Asset Sale of Collateral.
In the first quarter of fiscal year 2009, the Company entered into an agreement to sell the 380,000 square foot facility in Yadkinville for $7.0 million and such sale was a sale of Non-Collateral assets. On December 19, 2008, the Company completed the sale which resulted in net proceeds of $6.6 million and a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009.

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
Within 360 days after the deposit of proceeds from the sale of Collateral into the Collateral Account, the Company may invest the proceeds in certain other assets, such as capital expenditures or certain permitted capital investments (“Other Assets”). Any proceeds from the sale of Collateral that are not applied or invested within the 360 day period, shall constitute excess collateral proceeds (“Excess Collateral Proceeds”).
Once Excess Proceeds from sales of Collateral exceed $10.0 million, the Company must make an offer, no later than 365 days after such sale of Collateral to all holders of the 2014 notes to repurchase such 2014 notes at par (“Collateral Sale Offer”). The Collateral Sale Offer must be made to all holders to purchase 2014 notes to the extent of the Excess Collateral Proceeds. Any Excess Collateral Proceeds remaining after the completion of a Collateral Sale Offer may be used by the Company for any purpose not prohibited by the Indenture. As of December 28, 2008, the balance in the Collateral Account was $11.1 million. The Collateral Account consists of $8.8 million of Excess Collateral Proceeds and $2.3 million of restricted funds designated for the future purchase of long-term assets.
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
Within 360 days after receipt of the proceeds from a sale of Non-Collateral, the Company may utilize the proceeds in one of the following ways: 1) repay, repurchase or otherwise retire the 2014 notes; 2) repay, repurchase or otherwise retire other indebtedness of the Company that is pari passu with the 2014 notes, on a pro rata basis; 3) repay indebtedness of certain subsidiaries identified in the Indenture, none of which are a Guarantor; or 4) acquire or invest in Other Assets. Any net proceeds from a sale of Non-Collateral that are not applied or invested within the 360 day period, shall constitute excess proceeds (“Excess Proceeds”).
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
Other Potential Resources. While there is no requirement in the Indenture to use Excess Proceeds or Excess Collateral Proceeds to offer to repurchase the Bonds (at par) prior to the time either category respectively reaches $10.0 million, the Company may elect, from time to time, to make such offers earlier, at its discretion. Additionally, the Company may also from time to time seek to retire or purchase a portion of the Bonds in open market purchases, in privately negotiated transactions or otherwise. Such retirement or purchases of the Bonds may come from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
The preceding description is qualified in its entirety by reference to the Indenture and the 2014 Notes which are listed on the Exhibit Index of the Company’s Annual Report on Form 10-K for the fiscal year June 29, 2008.
Stock Repurchase Program. Effective July 26, 2000, the Board authorized the Company to repurchase up to 10.0 million shares of its common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. Effective April 24, 2003, the Board re-instituted the stock repurchase program. Accordingly, the Company purchased 0.5 million shares in fiscal year 2003 and 1.3 million shares in fiscal year 2004. As of December 28, 2008, the Company had remaining authority to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003, and the Company has no immediate plans to reinstitute the program.
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
Market Conditions. Further deterioration of the current global economic conditions could reduce demand for the Company’s product faster than management’s ability to react through further consolidation of its manufacturing capacity, since the Company is a high volume, high fixed cost business. These conditions could also materially affect the Company’s customers causing reductions or cancellations of existing sales orders and inhibit the collectibility of receivables. In addition, the Company’s suppliers may be unable to fulfill the Company’s outstanding orders or could change credit terms that would negatively affect the Company’s liquidity. All of these factors could adversely impact the Company’s results of operations, financial condition and cash flows.
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
Borrowings under the Amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% for LIBOR rate revolving loans and prime plus 0.00% to 0.50% for the prime rate revolving loan. The Company can decrease the LIBOR revolving loan interest rate by 0.25% if it maintains a fixed charge coverage ratio in excess of 1.5 to 1.0 for the four previous fiscal quarters. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at December 28, 2008 was 3.25% for the prime rate revolving loan. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base. The Company primarily borrows using the LIBOR fixed rate loans discussed below.
As of December 28, 2008, the Company had no LIBOR rate revolving loans outstanding under the credit facility. As of December 28, 2008, under the terms of the Amended Credit Agreement, the Company had remaining availability of $75.7 million, however given the current economic conditions in the U.S. and the tightening of the credit markets, the Company’s ability to borrow under the agreement may be negatively impacted.
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

On May 26, 2006, the Company issued the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at December 28, 2008 and at June 29, 2008, was approximately $101.7 million and $157.7 million, respectively. The Company makes semi-annual interest payments of $10.9 million on the fifteenth of November and May each year.
As of December 28, 2008, the Company was in compliance with the Amended Credit Agreement and 2014 note covenants.
As discussed under “Other Factors Affecting Liquidity”, in accordance with the 2014 notes collateral documents and the Indenture, the net proceeds of sales of the First Priority Collateral are required to be deposited into a separate account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of December 28, 2008 and June 29, 2008, the Company had $11.1 million and $18.2 million, respectively, of restricted funds available to purchase additional qualifying assets.
The Company’s Brazilian subsidiary (the “Subsidiary”) receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by the Subsidiary to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was 9.8% on December 28, 2008. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by the Subsidiary of its obligations under the loans. In return for this performance bond letter, the Subsidiary makes certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by the Subsidiary earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 13.8% as of December 28, 2008. The ability to make new borrowings under the tax incentive program ended in May 2008 and was replaced by other favorable tax incentives.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 and the adoption of this standard did not have a material effect on its consolidated financial statements.

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

•	changes in consumer spending, customer preferences, fashion trends and end-uses;

•	its ability to reduce production costs;

•	changes in currency exchange rates, interest and inflation rates;

•	the financial condition of its customers;

•	its ability to sell excess assets;

•	technological advancements and the continued availability of financial resources to fund capital expenditures;

•	the operating performance of joint ventures, alliances and other equity investments;

•	the impact of environmental, health and safety regulations;

•	the loss of a material customer;

•	employee relations;

•	volatility of financial and credit markets;

•	the continuity of the Company’s leadership;

•	availability of and access to credit on reasonable terms; and

•	the success of the Company’s consolidation initiatives.

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
Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are February 2009 and March 2009, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 28,	June 29,
	2008	2008
Foreign currency purchase contracts:
Notional amount	$638	$492
Fair value	664	499

Net (gain) loss	$(26)	$(7)

Foreign currency sales contracts:
Notional amount	$656	$620
Fair value	638	642

Net gain (loss)	$18	$(22)

For the quarters ended December 28, 2008 and December 23, 2007, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in a pre-tax loss of $0.4 million and $0.1 million, respectively. For the year-to-date periods ended December 28, 2008 and December 23, 2007, the total impact of foreign currency related items resulted in a pre-tax loss of $0.1 million and $0.5 million, respectively.
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
Item 4. Controls and Procedures
As of December 28, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended December 28, 2008:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
09/29/08 - 10/26/08	—	—	—	6,807,241

10/27/08 - 11/26/08	—	—	—	6,807,241

11/27/08 - 12/28/08	—	—	—	6,807,241

Total	—	—	—
On April 25, 2003, the Company announced that its Board had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. As of December 28, 2008, there is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.
Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
The Shareholders of the Company at their Annual Meeting held on October 29, 2008, elected the following directors to serve until the Annual Meeting of the Shareholders in 2009 or until their successors are elected and qualified.
Proposal 1- Election of Directors

	Votes	Votes
Name of Director	in Favor	Withheld
William J. Armfield, IV	54,878,393	2,263,940
R. Roger Berrier, Jr.	55,913,399	1,228,934
Archibald Cox, Jr.	55,687,540	1,454,793
William L. Jasper	55,913,099	1,229,234
Kenneth G. Langone	55,566,605	1,575,728
Chiu Cheng Anthony Loo	55,281,923	1,860,410
George R. Perkins, Jr.	55,478,393	1,663,940
William M. Sams	55,478,393	1,663,940
G. Alfred Webster	55,532,778	1,609,555
Stephen Wener	55,913,539	1,228,794
Proposal 2- Adopt and Approve the 2008 Unifi, Inc. Long-Term Incentive Plan

	For	Against	Abstained	Broker Non-votes
2008 Unifi, Inc. Long-Term Incentive Plan	38,063,841	2,475,415	2,417,738	14,185,339
Item 5. Other Information
Not applicable.
Item 6. Exhibits
10.1
First Amendment to Manufacturing Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 8-K (Reg. No. 333-140580) filed on December 3, 2008).

10.2	2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-140590) filed on December 12, 2008).

10.3	Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan.

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIFI, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
Date: February 6, 2009	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer