Form 10-K/A
period 2008-06-29
UNIFI INC
filed 2009-04-03
CIK 100726

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
None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., held on October 29, 2008, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

Amendment No. 1
Explanatory Note
As required by Rule 3-09(b) of Regulation S-X, Unifi, Inc. (“the Company”) is filing this form 10 K/A to amend Item 15, Exhibits and Financial Statement Schedules, to include the audited financial statements of Parkdale America, LLC as of January 3, 2009 and for the years ended January 3, 2009, December 29, 2007, and December 30, 2006. The Company has a 34% equity interest in Parkdale America, LLC. Item 15 is also being amended to include reference to the Parkdale America, LLC financial statements and the related report of the entity’s independent certified public accounting firm, and to file the consent of the independent certified public accounting firm related to their opinion contained in this filing and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The following financial statements of the Registrant and reports of independent registered public accounting firm are filed as a part of this Report.

Pages
Management’s Report on Internal Control over Financial Reporting	+
Reports of Independent Registered Public Accounting Firm	+
Consolidated Balance Sheets at June 29, 2008 and June 24, 2007	+
Consolidated Statements of Operations for the Years Ended June 29, 2008, June 24, 2007, and June 25, 2006	+
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 29, 2008, June 24, 2007, and June 25, 2006	+
Consolidated Statements of Cash Flows for the Years Ended June 29, 2008, June 24, 2007, and June 25, 2006	+
Notes to Consolidated Financial Statements	+

2. Financial Statement Schedules

II — Valuation and Qualifying Accounts	+

Parkdale America, LLC Financial Statements as of January 3, 2009 and for the years ended January 3, 2009, December 29, 2007, and December 30, 2006	8

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

+	Previously filed

3. Exhibits

Exhibit
Number	Description
3.1(i)(a)	Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference to Exhibit 3a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004). +

3.1(i)(b)	Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

3.1 (ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 20, 2007). +

4.1	Indenture dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.3	Registration Rights Agreement, dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and Lehman Brothers Inc. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.4	Security Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.5	Pledge Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors’ party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.6	Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.7	Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.8	Intercreditor Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto, Bank of America N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.9	Amended and Restated Credit Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

Exhibit
Number	Description
4.10	Amended and Restated Security Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.11	Pledge Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.12	Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.13	Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

4.14	Registration Rights Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Company’s Schedule 13D dated January 2, 2007). +

10.1	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Manufacturing, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

10.2	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Kinston, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006). +

10.3	*Unifi, Inc.’s 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10f to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996). +

10.4	*Unifi, Inc.’s 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Reg. No. 001-10542) filed on September 27, 1996). +

10.5	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000). +

10.6	*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.7	*Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

Exhibit
Number	Description
10.8	*Employment Agreement between Unifi, Inc. and Brian R. Parke, dated January 23, 2002 (incorporated by reference to Exhibit 10g to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Reg. No. 001-10542) filed on September 23, 2002). +

10.9	*Employment Agreement between Unifi, Inc. and William M. Lowe, Jr., effective July 25, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.10	*Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective November 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005). +

10.11	*Change of Control Agreement between Unifi, Inc. and Charles F, McCoy, effective November 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005). +

10.12	*Change of Control Agreement between Unifi, Inc. and William M. Lowe, Jr., effective November 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 1, 2005). +

10.13	*Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective July 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.14	*Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective July 25, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.15	Equity Joint Venture Contract, dated June 10, 2005, between Sinopec Yizheng Chemical Fibre Company Limited and Unifi Asia Holdings, SRL for the establishment of Yihua Unifi Fibre Industry Company Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 10, 2005). +

10.16	Sales and Services Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007). +

10.17	Manufacturing Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007). +

10.18	Change of Control Agreement between Unifi, Inc. and Ronald L. Smith, effective February 21, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated February 20, 2008). +

10.19	Agreement of Sale, executed on March 11, 2008, by and between Unifi Manufacturing, Inc. and 1019 Realty LLC (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated March 11, 2008). +

10.20	*Severance Agreement, executed October 4, 2007, by and between the Company and William L. Lowe, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated October 4, 2007). +

Exhibit
Number	Description
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges. +

14.1	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed as Exhibit (14a) with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference. +

14.2	Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed as Exhibit (14b) with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference. +

18.1	Letter Regarding Change in Accounting Principles as previously filed on the quarterly report on Form 10-Q for the quarterly period September 23, 2007 (Reg. No. 001-10542) filed on November 2, 2007. +

21.1	List of Subsidiaries. +

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. +

23.2	Consent of Ernst & Young Hua Ming, Independent Registered Public Accounting Firm. +

23.3	Consent of Grant Thornton LLP, Independent Certified Public Accounting Firm.

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

+	Previously filed

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2009.

UNIFI, Inc.
By:	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer

Financial Statements and Report of
Independent Certified Public Accountants
Parkdale America, LLC
(a limited liability company)
As of January 3, 2009, December 29, 2007, and December 30, 2006

Parkdale America, LLC

Report of Independent Certified Public Accountants	10

Financial statements:

Balance Sheets	11

Statements of Operations	12

Statements of Members’ Equity	13

Statements of Cash Flows	14

Notes to Financial Statements	15-26
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Board of Members of
Parkdale America, LLC:
We have audited the accompanying balance sheets of Parkdale America, LLC (the Company) as of January 3, 2009, December 29, 2007, and December 30, 2006, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America as established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC as of January 3, 2009, December 29, 2007, and December 30, 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Charlotte, North Carolina
March 13, 2009

Parkdale America, LLC
Balance Sheets

January 3, 2009, December 29, 2007, and December 30, 2006	2008	2007	2006
	$	$	$
Assets
Current assets:
Cash and cash equivalents	11,359,000	29,406,000	31,985,000
Trade accounts receivable, less allowance of $2,115,000, $2,030,000 and $2,265,000, respectively	60,770,000	76,303,000	62,244,000
Other receivables	6,866,000	—	—
Inventories, net	38,912,000	35,649,000	29,105,000
Prepaid expenses and other assets	118,000	255,000	357,000
Due from affiliates, net	—	—	906,000
Assets held for sale	—	46,000	1,032,000
Derivative instruments, net	2,474,000	3,962,000	539,000
Notes receivable	—	—	83,000
Notes receivable from joint venture, current	—	—	773,000

Total current assets	120,499,000	145,621,000	127,024,000
Property, plant and equipment, net	96,846,000	77,935,000	99,086,000
Investment in joint venture	9,611,000	11,024,000	10,747,000
Deferred financing costs, net	291,000	21,000	277,000

	227,247,000	234,601,000	237,134,000

Liabilities and Members’ Equity
Current liabilities:
Trade accounts payable	4,657,000	9,166,000	7,706,000
Accrued expenses	4,296,000	5,752,000	4,935,000
Deferred revenue	77,000	—	—
Due to affiliates, net	2,524,000	2,326,000	—
Current portion of capital lease obligations	—	1,022,000	1,326,000

Total current liabilities	11,554,000	18,266,000	13,967,000
Capital lease obligations	—	4,318,000	7,388,000

	11,554,000	22,584,000	21,355,000
Commitments and contingencies
Members’ equity	215,693,000	212,017,000	215,779,000

	227,247,000	234,601,000	237,134,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Statements of Operations

For the years ended January 3, 2009, December 29, 2007, and December 30, 2006	2008	2007	2006
	$	$	$
Net sales	461,576,000	442,641,000	432,885,000
Cost of goods sold	(431,814,000)	(414,454,000)	(416,501,000)

Gross margin	29,762,000	28,187,000	16,384,000
General and administrative expenses	(11,239,000)	(14,125,000)	(14,497,000)
Impairment of property, plant, and equipment	(100,000)	—	—
Gain (loss) on disposals of property, plant and equipment	901,000	(1,162,000)	(215,000)
Amortization of intangible asset	—	—	(625,000)

Income from operations	19,324,000	12,900,000	1,047,000
Interest expense	(118,000)	(623,000)	(832,000)
Interest income	721,000	1,931,000	894,000
Gain on derivative instruments	9,970,000	879,000	87,000
(Loss) earnings from investment in joint venture	(374,000)	276,000	(141,000)
Gain on legal settlement	950,000	—	—
Other income, net	253,000	296,000	317,000

Net income	30,726,000	15,659,000	1,372,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Statements of Members’ Equity

For the years ended January 3, 2009, December 29, 2007, and December 30, 2006
$
Balance, December 31, 2005	219,347,000

Comprehensive income (loss):
Net income	1,372,000
Changes in other comprehensive income	(2,384,000)

Total comprehensive loss	(1,012,000)

Dividends paid	(2,556,000)

Balance, December 30, 2006	215,779,000

Comprehensive income:
Net income	15,659,000
Changes in other comprehensive income	674,000

Total comprehensive income	16,333,000

Dividends paid	(20,095,000)

Balance, December 29, 2007	212,017,000

Comprehensive income (loss):
Net income	30,726,000
Changes in other comprehensive income	(9,896,000)

Total comprehensive income	20,830,000

Dividends paid	(17,154,000)

Balance, January 3, 2009	215,693,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Statements of Cash Flows

For the years ended January 3, 2009, December 29, 2007, and December 30, 2006	2008	2007	2006
	$	$	$
Cash flows from operating activities:
Net income	30,726,000	15,659,000	1,372,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,062,000	21,017,000	26,276,000
Loss (gain) on disposals of property, plant and equipment	(901,000)	1,071,000	(695,000)
Loss on write-down of property, plant and equipment	100,000	91,000	977,000
Gain on derivative instruments	(9,498,000)	(2,755,000)	(2,086,000)
Loss (earnings) from investment in joint venture	374,000	(276,000)	141,000
Changes in operating assets and liabilities:
Trade accounts receivable, net	15,533,000	(14,059,000)	(4,989,000)
Other receivables	(6,866,000)	—	—
Due to affiliates, net	198,000	3,232,000	(3,210,000)
Inventories	(3,263,000)	(6,544,000)	7,560,000
Prepaid expenses and other assets	137,000	102,000	1,943,000
Trade accounts payable	(4,509,000)	1,460,000	(3,792,000)
Accrued expenses	(1,167,000)	817,000	(688,000)
Deferred revenue	77,000	—	(347,000)

Net cash provided by operating activities	39,003,000	19,815,000	22,462,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,868,000)	(4,055,000)	(6,910,000)
Payments on foreign currency exchange contracts	(19,574,000)	(706,000)	—
Proceeds from foreign currency exchange contracts	20,664,000	712,000	—
Dividends received from joint venture	1,039,000	—	—
Sale of available-for-sale securities	—	—	10,000,000
Proceeds from disposals of property, plant and equipment	2,777,000	2,831,000	5,186,000
Proceeds from notes receivable from affiliates	—	773,000	250,000
Proceeds from notes receivable	—	83,000	1,000

Net cash (used in) provided by investing activities	(30,962,000)	(362,000)	8,527,000

Cash flows from financing activities:
Payments of deferred financing costs	(388,000)	—	—
Dividends paid	(17,154,000)	(20,095,000)	(2,556,000)
Principal and early buyout payments on capital lease obligations	(8,546,000)	(1,937,000)	(5,648,000)
Cash overdraft	—	—	(2,410,000)

Net cash used in financing activities	(26,088,000)	(22,032,000)	(10,614,000)

Net (decrease) increase in cash and cash equivalents	(18,047,000)	(2,579,000)	20,375,000
Cash and cash equivalents, beginning of year	29,406,000	31,985,000	11,610,000

Cash and cash equivalents, end of year	11,359,000	29,406,000	31,985,000

Supplemental disclosure of cash flow information — Cash paid during the year for interest	—	734,000	786,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
1    Nature of Business and Summary of Significant Accounting Policies
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
Operations
The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic. As of January 3, 2009, the Company has 12 manufacturing facilities located primarily in central and western North Carolina.
Fiscal Year
The Company’s fiscal year ends the Saturday nearest to December 31. The Company’s fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006. Fiscal year 2008 contained 53 weeks, while fiscal years 2007 and 2006 each contained 52 weeks.
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
Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue when goods are shipped.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. The Company maintains cash deposits with major banks that may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.
Available-for-sale Securities
In fiscal 2005, the Company purchased available-for-sale securities, which consist of auction-rate bonds with variable interest rates. The securities had 35-day auction periods and were designed to maintain a price of 100% of par. Interest earned on the bonds was $103,000 for the year ended December 30, 2006. The Company disposed of the bonds in 2006.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
Concentration of Credit Risk
Substantially all of the Company’s accounts receivable are due from companies in the textile and apparel markets located primarily throughout North and South America. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. In the event of cash recoveries, the Company replaces the previously reserved amounts in the allowance for doubtful accounts. Write-offs of accounts receivable, net of recoveries, totaled $1,139,000, $577,000 and $733,000 for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively. Sales to two customers accounted for approximately 32% of total gross sales in fiscal 2008, sales to two customers accounted for approximately 29% of total gross sales in fiscal 2007, and sales to four customers accounted for approximately 45% of total gross sales in fiscal 2006. As of January 3, 2009, accounts receivable for two customers comprised 24% of total gross accounts receivable outstanding. As of December 29, 2007, accounts receivable for three customers comprised 41% of total gross accounts receivable outstanding. As of December 30, 2006, accounts receivable for two customers comprised 25% of total gross accounts receivable outstanding.
Fair Value of Financial Instruments
The Company currently measures and records its derivative instruments in the accompanying financial statements at fair value. SFAS 157, which the Company adopted effective December 30, 2007, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 — Quoted market prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.
SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis (Note 6). As of January 3, 2009, no assets or liabilities are measured at fair value on a nonrecurring basis.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
Property, Plant and Equipment
Additions to property, plant and equipment are recorded at cost. Provisions for repairs and maintenance, which do not extend the life of the applicable assets, are expensed. Provisions for depreciation are determined principally by an accelerated method over the estimated useful lives of the assets or the remaining capital lease term, whichever is shorter. The following is a summary:

	Useful
	Lives in
	Years	2008	2007	2006
		$	$	$
Land and land improvements	15	4,946,000	4,986,000	5,178,000
Buildings	15 to 39	72,918,000	83,822,000	91,257,000
Machinery and equipment	5 to 9	417,382,000	399,214,000	451,770,000
Office furniture and fixtures	5 to 7	12,015,000	9,948,000	10,018,000

		507,261,000	497,970,000	558,223,000
Less — Accumulated depreciation		(413,642,000)	(420,845,000)	(460,315,000)
Construction-in-progress		3,227,000	810,000	1,178,000

Property, plant and equipment, net		96,846,000	77,935,000	99,086,000

Depreciation expense for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, was $17,944,000, $20,761,000 and $25,396,000, respectively.
Impairment of Long-lived Assets
The Company evaluates long-lived assets to determine impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values.
In fiscal 2006, the Company terminated operations at one of its Sanford, North Carolina, manufacturing facilities. The land and building of this facility were part of the Company’s capital lease (Note 11). As of December 30, 2006, management believed that, based on prices for similar assets, the fair value of this facility exceeded its carrying value and no impairment charge was needed at that time. As of December 30, 2006, management continued to assess the available options for this facility. The assets related to this facility are included in property, plant and equipment, net on the balance sheet as of December 30, 2006.
In fiscal 2007, the Company made the decision to buy out the remaining portion of its capital lease for one of its Sanford locations and to sell the land and building to a third party (Note 11). In order to terminate the lease, the Company made an early buyout payment of approximately $630,000. The Company’s total loss related to the early lease buyout and sale approximated $2,080,000.
In fiscal 2008, the Company made the decision to buy out the remaining portion of its capital lease for its Walnut Cove and remaining Sanford facilities. In order to terminate the lease, the Company made an early buyout payment of approximately $8,548,000. The Company recorded no gain or loss on the transaction.
In fiscal 2008, the Company recorded an additional impairment charge of approximately $100,000 related to equipment whose carrying value was greater than its calculated fair value.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
Cotton Rebate Programs
During August of fiscal 2008, a new government subsidy commenced that will provide economic adjustment assistance to domestic users of upland cotton. During the period beginning on August 1, 2008, and ending on July 31, 2012, the value of the assistance will be 4 cents per pound. Effective beginning on August 1, 2012, the value of the assistance will be 3 cents per pound. The Company did not receive any payments related to this subsidy during fiscal 2008; however, the Company did accrue a receivable of $6,866,000 based on eligible cotton consumption under the subsidy from the period beginning on August 1, 2008, through year-end. This amount was recorded in other receivables and as a reduction to cost of goods sold in the accompanying statements of operations. Based on the terms of the subsidy, the funds received must be used towards future qualifying capital expenditures.
In prior years, the Company received a rebate from the U.S. Government for consuming cotton grown in the United States. The rebate was based on the pounds of cotton consumed and the difference between U.S. and foreign cotton prices. Rebate income, included as a reduction to cost of goods sold in the accompanying statements of operations, amounted to $7,233,000 for the year ended December 30, 2006. As of July 31, 2006, the agreement under which the Company was receiving the rebate was eliminated due to a change in federal legislation and is no longer available to the Company.
Shipping Costs
The costs to ship products to customers of approximately $4,400,000, $5,900,000 and $5,400,000 during the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively, are included as a component of cost of goods sold in the accompanying consolidated statements of operations.
Recent Accounting Pronouncement
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
As described in Note 1, the Company adopted SFAS No. 157 effective December 30, 2007.
In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring (at least annually) basis, to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008, or the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 would allow the Company to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument-by-instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company has decided not to elect the fair value option for eligible assets and liabilities as of January 3, 2009.
In December 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN 48-3 permits an entity within its scope to defer the effective date of FASB Interpretation 48 (Interpretation 48), “Accounting for Uncertainty in Income Taxes,” to its annual financial statements for fiscal years beginning after December 15, 2008. The Company has elected to defer the application of Interpretation 48 for the year ending January 3, 2009. The Company evaluates its uncertain tax positions using the provisions of SFAS No. 5, “Accounting for Contingencies.” Accordingly, a loss contingency is recognized when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.
In December 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require employers to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. FSP FAS 132R-1 requires employers to consider the following objectives in providing more detailed disclosures about plan assets:
-How investment decisions are made, including factors necessary to understanding investment policies and strategies
-The major categories of plan assets
-The inputs and valuation techniques used to measure the fair value of plan assets
-The effect of fair value measurements using significant unobservable inputs (Level 3 measurements in SFAS No. 157, “Fair Value Measurements”) on changes in plan assets for the period
-Significant concentrations of risk within plan assets
The disclosures relating to the above objectives are required by the FSP for fiscal years ending after December 15, 2009. The Company intends to adopt FSP FAS 132R-1 effective January 3, 2010.
In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-6, “Equity Method Investment Accounting Considerations,” to clarify accounting and impairment considerations involving equity method investments after the effective date of both SFAS No.141 (revised 2007), “Business Combinations,” and FASB Statement 160, “Noncontrolling Interests in Consolidated Financial Statements.” EITF Issue 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee and (3) account for shares issued by the investee.
EITF Issue 08-6 is effective for fiscal years beginning on or after December 15, 2008. The Company intends to adopt EITF Issue 08-6 in fiscal 2009 on a prospective basis. The Company is in the process of evaluating the impact that the adoption of EITF Issue 08-6 will have on its financial statements.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
2    Inventories
Inventories are stated at the lower of cost or market. During fiscal 2008, 2007 and 2006, cost was determined using the specific identification method for raw materials, yarn-in-process and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of the following as of January 3, 2009, December 29, 2007, and December 30, 2006:

	2008	2007	2006
	$	$	$
Cotton and synthetics	17,012,000	16,152,000	9,532,000
Yarn in process	4,260,000	4,424,000	4,130,000
Finished yarn	16,742,000	14,220,000	14,630,000
Supplies	898,000	853,000	813,000

	38,912,000	35,649,000	29,105,000

Inventories as of January 3, 2009, December 29, 2007, and December 30, 2006, have been reduced by a reserve of $460,000, $424,000 and $1,229,000, respectively, related to a reduction in the value of finished yarns on hand.
3    Income Taxes
The Company is a Limited Liability Company treated as a partnership for federal and state income tax reporting purposes. As a result, the Company’s results of operations are included in the income tax returns of its individual members. Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.
4    Deferred Financing Costs
On February 1, 2005, the Company entered into a new revolving credit facility, which replaced the revolving credit facility in place at January 1, 2005 (Note 6). Financing costs consist primarily of commitment fees, legal fees and other direct costs incurred to obtain the Company’s revolving line of credit. Total deferred financing costs capitalized were approximately $766,000. These costs were fully amortized over the term of the debt agreement, which matured on February 1, 2008. Amortization expense relating to this credit facility was $21,000, $256,000 and $255,000 for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively. Accumulated amortization approximated $745,000 and $489,000 for the years ended December 29, 2007, and December 30, 2006, respectively. The remaining $21,000 balance of deferred financing costs was fully amortized in fiscal 2008.
On April 28, 2008, the Company amended its revolving credit facility (Note 6). Financing costs consist primarily of commitment fees, legal fees and other direct costs incurred to amend the Company’s revolving line of credit. Total deferred financing costs capitalized were approximately $388,000. These costs are being amortized over the term of the debt agreement, which matures on April 28, 2011. Amortization expense relating to this credit facility was $97,000 for the year ended January 3, 2009.
5    Debt
Lines of Credit
On April 28, 2008, the Company amended its revolving credit facility with maximum borrowings of $75,000,000. The new debt facility matures on April 28, 2011, and bears interest at either the LIBOR rate or the base rate plus the applicable margin. If liquidity falls below agreed-upon requirements, the most restrictive covenants will require the Company to limit capital expenditures, and to maintain a minimum fixed charge coverage ratio and a minimum leverage ratio. As of January 3, 2009, December 29, 2007, and December 30, 2006, there were no outstanding borrowings under the revolving credit facility.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
6    Derivative Instruments
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
The Company is subject to price risk related to anticipated, fixed-price yarn sales. In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company enters into cotton futures to manage changes in raw materials prices in order to protect the gross margin of fixed-price yarn sales. As of January 3, 2009, December 29, 2007, and December 30, 2006, the Company has recorded these instruments at fair value of $2,474,000, $2,932,000 and $539,000, respectively, in the accompanying balance sheets.
As discussed in Note 1, the following table summarizes the derivatives measured at fair value in the accompanying consolidated balance sheet as of January 3, 2009:

Fair value measurements as of January 3, 2009	Level 1	Level 2	Level 3	Total
		$	$	$
Assets — Derivative instruments	2,474,000	—	—	2,474,000

The Company’s derivative instruments are listed and traded on an exchange, and are thus valued using quoted prices classified within level 1 of the fair value hierarchy. The total fair value of the derivative instruments is classified as a current asset as of January 3, 2009.
The Company designates certain futures contracts as cash flow hedges. As of January 3, 2009, December 29, 2007, and December 30, 2006, the Company had unrealized (loss) gains on futures contracts designated as cash flow hedges of $(8,554,000), $1,341,000 and $667,000, respectively, recorded in other comprehensive income. For contracts which were not designated as hedges, or for the ineffective portions of contracts designated as hedges, the Company recorded an increase to earnings of approximately $8,166,000 for the year ended January 3, 2009, a charge to earnings of approximately $157,000 for the year ended December 29, 2007, and an increase to earnings of approximately $87,000 for the year ended December 30, 2006.
The Company has been engaged in the process of purchasing equipment from foreign vendors at prices denominated in Euros. During fiscal 2007, to hedge against changes in the fair value of such prices due to changes in foreign currency exchange rates, the Company has entered into forward contracts with a bank. As of December 29, 2007, the Company recorded these instruments at fair value in the amount of $1,030,000. The Company purchased the equipment during fiscal 2008, and the formal contracts were completed and closed. The forward contracts have not been designated as a foreign currency fair value hedge by the Company, and as such, the Company has recorded an increase to earnings of approximately $1,804,000 and $1,036,000 for the years ended January 3, 2009, and December 29, 2007, respectively.
In addition, the Company enters into forward contracts for cotton purchases, which qualify as derivative instruments under SFAS No. 133. However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption. Therefore, the provisions of SFAS No. 133 are not applicable to these contracts.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
7    Investment in Summit Yarn Joint Venture
On June 4, 1998, Parkdale and Burlington Industries, Inc. (Burlington) entered into a Joint Venture and Contribution Agreement (the Agreement) whereby Parkdale and Burlington agreed to contribute certain assets and cash for the purpose of constructing, operating and managing a yarn manufacturing facility (the Joint Venture), which qualifies under the Maquiladora program in accordance with applicable Mexican law, and for the marketing and sale of yarn manufactured by the Joint Venture, Summit Yarn, LLC (Summit). In exchange for their respective contributions, Parkdale and Burlington each received a 50% ownership interest in Summit. Concurrent with the formation of Summit, Parkdale and Burlington formed Summit Yarn Holding I, which serves as the holding company for Parkdale’s and Burlington’s investment in various Mexican corporations related to the Joint Venture. Parkdale and Burlington each received a 50% ownership interest in Summit Yarn Holding I. Effective January 15, 2002, Parkdale transferred its ownership in Summit to the Company. The investment was transferred at Parkdale’s historical basis of $14,257,000, which included notes receivable from Summit totaling $5,227,000. The Agreement expires in 2018 and has stated renewal options. The Company accounts for its investment in Summit and Summit Yarn Holding I based on the equity method of accounting.
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
Effective August 2, 2004, Burlington transferred its ownership in Summit to Cone Denim LLC.
Summarized financial information of Summit as of and for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, is as follows:

	2008	2007	2006
	$	$	$
Current assets	10,347,000	12,332,000	10,371,000
Total assets	20,086,000	24,194,000	24,767,000
Current liabilities	858,000	2,147,000	1,700,000
Total liabilities	858,000	2,147,000	3,400,000
Equity	19,228,000	22,047,000	21,367,000
Total liabilities and equity	20,086,000	24,194,000	24,767,000
Revenue	50,620,000	60,416,000	40,128,000
Expenses	51,367,000	59,453,000	40,265,000
Net (loss) income	(747,000)	963,000	(137,000)

During fiscal 2007, Summit changed its year-end to coincide with the Company’s. Therefore, the revenue, expenses and net income figures as of December 29, 2007, represent 15 months of activity.
8    Defined Contribution Plan
The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $467,000, $345,000 and $400,000 during the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
9    Related-party Transactions
Cotton Purchases and Commitments
During fiscal years 2008, 2007 and 2006, the Company sold cotton to Parkdale at cost, amounting to $502,000, $83,000 and $695,000, respectively. During fiscal years 2008, 2007 and 2006, Parkdale sold cotton to the Company at cost, amounting to $766,000, $1,112,000 and $208,000, respectively. Additionally, during fiscal years 2007 and 2006, the Company sold cotton to a related entity, of which Parkdale owned 50%, at cost, totaling $91,000 and $46,000, respectively. There were no sales to the related entity in 2008.
The cost of cotton transferred between the Company and Parkdale is determined on a specific identification basis for each cotton bale sold or purchased.
Until January 2, 2008, the Company purchased cotton through a related entity, of which Parkdale owned 50%. Such purchases totaled $24,314,000 and $27,260,000 for the years ended December 29, 2007, and December 30, 2006, respectively. There were no purchases from the related entity during the year ended January 3, 2009. The accounts payable due the related entity were $0, $88,000 and $1,040,000 as of January 3, 2009, December 29, 2007, and December 30, 2006, respectively, and were included in trade accounts payable in the accompanying balance sheets.
Shared Expenses Allocation
The Company and Parkdale share certain accounting and administrative expenses. Parkdale and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company were approximately $17,014,000, $17,327,000 and $15,151,000 for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.
Due To and From Affiliates
Due to and from affiliates consists of the following as of January 3, 2009, December 29, 2007, and December 30, 2006:

	2008	2007	2006
	$	$	$
Due from Summit	10,000	47,000	464,000
Due (to) from Parkdale	(2,490,000)	(2,321,000)	447,000
Due to Alliance Real Estate III	(44,000)	(5,000)	(5,000)
Due to Parkdale Cotton Brands	—	(47,000)	—

	(2,524,000)	(2,326,000)	906,000

The due to and from amounts result from intercompany charges related to inventory purchases, accounts receivable collections and the administrative expense allocation.
Notes Receivable from Joint Venture
In connection with the transfer to the Company of Parkdale’s interest in Summit, the Company assumed notes receivable from Summit in the amount of $3,550,000 and $1,677,000, which bore interest at 5.5% and 5.7%, respectively. During 2005, the note receivable of $1,677,000 was paid in full by Summit. At December 30, 2006, $773,000 was outstanding on the remaining note. During 2007, the remaining note receivable balance of $773,000 was paid in full by Summit.
Interest income earned on balances due from Summit amounted to $28,000 and $52,000, for the years ended December 29, 2007, and December 30, 2006, respectively.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
Intangible Assets
In September 1998, the Company purchased certain assets of the air jet operations (Air Jet Acquisition) of a related party. The total net book value of intangible assets associated with the Air Jet Acquisition was $625,000 at December 31, 2005. The intangible assets associated with the Air Jet Acquisition were fully amortized during the fiscal year ended December 30, 2006.
Fixed Asset Transfers and Sales
During the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, Parkdale transferred to the Company, at net book value, fixed assets of $83,000, $45,000, and $799,000, respectively, which were settled by cash payment during the year. During the years ended January 3, 2009, December 29, 2007, and December 30, 2006, the Company transferred to Parkdale, at net book value, fixed assets of $29,000, $82,000 and $418,000, respectively. No gain or loss was recognized on these transfers.
Other
The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale. Total sales amounted to $149,000, $139,000 and $222,000 for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.
Deferred Revenue
During fiscal 2008, the Company sold certain fixed assets to Columbiana de Hilados, a related party and joint venture over which Parkdale holds a 50% ownership interest. The difference between net book value and selling price is recorded as a deferred gain and will be amortized into income over a period of time equal to the depreciable life of the assets sold. As of January 3, 2009, the balance of the deferred gain is $77,000 and is recorded as deferred revenue in the accompanying financial statements.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
10    Commitments and Contingencies
Capital Leases
The Company maintained a lease agreement with a bank. The lease agreement, which covered certain real property of the Company assigned from Unifi, was accounted for as a financing lease in accordance with SFAS No. 98, “Accounting for Leases.” The lease term was scheduled to end in January 2013, with an option to purchase the assets for an amount equal to the agreed-upon fair market sales value at that date. In fiscal 2007, the Company bought out the remaining portion of its capital lease associated with one of its facilities (Note 1). In January 2008, the Company bought out the remaining portion of its capital lease associated with the final two facilities (Note 1).
Lease interest expense for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, was $0, $367,000 and $577,000, respectively. The net book value of the assets covered under this capital lease amounted to $0, $7,588,000 and $12,601,000 as of January 3, 2009, December 29, 2007, and December 30, 2006, respectively.
Operating Leases
The Company has entered into operating leases for various vehicles and office equipment. At January 3, 2009, future minimum lease payments during the remaining noncancelable lease terms are as follows:

Amount
$
2009	347,000
2010	272,000
2011	76,000

Total minimum lease payments	695,000

Rent expense for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, was $550,000, $632,000 and $2,227,000, respectively.
Purchase and Sales Commitments
At January 3, 2009, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 212,439,000 pounds of cotton to be used in the production process. At January 3, 2009, December 29, 2007, and December 30, 2006, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers.
Contingencies
The Company is involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition or the results of operations of the Company.

Parkdale America, LLC
Notes to Financial Statements
January 3, 2009, December 29, 2007, and December 30, 2006
11    Legal Settlements
In 2008, the Company received two lawsuit settlements totaling $8,584,000 for prior year’s activity. These settlements were against raw material manufacturers and an insurance company.
The proceeds of approximately $7,634,000 from the raw material manufacturers were recorded in the accompanying financial statements as a reduction of cost of goods sold.