Form 10-Q
period 2009-03-29
UNIFI INC
filed 2009-05-08
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
Registrant’s telephone number, including area code: (336) 294-4410
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 7, 2009 was 62,057,300.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended March 29, 2009

Part.1 Financial Information
Item.1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 29,	June 29,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,544	$20,248
Receivables, net	71,498	103,272
Inventories	101,583	122,890
Deferred income taxes	1,474	2,357
Assets held for sale	1,700	4,124
Investment in unconsolidated affiliate	9,000	—
Restricted cash	14,585	9,314
Other current assets	4,946	3,693

Total current assets	228,330	265,898

Property, plant and equipment	770,494	855,324
Less accumulated depreciation	(611,192)	(678,025)

	159,302	177,299
Investments in unconsolidated affiliates	62,067	70,562
Restricted cash	1,394	26,048
Goodwill	—	18,579
Intangible assets, net	18,465	20,386
Other noncurrent assets	13,737	12,759

Total assets	$483,295	$591,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,904	$44,553
Accrued expenses	20,361	25,531
Income taxes payable	7	681
Current maturities of long-term debt and other current liabilities	6,119	9,805

Total current liabilities	51,391	80,570

Long-term debt and other liabilities	193,389	204,366
Deferred income taxes	413	926
Commitments and contingencies
Shareholders’ equity:
Common stock	6,206	6,069
Capital in excess of par value	29,858	25,131
Retained earnings	211,754	254,494
Accumulated other comprehensive income (loss)	(9,716)	19,975

	238,102	305,669

Total liabilities and shareholders’ equity	$483,295	$591,531

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended		For the Nine-Months Ended
	March 29,	March 23,	March 29,	March 23,
	2009	2008	2009	2008
Summary of Operations:
Net sales	$119,094	$169,836	$413,830	$523,741
Cost of sales	118,722	156,404	397,721	490,996
Restructuring charges (recoveries)	293	(2,199)	293	4,638
Write down of long-lived assets	—	—	—	2,780
Goodwill impairment	18,580	—	18,580	—
Selling, general & administrative expenses	9,507	10,080	29,356	36,542
Provision for bad debts	735	87	1,794	152
Other operating (income) expense, net	(89)	(897)	(5,862)	(4,087)
Non-operating (income) expense:
Interest income	(656)	(651)	(2,249)	(2,231)
Interest expense	5,879	6,308	17,592	19,598
Equity in earnings of unconsolidated affiliates	(825)	(757)	(4,469)	(914)
Write down of investment in unconsolidated affiliates	—	—	1,483	4,505

Income (loss) from continuing operations before income taxes	(33,052)	1,461	(40,409)	(28,238)
Provision (benefit) from income taxes	(101)	1,394	2,398	(11,294)

Income (loss) from continuing operations	(32,951)	67	(42,807)	(16,944)
Income (loss) from discontinued operations — net of tax	(45)	(55)	67	22

Net income (loss)	$(32,996)	$12	$(42,740)	$(16,922)

Losses per common share (basic and diluted):
Income (loss) — continuing operations	$(.53)	$—	$(.69)	$(.28)
Income (loss) — discontinued operations	—	—	—	—

Net income (loss) — basic and diluted	$(.53)	$—	$(.69)	$(.28)

Weighted average outstanding shares of common stock (basic and diluted)	62,057	60,589	61,740	60,560
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Nine-Months Ended
	March 29,	March 23,
	2009	2008
Cash and cash equivalents at beginning of year	$20,248	$40,031
Operating activities:
Net loss	(42,740)	(16,922)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Income from discontinued operations	(67)	(22)
Earnings of unconsolidated equity affiliates, net of distributions	(1,585)	262
Depreciation	21,954	27,568
Amortization	3,289	3,486
Stock-based compensation expense	1,033	724
Deferred compensation recovery, net	(50)	(170)
Net gain on asset sales	(5,865)	(1,872)
Non-cash effect of goodwill impairment	18,580	—
Non-cash write down of long-lived assets	—	2,780
Non-cash write down of investment in unconsolidated affiliate	1,483	4,505
Non-cash portion of restructuring charges	293	4,638
Deferred income tax benefit	(77)	(14,951)
Provision for bad debts	1,794	152
Other	306	(263)
Change in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments	6,258	(11,338)

Net cash provided by (used in) continuing operating activities	4,606	(1,423)

Investing activities:
Capital expenditures	(10,918)	(7,310)
Acquisition	(500)	—
Change in restricted cash	14,035	(12,338)
Proceeds from sale of capital assets	6,959	15,797
Proceeds from sale of equity affiliate	—	8,750
Collection of notes receivable	1	269
Split dollar life insurance premiums	(217)	(217)
Other	—	(793)

Net cash provided by investing activities	9,360	4,158

Financing activities:
Borrowings of long-term debt	14,600	—
Payments of long-term debt	(22,199)	(16,000)
Proceeds from stock option exercises	3,830	—
Other	(343)	(2,142)

Net cash used in financing activities	(4,112)	(18,142)

Cash flows of discontinued operations — operating cash flow	(308)	(230)

Effect of exchange rate changes on cash and cash equivalents	(6,250)	1,793

Net increase (decrease) in cash and cash equivalents	3,296	(13,844)

Cash and cash equivalents at end of period	$23,544	$26,187

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet of Unifi, Inc. (the “Company”) at June 29, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 29, 2008, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 29, 2009, and the results of operations and cash flows for the periods ended March 29, 2009 and March 23, 2008. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 29, 2008. Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 65 to 71 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

2.	Inventories

Inventories are comprised of the following (amounts in thousands):

	March 29,	June 29,
	2009	2008
Raw materials and supplies	$41,164	$51,407
Work in process	6,274	7,021
Finished goods	54,145	64,462

	$101,583	$122,890

3.	Accrued Expenses

Accrued expenses are comprised of the following (amounts in thousands):

	March 29,	June 29,
	2009	2008
Payroll and fringe benefits	$5,221	$11,101
Severance	1,552	1,935
Interest	8,188	2,813
Utilities	1,626	3,114
Closure reserve	619	1,414
Retiree benefits	1,566	1,733
Property taxes	547	1,132
Other	1,042	2,289

	$20,361	$25,531

4.	Other Operating (Income) Expense, Net

The following table summarizes the Company’s other operating (income) expense, net (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 29,	March 23,	March 29,	March 23,
	2009	2008	2009	2008
(Gain) loss on sale of fixed assets	$44	$(459)	$(5,865)	$(1,872)
Gain from sale of nitrogen credits	—	—	—	(1,614)
Technology fee from China joint venture	—	(187)	—	(875)
Currency (gains) losses	(100)	(153)	(22)	305
Other, net	(33)	(98)	25	(31)

Other operating (income) expense, net	$(89)	$(897)	$(5,862)	$(4,087)

5.	Intangible Assets, Net

Other intangible assets subject to amortization consisted of customer relationships of $22.0 million and non-compete agreements of $4.0 million which were entered in connection with an asset acquisition consummated in fiscal year 2007. The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its twelve year life and the non-compete agreement is being amortized using the straight-line method over six years. There are no residual values related to these intangible assets. Accumulated amortization at March 29, 2009 and June 29, 2008 for these intangible assets was $8.0 million and $5.6 million, respectively.

In addition, the Company allocated $0.5 million to customer relationships arising from a transaction that closed in the second quarter of fiscal year 2009. This customer list is being amortized using the straight-line method over a period of one and a half years. Accumulated amortization at March 29, 2009 was $83 thousand.

The intangible assets discussed above all relate to the polyester segment.

The following table represents the expected intangible asset amortization for the next five fiscal years (amounts in thousands):

	Aggregate Amortization Expenses
	2010	2011	2012	2013	2014
Customer lists	$2,993	$2,173	$2,022	$1,837	$1,481
Non-compete contract	571	571	571	571	286

	$3,564	$2,744	$2,593	$2,408	$1,767

6.	Recent Accounting Pronouncements

On December 29, 2008, the Company adopted Statements of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), requiring enhancements to the disclosure requirements for derivative and hedging activities. The objective of the enhanced disclosure requirement is to provide the user of financial statements with a clearer understanding of how the entity uses derivative instruments; how derivatives are accounted for; and how derivatives affect an entity’s financial position, cash flows and performance. The statement applies to all derivative and hedging instruments. SFAS 161 is effective for all fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not materially change the Company’s disclosures of derivative and hedging instruments.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 and the adoption of this standard did not have a material effect on its consolidated financial statements.

7.	Comprehensive Income (Loss)

Comprehensive losses amounted to $32.7 million and $72.4 million for the third quarter and year-to-date periods of fiscal year 2009, respectively, compared to comprehensive income of $1.3 million and comprehensive loss of $9.1 million for the third quarter and the year-to-date periods of fiscal year 2008, respectively. Comprehensive losses were comprised of net losses of $33.0 million and $42.7 million and cumulative translation adjustments of $0.3 million and $(29.7) million for the third quarter and year-to-date periods of fiscal year 2009, respectively. Comparatively, comprehensive losses for the corresponding periods in the prior fiscal year were derived from net income of $12 thousand and net losses of $16.9 million, and cumulative translation adjustments of $1.3 million and $7.8 million, respectively. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

8.	Investments in Unconsolidated Affiliates

The following table represents the Company’s investments in unconsolidated affiliates:

	Date		Percent
Affiliate Name	Acquired	Location	Ownership
Yihua Unifi Fibre Company Ltd (“YUFI”) (A)	Aug-05	Yizheng, Jiangsu Province, People’s Republic of China	50%

Parkdale America, LLC (“PAL”)	Jun-97	North and South Carolina	34%

Unifi-SANS Technical Fibers, LLC (“USTF”) (B)	Sep-00	Stoneville, North Carolina	50%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha — Emek, Israel	50%

(A)	The Company completed the sale of YUFI during the fourth quarter of fiscal year 2009.

(B)	The Company completed the sale of USTF during the second quarter of fiscal year 2008.

Condensed income statement information for the quarters and nine-months ended March 29, 2009 and March 23, 2008, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	For the Quarter Ended March 29, 2009
	YUFI (1)	PAL	UNF	Total
Net sales		$89,998	$3,638	$93,636
Gross profit (loss)		13,439	(581)	12,858
Depreciation and amortization		4,573	474	5,047
Income (loss) from operations		11,955	(682)	11,273
Net income (loss)		3,949	(624)	3,325

	For the Nine-Months Ended March 29, 2009
	YUFI	PAL	UNF	Total
Net sales		$309,276	$16,073	$325,349
Gross profit (loss)		25,510	(2,247)	23,263
Depreciation and amortization		14,477	1,422	15,899
Income (loss) from operations		17,979	(3,306)	14,673
Net income (loss)		15,889	(3,036)	12,853

	For the Quarter Ended March 23, 2008
	YUFI	PAL	UNF	Total
Net sales	$30,618	$116,258	$6,747	$153,623
Gross profit (loss)	(1,800)	6,251	(473)	3,978
Depreciation and amortization	1,085	3,850	474	5,409
Income (loss) from operations	(3,275)	3,242	(643)	(676)
Net income (loss)	(3,912)	7,578	(562)	3,104

	For the Nine-Months Ended March 23, 2008
	USTF (2)	YUFI	PAL	UNF	Total
Net sales	$6,455	$103,738	$331,797	$18,577	$460,567
Gross profit (loss)	571	(2,334)	16,700	(318)	14,619
Depreciation and amortization	578	3,703	13,520	1,264	19,065
Income (loss) from operations	188	(6,903)	6,832	(785)	(668)
Net income (loss)	148	(8,757)	12,144	(649)	2,886

(1)
The Company completed the sale of its investment in YUFI during the fourth quarter of fiscal year 2009 and as a result its financial statements were unavailable to the Company for the quarter ended March 29, 2009. See below and Footnote 12-“Impairment Charges” and Footnote 19- “Subsequent Events” for further discussion.

(2)	Sold in the second quarter of fiscal year 2008.

On June 10, 2005, the Company and Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”) entered into an Equity Joint Venture Contract (the “JV Contract”), to form YUFI to manufacture, process and market polyester filament yarn in YCFC’s facilities in China. Under the terms of the JV Contract, each company owned a 50% equity interest in YUFI. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture.

In July 2008, the Company reached an agreement in principal with YCFC to sell its 50% ownership interest in YUFI to YCFC for $10.0 million, pending final negotiation and execution of definitive agreements. The internal YCFC and external governmental approval process was expected to take approximately two to three months. In the interim, the partners agreed that YCFC would immediately take over operating control of YUFI. As a result, the Company lost its ability to influence the operations of YUFI and therefore the Company ceased recording its share of losses commencing in the first quarter of fiscal year 2009 in accordance with the authoritative guidance provided by Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million, pending final approval by the appropriate authorities and execution of definitive agreements and recorded an additional impairment charge of $1.5 million. See Footnote 12-“Impairment Charges”.

9.	Income Taxes

The Company’s income tax provision for the quarter ended March 29, 2009 resulted in tax benefit at an effective tax rate of 0.3% as compared to the quarter ended March 23, 2008, which resulted in tax expense at an effective tax rate of 95.4%. The Company’s income tax provision for the year-to-date period ended March 29, 2009 resulted in tax expense at an effective tax rate of 5.9% compared to the year-to-date period ended March 23, 2008, which resulted in tax benefit at an effective tax rate of 40.0%. The Company’s effective tax rate for the quarter and year-to-date period ended March 29, 2009 differed from the U.S. statutory rate primarily due to an increase in valuation allowance related to losses in the U.S. and certain other foreign countries and state income taxes. The Company’s effective tax rate for the quarter ended March 23, 2008 differed from the U.S. statutory rate primarily due to foreign operations taxed at a lower effective rate, stock based compensation, and an increase in the valuation allowance. The Company’s effective tax rate for the year-to-date period ended March 23, 2008 differed from the U.S. statutory rate primarily due to foreign operations taxed at a lower effective rate, state income taxes, and a decrease in the valuation allowance.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has continued to record a valuation allowance against its net domestic deferred tax assets, and certain foreign deferred tax assets related to net operating losses, as those net deferred tax assets are more likely than not to be unrealizable for income tax purposes. The valuation allowance increased by $13.1 million and $17.2 million in the quarter and year-to-date period ended March 29, 2009, respectively, compared to an increase of $0.2 million and a decrease of $6.7 million in the quarter and year-to-date period ended March 23, 2008, respectively. The net increase in the valuation allowance for the quarter ended March 29, 2009 primarily consisted of an increase of $7.0 million for net operating losses generated this quarter (federal and state), and an increase of $6.1 million related to other temporary differences this quarter. The net increase in the valuation allowance for the year-to-date period ended March 29, 2009 primarily consisted of a $10.7 million increase for net operating losses generated year-to-date (federal and state), and a $6.5 million increase related to other temporary differences.

On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). During the third quarter ended March 29, 2009, the Company did not have an increase or decrease in its FIN 48 liability.

There was no change in the amount of interest and penalties during the quarter and year-to-date period ended March 29, 2009 due to the Company’s federal and state net operating loss carry forwards.

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

On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant.

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

The Company incurred $0.4 million and $0.3 million in the third quarter of fiscal years 2009 and 2008, and $1.0 million and $0.7 million for the year-to-date periods, respectively, in stock-based compensation charges which were recorded as selling, general and administrative (“SG&A”) expenses with the offset to capital in excess of par value.

The Company issued 1,368,300 shares of common stock during the 2009 fiscal year-to-date period as a result of the exercise of an equivalent number of stock options for which it received proceeds of $3.8 million. There were no stock options exercised during the third quarter of fiscal year 2009. The Company issued 147,500 shares of common stock during the fiscal year ended June 29, 2008 due to the exercise of stock options for which it received proceeds of $0.4 million.

11.	Assets Held for Sale

As of June 29, 2008, the Company had assets held for sale related to the consolidation of its polyester manufacturing capacity which included the remaining assets and structures at the Kinston site which have a carrying value of $1.7 million and certain real property and related assets located in Yadkinville, North Carolina which had a carrying value of $2.4 million. During the first quarter of fiscal year 2009, the Company reclassified $0.4 million of these Yadkinville assets back to a held and used status. During the second quarter of fiscal year 2009, the Company transferred $0.6 million of the Yadkinville assets held for sale to its Brazilian subsidiary.

On September 29, 2008, the Company entered into an agreement to sell the remaining Yadkinville assets held for sale for $7.0 million. On December 19, 2008, the Company completed the sale which resulted in net proceeds of $6.6 million and a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009.

The following table summarizes by category assets held for sale (amounts in thousands):

	March 29,	June 29,
	2009	2008
Land and building	—	1,378
Machinery and equipment	1,700	2,746

	$1,700	$4,124

12.	Impairment Charges

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

Write down of investment of unconsolidated affiliates

During the first quarter of fiscal year 2008, the Company performed a review of the fair value of USTF as part of the negotiations related to the sale. The Company determined that the carrying value exceeded its fair value and recorded a non-cash impairment charge of $4.5 million. The investment was sold in the second quarter of fiscal year 2008.

During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC from $10.0 million to $9.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. As a result, the Company recorded an additional impairment charge of $1.5 million due to the decline in the value of its investment and other related assets. During the fourth quarter of fiscal year 2009, the Company completed the sale of YUFI to YCFC with no further financial impact. See Footnote 19-“Subsequent Events” for further discussion.

Goodwill Impairment

The Company accounts for its goodwill and other intangibles under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In accordance with the provisions of SFAS 142, the Company determined that its reportable segments were comprised of three reporting units; nylon, domestic polyester, and non-domestic polyester.

The Company’s balance sheet at December 28, 2008 reflected $18.6 million of goodwill, all of which related to the acquisition of Dillon Yarn Corporation (“Dillon”) in January, 2007. The Company previously determined that all of this goodwill should be allocated to the domestic polyester reporting unit. Based on a decline in its market capitalization during the third quarter of fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill during the quarter ended March 29, 2009. In connection with this third quarter interim impairment analysis, the Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18.6 million in the third quarter of fiscal year 2009.

13.	Severance and Restructuring Charges

Severance

In the first quarter of fiscal year 2008, the Company announced the closure of its polyester facility in Kinston, North Carolina. The Kinston facility produced partially oriented yarn (“POY”) for internal consumption and third party sales. The Company now purchases its commodity POY needs from external suppliers for conversion in its texturing operations. The Company continues to produce POY in its Yadkinville, North Carolina facility for specialty and premier valued-added (“PVA”) yarns and certain other commodity yarns. During the first quarter of fiscal year 2008, the Company recorded $0.8 million for severance related to its Kinston consolidation. Approximately 231 employees, which included 31 salaried positions and 200 wage positions, were affected as a result of the reorganization. The severance expense is included in the cost of sales line item in the Consolidated Statements of Operations.

In the second quarter of fiscal year 2008, the Company recorded an additional $0.4 million in severance costs related to Kinston employees who were associated with providing site services. These severance expenses are included in the cost of sales line item in the Consolidated Statements of Operations.

The Company recorded severance of $2.4 million for its former President and Chief Executive Officer during the first quarter of fiscal year 2008 and $1.7 million for severance related to its former Chief Financial Officer during the second quarter of fiscal year 2008. These severance expenses are included in the selling, general and administrative expense line item in the Consolidated Statements of Operations.

On May 14, 2008, the Company announced the closure of its polyester facility located in Staunton, Virginia and the transfer of all its production to its facility in Yadkinville, North Carolina which was completed in November 2008. During the first quarter of fiscal year 2009, the Company recorded $0.1 million for severance related to its Staunton consolidation. Approximately 40 salaried and wage employees were affected by this reorganization. The severance expenses are included in the cost of sales line item in the Consolidated Statements of Operations.

In the third quarter of fiscal year 2009, the Company reorganized, reducing its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain salaried corporate and manufacturing support staff. The severance expenses are included in the restructuring expense line item in the Consolidated Statements of Operations.

Restructuring

In the first quarter of fiscal year 2008, the Company recorded $1.5 million for restructuring charges related to unfavorable Kinston contracts for obligations which extended beyond the date of the facility’s closing. These charges were reduced by $0.5 million in the fourth quarter of fiscal year 2008 as a result of favorable contract negotiations and settlements. See the “Severance” discussion above for further details related to Kinston.

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

Restructuring charges are included in the restructuring expense line item in the Consolidated Statement of operations for all periods presented.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the year-to-date period ended March 29, 2009 (amounts in thousands):

	Balance at				Balance at
	June 29, 2008	Charges	Adjustments	Amounts Used	March 29, 2009
Accrued severance	$3,668	371	5	(1,886)	$2,158 (1)

Accrued restructuring	$1,414	—	245	(1,040)	$619

(1)	As of March 29, 2009, the Company classified $0.6 million of accrued executive severance as long term.
14.	Discontinued Operations

The manufacturing facilities in Ireland ceased operations on October 31, 2004. On March 31, 2009, the Company completed the final accounting for the closure of the subsidiary and filed the appropriate dissolution papers with the Irish government. The Company recorded losses of $45 thousand and $0.1 million for the third quarter of fiscal years 2009 and 2008, respectively, and income of $0.1 million and $22 thousand for the year-to-date periods, respectively.

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

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are August 2009 and July 2009, respectively.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 29,	June 29,
	2009	2008
Foreign currency purchase contracts:
Notional amount	$883	$492
Fair value	885	499

Net (gain) loss	$(2)	$(7)

Foreign currency sales contracts:
Notional amount	$656	$620
Fair value	691	642

Net gain (loss)	$(35)	$(22)

For the quarters ended March 29, 2009 and March 23, 2008, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in a pre-tax profit of $0.1 million and $0.2 million, respectively. For the year-to-date periods ended March 29, 2009 and March 23, 2008, the total impact of foreign currency related items resulted in a pre-tax profit of $23 thousand and a pre-tax loss of $0.3 million, respectively. These amounts are included in the other operating (income) expense, net in the Consolidated Statements of Operations.

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

In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction, the Company and Dillon entered into a Sales and Services Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon an aggregate amount of $6.0 million in exchange for certain polyester segment sales and Dillon transitional services to be provided by Dillon’s sales staff and executive management. The Company announced on April 26, 2007 its plan to close its Dillon polyester facility. As a result of this announcement, the Company evaluated all contract obligations associated with the facility and determined that this contract obligation partially included services to be rendered specifically to that facility and therefore the Company would not receive any future economic benefit from that portion of the contract once the facility was closed. As a result, the Company recorded a $2.9 million restructuring charge related to that portion of the contract obligation. The contract termination date was December 2008. The Company recorded nil and $0.3 million for the third quarter of fiscal years 2009 and 2008 and $0.5 million and $0.8 million for the year-to-date periods, respectively, related to this contract.

On December 1, 2008, the Company entered into an agreement to extend the polyester services portion of the Sales and Service agreement for a term of one year effective January 1, 2009 pursuant to which the Company will pay Dillon an aggregate amount of $1.7 million. The Company recognized $0.4 million in expenses related to this contract in the March 2009 quarter. Mr. Stephen Wener is the President and Chief Executive Officer of Dillon and is a director of the Company.

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

The following is the Company’s selected segment information for the quarters and nine-month periods ended March 29, 2009 and March 23, 2008 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended March 29, 2009:
Net sales to external customers	$85,480	$33,614	$119,094
Depreciation and amortization	5,407	1,542	6,949
Segment operating loss	(26,823)	(1,185)	(28,008)
Total assets	310,036	80,141	390,177

Quarter ended March 23, 2008:
Net sales to external customers	$126,247	$43,589	$169,836
Intersegment net sales	1,735	491	2,226
Depreciation and amortization	6,298	3,291	9,589
Segment operating income	3,072	2,479	5,551
Total assets	380,948	96,569	477,517

The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	March 29,	March 23,
	2009	2008
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$6,949	$9,589
Depreciation included in other operating (income) expense, net	35	—
Amortization included in interest expense, net	290	291

Consolidated depreciation and amortization	$7,274	$9,880

Reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes:
Reportable segments operating income (loss)	$(28,008)	$5,551
Provision for bad debts	735	87
Other operating (income) expense, net	(89)	(897)
Interest expense, net	5,223	5,657
Equity in earnings of unconsolidated affiliates	(825)	(757)

Income (loss) from continuing operations before income taxes	$(33,052)	$1,461

	Polyester	Nylon	Total
Nine-Months ended March 29, 2009:
Net sales to external customers	$302,443	$111,387	$413,830
Intersegment net sales	—	71	71
Depreciation and amortization	18,379	5,889	24,268
Segment operating income (loss)	(33,750)	1,630	(32,120)

Nine-Months ended March 23, 2008:
Net sales to external customers	$390,743	$132,998	$523,741
Intersegment net sales	4,955	2,011	6,966
Depreciation and amortization	20,062	10,120	30,182
Segment operating income (loss)	(15,147)	3,932	(11,215)
The following table represents reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Nine-Months Ended
	March 29,	March 23,
	2009	2008
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$24,268	$30,182
Depreciation included in other operating (income) expense, net	107	—
Amortization included in interest expense, net	868	872

Consolidated depreciation and amortization	$25,243	$31,054

Reconciliation of segment operating loss to loss from continuing operations before income taxes:
Reportable segments operating loss	$(32,120)	$(11,215)
Provision for bad debts	1,794	152
Other operating (income) expense, net	(5,862)	(4,087)
Interest expense, net	15,343	17,367
Equity in earnings of unconsolidated affiliates	(4,469)	(914)
Write down of investment in unconsolidated affiliate	1,483	4,505

Loss from continuing operations before income taxes	$(40,409)	$(28,238)

For purposes of internal management reporting, segment operating loss represents segment net sales less cost of sales, segment restructuring charges, segment impairments of long-lived assets, goodwill impairments, and allocated selling, general and administrative expenses. Certain non-segment manufacturing and unallocated selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. In the prior year, consolidated intersegment sales were recorded at market. Beginning in fiscal year 2009, the Company changed its domestic intersegment transfer pricing of inventory from a market value approach to a cost approach. Using the new methodology, no intersegment sales are recorded for domestic transfers of inventory. The amounts of domestic intersegment sales that were included in the prior third quarter and year-to-date financial statements totaled $1.7 million and $5.0 million, respectively, for domestic polyester and $0.5 million and $2.0 million, respectively, for domestic nylon. The remaining intersegment sales relate to sales to the Company’s foreign subsidiaries which are still recorded at market.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting, relate to intersegment sales of yarn and the associated fiber costs, the provision for bad debts, other operating (income) expense, net and equity in earnings of unconsolidated affiliates and related impairments.

Segment operating income (loss) excluded the provision (recovery) for bad debts of $0.7 million and $0.1 million for the current and prior year third quarter periods, respectively, and $1.8 million and $0.2 million for the year-to-date periods, respectively.

The total assets for the polyester segment decreased from $387.0 million at June 29, 2008 to $310.0 million at March 29, 2009 primarily due to decreases in accounts receivable, goodwill, inventory, property, plant, and equipment, long-term restricted cash, short-term restricted cash, other non-current assets, and deferred taxes of $22.1 million, $18.6 million, $19.0 million, $13.2 million, $6.4 million, $3.5 million, $1.2 million, and $0.9 million, respectively. These decreases were offset by increases in other current assets and cash of $7.1 million and $0.8 million, respectively. The changes included above in the polyester segment assets include an overall $36.4 million reduction due to an increase in the Brazilian currency exchange rate. The total assets for the nylon segment decreased from $92.5 million at June 29, 2008 to $80.1 million at March 29, 2009 due primarily to decreases in accounts receivable, property, plant, and equipment, inventory and other current assets of $6.7 million, $5.0 million, $1.9 million, and $0.1 million, respectively. These decreases were offset by increases in other non-current assets and cash of $0.9 million and $0.4 million, respectively.

19.	Subsequent Events

During the fourth quarter of fiscal year 2009, the Company announced that it had closed on the sale and received $9 million in proceeds related to its investment in YUFI. The Company will continue to service customers in Asia through Unifi Textiles Suzhou Co., Ltd. (“UTSC”), a wholly-owned subsidiary based in Suzhou, China, that is dedicated to the development, sales and service of PVA yarns. UTSC is located in the Gold River Center (room 1101), No. 88 Shishan Road, Suzhou New District, Suzhou, which is in Jiangsu Province.

On March 2, 2009, the Company announced that it had commenced a cash tender offer for up to $8.8 million aggregate principal amount of its 11.5% senior secured notes due in 2014. On April 3, 2009, the Company successfully repurchased $8.8 million of the notes at par value.

20.	Condensed Consolidated Guarantor and Non-Guarantor Financial Statements

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

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Information as of March 29, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,110	$(4,773)	$17,207	$—	$23,544
Receivables, net	41	53,840	17,617	—	71,498
Inventories	—	80,931	20,652	—	101,583
Deferred income taxes	—	—	1,474	—	1,474
Assets held for sale	—	1,700	—	—	1,700
Investment in unconsolidated affiliate	—	—	9,000	—	9,000
Restricted cash	—	8,809	5,776	—	14,585
Other current assets	73	1,739	3,134	—	4,946

Total current assets	11,224	142,246	74,860	—	228,330

Property, plant and equipment	11,336	700,675	58,483	—	770,494
Less accumulated depreciation	(1,829)	(567,275)	(42,088)	—	(611,192)

	9,507	133,400	16,395	—	159,302
Investments in unconsolidated affiliates	—	58,589	3,478	—	62,067
Restricted cash	—	—	1,394	—	1,394
Investments in consolidated subsidiaries	375,606	—	—	(375,606)	—
Intangible assets, net	—	18,465	—	—	18,465
Other noncurrent assets	43,688	(27,676)	(2,275)	—	13,737

	$440,025	$325,024	$93,852	$(375,606)	$483,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$180	$19,501	$5,223	$—	$24,904
Accrued expenses	8,604	9,648	2,109	—	20,361
Income taxes payable	3,139	(3,199)	67	—	7
Current maturities of long-term debt and other current liabilities	—	343	5,776	—	6,119

Total current liabilities	11,923	26,293	13,175	—	51,391

Long-term debt and other liabilities	190,000	1,995	1,394	—	193,389
Deferred income taxes	—	—	413	—	413
Shareholders’/ invested equity	238,102	296,736	78,870	(375,606)	238,102

	$440,025	$325,024	$93,852	$(375,606)	$483,295

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Balance Sheet Information as of June 29, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$689	$3,377	$16,182	$—	$20,248
Receivables, net	66	82,040	21,166	—	103,272
Inventories	—	92,581	30,309	—	122,890
Deferred income taxes	—	—	2,357	—	2,357
Assets held for sale	—	4,124	—	—	4,124
Restricted cash	—	—	9,314	—	9,314
Other current assets	26	733	2,934	—	3,693

Total current assets	781	182,855	82,262	—	265,898

Property, plant and equipment	11,273	765,710	78,341	—	855,324
Less accumulated depreciation	(1,616)	(623,262)	(53,147)	—	(678,025)

	9,657	142,448	25,194	—	177,299

Investments in unconsolidated affiliates	—	60,853	9,709	—	70,562
Restricted cash	—	18,246	7,802	—	26,048
Investments in consolidated subsidiaries	417,503	—	—	(417,503)	—
Intangible assets, net	—	38,965	—	—	38,965
Other noncurrent assets	74,271	(60,879)	(633)	—	12,759

	$502,212	$382,488	$124,334	$(417,503)	$591,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$172	$39,328	$5,053	$—	$44,553
Accrued expenses	3,371	18,011	4,149	—	25,531
Income taxes payable	—	—	681	—	681
Current maturities of long-term debt and other current liabilities	—	491	9,314	—	9,805

Total current liabilities	3,543	57,830	19,197	—	80,570

Long-term debt and other liabilities	193,000	3,563	7,803	—	204,366
Deferred income taxes	—	—	926	—	926
Shareholders’/ invested equity	305,669	321,095	96,408	(417,503)	305,669

	$502,212	$382,488	$124,334	$(417,503)	$591,531

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended March 29, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$96,238	$22,885	$(29)	$119,094
Cost of sales	—	96,048	22,424	250	118,722
Restructuring charges	—	293	—	—	293
Equity in subsidiaries	23,188	—	—	(23,188)	—
Goodwill impairment	—	18,580	—	—	18,580
Selling, general and administrative expenses	23	7,686	1,801	(3)	9,507
Provision for bad debts	—	577	158	—	735
Other operating (income) expense, net	(31)	147	(205)	—	(89)
Non-operating (income) expenses:
Interest income	(51)	—	(605)	—	(656)
Interest expense	5,924	23	(68)	—	5,879
Equity in (earnings) losses of unconsolidated affiliates	—	(1,342)	312	205	(825)

Income (loss) from continuing operations before income taxes	(29,053)	(25,774)	(932)	22,707	(33,052)
Provision (benefit) for income taxes	3,943	(3,964)	(80)	—	(101)

Income (loss) from continuing operations	(32,996)	(21,810)	(852)	22,707	(32,951)
Loss from discontinued operations, net of tax	—	—	(45)	—	(45)

Net income (loss)	$(32,996)	$(21,810)	$(897)	$22,707	$(32,996)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended March 23, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$137,176	$33,428	$(768)	$169,836
Cost of sales	—	127,829	29,391	(816)	156,404
Restructuring recoveries	—	(2,199)	—	—	(2,199)
Equity in subsidiaries	(10,290)	—	—	10,290	—
Selling, general and administrative expenses	—	8,509	1,863	(292)	10,080
Provision (recovery) for bad debts	—	98	(11)	—	87
Other operating (income) expense, net	6,055	(6,499)	(243)	(210)	(897)
Non-operating (income) expenses:
Interest income	(229)	(1)	(421)	—	(651)
Interest expense	6,176	108	24	—	6,308
Equity in (earnings) losses of unconsolidated affiliates	—	(2,933)	2,226	(50)	(757)

Income (loss) from continuing operations before income taxes	(1,712)	12,264	599	(9,690)	1,461
Provision (benefit) for income taxes	(1,724)	1,977	1,141	—	1,394

Income (loss) from continuing operations	12	10,287	(542)	(9,690)	67
Loss from discontinued operations, net of tax	—	—	(55)	—	(55)

Net income (loss)	$12	$10,287	$(597)	$(9,690)	$12

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Nine-Months Ended March 29, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$329,252	$85,138	$(560)	$413,830
Cost of sales	—	322,283	75,609	(171)	397,721
Restructuring charges	—	293	—	—	293
Equity in subsidiaries	21,938	—	—	(21,938)	—
Goodwill impairment	—	18,580	—	—	18,580
Selling, general and administrative expenses	213	23,925	5,374	(156)	29,356
Provision for bad debts	—	1,651	143	—	1,794
Other operating (income) expense, net	(46)	(5,075)	(566)	(175)	(5,862)
Non-operating (income) expense:
Interest income	(97)	(48)	(2,104)	—	(2,249)
Interest expense	17,569	85	(62)	—	17,592
Equity in (earnings) losses of unconsolidated affiliates	—	(5,403)	1,518	(584)	(4,469)
Write down of investment in unconsolidated affiliate	—	483	1,000	—	1,483

Income (loss) from continuing operations before income taxes	(39,577)	(27,522)	4,226	22,464	(40,409)
Provision (benefit) for income taxes	3,163	(3,162)	2,397	—	2,398

Income (loss) from continuing operations	(42,740)	(24,360)	1,829	22,464	(42,807)
Income from discontinued operations, net of tax	—	—	67	—	67

Net income (loss)	$(42,740)	$(24,360)	$1,896	$22,464	$(42,740)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Nine-Months Ended March 23, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$427,406	$98,004	$(1,669)	$523,741
Cost of sales	—	405,700	86,810	(1,514)	490,996
Restructuring charges, net	—	4,638	—	—	4,638
Write down of long-lived assets	—	2,247	533	—	2,780
Equity in subsidiaries	(6,241)	—	—	6,241	—
Selling, general and administrative expenses	—	31,385	5,610	(453)	36,542
Provision for bad debts	—	145	7	—	152
Other operating (income) expense, net	(6,698)	2,404	173	34	(4,087)
Non-operating (income) expense:
Interest income	(565)	(137)	(1,529)	—	(2,231)
Interest expense	19,054	423	121	—	19,598
Equity in (earnings) losses of unconsolidated affiliates	—	(5,184)	4,692	(422)	(914)
Write down of investment in unconsolidated affiliate	—	4,505	—	—	4,505

Income (loss) from continuing operations before income taxes	(5,550)	(18,720)	1,587	(5,555)	(28,238)
Provision (benefit) for income taxes	11,372	(24,928)	2,262	—	(11,294)

Income (loss) from continuing operations	(16,922)	6,208	(675)	(5,555)	(16,944)
Income from discontinued operations, net of tax	—	—	22	—	22

Net income (loss)	$(16,922)	$6,208	$(653)	$(5,555)	$(16,922)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Nine-Months Ended March 29, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$14,824	$(14,347)	$4,292	$(163)	$4,606

Investing activities:
Capital expenditures	(68)	(9,311)	(1,539)	—	(10,918)
Acquisition	—	(500)	—	—	(500)
Investment in subsidiary	(4,950)	—	4,950	—	—
Change in restricted cash	—	9,436	4,599	—	14,035
Proceeds from sale of capital assets	—	6,916	43	—	6,959
Collection of notes receivable	1	—	—	—	1
Split dollar life insurance premiums	(217)	—	—	—	(217)

Net cash provided by (used in) investing activities	(5,234)	6,541	8,053	—	9,360

Financing activities:
Borrowings of long term debt	14,600	—	—	—	14,600
Payments of long term debt	(17,600)	—	(4,599)	—	(22,199)
Proceeds from stock option exercises	3,830	—	—	—	3,830
Other	—	(343)	—	—	(343)

Net cash provided by (used in) financing activities	830	(343)	(4,599)	—	(4,112)

Cash flows of discontinued operations:
Operating cash flow	—	—	(308)	—	(308)

Net cash used in discontinued operations	—	—	(308)	—	(308)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,413)	163	(6,250)

Net increase (decrease) in cash and cash equivalents	10,420	(8,149)	1,025	—	3,296
Cash and cash equivalents at beginning of period	689	3,377	16,182	—	20,248

Cash and cash equivalents at end of period	$11,109	$(4,772)	$17,207	$—	$23,544

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Nine-Months Ended March 23, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating	$6,623	$(9,437)	$1,391	$—	$(1,423)

Investing activities:
Capital expenditures	—	(4,878)	(3,272)	840	(7,310)
Change in restricted cash	—	(12,338)	—	—	(12,338)
Proceeds from sale of capital assets	—	16,363	274	(840)	15,797
Proceeds from sale of equity affiliate	—	8,750	—	—	8,750
Collection of notes receivable	9	260	—	—	269
Split dollar life insurance premiums	(217)	—	—	—	(217)
Other	4,187	(793)	(4,187)	—	(793)

Net cash provided by (used in) investing activities.	3,979	7,364	(7,185)	—	4,158

Financing activities:
Payment of long term debt	(16,000)	—	—	—	(16,000)
Dividend payment	5,307	—	(5,307)	—	—
Other	(1,146)	(247)	(749)	—	(2,142)

Net cash provided by (used in) financing activities	(11,839)	(247)	(6,056)	—	(18,142)

Cash flows of discontinued operations:
Operating cash flow	—	—	(230)	—	(230)

Net cash used in discontinued operations	—	—	(230)	—	(230)

Effect of exchange rate changes on cash and cash equivalents.	—	(43)	1,836	—	1,793

Net decrease in cash and cash equivalents	(1,237)	(2,363)	(10,244)	—	(13,844)
Cash and cash equivalents at beginning of period	17,808	1,645	20,578	—	40,031

Cash and cash equivalents at end of period	$16,571	$(718)	$10,334	$—	$26,187

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
Recent Developments and Outlook
The global economic downturn has eroded U.S. consumer confidence and spending which have negatively impacted all textile supply chains and markets in the last two quarters. On a year over year basis, U.S. apparel retail sales are down 5% to 8% and home furnishing retail sales are down 12% to 14%. Prior North American production contractions were primarily due to import competition of finished goods, however the current contraction which began in the second half of calendar year 2008 was primarily driven by decreased demand from all sectors of the Company’s downstream markets. These markets include apparel, automotive, and furnishings which have been significantly impacted by the economic and retail downturn.
Regional manufacturers continue to demand North American manufactured yarn and fabrics due to the duty-free advantage, quick response times, readily available production capacity, and specialized products. In addition, North American retailers have expressed the need to have a balanced procurement strategy with both global and regional producers. Industry experts originally projected a decline in the textile markets for calendar year 2008 at a rate of 4% to 5%, however, as a result of the U.S. economic downturn that began in the middle of calendar year 2008, the rate of the polyester industry contraction in North America is now estimated to be approximately 18%. Experts project contractions for the first quarter of calendar year 2009 compared to the prior year first quarter to be approximately 40%. The impact of the decline in retail sales was compounded further by excessive inventories that were built across the supply chains as fabric mills, finished goods producers, and retailers curtailed new orders in an effort to match investments in working capital to levels consistent with lower sales volumes. As a result of this inventory de-stocking, the Company’s revenues have declined by 31% and 30% for the second and third fiscal quarters as compared to the prior year quarters, respectively, despite retail sales for the Company’s collective markets being off by significantly less. However, as the third quarter progressed, the Company saw sales volume improvements in some of its segments. The Company anticipates continued improvement through the next few quarters as its sales volumes ultimately align with retail market conditions once supply chain inventories return to normalized levels.

Like many other companies, the Company also aggressively reduced inventories by $25.5 million during the third quarter of fiscal year 2009 which significantly improved its cash position. The operating loss was negatively impacted by higher priced raw materials and under absorbed converting costs from reduced production volumes included in the Company’s costs of sales. Now that this higher priced inventory has been depleted, the Company expects to see the benefit of lower priced raw materials going forward.
The Company believes that its success going forward is primarily based on its ability to improve the mix of its product offerings by shifting to more premier value-added (“PVA”) products. The challenges in the economy have also impacted the Company’s PVA volumes, which have declined, although at a lower rate than its commodity business. Downstream development activities using the Company’s PVA products continue to be very strong; however, brands and retailers have “green-lighted” more basic programs in this economy to hit value-oriented price points. The adoption cycle for PVA programs is also being tempered by the economy, but the Company remains encouraged by the ongoing development activities, particularly those using Repreve® recycled products. The Company will continue to invest in and fund research and development efforts, and customers can continue to expect the Company to bring new and innovative products to the market. Customer response to the Company’s recently introduced staple Repreve® has been very positive, and the Company believes Repreve® FR, the first recycled fiber with inherent flame retardant technology, will be a popular product offering in the market.
The Company is committed and dedicated to identifying strategic opportunities to participate in the Asian textile market, specifically China. During the fourth quarter of fiscal year 2009, the Company sold its interest in Yihua Unifi Fibre Company Limited (“YUFI”) to Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”). In order to maintain a market presence in the Asian textile market, the Company formed Unifi Textiles (Suzhou) Company, Ltd. (“UTSC”), a wholly owned Chinese subsidiary. UTSC obtained its business license in the second quarter of fiscal year 2009 and was operational during the third quarter of fiscal year 2009. UTSC was capitalized during the third quarter with $3.3 million and the Company expects to invest up to an additional $1.6 million for working capital requirements in the future. UTSC will continue to expand the sales and promotion of the Company’s specialty and PVA products, including the introduction of the next generation Sorbtek® moisture management technology. Additionally, UTSC will continue to develop sustainable textiles under the Repreve® brand and will begin localizing the Company’s recycling efforts in China. The Company is very encouraged by the number of development projects it has in progress, including Repreve® filament and staple, Sorbtek® and Reflexx®. Similar to the U.S., the adoption timetable for some of these programs may be linked to improvements in the economy, but the Company projects that UTSC will operate at or near breakeven which will be a substantial improvement over the results of YUFI.
In addition to China, the United States—Dominican Republic—Central American Free Trade Agreement (“CAFTA”) region continues to be a very important part of the Company’s global sourcing strategy. The CAFTA region’s share of synthetic apparel imports ranges from 12% to 13% and is expected to grow over the next few years, making the region a critical component in the apparel supply chain. To better service customers in the CAFTA region, the Company is exploring options for placing manufacturing capabilities in Central America. At this point, all options are being explored, including joint venture opportunities as well as green-field scenarios and the total investment in the initial stages is expected to be $10 million or less.
The Company’s Brazilian operation had especially strong results in the first quarter of fiscal year 2009, but those results deteriorated through the second and third quarters due to softness in the Brazilian economy and the volatility related to raw material costs. However, through efficiency improvements, mix enrichment, and gains in market share, the Company anticipates improved results in the fourth quarter of fiscal year 2009 and subsequent quarters.

On March 13, 2009, the Company amended the Unifi, Inc. Retirement Savings Plan (the “401(k) plan”) to eliminate the safe harbor matching contribution by the Company with respect to employee compensation deferrals. The Company expects to save approximately $1.7 million per year related to this amendment.
Key Performance Indicators
The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume, which is an indicator of demand;

•	margins, which are indicators of product mix and profitability;

•
adjusted EBITDA, which the Company defines as pre-tax income before interest expense, depreciation and amortization expense and loss or income from discontinued operations, adjusted to exclude equity in earnings and losses of unconsolidated affiliates, write down of long-lived assets and unconsolidated affiliate, non-cash compensation expense, gains and losses on sales of property, plant and equipment, hedging gains and losses, asset consolidation and optimization expense, goodwill impairment, restructuring charges and Kinston shutdown costs, as revised from time to time, which the Company believes is a supplemental measure of its performance and ability to service debt; and

•	working capital of each business unit as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.
Corporate Restructuring
Severance
In the first quarter of fiscal year 2008, the Company announced the closure of its polyester facility in Kinston, North Carolina. The Kinston facility produced partially oriented yarn (“POY”) for internal consumption and third party sales. The Company now purchases its commodity POY needs from external suppliers for conversion in its texturing operations. The Company continues to produce POY in its Yadkinville, North Carolina facility for specialty and premier valued-added (“PVA”) yarns and certain other commodity yarns. During the first quarter of fiscal year 2008, the Company recorded $0.8 million for severance related to its Kinston consolidation. Approximately 231 employees, which included 31 salaried positions and 200 wage positions, were affected as a result of the reorganization.
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
On May 14, 2008, the Company announced the closure of its polyester facility located in Staunton, Virginia and the transfer of all its production to its facility in Yadkinville, North Carolina which was completed in November 2008. During the first quarter of fiscal year 2009, the Company recorded $0.1 million for severance related to its Staunton consolidation. Approximately 40 salaried and wage employees were affected by this reorganization.

In the third quarter of fiscal year 2009, the Company reorganized, reducing its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain salaried corporate and manufacturing support staff.
Restructuring
In the first quarter of fiscal year 2008, the Company recorded $1.5 million for restructuring charges related to unfavorable Kinston contracts for obligations which extended beyond the date of the facility’s closing. These charges were reduced by $0.5 million in the fourth quarter of fiscal year 2008 as a result of favorable contract negotiations and settlements. See the “Severance” discussion above for further details related to Kinston.
In fiscal year 2007, the Company recorded a $2.9 million unfavorable contract reserve related to a portion of the sales and service contract which it entered into with Dillon Yarn Corporation (“Dillon”) for continued support of the Dillon business through December 2008. A portion of the sales and service contract was deemed to be unfavorable after the Company announced its plan to consolidate the Dillon capacity into its other facilities.
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the year-to-date period ended March 29, 2009 (amounts in thousands):

	Balance at				Balance at
	June 29, 2008	Charges	Adjustments	Amounts Used	March 29, 2009
Accrued severance	$3,668	371	5	(1,886)	$2,158

Accrued restructuring	$1,414	—	245	(1,040)	$619
As of March 29, 2009, the Company classified $0.6 million of accrued executive severance as long term.
Joint Ventures and Other Equity Investments
The following table represents the Company’s investments in unconsolidated affiliates:

	Date		Percent
Affiliate Name	Acquired	Location	Ownership
Yihua Unifi Fibre Company Ltd (“YUFI”) (A)	Aug-05	Yizheng, Jiangsu Province, People’s Republic of China	50%

Parkdale America, LLC (“PAL”)	Jun-97	North and South Carolina	34%

Unifi-SANS Technical Fibers, LLC (“USTF”) (B)	Sep-00	Stoneville, North Carolina	50%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha — Emek, Israel	50%

(A)	The Company completed the sale of YUFI during the fourth quarter of fiscal year 2009.

(B)	The Company completed the sale of USTF during the second quarter of fiscal year 2008.

Condensed income statement information for the quarters and nine-months ended March 29, 2009 and March 23, 2008, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	For the Quarter Ended March 29, 2009
	YUFI (1)	PAL	UNF	Total
Net sales		$89,998	$3,638	$93,636
Gross profit (loss)		13,439	(581)	12,858
Depreciation and amortization		4,573	474	5,047
Income (loss) from operations		11,955	(682)	11,273
Net income (loss)		3,949	(624)	3,325

	For the Nine-Months Ended March 29, 2009
	YUFI	PAL	UNF	Total
Net sales		$309,276	$16,073	$325,349
Gross profit (loss)		25,510	(2,247)	23,263
Depreciation and amortization		14,477	1,422	15,899
Income (loss) from operations		17,979	(3,306)	14,673
Net income (loss)		15,889	(3,036)	12,853

	For the Quarter Ended March 23, 2008
	YUFI	PAL	UNF	Total
Net sales	$30,618	$116,258	$6,747	$153,623
Gross profit (loss)	(1,800)	6,251	(473)	3,978
Depreciation and amortization	1,085	3,850	474	5,409
Income (loss) from operations	(3,275)	3,242	(643)	(676)
Net income (loss)	(3,912)	7,578	(562)	3,104

	For the Nine-Months Ended March 23, 2008
	USTF (2)	YUFI	PAL	UNF	Total
Net sales	$6,455	$103,738	$331,797	$18,577	$460,567
Gross profit (loss)	571	(2,334)	16,700	(318)	14,619
Depreciation and amortization	578	3,703	13,520	1,264	19,065
Income (loss) from operations	188	(6,903)	6,832	(785)	(668)
Net income (loss)	148	(8,757)	12,144	(649)	2,886

(1)
The Company completed the sale of its investment in YUFI during the fourth quarter of fiscal year 2009 and as a result its financial statements were unavailable to the Company for the quarter ended March 29, 2009. See below and Footnote 12-“Impairment Charges” and Footnote 19- “Subsequent Events” for further discussion.

(2)	Sold in the second quarter of fiscal year 2008 .
On June 10, 2005, the Company and Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”) entered into an Equity Joint Venture Contract (the “JV Contract”), to form YUFI to manufacture, process and market polyester filament yarn in YCFC’s facilities in China. Under the terms of the JV Contract, each company owned a 50% equity interest in YUFI. The joint venture transaction closed on August 3, 2005, and accordingly, the Company contributed to YUFI its initial capital contribution of $15.0 million in cash on August 4, 2005. On October 12, 2005, the Company transferred an additional $15.0 million to YUFI to complete the capitalization of the joint venture.
In July 2008, the Company reached an agreement in principal with YCFC to sell its 50% ownership interest in YUFI to YCFC for $10.0 million, pending final negotiation and execution of definitive agreements. The internal YCFC and external governmental approval process was expected to take approximately two to three months. In the interim, the partners agreed that YCFC would immediately take over operating control of YUFI. As a result, the Company lost its ability to influence the operations of YUFI and therefore the Company ceased recording its share of losses commencing in the first quarter of fiscal year 2009 in accordance with the authoritative guidance provided by Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million, pending final approval by the appropriate authorities and execution of definitive agreements and recorded an additional impairment charge of $1.5 million. See Footnote 12-“Impairment Charges”.
For the quarter and year-to-date period ended March 23, 2008, the Company recognized equity losses net of technology and license fee income of $2.0 million and $3.7 million, respectively. In addition, the Company recognized $0.3 million and $1.6 million in operating expenses for the quarter and year-to-date periods ended March 23, 2008, respectively, which was directly related to providing technological support in accordance with the Company’s joint venture contract.
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 12 manufacturing facilities primarily located in central and western North Carolina and in South Carolina. For the quarter and year-to-date periods ended March 29, 2009, the Company recognized net equity earnings of $1.3 million and $5.4 million, respectively, compared to equity earnings of $3.0 million and $4.5 million for the respective corresponding periods in the prior year. The Company received accumulated distributions from PAL of $2.9 million and $1.2 million for the year-to-date periods of fiscal years 2009 and 2008, respectively. As of April 4, 2009, PAL had $33.0 million cash-on-hand and no outstanding debt.
In September 2000, the Company and SANS Fibres of South Africa (“SANS Fibres”) formed USTF, a 50/50 joint venture created to produce low-shrinkage high tenacity nylon 6.6 light denier industrial yarns in North Carolina. The business was operated in a plant in Stoneville, North Carolina. In the second quarter of fiscal year 2008, the Company completed the sale of its interest in USTF.
In September 2000, the Company and Nilit Ltd (“Nilit”) formed UNF; a 50/50 joint venture to produce nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel which is the Company’s primary source of nylon POY for its texturing operations. For the quarter and year-to-date periods ended March 29, 2009, the Company recognized net equity losses of $0.5 million and $0.9 million, respectively, compared to net equity losses of $0.2 million and net equity earnings of $0.1 million for the respective corresponding periods in the prior year.

Review of Third Quarter Fiscal Year 2009 compared to Third Quarter Fiscal Year 2008
The following table sets forth the income (loss) from continuing operations components for each of the Company’s business segments for the fiscal quarters ended March 29, 2009 and March 23, 2008, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	March 29, 2009		March 23, 2008
		% to Total		% to Total	% Change
Net sales
Polyester	$85,480	71.8	$126,247	74.3	(32.3)
Nylon	33,614	28.2	43,589	25.7	(22.9)

Total	$119,094	100.0	$169,836	100.0	(29.9)

		% to Sales		% to Sales
Gross profit (loss)
Polyester	$(430)	(0.4)	$9,508	5.6	(104.5)
Nylon	802	0.7	3,924	2.3	(79.6)

Total	372	0.3	13,432	7.9	(97.2)

Restructuring charges (recoveries)
Polyester	220	0.2	(2,199)	(1.3)	(110.0)
Nylon	73	—	—	—	—

Total	293	0.2	(2,199)	(1.3)	(113.3)

Goodwill Impairment
Polyester	18,580	15.6	—	—	—
Nylon	—	—	—	—	—

Total	18,580	15.6	—	—	—

Selling, general and administrative expenses
Polyester	7,593	6.4	8,635	5.1	(12.1)
Nylon	1,914	1.6	1,445	0.8	32.5

Total	9,507	8.0	10,080	5.9	(5.7)

Provision for bad debts	735	0.6	87	—	744.8
Other operating (income) expense, net	(89)	—	(897)	(0.5)	(90.1)
Non-operating (income) expense, net	4,398	3.7	4,900	2.9	(10.2)

Income (loss) from continuing operations before income taxes	(33,052)	(27.8)	1,461	0.9	—
Provision (benefit) for income taxes	(101)	(0.1)	1,394	0.9	(107.2)

Income (loss) from continuing operations	(32,951)	(27.7)	67	—	—
Loss from discontinued operations, net of tax	(45)	—	(55)	—	—

Net income (loss)	$(32,996)	(27.7)	$12	—	—

As reflected in the tables above, consolidated net sales from continuing operations decreased from $169.8 million to $119.1 million which was primarily attributable to decreased sales in the apparel, automotive and furnishing market segments. Consolidated unit volumes decreased by 27.1% for the third quarter of fiscal year 2009, while average net selling prices decreased by 2.8% for the same period.
Consolidated gross profit from continuing operations decreased by $13.1 million to $0.4 million for the third quarter of fiscal year 2009 as compared to the prior year third quarter. The decrease in gross profit was primarily attributable to lower sales volumes and decreased conversion margins in both the polyester and nylon segments. As discussed earlier in the “Recent Development and Outlook” section, the decrease in sales volumes for both segments was attributable to the global economic slowdown which began in the second quarter of fiscal year 2009 and continued into the third quarter. In addition, conversion margins decreased as overall sales prices declined while fiber costs increased on a per pound basis compared to the prior year quarter. Fiber as a percent of sales increased to 68.0% in the third quarter of fiscal year 2009 from 59.7% in the prior year quarter. Consolidated converting costs decreased on a dollar basis due to lower sales volumes. Fixed and variable manufacturing expenses as a percent of sales decreased slightly to 30.7% from 30.9% in the prior year quarter. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Severance and Restructuring Charges
In the third quarter of fiscal year 2009, the Company reorganized, reducing its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain salaried corporate and manufacturing support staff.
During the second quarter of fiscal year 2008, the Company evaluated the contract termination costs associated with the closure of its Kinston, North Carolina facility and accrued for unfavorable contract costs of $4.6 million related to site services that the Company was obligated to provide through June 2008. During the third quarter of fiscal year 2008, the Company negotiated with the Kinston tenant for higher site services reimbursements and as a result reduced the reserve by a net $2.2 million with an offset to restructuring recoveries.
Goodwill Impairment
The Company accounts for its goodwill and other intangibles under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In accordance with the provisions of SFAS 142, the Company determined that its reportable segments were comprised of three reporting units; nylon, domestic polyester, and non-domestic polyester.
The Company’s balance sheet at December 28, 2008 reflected $18.6 million of goodwill, all of which related to the acquisition of Dillon in January 2007. The Company previously determined that all of this goodwill should be allocated to the domestic polyester reporting unit. Based on a decline in its market capitalization during the third quarter of fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill during the quarter ended March 29, 2009. In connection with this third quarter interim impairment analysis, the Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18.6 million in the third quarter of fiscal year 2009.

Related Party Transactions
In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction, the Company and Dillon entered into a Sales and Services Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon an aggregate amount of $6.0 million in exchange for certain polyester segment sales and Dillon transitional services to be provided by Dillon’s sales staff and executive management. The Company announced on April 26, 2007 its plan to close its Dillon polyester facility. As a result of this announcement, the Company evaluated all contract obligations associated with the facility and determined that this contract obligation partially included services to be rendered specifically to that facility and therefore the Company would not receive any future economic benefit from that portion of the contract once the facility was closed. As a result, the Company recorded a $2.9 million restructuring charge related to that portion of the contract obligation. The contract termination date was December 2008. The Company recorded nil and $0.3 million for the third quarter of fiscal years 2009 and 2008 and $0.5 million and $0.8 million for the year-to-date periods, respectively, related to this contract.
On December 1, 2008, the Company entered into an agreement to extend the polyester services portion of the Sales and Service Agreement for a term of one year effective January 1, 2009 pursuant to which the Company will pay Dillon an aggregate amount of $1.7 million. The Company recognized $0.4 million in expenses related to this contract in the March 2009 quarter. Mr. Stephen Wener is the President and Chief Executive Officer of Dillon and is a director of the Company.
Selling, General, and Administrative Expenses
Consolidated selling, general and administrative (“SG&A”) expenses decreased by $0.6 million or 5.7% during the third quarter of fiscal year 2009 as compared to the prior year third quarter. The decrease in SG&A for the third quarter was primarily a result of decreases of $0.3 million in the Company’s Brazilian operation, $0.2 million in depreciation expenses, $0.2 million in insurance expenses, and $0.2 million in net costs related to the Company’s China operations offset by increases of $0.2 million in deferred compensation costs, and $0.1 million in sales and service fees. SG&A expenses related to the Company’s Brazilian operation decreased by $0.3 million compared to the prior year third quarter due to a decrease of $0.4 million related to the strengthening of the U.S. dollar against the Brazilian real and a increase of $0.1 million in overall expenses.
Other Operating (Income) Expense, Net
Other operating (income) expense, net decreased from $0.9 million in the third quarter of fiscal year 2008 to $0.1 million in the third quarter of fiscal year 2009. The following table shows the components of other operating (income) expense, net (amounts in thousands):

	For the Quarters Ended
	March 29,	March 23,
	2009	2008
(Gain) loss on sale of fixed assets	$44	$(459)
Technology fee from China joint venture	—	(187)
Currency (gains) losses	(100)	(153)
Other, net	(33)	(98)

Other operating (income) expense, net	$(89)	$(897)

Income Taxes
The Company’s income tax provision for the quarter ended March 29, 2009 resulted in tax benefit at an effective tax rate of 0.3% as compared to the quarter ended March 23, 2008, which resulted in tax expense at an effective tax rate of 95.4%. The Company’s effective tax rate for the quarter ended March 29, 2009 differed from the U.S. statutory rate primarily due to an increase in valuation allowance related to losses in the U.S. and certain other foreign countries and state income taxes. The Company’s effective tax rate for the quarter ended March 23, 2008 differed from the U.S. statutory rate primarily due to foreign operations taxed at a lower effective rate, stock based compensation, and an increase in the valuation allowance.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has continued to record a valuation allowance against its net domestic deferred tax assets, and certain foreign deferred tax assets related to net operating losses, as those net deferred tax assets are more likely than not to be unrealizable for income tax purposes. The valuation allowance increased $13.1 million in the quarter ended March 29, 2009 compared to an increase of $0.2 million in the quarter ended March 23, 2008. The net increase in the valuation allowance for the quarter ended March 29, 2009 primarily consisted of an increase of $7.0 million for net operating losses generated this quarter (federal and state), and an increase of $6.1 million related to other temporary differences this quarter.
As a result of the discussions above, loss from continuing operations before income taxes was $33.1 million in the third quarter of fiscal year 2009 as compared to income of $1.5 million recorded in the same period of the prior year.
Polyester Operations
Polyester unit volumes decreased 27.8% for the quarter ended March 29, 2009, while average net selling prices decreased 4.5% compared to the quarter ended March 23, 2008. Net sales for the polyester segment for the third quarter of fiscal year 2009 decreased by $40.8 million or 32.3% as compared to the same quarter in the prior year. Net sales of domestic polyester decreased by 33.1% primarily due to a decline in volume attributed to a reduction in demand in the retail apparel, automotive and home upholstery markets.
Sales in local currency for the Brazilian operation decreased by 9.7% for the quarter ended March 29, 2009 compared to the same quarter in the prior year primarily due to a decrease in unit volumes of 11.2% offset by an increase in average selling prices of 1.7%. The decrease in U.S. dollar net sales for the third quarter as compared to the prior year period includes a reduction of $7.9 million due to an increase in the Brazilian currency exchange rate.
During the second quarter of fiscal year 2009, the Company experienced a decline in its polyester business beginning in November 2008 which was attributable to market conditions previously discussed. This trend continued into the third quarter of fiscal year 2009. Consolidated polyester fiber costs increased as a percent of net sales to 70.0% in the third quarter of fiscal year 2009 from 58.9% in the prior year third quarter. On a dollar basis, fiber costs for the polyester segment, excluding the Brazilian currency impact, decreased by approximately 12.4% compared to the prior year third quarter primarily due to lower sales volumes. This decrease was partially offset by an increase on a cost per pound basis due to enriched product mix.
Converting costs, excluding the Brazilian currency impact, decreased by 34.4% primarily as a result of lower sales volumes and decreased domestic polyester fixed manufacturing costs. Fixed and variable manufacturing costs decreased as a percentage of consolidated polyester net sales to 29.5% in the third quarter from 32.1% in the prior year quarter. Domestically, fixed and variable manufacturing expenses decreased by 1.4% as a percentage of sales. Domestic variable manufacturing expenses decreased in the third quarter of fiscal year 2009 as a result of lower wage and fringe costs, packaging costs, utility expenses, and other various expenses partly due to lower volumes. Fixed manufacturing expenses for the domestic polyester operations decreased primarily as a result of lower depreciation expense due to plant closures and consolidation efforts in the manufacturing operations. Therefore, gross profit for the polyester operations decreased $10.0 million over prior year third quarter, and gross margin (gross profit (loss) as a percentage of net sales) decreased to (0.5)% in the third quarter of fiscal year 2009 from 7.5% in the prior year third quarter.
SG&A expenses for the third quarter of fiscal year 2009 were $7.6 million compared to $8.6 million in the same quarter in the prior year. Refer to the discussion of SG&A in the quarter overview discussed above.
Nylon Operations
Nylon unit volumes decreased by 21.9% in the third quarter of fiscal year 2009 compared to the prior year quarter while average selling prices decreased by 1.0%. Net sales for the nylon segment for the third quarter of fiscal year 2009 decreased by $10.0 million or 22.9% as compared to the same quarter in the prior year. This decrease in net sales was primarily due to the slowdown in the retail apparel markets which began in the second quarter of fiscal year 2009.
Consolidated nylon fiber costs increased as a percent of net sales to 62.8% in the third quarter of fiscal year 2009 from 62.0% in the prior year third quarter. Although fiber increased as a percentage of sales, fiber costs on a per pound basis were flat. On a dollar basis, fiber costs decreased by 21.8% in the third quarter of fiscal year 2009 as compared to the prior year quarter as a result of decreased volumes from the global economic slowdown.
Total converting costs for the nylon segment decreased by 7.5% in the third quarter as compared to the same quarter in the prior year as a result of lower sales volumes. Fixed and variable manufacturing costs increased as a percentage of consolidated nylon net sales to 33.8% in the third quarter from 27.6% in the prior quarter. Overall, variable expenses were higher on a per pound basis in third quarter of fiscal year 2009 compared to prior year quarter due to under absorbed costs from reduced production volumes. Fixed manufacturing expenses decreased mainly in depreciation expense quarter over quarter. As a result, gross profit for the nylon operations decreased by $3.1 million, or 79.6%, over prior year third quarter, and gross margin (gross profit as a percentage of net sales) decreased to 2.4% in the third quarter of fiscal year 2009 from 9.0% in the prior year third quarter.
SG&A expenses for the third quarter of fiscal year 2009 were $1.9 million compared to $1.4 million in the same quarter in the prior year. Refer to the discussion of SG&A in the quarter overview discussed above.
Corporate
On July 26, 2006, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of an additional 1,065,000 stock options to certain key employees from the 1999 Long-Term Incentive Plan. In addition, on October 24, 2007, the Committee authorized the issuance of approximately 1,570,000 stock options from the 1999 Long-Term Incentive Plan, of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant. During the second quarter of fiscal year 2009, the Committee of the Board authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. As a result of these grants, the Company incurred $0.4 million of stock-based compensation charges in the third quarter for fiscal years 2009 and $0.3 million in the third quarter of fiscal year 2008, which were recorded as SG&A expenses with the offset to additional paid-in-capital.

Review of Year-To-Date Fiscal Year 2009 compared to Year-To-Date Fiscal Year 2008
The following table sets forth the loss from continuing operations components for each of the Company’s business segments for the year-to-date periods ended March 29, 2009 and March 23, 2008, respectively. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Nine-Months Ended
	March 29, 2009		March 23, 2008
		% to Total		% to Total	% Change
Net sales
Polyester	$302,443	73.1	$390,743	74.6	(22.6)
Nylon	111,387	26.9	132,998	25.4	(16.2)

Total	$413,830	100.0	$523,741	100.0	(21.0)

		% to Sales		% to Sales
Gross profit
Polyester	$8,298	2.0	$23,263	4.4	(64.3)
Nylon	7,811	1.9	9,482	1.8	(17.6)

Total	16,109	3.9	32,745	6.2	(50.8)

Restructuring charges
Polyester	220	0.1	4,420	0.9	(95.0)
Nylon	73	—	218	—	(66.5)

Total	293	0.1	4,638	0.9	(93.7)

Write downs of long-lived assets
Polyester	—	—	2,780	0.5	—
Nylon	—	—	—	—	—

Total	—	—	2,780	0.5	—

Goodwill Impairment
Polyester	18,580	4.5	—	—	—
Nylon	—	—	—	—	—

Total	18,580	4.5	—	—	—

Selling, general and administrative expenses
Polyester	23,248	5.6	31,210	6.0	(25.5)
Nylon	6,108	1.5	5,332	1.0	14.6

Total	29,356	7.1	36,542	7.0	(19.7)

Provision for bad debt	1,794	0.4	152	—	—
Other operating (income) expense, net	(5,862)	(1.4)	(4,087)	(0.8)	43.4
Non-operating (income) expense, net	12,357	3.0	20,958	4.0	(41.0)

Loss from continuing operations before income taxes	(40,409)	(9.8)	(28,238)	(5.4)	43.1
Provision (benefit) for income taxes	2,398	0.5	(11,294)	(2.2)	(121.2)

Loss from continuing operations operations	(42,807)	(10.3)	(16,944)	(3.2)	152.6
Income from discontinued operations, net of tax	67	—	22	—	—

Net loss	$(42,740)	(10.3)	$(16,922)	(3.2)	152.6

As reflected in the tables above, consolidated net sales from continuing operations decreased from $523.7 million for the year-to-date ended March 23, 2008 to $413.8 million for the year-to-date period ended March 29, 2009 which was primarily attributable to decreased sales volumes in the polyester and nylon segments as a result of the previously described market conditions. Consolidated unit volumes decreased by 24.1% for the current year-to-date period, while average net selling prices increased 3.2% for the same period.
Consolidated gross profit from continuing operations decreased by $16.6 million to $16.1 million for the year-to-date period ended March 29, 2009 as compared to the prior year-to-date period. This decrease was attributable to lower sales volumes and lower conversion margins in both the polyester and nylon segments. The decrease in sales volumes was attributable to the global economic slowdown which impacted all textile supply chains and markets. Consolidated conversion margins decreased year-over-year as a result of higher fiber costs partially offset by improved sales prices. Fiber as a percent of sales increased to 67.8% in the year-to-date period of fiscal year 2009 from 57.4% in the prior year. Converting costs decreased on a dollar basis due to lower volumes and plant consolidation efforts. Fixed and variable manufacturing expenses as a percent of sales decreased to 27.5% from 34.8% in the prior year. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Severance and Restructuring Charges
In the third quarter of fiscal year 2009, the Company reorganized, reducing its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain salaried corporate and manufacturing support staff.
During the year-to-date period ended March 28, 2008, the Company recorded a net $3.9 million in restructuring charges related to unfavorable contract costs and $1.1 million in severance costs all related to the closure of its Kinston, North Carolina facility offset by $0.4 million in favorable adjustments related to a lease obligation associated with the closure of its Altamahaw, North Carolina facility.
Write downs of Long-Lived Assets
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
In addition, the Company negotiated with a third party to sell its manufacturing facility located in Kinston, North Carolina. As a result of these negotiations, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, a $0.7 million non-cash impairment charge was recorded in the quarter ended December 23, 2007.

Goodwill Impairment
The Company accounts for its goodwill and other intangibles under the provisions of SFAS 142. SFAS 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In accordance with the provisions of SFAS 142, the Company determined that its reportable segments were comprised of three reporting units; nylon, domestic polyester, and non-domestic polyester.
The Company’s balance sheet at December 28, 2008 reflected $18.6 million of goodwill, all of which related to the acquisition of Dillon in January 2007. The Company previously determined that all of this goodwill should be allocated to the domestic polyester reporting unit. Based on a decline in its market capitalization during the third quarter of fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill during the quarter ended March 29, 2009. In connection with this third quarter interim impairment analysis, the Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18.6 million in the third quarter of fiscal year 2009.
Related Party Transactions
In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon. In connection with the Transaction, the Company and Dillon entered into a Sales and Services Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon an aggregate amount of $6.0 million in exchange for certain polyester segment sales and Dillon transitional services to be provided by Dillon’s sales staff and executive management. The Company announced on April 26, 2007 its plan to close its Dillon polyester facility. As a result of this announcement, the Company evaluated all contract obligations associated with the facility and determined that this contract obligation partially included services to be rendered specifically to that facility and therefore the Company would not receive any future economic benefit from that portion of the contract once the facility was closed. As a result, the Company recorded a $2.9 million restructuring charge related to that portion of the contract obligation. The contract termination date was December 2008. The Company recorded nil and $0.3 million for the third quarter of fiscal years 2009 and 2008 and $0.5 million and $0.8 million for the year-to-date periods, respectively, related to this contract.
On December 1, 2008, the Company entered into an agreement to extend the polyester services portion of the Sales and Service Agreement for a term of one year effective January 1, 2009 pursuant to which the Company will pay Dillon an aggregate amount of $1.7 million. The Company recognized $0.4 million in expenses related to this contract in the March 2009 quarter. Mr. Stephen Wener is the President and Chief Executive Officer of Dillon and is a director of the Company.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased by $7.2 million or 19.7% for the year-to-date period ended March 29, 2009 as compared to the same period of the prior year. The decrease in SG&A was primarily a result of decreases of $4.1 million in executive severance costs, $1.2 million in deposit write-offs, $0.6 million related to the Company’s Brazilian operation, $0.5 million in depreciation expenses, $0.5 million in insurance expense, $0.4 million in salaries and fringe expenses, and $0.1 million in costs related to the Company’s China operations. These decreases in SG&A were offset by increases in SG&A of $0.2 million in deferred compensation costs.

Other Operating (Income) Expense, Net
Other operating (income) expense, net increased from $4.1 million for the year-to-date period of fiscal year 2008 to $5.9 million for the same period of fiscal year 2009. The following table shows the components of other operating (income) expense, net (amounts in thousands):

	For the Nine-Months Ended
	March 29,	March 23,
	2009	2008
Gain on sale of fixed assets	$(5,865)	$(1,872)
Gain from sale of nitrogen credits	—	(1,614)
Technology fee from China joint venture	—	(875)
Currency (gains) losses	(22)	305
Other, net	25	(31)

Other operating (income) expense, net	$(5,862)	$(4,087)

Write downs of Investment in Unconsolidated Affiliates
During the first quarter of fiscal year 2008 in connection with negotiations related to the sale of its investment in USTF, the Company determined that a review of the carrying value of its investment was necessary. As a result of this review, the Company determined that the carrying value exceeded its fair value. Accordingly, a non-cash impairment charge of $4.5 million was recorded in the first quarter of fiscal year 2008.
During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC from $10.0 million to $9.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. As a result, the Company recorded an additional impairment charge of $1.5 million due to the decline in the value of its investment and other related assets.
Income Taxes
The Company’s income tax provision for the year-to-date period ended March 29, 2009 resulted in tax expense at an effective tax rate of 5.9% compared to the year-to-date period ended March 23, 2008, which resulted in tax benefit at an effective tax rate of 40.0%. The Company’s effective tax rate for the year-to-date period ended March 29, 2009 differed from the U.S. statutory rate primarily due to an increase in valuation allowance related to losses in the U.S. and certain other foreign countries and state income taxes. The Company’s effective tax rate for the year-to-date period ended March 23, 2008 differed from the U.S. statutory rate primarily due to foreign operations taxed at a lower effective rate, state income taxes, and a decrease in the valuation allowance.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has continued to record a valuation allowance against its net domestic deferred tax assets, and certain foreign deferred tax assets related to net operating losses, as those net deferred tax assets are more likely than not to be unrealizable for income tax purposes. The valuation allowance increased $17.2 million in the year-to-date period ended March 29, 2009, compared to a decrease of $6.7 million in the year-to-date period ended March 23, 2008. The net increase in the valuation allowance for the year-to-date period ended March 29, 2009 primarily consisted of a $10.7 million increase for net operating losses generated year-to-date (federal and state), and a $6.5 million increase related to other temporary differences.
As a result of the discussions above, loss from continuing operations before income taxes was $40.4 million in the year-to-date period of fiscal year 2009 as compared to a loss of $28.2 million for the same period of fiscal year 2008.

Polyester Operations
Polyester unit volumes decreased 25.4% for the year-to-date period ended March 29, 2009, while average net selling prices increased 2.8% compared to the prior year-to-date period. Net sales for the polyester segment for the year-to-date period of fiscal year 2009 decreased by $88.3 million or 22.6% as compared to the same period in the prior year. Domestic sales of polyester decreased overall by 25.9% primarily due to a decline in volume related to the market slowdown and decreased sales of commodity POY from shutting down the Kinston facility in October 2007.
Sales in local currency for the Brazilian operation decreased by 3.9% for the year-to-date period ended March 29, 2009 compared to the same period in the prior year primarily due to a decrease in unit volumes of 4.4%, partially offset an increase in average selling prices of 0.5%. The decrease in U.S. dollar net sales for the period as compared to the prior year period includes a reduction of $10.5 million due to an increase in the Brazilian currency exchange rate.
During the second quarter of fiscal year 2009, the Company experienced a decline in its polyester business beginning in November 2008 which was attributable to market conditions previously discussed. This trend continued into the third quarter of fiscal year 2009. Consolidated polyester fiber costs increased as a percent of net sales to 69.8% in the year-to-date period of fiscal year 2009 from 55.8% in the prior year period, reflecting a spike in raw material prices during the first quarter of the current fiscal year.
Converting costs, excluding the Brazilian currency impact, decreased 42.8% compared to the same period in the prior year as a result of lower sales volumes, the closure of the Kinston facility, and other consolidation efforts. Fixed and variable manufacturing costs decreased as a percentage of consolidated polyester net sales to 26.7% from 36.8% in the prior period. Domestically, fixed and variable manufacturing expenses decreased 8.9% as a percentage of sales. Domestic variable manufacturing expenses decreased for the year-to-date period of fiscal year 2009 as a result of lower variable expenses including wage and fringe costs, packaging costs, utility expenses, and other various expenses due to lower volumes. Fixed manufacturing expenses for the domestic polyester operations decreased primarily as a result of lower fixed costs including depreciation expense and salaries and fringes as a result of plant closure and consolidation efforts. As a result, gross profit for the polyester operations decreased $15.0 million, or 64.3%, over the prior year-to-date period, and gross margin (gross profit as a percentage of net sales) decreased to 2.7% for the year-to-date period of fiscal year 2009 from 5.9% in the prior year period.
SG&A expenses for the year-to-date period of fiscal year 2009 were $23.2 million compared to $31.2 million in the same period in the prior year. Refer to the discussion of SG&A in the year-to-date overview discussed above.
Nylon Operations
Nylon unit volumes decreased by 13.7% for the year-to-date period of fiscal year 2009 compared to the same period in the prior year while average selling prices decreased by 2.6%. Net sales for the nylon segment for the year-to-date period of fiscal year 2009 decreased by $21.6 million or 16.2% as compared to the same period in the prior year. This decrease in net sales was primarily due to weak demand for both its nylon textured and covered products.
Consolidated nylon fiber costs increased as a percent of net sales to 62.5% in the year-to-date period of fiscal year 2009 from 62.2% in the prior year year-to-date period. On a dollar basis, fiber costs decreased by 15.9% for the year-to-date period in fiscal year 2009 as compared to the same period last year as a result of decreased volumes previously discussed above.

Total converting costs for the nylon segment decreased by 16.6% in the same period as compared to the same period in the prior year reflecting lower volumes and lower depreciation expense partially offset by higher other converting costs resulting in overall lower cost per unit. Fixed and variable manufacturing costs increased as a percentage of consolidated nylon net sales to 29.7% in the year-to-date period from 29.2% in the prior year-to-date period. Wage and fringe costs and utility expenses were lower due to lower nylon sales volumes. Fixed manufacturing costs decreased primarily in depreciation expense from the year-to-date period of fiscal year 2009 compared to prior year-to-date period. As a result, gross profit for the nylon operations decreased $1.7 million, or 17.6%, over the prior year-to-date period, and gross margin (gross profit as a percentage of net sales) decreased to 7.0% for the year-to-date period of fiscal year 2009 from 7.1% in the prior year period.
SG&A expenses for the year-to-date period of fiscal year 2009 were $6.1 million compared to $5.3 million for the year-to-date period of fiscal year 2008. Refer to the discussion of SG&A in the year-to-date overview discussed above.
Corporate
On July 26, 2006, the Committee authorized the issuance of an additional 1,065,000 stock options to certain key employees from the 1999 Long-Term Incentive Plan. In addition, on October 24, 2007, the Committee authorized the issuance of approximately 1,570,000 stock options from the 1999 Long-Term Incentive Plan, of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant. During the second quarter of fiscal year 2009, the Committee of the Board authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. As a result of these grants, the Company incurred $1.0 million and $0.7 million of stock-based compensation charges in the year-to-date periods for fiscal years 2009 and 2008, respectively, which were recorded as SG&A expenses with the offset to additional paid-in-capital.
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
Capital Expenditures. The Company estimates its fiscal year 2009 capital expenditures will be within a range of $14.0 million to $15.0 million. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades to support PVA initiatives. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.

Joint Venture Investments. During the first nine months of fiscal year 2009, the Company received $2.9 million in dividend distributions from its joint ventures. Although historically over the past five years the Company has received distributions from certain of its joint ventures, there is no guarantee that it will continue to receive distributions in the future. The Company may from time to time increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.
On July 31, 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10.0 million. During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC for $9.0 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. As a result, the Company recorded an additional impairment charge of $1.5 million due to the decline in the value of its investment and other related assets. During the fourth quarter of fiscal year 2009, the Company announced that it had closed on the sale of its investment in YUFI to YCFC and had received $9.0 million in proceeds.
Cash Provided by (Used In) Continuing Operations
The Company provided $4.6 million of cash from continuing operations in the first nine months of fiscal year 2009 compared to cash used in continuing operations of $1.4 million for the first nine months of fiscal year 2008. The net loss of $42.7 million in the first nine months of fiscal year 2009 was adjusted positively for items such as decreases in accounts receivable of $23.0 million, depreciation and amortization of $25.2 million, goodwill impairment of $18.6 million, decrease in inventory of $12.3 million, impairment charge of $1.5 million, provision for bad debt of $1.8 million, increase in additional paid in capital related to stock-based compensation expense of $1.0 million, restructuring charges of $0.3 million, and decreases in other miscellaneous assets of $0.3 million offset by decreases in accounts payable and accrued expenses of $23.3 million, gains from the sale of capital assets of $5.9 million, increases in prepaid expenses of $5.0 million, income from unconsolidated equity affiliates net of distributions of $1.6 million, net decrease in income tax payable and deferred taxes of $0.8 million, and income from discontinued operations of $0.1 million.
The following discussion regarding the receipt and or use of cash from operations is a comparison of the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2009. Cash received from customers decreased from $520.1 million to $437.1 million due to a decrease in sales volume of 24.1% offset by an increase in weighted average net selling prices of 3.15%. Payments for cost of sales and SG&A expenses excluding salaries, wages and related benefits decreased from $434.6 million to $351.6 million primarily due to lower volumes and cost consolidation efforts. Salary and wage payments decreased as well from $76.4 million to $68.9 million. Interest payments decreased from $13.5 million to $11.4 million as a result of the reduction in principal borrowing on LIBOR rate loans. Restructuring and severance payments increased in the current year period by $2.1 million due to the timing differences between the recognition of the expense and the actual cash outlay. Taxes paid by the Company increased from $2.4 million to $2.9 million primarily due to the timing of tax payments made by its Brazilian subsidiary. The Company received cash dividends of $1.2 million in the first nine months of fiscal year 2008 compared to $2.9 million in the first nine months in fiscal year 2009 as a result of increased net income recognized by PAL. Other net cash provided by or used in operating activities was derived from miscellaneous items, other operating income (expense) items, and interest income.
On a U.S. dollar basis, working capital decreased from $185.3 million at June 29, 2008 to $176.9 million at March 29, 2009 due to decreases in accounts receivable of $31.8 million, decreases in inventories of $21.3 million, decreases in restricted cash of $3.5 million, decreases in assets held for sale of $2.4 million, decreases in deferred income tax assets of $0.9 million offset by increases in cash of $3.3 million, decreases in accounts payable of $19.6 million, decreases in accrued expenses of $5.2 million, decreases in current maturities of long-term debt and other current liabilities of $3.7 million, increases in other current assets of $1.2 million, and decrease in income taxes payable of $0.7 million. The remaining increase in working capital relates to the reclassification of investment in unconsolidated affiliate of $9.0 million and the reclassification of restricted cash of $8.8 million from long-term assets to current assets. Working capital was negatively affected by $18.6 million in currency translations related to the Company’s Brazilian subsidiary. The working capital current ratio was 3.3 at June 29, 2008 and 4.4 at March 29, 2009.

Cash Provided By (Used In) Investing Activities and Financing Activities
The Company provided $9.4 million from net investing activities and used $4.1 million in net financing activities during the year-to-date period ended March 29, 2009. The primary cash expenditures for investing and financing activities during the current period included $22.2 million for payments of long-term debt, $10.9 million in capital expenditures, $0.5 million of acquisition costs, $0.3 million of other financing activities and $0.2 million increases in officers life insurance offset by $14.6 million in borrowings of long-term debt, a $14.0 million decrease in restricted cash, $7.0 million in proceeds from the sale of capital assets, and $3.8 million from stock option exercises.
The Company’s ability to fund operations, meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to the Company under its amended revolving credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of its existing and future indebtedness, including its 11.5% senior secured notes which mature on May 15, 2014 (the “2014 notes”) and its amended revolving credit facility, may limit its ability to pursue any of these alternatives. See “Item 1A—Risk Factors—The Company will require a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control” included in the Company’s Form 10-K for the fiscal year ended June 29, 2008. Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition of its customers and the operating performance of joint ventures, alliances and other equity investments.
Other Factors Affecting Liquidity
Asset Sales. Under the terms of the Company’s debt agreements, the sale or other disposition of any assets or rights as well as the issuance or sale of equity interests in the Company’s subsidiaries is considered an asset sale (“Asset Sale”) subject to various exceptions. The Company has granted liens to its lenders on substantially all of its assets (“Collateral”). Further, the debt agreements place restrictions on the Company’s ability to dispose of certain assets which do not qualify as Collateral (“Non-Collateral”). Pursuant to the debt agreements the Company is restricted from selling or otherwise disposing of either its Collateral or its Non-Collateral, subject to certain exceptions, such as ordinary course of business inventory sales and sales of assets having a fair market value of less than $2.0 million.

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
Once Excess Collateral Proceeds from sales of Collateral exceed $10.0 million, the Company must make an offer, no later than 365 days after such sale of Collateral, to all holders of the 2014 notes to repurchase such 2014 notes at par (“Collateral Sale Offer”). The Collateral Sale Offer must be made to all holders to purchase 2014 notes to the extent of the Excess Collateral Proceeds. Any Excess Collateral Proceeds remaining after the completion of a Collateral Sale Offer may be used by the Company for any purpose not prohibited by the Indenture.
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
Once Excess Proceeds from sales of Non-Collateral exceed $10.0 million the Company must make an offer, no later than 365 days after such sale of Non-Collateral to all holders of the 2014 notes and holders of other indebtedness that is pari passu with the 2014 notes to purchase or redeem the maximum amount of 2014 notes and/or other pari passu indebtedness that may be purchased out of the Excess Proceeds (“Asset Sale

Offer”). The purchase price of such an Asset Sale Offer must be equal to 100% of the principal amount of the 2014 notes and such other indebtedness. Any Excess Proceeds remaining after completion of the Asset Sale Offer may be used by the Company for any purpose not prohibited by the Indenture. As of March 29, 2009, the Company had $2.3 million of Excess Proceeds.
On March 20, 2008, the Company completed the sale of assets located at Kinston. The Company retains certain rights to sell idle assets for a period of two years. If after the two year period the assets have not sold, the Company will convey them to the buyer for no value. As of March 29, 2009, the value of these assets held for sale was $1.7 million and would be considered a sale of Collateral.
In the first quarter of fiscal year 2009, the Company entered into an agreement to sell a 380,000 square foot facility in Yadkinville for $7.0 million and such sale was a sale of Non-Collateral assets. On December 19, 2008, the Company completed the sale which resulted in net proceeds of $6.6 million and a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009.
In the fourth quarter of fiscal year 2009, the Company completed its sale of its equity interest in YUFI and received proceeds of $9.0 million. In accordance with the Indenture, the sale of the YUFI equity interest was an exception to the definition of an Asset Sale and therefore the use restrictions applicable to the proceeds of Asset Sales do not apply.
As of March 29, 2009, the balance in the Collateral Account was $8.8 million consisting entirely of Excess Collateral Proceeds. On April 3, 2009, the Company used the entire $8.8 million of Excess Collateral Proceeds to repurchase $8.8 million of 2014 notes at par.
Other Potential Resources. While there is no requirement in the Indenture to use Excess Proceeds or Excess Collateral Proceeds to offer to repurchase the 2014 notes (at par) prior to the time either category respectively reaches $10.0 million, the Company may elect, from time to time, to make such offers earlier, at its discretion. Additionally, the Company may also from time to time seek to retire or purchase a portion of the 2014 notes in open market purchases, in privately negotiated transactions or otherwise. Such retirement or purchases of the 2014 notes may come from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
Stock Repurchase Program. Effective July 26, 2000, the Board authorized the Company to repurchase up to 10.0 million shares of its common stock. As of March 29, 2009, the Company had remaining authority to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003, and the Company has no immediate plans to reinstitute the program.
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
Borrowings under the Amended Credit Agreement bear interest at rates selected periodically by the Company of LIBOR plus 1.50% to 2.25% for LIBOR rate revolving loans and prime plus 0.00% to 0.50% for the prime rate revolving loan. The Company can decrease the LIBOR revolving loan interest rate by 0.25% if it maintains a fixed charge coverage ratio in excess of 1.5 to 1.0 for the four previous fiscal quarters. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The interest rate in effect at March 29, 2009 was 3.25% for the prime rate revolving loan. Under the Amended Credit Agreement, the Company pays an unused line fee ranging from 0.25% to 0.35% per annum of the borrowing base. The Company primarily borrows using the LIBOR fixed rate loans discussed below.

As of March 29, 2009, the Company had no LIBOR rate revolving loans outstanding under the credit facility. As of March 29, 2009, under the terms of the Amended Credit Agreement, the Company had remaining availability of $70.2 million, however given the current economic conditions in the U.S. and the tightening of the credit markets, the Company’s ability to borrow under the agreement may be negatively impacted.
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
The Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the Company’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. The Company was not subject to this restriction for the quarter ended March 29, 2009, but this restriction will likely apply in future quarters beginning with the quarter ended June 28, 2009 until such time as the Company’s financial performance improves.
The Amended Credit Agreement also provides that if availability becomes less than $25.0 million at any time during the quarter, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. The Company was not subject to this restriction as of March 29, 2009, as its availability under the Amended Credit Agreement was approximately $70.2 million. The Company also had available cash and cash equivalents on hand of $23.5 million which could have been utilized to pay down any outstanding debt under the Amended Credit Agreement (had it existed) to create additional availability. However, if availability had fallen below $25.0 million, the Company would not have been in compliance with the ratio based on its financial performance through March 29, 2009. Such failure, if not waived or cured, allows the Amended Credit Agreement lenders to elect to discontinue lending and to accelerate the payment of any outstanding debt under the Amended Credit Agreement. It could also allow the lenders under the 2014 notes to declare all borrowings outstanding thereunder to be due and payable.
On May 26, 2006, the Company issued the 2014 notes. The estimated fair value of the 2014 notes, based on quoted market prices, at March 29, 2009 and at June 29, 2008, was approximately $98.8 million and $157.7 million, respectively. The Company makes semi-annual interest payments of $10.4 million on the fifteenth of November and May each year.
As of March 29, 2009, the Company was in compliance with the Amended Credit Agreement and 2014 note covenants.
As discussed under “Other Factors Affecting Liquidity”, in accordance with the 2014 notes collateral documents and the Indenture, the net proceeds of sales of the First Priority Collateral are required to be deposited into a separate account whereby the Company may use the restricted funds to purchase additional qualifying assets. As of March 29, 2009, the balance in the Collateral Account was $8.8 million consisting entirely of Excess Collateral Proceeds. On April 3, 2009 the Company used the entire $8.8 million of Excess Collateral Proceeds to repurchase $8.8 million of 2014 notes at par.
The Company’s Brazilian subsidiary (the “Subsidiary”) receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by the Subsidiary to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was 6.3% on March 29, 2009. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by the Subsidiary of its obligations under the loans. In return for this performance bond letter, the Subsidiary makes certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by the Subsidiary earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 11.3% as of March 29, 2009. The ability to make new borrowings under the tax incentive program ended in May 2008 and was replaced by other favorable tax incentives.
Recent Accounting Pronouncements
On December 29, 2008, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”) requiring enhancements to the disclosure requirements for derivative and hedging activities. The objective of the enhanced disclosure requirement is to provide the user of financial statements with a clearer understanding of how the entity uses derivative instruments; how derivatives are accounted for; and how derivatives affect an entity’s financial position, cash flows and performance. The statement applies to all derivative and hedging instruments. SFAS 161 is effective for all fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not materially change the Company’s disclosures of derivative and hedging instruments.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 and the adoption of this standard did not have a material effect on its consolidated financial statements.
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
Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales orders with customers or for anticipated sales activity for a future time period. Generally, 50% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other income and expense. The Company also enters currency forward contracts for committed or anticipated equipment and inventory purchases. Generally, 50% of the asset cost is covered by forward contracts although 100% of the asset cost may be covered by contracts in certain instances. Forward contracts are matched with the anticipated date of delivery of the assets and gains and losses are recorded as a component of the asset cost for purchase transactions when the Company is firmly committed. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are August 2009 and July 2009, respectively.
The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 29,	June 29,
	2009	2008
Foreign currency purchase contracts:
Notional amount	$883	$492
Fair value	885	499

Net (gain) loss	$(2)	$(7)

Foreign currency sales contracts:
Notional amount	$656	$620
Fair value	691	642

Net gain (loss)	$(35)	$(22)

For the quarters ended March 29, 2009 and March 23, 2008, the total impact of foreign currency related items on the Condensed Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, resulted in a pre-tax profit of $0.1 million and $0.2 million, respectively. For the year-to-date periods ended March 29, 2009 and March 23, 2008, the total impact of foreign currency related items resulted in a pre-tax profit of $23 thousand and a pre-tax loss of $0.3 million, respectively.
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

Item 4. Controls and Procedures
As of March 29, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors set forth under Part 1A. “Risk Factors” in its Annual Report on
Form 10-K for the fiscal year ended June 29, 2008, other than the modification of the following risk factor:
The Company is dependent on a relatively small number of customers for a significant portion of its net sales.
A significant portion of the Company’s net sales is derived from a relatively small number of customers and in particular the sales to one customer, Hanesbrands, Inc. (“HBI”). The Company’s supply agreement with HBI expired in April 2009. The Company and HBI have established a framework for a new long-term supply contract that is anticipated to be finalized in the June quarter of fiscal year 2009. However, there can be no assurances that the Company and HBI will finalize a new supply agreement on this timetable or at all. If the HBI supply agreement is not renewed, and the sales to HBI are reduced, the result could have a material adverse effect on the Company’s business and operating results. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company’s principal customers will continue to purchase products and services from it at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company’s business, financial condition and results of operations.
These risk factors could materially affect the Company’s business, financial condition and future results and should be carefully considered. Additional risks and uncertainties not currently known to management or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and (b) are not applicable.
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 29, 2009:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
12/29/08 - 01/28/09	—	—	—	6,807,241

01/29/09 - 02/28/09	—	—	—	6,807,241

03/01/09 - 03/29/09	—	—	—	6,807,241

Total	—	—	—

On April 25, 2003, the Company announced that its Board had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. As of March 29, 2009, there is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
10.1
Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 31, 2008).

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

UNIFI, INC.
Date: May 8, 2009	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)