Form 10-K
period 2009-06-28
UNIFI INC
filed 2009-09-11
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 28, 2008, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $113,420,792. The Registrant has no non-voting stock.

As of September 3, 2009, the number of shares of the Registrant’s common stock outstanding was 62,057,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 28, 2009, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries the “Company” or “Unifi”), is a diversified producer and processor of multi-filament polyester and nylon yarns, with production facilities located in the Americas. The Company’s product offerings include specialty and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, furnishings, automotive, industrial and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products. The Company’s net sales and net loss for fiscal year 2009 were $553.7 million and $49.0 million, respectively.

The Company uses advanced production processes to manufacture its high-quality yarns cost-effectively. The Company believes that its flexibility and know-how in producing specialty yarns provides important development and commercialization advantages. A significant number of customers, particularly in the apparel market, produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by the North American Free Trade Agreement (“NAFTA”), the United States (“U.S.”) — Dominican Republic — Central American Free Trade Agreement (“CAFTA”), the Caribbean Basin Trade Partnership Act (“CBTPA”) and the Andean Trade Promotion and Drug Eradication Act (“ATPDEA”). These regional trade preference acts and free trade agreements contain rules of origin for synthetic fiber yarns. In order to be eligible for duty-free treatment, fibers such as partially oriented yarn (“POY”) and wholly formed yarns (extruded and spun) must be used to manufacture finished textile and apparel goods within the respective region. The Company has manufacturing operations in North and South America and participates in joint ventures in Israel and the U.S. In addition, the Company has a wholly owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China.

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

Recent Developments

During the fourth quarter of fiscal year 2009, the Company completed the sale of its 50% interest in Yihua Unifi Fibre Company Limited (“YUFI”) to Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”) and received net proceeds of $9.0 million. Maintaining a market presence in the Asian textile market is important to the sales growth and distribution of the Company’s PVA yarns therefore the Company formed Unifi Textiles (Suzhou) Company, Ltd. (“UTSC”), a wholly owned Chinese sales and marketing subsidiary. UTSC obtained its business license in the second quarter of fiscal year 2009, was capitalized during the third quarter of fiscal year 2009 with $3.3 million of registered capital, and became operational at the end of the third quarter of fiscal year 2009. UTSC will continue to expand the sales and promotion of the Company’s specialty and PVA products, including the Company’s 100% recycled product family — Repreve®. The Company is encouraged by the number of development projects that it has in progress, including Repreve® filament and staple, Sorbtek® and Reflexx®. Similar to the U.S., the adoption timetable for some of these programs may be linked to improvements in the Chinese economy. The Company anticipates UTSC will positively contribute to the Company’s operating results in fiscal year 2010, which will be a substantial improvement over the former results of YUFI.

On September 29, 2008, the Company entered into an agreement to sell certain idle real property and related assets located in Yadkinville, North Carolina, for $7.0 million. On December 19, 2008, the Company completed the sale and recorded a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009. The gain is included in the other operating (income) expense, net line on the Consolidated Statements of Operations.

On May 14, 2008, the Company announced the closing of its Staunton, Virginia facility and the transfer of certain production to its facility in Yadkinville, North Carolina. The relocation of its beaming and warp draw production is consistent with the Company’s strategy to maximize operational efficiencies and reduce production costs. The Company completed this transition in November 2008.

Segment Financial Information

Information regarding revenues, a measurement of profit or loss and total assets by segment, is presented in “Footnote 15-Business Segments, Foreign Operations and Concentrations of Credit Risk” included in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Industry Overview

The textile and apparel industry consists of natural and synthetic fibers used in a wide variety of end-markets which primarily include apparel, furnishings, industrial and consumer products, floor coverings, fiber fill and tires. The industrial and consumer, floor covering, apparel and hosiery, and furnishings markets account for 38%, 35%, 18% and 9% of total production, respectively.

According to the National Council of Textile Organizations, the U.S. textile market’s total shipments were $68.5 billion for the twelve month period ended November 2007. During 2001 to 2006, the U.S. textile industry invested more than $9 billion in new plants and equipment, making it one of the most modern and productive textile sectors in the world. During calendar year 2008, the U.S. textile industry employed approximately 600,000 people and exported more than $16.0 billion of products making the U.S. the third largest exporter of textile products in the world.

Textiles and apparel goods are made from natural fiber, such as cotton and wool, or synthetic fiber, such as polyester and nylon. Since 1980, global demand for polyester has grown steadily, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of sales worldwide. In calendar year 2008, global polyester accounted for an estimated 44% of global fiber consumption and demand is projected to increase by approximately 4% to 5% annually through 2012. In calendar year 2008, global nylon accounted for an estimated 5% of global fiber consumption and demand is projected to increase by approximately 1% to 2% annually through 2012. In the U.S., the polyester and nylon fiber sector together accounted for approximately 57% of the textile consumption during calendar year 2008.

The synthetic filament industry includes petrochemical and raw material producers, fiber and yarn manufacturers (like the Company), fabric and product producers, consumer brands and retailers. Among synthetic filament yarn producers, pricing is highly competitive with innovation, product quality, customer service and location being essential for differentiating the competitors within the industry and compliance with specific trade agreements. Both product innovation and product quality are particularly important, as product innovation gives customers competitive advantages and product quality provides for improved manufacturing efficiencies.

During the last three quarters of fiscal year 2009, the global economic downturn negatively impacted all textile supply chains and markets causing a decline in U.S. consumer spending. Unlike prior contractions in the North American supply chain, which were primarily due to import competition of finished goods, the current contraction was driven by decreased demand from all sectors of the Company’s downstream markets beginning in the second half of calendar year 2008. These synthetic filament markets include apparel, automotive, furnishings, and industrial. The ongoing U.S. economic downturn is expected to continue to impact consumer spending and retail sales of the Company’s downstream markets. The decline in retail sales was compounded further by excessive inventory levels across the supply chains as fabric mills, finished goods producers, and retailers reduced purchase levels below their current sales levels, in an effort to match their working capital investments with the lower sales demand. As this reduction in purchase levels moved throughout the supply chain, the fiber market experienced 25% to 35% declines in demand during certain periods when the retail demand was down 10% to 12% for the respective period.

Although the global textile and apparel industry’s demand is expected to resume year-over-year growth, the U.S. textile and apparel industry is expected to further contract due to intense foreign competition in finished products. In the past, these contractions have caused the closure of many domestic textile and apparel plants and/or the movement of production offshore. However, it is expected that regional FTAs in the Americas, such as NAFTA and CAFTA, and U.S. unilateral duty preference programs, such as ATPDEA and CBTPA, will experience significant growth due to the cost advantages offered by these programs and the need for quick inventory turns by regional yarn producers. These agreements have enabled regional synthetic yarn producers to effectively compete with imported finished goods from lower wage-based countries. The Company estimates that the duty-free benefit of processing synthetic textiles and apparel finished goods under the terms of these regional FTAs and duty preference programs typically represents an advantage of 28% to 32% of the finished product’s wholesale cost.

Government legislation, commonly referred to as the Berry Amendment, generally requires the U.S. Department of Defense to purchase textile and apparel articles which are manufactured in the U.S. of yarns and fibers produced in the United States. The American Recovery and Reinvestment Act passed on February 13, 2009 contained a similar provision, referred to as the Kissell Amendment, that requires the U.S. Department of Homeland Security’s Transportation Security Administration and the U.S. Coast Guard to buy textile and apparel products made in the U.S.

The Company believes the requirements of the rules of origin in the regional FTAs together with the Berry and Kissell Amendments, and the growing need for quick response and inventory turns, ensures that a sizable portion of the textile industry will remain based in the America regions. The Company also believes the future success of its current business model will be based on the success of the free trade markets and its ability to: to increase its sales of PVA yarns; to implement cost saving strategies; to pass on raw material price increases to its customers and to strategically penetrate growth markets, such as China and Central America.

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

Trade Regulation

Imports of foreign-made textile and apparel products are a significant source of competition for the Company’s supply chain in certain markets, specifically apparel and hosiery. Although imported apparel represents a significant portion of the U.S. apparel market, recent regional trade agreements, which provide duty free advantages for apparel produced from regional fibers, yarns and fabrics, have provided opportunities to participate in the growing import market with apparel products manufactured outside the U.S and exported back to the U.S. as finished products but within the regional free trade markets. Although imports of certain finished textile products from Asia have declined thus far in 2009, imports from Asia have gained significant share over the last several years as a result of lower wages, lower raw material and capital costs, unfair trade practices, and favorable currency exchange rates against the U.S. dollar.

The extent of import protection afforded by the U.S. government to domestic textile producers has been subject to considerable domestic political deliberation and foreign considerations. Under the multilateral trading rules established by the World Trade Organization (“WTO”), all textile and apparel quotas were eliminated as of January 1, 2005. During calendar year 2005, textile and apparel imports from China surged, primarily gaining share from other Asian importing countries. To that end, the U.S. government imposed temporary safeguard quotas on various categories of Chinese-made products, citing “market disruption.” These quotas remained in effect until December 31, 2008. The industry is monitoring Chinese imports and continues to explore all current trade remedy laws that will address unfair trade practices that China has failed to eliminate under its WTO commitment.

Although quotas on textiles and apparel imports were eliminated after December 31, 2008, tariffs on imported products remain in effect. A seven-year effort under the WTO Doha Round to establish further tariff liberalization was delayed in August 2008 due to a breakdown in agricultural negotiations between developed and emerging economies. Further Doha rounds are scheduled, however, major obstacles remain in the global trade talks and little progress is expected in the near term.

NAFTA is a free trade agreement (“FTA”) between the U.S., Canada and Mexico that became effective on January 1, 1994 and has created the world’s largest free trade region. The agreement contains safeguards sought by the U.S. textile industry, including certain rules of origin for textile and apparel products that must be met for these products to receive duty-free benefits under NAFTA. In general, textile and apparel products must be produced from yarns and fabrics made in the NAFTA region, and all subsequent processing must occur in the NAFTA region to receive duty-free treatment.

In 2000, the U.S. passed the CBTPA, amended by the Trade Act of 2002, which allows apparel products manufactured in the Caribbean region using yarns or fabric produced in the U.S. to be imported into the U.S. duty and quota free. Also in 2000, the U.S. passed the African Growth and Opportunity Act (“AGOA”), which was amended by the Trade Act of 2002, which allows apparel products manufactured in the sub-Saharan African region using yarns and fabrics produced in the U.S. to be imported into the U.S. duty and quota free. The CBTPA continues in effect until September 30, 2010 and the AGOA is in effect through 2015.

In August 2005, the U.S. passed CAFTA, which is a FTA between seven signatory countries: the U.S., the Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. The CAFTA supersedes the CBTPA for the CAFTA signatory countries and provides permanent benefits not only for apparel produced in the region, but for all textile products that meet the rules of origin. Qualifying textile and apparel products that are produced in any of the seven signatory countries from fabric, yarn and fibers that are also produced in any of the seven signatory countries may be imported into the U.S. duty free. Two CAFTA amendments were implemented in August 2008; one includes changes to require that pocketing yarn and fabric used in trousers would have to be produced in the U.S. or a CAFTA signatory country and a second “cumulation” rule that permits a certain amount of woven apparel produced in a CAFTA signatory country containing Mexican or Canadian yarns and fabrics to enter the U.S. duty free.

The ATPDEA passed on August 6, 2002, effectively granting participating Andean countries favorable trade terms similar to those of the other regional trade preference programs. Under the ATPDEA, apparel manufactured in Bolivia, Colombia, Ecuador and Peru using yarns and fabric produced in the U.S., or in these four Andean countries, could be imported into the U.S. duty and quota free through December 31, 2006. A temporary extension of the ATPDEA was granted to coincide with the ongoing FTA negotiations with several of these Andean nations. The U.S. — Peru Trade Promotion Agreement, signed on April 12, 2006, and FTA’s with Colombia and Panama awaiting Congressional action also follow, for the most part, the same yarn forward rules of origin for textile and apparel products as NAFTA.

Additionally, the Company operates under FTA’s with Australia, Bahrain, Chile, Israel, Jordan, Morocco, Oman and Singapore. The U.S.-Korea FTA (“Korea FTA”), negotiated under the Bush Administration, will probably not be enacted until automotive issues and other controversial items are resolved in future negotiations.

The Food, Conservation, and Energy Act of 2008, (“2008 U.S. Farm Bill”), extended the existing upland cotton and extra long staple cotton programs, which includes economic adjustment assistance provisions for ten years. Eligible cotton is defined as baled upland cotton regardless of origin which must be one of the following: baled lint; loose; semi-processed motes or re-ginned motes as defined by the Upland Cotton Domestic User Agreement “Section A-2. Eligible and Ineligible Cotton”. Beginning August 1, 2008, the revised program will provide textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years of the program. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year which goes from August 1 to July 31, plus eighteen months to make the capital investments. Parkdale America, LLC (“PAL”), the Company’s 34% owned joint venture with Parkdale Mills, Inc., received benefits under this program in the amount of $14.0 million representing eleven months of cotton consumption, of which $9.7 million was recognized as a reduction to PAL’s cost of sales during the Company’s fiscal year 2009. The remaining $4.3 million of deferred revenue will be recognized by PAL based on qualifying capital expenditures.

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

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston, North Carolina (“Kinston”) from Invista S.a.r.l. (“INVISTA”). The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the United States Environmental Protection Agency (“EPA”) and North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remedied by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR with respect to this site will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Products

The Company manufactures polyester related products in the U.S. and Brazil and nylon yarns in the U.S. and Colombia for a wide range of end-uses. In addition, the Company purchases fully drawn yarn (“FDY”) and certain drawn textured yarns (“DTY”) for resale to its customers. The combined polyester segment represents approximately 73% of consolidated sales, with the nylon segment representing approximately 27% of consolidated sales. The Company processes and sells POY, as well as high-volume commodity, specialty and PVA yarns, domestically and internationally, with PVA yarns making up approximately 13% of consolidated sales.

Polyester POY is used to make polyester yarn. Polyester yarn products include textured, solution and package dyed, twisted and beamed yarns. The Company sells its polyester yarns to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial, military, medical and other end-uses. Nylon products include textured nylon and covered spandex products, which the Company sells to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-uses.

In addition to producing high-volume commodity yarns, the Company develops, manufactures and commercializes specialty yarns that provide performance, comfort, aesthetic and other advantages to fabrics and garments. The Company continues to expand the Repreve® family of recycled fibers, which now includes more than nine different recycled product options. These product options include filament polyester (available as 100% hybrid (post-industrial and post-consumer) blend or 100% post-consumer), filament nylon 6.6, staple polyester and recycled performance fibers. The Company’s recycled performance fibers are manufactured to provide performance and/or functional properties to fabrics and end products such as flame retardation, moisture wicking, and performance stretch. The Company’s branded portion of its yarn portfolio continues to grow to provide product differentiation to brands, retailers and consumers. These branded yarn products include:

•	Repreve®, an eco-friendly yarn made from recycled materials. Since introduced in August 2006, Repreve® has been the Company’s most successful branded product. Repreve® can be found in well-known brands and retailers including the North Face, Patagonia, Wal-Mart’s Starter and George brands, Reebok, REI, LL Bean, AllSteel, Hon, Steelcase, Perry Ellis, Sears, Macy’s and Kohl’s.

•	aio®, all-in-one performance yarns, which combine multiple performance properties into a single yarn. aio® has been very successful with brands, such as Reebok and Champion and retailers including Costco, (Kirkland brand) Target (C9 brand), and the U.S. military.

•	Sorbtek®, a permanent moisture management yarn primarily used in performance base layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items. Sorbtek® can be found in many well-known apparel brands and retailers, including Reebok, Asics and the U.S. military.

•	A.M.Y. ®, a yarn with permanent antimicrobial properties for odor control. A.M.Y.® is being used by Reebok in its NFL Equipment line, Champion, Target and the U.S. military.

•	Mynx® UV, an ultraviolet protective yarn. Mynx® UV can be found in Asics Running Apparel and Terry Cycling.

•	Reflexx®, a family of stretch yarns that can be found in a wide array of end-use applications from home furnishings to performance wear and from hosiery and socks to workwear and denim. Reflexx® can be found in many products including those used by the U.S. military.

For fiscal years 2009, 2008, and 2007, the Company incurred $2.4 million, $2.6 million, and $2.5 million of expense for its research and development activities, respectively. The Company has also significantly increased its investment in the commercialization of PVA products by investing an additional $3.5 million toward a $5.0 million capital project to expand its capacity and flexibility for the production of recycled POY.

Sales and Marketing

The Company employs a sales force of approximately 30 persons operating out of sales offices in the U.S., Brazil, China, and Colombia. The Company relies on independent sales agents for sales in several other countries. The Company seeks to create strong customer relationships and continually seeks ways to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, the Company has created significant pull-through sales and brand recognition for its products. For example, the Company works with brands and retailers to educate and create demand for its value-added products. The Company then works with key fabric mill partners to develop specific fabric for those brands and retailers utilizing its PVA products. Based on the results of many commercial and branded programs, this strategy has proven to be successful for the Company.

Customers

The Company sells its polyester yarns to approximately 900 customers and its nylon yarns to approximately 200 customers in a variety of geographic markets. In fiscal year 2009, the Company had sales to Hanesbrands, Inc. (“HBI”) of $58 million which were approximately 11% of its consolidated revenues. The Company’s sales to HBI were primarily related to its nylon segment. A significant portion of the sales to HBI were made pursuant to a supply agreement that expired in April 2009, with the remainder being on an order-by-order basis. The Company and HBI have established a framework for a new long-term supply contract that is anticipated to be finalized in calendar year 2009. However, there can be no assurances that the Company and HBI will finalize a new supply agreement on this timetable or at all. See “Item 1A — Risk Factors — The Company is dependant on a relatively small number of customers for a significant portion of its net sales” for more information.

Products are generally sold on an order-by-order basis for both the polyester and nylon segments, including PVA yarns with enhanced performance characteristics. For substantially all customer orders, including those involving more customized yarns, the manufacture and shipment of yarn is in accordance with product specifications and firm orders received from customers specifying yarn type and delivery dates.

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

Manufacturing

The Company produces polyester POY for its commodity, specialty and PVA yarns in its polyester spinning facility located in Yadkinville, North Carolina. The spinning process involves an extrusion of molten polymer from polyester polymer beads (“Chip”) into polyester POY. The molten polymer is extruded through spinnerettes to form continuous multi-filament raw yarn. The Company purchases Chip from external suppliers for use in its spinning facility. The Company also purchases much of its commodity polyester POY from external suppliers for use in its texturing operations. The Company also purchases nylon POY and other yarns from a joint venture and other external suppliers for use in its nylon texturing and covering operations.

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

Package dyeing allows for matching of customer specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting incorporates real twist into the filament yarns which can be sold for such uses as sewing thread, home furnishings and apparel. Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications.

Additional processing of nylon products primarily includes covering which involves the wrapping or air entangling of filament or spun yarn around a core yarn. This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles while maintaining a softer feel.

The Company works closely with its customers to develop yarns using a research and development staff that evaluates trends and uses the latest technology to create innovative specialty and PVA yarns reflecting current consumer preferences.

Suppliers and Sourcing

The primary raw material suppliers for the polyester segment are NanYa Plastics Corp. of America (“NanYa”) for Chip and POY and Reliance Industries for POY. The primary suppliers of nylon POY to the nylon segment are U.N.F. Industries Ltd. (“UNF”), HN Fibers, Ltd., INVISTA, Universal Premier Fibers, LLC, and Nilit US (formerly Nylstar). UNF is a 50/50 joint venture with Nilit Ltd. (“Nilit”), located in Israel. The joint venture produces nylon POY at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY production is being utilized in the domestic nylon texturing operations. Although the Company does not generally have difficulty in obtaining raw nylon POY or raw polyester POY, the Company has in the past and may in the future experience interruptions or limitations in the supply of Chip and other raw materials used to manufacture polyester POY, which could materially and adversely affect its operations. See “Item 1A — Risk Factors — The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer” for a further discussion.

The Company also purchases certain nylon and polyester products for resale in the U.S., Brazil, and China. The domestic resale product suppliers include NanYa, Universal Premier Fibers, LLC, Qingdao Bangyuan Industries Company Ltd, Nilit, and Ashahi Kasei Spandex America, Inc. The Company’s Brazilian operation purchases resale products primarily from PT Polysindo EKA Perkasa and Reliance Industries. The Company’s China subsidiary, primarily purchases its resale products from Sinopec Yizheng Chemical Fiber Co., Ltd (“YCFC”), its former joint venture partner.

Joint Ventures and Other Equity Investments

The Company participates in joint ventures in Israel and the U.S. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Joint Ventures and Other Equity Investments” included elsewhere in this Annual Report on Form 10-K for a more detailed description of its joint ventures.

Competition

The industry in which the Company currently operates is global and highly competitive. The Company processes and sells both high-volume commodity products and specialized yarns both domestically and internationally into many end-use markets, including the apparel, hosiery, automotive, industrial and furnishing markets. The Company competes with a number of other foreign and domestic producers of polyester and nylon yarns as well as with importers of textile and apparel products.

The polyester segment’s major regional competitors are O’Mara, Inc., and NanYa in the U.S., AKRA, S.A. de C.V. in the NAFTA region, and C S Central America S.A. de C.V. (“CS Central America”) in the CAFTA region. The Company’s major competitors in Brazil are Avanti Industria Comercio Importacao e Exportacao Ltda. and Ledervin Industria e Comercio Ltda. The nylon segment’s major regional competitors are Sapona Manufacturing Company, Inc., and McMichael Mills, Inc. in the U.S. and Worldtex, Inc in the ATPDEA region. See “Item 1A — Risk Factors — The Company faces intense competition from a number of domestic and foreign yarn producers” for a further discussion.

The Company also competes against a number of foreign competitors that not only sell polyester and nylon yarns in the U.S. and Brazil but also import foreign sourced fabric and apparel into the U.S. and other countries in which it does business, which adversely impacts the demand for polyester and nylon yarns in the Company’s markets.

The Company’s foreign competitors include yarn manufacturers located in the regional free trade markets who also benefit from the NAFTA, CAFTA, CBTPA and ATPDEA trade agreements which provide for duty-free treatment of most apparel and textiles between the signatory (and qualifying) countries. The cost advantages offered by these trade agreements and the desire for quick inventory turns have enabled producers from these regions, including commodity yarn users, to effectively compete. As a result of such cost advantages, the Company expects that the CAFTA and ATPDEA regions will continue to grow in their supply to the U.S. The Company is the largest of only a few significant producers of eligible yarn under these trade agreements. As a result, one of the Company’s business strategies is to leverage its eligibility status to increase its share of business with regional fabric producers and domestic producers who ship their products into the region for further duty free processing.

On a global basis, the Company competes not only as a yarn producer but also as part of a regional supply chain. As one of the many participants in the textile industry, its business and competitive position are directly impacted by the business, financial condition and competitive position of several other participants in the supply chain in which it operates. See “Item 1A. Risk Factors” for more information.

In the apparel market, a significant source of overseas competition comes from textile and apparel manufacturers that operate in lower labor and lower raw materials cost countries such as China. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Several of the foreign competitors to the Company’s current supply chain have significant competitive advantages, including lower wages, raw materials costs, capital costs, and favorable currency exchange rates against the U.S. dollar which could make the Company’s products less competitive and may cause its sales and operating results to decline. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on specialty and value-added products where the Company generates higher margins. In recent years, international imports of fabric and finished goods in the U.S. have significantly increased, resulting in a significant reduction in the Company’s customer base. The primary drivers for that growth are lower over-seas operating costs, increased overseas sourcing by U.S. retailers, the entry of China into the free trade markets and the staged elimination of all textile and apparel quotas. In May 2005, the U.S. government imposed safeguard quotas on various categories of Chinese-made products, citing “market disruption.” Following extensive negotiations, the U.S. and China entered into a bilateral agreement in November 2005 resulting in the imposition of quotas on a number of categories of Chinese textile and apparel products which remained in effect until December 31, 2008. As a result of the elimination of these safeguard quotas, global competition intensified, with China taking additional share of the market — mostly from other Asian countries.

The U.S. automotive upholstery market has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive upholstery and the just-in-time delivery requirements. Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide. Nevertheless, the U.S. automotive industry faces a decline of approximately 30% to 40% in production projected for calendar year 2009. In addition to the adverse impact of the domestic economic downturn, yarn volumes in the automotive industry have also been negatively impacted by the shift to fabrics utilizing lower denier yarns.

The nylon hosiery market had been experiencing a decline in recent years due to movement in consumer preferences toward casual clothing. The emergence of shape-wear, the expansion of CAFTA, and projected growth of the Company’s leading domestic hosiery producer provided growth for the Company in this segment during fiscal year 2008. However in fiscal year 2009, the Company’s sales in the nylon segment were negatively impacted by the economic downturn, and further compounded by the inventory de-stocking within the supply chain.

Backlog and Seasonality

The Company generally sells products, including its PVA yarns, on an order-by-order basis for both the polyester and nylon reporting segments. Changes in economic indicators and consumer confidence levels can have a significant impact on retail sales. Deviations between expected sales and actual consumer demand result in significant adjustments to desired inventory levels and, in turn, replenishment orders placed with suppliers. This changing demand ultimately works its way through the supply chain and impacts the Company. As a result, the Company does not track unfilled orders for purposes of determining backlog but will routinely reconfirm or update the status of potential orders. Consequently, backlog is generally not applicable to the Company, and it does not consider its products to be seasonal.

Intellectual Property

The Company has 27 U.S. registered trademarks none of which are material to any of the Company’s reporting segments or its business taken as a whole. The Company licenses certain trademarks, including Dacron® and Softectm from INVISTA.

Employees

The Company employs approximately 2,500 employees of whom approximately 2,480 are full-time and approximately 20 are part-time employees. Approximately 1,800 employees are employed in the polyester segment, approximately 580 employees are employed in the nylon segment and approximately 120 employees are employed in its corporate office. While employees of the Company’s foreign operations are generally unionized, none of the domestic employees are currently covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Net Sales and Long-Lived Assets By Geographic Area

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Domestic operations:
Net sales	$434,015	$581,400	$574,857
Total long-lived assets	209,117	240,547	272,868
Brazil operations:
Net sales	$113,458	$128,531	$110,191
Total long-lived assets	24,319	38,624	33,081
Other foreign operations:
Net sales	$6,190	$3,415	$5,260
Total long-lived assets	1,245	7,497	21,636

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

In the course of conducting operations, the Company is exposed to a variety of risks that are inherent to the textile business. The following discusses some of the key inherent risk factors that could affect the Company’s business and operations, as well as other risk factors which are particularly relevant to the Company during the current period. Other factors besides those discussed below or elsewhere in this report could also adversely affect the Company’s business and operations, and these risk factors should not be considered a complete list of potential risks that may affect the Company. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See “Item 7. Forward-Looking Statements” for further discussion of forward-looking statements about the Company’s financial condition and results of operations.

Current economic conditions and uncertain economic outlook could continue to adversely affect the Company’s results of operations and financial condition.

The global economy is currently undergoing a period of unprecedented volatility which has negatively affected the Company’s results of operations and financial condition. The Company cannot predict when economic conditions will improve or stabilize. A prolonged period of economic volatility or continued decline could continue to have a material adverse affect on the Company’s results of operations and financial condition and exacerbate the other risks related to its business.

Global capital and credit market conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on the Company’s business, operating results, and financial condition.

Volatility and disruption in the global capital and credit markets in 2008 and 2009 have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the U.S. and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on the Company’s business, operating results, and financial condition:

•	The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishings, automotive and industrial markets. Slower consumer spending may effect the markets in which the Company participates which may result in reduced demand for its products, order cancellations, lower revenues, increased inventories, and lower gross margins.

•	The Company may be unable to find suitable investments that are safe, liquid, and provide a reasonable return. This could result in lower interest income or longer investment horizons. Disruptions to capital markets or the banking system may also impair the value of investments or bank deposits that the Company currently considers safe or liquid.

•	The failure of financial institution counterparties to honor their obligations to the Company under credit instruments could jeopardize its ability to rely on and benefit from those instruments. The Company’s ability to replace those instruments on the same or similar terms may be limited under poor market conditions.

•	If the Company’s customers experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase its products, this could result in reduced orders for its products, order cancellations, inability of customers to timely meet their payment obligations to the Company, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense. Financial solvency issues at CIT Group, Inc., (“CIT”), a New York — based commercial lender and the largest factoring company in the U.S., could result in lost sales as certain of the Company’s direct and indirect customers obtain financing from this lender. Factoring, a form of debt financing involving the sale of accounts receivable at a discount, is commonly utilized by textile industry suppliers and apparel manufacturers.

•	If the Company’s customers experience severe financial difficulty, some may become insolvent and cease business operations, which could have a material effect on the Company’s business, financial condition and results of operations.

The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

A significant portion of the Company’s raw materials and energy costs are derived from petroleum-based chemicals. The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics including geo-political risks. While the Company enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted feedstock market prices. Therefore, its supply agreements provide only limited protection against price volatility. While the Company has in the past matched cost increases with corresponding product price increases, the Company was not always able to immediately raise product prices, and, ultimately, pass on underlying cost increases to its customers. The Company has in the past lost and expects that it will continue to lose, customers to its competitors as a result of any price increases. In addition, its competitors may be able to obtain raw materials at a lower cost due to market regulations. Additional raw material and energy cost increases that the Company is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer.

The Company depends on a limited number of third parties for certain raw material supplies, such as POY and Chip. Although alternative sources of raw materials exist, the Company may not continue to be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. Following the closure of the Company’s Kinston facility, sources of POY from NAFTA and CAFTA qualified suppliers may in the future experience interruptions or limitations in the supply of its raw materials, which would increase its product costs and could have a material adverse effect on its business, financial condition, results of operations or cash flows. These POY suppliers are also at risk with their raw material supply chain. For example, in the Louisiana area in 2005, Hurricane Katrina created shortages in the supply of paraxlyene, a feedstock used in polyester polymer production. As a result, supplies of paraxlyene were reduced, and prices increased. With Hurricane Rita the supply of monoethylene glycol (“MEG”) was reduced, and prices increased as well. Any disruption or curtailment in the supply of any of its raw materials could cause the Company to reduce or cease its production in general or require the Company to increase its pricing, which could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

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

The Company has substantial indebtedness. As of June 28, 2009, the Company had a total of $187.1 million of debt outstanding, including $179.2 million outstanding in aggregate principal amount of 2014 notes, $6.9 million outstanding in loans relating to a Brazilian government tax program, and $1.0 million outstanding on a sale leaseback obligation.

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

The Company and its subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of its current debt restrict, but do not completely prohibit, the Company from doing so. The Company’s amended revolving credit facility (“Amended Credit Agreement”) permits up to $100 million of borrowings, which the Company can request be increased to $150 million under certain circumstances, with a borrowing base specified in the credit facility as equal to specified percentages of eligible accounts receivable and inventory. In addition, the indenture with respect to the 2014 notes dated May 26, 2006 between the Company and its subsidiary guarantors and U.S. Bank, National Association, as Trustee (the “Indenture”) allows the Company to issue additional notes under certain circumstances and to incur certain other additional secured debt, and allows its foreign subsidiaries to incur additional debt. The Indenture for its 2014 notes does not prevent the Company from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to its current debt levels, the related risks that the Company now faces could intensify.

The Company will require a significant amount of cash to service its indebtedness and fund capital expenditures, and its ability to generate cash depends on many factors beyond its control.

The Company’s principal sources of liquidity are cash flows generated from operations and borrowings under its Amended Credit Agreement. The Company’s ability to make payments on, to refinance its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The business may not generate cash flows from operations, and future borrowings may not be available to the Company under its Amended Credit Agreement in an amount sufficient to enable the Company to pay its indebtedness and to fund its other liquidity needs. If the Company is not able to generate sufficient cash flow or borrow under its Amended Credit Agreement for these purposes, the Company may need to refinance or restructure all or a portion of its indebtedness on or before maturity, reduce or delay capital investments or seek to raise additional capital. The Company may not be able to implement one or more of these alternatives on terms that are acceptable or at all. The terms of its existing or future debt agreements may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the Company’s financial condition.

In addition, without such refinancing, the Company could be forced to sell assets to make up for any shortfall in its payment obligations under unfavorable circumstances. The Company’s Amended Credit Agreement and the Indenture for its 2014 notes limit its ability to sell assets and also restrict the use of proceeds from any such sale. Furthermore, the 2014 notes and its Amended Credit Agreement are secured by substantially all of its assets. Therefore, the Company may not be able to sell its assets quickly enough or for sufficient amounts to enable the Company to meet its debt service obligations.

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

In addition, the Company’s Amended Credit Agreement also requires the Company to meet a minimum fixed charge ratio test if borrowing capacity is less than $25 million at any time during the quarter and restricts its ability to make capital expenditures or prepay certain other debt. The Company may not be able to maintain this ratio. These restrictions could limit its ability to plan for or react to market conditions or meet its capital needs. The Company may not be granted waivers or amendments to its Amended Credit Agreement if for any reason the Company is unable to meet its requirements or the Company may not be able to refinance its debt on terms that are acceptable, or at all.

The breach of any of these covenants or restrictions could result in a default under the Indenture for its 2014 notes or its Amended Credit Agreement. An event of default under its debt agreements would permit some of its lenders to declare all amounts borrowed from them to be due and payable.

The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products.

The Company’s industry is highly competitive. The Company competes not only against domestic and foreign yarn producers, but also against importers of foreign sourced fabric and apparel into the U.S. and other countries in which the Company does business. The Company’s major regional competitors are AKRA, S.A. de C.V., CS Central America, O’Mara, Inc., and NanYa, in the polyester yarn segment and Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc. in the nylon yarn segment. The Company’s major competitors in Brazil are Avanti Industria Comercio Importacao e Exportacao Ltda. and Ledervin Industria e Comercio Ltda. Related to competitive conditions in Brazil, Petrobras Petroleo Brasileiro S.A. (“Petrobras”), a public oil company controlled by the Brazilian government, announced the construction of a polyester manufacturing complex located in the northeast sector of the country. This new investment in polyester capacity is made by Petrobras through its wholly owned subsidiary, Petrosuape-Companhia Petroquimica de Pernambuco (“Petrosuape”). Petrosuape will produce purified terephthalic acid (“PTA”), polyethylene terephthalate (“PET”) resin, polyester chip, POY and textured polyester. Construction of the PTA facility has begun and site preparation for the polymer, spinning and texturing facility has commenced. The planned textured polyester capacity, which is approximately twice the capacity of the Company’s Brazilian subsidiary (“Unifi do Brazil”), is scheduled to start production in July 2010 and may compete directly with Unifi do Brazil. Such significant capacity expansion may negatively affect the utilization rate of the synthetic textile filament market in Brazil, thereby potentially impacting the operating result of Unifi do Brazil.

The importation of garments and fabric from lower wage-based countries and overcapacity throughout the world has resulted in lower net sales, gross profits and net income for both its polyester and nylon segments. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Because the Company, and the supply chain in which the Company operates, do not typically operate on the basis of long-term contracts with textile and apparel customers, these competitive factors could cause the Company’s customers to rapidly shift to other producers. A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor costs, lower raw materials and favorable currency exchange rates against the U.S. dollar. If any of these advantages increase, the Company’s products could become less competitive, and its sales and profits may decrease as a result. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on value-added products, where the Company continues to generate higher margins. Competitive pressures may also intensify as a result of the elimination of China safeguard measures and the potential elimination of duties. The Company, and the supply chain in which the Company operates, may therefore not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

The Company is dependent on a relatively small number of customers for a significant portion of its net sales.

A significant portion of the Company’s net sales is derived from a relatively small number of customers. The Company’s top ten customers constitute approximately 30% of total net sales in fiscal year 2009 with sales to HBI making up approximately 11% of the total net sales. The Company’s supply agreement with HBI expired in April 2009. The Company and HBI have established a framework for a new long-term supply contract that is anticipated to be finalized in the calendar year 2009. However, there can be no assurances that the Company and HBI will finalize a new supply agreement on this timetable or at all. If the HBI supply agreement is not renewed, and the sales to HBI are reduced, the result could have a material adverse effect on the Company’s business and operating results. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company’s principal customers will continue to purchase products and services at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in the trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect on its business, net sales and profitability.

A number of sectors of the textile industry in which the Company sells its products, particularly apparel, hosiery and home furnishings, are subject to intense foreign competition. Other sectors of the textile industry in which the Company sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as China. Changes in such trade regulations and duties may make its products less attractive from a price standpoint than the goods of its competitors or the finished apparel products of a competitor in the supply chain, which could have a material adverse effect on the Company’s business, net sales and profitability. In addition, increased foreign capacity and imports that compete directly with its products could have a similar effect. Furthermore, one of the Company’s key business strategies is to expand its business within countries that are parties to FTAs with the U.S. Any relaxation of duties or other trade protections with respect to countries that are not parties to those FTAs could therefore decrease the importance of the trade agreements and have a material adverse effect on its business, net sales and profitability. An example of potentially adverse consequences can be found in the CAFTA agreement. A customs ruling has been issued that allows the use of foreign synthetic singles textured sewing thread in the CAFTA region. This ruling allows for increased foreign competition due to the duty-free treatment of CAFTA apparel containing the foreign thread component. Failure to overturn this ruling or correct this drafting error in the FTA could have a further material adverse effect on this business segment. See “Item 1. Business — Trade Regulation” for more information.

The proposed Korea FTA is problematic for various sectors of the U.S. textile industry. In contrast to FTA’s in recent years, the Korean FTA is the first FTA since the NAFTA agreement where the country in question has a large, vertically integrated and developed textile sector which exports significant amounts of textile products to the U.S. Duty-free treatment under the proposed agreement could adversely affect the U.S. textile and apparel industries due to the fact that this FTA would give Korea a greater competitive advantage by further reducing the cost of Korean products in the U.S. Korea is already the sixth largest exporter of textile products to the U.S. market and the fourth largest exporter of textile products in the world. Although passage of the agreement does not look likely in 2009, the U.S. textile industry is currently working with the U.S. Trade Office and the new Administration to address concerns with the Korea FTA as it was negotiated under the previous administration.

A decline in general economic or political conditions and changes in consumer spending could cause the Company’s sales and profits to decline.

The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishing, automotive, industrial and other similar end-use markets. Demand for furniture and durable goods, such as automobiles, is often affected significantly by economic conditions. Demand for a number of categories of apparel also tends to be tied to economic cycles. Domestic demand for textile products therefore tends to vary with the business cycles of the U.S. economy as well as changes in global trade flows, and economic and political conditions. Future armed conflicts, terrorist activities, economic and political conditions or natural disasters in the U.S. or abroad and any consequent actions on the part of the U.S. government and others may cause general economic conditions in the U.S. to deteriorate or otherwise reduce U.S. consumer spending. A decline in general economic conditions or consumer confidence may also lead to significant changes to inventory levels and, in turn, replenishment orders placed with suppliers. These changing demands ultimately work their way through the supply chain and could adversely affect demand for the Company’s products and have a material adverse effect on its business, net sales and profitability.

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

The Company has a significant operation in Brazil, an operation in Colombia, a newly formed subsidiary in China, and a joint venture in Israel. The Company serves customers in Canada, Mexico, Israel and various countries in Europe, Central America, South America, South Africa, and Asia. Foreign operations are subject to certain political, economic and other uncertainties not encountered by its domestic operations that can materially affect sales, profits, cash flows and financial position. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political risks, general economic risks, required compliance with a variety of foreign laws, including tax laws, the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to the Company or any of its U.S. subsidiaries, maintenance of minimum capital requirements and import and export controls. Through its foreign operations, the Company is also exposed to currency fluctuations and exchange rate risks. Because a significant amount of its costs incurred to generate the revenues of its foreign operations are denominated in local currencies, while the majority of its sales are in U.S. dollars, the Company has in the past been adversely impacted by the appreciation of the local currencies relative to the U.S. dollar, and currency exchange rate fluctuations could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company has translated its revenues and expenses denominated in local currencies into U.S. dollars at the average exchange rate during the relevant period and its assets and liabilities denominated in local currencies into U.S. dollars at the exchange rate at the end of the relevant period. Fluctuations in the foreign exchange rates will affect period-to-period comparisons of its reported results. Additionally, the Company operates in countries with foreign exchange controls. These controls may limit its ability to repatriate funds from its international operations and joint ventures or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect the Company’s ability to access cash from these operations.

The success of the Company depends on the ability of its senior management team, as well as the Company’s ability to attract and retain key personnel.

The Company’s success is highly dependent on the abilities of its management team. The management team must be able to effectively work together to successfully conduct the Company’s current operations, as well as implement the Company’s strategy, which includes significant international expansion. If it is unable to do so, the results of operations and financial condition of the Company may suffer. In addition, as part of the Company’s strategy of international expansion, there is intense competition for the services of qualified personnel. The failure to retain current key managers or key members of the design, product development, manufacturing, merchandising or marketing staff, or to hire additional qualified personnel for new operations could be detrimental to the Company’s business. The Company currently does not have any employment agreements with its corporate officers and cannot assure investors that any of these individuals will remain with the Company. The Company currently does not have life insurance policies on any of the members of the senior management team.

The sale of a large number of shares held by members of the Company’s Board of Directors could depress the market price of the Company’s common stock.

As of June 28, 2009, members of Company’s Board of Directors (“Board”) beneficially owned a total of 29.3% of the Company’s common stock. These shares are available for sale, subject to the requirements of the U.S. securities laws. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of the Company’s common stock.

The Company is subject to periodic litigation and other regulatory proceedings, which could result in unexpected expense of time and resources.

From time to time the Company is called upon to defend itself against lawsuits and regulatory actions relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from the Company’s operations and result in substantial legal fees.

Execution of the Company’s strategy will involve a further increase in international operations. Significant international operations involve special risks that could increase expenses, adversely affect operating results and require increased time and attention of the Company’s management.

The Company currently has significant operations outside of the U.S. Additionally, the Company may, at some future date, seek to further expand its international operations as part of its business strategy. International operations are subject to a number of risks in addition to those faced by domestic operations, including:

•	potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of the Company’s intellectual property rights;

•	economic instability in certain countries or regions resulting in higher interest rates and inflation, which could make the Company’s products more expensive in those countries or raise the Company’s cost of operations in those countries

•	changes in both domestic and foreign laws regarding trade and investment abroad;

•	the possibility of the nationalization of foreign assets;

•	limitations on future growth or inability to maintain current levels of revenues from international sales if the Company does not invest sufficiently in its international operations;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	restrictions on transfers of funds, foreign customs and tariffs and other unexpected regulatory changes;

•	difficulties in staffing, managing and operating international operations;

•	obtaining project financing from third parties, which may not be available on satisfactory terms, if at all;

•	difficulties in coordinating the activities of geographically dispersed and culturally diverse operations; and

•	political unrest, war or terrorism, particularly in areas in which the Company will have facilities.

Foreign operations also subject the Company to numerous additional laws and regulations affecting its business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anticorruption, including but not limited to the Foreign Corrupt Practices Act (the “FCPA”). The FCPA prohibits giving anything of value intended to influence the awarding of government contracts. Although the Company has put into place policies and procedures aimed at ensuring legal and regulatory compliance, its employees, subcontractors and agents could take actions that violate any of these requirements. Violations of these regulations could subject the Company to criminal or civil enforcement actions, any of which could have a material adverse effect on the Company’s business.

A portion of the Company’s transactions outside of the U.S. are denominated in foreign currencies. In addition, the Company expects that it will continue to purchase a portion of its raw materials from foreign suppliers in foreign currencies, and incur other expenses in those currencies. As a result, future operating results will continue to be subject to fluctuations in foreign currency rates. Although the Company may enter into hedging transactions, hedging foreign currency transaction exposures is complex and subject to uncertainty. The Company may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of total sales.

Financial statements of certain of the Company’s foreign operations are prepared using the local currency as the functional currency while certain other financial statements of these foreign operations will be prepared using the U.S. dollar as the functional currency.

Translation of financial statements of foreign operations into U.S. dollars using the local currency as the functional currency occurs using the exchange rate as of the date of the balance sheet for balance sheet accounts and at a weighted average exchange rate for results of operations. The Company’s consolidated balance sheet and results of operations may be negatively impacted by changes in the exchange rates as of the applicable date of translation. For instance, a stronger U.S. dollar at an applicable date of translation will lead to less favorable results after the applicable translation than a weaker U.S. dollar at that date.

The Company’s business could be negatively impacted by the financial condition of its customers.

The U.S. textile and apparel industry faces many challenges. Overcapacity, volatility in raw material pricing and intense pricing pressures have led to the closure of many domestic textile and apparel plants. Continued negative industry trends may result in the deteriorating financial condition of its customers. Certain of the Company’s customers are experiencing financial difficulties. The loss of any significant portion of its sales to any of these customers could have a material adverse impact on its business, results of operations, financial condition or cash flows. In addition, any receivable balances related to its customers would be at risk in the event of their bankruptcy.

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

The Company’s operating results depend to a significant extent on its ability to continue to introduce innovative products and applications and to continue to develop its production processes to be a competitive producer. Accordingly, to maintain its competitive position and its revenue base, the Company must continually modernize its manufacturing processes, plants and equipment. To this end, the Company has made significant investments in its manufacturing infrastructure over the past fifteen years and does not currently anticipate any significant additional capital expenditures to replace or expand its production facilities over the next five years. Accordingly, the Company expects its capital requirements in the near term will be used primarily to maintain its manufacturing operations. Future technological advances in the textile industry may result in an increase in the efficiency of existing manufacturing and distribution systems or the innovation of new products and the Company may not be able to adapt to such technological changes or offer such products on a timely basis if it does not incur significant capital expenditures for expansion purposes. Existing, proposed or yet undeveloped technologies may render its technology less profitable or less viable, and the Company may not have available the financial and other resources to compete effectively against companies possessing such technologies. To the extent sources of funds are insufficient to meet its ongoing capital improvement requirements, the Company would need to seek alternative sources of financing or curtail or delay capital spending plans. The Company may not be able to obtain the necessary financing when needed or on terms acceptable to the Company. The Company is unable to predict which of the many possible future products and services will meet the evolving industry standards and consumer demands. If the Company fails to make the capital improvements necessary to continue the modernization of its manufacturing operations and reduction of its costs, its competitive position may suffer, and its net sales may decline.

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

The Company has established joint ventures and made minority interest investments designed to increase its vertical integration, increase efficiencies in its procurement, manufacturing processes, marketing and distribution in the U.S. and other markets. The Company’s principal joint ventures and minority investments include UNF and PAL. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Joint Ventures and Other Equity Investments” for a further discussion. The Company’s inability to control entities in which it invests may affect its ability to receive distributions from those entities or to fully implement its business plan. The incurrence of debt or entry into other agreements by an entity not under its control may result in restrictions or prohibitions on that entity’s ability to pay dividends or make other distributions. Even where these entities are not restricted by contract or by law from making distributions, the Company may not be able to influence the occurrence or timing of such distributions. In addition, if any of the other investors in these entities fails to observe its commitments, that entity may not be able to operate according to its business plan or the Company may be required to increase its level of commitment. If any of these events were to occur, its business, results of operations, financial condition or cash flows could be adversely affected. Because the Company does not own a majority or maintain voting control of these entities, the Company does not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from the Company’s, and they may cause such entities to take actions which are not in its best interest. If the Company is unable to maintain its relationships with its partners in these entities, the Company could lose its ability to operate in these areas which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

According to industry experts and trade associations, illegal transshipments of apparel products into the U.S. continue to negatively impact the textile market. Illegal transshipment involves circumventing quotas by falsely claiming that textiles and apparel are a product of a particular country of origin or include yarn of a particular country of origin to avoid paying higher duties or to receive benefits from regional FTAs, such as NAFTA and CAFTA. If illegal transshipment is not monitored and enforcement is not effective, these shipments could have a material adverse effect on its business.

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

In addition, the Company could incur significant expenditures in order to comply with existing or future environmental or safety laws. For example, on September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston from INVISTA. The land for the Kinston site was leased pursuant to a 99 year Ground Lease with DuPont. Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the EPA and DENR pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential AOCs, assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR with respect to this site will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Environmental Liabilities.”

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

The Company employs approximately 2,500 employees, approximately 2,000 of which are domestic employees and approximately 500 of which are foreign employees. While employees of its foreign operations are generally unionized, none of its domestic employees are currently covered by collective bargaining agreements. The failure to renew collective bargaining agreements with employees of the Company’s foreign operations and other labor relations issues, including union organizing activities, could result in an increase in costs or lead to a strike, work stoppage or slow down. Such labor issues and unrest by its employees could have a material adverse effect on the Company’s business.

The Company’s future financial results could be adversely impacted by asset impairments or other charges.

Under Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is required to assess the impairment of the Company’s long-lived assets, such as plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. When the Company determines that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more impairment indicators, the Company then measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In accordance with SFAS No. 144, any such impairment charges will be recorded as operating losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of impairment charges.

In addition, the Company evaluates the net values assigned to various equity investments it holds, such as its investment in PAL and UNF, in accordance with the provisions of Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss. Any such impairment losses will be recorded as operating losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Joint Ventures and Other Equity Investments” for more information regarding the Company’s equity investments.

Any operating losses resulting from impairment charges under SFAS No. 144 or APB 18 could have an adverse effect on its operating results and therefore the market price of its securities, including its common stock.

The Company’s business could be adversely affected if the Company fails to protect its intellectual property rights.

The Company’s success depends in part on its ability to protect its intellectual property rights. The Company relies on a combination of patent, trademark, and trade secret laws, licenses, confidentiality and other agreements to protect its intellectual property rights. However, this protection may not be fully adequate as its intellectual property rights may be challenged or invalidated, an infringement suit by the Company against a third party may not be successful and/or third parties could design around its technology or adopt trademarks similar to its own. In addition, the laws of some foreign countries in which its products are manufactured and sold do not protect intellectual property rights to the same extent as the laws of the U.S. Although the Company routinely enters into confidentiality agreements with its employees, independent contractors and current and potential strategic and joint venture partners, among others, such agreements may be breached, and the Company could be harmed by unauthorized use or disclosure of its confidential information. Further, the Company licenses trademarks from third parties, and these agreements may terminate or become subject to litigation. Its failure to protect its intellectual property could materially and adversely affect its competitive position, reduce revenue or otherwise harm its business. The Company may also be accused of infringing or violating the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of its personnel. Should the Company be found liable for infringement, the Company may be required to enter into licensing arrangements (if available on acceptable terms or at all) or pay damages and cease selling certain products or using certain product names or technology. The Company’s failure to prevail in any intellectual property litigation could materially adversely affect its competitive position, reduce revenue or otherwise harm its business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Following is a summary of principal properties owned or leased by the Company as of June 28, 2009:

Location	Description

Polyester Segment Properties:

Domestic:
Yadkinville, NC	Four plants and four warehouses
Kinston, NC	One plant and one maintenance facility
Reidsville, NC	One plant
Mayodan, NC	One plant
Cooleemee, NC	One warehouse

Foreign:
Alfenas, Brazil	One plant and one warehouse
Sao Paulo, Brazil	One corporate office and two sales offices
Suzhou, China	One leased office

Nylon Segment Properties:

Domestic
Madison, NC	One plant
Fort Payne, AL	One central distribution center

Foreign:
Bogota, Colombia	One plant

As of June 28, 2009, the Company owns 4.4 million square feet of manufacturing, warehouse and office space.

In addition to the above properties, the corporate administrative office for each of its segments is located at 7201 West Friendly Ave. in Greensboro, North Carolina. Such property consists of a building containing approximately 100,000 square feet located on a tract of land containing approximately nine acres.

Included in the above table are facilities that the Company leases including two warehouses, one plant, one corporate office, and two sales offices. The remaining facilities are owned in fee simple. Management believes all the properties are well maintained and in good condition. In fiscal year 2009, the Company’s manufacturing plants in the U.S. and Brazil operated below capacity. Accordingly, management does not perceive any capacity constraints in the foreseeable future.

Item 3.	Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2009.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a description of the name, age, position and offices held, and the period served in such position or offices for each of the executive officers of the Company.

President and Chief Executive Officer

WILLIAM L. JASPER — Age: 56 — Mr. Jasper has been the Company’s President and Chief Executive Officer since September 2007. Prior to September 2007, he was the Vice President of Sales from April 2006 to September 2007. Prior to April 2006, Mr. Jasper was the General Manager of the Polyester segment, having responsibility for all natural polyester businesses. Mr. Jasper joined the Company with the purchase of the Kinston polyester POY assets from INVISTA, which was previously known as DuPont Textiles and Interiors, a subsidiary of DuPont, before it was spun off and acquired by Koch Industries, in September 2004. Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business. Before working at INVISTA, Mr. Jasper held various management positions in operations, technology, sales and business for DuPont since 1980. He has been a director since September 2007 and is a member of the Company’s Executive Committee.

Vice Presidents

RONALD L. SMITH — Age: 41 — Mr. Smith has been Vice President and Chief Financial Officer of the Company since October 2007. He was appointed Vice President of Finance and Treasurer in September 2007. Prior to that, Mr. Smith held the position of Treasurer and had additional responsibility for Investor Relations from May 2005 to October 2007 and was the Vice President of Finance, Unifi Kinston, LLC from September 2004 to April 2005. Mr. Smith joined the Company in 1994 and has held positions as Controller, Chief Accounting Officer and Director of Business Development and Corporate Strategy.

R. ROGER BERRIER — Age: 40 — Mr. Berrier has been the Executive Vice President of Sales, Marketing and Asian Operations of the Company since September 2007. Prior to that, he had been the Vice President of Commercial Operations since April 2006 and the Commercial Operations Manager responsible for corporate product development, marketing and brand sales management from April 2004 to April 2006. Mr. Berrier joined the Company in 1991 and has held various management positions within operations, including international operations, machinery technology, research and development and quality control. He has been a director since September 2007 and is a member of the Company’s Executive Committee.

THOMAS H. CAUDLE, JR. — Age: 57 — Mr. Caudle has been the Vice President of Manufacturing since October 2006. He was the Vice President of Global Operations of the Company from April 2003 until October 2006. Prior to that, Mr. Caudle had been Senior Vice President in charge of manufacturing for the Company since July 2000 and Vice President of Manufacturing Services of the Company since January 1999. Mr. Caudle has been an employee of the Company since 1982.

CHARLES F. MCCOY — Age: 45 — Mr. McCoy has been the Vice President, Secretary and General Counsel of the Company since October 2000, the Corporate Compliance Officer since 2002, the Corporate Governance Officer of the Company since 2004, and Chief Risk Officer since 2009. Mr. McCoy has been an employee of the Company since January 2000, when he joined the Company as Corporate Secretary and General Counsel.

Each of the executive officers was elected by the Board of the Company at the Annual Meeting of the Board held on October 29, 2008. Each executive officer was elected to serve until the next Annual Meeting of the Board or until his successor was elected and qualified. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

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

	High	Low

Fiscal year 2008:
First quarter ended September 23, 2007	$2.81	$1.87
Second quarter ended December 23, 2007	3.05	2.23
Third quarter ended March 23, 2008	2.98	1.80
Fourth quarter ended June 29, 2008	3.06	2.30
Fiscal year 2009:
First quarter ended September 28, 2008	$4.99	$2.38
Second quarter ended December 28, 2008	5.43	2.02
Third quarter ended March 29, 2009	3.00	0.44
Fourth quarter ended June 28, 2009	1.83	0.55

As of September 1, 2009, there were approximately 435 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of the Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are approximately 4,000 beneficial owners of its common stock.

No dividends were paid in the past two fiscal years and none are expected to be paid in the foreseeable future. The Indenture governing the 2014 notes and the Company’s Amended Credit Agreement restrict its ability to pay dividends or make distributions on its capital stock. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long-Term Debt — Senior Secured Notes” and “— Amended Credit Agreement.”

The following table summarizes information as of June 28, 2009 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans:

	(a)	(b)	(c)
Number of Securities Remaining
	Number of Shares to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	3,963,428	$4.79	6,153,539
Equity compensation plans not approved by shareholders	—	—	—

Total	3,963,428	$4.79	6,153,539

Under the terms of the 1999 Unifi Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”), the maximum number of shares to be issued was approved at 6,000,000. Of the 6,000,000 shares approved for issuance, no more than 3,000,000 may be issued as restricted stock. As of June 28, 2009, 257,866 shares have been issued as restricted stock of which all are vested. Any option or restricted stock that is forfeited may be reissued under the terms of the plan. The amount forfeited or canceled is included in the number of securities remaining available for future issuance in column (c) in the above table. The total number of securities remaining available for future issuance under the 1999 Long-Term Incentive Plan included in column (c) of the table presented above is 403,539. The 1999 Long-Term Incentive Plan expired on June 30, 2009.

On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. As of June 28, 2009 there were no restricted stock awards issued under this plan. Any option or restricted stock that is forfeited may be reissued under the terms of the plan. The amount forfeited or canceled is included in the number of securities remaining available for future issuance in column (c) in the above table. The total number of securities remaining available for future issuance under the 2008 Long-Term Incentive Plan included in column (c) of the table presented above is 5,750,000.

Recent Sales of Unregistered Securities

On January 1, 2007, the Company issued approximately 8,300,000 shares of its common stock, in exchange for specified assets purchased from Dillon Yarn Company (“Dillon”) by Unifi Manufacturing, Inc. one of the Company’s wholly owed subsidiaries. There were no underwriters used in the transaction. The issuance of these shares of common stock was made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering. On February 9, 2007, the Company filed Form S-3 Registration statement under the Securities Act of 1933 to register the resale of these shares.

Purchases of Equity Securities

On April 25, 2003, the Company announced that its Board had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10,000,000 shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1,300,000 and 500,000 shares, respectively. The repurchase plan has no stated expiration or termination date, however the repurchase program was suspended in November 2003 and the Company has no plans to reinstitute it.

PERFORMANCE GRAPH — SHAREHOLDER RETURN ON COMMON STOCK

Set forth below is a line graph comparing the cumulative total Shareholder return on the Company’s Common Stock with (i) the New York Stock Exchange Composite Index, a broad equity market index, and (ii) a peer group selected by the Company in good faith (the “Peer Group”), assuming in each case, the investment of $100 on June 27, 2004 and reinvestment of dividends. Including the Company, the Peer Group consists of thirteen publicly traded textile companies, including Albany International Corp., Culp, Inc., Decorator Industries, Inc., Dixie Group, Inc., Hallwood Group Inc., Hampshire Group, Limited, Innovise PLC, Interface, Inc., JPS Industries, Inc., Lydall, Inc., Mohawk Industries, Inc., and Quaker Fabric Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Unifi, Inc., The NYSE Composite Index
And A Peer Group

*	$100 invested on 6/27/04 in stock or index, including reinvestment of dividends.

	June 27,	June 26,	June 25,	June 24,	June 29,	June 28,
	2004	2005	2006	2007	2008	2009
Unifi, Inc.	100.00	148.87	110.90	104.89	95.11	53.01
NYSE Composite	100.00	112.15	126.02	143.43	143.43	101.26
Peer Group	100.00	108.45	102.30	136.36	91.84	46.85

Item 6.	Selected Financial Data

	June 28, 2009	June 29, 2008	June 24, 2007	June 25, 2006	June 26, 2005
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Amounts in thousands, except per share data)

Summary of Operations:
Net sales	$553,663	$713,346	$690,308	$738,665	$792,774
Cost of sales	525,157	662,764	651,911	692,225	759,792
Restructuring charges (recoveries) (1)	91	4,027	(157)	(254)	(341)
Write down of long-lived assets (2)	350	2,780	16,731	2,366	603
Goodwill impairment (3)	18,580	—	—	—	—
Selling, general and administrative expenses	39,122	47,572	44,886	41,534	42,211
Provision for bad debts	2,414	214	7,174	1,256	13,172
Other operating (income) expense, net	(5,491)	(6,427)	(2,601)	(1,466)	(2,320)
Non-operating (income) expense:
Interest income	(2,933)	(2,910)	(3,187)	(6,320)	(3,173)
Interest expense	23,152	26,056	25,518	19,266	20,594
(Gain) loss on extinguishment of debt (4)	(251)	—	25	2,949	—
Equity in (earnings) losses of unconsolidated affiliates	(3,251)	(1,402)	4,292	(825)	(6,938)
Write down of investment in unconsolidated affiliates (5)	1,483	10,998	84,742	—	—
Minority interest income	—	—	—	—	(530)

Loss from continuing operations before income taxes and extraordinary item	(44,760)	(30,326)	(139,026)	(12,066)	(30,296)
Provision (benefit) for income taxes	4,301	(10,949)	(21,769)	301	(12,360)

Loss from continuing operations before extraordinary item	(49,061)	(19,377)	(117,257)	(12,367)	(17,936)
Income (loss) from discontinued operations, net of tax	65	3,226	1,465	360	(22,644)

Loss before extraordinary item	(48,996)	(16,151)	(115,792)	(12,007)	(40,580)
Extraordinary gain — net of taxes of $0 (6)	—	—	—	—	1,157

Net loss	$(48,996)	$(16,151)	$(115,792)	$(12,007)	$(39,423)

Per Share of Common Stock: (basic and diluted)
Loss from continuing operations	$(.79)	$(.32)	$(2.09)	$(.23)	$(.35)
Income (loss) from discontinued operations, net of tax	—	.05	.03	—	(.43)
Extraordinary gain — net of taxes of $0	—	—	—	—	.02

Net loss	$(.79)	$(.27)	$(2.06)	$(.23)	$(.76)

Balance Sheet Data:
Working capital	$175,808	$186,817	$196,808	$187,731	$249,175
Gross property, plant and equipment	744,253	855,324	913,144	914,283	953,313
Total assets	476,932	591,531	665,953	737,148	847,527
Long-term debt and other obligations (4)	182,707	205,855	238,222	203,791	262,301
Shareholders’ equity (7)	244,969	305,669	304,954	387,464	385,727

(1)	Restructuring charges (recoveries) consisted of severance and related employee termination costs and facility closure costs.

(2)	The Company performs impairment testing on its long-lived assets and assets held for sale periodically, or when an event or change in market conditions indicates that the Company may not be able to recover its investment in the long-lived asset in the normal course of business. As a result of this testing, the Company has determined certain assets had become impaired and recorded impairment charges accordingly.

(3)	In the third quarter of fiscal year 2009, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill based on the decline in its market capitalization and difficult market conditions. The Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach utilizing market multiples of “guideline” publicly traded companies. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18.6 million.

(4)	In April 2006, the Company tendered an offer for all of its outstanding 2008 notes. During the fourth quarter of fiscal year 2006, the Company recorded a $2.9 million charge which was a combination of fees associated with the tender offer and the write off of unamortized bond issuance costs related to the notes. During the fourth quarter of fiscal year 2009, the Company utilized $8.8 million of restricted cash to tender at par for its 2014 notes. In addition, the Company repurchased and retired notes having a face value of $2.0 million in open market purchases. The net effect of the gain on this repurchase and the write-off of the respective unamortized issuance cost related to the $8.8 million and $2.0 million of 2014 notes resulted in a net gain of $0.3 million.

(5)	In fiscal year 2007, management determined that its investment in PAL was impaired and that the impairment was considered other than temporary. As a result, the Company recorded a non-cash impairment charge of $84.7 million to reduce the carrying value of its equity investment in PAL to $52.3 million. In fiscal year 2008, the Company determined that its investments in Unifi-SANS Technical Fibers, LLC (“USTF”) and YUFI were impaired resulting in non-cash impairment charges of $4.5 million and $6.4 million, respectively. In fiscal year 2009, the Company recorded a non-cash impairment charge of $1.5 million to reduce its investment in YUFI in connection with selling the Company’s interest in YUFI to YCFC for $9.0 million.

(6)	In fiscal year 2005, the Company completed its acquisition of the INVISTA polyester POY manufacturing assets located in Kinston, North Carolina, including inventories, valued at $24.4 million. As part of the acquisition, the Company announced its plans to curtail two production lines and downsize the workforce at its newly acquired manufacturing facility. At that time, the Company recorded a reserve of $10.7 million in related severance costs and $0.4 million in restructuring costs which were recorded as assumed liabilities in purchase accounting; and therefore, had no impact on the Consolidated Statements of Operations. As of March 27, 2005, both lines were successfully shut down and a reduction in the original restructuring estimate for severance was recorded. As a result of the reduction to the restructuring reserve, a $1.2 million extraordinary gain, net of tax, was recorded.

(7)	There have been no cash dividends declared for the past five fiscal years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Polyester Segment.  The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive, hosiery, furnishings, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil, and the U.S., which has the Company’s largest operations and number of locations. The polyester segment also includes a newly formed subsidiary in China focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily within China. For fiscal years 2009, 2008, and 2007, polyester segment net sales were $403.1 million, $530.6 million, and $530.1 million, respectively.

Nylon Segment.  The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in the U.S. and Colombia. For fiscal years 2009, 2008, and 2007, nylon segment net sales were $150.5 million, $182.8 million, and $160.2 million, respectively.

The Company’s fiscal year is the 52 or 53 weeks ending on the last Sunday in June. Fiscal year 2008 had 53 weeks while fiscal years 2009 and 2007 had 52 weeks.

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

Selling general and administrative expenses.  The Company’s selling, general and administrative (“SG&A”) expenses consist of selling expense (which includes sales staff compensation), advertising and promotion expense (which includes direct marketing expenses) and administrative expense (which includes corporate expenses and compensation). In addition, SG&A expenses also include depreciation and amortization with respect to certain corporate administrative and intangible assets.

Recent Developments and Outlook

The global economic downturn eroded U.S. consumer confidence which resulted in reduced customer spending which negatively impacted all global textile markets and related supply chains beginning in October 2008. U.S. apparel retail sales, home furnishing retail sales, and automotive sales were down approximately 7%, 13% and 35%, respectively, during the last three quarters of fiscal year 2009 as compared to the same period for fiscal year 2008.

The impact of the decline in retail sales was compounded further by excessive inventory levels across the supply chains as fabric mills, finished goods producers, and retailers reduced purchase levels below their current sales levels, in an effort to match their working capital investments with the lower sales volumes that they were experiencing. As a result of the decreased demand at retail, compounded by this inventory de-stocking, the Company’s revenues declined by 31%, 30% and 26% for the second, third and fourth quarters of fiscal year 2009 as compared to the same prior year quarters, respectively. However, as the March 2009 quarter progressed into the June 2009 quarter, the Company experienced sales volume improvements in certain segments as retail sales improved slightly and the effects of the de-stocking began to subside. Compared to the March 2009 quarter, the Company’s revenues increased 17% in the June 2009 quarter primarily due to a combination of improved demand for the Company’s products and market share gains both domestically and in Brazil. In addition, the Company’s domestic sales increased approximately $3.0 million in the fourth quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2009 due to an unusually high amount of sales related to aged and slow-moving inventory. The Company had approximately 69% more sales of aged and slow-moving inventory during the fourth quarter of fiscal year 2009 than its normal quarterly average as a result of a decision to monetize its investment in such aged inventory. The negative impact on gross profit of these sales during the fourth quarter of fiscal year 2009 was approximately $1.1 million.

Like the rest of the supply chain, the Company also reacted to the reduced sales volumes by aggressively reducing our investment in working capital. Compared to June 2008, the Company reduced net customer receivables by $25.5 million or 24.6% and inventories by $33.2 million or 27.0% which allowed it to significantly improve its cash position in an otherwise difficult year.

In addition to the difficult economic conditions in the U.S. markets, the Company was negatively impacted by the continued rising cost of raw materials and other petrochemical driven costs during the first quarter of fiscal year 2009. The impact of the surge in crude oil prices and feedstock supply issues since the beginning of fiscal year 2008 created a spike in polyester raw material prices. As raw material prices peaked in the first quarter of fiscal year 2009, the Company was not able to pass all of these raw material increases along to its customers which resulted in lower conversion margins. Operating results for the second and third quarters of fiscal year 2009 were also adversely impacted as these higher priced products worked through the Company’s inventory. However, crude oil prices declined substantially during the second quarter of fiscal year 2009 and certain supply chain issues abated, resulting in a decline in the cost of polyester feedstock. The benefit of that decline was seen in the third and fourth quarters of fiscal year 2009 as the Company regained conversion margins lost during the run-up in the first half of fiscal 2009.

Internationally, the Company is committed to identifying growth opportunities to participate in the Asian textile market, specifically China. During the fourth quarter of fiscal year 2009, the Company completed the sale of its 50% interest in YUFI to YCFC and received net proceeds of $9.0 million. Maintaining a market presence in the Asian textile market is important to the Company’s PVA yarn strategy and accordingly the Company formed UTSC, a wholly owned Chinese subsidiary. UTSC obtained its business license in the second quarter of fiscal year 2009, was capitalized during the third quarter of fiscal year 2009 with $3.3 million of registered capital, and became operational at the end of the third quarter of fiscal year 2009. UTSC will continue to expand the sales and promotion of the Company’s specialty and PVA products, including our 100% recycled product family — Repreve®. The Company is very encouraged by the number of development projects that it has in process, including Repreve® filament and staple, Sorbtek® and Reflexx®. Similar to the U.S., the adoption timetable for some of these programs may be linked to improvements in the economy, however, the Company projects that UTSC will operate profitably in the fiscal year 2010 which will be a substantial improvement over the results of YUFI.

The CAFTA region continues to be a very important part of the Company’s global sourcing strategy as U.S. brands and retailers take advantage of the shorter lead times and the competitiveness of the region. The CAFTA region’s share of synthetic apparel U.S. imports is approximately 12% and is expected to grow over the next several years, making the region a critical component in the apparel supply chain. To better service customers in the CAFTA region, the Company is exploring options for placing manufacturing capabilities in Central America. At this point, all options are being explored, including joint venture opportunities as well as green-field scenarios, and the total investment in the initial stages is expected to be $10.0 million or less.

The Company’s Brazilian operation had especially strong results in the first quarter of fiscal year 2009, but those results deteriorated through the second and third quarters of fiscal year 2009 due to softness in the Brazilian economy and supply chain volatility related to raw material costs and the negative impact of currency fluctuations. The subsidiary’s results improved substantially during the fourth quarter of fiscal year 2009 as unit sales increased by 33% compared to the third quarter due to the strengthening of the Brazilian economy and a gain in market share.

The Company is committed to achieving operational and commercial excellence in its core businesses by driving improvement in operational discipline, statistical process control, and customer service — utilizing a disciplined improvement process. During fiscal year 2009, the Company made continual and substantial improvements to its costs and operational efficiencies, resulting in a reduction of the volume level required to operate the business profitably by more than ten percent. Such improvement efforts include changes to the Company’s sourcing and purchasing model; improved operational efficiencies; reduction of employee related costs from headcount reductions and benefit changes; and cost reductions achieved through asset consolidations.

On May 14, 2008, the Company announced the closing of its Staunton, Virginia facility and the transfer of certain production to its facility in Yadkinville, North Carolina. The relocation of its beaming and warp draw production is consistent with the Company’s strategy to maximize operational efficiencies and reduce production costs. The Company completed this transition in November 2008.

On September 29, 2008, the Company entered into an agreement to sell certain idle real property and related assets located in Yadkinville, North Carolina, for $7.0 million. On December 19, 2008, the Company completed the sale and recorded a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009. The gain is included in the other operating (income) expense, net line on the Consolidated Statements of Operations.

Based on a decline in its market capitalization during the third quarter of fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill during the quarter ended March 29, 2009. In connection with this third quarter interim impairment analysis, the Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The projected cash flows are based on the Company’s forecasts of volume, with consideration of relevant industry and macroeconomic trends. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach utilizing market multiples of “guideline” publicly traded companies. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18.6 million in the third quarter of fiscal year 2009.

During the fourth quarter of fiscal year 2009, the Company used $8.8 million of domestic restricted cash to repurchase $8.8 million of its 11.5% senior secured notes due May 15, 2014 (the “2014 notes”) at par value. In addition, the Company repurchased and retired 2014 notes having a face value of $2.0 million in open market purchases. The net effect of the gain on this repurchase and the write-off of the respective unamortized issuance cost related to the $8.8 million and $2.0 million of 2014 notes resulted in a net gain of $0.3 million.

On May 28, 2009, the Company announced that the Board appointed Mr. Michael Sileck to the Board effective May 28, 2009 and was also appointed to the Audit Committee. Mr. Sileck was appointed to a term expiring at the Company’s 2009 Annual Meeting of Shareholders, at which time it is expected that he will be nominated to stand for election by the Shareholders of the Company.

Key Performance Indicators

The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:

•	sales volume, which is an indicator of demand;

•	margins, which are an indicator of product mix and profitability;

•	adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), which the Company defines as pre-tax income before interest expense, depreciation and amortization expense and loss or income from discontinued operations, adjusted to exclude equity in earnings and losses of unconsolidated affiliates, write down of long-lived assets and unconsolidated affiliate, non-cash compensation expense net of distributions, gains and losses on sales of property, plant and equipment, hedging gains and losses, asset consolidation and optimization expense, goodwill impairment, gain and loss on extinguishment of debt, restructuring charges and recoveries, and Kinston shutdown costs, as revised from time to time, which the Company believes is a supplemental measure of its performance and ability to service debt; and

•	adjusted working capital (accounts receivable plus inventory less accounts payable and accruals) as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

Corporate Restructurings

Severance

On April 20, 2006, the Company re-organized its domestic business operations. Approximately 45 management level salaried employees were affected by this plan of reorganization. During fiscal year 2007, the Company recorded an additional $0.3 million for severance related to this reorganization.

On April 26, 2007, the Company announced its plan to consolidate its domestic capacity and close its recently acquired Dillon polyester facility. In accordance with the provisions of SFAS No. 141, “Business Combinations”, the Company recorded a balance sheet adjustment to book a $0.7 million assumed liability for severance in fiscal year 2007 with the offset to goodwill. Approximately 291 wage employees and 25 salaried employees were affected by this consolidation plan.

On August 2, 2007, the Company announced the closure of its Kinston, North Carolina polyester facility. The Kinston facility produced POY for internal consumption and third party sales. In the future, the Company will purchase its commodity POY needs from external suppliers for conversion in its texturing operations. The Company will continue to produce POY in the Yadkinville, North Carolina facility for its specialty and premium value yarns and certain commodity yarns. During fiscal year 2008, the Company recorded $1.3 million for severance related to its Kinston consolidation. Approximately 231 employees which included 31 salaried positions and 200 wage positions were affected as a result of this reorganization.

On August 22, 2007, the Company announced its plan to re-organize certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded $1.1 million for severance related to this reorganization. Approximately 54 salaried employees were affected by this reorganization. In addition, the Company recorded severance of $2.4 million for its former Chief Executive Officer (“CEO”) in the first quarter of fiscal year 2008 and $1.7 million for severance in the second quarter of fiscal year 2008 related to its former Chief Financial Officer (“CFO”) during fiscal year 2008.

On May 14, 2008, the Company announced the closure of its polyester facility located in Staunton, Virginia and the transfer of certain production to its facility in Yadkinville, North Carolina which was completed in November 2008. During the first quarter of fiscal year 2009, the Company recorded $0.1 million for severance related to its Staunton consolidation. Approximately 40 salaried and wage employees were affected by this reorganization.

In the third quarter of fiscal year 2009, the Company re-organized and reduced its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain salaried corporate and manufacturing support staff.

Restructuring

On October 25, 2006, the Company’s Board of Directors approved the purchase of the assets of the Dillon Yarn Division (“Dillon”) of Dillon Yarn Corporation. This approval was based on a business plan which assumed certain significant synergies that were expected to be realized from the elimination of redundant overhead, the rationalization of under-utilized assets and certain other product optimization. The preliminary asset rationalization plan included exiting two of the three production activities currently operating at the Dillon facility and moving them to other Unifi manufacturing facilities. The plan was to be finalized once operations personnel from the Company would have full access to the Dillon facility, in order to determine the optimal asset plan for the Company’s anticipated product mix. This plan was consistent with the Company’s domestic market consolidation strategy discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006. On January 1, 2007, the Company completed the Dillon asset acquisition.

Concurrent with the acquisition the Company entered into a Sales and Services Agreement (the “Agreement”). The Agreement covered the services of certain Dillon personnel who were responsible for product sales and certain other personnel that were primarily focused on the planning and operations at the Dillon facility. The services would be provided over a period of two years at a fixed cost of $6.0 million. In the fourth quarter of fiscal year 2007, the Company finalized its plan and announced its decision to exit its recently acquired Dillon polyester facility.

The closure of the Dillon facility triggered an evaluation of the Company’s obligations arising under the Agreement. The Company evaluated the guidance contained in SFAS No. 141 “Business Combinations”, as well as the guidance contained in EITF Abstract Issue No. 95-3 (“EITF 95-3”) “Recognition of Liabilities in Connection with a Purchase Business Combination” in determining the appropriate accounting for the costs associated with the Agreement. The Company determined from this evaluation that the fair value of the services to be received under the Agreement were significantly lower than the obligation to Dillon. As a result, the Company determined that a portion of the obligation should be considered an “unfavorable contract” as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company concluded that costs totaling approximately

$3.1 million relating to services provided under the Agreement were for the ongoing benefit of the combined business and therefore should be reflected as an expense in the Company’s Consolidated Statements of Operations, as incurred. The remaining Agreement costs totaling approximately $2.9 million were for the personnel involved in the planning and operations of the Dillon facility and related to the time period after shutdown in June 2007. Therefore, these costs were reflected as an assumed purchase liability in accordance with SFAS No. 141, since these costs no longer related to the generation of revenue and had no future economic benefit to the combined business.

In fiscal year 2008, the Company recorded $3.4 million for restructuring charges related to contract termination costs and other noncancellable contracts for continued services after the closing of the Kinston facility. See the Severance discussion above for further details related to Kinston.

The Company recorded restructuring charges in lease related costs associated with the closure of its polyester facility in Altamahaw, North Carolina during fiscal year 2004. In the second quarter of fiscal year 2008, the Company negotiated the remaining obligation on the lease and recorded a $0.3 million net favorable adjustment related to the cancellation of the lease obligation.

During the fourth quarter of fiscal year 2009, the Company recorded $0.2 million of restructuring recoveries related to retiree reserves.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 28, 2009, June 29, 2008, and June 24, 2007, respectively (amounts in thousands):

	Balance at	Additional		Amount	Balance at
	June 29, 2008	Charges	Adjustments	Used	June 28, 2009

Accrued severance	$3,668	$371	$5	$(2,357)	$1,687	(1)
Accrued restructuring	1,414	—	224	(1,638)	—

	Balance at	Additional		Amount	Balance at
	June 24, 2007	Charges	Adjustments	Used	June 29, 2008

Accrued severance	$877	$6,533	$207	$(3,949)	$3,668	(2)
Accrued restructuring	5,685	3,125	(176)	(7,220)	1,414

	Balance at	Additional		Amount	Balance at
	June 25, 2006	Charges	Adjustments	Used	June 24, 2007

Accrued severance	$576	$905	$—	$(604)	$877
Accrued restructuring	3,550	—	3,133	(998)	5,685

(1)	As of June 28, 2009, the Company classified $0.3 million of the executive severance as long-term.

(2)	As of June 29, 2008, the Company classified $1.7 million of the executive severance as long-term.

Joint Ventures and Other Equity Investments

YUFI.  In August 2005, the Company formed YUFI, a 50/50 joint venture with YCFC, to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, China. During fiscal year 2008, the Company’s management explored strategic options with its joint venture partner in China with the ultimate goal of determining if there was a viable path to profitability for YUFI. Management concluded that although YUFI had successfully grown its position in high value and PVA products, commodity sales would continue to be a large and unprofitable portion of the joint venture’s business, due to cost constraints. In addition, the Company believed YUFI had focused too much attention and energy on non-value added issues, distracting management from its primary PVA objectives. Based on these conclusions, the Company decided to exit the joint venture and on July 30, 2008, the Company announced that it had reached a proposed agreement to sell its 50% interest in YUFI to its partner for $10 million.

As a result of the agreement with YCFC, the Company initiated a review of the carrying value of its investment in YUFI in accordance with APB 18 and determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008.

The Company expected to close the transaction in the second quarter of fiscal year 2009 pending negotiation and execution of definitive agreements and Chinese regulatory approvals. The agreement provided for YCFC to immediately take over operating control of YUFI, regardless of the timing of the final approvals and closure of the equity sale transaction. During the first quarter of fiscal year 2009, the Company gave up one of its senior staff appointees and YCFC appointed its own designee as General Manager of YUFI, who assumed full responsibility for the operating activities of YUFI at that time. As a result, the Company lost its ability to influence the operations of YUFI and therefore the Company switched from the equity method of accounting for its investment in the joint venture to the cost method and consequently ceased recording its share of losses commencing in the same quarter in accordance with APB 18. The Company recognized equity losses of $6.1 million and $5.8 million for fiscal years 2008 and 2007, respectively.

In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million and recorded an additional impairment charge of $1.5 million, which included approximately $0.5 million related to certain disputed accounts receivable and $1.0 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price, was lower than carrying value.

On March 30, 2009, the Company closed on the sale and received $9 million in proceeds related to its investment in YUFI. The Company continues to service customers in Asia through UTSC, a wholly-owned subsidiary based in Suzhou, China, that is dedicated to the development, sales and service of PVA yarns. UTSC is located outside of Shanghai in, Suzhou New District, which is in Jiangsu Province.

PAL.  In June 1997, the Company contributed all of the assets of its spun cotton yarn operations, utilizing open-end and air jet spinning technologies, into PAL, a joint venture with Parkdale Mills, Inc. in exchange for a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 10 manufacturing facilities primarily located in central and western North Carolina. As part of its fiscal year 2007 financial close process, the Company reviewed the carrying value of its investment in PAL, in accordance with APB 18. On July 9, 2007, the Company determined that the $137.0 million carrying value of the Company’s investment in PAL exceeded its fair value. The Company recorded a non-cash impairment charge of $84.7 million in the fourth quarter of the Company’s fiscal year 2007 based on an appraised fair value of PAL, less 25% for lack of marketability and its minority ownership percentage. For fiscal years 2009, 2008, and 2007, the Company reported equity income of $4.7 million, $8.3 million, and $2.5 million, respectively, from PAL. At the end of Company’s fiscal year 2009, PAL had cash and cash equivalents of $47.7 million and no long-term debt. The Company received distributions of $3.7 million, $4.5 million, and $6.4 million during fiscal years 2009, 2008, and 2007, respectively.

The 2008 U.S. Farm Bill extended the existing upland cotton and extra long staple cotton programs, which includes economic adjustment assistance provisions for ten years. Eligible cotton is baled upland cotton regardless of origin which must be one of the following: Baled lint; loose; semi-processed motes or re-ginned motes as defined by the Upland Cotton Domestic User Agreement “Section A-2. Eligible and Ineligible Cotton”. Beginning August 1, 2008, the revised program will provide textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year which goes from August 1 to July 31, plus eighteen months to make the capital investments. PAL received benefits under this program in the amount of $14.0 million, representing eleven months of cotton consumption, of which $9.7 million was recognized as a reduction to PAL’s cost of sales during the Company’s fiscal year 2009. The remaining $4.3 million of deferred revenue will be recognized by PAL based on qualifying capital expenditures.

USTF.  On September 13, 2000, the Company formed USTF, a 50/50 joint venture with SANS Fibres of South Africa (“SANS Fibres”), to produce low-shrinkage high tenacity nylon 6.6 light denier industrial, or “LDI” yarns in North Carolina. The business was operated in its plant in Stoneville, North Carolina. On January 2, 2007, the Company notified SANS Fibres that it was exercising its put right to sell its interest in the joint venture. On November 30, 2007, the Company completed the sale of its 50% interest in USTF to SANS Fibres and received net proceeds of $11.9 million. The purchase price included $3.0 million for a manufacturing facility that the Company leased to the joint venture which had a net book value of $2.1 million. Of the remaining $8.9 million, $8.8 million was allocated to the Company’s equity investment in the joint venture and $0.1 million was attributed to interest income.

UNF.  On September 27, 2000, the Company formed UNF, a 50/50 joint venture with Nilit, which produces nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel, that is its primary source of nylon POY for its texturing and covering operations. The Company purchases nylon POY from UNF which is produced from three dedicated production lines. The Company’s investment in UNF at June 28, 2009 was $2.3 million. For the fiscal years 2009, 2008, and 2007, the Company reported equity losses of $1.5 million, $0.8 million, and $1.1 million, respectively, from UNF. The nylon segment had a supply agreement with UNF which expired in April 2008; however, the Company continues to purchase POY from the joint venture at agreed upon price points. The Company is in negotiations with Nilit to finalize a new supply agreement and restructure the UNF joint venture. The Company expects the negotiations to be completed in the first half of fiscal year 2010.

Condensed balance sheet information and income statement information as of June 28, 2009, June 29, 2008, and June 24, 2007 of combined unconsolidated equity affiliates were as follows (amounts in thousands):

	June 28, 2009
	PAL	YUFI(1)	UNF	USTF	Total

Current assets	$149,959	$—	$2,329	$—	$152,288
Noncurrent assets	98,460	—	3,433	—	101,893
Current liabilities	21,754	—	1,080	—	22,834
Noncurrent liabilities	4,294	—	—	—	4,294
Shareholder’s equity and capital accounts	222,371	—	4,682	—	227,053

	June 29, 2008
	PAL	YUFI	UNF	USTF(2)	Total

Current assets	$132,526	$30,678	$7,528	$—	$170,732
Noncurrent assets	112,974	59,552	5,329	—	177,855
Current liabilities	25,799	57,524	4,837	—	88,160
Noncurrent liabilities	—	—	—	—	—
Shareholder’s equity and capital accounts	219,701	32,706	8,020	—	260,427

	June 24, 2007
	PAL	YUFI	UNF	USTF	Total

Current assets	$131,737	$17,411	$5,578	$10,148	$164,874
Noncurrent assets	98,088	59,183	7,067	20,975	185,313
Current liabilities	17,637	34,119	3,140	1,680	56,576
Noncurrent liabilities	4,838	—	—	6,382	11,220
Shareholder’s equity and capital accounts	207,351	42,475	9,504	23,061	282,391

	Fiscal Year Ended June 28, 2009
	PAL	YUFI	UNF	USTF	Total

Net sales	$408,841	$—	$18,159	$—	$427,000
Gross profit (loss)	26,232	—	(2,349)	—	23,883
Depreciation and amortization	18,805	—	1,896	—	20,701
Income (loss) from operations	17,618	—	(3,649)	—	13,969
Net income (loss)	13,895	—	(3,338)	—	10,557

	Fiscal Year Ended June 29, 2008
	PAL	YUFI	UNF	USTF	Total

Net sales	$460,497	$140,125	$25,528	$6,455	$632,605
Gross profit (loss)	21,504	(7,545)	175	571	14,705
Depreciation and amortization	17,777	6,170	1,738	578	26,263
Income (loss) from operations	10,437	(14,192)	(1,649)	189	(5,215)
Net income (loss)	24,269	(14,922)	(1,484)	148	8,011

	Fiscal Year Ended June 24, 2007
	PAL	YUFI	UNF	USTF	Total

Net sales	$440,366	$123,912	$20,852	$24,883	$610,013
Gross profit (loss)	19,785	(7,488)	(2,006)	2,507	12,798
Depreciation and amortization	24,798	5,276	1,897	2,125	34,096
Income (loss) from operations	5,043	(12,722)	(2,533)	929	(9,283)
Net income (loss)	7,376	(13,570)	(2,210)	671	(7,733)

(1)	The Company completed the sale of its investment in YUFI during the fourth quarter of fiscal year 2009.

(2)	The Company sold USTF in the second quarter of fiscal year 2008.

Review of Fiscal Year 2009 Results of Operations (52 Weeks) Compared to Fiscal Year 2008 (53 Weeks)

The following table sets forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2009 and fiscal year 2008. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2009		Fiscal Year 2008
		% to		% to
		Total		Total	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Consolidated
Net sales
Polyester	$403,124	72.8	$530,567	74.4	(24.0)
Nylon	150,539	27.2	182,779	25.6	(17.6)

Total	$553,663	100.0	$713,346	100.0	(22.4)

		% to		% to
		Net Sales		Net Sales

Cost of sales
Polyester	$386,201	69.8	$494,209	69.3	(21.9)
Nylon	138,956	25.1	168,555	23.6	(17.6)

Total	525,157	94.9	662,764	92.9	(20.8)
Restructuring charges
Polyester	199	—	3,818	0.6	(94.8)
Nylon	73	—	209	—	(65.1)
Corporate	(181)	—	—	—	—

Total	91	—	4,027	0.6	(97.7)
Write down of long-lived assets
Polyester	350	—	2,780	0.4	(87.4)
Nylon	—	—	—	—	—

Total	350	—	2,780	0.4	(87.4)
Goodwill impairment
Polyester	18,580	3.4	—	—	—
Nylon	—	—	—	—	—

Total	18,580	3.4	—	—	—
Selling, general and administrative
Polyester	30,972	5.6	40,606	5.7	(23.7)
Nylon	8,150	1.5	6,966	1.0	17.0

Total	39,122	7.1	47,572	6.7	(17.8)
Provision for bad debts	2,414	0.4	214	—	1,028.0
Other operating (income) expenses, net	(5,491)	(1.0)	(6,427)	(0.9)	(14.6)
Non-operating (income) expenses, net	18,200	3.3	32,742	4.6	(44.4)

Loss from continuing operations before income taxes	(44,760)	(8.1)	(30,326)	(4.3)	47.6
Provision (benefit) for income taxes	4,301	0.8	(10,949)	(1.5)	(139.3)

Loss from continuing operations	(49,061)	(8.9)	(19,377)	(2.8)	153.2
Income from discontinued operations, net of tax	65	0.1	3,226	0.5	(98.0)

Net loss	$(48,996)	(8.8)	$(16,151)	(2.3)	203.4

For fiscal year 2009, the Company recognized a $44.8 million loss from continuing operations before income taxes which was a $14.4 million increase in losses over the prior year. The decline in continuing operations was primarily attributable to decreased sales volumes in the polyester and nylon segments as a result of the economic downturn which began in the second quarter of fiscal year 2009. In addition, the Company recorded $18.6 million in goodwill impairment charges in fiscal year 2009.

Consolidated net sales from continuing operations decreased $159.7 million, or 22.4%, for fiscal year 2009. For the fiscal year 2009, unit sales volumes decreased 22.9% primarily due to the global economic downturn which impacted all textile supply chains and markets as discussed earlier. Compared to prior year, polyester volumes decreased 23.9% and nylon volumes decreased 15.8%. The weighted-average price per pound for the Company’s products on a consolidated basis remained flat as compared to the prior fiscal year. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.

At the segment level, polyester dollar net sales accounted for 72.8% of consolidated net sales in fiscal year 2009 compared to 74.4% in fiscal year 2008. Nylon accounted for 27.2% of dollar net sales for fiscal year 2009 compared to 25.6% for the prior fiscal year.

Consolidated gross profit from continuing operations decreased $22.1 million to $28.5 million for fiscal year 2009. This decrease was primarily attributable to lower sales volumes and lower conversion margins for the polyester and nylon segments offset by improved per unit manufacturing costs for both the polyester and nylon segments. The decrease in sales volumes was attributable to the global economic downturn which impacted all textile supply chains and markets. Additionally, sales were impacted by excessive inventories across the supply chain. These excessive inventory levels declined during the year as the effects of the inventory de-stocking began to subside. Conversion margins on a per pound basis decreased 12% and 3% in the polyester and nylon segments, respectively. Manufacturing costs on a per pound basis decreased 2% and 3% for the polyester and nylon segments, respectively as the Company aligned operational costs with lower sales volumes. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.

Severance and Restructuring Charges

On August 22, 2007, the Company announced its plan to re-organize certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded $1.1 million for severance related to this reorganization. Approximately 54 salaried employees were affected by this reorganization. In addition, the Company recorded severance of $2.4 million for its former CEO in the first quarter of fiscal year 2008 and $1.7 million for severance in the second quarter of fiscal year 2008 related to its former CFO during fiscal year 2008.

In fiscal year 2008, the Company recorded $3.4 million for restructuring charges related to contract termination costs and other noncancellable contracts for continued services and $1.3 million in severance costs all related to the closure of its Kinston, North Carolina polyester facility offset by $0.3 million in favorable adjustments related to a lease obligation associated with the closure of its Altamahaw, North Carolina facility.

On May 14, 2008, the Company announced the closure of its polyester facility located in Staunton, Virginia and the transfer of certain production to its facility in Yadkinville, North Carolina. During the first quarter of fiscal year 2009, the Company recorded $0.1 million for severance related to the Staunton consolidation. Approximately 40 salaried and wage employees were affected by this reorganization.

In the third quarter of fiscal year 2009, the Company re-organized and reduced its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain salaried corporate and manufacturing support staff. During the fourth quarter of fiscal year 2009, the Company recorded $0.2 million of restructuring recoveries related to retiree reserves.

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

In addition, during the second quarter of fiscal year 2008, the Company negotiated with a third party to sell its Kinston, North Carolina polyester facility. Based on appraisals, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, the Company recorded $0.7 million in non-cash impairment charges. On March 20, 2008, the Company completed the sale of assets located in Kinston. The Company retained the right to sell certain idle polyester assets for a period of two years ending in March 2010. At that time, the assets will revert back to DuPont with no consideration paid to the Company.

During the fourth quarter of fiscal year 2009, the Company determined that a SFAS No. 144 review of the remaining assets held for sale located in Kinston, North Carolina was necessary as a result of sales negotiations. The cash flow projections related to these assets were based on the expected sales proceeds, which were estimated based on the current status of negotiations with a potential buyer. As a result of this review, the Company determined that the carrying value of the assets exceeded the fair value and recorded $0.4 million in non-cash impairment charges related to these assets held for sale.

Goodwill Impairment

The Company accounts for its goodwill and other intangibles under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In accordance with the provisions of SFAS No. 142, the Company determined that its reportable segments were comprised of three reporting units; domestic polyester, non-domestic polyester, and nylon.

The Company’s balance sheet at December 28, 2008 reflected $18.6 million of goodwill, all of which related to the acquisition of Dillon in January 2007. The Company previously determined that all of this goodwill should be allocated to the domestic polyester reporting unit. Based on a decline in its market capitalization during the third quarter of fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill during the quarter ended March 29, 2009. In connection with this third quarter interim impairment analysis, the Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The projected cash flows are based on the Company’s forecasts of volume, with consideration of relevant industry and macroeconomic trends. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach utilizing market multiples of “guideline” publicly traded companies. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18.6 million in the third quarter of fiscal year 2009.

Selling, General, and Administrative Expenses

Consolidated SG&A expenses decreased by $8.5 million or 17.8% for fiscal year 2009. The decrease in SG&A for fiscal year 2009 was primarily a result of decreases of $4.1 million in executive severance costs in fiscal year 2008, $1.2 million in deposit write-offs in fiscal year 2008, $1.3 million in salaries and fringe benefit costs, $1.3 million related to the Brazilian operation, $0.8 million in depreciation expenses, $0.7 million in insurance expenses, and $0.2 million in equipment leases and maintenance expenses offset by increases of $0.6 million in deferred compensation charges, $0.3 million in amortization of Dillon acquisition costs, and $0.2 million in amortization of Burke Mills Inc. acquisition costs. Included in the above decreases in SG&A was a decrease of $0.9 million primarily due to currency exchange differences related to the translation of the Company’s Brazilian operation.

Provision for Bad Debts

For fiscal year 2009, the Company recorded a $2.4 million provision for bad debts. This compares to a provision of $0.2 million recorded in the prior fiscal year. In fiscal year 2008, the Company recorded favorable adjustments to the reserve related to its domestic and Brazilian operations, however in fiscal year 2009, the Company experienced unfavorable adjustments as a result of the recent decline in economic conditions.

Other Operating (Income) Expense, Net

Other operating (income) expense decreased from $6.4 million of income in fiscal year 2008 to $5.5 million of income in fiscal year 2009. The following table shows the components of other operating (income) expense:

	Fiscal Years Ended
	June 28, 2009	June 29, 2008
	(Amounts in thousands)

Net gains on sales of fixed assets	$(5,856)	$(4,003)
Gain from sale of nitrogen credits	—	(1,614)
Currency losses	354	522
Technology fees from China joint venture	—	(1,398)
Other, net	11	66

	$(5,491)	$(6,427)

Interest Expense (Interest Income)

Interest expense decreased from $26.1 million in fiscal year 2008 to $23.2 million in fiscal year 2009 due primarily to lower borrowings under the Amended Credit Agreement and lower average outstanding debt related to the Company’s 2014 notes. The Company had nil and $3.0 million of outstanding borrowings under its Amended Credit Agreement as of June 28, 2009 and June 29, 2008, respectively. The weighted average interest rate of Company debt outstanding at June 28, 2009 and June 29, 2008 was 11.4% and 11.3%, respectively. Interest income was $2.9 million in both fiscal years 2009 and 2008.

Equity in (Earnings) Losses of Unconsolidated Affiliates

Equity in net income of its equity affiliates was $3.3 million in fiscal year 2009 compared to equity in net income of $1.4 million in fiscal year 2008. The Company’s 50% share of YUFI’s net losses decreased from $6.1 million of losses in fiscal year 2008 to nil in fiscal year 2009 due to the Company’s sale of its interest in YUFI. The Company’s 34% share of PAL’s earnings decreased from $8.3 million of income in fiscal year 2008 to $4.7 million of income in fiscal year 2009. Earnings of PAL decreased in fiscal year 2009 compared to fiscal year 2008 primarily due to the effects of the economic crisis on PAL’s volumes, decreased favorable litigation settlements recorded in fiscal year 2008 offset by income from cotton rebates in fiscal year 2009 as discussed above. The Company expects to continue to receive cash distributions from PAL.

Write downs of Investment in Unconsolidated Affiliates

During the first quarter of fiscal year 2008, the Company determined that a review of the carrying value of its investment in USTF was necessary as a result of sales negotiations. As a result of this review, the Company determined that the carrying value exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $4.5 million in the first quarter of fiscal year 2008.

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

During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC from $10.0 million to $9.0 million. As a result, the Company recorded an additional impairment charge of $1.5 million, which included approximately $0.5 million related to certain disputed accounts receivable and $1.0 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price, was lower than carrying value. During the fourth quarter of fiscal year 2009, the Company completed the sale of YUFI to YCFC.

Income Taxes

The Company has established a valuation allowance to completely offset its U.S. net deferred tax asset. The valuation allowance is primarily attributable to investments and federal net operating loss carryforwards. The Company’s realization of other deferred tax assets is based on future taxable income within a certain time period and is therefore uncertain. Although the Company has reported cumulative losses for both financial and U.S. tax reporting purposes over the last several years, it has determined that deferred tax assets not offset by the valuation allowance are more likely than not to be realized primarily based on expected future reversals of deferred tax liabilities, particularly those related to property, plant and equipment.

The valuation allowance increased by approximately $20.3 million in fiscal year 2009 compared to a decrease of approximately $12.0 million in fiscal year 2008. The net increase in fiscal year 2009 resulted primarily from an increase in federal net operating loss carryforwards and the impairment of goodwill. The net decrease in fiscal year 2008 resulted primarily from a reduction in federal net operating loss carryforwards and the expiration of state income tax credit carryforwards. The net impact of changes in the valuation allowance to the effective tax rate reconciliation for fiscal years 2009 and 2008 were 45.2% and (26.0)%, respectively.

The Company recognized income tax expense in fiscal year 2009 at (9.6)% effective tax rate compared to a benefit of 36.1% in fiscal year 2008. The fiscal year 2009 effective rate was negatively impacted by the change in the deferred tax valuation allowance. The fiscal year 2008 effective rate was positively impacted by the change in the deferred tax valuation allowance, partially offset by negative impacts from foreign losses for which no tax benefit was recognized, expiration of North Carolina income tax credit carryforwards and tax expense not previously accrued for repatriation of foreign earnings. The fiscal year 2007 effective rate was negatively impacted by the change in the deferred tax valuation allowance.

In fiscal year 2008, the Company accrued federal income tax on approximately $5 million of dividends expected to be distributed from a foreign subsidiary in future periods and approximately $0.3 million of dividends distributed from a foreign subsidiary in fiscal year 2008. During the third quarter of fiscal year 2009, management revised its assertion with respect to the repatriation of $5.0 million of dividends and now intends to permanently reinvest this amount outside of the U.S.

On June 25, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). There was a $0.2 million cumulative adjustment to retained earnings upon adoption of FIN 48 in fiscal year 2008.

Polyester Operations

The following table sets forth the segment operating loss components for the polyester segment for fiscal year 2009 and fiscal year 2008. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2009		Fiscal Year 2008
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$403,124	100.0	$530,567	100.0	(24.0)
Cost of sales	386,201	95.8	494,209	93.1	(21.9)
Restructuring charges	199	0.0	3,818	0.7	(94.8)
Write down of long-lived assets	350	0.1	2,780	0.5	(87.4)
Goodwill impairment	18,580	4.6	—	—	—
Selling, general and administrative expenses	30,972	7.7	40,606	7.7	(23.7)

Segment operating loss	$(33,178)	(8.2)	$(10,846)	(2.0)	205.9

In fiscal year 2009, consolidated polyester net sales decreased $127.4 million, or 24.0% compared to fiscal year 2008. The Company’s polyester segment sales volumes decreased approximately 23.9% and the weighted-average selling price decreased approximately 0.2%.

Domestically, polyester net sales decreased $115.4 million, or 28.7% as compared to fiscal year 2008. Domestic sales volumes decreased 32.1% while average unit prices increased approximately 3.4%. The decline in domestic polyester sales volume related to difficult market conditions in fiscal year 2009 and management’s decision to exit unprofitable commodity POY business in Kinston, North Carolina. The increase in domestic weighted-average selling price reflects a shift of the Company’s product offerings to PVA products and an incremental sales price increase driven by higher material costs.

Gross profit for the consolidated polyester segment decreased $19.4 million, or 53.4% over fiscal year 2008. On a per unit basis gross profit decreased 40.0%. The impact of the surge in crude oil since the beginning of fiscal year 2008 created a spike in polyester raw material prices. As raw material prices peaked in the first quarter of fiscal year 2009, the Company was initially only able to pass along a portion of these raw material increases to its customers which resulted in lower conversion margins on a per unit basis of 12%. The decline in conversion margin was partially offset by decreases in per unit manufacturing costs of 2% which consisted of decreased per unit variable manufacturing costs of 10% and increased per unit fixed manufacturing costs of 8% caused by lower sales volumes.

Domestic gross profit decreased $21.0 million, or 91.5% over fiscal year 2008 as a result of lower sales volumes and increased raw material costs. The Company experienced a decline in its domestic polyester conversion margin of $47.2 million, a per unit decrease of 2% over the prior fiscal year. Variable manufacturing costs decreased $22.2 million primarily as a result of lower volumes, utility costs, wage expenses, and other miscellaneous manufacturing costs, however on a per unit basis variable manufacturing costs increased 12% due to the lower sales volumes. Fixed manufacturing costs also declined $3.9 million as compared to fiscal year 2008 primarily as a result of lower depreciation expense and reduced costs related to asset consolidations while increasing 20% on a per unit basis also due to lower sales volumes.

On a local currency basis, per unit net sales from the Company’s Brazilian texturing operation remained flat while raw material costs increased 11%, variable manufacturing costs decreased by 63% and fixed manufacturing costs increased 5%. The increase in raw material prices was the result of the global effect of rising crude oil prices on raw material costs discussed above and fluctuations in foreign currency exchange rates as the Company’s Brazilian operation predominately purchases its raw material in U.S. dollars whereas the functional currency is the Brazilian real. Variable manufacturing costs decreased primarily due to lower volumes, an increase in certain tax incentives, reduced wages and fringe benefits and reduced packaging costs. Fixed manufacturing costs increased on a per unit basis due to lower manufactured sales pounds. Net sales, conversion, and gross profit were further reduced on a U.S. dollar basis due to unfavorable changes in the currency exchange rate. On a per unit basis, net sales, conversion margin and gross profit decreased an additional 12%, 9% and 10%, respectively related to the unfavorable change in the currency exchange rate. The effect of the change in currency on net sales, conversion margin and gross profit on a U.S. dollar basis was $17.5 million, $6.0 million and $2.0 million, respectively.

SG&A expenses for the polyester segment decreased $9.6 million for fiscal year 2009 compared to fiscal year 2008. The polyester segment’s SG&A expenses consist of unallocated polyester foreign subsidiaries costs and allocated domestic costs. The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every year based on specific budgeted cost drivers which resulted in a lower allocation percentage in fiscal year 2009 as compared to the prior year.

The polyester segment net sales, gross profit and SG&A expenses as a percentage of total consolidated amounts were 72.8%, 59.4% and 79.2% for fiscal year 2009 compared to 74.4%, 71.9% and 85.4% for fiscal year 2008, respectively.

Nylon Operations

The following table sets forth the segment operating profit components for the nylon segment for fiscal year 2009 and fiscal year 2008. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2009		Fiscal Year 2008
		% to		% to
		Net Sales		Net Sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$150,539	100.0	$182,779	100.0	(17.6)
Cost of sales	138,956	92.3	168,555	92.2	(17.6)
Restructuring charges	73	—	209	0.1	(65.1)
Write down of long-lived assets	—	—	—	—	—
Selling, general and administrative expenses	8,150	5.4	6,966	3.8	17.0

Segment operating profit	$3,360	2.3	$7,049	3.9	(52.3)

Fiscal year 2009 nylon net sales decreased $32.2 million, or 17.6% compared to fiscal year 2008. The Company’s nylon segment sales volumes decreased approximately 15.8% while the weighted-average selling price decreased approximately 1.9%. The decline in nylon sales volume was primarily due to the market decline, and the reduction in sales price was due to shift in product mix.

Gross profit for the nylon segment decreased $2.6 million, or 18.6% in fiscal year 2009. The nylon segment experienced a decrease in conversion margins of $12.3 million, or 3% on a per unit basis, offset by a decrease in manufacturing costs of $9.7 million or 3% on a per unit basis, primarily as a result of lower wage and fringe expenses and lower depreciation expense. Variable manufacturing costs increased $4.1 million, or 10.8%, however, on a per unit basis increased 6% due to reduced sales volumes. Fixed manufacturing costs decreased $5.5 million, or 34.5%, and on a per unit basis decreased 23.0% due to lower depreciation expense.

SG&A expenses for the nylon segment increased $1.2 million in fiscal year 2009. The nylon’s segment’s SG&A expenses consist of unallocated nylon foreign subsidiary costs and allocated domestic costs. The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every year based on specific budgeted cost drivers which resulted in a higher allocation percentage in fiscal year 2009 as compared to the prior year.

The nylon segment net sales, gross profit and SG&A expenses as a percentage of total consolidated amounts were 27.2%, 40.6% and 20.8% for fiscal year 2009 compared to 25.6%, 28.1% and 14.6% for fiscal year 2008, respectively.

Review of Fiscal Year 2008 Results of Operations (53 Weeks) Compared to Fiscal Year 2007 (52 Weeks)

The following table sets forth the loss from continuing operations components for each of the Company’s business segments for fiscal year 2008 and fiscal year 2007. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2008		Fiscal Year 2007
		% to		% to
		Total		Total	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Consolidated
Net sales
Polyester	$530,567	74.4	$530,092	76.8	0.1
Nylon	182,779	25.6	160,216	23.2	14.1

Total	$713,346	100.0	$690,308	100.0	3.3

		% to		% to
		Net Sales		Net Sales

Cost of sales
Polyester	$494,209	69.3	$499,290	72.3	(1.0)
Nylon	168,555	23.6	152,621	22.1	10.4

Total	662,764	92.9	651,911	94.4	1.7
Restructuring charges (recovery)
Polyester	3,818	0.6	(103)	—	—
Nylon	209	—	(54)	—	—

Total	4,027	0.6	(157)	—	—
Write down of long-lived assets
Polyester	2,780	0.4	6,930	1.0	(59.9)
Nylon	—	—	8,601	1.2	(100.0)
Corporate	—	—	1,200	0.2	(100.0)

Total	2,780	0.4	16,731	2.4	(83.4)
Selling, general and administrative
Polyester	40,606	5.7	35,704	5.2	13.7
Nylon	6,966	1.0	9,182	1.3	(24.1)

Total	47,572	6.7	44,886	6.5	6.0
Provision for bad debts	214	—	7,174	1.0	(97.0)
Other operating (income) expenses	(6,427)	(0.9)	(2,601)	(0.3)	147.1
Non-operating (income) expenses	32,742	4.6	111,390	16.1	(70.6)

Loss from continuing operations before income taxes	(30,326)	(4.3)	(139,026)	(20.1)	(78.2)
Benefit for income taxes	(10,949)	(1.5)	(21,769)	(3.1)	(49.7)

Loss from continuing operations	(19,377)	(2.8)	(117,257)	(17.0)	(83.5)
Income from discontinued operations, net of tax	3,226	0.5	1,465	0.2	120.2

Net loss	$(16,151)	(2.3)	$(115,792)	(16.8)	(86.1)

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

Gross profit from continuing operations increased $12.2 million to $50.6 million for fiscal year 2008. This increase was primarily attributable to higher sales volume in the nylon segment, higher conversion margins for the polyester segment, and decreases in the per unit manufacturing costs for both the polyester and nylon segments. Higher sales volumes in the nylon segment were driven by consumer preferences and fashion trends for sheer hosiery and shape-wear products. Direct manufacturing costs related to the domestic operations decreased $3.0 million in wages and fringes, $7.0 million in utility expenses, and $4.3 million in depreciation expenses which were driven primarily by the execution of consolidation synergies and by management’s continued focus on operational cost improvements in the remaining operating facilities. Indirect manufacturing costs related to the domestic operations decreased $1.5 million in fiscal year 2008 as compared to the prior year due to workforce reductions, lower depreciation expense and equipment maintenance costs, partially offset by decreased production credits as a result of lower production volumes. For further detailed discussion of the polyester and nylon segments, see “Polyester Operations” and “Nylon Operations” sections below.

Severance and Restructuring Charges

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

In fiscal year 2008, the Company recorded $3.4 million for restructuring charges related to contract termination costs and other noncancellable contracts for continued services and $1.3 million in severance costs all related to the closure of its Kinston, North Carolina polyester facility offset by $0.3 million in favorable adjustments related to a lease obligation associated with the closure of its Altamahaw, North Carolina facility.

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

During fiscal year 2007, the Company recorded $16.7 million in impairment charges related to write downs of long-lived assets. See the discussion under the caption “Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal 2006 (52 Weeks)” included in the Company’s Annual Report on Form 10-K for fiscal year ended June 24, 2007.

Selling, General, and Administrative Expenses

SG&A expenses increased by 6.0% or $2.7 million for fiscal year 2008. The increase in SG&A for fiscal year 2008 was primarily a result of increases of $4.1 million in executive severance costs, $1.2 million in deposit write-offs, $0.9 million in Dillon acquisition related amortization and service fees, and $0.4 million in professional fees, insurance, and USTF management fees, and $0.2 million in other miscellaneous expenses, offset by decreases of $2.2 million in stock-based compensation and deferred compensation charges, $1.4 million in salaries and fringes, $0.6 million in employee welfare, wellness, and benefits outsourcing expenses, $0.5 million in equipment leases and maintenance expenses, and $0.5 million in depreciation expenses. Included in the above increases in SG&A was an increase of $1.0 million primarily due to currency exchange differences related to the Company’s Brazilian operation.

Provision for Bad Debts

For the fiscal year 2008, the Company recorded a $0.2 million provision for bad debts. This compares to a provision of $7.2 million recorded in the prior fiscal year. The decrease was related to the Company’s domestic operations and was primarily attributable to the improved accounts receivable aging. During fiscal year 2007, the Company wrote off the balances related to two customers who filed bankruptcy, as is noted in the “Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal 2006 (52 Weeks)” included in the Company’s Annual Report on Form 10-K for fiscal year ended June 24, 2007. Management believes that its reserve for uncollectible accounts receivable is adequate.

Other Operating (Income) Expense, Net

Other operating (income) expense increased from $2.6 million of income in fiscal year 2007 to $6.4 million of income in fiscal year 2008. The following table shows the components of other operating (income) expense:

	Fiscal Years Ended
	June 29, 2008	June 24, 2007
	(Amounts in thousands)

Net gains on sales of fixed assets	$(4,003)	$(1,225)
Gain from sale of nitrogen credits	(1,614)	—
Currency (gains) losses	522	(393)
Technology fees from China joint venture	(1,398)	(1,226)
Other, net	66	243

	$(6,427)	$(2,601)

Interest Expense (Interest Income)

Interest expense increased from $25.5 million in fiscal year 2007 to $26.1 million in fiscal year 2008, due primarily to borrowings under the Amended Credit Agreement, related to the January 2007 acquisition of Dillon. The Company had $3.0 million of outstanding borrowings under its Amended Credit Agreement as of June 29,

2008. The weighted average interest rate of Company debt outstanding at June 29, 2008 and June 24, 2007 was 11.3% and 10.8%, respectively. Interest income decreased from $3.2 million in fiscal year 2007 to $2.9 million in fiscal year 2008.

Equity in (Earnings) Losses of Unconsolidated Affiliates

Equity in net income of its equity affiliates, PAL, USTF, UNF, and YUFI was $1.4 million in fiscal year 2008 compared to equity in net losses of $4.3 million in fiscal year 2007. The decrease in losses is primarily attributable to income from its investment in PAL offset by YUFI as discussed above. The Company’s 34% share of PAL’s earnings increased from $2.5 million of income in fiscal year 2007 to $8.3 million of income in fiscal year 2008. Other (income) expense for PAL increased by $14.6 million for fiscal year 2008 compared to fiscal year 2007 primarily due to gains on derivatives and income from legal settlements. The Company expects to continue to receive cash distributions from PAL. The Company’s share of YUFI’s net losses increased from $5.8 million in fiscal year 2007 to $6.1 million in fiscal year 2008.

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

During the fourth quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of $84.7 million related to its investment in PAL. See the discussion under the caption “Review of Fiscal Year 2007 Results of Operations (52 Weeks) Compared to Fiscal 2006 (52 Weeks)” included in the Company’s Annual Report on Form 10-K for fiscal year ended June 24, 2007.

Income Taxes

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

Per unit conversion margins for the polyester segment improved 1.5% in fiscal year 2008, as compared to fiscal year 2007 primarily due to the impact of the change in currency exchange rate on the translation of the Company’s

Brazilian operations. Domestic polyester per unit conversion margins were flat year over year, despite improvements in sales mix resulting from the shutdown of the Kinston facility, as increases in average sales prices were offset by increases in average raw material costs. In fiscal year 2008, the Company’s business was negatively impacted by rising raw materials and other petrochemical driven costs. The impact of the surge in crude oil prices since the beginning of fiscal year 2008 created a spike in polyester and nylon raw material prices. Polyester polymer costs during June 2008 were 17% higher as compared to the same period last year.

Although consolidated polyester fiber costs increased as a percent of net sales to 56.4% in fiscal year 2008 from 53.1% in fiscal year 2007, fixed and variable manufacturing costs decreased as a percentage of consolidated polyester net sales to 35.2% in fiscal year 2008 from 39.4% in fiscal year 2007. Domestically, fixed and variable manufacturing expenses decreased 4.4% as a percentage of sales. Variable manufacturing expenses decreased in fiscal year 2008 as a result of lower utility costs, wage and fringe expenses, and other various expenses primarily due to the closure of the Kinston, North Carolina facility and the consolidation of the Dillon, South Carolina facility into other manufacturing operations. Fixed manufacturing expenses for the domestic polyester operations decreased in fiscal year 2008 primarily as a result of lower depreciation expense and the above mentioned plant closure and consolidation. As a result of the lower expenses described herein, gross profit on sales for the polyester operations increased $5.6 million, or 18.0%, over fiscal year 2007, and gross margin (gross profit as a percentage of net sales) increased to 6.9% in fiscal year 2008 from 5.8% in fiscal year 2007.

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

Gross profit for the nylon segment increased $6.6 million, or 87.3% in fiscal year 2008 and gross margin (gross profit as a percentage of net sales) increased to 7.8% in fiscal year 2008 from 4.7% in fiscal year 2007. This was primarily attributable to improved sales volume and a decrease in per unit converting costs. Fiber costs increased as a percent of net sales to 62.2% in fiscal year 2008 from 60.3% in fiscal year 2007. Fixed and variable manufacturing costs decreased as a percentage of sales to 28.6% in fiscal year 2008 from 33.0% in fiscal year 2007. As discussed in the Polyester section above, the increases in crude oil prices during fiscal year 2008 have driven higher nylon raw material prices. Nylon polymer costs during June 2008 were 12% higher as compared to the same period last year.

As a percentage of sales, fixed and variable manufacturing expenses decreased 3.5% in the Company’s domestic nylon operations due to improved plant operating efficiencies reflective of higher volumes. Fixed manufacturing expenses decreased due to lower depreciation expense.

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

In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditures and enable cost reductions through restructuring projects as follows:

•	Capital Expenditures. During fiscal year 2009, the Company spent $15.3 million on capital expenditures compared to $12.3 million in the prior year. The increased expenditures included $3.5 million related to specific projects designed to enhance the Company’s ability to produce PVA products. The Company estimates its fiscal year 2010 capital expenditures will be within a range of $8 million to $9 million. From time to time, the Company may have restricted cash from the sale of certain nonproductive assets reserved for domestic capital expenditures in accordance with its long-term borrowing agreements. As of June 28, 2009, the Company had no restricted cash funds that are required to be used for domestic capital expenditures. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.

•	Joint Venture Investments. During fiscal year 2009, the Company received $3.7 million in dividend distributions from its joint ventures. Although historically over the past five years the Company has received distributions from certain of its joint ventures, there is no guarantee that it will continue to receive distributions in the future. The Company may from time to time increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million and recorded an additional impairment charge of $1.5 million, which included approximately $0.5 million adjustment related to certain disputed accounts receivable and a $1.0 million adjustment related to the fair value of its investment, as determined by the re-negotiated equity interest sales price. On March 30, 2009, the Company closed on the sale and received $9 million in proceeds related to its investment in YUFI.

•	Investment. The Company’s management decided that a fundamental change in its approach was required to maximize its earnings and growth opportunities in the Chinese market. Accordingly, the Company formed UTSC, a wholly-owned subsidiary based in Suzhou, China, that is dedicated to the development, sales and service of PVA yarns. UTSC obtained its business license in the second quarter of fiscal year 2009, was capitalized during the third quarter of fiscal year 2009 with $3.3 million of registered capital and became operational at the end of the third quarter of fiscal year 2009.

The Company is exploring options for placing manufacturing capabilities in Central America. At this point, all options are being explored, including joint venture opportunities as well as green-field scenarios, and the total investment in the initial stages is expected to be $10.0 million or less. The Company expects to begin executing its plans over the next three to six months.

As discussed below in “Long-Term Debt”, the Company’s Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the Company’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of June 28, 2009 the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore subjected to these restrictions. These restrictions will likely apply in future quarters until such time as the Company’s financial performance improves.

Cash Provided by Continuing Operations

The following table summarizes the net cash provided by continuing operations for the fiscal years ended June 28, 2009, June 29, 2008 and June 24, 2007.

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(Amounts in millions)

Cash provided by continuing operations
Cash Receipts:
Receipts from customers	$572.6	$708.7	$691.8
Dividends from unconsolidated affiliates	3.7	4.5	2.7
Other receipts	2.7	6.5	4.3
Cash Payments:
Payments to suppliers and other operating cost	432.3	549.4	530.5
Payments for salaries, wages, and benefits	99.9	117.2	130.3
Payments for restructuring and severance	4.0	11.2	1.6
Payments for interest	22.6	25.3	23.1
Payments for taxes	3.2	2.9	2.7

Cash provided by continuing operations	$17.0	$13.7	$10.6

Cash received from customers decreased from $708.7 million in fiscal year 2008 to $572.6 million in fiscal year 2009 due to lower net sales related to the economic downturn which began in the second quarter of fiscal year 2009. Payments to suppliers and for other operating costs decreased from $549.4 million in 2008 to $432.3 million in fiscal year 2009 primarily as a result of the reduction in production as the Company focused on reducing its inventories to conform to lower consumer demand. Salary, wage and benefit payments decreased from $117.2 million to $99.9 million, also as a result of reduced production and asset consolidation efficiencies. Interest payments decreased from $25.3 million in fiscal year 2008 to $22.6 million in fiscal year 2009 primarily due to the reduction of outstanding 2014 bonds discussed below. Restructuring and severance payments were $4.0 million for fiscal 2009 compared to $11.2 million for fiscal year 2008 as a result of the completion of many of the Company’s reorganization strategies. Taxes paid by the Company increased from $2.9 million to $3.2 million as a result of an increase in tax liabilities related to the Company’s Brazilian subsidiary. The Company received cash dividends of $3.7 million and $4.5 million from PAL in fiscal years 2009 and 2008, respectively. Other receipts declined from $6.5 million in fiscal year 2008 to $2.7 million in fiscal year 2009 due to the one time sale of nitrogen credits in fiscal year 2008. Other receipts include miscellaneous income items and interest income.

Cash received from customers increased from $691.8 million in fiscal year 2007 to $708.7 million in fiscal year 2008 primarily due to higher net sales which are primarily attributable to increases in nylon sales volumes. Payments to suppliers and for other operating costs increased from $530.5 million in 2007 to $549.4 million in 2008 primarily as a result of increased fiber costs. Salaries, wages and benefit payments decreased from $130.3 million to $117.2 million due to the Company’s asset consolidations. Interest payments increased from $23.1 million in fiscal year 2007 to $25.3 million in fiscal year 2008 due to the higher outstanding debt. Restructuring and severance payments were $1.6 million for fiscal year 2007 compared to $11.2 million for fiscal year 2008. Taxes paid by the Company increased from $2.7 million to $2.9 million primarily due to the timing of tax payments made by its Brazilian subsidiary. The Company received cash dividends of $2.7 million and $4.5 million from PAL in fiscal years 2007 and 2008 respectively. Other cash receipts were derived from miscellaneous items and interest income.

Cash received from customers decreased from $752.0 million in fiscal year 2006 to $691.8 million in fiscal year 2007 primarily due to a decline in both polyester and nylon sales volumes. Payments to suppliers and for other operating costs decreased from $570.1 million in 2006 to $530.5 million in 2007 primarily as a result of decreased sales. Payments for salaries, wages and benefits remained flat when comparing fiscal year 2006 to fiscal year 2007. Interest payments increased from $22.6 million in fiscal year 2006 to $23.1 million in fiscal year 2007 primarily due to the higher interest rates on the revolver. Taxes paid by the Company decreased from $3.2 million to $2.7 million primarily due to the income generated from the Company’s Brazilian subsidiary. The Company received cash dividends of $2.7 million as a result of higher profits for PAL compared to fiscal year 2006. Other cash from operations was derived from miscellaneous items such as other income (expense), interest income and currency gains.

Working capital decreased from $186.8 million at June 29, 2008 to $175.8 million at June 28, 2009 due to decreases in inventory of $33.2 million, accounts receivable of $25.5 million, restricted cash of $2.8 million, assets held for sale of $2.8 million, and deferred income taxes of $1.1 million, offset by decreases in accounts payables and accruals of $27.3 million, increases in cash of $22.4 million, increases in other current assets of $1.8 million, and decreases in current maturities of long-term debt of $2.9 million.

Cash provided by continuing operations increased from $13.7 million in fiscal year 2008 to $17.0 million in fiscal year 2009 primarily due to reductions in working capital. The Company is expecting cash from operations to continue to improve in fiscal year 2010 but on a declining basis. The positive effect of the decrease in working capital on cash flows from continuing operations for fiscal year 2009 is not sustainable. However, while sales are expected to remain flat, gross margins are expected to improve due to reduced manufacturing costs and improved sales mix resulting in an overall increase in projected cash generated from operations.

Cash Used in Investing Activities and Financing Activities

The Company provided $25.3 million for net investing activities and utilized $16.8 million in net financing activities during fiscal year 2009. The primary cash expenditures during fiscal year 2009 included $20.3 million net for payments of debt, $15.3 million for capital expenditures, $0.5 million of acquisitions, $0.3 million for other financing activities, and $0.2 million of split dollar life insurance premiums, offset by transfers of $25.3 million in restricted cash, $9.0 million from proceeds from the sale of equity affiliate, $7.0 million from the proceeds from the sale of capital assets, and $3.8 million from exercise of stock options. Related to the sales of capital assets, the Company sold one property totaling 380,000 square feet at an average selling price of $18.45 per square foot.

The Company utilized $1.6 million for net investing activities and utilized $35.0 million in net financing activities during fiscal year 2008. The primary cash expenditures during fiscal year 2008 included $34.3 million net for payments of the credit line revolver, $14.2 million for restricted cash, $12.8 million for capital expenditures, $1.1 million of acquisitions, $1.1 million for other financing activities, $0.2 million of split dollar life insurance premiums and $0.1 million of other investing activities offset by $17.8 million from the proceeds from the sale of capital assets, $8.7 million from proceeds from the sale of equity affiliate, $0.4 million from exercise of stock options, and $0.3 million from collection of notes receivable. Related to the sales of capital assets, the Company sold several properties totaling 2.7 million square feet with an average selling price of $9.81 per square foot adjusted down for partial sales and nonproductive assets.

The Company utilized $43.5 million for net investing activities and provided $35.9 million in net financing activities during fiscal year 2007. The primary cash expenditures during fiscal year 2007 included $97.0 million for payment of the credit line revolver, $42.2 million for the Dillon asset acquisition, $7.8 million for capital expenditures, $4.0 million for restricted cash, $0.9 million for additional acquisition related expenses, $0.6 million for the payment of sale leaseback obligations, $0.5 million for issuance and debt refinancing costs, and $0.2 million of split dollar life insurance premiums, offset by $133.0 million in proceeds from borrowings on the credit line revolver, $5.0 million from proceeds from the sale of capital assets, $3.6 million from return of capital from equity affiliates, $1.8 million from split dollar life insurance surrender proceeds, $1.3 million from collection of notes receivable, and $0.9 million, net of other investing activities. Related to the sales of capital assets, the Company sold real property totaling 0.6 million square feet for an average selling price of $7.78 per square foot.

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to the Company under its Amended Credit Agreement in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of its existing and future indebtedness, including the 2014 notes and its Amended Credit Agreement, may limit its ability to pursue any of these alternatives. See “Item 1A — Risk Factors — The Company will require a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control.” Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition or its customers and the operating performance of joint ventures, alliances and other equity investments.

Other Factors Affecting Liquidity

Asset Sales.  Under the terms of the Company’s debt agreements, the sale or other disposition of any assets or rights as well as the issuance or sale of equity interests in the Company’s subsidiaries is considered an asset sale (“Asset Sale”) subject to various exceptions. The Company has granted liens to its lenders on substantially all of its domestic operating assets (“Collateral”) and its foreign investments. Further, the debt agreements place restrictions on the Company’s ability to dispose of certain assets which do not qualify as Collateral (“Non-Collateral”). Pursuant to the debt agreements, the Company is restricted from selling or otherwise disposing of either its Collateral or its Non-Collateral, subject to certain exceptions, such as ordinary course of business inventory sales and sales of assets having a fair market value of less than $2.0 million.

As of June 28, 2009, the Company has $1.4 million of assets held for sale, which the Company believes are probable to be sold during fiscal year 2010. Included in assets held for sale are the remaining assets at the Kinston site with a carrying value of $1.4 million that would be considered an Asset Sale of Collateral. However, there can be no assurances that a sale will occur.

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

2. Fair market value must be certified by the Company’s CEO or CFO and for sales of Collateral in excess of $5.0 million, by the Company’s Board;

3. At least 75% of the consideration for the sale of the Collateral must be in the form of cash or cash equivalents and 100% of the proceeds must be deposited by the Company into a specified account designated under the Indenture (the “Collateral Account”); and

4. Any remaining consideration from an asset sale that is not cash or cash equivalents must be pledged as Collateral.

Within 360 days after the deposit of proceeds from the sale of Collateral into the Collateral Account, the Company may invest the proceeds in certain other assets, such as capital expenditures or certain permitted capital investments (“Other Assets”). Any proceeds from the sale of Collateral that are not applied or invested as set forth above, shall constitute excess collateral proceeds (“Excess Collateral Proceeds”).

Once Excess Collateral Proceeds from sales of Collateral exceed $10.0 million, the Company must make an offer, no later than 365 days after such sale of Collateral to all holders of the Company’s 2014 notes to repurchase such 2014 notes at par (“Collateral Sale Offer”). The Collateral Sale Offer must be made to all holders to purchase 2014 notes to the extent of the Excess Collateral Proceeds. Any Excess Collateral Proceeds remaining after the completion of a Collateral Sale Offer, may be used by the Company for any purpose not prohibited by the Indenture. On April 3, 2009 the Company used $8.8 million of Excess Collateral Proceeds to repurchase $8.8 million of 2014 notes at par. As of June 28, 2009, there were no funds remaining in the Collateral Account and no such amount shown as restricted cash on the balance sheet.

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

Within 360 days after receipt of the proceeds from a sale of Non-Collateral, the Company may utilize the proceeds in one of the following ways: 1) repay, repurchase or otherwise retire the 2014 notes; 2) repay, repurchase or otherwise retire other indebtedness of the Company that is pari passu with the notes, on a pro rata basis; 3) repay indebtedness of certain subsidiaries identified in the Indenture, none of which are a Guarantor; or 4) acquire or invest in other assets. Any net proceeds from a sale of Non-Collateral that are not applied or invested with the 360 day period shall constitute excess proceeds (“Excess Proceeds”).

Once Excess Proceeds from sales of Non-Collateral exceed $10.0 million, the Company must make an offer, no later than 365 days after such sale of Non-Collateral to all holders of the 2014 notes and holders of other indebtedness that is pari passu with the 2014 notes to purchase or redeem the maximum amount of 2014 notes and/or other pari passu indebtedness that may be purchased out of the Excess Proceeds (“Asset Sale Offer”). The purchase price of such an Asset Sale Offer must be equal to 100% of the principal amount of the 2014 notes and such other indebtedness. Any Excess Proceeds remaining after completion of the Asset Sale Offer may be used by the Company for any purpose not prohibited by the Indenture. As of June 28, 2009, the Company had $2.3 million of Excess Proceeds.

On March 20, 2008, the Company completed the sale of assets located at Kinston. The Company retains certain rights to sell idle assets for a period of two years. If after the two year period the assets have not sold, the Company will convey them to the buyer for no value. As of June 28, 2009, the Company expects a sale to be consummated prior to March 2010 therefore the $1.4 million carrying value of these assets are accounted for as assets held for sale. Should such sale be completed, the proceeds would be considered a sale of Collateral under the terms of the Indenture.

In the first quarter of fiscal year 2009, the Company entered into an agreement to sell a 380,000 square foot facility in Yadkinville for $7.0 million and such sale was a sale of Non-Collateral assets. On December 19, 2008, the Company completed the sale which resulted in net proceeds of $6.6 million and a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009. The proceeds were utilized to repay outstanding borrowings under the Company’s Amended Credit Agreement in accordance with the Indenture.

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

Stock Repurchase Program.  Effective July 26, 2000, the Board increased the remaining authorization to repurchase up to 10.0 million shares of its common stock. The Company purchased 1.4 million shares in fiscal year 2001 for a total of $16.6 million. There were no significant stock repurchases in fiscal year 2002. Effective April 24, 2003, the Board re-instituted the stock repurchase program. Accordingly, the Company purchased 0.5 million shares in fiscal year 2003 and 1.3 million shares in fiscal year 2004. As of June 28, 2009, the Company had remaining authority to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase program was suspended in November 2003, and the Company has no immediate plans to reinstitute the program.

Environmental Liabilities.  The land for the Kinston site was leased pursuant to a 99 year Ground Lease with DuPont. Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the EPA and DENR pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential AOCs, assess the extent of contamination at the identified AOCs and clean them up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain of the assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR with respect to this site will be transferred to the Company in the future, at which time DuPont must pay the Company seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of this site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Long-Term Debt

On May 26, 2006, the Company issued $190 million of 11.5% 2014 notes due May 15, 2014. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its Amended Credit Agreement as discussed below. The assets include but are not limited to, property, plant and equipment, domestic capital stock and some foreign capital stock. Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, at June 28, 2009 was approximately $112.9 million.

Through fiscal year 2009, the Company sold property, plant and equipment secured by first-priority liens in aggregate amount of $25.0 million. In accordance with the 2014 notes collateral documents and the Indenture, the proceeds from the sale of the property, plant and equipment (First Priority Collateral) were deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. Through fiscal year 2009, the Company had utilized $16.2 million to repurchase qualifying assets. On April 3, 2009, the Company used the remaining $8.8 million of First Priority Collateral restricted funds to repurchase $8.8 million of the 2014 notes at par. As of June 28, 2009, the Company had no funds remaining in the First Priority Collateral Account.

Prior to May 15, 2009, the Company could elect to redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offerings at a redemption price equal to 111.5% of par value, otherwise the Company cannot redeem the 2014 notes prior to May 15, 2010. After May 15, 2010, the Company can elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs. As of June 28, 2009 no such optional redemptions had occurred. The Company may purchase its 2014 notes, in open market purchases or in privately negotiated transactions and then retire them. Such purchases of the 2014 notes will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. In addition, the Company repurchased and retired notes having a face value of $2.0 million in open market purchases. The net effect of the gain on this repurchase and the write-off of the respective unamortized issuance cost related to the $8.8 million and $2.0 million of 2014 notes resulted in a net gain of $0.3 million.

Concurrently with the issuance of the 2014 notes, the Company amended its senior secured asset-based revolving credit facility to provide for a $100 million revolving borrowing base to extend its maturity to 2011, and revise some of its other terms and covenants. The Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the 2014 notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

Borrowings under the Amended Credit Agreement bear interest at rates of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The Amended Credit Agreement also includes a 0.25% LIBOR margin pricing reduction if the Company’s fixed charge coverage ratio is greater than 1.5 to 1.0. The unused line fee under the Amended Credit Agreement is 0.25% to 0.35% of the borrowing base. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.2 million, which are being amortized over the term of the Amended Credit Agreement.

As of June 28, 2009, under the terms of the Amended Credit Agreement, the Company had no outstanding borrowings and borrowing availability of $62.7 million. As of June 29, 2008, under the terms of the Amended Credit Agreement, the Company had $3.0 million of outstanding borrowings at a rate of 5% and borrowing availability of $89.2 million.

The Amended Credit Agreement contains affirmative and negative customary covenants for asset-based loans that restrict future borrowings and capital spending. The covenants under the Amended Credit Agreement are more restrictive than those in the Indenture. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of the Company’s capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on the Company’s property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor.

The Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the Company’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of June 28, 2009 the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore subjected to these restrictions. These restrictions will likely apply in future quarters until such time as the Company’s financial performance improves.

Under the Amended Credit Agreement, the maximum capital expenditures are limited to $30 million per fiscal year with a 75% one-year unused carry forward. The Amended Credit Agreement permits the Company to make distributions, subject to standard criteria, as long as pro forma excess availability is greater than $25 million both before and after giving effect to such distributions, subject to certain exceptions. Under the Amended Credit Agreement, acquisitions by the Company are subject to pro forma covenant compliance. If borrowing capacity is less than $25 million at any time, covenants will include a required minimum fixed charge coverage ratio of 1.1 to 1.0, receivables are subject to cash dominion, and annual capital expenditures are limited to $5.0 million per year of maintenance capital expenditures.

Unifi do Brazil, receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was 1.5% on June 28, 2009. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil makes certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 9.3% as of June 28, 2009. The ability to make new borrowings under the tax incentive program ended in May 2008.

The following table summarizes the maturities of the Company’s long-term debt and other noncurrent liabilities on a fiscal year basis:

Aggregate Maturities
(Amounts in thousands)
Balance at
June 28, 2009	2010	2011	2012	2013	2014	Thereafter

$189,552	$6,845	$1,275	$511	$148	$179,331	$1,442

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its Amended Credit Agreement, will be adequate to fund anticipated capital and other expenditures and to satisfy its working capital requirements for at least the next twelve months.

Contractual Obligations

The Company’s significant long-term obligations as of June 28, 2009 are as follows:

	Cash Payments Due by Period
	(Amounts in thousands)
		Less Than			More Than
Description of Commitment	Total	1 Year	1-3 Years	3-5 Years	5 Years

2014 notes	$179,222	$—	$—	$179,222	$—
Amended credit facility	—	—	—	—	—
Capital lease obligation	1,037	368	668	—	—
Other long-term obligations(1)	9,293	6,477	1,118	257	1,442

Subtotal	189,552	6,845	1,786	179,479	1,442
Letters of credits	5,085	5,085	—	—	—
Interest on long-term debt and other obligations	102,834	21,406	41,925	39,504	—
Operating leases	5,458	1,318	1,797	1,342	1,001
Purchase obligations(2)	4,264	2,896	1,286	82	—

	$307,193	$37,550	$46,794	$220,407	$2,443

(1)	Other long-term obligations include the Brazilian government loans and other noncurrent liabilities.

(2)	Purchase obligations consist of a Dillon acquisition related sales and service agreement and utility agreements.

.

Recent Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” a replacement for SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement establishes a single source of generally accepted accounting principles (“GAAP”) called the “codification” and is to be applied by nongovernmental entities. All guidance contained in the codification carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the codification. The SEC also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur between the balance sheet and the financial statements issue date. This statement is effective for all interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial position or results of operations.

On December 29, 2008, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, requiring enhancements to the disclosure requirements for derivative and hedging activities. The objective of the enhanced disclosure requirement is to provide the user of financial statements with a clearer understanding of how the entity uses derivative instruments, how derivatives are accounted for, and how derivatives affect an entity’s financial position, cash flows and performance. The statement applies to all derivative and hedging instruments. SFAS No. 161 is effective for all fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not materially change the Company’s disclosures of derivative and hedging instruments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 and the adoption of this standard did not have a material effect on its consolidated financial statements.

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

Allowance for Doubtful Accounts.  An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectability of accounts receivable is based on a combination of factors including the aging of accounts receivable, historical write-off experience, present economic conditions such as customer bankruptcy filings within the industry and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for doubtful accounts. Accounts are written off when they are no longer deemed to be collectible. The reserve for bad debts is established based on certain percentages applied to accounts receivable aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. The Company’s exposure to losses as of June 28, 2009 on accounts receivable was $81.6 million against which an allowance for losses and claims of $4.8 million was provided. The Company’s exposure to losses as of June 29, 2008 on accounts receivable was $104.7 million against which an allowance for losses of $4.0 million was provided. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions it uses to assess allowance for losses. Certain unforeseen events, which the Company considers to be remote, such as a customer bankruptcy filing, could have a material impact on the Company’s results of operations. The Company has not made any material changes to the methodology used in establishing its accounts receivable loss reserves during the past three fiscal years. A plus or minus 10% change in its aged accounts receivable reserve percentages would not be material to the Company’s financial statements for the past three years.

Inventory Reserves.  Inventory reserves are established based on percentage markdowns applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The Company uses current and historical knowledge to record reasonable estimates of its markdown percentages and expected sales prices. The Company believes it is unlikely that differences in actual demand or selling prices from those projected by management would have a material impact on the Company’s financial condition or results of operations. The Company has not made any material changes to the methodology used in establishing its inventory loss reserves during the past three fiscal years. A plus or minus 10% change in its aged inventory markdown percentages would not be material to the Company’s financial statements for the past three years.

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s carrying value is based on several factors including, but not limited to, a decline in operating cash flows or a decision to close a manufacturing facility. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists and the related impairment tests could result in a write down of the long-lived assets. To the extent the forecasted operating results of the long-lived assets are achieved and the Company maintains its assets in good condition, the Company believes that it is unlikely that future assessments of recoverability would result in impairment charges that are material to the Company’s financial condition and results of operations. The Company reviewed its long-lived assets for recoverability during fiscal year 2009 and determined that the projected undiscounted cash flows were adequate to cover the carrying value of the assets. The Company has not made any material changes to the methodology used to perform impairment testing during the past three fiscal years. A 10% decline in the Company’s forecasted cash flows would not have resulted in a failure of the FAS 144 undiscounted cash flow test.

For assets held for sale, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. The Company engages independent appraisers in the determination of the fair value of any significant assets held for sale. The Company’s estimates have been materially accurate in the past, and accordingly, at this time, management expects to continue to utilize the present estimation processes. In fiscal years 2008 and 2009, the Company performed impairment testing which resulted in the write down of polyester and nylon plant, machinery and equipment of $2.8 million and $0.4 million, respectively.

Goodwill Impairment.  In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company performs annual impairment tests on goodwill in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors. The impairment test requires the Company to estimate the fair value of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and the Company proceeds to step two of the impairment analysis. In step two of the analysis, the Company measures and records an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

Based on a decline in its market capitalization during the third quarter of fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill during the quarter ended March 29, 2009. In connection with this third quarter interim impairment analysis, the Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The projected cash flows are based on the Company’s forecasts of volume, with consideration of relevant industry and macroeconomic trends. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach utilizing market multiples of “guideline” publicly traded companies. As a result of the findings, the Company determined that the goodwill was fully impaired and recorded an impairment charge of $18.6 million in the third quarter of fiscal year 2009.

Impairment of Joint Venture Investments.  APB 18 states that the inability of the equity investee to sustain sufficient earnings to justify its carrying value on an other-than-temporary basis should be assessed for impairment purposes. The Company evaluates its equity investments at least annually to determine whether there is evidence that an investment has been permanently impaired. As of June 24, 2007, the Company had completed its evaluations of its equity investees and determined that its investment in PAL was impaired. The Company recorded a non-cash impairment charge of $84.7 million in the fourth quarter of the Company’s fiscal year 2007 based on an appraised fair value of PAL, less 25% for lack of marketability and its minority ownership percentage. The Company used an income approach to estimate the fair value of its investment in PAL. This approach utilized a discounted cash flow methodology to determine the fair value. The analysis required estimates of the amount and timing of projected cash flows and judgments associated with other factors including the appropriate discount rate and the discount reflecting the lack of marketability of the Company’s minority interest in PAL. Although the fair value used in the PAL analysis represented what the Company believed to be the most probable economic outcome, it was subject to the assumptions and estimates discussed above. The Company has not made any material changes to the methodology used to perform impairment testing during the past three fiscal years. A one percent increase or decrease in the discount rate used in the June 2007 valuation would have resulted in changes in the fair value of the Company’s investment in PAL of $(5.2) million and $6.4 million, respectively.

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

In December 2008, the Company re-negotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million and recorded an additional impairment charge of $1.5 million, which included approximately

$0.5 million related to certain disputed accounts receivable and $1.0 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price, was lower than carrying value.

On March 30, 2009, the Company closed on the sale and received $9 million in proceeds related to its investment in YUFI. The Company continues to service customers in Asia through UTSC, a wholly-owned subsidiary based in Suzhou, China, that is dedicated to the development, sales and service of PVA yarns. UTSC is located in the Gold River Center (room 1101), No. 88 Shishan Road, Suzhou New District, Suzhou, which is in Jiangsu Province.

Accruals for Costs Related to Severance of Employees and Related Health Care Costs.  From time to time, the Company establishes accruals associated with employee severance or other cost reduction initiatives. Such accruals require that estimates be made about the future payout of various costs, including, for example, health care claims. The Company uses historical claims data and other available information about expected future health care costs to estimate its projected liability. Such costs are subject to change due to a number of factors, including the incidence rate for health care claims, prevailing health care costs and the nature of the claims submitted, among others. Consequently, actual expenses could differ from those expected at the time the provision was estimated, which may impact the valuation of accrued liabilities and results of operations. The Company’s estimates have been materially accurate in the past; and accordingly, at this time management expects to continue to utilize the present estimation processes. A plus or minus 10% change in its estimated claims assumption would not be material to the Company’s financial statements. The Company has not made any material changes to the methodology used in establishing its severance and related health care cost accruals during the past three fiscal years.

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

Interest Rate Risk:  The Company is exposed to interest rate risk through its borrowing activities which is further described in “Footnote 3-Long-Term Debt and Other Liabilities” included in “Item 8. Financial Statements and Supplementary Data”. The majority of the Company’s borrowings are in long-term fixed rate bonds. Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company’s results of operation at the present time.

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

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates they are consummated. The Company utilizes some natural hedging to mitigate these transaction exposures. The Company primarily enters into foreign currency forward contracts for the purchase and sale of European, North American and Brazilian currencies to use as economic hedges against balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions.

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed inventory purchases made by its Brazilian subsidiary. Generally 5% of these inventory purchases are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are August 2009 and October 2009, respectively.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 establishes a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.

The levels of the fair value hierarchy are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, or

•	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Foreign currency purchase contracts:	Level 2	Level 2	Level 2

Notional amount	$110	$492	$1,778
Fair value	130	499	1,783

Net gain	$(20)	$(7)	$(5)

Foreign currency sales contracts:
Notional amount	$1,121	$620	$397
Fair value	1,167	642	400

Net loss	$(46)	$(22)	$(3)

The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.4 million and $0.5 million for fiscal years ended June 28, 2009 and June 29, 2008 and a pre-tax gain of $0.4 million for fiscal year ended June 24, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Unifi, Inc.

We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 28, 2009. Our audits also include the financial statement schedule in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 28, 2009 and June 29, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Unifi, Inc.’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Greensboro, North Carolina
September 11, 2009

CONSOLIDATED BALANCE SHEETS

	June 28,	June 29,
	2009	2008
	(Amounts in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$42,659	$20,248
Receivables, net	77,810	103,272
Inventories	89,665	122,890
Deferred income taxes	1,223	2,357
Assets held for sale	1,350	4,124
Restricted cash	6,477	9,314
Other current assets	5,464	3,693

Total current assets	224,648	265,898

Property, plant and equipment:
Land	3,489	3,696
Buildings and improvements	147,395	150,368
Machinery and equipment	542,205	622,546
Other	51,164	78,714

	744,253	855,324
Less accumulated depreciation	(583,610)	(678,025)

	160,643	177,299
Investments in unconsolidated affiliates	60,051	70,562
Restricted cash	453	26,048
Goodwill	—	18,579
Intangible assets, net	17,603	20,386
Other noncurrent assets	13,534	12,759

	$476,932	$591,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,050	$44,553
Accrued expenses	15,269	24,042
Income taxes payable	676	681
Current maturities of long-term debt and other current liabilities	6,845	9,805

Total current liabilities	48,840	79,081

Long-term debt and other liabilities	182,707	205,855
Deferred income taxes	416	926
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.10 par (500,000 shares authorized, 62,057 and 60,689 shares outstanding)	6,206	6,069
Capital in excess of par value	30,250	25,131
Retained earnings	205,498	254,494
Accumulated other comprehensive income	3,015	19,975

	244,969	305,669

	$476,932	$591,531

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands,
	except per share data)

Summary of Operations:
Net sales	$553,663	$713,346	$690,308
Cost of sales	525,157	662,764	651,911
Restructuring charges (recoveries)	91	4,027	(157)
Write down of long-lived assets	350	2,780	16,731
Goodwill impairment	18,580	—	—
Selling, general and administrative expenses	39,122	47,572	44,886
Provision for bad debts	2,414	214	7,174
Other operating (income) expense, net	(5,491)	(6,427)	(2,601)
Non-operating (income) expense:
Interest income	(2,933)	(2,910)	(3,187)
Interest expense	23,152	26,056	25,518
(Gain) loss on extinguishment of debt	(251)	—	25
Equity in (earnings) losses of unconsolidated affiliates	(3,251)	(1,402)	4,292
Write down of investment in unconsolidated affiliates	1,483	10,998	84,742

Loss from continuing operations before income taxes	(44,760)	(30,326)	(139,026)
Provision (benefit) for income taxes	4,301	(10,949)	(21,769)

Loss from continuing operations	(49,061)	(19,377)	(117,257)
Income from discontinued operations, net of tax	65	3,226	1,465

Net loss	$(48,996)	$(16,151)	$(115,792)

Loss per common share (basic and diluted):
Loss from continuing operations	$(.79)	$(.32)	$(2.09)
Income from discontinued operations, net of tax	—	.05	.03

Net loss per common share	$(.79)	$(.27)	$(2.06)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in		Other	Total	Comprehensive
	Shares	Common	Excess of	Retained	Comprehensive	Shareholders’	Income (Loss)
	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Equity	Note 1
	(Amounts in thousands)

Balance June 25, 2006	52,208	$5,220	$929	$386,592	$—	$(5,278)	$387,463
Issuance of stock	8,334	834	21,166	—	—	22,000
Stock registration costs	—	—	(63)	—	—	(63)
Stock option expense	—	—	1,691	—	—	1,691
Currency translation adjustments	—	—	—	—	9,655	9,655	$9,655
Net loss	—	—	—	(115,792)	—	(115,792)	(115,792)

Balance June 24, 2007	60,542	6,054	23,723	270,800	4,377	304,954	$(106,137)

Adoption of FIN 48	—	—	—	(155)	—	(155)
Options exercised	147	15	396	—	—	411
Stock registration costs	—	—	(3)	—	—	(3)
Stock option expense	—	—	1,015	—	—	1,015
Currency translation adjustments	—	—	—	—	15,598	15,598	$15,598
Net loss	—	—	—	(16,151)	—	(16,151)	(16,151)

Balance June 29, 2008	60,689	6,069	25,131	254,494	19,975	305,669	$(553)

Options exercised	1,368	137	3,694	—	—	3,831
Stock option expense	—	—	1,425	—	—	1,425
Currency translation adjustments	—	—	—	—	(16,960)	(16,960)	$(16,960)
Net loss	—	—	—	(48,996)	—	(48,996)	(48,996)

Balance June 28, 2009	62,057	$6,206	$30,250	$205,498	$3,015	$244,969	$(65,956)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Cash and cash equivalents at beginning of year	$20,248	$40,031	$35,317
Operating activities:
Net loss	(48,996)	(16,151)	(115,792)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Income from discontinued operations	(65)	(3,226)	(1,465)
Net (earnings) loss of unconsolidated affiliates, net of distributions	437	3,060	7,029
Depreciation	28,043	36,931	41,594
Amortization	4,430	4,643	3,264
Stock-based compensation expense	1,425	1,015	1,691
Deferred compensation expense, net	165	—	1,619
Net gain on asset sales	(5,856)	(4,003)	(1,225)
Non-cash portion of (gain) loss on extinguishment of debt	(251)	—	25
Non-cash portion of restructuring charges (recoveries), net	91	4,027	(157)
Non-cash write down of long-lived assets	350	2,780	16,731
Non-cash effect of goodwill impairment	18,580	—	—
Non-cash write down of investment in unconsolidated affiliates	1,483	10,998	84,742
Deferred income tax	360	(15,066)	(23,776)
Provision for bad debts	2,414	214	7,174
Other	400	(8)	(866)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	18,781	(5,163)	(2,522)
Inventories	27,681	14,144	5,619
Other current assets	(5,329)	1,641	187
Accounts payable and accrued expenses	(27,283)	(22,525)	(12,158)
Income taxes payable	100	362	(1,094)

Net cash provided by continuing operating activities	16,960	13,673	10,620

Investing activities:
Capital expenditures	(15,259)	(12,809)	(7,840)
Acquisitions	(500)	(1,063)	(43,165)
Return of capital from unconsolidated affiliates	—	—	3,630
Proceeds from sale of unconsolidated affiliate	9,000	8,750	—
Collection of notes receivable	1	250	1,266
Proceeds from sale of capital assets	7,005	17,821	5,099
Change in restricted cash	25,277	(14,209)	(4,036)
Net proceeds from split dollar life insurance surrenders	—	—	1,757
Split dollar life insurance premiums	(219)	(216)	(217)
Other	—	(85)	—

Net cash provided by (used in) investing activities	25,305	(1,561)	(43,506)

Financing activities:
Payment of long-term debt	(97,345)	(181,273)	(97,000)
Borrowing of long-term debt	77,060	147,000	133,000
Debt issuance costs	—	—	(455)
Proceeds from stock option exercises	3,831	411	—
Other	(305)	(1,144)	321

Net cash (used in) provided by financing activities	(16,759)	(35,006)	35,866

Cash flows of discontinued operations
Operating cash flow	(341)	(586)	277
Investing cash flow	—	—	—

Net cash (used in) provided by discontinued operations	(341)	(586)	277
Effect of exchange rate changes on cash and cash equivalents	(2,754)	3,697	1,457

Net increase (decrease) in cash and cash equivalents	22,411	(19,783)	4,714

Cash and cash equivalents at end of year	$42,659	$20,248	$40,031

The accompanying notes are an integral part of the financial statements.

Non-cash investing and financing activities

In fiscal year 2007, the Company issued 8.3 million shares of Unifi, Inc. common stock with a value of $22.0 million in connection with the Dillon Yarn Corporation asset acquisition .

Supplemental cash flow information is summarized below:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Cash payments for:
Interest	$22,639	$25,285	$23,145
Income taxes, net of refunds	3,164	2,898	2,677

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies and Financial Statement Information

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended three months or less prior to the dates of the Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned companies and partnerships where the Company is able to exercise significant influence, but not control are accounted for by the equity method in accordance with Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and therefore consolidated income includes the Company’s share of the investees’ income or losses. Intercompany profits and losses between the Company and its unconsolidated affiliates are eliminated until realized by the Company or the investee. Profits or losses from sales by the equity investees to the Company (“upstream sales”) are eliminated at the Company’s percentage ownership until realized on the equity in (earnings) losses of unconsolidated affiliates line on the Consolidated Statements of Operations and the investments in unconsolidated affiliates line of the Consolidated Balance Sheets. Profits or losses from sales by the Company to its equity investees (“downstream sales”) are eliminated at the Company’s percentage ownership until realized in the cost of goods sold line on the Consolidated Statements of Operations and the inventories line of the Consolidated Balance Sheets. Other intercompany income or expense items are matched to the offsetting expense or income at the Company’s percentage ownership on the equity in (earnings) losses of unconsolidated affiliates line on the Consolidated Statements of Operations.

Fiscal Year.  The Company’s fiscal year is the 52 or 53 weeks ending on the last Sunday in June. Fiscal year 2008 was comprised of 53 weeks. Fiscal years 2009 and 2007 were comprised of 52 weeks.

Reclassification.  The Company has reclassified the presentation of certain prior year information to conform to the current year presentation.

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

Foreign Currency Translation.  Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of shareholders’ equity and included in comprehensive income (loss). Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary’s functional currency) are included in other operating (income) expense, net in the Consolidated Statements of Operations.

Cash and Cash Equivalents.  Cash equivalents are defined as short-term investments having an original maturity of three months or less. The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents approximate fair value.

Restricted Cash.  Cash deposits held for a specific purpose or held as security for contractual obligations are classified as restricted cash. See “Footnote 3-Long-Term Debt and Other Liabilities” for further discussion on restricted cash.

Concentration of Credit Risk.  Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank accounts. In October 2008, the Emergency Economic Stabilization Act was passed which raised the covered limit to $250,000 per depositor. In addition, the Company’s primary domestic financial institution participated in the Federal Deposit Insurance Corporation (“FDIC”) Transaction Account Guarantee Program, which provides unlimited coverage. For the years ended June 28, 2009 and June 29, 2008, the Company’s domestic and restricted cash deposits in excess of federally insured limits were nil and $22.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Brazilian government insures cash deposits up to R$60 thousand per depositor. For the years ended June 28, 2009 and June 29, 2008, the Company’s uninsured Brazilian deposits were $18.2 million and $14.2 million, respectively.

Receivables.  The Company extends unsecured credit to certain customers as part of its normal business practices. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. General reserves are established based on the percentages applied to accounts receivable aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection becomes uncertain. Reserves for yarn quality claims are based on historical experience and known pending claims. The Company’s ability to collect its accounts receivable is based on a combination of factors including the aging of accounts receivable, collection experience and the financial condition of specific customers. Accounts are written off against the reserve when they are no longer deemed to be collectible. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The reserve for such losses was $4.8 million at June 28, 2009 and $4.0 million at June 29, 2008.

Inventories.  The Company utilizes the first-in, first-out (“FIFO”) or average cost method for valuing inventory. Inventories are valued at lower of cost or market including a provision for slow moving and obsolete items. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods based on the expected net realizable value of an item. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The total inventory reserves on the Company’s books at June 28, 2009 and June 29, 2008 were $3.7 million and $6.6 million, respectively. The following table reflects the composition of the Company’s inventory as of June 28, 2009 and June 29, 2008:

	June 28,	June 29,
	2009	2008
	(Amounts in thousands)

Raw materials and supplies	$42,351	$51,810
Work in process	5,936	7,021
Finished goods	41,378	64,059

	$89,665	$122,890

Other Current Assets.  Other current assets consist of prepaid insurance ($1.7 million and $0.8 million), prepaid VAT taxes ($2.0 million and $2.1 million), sales and service contract ($0.4 million and $0), information technology services ($0.3 million and $0.1 million), subscriptions ($0.1 million and $0.1 million), deposits ($0.7 million and $0.3 million) and other assets ($0.2 million and $0.3 million) as of June 28, 2009 and June 29, 2008, respectively.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years. The range of asset lives by category is as follows: buildings and improvements — fifteen to forty years, machinery and equipment — seven to fifteen years, and other assets — three to seven years. Amortization of assets recorded under capital leases is included as part of depreciation expense. See “Footnote 3-Long-Term Debt and Other Liabilities” for further discussion of capital leases. The Company had no significant binding commitments for capital expenditures as of June 28, 2009.

The Company capitalizes internal software costs from time to time when the costs meet or exceed its capitalization policy. The Company has $6.0 million and $6.8 million of capitalized internal software costs and $5.2 million and $6.1 million in accumulated amortization included in its property plant and equipment as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 28, 2009 and June 29, 2008, respectively. Internal software costs that are capitalized are amortized over a period of three years.

Costs related to property, plant and equipment which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the process or production capacity of an existing asset are expensed as repairs and maintenance. For the fiscal years ended June 28, 2009, June 29, 2008, and June 24, 2007, the Company incurred $7.7 million, $8.8 million, and $9.9 million, respectively, related to repair and maintenance expenses.

Impairment of Long-Lived Assets.  In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, impairments may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. During the fiscal year 2009, the Company evaluated the carrying amount of its long-lived assets in conjunction with its interim review of goodwill discussed below and determined that the carrying amount was recoverable and that no impairment charge was necessary.

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

Impairment of Joint Venture Investments.  APB 18 states that the inability of the equity investee to sustain sufficient earnings to justify its carrying value on other than a temporary basis should be assessed for impairment purposes. The Company evaluates its equity investments at least annually to determine whether there is evidence that an investment has been permanently impaired. See “Footnote 8 — Impairment Charges” for further discussion of these impairment charges.

Goodwill and Other Intangible Assets, Net.  The Company accounts for its goodwill and other intangibles under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. The Company’s goodwill impairment test is conducted annually commencing with the first day of its fourth quarter. Due to economic conditions and declining market capitalization of the Company during the third quarter of fiscal year 2009, the Company performed an interim impairment test resulting in an $18.6 million impairment charge to write off the goodwill. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a write-down necessary that previously required no such write-down. See “Footnote 8-Impairment Charges” for further discussion of goodwill charges.

Other Noncurrent Assets.  Other noncurrent assets at June 28, 2009, and June 29, 2008, consist primarily of cash surrender value of key executive life insurance policies ($3.4 million and $3.2 million), bond issue costs and debt origination fees ($4.7 million and $6.1 million), long-term deposits ($5.2 million and $2.7 million), and other miscellaneous assets ($0.2 million and $0.8 million), respectively. Debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest method. At June 28, 2009 and June 29, 2008, accumulated amortization for debt origination costs was $3.5 million and $2.4 million, respectively.

Accrued Expenses.  The following table reflects the composition of the Company’s accrued expenses as of June 28, 2009 and June 29, 2008:

	June 28,	June 29,
	2009	2008
	(Amounts in thousands)

Payroll and fringe benefits	$6,957	$11,101
Severance	1,385	1,935
Interest	2,496	2,813
Utilities	2,085	3,114
Closure reserve	—	1,414
Retiree reserve	190	244
Property taxes	1,094	1,132
Other	1,062	2,289

	$15,269	$24,042

Defined Contribution Plan.  The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible salaried and hourly employees. Under the terms of the DC Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. In March 2009, the Company terminated its match due to economic conditions and will periodically re-evaluate its matching of contributions as conditions improve in the future. For the fiscal years ended June 28, 2009, June 29, 2008, and June 24, 2007, the Company incurred $1.5 million, $2.1 million, and $2.2 million, respectively, of expense for its obligations under the matching provisions of the DC Plan.

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

Operating Leases.  The Company is obligated under operating leases relating primarily to real estate and equipment. Future obligations for minimum rentals under the leases during fiscal years after June 28, 2009 are $1.3 million in 2010, $1.0 million in 2011, $0.8 million in 2012, and $0.7 million in 2013, $0.7 million in 2014, and $1.0 million thereafter. Rental expense was $3.2 million, $3.0 million, and $3.3 million for the fiscal years 2009, 2008, and 2007, respectively. There are renewal options for some of these leases which cover various future periods from six months to two years with no escalation clauses.

Research and Development.  For fiscal years 2009, 2008, and 2007, the Company incurred $2.4 million, $2.6 million, and $2.5 million of expense for its research and development activities, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Operating (Income) Expense, Net.  The following table reflect the components of the Company’s other operating (income) expense, net:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Net gains on sales of fixed assets	$(5,856)	$(4,003)	$(1,225)
Gain from sale of nitrogen credits	—	(1,614)	—
Currency losses (gains)	354	522	(393)
Rental income	—	—	(106)
Technology fees from China joint venture	—	(1,398)	(1,226)
Other, net	11	66	349

	$(5,491)	$(6,427)	$(2,601)

Losses Per Share.  The following table details the computation of basic and diluted losses per share:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Numerator:
Loss from continuing operations before discontinued operations	$(49,061)	$(19,377)	$(117,257)
Income from discontinued operations, net of tax	65	3,226	1,465

Net loss	$(48,996)	$(16,151)	$(115,792)

Denominator:
Denominator for basic losses per share — weighted average shares	61,820	60,577	56,184
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	—	—

Diluted potential common shares denominator for diluted losses per Share — adjusted weighted average shares and assumed conversions	61,820	60,577	56,184

In fiscal years 2009, 2008, and 2007, options and unvested restricted stock awards had the potential effect of diluting basic earnings per share, and if the Company had net earnings in these years, diluted weighted average shares would have been higher than basic weighted average shares by 190,519 shares, 11,408 shares, and 9,935 shares, respectively.

Stock-Based Compensation.  The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R) “Shared-Based Payments” whereby compensation cost is recognized for share-based payments based on the grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. See “Footnote 6-Common Stock, Stock Option Plans and Restricted Stock Plan.”

Comprehensive Income (Loss).  Comprehensive income (loss) includes net loss and other changes in net assets of a business during a period from non-owner sources, which are not included in net loss. Such non-owner changes may include, for example, available-for-sale securities and foreign currency translation adjustments. Other than net loss, foreign currency translation adjustments presently represent the only component of comprehensive income (loss) for the Company. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events.  The Company evaluated events occurring between the end of its most recent fiscal year and the time on September 11, 2009 at which the Form 10-K was filed with the Securities Exchange Commission (“SEC”).

Recent Accounting Pronouncements.  In June 2009, Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” a replacement for SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement establishes a single source of generally accepted accounting principles (“GAAP”) called the “codification” and is to be applied by nongovernmental entities. All guidance contained in the codification carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the codification. The SEC also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur between the balance sheet and the financial statements issue date. This statement is effective for all interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial position or results of operations.

On December 29, 2008, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, requiring enhancements to the disclosure requirements for derivative and hedging activities. The objective of the enhanced disclosure requirement is to provide the user of financial statements with a clearer understanding of how the entity uses derivative instruments, how derivatives are accounted for, and how derivatives affect an entity’s financial position, cash flows and performance. The statement applies to all derivative and hedging instruments. SFAS No. 161 is effective for all fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not materially change the Company’s disclosures of derivative and hedging instruments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 and the adoption of this standard did not have a material effect on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates.  The preparation of financial statements in conformity with United States (“U.S.”) GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

On September 27, 2000, the Company and Nilit Ltd., located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. (“UNF”). The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha — Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations. The nylon segment had a supply agreement with UNF which expired in April 2008; however, the Company continues to purchase POY from the joint venture at agreed upon price points. The Company is in negotiations with Nilit to finalize a new supply agreement and expects the negotiations to be completed in the first half of fiscal year 2010.

The Company and Parkdale Mills, Inc. entered into a contribution agreement on June 30, 1997 whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 10 manufacturing facilities primarily located in central and western North Carolina. The Company’s investment in PAL at June 28, 2009 was $57.1 million and the underlying equity in the net assets of PAL at June 28, 2009 was $75.6 million. The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to an impairment charge recorded by the Company during fiscal year 2007.

The Food, Conservation, and Energy Act of 2008, (“2008 U.S. Farm Bill”), extended the existing upland cotton and extra long staple cotton programs, which includes economic adjustment assistance provisions for ten years. Eligible cotton is baled upland cotton regardless of origin which must be one of the following: Baled lint, loose; semi-processed motes or re-ginned motes as defined by the Upland Cotton Domestic User Agreement “Section A-2. Eligible and Ineligible Cotton”. Beginning August 1, 2008, the revised program will provide textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year which goes from August 1 to July 31, plus eighteen months to make the capital investments. PAL received benefits under this program in the amount of $14.0 million representing eleven months of cotton consumption, of which $9.7 million was recognized as a reduction to PAL’s cost of sales during the Company’s fiscal year 2009. The remaining $4.3 million of deferred revenue will be recognized by PAL based on qualifying capital expenditures.

In August 2005, the Company formed Yihua Unifi Fibre Company Limited (“YUFI”), a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”), to manufacture, process and market polyester filament

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

yarn in YCFC’s facilities in Yizheng, Jiangsu Province, People’s Republic of China (“China”). During fiscal year 2008, the Company’s management explored strategic options with its joint venture partner in China with the ultimate goal of determining if there was a viable path to profitability for YUFI. Management concluded that although YUFI had successfully grown its position in high value and premier value-added (“PVA”) products, commodity sales would continue to be a large and unprofitable portion of the joint venture’s business. In addition, the Company believed YUFI had focused too much attention and energy on non-value added issues, detracting management from its primary PVA objectives. Based on these conclusions, the Company decided to exit the joint venture and on July 30, 2008, the Company announced that it had reached a proposed agreement to sell its 50% interest in YUFI to its partner for $10.0 million.

As a result of the agreement with YCFC, the Company initiated a review of the carrying value of its investment in YUFI in accordance with APB 18 and determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008.

The Company expected to close the transaction in the second quarter of fiscal year 2009 pending negotiation and execution of definitive agreements and Chinese regulatory approvals. The agreement provided for YCFC to immediately take over operating control of YUFI, regardless of the timing of the final approvals and closure of the equity sale transaction. During the first quarter of fiscal year 2009, the Company gave up one of its senior staff appointees and YCFC appointed its own designee as General Manager of YUFI, who assumed full responsibility for the operating activities of YUFI at that time. As a result, the Company lost its ability to influence the operations of YUFI and therefore the Company ceased recording its share of losses commencing in the same quarter in accordance with APB 18.

In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million and recorded an additional impairment charge of $1.5 million, which included approximately $0.5 million related to certain disputed accounts receivable and $1.0 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price, was lower than carrying value.

On March 30, 2009, the Company closed on the sale and received $9 million in proceeds related to its investment in YUFI. The Company continues to service customers in Asia through Unifi Textiles Suzhou Co., Ltd. (“UTSC”), a wholly-owned subsidiary based in Suzhou, China, that is dedicated to the development, sales and service of PVA yarns. UTSC is located in the Gold River Center (room 1101), No. 88 Shishan Road, Suzhou New District, Suzhou, which is in Jiangsu Province.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed balance sheet information and income statement information as of June 28, 2009, June 29, 2008, and June 24, 2007 of combined unconsolidated equity affiliates were as follows (amounts in thousands):

	June 28, 2009
	PAL	YUFI(1)	UNF	USTF	Total

Current assets	$149,959	$—	$2,329	$—	$152,288
Noncurrent assets	98,460	—	3,433	—	101,893
Current liabilities	21,754	—	1,080	—	22,834
Noncurrent liabilities	4,294	—	—	—	4,294
Shareholder’s equity and capital accounts	222,371	—	4,682	—	227,053

	June 29, 2008
	PAL	YUFI	UNF	USTF(2)	Total

Current assets	$132,526	$30,678	$7,528	$—	$170,732
Noncurrent assets	112,974	59,552	5,329	—	177,855
Current liabilities	25,799	57,524	4,837	—	88,160
Noncurrent liabilities	—	—	—	—	—
Shareholder’s equity and capital accounts	219,701	32,706	8,020	—	260,427

	Fiscal Year Ended June 28, 2009
	PAL	YUFI	UNF	USTF	Total

Net sales	$408,841	$—	$18,159	$—	$427,000
Gross profit (loss)	26,232	—	(2,349)	—	23,883
Depreciation and amortization	18,805	—	1,896	—	20,701
Income (loss) from operations	17,618	—	(3,649)	—	13,969
Net income (loss)	13,895	—	(3,338)	—	10,557

	Fiscal Year Ended June 29, 2008
	PAL	YUFI	UNF	USTF	Total

Net sales	$460,497	$140,125	$25,528	$6,455	$632,605
Gross profit (loss)	21,504	(7,545)	175	571	14,705
Depreciation and amortization	17,777	6,170	1,738	578	26,263
Income (loss) from operations	10,437	(14,192)	(1,649)	189	(5,215)
Net income (loss)	24,269	(14,922)	(1,484)	148	8,011

	Fiscal Year Ended June 24, 2007
	PAL	YUFI	UNF	USTF	Total

Net sales	$440,366	$123,912	$20,852	$24,883	$610,013
Gross profit (loss)	19,785	(7,488)	(2,006)	2,507	12,798
Depreciation and amortization	24,798	5,276	1,897	2,125	34,096
Income (loss) from operations	5,043	(12,722)	(2,533)	929	(9,283)
Net income (loss)	7,376	(13,570)	(2,210)	671	(7,733)

(1)	The Company completed the sale of its investment in YUFI during the fourth quarter of fiscal year.

(2)	The Company sold USTF in the second quarter of fiscal year 2008.

USTF and PAL were organized as partnerships for U.S. tax purposes. Taxable income and losses are passed through USTF and PAL to the members in accordance with the Operating Agreements of USTF and PAL. For the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years ended June 28, 2009, June 29, 2008, and June 24, 2007, distributions received by the Company from PAL were $3.7 million, $4.5 million, and $6.4 million, respectively. The total undistributed earnings of unconsolidated equity affiliates were $3.3 million as of June 28, 2009. Included in the above net sales amounts for the 2009, 2008, and 2007 fiscal years are sales to Unifi of approximately $17.5 million, $26.7 million, and $22.0 million, respectively. These amounts represent sales of nylon POY from UNF for use in the production of textured nylon yarn in the ordinary course of business. The Company eliminated intercompany profits in accordance with its policy as discussed in “Footnote 1-Significant Accounting Policies and Financial Statement Information”.

3.	Long-Term Debt and Other Liabilities

A summary of long-term debt and other liabilities is as follows:

	June 28,	June 29,
	2009	2008
	(Amounts in thousands)

Senior secured notes — due 2014	$179,222	$190,000
Amended revolving credit facility	—	3,000
Brazilian government loans	6,931	17,117
Other obligations	3,399	5,543

Total debt and other obligations	189,552	215,660
Current maturities	(6,845)	(9,805)

Total long-term debt and other liabilities	$182,707	$205,855

Long-Term Debt

On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes (“2014 notes”) due May 15, 2014. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its amended revolving credit facility (“Amended Credit Agreement”) as discussed below. The assets include but are not limited to, property, plant and equipment, domestic capital stock and some foreign capital stock. Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, at June 28, 2009 was approximately $112.9 million.

Through fiscal year 2009, the Company sold property, plant and equipment secured by first-priority liens in aggregate amount of $25.0 million. In accordance with the 2014 note collateral documents and the indenture, the proceeds from the sale of the property, plant and equipment (First Priority Collateral) were deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. Through fiscal year 2009, the Company had utilized $16.2 million to repurchase qualifying assets. On April 3, 2009, the Company used the remaining $8.8 million of First Priority Collateral restricted funds to repurchase $8.8 million of the 2014 notes at par. As of June 28, 2009, the Company had no funds remaining in the First Priority Collateral Account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to May 15, 2009, the Company could elect to redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offerings at a redemption price equal to 111.5% of par value otherwise the Company cannot redeem the 2014 notes prior to May 15, 2010. After May 15, 2010, the Company can elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs. As of June 28, 2009, no such optional redemptions had occurred. The Company may purchase its 2014 notes, in open market purchases or in privately negotiated transactions and then retire them. Such purchases of the 2014 notes will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. In addition, the Company repurchased and retired notes having a face value of $2.0 million in open market purchases. The net effect of the gain on this repurchase and the write-off of the respective unamortized issuance cost related to the $8.8 million and $2.0 million of 2014 notes resulted in a net gain of $0.3 million.

Concurrently with the issuance of the 2014 notes, the Company amended its senior secured asset-based revolving credit facility to provide for a $100 million revolving borrowing base, to extend its maturity to 2011, and revise some of its other terms and covenants. The Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the 2014 notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

Borrowings under the Amended Credit Agreement bear interest at rates of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on the Company’s excess availability under the Amended Credit Agreement. The Amended Credit Agreement also includes a 0.25% LIBOR margin pricing reduction if the Company’s fixed charge coverage ratio is greater than 1.5 to 1.0. The unused line fee under the Amended Credit Agreement is 0.25% to 0.35% of the borrowing base. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.2 million, which are being amortized over the term of the Amended Credit Agreement.

As of June 28, 2009, under the terms of the Amended Credit Agreement, the Company had no outstanding borrowings and borrowing availability of $62.7 million. As of June 29, 2008, under the terms of the Amended Credit Agreement, the Company had $3.0 million of outstanding borrowings at a rate of 5% and borrowing availability of $89.2 million.

The Amended Credit Agreement contains affirmative and negative customary covenants for asset-based loans that restrict future borrowings and capital spending. The covenants under the Amended Credit Agreement are more restrictive than those in the indenture. Such covenants include, without limitation, restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of the Company’s capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on the Company’s property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor.

The Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the guarantor’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of June 28, 2009 the company had a fixed charge coverage ratio of less than 1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 1.0 and was therefore subjected to these restrictions. These restrictions will likely apply in future quarters until such time as the Company’s financial performance improves.

Under the Amended Credit Agreement, the maximum capital expenditures are limited to $30 million per fiscal year with a 75% one-year unused carry forward. The Amended Credit Agreement permits the Company to make distributions, subject to standard criteria, as long as pro forma excess availability is greater than $25 million both before and after giving effect to such distributions, subject to certain exceptions. Under the Amended Credit Agreement, acquisitions by the Company are subject to pro forma covenant compliance. If borrowing capacity is less than $25 million at any time, covenants will include a required minimum fixed charge coverage ratio of 1.1 to 1.0, receivables are subject to cash dominion, and annual capital expenditures are limited to $5.0 million per year of maintenance capital expenditures.

Unifi do Brazil, receives loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans have a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was 1.5% on June 28, 2009. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil makes certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 9.3% as of June 28, 2009. The ability to make new borrowings under the tax incentive program ended in May 2008.

The following table summarizes the maturities of the Company’s long-term debt and other noncurrent liabilities on a fiscal year basis:

Aggregate Maturities
(Amounts in thousands)
Balance at
June 28, 2009	2010	2011	2012	2013	2014	Thereafter

$189,552	$6,845	$1,275	$511	$148	$179,331	$1,442

Other Obligations

On May 20, 1997, the Company entered into a sale leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. During fiscal year 2008, management determined that it was not likely that the Company would purchase back the property at the end of the lease term even though the Company retains the right to purchase the property under the agreement on any semi-annual payment date in the amount pursuant to a prescribed formula as defined in the agreement. As of June 28, 2009 and June 29, 2008, the balance of the note was $1.0 million and $1.3 million and the net book value of the related assets was $2.2 million and $2.8 million, respectively. Payments for the remaining balance of the sale leaseback agreement are due semi-annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next three years are approximately $0.3 million. The interest rate implicit in the agreement is 7.84%.

As of June 28, 2009 and June 29, 2008, other obligations include $0.9 million and $0.9 million for a deferred compensation plan created in fiscal year 2007 for certain key management employees, $1.1 million and $1.4 million for retiree reserves and $0.3 million and $1.7 million in long-term severance obligations, respectively.

4.	Intangible Assets, Net

Other intangible assets subject to amortization consisted of customer relationships of $22.0 million and non-compete agreements of $4.0 million which were entered in connection with an asset acquisition consummated in fiscal year 2007. The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life and the non-compete agreement is being amortized using the straight-line

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method over seven years. There are no residual values related to these intangible assets. Accumulated amortization at June 28, 2009 and June 29, 2008 for these intangible assets was $8.7 million and $5.6 million, respectively. These intangible assets relate to the polyester segment.

In addition, the Company allocated $0.5 million to customer relationships arising from a transaction that closed in the second quarter of fiscal year 2009. This customer list is being amortized using the straight-line method over a period of one and one-half years. Accumulated amortization at June 28, 2009 was $0.2 million. These intangible assets relate to the polyester segment.

The following table represents the expected intangible asset amortization for the next five fiscal years:

	Aggregate Amortization Expenses
	2010	2011	2012	2013	2014
	(Amounts in thousands)

Customer list	$2,992	$2,173	$2,022	$1,837	$1,481
Non-compete contract	571	571	571	571	286

	$3,563	$2,744	$2,593	$2,408	$1,767

5.	Income Taxes

Income (loss) from continuing operations before income taxes is as follows:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Income (loss) from continuing operations before income taxes:
United States	$(54,310)	$(25,096)	$(135,036)
Foreign	9,550	(5,230)	(3,990)

	$(44,760)	$(30,326)	$(139,026)

The provision for (benefit from) income taxes applicable to continuing operations for fiscal years 2009, 2008, and 2007 consists of the following:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Current:
Federal	$—	$(5)	$(218)
State	—	(45)	(16)
Foreign	3,927	5,296	2,452

	3,927	5,246	2,218

Deferred:
Federal	$—	(14,504)	(24,106)
Repatriation of foreign earnings	—	1,866	3,206
State	—	(1,635)	(2,278)
Foreign	374	(1,922)	(809)

	374	(16,195)	(23,987)

Income tax provision (benefit)	$4,301	$(10,949)	$(21,769)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) was 9.6%, (36.1)%, and (15.7)% of pre-tax losses in fiscal 2009, 2008, and 2007, respectively. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(3.9)	(3.1)	(3.3)
Foreign income taxed at lower rates	2.1	17.2	2.2
Repatriation of foreign earnings	(3.9)	6.2	2.3
North Carolina investment tax credits expiration	2.2	8.0	—
Change in valuation allowance	45.2	(26.0)	18.0
Nondeductible expenses and other	2.9	(3.4)	0.1

Effective tax rate	9.6%	(36.1)%	(15.7)%

In fiscal year 2008, the Company accrued federal income tax on approximately $5.0 million of dividends expected to be distributed from a foreign subsidiary in future fiscal periods and approximately $0.3 million of dividends distributed from a foreign subsidiary during fiscal year 2008. During the third quarter of fiscal year 2009, management revised its assertion with respect to the repatriation of $5.0 million of dividends and now intends to permanently reinvest this amount outside of the U.S. In fiscal year 2007, the Company accrued federal income tax on approximately $9.2 million of dividends distributed from a foreign subsidiary in fiscal year 2008. Federal income tax on dividends was accrued in a fiscal year prior to distribution when previously unremitted foreign earnings were no longer deemed to be indefinitely reinvested outside the U.S.

Undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $47.3 million at June 28, 2009.

The deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and their basis for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 28, 2009 and June 29, 2008 were as follows:

	June 28,	June 29,
	2009	2008
	(Amounts in thousands)

Deferred tax assets:
Investments in unconsolidated affiliates	$18,882	$20,267
State tax credits	2,347	3,310
Accrued liabilities and valuation reserves	11,080	12,767
Net operating loss carryforwards	17,663	5,869
Intangible assets	8,809	2,133
Charitable contributions	253	643
Other items	2,392	2,426

Total gross deferred tax assets	61,426	47,415
Valuation allowance	(40,118)	(19,825)

Net deferred tax assets	21,308	27,590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 28,	June 29,
	2009	2008
	(Amounts in thousands)

Deferred tax liabilities:
Property, plant and equipment	20,114	24,296
Unremitted foreign earnings	—	1,750
Other	387	113

Total deferred tax liabilities	20,501	26,159

Net deferred tax asset	$807	$1,431

As of June 28, 2009, the Company has approximately $46.7 million in federal net operating loss carryforwards and approximately $41.3 million in state net operating loss carryforwards that may be used to offset future taxable income. The Company also has approximately $5.2 million in North Carolina investment tax credits and approximately $0.6 million charitable contribution carryforwards, the deferred income tax effects of which are fully offset by valuation allowances. These carryforwards, if unused, will expire as follows:

Federal net operating loss carryforwards	2024 through 2029
State net operating loss carryforwards	2011 through 2030
North Carolina investment tax credit carryforwards	2010 through 2015
Charitable contribution carryforwards	2010 through 2014

For the year ended June 28, 2009, the valuation allowance increased approximately $20.3 million primarily as a result of the increase in federal net operating loss carryforwards and the impairment of goodwill. For the year ended June 29, 2008, the valuation allowance decreased approximately $12.0 million primarily as a result of the reduction in federal net operating loss carryforwards and the expiration of state income tax credit carryforwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.

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

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows (amounts in thousands):

	June 28,	June 29,
	2009	2008
	(Amounts in thousands)

Beginning balance	$4,666	$6,813
Increases resulting from tax positions taken during prior periods	—	319
Decreases resulting from tax positions taken during prior periods	(2,499)	(2,466)

Ending balance	$2,167	$4,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

None of the unrecognized tax benefits would, if recognized, affect the effective tax rate. The Company believes it is reasonably possible unrecognized tax benefits will decrease approximately $1.2 million in the next twelve months as a result of expiring tax credit carryforwards.

The Company has elected upon adoption of FIN 48 to classify interest and penalties recognized in accordance with FIN 48 as income tax expense. The Company had $0.1 million of accrued interest and no penalties related to uncertain tax positions as of June 25, 2007. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal years 2008 or 2009.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2009, for non-U.S. income taxes for tax years 2000 through 2009, and for state and local income taxes for fiscal years 2001 through 2009. During the current fiscal year, the Internal Revenue Service completed their examination of the Company’s return for fiscal year 2006. The examination resulted in a $0.3 million reduction in the net operating loss carryforward, but did not affect the amount of tax the Company reported on its return.

6.	Common Stock, Stock Option Plans and Restricted Stock Plan

Common shares authorized were 500 million in fiscal years 2009 and 2008. Common shares outstanding at June 28, 2009 and June 29, 2008 were 62,057,300 and 60,689,300, respectively.

Stock options were granted during fiscal years 2009, 2008, and 2007. The fair value and related compensation expense of options were calculated as of the issuance date using a Monte Carlo model for the awards granted in fiscal years 2009 and 2008, which contain vesting provisions subject to market price conditions, and the Black-Scholes model for the awards that were granted during fiscal year 2007, which contain graded vesting provisions based on a continuous service condition. The stock option valuation models use the following assumptions:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
Options Granted	2009	2008	2007

Expected term (years)	7.9	6.6	6.2
Interest rate	3.7%	4.4%	5.0%
Volatility	63.6%	62.3%	56.2%
Dividend yield	—	—	—

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

During the first quarter of fiscal year 2007, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 1,065,000 options from the 1999 Long-Term Incentive Plan to certain key employees. With the exception of the immediate vesting of 300,000 options granted to the former Chief Executive Officer (“CEO”), the remaining options vest in three equal installments: the first one-third at the time of grant, the next one-third on the first anniversary of the grant and the final one-third on the second anniversary of the grant.

During the second quarter of fiscal year 2008, the Committee of the Board authorized the issuance of 1,570,000 options from the 1999 Long-Term Incentive Plan of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. The options issued to key employees are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The options issued to certain Board members are subject to a similar market condition in that one half of each member’s options vest on the date that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing price of the Company’s common stock shall have been at least $8.00 per share for thirty consecutive trading days and the remaining one half vest on the date that the closing price of the Company’s common stock shall have been at least $10.00 per share for thirty consecutive trading days. The Company used a Monte Carlo stock option model to estimate the fair value which ranges from $1.72 per share to $1.79 per share and the derived vesting periods which range from 2.4 to 3.9 years.

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

During the second quarter of fiscal year 2009, the Committee of the Board authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The exercise price is $4.16 per share which is equal to the market price of the Company’s stock on the grant date. The Company used a Monte Carlo stock option model to estimate the fair value of $2.49 per share and the derived vesting period of 1.2 years.

The compensation cost that was charged against income for the fiscal years ended June 28, 2009, June 29, 2008, and June 24, 2007 related to these plans was $1.4 million, $1.0 million, and $1.7 million, respectively. These costs were recorded as selling, general and administrative expense with the offset to additional paid-in-capital. The total income tax benefit recognized for share-based compensation in the Consolidated Statements of Operations was not material for all periods presented.

The fair value of each option award is estimated on the date of grant using either the Black-Scholes model for awards containing a service condition or a Monte Carlo model for awards containing a market price condition. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Monte Carlo model simulates future stock movements in order to determine the fair value of the option grant and derived service period.

The stock options granted in fiscal years 2009 and 2008 contain vesting provisions subject to a market condition as discussed above. The remaining stock options granted under the 1999 Long-Term Incentive Plan have vesting periods of two to five years of continuous service by the employee. All stock options have a 10 year contractual term. At June 28, 2009, the Company has 250,000 and 3,713,428 shares reserved for the options that remain outstanding under grants from the 2008 Long-Term Incentive Plan and the 1999 Long-Term Incentive Plan, respectively. There were no remaining outstanding options issued under the previous ISO and NQSO plans at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 28, 2009. No additional options will be issued under the 1999 Long-Term Incentive Plan or any previous ISO or NQSO plan. The stock option activity for fiscal years 2009, 2008, and 2007 of all four plans is as follows:

	ISO		NQSO
	Options	Weighted	Options	Weighted
	Outstanding	Avg. $/Share	Outstanding	Avg. $/Share

Fiscal year 2007:
Shares under option — beginning of year	3,729,674	5.94	216,667	22.41
Granted	1,065,000	2.89	—	—
Expired	(456,488)	6.22	(81,667)	31.00

Shares under option — end of year	4,338,186	5.16	135,000	17.22
Fiscal year 2008:
Granted	1,570,000	2.72	—	—
Exercised	(147,500)	2.79	—	—
Expired	(432,174)	7.37	(15,000)	16.31
Forfeited	(64,996)	2.84	—	—

Shares under option — end of year	5,263,516	4.35	120,000	17.33
Fiscal year 2009:
Granted	280,000	4.16	—	—
Exercised	(1,368,300)	2.80	—	—
Expired	(131,788)	7.42	(120,000)	17.33
Forfeited	(80,000)	3.26	—	—

Shares under option — end of year	3,963,428	4.79	—	—

The weighted average grant-date fair value of options granted in fiscal 2009, 2008, and 2007 was $2.49, $1.79, and $1.70, respectively. The total intrinsic value of options exercised was $1.6 million and $24 thousand in fiscal years 2009 and 2008, respectively. There were no options exercised in 2007. The total fair value of options vested was $0.3 million, $0.5 million and $2.0 million during fiscal years 2009, 2008 and 2007, respectively. The amount of cash received from the exercise of options was $3.8 million and $0.4 million in fiscal years 2009 and 2008, respectively.

The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options as of June 28, 2009:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$ 2.67 - $ 3.10	2,395,000	$2.76	7.5	895,000	$2.83
3.11 - 6.20	410,000	3.87	8.4	160,000	3.42
6.21 - 9.30	637,805	7.41	2.6	637,805	7.41
9.31 - 12.40	365,279	11.28	0.6	365,279	11.28
12.41 - 12.53	155,344	12.53	0.3	155,344	12.53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain required stock option information for awards granted under the 1999 Long-Term Incentive Plan and the 2008 Long-Term Incentive Plan as of and for the year ended June 28, 2009:

ISO

Number of options expected to vest	3,954,928
Weighted-average price of options expected to vest	$4.80
Intrinsic value of options expected to vest	$—
Weighted-average remaining contractual term of options expected to vest	5.86
Number of options exercisable as of June 28, 2009	2,213,428
Option price range	$2.76 - $12.53
Weighted-average exercise price for options currently exercisable	$6.27
Intrinsic value of options currently exercisable	$—
Weighted-average remaining contractual term of options currently exercisable	3.81

The Company has a policy of issuing new shares to satisfy share option exercises. The Company has elected an accounting policy of accelerated attribution for graded vesting.

As of June 28, 2009, unrecognized compensation costs related to unvested share based compensation arrangements was $1.2 million. The weighted average period over which these costs are expected to be recognized is 0.8 years.

The restricted stock activity for fiscal years 2009, 2008, and 2007 is as follows:

		Weighted Average
	Shares	Grant-Date Fair Value

Fiscal year 2007:
Unvested shares — beginning of year	10,400	6.63
Vested	(5,800)	6.92

Unvested shares — end of year	4,600	6.27
Fiscal year 2008:
Vested	(4,300)	6.36

Unvested shares — end of year	300	4.97
Fiscal year 2009:
Forfeited	(300)	4.97

Unvested shares — end of year	—	—

7.	Assets Held for Sale

As of June 29, 2008, the Company had assets held for sale related to the consolidation of its polyester manufacturing capacity which included the remaining assets and structures located in Kinston, North Carolina (“Kinston”) which had a carrying value of $1.7 million and certain real property and related assets located in Yadkinville, North Carolina which had a carrying value of $2.4 million.

On September 29, 2008, the Company entered into an agreement to sell certain idle real property and related assets located in Yadkinville, North Carolina, for $7.0 million. On December 19, 2008, the Company completed the sale and recorded a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009. The gain is included in the other operating (income) expense, net line on the Consolidated Statements of Operations.

During the fourth quarter of fiscal year 2009, the Company completed its SFAS No. 144 review of the remaining Kinston assets and determined that the carrying value exceeded its fair value. As a result, the Company recorded $0.4 million in non-cash impairment charges related to these assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes by category assets held for sale:

	June 28,	June 29,
	2009	2008
	(Amounts in thousands)

Land and Building	$—	$1,378
Machinery and equipment	1,350	2,746

	$1,350	$4,124

Effective for fiscal year 2009, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. As a result the Company’s assets held for sale are included in the deferral provided for by FSP FAS 157-2.

8.	Impairment Charges

Write down of long-lived assets

During fiscal year 2007, the Company reviewed its operating facilities located in Madison, North Carolina which were comprised of three manufacturing plants and one warehouse (the “Madison facilities”) since it had been for sale for a one year period and had not sold. The Company completed its SFAS No. 144 review relating to the Madison facilities and based on new appraisals recorded an additional non-cash impairment charge of $3.0 million. In addition, the Madison facilities stored idle equipment relating to its operations that had no market value. The Company determined to abandon the equipment and as a result recorded a non-cash impairment charge of $5.6 million.

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

During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at Dillon Yarn Corporation (“Dillon”). The Company sold several machines to a foreign subsidiary and in addition transferred several other machines to its Yadkinville, North Carolina facility. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially less than their carrying value. The last five remaining machines were scrapped for spare parts inventory. These eleven machines were written down to fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value will be depreciated over a two-year period which is consistent with the life of the lease.

In addition, during the second quarter of fiscal year 2008, the Company negotiated with a third party to sell its Kinston, North Carolina polyester facility. Based on appraisals, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, the Company recorded $0.7 million in non-cash impairment charges. On March 20, 2008, the Company completed the sale of assets located in Kinston. The Company retained the right to sell certain idle polyester assets for a period of two years.

During the fourth quarter of fiscal year 2009, the Company determined that a SFAS No. 144 review of the remaining assets held for sale located in Kinston, North Carolina was necessary as a result of sales negotiations. The cash flow projections related to these assets were based on the expected sales proceeds, which were estimated based on the current status of negotiations with a potential buyer. As a result of this review, the Company determined that the carrying value of the assets exceeded the fair value and recorded $0.4 million in non-cash impairment charges related to these assets held for sale as discussed above in “Footnote 7-Assets Held For Sale”.

Write down of investment in unconsolidated affiliates

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

During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC from $10.0 million to $9.0 million. As a result, the Company recorded an additional impairment charge of $1.5 million, which included approximately $0.5 million related to certain disputed accounts receivable and $1.0 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price, was lower than carrying value. During the fourth quarter of fiscal year 2009, the Company completed the sale of YUFI to YCFC. See “Footnote 2-Investments in Unconsolidated Affiliates” for further discussion.

Goodwill Impairment

The Company accounts for its goodwill and other intangibles under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that these assets be reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. This impairment test involves estimates and judgments that are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In accordance with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS No. 142, the Company determined that its reportable segments were comprised of three reporting units; domestic polyester, non-domestic polyester, and nylon.

The Company’s balance sheet at December 28, 2008 reflected $18.6 million of goodwill, all of which related to the acquisition of Dillon in January 2007. The Company previously determined that all of this goodwill should be allocated to the domestic polyester reporting unit. Based on a decline in its market capitalization during the third quarter of fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill during the quarter ended March 29, 2009. In connection with this third quarter interim impairment analysis, the Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The projected cash flows are based on the Company’s forecasts of volume, with consideration of relevant industry and macroeconomic trends. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach utilizing market multiples of “guideline” publicly traded companies. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18.6 million in the third quarter of fiscal year 2009.

9.	Severance and Restructuring Charges

Severance

On April 20, 2006, the Company re-organized its domestic business operations. Approximately 45 management level salaried employees were affected by this plan of reorganization. During fiscal year 2007, the Company recorded an additional $0.3 million for severance related to this reorganization. The severance expense is included in the restructuring charges (recoveries) line item in the Consolidated Statements of Operations.

On April 26, 2007, the Company announced its plan to consolidate its domestic capacity and close its recently acquired Dillon polyester facility. In accordance with the provisions of Statements of Financial Accounting Standards No. 141, “Business Combinations”, the Company recorded a balance sheet adjustment to book a $0.7 million assumed liability for severance in fiscal year 2007 with the offset to goodwill. Approximately 291 wage employees and 25 salaried employees were affected by this consolidation plan.

On August 2, 2007, the Company announced the closure of its Kinston, North Carolina polyester facility. The Kinston facility produced POY for internal consumption and third party sales. In the future, the Company will purchase its commodity POY needs from external suppliers for conversion in its texturing operations. The Company will continue to produce POY in the Yadkinville, North Carolina facility for its specialty and premium value yarns and certain commodity yarns. During fiscal year 2008, the Company recorded $1.3 million for severance related to its Kinston consolidation. Approximately 231 employees which included 31 salaried positions and 200 wage positions were affected as a result of this reorganization. The severance expense is included in the cost of sales line item in the Consolidated Statements of Operations.

On August 22, 2007, the Company announced its plan to re-organize certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded $1.1 million for severance related to this reorganization. Approximately 54 salaried employees were affected by this reorganization. The severance expense is included in the restructuring charges (recoveries) line item in the Consolidated Statements of Operations. In addition, the Company recorded severance of $2.4 million for its former CEO and $1.7 million for severance related to its former Chief Financial Officer (“CFO”) during fiscal year 2008. These additional severance expenses are included in the selling, general and administrative expense line item in the Consolidated Statements of Operations.

On May 14, 2008, the Company announced the closure of its polyester facility located in Staunton, Virginia and the transfer of certain production to its facility in Yadkinville, North Carolina which was completed in November 2008. During the first quarter of fiscal year 2009, the Company recorded $0.1 million for severance related to its Staunton consolidation. Approximately 40 salaried and wage employees were affected by this reorganization. The severance expenses are included in the cost of sales line item in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the third quarter of fiscal year 2009, the Company re-organized and reduced its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain salaried corporate and manufacturing support staff. The severance expenses are included in the restructuring charges (recoveries) line item in the Consolidated Statements of Operations.

Restructuring

On October 25, 2006, the Company’s Board of Directors approved the purchase of the assets of the Dillon Yarn Division (“Dillon”) of Dillon Yarn Corporation. This approval was based on a business plan which assumed certain significant synergies that were expected to be realized from the elimination of redundant overhead, the rationalization of under-utilized assets and certain other product optimization. The preliminary asset rationalization plan included exiting two of the three production activities currently operating at the Dillon facility and moving them to other Unifi manufacturing facilities. The plan was to be finalized once operations personnel from the Company would have full access to the Dillon facility, in order to determine the optimal asset plan for the Company’s anticipated product mix. This plan was consistent with the Company’s domestic market consolidation strategy. On January 1, 2007, the Company completed the Dillon asset acquisition.

Concurrent with the acquisition the Company entered into a Sales and Services Agreement (the “Agreement”). The Agreement covered the services of certain Dillon personnel who were responsible for product sales and certain other personnel that were primarily focused on the planning and operations at the Dillon facility. The services would be provided over a period of two years at a fixed cost of $6.0 million. In the fourth quarter of fiscal year 2007, the Company finalized its plan and announced its decision to exit its recently acquired Dillon polyester facility.

The closure of the Dillon facility triggered an evaluation of the Company’s obligations arising under the Agreement. The Company evaluated the guidance contained in SFAS No. 141 “Business Combinations”, as well as the guidance contained in EITF Abstract Issue No. 95-3 (“EITF 95-3”) “Recognition of Liabilities in Connection with a Purchase Business Combination” in determining the appropriate accounting for the costs associated with the Agreement. The Company determined from this evaluation that the fair value of the services to be received under the Agreement were significantly lower than the obligation to Dillon. As a result, the Company determined that a portion of the obligation should be considered an “unfavorable contract” as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company concluded that costs totaling approximately $3.1 million relating to services provided under the Agreement were for the ongoing benefit of the combined business and therefore should be reflected as an expense in the Company’s Consolidated Statements of Operations, as incurred. The remaining Agreement costs totaling approximately $2.9 million were for the personnel involved in the planning and operations of the Dillon facility and related to the time period after shutdown in June 2007. Therefore, these costs were reflected as an assumed purchase liability in accordance with SFAS No. 141, since these costs no longer related to the generation of revenue and had no future economic benefit to the combined business.

In fiscal year 2008, the Company recorded $3.4 million for restructuring charges related to contract termination costs and other noncancellable contracts for continued services after the closing of the Kinston facility. See the Severance discussion above for further details related to Kinston. These charges were recorded in the restructuring charges (recoveries) line item in the Consolidated Statements of Operations for fiscal year 2008.

The Company recorded restructuring charges in lease related costs associated with the closure of its polyester facility in Altamahaw, North Carolina during fiscal year 2004. In the second quarter of fiscal year 2008, the Company negotiated the remaining obligation on the lease and recorded a $0.3 million net favorable adjustment related to the cancellation of the lease obligation. This recovery was recorded in the restructuring charges (recoveries) line item in the Consolidated Statements of Operations for fiscal year 2008.

During the fourth quarter of fiscal year 2009, the Company recorded $0.2 million of restructuring recoveries related to retiree reserves. This recovery was recorded in the restructuring charges (recoveries) line item in the Consolidated Statements of Operations for fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 28, 2009 and June 29, 2008 (amounts in thousands):

	Balance at				Balance at
	June 29,	Additional		Amount	June 28,
	2008	Charges	Adjustments	Used	2009

Accrued severance	$3,668	$371	$5	$(2,357)	$1,687	(1)
Accrued restructuring	1,414	—	224	(1,638)	—

	Balance at				Balance at
	June 24,	Additional		Amount	June 29,
	2007	Charges	Adjustments	Used	2008

Accrued severance	$877	$6,533	$207	$(3,949)	$3,668	(2)
Accrued restructuring	5,685	3,125	(176)	(7,220)	1,414

(1)	As of June 28, 2009, the Company classified $0.3 million of the executive severance as long-term.

(2)	As of June 29, 2008, the Company classified $1.7 million of the executive severance as long term.

10.	Discontinued Operations

On July 28, 2004, the Company announced its decision to close its European manufacturing operations including the polyester manufacturing facilities in Ireland. During the first quarter of fiscal year 2006, the Company received the final proceeds from the sale of capital assets with only worker’s compensation claims and other regulatory commitments to be completed. In accordance with SFAS No. 144, the Company included the operating results from this facility as discontinued operations for fiscal years 2007, 2008, and 2009. In addition, during fiscal year 2007, the Company recorded a $1.1 million previously unrecognized foreign income tax benefit with respect to the sale of certain capital assets. In accordance with SFAS No. 5, “Accounting for Contingencies”, management determined that it was no longer probable that additional taxes accrued on the sale had been incurred. On March 31, 2009, the Company completed the final accounting for the closure of the subsidiary and filed the appropriate dissolution papers with the Irish government.

The Company’s polyester dyed facility in Manchester, England closed in June 2004 and the physical assets were abandoned in June 2005. At that time, the remaining assets and liabilities, which consisted of cash, receivables, office furniture and equipment, and intercompany payables were turned over to local liquidators for settlement. The subsidiary also had reserves recorded for claims by third party creditors for preferential transfers related to its historical intercompany activity. In June 2008, in accordance with SFAS No. 5 “Accounting for Contingencies”, the Company determined that the likelihood of such claims were remote and therefore recorded $3.2 million of recoveries related to the reversal of the reserves. In accordance with SFAS No. 144, the Company included the results from discontinued operations in its net loss for fiscal years 2007, 2008, and 2009. The subsidiary was dissolved on May 11, 2009.

Results of all discontinued operations which include the European Division and the dyed facility in England are as follows:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Net sales	$—	$—	$—

Income (loss) from discontinued operations before income taxes	$65	$3,205	$385
Income tax benefit	—	(21)	(1,080)

Net income from discontinued operations, net of taxes	$65	$3,226	$1,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Financial Instruments and Fair Value Measurements

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

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates they are consummated. The Company utilizes some natural hedging to mitigate these transaction exposures. The Company primarily enters into foreign currency forward contracts for the purchase and sale of European, North American and Brazilian currencies to use as economic hedges against balance sheet balance sheet and income statement currency exposures. These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions.

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the outstanding accounts receivable and forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed inventory purchases made by its Brazilian subsidiary. Generally 5% of these inventory purchases are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. The latest maturity for all outstanding purchase and sales foreign currency forward contracts are August 2009 and October 2009, respectively.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 establishes a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.

The levels of the fair value hierarchy are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, or

•	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The dollar equivalent of these forward currency contracts and their related fair values are detailed below:

	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Foreign currency purchase contracts:	Level 2	Level 2	Level 2

Notional amount	$110	$492	$1,778
Fair value	130	499	1,783

Net gain	$(20)	$(7)	$(5)

Foreign currency sales contracts:
Notional amount	$1,121	$620	$397
Fair value	1,167	642	400

Net loss	$(46)	$(22)	$(3)

The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $0.4 million and $0.5 million for fiscal years ended June 28, 2009 and June 29, 2008 and a pre-tax gain of $0.4 million for fiscal year ended June 24, 2007.

12.	Contingencies

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston from Invista S.a.r.l. (“INVISTA”). The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the EPA and DENR pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR with respect to this site will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

13.	Related Party Transactions

In fiscal 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction the Company and Dillon entered into a Sales and Services Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon an aggregate amount of $6.0 million in exchange for certain sales and transitional services to be provided by Dillon’s sales staff and executive management, of which $0.5 million, $1.1 million and $1.5 million was expensed in fiscal 2009, 2008 and 2007, respectively. The remaining $2.9 million contract costs were reflected as an assumed purchase liability in accordance with SFAS No. 141, since after the closure of the Dillon facility these costs no longer related to the generation of revenue and had no future economic benefit to the combined business. In addition during fiscal years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, 2008, and 2007, the Company recorded sales to and commission income from Dillon in the aggregate amount of $51 thousand, $62 thousand and $18.9 million, has purchased products from Dillon in an aggregate amount of $2.8 million, $2.3 million and $1.9 million and paid to Dillon, for certain employee and other expense reimbursements, an aggregate amount of $0.2 million, $0.5 million and $4.5 million, respectively. Further in connection with the Transaction, Dillon guaranteed up to $1.0 million of the Company’s receivable from New River Industries, Inc. (“New River”). During fiscal year 2008, New River declared bankruptcy. Pursuant to this guarantee, during fiscal year 2008, the Company received $1.0 million from Dillon to settle the receivable.

On December 1, 2008, the Company entered into an agreement to extend the polyester services portion of the Sales and Service Agreement for a term of one year effective January 1, 2009 pursuant to which the Company will pay Dillon an aggregate amount of $1.7 million. The Company recorded $0.9 million in expenses related to this contract for the fiscal year 2009. Mr. Stephen Wener is the President and Chief Executive Officer of Dillon. Mr. Wener has been a member of the Company’s Board since May 24, 2007. The terms of the Company’s Sales and Service Agreement with Dillon are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar services.

As of June 28, 2009 and June 29, 2008, the Company had outstanding payables to Dillon in the amounts of $0.3 million, and $0.2 million, respectively.

In fiscal year 2008, Unifi Manufacturing, Inc. (“UMI”), a wholly owned subsidiary of the Company, sold certain real and personal property held by UMI located in Dillon, South Carolina, to 1019 Realty LLC (the “Buyer”) at the sales price of $4.0 million. The real and personal property being sold by UMI was acquired by the Company pursuant to the Transaction. Mr. Wener is a manager of the Buyer and has a 13.5% ownership interest in and is the sole manager of an entity which owns 50% of the Buyer.

Mr. Wener is an Executive Vice President of American Drawtech Company, Inc. (“ADC”) and beneficially owns a 12.5% equity interest in ADC. During fiscal years 2009, 2008, and 2007, the Company recorded sales to and commission income from ADC in the aggregate amount of $2.2 million, $2.4 million, and $3.5 million and paid expenses to ADC of $15 thousand, $17 thousand, and $1 thousand, respectively. The sales terms, in management’s opinion, are comparable to terms that the Company would have been able to negotiate with an independent third party. As of June 28, 2009 and June 29, 2008, the Company had $0.2 million and $0.3 million, respectively, of outstanding ADC customer receivables.

During fiscal year 2009, Mr. Wener was a director of Titan Textile Canada, Inc. (“Titan”) and beneficially owned a 12.5% equity interest in Titan. During fiscal years 2009, 2008, and 2007, the Company recorded sales to Titan in the amount of $0.7 million, $2.3 million, and $1.4 million, respectively. As of June 28, 2009 and June 29, 2008, the Company had nil and $0.6 million of outstanding Titan customer receivables, respectively. As of February 24, 2009, Mr. Wener resigned as director and sold his equity interest in Titan.

Mr. Kenneth Langone is a director, stockholder, and Chairman of the Board of Salem Holding Company. In fiscal years 2009, 2008, and 2007, the Company paid Salem Leasing Corporation, a wholly owned subsidiary of Salem Holding Company, $3.3 million, $3.4 million, and $3.3 million, respectively, in connection with leases of tractors and trailers, and for related services. The terms of the Company’s leases with Salem Leasing Corporation are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar equipment and services.

As of June 28, 2009 and June 29, 2008, the Company had outstanding payables to Salem Leasing Corporation in the amounts of $0.2 million and $0.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Results (Unaudited)

Quarterly financial data for the fiscal years ended June 28, 2009 and June 29, 2008 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
	(Amounts in thousands, except per share data)

2009:
Net sales	$169,009	$125,727	$119,094	$139,833
Gross profit	13,425	2,312	372	12,397
Income (loss) from discontinued operations, net of tax	(104)	216	(45)	(2)
Net loss	(676)	(9,068)	(32,996)	(6,256)
Per Share of Common Stock (basic and diluted):
Net loss	$(.01)	$(.15)	$(.53)	$(.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)

2008:
Net sales	$170,536	$183,369	$169,836	$189,605
Gross profit	10,993	8,320	13,432	17,837
Income (loss) from discontinued operations, net of tax	(32)	109	(55)	3,204
Net income (loss)	(9,188)	(7,746)	12	771
Per Share of Common Stock (basic and diluted):
Net income (loss)	$(.15)	$(.13)	$.00	$.01

During the second quarter of fiscal year 2009, the Company recorded $1.5 million of impairment charges related to the sale of its interest in YUFI to YCFC. In addition, in the third quarter of fiscal year 2009, the Company recorded $18.6 million in goodwill impairment charges which related to its Dillon acquisition. During the first quarter and fourth quarter of fiscal year 2008, the Company recorded $4.5 million and $6.4 million of impairment charges related to its investment in USTF and YUFI, respectively, as discussed in “Footnote 8-Impairment Charges”.

During the fourth quarter of fiscal year 2009, the Company recorded a $3.3 million adjustment related to PAL as discussed in “Footnote 2-Investment in Unconsolidated Affiliates”.

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

	Polyester	Nylon	Total
	(Amounts in thousands)

Fiscal year 2009:
Net sales to external customers	$403,124	$150,539	$553,663
Inter-segment net sales	—	81	81
Depreciation and amortization	24,324	6,859	31,183
Restructuring charges	199	73	272
Write down of long-lived assets	350	—	350
Goodwill impairment	18,580	—	18,580
Segment operating profit (loss)	(33,178)	3,360	(29,818)
Total assets	314,551	75,023	389,574
Fiscal year 2008:
Net sales to external customers	$530,567	$182,779	$713,346
Inter-segment net sales	7,103	2,911	10,014
Depreciation and amortization	27,223	13,089	40,312
Restructuring charges	3,818	209	4,027
Write down of long-lived assets	2,780	—	2,780
Segment operating profit (loss)	(10,846)	7,049	(3,797)
Total assets	387,272	92,455	479,727
Fiscal year 2007:
Net sales to external customers	$530,092	$160,216	$690,308
Inter-segment net sales	4,611	2,955	7,566
Depreciation and amortization	29,390	14,159	43,549
Restructuring recoveries	(103)	(54)	(157)
Write down of long-lived assets	6,930	8,601	15,531
Segment operating loss	(11,729)	(10,134)	(21,863)
Total assets	419,390	110,702	530,092

For purposes of internal management reporting, segment operating profit (loss) represents segment net sales less cost of sales, segment restructuring charges, segment impairments of long-lived assets, goodwill impairment, and allocated selling, general and administrative expenses. Certain non-segment manufacturing and unallocated selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. This allocation methodology is updated as part of the annual budgeting process. In the prior year, consolidated intersegment sales were recorded at market. Beginning in fiscal year 2009, the Company changed its domestic intersegment transfer pricing of inventory from a market value approach to a cost approach. Using the new methodology, no intersegment sales are recorded for domestic transfers of inventory. The remaining intersegment sales relate to sales to the Company’s foreign subsidiaries which are still recorded at market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. Segment operating income (loss) excludes the provision for bad debts of $2.4 million, $0.2 million, and $7.2 million for fiscal years 2009, 2008, and 2007, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate fixed assets if they have been placed in service but have not as yet been moved for management segment reporting.

The net decrease of $72.7 million in the polyester segment total assets between fiscal year end 2008 and 2009 primarily reflects decreases in inventory of $26.1 million, goodwill of $18.6 million, accounts receivable of $17.1 million, fixed assets of $11.0 million, long-term restricted cash of $7.3 million, short-term restricted cash of $2.8 million, other current assets of $2.2 million, other assets of $1.7 million, and deferred taxes of $1.1 million offset by an increase in cash of $15.2 million. The net decrease of $17.4 million in the nylon segment total assets between fiscal year end 2008 and 2009 is primarily a result of a decrease in inventory of $7.0 million, accounts receivable of $6.1 million, fixed assets of $5.7 million, and other current assets of $0.1 million offset by an increase in other assets of $0.9 million and cash of $0.6 million.

The net decrease of $32.1 million in the polyester segment total assets between fiscal year end 2007 and 2008 primarily reflects decreases in fixed assets of $19.3 million, inventory of $8.6 million, cash of $4.1 million, deferred taxes of $3.7 million, assets held for sale of $3.7 million, and other assets of $2.2 million offset by an increase in other current assets of $6.6 million and accounts receivable of $2.9 million. The net decrease of $18.2 million in the nylon segment total assets between fiscal year end 2007 and 2008 is primarily a result of a decrease in fixed assets of $13.2 million, assets held for sale of $3.4 million, deferred taxes of $2.6 million, inventory of $0.8 million, and cash of $0.2 million offset by an increase in accounts receivable of $2.0 million.

The following tables present reconciliations from segment data to consolidated reporting data:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$31,183	$40,378	$43,549
Depreciation included in other operating (income) expense	143	38	174
Amortization included in interest expense, net	1,147	1,158	1,135

Consolidated depreciation and amortization	$32,473	$41,574	$44,858

Operating loss:
Reportable segments loss	$(29,818)	$(3,797)	$(21,863)
Restructuring charges	(181)	—	—
Write down of long-lived assets	—	—	1,200
Provision for bad debts	2,414	214	7,174
Other operating (income) expense, net	(5,491)	(6,427)	(2,601)
Interest income	(2,933)	(2,910)	(3,187)
Interest expense	23,152	26,056	25,518
(Gain) loss on extinguishment of debt	(251)	—	25
Equity in (earnings) losses of unconsolidated affiliates	(3,251)	(1,402)	4,292
Write down of investment in unconsolidated affiliates	1,483	10,998	84,742

Loss from continuing operations before income taxes and extraordinary item	$(44,760)	$(30,326)	$(139,026)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Total assets:
Reportable segments total assets	$389,574	$479,727	$530,092
Corporate current assets	10,096	22,717	23,075
Unallocated corporate fixed assets	11,388	11,796	12,507
Other non-current corporate assets	8,147	9,342	10,293
Investments in unconsolidated affiliates	60,051	70,562	93,170
Intersegment eliminations	(2,324)	(2,613)	(3,184)

Consolidated assets	$476,932	$591,531	$665,953

Capital expenditures for long-lived assets for fiscal year 2009 totaled $15.3 million of which $13.4 million related to the polyester segment and $0.7 million related to the nylon segment and for fiscal year 2008 totaled $12.8 million of which $11.7 million related to the polyester segment and $0.6 million related to the nylon segment.

The Company’s domestic operations serve customers principally located in the U.S. as well as international customers located primarily in Canada, Mexico and Israel and various countries in Europe, Central America, South America and South Africa. Export sales from its U.S. operations aggregated $81.0 million in fiscal year 2009, $112.2 million in fiscal year 2008, and $90.4 million in fiscal year 2007. In fiscal year 2009, 2008, and 2007, the Company had net sales of $58.2 million, $77.3 million, and $71.6 million, respectively, to one customer which was approximately 11% of consolidated net sales. Most of the Company’s sales to this customer were related to its nylon segment. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers and dispersion across different end-uses and geographic regions.

The Company’s foreign operations primarily consist of manufacturing operations in Brazil and Colombia. Net sales and total long-lived assets of the Company’s continuing foreign and domestic operations are as follows:

	Fiscal Years Ended
	June 28,	June 29,	June 24,
	2009	2008	2007
	(Amounts in thousands)

Domestic operations:
Net sales	$434,015	$581,400	$574,857
Total long-lived assets	209,117	240,547	272,868
Brazil operations:
Net sales	$113,458	$128,531	$110,191
Total long-lived assets	24,319	38,624	33,081
Other foreign operations:
Net sales	$6,190	$3,415	$5,260
Total long-lived assets	1,245	7,497	21,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Condensed Consolidating Financial Statements

The guarantor subsidiaries presented below represent the Company’s subsidiaries that are subject to the terms and conditions outlined in the indenture governing the Company’s issuance of senior secured notes and guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries which do not guarantee the notes. Each subsidiary guarantor is 100% owned by Unifi, Inc. and all guarantees are full and unconditional.

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries for the notes is presented below.

Balance Sheet Information as of June 28, 2009 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$11,509	$(813)	$31,963	$—	$42,659
Receivables, net	100	56,031	21,679	—	77,810
Inventories	—	63,919	25,746	—	89,665
Deferred income taxes	—	—	1,223	—	1,223
Assets held for sale	—	1,350	—	—	1,350
Restricted cash	—	—	6,477	—	6,477
Other current assets	46	2,199	3,219	—	5,464

Total current assets	11,655	122,686	90,307	—	224,648

Property, plant and equipment	11,336	665,724	67,193	—	744,253
Less accumulated depreciation	(1,899)	(534,297)	(47,414)	—	(583,610)

	9,437	131,427	19,779	—	160,643
Investments in unconsolidated affiliates	—	57,107	2,944	—	60,051
Restricted cash	—	—	453	—	453
Investments in consolidated subsidiaries	360,897	—	—	(360,897)	—
Goodwill and intangible assets, net	—	17,603	—	—	17,603
Other noncurrent assets	45,041	(29,214)	(2,293)	—	13,534

	$427,030	$299,609	$111,190	$(360,897)	$476,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$37	$19,888	$6,125	$—	$26,050
Accrued expenses	1,690	11,033	2,546	—	15,269
Income taxes payable	—	—	676	—	676
Current maturities of long-term debt and other current liabilities	—	368	6,477	—	6,845

Total current liabilities	1,727	31,289	15,824	—	48,840

Long-term debt and other liabilities	180,334	1,920	453	—	182,707
Deferred income taxes	—	—	416	—	416
Shareholders’/ invested equity	244,969	266,400	94,497	(360,897)	244,969

	$427,030	$299,609	$111,190	$(360,897)	$476,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Information as of June 29, 2008 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$689	$3,377	$16,182	$—	$20,248
Receivables, net	66	82,040	21,166	—	103,272
Inventories	—	92,581	30,309	—	122,890
Deferred income taxes	—	—	2,357	—	2,357
Assets held for sale	—	4,124	—	—	4,124
Restricted cash	—	—	9,314	—	9,314
Other current assets	26	733	2,934	—	3,693

Total current assets	781	182,855	82,262	—	265,898

Property, plant and equipment	11,273	765,710	78,341	—	855,324
Less accumulated depreciation	(1,616)	(623,262)	(53,147)	—	(678,025)

	9,657	142,448	25,194	—	177,299
Investments in unconsolidated affiliates	—	60,853	9,709	—	70,562
Restricted cash	—	18,246	7,802	—	26,048
Investments in consolidated subsidiaries	417,503	—	—	(417,503)	—
Goodwill and intangible assets, net	—	38,965	—	—	38,965
Other noncurrent assets	74,271	(60,879)	(633)	—	12,759

	$502,212	$382,488	$124,334	$(417,503)	$591,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$172	$39,328	$5,053	$—	$44,553
Accrued expenses	1,882	18,011	4,149	—	24,042
Income taxes payable	—	—	681	—	681
Current maturities of long-term debt and other current liabilities	—	491	9,314	—	9,805

Total current liabilities	2,054	57,830	19,197	—	79,081

Long-term debt and other liabilities	194,489	3,563	7,803	—	205,855
Deferred income taxes	—	—	926	—	926
Shareholders’/ invested equity	305,669	321,095	96,408	(417,503)	305,669

	$502,212	$382,488	$124,334	$(417,503)	$591,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 28, 2009 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$434,014	$120,218	$(569)	$553,663
Cost of sales	—	421,122	104,478	(443)	525,157
Restructuring charges, net	—	91	—	—	91
Write down of long-lived assets	—	350	—	—	350
Equity in subsidiaries	49,379	—	—	(49,379)	—
Goodwill impairment	—	18,580	—	—	18,580
Selling, general and administrative expenses	216	32,048	7,014	(156)	39,122
Provision (benefit) for bad debts	—	2,599	(185)	—	2,414
Other operating (income) expense, net	(23,286)	18,097	(127)	(175)	(5,491)
Non-operating (income) expenses:
Interest income	(161)	(48)	(2,724)	—	(2,933)
Interest expense	23,099	110	(57)	—	23,152
Gain on extinguishment of debt	(251)	—	—	—	(251)
Equity in (earnings) losses of unconsolidated affiliates	—	(4,725)	1,668	(194)	(3,251)
Write down of investment in unconsolidated affiliates	—	483	1,000	—	1,483

Income (loss) from continuing operations before income taxes	(48,996)	(54,693)	9,151	49,778	(44,760)
Provision for income taxes	—	3	4,298	—	4,301

Income (loss) from continuing operations	(48,996)	(54,696)	4,853	49,778	(49,061)
Income from discontinued operations, net of tax	—	—	65	—	65

Net income (loss)	$(48,996)	$(54,696)	$4,918	$49,778	$(48,996)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 29, 2008 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$581,400	$133,919	$(1,973)	$713,346
Cost of sales	—	546,412	118,232	(1,880)	662,764
Restructuring charges, net	—	4,027	—	—	4,027
Equity in subsidiaries	7,450	—	—	(7,450)	—
Write down of long-lived assets	—	2,247	533	—	2,780
Selling, general and administrative expenses	—	40,443	7,597	(468)	47,572
Provision (benefit) for bad debts	—	327	(113)	—	214
Other operating (income) expense, net	(26,398)	19,560	636	(225)	(6,427)
Non-operating (income) expenses:
Interest income	(740)	(160)	(2,010)	—	(2,910)
Interest expense	25,362	571	123	—	26,056
Equity in (earnings) losses of unconsolidated affiliates	—	(9,660)	8,203	55	(1,402)
Write down of investment in unconsolidated affiliates	—	4,505	6,493	—	10,998

Income (loss) from continuing operations before income taxes	(5,674)	(26,872)	(5,775)	7,995	(30,326)
Provision (benefit) for income taxes	10,477	(24,577)	3,151	—	(10,949)

Income (loss) from continuing operations	(16,151)	(2,295)	(8,926)	7,995	(19,377)
Income from discontinued operations, net of tax	—	—	3,226	—	3,226

Net income (loss)	$(16,151)	$(2,295)	$(5,700)	$7,995	$(16,151)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Information for the Fiscal Year Ended June 24, 2007 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$574,857	$117,452	$(2,001)	$690,308
Cost of sales	—	548,233	105,748	(2,070)	651,911
Restructuring recovery	—	(157)	—	—	(157)
Equity in subsidiaries	112,723	—	—	(112,723)	—
Write down of long-lived assets	—	14,729	2,002	—	16,731
Selling, general and administrative expenses	—	38,704	6,234	(52)	44,886
Provision for bad debts	—	6,763	411	—	7,174
Other operating (income) expense, net	(24,726)	20,081	(75)	2,119	(2,601)
Non-operating (income) expenses:
Interest income	(454)	—	(2,733)	—	(3,187)
Interest expense	24,927	587	4	—	25,518
Equity in (earnings) losses of unconsolidated affiliates	—	(3,561)	8,083	(230)	4,292
Write down of investment in unconsolidated affiliates	—	84,742	—	—	84,742
Loss on extinguishment of debt	25	—	—	—	25

Income (loss) from continuing operations before income taxes	(112,495)	(135,264)	(2,222)	110,955	(139,026)
Provision (benefit) for income taxes	3,297	(27,028)	1,988	(26)	(21,769)

Income (loss) from continuing operations	(115,792)	(108,236)	(4,210)	110,981	(117,257)
Income from discontinued operations, net of tax	—	—	1,465	—	1,465

Net income (loss)	$(115,792)	$(108,236)	$(2,745)	$110,981	$(115,792)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 28, 2009 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$25,478	$(16,917)	$8,399	$—	$16,960

Investing activities:
Capital expenditures	(68)	(12,417)	(3,524)	750	(15,259)
Acquisition	—	(500)	—	—	(500)
Proceeds from sale of unconsolidated affiliate	(4,950)	—	13,950	—	9,000
Collection of notes receivable	1	—	—	—	1
Proceeds from sale of capital assets	—	7,704	51	(750)	7,005
Change in restricted cash	—	18,245	7,032	—	25,277
Split dollar life insurance premiums	(219)	—	—	—	(219)
Other	—	—	—	—	—

Net cash provided by (used in) investing activities	(5,236)	13,032	17,509	—	25,305

Financing activities:
Payment of long-term debt	(90,313)	—	(7,032)	—	(97,345)
Borrowing of long-term debt	77,060	—	—	—	77,060
Proceeds from stock option exercises	3,831	—	—	—	3,831
Other	—	(305)	—	—	(305)

Net cash used in financing activities	(9,422)	(305)	(7,032)	—	(16,759)

Cash flows of discontinued operations:
Operating cash flow	—	—	(341)	—	(341)

Net cash used in discontinued operations	—	—	(341)	—	(341)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,754)	—	(2,754)

Net increase (decrease) in cash and cash equivalents	10,820	(4,190)	15,781	—	22,411
Cash and cash equivalents at beginning of year	689	3,378	16,181	—	20,248

Cash and cash equivalents at end of year	$11,509	$(812)	$31,962	$—	$42,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 29, 2008 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$5,997	$(147)	$8,287	$(464)	$13,673

Investing activities:
Capital expenditures	—	(7,706)	(5,943)	840	(12,809)
Acquisitions	(1,063)	—	—	—	(1,063)
Return of capital in unconsolidated affiliates	—	—	—	—	—
Investment in Unifi do Brazil	9,494	—	(9,494)	—	—
Proceeds from sale of unconsolidated affiliate	1,462	7,288	—	—	8,750
Collection of notes receivable	—	250	—	—	250
Proceeds from sale of capital assets	—	18,339	322	(840)	17,821
Change in restricted cash	—	(14,209)	—	—	(14,209)
Split dollar life insurance premiums	(216)	—	—	—	(216)
Other	1,072	(1,764)	—	607	(85)

Net cash provided by (used in) investing activities	10,749	2,198	(15,115)	607	(1,561)

Financing activities:
Payment of long-term debt	(181,273)	—	—	—	(181,273)
Borrowing of long-term debt	147,000	—	—	—	147,000
Proceeds from stock option exercises	411	—	—	—	411
Other	(3)	(318)	(823)	—	(1,144)

Net cash provided by (used in) financing activities	(33,865)	(318)	(823)	—	(35,006)

Cash flows of discontinued operations:
Operating cash flow	—	—	(586)	—	(586)

Net cash used in discontinued operations	—	—	(586)	—	(586)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,840	(143)	3,697

Net increase (decrease) in cash and cash equivalents	(17,119)	1,733	(4,397)	—	(19,783)
Cash and cash equivalents at beginning of year	17,808	1,645	20,578	—	40,031

Cash and cash equivalents at end of year	$689	$3,378	$16,181	$—	$20,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows Information for the Fiscal Year Ended June 24, 2007 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$(697)	$1,652	$8,736	$929	$10,620
Investing activities:
Capital expenditures	(41)	(4,012)	(3,787)	—	(7,840)
Acquisitions	(64,222)	21,057	—	—	(43,165)
Return of capital in unconsolidated affiliates	—	3,630	—	—	3,630
Investment of foreign restricted assets	—	(3,019)	3,019	—	—
Collection of notes receivable	266	1,612	(612)	—	1,266
Proceeds from sale of capital assets	—	4,985	114	—	5,099
Change in restricted cash	—	(4,036)	—	—	(4,036)
Net proceeds from split dollar life insurance surrenders	1,757	—	—	—	1,757
Split dollar life insurance premiums	(217)	—	—	—	(217)
Other	—	—	—	—	—

Net cash provided by (used in) investing activities	(62,457)	20,217	(1,266)	—	(43,506)

Financing activities:
Payment of long-term debt	(97,000)	—	—	—	(97,000)
Borrowing of long-term debt	133,000	—	—	—	133,000
Debt issue costs	(455)	—	—	—	(455)
Proceeds from stock option exercises	22,000	(22,000)	—	—	—
Cash dividend paid	488	—	(488)	—	—
Other	(63)	384	—	—	321

Net cash provided by (used in) financing activities	57,970	(21,616)	(488)	—	35,866

Cash flows of discontinued operations:
Operating cash flow	—	—	277	—	277

Net cash provided by discontinued operations	—	—	277	—	277

Effect of exchange rate changes on cash and cash equivalents	—	—	2,386	(929)	1,457

Net increase (decrease) in cash and cash equivalents	(5,184)	253	9,645	—	4,714
Cash and cash equivalents at beginning of year	22,992	1,392	10,933	—	35,317

Cash and cash equivalents at end of year	$17,808	$1,645	$20,578	$—	$40,031

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2009.

Assessment of Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 28, 2009.

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

Ernst and Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which begins on page 114 of this Annual Report on Form 10-K.

Attestation Report of Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Unifi Inc.

We have audited Unifi, Inc.’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unifi, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Unifi, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 28, 2009 of Unifi, Inc. and our report dated September 11, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Greensboro, North Carolina
September 11, 2009

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

The information required by this item with respect to executive officers is set forth above in Part I. The information required by this item with respect to directors will be set forth in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after June 28, 2009 (the “Proxy Statement”) under the headings “Election of Directors,” “Nominees for Election as Directors,” and “Section 16(a) Beneficial Ownership Reporting and Compliance” and is incorporated herein by reference.

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

NYSE Certification

The Annual Certification of the Company’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to section 303A.12(a) of the NYSE Listed Company Manual was previously filed at the New York Stock Exchange on November 18, 2008.

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

3. Exhibits

Exhibit
Number		Description

3	.1(i) (a)	Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference to Exhibit 3a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).
3	.1(i) (b)	Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
3	.1(ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 20, 2007).
4.1		Indenture dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.2		Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.3		Registration Rights Agreement, dated May 26, 2006, among Unifi, Inc., the guarantors party thereto and Lehman Brothers Inc. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.4		Security Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.5		Pledge Agreement, dated as of May 26, 2006, among Unifi, Inc., the guarantors’ party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.6		Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.7		Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.8		Intercreditor Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto, Bank of America N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.9		Amended and Restated Credit Agreement, dated as of May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.10		Amended and Restated Security Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.11		Pledge Agreement, dated May 26, 2006, among Unifi, Inc., the subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.12		Grant of Security Interest in Patent Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).

Exhibit
Number	Description

4.13	Grant of Security Interest in Trademark Rights, dated as of May 26, 2006, by Unifi, Inc. in favor of Bank of America N.A. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
4.14	Registration Rights Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Company’s Schedule 13D dated January 2, 2007).
10.1	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Manufacturing, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
10.2	Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Kinston, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).
10.3	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).
10.4	*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.5	*Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).
10.6	*Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).
10.7	*Change of Control Agreement between Unifi, Inc. and Charles F, McCoy, effective August 14, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).
10.8	*Change of Control Agreement between Unifi, Inc. and Ronald L. Smith, effective August 14, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).
10.9	*Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).
10.10	*Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective August 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).
10.11	Sales and Services Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007).
10.12	Manufacturing Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007).
10.13	Agreement of Sale, executed on March 11, 2008, by and between Unifi Manufacturing, Inc. and 1019 Realty LLC (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated March 11, 2008).
10.14	*Severance Agreement, executed October 4, 2007, by and between the Company and William M. Lowe, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated October 4, 2007).
10.15	First Amendment to Sales and Service Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 8-K (Reg. No. 333-140580) filed on December 3, 2008).

Exhibit
Number	Description

10.16	*2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-140590) filed on December 12, 2008).
10.17	*Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009).
10.18	*Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 31, 2008).
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges.
14.1	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed as Exhibit (14a) with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference.
14.2	Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed as Exhibit (14b) with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference.
18.1	Letter Regarding Change in Accounting Principles as previously filed on the quarterly report on Form 10-Q for the quarterly period September 23, 2007 (Reg. No. 001-10542) filed on November 2, 2007.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* NOTE:	These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 11, 2009.

UNIFI, Inc.

By:	/s/ William L. Jasper
William L. Jasper
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Stephen Wener Stephen Wener	Chairman of the Board and Director	September 11, 2009

/s/ William L. Jasper William L. Jasper	President and Chief Executive Officer, and Director (Principal Executive Officer)	September 11, 2009

/s/ Ronald L. Smith Ronald L. Smith	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 11, 2009

/s/ William J. Armfield, IV William J. Armfield, IV	Director	September 11, 2009

/s/ R. Roger Berrier, Jr. R. Roger Berrier, Jr.	Director	September 11, 2009

/s/ Archibald Cox, Jr. Archibald Cox, Jr.	Director	September 11, 2009

/s/ Kenneth G. Langone Kenneth G. Langone	Director	September 11, 2009

/s/ Chiu Cheng Anthony Loo Chiu Cheng Anthony Loo	Director	September 11, 2009

/s/ George R. Perkins, Jr. George R. Perkins, Jr.	Director	September 11, 2009

/s/ William M. Sams William M. Sams	Director	September 11, 2009

/s/ Michael Sileck Michael Sileck	Director	September 11, 2009

/s/ G. Alfred Webster G. Alfred Webster	Director	September 11, 2009

(27) Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to Other				Balance at
	Beginning	Costs and	Accounts —		Deductions —		End of
Description	of Period	Expenses	Describe		Describe		Period
	(Amounts in thousands)

Allowance for uncollectible accounts (a):
Year ended June 28, 2009	$4,010	$4,766	$(618	) (b)	$(3,356	) (c)	$4,802
Year ended June 29, 2008	6,691	434	268	(b)	(3,383	) (c)	$4,010
Year ended June 24, 2007	5,064	6,670	(34	) (b)	(5,009	) (c)	6,691
Valuation allowance for deferred tax assets:
Year ended June 28, 2009	$19,825	$24,391	$—		$(4,098)		$40,118
Year ended June 29, 2008	31,786	(7,874)	—		(4,087)		19,825
Year ended June 24, 2007	9,232	24,948	—		(2,394)		31,786

Notes

(a)	The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts.

(b)	The allowance for doubtful accounts includes acquisition related adjustments and/or effects of currency translation from restating activity of its foreign affiliates from their respective local currencies to the U.S. dollar.

(c)	Deductions from the allowance for doubtful accounts represent accounts written off which were deemed not to be collectible and the customer claims paid, net of certain recoveries.

In fiscal year 2007, the valuation allowance increased $22.6 million as a result of investment and real property impairment charges that could result in non-deductible capital losses. For fiscal year 2008, the valuation allowance decreased approximately $12.0 million primarily as a result of net operating loss carryforward utilization and the expiration of state income tax credit carryforwards. In fiscal year 2009, the valuation allowance increased $20.3 million primarily as a result of the increase in federal net operating loss carryforwards and the impairment of goodwill.