Form 10-Q
period 2009-09-27
UNIFI INC
filed 2009-10-30
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of October 28, 2009 was 62,057,300.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended September 27, 2009

INDEX

Part.1 Financial Information
Item.1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 27,	June 28,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,700	$42,659
Receivables, net	79,358	77,810
Inventories	99,414	89,665
Deferred income taxes	1,261	1,223
Assets held for sale	1,250	1,350
Restricted cash	5,843	6,477
Other current assets	5,214	5,464

Total current assets	248,040	224,648

Property, plant and equipment	751,837	744,253
Less accumulated depreciation	(592,751)	(583,610)

	159,086	160,643
Investments in unconsolidated affiliates	60,641	60,051
Restricted cash	—	453
Intangible assets, net	16,712	17,603
Other noncurrent assets	13,439	13,534

Total assets	$497,918	$476,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,528	$26,050
Accrued expenses	18,876	15,269
Income taxes payable	727	676
Current maturities of long-term debt and other current liabilities	6,212	6,845

Total current liabilities	59,343	48,840

Notes payable	178,722	179,222
Other long-term debt and liabilities	2,907	3,485
Deferred income taxes	438	416
Commitments and contingencies
Shareholders’ equity:
Common stock	6,206	6,206
Capital in excess of par value	30,843	30,250
Retained earnings	207,987	205,498
Accumulated other comprehensive income	11,472	3,015

	256,508	244,969

Total liabilities and shareholders’ equity	$497,918	$476,932

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended
	September 27,	September 28,
	2009	2008
Summary of Operations:
Net sales	$142,851	$169,009
Cost of sales	123,445	155,584
Write down of long-lived assets	100	—
Selling, general & administrative expenses	11,164	10,545
Provision for bad debts	576	558
Other operating (income) expense, net	(87)	(561)
Non-operating (income) expense:
Interest income	(746)	(913)
Interest expense	5,492	5,965
Gain on extinguishment of debt	(54)	—
Equity in earnings of unconsolidated affiliates	(2,063)	(3,482)

Income from continuing operations before income taxes	5,024	1,313
Provision for income taxes	2,535	1,885

Income (loss) from continuing operations	2,489	(572)
Loss from discontinued operations — net of tax	—	(104)

Net income (loss)	$2,489	$(676)

Income (loss) per common share (basic and diluted):
Income (loss) — continuing operations	$.04	$(.01)
Loss — discontinued operations	—	—

Net income (loss) — basic and diluted	$.04	$(.01)

Weighted average outstanding shares of common stock (basic and diluted)	62,057	61,134
The weighted average number of options to purchase shares of common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive were 1,130,989 at September 27, 2009.
See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Quarters Ended
	September 27,	September 28,
	2009	2008
Cash and cash equivalents at beginning of year	$42,659	$20,248
Operating activities:
Net income (loss)	2,489	(676)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	—	104
Earnings of unconsolidated affiliates, net of distributions	(452)	(1,417)
Depreciation	5,805	8,980
Amortization	1,168	1,069
Stock-based compensation expense	593	282
Deferred compensation expense (recovery), net	177	(81)
Net gain on asset sales	(94)	(316)
Gain on extinguishment of debt	(54)	—
Write down of long-lived assets	100	—
Deferred income tax	63	(115)
Provision for bad debts	576	558
Other	40	296
Change in assets and liabilities, excluding effects of foreign currency adjustments	2,811	(6,082)

Net cash provided by continuing operating activities	13,222	2,602

Investing activities:
Capital expenditures	(2,106)	(3,569)
Change in restricted cash	1,763	5,183
Proceeds from sale of capital assets	107	101
Other	—	(94)

Net cash (used in) provided by investing activities	(236)	1,621

Financing activities:
Payments of long-term debt	(2,198)	(9,080)
Borrowings of long-term debt	—	4,600
Proceeds from stock option exercises	—	3,551
Other	—	37

Net cash used in financing activities	(2,198)	(892)

Cash flows of discontinued operations:
Operating cash flows	—	(114)

Effect of exchange rate changes on cash and cash equivalents	2,253	(3,069)

Net increase in cash and cash equivalents	13,041	148

Cash and cash equivalents at end of period	$55,700	$20,396

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation

The Condensed Consolidated Balance Sheet of Unifi, Inc. (the “Company”) at June 28, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 28, 2009, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 27, 2009, and the results of operations and cash flows for the periods ended September 27, 2009 and September 28, 2008. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 28, 2009. Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 74 to 80 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.
2.	Inventories
Inventories are comprised of the following (amounts in thousands):

	September 27,	June 28,
	2009	2009
Raw materials and supplies	$43,331	$42,351
Work in process	6,462	5,936
Finished goods	49,621	41,378

	$99,414	$89,665

3.	Accrued Expenses
Accrued expenses are comprised of the following (amounts in thousands):

	September 27,	June 28,
	2009	2009
Payroll and fringe benefits	$6,494	$6,957
Severance	1,292	1,385
Interest	7,588	2,496
Utilities	2,339	2,085
Retiree reserve	130	190
Property taxes	—	1,094
Other	1,033	1,062

	$18,876	$15,269

4.	Other Operating (Income) Expense, Net
The following table summarizes the Company’s other operating (income) expense, net (amounts in thousands):

	For the Quarters Ended
	September 27,	September 28,
	2009	2008
Gain on sale of fixed assets	$(94)	$(316)
Currency (gains) losses, net	13	(304)
Other, net	(6)	59

Other operating (income) expense, net	$(87)	$(561)

5.	Intangible Assets, Net

Other intangible assets subject to amortization consisted of customer relationships of $22.0 million and non-compete agreements of $4.0 million which were entered in connection with an asset acquisition consummated in fiscal year 2007. The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life and the non-compete agreement is being amortized using the straight-line method over seven years. There are no residual values related to these intangible assets. Accumulated amortization at September 27, 2009 and June 28, 2009 for these intangible assets was $9.5 million and $8.7 million, respectively. These intangible assets relate to the polyester segment.

In addition, the Company allocated $0.5 million to customer relationships arising from a transaction that closed in the second quarter of fiscal year 2009. This customer list is being amortized using the straight-line method over a period of one and a half years. Accumulated amortization at September 27, 2009 and June 28, 2009 was $0.3 million and $0.2 million, respectively. These intangible assets relate to the polyester segment.

The following table represents the expected intangible asset amortization for the next five fiscal years (amounts in thousands):

	Aggregate Amortization Expenses
	2011	2012	2013	2014	2015
Customer lists	$2,173	$2,022	$1,837	$1,481	$1,215
Non-compete contract	571	571	571	286	—

	$2,744	$2,593	$2,408	$1,767	$1,215

6.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. On June 30, 2009 the FASB issued its first Accounting Standard Update (“ASU”) No. 2009-01 “Topic 105 — Generally Accepted Accounting Principles amendments based on No. 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Accounting Standards Codification (“ASC”) 105-10 establishes a single source of GAAP which is to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the ASC. The Securities and Exchange Commission (“SEC”) also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. The ASC superseded all existing non-SEC accounting and reporting standards. All non-grandfathered accounting literature not included in the ASC will be considered non-authoritative.

Effective June 29, 2009, the Company adopted ASC 805-20, Business Combinations — Identifiable Assets, Liabilities and Any Non-Controlling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 which requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The adoption of this guidance had no material effect on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”) and ASU No. 2009-14, “Certain Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenues in the absence of vendor-specific objective evidence or third party evidence of selling price for deliverables using a selling price hierarchy associated with the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

7.	Comprehensive Income (Loss)

Comprehensive income amounted to $10.9 million for the first quarter of fiscal year 2010 compared to comprehensive loss of $16.5 million for the first quarter of fiscal year 2009. Comprehensive income was comprised of net income of $2.5 million and positive cumulative translation adjustments of $8.4 million for the first quarter of fiscal year 2010. Comparatively, comprehensive losses for the corresponding period in the prior fiscal year were derived from net loss of $0.7 million and negative cumulative translation adjustments of $15.8 million. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

8.	Investments in Unconsolidated Affiliates
The following table represents the Company’s investments in unconsolidated affiliates:

Affiliate Name	Date Acquired	Location	Percent Ownership

Yihua Unifi Fibre Company Limited (“YUFI”) (1)	Aug-05	Yizheng, Jiangsu Province, People’s Republic of China	50%

Parkdale America, LLC (“PAL”)	Jun-97	North and South Carolina	34%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha — Emek, Israel	50%

(1)	The Company completed the sale of YUFI during the fourth quarter of fiscal year 2009.

Condensed income statement information for the quarters ended September 27, 2009 and September 28, 2008, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	For the Quarter Ended September 27, 2009
	YUFI (1)	PAL	UNF	Total
Net sales		$94,870	$4,576	$99,446
Gross profit		7,683	726	8,409
Depreciation and amortization		4,552	474	5,026
Income from operations		4,771	394	5,165
Net income		6,917	355	7,272

	For the Quarter Ended September 28, 2008
	YUFI	PAL	UNF	Total
Net sales	$39,881	$122,083	$5,892	$167,856
Gross profit (loss)	(2,048)	6,246	(789)	3,409
Depreciation and amortization	1,395	4,457	474	6,326
Income (loss) from operations	(4,156)	3,478	(1,270)	(1,948)
Net income (loss)	(4,617)	10,146	(1,143)	4,386

PAL receives benefits under the Food, Conservation, and Energy Act of 2008 (“2008 U.S. Farm Bill”) which extended the existing upland cotton and extra long staple cotton programs, including economic adjustment assistance provisions for ten years. Beginning August 1, 2008, the program provides textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year from August 1 to July 31, plus eighteen months to make the capital expenditures. In the period when both criteria have been met; eligible upland cotton has been consumed, and qualifying capital expenditures under the program have been made, the economic assistance is recognized as reductions to cost of sales. PAL received economic assistance under the program of $14.0 million and $4.0 million during the eleven months ended June 28, 2009 and the quarter ended September 27, 2009, respectively. Based on the previously discussed accounting treatment, PAL recognized reductions to cost of sales of $9.7 million and $0.4 million for the same respective periods. Accordingly as of September 27, 2009, $7.9 million of the received economic assistance remains as deferred revenue to be recognized as future qualifying capital expenditures are made.

On October 19, 2009 PAL notified the Company that $8.2 million of the $9.7 million in capital expenditures recognized for fiscal 2009 had been disqualified by the U.S. Department of Agriculture. PAL has appealed the decision with the U.S. Department of Agriculture, but it is unknown to the Company as to when a final ruling will be made. In the event that PAL’s appeal is unsuccessful, PAL may be required to adjust prior period earnings, but PAL expects there will be sufficient future qualifying capital expenditures to recapture any benefit that may remain disqualified after the appeal process has been completed.

In August 2005, the Company formed YUFI, a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”), to manufacture process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, People’s Republic of China (“China”). During fiscal year 2008, the Company’s management explored strategic options with its joint venture partner in China with the ultimate goal of determining if there was a viable path to profitability for YUFI. The Company’s management concluded that although YUFI had successfully grown its position in high value and premier value-added (“PVA”) products, commodity sales would continue to be a large and unprofitable portion of the joint venture’s business. In addition, the Company believed YUFI had focused too much attention and energy on non-value added issues, distracting management from its primary PVA objectives. Based on these conclusions, the Company decided to exit the joint venture and on July 30, 2008, the Company announced that it had reached a proposed agreement to sell its 50% interest in YUFI to its partner for $10.0 million.

As a result of the agreement with YCFC, the Company initiated a review of the carrying value of its investment in YUFI and determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.4 million in the fourth quarter of fiscal year 2008.

The Company expected to close the transaction in the second quarter of fiscal year 2009 pending negotiation and execution of definitive agreements and Chinese regulatory approvals. The agreement provided for YCFC to immediately take over operating control of YUFI, regardless of the timing of the final approvals and closure of the equity sale transaction. During the first quarter of fiscal year 2009, the Company gave up one of its senior staff appointees and YCFC appointed its own designee as General Manager of YUFI, who assumed full responsibility for the operating activities of YUFI at that time. As a result, the Company lost its ability to influence the operations of YUFI and therefore the Company ceased recording its share of losses commencing in the same quarter.

In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million and recorded an additional impairment charge of $1.5 million, which included approximately $0.5 million related to certain disputed accounts receivable and $1.0 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price, which was lower than carrying value.

On March 30, 2009, the Company closed on the sale and received $9.0 million in proceeds related to its investment in YUFI. The Company continues to service customers in Asia through Unifi Textiles Suzhou Co., Ltd. (“UTSC”), a wholly-owned subsidiary based in Suzhou, China, that is focused on the development, sales and service of PVA yarns.

On September 30, 2009, the Company completed an agreement with the Company’s partner, Nilit Ltd. (“Nilit”), to shift one-third of the spinning assets of UNF, to a newly formed joint venture, UNF America, LLC, for the purpose of producing nylon POY in Nilit’s Martinsville, Virginia plant. This new configuration will allow UNF America, LLC to produce Berry Amendment and North American Free Trade Agreement (“NAFTA”) compliant yarns. The new agreement will shorten the Company’s supply chain resulting in improvements in the working capital, flexibility and the financial results of its nylon joint ventures.

9.	Income Taxes

The Company’s income tax provision for the quarter ended September 27, 2009 resulted in tax expense at an effective rate of 50.5% compared to the quarter ended September 28, 2008 which resulted in a tax expense at an effective rate of 143.5%. The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended September 27, 2009 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions. The difference between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 28, 2008 was also due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance increased $2.2 million in the quarter ended September 27, 2009 compared to a $0.6 million increase in the quarter ended September 28, 2008.

The Company believes it is reasonably possible unrecognized tax benefits will decrease by approximately $1.2 million by the end of fiscal year 2010 as a result of expiring tax credit carry forwards.

The Company has elected to classify interest and penalties recognized as income tax expense. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal year 2009 or during the quarter ended September 27, 2009.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2009, for non-U.S. income taxes for tax years 2001 through 2009, and for state and local income taxes for fiscal years 2001 through 2009.

10.	Stock-Based Compensation

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

During the second quarter of fiscal year 2009, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The exercise price is $4.16 per share which is equal to the market price of the Company’s stock on the grant date. The Company used a Monte Carlo stock option model to estimate the fair value of $2.49 per share and the derived vesting period of 1.2 years.

During the first quarter of fiscal year 2010, the Committee authorized the issuance of 1,700,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees and certain members of the Board. The stock options vest ratably over a three year period and have 10-year contractual terms. The Company used the Black-Scholes model to estimate the fair values of the options granted. The following table provides detail of the number of options granted during the first quarter of fiscal year 2010 and the related assumptions used in the valuation of these awards:

	Expected
Options	term	Exercise	Interest		Dividend	Fair
granted	(years)	price	rate	Volatility	yield	value
1,660,000	5.5	$1.91	2.8%	63.6%	—	$1.10
40,000	5.5	$2.86	2.5%	63.9%	—	$1.65

The Company incurred $0.6 million and $0.3 million in the first quarter of fiscal years 2010 and 2009 respectively, in stock-based compensation expense which was recorded as selling, general and administrative (“SG&A”) expenses with the offset to capital in excess of par value.

During the first quarter of fiscal year 2009, the Company issued 1,268,300 shares of common stock as a result of the exercise of stock options. There were no options exercised during the first quarter of fiscal year 2010.

11.	Assets Held for Sale

The Company has assets held for sale related to the consolidation of its polyester manufacturing capacity that are comprised of the remaining assets and structures in Kinston, North Carolina (“Kinston”).

During the first quarter of fiscal year 2010, the Company entered into a contract to sell certain of the assets held for sale which is scheduled to close during the second quarter of fiscal year 2010. Based on the contract price, the Company recorded $0.1 million in non-cash impairment charges in the first quarter of fiscal year 2010.

The following table summarizes by category assets held for sale (amounts in thousands):

	September 27,	June 28,
	2009	2009
Machinery and equipment	$1,250	$1,350

12.	Severance and Restructuring Charges
Severance

The Company recorded severance expense of $2.4 million for its former President and Chief Executive Officer (“CEO”) during the first quarter of fiscal year 2008 and $1.7 million of severance expense related to its former Chief Financial Officer (“CFO”) during the second quarter of fiscal year 2008.

In the third quarter of fiscal year 2009, the Company reorganized, reducing its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain allocated salaried corporate and manufacturing support staff.

The table below summarizes changes to the accrued severance and accrued restructuring accounts for the quarter ended September 27, 2009 (amounts in thousands):

	Balance at				Balance at
	June 28, 2009	Charges	Adjustments	Amounts Used	September 27, 2009

Accrued severance	$1,687 (1)	20	—	(415)	$1,292

(1)	As of June 28, 2009, the Company classified $0.3 million of executive severance as long-term.
13.	Discontinued Operations

The manufacturing facilities in Ireland ceased operations on October 31, 2004. On March 31, 2009, the Company completed the final accounting for the closure of the subsidiary and is in the process of filing the appropriate dissolution papers with the Irish government. For the quarter ended September 28, 2008, the Company recorded losses of $0.1 million related to the closure.

14.	Derivatives and Fair Value Measurements

The Company accounts for derivative contracts and hedging activities at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

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

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed inventory purchases made by its Brazilian subsidiary. Generally 5% of these inventory purchases are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. The latest maturity for all outstanding purchase and sales foreign currency forward contracts is November 2009.

Under the ASC there is now a common definition of fair value to be used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.

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

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 27,	June 28,
	2009	2009
	Level 2	Level 2
Foreign currency purchase contracts:
Notional amount	$134	$110
Fair value	141	130

Net gain	$(7)	$(20)

Foreign currency sales contracts:
Notional amount	$628	$1,121
Fair value	622	1,167

Net gain (loss)	$6	$(46)

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $13 thousand for the quarter ended September 27, 2009 and a pre-tax gain of $0.3 million for the quarter ended September 28, 2008.

The Company calculates the fair values of its 2014 notes based on the traded price of the notes on the latest trade date prior to its period end. These are considered Level 1 inputs in the fair value hierarchy. The following table shows the fair values at September 27, 2009 and June 28, 2009 which were calculated based on the latest trade price on September 15, 2009 and June 19, 2009, respectively (amounts in thousands):

	September 27, 2009		June 28, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
2014 Notes Payable	$178,722	$164,424	$179,222	$112,910
15.	Contingencies

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

In fiscal 2007, the Company purchased the polyester and nylon texturing operations of Dillon Yarn Company (“Dillon”) (the “Transaction”). In connection with the Transaction the Company and Dillon entered into a Sales and Services Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon for certain sales and transitional services to be provided by Dillon’s sales staff and executive management. On December 1, 2008, the Company entered into an agreement to extend the polyester services portion of the Sales and Service Agreement for a term of one year effective January 1, 2009 pursuant to which the Company will pay Dillon an aggregate amount of $1.7 million. The Company recorded $0.4 million and $0.3 million of SG&A expense for the first quarter of fiscal years 2010 and 2009, respectively, related to this contract and the related amendment. Mr. Stephen Wener is the President and CEO of Dillon. Mr. Wener has been a member of the Company’s Board since May 24, 2007. The terms of the Company’s Sales and Service Agreement with Dillon are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar services.

17.	Segment Disclosures
The following is the Company’s segment information for the quarters ended September 27, 2009 and September 28, 2008 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended September 27, 2009:
Net sales to external customers	$104,460	$38,391	$142,851
Inter-segment net sales	—	—	—
Depreciation and amortization	5,768	893	6,661
Segment operating profit	4,871	3,271	8,142
Total assets	325,162	78,761	403,923

Quarter ended September 28, 2008:
Net sales to external customers	$122,979	$46,030	$169,009
Inter-segment net sales	—	71	71
Depreciation and amortization	7,289	2,434	9,723
Segment operating profit (loss)	(161)	3,041	2,880
Total assets	366,181	93,933	460,114

The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	September 27,	September 28,
	2009	2008
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$6,661	$9,723
Depreciation included in other operating (income) expense, net	36	36
Amortization included in interest expense, net	276	290

Consolidated depreciation and amortization	$6,973	$10,049

Reconciliation of segment operating income to income from continuing operations before income taxes:
Reportable segments operating income	$8,142	$2,880
Provision for bad debts	576	558
Other operating (income) expense, net	(87)	(561)
Interest expense, net	4,746	5,052
Gain on extinguishment of debt	(54)	—
Equity in earnings of unconsolidated affiliates	(2,063)	(3,482)

Income from continuing operations before income taxes	$5,024	$1,313

For purposes of internal management reporting, segment operating profit (loss) represents segment net sales less cost of sales, segment restructuring charges, segment impairments of long-lived assets, goodwill impairments, and allocated SG&A expenses. Certain non-segment manufacturing and unallocated SG&A costs are allocated to the operating segments based on activity drivers relevant to the respective costs. This allocation methodology is updated as part of the annual budgeting process.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to the provision for bad debts, other operating (income) expense, net and equity in earnings of unconsolidated affiliates and related impairments.

Segment operating profit (loss) excluded the provision for bad debts of $0.6 million for both first quarter periods, respectively.

The total assets for the polyester segment increased from $314.6 million at June 28, 2009 to $325.2 million at September 27, 2009 primarily due to increases in cash, inventory, and accounts receivable of $7.0 million, $6.3 million, and $0.5 million, respectively. These increases were offset by decreases in other non-current assets, other current assets, property, plant, and equipment, short-term restricted cash, and long-term restricted cash, of $0.7 million, $0.7 million, $0.7 million, $0.6 million, and $0.5 million, respectively. The total assets for the nylon segment increased from $75.0 million at June 28, 2009 to $78.8 million at September 27, 2009 due primarily to increases in inventory and accounts receivable of $3.7 million and $0.7 million, respectively. These increases were offset by decreases in property, plant, and equipment of $0.6 million.

18.	Subsequent Events

The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the SEC on October 30, 2009 and has determined there were no items deemed reportable.

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

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      Balance Sheet Information as of September 27, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,820	$(86)	$38,966	$—	$55,700
Receivables, net	160	57,491	21,707	—	79,358
Inventories	—	69,852	29,562	—	99,414
Deferred income taxes	—	—	1,261	—	1,261
Assets held for sale	—	1,250	—	—	1,250
Restricted cash	—	—	5,843	—	5,843
Other current assets	115	2,039	3,060	—	5,214

Total current assets	17,095	130,546	100,399	—	248,040

Property, plant and equipment	11,356	667,482	72,999	—	751,837
Less accumulated depreciation	(1,971)	(539,128)	(51,652)	—	(592,751)

	9,385	128,354	21,347	—	159,086

Investments in unconsolidated affiliates	—	57,848	2,793	—	60,641
Investments in consolidated subsidiaries	371,709	—	—	(371,709)	—
Intangible assets, net	—	16,712	—	—	16,712
Other noncurrent assets	44,974	(29,061)	(2,484)	10	13,439

	$443,163	$304,399	$122,055	$(371,699)	$497,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86	$28,117	$5,325	$—	$33,528
Accrued expenses	7,847	8,505	2,524	—	18,876
Income taxes payable	—	—	727	—	727
Current maturities of long-term debt and other current liabilities	—	368	5,844	—	6,212

Total current liabilities	7,933	36,990	14,420	—	59,343

Long-term debt and other liabilities	178,722	2,907	—	—	181,629
Deferred income taxes	—	—	438	—	438
Shareholders’/ invested equity	256,508	264,502	107,197	(371,699)	256,508

	$443,163	$304,399	$122,055	$(371,699)	$497,918

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
      Balance Sheet Information as of June 28, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,509	$(813)	$31,963	$—	$42,659
Receivables, net	100	56,031	21,679	—	77,810
Inventories	—	63,919	25,746	—	89,665
Deferred income taxes	—	—	1,223	—	1,223
Assets held for sale	—	1,350	—	—	1,350
Restricted cash	—	—	6,477	—	6,477
Other current assets	46	2,199	3,219	—	5,464

Total current assets	11,655	122,686	90,307	—	224,648

Property, plant and equipment	11,336	665,724	67,193	—	744,253
Less accumulated depreciation	(1,899)	(534,297)	(47,414)	—	(583,610)

	9,437	131,427	19,779	—	160,643

Investments in unconsolidated affiliates	—	57,107	2,944	—	60,051
Restricted cash	—	—	453	—	453
Investments in consolidated subsidiaries	360,897	—	—	(360,897)	—
Intangible assets, net	—	17,603	—	—	17,603
Other noncurrent assets	45,041	(29,214)	(2,293)	—	13,534

	$427,030	$299,609	$111,190	$(360,897)	$476,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37	$19,888	$6,125	$—	$26,050
Accrued expenses	1,690	11,033	2,546	—	15,269
Income taxes payable	—	—	676	—	676
Current maturities of long-term debt and other current liabilities	—	368	6,477	—	6,845

Total current liabilities	1,727	31,289	15,824	—	48,840

Long-term debt and other liabilities	180,334	1,920	453	—	182,707
Deferred income taxes	—	—	416	—	416
Shareholders’/ invested equity	244,969	266,400	94,497	(360,897)	244,969

	$427,030	$299,609	$111,190	$(360,897)	$476,932

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
      Statement of Operations Information for the Fiscal Quarter Ended September 27, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$104,547	$38,358	$(54)	$142,851
Cost of sales	—	93,783	29,630	32	123,445
Write down of long-lived assets	—	100	—	—	100
Equity in subsidiaries	(2,356)	—	—	2,356	—
Selling, general and administrative expenses	(10)	8,891	2,337	(54)	11,164
Provision for bad debts	—	481	95	—	576
Other operating (income) expense, net	(5,474)	5,517	(130)	—	(87)
Non-operating (income) expenses:
Interest income	(62)	—	(684)	—	(746)
Interest expense	5,467	25	—	—	5,492
Gain on extinguishment of debt	(54)	—	—	—	(54)
Equity in (earnings) losses of unconsolidated affiliates	—	(2,352)	(177)	466	(2,063)

Income (loss) from continuing operations before income taxes	2,489	(1,898)	7,287	(2,854)	5,024
Provision for income taxes	—	—	2,535	—	2,535

Net income (loss)	$2,489	$(1,898)	$4,752	$(2,854)	$2,489

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
      Statement of Operations Information for the Fiscal Quarter Ended September 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$129,691	$39,667	$(349)	$169,009
Cost of sales	—	122,480	33,435	(331)	155,584
Equity in subsidiaries	(3,891)	—	—	3,891	—
Selling, general and administrative expenses	—	8,571	2,035	(61)	10,545
Provision for bad debts	—	454	104	—	558
Other operating (income) expense, net	(2)	21	(361)	(219)	(561)
Non-operating (income) expenses:
Interest income	(19)	(47)	(847)	—	(913)
Interest expense	5,929	31	5	—	5,965
Equity in (earnings) losses of unconsolidated affiliates	—	(3,450)	572	(604)	(3,482)

Income (loss) from continuing operations before income taxes	(2,017)	1,631	4,724	(3,025)	1,313
Provision (benefit) for income taxes	(1,341)	1,374	1,852	—	1,885

Income (loss) from continuing operations	(676)	257	2,872	(3,025)	(572)
Loss from discontinued operations, net of tax	—	—	(104)	—	(104)

Net income (loss)	$(676)	$257	$2,768	$(3,025)	$(676)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
      Statements of Cash Flows Information for the Three-Months Ended September 27, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$5,758	$2,460	$5,050	$(46)	$13,222

Investing activities:
Capital expenditures	(12)	(1,734)	(360)	—	(2,106)
Change in restricted cash	—	—	1,763	—	1,763
Proceeds from sale of capital assets	—	1	106	—	107

Net cash provided by (used in) investing activities	(12)	(1,733)	1,509	—	(236)

Financing activities:
Payments of long-term debt	(435)	—	(1,763)	—	(2,198)

Net cash provided by (used in) financing activities	(435)	—	(1,763)	—	(2,198)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,207	46	2,253

Net increase in cash and cash equivalents	5,311	727	7,003	—	13,041
Cash and cash equivalents at beginning of period	11,509	(812)	31,962	—	42,659

Cash and cash equivalents at end of period	$16,820	$(85)	$38,965	$—	$55,700

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
      Statements of Cash Flows Information for the Three-Months Ended September 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$3,491	$(4,031)	$3,252	$(110)	$2,602

Investing activities:
Capital expenditures	(68)	(2,978)	(523)	—	(3,569)
Change in restricted cash	—	3,703	1,480	—	5,183
Proceeds from sale of capital assets	—	70	31	—	101
Other	(94)	—	—	—	(94)

Net cash provided by (used in) investing activities	(162)	795	988	—	1,621

Financing activities:
Payments of long-term debt	(7,600)	—	(1,480)	—	(9,080)
Borrowings of long-term debt	4,600	—	—	—	4,600
Proceeds from stock exercises	3,551	—	—	—	3,551
Other	—	37	—	—	37

Net cash provided by (used in) financing activities	551	37	(1,480)	—	(892)

Cash flows of discontinued operations:
Operating cash flow	—	—	(114)	—	(114)

Net cash used in discontinued operations	—	—	(114)	—	(114)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,179)	110	(3,069)

Net increase (decrease) in cash and cash equivalents	3,880	(3,199)	(533)	—	148
Cash and cash equivalents at beginning of period	689	3,378	16,181	—	20,248

Cash and cash equivalents at end of period	$4,569	$179	$15,648	$—	$20,396

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
Polyester Segment. The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive, hosiery, furnishings, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil and the United States (“U.S.”) which has the Company’s largest operations. The polyester segment also includes a newly formed subsidiary in China focused on the sale and promotion of the Company’s specialty and premier value-added (“PVA”) products in the Asian textile market, primarily within China.
Nylon Segment. The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in Colombia and the U.S. which has the Company’s largest operations.
Recent Developments and Outlook
Although there have been modest month-over-month improvements in retail sales of apparel, year-over-year U.S. apparel retail sales are down 6% and home furnishing retail sales are down 12%. Brand name manufacturers and retailers are reluctant to anticipate 2009 consumer holiday spending and as a result, retailers are delaying new product development and are managing apparel inventories at lower levels by ordering conservatively. During the first quarter of fiscal year 2010, the Company’s revenues declined 15% compared to the first quarter of fiscal year 2009, however the rate of decline was much slower than the rate the Company experienced in each of its previous three quarters. The Company’s revenues declined by 31%, 30% and 26% for the second, third and fourth quarters of the prior fiscal year as compared to the same fiscal 2008 quarters as a result of the global economic downturn. However, as the third fiscal 2009 quarter progressed into the fourth fiscal 2009 quarter, the Company experienced sales volume improvements in certain segments as retail sales improved slightly and the effects of the apparel inventory de-stocking began to subside. During the first quarter of fiscal year 2010, the Company’s consolidated sales volumes improved 2.9% over the trailing fourth fiscal 2009 quarter while sales into the apparel market trended at 7% to 10% below pre-recession levels. On-going sales in both the automotive and home furnishings segments remain well below historic levels, though both are showing recent signs of improvement. The Company’s sales into the automotive segment were positively impacted by the U.S. government’s “Cash for Clunkers” stimulus program. Nylon sales volumes declined 7.6% as compared to the fourth fiscal 2009 quarter due to reduced textured nylon demand in the socks and hosiery segments. The Company expects its overall North American sales to continue a slow recovery through the next several quarters as the U.S. economy gradually improves.

Retailers have reacted to the global economic downturn by focusing more on basic, lower value offerings, slowing the adoption cycle of some of the Company’s PVA products. This has resulted in decreases in the Company’s PVA sales volume, though at a slightly lower rate than the Company’s overall volumes. The Company remains committed to its PVA growth strategy and will continue to invest in the development and marketing of PVA products. The Company believes in the principles of sustainability and environmental responsibility, and its portfolio of Repreve® 100% recycled products, will provide it with a distinct competitive advantage in this important and growing area.
In the first quarter of fiscal year 2010, the Company’s Brazilian operation’s volumes were flat as compared to the same quarter in the prior year however it is reporting improved results due to improved conversion margins and decreased manufacturing costs. The Brazilian subsidiary’s operations have recovered after two slow quarters, driven by significant gain in market share and a more timely economic recovery as compared to the U.S. Accordingly, the Company expects continued growth in revenues from its Brazilian operations over the next several quarters.
Despite the decline in revenues, the Company is reporting improved results as compared to the same quarter in the prior year. Consolidated gross profit increased $6.0 million or 45% as compared to the prior year quarter. The Company’s gross profit was positively impacted by fundamental improvements made in the Company’s operating costs combined with lower raw material costs that were well below the historic high costs the Company experienced in the same quarter in the prior year.
The Company’s newly formed China subsidiary, UTSC, is operating on plan and is expected to grow with several new programs nearing adoption. UTSC recently introduced Repreve® polyester staple fiber in China, adding to the most extensive array of recycled fibers in the Asian markets.
On September 30, 2009 the Company completed an agreement with the Company’s partner, Nilit to shift one-third of the spinning assets of UNF, to its newly formed joint venture, UNF America, LLC, for the purpose of producing nylon partially oriented yarn (“POY”) in Nilit’s Martinsville, Virginia plant. This new configuration will allow UNF America, LLC to produce Berry Amendment and North American Free Trade Agreement (“NAFTA”) compliant yarns. The new agreement will shorten the Company’s supply chain resulting in improvements in the working capital, flexibility and the financial results of its nylon joint ventures.
Parkdale America, LLC (“PAL”) entered into an agreement for PAL to buy most of the spun cotton yarn manufacturing operations from Hanesbrands, Inc (“HBI”). In addition, PAL will supply a substantial amount of HBI’s yarn demand in the western hemisphere. Under the agreement, PAL will take over the operations of three HBI manufacturing plants, and will supply HBI from those facilities and other existing U.S. production plants. While the funding required to finance this purchase and the required working capital will likely limit the Company’s ability to receive large dividends from PAL, the Company does expect this agreement will substantially improve the financial performance of the joint venture and ultimately the fair value of its investment.
The fundamental advantages of the U.S.-Dominican Republic-Central American Free Trade Agreement (“CAFTA”), which are its competitive costs and shorter, more flexible supply chain, remain attractive to apparel manufacturers. The Company believes in the long-term growth of the region in spite of the recent decline in the region’s market share of man-made fiber apparel. This decline was not unexpected, considering the recession driven trend to lower cost apparel. Currently, approximately 8% of the Company’s U.S. production is shipped directly to fabric customers in the CAFTA region. After assessing several options, the Company has decided to establish a wholly-owned base of operations in Central America. These operations will provide the Company’s Central American fabric customers order flexibility due to a more just-in-time product delivery. During the first quarter of fiscal 2010, the Company established its presence in the region by entering into an agreement with a warehouse in El Salvador to house and ship U.S. product to the Company’s regional customers and it expects its wholly-owned operations to be running within the next six to nine months.
Key Performance Indicators
The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume, which is an indicator of demand;
•	margins, which are indicators of product mix and profitability;
•
adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), which the Company defines as pre-tax income before interest expense, depreciation and amortization expense and loss or income from discontinued operations, adjusted to exclude equity in earnings and losses of unconsolidated affiliates, write down of long-lived assets and unconsolidated affiliate, non-cash compensation expense net of distributions, gains and losses on sales of property, plant and equipment, currency and hedging gains and losses, asset consolidation and optimization expense, goodwill impairment, gain and loss on extinguishment of debt, restructuring charges and recoveries, and Kinston shutdown costs, as revised from time to time, which the Company believes is a supplemental measure of its performance and ability to service debt; and

•	adjusted working capital (accounts receivable plus inventory less accounts payable and accruals) as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.
Corporate Restructuring
Severance
The Company recorded severance expense of $2.4 million for its former President and Chief Executive Officer (“CEO”) during the first quarter of fiscal year 2008 and $1.7 million of severance expense related to its former Chief Financial Officer (“CFO”) during the second quarter of fiscal year 2008.
In the third quarter of fiscal year 2009, the Company reorganized, reducing its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain allocated salaried corporate and manufacturing support staff.
The table below summarizes changes to the accrued severance and accrued restructuring accounts for the quarter ended September 27, 2009 (amounts in thousands):

	Balance at				Balance at
	June 28, 2009	Charges	Adjustments	Amounts Used	September 27, 2009

Accrued severance	$1,687 (1)	20	—	(415)	$1,292

(1)	As of June 28, 2009, the Company classified $0.3 million of executive severance as long-term.

Joint Ventures and Other Equity Investments
The following table represents the Company’s investments in unconsolidated affiliates:

	Date		Percent
Affiliate Name	Acquired	Location	Ownership

Yihua Unifi Fibre Company Limited (“YUFI”) (1)	Aug-05	Yizheng, Jiangsu Province, People’s Republic of China	50%

Parkdale America, LLC (“PAL”)	Jun-97	North and South Carolina	34%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha — Emek, Israel	50%

(1)	The Company completed the sale of YUFI during the fourth quarter of fiscal year 2009.
Condensed income statement information for the quarters ended September 27, 2009 and September 28, 2008, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	For the Quarter Ended September 27, 2009
	YUFI (1)	PAL	UNF	Total
Net sales		$94,870	$4,576	$99,446
Gross profit		7,683	726	8,409
Depreciation and amortization		4,552	474	5,026
Income from operations		4,771	394	5,165
Net income		6,917	355	7,272

	For the Quarter Ended September 28, 2008
	YUFI	PAL	UNF	Total
Net sales	$39,881	$122,083	$5,892	$167,856
Gross profit (loss)	(2,048)	6,246	(789)	3,409
Depreciation and amortization	1,395	4,457	474	6,326
Income (loss) from operations	(4,156)	3,478	(1,270)	(1,948)
Net income (loss)	(4,617)	10,146	(1,143)	4,386
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 10 manufacturing facilities primarily located in central and western North Carolina and in South Carolina. For the quarters ended September 27, 2009 and September 28, 2008 the Company recognized net equity earnings of $2.4 million and $3.5 million, respectively. The Company received distributions from PAL of $1.6 million and $2.1 million for the first quarters of fiscal years 2010 and 2009, respectively.
PAL receives benefits under the Food, Conservation, and Energy Act of 2008 (“2008 U.S. Farm Bill”) which extended the existing upland cotton and extra long staple cotton programs, including economic adjustment assistance provisions for ten years. Beginning August 1, 2008, the program provides textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year from August 1 to July 31, plus eighteen months to make the capital expenditures. In the period when both criteria have been met; eligible upland cotton has been consumed, and qualifying capital expenditures under the program have been made, the economic assistance is recognized as reductions to cost of sales. PAL received economic assistance under the program of $14.0 million and $4.0 million during the eleven months ended June 28, 2009 and the quarter ended September 27, 2009, respectively. Based on the previously discussed accounting treatment, PAL recognized reductions to cost of sales of $9.7 million and $0.4 million for the same respective periods. Accordingly as of September 27, 2009, $7.9 million of the received economic assistance remains as deferred revenue to be recognized as future qualifying capital expenditures are made.

On October 19, 2009 PAL notified the Company that $8.2 million of the $9.7 million in capital expenditures recognized for fiscal 2009 had been disqualified by the U.S. Department of Agriculture. PAL has appealed the decision with the U.S. Department of Agriculture, but it is unknown to the Company as to when a final ruling will be made. In the event that PAL’s appeal is unsuccessful, PAL may be required to adjust prior period earnings, but PAL expects there will be sufficient future qualifying capital expenditures to recapture any benefit that may remain disqualified after the appeal process has been completed.
In August 2005, the Company formed YUFI, a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”), to manufacture process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, People’s Republic of China (“China”). During fiscal year 2008, the Company’s management explored strategic options with its joint venture partner in China with the ultimate goal of determining if there was a viable path to profitability for YUFI. On July 30, 2008, the Company announced that it had reached a proposed agreement to sell its 50% interest in YUFI to its partner for $10.0 million.
In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million and in March 2009 the sale closed. The Company continues to service customers in Asia through Unifi Textiles Suzhou Co., Ltd. (“UTSC”), a wholly-owned subsidiary based in Suzhou, China, that is focused on the development, sales and service of PVA yarns.
In September 2000, the Company and Nilit Ltd (“Nilit”) formed UNF, a 50/50 joint venture to produce nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel which is the Company’s primary source of nylon POY for its texturing operations. For the quarters ended September 27, 2009 and September 28, 2008, the Company recognized net equity losses of $0.3 million and net income of $32 thousand, respectively.
On September 30, 2009, the Company completed an agreement with the Company’s partner, Nilit, to shift one-third of the spinning assets of UNF, to its newly formed joint venture, UNF America, LLC, for the purpose of producing nylon POY in Nilit’s Martinsville, Virginia plant. This new configuration will allow UNF America, LLC to produce Berry Amendment and North American Free Trade Agreement (“NAFTA”) compliant yarns. The new agreement will shorten the Company’s supply chain resulting in improvements in the working capital, flexibility and the financial results of its nylon joint ventures.

Review of First Quarter Fiscal Year 2010 compared to First Quarter Fiscal Year 2009
The following table sets forth the income (loss) from continuing operations components for each of the Company’s business segments for the fiscal quarters ended September 27, 2009 and September 28, 2008. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	September 27, 2009		September 28, 2008
		% to Total		% to Total	% Change
Net sales
Polyester	$104,460	73.1	$122,979	72.8	(15.1)
Nylon	38,391	26.9	46,030	27.2	(16.6)

Total	$142,851	100.0	$169,009	100.0	(15.5)

		% to Sales		% to Sales
Gross profit
Polyester	$13,803	9.7	$8,200	4.8	68.3
Nylon	5,603	3.9	5,225	3.1	7.2

Total	19,406	13.6	13,425	7.9	44.6

Write down of long-lived assets
Polyester	100	—	—	—	—
Nylon	—	—	—	—	—

Total	100	—	—	—	—

Selling, general and administrative expenses
Polyester	8,832	6.2	8,361	4.9	5.6
Nylon	2,332	1.6	2,184	1.3	6.8

Total	11,164	7.8	10,545	6.2	5.9

Provision for bad debts	576	0.4	558	—	3.2
Other operating (income) expense, net	(87)	—	(561)	—	(84.5)
Non-operating (income) expense, net	2,629	1.9	1,570	0.9	67.5

Income from continuing operations before income taxes	5,024	3.5	1,313	0.8	282.6
Provision for income taxes	2,535	1.8	1,885	1.1	34.5

Income (loss) from continuing operations	2,489	1.7	(572)	(0.3)	(535.0)
Loss from discontinued operations, net of tax	—	—	(104)	(0.1)	(100.0)

Net income (loss)	$2,489	1.7	$(676)	(0.4)	(468.2)

As reflected in the tables above, the Company recognized a $5.0 million profit from continuing operations before income taxes which was a $3.7 million increase over the prior year. The increase in income from continuing operations was primarily attributable to increased conversion margins in the domestic nylon operations, decreased converting costs in the domestic polyester operations and decreased converting costs in the Brazilian operations.

Consolidated net sales from continuing operations decreased $26.2 million, or 15.5% for the first quarter of fiscal year 2010 compared to the prior year first quarter. Consolidated unit sales volumes decreased by 5.1% for the first quarter of fiscal year 2010 primarily due to the global downturn that began the second quarter of the prior fiscal year and impacted all supply chains and markets. Compared to the prior year quarter, polyester and nylon segment volumes decreased 2.5% and 22.4%, respectively. The weighted-average selling price on a consolidated basis decreased by 10.4% for the same period. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit from continuing operations increased by $6.0 million to $19.4 million for the first quarter of fiscal year 2010 as compared to the prior year first quarter. This increase in gross profit was primarily attributable to improved per unit manufacturing costs for the polyester segment. Manufacturing costs on a per unit basis decreased 17.8% for the polyester segment as the Company aligned operational costs with lower sales volumes and benefited from increased Brazilian incentives. The nylon segment also experienced an improvement in gross profit due to higher conversion margins of 13.4% on a per unit basis attributable to mix enrichment and the resulting higher average selling prices. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Selling, General, and Administrative Expenses
Consolidated selling, general and administrative (“SG&A”) expenses increased by $0.6 million, or 5.9%, during the first quarter of fiscal year 2010 as compared to the same prior year quarter. The increase in SG&A in the first quarter was primarily a result of increases of $0.5 million in non-cash deferred compensation costs, $0.2 million in sales and service fees, and $0.2 million in equipment maintenance expenses offset by decreases of $0.2 million in salary and fringe expenses and $0.1 million in depreciation expenses.
Other Operating (Income) Expense, Net
Other operating (income) expense, net decreased from $0.6 million of income in the first quarter of fiscal year 2009 to $0.1 million of income in the first quarter of fiscal year 2010. The following table shows the components of other operating (income) expense, net (amounts in thousands):

	For the Quarters Ended
	September 27,	September 28,
	2009	2008
Gain on sale of fixed assets	$(94)	$(316)
Currency (gains) losses	13	(304)
Other, net	(6)	59

Other operating (income) expense, net	$(87)	$(561)

Income Taxes
The Company’s income tax provision for the quarter ended September 27, 2009 resulted in tax expense at an effective rate of 50.5% compared to the quarter ended September 28, 2008 which resulted in a tax expense at an effective rate of 143.5%. The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended September 27, 2009 is primarily due to losses in the U.S. and other jurisdictions for which no tax benefit can be recognized while operating profit is generated in other taxable jurisdictions. The difference between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended September 28, 2008 was also due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance increased $2.2 million in the quarter ended September 27, 2009 compared to a $0.6 million increase in the quarter ended September 28, 2008.
The Company believes it is reasonably possible unrecognized tax benefits will decrease approximately $1.2 million by the end of fiscal year 2010 as a result of expiring tax credit carry forwards.
The Company has elected to classify interest and penalties recognized as income tax expense. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal years 2008, 2009 or during the quarter ended September 27, 2009.
Polyester Operations
Consolidated polyester unit volumes decreased 2.5% for the quarter ended September 27, 2009, while average net selling prices decreased 12.6% compared to the quarter ended September 28, 2008. Net sales for the polyester segment for the first quarter of fiscal year 2010 decreased by $18.5 million or 15.1% as compared to the same quarter in the prior year primarily due to year-over-year reductions in raw material costs and the on-going impact of the global recession.
Domestically, polyester net sales decreased $17.1 million, or 20.1% as compared to the first quarter of fiscal year 2009. Domestic sales volume decreased 9.4% while average unit prices decreased 11.8%. The decrease in domestic weighted-average selling prices reflects a decline in sales prices driven by lower raw material costs compared to the same prior year quarter.
Gross profit for the consolidated polyester segment increased $5.6 million, or 68% over the first quarter of fiscal year 2009. On a per unit basis, gross profit increased 73%. Per unit manufacturing costs decreased 17.8% which consisted of decreased per unit variable manufacturing costs of 14.7% and decreased per unit fixed manufacturing costs of 24.3% as discussed further below. Additionally, during the first quarter of fiscal year 2010, conversion margins improved on a per unit basis of 1.3% compared to the same quarter of the prior year and 5.3% compared to the fiscal 2009 fourth quarter.
Domestic gross profit increased $3.3 million, or 154% over the first quarter of fiscal year 2009 primarily as a result of lower raw material and manufacturing costs. The Company experienced a decline in its domestic polyester conversion margin of $0.7 million; however on a per unit basis conversion margins increased 7.8% over the prior year quarter due to lower raw material cost. Variable manufacturing costs decreased $2.4 million or 3.4% on a per unit basis as a result of lower packaging, utility costs, and wage expenses. Fixed manufacturing costs also declined $1.6 million or 19.4% on a per unit basis as compared to first quarter of fiscal year 2009 primarily as a result of lower depreciation expense and reduced costs related to asset consolidations.
On a local currency basis, per unit net sales from the Company’s Brazilian texturing operation declined 0.8% while raw material costs decreased 8.9%, resulting in improved per unit conversion margins of 16.3%. Variable manufacturing costs increased on a per unit basis by 2.7% while fixed manufacturing costs decreased on a per unit basis by 23.7%, which when coupled with the improvement in conversion margins resulted in a per unit increase in gross profit of 47.7%. Per unit variable manufacturing costs increased primarily due to an increase in utilities expenses. Per unit fixed manufacturing costs decreased due to lower depreciation and other fixed manufacturing costs coupled with higher manufactured volumes. On a U.S. dollar basis, per unit net sales, conversion margin, and gross profit were further reduced by 11%, 13% and 16%, respectively, due to unfavorable changes in the currency exchange rate. The U.S. dollar value of the change in currency on net sales, conversion margin and gross profit was a decline of $4.4 million, $1.7 million and $0.6 million, respectively.
SG&A expenses for the first quarter of fiscal year 2010 were $8.8 million compared to $8.4 million in the same quarter in the prior year. The polyester segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the polyester foreign subsidiaries.
Nylon Operations
Consolidated nylon unit volumes decreased 22.4% in the first quarter of fiscal year 2010 compared to the prior year quarter while average selling prices increased 5.9%. Net sales for the nylon segment in the first quarter of fiscal year 2010 decreased $7.6 million, or 16.6% as compared to the first quarter of fiscal year 2009. The decrease in nylon net sales was primarily due to the previously discussed market decline, especially in the shape-wear segment, while the increase in sales price was due to a shift in product mix.
Gross profit for the nylon segment increased $0.4 million, or 7.2% in the first quarter of fiscal year 2010 compared to the prior year quarter. The nylon segment experienced a decrease in conversion margins of $2.1 million offset by decreased manufacturing costs of $2.5 million primarily as a result of lower wage and fringe expenses and lower depreciation expense. On a per unit basis conversion margins increased 13.4% offset by an increase in per unit manufacturing costs of 3.1% due to reduced sales volumes and a richer product mix. Variable manufacturing costs decreased $1.4 million, however, on a per unit basis variable costs increased 10.8% while fixed manufacturing costs decreased $1.1 million, and on a per unit basis fixed costs decreased 22.6%.
SG&A expenses for the first quarter of fiscal year 2009 were $2.3 million compared to $2.2 million in the same quarter in the prior year. The nylon segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the nylon foreign subsidiaries.
Corporate
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
During the second quarter of fiscal year 2009, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The exercise price is $4.16 per share which is equal to the market price of the Company’s stock on the grant date. The Company used a Monte Carlo stock option model to estimate the fair value of $2.49 per share and the derived vesting period of 1.2 years.
During the first quarter of fiscal year 2010, the Committee authorized the issuance of 1,700,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees and certain members of the Board. The stock options vest ratably over a three year period and have 10-year contractual terms. The Company used the Black-Scholes model to estimate the fair values of the options granted.

The following table provides detail of the number of options granted during the first quarter of fiscal year 2010 and the related assumptions used in the valuation of these awards:

	Expected
Options	term	Exercise	Interest		Dividend	Fair
granted	(years)	price	rate	Volatility	yield	value
1,660,000	5.5	$1.91	2.8%	63.6%	—	$1.10
40,000	5.5	$2.86	2.5%	63.9%	—	$1.65
The Company incurred $0.6 million and $0.3 million in the first quarter of fiscal years 2010 and 2009 respectively, in stock-based compensation expense which was recorded as selling, general and administrative (“SG&A”) expenses with the offset to capital in excess of par value.
During the first quarter of fiscal year 2009, the Company issued 1,268,300 shares of common stock as a result of the exercise of stock options. There were no options exercised during the first quarter of fiscal year 2010.
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
In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditure projects as follows:
•
Capital Expenditures. During the first quarter of fiscal 2010, the Company spent $2.1 million on capital expenditures compared to $3.6 million in the first quarter fiscal year 2009. The Company estimates its fiscal year 2010 capital expenditures will be within a range of $8.0 million to $9.0 million. From time to time, the Company may have restricted cash from the sale of certain nonproductive assets reserved for domestic capital expenditures in accordance with its long-term borrowing agreements. As of September 27, 2009, the Company had no restricted cash funds that were required to be used for domestic capital expenditures. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.

•
Joint Venture Investments. During the first quarter of fiscal year 2010, the Company received $1.6 million in dividend distributions from its joint ventures. Although historically over the past five years the Company has received distributions from certain of its joint ventures, there is no guarantee that it will continue to receive distributions in the future. The Company may from time to time increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million and recorded an additional impairment charge of $1.5 million, which included a $0.5 million adjustment related to certain disputed accounts receivable and a $1.0 million adjustment related to the fair value of its investment, as determined by the re-negotiated equity interest sales price. On March 30, 2009, the Company closed on the sale and received $9.0 million in proceeds.

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

The Company is executing its plans to establish a wholly-owned base of operations in Central America. The total investment in the initial stages is expected to be $10.0 million or less. The Company expects to be operational over the next six to nine months.

PAL entered into an agreement for PAL to buy most of the spun cotton yarn manufacturing operations from HBI. In addition, PAL will supply a substantial amount of HBI’s yarn demand in the western hemisphere. Under the agreement, PAL will take over the operations of three HBI manufacturing plants, and will supply HBI from those facilities and other existing U.S. production plants. While the funding required to finance this purchase and the required working capital will likely limit the Company’s ability to receive large dividends from PAL, the Company does expect this agreement will substantially improve the financial performance of the joint venture and ultimately the fair value of its investment.

As discussed below in “Long-Term Debt”, the Company’s Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the Company’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of September 27, 2009, the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore subjected to these restrictions. These restrictions will likely apply in future quarters until such time as the Company’s financial performance improves.

Cash Provided by Continuing Operations
The following table summarizes the net cash provided by continuing operations:

	For the Quarters Ended
	September 27, 2009	September 28, 2008
	(Amounts in millions)
Cash provided by continuing operations
Cash Receipts:
Receipts from customers	$142.7	$173.1
Dividends from unconsolidated affiliates	1.6	2.1
Other receipts	0.3	0.5
Cash Payments:
Payments to suppliers and other operating cost	101.8	142.3
Payments for salaries, wages, and benefits	26.8	28.5
Payments for restructuring and severance	0.4	0.9
Payments for taxes	2.4	1.4

Cash provided by continuing operations	$13.2	$2.6

The discussion below compares cash provided by continuing operations for the first quarter of fiscal 2009 to the first quarter of fiscal year 2010. Cash received from customers decreased from $173.1 million to $142.7 million due to lower net sales related to the economic downturn which began in the second quarter of fiscal year 2009. Payments to suppliers and for other operating costs decreased from $142.3 million to $101.8 million primarily as a result of the reduction in production related to the decline in product demand. Salary, wage and benefit payments decreased from $28.5 million to $26.8 million, also as a result of reduced production and reduced workforce associated with asset consolidation efficiencies. Taxes paid by the Company increased from $1.4 million to $2.4 million as a result of an increase in tax liabilities related to the

Company’s Brazilian subsidiary. The Company received cash dividends of $2.1 million and $1.6 million from PAL while cash received from other miscellaneous sources including interest decreased from $0.5 million to $0.3 million.
On a U.S. dollar basis, working capital increased from $175.8 million at June 28, 2009 to $188.7 million at September 27, 2009 due to increases in cash of $13.0 million, increases in accounts receivable of $1.5 million, increases in inventories of $9.8 million, decreases in current maturities of long-term debt and other current liabilities of $0.6 million, offset by increases in accounts payable of $7.5 million, and increases in accrued expenses of $3.6 million, decreases in assets held for sale of $0.1 million, decreases in restricted cash of $0.6 million, and decreases in other current assets of $0.2 million. The working capital current ratio was 4.2 at September 27, 2009 and 4.6 at June 28, 2009.
Cash Used In Investing Activities and Financing Activities
The Company utilized $0.2 million from net investing activities and utilized $2.2 million in net financing activities during the quarter ended September 27, 2009. The primary cash expenditures for investing and financing activities during the current period included $2.2 million for payments of debt and $2.1 million in capital expenditures, offset by $1.8 million decrease in restricted cash and $0.1 million in proceeds from the sale of capital assets.
The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control. The Company may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to the Company under its amended revolving credit facility (“Amended Credit Agreement”) in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of its existing and future indebtedness, including its 11.5% senior secured notes (the “2014 notes”) which mature on May 15, 2014 and its Amended Credit Agreement, may limit its ability to pursue any of these alternatives. See “Item 1A—Risk Factors—The Company will require a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control” included in the Company’s Form 10-K for the fiscal year ended June 28, 2009. Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition of its customers and the operating performance of joint ventures, alliances and other equity investments.
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

Note Repurchases from Sources Other than Sales of Collateral and Non-Collateral. In addition to the offers to repurchase notes set forth above, the Company may also, from time to time, seek to retire or purchase its outstanding debt, in open market purchases, in privately negotiated transactions or otherwise. Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. See “Long-term Debt” below for further discussion.
The preceding description is qualified in its entirety by reference to the Indenture and the 2014 notes which are listed on the Exhibit Index of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.
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

Long-Term Debt
On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes (“2014 notes”) due May 15, 2014. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its Amended Credit Agreement as discussed below. The assets include but are not limited to, property, plant and equipment, domestic capital stock and some foreign capital stock. Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, at September 27, 2009 was approximately $164.4 million.
Through September 27, 2009, the Company sold property, plant and equipment secured by first-priority liens in an aggregate amount of $25.0 million. In accordance with the 2014 notes collateral documents and the indenture, the proceeds from the sale of the property, plant and equipment (First Priority Collateral) were deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. Through September 27, 2009, the Company had utilized all $25.0 million to purchase qualifying assets, leaving no funds remaining in the First Priority Collateral Account.
Prior to May 15, 2009, the Company could elect to redeem up to 35% of the principal amount of the 2014 notes with the proceeds of certain equity offerings at a redemption price equal to 111.5% of par value, otherwise the Company cannot redeem the 2014 notes prior to May 15, 2010. After May 15, 2010, the Company can elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs. As of September 27, 2009 no such optional redemptions had occurred. The Company may purchase its 2014 notes, in open market purchases or in privately negotiated transactions and then retire them. Such purchases of the 2014 notes will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. On September 15, 2009, the Company repurchased and retired notes having a face value of $0.5 million in open market purchases. The net effect of the gain on this repurchase and the write-off of the respective unamortized issuance cost of the 2014 notes resulted in a net gain of $0.1 million.
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
As of September 27, 2009, under the terms of the Amended Credit Agreement, the Company had no outstanding borrowings and borrowing availability of $65.5 million.
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
The Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the Company’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of September 27, 2009 the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore subjected to these restrictions. These restrictions will likely apply in future quarters until such time as the Company’s financial performance improves.
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
Unifi do Brazil, received loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans had a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was (0.8)% on September 27, 2009. The loans were collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil made certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 8.8% as of September 27, 2009. The ability to make new borrowings under the tax incentive program ended in May 2008. As of September 27, 2009 Unifi do Brazil had $5.8 million of outstanding deposits and loans recorded on its balance sheet.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its Amended Credit Agreement, will be adequate to fund anticipated capital and other expenditures and to satisfy its working capital requirements for at least the next twelve months.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. On June 30, 2009 the FASB issued its first Accounting Standard Update (“ASU”) No. 2009-01 “Topic 105 — Generally Accepted Accounting Principles amendments based on No. 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Accounting Standards Codification (“ASC”) 105-10 establishes a single source of generally accepted accounting principles (“GAAP”) which is to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the ASC. The SEC also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. The ASC superseded all existing non-SEC accounting and reporting standards. All non-grandfathered accounting literature not included in the ASC will be considered non-authoritative.
Effective June 29, 2009, the Company adopted ASC 805-20, Business Combinations — Identifiable Assets, Liabilities and Any Non-Controlling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The adoption of this guidance had no material effect on the Company’s financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”) and ASU No. 2009-14, “Certain Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using a selling price hierarchy using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.
Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements
Forward-looking statements are those that do not relate solely to historical fact. These forward-looking statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe”, “anticipate”, “expect”, “estimate”, “intend,” “project,” “plan”,“, will”, or words or phrases of similar meaning. Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties through-out this report as well as those discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on form 10K for the fiscal year ended June 28, 2009. Factors that may cause actual results to differ from expectations include:
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
Currency Exchange Rate Risk: The Company accounts for derivative contracts and hedging activities at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.
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
Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed inventory purchases made by its Brazilian subsidiary. Generally 5% of these inventory purchases are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. The latest maturity for all outstanding purchase and sales foreign currency forward contracts is November 2009.
Under the ASC there is now a common definition of fair value to be used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.
The levels of the fair value hierarchy are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, or
•	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 27,	June 28,
	2009	2009
	Level 2	Level 2
Foreign currency purchase contracts:
Notional amount	$134	$110
Fair value	141	130

Net gain	$(7)	$(20)

Foreign currency sales contracts:
Notional amount	$628	$1,121
Fair value	622	1,167

Net gain (loss)	$6	$(46)

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those that were not hedged, was a pre-tax loss of $13 thousand for the quarter ended September 27, 2009 and a pre-tax gain of $0.3 million for the quarter ended September 28, 2008.
The Company calculates the fair values of its 2014 notes based on the traded price of the notes on the latest trade date prior to its period end. These are considered Level 1 inputs in the fair value hierarchy. The fair values of $164.4 million and $112.9 million of the 2014 notes at September 27, 2009 and June 28, 2009 were calculated based on the latest trade price on September 15, 2009 and June 19, 2009, respectively.
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
Item 4. Controls and Procedures
As of September 27, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors set forth under Part 1A. “Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 28, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and (b) are not applicable.
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended September 27, 2009:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
6/29/09 - 7/28/09	—	—	—	6,807,241

7/29/09 - 8/28/09	—	—	—	6,807,241

8/29/09 - 9/27/09	—	—	—	6,807,241

Total	—	—	—

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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

10.1	Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.2	Change of Control Agreement between Unifi, Inc. and Charles F, McCoy, effective August 14, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.3	Change of Control Agreement between Unifi, Inc. and Ronald L. Smith, effective August 14, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.4	Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.5	Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective August 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIFI, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
Date: October 30, 2009	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)