Form 10-Q
period 2009-12-27
UNIFI INC
filed 2010-02-05
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009
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
Registrant’s telephone number, including area code: (336) 294-4410
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of February 2, 2010 was 60,172,300.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended December 27, 2009

Part.1 Financial Information
Item.1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	December 27,	June 28,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,442	$42,659
Receivables, net	69,354	77,810
Inventories	103,012	89,665
Deferred income taxes	1,294	1,223
Assets held for sale	—	1,350
Restricted cash	3,609	6,477
Other current assets	5,887	5,464

Total current assets	237,598	224,648

Property, plant and equipment	746,341	744,253
Less accumulated depreciation	(589,817)	(583,610)

	156,524	160,643

Restricted cash	—	453
Intangible assets, net	15,821	17,603
Investments in unconsolidated affiliates	62,959	60,051
Other noncurrent assets	13,035	13,534

Total assets	$485,937	$476,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,619	$26,050
Accrued expenses	15,871	15,269
Income taxes payable	445	676
Current maturities of long-term debt and other current liabilities	3,977	6,845

Total current liabilities	47,912	48,840

Notes payable	178,722	179,222
Other long-term debt and liabilities	2,981	3,485
Deferred income taxes	371	416
Commitments and contingencies
Shareholders’ equity:
Common stock	6,017	6,206
Capital in excess of par value	26,716	30,250
Retained earnings	209,940	205,498
Accumulated other comprehensive income	13,278	3,015

	255,951	244,969

Total liabilities and shareholders’ equity	$485,937	$476,932

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended		For the Six-Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Summary of Operations:
Net sales	$142,255	$125,727	$285,106	$294,736
Cost of sales	124,919	123,415	248,364	278,999
Write down of long-lived assets	—	—	100	—
Selling, general & administrative expenses	12,152	9,304	23,316	19,849
Provision (benefit) for bad debts	(564)	501	12	1,059
Other operating (income) expense, net	(109)	(5,212)	(196)	(5,773)

Non-operating (income) expense:
Interest income	(834)	(680)	(1,580)	(1,593)
Interest expense	5,223	5,748	10,715	11,713
Gain on extinguishment of debt	—	—	(54)	—
Equity in earnings of unconsolidated affiliates	(1,609)	(162)	(3,672)	(3,644)
Write down of investment in unconsolidated affiliate	—	1,483	—	1,483

Income (loss) from continuing operations before income taxes	3,077	(8,670)	8,101	(7,357)
Provision for income taxes	1,124	614	3,659	2,499

Income (loss) from continuing operations	1,953	(9,284)	4,442	(9,856)
Income from discontinued operations — net of tax	—	216	—	112

Net income (loss)	$1,953	$(9,068)	$4,442	$(9,744)

Earnings (loss) per share from continuing operations and net income:
Income (loss) per common share — basic	$.03	$(.15)	$.07	$(.16)

Income (loss) per common share — diluted	$.03	$(.15)	$.07	$(.16)

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Six-Months Ended
	December 27,	December 28,
	2009	2008
Cash and cash equivalents at beginning of year	$42,659	$20,248
Operating activities:
Net income (loss)	4,442	(9,744)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Income from discontinued operations	—	(112)
Earnings of unconsolidated affiliates, net of distributions	(2,062)	(1,579)
Depreciation	11,563	15,832
Amortization	2,334	2,137
Stock-based compensation expense	1,273	622
Deferred compensation expense (recovery), net	343	(69)
Net gain on asset sales	(57)	(5,910)
Gain on extinguishment of debt	(54)	—
Write down of long-lived assets	100	—
Write down of investment in unconsolidated affiliate	—	1,483
Deferred income tax	(19)	35
Provision for bad debts	12	1,059
Other	301	256
Change in assets and liabilities, excluding effects of foreign currency adjustments	565	(11,962)

Net cash provided by (used in) continuing operating activities	18,741	(7,952)

Investing activities:
Capital expenditures	(4,965)	(7,829)
Investment in joint venture	(550)	—
Acquisition of intangible asset	—	(500)
Change in restricted cash	4,158	10,118
Proceeds from sale of capital assets	1,358	6.950
Other	(79)	—

Net cash (used in) provided by investing activities	(78)	8,739

Financing activities:
Payments of long-term debt	(4,594)	(20,578)
Borrowings of long-term debt	—	14,600
Proceeds from stock option exercises	—	3,830
Purchase and retirement of Company stock	(4,995)	—
Other	—	37

Net cash used in financing activities	(9,589)	(2,111)

Cash flows of discontinued operations:
Operating cash flows	—	(162)

Effect of exchange rate changes on cash and cash equivalents	2,709	(6,143)

Net increase (decrease) in cash and cash equivalents	11,783	(7,629)

Cash and cash equivalents at end of period	$54,442	$12,619

     See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation
The Condensed Consolidated Balance Sheet of Unifi, Inc. together with its subsidiaries (the “Company”) at June 28, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 28, 2009, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 27, 2009, and the results of operations and cash flows for the periods ended December 27, 2009 and December 28, 2008. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. Certain prior period amounts have been reclassified to conform to current year presentation.
The significant accounting policies followed by the Company are presented on pages 74 to 80 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.
2.	Inventories
Inventories are comprised of the following (amounts in thousands):

	December 27,	June 28,
	2009	2009
Raw materials and supplies	$45,052	$42,351
Work in process	4,755	5,936
Finished goods	53,205	41,378

	$103,012	$89,665

3.	Accrued Expenses
Accrued expenses are comprised of the following (amounts in thousands):

	December 27,	June 28,
	2009	2009
Payroll and fringe benefits	$9,403	$6,957
Severance	977	1,385
Interest	2,471	2,496
Utilities	1,762	2,085
Retiree reserve	196	190
Property taxes	6	1,094
Other	1,056	1,062

	$15,871	$15,269

4.	Earnings Per Common Share
The following table sets forth the reconciliation of basic and diluted per share computations (amounts in thousands, except per share data):

	For the Quarters Ended		For the Six-Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Determination of shares:
Weighted average common shares outstanding	61,498	62,030	61,778	61,582
Assumed conversion of dilutive stock options	286	—	143	—

Diluted weighted average common shares outstanding	61,784	62,030	61,921	61,582

Income (loss) per common share — basic	$.03	$(.15)	$.07	$(.16)
Income (loss) per common share — diluted	$.03	$(.15)	$.07	$(.16)
The number of options to purchase shares of common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive was 892,388 at December 27, 2009. For the quarter and year-to-date periods ended December 28, 2008, no options were included in the computation of diluted loss per share because the Company reported net losses from continuing operations.
5.	Other Operating (Income) Expense, Net
The following table summarizes the Company’s other operating (income) expense, net (amounts in thousands):

	For the Quarters Ended		For the Six-Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
(Gain) loss on sale of fixed assets	$37	$(5,594)	$(57)	$(5,910)
Currency (gains) losses	(133)	380	(120)	77
Other, net	(13)	2	(19)	60

Other operating (income) expense, net	$(109)	$(5,212)	$(196)	$(5,773)

6.	Intangible Assets, Net
Other intangible assets subject to amortization consisted of customer relationships of $22.0 million and non-compete agreements of $4.0 million which were entered in connection with an asset acquisition consummated in fiscal year 2007. The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life. The non-compete agreement is being amortized using the straight-line method. The non-compete agreement had an original amortizable life of five years plus the term of the original Sales and Service Agreement (the “Agreement”) with Dillon Yarn Company (“Dillon”) which was two years as discussed in “Footnote 16. Related Party Transactions”. The Agreement was extended for a one year period two times, effective as of January 1, 2009 and January 1, 2010. There are no estimated residual values related to these intangible assets. Accumulated amortization at December 27, 2009 and June 28, 2009 for these intangible assets was $10.3 million and $8.7 million, respectively. These intangible assets relate to the polyester segment.

In addition, the Company allocated $0.5 million to customer relationships arising from a transaction that closed in the second quarter of fiscal year 2009. This customer list is being amortized using the straight-line method over a period of one and a half years. Accumulated amortization at December 27, 2009 and June 28, 2009 was $0.3 million and $0.2 million, respectively. These intangible assets relate to the polyester segment.
The following table represents the expected intangible asset amortization for the next five fiscal years (amounts in thousands):

	Aggregate Amortization Expenses
	2011	2012	2013	2014	2015
Customer lists	$2,173	$2,022	$1,837	$1,481	$1,215
Non-compete contract	381	381	381	381	381

	$2,554	$2,403	$2,218	$1,862	$1,596

7.	Recent Accounting Pronouncements
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

Effective June 29, 2009, the Company adopted ASC 805-20, “Business Combinations — Identifiable Assets, Liabilities and Any Non-Controlling Interest” (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 which requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The adoption of this guidance had no material effect on the Company’s financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”) and ASU No. 2009-14, “Certain Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenues in the absence of vendor-specific objective evidence or third party evidence of selling price for deliverables using a selling price hierarchy associated with the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect that the adoption of ASU 2009-13 or ASU 2009-14 will have a material impact on the Company’s consolidated results of operations or financial condition.
In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for the Transfers of Financial Assets” which amends the ASC to include SFAS No.166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140”. SFAS No. 166 revised SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125” requiring additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. ASU No. 2009-16 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. The Company does not expect the adoption of this guidance will have a material impact on its financial position or results of operations.
In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends the ASC to include SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. The amendment requires an analysis be performed to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has the power to direct the activities of a variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. ASU No. 2009-17 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this guidance will have a material impact on its financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-01, “Equity (Topic 505) Accounting for Distributions to Shareholders with Components of Stock and Cash” which clarifies that the stock portion of a distribution to shareholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for the Company’s interim period ended December 27, 2009. The adoption of ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”. ASU 2010-02 clarifies Topic 810 implementation issues relating to a decrease in ownership of a subsidiary that is a business or non-profit activity. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). This update is effective for the Company’s interim period ended December 27, 2009. The adoption of ASU No. 2010-02 did not have a material impact on the Company’s consolidated financial position or results of operations.

8.	Comprehensive Income (Loss)
Comprehensive income amounted to $3.8 million and $14.7 million for the second quarter and year-to-date periods of fiscal year 2010, respectively, compared to comprehensive losses of $23.2 million and $39.7 million for the second quarter and the year-to-date periods of fiscal year 2009. Comprehensive income is comprised of net income of $2.0 million and $4.4 million for the second quarter and year-to-date periods of fiscal year 2010, respectively, and positive translation adjustments of $1.8 million and $10.3 million, respectively. Comparatively, comprehensive losses were comprised of net losses of $9.1 million and $9.7 million for the second quarter and year-to-date periods of fiscal year 2009, respectively, and negative translation adjustments of $14.1 million and $30.0 million, respectively. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.
9.	Investments in Unconsolidated Affiliates
The following table represents the Company’s investments in unconsolidated affiliates:

Affiliate Name	Date Acquired	Location	Percent Ownership

Parkdale America, LLC (“PAL”)	Jun-97	North and South Carolina	34%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha — Emek, Israel	50%

UNF America, LLC (“UNF America”)	Oct-09	Ridgeway, Virginia	50%

Yihua Unifi Fibre Company Limited (“YUFI”) (1)	Aug-05	Yizheng, Jiangsu Province, People’s Republic of China	50%

(1)	The Company completed the sale of YUFI during the fourth quarter of fiscal year 2009.
Condensed balance sheet information as of December 27, 2009 and June 28, 2009, and income statement information for the quarter and year-to-date periods ended December 27, 2009 and December 28, 2008, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	As of	As of
	December 27, 2009	June 28, 2009
Current assets	$167,531	$152,288
Noncurrent assets	112,910	101,893
Current liabilities	32,160	22,834
Noncurrent liabilities	15,245	4,294
Shareholders’ equity and capital accounts	233,036	227,053

	For the Quarters Ended
	December 27, 2009	December 28, 2008
Net sales	$117,766	$134,687
Gross profit	16,294	3,420
Depreciation and amortization	6,621	7,246
Income (loss) from operations	12,277	(1,611)
Net income (loss)	11,027	(2,423)

	For the Six-Months Ended
	December 27, 2009	December 28, 2008
Net sales	$217,212	$302,543
Gross profit	24,703	6,830
Depreciation and amortization	11,647	13,572
Income (loss) from operations	17,442	(3,540)
Net income	18,299	1,963
PAL receives benefits under the Food, Conservation, and Energy Act of 2008 (“2008 U.S. Farm Bill”) which extended the existing upland cotton and extra long staple cotton programs, including economic adjustment assistance provisions for ten years. Beginning August 1, 2008, the program provided textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year from August 1 to July 31, plus eighteen months to make the capital expenditures. In the period when both criteria have been met; eligible upland cotton has been consumed, and qualifying capital expenditures under the program have been made; the economic assistance is recognized by PAL as reductions to cost of sales. PAL received economic assistance under the program of $14.0 million during the eleven months ended June 28, 2009 and, in accordance with the program provisions, recognized $9.7 million as reductions to costs of sales of which the Company’s share was $3.3 million.

On October 19, 2009 PAL notified the Company that approximately $8.0 million of the capital expenditures recognized for fiscal year 2009 had been preliminarily disqualified by the U.S. Department of Agriculture (“USDA”). PAL appealed the decision with the USDA. In November 2009, PAL notified the Company that the USDA had denied the appeal. PAL has filed a second appeal at a higher level and a hearing is scheduled during the Company’s third quarter of fiscal year 2010. In the event that PAL’s appeal is unsuccessful, PAL may be required to adjust its prior period earnings which the Company believes would not materially impact its results of operations. From a cash perspective, PAL has informed the Company that it expects there will be sufficient future qualifying capital expenditures to recapture any lost benefit after the appeal process has been completed.

The Company’s investment in PAL at December 27, 2009 was $59.6 million and the underlying equity in the net assets of PAL at December 27, 2009 was $77.4 million. The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million, net income adjustments of $0.3 million related to the expected disallowed expenditures for the cotton rebate program and other comprehensive income of $0.1 million offset by $74.1 million of investment impairment charges.

On October 8, 2009, a wholly-owned foreign subsidiary of the Company formed a new joint venture, UNF America, with its partner, Nilit Ltd. (“Nilit”), for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. This new joint venture will allow UNF America to produce Berry Amendment and North American Free Trade Agreement (“NAFTA”) compliant yarns which UNF was not able to produce under the product origination requirements of these trade agreements. The new joint venture will also shorten the Company’s supply chain resulting in expected improvements in the Company’s working capital, flexibility of the Company’s product offerings and the financial performance of the Company’s investments in equity affiliates.

The Company’s initial investment in UNF America was fifty thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital. The loan carries interest at LIBOR plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members. The loan is being treated as an additional investment by the Company for accounting purposes.

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

10.	Income Taxes
The Company’s income tax provision for the quarter ended December 27, 2009 resulted in tax expense at an effective rate of 36.5% compared to the quarter ended December 28, 2008 which resulted in tax expense at an effective rate of 7.1%. The Company’s income tax provision for the year-to-date period ended December 27, 2009 resulted in tax expense at an effective rate of 45.2% compared to the year-to-date period ended December 28, 2008 which resulted in tax expense at an effective rate of 33.5%.

The differences between the Company’s income tax expense and the U.S. statutory rate for the quarter and year-to-date period ended December 27, 2009 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions. The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter and year-to-date period ended December 28, 2008 were primarily attributable to state income tax benefits, foreign income taxed at rates less than the U.S. statutory rate and an increase in the valuation allowance.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance decreased $1.5 million and increased $0.7 million in the quarter and year-to-date period ended December 27, 2009, respectively, compared to increases of $3.5 million and $4.1 million in the quarter and year-to-date period ended December 28, 2008, respectively. The net increase in the valuation allowance for the year-to-date period ended December 27, 2009 primarily consists of a $0.3 million decrease in the net operating loss generated in the period, and an increase of $1.0 million related to other temporary differences.

The Company believes it is reasonably possible unrecognized tax benefits will decrease by approximately $1.2 million by the end of fiscal year 2010 as a result of expiring tax credit carry forwards.

The Company has elected to classify interest and penalties recognized as income tax expense. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal year 2009 or during the quarter or year-to-date period ended December 27, 2009.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2009, for non-U.S. income taxes for tax years 2001 through 2009, and for state and local income taxes for fiscal years 2001 through 2009.

11.	Stock-Based Compensation
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

	Expected term	Exercise	Interest		Dividend
Options granted	(years)	price	rate	Volatility	yield	Fair value
1,660,000	5.5	$1.91	2.8%	63.6%	—	$1.10
40,000	5.5	$2.86	2.5%	63.9%	—	$1.65
The Company incurred $0.7 million and $0.3 million in the second quarter of fiscal years 2010 and 2009 respectively, and $1.3 million and $0.6 million for the year-to-date periods, respectively, in stock-based compensation charges which were recorded as selling, general and administrative (“SG&A”) expenses with the offset to capital in excess of par value.

The Company issued 100,000 shares of common stock and 1,368,300 shares of common stock during the second quarter and year-to-date periods of fiscal year 2009, respectively, as a result of the exercise of stock options. There were no options exercised during the second quarter or the year-to-date period of fiscal year 2010.
12.	Assets Held for Sale
The Company had assets held for sale related to the consolidation of its polyester manufacturing capacity that are comprised of the remaining assets and structures in Kinston, North Carolina (“Kinston”). As of June 28, 2009, the value of the machinery and equipment held for sale was $1.4 million.

During the first quarter of fiscal year 2010, the Company entered into a contract to sell certain of the assets held for sale and based on the contract price, the Company recorded a $0.1 million non-cash impairment charge in the first quarter of fiscal year 2010. The sale closed during the second quarter of fiscal year 2010. The remaining assets and structures at the Kinston facility have no net book value and will be conveyed back to E.I. DuPont de Nemours (“DuPont”) if the Company is unable to sell the assets by March 20, 2010.

13.	Severance and Restructuring Charges
Severance
The Company recorded severance expense of $2.4 million for its former President and Chief Executive Officer (“CEO”) during the first quarter of fiscal year 2008 and $1.7 million of severance expense related to its former Chief Financial Officer during the second quarter of fiscal year 2008.

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

The table below summarizes changes to the accrued severance account for the six-month period ended December 27, 2009 (amounts in thousands):

	Balance at				Balance at
	June 28, 2009	Charges	Adjustments	Amounts Used	December 27, 2009
Accrued severance	$1,687 (1)	—	20	(730)	$977

(1)	As of June 28, 2009, the Company classified $0.3 million of executive severance as long-term.
14.	Derivatives and Fair Value Measurements
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

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed inventory purchases made by its Brazilian subsidiary. Generally up to 5% of these inventory purchases are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. As of December 27, 2009, the Brazilian subsidiary’s currency risk was minimal and therefore no forward contracts were deemed necessary. The latest maturity for all outstanding foreign currency sales contracts is March 2010.

There is now a common definition of fair value used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.
The levels of the fair value hierarchy are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, or

•	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 27,	June 28,
	2009	2009
Foreign currency purchase contracts:	Level 2	Level 2

Notional amount	$—	$110
Fair value	—	130

Net gain	$—	$(20)

Foreign currency sales contracts:
Notional amount	$1,783	$1,121
Fair value	1,828	1,167

Net loss	$(45)	$(46)

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax gain of $0.1 million for the quarter ended December 27, 2009 and a pre-tax loss of $0.4 million for the quarter ended December 28, 2008. For the year-to-date periods ended December 27, 2009 and December 28, 2008, the total impact of foreign currency related items resulted in a pre-tax gain of $0.1 million and a pre-tax loss of $0.1 million, respectively.
The Company calculates the fair value of its 11.5% senior secured notes, which mature on May 15, 2014 (the “2014 notes”) based on the traded price of the notes on the latest trade date prior to its period end. These are considered Level 1 inputs in the fair value hierarchy. The following table shows the fair values at December 27, 2009 and June 28, 2009 which were calculated based on the latest trade price on December 17, 2009 and June 19, 2009, respectively (amounts in thousands):

	December 27, 2009		June 28, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
2014 Notes Payable	$178,722	$170,680	$179,222	$112,910

15.	Contingencies
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
In fiscal 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction the Company and Dillon entered into the Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon for certain sales and transitional services to be provided by Dillon’s sales staff and executive management. On December 1, 2008, the Company entered into an agreement to extend the polyester services portion of the Agreement for a term of one year effective January 1, 2009 pursuant to which the Company agreed to pay Dillon an aggregate amount of $1.7 million. The Company recorded $0.4 million and $0.3 million of SG&A expense for the second quarter of fiscal years 2010 and 2009, respectively, and $0.9 million and $0.5 million for the year-to-date periods of fiscal year 2010 and 2009, respectively, related to this contract and the related amendment.

On December 11, 2009, the Company and Dillon entered into a Second Amendment (the “Amendment”) to the Agreement. The Amendment provides that effective January 1, 2010, the term of the Agreement will be extended for a one year term which will expire on December 31, 2010 pursuant to which the Company will pay Dillon an aggregate amount of $1.3 million. Mr. Stephen Wener is the President and CEO of Dillon. Mr. Wener is Chairman of the Company’s Board of Directors (“Board”) and has been a member of the Board since May 24, 2007. The terms of the Company’s Agreement with Dillon are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar services.

On November 25, 2009, the Company entered into a stock purchase agreement with Invemed Catalyst Fund. L.P. (the “Fund”). Pursuant to the stock purchase agreement, the Company agreed to purchase 1,885,000 shares of its common stock from the Fund for an aggregate purchase price of $5.0 million. The Company and the Fund negotiated the per share purchase price of $2.65 per share based on an approximately 10% discount to the closing price of the Company’s common stock on November 24, 2009.

Mr. Kenneth G. Langone, a member of the Company’s board of directors, is the principal stockholder and CEO of Invemed Securities, Inc., which is a managing member of Invemed Catalyst Gen Par, LLC, the general partner of the Fund. Mr. William M. Sams, another member of the Company’s board of directors, is a limited partner of the Fund. Neither Mr. Langone nor Mr. Sams was involved in any decisions by the board of directors of the Company or any committee thereof with respect to this stock purchase transaction. Following the purchase, Mr. Langone continued to beneficially own 1,757,900 shares of the Company’s common stock, or 2.9% of the total outstanding shares, and Mr. Sams continued to beneficially own 5,420,000 shares of the Company’s common stock, or 9.0% of the total outstanding shares of the Company’s common stock.
17.	Segment Disclosures
The following is the Company’s segment information for the quarters and six-month period ended December 27, 2009 and December 28, 2008 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended December 27, 2009:
Net sales to external customers	$104,303	$37,952	$142,255
Inter-segment net sales	—	—	—
Depreciation and amortization	5,750	862	6,612
Segment operating profit	2,924	2,260	5,184
Total segment assets	322,232	75,462	397,694

Quarter ended December 28, 2008:
Net sales to external customers	$93,984	$31,743	$125,727
Inter-segment net sales	—	—	—
Depreciation and amortization	5,684	1,912	7,596
Segment operating loss	(6,735)	(257)	(6,992)
Total segment assets	332,994	84,505	417,499
The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	December 27,	December 28,
	2009	2008
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$6,612	$7,596
Depreciation included in other operating (income) expense, net	36	36
Amortization included in interest expense, net	276	289

Consolidated depreciation and amortization	$6,924	$7,921

Reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes:
Reportable segments operating income (loss)	$5,184	$(6,992)
Provision (benefit) for bad debts	(564)	501
Other operating (income) expense, net	(109)	(5,212)
Interest expense, net	4,389	5,068
Equity in earnings of unconsolidated affiliates	(1,609)	(162)
Write down of investment in unconsolidated affiliate	—	1,483

Income (loss) from continuing operations before income taxes	$3,077	$(8,670)

	Polyester	Nylon	Total
Six-Months ended December 27, 2009:
Net sales to external customers	$208,763	$76,343	$285,106
Intersegment net sales	—	—	—
Depreciation and amortization	11,518	1,755	13,273
Segment operating profit	7,795	5,531	13,326

Six-Months ended December 28, 2008:
Net sales to external customers	$216,963	$77,773	$294,736
Intersegment net sales	—	71	71
Depreciation and amortization	12,973	4,346	17,319
Segment operating profit (loss)	(6,925)	2,813	(4,112)
The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Six-Months Ended
	December 27,	December 28,
	2009	2008
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$13,273	$17,319
Depreciation included in other operating (income) expense, net	71	71
Amortization included in interest expense, net	553	579

Consolidated depreciation and amortization	$13,897	$17,969

Reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes:
Reportable segments operating income (loss)	$13,326	$(4,112)
Provision for bad debts	12	1,059
Other operating (income) expense, net	(196)	(5,773)
Interest expense, net	9,135	10,120
Gain on extinguishment of debt	(54)	—
Equity in earnings of unconsolidated affiliates	(3,672)	(3,644)
Write down of investment in unconsolidated affiliate	—	1,483

Income (loss) from continuing operations before income taxes	$8,101	$(7,357)

For purposes of internal management reporting, segment operating profit (loss) represents segment net sales less cost of sales, segment restructuring charges, segment impairments of long-lived assets, and allocated SG&A expenses. Certain non-segment manufacturing and unallocated SG&A costs are allocated to the operating segments based on activity drivers relevant to the respective costs. This allocation methodology is updated as part of the annual budgeting process.
The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to the provision for bad debts, other operating (income) expense, net and equity in earnings of unconsolidated affiliates and related impairments.
Segment operating profit (loss) excludes the benefit for bad debts of $0.6 million and a provision of $0.5 million for the current and prior year second quarter periods, respectively, and a provision of twelve thousand dollars and $1.1 million for the current and prior year-to-date periods, respectively.

The total assets for the polyester segment increased from $314.6 million at June 28, 2009 to $322.2 million at December 27, 2009 primarily due to increases in cash, inventory, and deferred taxes of $13.5 million, $10.3 million, and $0.1 million, respectively. These increases were offset by decreases in accounts receivable, short-term restricted cash, property, plant, and equipment, other long-term assets, other current assets and long-term restricted cash of $7.7 million, $2.9 million, $2.6 million, $1.7 million, $0.9 million, and $0.5 million, respectively. The total assets for the nylon segment increased from $75.0 million at June 28, 2009 to $75.5 million at December 27, 2009 primarily due to increases in inventory and cash of $3.4 million and $0.3 million, respectively. These increases were offset by decreases in accounts receivable and property, plant, and equipment of $2.1 million and $1.1 million, respectively.
18.	Subsequent Events
The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the SEC on February 5, 2010 and has determined there were no items deemed reportable.
19.	Condensed Consolidated Guarantor and Non-Guarantor Financial Statements
The guarantor subsidiaries presented below represent the Company’s subsidiaries that are subject to the terms and conditions outlined in the indenture governing the Company’s issuance of the 2014 notes and the guarantees, jointly and severally, on a senior secured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries which do not guarantee the notes. Each subsidiary guarantor is 100% owned, directly or indirectly, by Unifi, Inc. and all guarantees are full and unconditional.

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries of the 2014 notes is presented below.

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Information as of December 27, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,940	$(3,266)	$45,768	$—	$54,442
Receivables, net	—	50,830	18,524	—	69,354
Inventories	—	72,077	32,609	(1,674)	103,012
Deferred income taxes	—	—	1,294	—	1,294
Restricted cash	—	—	3,609	—	3,609
Other current assets	75	1,701	4,111	—	5,887

Total current assets	12,015	121,342	105,915	(1,674)	237,598

Property, plant and equipment	11,348	660,266	74,727	—	746,341
Less accumulated depreciation	(2,042)	(534,582)	(53,193)	—	(589,817)

	9,306	125,684	21,534	—	156,524
Intangible assets, net	—	15,821	—	—	15,821
Investments in unconsolidated affiliates	—	59,572	3,387	—	62,959
Investments in consolidated subsidiaries	412,505	—	—	(412,505)	—
Other noncurrent assets	3,984	12,857	(3,806)	—	13,035

	$437,810	$335,276	$127,030	$(414,179)	$485,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49	$22,611	$4,959	$—	$27,619
Accrued expenses	2,708	10,708	2,455	—	15,871
Income taxes payable	380	—	65	—	445
Current maturities of long-term debt and other current liabilities	—	368	3,609	—	3,977

Total current liabilities	3,137	33,687	11,088	—	47,912

Long-term debt and other liabilities	178,722	2,981	—	—	181,703
Deferred income taxes	—	—	371	—	371
Shareholders’/ invested equity	255,951	298,608	115,571		255,951

	$437,810	$335,276	$127,030	$(414,179)	$485,937

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Balance Sheet Information as of June 28, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,509	$(813)	$31,963	$—	$42,659
Receivables, net	100	56,031	21,679	—	77,810
Inventories	—	63,919	25,746	—	89,665
Deferred income taxes	—	—	1,223	—	1,223
Assets held for sale	—	1,350	—	—	1,350
Restricted cash	—	—	6,477	—	6,477
Other current assets	46	2,199	3,219	—	5,464

Total current assets	11,655	122,686	90,307	—	224,648

Property, plant and equipment	11,336	665,724	67,193	—	744,253
Less accumulated depreciation	(1,899)	(534,297)	(47,414)	—	(583,610)

	9,437	131,427	19,779	—	160,643
Restricted cash	—	—	453	—	453
Intangible assets, net	—	17,603	—	—	17,603
Investments in unconsolidated affiliates	—	57,107	2,944	—	60,051
Investments in consolidated subsidiaries	360,897	—	—	(360,897)	—
Other noncurrent assets	45,041	(29,214)	(2,293)	—	13,534

	$427,030	$299,609	$111,190	$(360,897)	$476,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37	$19,888	$6,125	$—	$26,050
Accrued expenses	1,690	11,033	2,546	—	15,269
Income taxes payable	—	—	676	—	676
Current maturities of long-term debt and other current Liabilities	—	368	6,477	—	6,845

Total current liabilities	1,727	31,289	15,824	—	48,840

Long-term debt and other liabilities	180,334	1,920	453	—	182,707
Deferred income taxes	—	—	416	—	416
Shareholders’/ invested equity	244,969	266,400	94,497	(360,897)	244,969

	$427,030	$299,609	$111,190	$(360,897)	$476,932

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended December 27, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$105,687	$36,573	$(5)	$142,255
Cost of sales	—	95,724	29,262	(67)	124,919
Equity in subsidiaries	(2,218)	—	—	2,218	—
Selling, general and administrative expenses	(6)	9,678	2,485	(5)	12,152
Benefit for bad debts	—	(544)	(20)	—	(564)
Other operating (income) expense, net	(5,663)	5,643	(89)	—	(109)

Non-operating (income) expenses:
Interest income	45	(139)	(740)	—	(834)
Interest expense	5,509	(295)	9	—	5,223
Equity in (earnings) losses of unconsolidated affiliates	—	(1,724)	(141)	256	(1,609)

Income (loss) from operations before income taxes	2,333	(2,656)	5,807	(2,407)	3,077
Provision for income taxes	380	8	736	—	1,124

Net income (loss)	$1,953	$(2,664)	$5,071	$(2,407)	$1,953

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Fiscal Quarter Ended December 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$103,324	$22,586	$(183)	$125,727
Cost of sales	—	103,756	19,750	(91)	123,415
Equity in subsidiaries	2,640	—	—	(2,640)	—
Selling, general and administrative expenses	190	7,669	1,537	(92)	9,304
Provision (benefit) for bad debts	—	620	(119)	—	501
Other operating (income) expense, net	(13)	(5,242)	(1)	44	(5,212)

Non-operating (income) expenses:
Interest income	(27)	(2)	(651)	—	(680)
Interest expense	5,717	31	—	—	5,748
Equity in (earnings) losses of unconsolidated affiliates	—	(610)	634	(186)	(162)
Write down of investment in unconsolidated affiliate	—	483	1,000	—	1,483

Income (loss) from continuing operations before income taxes	(8,507)	(3,381)	436	2,782	(8,670)
Provision (benefit) for income taxes	561	(573)	626	—	614

Income (loss) from continuing operations	(9,068)	(2,808)	(190)	2,782	(9,284)
Income from discontinued operations, net of tax	—	—	216	—	216

Net income (loss)	$(9,068)	$(2,808)	$26	$2,782	$(9,068)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Six-Months Ended December 27, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$210,234	$74,931	$(59)	$285,106
Cost of sales	—	189,507	58,892	(35)	248,364
Write down of long-lived assets	—	100	—	—	100
Equity in subsidiaries	(4,574)	—	—	4,574	—
Selling, general and administrative expenses	(16)	18,569	4,822	(59)	23,316
Provision (benefit) for bad debts	—	(63)	75	—	12
Other operating (income) expense, net	(11,137)	11,160	(219)	—	(196)

Non-operating (income) expenses:
Interest income	(17)	(139)	(1,424)	—	(1,580)
Interest expense	10,976	(270)	9	—	10,715
Gain on extinguishment of debt	(54)	—	—	—	(54)
Equity in (earnings) losses of unconsolidated affiliates	—	(4,076)	(318)	722	(3,672)

Income (loss) from operations before income taxes	4,822	(4,554)	13,094	(5,261)	8,101
Provision for income taxes	380	8	3,271	—	3,659

Net income (loss)	$4,442	$(4,562)	$9,823	$(5,261)	$4,442

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statement of Operations Information for the Six-Months Ended December 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$233,015	$62,253	$(532)	$294,736
Cost of sales	—	226,235	53,185	(421)	278,999
Equity in subsidiaries	(1,251)	—	—	1,251	—
Selling, general and administrative expenses	190	16,239	3,573	(153)	19,849
Provision (benefit) for bad debts	—	1,074	(15)	—	1,059
Other operating (income) expense, net	(15)	(5,222)	(361)	(175)	(5,773)

Non-operating (income) expenses:
Interest income	(46)	(48)	(1,499)	—	(1,593)
Interest expense	11,646	62	5	—	11,713
Equity in (earnings) losses of unconsolidated affiliates	—	(4,060)	1,205	(789)	(3,644)
Write down of investment in unconsolidated affiliate	—	483	1,000	—	1,483

Income (loss) from continuing operations before income taxes	(10,524)	(1,748)	5,160	(245)	(7,357)
Provision (benefit) for income taxes	(780)	802	2,477	—	2,499

Income (loss) from continuing operations	(9,744)	(2,550)	2,683	(245)	(9,856)
Income from discontinued operations, net of tax	—	—	112	—	112

Net income (loss)	$(9,744)	$(2,550)	$2,795	$(245)	$(9,744)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Six-Months Ended December 27, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$5,873	$331	$12,579	$(42)	$18,741

Investing activities:
Capital expenditures	(12)	(4,036)	(917)	—	(4,965)
Acquisition	—	—	(550)	—	(550)
Change in restricted cash	—	—	4,158	—	4,158
Proceeds from sale of capital assets	—	1,251	107	—	1,358
Other	—	—	(79)	—	(79)

Net cash provided by (used in) investing activities	(12)	(2,785)	2,719	—	(78)

Financing activities:
Payments of long-term debt	(435)	—	(4,159)	—	(4,594)
Purchase and retirement of Company stock	(4,995)	—	—	—	(4,995)

Net cash provided by (used in) financing activities	(5,430)	—	(4,159)	—	(9,589)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,667	42	2,709

Net increase in cash and cash equivalents	431	(2,454)	13,806	—	11,783
Cash and cash equivalents at beginning of period	11,509	(812)	31,962	—	42,659

Cash and cash equivalents at end of period	$11,940	$(3,266)	$45,768	$—	$54,442

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Statements of Cash Flows Information for the Six-Months Ended December 28, 2008 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$4,642	$(11,129)	$(1,316)	$(149)	$(7,952)

Investing activities:
Capital expenditures	(68)	(6,742)	(1,769)	750	(7,829)
Acquisition	—	(500)	—	—	(500)
Change in restricted cash	—	7,140	2,978	—	10,118
Proceeds from sale of capital assets	—	7,658	42	(750)	6,950
Reclassification of investment to foreign guarantor	(4,781)	—	4,781	—	—

Net cash provided by (used in) investing activities	(4,849)	7,556	6,032	—	8,739

Financing activities:
Borrowings of long-term debt	14,600	—	—	—	14,600
Payments of long-term debt	(17,600)	—	(2,978)	—	(20,578)
Proceeds from stock exercises	3,830	—	—	—	3,830
Other	—	37	—	—	37

Net cash provided by (used in) financing activities	830	37	(2,978)	—	(2,111)

Cash flows of discontinued operations:
Operating cash flow	—	—	(162)	—	(162)

Net cash used in discontinued operations	—	—	(162)	—	(162)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,292)	149	(6,143)

Net increase (decrease) in cash and cash equivalents	623	(3,536)	(4,716)	—	(7,629)
Cash and cash equivalents at beginning of period	689	3,377	16,182	—	20,248

Cash and cash equivalents at end of period	$1,312	$(159)	$11,466	$—	$12,619

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is Management’s discussion and analysis of certain significant factors that have affected Unifi, Inc.’s together with its subsidiaries (the “Company’s”) operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.
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
Polyester Segment. The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive, hosiery, furnishings, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil and the United States (“U.S.”), which has the Company’s largest operations. The polyester segment also includes a subsidiary in China focused on the sale and promotion of the Company’s specialty and premier value-added (“PVA”) products in the Asian textile market, primarily within China.
Nylon Segment. The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in Colombia and the U.S., which has the Company’s largest operations.
Recent Developments and Outlook
After five consecutive calendar quarters of negative year-over-year performance, retail sales trends for both apparel and home furnishings demonstrated some signs of strength in the December 2009 quarter. In apparel, retail sales increased 3% for the December 2009 quarter compared to the same prior year quarter. In home furnishings, retail sales were down 6% for the December 2009 year-over-year quarter which is an improvement over the previous four consecutive quarterly double-digit declines. Furthermore, there have been recent month-over-month gains that show the overall trend in home furnishings continues to steadily improve. In the automotive segment, retail vehicle sales improved 5% for the December 2009 year-over-year quarter. Although North American light vehicle production has risen in each of the past two quarters, overall production levels remain 25% to 35% below calendar year 2007 levels.
While the Company has experienced positive trends in the quarter, overall retail sales of apparel, home furnishings and automotive products continue to be below pre-recession levels, however retail inventories are now more in line with the new level of consumer spending. As a result, the Company expects its sales into the apparel, home furnishing and automotive markets to be 4% to 8% below pre-recession levels. One benefit that the Company has experienced as a result of the economic crisis is that it has recaptured some market share.
In the second quarter of fiscal year 2010, the Company’s Brazilian operation’s sales volumes were 21% higher compared to the same quarter in the prior year and on a local currency basis conversion (net sales less raw material cost) profit increased 59% on a local currency basis. The Brazilian operations have recovered after a slow second half in fiscal year 2009, driven by gain in market share and a more robust economic recovery as compared to the U.S.

The Company’s China subsidiary, Unifi Textiles Suzhou Co., Ltd. (“UTSC”) reported its first profitable quarter. Several Repreve® programs are now generating sales orders and the Company is looking at local supply alternatives to improve profitability even further. Development programs in China continue to grow, although at a more moderate level given the impact of the global recession.
During the second quarter of fiscal year 2010, Parkdale America, LLC (“PAL”), the Company’s joint venture with Parkdale Mills, Inc., purchased most of the spun cotton yarn manufacturing operations of Hanesbrands, Inc (“HBI”). In addition, PAL entered into a supply agreement with HBI whereby PAL will supply a substantial amount of HBI’s yarn demand in the western hemisphere. The Company expects this agreement will substantially improve the financial performance of the joint venture and ultimately the fair value of its investment.
Competitive costing and shorter, more flexible lead times are the fundamental advantages of the U.S.-Dominican Republic-Central American Free Trade Agreement (“CAFTA”) and these regional advantages remain attractive to apparel manufacturers. The Company believes in the long-term growth of the CAFTA region in spite of the recent decline in the region’s market share of man-made fiber apparel. This decline was not unexpected, considering the recession driven trends to simplify product offerings. Currently, approximately 8% of the Company’s U.S. production is shipped directly to fabric customers in the CAFTA region. After assessing several options, the Company has decided to establish a wholly-owned base of operations in Central America. These operations will provide the Company’s Central American fabric customers order flexibility due to a more just-in-time product delivery. On January 11, 2010, the Company announced that it created Unifi Central America, Ltda. DE C.V. (“UCA”). Given the economic climate, brands and retailers continue to evaluate their global sourcing strategies in order to react more quickly to the constant changes in consumer demand. The Central American region provides the Company’s customers with an additional quick-turn, quick replenishment solution in this hemisphere. With a base of operations established in El Salvador, UCA will serve customers in the Central American region. The Company will be relocating equipment to the region over the next two quarters, and it expects to begin shipping locally-produced yarn within the next six months.
Key Performance Indicators
The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume, which is an indicator of demand;

•	margins, which are indicators of product mix and profitability;

•	adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), which the Company defines as net income or loss before income tax expense, interest expense, depreciation and amortization expense and loss or income from discontinued operations, adjusted to exclude equity in earnings and losses of unconsolidated affiliates, write down of long-lived assets, non-cash compensation expense net of distributions, gains and losses on sales of property, plant and equipment, currency and hedging gains and losses, and gain and loss on extinguishment of debt, as revised from time to time, which the Company believes is a supplemental measure of its performance and ability to service debt; and

•	adjusted working capital (accounts receivable plus inventory less accounts payable and accruals) as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

Corporate Restructuring
Severance
The Company recorded severance expense of $2.4 million for its former President and Chief Executive Officer (“CEO”) during the first quarter of fiscal year 2008 and $1.7 million of severance expense related to its former Chief Financial Officer during the second quarter of fiscal year 2008.
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
The table below summarizes changes to the accrued severance account for the six-month period ended December 27, 2009 (amounts in thousands):

	Balance at					Balance at
	June 28, 2009		Charges	Adjustments	Amounts Used	December 27, 2009

Accrued severance	$1,687	(1)	—	20	(730)	$977

(1)	As of June 28, 2009, the Company classified $0.3 million of executive severance as long-term.
Joint Ventures and Other Equity Investments
The following table represents the Company’s investments in unconsolidated affiliates:

Affiliate Name	Date Acquired	Location	Percent Ownership

Parkdale America, LLC (“PAL”)	Jun-97	North and South Carolina	34%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha — Emek, Israel	50%

UNF America, LLC (“UNF America”)	Oct-09	Ridgeway, Virginia	50%

Yihua Unifi Fibre Company Limited (“YUFI”) (1)	Aug-05	Yizheng, Jiangsu Province, People’s Republic of China	50%

(1)	The Company completed the sale of YUFI during the fourth quarter of fiscal year 2009.

Condensed balance sheet information as of December 27, 2009 and June 28, 2009, and income statement information for the quarter and year-to-date periods ended December 27, 2009 and December 28, 2008, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

		As of December 27, 2009
				UNF
		PAL	UNF	America	Total
Current assets		$161,559	$4,935	$1,037	$167,531
Noncurrent assets		110,300	1,866	744	112,910
Current liabilities		30,544	1,565	51	32,160
Noncurrent liabilities		13,697	—	1,548	15,245
Shareholders’ equity and capital accounts		227,618	5,236	182	233,036

		As of June 28, 2009
				UNF
		PAL	UNF	America	Total
Current assets		$149,959	$2,329		$152,288
Noncurrent assets		98,460	3,433		101,893
Current liabilities		21,754	1,080		22,834
Noncurrent liabilities		4,294	—		4,294
Shareholders’ equity and capital accounts		222,371	4,682		227,053

	For the Quarter Ended December 27, 2009
				UNF
	YUFI (1)	PAL	UNF	America	Total
Net sales		$112,827	$4,132	$807	$117,766
Gross profit		15,648	472	174	16,294
Depreciation and amortization		6,180	435	6	6,621
Income from operations		12,015	129	133	12,277
Net income		10,745	199	83	11,027

	For the Six-Months Ended December 27, 2009
				UNF
	YUFI	PAL	UNF	America	Total
Net sales		$207,697	$8,708	$807	$217,212
Gross profit		23,331	1,198	174	24,703
Depreciation and amortization		10,732	909	6	11,647
Income from operations		16,785	524	133	17,442
Net income		17,662	554	83	18,299

	For the Quarter Ended December 28, 2008
				UNF
	YUFI	PAL	UNF	America	Total
Net sales	$30,950	$97,194	$6,543		$134,687
Gross profit (loss)	(1,528)	5,825	(877)		3,420
Depreciation and amortization	1,325	5,447	474		7,246
Income (loss) from operations	(2,783)	2,546	(1,374)		(1,611)
Net income (loss)	(2,949)	1,794	(1,268)		(2,423)

	For the Six-Months Ended December 28, 2008
				UNF
	YUFI	PAL	UNF	America	Total
Net sales	$70,830	$219,278	$12,435		$302,543
Gross profit (loss)	(3,575)	12,072	(1,667)		6,830
Depreciation and amortization	2,720	9,904	948		13,572
Income (loss) from operations	(6,939)	6,024	(2,625)		(3,540)
Net income (loss)	(7,566)	11,940	(2,411)		1,963
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 14 manufacturing facilities located in North Carolina, South Carolina, Virginia, Tennessee, and Georgia. For the quarter and year-to-date periods ended December 27, 2009 and December 28, 2008, the Company recognized net equity earnings of $1.7 million and $4.1 million compared to equity earnings of $0.6 million and $4.1 million, respectively. The Company received accumulated distributions from PAL of $1.6 million and $2.1 million for the year-to-date periods of fiscal years 2010 and 2009, respectively.
PAL receives benefits under the Food, Conservation, and Energy Act of 2008 (“2008 U.S. Farm Bill”) which extended the existing upland cotton and extra long staple cotton programs, including economic adjustment assistance provisions for ten years. Beginning August 1, 2008, the program provides textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year from August 1 to July 31, plus eighteen months to make the capital expenditures. In the period when both criteria have been met; eligible upland cotton has been consumed and qualifying capital expenditures under the program have been made; the economic assistance is recognized by PAL as reductions to cost of sales. PAL received economic assistance under the program of $14.0 million during the eleven months ended June 28, 2009 and, in accordance with the program provisions, recognized $9.7 million as reductions to costs of sales of which the Company’s share was $3.3 million.
On October 19, 2009 PAL notified the Company that approximately $8.0 million of the capital expenditures recognized for fiscal year 2009 had been preliminarily disqualified by the U.S. Department of Agriculture (“USDA”). PAL appealed the decision with the USDA. In November 2009, PAL notified the Company that the USDA had denied the appeal. PAL has filed a second appeal at a higher level and a hearing is scheduled during the Company’s third quarter of fiscal year 2010. In the event that PAL’s appeal is unsuccessful, PAL may be required to adjust its prior period earnings which the Company believes would not materially impact its results of operations. From a cash perspective, PAL has informed the Company that it expects there will be sufficient future qualifying capital expenditures to recapture any lost benefit after the appeal process has been completed.
The Company’s investment in PAL at December 27, 2009 was $59.6 million and the underlying equity in the net assets of PAL at December 27, 2009 was $77.4 million. The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million, net income adjustments of $0.3 million related to the expected disallowed expenditures for the cotton rebate program and other comprehensive income of $0.1 million offset by $74.1 million of investment impairment charges.

In September 2000, the Company and Nilit Ltd. (“Nilit”) formed UNF, a 50/50 joint venture to produce nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel which is the Company’s primary source of nylon POY for its texturing operations. For the quarter and year-to-date periods ended December 27, 2009, the Company recognized net equity losses of $0.1 million and $0.4 million, respectively, compared to net equity losses of $0.4 million for each of the corresponding periods in the prior year.
On October 8, 2009, a wholly-owned foreign subsidiary of the Company formed a new joint venture, UNF America, with its partner, Nilit, for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. This new joint venture will allow UNF America to produce Berry Amendment and North American Free Trade Agreement (“NAFTA”) compliant yarns which UNF was not able to produce under product origination requirements of these trade agreements. The new joint venture will also shorten the Company’s supply chain resulting in expected improvements in working capital, product mix flexibility and financial results of its nylon joint ventures.
The Company’s initial investment in UNF America was fifty thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital. The loan carries interest at LIBOR plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members. The loan is being treated as an additional investment by the Company for accounting purposes. For the quarter ended December 27, 2009, the Company recognized net equity earnings of fourteen thousand dollars.
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
In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million and in March 2009 the sale closed. The Company continues to service customers in Asia through UTSC, a wholly-owned subsidiary based in Suzhou, China, that is focused on the development, sales and service of PVA yarns.

Review of Second Quarter Fiscal Year 2010 compared to Second Quarter Fiscal Year 2009
The following table sets forth the income (loss) from continuing operations components for each of the Company’s business segments for the fiscal quarters ended December 27, 2009 and December 28, 2008. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

		For the Quarters Ended
	December 27, 2009		December 28, 2008
		% to Total		% to Total	% Change
Net sales
Polyester	$104,303	73.3	$93,984	74.8	11.0
Nylon	37,952	26.7	31,743	25.2	19.6

Total	$142,255	100.0	$125,727	100.0	13.1

		% to Sales		% to Sales
Gross profit
Polyester	$12,498	8.8	$559	0.4	2,135.8
Nylon	4,838	3.4	1,753	1.4	176.0

Total	17,336	12.2	2,312	1.8	649.8

Write down of long-lived assets and investment in unconsolidated affiliate
Polyester	—	—	—	—	—
Nylon	—	—	—	—	—
Corporate	—	—	1,483	1.1	—

Total	—	—	1,483	1.1	—

Selling, general and administrative expenses
Polyester	9,574	6.7	7,294	5.8	31.3
Nylon	2,578	1.8	2,010	1.6	28.3

Total	12,152	8.5	9,304	7.4	30.6

Provision (benefit) for bad debts	(564)	(0.4)	501	0.4	(212.6)
Other operating (income) expense, net	(109)	—	(5,212)	(4.1)	(97.9)
Non-operating (income) expense, net	2,780	1.9	4,906	3.9	(43.3)

Income (loss) from continuing operations before income taxes	3,077	2.2	(8,670)	(6.9)	(135.5)
Provision for income taxes	1,124	0.8	614	0.5	83.1

Income (loss) from continuing operations	1,953	1.4	(9,284)	(7.4)	(121.0)
Income from discontinued operations, net of tax	—	—	216	0.2	—

Net income (loss)	$1,953	1.4	$(9,068)	(7.2)	(121.5)

As reflected in the tables above, the Company recognized a $3.1 million profit from continuing operations before income taxes for the quarter ended December 27, 2009 which was an increase of $11.7 million over the same quarter in the prior year. The increase in income from continuing operations before income tax was primarily attributable to increased conversion margins in the domestic polyester operations, the domestic nylon operations and the Brazilian operations and decreased converting costs in the domestic polyester operations. These favorable impacts were partially offset by decreases in other operating income.

Consolidated net sales from continuing operations increased $16.5 million, or 13.1% for the quarter ended December 27, 2009 compared to the prior year same quarter. Consolidated unit sales volumes increased by 17.2% for the quarter ended December 27, 2009 primarily due to improvements in both the domestic and Brazilian markets. On a consolidated basis the weighted-average sales price decreased by 4.1% for the same period. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit increased by $15.0 million to $17.3 million for the quarter ended December 27, 2009 as compared to the prior year same quarter. This increase in gross profit was primarily attributable to improved sales volumes, improved conversion of 19.2% on a per unit basis, and decreased manufacturing costs of 15.2% on a per unit basis. The improvements in conversion for both the domestic and Brazilian subsidiaries is a result of the recovery of previously lost margins resulting from significantly higher raw material cost in the prior December quarter. The reductions in manufacturing costs on a per unit basis are a result of the continuous efforts of management to control costs and the impact of increased incremental volume. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Selling, General, and Administrative Expenses
Consolidated selling, general and administrative (“SG&A”) expenses increased by $2.8 million, or 30.6% during the quarter ended December 27, 2009, as compared to the same prior year quarter. The increase in SG&A in the second quarter was primarily a result of increases of $1.8 million related to performance incentive compensation offset by reduced 401(k) employer contributions, $0.7 million in the Company’s Brazilian operations, $0.5 million in non-cash deferred compensation costs, and $0.2 million in sales and service fees, offset by decreases of $0.2 million in unallocated start up expenses and $0.3 million in professional fees and tax outsourcing expenses. SG&A expenses related to the Company’s Brazilian operations increased $0.7 million compared to the prior year period due to an increase of $0.4 million related to the strengthening of the Brazilian real against the U.S. dollar and an increase of $0.3 million in overall expenses.
Other Operating (Income) Expense, Net
Other operating (income) expense, net decreased from $5.2 million of income in the quarter ended December 28, 2008 to $0.1 million of income in the quarter ended December 27, 2009. The following table shows the components of other operating (income) expense, net (amounts in thousands):

	For the Quarters Ended
	December 27,	December 28,
	2009	2008
(Gain) loss on sale of fixed assets	$37	$(5,594)
Currency (gains) losses	(133)	380
Other, net	(13)	2

Other operating (income) expense, net	$(109)	$(5,212)

Income Taxes
The Company’s income tax provision for the quarter ended December 27, 2009 resulted in tax expense at an effective rate of 36.5% compared to the quarter ended December 28, 2008 which resulted in tax expense at an effective rate of 7.1%. The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended December 27, 2009 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions. The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended December 28, 2008 was primarily attributable to state income tax benefits, foreign income taxed at rates less than the U.S. statutory rate and an increase in the valuation allowance.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance decreased $1.5 million in the quarter ended December 27, 2009 compared to increases of $3.5 million in the quarter ended December 28, 2008. The Company believes it is reasonably possible unrecognized tax benefits will decrease by approximately $1.2 million by the end of fiscal year 2010 as a result of expiring tax credit carry forwards. The Company has elected to classify interest and penalties recognized as income tax expense. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal year 2009 or during the quarter ended December 27, 2009.
The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2009, for non-U.S. income taxes for tax years 2001 through 2009, and for state and local income taxes for fiscal years 2001 through 2009.
Polyester Operations
Consolidated polyester unit volumes increased 18.1% for the quarter ended December 27, 2009, while average net selling prices decreased 7.1% as compared to the quarter ended December 28, 2008. Net sales for the polyester segment for the quarter ended December 27, 2009 increased by $10.3 million or 11.0% as compared to the same quarter in the prior year primarily due to improvements in economic conditions for textile manufacturers and retailers, and due to the strengthening of the Brazilian real to the U.S. dollar as compared to the prior year quarter.
Domestically, polyester net sales decreased $2.5 million for the quarter ended December 27, 2009, or 3.5% as compared to the second quarter of fiscal year 2009. Domestic polyester sales volumes increased 9.7% while average unit prices decreased 13.1%. The decrease in domestic weighted-average selling prices reflects a decline in sales prices driven by lower raw material costs compared to the same prior year quarter.
The Company’s Brazilian polyester net sales increased $8.2 million for the quarter ended December 27, 2009, or 36.7% as compared to the quarter ended December 28, 2008 of which $6.6 million was related to the currency exchange impact of the strengthening of the Brazilian real to the U.S. dollar. Brazilian polyester sales volumes increased 21.2%, however the subsidiary experienced an overall decline on a local currency basis in per unit net sales of 12.8% which were driven by lower raw material costs partially offset by an increase in a higher priced product mix.
The Company’s China subsidiary reported $3.5 million in net sales for its sales office in the quarter ended December 27, 2009. This wholly-owned subsidiary is based in Suzhou, China and is dedicated to the development, sales and service of PVA yarns. UTSC obtained its business license in the second quarter of fiscal year 2009 and was capitalized during the third quarter of fiscal year 2009.
Gross profit for the consolidated polyester segment was $12.5 million for the quarter ended December 27, 2009 which represents an increase of $11.9 million over the quarter ended December 28, 2008. Per unit manufacturing costs decreased 19.2% which consisted of decreased per unit variable manufacturing costs of 21.1% and decreased per unit fixed manufacturing costs of 14.0% as discussed further below. Additionally, during the quarter ended December 27, 2009, conversion improved on a per unit basis by 20.3% compared to the same quarter of the prior year.

Domestic polyester gross profit increased $7.5 million for the quarter ended December 27, 2009 over the quarter ended December 28, 2008 primarily as a result of improved conversion and lower manufacturing costs. Domestic polyester conversion increased $3.9 million for the quarter ended December 27, 2009 and, on a per unit basis, increased 7.8% over the prior year same quarter. Variable manufacturing costs decreased $1.0 million or 14.2% on a per unit basis due to higher volumes and cost savings initiatives. Fixed manufacturing costs also declined 48.4% on a per unit basis as compared to quarter ended December 28, 2008 primarily as a result of higher volumes.
On a local currency basis, gross profit on a per unit basis for the Company’s Brazilian operations increased 66.6% for the quarter ended December 27, 2009 over the prior year second quarter. This improvement is primarily attributable to an improvement in per unit conversion of 30.8%. On a U.S. dollar and per unit basis, gross profit increased $3.9 million or 110.5%, respectively. Favorable changes in currency translations positively affected gross profit by $0.7 million.
SG&A expenses for the quarter ended December 27, 2009 were $9.6 million compared to $7.3 million in the same quarter in the prior year. The polyester segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the polyester foreign subsidiaries. See the “Selling, General, and Administrative Expenses” section included in the consolidated quarterly discussion above for further detail.
Nylon Operations
Consolidated nylon unit volumes increased 10.8% in the quarter ended December 27, 2009 as compared to the prior year quarter while average selling prices increased 8.8%. Net sales for the nylon segment in the quarter ended December 27, 2009 increased $6.2 million, or 19.6% as compared to the quarter ended December 28, 2008. The increase in nylon net sales is related to increased demand in both the texturing and covering segments due to improved economic conditions while the increase in sales price was due to a shift in product mix toward fine covering.
Gross profit for the nylon segment increased $3.1 million, or 176.0% in the quarter ended December 27, 2009 compared to the prior year same quarter. The nylon segment experienced an increase in conversion of $4.0 million or 21.5% on a per unit basis primarily due to a favorable change in product mix. Converting costs increased overall by $0.9 million reflecting the higher value product mix. Variable manufacturing costs increased $1.3 million or 6.0% on a per unit basis primarily as a result of higher wage related costs and utility costs. Fixed manufacturing costs decreased 24.0% on a per unit basis primarily as a result of higher volumes.
SG&A expenses for the quarter ended December 27, 2009 were $2.6 million compared to $2.0 million in the same quarter in the prior year. The nylon segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the nylon foreign subsidiaries. See the “Selling, General, and Administrative Expenses” section included in the consolidated quarterly discussion above for further detail.
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

During the quarter ended December 28, 2008, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The exercise price is $4.16 per share which is equal to the market price of the Company’s stock on the grant date. The Company used a Monte Carlo stock option model to estimate the fair value of $2.49 per share and the derived vesting period of 1.2 years.
During the quarter ended September 27, 2009, the Committee authorized the issuance of 1,700,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees and certain members of the Board. The stock options vest ratably over a three year period and have 10-year contractual terms. The Company used the Black-Scholes model to estimate the fair values of the options granted. See “Footnote 11 – Stock-Based Compensation” for a table of the number of shares granted and the related assumptions used in the valuation of these awards.
The Company incurred $0.7 million and $0.3 million in the second quarter of fiscal years 2010 and 2009, respectively, in stock-based compensation charges which were recorded as SG&A expenses with the offset to capital in excess of par value.
The Company issued 100,000 shares of common stock during the quarter ended December 28, 2008, as a result of the exercise of stock options. There were no options exercised during the quarter ended December 27, 2009.

Review of Year-To-Date Fiscal Year 2010 compared to Year-To-Date Fiscal Year 2009
The following table sets forth the income (loss) from continuing operations components for each of the Company’s business segments for the year-to-date periods ended December 27, 2009 and December 28, 2008. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Six-Months Ended
	December 27, 2009		December 28, 2008
		% to Total		% to Total	% Change

Net sales
Polyester	$208,763	73.2	$216,963	73.6	(3.8)
Nylon	76,343	26.8	77,773	26.4	(1.8)

Total	$285,106	100.0	$294,736	100.0	(3.3)

		% to Sales		% to Sales

Gross profit
Polyester	$26,301	9.2	$8,729	2.9	201.3
Nylon	10,441	3.7	7,008	2.4	49.0

Total	36,742	12.9	15,737	5.3	133.5

Write down of long-lived assets and investment in unconsolidated affiliate
Polyester	100	—	—	—	—
Nylon	—	—	—	—	—
Corporate	—	—	1,483	0.5	—

Total	100	—	1,483	0.5	(93.5)

Selling, general and administrative expenses
Polyester	18,406	6.5	15,654	5.3	17.6
Nylon	4,910	1.7	4,195	1.4	17.0

Total	23,316	8.2	19,849	6.7	17.5

Provision for bad debts	12	—	1,059	0.4	(98.9)
Other operating (income) expense, net	(196)	(0.1)	(5,773)	(2.0)	(96.6)
Non-operating (income) expense, net	5,409	1.9	6,476	2.2	(16.5)

Income (loss) from continuing operations before income taxes	8,101	2.9	(7,357)	(2.5)	(210.1)
Provision for income taxes	3,659	1.3	2,499	0.8	46.4

Income (loss) from continuing operations	4,442	1.6	(9,856)	(3.3)	(145.1)
Income from discontinued operations, net of tax	—	—	112	—	—

Net income (loss)	$4,442	1.6	$(9,744)	(3.3)	(145.6)

As reflected in the tables above, the Company recognized $8.1 million of income from continuing operations before income taxes for the year-to-date period ended December 27, 2009 which was a $15.5 million increase over the prior year-to-date period. The increase in income from continuing operations before income taxes was primarily attributable to increased conversion in both the domestic and Brazilian operations as well as decreased converting costs. These favorable impacts were partially offset by increases in selling, general and administrative expense and decreases in other operating income.

Consolidated net sales decreased $9.6 million, or 3.3% for the year-to-date period ended December 27, 2009 compared to the same prior year-to-date period. Consolidated unit sales volumes increased by 4.8% for the current year-to-date period ended December 27, 2009 primarily from improvements in both the domestic and Brazilian markets. The weighted-average selling price on a consolidated basis for the same period decreased by 8.1% over the same prior year-to-date period. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated gross profit increased by $21.0 million to $36.7 million for the year-to-date period ended December 27, 2009 as compared to the same prior year-to-date period. This increase in gross profit was primarily attributable to improved conversion of 7.8% on a per unit basis as the Company recovered previously lost margins resulting from significantly higher raw material cost in the same prior year-to-date period and decreased manufacturing costs of 16.3% on a per unit basis. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased by $3.5 million, or 17.5%, during the year-to-date period ended December 27, 2009 as compared to the same prior year-to-date period. The increase in SG&A was primarily a result of increases of $1.7 million in performance incentive compensation offset by reduced 401(k) employer contributions, $1.0 million in non-cash deferred compensation costs, $0.7 million in the Company’s China sales office, $0.2 million related to the strengthening of the Brazilian real against the U.S. dollar, and $0.3 million in sales and service fees, offset by decreases of $0.4 million in professional fees and tax outsourcing expenses.
Other Operating (Income) Expense, Net
Other operating (income) expense, net decreased from $5.8 million of income for the year-to-date period ended December 28, 2008 to $0.2 million of income in the year-to-date period ended December 27, 2009. On September 29, 2008, the Company entered into an agreement to sell the assets located in Yadkinville, North Carolina for $7.0 million. On December 19, 2008, the Company completed the sale which resulted in net proceeds of $6.6 million and a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009. The following table shows the components of other operating (income) expense, net (amounts in thousands):

	For the Six-Months Ended
	December 27,	December 28,
	2009	2008
Gain on sale of fixed assets	$(57)	$(5,910)
Currency (gains) losses	(120)	77
Other, net	(19)	60

Other operating (income) expense, net	$(196)	$(5,773)

Income Taxes
The Company’s income tax provision for the year-to-date period ended December 27, 2009 resulted in tax expense at an effective rate of 45.2% compared to the same prior year-to-date period which resulted in tax expense at an effective rate of 33.5%. The differences between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended December 27, 2009 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions. The difference between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended December 28, 2008 was primarily attributable to state income tax benefits, foreign income taxed at rates less than the U.S. statutory rate and an increase in the valuation allowance.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance increased $0.7 million in the year-to-date period ended December 27, 2009 compared to an increase of $4.1 million in the same prior year-to-date period. The net increase in the valuation allowance for the year-to-date period ended December 27, 2009 primarily consists of a $0.3 million decrease in the net operating loss generated in the period, and an increase of $1.0 million related to other temporary differences.
The Company believes it is reasonably possible unrecognized tax benefits will decrease by approximately $1.2 million by the end of fiscal year 2010 as a result of expiring tax credit carry forwards.
The Company has elected to classify interest and penalties recognized as income tax expense. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal year 2009 or during the quarter or year-to-date period ended December 27, 2009.
The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2009, for non-U.S. income taxes for tax years 2001 through 2009, and for state and local income taxes for fiscal years 2001 through 2009.
Polyester Operations
Consolidated polyester unit volumes increased 6.7% for the year-to-date period ended December 27, 2009, while average net selling prices decreased 10.5% as compared to the same prior year-to-date period. Net sales for the polyester segment for the year-to-date period ended December 27, 2009 decreased by $8.2 million or 3.8% as compared to the same period in the prior year.
Domestically, polyester net sales decreased $19.6 million for the year-to-date period ended December 27, 2009, or 12.5% as compared to the same prior year-to-date period. Domestic sales volume decreased 0.7% while average unit prices decreased 11.7% as compared to the same prior year-to-date period. The decrease in domestic weighted-average selling prices for the year-to-date period ended December 27, 2009 was driven by a decline in U.S. raw material costs compared to the same period in the prior year.
The Company’s Brazilian polyester net sales increased $4.6 million for the year-to-date period ended December 27, 2009, or 7.7% as compared to the same year-to-date period of which $2.2 million is related to the currency exchange impact of the strengthening Brazilian real to the U.S. dollar. Brazilian polyester sales volumes increased 10.3%, however the subsidiary experienced an overall decline in per unit sales prices which were partially offset by an increase in a higher priced product mix.
The Company’s China subsidiary reported $6.4 million in net sales for its sales office for the year-to-date period ended December 27, 2009. This wholly-owned subsidiary is based in Suzhou, China and is dedicated to the development, sales and service of PVA yarns. UTSC obtained its business license in the second quarter of fiscal year 2009 and was capitalized during the third quarter of fiscal year 2009.
Gross profit for the consolidated polyester segment increased $17.6 million for the year-to-date period ended December 27, 2009 over the same prior year-to-date period. On a per unit basis, gross profit increased 182.4% as compared to the same prior year-to-date period. Polyester conversion improved on a per unit basis 8.6% compared to the same period of the prior year. Per unit manufacturing costs decreased 19.6% which consisted of decreased per unit variable manufacturing costs of 24.0% and decreased per unit fixed manufacturing costs of 6.6%, as discussed further below.

Domestic gross profit increased $10.8 million for the year-to-date period ended December 27, 2009 over the same prior year-to-date period primarily as a result of improved conversion and lower manufacturing costs. The domestic polyester conversion increased by $3.2 million and, on a per unit basis, conversion increased 7.4%. Variable manufacturing costs decreased $3.4 million or 8.7% on a per unit basis as a result of cost savings initiatives. Fixed manufacturing costs also declined 34.9% on a per unit basis as compared to the same prior year-to-date period primarily as a result of higher volumes.
On a local currency basis, gross profit on a per unit basis for the Company’s Brazilian operation increased 53.3% for the year-to-date period ended December 27, 2009 over the same prior year-to-date period. This improvement is primarily attributable to an improvement in per unit conversion of 21.5% which is mainly driven by declines in per unit raw material costs of 17.6%. On a U.S. dollar and per unit basis, gross profit increased $6.0 million or 54.6%, respectively.
SG&A expenses for the year-to-date period ended December 27, 2009 were $18.4 million compared to $15.7 million in the same period in the prior year. The polyester segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the polyester foreign subsidiaries. See the “Selling, General, and Administrative Expenses” section included in the consolidated year-to-date discussion above for further detail.
Nylon Operations
Consolidated nylon unit volumes decreased 8.5% in the year-to-date period ended December 27, 2009 compared to the same prior year-to-date period while average selling prices increased 6.7%. Net sales for the nylon segment decreased $1.4 million for the year-to-date period ended December 27, 2009, or 1.8% as compared to the same prior year-to-date period. The decrease in nylon net sales for the year-to-date period was primarily due to lower demand for its nylon textured products. The increase in the average selling price was due to a shift in the mix of products sold.
Gross profit for the nylon segment increased $3.4 million, or 49.0% in the year-to-date period ended December 27, 2009 compared to the same prior year-to-date period. The nylon segment experienced an increase in conversion of $1.9 million or, on a per unit basis, an increase of 16.3%. Manufacturing costs decreased $1.6 million for the year-to-date period ended December 27, 2009 as compared to the same period of the prior year however, on a per unit basis, costs increased 1.8% due to lower sales volumes and a higher value product mix.
SG&A expenses for the year-to-date period ended December 27, 2009 were $4.9 million compared to $4.2 million in the same prior year-to-date period. The nylon segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the nylon foreign subsidiaries. See the “Selling, General, and Administrative Expenses” section included in the consolidated year-to-date discussion above for further detail.
Corporate
On October 29, 2008, the shareholders of the Company approved the 2008 Long-Term Incentive Plan. The 2008 Long-Term Incentive Plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including ISO, NQSO and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant.

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
During the first quarter of fiscal year 2010, the Committee authorized the issuance of 1,700,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees and certain members of the Board. The stock options vest ratably over a three year period and have 10-year contractual terms. The Company used the Black-Scholes model to estimate the fair values of the options granted. See “Footnote 11 – Stock-Based Compensation” for a table of the number of shares granted and the related assumptions used in the valuation of these awards.
The Company incurred $1.3 million and $0.6 million for the year-to-date period of fiscal years 2010 and 2009, respectively, in stock-based compensation expense which was recorded as SG&A expenses with the offset to capital in excess of par value.
The Company issued 1,368,300 shares of common stock during the year-to-date period of fiscal year 2009, as a result of the exercise of stock options. There were no options exercised during the year-to-date period of fiscal year 2010.
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
In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditure projects as follows:
•	Capital Expenditures. During the first six months of fiscal year 2010, the Company spent $5.0 million on capital expenditures compared to $7.8 million during the same period in fiscal year 2009. The Company estimates its fiscal year 2010 capital expenditures will be within a range of $9.0 million to $11.0 million excluding Central America. From time to time, the Company may have restricted cash from the sale of certain nonproductive assets reserved for domestic capital expenditures in accordance with its long-term borrowing agreements. As of December 27, 2009, the Company had no restricted cash funds that were required to be used for domestic capital expenditures. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities for further cost reductions.

•	Joint Venture Investments. During the first six months of fiscal year 2010, the Company received $1.6 million in dividend distributions from its joint ventures. Although historically over the past five years the Company has received distributions from certain of its joint ventures, there is no guarantee that it will continue to receive distributions in the future. The Company may from time to time increase its interest, sell, or transfer idle equipment to its joint ventures. The Company may also from time-to-time evaluate investments in new related or unrelated joint ventures.

The Company’s initial investment in UNF America was fifty thousand dollars paid in the second quarter of fiscal year 2010. In addition, during the second quarter fiscal year 2010 the Company loaned UNF America $0.5 million for working capital. The loan carries interest at LIBOR plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members.
•	Investments. The Company’s management decided that a fundamental change in its approach was required to maximize its earnings and growth opportunities in the Chinese market. Accordingly, the Company formed UTSC, a wholly-owned subsidiary based in Suzhou, China, that is dedicated to the development, sales and service of PVA yarns. UTSC obtained its business license in the second quarter of fiscal year 2009, was capitalized during the third quarter of fiscal year 2009 with $3.3 million of registered capital and became operational at the end of the third quarter of fiscal year 2009.

The Company is executing its plans to establish a wholly-owned base of operations in Central America. The total investment in the initial stages is expected to be $10.0 million or less. The Company expects to commence operations during the third quarter of fiscal year 2010 and be fully operational by September 2010.

During the second quarter of fiscal year 2010, PAL purchased most of the spun cotton yarn manufacturing operations of HBI. In addition, PAL entered into a supply agreement with HBI whereby PAL will supply a substantial amount of HBI’s yarn demand in the western hemisphere. The funding of the initial purchase and the required working capital to operate these additional facilities will likely reduce future dividends paid from PAL to the Company. The Company expects this agreement will substantially improve the financial performance of the joint venture and ultimately the fair value of its investment.

As discussed below in “Long-Term Debt”, the Company’s Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the Company’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of December 27, 2009, the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore subjected to these restrictions. These restrictions will likely apply in future quarters until such time as the Company’s financial performance improves.
Cash Provided by Continuing Operations
The following table summarizes the net cash provided by continuing operations:

	For the Six-Months Ended
	December 27, 2009	December 28, 2008
	(Amounts in millions)
Cash provided by continuing operations
Cash Receipts:
Receipts from customers	$296.0	$323.1
Dividends from unconsolidated affiliates	1.6	2.1
Cash Payments:
Payments to suppliers and other operating cost	214.6	260.3
Payments for salaries, wages, and benefits	50.9	56.8
Payments for interest, net	8.6	9.6
Payments for restructuring and severance	0.7	2.3
Payments for taxes	4.0	2.9
Effects of foreign currency on net income	0.1	1.3

Cash provided by (used in) continuing operations	$18.7	$(8.0)

The discussion below compares cash provided by continuing operations for the year-to-date period ended December 27, 2009 to the same period of fiscal year 2009. Cash received from customers decreased from $323.1 million to $296.0 million due to lower net sales as the Company lost revenues from the economic downturn. Payments to suppliers and for other operating costs decreased from $260.3 million to $214.6 million primarily as a result of the reduction in production related to the decline in product demand. Salary, wage and benefit payments decreased from $56.8 million to $50.9 million as a result of reduced production and reduced workforce associated with asset consolidation efficiencies. Taxes paid by the Company increased from $2.9 million to $4.0 million as a result of an increase in tax liabilities related to the Company’s Brazilian subsidiary. Cash paid for interest, net of interest proceeds decreased $1.0 million from $9.6 million in the prior year period due to the reduction in the Company’s long-term debt. The Company received cash dividends of $1.6 million and $2.1 million from PAL for the six-month periods ended December 27, 2009 and December 28, 2008, respectively.
On a U.S. dollar basis, working capital increased from $175.8 million at June 28, 2009 to $189.7 million at December 27, 2009 due to increases in inventories of $13.3 million, increases in cash of $11.8 million, increases, decreases in current maturities of long-term debt and other current liabilities of $2.9 million, increases in other current assets of $0.4 million, decreases in income tax payable of $0.2 million, and increases in deferred income tax assets of $0.1 million offset by decreases in accounts receivable of $8.4 million, decreases in restricted cash of $2.9 million, increases in accounts payable of $1.5 million, decreases in assets held for sale of $1.4 million and increases in accrued expenses of $0.6 million. The working capital current ratio was 5.0 at December 27, 2009 and 4.6 at June 28, 2009.
Cash Used In Investing Activities and Financing Activities
The Company utilized $0.1 million from net investing activities and utilized $9.6 million in net financing activities during the year-to-date period ended December 27, 2009. The primary cash expenditures for investing and financing activities during the current period included $5.0 million in capital expenditures, $5.0 million in purchase of the Company’s stock, $4.6 million for payments of debt, and $0.6 million in acquisition costs, offset by $4.2 million decrease in restricted cash and $1.4 million in proceeds from the sale of capital assets.
The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control. The Company may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to the Company under its amended revolving credit facility (“Amended Credit Agreement”) in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of its existing and future indebtedness, including its 11.5% senior secured notes (the “2014 notes”) which mature on May 15, 2014 and its Amended Credit Agreement, may limit its ability to pursue any of these alternatives. See “Item 1A—Risk Factors—The Company will require a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition of its customers and the operating performance of joint ventures, alliances and other equity investments.

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
Stock Repurchases. On November 25, 2009, the Company agreed to purchase 1,885,000 shares of its common stock at a per share purchase price of $2.65 per share (based on an approximately 10% discount to the closing price of the common stock on November 24, 2009) from Invemed Catalyst Fund, L.P. The purchase of the shares pursuant to the transaction was not pursuant to the repurchase plan as discussed in “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” included in Part II of this Quarterly Report on Form 10-Q and does not reduce the remaining authority thereunder. The transaction closed on November 30, 2009 at a total purchase price of $5.0 million.
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
Long-Term Debt
On May 26, 2006, the Company issued $190 million of 2014 notes. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its Amended Credit Agreement as discussed below. The assets include but are not limited to, property, plant and equipment, domestic capital stock and some foreign capital stock. Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, at December 27, 2009 was approximately $170.7 million.
Through December 27, 2009, the Company sold property, plant and equipment secured by first-priority liens in an aggregate amount of $26.1 million. In accordance with the 2014 notes collateral documents and the indenture, the proceeds from the sale of the property, plant and equipment (First Priority Collateral) were deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. Through December 27, 2009, the Company had utilized all $26.1 million to purchase qualifying assets, leaving no funds remaining in the First Priority Collateral Account.
For the twelve month periods beginning May 15, 2010 and May 15, 2011 the Company has the option to redeem the 2014 notes at redemption prices of 105.750% and 102.875% of par value, respectively. Thereafter, the 2014 notes may be redeemed at par value. The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them. Such purchases of the 2014 notes will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. On September 15, 2009, the Company repurchased and retired notes having a face value of $0.5 million in open market purchases. The net effect of the gain on this repurchase and the write-off of the respective unamortized issuance cost of the 2014 notes resulted in a net gain of fifty-four thousand dollars.

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
As of December 27, 2009, under the terms of the Amended Credit Agreement, the Company had no outstanding borrowings and borrowing availability of $62.9 million.
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
The Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the Company’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of December 27, 2009 the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore subjected to these restrictions. These restrictions will likely apply in future quarters until such time as the Company’s financial performance improves.
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

Unifi do Brazil, received loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans had a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was negative 0.3% on December 27, 2009. When the Brazilian inflation rate is below zero, the impact reduces the amount of the liability. The loans were collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil made certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 8.8% as of December 27, 2009. The ability to make new borrowings under the tax incentive program ended in May 2008. As of December 27, 2009 Unifi do Brazil had $3.6 million of outstanding deposits and loans recorded on its balance sheet.
The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its Amended Credit Agreement, will be adequate to fund anticipated capital and other expenditures and to satisfy its working capital requirements for at least the next twelve months.
Recent Accounting Pronouncements
Effective June 29, 2009, the Company adopted Accounting Standards Codification (“ASC”) 805-20, “Business Combinations – Identifiable Assets, Liabilities and Any Non-Controlling Interest” (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 which requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The adoption of this guidance had no material effect on the Company’s financial statements.
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenues in the absence of vendor-specific objective evidence or third party evidence of selling price for deliverables using a selling price hierarchy associated with the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect that the adoption of ASU 2009-13 will have a material impact on the Company’s consolidated results of operations or financial condition.
Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements
Forward-looking statements are those that do not relate solely to historical fact. These forward-looking statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe”, “anticipate”, “expect”, “estimate”, “intend,” “project,” “plan”, “will”, or words or phrases of similar meaning. Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties through-out this report as well as those discussed under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. Factors that may cause actual results to differ from expectations include:
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
Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed inventory purchases made by its Brazilian subsidiary. Generally up to 5% of these inventory purchases are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. As of December 27, 2009, the Brazilian subsidiary’s currency risk was minimal and therefore no forward contracts were deemed necessary. The latest maturity for all outstanding foreign currency sales contracts is March 2010.
There is now a common definition of fair value used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.
The levels of the fair value hierarchy are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, or

•	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 27,	June 28,
	2009	2009
Foreign currency purchase contracts:	Level 2	Level 2

Notional amount	$—	$110
Fair value	—	130

Net gain	$—	$(20)

Foreign currency sales contracts:
Notional amount	$1,783	$1,121
Fair value	1,828	1,167

Net loss	$(45)	$(46)

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax gain of $0.1 million for the quarter ended December 27, 2009 and a pre-tax loss of $0.4 million for the quarter ended December 28, 2008. For the year-to-date periods ended December 27, 2009 and December 28, 2008, the total impact of foreign currency related items resulted in a pre-tax gain of $0.1 million and a pre-tax loss of $0.1 million, respectively.
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
Item 4. Controls and Procedures
As of the end of the December 2009 quarter, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended December 27, 2009:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
9/28/09 — 10/27/09	—	—	—	6,807,241

10/28/09 — 11/27/09	—	—	—	6,807,241

11/28/09 — 12/27/09	1,885,000	$2.65	—	6,807,241

Total	1,885,000	$2.65	—

On April 25, 2003, the Company announced that its Board had reinstituted the Company’s previously authorized stock repurchase plan at its meeting on April 24, 2003. The plan was originally announced by the Company on July 26, 2000 and authorized the Company to repurchase of up to 10.0 million shares of its common stock. During fiscal years 2004 and 2003, the Company repurchased approximately 1.3 million and 0.5 million shares, respectively. The repurchase plan was suspended in November 2003 and the Company has no immediate intention of reinstating the plan. There is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.
Please see “Stock Repurchases” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Company’s stock repurchase activities.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
The Shareholders of the Company at their Annual Meeting held on October 28, 2009, elected the following directors to serve until the Annual Meeting of the Shareholders in 2010 or until their successors are elected and qualified.

	Votes	Votes
Name of Director	in Favor	Withheld
William J. Armfield, IV	51,766,272	1,363,662
R. Roger Berrier, Jr.	52,163,220	966,714
Archibald Cox, Jr.	52,245,238	884,696
William L. Jasper	52,166,091	963,843
Kenneth G. Langone	52,211,652	918,282
Chiu Cheng Anthony Loo	52,227,165	902,769
George R. Perkins, Jr.	52,249,886	880,048
William M. Sams	52,204,050	925,884
Michael Sileck	52,231,424	898,510
G. Alfred Webster	51,646,333	1,483,601
Stephen Wener	52,227,650	902,284
Item 5. Other Information
Not applicable.
Item 6. Exhibits

10.1	Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc effective November 6, 2009 filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.

10.2	Second Amendment to Sales and Service Agreement between Unifi, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009).

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIFI, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
Date: February 5, 2010	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer)