Form 10-Q
period 2010-03-28
UNIFI INC
filed 2010-05-06
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 3, 2010 was 60,172,300.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended March 28, 2010

          Part. 1 Financial Information
          Item. 1 Financial Statements
UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 28,	June 28,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,496	$42,659
Receivables, net	84,788	77,810
Inventories	106,312	89,665
Deferred income taxes	1,683	1,223
Assets held for sale	—	1,350
Restricted cash	1,818	6,477
Other current assets	4,576	5,464

Total current assets	251,673	224,648

Property, plant and equipment	745,405	744,253
Less accumulated depreciation	(593,170)	(583,610)

	152,235	160,643

Restricted cash	—	453
Intangible assets, net	14,978	17,603
Investments in unconsolidated affiliates	65,237	60,051
Other noncurrent assets	12,908	13,534

Total assets	$497,031	$476,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,860	$26,050
Accrued expenses	22,934	15,269
Income taxes payable	1,073	676
Current maturities of long-term debt and other current liabilities	2,187	6,845

Total current liabilities	60,054	48,840

Notes payable	178,722	179,222
Other long-term debt and liabilities	2,721	3,485
Deferred income taxes	261	416
Commitments and contingencies
Shareholders’ equity:
Common stock	6,017	6,206
Capital in excess of par value	27,279	30,250
Retained earnings	210,712	205,498
Accumulated other comprehensive income	11,265	3,015

	255,273	244,969

Total liabilities and shareholders’ equity	$497,031	$476,932

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended		For the Nine-Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Summary of Operations:
Net sales	$154,687	$119,094	$439,793	$413,830
Cost of sales	138,177	118,722	386,541	397,721
Restructuring charges	254	293	254	293
Write down of long-lived assets	—	—	100	—
Goodwill impairment	—	18,580	—	18,580
Selling, general & administrative expenses	11,252	9,507	34,568	29,356
Provision (benefit) for bad debts	(105)	735	(93)	1,794
Other operating (income) expense, net	(346)	(89)	(542)	(5,862)

Non-operating (income) expense:
Interest income	(775)	(656)	(2,355)	(2,249)
Interest expense	5,697	5,879	16,412	17,592
Gain on extinguishment of debt	—	—	(54)	—
Equity in earnings of unconsolidated affiliates	(2,175)	(825)	(5,847)	(4,469)
Write down of investment in unconsolidated affiliate	—	—	—	1,483

Income (loss) from continuing operations before income taxes	2,708	(33,052)	10,809	(40,409)
Provision (benefit) for income taxes	1,937	(101)	5,596	2,398

Income (loss) from continuing operations	771	(32,951)	5,213	(42,807)
Income (loss) from discontinued operations – net of tax	—	(45)	—	67

Net income (loss)	$771	$(32,996)	$5,213	$(42,740)

Earnings (loss) per share from continuing operations and net income:
Income (loss) per common share – basic	$.01	$(.53)	$.09	$(.69)

Income (loss) per common share – diluted	$.01	$(.53)	$.08	$(.69)

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Nine-Months Ended
	March 28,	March 29,
	2010	2009
Cash and cash equivalents at beginning of year	$42,659	$20,248
Operating activities:
Net income (loss)	5,213	(42,740)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Income from discontinued operations	—	(67)
Earnings of unconsolidated affiliates, net of distributions	(4,236)	(1,585)
Depreciation	17,204	21,954
Amortization	3,454	3,289
Stock-based compensation expense	1,836	1,033
Deferred compensation expense (recovery), net	463	(50)
Net (gain) loss on asset sales	953	(5,865)
Gain on extinguishment of debt	(54)	—
Goodwill impairment	—	18,580
Write down of long-lived assets	100	—
Write down of investment in unconsolidated affiliate	—	1,483
Restructuring charges	254	293
Deferred income tax	(449)	(77)
Provision (benefit) for bad debts	(93)	1,794
Other	268	306
Change in assets and liabilities, excluding effects of foreign currency adjustments	(4,089)	6,258

Net cash provided by continuing operating activities	20,824	4,606

Investing activities:
Capital expenditures	(7,963)	(10,918)
Investment in joint venture	(550)	—
Acquisition of intangible asset	—	(500)
Change in restricted cash	5,776	14,035
Proceeds from sale of capital assets	1,393	6,959
Other	(246)	(216)

Net cash (used in) provided by investing activities	(1,590)	9,360

Financing activities:
Payments of long-term debt	(6,211)	(22,199)
Borrowings of long-term debt	—	14,600
Proceeds from stock option exercises	—	3,830
Purchase and retirement of Company stock	(4,995)	—
Other	(381)	(343)

Net cash used in financing activities	(11,587)	(4,112)

Cash flows of discontinued operations:
Operating cash flows	—	(308)

Effect of exchange rate changes on cash and cash equivalents	2,190	(6,250)

Net increase in cash and cash equivalents	9,837	3,296

Cash and cash equivalents at end of period	$52,496	$23,544

     See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Condensed Consolidated Balance Sheet of Unifi, Inc. together with its subsidiaries (the “Company”) at June 28, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements. Except as noted with respect to the balance sheet at June 28, 2009, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to fairly present the financial position of the Company at March 28, 2010, and the results of operations and cash flows for the periods ended March 28, 2010 and March 29, 2009. Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 74 to 80 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.
2.	Inventories
Inventories are comprised of the following (amounts in thousands):

	March 28,	June 28,
	2010	2009

Raw materials and supplies	$45,159	$42,351
Work in process	6,603	5,936
Finished goods	54,550	41,378

	$106,312	$89,665

3.	Accrued Expenses
Accrued expenses are comprised of the following (amounts in thousands):

	March 28,	June 28,
	2010	2009

Payroll and fringe benefits	$10,920	$6,957
Severance	606	1,385
Interest	7,740	2,496
Utilities	1,965	2,085
Retiree reserve	172	190
Property taxes	451	1,094
Other	1,080	1,062

	$22,934	$15,269

4.	Earnings Per Common Share
The following table sets forth the reconciliation of basic and diluted per share computations (amounts in thousands, except per share data):

	For the Quarters Ended		For the Nine-Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Determination of shares:
Weighted average common shares outstanding	60,172	62,057	61,243	61,740
Assumed conversion of dilutive stock options	652	—	312	—

Diluted weighted average common shares outstanding	60,824	62,057	61,555	61,740

Income (loss) per common share - basic	$.01	$(.53)	$.09	$(.69)
Income (loss) per common share - diluted	$.01	$(.53)	$.08	$(.69)

For the quarter and year-to-date periods ended March 29, 2009, no options were included in the computation of diluted loss per share because the Company reported net losses from continuing operations. The following table represents the number of options to purchase shares of common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Options	742	2,238	742	2,238
5.	Other Operating (Income) Expense, Net
The following table summarizes the Company’s other operating (income) expense, net (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

(Gain) loss on sale or disposal of fixed assets	$1,010	$44	$953	$(5,865)
Currency (gains) losses	61	(100)	(59)	(22)
Gain from sale of nitrogen credits	(1,400)	—	(1,400)	—
Other, net	(17)	(33)	(36)	25

Other operating (income) expense, net	$(346)	$(89)	$(542)	$(5,862)

6.	Intangible Assets, Net

Other intangible assets subject to amortization consisted of a customer list of $22.0 million and non-compete agreements of $4.0 million which were entered in connection with an asset acquisition consummated in fiscal year 2007. The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life. The non-compete agreements are being amortized using the straight-line method. The non-compete agreements had an original amortizable life of five years plus the term of the original Sales and Service Agreement (the “Agreement”) with Dillon Yarn Company (“Dillon”) which was two years as discussed in “Footnote 16. Related Party Transactions”.

The Agreement was extended for a one year period twice, effective as of January 1, 2009 and January 1, 2010. There are no estimated residual values related to these intangible assets. Accumulated amortization at March 28, 2010 and June 28, 2009 for these intangible assets was $11.1 million and $8.7 million, respectively. These intangible assets relate to the polyester segment.

In addition, the Company allocated $0.5 million to customer relationships arising from a transaction that closed in the second quarter of fiscal year 2009. This customer list is being amortized using the straight-line method over a period of one and a half years. Accumulated amortization at March 28, 2010 and June 28, 2009 was $0.4 million and $0.2 million, respectively. This customer list relates to the polyester segment.

The following table represents the expected intangible asset amortization for the next five fiscal years (amounts in thousands):

	Aggregate Amortization Expenses
	2011	2012	2013	2014	2015
Customer lists	$2,173	$2,022	$1,837	$1,481	$1,215
Non-compete contract	381	381	381	381	381

	$2,554	$2,403	$2,218	$1,862	$1,596

7.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. On June 30, 2009 the FASB issued its first Accounting Standard Update (“ASU”) No. 2009-01 “Topic 105 – Generally Accepted Accounting Principles amendments based on No. 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Accounting Standards Codification (“ASC”) 105-10 establishes a single source of GAAP which is to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the ASC. The Securities and Exchange Commission (“SEC”) also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. The ASC superseded all existing non-SEC accounting and reporting standards. All non-grandfathered accounting literature not included in the ASC will be considered non-authoritative.

Effective June 29, 2009, the Company adopted ASC 805-20, “Business Combinations – Identifiable Assets, Liabilities and Any Non-Controlling Interest” (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 which requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The adoption of this guidance had no material effect on the Company’s financial statements.

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

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends the ASC to include SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This amendment requires that an analysis be performed to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has the power to direct the activities of a variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. ASU No. 2009-17 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company does not expect that the adoption of this guidance will have a material impact on its financial position or results of operations.

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

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”. ASU 2010-02 clarifies Topic 810 implementation issues relating to a decrease in ownership of a subsidiary that is a business or non-profit activity. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). This update is effective for the Company’s interim period ended December 27, 2009. The adoption of ASU No. 2010-02 did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This ASU provides amendments to Topic 820 which requires new disclosures related to assets measured at fair value. In addition, this ASU includes amendments to the guidance on employers’ disclosures related to the classification of postretirement benefit plan assets and the related fair value measurement of those classifications. This update was effective December 15, 2009. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to certain Recognition and Disclosure Requirements”. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the ASC and the SEC’s requirements. In addition the scope of the “reissuance” disclosure requirements is refined to include revised financial statements only. This update was effective February 24, 2010. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial position or results of operations.

8.	Comprehensive Income (Loss)
The following table represents the Company’s comprehensive income (loss) components (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Net income (loss)	$771	$(32,996)	$5,213	$(42,740)
Translation adjustments	(2,013)	294	8,250	(29,689)

Comprehensive income (loss)	$(1,242)	$(32,702)	$13,463	$(72,429)

The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.
9.	Investments in Unconsolidated Affiliates
The following table represents the Company’s investments in unconsolidated affiliates:

	Date		Percent
Affiliate Name	Acquired	Location	Ownership
Parkdale America, LLC (“PAL”)	Jun-97	North and South Carolina	34%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha – Emek, Israel	50%

UNF America, LLC (“UNF America”)	Oct-09	Ridgeway, Virginia	50%

Yihua Unifi Fibre Company Limited (“YUFI”) (1)	Aug-05	Yizheng, Jiangsu Province,	50%
		People’s Republic of China

(1) The Company completed the sale of YUFI during the fourth quarter of fiscal year 2009.

Condensed balance sheet information as of March 28, 2010 and June 28, 2009, and income statement information for the quarter and year-to-date periods ended March 28, 2010 and March 29, 2009, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	As of	As of
	March 28, 2010	June 28, 2009

Current assets	$221,844	$152,871
Noncurrent assets	110,846	101,893
Current liabilities	58,912	22,835
Noncurrent liabilities	32,424	8,405
Shareholders’ equity and capital accounts	241,354	223,524

	For the Quarters Ended
	March 28, 2010	March 29, 2009

Net sales	$194,546	$93,635
Gross profit	9,324	2,947
Depreciation and amortization	5,557	5,047
Income (loss) from operations	6,033	(1,017)
Net income (loss)	6,258	(1,486)

	For the Nine-Months Ended
	March 28, 2010	March 29, 2009

Net sales	$411,758	$325,814
Gross profit	28,353	6,695
Depreciation and amortization	17,204	15,899
Income (loss) from operations	17,801	(2,427)
Net income	18,883	3,388

PAL receives benefits under the Food, Conservation, and Energy Act of 2008 (“2008 U.S. Farm Bill”) which extended the existing upland cotton and extra long staple cotton programs (the “Program”), including economic adjustment assistance provisions for ten years. Beginning August 1, 2008, the Program provided textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this Program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year from August 1 to July 31, plus eighteen months to make the capital expenditures. In the period when both criteria have been met; i.e. eligible upland cotton has been consumed, and qualifying capital expenditures under the Program have been made; the economic assistance is recognized by PAL as operating income. PAL received $14.0 million of economic assistance under the Program during the eleven months ended June 28, 2009 and, in accordance with the Program provisions, recognized $9.7 million as operating income of which the Company’s share was $3.3 million.

On October 19, 2009 PAL notified the Company that approximately $8.0 million of the capital expenditures recognized for fiscal year 2009 had been preliminarily disqualified by the U.S. Department of Agriculture (“USDA”). PAL appealed the decision with the USDA. In November 2009, PAL notified the Company that the USDA had denied the appeal. PAL filed a second appeal at a higher level and a hearing took place during the Company’s third quarter of fiscal year 2010. On March 17, 2010, PAL recorded a $4.1 million unfavorable adjustment to its 2009 earnings related to economic assistance from the USDA that was disqualified. As a result, the Company recorded a $1.6 million unfavorable adjustment for its share of the prior year economic assistance and year-end adjustments in its current quarter.

PAL received $15.9 million of economic assistance under the Program during the nine-months ended March 28, 2010 and, in accordance with the Program provisions, recognized $5.4 million as operating income of which the Company’s share was $1.8 million.

The Company’s investment in PAL at March 28, 2010 was $61.6 million and the underlying equity in the net assets of PAL at March 28, 2010 was $80.1 million. The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, the Company’s share of the settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million offset by the Company’s share of other comprehensive income of $0.4 million and an impairment charge taken by the Company on its investment in PAL of $74.1 million.

On October 8, 2009, a wholly-owned foreign subsidiary (“Foreign Subsidiary”) of the Company formed a new joint venture, UNF America, with its partner, Nilit Ltd. (“Nilit”), for the purpose of producing nylon partially oriented yarn (“POY”) in Nilit’s Ridgeway, Virginia plant. The Foreign Subsidiary’s initial investment in UNF America was fifty thousand dollars. In addition, the Foreign Subsidiary loaned UNF America $0.5 million for working capital. The loan carries interest at LIBOR plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members. The loan is being treated as an additional investment by the Company for accounting purposes.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company is committed to purchase first quality nylon POY for texturing (excluding specialty yarns) from UNF or UNF America. Pricing under the contract is negotiated every six months and is based on market rates.

In August 2005, the Company formed YUFI, a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”), to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, People’s Republic of China (“China”). During fiscal year 2008, the Company’s management explored strategic options with its joint venture partner in China with the ultimate goal of determining if there was a viable path to profitability for YUFI. The Company’s management concluded that although YUFI had successfully grown its position in high value and premier value-added (“PVA”) products, commodity sales would continue to be a large and unprofitable portion of the joint venture’s business. In addition, the Company believed YUFI had focused too much attention and energy on non-value added issues, distracting management from its primary PVA objectives. Based on these conclusions, the Company decided to exit the joint venture and on July 30, 2008, the Company announced that it had reached a proposed agreement to sell its 50% interest in YUFI to its partner for $10.0 million.

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

In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9.0 million and recorded an additional impairment charge of $1.5 million, which included approximately $0.5 million related to certain disputed accounts receivable and $1.0 million related to the fair value of its investment, as determined by the renegotiated equity interest sales price.

On March 30, 2009, the Company closed on the sale and received $9.0 million in proceeds related to its investment in YUFI. The Company continues to service customers in Asia through Unifi Textiles Suzhou Co., Ltd. (“UTSC”), a wholly-owned subsidiary based in Suzhou, China, that is primarily focused on the development, sales and service of PVA and specialty yarns.

10.	Income Taxes

The Company’s income tax provision for the quarter ended March 28, 2010 resulted in tax expense at an effective rate of 71.5% compared to the quarter ended March 29, 2009 which resulted in tax benefit at an effective rate of 0.3%. The Company’s income tax provision for the year-to-date period ended March 28, 2010 resulted in tax expense at an effective rate of 51.8% compared to the year-to-date period ended March 29, 2009 which resulted in tax expense at an effective rate of 5.9%.

The differences between the Company’s income tax expense and the U.S. statutory rate for the quarter and year-to-date period ended March 28, 2010 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized, while operating profit was generated in other taxable jurisdictions. The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter and year-to-date periods ended March 29, 2009 were primarily attributable to state income tax benefits, foreign income taxed at rates less than the U.S. statutory rate and an increase in the valuation allowance.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance increased $0.8 million and $1.5 million in the quarter and year-to-date period ended March 28, 2010, respectively, compared to increases of $13.1 million and $17.2 million in the quarter and year-to-date periods ended March 29, 2009, respectively. The net increase in the valuation allowance for the year-to-date period ended March 28, 2010 primarily consists of a $2.0 million increase in the net operating loss generated in the period, and a decrease of $0.5 million related to other temporary differences.

The Company believes it is reasonably possible that unrecognized tax benefits will decrease by approximately $1.2 million by the end of fiscal year 2010 as a result of expiring tax credit carry forwards.

The Company has elected to classify interest and penalties recognized as income tax expense. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal year 2009 or during the quarter or year-to-date periods ended March 28, 2010.

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

During the second quarter of fiscal year 2009, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain employees. The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The exercise price is $4.16 per share which is equal to the market price of the Company’s stock on the grant date. The Company used a Monte Carlo stock option model to estimate the fair value of $2.49 per share and the derived vesting period of 1.2 years.

During the first quarter of fiscal year 2010, the Committee authorized the issuance of 1,700,000 stock options from the 2008 Long-Term Incentive Plan to certain employees and certain members of the Board. The stock options vest ratably over a three year period and have 10-year contractual terms. The Company used the Black-Scholes model to estimate the fair values of the options granted. The following table provides detail of the number of options granted during the first quarter of fiscal year 2010 and the related assumptions used in the valuation of these awards:

	Expected
Options	term	Exercise	Interest		Dividend	Fair
granted	(years)	price	rate	Volatility	yield	value
1,660,000	5.5	$1.91	2.8%	63.6%	-	$ 1.10
40,000	5.5	$2.86	2.5%	63.9%	-	$ 1.65

The Company incurred $0.6 million and $0.4 million in the third quarter of fiscal years 2010 and 2009 respectively, and $1.8 million and $1.0 million for the year-to-date periods, respectively, in stock-based compensation expense which was recorded as selling, general and administrative (“SG&A”) expense with the offset to capital in excess of par value.

The Company issued 1,368,300 shares of common stock during the year-to-date period of fiscal year 2009 as a result of the exercise of stock options. There were no options exercised during the third quarter or the year-to-date periods of fiscal year 2010.

12.	Assets Held for Sale

During the second quarter of fiscal year 2008, the Company negotiated an agreement with E.I. DuPont de Nemours (“DuPont”) to sell its Kinston, North Carolina polyester facility. On March 20, 2008, the Company completed the sale of assets located in Kinston. Per the agreement, the Company retained the right to sell certain idle polyester assets for a period of two years ending March 20, 2010. On that date, the remaining assets were conveyed back to DuPont with no consideration paid to the Company.

The Company had assets held for sale related to the idle polyester assets and as of June 28, 2009, the value of the machinery and equipment held for sale was $1.4 million.

During the first quarter of fiscal year 2010, the Company entered into a contract to sell certain of the assets held for sale and based on the contract price, the Company recorded a $0.1 million non-cash impairment charge. The sale closed during the second quarter of fiscal year 2010.

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

On January 11, 2010, the Company announced that it created Unifi Central America, Ltda. DE C.V. (“UCA”). With a base of operations established in El Salvador, UCA will serve customers in the Central American region. The Company started relocating polyester equipment to the region during the current quarter and expects to complete the relocation by second quarter of fiscal year 2011. The Company expects to incur approximately $1.7 million in polyester equipment relocation costs of which $0.3 million was incurred during the current quarter. In addition, the Company plans to incur $0.7 million related to reinstallation of idle texturing equipment in its Yadkinville facility. The polyester equipment relocation costs are recorded in the restructuring charges line item as incurred.

The table below summarizes changes to the accrued severance account for the nine-month period ended March 28, 2010 (amounts in thousands):

	Balance at				Balance at
	June 28, 2009	Charges	Adjustments	Amounts Used	March 28, 2010

Accrued severance	$ 1,687 (1)	—	20	(1,101)	$606

(1)	As of June 28, 2009, the Company classified $0.3 million of executive severance as long-term. There was no executive severance classified as long-term as of March 28, 2010.
14.	Derivatives and Fair Value Measurements

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

Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed inventory purchases made by its Brazilian subsidiary. Generally up to 5% of these inventory purchases are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. The latest maturities for all outstanding sales and purchase foreign currency forward contracts are July 2010 and April 2010, respectively.

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

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 28,	June 28,
	2010	2009
Foreign currency purchase contracts:	Level 2	Level 2

Notional amount	$177	$110
Fair value	179	130

Net gain	$(2)	$(20)

Foreign currency sales contracts:
Notional amount	$1,547	$1,121
Fair value	1,587	1,167

Net loss	$(40)	$(46)

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax loss of $61 thousand for the quarter ended March 28, 2010 and a pre-tax gain of $0.1 million for the quarter ended March 29, 2009. For the year-to-date periods ended March 28, 2010 and March 29, 2009, the total impact of foreign currency related items resulted in a pre-tax gain of $59 thousand and $22 thousand, respectively.

The Company’s financial assets include cash and cash equivalents, receivables, net, restricted cash, accounts payable, and notes payable. The cash and cash equivalents, receivables, net, restricted cash, and accounts payable approximate fair value due to their short maturities. The Company calculates the fair value of its 11.5% senior secured notes, which mature on May 15, 2014 (the “2014 notes”) based on the traded price of the 2014 notes on the latest trade date prior to its period end. These are considered Level 1 inputs in the fair value hierarchy.

The carrying values and approximate fair values of the Company’s financial instruments as of March 28, 2010 and June 28, 2009 were as follows (amounts in thousands):

	March 28, 2010		June 28, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$52,496	$52,496	$42,659	$42,659
Receivables, net	84,788	84,788	77,810	77,810
Restricted cash	1,818	1,818	6,930	6,930
Liabilities:
Accounts payable	33,860	33,860	26,050	26,050
Notes payable	178,722	183,190	179,222	112,910
15.	Contingencies

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

The Company is aware of certain claims and potential claims against it for the alleged use of non-compliant “Berry Amendment” nylon POY in yarns that the Company sold which may have ultimately been used to manufacture certain U.S. military garments (the “Military Claims”). At this time, the Company does not believe it has adequate information to estimate the amount of any potential liabilities for any Military Claims.

16.	Related Party Transactions
In fiscal 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction, the Company and Dillon entered into the Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon for certain sales and transitional services to be provided by Dillon’s sales staff and executive management. The polyester services portion of this agreement was extended twice, each for a term of one year. The Company recorded $0.3 million and $0.4 million of SG&A expense for the third quarter of fiscal year 2010 and fiscal year 2009 and $1.2 million and $1.0 million for the same year-to-date periods, respectively, related to this contract and the related amendments.
Mr. Stephen Wener is the President and CEO of Dillon. Mr. Wener is Chairman of the Company’s Board of Directors (“Board”) and has been a member of the Board since May 24, 2007. The terms of the Company’s Agreement and the extensions with Dillon are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar services.
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
The following is the Company’s segment information for the quarters and nine-month periods ended March 28, 2010 and March 29, 2009 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended March 28, 2010:
Net sales to external customers	$112,604	$42,083	$154,687
Depreciation and amortization	5,591	860	6,451
Segment operating income	2,721	2,283	5,004
Total segment assets	330,017	77,708	407,725

Quarter ended March 29, 2009:
Net sales to external customers	$85,480	$33,614	$119,094
Depreciation and amortization	5,407	1,542	6,949
Segment operating loss	(26,823)	(1,185)	(28,008)
Total segment assets	310,036	80,141	390,177

The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	March 28,	March 29,
	2010	2009
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$6,451	$6,949
Depreciation included in other operating (income) expense, net	34	35
Amortization included in interest expense, net	276	290

Consolidated depreciation and amortization	$6,761	$7,274

Reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes:
Reportable segments operating income (loss)	$5,004	$(28,008)
Provision (benefit) for bad debts	(105)	735
Other operating (income) expense, net	(346)	(89)
Interest expense, net	4,922	5,223
Equity in earnings of unconsolidated affiliates	(2,175)	(825)

Income (loss) from continuing operations before income taxes	$2,708	$(33,052)

	Polyester	Nylon	Total
Nine-Months ended March 28, 2010:
Net sales to external customers	$321,340	$118,453	$439,793
Depreciation and amortization	17,109	2,615	19,724
Segment operating income	10,509	7,821	18,330

Nine-Months ended March 29, 2009:
Net sales to external customers	$302,443	$111,387	$413,830
Intersegment net sales	—	71	71
Depreciation and amortization	18,379	5,889	24,268
Segment operating income (loss)	(33,750)	1,630	(32,120)
The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Nine-Months Ended
	March 28,	March 29,
	2010	2009
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$19,724	$24,268
Depreciation included in other operating (income) expense, net	105	107
Amortization included in interest expense, net	829	868

Consolidated depreciation and amortization	$20,658	$25,243

Reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes:
Reportable segments operating income (loss)	$18,330	$(32,120)
Provision (benefit) for bad debts	(93)	1,794
Other operating (income) expense, net	(542)	(5,862)
Interest expense, net	14,057	15,343
Gain on extinguishment of debt	(54)	—
Equity in earnings of unconsolidated affiliates	(5,847)	(4,469)
Write down of investment in unconsolidated affiliate	—	1,483

Income (loss) from continuing operations before income taxes	$10,809	$(40,409)

For purposes of internal management reporting, segment operating income or loss represents segment net sales less cost of sales, segment restructuring charges, segment impairments of long-lived assets, and allocated SG&A expenses. Certain non-segment manufacturing and unallocated SG&A costs are allocated to the operating segments based on activity drivers relevant to the respective costs. This allocation methodology is updated as part of the annual budgeting process.
The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to the provision for bad debts, other operating (income) expense, net, interest expense, net and equity in earnings of unconsolidated affiliates and related impairments.
The total assets for the polyester segment increased from $314.6 million at June 28, 2009 to $330.0 million at March 28, 2010 primarily due to increases in inventory, cash, accounts receivable and deferred taxes of $15.1 million, $11.6 million, $3.9 million, and $0.5 million, respectively. These increases were offset by decreases in property, plant, and equipment, short-term restricted cash, other long-term assets, other current assets, and long-term restricted cash of $6.1 million, $4.7 million, $2.6 million, $1.8 million, and $0.5 million, respectively. The total assets for the nylon segment increased from $75.0 million at June 28, 2009 to $77.7 million at March 28, 2010 primarily due to increases in accounts receivable, inventory, cash, and other current assets of $2.1 million, $2.0 million, $0.2 million, and $0.2 million, respectively. These increases were offset by a decrease in property, plant, and equipment of $1.8 million.
18.	Subsequent Events
In April 2010, one of the Company’s wholly-owed foreign subsidiaries entered into an agreement to form a new joint venture. The joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union. The Company received a 40% ownership interest in the joint venture for its contribution of $4.0 million.
The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the SEC and determined there were no other items deemed reportable.
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

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Information as of March 28, 2010 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,579	$172	$43,745	$—	$52,496
Receivables, net	—	61,629	23,159	—	84,788
Inventories	—	72,353	33,959	—	106,312
Deferred income taxes	—	—	1,683	—	1,683
Restricted cash	—	—	1,818	—	1,818
Other current assets	107	1,296	3,173	—	4,576

Total current assets	8,686	135,450	107,537	—	251,673

Property, plant and equipment	11,348	659,874	74,183	—	745,405
Less accumulated depreciation	(2,114)	(538,241)	(52,815)	—	(593,170)

	9,234	121,633	21,368	—	152,235
Intangible assets, net	—	14,978	—	—	14,978
Investments in unconsolidated affiliates	—	61,565	3,672	—	65,237
Investments in consolidated subsidiaries	411,397	—	—	(411,397)	—
Other noncurrent assets	12,603	4,960	1,864	(6,519)	12,908

	$441,920	$338,586	$134,441	$(417,916)	$497,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75	$27,891	$5,894	$—	$33,860
Accrued expenses	8,024	11,997	2,913	—	22,934
Income taxes payable	(174)	—	1,247	—	1,073
Current maturities of long-term debt and other current liabilities	—	369	1,818	—	2,187

Total current liabilities	7,925	40,257	11,872	—	60,054

Long-term debt and other liabilities	178,722	2,721	—	—	181,443
Deferred income taxes	—	—	261	—	261
Shareholders’/ invested equity	255,273	295,608	122,308	(417,916)	255,273

	$441,920	$338,586	$134,441	$(417,916)	$497,031

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Balance Sheet Information as of June 28, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,509	$(813)	$31,963	$—	$42,659
Receivables, net	100	56,031	21,679	—	77,810
Inventories	—	63,919	25,746	—	89,665
Deferred income taxes	—	—	1,223	—	1,223
Assets held for sale	—	1,350	—	—	1,350
Restricted cash	—	—	6,477	—	6,477
Other current assets	46	2,199	3,219	—	5,464

Total current assets	11,655	122,686	90,307	—	224,648

Property, plant and equipment	11,336	665,724	67,193	—	744,253
Less accumulated depreciation	(1,899)	(534,297)	(47,414)	—	(583,610)

	9,437	131,427	19,779	—	160,643
Restricted cash	—	—	453	—	453
Intangible assets, net	—	17,603	—	—	17,603
Investments in unconsolidated affiliates	—	57,107	2,944	—	60,051
Investments in consolidated subsidiaries	360,897	—	—	(360,897)	—
Other noncurrent assets	45,041	(29,214)	(2,293)	—	13,534

	$427,030	$299,609	$111,190	$(360,897)	$476,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37	$19,888	$6,125	$—	$26,050
Accrued expenses	1,690	11,033	2,546	—	15,269
Income taxes payable	—	—	676	—	676
Current maturities of long-term debt and other current liabilities	—	368	6,477	—	6,845

Total current liabilities	1,727	31,289	15,824	—	48,840

Long-term debt and other liabilities	180,334	1,920	453	—	182,707
Deferred income taxes	—	—	416	—	416
Shareholders’/ invested equity	244,969	266,400	94,497	(360,897)	244,969

	$427,030	$299,609	$111,190	$(360,897)	$476,932

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statement of Operations Information for the Fiscal Quarter Ended March 28, 2010 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$117,116	$38,063	$(492)	$154,687
Cost of sales	—	107,416	31,294	(533)	138,177
Restructuring charges		254	—	—	254
Equity in subsidiaries	(905)	—	—	905	—
Selling, general and administrative expenses	—	9,050	2,197	5	11,252
Benefit for bad debts	—	(11)	(94)	—	(105)
Other operating (income) expense, net	(5,782)	5,380	56	—	(346)

Non-operating (income) expense:
Interest income	(11)	1	(765)	—	(775)
Interest expense	5,681	16	—	—	5,697
Equity in (earnings) losses of unconsolidated affiliates	—	(1,994)	(197)	16	(2,175)

Income (loss) from operations before income taxes	1,017	(2,996)	5,572	(885)	2,708
Provision for income taxes	246	4	1,687	—	1,937

Net income (loss)	$771	$(3,000)	$3,885	$(885)	$771

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statement of Operations Information for the Fiscal Quarter Ended March 29, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$96,238	$22,885	$(29)	$119,094
Cost of sales	—	96,048	22,424	250	118,722
Restructuring charges	—	293	—	—	293
Equity in subsidiaries	23,188	—	—	(23,188)	—
Goodwill impairment	—	18,580	—	—	18,580
Selling, general and administrative expenses	23	7,686	1,801	(3)	9,507
Provision for bad debts	—	577	158	—	735
Other operating (income) expense, net	(31)	147	(205)	—	(89)
Non-operating (income) expense:
Interest income	(51)	—	(605)	—	(656)
Interest expense	5,924	23	(68)	—	5,879
Equity in (earnings) losses of unconsolidated affiliates	—	(1,342)	312	205	(825)

Income (loss) from continuing operations before income taxes	(29,053)	(25,774)	(932)	22,707	(33,052)
Provision (benefit) for income taxes	3,943	(3,964)	(80)	—	(101)

Income (loss) from continuing operations	(32,996)	(21,810)	(852)	22,707	(32,951)
Loss from discontinued operations, net of tax	—	—	(45)	—	(45)

Net income (loss)	$(32,996)	$(21,810)	$(897)	$22,707	$(32,996)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statement of Operations Information for the Nine-Months Ended March 28, 2010 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$327,350	$112,994	$(551)	$439,793
Cost of sales	—	296,923	90,186	(568)	386,541
Restructuring charges	—	254	—	—	254
Write down of long-lived assets	—	100	—	—	100
Equity in subsidiaries	(5,479)	—	—	5,479	—
Selling, general and administrative expenses	(16)	27,619	7,019	(54)	34,568
Benefit for bad debts	—	(74)	(19)	—	(93)
Other operating (income) expense, net	(16,919)	16,540	(163)	—	(542)

Non-operating (income) expense:
Interest income	(28)	(138)	(2,189)	—	(2,355)
Interest expense	16,657	(254)	9	—	16,412
Gain on extinguishment of debt	(54)	—	—	—	(54)
Equity in (earnings) losses of unconsolidated affiliates	—	(6,070)	(515)	738	(5,847)

Income (loss) from operations before income taxes	5,839	(7,550)	18,666	(6,146)	10,809
Provision for income taxes	626	12	4,958	—	5,596

Net income (loss)	$5,213	$(7,562)	$13,708	$(6,146)	$5,213

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statement of Operations Information for the Nine-Months Ended March 29, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$329,252	$85,138	$(560)	$413,830
Cost of sales	—	322,283	75,609	(171)	397,721
Restructuring charges	—	293	—	—	293
Equity in subsidiaries	21,938	—	—	(21,938)	—
Goodwill impairment	—	18,580	—	—	18,580
Selling, general and administrative expenses	213	23,925	5,374	(156)	29,356
Provision for bad debts	—	1,651	143	—	1,794
Other operating (income) expense, net	(46)	(5,075)	(566)	(175)	(5,862)
Non-operating (income) expense:
Interest income	(97)	(48)	(2,104)	—	(2,249)
Interest expense	17,569	85	(62)	—	17,592
Equity in (earnings) losses of unconsolidated affiliates	—	(5,403)	1,518	(584)	(4,469)
Write down of investment in unconsolidated affiliate	—	483	1,000	—	1,483

Income (loss) from continuing operations before income taxes	(39,577)	(27,522)	4,226	22,464	(40,409)
Provision (benefit) for income taxes	3,163	(3,162)	2,397	—	2,398

Income (loss) from continuing operations	(42,740)	(24,360)	1,829	22,464	(42,807)
Income from discontinued operations, net of tax	—	—	67	—	67

Net income (loss)	$(42,740)	$(24,360)	$1,896	$22,464	$(42,740)

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Cash Flows Information for the Nine-Months Ended March 28, 2010 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$2,680	$6,101	$12,150	$(107)	$20,824

Investing activities:
Capital expenditures	(12)	(6,003)	(1,948)	—	(7,963)
Investment in joint venture	—	—	(550)	—	(550)
Change in restricted cash	—	—	5,776	—	5,776
Proceeds from sale of capital assets	—	1,267	126	—	1,393
Other	(168)	—	(78)	—	(246)

Net cash provided by (used in) investing activities	(180)	(4,736)	3,326	—	(1,590)

Financing activities:
Payments of long-term debt	(435)	—	(5,776)	—	(6,211)
Purchase and retirement of Company stock	(4,995)	—	—	—	(4,995)
Other	—	(381)	—	—	(381)

Net cash provided by (used in) financing activities	(5,430)	(381)	(5,776)	—	(11,587)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,083	107	2,190

Net increase in cash and cash equivalents	(2,930)	984	11,783	—	9,837
Cash and cash equivalents at beginning of period	11,509	(812)	31,962	—	42,659

Cash and cash equivalents at end of period	$8,579	$172	$43,745	$—	$52,496

UNIFI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Cash Flows Information for the Nine-Months Ended March 29, 2009 (amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$14,824	$(14,347)	$4,292	$(163)	$4,606

Investing activities:
Capital expenditures	(68)	(9,311)	(1,539)	—	(10,918)
Acquisition of intangible asset	—	(500)	—	—	(500)
Investment in subsidiary	(4,950)	—	4,950	—	—
Change in restricted cash	—	9,436	4,599	—	14,035
Proceeds from sale of capital assets	—	6,916	43	—	6,959
Other	(216)	—	—	—	(216)

Net cash provided by (used in) investing activities	(5,234)	6,541	8,053	—	9,360

Financing activities:
Payments of long-term debt	(17,600)	—	(4,599)	—	(22,199)
Borrowings of long-term debt	14,600	—	—	—	14,600
Proceeds from stock option exercises	3,830	—	—	—	3,830
Other	—	(343)	—	—	(343)

Net cash provided by (used in) financing activities	830	(343)	(4,599)	—	(4,112)

Cash flows of discontinued operations:
Operating cash flow	—	—	(308)	—	(308)

Net cash used in discontinued operations	—	—	(308)	—	(308)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,413)	163	(6,250)

Net increase (decrease) in cash and cash equivalents	10,420	(8,149)	1,025	—	3,296
Cash and cash equivalents at beginning of period	689	3,377	16,182	—	20,248

Cash and cash equivalents at end of period	$11,109	$(4,772)	$17,207	$—	$23,544

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected Unifi, Inc.’s, together with its subsidiaries (the “Company’s”), operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.
Business Overview
The Company is a diversified producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics. The Company adds value to the supply chain and enhances consumer demand for its products through the development and introduction of branded yarns that provide unique performance, comfort and aesthetic advantages. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and nylon and polyester covered spandex products. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, furnishings, automotive, industrial and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products.
Polyester Segment. The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, automotive, hosiery, furnishings, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil and the United States (“U.S.”), which has the Company’s largest operations. In addition, the Company is relocating a portion of its yarn production from the U.S. to Unifi Central America, Ltda. DE C.V. (“UCA”) to better service the U.S.-Dominican Republic-Central American Free Trade Agreement (“CAFTA”) region. The polyester segment also includes a subsidiary in China focused on the sale and promotion of the Company’s specialty and premier value-added (“PVA”) products in the Asian textile market, primarily within China.
Nylon Segment. The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in Colombia and the U.S., which has the Company’s largest operations.
Recent Developments and Outlook
The U.S. textile and apparel industry experienced growth during the March 2010 quarter. Apparel and home furnishings retail sales were up 2.6% and 1%, respectively, for the March 2010 quarter compared to the same quarter in the prior year which was the highest quarter-over-quarter increase the industry experienced in over two years. North American auto production experienced an increase of 63% when comparing the March 2010 quarter to the March 2009 quarter and a 7% increase over the December 2009 quarter. These industry improvements are a direct result of increased consumer confidence and the need for manufacturers and retailers to replenish depleted inventory levels which were a result of the prior year economic downturn.
The cost of polyester raw material ingredients increased 12% during the March 2010 quarter as compared to the December 2009 quarter. The cost of key polyester ingredients such as purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”) were up 8% and 22%, respectively, during the quarter due to rising demand from both the fiber and polyethylene therephthalate (“PET”) bottle sectors. In addition, MEG pricing was adversely affected by decreased world-scale MEG production capacity related to plant maintenance closures in the Middle East. Looking forward, the Company is expecting polyester raw materials to slightly increase 2% to 4% during the June 2010 quarter.

The cost of nylon raw material ingredients increased 25% during the March 2010 quarter compared to the December 2009 quarter. Some of the factors impacting the rise in nylon raw materials include: supply constraints caused by improving world-wide demand; decreased production capacity as a result of facility maintenance downtime and higher naphtha and crude oil prices. Nylon raw material prices are expected to continue to increase in the June 2010 quarter due to the same factors.
The Company’s net income for the March 2010 quarter was $0.8 million compared to a net loss of $33.0 million for the March 2009 quarter. The increase in net income was primarily attributable to increased conversion in the domestic and Brazilian operations and decreased converting costs in the domestic polyester and nylon operations. As a result of market and operational improvements, net sales improved 30% and gross margins increased from 0.3% to 10.7% when comparing the year-over-year March quarters. The Company experienced improved sales volumes of 9.6% compared to the December 2009 quarter, however this impact was significantly reduced by the margin impact of higher raw material costs. Adding to the improvements was the elimination of goodwill impairment charges that were included in the prior year period as discussed below. These favorable impacts were partially offset by an increase in selling, general, and administrative (“SG&A”) expenses.
During the third quarter of fiscal year 2010, Parkdale America, LLC (“PAL”), the Company’s joint venture with Parkdale Mills, Inc., recorded a $4.1 million adjustment to its 2009 earnings related to economic assistance from the U.S. Department of Agriculture (“USDA”) that was disqualified and under appeal in the December 2009 quarter. As a result, the Company recorded a $1.6 million unfavorable adjustment for its share of the prior year economic assistance and year-end adjustments in its current quarter.
Globally, the Company continues to take advantage of the opportunities offered through trade legislation and customer sourcing preferences. Volume in Brazil has grown 19.4% when comparing the March 2010 quarter to the March 2009 quarter and 13% on a year-to-date basis through continued share gain and overall recovery in the Brazilian economy. On a local currency basis, conversion (net sales less raw material cost) increased 142% as a result of the strengthening Brazilian exchange rate over the U.S. dollar in spite of rising raw material costs giving the subsidiary more purchasing power since it purchases most of its raw material in U.S. dollars. The Company is modernizing its operations in Brazil by making further improvements in efficiencies and cost structure, and these efforts have resulted in significant improvements to its margin.
On January 11, 2010, the Company announced that it created UCA in El Salvador. During the March 2010 quarter, the Company began to sell some of its U.S. manufactured product through UCA, shortening the supply chain to better serve Central America. In addition, the Company began relocating equipment to El Salvador during the March 2010 quarter and plans to complete the relocation and reinstallation of the equipment by the end of the December 2010 quarter. As a result, the Company incurred $0.3 million in restructuring charges and $0.1 million in startup expenses during the March 2010 quarter. UCA will provide the Company with approximately 10% additional texturing capacity in the CAFTA region which will allow the Company to take advantage of the improving market conditions. The Company expects to begin shipping locally produced yarn within the next three months.
Finally, the Company’s operations in China continue to perform well, reporting a second consecutive profitable quarter for Unifi Textiles Suzhou Co., Ltd. (“UTSC”). U.S. and European brands and retailers continue to focus on environmentally-friendly apparel, and this focus is resulting in increased interest and demand for “green” woven and knit fabric in Asia. Through increased vertical integration and cost efficiencies afforded by the Company’s move to local sourcing, the Company has become more cost competitive in recycled products in Asia. This increased demand for ‘green’ products has positively impacted the Company’s Repreve® sales volumes in the region. The number of development programs in China continues to grow, and as a result, the Company expects revenue growth to accelerate over the next several quarters as these programs come on line.

Textile production in the CAFTA region slowed as a result of the economic downturn, and the region’s share of shipments to the U.S. declined by approximately 2% in calendar year 2009 due to the removal of the China safeguards and U.S. consumers turning to lower cost apparel as the recession and high unemployment persisted. The Company, however, has experienced improvement over the past several months. Global economic factors, such as rising operational costs and potential currency appreciation in China, a narrowing raw material pricing gap between the U.S. and Asia and substantially higher trans-Pacific freight rates are pointing to improved competitiveness in the CAFTA region during the coming quarters.
Key Performance Indicators
The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume, which is an indicator of demand;

•	margins, which are indicators of product mix and profitability;

•
adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), which the Company defines as net income or loss before income tax expense, interest expense, depreciation and amortization expense and loss or income from discontinued operations, adjusted to exclude equity in earnings and losses of unconsolidated affiliates, write down of long-lived assets and unconsolidated affiliate, non-cash compensation expense net of distributions, gains or losses on sales or disposals of property, plant and equipment, currency and hedging gains and losses, gain on extinguishment of debt, goodwill impairment, restructuring charges, asset consolidation and optimization expense, gain from the sale of nitrogen credits, UCA startup costs, and Kinston shutdown expenses, as revised from time to time, which the Company believes is a supplemental measure of its operating performance and ability to service debt; and

•
adjusted working capital (accounts receivable plus inventory less accounts payable and accruals) as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

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

On January 11, 2010, the Company announced that it created UCA. With a base of operations established in El Salvador, UCA will serve customers in the Central American region. The Company started relocating polyester equipment to the region during the current quarter and expects to complete the relocation by the second quarter of fiscal year 2011. The Company expects to incur approximately $1.7 million in polyester equipment relocation costs of which $0.3 million was incurred during the current quarter. In addition, the Company plans to incur $0.7 million related to the reinstallation of idle texturing equipment in its Yadkinville facility. The polyester equipment relocation costs are recorded in the restructuring charges line item as incurred.
The table below summarizes changes to the accrued severance account for the nine-month period ended March 28, 2010 (amounts in thousands):

	Balance at				Balance at
	June 28, 2009	Charges	Adjustments	Amounts Used	March 28, 2010

Accrued severance	$1,687 (1)	—	20	(1,101)	$606
(1)	As of June 28, 2009, the Company classified $0.3 million of executive severance as long-term. There was no executive severance classified as long-term as of March 28, 2010.
Joint Ventures and Other Equity Investments
The following table represents the Company’s investments in unconsolidated affiliates:

	Date		Percent
Affiliate Name	Acquired	Location	Ownership

Parkdale America, LLC	Jun-97	North and South Carolina	34%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha – Emek, Israel	50%

UNF America, LLC (“UNF America”)	Oct-09	Ridgeway, Virginia	50%

Yihua Unifi Fibre Company Limited (“YUFI”) (1)	Aug-05	Yizheng, Jiangsu Province, People’s Republic of China	50%
(1)	The Company completed the sale of YUFI during the fourth quarter of fiscal year 2009.
Condensed balance sheet information as of March 28, 2010 and June 28, 2009, and income statement information for the quarter and year-to-date periods ended March 28, 2010 and March 29, 2009, of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	As of March 28, 2010
	PAL	Other	Total
Current assets	$212,572	$9,272	$221,844
Noncurrent assets	108,534	2,312	110,846
Current liabilities	55,139	3,773	58,912
Noncurrent liabilities	30,424	2,000	32,424
Shareholders’ equity and capital accounts	235,543	5,811	241,354

	As of June 28, 2009
	PAL	Other	Total
Current assets	$150,542	$2,329	$152,871
Noncurrent assets	98,460	3,433	101,893
Current liabilities	21,755	1,080	22,835
Noncurrent liabilities	8,405	—	8,405
Shareholders’ equity and capital accounts	218,842	4,682	223,524

	For the Quarter Ended March 28, 2010
	PAL	Other	Total
Net sales	$189,021	$5,525	$194,546
Gross profit	8,501	823	9,324
Depreciation and amortization	5,215	342	5,557
Income from operations	5,770	263	6,033
Net income	5,865	393	6,258

	For the Nine-Months Ended March 28, 2010
	PAL	Other	Total
Net sales	$396,718	$15,040	$411,758
Gross profit	26,158	2,195	28,353
Depreciation and amortization	15,947	1,257	17,204
Income from operations	16,882	919	17,801
Net income	17,854	1,029	18,883

	For the Quarter Ended March 29, 2009
	PAL	Other	Total
Net sales	$89,997	$3,638	$93,635
Gross profit (loss)	3,528	(581)	2,947
Depreciation and amortization	4,573	474	5,047
Loss from operations	(336)	(681)	(1,017)
Net loss	(861)	(625)	(1,486)

	For the Nine-Months Ended March 29, 2009
	PAL	Other	Total
Net sales	$309,741	$16,073	$325,814
Gross profit (loss)	8,942	(2,247)	6,695
Depreciation and amortization	14,477	1,422	15,899
Income (loss) from operations	880	(3,307)	(2,427)
Net income (loss)	6,423	(3,035)	3,388
In June 1997, the Company and Parkdale Mills, Inc. entered into a contribution agreement whereby both companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air jet spinning technologies to create PAL. In exchange for its contributions, the Company received a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 16 manufacturing facilities located in North Carolina, South Carolina, Virginia, Tennessee, and Georgia. For the quarter and year-to-date periods ended March 28, 2010 and March 29, 2009, the Company recognized net equity earnings of $2.0 million and $6.1 million compared to equity earnings of $1.3 million and $5.4 million, respectively. The Company received accumulated distributions from PAL of $1.6 million and $2.9 million for the year-to-date periods of fiscal years 2010 and 2009, respectively.

PAL receives benefits under the Food, Conservation, and Energy Act of 2008 (“2008 U.S. Farm Bill”) which extended the existing upland cotton and extra long staple cotton programs (the “Program”), including economic adjustment assistance provisions for ten years. Beginning August 1, 2008, the Program provided textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this Program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year from August 1 to July 31, plus eighteen months to make the capital expenditures. In the period when both criteria have been met; i.e. eligible upland cotton has been consumed, and qualifying capital expenditures under the Program have been made; the economic assistance is recognized by PAL as operating income.
On October 19, 2009 PAL notified the Company that approximately $8.0 million of the capital expenditures recognized for fiscal year 2009 had been preliminarily disqualified by the U.S. Department of Agriculture (“USDA”). PAL appealed the decision with the USDA. In November 2009, PAL notified the Company that the USDA had denied the appeal. PAL filed a second appeal at a higher level and a hearing took place during the Company’s third quarter of fiscal year 2010. On March 17, 2010, PAL recorded a $4.1 million unfavorable adjustment to its 2009 earnings related to economic assistance from the USDA that was disqualified. As a result, the Company recorded a $1.6 million unfavorable adjustment for its share of the prior year economic assistance and year-end adjustments in its current quarter.
PAL received $15.9 million of economic assistance under the program during the nine-months ended March 28, 2010 and, in accordance with the program provisions, recognized $5.4 million as operating income of which the Company’s share was $1.8 million.
The Company’s investment in PAL at March 28, 2010 was $61.6 million and the underlying equity in the net assets of PAL at March 28, 2010 was $80.1 million. The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, the Company’s share of the settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million offset by the Company’s share of other comprehensive income of $0.4 million and an impairment charge taken by the Company on its investment in PAL of $74.1 million.
In September 2000, the Company and Nilit Ltd. (“Nilit”) formed UNF, a 50/50 joint venture to produce nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel which is the Company’s primary source of nylon POY for its texturing operations. For the quarter and year-to-date periods ended March 28, 2010, the Company recognized net equity income of $0.1 million and net equity losses of $0.4 million, respectively, compared to net equity losses of $0.5 million and $0.9 million for the respective corresponding periods in the prior year.
On October 8, 2009, a wholly-owned foreign subsidiary (“Foreign Subsidiary”) of the Company formed a new joint venture, UNF America, with its partner, Nilit, for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. The Foreign Subsidiary’s initial investment in UNF America was fifty thousand dollars. In addition, the Foreign Subsidiary loaned UNF America $0.5 million for working capital. The loan carries interest at LIBOR plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members. The loan is being treated as an additional investment by the Company for accounting purposes. For the quarter and year-to-date periods ended March 28, 2010, the Company recognized net equity earnings of $0.1 million for both periods.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company is committed to purchase first quality nylon POY for texturing (excluding specialty yarns) from UNF or UNF America. Pricing under the contract is negotiated every six months and is based on market rates.
In August 2005, the Company formed YUFI, a 50/50 joint venture with Sinopec Yizheng Chemical Fiber Co., Ltd, (“YCFC”), to manufacture, process and market polyester filament yarn in YCFC’s facilities in Yizheng, Jiangsu Province, People’s Republic of China (“China”). During fiscal year 2008, the Company’s management explored strategic options with its joint venture partner in China with the ultimate goal of determining if there was a viable path to profitability for YUFI. On July 30, 2008, the Company announced that it had reached a proposed agreement to sell its 50% interest in YUFI to its partner for $10.0 million.
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
On March 30, 2009, the Company closed on the sale and received $9.0 million in proceeds related to its investment in YUFI. The Company continues to service customers in Asia through Unifi Textiles Suzhou Co., Ltd. (“UTSC”), a wholly-owned subsidiary based in Suzhou, China, that is primarily focused on the development, sales and service of PVA and specialty yarns.

Review of Third Quarter Fiscal Year 2010 compared to Third Quarter Fiscal Year 2009
The following table sets forth the income (loss) from continuing operations components for each of the Company’s business segments for the fiscal quarters ended March 28, 2010 and March 29, 2009. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	March 28, 2010		March 29, 2009

		% to Total		% to Total	% Change
Net sales
Polyester	$112,604	72.8	$85,480	71.8	31.7
Nylon	42,083	27.2	33,614	28.2	25.2

Total	$154,687	100.0	$119,094	100.0	29.9

		% to Sales		% to Sales

Gross profit
Polyester	$11,860	7.7	$(430)	(0.4)	—
Nylon	4,650	3.0	802	0.7	479.8

Total	16,510	10.7	372	0.3	—

Restructuring charges
Polyester	254	0.1	220	0.2	15.5
Nylon	—	—	73	—	—

Total	254	0.1	293	0.2	13.3

Goodwill impairment
Polyester	—	—	18,580	15.6	—
Nylon	—	—	—	—	—

Total	—	—	18,580	15.6	—

Selling, general and administrative expenses
Polyester	8,885	5.8	7,593	6.4	17.0
Nylon	2,367	1.5	1,914	1.6	23.7

Total	11,252	7.3	9,507	8.0	18.4

Provision (benefit) for bad debts	(105)	(0.1)	735	0.6	(114.3)
Other operating (income) expense, net	(346)	(0.2)	(89)	—	288.8
Non-operating (income) expense, net	2,747	1.8	4,398	3.7	(37.5)

Income (loss) from continuing operations before income taxes	2,708	1.8	(33,052)	(27.8)	(108.2)
Provision (benefit) for income taxes	1,937	1.3	(101)	(0.1)	—

Income (loss) from continuing operations	771	0.5	(32,951)	(27.7)	(102.3)
Loss from discontinued operations, net of tax	—	—	(45)	—	—

Net income (loss)	$771	0.5	$(32,996)	(27.7)	(102.3)

As reflected in the tables above, the Company recognized $2.7 million of income from continuing operations before income taxes for the quarter ended March 28, 2010 which was an increase of $35.8 million over the same quarter in the prior year. The increase in income from continuing operations before income tax was primarily attributable to increased conversion in the domestic and Brazilian operations and decreased converting costs in the domestic polyester and nylon operations. Adding to the improvements was the elimination of goodwill impairment charges that were included in the prior year period as discussed below. These favorable impacts were partially offset by an increase in SG&A expenses.
Consolidated net sales from continuing operations increased by $35.6 million, or 29.9% for the quarter ended March 28, 2010 compared to the prior year same quarter. Consolidated unit sales volumes increased by 30.6% for the quarter ended March 28, 2010 compared to the prior year quarter primarily due to improvements in the domestic and Brazilian markets, and the addition of the Company’s sales in China. On a consolidated basis, the weighted-average sales price decreased slightly for the same period. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated conversion dollars improved as a result of higher volumes from share gains and market improvements. This gain was mitigated by the impact of rising average raw material prices in the quarters ended December 27, 2009 and March 28, 2010.
Consolidated gross profit increased by $16.1 million to $16.5 million for the quarter ended March 28, 2010 as compared to the same quarter in the prior year. This increase in gross profit was primarily attributable to improved sales volumes, improved conversions of 12.9% on a per unit basis, and decreased manufacturing costs of 22.2% on a per unit basis. The improvements in conversion for both the domestic and Brazilian subsidiaries were the result of the recovery of previously lost margins resulting from significantly higher raw material cost in the same prior quarter-to-date period. The reductions in manufacturing costs on a per unit basis were the result of the continuous efforts of management to control costs and the impact of increased sales volume. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Goodwill Impairment
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
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased by $1.7 million, or 18.4% during the quarter ended March 28, 2010, compared to the same quarter in the prior year. The increase in SG&A in the third quarter was primarily a result of increases of $1.2 million in fringe benefits, $0.3 million related to the Brazilian currency exchange rates, $0.3 million in non-cash deferred compensation costs, $0.2 million in UCA startup expenses, and a decrease of $0.1 million in capitalized internal developer costs, offset by decreased depreciation, professional fees and sales service contract fees totaling $0.3 million.

Other Operating (Income) Expense, Net
Other operating (income) expense, net increased from $0.1 million of income in the quarter ended March 29, 2009 to $0.3 million of income in the quarter ended March 28, 2010. During the third quarter of fiscal year 2010, the Company received $1.4 million from the sale of nitrogen credits related to the Kinston sales agreement as discussed in “Footnote 12 – Assets Held for Sales” of the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, during the third quarter of fiscal year 2010, the Company recorded $1.0 million in losses on the disposal of fixed assets. The following table shows the components of other operating (income) expense, net (amounts in thousands):

	For the Quarters Ended
	March 28,	March 29,
	2010	2009
Loss on disposal of fixed assets	$1,010	$44
Currency (gains) losses	61	(100)
Gain from sale of nitrogen credits	(1,400)	—
Other, net	(17)	(33)

Other operating (income) expense, net	$(346)	$(89)

Income Taxes
The Company’s income tax provision for the quarter ended March 28, 2010 resulted in tax expense at an effective rate of 71.5% compared to the quarter ended March 29, 2009 which resulted in tax benefit at an effective rate of 0.3%. The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended March 28, 2010 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions. The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended March 29, 2009 were primarily attributable to state income tax benefits, foreign income taxed at rates less than the U.S. statutory rate and an increase in the valuation allowance.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance increased $0.8 million in the quarter ended March 28, 2010 compared to increases of $13.1 million in the quarter ended March 29, 2009. The Company believes it is reasonably possible that unrecognized tax benefits will decrease by approximately $1.2 million by the end of fiscal year 2010 as a result of expiring tax credit carry forwards.
The Company has elected to classify interest and penalties recognized as income tax expense. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal year 2009 or during the quarter ended March 28, 2010.
The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2009, for non-U.S. income taxes for tax years 2001 through 2009, and for state and local income taxes for fiscal years 2001 through 2009.

Polyester Operations
Consolidated polyester unit volumes increased 29.5% for the quarter ended March 28, 2010, while weighted-average net selling prices increased by 2.3% as compared to the quarter ended March 29, 2009. Net sales for the polyester segment for the quarter ended March 28, 2010 increased by $27.1 million, or 31.7%, as compared to the same quarter in the prior year primarily due to improvements in economic conditions for textile manufacturers and retailers.
Domestically, polyester net sales increased by $13.3 million, or 21.1%, for the quarter ended March 28, 2010 as compared to the third quarter of fiscal year 2009. Domestic polyester sales volumes increased by 25.7% while weighted-average unit prices decreased by 4.5%. The decrease in domestic weighted-average selling prices reflects a change to a lower valued product mix.
The Company’s Brazilian polyester net sales increased by $9.4 million, or 43.7%, for the quarter ended March 28, 2010 as compared to the quarter ended March 29, 2009 of which $6.1 million was related to the currency exchange impact of the strengthening of the Brazilian real to the U.S. dollar. Brazilian polyester sales volumes increased by 19.4%, however the subsidiary experienced an overall decline on a local currency basis in per unit net sales of 7.0% due to local competition in the Brazilian market.
Gross profit for the consolidated polyester segment was $11.9 million for the quarter ended March 28, 2010 which represents an increase of $12.3 million over the quarter ended March 29, 2009. Per unit manufacturing costs decreased by 20.3% which consisted of decreased per unit variable manufacturing costs of 23.9% and decreased per unit fixed manufacturing costs of 11.7% as discussed further below. Additionally, during the quarter ended March 28, 2010, conversion improved on a per unit basis by 20.1% compared to the same quarter of the prior year.
Domestic polyester gross profit increased by $6.5 million for the quarter ended March 28, 2010 over the same quarter of the prior year primarily as a result of improved conversion and lower manufacturing costs. Domestic polyester conversion increased by $6.4 million for the quarter ended March 28, 2010 and, on a per unit basis, increased by 3.0% over the same quarter of the prior year. Variable manufacturing costs increased by $0.2 million and decreased by 19.3% on a per unit basis primarily due to higher volumes and operational improvements. Fixed manufacturing costs also decreased by 25.5% on a per unit basis as compared to quarter ended March 29, 2009 primarily as a result of higher volumes and a decrease in unallocated process improvement expenses.
On a local currency basis, gross profit for the Company’s Brazilian operations increased by R$10.4 million for the quarter ended March 28, 2010 over the same quarter of the prior year. This improvement is primarily attributable to an improvement in per unit conversion of 98.1% related to improved fiber costs as a result of the strengthening Brazilian exchange rate over the U.S. dollar, giving the subsidiary more purchasing power since it purchases most of its raw material in U.S. dollars. In addition there was a 20% decrease in resale sales and a 31% increase in manufactured sales which have a lower raw material compared to resale product. On a U.S. dollar basis, gross profit increased by $5.8 million.
SG&A expenses for the quarter ended March 28, 2010 were $8.9 million compared to $7.6 million for the same quarter in the prior year. The polyester segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the polyester foreign subsidiaries. See the “Selling, General, and Administrative Expenses” section included in the consolidated quarterly discussion above for further detail.

Nylon Operations
Consolidated nylon unit volumes increased by 38.6% in the quarter ended March 28, 2010 as compared to the prior year quarter while weighted-average selling prices decreased by 13.5% primarily due to a shift to a lower priced product mix which included a higher percentage of textured products that sell at lower price points. Net sales for the nylon segment in the quarter ended March 28, 2010 increased by $8.5 million, or 25.2% as compared to the quarter ended March 29, 2009. The increase in nylon net sales is related to increased demand for nylon products due to improved economic conditions.
Gross profit for the nylon segment increased by $3.8 million, or 479.8% in the quarter ended March 28, 2010 compared to the same quarter of the prior year. The nylon segment experienced an increase in conversion of $3.9 million primarily due to improved sales volumes. On a per unit basis, conversion decreased by 5.5% due to a shift to lower margin product mix. Total converting costs remained flat. While variable manufacturing costs increased by $0.8 million as a result of higher wage and utility expenses, fixed manufacturing costs decreased by $0.8 million as a result of decreased depreciation expenses.
SG&A expenses for the quarter ended March 28, 2010 were $2.4 million compared to $1.9 million for the same quarter in the prior year. The nylon segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the nylon foreign subsidiaries. See the “Selling, General, and Administrative Expenses” section included in the consolidated quarterly discussion above for further detail.
Corporate
On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant. During the same quarter, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain employees. The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The exercise price is $4.16 per share which is equal to the market price of the Company’s stock on the grant date. The Company used a Monte Carlo stock option model to estimate the fair value of $2.49 per share and the derived vesting period of 1.2 years.
During the quarter ended September 27, 2009, the Committee authorized the issuance of 1,700,000 stock options from the 2008 Long-Term Incentive Plan to certain employees and certain members of the Board. The stock options vest ratably over a three year period and have 10-year contractual terms. The Company used the Black-Scholes model to estimate the fair values of the options granted. See “Footnote 11 – Stock-Based Compensation” for a table of the number of shares granted and the related assumptions used in the valuation of these awards.
The Company incurred $0.6 million and $0.4 million in the third quarter of fiscal years 2010 and 2009, respectively, in stock-based compensation expense which was recorded as SG&A expenses with the offset to capital in excess of par value.
The Company did not issue any shares of common stock during the quarters ended March 28, 2010 and March 29, 2009, as a result of the exercise of stock options.

Review of Year-To-Date Fiscal Year 2010 compared to Year-To-Date Fiscal Year 2009
The following table sets forth the income (loss) from continuing operations components for each of the Company’s business segments for the year-to-date periods ended March 28, 2010 and March 29, 2009. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Nine-Months Ended
	March 28, 2010		March 29, 2009

		% to Total		% to Total	% Change
Net sales
Polyester	$321,340	73.1	$302,443	73.1	6.2
Nylon	118,453	26.9	111,387	26.9	6.3

Total	$439,793	100.0	$413,830	100.0	6.3

		% to Sales		% to Sales

Gross profit
Polyester	$38,154	8.7	$8,298	2.0	359.8
Nylon	15,098	3.4	7,811	1.9	93.3

Total	53,252	12.1	16,109	3.9	230.6

Restructuring charges
Polyester	254	—	220	0.1	15.5
Nylon	—	—	73	—	—

Total	254	—	293	0.1	13.3

Goodwill impairment
Polyester	—	—	18,580	4.5	—
Nylon	—	—	—	—	—

Total	—	—	18,580	4.5	—

Write down of long-lived assets
Polyester	100	—	—	—	—
Nylon	—	—	—	—	—

Total	100	—	—	—	—

Selling, general and administrative expenses
Polyester	27,291	6.2	23,248	5.6	17.4
Nylon	7,277	1.7	6,108	1.5	19.1

Total	34,568	7.9	29,356	7.1	17.8

Provision (benefit) for bad debts	(93)	—	1,794	0.4	(105.2)
Other operating (income) expense, net	(542)	(0.1)	(5,862)	(1.4)	(90.8)
Write down of investment in unconsolidated affiliate	—	—	1,483	0.4	—
Non-operating (income) expense, net	8,156	1.8	10,874	2.6	(25.0)

Income (loss) from continuing operations before income taxes	10,809	2.5	(40,409)	(9.8)	(126.7)
Provision for income taxes	5,596	1.3	2,398	0.5	133.4

Income (loss) from continuing operations	5,213	1.2	(42,807)	(10.3)	(112.2)
Income from discontinued operations, net of tax	—	—	67	—	—

Net income (loss)	$5,213	1.2	$(42,740)	(10.3)	(112.2)

As reflected in the tables above, the Company recognized $10.8 million of income from continuing operations before income taxes for the year-to-date period ended March 28, 2010 which was a $51.2 million increase over the same prior year-to-date period. The increase in income from continuing operations before income taxes was primarily attributable to increased conversion in both the domestic and Brazilian operations as well as decreased converting costs. These favorable impacts were partially offset by increases in SG&A expenses and decreases in other operating income as well as the elimination of a prior year impairment charge of $18.6 million related to goodwill associated with the acquisition of Dillon.
Consolidated net sales increased by $26.0 million, or 6.3% for the year-to-date period ended March 28, 2010 compared to the same prior year-to-date period. Consolidated unit sales volumes increased by 12.6% for the current year-to-date period ended March 28, 2010 primarily from improvements in both the domestic and Brazilian markets. The weighted-average selling price on a consolidated basis for the same period decreased by 6.4% over the same prior year-to-date period. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Consolidated conversion dollars improved as a result of higher volumes from share gains and market improvements. This gain was mitigated by the impact of rising average raw material prices in the year-to-dates periods ended December 27, 2009 and March 28, 2010.
Consolidated gross profit increased by $37.1 million to $53.3 million for the year-to-date period ended March 28, 2010 as compared to the same prior year-to-date period. This increase in gross profit was primarily attributable to improved conversion of 9.0% on a per unit basis as the Company recovered previously lost margins resulting from significantly higher raw material cost in the same prior year-to-date period and decreased manufacturing costs of 18.1% on a per unit basis. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Goodwill Impairment
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
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased by $5.2 million, or 17.8%, during the year-to-date period ended March 28, 2010 as compared to the same prior year-to-date period. The increase in SG&A was primarily a result of increases of $2.9 million in fringe benefits, $1.3 million in non-cash deferred compensation costs, $0.8 million related to UTSC, $0.5 million related to the Brazilian currency exchange rate, $0.2 million related to UCA startup expenses, $0.2 million in sales and service fees, and $0.1 million in PVA marketing costs offset by decreases of $0.5 million in professional fees and tax outsourcing expenses and decreases of $0.3 million in depreciation expense.

Other Operating (Income) Expense, Net
Other operating (income) expense, net decreased from $5.9 million of income for the year-to-date period ended March 29, 2009 to $0.5 million of income in the year-to-date period ended March 28, 2010. On September 29, 2008, the Company entered into an agreement to sell certain real property and related assets located in Yadkinville, North Carolina for $7.0 million. On December 19, 2008, the Company completed the sale which resulted in net proceeds of $6.6 million and a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009. During the third quarter of fiscal year 2010, the Company received $1.4 million from the sale of nitrogen credits related to the Kinston sales agreement as discussed in “Footnote 12 – Assets Held for Sale” of the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, the Company recorded $1.0 million in losses on the disposal of fixed assets.
The following table shows the components of other operating (income) expense, net (amounts in thousands):

	For the Nine-Months Ended
	March 28,	March 29,
	2010	2009

(Gain) loss on sale or disposal of fixed assets	$953	$(5,865)
Currency gains	(59)	(22)
Gain from sale of nitrogen credits	(1,400)	—
Other, net	(36)	25

Other operating (income) expense, net	$(542)	$(5,862)

Income Taxes
The Company’s income tax provision for the year-to-date period ended March 28, 2010 resulted in tax expense at an effective rate of 51.8% compared to the same prior year-to-date period which resulted in tax expense at an effective rate of 5.9%. The differences between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended March 28, 2010 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized, while operating profit was generated in other taxable jurisdictions. The difference between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended March 29, 2009 was primarily attributable to state income tax benefits, foreign income taxed at rates less than the U.S. statutory rate and an increase in the valuation allowance.
Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance increased by $1.5 million in the year-to-date period ended March 28, 2010 compared to an increase of $17.2 million in the same prior year-to-date period. The net increase in the valuation allowance for the year-to-date period ended March 28, 2010 primarily consists of a $2.0 million increase in the net operating loss generated in the period, and a decrease of $0.5 million related to other temporary differences.
The Company believes it is reasonably possible that unrecognized tax benefits will decrease by approximately $1.2 million by the end of fiscal year 2010 as a result of expiring tax credit carry forwards.
The Company has elected to classify interest and penalties recognized as income tax expense. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal year 2009 or during the quarter or year-to-date periods ended March 28, 2010.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2009, for non-U.S. income taxes for tax years 2001 through 2009, and for state and local income taxes for fiscal years 2001 through 2009.
Polyester Operations
Consolidated polyester unit volumes increased by 13.6% for the year-to-date period ended March 28, 2010, while weighted-average net selling prices decreased by 7.4% as compared to the same prior year-to-date period. Net sales for the polyester segment for the year-to-date period ended March 28, 2010 increased by $18.9 million, or 6.2%, as compared to the same period in the prior year. The Company’s China subsidiary, UTSC, reported $10.9 million in net sales for its sales office for the year-to-date period ended March 28, 2010 compared to $0.8 million for the prior year-to-date period.
Domestically, polyester net sales decreased by $6.2 million for the year-to-date period ended March 28, 2010, or 2.8%, as compared to the same prior year-to-date period. Domestic sales volume increased by 7.2% while weighted-average unit prices decreased by 10.0% as compared to the same prior year-to-date period. The decrease in domestic weighted-average selling prices for the year-to-date period ended March 28, 2010 was driven by a change in sales mix.
The Company’s Brazilian polyester net sales increased by $14.1 million for the year-to-date period ended March 28, 2010, or 17.3% as compared to the prior year-to-date period of which $8.3 million is related to the currency exchange impact of the strengthening Brazilian real to the U.S. dollar. Brazilian polyester sales volumes increased by 13.1%. On a local currency basis, the subsidiary experienced an overall decline of 6.3% in sales prices on a per unit basis due to local competition in the Brazilian market.
Gross profit for the consolidated polyester segment increased by $29.9 million for the year-to-date period ended March 28, 2010 over the same prior year-to-date period. On a per unit basis, gross profit increased by 304.7% as compared to the same prior year-to-date period. Polyester conversion dollars improved on a per unit basis by 11.7% compared to the same period of the prior year. Per unit manufacturing costs decreased by 19.5% which consisted of decreased per unit variable manufacturing costs of 26.0% and increased per unit fixed manufacturing costs of 0.3%, as discussed further below.
Domestic gross profit increased by $17.5 million for the year-to-date period ended March 28, 2010 over the same prior year-to-date period primarily as a result of improved conversion and lower manufacturing costs. The domestic polyester conversion increased by $9.7 million and, on a per unit basis, conversion increased by 6.2%. Variable manufacturing costs decreased by $3.1 million, or 12.2%, on a per unit basis as a result of cost savings initiatives. Fixed manufacturing costs also declined by $4.8 million as compared to the same prior year-to-date period or 32.5% on a per unit basis primarily due to decreases in depreciation expense, manufacturing expense projects, and property tax expense, coupled with higher sales volumes.
On a local currency basis, gross profit on a per unit basis for the Company’s Brazilian operation increased R$21.2 million, or 103.3% for the year-to-date period ended March 28, 2010 over the same prior year-to-date period. This improvement is primarily attributable to an improvement in conversion of 38.4% on a per unit basis which is mainly driven by declines in per unit raw material costs of 21.4% due to currency exchange as discussed previously. On a U.S. dollar and per unit basis, gross profit increased by $11.9 million, or 107.1%, respectively.
SG&A expenses for the year-to-date period ended March 28, 2010 were $27.3 million compared to $23.2 million for the same period in the prior year. The polyester segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the polyester foreign subsidiaries. See the “Selling, General, and Administrative Expenses” section included in the consolidated year-to-date discussion above for further detail.

Nylon Operations
Consolidated nylon unit volumes increased by 5.7% in the year-to-date period ended March 28, 2010 compared to the same prior year-to-date period while weighted-average selling prices increased by 0.6%. Net sales for the nylon segment increased by $7.1 million for the year-to-date period ended March 28, 2010, or 6.3% as compared to the same prior year-to-date period. The increase in nylon net sales for the year-to-date period was primarily due to greater demand for its nylon products compared to the same period last year. The increase in the average selling price was due to a shift in the mix of products sold.
Gross profit for the nylon segment increased by $7.3 million, or 93.3%, in the year-to-date period ended March 28, 2010 compared to the same prior year-to-date period. The nylon segment experienced an increase in conversion of $5.8 million, or an increase of 7.6% on a per unit basis. Manufacturing costs decreased by $1.5 million for the year-to-date period ended March 28, 2010 as compared to the same period of the prior year primarily due to a decrease in depreciation expense and, on a per unit basis, costs decreased by 9.6% due to higher sales volumes and increased manufacturing efficiencies through process improvements.
SG&A expenses for the year-to-date period ended March 28, 2010 were $7.3 million compared to $6.1 million for the same prior year-to-date period. The nylon segment’s SG&A expenses consist of domestic SG&A costs which are allocated to each segment on a basis that is determined at the beginning of every fiscal year using budgeted cost drivers plus the SG&A expenses of the nylon foreign subsidiaries. See the “Selling, General, and Administrative Expenses” section included in the consolidated year-to-date discussion above for further detail.
Corporate
On October 29, 2008, the shareholders of the Company approved the 2008 Long-Term Incentive Plan. The 2008 Long-Term Incentive Plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including ISO, NQSO and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant. During the same quarter, the Committee of the Board authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain employees. The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6.00 per share for thirty consecutive trading days. The exercise price is $4.16 per share which is equal to the market price of the Company’s stock on the grant date. The Company used a Monte Carlo stock option model to estimate the fair value of $2.49 per share and the derived vesting period of 1.2 years.
During the first quarter of fiscal year 2010, the Committee authorized the issuance of 1,700,000 stock options from the 2008 Long-Term Incentive Plan to certain employees and certain members of the Board. The stock options vest ratably over a three year period and have 10-year contractual terms. The Company used the Black-Scholes model to estimate the fair values of the options granted. See “Footnote 11 – Stock-Based Compensation” for a table of the number of shares granted and the related assumptions used in the valuation of these awards.
The Company incurred $1.8 million and $1.0 million for the year-to-date period of fiscal years 2010 and 2009, respectively, in stock-based compensation expense which was recorded as SG&A expenses with the offset to capital in excess of par value.
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
In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditure projects as follows:
•
Capital Expenditures. During the first nine months of fiscal year 2010, the Company spent $8.0 million on capital expenditures compared to $10.9 million during the same period in fiscal year 2009. The Company estimates its fiscal year 2010 capital expenditures will be within a range of $12.0 million to $14.0 million, excluding the Company’s new facility in Central America. From time to time, the Company may have restricted cash from the sale of certain nonproductive assets reserved for domestic capital expenditures in accordance with its long-term borrowing agreements. As of March 28, 2010, the Company had no restricted cash funds that were required to be used for domestic capital expenditures. The Company’s capital expenditures primarily relate to maintenance of existing assets and equipment and technology upgrades. Management continuously evaluates opportunities to further reduce production costs or increase product flexibility or capability, and the Company may incur additional capital expenditures from time to time as it pursues new opportunities, such as a capital project to vertically integrate one-step backwards into the production of 100% recycled chip from post industrial waste and post consumer flake.

•
Joint Venture Investments. During the first nine months of fiscal year 2010, the Company received $1.6 million in dividend distributions from its joint ventures. Although historically over the past five years the Company has received distributions from certain of its joint ventures, there is no guarantee that it will continue to receive distributions in the future. The Company may from time to time increase its interest, sell, or transfer idle equipment to its joint ventures. The Company may also from time-to-time evaluate investments in new related or unrelated joint ventures.

The Company’s initial investment in UNF America was fifty thousand dollars paid in the second quarter of fiscal year 2010. In addition, during the second quarter fiscal year 2010, the Company loaned UNF America $0.5 million for working capital. The loan carries interest at LIBOR plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members.

In April 2010, one of the Company’s wholly-owed foreign subsidiaries entered into an agreement to form a new joint venture. The joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union. The Company received a 40% ownership interest in the joint venture for its contribution of $4.0 million.

•
Investments. The Company has established a wholly-owned base of operations in Central America. The total investment is expected to be less than $10.0 million. The Company began selling U.S. products during the third quarter of fiscal year 2010 and expects to be manufacturing to its capacity by the end of December 2010.

As discussed below in “Long-Term Debt”, the Company’s Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the Company’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of March 28, 2010, the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore subjected to these restrictions. These restrictions will likely apply in future quarters until such time as the Company’s financial performance improves.

Cash Provided by Continuing Operations
The following table summarizes the net cash provided by continuing operations:

	For the Nine-Months Ended
	March 28, 2010	March 29, 2009
	(Amounts in millions)
Cash provided by continuing operations
Cash Receipts:
Receipts from customers	$435.0	$437.2
Receipt from the sale of nitrogen credits	1.4	—
Dividends from unconsolidated affiliates	1.6	2.9
Cash Payments:
Payments to suppliers and other operating cost	325.6	344.4
Payments for salaries, wages, and benefits	76.4	76.1
Payments for interest, net	8.4	9.1
Payments for restructuring and severance	1.1	2.6
Payments for taxes	5.4	2.9
Other	0.3	0.4

Cash provided by continuing operations	$20.8	$4.6

The discussion below compares cash provided by continuing operations for the year-to-date period ended March 28, 2010 to the same year-to-date period for fiscal year 2009. Cash received from customers decreased from $437.2 million to $435.0 million due to an increase in accounts receivable. Payments to suppliers and for other operating costs decreased from $344.4 million to $325.6 million primarily as a result of decreased costs and increases in accounts payable and accruals. Salary, wage and benefit payments increased from $76.1 million to $76.4 million as a result of increased fringes benefits offset by a reduced workforce. Taxes paid by the Company increased from $2.9 million to $5.4 million primarily as a result of an increase in tax liabilities related to the Company’s Brazilian subsidiary. Cash paid for interest, net of interest proceeds decreased from $9.1 million to $8.4 million due to the reduction in the Company’s long-term debt. The Company received cash dividends of $1.6 million and $2.9 million from PAL for the nine-month periods ended March 28, 2010 and March 29, 2009, respectively. In addition, the Company received $1.4 million in cash from the sale of nitrogen credits.
On a U.S. dollar basis, working capital increased from $175.8 million at June 28, 2009 to $191.6 million at March 28, 2010 due to increases in inventories of $16.6 million, increases in cash and cash equivalents of $9.8 million, increases in accounts receivable of $7.0 million, decreases in current maturities of long-term debt and other current liabilities of $4.7 million, and increases in deferred income tax assets of $0.5 million offset by increases in accounts payable of $7.8 million, increases in accrued expenses of $7.7 million, decreases in restricted cash of $4.6 million, decreases in assets held for sale of $1.4 million, decreases in other current assets of $0.9 million, and increases in income taxes payable of $0.4 million. The working capital current ratio was 4.2 at March 28, 2010 and 4.6 at June 28, 2009.

Cash Used In Investing Activities and Financing Activities
The Company utilized $1.6 million in net investing activities and $11.6 million in net financing activities during the year-to-date period ended March 28, 2010. The primary cash expenditures for investing and financing activities during the current period included $8.0 million in capital expenditures, $6.2 million for payments of debt, $5.0 million in purchase of the Company’s stock, $0.6 million in acquisition costs, $0.4 in other financing activities and $0.2 million in split dollar life insurance premiums offset by $5.8 million decrease in restricted cash and $1.4 million in proceeds from the sale of capital assets.
The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control. The Company may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to the Company under its amended revolving credit facility (“Amended Credit Agreement”) in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of its existing and future indebtedness, including its 11.5% senior secured notes (the “2014 notes”) which mature on May 15, 2014 and its Amended Credit Agreement, may limit its ability to pursue any of these alternatives. The 2014 notes indenture allows the Company to incur additional indebtedness if the Company’s trailing twelve month consolidated world-wide fixed charge coverage ratio exceeds 2.0 to 1.0 after giving effect to such indebtedness on a pro forma basis. As of March 28, 2010, the Company had a consolidated fixed charge coverage ratio in excess of 2.0 to 1.0 and could therefore incur additional indebtedness. See “Item 1A—Risk Factors—The Company will require a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition of its customers and the operating performance of joint ventures, alliances and other equity investments.
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
Note Repurchases from Sources Other than Sales of Collateral and Non-Collateral. Beginning May 15, 2010 and May 15, 2011, the Company has the option to redeem the 2014 notes at redemption prices of 105.750% and 102.875% of par value, respectively. Thereafter, the 2014 notes may be redeemed at par value. The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them. Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. See “Long-term Debt” for further discussion of the 2014 notes.
The preceding description is qualified in its entirety by reference to the indenture and the 2014 notes which are listed on the Exhibit Index of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.
Stock Repurchases. On November 25, 2009, the Company agreed to purchase 1,885,000 shares of its common stock at a purchase price of $2.65 per share from Invemed Catalyst Fund, L.P. (based on an approximately 10% discount to the closing price of the common stock on November 24, 2009). The purchase of the shares pursuant to the transaction was not pursuant to the repurchase plan as discussed in “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” included in Part II of this Quarterly Report on Form 10-Q and does not reduce the remaining authority thereunder. The transaction closed on November 30, 2009 at a total purchase price of $5.0 million.
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
Contingencies. The Company is aware of certain claims and potential claims against it for the alleged use of non-compliant “Berry Amendment” nylon POY in yarns that the Company sold which may have ultimately been used to manufacture certain U.S. military garments (the “Military Claims”). At this time, the Company does not believe it has adequate information to estimate the amount of any potential liabilities for any Military Claims.
Long-Term Debt
On May 26, 2006, the Company issued $190 million of 2014 notes. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its Amended Credit Agreement as discussed below. The assets include but are not limited to, property, plant and equipment, domestic capital stock and some foreign capital stock. Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, at March 28, 2010 was approximately $183.2 million.
Through March 28, 2010, the Company sold property, plant and equipment secured by first-priority liens in an aggregate amount of $26.1 million. In accordance with the 2014 notes collateral documents and the indenture, the proceeds from the sale of the property, plant and equipment (First Priority Collateral) were deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. Through March 28, 2010, the Company had utilized all $26.1 million to purchase qualifying assets, leaving no funds remaining in the First Priority Collateral Account.
Concurrently with the issuance of the 2014 notes, the Company amended its senior secured asset-based revolving credit facility to provide for a $100 million revolving borrowing base to extend its maturity to May 2011, and revise some of its other terms and covenants. The Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the 2014 notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.
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
As of March 28, 2010, under the terms of the Amended Credit Agreement, the Company had no outstanding borrowings and a borrowing availability of $71.3 million.
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

The Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month domestic fixed charge coverage ratio that restricts the Company’s ability to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of March 28, 2010 the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore subjected to these restrictions. These restrictions will likely apply in future quarters until such time as the Company’s financial performance improves.
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
Unifi do Brazil received loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans had a 2.5% origination fee and bear an effective interest rate equal to 50% of the Brazilian inflation rate, which was 0.9% on March 28, 2010. The loans are collateralized by a performance bond letter issued by a Brazilian bank, which secures the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil made certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earn interest at a rate equal to approximately 100% of the Brazilian prime interest rate which was 8.8% as of March 28, 2010. The ability to make new borrowings under the tax incentive program ended in May 2008. As of March 28, 2010 Unifi do Brazil had $1.8 million of outstanding deposits and loans recorded on its balance sheet.
The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its Amended Credit Agreement, will be adequate to fund anticipated capital and other expenditures and to satisfy its working capital requirements for at least the next twelve months.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. On June 30, 2009 the FASB issued its first Accounting Standard Update (“ASU”) No. 2009-01 “Topic 105 – Generally Accepted Accounting Principles amendments based on No. 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Accounting Standards Codification (“ASC”) 105-10 establishes a single source of GAAP which is to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the ASC. The Securities and Exchange Commission (“SEC”) also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. The ASC superseded all existing non-SEC accounting and reporting standards. All non-grandfathered accounting literature not included in the ASC will be considered non-authoritative.

Effective June 29, 2009, the Company adopted ASC 805-20, “Business Combinations – Identifiable Assets, Liabilities and Any Non-Controlling Interest” (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 which requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The adoption of this guidance had no material effect on the Company’s financial statements.
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
In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”. ASU 2010-02 clarifies Topic 810 implementation issues relating to a decrease in ownership of a subsidiary that is a business or non-profit activity. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). This update is effective for the Company’s interim period ended December 27, 2009. The adoption of ASU No. 2010-02 did not have a material impact on the Company’s consolidated financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This ASU provides amendments to Topic 820 which requires new disclosures related to assets measured at fair value. In addition, this ASU includes amendments to the guidance on employers’ disclosures related to the classification of postretirement benefit plan assets and the related fair value measurement of those classifications. This update was effective December 15, 2009. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial position or results of operations.
Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements
Forward-looking statements are those that do not relate solely to historical fact. These forward-looking statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe”, “anticipate”, “expect”, “estimate”, “intend”, “project”, “plan”, “will”, or words or phrases of similar meaning. Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties through-out this report as well as those discussed under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. Factors that may cause actual results to differ from expectations include:
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
Currency forward contracts are used to hedge exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed inventory purchases made by its Brazilian subsidiary. Generally up to 5% of these inventory purchases are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. The latest maturities for all outstanding sales and purchase foreign currency forward contracts are July 2010 and April 2010, respectively.
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

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	March 28,	June 28,
	2010	2009
Foreign currency purchase contracts:	Level 2	Level 2
Notional amount	$177	$110
Fair value	179	130

Net gain	$(2)	$(20)

Foreign currency sales contracts:
Notional amount	$1,547	$1,121
Fair value	1,587	1,167

Net loss	$(40)	$(46)

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax loss of $61 thousand for the quarter ended March 28, 2010 and a pre-tax gain of $0.1 million for the quarter ended March 29, 2009. For the year-to-date periods ended March 28, 2010 and March 29, 2009, the total impact of foreign currency related items resulted in a pre-tax gain of $59 thousand and $22 thousand, respectively.
The Company’s financial assets include cash and cash equivalents, receivables, net, restricted cash, accounts payable, and notes payable. The cash and cash equivalents, receivables, net, restricted cash, and accounts payable approximate fair value due to their short maturities. The Company calculates the fair value of its 2014 notes based on the traded price of the notes on the latest trade date prior to its period end. These are considered Level 1 inputs in the fair value hierarchy.
The carrying values and approximate fair values of the Company’s financial instruments as of March 28, 2010 and June 28, 2009 were as follows (amounts in thousands):

	March 28, 2010		June 28, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$ 52,496	$ 52,496	$ 42,659	$ 42,659
Receivables, net	84,788	84,788	77,810	77,810
Restricted cash	1,818	1,818	6,930	6,930
Liabilities:
Accounts payable	33,860	33,860	26,050	26,050
Notes payable	178,722	183,190	179,222	112,910
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
Item 4.  Controls and Procedures
As of the end of the March 2010 quarter, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the

Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.   Risk Factors
There have been no material changes in the Company’s risk factors set forth under “Part 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 28, 2009.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and (b) are not applicable.
(c) The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 28, 2010:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of	Paid	Part of Publicly	Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs

12/28/09 – 1/27/10	—	—	—	6,807,241
1/28/10 – 2/27/10	—	—	—	6,807,241
2/28/10 – 3/28/10	—	—	—	6,807,241

Total	—	—	—

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
Item 3.       Defaults Upon Senior Securities
     Not applicable.
Item 4.       [Removed and Reserved.]
     Not applicable.
Item 5.       Other Information
     Not applicable.
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

UNIFI, INC.
Date: May 6, 2010	/s/ RONALD L. SMITH Ronald L. Smith
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer)