Form 10-K
period 2010-06-27
UNIFI INC
filed 2010-09-10
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 1-10542
UNIFI, INC.
(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. Box 19109 – 7201 West Friendly Avenue	27419-9109
Greensboro, NC	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(336) 294-4410
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
As of December 27, 2009, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $157,631,243. The Registrant has no non-voting stock.
As of September 6, 2010, the number of shares of the Registrant’s common stock outstanding was 60,172,300.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 27, 2010, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
     Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries the “Company” or “Unifi”), is a diversified producer and processor of multi-filament polyester and nylon yarns. The Company’s product offerings include specialty and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, furnishings, automotive, industrial and other end-use markets. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products. The Company’s net sales and net income for fiscal year 2010 were $617 million and $10.7 million, respectively.
     The Company uses advanced production processes to manufacture its high-quality yarns cost-effectively. The Company believes that its flexibility and know-how in producing specialty yarns provides important development and commercialization advantages. A significant number of customers, particularly in the apparel market, produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by the North American Free Trade Agreement (“NAFTA”), the United States (“U.S.”)-Dominican Republic-Central American Free Trade Agreement (“CAFTA”), the Caribbean Basin Trade Partnership Act (“CBTPA”) and the Andean Trade Promotion and Drug Eradication Act (“ATPDEA”). These regional trade preference acts and free trade agreements contain rules of origin for synthetic fiber yarns. In order to be eligible for duty-free treatment, fibers such as partially oriented yarn (“POY”) and wholly formed yarns (extruded and spun) must be used to manufacture finished textile and apparel goods within the respective region. The Company has manufacturing operations in North, Central, and South America and participates in joint ventures in Israel and the U.S. In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China.
     The Company also works across the supply chain to develop and commercialize specialty yarns that offer eco-friendly, performance, comfort, aesthetic and other characteristics that enhance demand for its products. In an effort to distinguish its specialty premium value-added products in the marketplace, the Company has developed an extensive product offering of PVA yarns, commercialized under several brand names, including REPREVE®, SORBTEK®, A.M.Y.®, MYNX® UV, REFLEXX®, and AIO®.
Recent Developments
     On October 8, 2009, the Company formed a new joint venture, UNF America, LLC (“UNF America”), with Nilit Ltd. (“Nilit”) for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. The Company’s initial investment in UNF America was $50 thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital. In conjunction with the formation of UNF America, the Company entered into a supply agreement with U.N.F. Industries Ltd. (“UNF”), a pre-existing joint venture, and UNF America whereby the Company is committed to purchase its requirements, subject to certain exceptions, for first quality nylon POY for texturing from UNF or UNF America. Pricing under the contract is re-negotiated every six months and is based on market rates.
     On January 11, 2010, the Company announced that it created Unifi Central America, Ltda. DE C.V. (“UCA”). With a base of operations established in a free-trade zone in El Salvador, UCA will produce yarns that are compliant under the CAFTA and will primarily service customers in the Central American region. The Company began dismantling and relocating polyester twisting and texturing equipment to El Salvador during the third quarter of fiscal year 2010 and expects to complete the relocation during the second quarter of fiscal year 2011. The Company expects to incur approximately $1.6 million in polyester equipment relocation costs of which $0.8 million was incurred during fiscal year 2010. The Company began shipping locally-produced yarn during the fourth quarter of fiscal year 2010.
     During the fourth quarter of fiscal year 2010, the Company announced its plans to invest in the commercialization of recycled PVA products through a capital project related to the backwards supply integration for the Company’s 100% recycled Repreve® product. In February 2010, the Board of Directors approved a plan to expand its production capabilities to include a new state-of-the art recycled chip facility in Yadkinville, North Carolina. This backward integration of the recycle supply chain will provide opportunities for the Company to recycle both post-consumer and post industrial waste back into its Repreve® products. This will allow the Company to improve the availability of recycled raw materials, and significantly increase product capabilities and competitiveness in this growing market segment.

     In April 2010, the Company entered into an agreement to form a new joint venture, Repreve Renewables, LLC (“Repreve Renewables”). This joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as feedstock in the production of renewable fuels or energy in the U.S. and the European Union. The Company received a 40% ownership interest in the joint venture for its contribution of $4 million. In addition, the Company contributed $0.3 million for its share of initial operating capital.
     On May 25, 2010, the Company announced that it was calling for the redemption of $15 million of its 11.5% senior secured notes (“2014 notes”) at a redemption price of 105.75% of the principal amount of the redeemed notes. This redemption was subsequently completed on June 30, 2010 and was financed through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility. As a result, the Company will record in its first quarter of fiscal year 2011 a $1.1 million charge related to the premium paid for the bonds and the retirement of related bond issue costs.
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
     The synthetic filament industry includes petrochemical and raw material producers, polyester and nylon fiber and yarn manufacturers, fabric and product producers, consumer brands and retailers. Product pricing, innovation, quality, support, location and trade regulation compliance are competing and differentiating attributes among synthetic filament yarn producers within the industry. Both product innovation and product quality are particularly important, as product innovation gives customers competitive advantages and product quality provides for improved manufacturing efficiencies.
     Since 1980, global demand for polyester has grown steadily, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of sales worldwide. In calendar year 2009, global polyester consumption accounted for an estimated 46% of global fiber consumption and demand is projected to increase by approximately 4% annually through 2015. In calendar year 2009, global nylon consumption accounted for an estimated 5% of global fiber consumption and demand is projected to increase by approximately 1% annually through 2015. In the U.S., the polyester and nylon fiber sectors together accounted for approximately 55% of the textile consumption during calendar year 2009.
     According to the National Council of Textile Organizations, the U.S. textile market’s total shipments were $48.7 billion for the twelve month period ended November 2009. The industrial and consumer, floor covering, apparel and hosiery, and furnishings markets account for 40%, 35%, 16% and 9% of total production, respectively. The industry has increased productivity by 50% over the last ten years and ranks second among all industrial sectors within the U.S. in productivity increases. During 2004 to 2008, the U.S. textile and apparel industry spent approximately $11 billion in capital expenditures, making it one of the most modern and productive textile sectors in the world. During calendar year 2009, the U.S. textile and apparel industry employed approximately 420,000 people and exported more than $10 billion, making the U.S. the third largest exporter of textile products in the world.
Rules of Origin
     Government legislation commonly referred to as the Berry Amendment generally requires the U.S. Department of Defense to purchase textile and apparel articles which are manufactured in the U.S. of yarns and fibers produced in the United States. The American Recovery and Reinvestment Act passed on February 13, 2009 contained a similar provision, referred to as the Kissell Amendment, that generally requires the U.S. Department of Homeland Security’s Transportation Security Administration and the U.S. Coast Guard to buy textile and apparel products made in the U.S.
     The Company believes the requirements of the rules of origin and the associated duty-free cost advantages in the regional free trade agreements (“FTA”), such as NAFTA and CAFTA, together with the Berry and Kissell Amendments, and the growing need for quick response and inventory turns, ensures that a significant portion of the textile industry will remain based in the America regions. The Company also believes the future success of its current business model will be based on the success of the free trade markets and its ability to: increase its sales of PVA yarns; implement cost saving strategies; pass on raw material price increases to its customers and strategically penetrate growth markets, such as China, Central America, and Brazil.
     General economic conditions, such as raw material prices, interest rates, currency exchange rates and inflation rates that exist in different countries have a significant impact on competitiveness, as do various country-to-country trade agreements and restrictions. See “Item 1A—Risk Factors—The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products” for a further discussion.
Trade Regulation
     Imports from Asia have gained significant share over the last several years as a result of lower wages, lower raw material and capital costs, unfair trade practices and favorable currency exchange rates against the U.S. dollar. Imports of foreign textile and apparel products are a considerable source of competition for the Company, particularly in the apparel and hosiery market segments. Although global apparel imports represent a significant percentage of the U.S. market, regional trade agreements, which allow duty free advantages for apparel made from regional fibers, yarns and fabrics, allow the Company opportunities to participate in the growing market.
     The extent of import protection afforded by the U.S. government to domestic textile producers has been subject to considerable domestic political deliberation and foreign considerations. Under the multilateral trading rules established by the World Trade Organization (“WTO”), all textile and apparel quotas were eliminated as of January 1, 2005. During calendar year 2005, textile and apparel imports from China surged, primarily gaining share from other Asian importing countries. To that end, the U.S. government imposed temporary safeguard quotas on various categories of Chinese-made products, citing “market disruption.” These safeguard quotas remained in effect until December 31, 2008. Since the beginning of 2009, the share of trade from the regional trade areas has remained relatively stable and the Company is optimistic about the prospects of future stability and potential growth. During the last 12 months, approximately 27 companies have announced investments in North America for plant expansions in the textile and apparel sector.
     Although quotas on textiles and apparel imports were eliminated after December 31, 2008, tariffs on imported products remain in effect. A seven-year effort under the WTO Doha Round to establish further tariff liberalization was delayed in August 2008 due to a breakdown in agricultural negotiations between developed and emerging economies. Further Doha rounds are under consideration, however, major obstacles remain in the global trade talks and little progress is expected in the near term.
     NAFTA is a FTA between the U.S., Canada and Mexico that became effective on January 1, 1994 and has created the world’s largest free trade region. The agreement contains safeguards sought by the U.S. textile industry, including certain rules of origin for textile and apparel products that must be met for these products to receive duty-free benefits under NAFTA. In general, textile and apparel products must be produced from yarns and fabrics made in the NAFTA region, and all subsequent processing must occur in the NAFTA region to receive duty-free treatment.
     In 2000, the U.S. passed the CBTPA, amended by the Trade Act of 2002, which allows apparel products manufactured in the Caribbean region using yarns or fabric produced in the U.S. to be imported into the U.S. duty and quota free. Also in 2000, the U.S. passed the African Growth and Opportunity Act (“AGOA”), which was amended by the Trade Act of 2002, which allows apparel products manufactured in the sub-Saharan African region using yarns and fabrics produced in the U.S. to be imported into the U.S. duty and quota free. The CBTPA continues in effect until September 30, 2020 and the AGOA is in effect through 2015.
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
     The ATPDEA passed on August 6, 2002, effectively granting participating Andean countries favorable trade terms similar to those of the other regional trade preference programs. Under the ATPDEA, apparel manufactured in Bolivia,

Colombia, Ecuador and Peru using yarns and fabric produced in the U.S., or in these four Andean countries, could be imported into the U.S. duty and quota free through December 31, 2006. A temporary extension of the ATPDEA was granted to coincide with the ongoing FTA negotiations with several of these Andean nations. The U.S.-Peru Trade Promotion Agreement, signed on April 12, 2006, and FTA’s with Colombia and Panama awaiting Congressional action also follow, for the most part, the same yarn forward rules of origin for textile and apparel products as NAFTA.
     Trade preferences were approved by Congress in May, 2010 for Haiti’s textile industry as part of the earthquake relief effort. The measure allows duty free entry for some apparel items that do not contain US yarns and fibers; however, the act did take into account certain important apparel categories from the perspective of the US textile industry. Additionally, the Company operates under FTA’s with Australia, Bahrain, Chile, Israel, Jordan, Morocco, Oman and Singapore. The U.S.-Korea FTA (“Korea FTA”), negotiated under the Bush Administration, has not yet been enacted and it has been speculated that it will not be enacted until automotive issues and other controversial items are resolved in future negotiations. The current Administration has begun negotiations for the eight-nation TransPacific Partnership Agreement (“TPP”); however, the first few rounds have only focused on the preliminary framework of the agreement. See “Item 1A—Risk Factors—Changes in trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect in its business, net sales and profitability” for more information.
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
     On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston, North Carolina (“Kinston”) from Invista S.a.r.l. (“INVISTA”). The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the United States Environmental Protection Agency (“EPA”) and North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with the conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remedied by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR with respect to this site will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Products
     The Company manufactures polyester related products in the U.S., El Salvador and Brazil and nylon yarns in the U.S. and Colombia for a wide range of end-uses. In addition, the Company purchases fully drawn yarn (“FDY”) and certain drawn textured yarns (“DTY”) for resale to its customers. The combined polyester segment represented approximately 73%, 72%, and 74% of consolidated sales for fiscal years 2010, 2009 and 2008, respectively, and the nylon segment represented approximately 27%, 28%, and 26% of consolidated sales, respectively. The Company processes and sells POY, as well as high-volume commodity, specialty and PVA yarns, domestically and internationally, with PVA yarns making up approximately 15% of consolidated sales.
     Polyester POY is used to make polyester yarn. Polyester yarn products include textured, solution and package dyed, twisted and beamed yarns. The Company sells its polyester yarns to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial, military, medical and other end-uses. Nylon products include textured, solution dyed and covered spandex products, which the Company sells to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-uses.
     In addition to producing high-volume commodity yarns, the Company develops, manufactures and commercializes specialty yarns that provide performance, comfort, aesthetic and other advantages to fabrics and garments. The Company continues to expand the Repreve® family of recycled fibers, which now includes more than nine different recycled product options. These product options include filament polyester (available as 100% hybrid (post-industrial and post-consumer) blend or 100% post-consumer), filament nylon 6.6, staple polyester and recycled performance fibers. The Company’s recycled performance fibers are manufactured to provide performance and/or functional properties to fabrics and end products such as flame retardation, moisture wicking, and performance stretch. The Company’s branded portion of its yarn portfolio continues to grow to provide product differentiation to brands, retailers and consumers. These branded yarn products include:
•
Repreve®, a family of eco-friendly yarns made from recycled materials. Since introduced in August 2006, Repreve® has been the Company’s most successful branded product. Repreve® can be found in well-known brands and retailers including the Wal-Mart’s Starter and George brands, North Face, Patagonia, REI, LL Bean, AllSteel, Hon, Steelcase, Perry Ellis, Blue Avocado, H&M, Sears, Macy’s and Kohl’s.

•
aio® all-in-one performance yarns combine multiple performance properties into a single yarn. aio® has been very successful with brands, such as Reebok and Champion, and retailers including Costco (Kirkland brand), and Target (C9 brand). In addition, aio® yarns are used by brands MJ Soffe and New Balance for several U.S. military apparel products.

•
Sorbtek®, a permanent moisture management yarn primarily used in performance base layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items. Sorbtek® can be found in many well-known apparel brands, including Reebok and Asics, and is also used by MJ Soffe and New Balance for the U.S. military.

•	A.M.Y. ®, a yarn with permanent antimicrobial properties for odor control. A.M.Y.® is being used by Reebok in its NFL Equipment line, Champion, and MJ Soffe and New Balance for the U.S. military.

•	Mynx® UV, an ultraviolet protective yarn. Mynx® UV can be found in Patagonia and Terry Cycling.

•
Reflexx®, a family of stretch yarns that can be found in a wide array of end-use applications from home furnishings to performance wear and from hosiery and socks to workwear and denim. Reflexx® can be found in many products including those used by the U.S. military.

     For fiscal years 2010, 2009, and 2008, the Company incurred $6 million, $4.9 million, and $4.2 million of expense, respectively, for its branding, marketing, commercialization and research and development activities.
Sales and Marketing
     The Company employs a sales force of approximately 40 persons operating out of sales offices in the U.S., Brazil, China, El Salvador and Colombia. The Company relies on independent sales agents for sales in several other countries. The Company seeks to create strong customer relationships and continually seeks ways to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, the Company has created significant pull-through sales and brand recognition for its products. For example, the Company works with brands and retailers to educate and create demand for its value-added products. The Company then works with key fabric mill partners to develop specific fabric for those brands and retailers utilizing its PVA products. Based on the results of many commercial and branded programs, this strategy has proven to be successful for the Company.
Customers
     The Company sells its polyester yarns to approximately 1,000 customers and its nylon yarns to approximately 200 customers in a variety of geographic markets. Products are generally sold on an order-by-order basis for both the polyester and nylon segments. Yarn is manufactured based upon product specifications and shipped based upon customer order requirements.
     Customer payment terms are generally consistent for both the polyester and nylon reporting segments and are usually based on prevailing industry practices for the sale of yarn domestically or internationally. In certain cases, payment terms are subject to further negotiation between the Company and individual customers based on specific circumstances impacting the customer and may include the extension of payment terms or negotiation of situation specific payment plans. The Company does not believe that any such deviations from normal payment terms are significant to either of its reporting segments or the Company taken as a whole. See “Item 1A—Risk Factors—The Company’s business could be negatively impacted by the financial condition of its customers” for more information.
     In fiscal year 2010, the Company had sales to Hanesbrands, Inc. (“HBI”) of approximately $60 million which represented 9.8% of the Company’s consolidated net sales. The Company’s sales to HBI were primarily related to the nylon segment. The Company and HBI established a new long-term supply contract that was finalized in the second quarter of fiscal year 2010.
Manufacturing
     The Company produces polyester POY for its commodity, specialty and PVA yarns in its polyester spinning facility located in Yadkinville, North Carolina. The spinning process involves an extrusion of molten polymer from polyester polymer beads (“Chip”) into polyester POY. The molten polymer is extruded through spinnerettes to form continuous multi-filament raw yarn. The Company purchases Chip from external suppliers for use in its spinning facility. The Company also purchases much of its commodity polyester POY from external suppliers for use in its texturing operations. The Company also purchases nylon POY and other yarns from two joint ventures and other external suppliers for use in its nylon texturing and covering operations.
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
     As discussed in “Recent Developments”, the Company plans to increase its investment in the commercialization of recycled PVA products by investing approximately $8 million in capital projects for a new recycle chip facility in Yadkinville, North Carolina. This facility will allow the Company to improve the availability of recycled raw materials and significantly increase product capabilities and competitiveness in this growing segment and is expected to be operational in February 2011.
     The Company works closely with its customers to develop yarns using a research and development staff that evaluates trends and uses the latest technology to create innovative specialty and PVA yarns reflecting current consumer preferences.

Suppliers and Sourcing
     The primary raw material suppliers for the polyester segment are NanYa Plastics Corp. of America (“NanYa”) for Chip and POY and Reliance Industries, Ltd (“Reliance”) for POY. The primary suppliers of nylon POY to the nylon segment are HN Fibers, Ltd., UNF, INVISTA, Universal Premier Fibers, LLC, UNF America, and Nilit US (formerly Nylstar). UNF and UNF America are 50/50 joint ventures between the Company and Nilit. UNF produces nylon POY at Nilit’s manufacturing facility in Migdal Ha—Emek, Israel. UNF America produces nylon POY in Ridgeway, Virginia. The nylon POY production is being utilized in the domestic nylon texturing operations. Although the Company does not generally have difficulty in obtaining raw nylon POY or raw polyester POY, the Company has in the past and may in the future experience interruptions or limitations in the supply of Chip and other raw materials used to manufacture polyester POY, which could materially and adversely affect its operations. See “Item 1A—Risk Factors—The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer” for a further discussion.
     The Company also purchases certain nylon and polyester products for resale in the U.S., Brazil, and China. The domestic resale product suppliers include NanYa, Universal Premier Fibers, LLC, Qingdao Bangyuan Industries Company Ltd, Nilit, and Ashahi Kasei Spandex America, Inc. The Company’s Brazilian operation purchases resale products primarily from PT Polysindo EKA Perkasa, Formosa Chemicals and Fibre Corporation, Formosa Industries Corporation, Alok Industries, Ltd. and Reliance. The Company’s China subsidiary primarily purchases its resale products from an affiliate of Sinopec Yizheng Chemical Fiber Co., Ltd (“YCFC”), its former joint venture partner.
Joint Ventures and Other Equity Investments
     The Company participates in joint ventures in Israel and the U.S. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Joint Ventures and Other Equity Investments” included elsewhere in this Annual Report on Form 10-K for a more detailed description of its joint ventures.
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
     The polyester segment’s major regional competitors are O’Mara, Inc., and NanYa in the U.S., AKRA, S.A. de C.V. in the NAFTA region, and C S Central America S.A. de C.V. (“CS Central America”) in the CAFTA region. The Company’s major competitors in Brazil are Avanti Industria Comercio Importacao e Exportacao Ltda. and Ledervin Industria e Comercio Ltda. The nylon segment’s major regional competitors are Sapona Manufacturing Company, Inc., and McMichael Mills, Inc. in the U.S. and Worldtex, Inc in the ATPDEA region. See “Item 1A—Risk Factors—The Company faces intense competition from a number of domestic and foreign yarn producers” for a further discussion.
     The Company also competes against a number of foreign competitors that not only sell polyester and nylon yarns in the U.S. and Brazil but also import foreign sourced fabric and apparel into the U.S. and other countries in which the Company does business, which adversely impacts the demand for polyester and nylon yarns in the Company’s markets.
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
     In the apparel market, a significant source of overseas competition comes from textile and apparel manufacturers that operate in lower labor and lower raw materials cost countries such as China. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Several of the foreign competitors to the Company’s current supply chain have significant competitive advantages, including lower wages, raw materials costs, capital costs, and favorable currency exchange rates against the U.S. dollar which could make the Company’s products, or the related supply chains, to be less competitive which may cause its sales and operating results to decline. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on specialty and value-added products where the Company generates higher margins. In recent years, international imports of fabric and finished goods in the U.S. have significantly increased, resulting in a significant reduction in the Company’s customer base. The primary drivers for that growth are lower over-seas operating costs, increased overseas sourcing by U.S. retailers, the entry of China into the free trade markets and the staged elimination of all textile and apparel quotas. In May 2005, the U.S. government imposed safeguard quotas on various categories of Chinese-made products, citing “market disruption.” Following extensive negotiations, the U.S. and China entered into a bilateral agreement in November 2005 resulting in the imposition of quotas on a number of categories of Chinese textile and apparel products which remained in effect until December 31, 2008. As a result of the elimination of these safeguard quotas and the effects of the economic crisis, competition intensified in calendar year 2009, with China taking additional share of the market from regional and Asian countries. However, in calendar year 2010, the apparel import trends point towards a recovery of regional sourcing and the Company expects the region to hold share for the remainder of calendar year 2010.
     The U.S. automotive upholstery market has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive upholstery and the just-in-time delivery requirements. Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide. Nevertheless, North American automotive production declined by approximately 32% during calendar year 2009 due to the U.S. economic downturn and styling changes driven by consumer preferences. However, automotive production trends seen during year-to-date calendar year 2010 point towards a recovery in the automotive market with production during the first half of calendar year 2010 running at 65% to 70% higher compared to the prior year.
Backlog and Seasonality
     The Company generally sells products, including its PVA yarns, on an order-by-order basis for both the polyester and nylon reporting segments. Changes in economic indicators and consumer confidence levels can have a significant impact on retail sales. Deviations between expected sales and actual consumer demand result in significant adjustments to desired inventory levels and, in turn, replenishment orders placed with suppliers. This changing demand ultimately works its way through the supply chain and impacts the Company. As a result, the Company does not track unfilled orders for purposes of determining backlog but will routinely reconfirm or update the status of orders. Consequently, backlog is generally not applicable to the Company, and it does not consider its products to be seasonal.
Intellectual Property
     The Company has 28 U.S. registered trademarks, none of which are material to any of the Company’s reporting segments or its business taken as a whole. The Company licenses certain trademarks, including Dacron® and Softec™ from INVISTA.
Employees
     The Company employs approximately 2,400 employees of whom approximately 2,370 are full-time and approximately 30 are part-time employees. Approximately 1,700 employees are employed in the polyester segment, approximately 600 employees are employed in the nylon segment and approximately 100 employees are employed in its corporate office. While employees of the Company’s foreign operations are generally unionized, none of the domestic employees are currently covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Net Sales and Long-Lived Assets By Geographic Area

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Domestic operations:
Net sales	$458,327	$434,015	$581,400
Total long-lived assets	204,967	209,117	240,547
Brazil operations:
Net sales	$130,199	$113,458	$128,531
Total long-lived assets	22,731	22,454	36,301
Other foreign operations:
Net sales	$28,227	$6,190	$3,415
Total long-lived assets	9,949	3,110	9,820
     On January 11, 2010, the Company announced that it created UCA located in El Salvador. As of June 27, 2010, UCA had $1.6 million in long lived assets and $5.7 million in sales. In December 2008, the Company created Unifi Textiles Suzhou Co., Ltd. (“UTSC”), a wholly-owned Chinese sales and marketing subsidiary. UTSC had sales of $18.4 million and $3 million, respectively, for fiscal years 2010 and 2009. In addition, one of the Company’s other foreign subsidiaries invested in two new joint ventures totaling $4.8 million during fiscal year 2010. See “Footnote 2-Investments in Unconsolidated Affiliates” for further discussion of these new investments.
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
     The Company’s principal sources of liquidity are cash flows generated from operations and borrowings under its revolving credit facility. On September 9, 2010 the Company entered into the First Amendment to the Amended and Restated Credit Agreement which provides for a new revolving credit facility, (the “First Amended Credit Agreement”). The First Amended Credit Agreement amends its former revolving credit facility (“Amended Credit Agreement”). The Company’s ability to make payments on, to refinance its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.
     The business may not generate cash flows from operations, and future borrowings may not be available to the Company under its First Amended Credit Agreement in an amount sufficient to enable the Company to pay its indebtedness and to fund its other liquidity needs. If the Company is not able to generate sufficient cash flow or borrow under its First Amended Credit Agreement for these purposes, the Company may need to refinance or restructure all or a portion of its indebtedness on or before maturity, reduce or delay capital investments or seek to raise additional capital.

The Company may not be able to implement one or more of these alternatives on terms that are acceptable or at all. The terms of its existing or future debt agreements may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flows or to achieve any of these alternatives could materially adversely affect the Company’s financial condition.
     In addition, without such refinancing, the Company could be forced to sell assets to make up for any shortfall in its payment obligations under unfavorable circumstances. The Company’s First Amended Credit Agreement and the Indenture for its 11.5% senior secured notes (“2014 notes”) limit its ability to sell assets and also restrict the use of proceeds from any such sale. Furthermore, the 2014 notes and its First Amended Credit Agreement are secured by substantially all of its assets. Therefore, the Company may not be able to sell its assets quickly enough or for sufficient amounts to enable the Company to meet its debt service obligations.
The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.
     A significant portion of the Company’s raw materials and energy costs are derived from petroleum-based chemicals. The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics including geo-political risks. While the Company enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted feedstock market prices. Therefore, its supply agreements provide only limited protection against price volatility. While the Company has at times in the past matched cost increases with corresponding product price increases, the Company was not always able to immediately raise product prices, and, ultimately, pass on underlying cost increases to its customers. The Company has in the past lost and expects that it will continue to lose, customers to its competitors as a result of any price increases. In addition, its competitors may be able to obtain raw materials at a lower cost due to market regulations. Additional raw material and energy cost increases that the Company is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.
The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products.
     The Company’s industry is highly competitive. The Company competes not only against domestic and foreign yarn producers, but also against importers of foreign sourced fabric and apparel into the U.S. and other countries in which the Company does business. The Company’s major regional competitors are AKRA, S.A. de C.V., CS Central America, O’Mara, Inc., and NanYa, in the polyester yarn segment and Sapona Manufacturing Company, Inc., McMichael Mills, Inc. and Worldtex, Inc. in the nylon yarn segment. The Company’s major competitors in Brazil are Avanti Industria Comercio Importacao e Exportacao Ltda., Polyenka Ltda and Ledervin Industria e Comercio Ltda. The Company anticipates that competitor expansions or new competition within these regions may lead to reduced industry utilization rates that could result in reduced gross profit margins for the Company’s products, which may materially adversely affect its business, financial condition, results of operations or cash flows.
     Related to competitive conditions in Brazil, Petrobras Petroleo Brasileiro S.A. (“Petrobras”), a public oil company controlled by the Brazilian government, announced the construction of a polyester manufacturing complex located in the northeast sector of the country. This new investment in polyester capacity is made by Petrobras through its wholly owned subsidiary, Petrosuape-Companhia Petroquimica de Pernambuco (“Petrosuape”). Petrosuape will produce purified terephthalic acid (“PTA”), polyethylene terephthalate (“PET”) resin, polyester chip, POY and textured polyester. Construction on various phases of the project have commenced. While the Company may actually be a customer of the Petrosuape POY operations, it will most likely be a competitor of the textured polyester operations, which are planned to be approximately twice the capacity of the Company’s Brazilian subsidiary (“Unifi do Brazil”). Petrosuape’s textured polyester operation started limited production in July 2010 and is expected to be in full commercial production by January 2012. Such significant capacity expansion may negatively affect the utilization rate of the synthetic textile filament market in Brazil, thereby potentially impacting the operating results of Unifi do Brazil. Additionally, the use of Petrosuape POY in Unifi do Brazil’s operations would result in it losing certain economic assistance benefits provided to its operations that would have to be made up through pricing concessions from Petrosuape and/or efficiency gains in Unifi do Brazil’s operations. Failure to make up these benefits could have a material adverse effect on Unifi do Brazil’s and/or the Company’s business, financial condition, results of operations or cash flows.

     The importation of garments and fabric from lower wage-based countries and overcapacity throughout the world has resulted in lower net sales, gross profits and net income for the Company’s polyester and nylon segments. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Because the Company, and the supply chain in which the Company operates, do not typically operate on the basis of long-term contracts with textile and apparel customers, these competitive factors could cause the Company’s customers to rapidly shift to other producers. A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor costs, lower raw materials and favorable currency exchange rates against the U.S. dollar. If any of these advantages increase, the Company’s products could become less competitive, and its sales and profits may decrease as a result. In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on value-added products, where the Company continues to generate higher margins. Competitive pressures may also intensify as a result of the elimination of China safeguard measures and the potential elimination of duties. The Company, and the supply chain in which the Company operates, may therefore not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.
An increase of illegal transshipments of textile and apparel goods into the U.S. could have a material adverse effect on the Company’s business.
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
     The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishing, automotive, industrial and other similar end-use markets. Demand for furniture and durable goods, such as automobiles, is often affected significantly by economic conditions. Demand for a number of categories of apparel also tends to be tied to economic cycles and customer preference. Domestic demand for textile products therefore tends to vary with the business cycles of the U.S. economy as well as changes in global trade flows, and economic and political conditions. Future armed conflicts, terrorist activities, economic and political conditions or natural disasters in the U.S. or abroad and any consequent actions on the part of the U.S. government and others may cause general economic conditions in the U.S. to deteriorate or otherwise reduce U.S. consumer spending. A decline in general economic conditions or consumer confidence may also lead to significant changes to inventory levels and, in turn, replenishment orders placed with suppliers. These changing demands ultimately work their way through the supply chain and could adversely affect demand for the Company’s products and have a material adverse effect on its business, net sales and profitability.
     Also, as one of the many participants in the U.S. and regional textile and apparel supply chain, the Company’s business and competitive position are directly impacted by the business and financial condition of the other participants across the supply chain in which it operates, including other regional yarn manufacturers, knitters and weavers. If other supply chain participants are unable to access capital, fund their operations and make required technological and other investments in their businesses or experience diminished demand for their products, there could be a material adverse impact on the Company’s business, financial condition, results of operations or cash flows.
As product demand flow shifts within a region the Company could lose its cost competitiveness due to the location of its assets.
     The Company’s polyester segment primarily manufactures its products in Brazil, and the U.S. The Company recently began relocating a portion of its polyester production from the U.S. to El Salvador to better service the U.S.-Dominican Republic-Central American Free Trade Agreement (“CAFTA”) region and to take advantage of lower manufacturing and transportation costs. The Company’s nylon segment primarily manufactures its products in Colombia and the U.S., which has the Company’s largest nylon operations. As product demand flow shifts within the regions in which the Company does business it could lose its cost competitiveness due to the location of its assets. The Company operations may incur higher manufacturing, transportation and/or raw material costs in its present operating locations than it could achieve should its operations be located in these new product demand centers. This could adversely affect the competitiveness of the Company’s operations and have a material adverse effect on its business, net sales and profitability.

The Company’s future operating results, deteriorating conditions in the credit markets, declining credit ratings or abnormally high interest rates or other adverse debt instrument terms could make it difficult for the Company to refinance its indebtedness on favorable terms or at all when it comes due.
     The Company’s ability to refinance its indebtedness on favorable terms or at all will depend on its ability to generate adequate operating results in the future, the prevailing conditions of the credit markets, the Company’s credit agency debt ratings, and interest rate and other debt instrument terms available in the credit markets at the time the Company refinances its indebtedness. As of June 27, 2010, the Company had a total of $182 million of debt outstanding, including $179 million related to its 2014 notes and $2.9 million related to other long-term liabilities. However, on May 25, 2010, the Company announced that it was calling for the redemption of $15 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed notes. This redemption was completed on June 30, 2010. As of June 27, 2010, there were no outstanding borrowings under the Amended Credit Agreement. The 2014 notes are due and payable in May 2014. Outstanding amounts under the First Amended Credit Agreement are due and payable in September 2015, provided that unless the 2014 notes are repaid in full on or before February 15, 2014, then the First Amended Credit Agreement terminates on February 15, 2014. If the Company were unable to refinance its indebtedness on a timely basis it could have a material adverse effect on its business, financial condition, results of operations and cash flows.
The success of the Company depends on the ability of its senior management team, as well as the Company’s ability to attract and retain key personnel.
     The Company’s success is highly dependent on the abilities of its management team. The management team must be able to effectively work together to successfully conduct the Company’s current operations, as well as implement the Company’s strategy. If it is unable to do so, the results of operations and financial condition of the Company may suffer. The failure to retain current key managers or key members of the design, product development, manufacturing, merchandising or marketing staff, or to hire additional qualified personnel for its operations could be detrimental to the Company’s business. The Company currently does not have any employment agreements with its corporate officers and cannot assure investors that any of these individuals will remain with the Company. The Company currently does not have life insurance policies on any of the members of the senior management team.
The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer.
     The Company depends on a limited number of third parties for certain raw material supplies, such as POY and Chip. Although alternative sources of raw materials exist, the Company may not continue to be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. Following the closure of the Company’s Kinston facility, sources of POY from NAFTA and CAFTA qualified suppliers may in the future experience interruptions or limitations in the supply of its raw materials, which would increase its product costs and could have a material adverse effect on its business, financial condition, results of operations or cash flows. These POY suppliers are also at risk with their raw material supply chain. For example, in the Louisiana area in 2005, Hurricane Katrina created shortages in the supply of paraxlyene, a feedstock used in polyester polymer production. As a result, supplies of paraxlyene were reduced, and prices increased. With Hurricane Rita, the supply of monoethylene glycol (“MEG”) was reduced, and prices increased as well. Any disruption or curtailment in the supply of any of its raw materials could cause the Company to reduce or cease its production in general or require the Company to increase its pricing, which could have a material adverse effect on its business, financial condition, and results of operations or cash flows.
Unforeseen or recurring operational problems at any of the Company’s facilities may cause significant lost production, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.
     The Company’s manufacturing processes could be affected by operational problems that could impair its production capability. Each of its facilities contains complex and sophisticated machines that are used in its manufacturing process. Disruptions at any of its facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any of its machines; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties; or other operational problems. Any prolonged disruption in operations at any of its facilities could cause significant lost production, which would have a material adverse effect on its business, financial condition, results of operations and cash flows.

Failure to implement future technological advances in the textile industry or fund capital expenditure requirements could have a material adverse effect on the Company’s competitive position and net sales.
     The Company’s operating results depend to a significant extent on its ability to continue to introduce innovative products and applications and to continue to develop its production processes to be a competitive producer. Accordingly, to maintain its competitive position and its revenue base, the Company must continually modernize its manufacturing processes, plants and equipment. To this end, the Company has historically made significant investments in its manufacturing infrastructure. Future technological advances in the textile industry may result in an increase in the efficiency of existing manufacturing and distribution systems or the innovation of new products and the Company may not be able to adapt to such technological changes or offer such products on a timely basis if it does not incur significant capital expenditures for expansion purposes. Existing, proposed or yet undeveloped technologies may render its technology less profitable or less viable, and the Company may not have available the financial and other resources to compete effectively against companies possessing such technologies. To the extent sources of funds are insufficient to meet its ongoing capital improvement requirements, the Company would need to seek alternative sources of financing or curtail or delay capital spending plans. The Company may not be able to obtain the necessary financing when needed or on terms acceptable to the Company. The Company is unable to predict which of the many possible future products and services will meet the evolving industry standards and consumer demands. If the Company fails to make future capital improvements necessary to continue the modernization of its manufacturing operations and reduction of its costs, its competitive position may suffer, and its net sales may decline.
Current economic conditions and uncertain economic outlook could adversely affect the Company’s results of operations and financial condition.
     The global economy is currently undergoing a period of unprecedented volatility. The Company cannot predict when economic conditions will improve or stabilize. A prolonged period of economic volatility or continued decline could adversely affect demand for the Company’s products and have a material adverse effect on its business, net sales and profitability.
Failure to successfully reduce the Company’s production costs may adversely affect its financial results.
     A significant portion of the Company’s strategy relies upon its ability to successfully rationalize and improve the efficiency of its operations. In particular, the Company’s strategy relies on its ability to reduce its production costs in order to remain competitive. The Company has consolidated multiple unprofitable businesses and made significant capital expenditures to more completely automate its production facilities to lessen its dependence on labor and decrease waste. If the Company is not able to continue to successfully implement cost reduction measures, or if these efforts do not generate the level of cost savings that it expects going forward or result in higher than expected costs, there could be a material adverse effect on its business, financial condition, results of operations or cash flows.
Changes in the trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect on its business, net sales and profitability.
     A number of sectors of the textile industry in which the Company sells its products, particularly apparel, hosiery and home furnishings, are subject to intense foreign competition. Other sectors of the textile industry in which the Company sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as China. Changes in such trade regulations and duties may make its products less attractive from a price standpoint than the goods of its competitors or the finished apparel products of a competitor in the supply chain, which could have a material adverse effect on the Company’s business, net sales and profitability. In addition, increased foreign capacity and imports that compete directly with its products could have a similar effect. Furthermore, one of the Company’s key business strategies is to expand its business within countries that are parties to FTAs with the U.S. Any relaxation of duties or other trade protections with respect to countries that are not parties to those FTAs could therefore decrease the importance of the trade agreements and have a material adverse effect on its business, net sales and profitability. An example of potentially adverse consequences can be found in the CAFTA agreement. A customs ruling has been issued that allows the use of foreign synthetic singles textured sewing thread in the CAFTA region. This ruling allows for increased foreign competition due to the duty-free treatment of CAFTA apparel containing the foreign thread component. Failure to overturn this ruling or correct this drafting error in the FTA could have a further material adverse effect on this business segment. See “Item 1. Business—Trade Regulation” for more information.

     The proposed Korea FTA is problematic for various sectors of the U.S. textile industry. In contrast to FTA’s in recent years, the Korean FTA is the first FTA since the NAFTA agreement where the country in question has a large, vertically integrated and developed textile sector which exports significant amounts of textile products to the U.S. Duty-free treatment under the proposed agreement could adversely affect the U.S. textile and apparel industries due to the fact that this FTA would give Korea a greater competitive advantage by further reducing the cost of Korean products in the U.S. Korea is already the sixth largest exporter of textile products to the U.S. market and the fourth largest exporter of textile products in the world. Although passage of the agreement does not look likely in 2011, the U.S. textile industry is currently working with the U.S. Trade Office and the Administration to address its concerns with the Korea FTA.
The Company has significant foreign operations and its results of operations may be adversely affected by the risks associated with doing business in foreign locations.
     The Company has operations in Brazil, China, Colombia, El Salvador and a joint venture in Israel. The Company serves customers in Canada, Mexico, Israel and various countries in Europe, Central America, South America, Africa, and Asia. Foreign operations are subject to certain political, economic and other uncertainties not encountered by its domestic operations that can materially affect our supply chain, or other aspects of our foreign operations. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, required compliance with a variety of foreign laws, including tax laws, the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to the Company or any of its U.S. subsidiaries, maintenance of minimum capital requirements and import and export controls.
     Through its subsidiaries, the Company is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of various pending and contested tax issues. In most jurisdictions, the Company regularly has audits and examinations by the designated tax authorities, and additional tax assessments are common.
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
     Unifi do Brazil receives significant economic assistance benefits through sales of its product in Brazil. If these benefits are significantly reduced or repealed, it would have a material adverse effect on the Company’s profitability and cash flows.
The Company is dependent on a relatively small number of customers for a significant portion of its net sales.
     A significant portion of the Company’s net sales is derived from a relatively small number of customers. The Company’s top ten customers constitute approximately 31% of total net sales in fiscal year 2010 with sales to HBI making up approximately 9.8% of the total net sales. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company’s principal customers will continue to purchase products and services at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company is currently implementing various strategic business initiatives, and the success of the Company’s business will depend on its ability to effectively develop and implement these initiatives.
     The Company is currently implementing various strategic business initiatives. The development and implementation of these initiatives requires financial and management commitments outside of day-to-day operations. These commitments could have a significant impact on the Company’s operations and profitability, particularly if the initiatives prove to be unsuccessful. Moreover, if the Company is unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, the Company’s business and operating results would be adversely affected.
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
     The Company and its subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of its current debt restrict, but do not completely prohibit, the Company from doing so. The Company’s First Amended Credit Agreement permits up to $100 million of borrowings, which the Company can request be increased to $150 million under certain circumstances, with a borrowing base specified in the credit facility as equal to specified percentages of eligible accounts receivable and inventory. In addition, the indenture with respect to the 2014 notes dated May 26, 2006 between the Company and its subsidiary guarantors and U.S. Bank, National Association, as Trustee (the “Indenture”) allows the Company to issue additional notes under certain circumstances and to incur certain other additional secured debt, and allows its foreign subsidiaries to incur additional debt. The Indenture for its 2014 notes does not prevent the Company from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to its current debt levels, the related risks that the Company now faces could intensify.
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
     The terms of the Company’s outstanding indebtedness impose significant operating and financial restrictions on its business. These restrictions will limit or prohibit, among other things, its ability to:
•	incur and guarantee indebtedness or issue preferred stock;

•	repay subordinated indebtedness prior to its stated maturity;

•	pay dividends or make other distributions on or redeem or repurchase the Company’s stock;

•	issue capital stock;

•	make certain investments or acquisitions;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transactions with stockholders and affiliates; and

•	restrict dividends, distributions or other payments from its subsidiaries.
     These restrictions could limit its ability to plan for or react to market conditions or meet its capital needs. The Company may not be granted waivers or amendments to its First Amended Credit Agreement if for any reason the Company is unable to meet its requirements or the Company may not be able to refinance its debt on terms that are acceptable, or at all.
     The breach of any of these covenants or restrictions could result in a default under the Indenture for its 2014 notes or its First Amended Credit Agreement. An event of default under its debt agreements would permit some of its lenders to declare all amounts borrowed from them to be due and payable.
The Company has made and may continue to make investments in entities that it does not control.
     The Company has established joint ventures and made minority interest investments designed, among other things, to increase its vertical integration, increase efficiencies in its procurement, manufacturing processes, marketing and distribution in the U.S. and other markets. The Company’s inability to control entities in which it invests may affect its ability to receive distributions from those entities or to fully implement its business plan. The incurrence of debt or entry into other agreements by an entity not under its control may result in restrictions or prohibitions on that entity’s ability to pay dividends or make other distributions. Even where these entities are not restricted by contract or by law from making distributions, the Company may not be able to influence the occurrence or timing of such distributions. In addition, if any of the other investors in these entities fails to observe its commitments, that entity may not be able to operate according to its business plan or the Company may be required to increase its level of commitment. If any of these events were to occur, its business, results of operations, financial condition or cash flows could be adversely affected. Because the Company does not own a majority or maintain voting control of these entities, the Company does not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from the Company’s, and they may cause such entities to take actions which are not in its best interest. If the Company is unable to maintain its relationships with its partners in these entities, the Company could lose its ability to operate in these areas which could have a material adverse effect on its business, financial condition, results of operations or cash flows.
The Parkdale America, LLC joint venture may lose Economic Adjustment Assistance to Users of Upland Cotton which could adversely affect the Company’s investment income and cash flows.
     One of the Company’s joint ventures, Parkdale America, LLC (“PAL”), receives economic adjustment payments (“EAP”) from the Commodity Credit Corporation under the Economic Assistance program to Users of Upland Cotton, Subpart C of the 2008 Farm Bill. The program provides textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years of the program. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. Since August 1, 2008, PAL has received $36.6 million of economic assistance under the program and in accordance with the program provisions, recognized $23.2 million as operating income. Should PAL no longer meet the criteria to receive economic assistance under the program, PAL’s income would significantly decline resulting in an adverse impact to the Company’s profitability and cash flows.
Compliance with environmental and other regulations could require significant expenditures.
     The Company is subject to various federal, state, local and foreign laws and regulations that govern our activities, operations and products that may have adverse environmental, health and safety effects, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. Future events that could give rise to manufacturing interruptions or environmental remediation include changes in existing laws and regulations, the enactment of new laws and regulations, a release of hazardous substances on or from our properties or any associated offsite disposal location, or the discovery of contamination from current or prior activities at any of our properties. While the Company is not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in order to comply, any such regulations or obligations could adversely affect our business, results of operations, financial condition and cash flows.

The Company’s future financial results could be adversely impacted by asset impairments or other charges.
     The Company assesses the impairment of the Company’s long-lived assets, such as plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. When the Company determines that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more impairment indicators, the Company then measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. Any such impairment charges will be recorded as operating losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of impairment charges.
     In addition, the Company evaluates the net values assigned to various equity investments it holds, such as its investment in PAL, UNF, UNF America and Repreve Renewables. Any loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss. Any such impairment losses will be recorded as operating losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Joint Ventures and Other Equity Investments” for more information regarding the Company’s equity investments.
     Any operating losses resulting from impairment charges could have an adverse effect on the Company’s operating results and therefore the market price of its securities, including its common stock.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     Following is a summary of principal properties owned or leased by the Company as of June 27, 2010:

Location	Description
Polyester Segment Properties:

Domestic:
Yadkinville, NC	Four plants and three warehouses
Reidsville, NC	One plant
Mayodan, NC	One plant
Cooleemee, NC	One warehouse

Foreign:
Alfenas, Brazil	One plant and one warehouse
Sao Paulo, Brazil	One corporate office and two sales offices
Suzhou, China	One leased sales office
Ciudad Arce, El Salvador	One plant

Nylon Segment Properties:

Domestic
Madison, NC	One plant and one warehouse
Fort Payne, AL	One central distribution center

Foreign:
Bogota, Colombia	One plant
     As of June 27, 2010, the Company owns 4.4 million square feet of manufacturing, warehouse and office space.
     In addition to the above properties, the corporate administrative office for each of its segments is located at 7201 West Friendly Ave. in Greensboro, North Carolina. Such property consists of a building containing approximately 100,000 square feet located on a tract of land containing approximately nine acres.
     Included in the above table are facilities that the Company leases including one warehouse, one plant, one corporate office, and two sales offices. The remaining facilities are owned in fee simple. Management believes all of its operating properties are well maintained and in good condition. In fiscal year 2010, the Company’s manufacturing plants in the U.S. operated at or near capacity while its Brazilian operation operated below capacity. UCA will not be fully operational until the second quarter of fiscal year 2011, but once fully operational will provide the Company with approximately 10% additional polyester textured yarn capacity in that region. Accordingly, management does not perceive any capacity constraints in the foreseeable future.
Item 3. Legal Proceedings
     There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.
Item 4. [Removed and Reserved]

EXECUTIVE OFFICERS OF THE COMPANY
     The following is a description of the name, age, position and offices held, and the period served in such position or offices for each of the executive officers of the Company.
President and Chief Executive Officer
     WILLIAM L. JASPER — Age: 57 – Mr. Jasper has been the Company’s President and Chief Executive Officer since September 2007. Prior to September 2007, he was the Vice President of Sales from April 2006 to September 2007. Prior to April 2006, Mr. Jasper was the General Manager of the Polyester segment, having responsibility for all natural polyester businesses. Mr. Jasper joined the Company in September 2004 with the purchase of the Kinston polyester POY assets from INVISTA, which was previously known as DuPont Textiles and Interiors, a subsidiary of DuPont, before it was spun off and acquired by Koch Industries. Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business. Before working at INVISTA, Mr. Jasper held various management positions in operations, technology, sales and business for DuPont since 1980. He has been a director since September 2007 and is a member of the Company’s Executive Committee.
Vice Presidents
     RONALD L. SMITH — Age: 42 – Mr. Smith has been Vice President and Chief Financial Officer of the Company since October 2007. He was appointed Vice President of Finance and Treasurer in September 2007. Prior to that, Mr. Smith held the position of Treasurer and had additional responsibility for Investor Relations from May 2005 to October 2007 and was the Vice president of Finance, Unifi Kinston, LLC from September 2004 to April 2005. Mr. Smith joined the Company in 1994 and has held positions as Controller, Chief Accounting Officer and Director of Business Development and Corporate Strategy.
     R. ROGER BERRIER — Age: 41 – Mr. Berrier has been the Executive Vice President of Sales, Marketing and Asian Operations of the Company since September 2007. Prior to that, he had been the Vice President of Commercial Operations since April 2006 and the Commercial Operations Manager responsible for corporate product development, marketing and brand sales management from April 2004 to April 2006. Mr. Berrier joined the Company in 1991 and has held various management positions within operations, including international operations, machinery technology, research and development and quality control. He has been a director since September 2007 and is a member of the Company’s Executive Committee.
     THOMAS H. CAUDLE, JR. — Age: 58 – Mr. Caudle has been the Vice President of Manufacturing since October 2006. He was the Vice President of Global Operations of the Company from April 2003 until October 2006. Prior to that, Mr. Caudle had been Senior Vice President in charge of manufacturing for the Company since July 2000 and Vice President of Manufacturing Services of the Company since January 1999. Mr. Caudle has been an employee of the Company since 1982.
     CHARLES F. MCCOY— Age: 46 – Mr. McCoy has been the Vice President, Secretary and General Counsel of the Company since October 2000, the Corporate Compliance Officer since 2002, the Corporate Governance Officer of the Company since 2004, and Chief Risk Officer since July 2009. Mr. McCoy has been an employee of the Company since January 2000, when he joined the Company as Corporate Secretary and General Counsel.
     Each of the executive officers was elected by the Board of the Company at the Annual Meeting of the Board held on October 28, 2009. Each executive officer was elected to serve until the next Annual Meeting of the Board or until his successor was elected and qualified. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

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

	High	Low
Fiscal year 2009:
First quarter ended September 28, 2008	$4.99	$2.38
Second quarter ended December 28, 2008	5.43	2.02
Third quarter ended March 29, 2009	3.00	0.44
Fourth quarter ended June 28, 2009	1.83	0.55

Fiscal year 2010:
First quarter ended September 27, 2009	$3.69	$1.22
Second quarter ended December 27, 2009	3.78	2.70
Third quarter ended March 28, 2010	4.10	3.16
Fourth quarter ended June 27, 2010	4.37	3.30
     As of September 1, 2010, there were 406 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of the Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are approximately 4,100 beneficial owners of its common stock.
     No dividends were paid in the past two fiscal years and none are expected to be paid in the foreseeable future. The Indenture governing the 2014 notes and the Company’s Amended Credit Agreement restrict its ability to pay dividends or make distributions on its capital stock. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—Senior Secured Notes” and “—Amended Credit Agreement.”
Purchases of Equity Securities
     Effective July 26, 2000, the Board authorized the repurchase of up to 10.0 million shares of its common stock of which approximately 3.2 million shares were subsequently repurchased. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. There is remaining authority for the Company to repurchase approximately 6.8 million shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.
     On November 25, 2009, the Company agreed to purchase 1,885,000 shares of its common stock at a purchase price of $2.65 per share from Invemed Catalyst Fund, L.P. (based on an approximate 10% discount to the closing price of the common stock on November 24, 2009). The transaction closed on November 30, 2009 at a total purchase price of $5 million. The purchase of the shares pursuant to the transaction was not pursuant to the repurchase plan as discussed above and does not reduce the remaining authority thereunder.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK
     Set forth below is a line graph comparing the cumulative total Shareholder return on the Company’s Common Stock with (i) the New York Stock Exchange Composite Index, a broad equity market index, and (ii) a peer group selected by the Company in good faith (the “Peer Group”), assuming in each case, the investment of $100 on June 26, 2005 and reinvestment of dividends. Including the Company, the Peer Group consists of twelve publicly traded textile companies, including Albany International Corp., Culp, Inc., Decorator Industries, Inc., Dixie Group, Inc., Hallwood Group, Inc., Hampshire Group, Limited, Interface, Inc., Joe’s Jeans Inc., JPS Industries, Inc., Lydall, Inc., and Mohawk Industries, Inc.

	June 26, 2005	June 25, 2006	June 24, 2007	June 29, 2008	June 28, 2009	June 27, 2010
Unifi, Inc.	100.00	74.49	70.45	63.89	35.61	101.52
NYSE Composite	100.00	112.36	127.88	127.88	90.29	105.79
Peer Group	100.00	93.65	125.32	84.59	43.14	67.44

Item 6. Selected Financial Data

	June 27, 2010	June 28, 2009	June 29, 2008	June 24, 2007	June 25, 2006
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
	(Amounts in thousands, except per share data)
Summary of Operations:
Net sales	$616,753	$553,663	$713,346	$690,308	$738,665
Cost of sales	545,253	525,157	662,764	651,911	692,225
Restructuring charges (recoveries)	739	91	4,027	(157)	(254)
Write down of long-lived assets (1)	100	350	2,780	16,731	2,366
Goodwill impairment (2)	—	18,580	—	—	—
Selling, general and administrative expenses	46,183	39,122	47,572	44,886	41,534
Provision for bad debts	123	2,414	214	7,174	1,256
Other operating (income) expense, net	(1,033)	(5,491)	(6,427)	(2,601)	(1,466)

Non-operating (income) expense:
Interest income	(3,125)	(2,933)	(2,910)	(3,187)	(6,320)
Interest expense	21,889	23,152	26,056	25,518	19,266
(Gain) loss on extinguishment of debt (3)	(54)	(251)	—	25	2,949
Equity in (earnings) losses of unconsolidated affiliates	(11,693)	(3,251)	(1,402)	4,292	(825)
Write down of investment in unconsolidated affiliates (4)	—	1,483	10,998	84,742	—

Income (loss) from continuing operations before income taxes	18,371	(44,760)	(30,326)	(139,026)	(12,066)
Provision (benefit) for income taxes	7,686	4,301	(10,949)	(21,769)	301

Income (loss) from continuing operations	10,685	(49,061)	(19,377)	(117,257)	(12,367)
Income from discontinued operations, net of tax	—	65	3,226	1,465	360

Net income (loss)	$10,685	$(48,996)	$(16,151)	$(115,792)	$(12,007)

Per Share of Common Stock: (basic)
Income (loss) from continuing operations	$.18	$(.79)	$(.32)	$(2.09)	$(.23)
Income from discontinued operations, net of tax	—	—	.05	.03	—

Net income (loss)	$.18	$(.79)	$(.27)	$(2.06)	$(.23)

Per Share of Common Stock: (diluted)
Income (loss) from continuing operations	$.17	$(.79)	$(.32)	$(2.09)	$(.23)
Income from discontinued operations, net of tax	—	—	.05	.03	—

Net income (loss)	$.17	$(.79)	$(.27)	$(2.06)	$(.23)

Balance Sheet Data:
Working capital	$174,464	$175,808	$186,817	$196,808	$187,731
Gross property, plant and equipment	747,857	744,253	855,324	913,144	914,283
Total assets	504,465	476,932	591,531	665,953	737,148
Notes payable, long-term debt and other obligations (3)	166,253	182,707	205,855	238,222	203,791
Shareholders’ equity (5)	259,896	244,969	305,669	304,954	387,464

(1)
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

(2)
In the third quarter of fiscal year 2009, the Company determined that it was appropriate to test the carrying value of its goodwill based on the decline in its market capitalization and difficult market conditions. The Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach utilizing market multiples of “guideline” publicly traded companies. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18.6 million.

(3)
In April 2006, the Company tendered an offer for all of its outstanding 6.5% senior unsecured notes due May, 2008. During the fourth quarter of fiscal year 2006, the Company recorded a $2.9 million charge which was a combination of fees associated with the tender offer and the write off of unamortized bond issuance costs related to the notes. During the fourth quarter of fiscal year 2009, the Company utilized $8.8 million of restricted cash to tender at par for a portion of its 2014 notes. In addition, the Company repurchased and retired 2014 notes having a face value of $2 million in open market purchases. The net effect of the gain on this repurchase and the write-off of the respective unamortized issuance cost related to the $8.8 million and $2 million of 2014 notes resulted in a net gain of $0.3 million.

(4)
In fiscal year 2007, management determined that its investment in PAL was impaired and that the impairment was considered other than temporary. As a result, the Company recorded a non-cash impairment charge of $84.7 million to reduce the carrying value of its equity investment in PAL to $52.3 million. In fiscal year 2008, the Company determined that its investments in Unifi-SANS Technical Fibers, LLC (“USTF”) and Yihua Unifi Fibre Company Limited (“YUFI”) were impaired resulting in non-cash impairment charges of $4.5 million and $6.4 million, respectively. In fiscal year 2009, the Company recorded a non-cash impairment charge of $1.5 million to reduce its investment in YUFI in connection with selling the Company’s interest in YUFI to YCFC for $9 million.

(5)	There have been no cash dividends declared for the past five fiscal years.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations.
     Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things, the risks described under the caption “Item 1A—Risk Factors” above and:
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

•	changes in consumer spending, customer preferences, fashion trends and end-uses;

•	its ability to reduce production costs;

•	changes in currency exchange rates, interest and inflation rates;

•	the financial condition of its customers;

•	its ability to sell excess assets;

•	technological advancements and the continued availability of financial resources to fund capital expenditures;

•	the operating performance of joint ventures, alliances and other equity investments;

•	the impact of environmental, health and safety regulations;

•	the loss of a material customer;

•	employee relations;

•	volatility of financial and credit markets;

•	the continuity of the Company’s leadership;

•	availability of and access to credit on reasonable terms; and

•	the success of the Company’s strategic business initiatives.
     These forward-looking statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include those discussed above or in “Item 1A—Risk Factors.” New risks can emerge from time to time. It is not possible for the Company to predict all of these risks, nor can it assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. The Company will not update these forward-looking statements, even if its situation changes in the future, except as required by federal securities laws.
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
     Polyester Segment. The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive, hosiery, furnishings, industrial and other end-use markets. The polyester segment primarily manufactures its products in Brazil, and the U.S., which has the Company’s largest operations and number of locations. The polyester segment also includes a subsidiary in China focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily within China. The polyester segment also includes a newly established manufacturing facility in El Salvador. For fiscal years 2010, 2009, and 2008, polyester segment net sales were $453 million, $403 million, and $531 million, respectively.
     Nylon Segment. The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of operations in the U.S. and Colombia. For fiscal years 2010, 2009, and 2008, nylon segment net sales were $164 million, $151 million, and $183 million, respectively.
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Sunday in June. Fiscal year 2008 had 53 weeks while fiscal years 2010 and 2009 had 52 weeks.
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
     Cost of sales. The Company’s cost of sales consists of direct material, delivery and other manufacturing costs, including labor and overhead, depreciation expense with respect to manufacturing assets, PP&E depreciation and reserves for obsolete and slow-moving inventory.
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
Recent Developments and Outlook
     Despite the Company’s sales revenue for fiscal year 2010 being 14% below pre-recession fiscal year 2008 sales, the Company reported its first profitable year since 2000.
     Net sales for the fiscal year 2010 were $617 million, an increase of $63 million or 11% from the prior fiscal year with year-over-year increases in the domestic and Brazilian businesses of 5.6% and 14.8%, respectively. During fiscal year 2010, as domestic retail sales recovered across the Company’s core markets, most notably in the apparel and leg wear segments, the Company’s sales and capacity utilization improved. In addition, the Company began to see the benefit from improvements that were made to its market share and product mix along with general economic improvements.
     Net income for fiscal year 2010 was $10.7 million, or 18 cents per basic share, compared to a net loss of $49 million, or 79 cents per basic share, for the prior fiscal year. The Company’s profitability was primarily due to the recovery from the global recession that began in fiscal year 2009 as well as the success of several key strategic initiatives. These initiatives included regaining regional market share, continued growth in PVA products, and manufacturing efficiency improvements. Another important part of the Company’s core strategy is the ability to capitalize on regional growth opportunities throughout the world. The Company’s Brazilian subsidiary contributed $130 million in net sales, $27.5 million of gross profit and $24.2 million of pre-tax income to the Company’s consolidated results. The Company expects the subsidiary will continue to contribute substantially to the Company’s financial results given the success of the subsidiary’s cost saving initiatives, the local government economic assistance and the strengthening of the Brazilian currency. See “Item 1A—Risk Factors—The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products” for a further discussion.
     The Company’s China subsidiary, UTSC, reported net income of $0.6 million in fiscal year 2010. Development activities remain strong, particularly with specialty and value added products such as Repreve® which were major contributors to its volume, sales, and profitability in fiscal year 2010. The Company’s office in China continues to perform well, and the Company is pleased with the strength and mix of the sales to UTSC’s customers throughout Asia.
     Adjusted EBITDA for fiscal year 2010 was $55.3 million which represents a $32 million improvement over fiscal year 2009 and is approximately the same as fiscal year 2008 despite net sales being $96.6 million or 13.5% lower than the pre-recession levels of 2008. The year-over-year increase in adjusted EBITDA is primarily attributable to improved gross profit in both the domestic and Brazilian operations as a result of increases in net sales and improvements in overall per unit conversion and per unit manufacturing cost. Please see “Review of Fiscal Year 2010 Results of Operations (52 Weeks) Compared to Fiscal Year 2009 (52 Weeks)” for further discussion of results of operations.
     The Company also experienced a recovery of regional sourcing from CAFTA as imports of synthetic apparel increased by approximately 17% in the June 2010 quarter. CAFTA’s share of all synthetic apparel imports has grown for three consecutive quarters and the Company expects the region to hold its share for the remainder of the year. Having a local presence in the CAFTA region, UCA allows the Company to capitalize on growth opportunities in the region and makes the Company a stronger partner for companies with split sourcing and replenishment strategies.
     During the June 2010 quarter, net sales performance from the Company’s domestic operations was particularly strong, increasing 25% compared to the prior June 2009 quarter. This improvement was driven by increased market share and positive market conditions in substantially all key segments. Year-over-year retail sales of apparel were up for the third consecutive quarter, increasing 5.4% compared to the prior year June 2009 quarter. Consumer spending on apparel has steadily recovered with spending in the June 2010 quarter just 2.9% below the pre-recession June 2008 quarter.

     U.S. retail sales of home furnishings remain approximately 15% below pre-recession levels; however, they improved 2.5% in the June 2010 quarter compared to the same prior year quarter. In addition, U.S. automotive sales in the current quarter were 20% below levels reported in the June 2008 quarter, but U.S. automotive sales grew for the third consecutive quarter which drove an increase of approximately 76% in North American light vehicle production in the June 2010 quarter compared to the prior year June quarter.
     Looking forward, the Company is cautiously optimistic about the continuation of these trends in retail sales based on recent history and market intelligence. The Company expects demand to remain stable or improve slightly for the next quarter. Nevertheless, the remainder of the calendar year will be heavily influenced by the performance of apparel retail sales during the holiday shopping seasons.
     Much of the Company’s success in fiscal year 2010 and its performance during the recession of 2009 can be attributed to the strength of its balance sheet. Its balance sheet focus will continue to be on cash generation coupled with an opportunistic approach to debt reduction.
     Beginning in 2007, the Company initiated a culture of continuous improvement in both the creation of customer value and improvement of production efficiencies over all of the Company’s operations. Over the past year, the Company expanded its efforts in manufacturing and statistical process control to all of its operations, and currently has over fifty active improvement programs, each aimed at providing measurable improvements to cost of operations and investments in working capital. The Company expects to continue these efforts through the next fiscal year. These efforts, coupled with strategic capital expenditures designed to grow its PVA product capabilities, are expected to result in continued improvement of the Company’s financial performance over the next several years. This includes a capital project related to the backward supply chain integration of its 100% recycled Repreve® product. By being more vertically integrated, the Company will improve the availability of recycled raw materials and significantly increase its product capabilities and ability to compete effectively in this growing segment. This will also make the Company an even stronger partner in the development and commercialization of value added products that meet sustainability demands of today’s brands and retailers.
     Repreve Renewables, the Company’s newest joint venture, will focus on direct sales of FREEDOM™ giant miscanthus to the biofuel and biopower industries. This investment is aligned with the Company’s goal to derive value from sustainability-based initiatives and will not only provide a unique revenue stream, but it also helps support the Company’s strategy to expand the Repreve® brand and product portfolio while enhancing its commitment to being a global leader in sustainability.
     On November 25, 2009, the Company agreed to purchase 1,885,000 shares of its common stock at a purchase price of $2.65 per share from Invemed Catalyst Fund, L.P. (based on an approximate 10% discount to the closing price of the common stock on November 24, 2009). The transaction closed on November 30, 2009 at a total purchase price of $5 million.
     While it continues to explore opportunities to grow and diversify its portfolio, the Company’s top priority remains growing and continuously improving its core business. The Company will continue to strive to create shareholder value through mix enrichment, share gain, process improvement throughout the organization, and expanding the number of customers and programs using its value added yarns.
Key Performance Indicators
     The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume, which is an indicator of demand;

•	gross margin, which is an indicator of product mix and profitability;

•
adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), which the Company defines as net income or loss before income tax expense (benefit), interest expense, depreciation and amortization expense and loss or income from discontinued operations, adjusted to exclude equity in earnings and losses of unconsolidated affiliates, write down of long-lived assets and unconsolidated affiliate, non-cash compensation expense net of distributions, executive severance charges, gains or losses on sales or disposals of property, plant and equipment (“PP&E”), currency and derivative gains and losses, gain on extinguishment of debt, goodwill impairment, restructuring charges, asset consolidation and optimization expense, gain from the sale of nitrogen credits, foreign subsidiary startup costs, plant shutdown expenses, and deposit write offs, as revised from time to time, which the Company believes is a supplemental measure of its operating performance and debt service capacity; and

•
adjusted working capital (accounts receivable plus inventory less accounts payable and accruals) as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

Results of Operations

	June 27, 2010	June 28, 2009	June 29, 2008
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(Amounts in thousands)
Summary of Consolidated Operations:
Net sales	$616,753	$553,663	$713,346
Cost of sales	545,253	525,157	662,764
Other operating expenses, net	46,112	55,066	48,166
Non-operating expense, net	7,017	18,200	32,742

Income (loss) from continuing operations before income taxes	18,371	(44,760)	(30,326)
Provision (benefit) for income taxes	7,686	4,301	(10,949)

Income (loss) from continuing operations	10,685	(49,061)	(19,377)
Income from discontinued operations, net of tax	—	65	3,226

Net income (loss)	$10,685	$(48,996)	$(16,151)

Adjusted EBITDA is a financial measurement that management uses to facilitate its analysis and understanding of the Company’s business operations. Management believes it is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. The calculation of Adjusted EBITDA is a subjective measure based on management’s belief as to which items should be included or excluded, in order to provide the most reasonable view of the underlying operating performance of the business. Adjusted EBITDA and adjusted working capital are not considered to be in accordance with generally accepted accounting principles (“non-GAAP measure”) and should not be considered a substitute for performance measures calculated in accordance with GAAP.

	June 27, 2010	June 28, 2009	June 29, 2008
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(Amounts in thousands)
Net income (loss)	$10,685	$(48,996)	$(16,151)
Interest expense, net	18,764	20,219	23,146
Depreciation and amortization expense	26,312	31,326	40,416
Provision (benefit) for income taxes	7,686	4,301	(10,949)
Income from discontinued operations, net of tax	—	(65)	(3,226)
Equity in earnings of unconsolidated affiliates	(11,693)	(3,251)	(1,402)
Non-cash compensation, net of distributions	2,555	1,500	359
Loss (gain) on sales or disposals of PP&E	680	(5,856)	(4,003)
Currency and derivative (gains) losses	(145)	354	(265)
Write down of long-lived assets and unconsolidated affiliates	100	1,833	13,778
Gain on extinguishment of debt	(54)	(251)	—
Goodwill impairment	—	18,580	—
Restructuring charges	739	53	4,027
Gain from sale of nitrogen credits	(1,400)	—	—
Foreign subsidiary startup costs (1)	1,027	—	—
Asset consolidation and optimization expense (2)	—	3,508	—
Plant shutdown expenses	—	30	3,742
Executive severance charges	—	—	4,517
Deposit write offs (3)	—	—	1,248

Adjusted EBITDA	$55,256	$23,285	$55,237

(1)
Initial UCA operating expenses incurred during fiscal year 2010 related to pre-operating expenses including the hiring and training of new employees and the costs of operating personnel to initiate the new operations. Start-up expenses also include losses incurred in the period subsequent to when UCA assets became available for use but prior to the achievement of a reasonable level of production.

(2)
Asset consolidation and optimization expense represent the costs related to the abnormally high loss of production when consolidating the Company’s Staunton, Virginia facility to Yadkinville, North Carolina and when installing additional automation systems in the Yadkinville POY facility.

(3)	Deposit write offs represent lost retainer fees the Company had with investment bankers for future acquisition services.
Corporate Restructurings
Severance
     On August 2, 2007, the Company announced the closure of its Kinston, North Carolina polyester facility. The Kinston facility produced POY for internal consumption and third party sales. The Company continues to produce POY in the Yadkinville, North Carolina facility for its commodity, specialty and premium value yarns and purchases the remainder of its commodity POY needs from external suppliers. During fiscal year 2008, the Company recorded $1.3 million for severance related to its Kinston consolidation. Approximately 231 employees which included 31 salaried positions and 200 wage positions were affected as a result of this reorganization.
     On August 22, 2007, the Company announced its plan to re-organize certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded $1.1 million for severance related to this reorganization. Approximately 54 salaried employees were affected by this reorganization. The severance expense is included in the restructuring charges line item in the Consolidated Statements of Operations. In addition, the Company recorded severance of $2.4 million for its former CEO and $1.7 million for severance related to its former Chief Financial Officer (“CFO”) during fiscal year 2008.
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
Restructuring
     On October 25, 2006, the Company’s Board approved the purchase of the assets of the yarn division of Dillon. This approval was based on a business plan which assumed certain significant synergies that were expected to be realized from the elimination of redundant overhead, the rationalization of under-utilized assets and certain other product optimization. The preliminary asset rationalization plan included exiting two of the three production activities that were operating at the Dillon facility and moving them to other Unifi manufacturing facilities. The plan was to be finalized once operations personnel from the Company would have full access to the Dillon facility, in order to determine the optimal asset plan for the Company’s anticipated product mix. This plan was consistent with the Company’s domestic market consolidation strategy. On January 1, 2007, the Company completed the Dillon asset acquisition.
     Concurrent with the acquisition the Company entered into a Sales and Services Agreement (the “Agreement”). The Agreement covered the services of certain Dillon personnel who were responsible for product sales and certain other personnel that were primarily focused on the planning and operations at the Dillon facility. The services would be provided over a period of two years at a fixed cost of $6 million. In the fourth quarter of fiscal year 2007, the Company finalized its plan and announced its decision to exit its recently acquired Dillon polyester facility.
     The closure of the Dillon facility triggered an evaluation of the Company’s obligations arising under the Agreement. The Company determined from this evaluation that the fair value of the services to be received under the Agreement were significantly lower than the obligation to Dillon. As a result, the Company determined that a portion of the obligation should be considered an unfavorable contract. The Company concluded that costs totaling approximately $3 million relating to services provided under the Agreement were for the ongoing benefit of the combined business and therefore should be reflected as an expense in the Company’s Consolidated Statements of Operations, as incurred. The remaining Agreement costs totaling $2.9 million were for the personnel involved in the planning and operations of the Dillon facility and related to the time period after shutdown in June 2007. Therefore, these costs were reflected as an assumed purchase liability since these costs no longer related to the generation of revenue and had no future economic benefit to the combined business.
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
     On January 11, 2010, the Company announced that it created UCA. With a base of operations established in El Salvador, UCA serves customers in the Central American region. The Company began dismantling and relocating polyester twisting and texturing equipment to the region during the third quarter of fiscal year 2010 and expects to complete the relocation by the second quarter of fiscal year 2011. The Company expects to incur approximately $1.6 million in polyester equipment relocation costs of which $0.8 million was incurred during fiscal year 2010. In addition, the Company expects to incur $0.7 million related to reinstallation of idle texturing equipment in its Yadkinville, North Carolina facility.
     The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 (amounts in thousands):

	Balance at	Additional		Amount	Balance at
	June 28, 2009	Charges	Adjustments	Used	June 27, 2010
Accrued severance	$1,687	$—	$20	$(1,406)	$301 (1)

	Balance at	Additional		Amount	Balance at
	June 29, 2008	Charges	Adjustments	Used	June 28, 2009
Accrued severance	$3,668	$371	$5	$(2,357)	$1,687 (2)
Accrued restructuring	1,414	—	224	(1,638)	—

	Balance at	Additional		Amount	Balance at
	June 24, 2007	Charges	Adjustments	Used	June 29, 2008
Accrued severance	$877	$6,533	$207	$(3,949)	$3,668 (3)
Accrued restructuring	5,685	3,125	(176)	(7,220)	1,414

(1)	There was no executive severance classified as long-term as of June 27, 2010.

(2)	As of June 28, 2009, the Company classified $0.3 million of the executive severance as long-term.

(3)	As of June 29, 2008, the Company classified $1.7 million of the executive severance as long-term.
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

     The Company expected to close the transaction in the second quarter of fiscal year 2009 pending negotiation and execution of definitive agreements and Chinese regulatory approvals. The agreement provided for YCFC to immediately take over operating control of YUFI, regardless of the timing of the final approvals and closure of the equity sale transaction. During the first quarter of fiscal year 2009, the Company gave up one of its senior staff appointees and YCFC appointed its own designee as General Manager of YUFI, who assumed full responsibility for the operating activities of YUFI at that time. As a result, the Company lost its ability to influence the operations of YUFI and therefore the Company switched from the equity method of accounting for its investment in the joint venture to the cost method and consequently ceased recording its share of losses commencing in the same quarter. The Company recognized equity losses of $6.1 million for fiscal year 2008.
     In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9 million and recorded an additional impairment charge of $1.5 million, which included $0.5 million related to certain disputed accounts receivable and $1 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price which was lower than carrying value.
     On March 30, 2009, the Company closed on the sale and received $9 million in proceeds related to its investment in YUFI. The Company continues to service customers in Asia through UTSC which is primarily focused on the development, sales and service of specialty and PVA yarns. UTSC is located outside of Shanghai in Suzhou New District, which is in Jiangsu Province.
     PAL. In June 1997, the Company contributed all of the assets of its spun cotton yarn operations, utilizing open-end and air jet spinning technologies, into PAL, a joint venture with Parkdale Mills, Inc. in exchange for a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily within North America. PAL has 15 manufacturing facilities located in North Carolina, South Carolina, Virginia, and Georgia and participates in a joint venture in Mexico.
     PAL receives benefits under the Food, Conservation, and Energy Act of 2008 (“2008 U.S. Farm Bill”) which extended the existing upland cotton and extra long staple cotton programs (the “Program”), including economic adjustment assistance provisions for ten years. Beginning August 1, 2008, the Program provided textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this Program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year from August 1 to July 31, plus eighteen months to make the capital expenditures. Under the Program, the subsidy payment is received from the U.S. Department of Agriculture (“USDA”) the month after the eligible cotton is consumed. However, the economic assistance benefit is not recognized by PAL into operating income until the period when both criteria have been met; i.e. eligible upland cotton has been consumed, and qualifying capital expenditures under the Program have been made.
     On October 19, 2009 PAL notified the Company that approximately $8 million of the capital expenditures recognized for fiscal year 2009 had been preliminarily disqualified by the USDA. PAL appealed the decision with the USDA. In November 2009, PAL notified the Company that the USDA had denied the appeal and PAL filed a second appeal for a higher level review and a hearing took place during the Company’s third quarter of fiscal year 2010. As a result of this process, PAL recorded a $4.1 million unfavorable adjustment to its 2009 earnings related to economic assistance from the USDA that was disqualified offset by $0.6 million related to inventory valuation adjustments in the March 2010 quarter. As a result, the Company recorded a $1.2 million unfavorable adjustment for its share of the prior year economic assistance and inventory valuation adjustments.
     PAL received $22.3 million of economic assistance under the program during the Company’s fiscal year ended June 27, 2010 and, in accordance with the program provisions, recognized $17.6 million in economic assistance in its operating income. As of June 27, 2010, PAL’s deferred revenue relating to this Program was $13.4 million which PAL expects to be fully realized through the completion of qualifying capital expenditures within the timelines prescribed by the Program.
     On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for real property and machinery and equipment, that constitute most of the yarn manufacturing operations of HBI. Concurrent with the transaction, PAL entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of HBI’s apparel products at any of HBI’s locations in North America, Central America, or the Caribbean Basin for a six-year period with an option for HBI to extend for two additional three-year periods. The supply agreement also covers certain yarns used in manufacturing in China through December 31, 2011.

     The Company’s investment in PAL at June 27, 2010 was $65.4 million and the underlying equity in the net assets of PAL at June 27, 2010 was $83.4 million. The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, the Company’s share of the settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million, and the Company’s share of other comprehensive income of $0.1 million offset by an impairment charge taken by the Company on its investment in PAL of $74.1 million.
     UNF. On September 27, 2000, the Company formed UNF a 50/50 joint venture with Nilit, which produces nylon POY at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel. The Company’s investment in UNF at June 27, 2010 was $2.7 million.
     UNF America. On October 8, 2009, the Company formed a new 50/50 joint venture, UNF America, with Nilit for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. The Company’s initial investment in UNF America was $50 thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital. The loan carries interest at LIBOR plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members. The loan is being treated as an additional investment by the Company for accounting purposes.
     In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company is committed to purchase its requirements, subject to certain exceptions, for first quality nylon POY for texturing (excluding specialty yarns) from UNF or UNF America. Pricing under the contract is negotiated every six months and is based on market rates.
     Repreve Renewable, LLC. On April 26, 2010, the Company entered into an agreement to form a new joint venture, Repreve Renewables. This joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union. The Company received a 40% ownership interest in the joint venture for its contribution of $4 million. In addition, the Company contributed $0.3 million for its share of initial working capital.
     Condensed combined balance sheet information and income statement information as of June 27, 2010, June 28, 2009, and June 29, 2008 of the combined unconsolidated equity affiliates were as follows (amounts in thousands):

	June 27, 2010
	PAL	Other	Total
Current assets	$198,958	$11,497	$210,455
Noncurrent assets	120,380	12,466	132,846
Current liabilities	48,220	5,238	53,458
Noncurrent liabilities	25,621	2,000	27,621
Shareholder’s equity and capital accounts	245,497	16,725	262,222

	June 28, 2009
	PAL	Other	Total
Current assets	$150,542	$2,329	$152,871
Noncurrent assets	98,460	3,433	101,893
Current liabilities	21,755	1,080	22,835
Noncurrent liabilities	8,405	—	8,405
Shareholder’s equity and capital accounts	218,842	4,682	223,524

	Fiscal Year Ended June 27, 2010
	PAL	Other	Total
Net sales	$599,926	$22,915	$622,841
Gross profit	53,715	3,481	57,196
Depreciation and amortization	21,245	1,599	22,844
Income from operations	37,388	1,508	38,896
Net income	37,660	1,296	38,956

	Fiscal Year Ended June 28, 2009
	PAL	Other	Total
Net sales	$408,841	$18,159	$427,000
Gross profit (loss)	24,011	(2,349)	21,662
Depreciation and amortization	18,805	1,896	20,701
Income (loss) from operations	14,090	(3,649)	10,441
Net income (loss)	10,367	(3,338)	7,029

	Fiscal Year Ended June 29, 2008
	PAL	Other	Total
Net sales	$460,497	$172,108	$632,605
Gross profit (loss)	21,504	(6,799)	14,705
Depreciation and amortization	17,777	8,486	26,263
Income (loss) from operations	10,437	(15,652)	(5,215)
Net income (loss)	24,269	(16,258)	8,011

     Review of Fiscal Year 2010 Results of Operations (52 Weeks) Compared to Fiscal Year 2009 (52 Weeks)
     The following table sets forth the income (loss) from continuing operations components for each of the Company’s business segments for fiscal year 2010 and fiscal year 2009. The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	Fiscal Year 2010		Fiscal Year 2009
		% to Total		% to Total	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Consolidated
Net sales
Polyester	$452,674	73.4	$403,124	72.8	12.3
Nylon	164,079	26.6	150,539	27.2	9.0

Total	616,753	100.0	553,663	100.0	11.4

		% to		% to
		Net sales		Net sales

Cost of sales
Polyester	401,640	65.1	386,201	69.8	4.0
Nylon	143,613	23.3	138,956	25.1	3.4

Total	545,253	88.4	525,157	94.9	3.8

Restructuring charges (recoveries)
Polyester	739	0.1	199	—	271.4
Nylon	—	—	73	—	—
Corporate	—	—	(181)	—	—

Total	739	0.1	91	—	712.1

Write down of long-lived assets
Polyester	100	—	350	—	(71.4)
Nylon	—	—	—	—	—

Total	100	—	350	—	(71.4)

Goodwill impairment
Polyester	—	—	18,580	3.4	—
Nylon	—	—	—	—	—

Total	—	—	18,580	3.4	—

Selling, general and administrative
Polyester	36,576	5.9	30,972	5.6	18.1
Nylon	9,607	1.6	8,150	1.5	17.9

Total	46,183	7.5	39,122	7.1	18.0

Provision for bad debts	123	—	2,414	0.4	(94.9)
Other operating (income) expenses, net	(1,033)	(0.1)	(5,491)	(1.0)	(81.2)
Non-operating (income) expenses, net	7,017	1.1	18,200	3.3	(61.4)

Income (loss) from continuing operations before income taxes	18,371	3.0	(44,760)	(8.1)	(141.0)
Provision for income taxes	7,686	1.3	4,301	0.8	78.7

Income (loss) from continuing operations	10,685	1.7	(49,061)	(8.9)	(121.8)
Income from discontinued operations, net of tax	—	—	65	0.1	—

Net income (loss)	$10,685	1.7	$(48,996)	(8.8)	(121.8)

     For fiscal year 2010, the Company recognized $18.4 million of income from continuing operations before income taxes which was an increase of $63.1 million over the prior year. The increase in income from continuing operations was primarily attributable to improved gross profit in both the domestic and Brazilian operations as a result of improvements in retail demand in the Company’s core markets year-over-year and a reduction in goodwill impairment charges recorded in fiscal year 2009.

     Consolidated net sales from continuing operations increased by $63.1 million, or 11.4%, for fiscal year 2010 compared to the prior year. For the fiscal year 2010, unit sales volumes increased by 15.9% reflecting improvements in both the domestic and Brazilian operations. As compared to the prior year, polyester volumes increased by 16.5% and nylon volumes increased by 11.3%. The increase in sales volumes was attributable to the recovery from the recent global economic downturn which had impacted all textile supply chains and markets. The weighted-average selling price per pound for the Company’s products on a consolidated basis decreased 4.5% as compared to the prior fiscal year. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
     Consolidated gross profit from continuing operations increased $43 million to $71.5 million for fiscal year 2010. This increase in gross profit was primarily attributable to higher sales volumes, improved conversions (net sales less raw material cost) and improved per unit manufacturing costs for both the polyester and nylon segments which resulted in a gross margin increase from 5.1% to 11.6%. Consolidated conversion per unit improved 5.1% as the Company recovered previously lost margins resulting from significantly higher raw material cost in the prior year. However, this recovery was mitigated by the impact of rising average raw material prices which began during the second quarter of fiscal year 2010. Gross profit was also positively impacted by improvements in manufacturing costs which declined 17.1% on a per unit basis. The improvements in manufacturing costs were attributable to increased capacity utilization and to the Company’s continued focus on process improvements over the past fiscal year. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
Selling, General, and Administrative Expenses
     Consolidated SG&A expenses increased by $7.1 million or 18.0% for fiscal year 2010. The increase in SG&A for fiscal year 2010 was primarily a result of increases of $5.2 million in fringe benefits which is primarily related to the Company’s dramatic year-over-year performance improvement. The remaining SG&A expenses increased by $1 million due to non-cash deferred compensation costs related to stock option grants, $0.5 million in other SG&A expenses, $0.2 million in employee relation expenses, and $0.2 million in sales and marketing expenses.
Provision for Bad Debts
     For fiscal year 2010, the Company recorded a $0.1 million provision for bad debts. This compares to a provision of $2.4 million recorded in the prior fiscal year. In fiscal year 2009, the Company experienced unfavorable adjustments as a result of the global decline in economic conditions, however in fiscal year 2010, the Company recorded favorable adjustments to the reserve related to the improved health of the economy and the related impact on the Company’s accounts receivable aging.
Other Operating (Income) Expense, Net
     Other operating (income) expense decreased from $5.5 million of income in fiscal year 2009 to $1 million of income in fiscal year 2010. The following table shows the components of other operating (income) expense:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009
	(Amounts in thousands)

Net (gain) loss on sale or disposal of PP&E	$680	$(5,856)
Gain from sale of nitrogen credits	(1,400)	—
Currency (gains) losses	(145)	354
Other, net	(168)	11

	$(1,033)	$(5,491)

     On September 29, 2008, the Company entered into an agreement to sell certain real property and related assets located in Yadkinville, North Carolina for $7 million. On December 19, 2008, the Company completed the sale which resulted in net proceeds of $6.6 million and a net pre-tax gain of $5.2 million in the second quarter of fiscal year 2009. During the third quarter of fiscal year 2010, the Company received $1.4 million from the sale of nitrogen credits related to the Kinston sales agreement as discussed in “Footnote 7-Assets Held for Sale” of the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest Expense (Interest Income)
     Interest expense decreased from $23.2 million in fiscal year 2009 to $21.9 million in fiscal year 2010 primarily due to lower average outstanding debt related to the Company’s 2014 notes. The Company had no outstanding borrowings under its Amended Credit Agreement as of June 27, 2010 and June 28, 2009. The weighted average interest rate of Company debt outstanding at June 27, 2010 and June 28, 2009 was 11.5% and 11.4%, respectively. Interest income was $3.1 million in fiscal year 2010 and $2.9 million in fiscal year 2009.
Equity in (Earnings) Losses of Unconsolidated Affiliates
     Equity in net income of the Company’s unconsolidated equity affiliates was $11.7 million in fiscal year 2010 compared to $3.3 million in fiscal year 2009. The Company’s 34% share of PAL’s earnings increased from $4.7 million of income in fiscal year 2009 to $11.6 million of income in fiscal year 2010 primarily due to improved economic conditions, the HBI supply agreement and the timing of the recognition of income related to the economic assistance benefits as discussed above in the “Joint Ventures and Other Equity Investments” section.
Income Taxes
     Income (loss) from continuing operations before income taxes is as follows:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009
	(Amounts in thousands)

Income (loss) from continuing operations before income taxes:
United States	$(4,399)	$(54,310)
Foreign	22,770	9,550

	$18,371	$(44,760)

     The provision for (benefit from) income taxes applicable to continuing operations for fiscal years 2010 and 2009 consists of the following:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009
	(Amounts in thousands)

Current:
Federal	$(48)	$—
Foreign	8,325	3,927

	8,277	3,927

Deferred:
Foreign	(591)	374

	(591)	374

Income tax provision	$7,686	$4,301

     The Company recognized income tax expense at an effective tax rate of 41.8% and 9.6% for fiscal year 2010 and 2009 respectively. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009

Federal statutory tax rate	35.0%	(35.0)%
State income taxes, net of federal tax benefit	(0.4)	(3.9)
Foreign income taxed at lower rates	(5.6)	2.1
Repatriation of foreign earnings	8.4	(3.9)
North Carolina investment tax credits expiration	5.2	2.2
Change in valuation allowance	(0.4)	45.2
Nondeductible expenses and other	(0.4)	2.9

Effective tax rate	41.8%	9.6%

     In fiscal year 2008, the Company accrued federal income tax on $5 million of dividends expected to be distributed from a foreign subsidiary in future fiscal periods and $0.3 million of dividends distributed from a foreign subsidiary during fiscal year 2008. During the third quarter of fiscal year 2009, management revised its assertion with respect to the repatriation of $5 million of dividends and at that time intended to permanently reinvest this $5 million amount outside of the U.S. During fiscal year 2010, the Company repatriated current foreign earnings of $5.2 million for which the Company recorded an accrual of the related federal income taxes. All remaining undistributed earnings are deemed to be indefinitely reinvested.
     As of June 27, 2010, the Company has $53.7 million in federal net operating loss carryforwards and $40.5 million in state net operating loss carryforwards that may be used to offset future taxable income. The Company also has $1.9 million in North Carolina investment tax credits and $0.3 million of charitable contribution carryforwards, the deferred income tax effects of which are fully offset by valuation allowances. The Company accounts for investment credits using the flow-through method. These carryforwards, if unused, will expire as follows:

Federal net operating loss carryforwards	2024 through 2030
State net operating loss carryforwards	2011 through 2030
North Carolina investment tax credit carryforwards	2011 through 2015
Charitable contribution carryforwards	2011 through 2015
     The Company had a valuation allowance of $40 million and $40.1 million for fiscal years 2010 and 2009 respectively. The $0.1 million net decrease in fiscal year 2010 resulted primarily from a decrease in temporary differences and the expiration of state income tax credit carryforwards which were offset by an increase in federal net operating loss carryforwards.
     Significant judgment is required in estimating valuation allowances for deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets. In its assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, the Company’s experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.
     The Company’s assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Accounting for deferred tax assets represents the Company’s best estimate of future events.

     Significant components of the Company’s deferred tax assets and liabilities as of June 27, 2010 and June 28, 2009 were as follows:

	June 27, 2010	June 28, 2009
	(Amounts in thousands)

Deferred tax assets:
Investments in unconsolidated affiliates	$16,331	$18,882
State tax credits	1,391	2,347
Accrued liabilities and valuation reserves	8,748	11,080
Net operating loss carryforwards	20,318	17,663
Intangible assets	8,483	8,809
Charitable contributions	222	253
Other items	2,428	2,392

Total gross deferred tax assets	57,921	61,426
Valuation allowance	(39,988)	(40,118)

Net deferred tax assets	17,933	21,308

Deferred tax liabilities:
PP&E	15,791	20,114
Other	616	387

Total deferred tax liabilities	16,407	20,501

Net deferred tax asset	$1,526	$807

Polyester Operations
     The following table sets forth the segment operating income (loss) components for the polyester segment for fiscal year 2010 and fiscal year 2009. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2010		Fiscal Year 2009
		% to		% to
		Net sales		Net sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Net sales	$452,674	100.0	$403,124	100.0	12.3
Cost of sales	401,640	88.7	386,201	95.8	4.0
Restructuring charges	739	0.2	199	0.0	271.4
Write down of long-lived assets	100	0.0	350	0.1	(71.4)
Goodwill impairment	—	—	18,580	4.6	—
Selling, general and administrative expenses	36,576	8.1	30,972	7.7	18.1

Segment operating income (loss)	$13,619	3.0	$(33,178)	(8.2)	(141.0)

     In fiscal year 2010, consolidated polyester net sales increased by $49.6 million, or 12.3% compared to fiscal year 2009. The Company’s polyester segment sales volumes increased approximately 16.5% and the weighted-average selling price decreased approximately 4.2%. Polyester segment sales exclusive of intercompany eliminations consist of $314 million from the U.S. manufacturing operations, $130 million from the Brazilian manufacturing operations, $18.2 million from the China sales operations, and $3.9 million from the UCA resale operations compared to $291 million, $114 million, $3 million, and nil, respectively in fiscal year 2009.
     Domestically, polyester net sales increased by $14.5 million, or 5.1% as compared to fiscal year 2009. Domestic sales volumes increased 12.8% while the weighted-average selling price decreased approximately 7.8%. The improvement in domestic polyester sales volume in fiscal year 2010 related to increases in domestic retail sales which favorably impacted the Company’s core markets when compared to fiscal year 2009. The decrease in domestic weighted-average selling price reflected a shift of the Company’s sales product mix to a higher percentage of commodity products to fully utilize the Company’s manufacturing capacity.
     The Company’s Chinese subsidiary, UTSC, increased its polyester net sales to $18.2 million in fiscal year 2010 as compared to $3 million in fiscal year 2009 as the Company strategically improved its development, sourcing, resale and servicing of PVA products in the Asian region. UTSC began selling products to its customers in February 2009.

     Gross profit for the consolidated polyester segment increased by $34.1 million, or 201.6%, over fiscal year 2009. Gross margin increased from 4.2% in fiscal year 2009 to 11.3% in fiscal year 2010. Polyester conversion dollars improved on a per unit basis by 7.3% while per unit manufacturing costs decreased by 18.1%. The decrease in manufacturing costs consisted of decreased per unit variable manufacturing costs of 16.1% and decreased per unit fixed manufacturing costs of 22.2% as a result of significantly higher sales related to higher capacity utilization levels.
     Domestic polyester gross profit increased by $18.8 million over fiscal year 2009 primarily as a result of improved conversion dollars and lower manufacturing costs. Domestic polyester conversion increased by $10.5 million but decreased 1.6% on a per unit basis due to a lower margin sales mix and higher volumes. Variable manufacturing costs decreased by $2.9 million, and on a per pound basis, decreased 15.1% primarily as a result of operational improvements implemented during the past fiscal year which resulted in lower wage expenses of $2 million as well as higher capacity utilization rates. As compared to fiscal year 2009, fixed manufacturing costs declined by $5.4 million primarily as a result of decreases in depreciation expense of $2.9 million, allocated expenses from the Company’s former China joint venture of $1 million, expense projects of $0.8 million, and property tax expenses of $0.6 million.
     On a local currency basis, gross profit for the Company’s Brazilian operation increased by R$21.5 million, or 64.4% on a per pound basis for the year ended June 27, 2010 compared to the prior year. Net sales increased R$5.8 million or 2.5% however sales prices declined 4.6% on a per unit basis due in part to local competition in the Brazilian market. Brazilian polyester sales volumes increased by 7.5% over the prior fiscal year. Conversion improved 29.0% on a per unit basis which was mainly driven by declines in per unit raw material costs of 17.1% related to improved fiber costs. The strengthening Brazilian exchange rate over the U.S. dollar gave the subsidiary more purchasing power since it purchases most of its raw materials in U.S. dollars. Variable manufacturing costs increased R$0.9 million due to a higher sales percentage of manufactured products versus resale products while decreasing 3.2% on a per pound basis reflecting a higher capacity utilization rate. Fixed manufacturing costs increased R$1.5 million due to the higher mix of manufactured products sold while decreasing 7.9% on a per pound basis. On a U.S. dollar basis net sales increased by $16.7 million or 14.8% in fiscal year 2010 compared to the prior year primarily as a result of $13.1 million in positive currency exchange impact. Gross profit increased by $12.9 million, or 75.2% on a per unit basis.
     SG&A expenses for the polyester segment increased by $5.6 million or 18.1% for fiscal year 2010 compared to fiscal year 2009. The polyester segment’s SG&A expenses consist of polyester foreign subsidiaries’ costs and allocated domestic costs. The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every year based on specific budgeted cost drivers.
     The polyester segment net sales, gross profit and SG&A expenses as a percentage of total consolidated amounts were 73.4%, 71.4% and 79.2% for fiscal year 2010 compared to 72.8%, 59.4% and 79.2% for fiscal year 2009, respectively.
Nylon Operations
     The following table sets forth the segment operating profit components for the nylon segment for fiscal year 2010 and fiscal year 2009. The table also sets forth the percent to net sales and the percentage increase or decrease over the prior year:

	Fiscal Year 2010		Fiscal Year 2009
		% to		% to
		Net sales		Net sales	% Inc. (Dec.)
	(Amounts in thousands, except percentages)
Net sales	$164,079	100.0	$150,539	100.0	9.0
Cost of sales	143,613	87.5	138,956	92.3	3.4
Restructuring charges	—	—	73	—	—
Selling, general and administrative expenses	9,607	5.9	8,150	5.4	17.9

Segment operating profit	$10,859	6.6	$3,360	2.3	223.2

     Fiscal year 2010 nylon net sales increased by $13.5 million, or 9.0% compared to fiscal year 2009. The Company’s nylon segment sales volumes increased by 11.3% while the weighted-average selling price decreased by 2.3%. The improvement in nylon sales volume was primarily due to greater demand for its nylon products in the legwear and apparel markets as compared to the prior year. The reduction in the average selling price was primarily due to shift in the mix of products sold. Nylon segment sales exclusive of intercompany eliminations consist of $160 million from the U.S.

manufacturing operations, $4.9 million from the Colombian manufacturing operations, and $1.8 million from the UCA resale operations compared to $148 million, $3.2 million, and nil, respectively in fiscal year 2009.
     After being negatively impacted by the economic downturn during fiscal year 2009, the nylon segment sales improved considerably during fiscal year 2010 due to the recovery of apparel retail sales and strength in regional sourcing. The continued emergence of shape-wear, further potential expansion of regional sourcing, and projected growth of the Company’s leading domestic hosiery producer are expected to provide growth for the Company in this segment for the remainder of calendar year 2010.
     Gross profit for the nylon segment increased by $8.9 million, or 76.7% in fiscal year 2010. The nylon segment experienced an increase in conversion of $8.3 million, or 3.0% on a per unit basis due to the recovery of previously lost margins resulting from significantly higher raw material cost incurred in the prior fiscal year. Manufacturing costs decreased by $0.6 million, or 11.3% on a per unit basis. Variable manufacturing costs increased by $1.9 million, or 5.5% primarily from higher wage and fringe expense of $0.5 million, utilities of $1.1 million, and packaging costs of $0.4 million, however, on a per unit basis decreased 5.1% reflecting a higher capacity utilization rate. Fixed manufacturing costs decreased by $2.5 million, or 23.9% primarily due to lower depreciation expense of $3.2 million offset by higher allocated manufacturing costs of $0.7 million.
     SG&A expenses for the nylon segment increased by $1.5 million or 17.9% in fiscal year 2010. The nylon segment’s SG&A expenses consist of nylon foreign subsidiary costs and allocated domestic costs. The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every year based on specific budgeted cost drivers.
     The nylon segment net sales, gross profit and SG&A expenses as a percentage of total consolidated amounts were 26.6%, 28.6% and 20.8% for fiscal year 2010 compared to 27.2%, 40.6% and 20.8% for fiscal year 2009, respectively.

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

	Fiscal Year 2009		Fiscal Year 2008
		% to Total		% to Total	% Inc. (Dec.)
	(Amounts in thousands, except percentages)

Consolidated
Net sales
Polyester	$403,124	72.8	$530,567	74.4	(24.0)
Nylon	150,539	27.2	182,779	25.6	(17.6)

Total	553,663	100.0	713,346	100.0	(22.4)

		% to		% to
		Net sales		Net sales

Cost of sales
Polyester	386,201	69.8	494,209	69.3	(21.9)
Nylon	138,956	25.1	168,555	23.6	(17.6)

Total	525,157	94.9	662,764	92.9	(20.8)

Restructuring charges
Polyester	199	—	3,818	0.6	(94.8)
Nylon	73	—	209	—	(65.1)
Corporate	(181)	—	—	—	—

Total	91	—	4,027	0.6	(97.7)

Write down of long-lived assets
Polyester	350	—	2,780	0.4	(87.4)
Nylon	—	—	—	—	—

Total	350	—	2,780	0.4	(87.4)

Goodwill impairment
Polyester	18,580	3.4	—	—	—
Nylon	—	—	—	—	—

Total	18,580	3.4	—	—	—

Selling, general and administrative
Polyester	30,972	5.6	40,606	5.7	(23.7)
Nylon	8,150	1.5	6,966	1.0	17.0

Total	39,122	7.1	47,572	6.7	(17.8)

Provision for bad debts	2,414	0.4	214	—	1,028.0
Other operating (income) expenses, net	(5,491)	(1.0)	(6,427)	(0.9)	(14.6)
Non-operating (income) expenses, net	18,200	3.3	32,742	4.6	(44.4)

Loss from continuing operations before income taxes	(44,760)	(8.1)	(30,326)	(4.3)	47.6

Provision (benefit) for income taxes	4,301	0.8	(10,949)	(1.5)	(139.3)

Loss from continuing operations	(49,061)	(8.9)	(19,377)	(2.8)	153.2
Income from discontinued operations, net of tax	65	0.1	3,226	0.5	(98.0)

Net loss	$(48,996)	(8.8)	$(16,151)	(2.3)	203.4

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

     Consolidated net sales from continuing operations decreased $160 million, or 22.4%, for fiscal year 2009. For the fiscal year 2009, unit sales volumes decreased 22.9% primarily due to the global economic downturn which impacted all textile supply chains and markets as discussed earlier. Compared to prior year, polyester volumes decreased 23.9% and nylon volumes decreased 15.8%. The weighted-average price per pound for the Company’s products on a consolidated basis remained flat as compared to the prior fiscal year. Refer to the segment operations under the captions “Polyester Operations” and “Nylon Operations” for a further discussion of each segment’s operating results.
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
     During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining machinery and equipment at Dillon. The Company sold several machines to a foreign subsidiary and in addition transferred several other machines to its Yadkinville, North Carolina facility. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. The last five remaining machines were scrapped for spare parts inventory. These eleven machines were written down to fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value was depreciated over a two year period which is consistent with the life of the lease.
     In addition, during the second quarter of fiscal year 2008, the Company negotiated with a third party to sell its Kinston, North Carolina polyester facility. Based on appraisals, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, the Company recorded $0.7 million in non-cash impairment charges. On March 20, 2008, the Company completed the sale of assets located in Kinston. The Company retained the right to sell certain idle polyester assets for a period of two years ending in March 2010. At that time, the assets reverted back to DuPont with no consideration paid to the Company.
     During the fourth quarter of fiscal year 2009, the Company determined that a review of the remaining assets held for sale located in Kinston, North Carolina was necessary as a result of sales negotiations. The cash flow projections related to these assets were based on the expected sales proceeds, which were estimated based on the current status of negotiations with a potential buyer. As a result of this review, the Company determined that the carrying value of the assets exceeded the fair value and recorded $0.4 million in non-cash impairment charges related to these assets held for sale.
Goodwill Impairment
     The Company’s balance sheet at December 28, 2008 reflected $18.6 million of goodwill, all of which related to the acquisition of Dillon in January 2007. The Company previously determined that all of this goodwill should be allocated to the domestic polyester reporting unit. Based on a decline in its market capitalization during the third quarter of fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill during the quarter ended March 29, 2009. In connection with this third quarter interim impairment analysis, the Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The projected cash flows were based on the Company’s forecasts of volume, with consideration of relevant industry and macroeconomic trends. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach utilizing market multiples of “guideline” publicly traded companies. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18.6 million in the third quarter of fiscal year 2009.
Selling, General, and Administrative Expenses
     Consolidated SG&A expenses decreased by $8.5 million or 17.8% for fiscal year 2009. The decrease in SG&A for fiscal year 2009 was primarily a result of decreases of $4.1 million in executive severance costs in fiscal year 2008, $1.2 million in deposit write offs in fiscal year 2008, $1.3 million in salaries and fringe benefit costs, $1.3 million related to the Brazilian operation, $0.8 million in depreciation expenses, $0.7 million in insurance expenses, and $0.2 million in equipment leases and maintenance expenses offset by increases of $0.6 million in deferred compensation charges, $0.3 million in amortization of Dillon acquisition costs, and $0.2 million in amortization of Burke Mills Inc. acquisition costs. Included in the above decreases in SG&A was a decrease of $0.9 million primarily due to currency exchange differences related to the translation of the Company’s Brazilian operation.
Provision for Bad Debts
     For fiscal year 2009, the Company recorded a $2.4 million provision for bad debts. This compares to a provision of $0.2 million recorded in fiscal year 2008. In fiscal year 2008, the Company recorded favorable adjustments to the reserve related to its domestic and Brazilian operations, while in fiscal year 2009, the Company experienced unfavorable adjustments as a result of the recent decline in economic conditions.

Other Operating (Income) Expense, Net
     Other operating (income) expense decreased from $6.4 million of income in fiscal year 2008 to $5.5 million of income in fiscal year 2009. The following table shows the components of other operating (income) expense:

	Fiscal Years Ended
	June 28, 2009	June 29, 2008
	(Amounts in thousands)

Net gains on sales of PP&E	$(5,856)	$(4,003)
Gain from sale of nitrogen credits	—	(1,614)
Currency losses	354	522
Technology fees from China joint venture	—	(1,398)
Other, net	11	66

	$(5,491)	$(6,427)

Interest Expense (Interest Income)
     Interest expense decreased from $26.1 million in fiscal year 2008 to $23.2 million in fiscal year 2009 due primarily to lower borrowings under the Amended Credit Agreement and lower average outstanding debt related to the Company’s 2014 notes. The Company had nil and $3 million of outstanding borrowings under its Amended Credit Agreement as of June 28, 2009 and June 29, 2008, respectively. The weighted average interest rate of Company debt outstanding at June 28, 2009 and June 29, 2008 was 11.4% and 11.3%, respectively. Interest income was $2.9 million in both fiscal years 2009 and 2008.
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
     In July 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese regulatory approvals. In connection with a review of the YUFI value during negotiations related to the sale, the Company initiated a review of the carrying value of its investment in YUFI. As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.5 million in the fourth quarter of fiscal year 2008.
     During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC from $10 million to $9 million. As a result, the Company recorded an additional impairment charge of $1.5 million, which included $0.5 million related to certain disputed accounts receivable and $1 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price, was lower than carrying value. During the fourth quarter of fiscal year 2009, the Company completed the sale of YUFI to YCFC.

Income Taxes
     Loss from continuing operations before income taxes is as follows:

	Fiscal Years Ended
	June 28, 2009	June 29, 2008
	(Amounts in thousands)

Loss from continuing operations before income taxes:
United States	$(54,310)	$(25,096)
Foreign	9,550	(5,230)

	$(44,760)	$(30,326)

     The provision for (benefit from) income taxes applicable to continuing operations for fiscal years 2009 and 2008 consists of the following:

	Fiscal Years Ended
	June 28, 2009	June 29, 2008
	(Amounts in thousands)

Current:
Federal	$—	$(5)
State	—	(45)
Foreign	3,927	5,296

	3,927	5,246

Deferred:
Federal	—	(14,504)
Repatriation of foreign earnings	—	1,866
State	—	(1,635)
Foreign	374	(1,922)

	374	(16,195)

Income tax provision (benefit)	$4,301	$(10,949)

     The Company recognized income tax expense (benefit) at an effective tax rate of 9.6% and (36.1)% for fiscal years 2009 and 2008 respectively. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	Fiscal Years Ended
	June 28, 2009	June 29, 2008

Federal statutory tax rate	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(3.9)	(3.1)
Foreign income taxed at lower rates	2.1	17.2
Repatriation of foreign earnings	(3.9)	6.2
North Carolina investment tax credits expiration	2.2	8.0
Change in valuation allowance	45.2	(26.0)
Nondeductible expenses and other	2.9	(3.4)

Effective tax rate	9.6%	(36.1)%

     In fiscal year 2008, the Company accrued federal income tax on approximately $5 million of dividends expected to be distributed from a foreign subsidiary in future periods and approximately $0.3 million of dividends distributed from a foreign subsidiary in fiscal year 2008. During the third quarter of fiscal year 2009, management revised its assertion with respect to the repatriation of $5 million of dividends and now intends to permanently reinvest this amount outside of the U.S.
     As of June 28, 2009, the Company had $46.7 million in federal net operating loss carryforwards and $41.3 million in state net operating loss carryforwards that may be used to offset future taxable income. The Company also has $5.2 million in North Carolina investment tax credits and $0.6 million of charitable contribution carryforwards, the deferred income tax effects of which are fully offset by valuation allowances. The Company accounts for investment credits using the flow-through method.

     These carryforwards, if unused, will expire as follows:

Federal net operating loss carryforwards	2024 through 2029
State net operating loss carryforwards	2011 through 2030
North Carolina investment tax credit carryforwards	2010 through 2015
Charitable contribution carryforwards	2010 through 2014
     The Company had a valuation allowance of $40.1 million and $19.8 million for fiscal years 2009 and 2008 respectively. The $20.3 net increase in fiscal year 2009 resulted primarily from an increase in federal net operating loss carryforwards and the impairment of goodwill. For the year ended June 29, 2008, the valuation allowance decreased approximately $12 million primarily as a result of the reduction in federal net operating loss carryforwards and the expiration of state income tax credit carryforwards.
     Significant judgment is required in estimating valuation allowances for deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets. In its assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, the Company’s experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.
     The Company’s assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Accounting for deferred tax assets represents the Company’s best estimate of future events.
     Significant components of the Company’s deferred tax assets and liabilities as of June 28, 2009 and June 29, 2008 were as follows:

	June 28, 2009	June 29, 2008
	(Amounts in thousands)

Deferred tax assets:
Investments in unconsolidated affiliates	$18,882	$20,267
State tax credits	2,347	3,310
Accrued liabilities and valuation reserves	11,080	12,767
Net operating loss carryforwards	17,663	5,869
Intangible assets	8,809	2,133
Charitable contributions	253	643
Other items	2,392	2,426

Total gross deferred tax assets	61,426	47,415
Valuation allowance	(40,118)	(19,825)

Net deferred tax assets	21,308	27,590

Deferred tax liabilities:
PP&E	20,114	24,296
Unremitted foreign earnings	—	1,750
Other	387	113

Total deferred tax liabilities	20,501	26,159

Net deferred tax asset	$807	$1,431

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

     In fiscal year 2009, consolidated polyester net sales decreased $127 million, or 24.0% compared to fiscal year 2008. The Company’s polyester segment sales volumes decreased approximately 23.9% and the weighted-average selling price decreased approximately 0.2%.
     Domestically, polyester net sales decreased $115 million, or 28.7% as compared to fiscal year 2008. Domestic sales volumes decreased 32.1% while average unit prices increased approximately 3.4%. The decline in domestic polyester sales volume related to difficult market conditions in fiscal year 2009 and management’s decision to exit unprofitable commodity POY business in Kinston, North Carolina. The increase in domestic weighted-average selling price reflects a shift of the Company’s product offerings to PVA products and an incremental sales price increase driven by higher material costs.
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
     Domestic gross profit decreased $21 million, or 91.5% over fiscal year 2008 as a result of lower sales volumes and increased raw material costs. The Company experienced a decline in its domestic polyester conversion margin of $47.2 million, a per unit decrease of 2% over the prior fiscal year. Variable manufacturing costs decreased $22.2 million primarily as a result of lower volumes, utility costs, wage expenses, and other miscellaneous manufacturing costs; however, on a per unit basis variable manufacturing costs increased 12% due to the lower sales volumes. Fixed manufacturing costs also declined $3.9 million as compared to fiscal year 2008 primarily as a result of lower depreciation expense and reduced costs related to asset consolidations while increasing 20% on a per unit basis also due to lower sales volumes.
     On a local currency basis, per unit net sales from the Company’s Brazilian texturing operation remained flat while raw material costs increased 11%, variable manufacturing costs decreased by 63% and fixed manufacturing costs increased 5%. The increase in raw material prices was the result of the global effect of rising crude oil prices on raw material costs discussed above and fluctuations in foreign currency exchange rates as the Company’s Brazilian operation predominately purchases its raw material in U.S. dollars whereas the functional currency is the Brazilian Real. Variable manufacturing costs decreased primarily due to lower volumes, an increase in certain tax incentives, reduced wages and fringe benefits and reduced packaging costs. Fixed manufacturing costs increased on a per unit basis due to lower manufactured sales pounds. Net sales, conversion, and gross profit were further reduced on a U.S. dollar basis due to unfavorable changes in the currency exchange rate. On a per unit basis, net sales, conversion margin and gross profit decreased an additional 12%, 9% and 10%, respectively related to the unfavorable change in the currency exchange rate. The effect of the change in currency on net sales, conversion margin and gross profit on a U.S. dollar basis was $17.5 million, $6 million and $2 million, respectively.

     SG&A expenses for the polyester segment decreased $9.6 million for fiscal year 2009 compared to fiscal year 2008. The polyester segment’s SG&A expenses consist of polyester foreign subsidiaries costs and allocated domestic costs. The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every year based on specific budgeted cost drivers which resulted in a lower allocation percentage in fiscal year 2009 as compared to the prior year.
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
     SG&A expenses for the nylon segment increased $1.2 million in fiscal year 2009. The nylon’s segment’s SG&A expenses consist of nylon foreign subsidiary costs and allocated domestic costs. The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every year based on specific budgeted cost drivers which resulted in a higher allocation percentage in fiscal year 2009 as compared to fiscal year 2008.
     The nylon segment net sales, gross profit and SG&A expenses as a percentage of total consolidated amounts were 27.2%, 40.6% and 20.8% for fiscal year 2009 compared to 25.6%, 28.1% and 14.6% for fiscal year 2008, respectively.
Liquidity and Capital Resources
Liquidity Assessment
     The Company’s primary capital requirements are for working capital, capital expenditures, debt repayment and service of indebtedness. Historically the Company has met its working capital and capital maintenance requirements from its operations. Asset acquisitions and joint venture investments have been financed by asset sales proceeds, cash reserves and borrowing under its financing agreements discussed below.

     In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditures and enable cost reductions through restructuring projects as follows:
•
Capital Expenditures. During fiscal year 2010, the Company spent $13.1 million on capital expenditures compared to $15.3 million in the prior year. The Company estimates its fiscal year 2011 capital expenditures will be approximately $22 million which includes $6 to $8 million of capital expenditures focused on sustaining the current productivity levels of its plants and equipment at world class operating levels out into the future. Additionally, in certain years, the Company strategically invests in capital projects in order to increase asset flexibility and product capabilities. As part of the projected capital expenditures, the Company has started investing in capital projects related to the backward supply chain integration for its 100% recycled Repreve® product. The Company expects these projects to be completed by the third quarter of fiscal year 2011. The total investment in these capital projects is expected to be approximately $8 million of which the Company has incurred $1.2 million as of June 27, 2010. This recycling capital project is part of the Company’s overall strategy designed to further develop its PVA product flexibility and capabilities to compete in this growing segment. From time to time, the Company may have restricted cash from the sale of certain nonproductive assets reserved for domestic capital expenditures in accordance with its long-term borrowing agreements. As of June 27, 2010, the Company had no restricted cash funds that are required to be used for domestic capital expenditures. The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

•
Joint Venture Investments. On April 26, 2010, the Company entered into an agreement to form a new joint venture, Repreve Renewables. This joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union. The Company received a 40% ownership interest in the joint venture for its contribution of $4 million. In addition, the Company contributed $0.3 million for its share of initial working capital.

During fiscal year 2010, the Company received $3.3 million in dividend distributions from its joint ventures. Historically the Company has received distributions from certain of its joint ventures every year. Although the operating results of such joint ventures have improved substantially during the 2010 fiscal year, there is no guarantee that it will continue to receive distributions in the future.

The Company may from time to time increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

•
Investment. In the third quarter of fiscal year 2010, the Company established a wholly-owned subsidiary to provide a base of operations in El Salvador. The total investment in UCA is expected to be approximately $16 million of which $10 million is projected to be intercompany funded working capital and $3.2 million is projected to fund intercompany sales of PP&E. UCA began selling U.S. manufactured products during the third quarter of fiscal year 2010 and expects to be manufacturing to its capacity by the end of December 2010.

     As discussed below in “Long-Term Debt”, the Company’s Amended Credit Agreement contains customary covenants for asset based loans which restrict future borrowings and capital spending. It includes a trailing twelve month fixed charge coverage ratio that restricts the guarantor’s ability to use domestic cash to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of June 27, 2010 the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore not permitted to use domestic cash to invest in joint ventures or to acquire the assets or capital stock of another entity.

Cash Provided by Continuing Operations
     The following table summarizes the net cash provided by continuing operations for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008.

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in millions)

Cash provided by continuing operations
Cash Receipts:
Receipts from customers	$605.1	$572.6	$708.7
Dividends from unconsolidated affiliates	3.3	3.7	4.5
Other receipts	4.2	2.7	6.5
Cash Payments:
Payments to suppliers and other operating cost	460.2	432.3	549.4
Payments for salaries, wages, and benefits	99.8	99.9	117.2
Payments for restructuring and severance	2.5	4.0	11.2
Payments for interest	21.0	22.6	25.3
Payments for taxes	8.5	3.2	2.9

Cash provided by continuing operations	$20.6	$17.0	$13.7

     Cash received from customers increased from $573 million in fiscal year 2009 to $605 million in fiscal year 2010 primarily due to higher net sales volumes. Payments to suppliers and for other operating costs increased from $432 million in fiscal year 2009 to $460 million in fiscal year 2010 primarily as a result of higher volumes partially offset by lower raw material costs. Salary, wage and benefit payments remained flat from $99.9 million in fiscal year 2009 to $99.8 million in fiscal year 2010 as a result of decreased salaries and wages offset by increased fringe benefits. Interest payments decreased from $22.6 million in fiscal year 2009 to $21 million in fiscal year 2010 primarily due to the reduction of outstanding 2014 bonds and lower revolver fees. Restructuring and severance payments were $2.5 million for fiscal year 2010 compared to $4 million for fiscal year 2009. Taxes paid by the Company increased from $3.2 million to $8.5 million as a result of an increase in tax liabilities related to the Company’s Brazilian subsidiary. The Company received cash dividends of $3.3 million and $3.7 million from PAL in fiscal years 2010 and 2009, respectively. Other receipts increased from $2.7 million in fiscal year 2009 to $4.2 million in fiscal year 2010 due to the sale of $1.4 million of nitrogen credits during fiscal year 2010. Other receipts include miscellaneous income items and interest income.
     Cash received from customers decreased from $709 million in fiscal year 2008 to $573 million in fiscal year 2009 due to lower net sales related to the economic downturn which began in the second quarter of fiscal year 2009. Payments to suppliers and for other operating costs decreased from $549 million in 2008 to $432 million in fiscal year 2009 primarily as a result of the reduction in production as the Company focused on reducing its inventories to conform to lower consumer demand. Salary, wage and benefit payments decreased from $117 million to $99.9 million, also as a result of reduced production and asset consolidation efficiencies. Interest payments decreased from $25.3 million in fiscal year 2008 to $22.6 million in fiscal year 2009 primarily due to the reduction of outstanding 2014 bonds discussed below. Restructuring and severance payments were $4 million for fiscal 2009 compared to $11.2 million for fiscal year 2008 as a result of the completion of many of the Company’s reorganization strategies. Taxes paid by the Company increased from $2.9 million to $3.2 million as a result of an increase in tax liabilities related to the Company’s Brazilian subsidiary. The Company received cash dividends of $3.7 million and $4.5 million from PAL in fiscal years 2009 and 2008, respectively. Other receipts declined from $6.5 million in fiscal year 2008 to $2.7 million in fiscal year 2009 due to the sale of nitrogen credits in fiscal year 2008. Other receipts include miscellaneous income items and interest income.
     Working capital decreased from $176 million at June 28, 2009 to $175 million at June 27, 2010 due to increases in accounts payable of $14.6 million, increases in current maturities of notes payable, long-term debt and other liabilities of $8.5 million, increases in accrued expenses of $6.4 million, decreases in restricted cash of $6.5 million, and decreases in assets held for sale of $1.3 million, offset by increases in inventories of $21.3 million, increases in accounts receivables of $13.4 million, increases in other current assets of $0.7 million, increases in deferred income tax of $0.4 million, and decreases in income tax payable of $0.2 million.
Cash Used in (Provided by) Investing Activities and Financing Activities
     The Company utilized $8.9 million for net investing activities and utilized $13.3 million in net financing activities during fiscal year 2010. The primary cash expenditures during fiscal year 2010 included $13.1 million for capital expenditures, $7.9 million net for payments of debt, $4.8 million of investments in unconsolidated affiliates, $5 million for the purchase and retirement of Company stock, $0.4 million for other financing activities, and $0.2 million of other investing activities, offset by transfers of $7.5 million in restricted cash and $1.7 million of proceeds from the sale of capital assets.
     The Company generated cash flows of $25.3 million from net investing activities and utilized $16.8 million in net financing activities during fiscal year 2009. The primary cash expenditures during fiscal year 2009 included $20.3 million net for payments of debt, $15.3 million for capital expenditures, $0.5 million of acquisitions, $0.3 million for other financing activities, and $0.2 million of split dollar life insurance premiums, offset by transfers of $25.3 million in restricted cash, $9 million from proceeds from the sale of equity affiliate, $7 million from the proceeds from the sale of capital assets, and $3.8 million from exercise of stock options. Related to the sales of capital assets, the Company sold one property totaling 380,000 square feet at an average selling price of $18.45 per square foot.
     The Company utilized $1.6 million for net investing activities and utilized $35 million in net financing activities during fiscal year 2008. The primary cash expenditures during fiscal year 2008 included $34.3 million net for payments of the credit line revolver, $14.2 million for restricted cash, $12.8 million for capital expenditures, $1.1 million of acquisitions, $1.1 million for other financing activities, $0.2 million of split dollar life insurance premiums and $0.1 million of other investing activities offset by $17.8 million from the proceeds from the sale of capital assets, $8.7 million from proceeds from the sale of equity affiliate, $0.4 million from exercise of stock options, and $0.3 million from collection of notes receivable. Related to the sales of capital assets, the Company sold several properties totaling 2.7 million square feet with an average selling price of $9.81 per square foot adjusted down for partial sales and nonproductive assets.
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
     Note Repurchases. The Company may, from time to time, seek to retire or purchase its outstanding, debt in open market purchases, in privately negotiated transactions or by calling a portion of the notes under the terms of the Indenture. Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
Contingencies
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
     Berry Amendment Contingencies. The Company is aware of certain claims and potential claims against it for the alleged use of non-compliant “Berry Amendment” nylon POY in yarns that the Company sold which may have ultimately been used to manufacture certain U.S. military garments (the “Military Claims”). As of June 27, 2010 the Company recorded an accrual for the Military Claims of which one was settled on or about July 19, 2010 in the amount of $0.2 million.
Long-Term Debt
     On May 26, 2006, the Company issued $190 million of 11.5% 2014 notes due May 15, 2014. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its Amended Credit Agreement as discussed below. The assets include but are not limited to, property, plant and equipment, domestic capital stock and some foreign capital stock. Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, at June 27, 2010 was approximately $184 million.
     In accordance with the 2014 notes collateral documents and the indenture, the proceeds from the sale of PP&E (First Priority Collateral) will be deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. From May 26, 2006 through June 27, 2010, the Company sold PP&E secured by first-priority liens in an aggregate amount of $26.1 million and purchased qualifying assets in the same amount, leaving no funds remaining in the First Priority Collateral Account.
     After May 15, 2010, the Company can elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs. As of June 27, 2010, no such optional redemptions had occurred. However, on May 25, 2010, the Company announced that it was calling for the redemption of $15 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed notes. This redemption was subsequently completed on June 30, 2010 and was financed through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility discussed below. As a result, the Company will record a $1.1 million charge for the early extinguishment of debt in the September 2010 quarter.
     The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them. Such purchases of the 2014 notes will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. On September 15, 2009, the Company repurchased and retired notes having a face value of $0.5 million in open market purchases. The gain on this repurchase offset by the write-off of the respective unamortized issuance cost of the 2014 notes resulted in a net gain of $54 thousand.
     On September 9, 2010, the Company and the Subsidiary Guarantors (as co-borrowers) entered into the First Amended Credit Agreement with Bank of America, N.A. (as both Administrative Agent and Lender thereunder). The First Amended Credit Agreement provides for a revolving credit facility in an amount of $100 million (with the ability of the Company to request that the borrowing capacity be increased up to $150 million) and matures on September 9, 2015, provided that unless the 2014 notes have been prepaid, redeemed, defeased or otherwise repaid in full on or before February 15, 2014, the maturity date will be adjusted to February 15, 2014. The First Amended Credit Agreement amends the Amended Credit Agreement which had a stated maturity date of May 15, 2011. See Footnote 3. Long-term Debt and Other Liabilities included in the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 2010 for a discussion of terms and covenants of the Amended Credit Agreement. As of June 27, 2010, under the terms of the Amended Credit Agreement, the Company had no outstanding borrowings and borrowing availability of $73.9 million.

     The First Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the 2014 notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the First Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.
     Borrowings under the First Amended Credit Agreement bear interest at rates of LIBOR plus 2.00% to 2.75% and/or prime plus 0.75% to 1.50%. The interest rate matrix is based on the Company’s excess availability under the First Amended Credit Agreement. The unused line fee under the First Amendend Credit Agreement is 0.375% to 0.50% of the unused line amount. In connection with the First Amended Credit Agreement, the Company estimates that there will be fees and expenses totaling approximately $0.8 million, which will be added to the $0.2 million of remaining debt origination costs from the Amended Credit Agreement and amortized over the term of the facility.
     The First Amended Credit Agreement contains customary affirmative and negative covenants for asset-based loans that restrict future borrowings and certain transactions. Such covenants include restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of the Company’s capital stock, any subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on the Company’s property, any subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. The covenants under the First Amended Credit Agreement are, however, generally less restrictive than the Amended and Restated Credit Agreement as the Company is no longer required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 to make certain distributions and investments so long as pro forma excess availability is at least 27.5% of the total credit facility. These distributions and investments include (i) the payment or making of any dividend, (ii) the redemption or other acquisition of any of the Company’s capital stock, (iii) cash investments in joint ventures, (iv) acquisition of the property and assets or capital stock or a business unit of another entity and (v) loans or other investments to a non-borrower subsidiary. The First Amended Credit Agreement does require the Company to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0 should borrowing availability decrease below 15% of the total credit facility. There are no capital expenditure limitations under the First Amended Credit Agreement.
     On May 20, 1997, the Company entered into a sale leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. During fiscal year 2008, management determined that it was not likely that the Company would purchase back the property at the end of the lease term even though the Company retains the right to purchase the property under the agreement on any semi-annual payment date in the amount pursuant to a prescribed formula as defined in the agreement. As of June 27, 2010 and June 28, 2009, the balance of the capital lease obligation was $0.7 million and $1 million and the net book value of the related assets was $1.6 million and $2.2 million, respectively. Payments for the remaining balance of the sale leaseback agreement are due annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next two years are $0.3 million. The interest rate implicit in the agreement is 7.84%.
     Unifi do Brazil, received loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans had a 2.5% origination fee and an effective interest rate equal to 50% of the Brazilian inflation rate. The loans were collateralized by a performance bond letter issued by a Brazilian bank, which secured the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil made certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earned interest at a rate equal to approximately 100% of the Brazilian prime interest rate. The ability to make new borrowings under the tax incentive program ended in May 2008.

     The following table summarizes the maturities of the Company’s long-term debt and other noncurrent liabilities on a fiscal year basis:

Aggregate Maturities
(Amounts in thousands)
Balance at
June 27, 2010	2011	2012	2013	2014	2015	Thereafter

$ 181,580	$15,327	$487	$125	$163,815	$60	$1,766
     The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its revolving credit facility, will be adequate to fund anticipated capital and other expenditures and to satisfy its working capital requirements for at least the next twelve months.
Contractual Obligations
     The Company’s significant long-term obligations as of June 27, 2010 are as follows:

	Cash Payments Due by Period
	(Amounts in thousands)
		Less than			More than
Description of Commitment	Total	1 year	1-3 years	3-5 years	5 years

2014 notes	$178,722	$15,000	$—	$163,722	$—
Capital lease obligation	669	327	342	—	—
Other long-term obligations (1)	2,189	—	270	153	1,766

Subtotal	181,580	15,327	612	163,875	1,766
Letters of credit	4,885	4,885	—	—	—
Interest on long-term debt and other obligations	73,352	19,206	37,671	16,475	—
Operating leases	8,822	1,817	2,821	2,363	1,821
Purchase obligations (2)	3,842	3,126	633	83	—

	$272,481	$44,361	$41,737	$182,796	$3,587

(1)	Other long-term obligations include other noncurrent liabilities.

(2)	Purchase obligations consist of a Dillon acquisition related sales and service agreement and utility agreements.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. On June 30, 2009, the FASB issued its first Accounting Standard Update (“ASU”) No. 2009-01 “Topic 105 – Generally Accepted Accounting Principles amendments based on No. 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Accounting Standards Codification (“ASC”) 105-10 establishes a single source of GAAP which is to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the ASC. The Securities and Exchange Commission (“SEC”) also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. The ASC superseded all existing non-SEC accounting and reporting standards.
     Effective June 29, 2009, the Company adopted ASC 805-20, “Business Combinations - Identifiable Assets, Liabilities and Any Non-Controlling Interest” (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 which requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The adoption of this guidance had no effect on the Company’s consolidated financial statements.
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
     In January 2010, the FASB issued ASU No. 2010-01, “Equity (Topic 505) Accounting for Distributions to Shareholders with Components of Stock and Cash” which clarifies that the stock portion of a distribution to shareholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update was effective for the Company’s interim period ended December 27, 2009. The adoption of ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. ASU 2010-02 clarifies Topic 810 implementation issues relating to a decrease in ownership of a subsidiary that is a business or non-profit activity. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). This update was effective for the Company’s interim period ended December 27, 2009. The adoption of ASU No. 2010-02 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This ASU provides amendments to Topic 820 which requires new disclosures related to assets measured at fair value. In addition, this ASU includes amendments to the guidance on employers’ disclosures related to the classification of postretirement benefit plan assets and the related fair value measurement of those classifications. This update was effective December 15, 2009. The adoption of ASU No. 2010-06 did not have an impact on the Company’s consolidated financial position or results of operations.
     In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to certain Recognition and Disclosure Requirements”. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the ASC and the SEC’s requirements. In addition the scope of the “reissuance” disclosure requirements is refined to include revised financial statements only. This update was effective February 24, 2010. The adoption of ASU No. 2010-09 did not have an impact on the Company’s consolidated financial position or results of operations.

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
     Allowance for Doubtful Accounts. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectability of accounts receivable is based on a combination of factors including the aging of accounts receivable, historical write off experience, present economic conditions such as customer bankruptcy filings within the industry and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for doubtful accounts. Accounts are written off when they are no longer deemed to be collectible. The reserve for bad debts is established based on certain percentages applied to accounts receivable aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. The Company’s exposure to losses as of June 27, 2010 on accounts receivable was $94.8 million against which an allowance for losses and claims of $3.5 million was provided. The Company’s exposure to losses as of June 28, 2009 on accounts receivable was $81.6 million against which an allowance for losses and claims of $4.8 million was provided. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions it uses to assess allowance for losses. Certain unforeseen events, which the Company considers to be remote, such as a customer bankruptcy filing, could have a material impact on the Company’s results of operations. The Company has not made any material changes to the methodology used in establishing its accounts receivable loss reserves during the past three fiscal years. A plus or minus 10% change in its aged accounts receivable reserve percentages would not be material to the Company’s financial statements for the past three years.
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
     Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s carrying value is based on several factors including, but not limited to, a decline in operating cash flows or a decision to close a manufacturing facility. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists and the related impairment tests could result in a write down of the long-lived assets. To the extent the forecasted operating results of the long-lived assets are achieved and the Company maintains its assets in good condition, the Company believes that it is unlikely that future assessments of recoverability would result in impairment charges that are material to the Company’s financial condition and results of operations. The Company has not made any material changes to the methodology used to perform impairment testing during the past three fiscal years. A 10% decline in the Company’s forecasted cash flows would not have resulted in a failure of the undiscounted cash flow test.
     For assets held for sale, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. The Company engages independent appraisers in the determination of the fair value of any significant assets held for sale. The Company’s estimates have been materially accurate in the past, and accordingly, at this time, management expects to continue to utilize the present estimation processes. In fiscal years 2010, 2009, and 2008, the Company performed impairment testing which resulted in the write down of polyester PP&E of $0.1 million, $0.4 million, and $2.8 million, respectively.
     Impairment of Joint Venture Investments. The Company evaluates the ability of its investments in unconsolidated affiliates to sustain sufficient earnings to justify its carrying value and any reductions below carrying value that are not temporary are assessed for impairment purposes. The Company evaluates its equity investments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the fiscal year ended June 27, 2010, the Company determined there were no “other-than-temporary” impairments related to the carrying value of its investments.
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

     Currency Exchange Rate Risk: The Company accounts for derivative contracts and hedging activities at fair value. Changes in the fair value of derivative contracts are recorded in Other operating (income) expense, net in the Consolidated Statements of Operations. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.
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
     Currency forward contracts are used as economic hedges for the exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed machinery and inventory purchases. Generally up to 5% of inventory purchases made by the Company’s Brazilian subsidiary are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. The latest maturities for all outstanding sales and purchase foreign currency forward contracts are September 2010 and March 2011, respectively.
     The Company has adopted the guidance issued by the Financial Accounting Standards Board which established a framework for measuring and disclosing fair value measurements related to financial and non financial assets. There is now a common definition of fair value used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.
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

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Foreign currency purchase contracts:	Level 2	Level 2	Level 2

Notional amount	$2,826	$110	$492
Fair value	2,873	130	499

Net gain	$(47)	$(20)	$(7)

Foreign currency sales contracts:
Notional amount	$1,231	$1,121	$620
Fair value	1,217	1,167	642

Net gain (loss)	$14	$(46)	$(22)

     The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax gain of $0.1 million for the fiscal year ended June 27, 2010 and pre-tax losses of $0.4 million and $0.5 million for the fiscal years ended June 28, 2009 and June 29, 2008, respectively.

     The Company’s financial assets include cash and cash equivalents, receivables, net, restricted cash, accounts payable, currency forward contracts, and notes payable. The cash and cash equivalents, receivables, net, restricted cash, and accounts payable approximate fair value due to their short maturities. The Company calculates the fair value of its 2014 notes based on the traded price of the 2014 notes on the latest trade date prior to its period end. These are considered Level 1 inputs in the fair value hierarchy.
     The carrying values and approximate fair values of the Company’s financial assets and liabilities excluding the currency forward contracts discussed above as of June 27, 2010, June 28, 2009, and June 29, 2008 were as follows (amounts in thousands):

	June 27, 2010		June 28, 2009		June 29, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$42,691	$42,691	$42,659	$42,659	$20,248	$20,248
Receivables, net	91,243	91,243	77,810	77,810	103,272	103,272
Restricted cash	—	—	6,930	6,930	35,362	35,362
Liabilities:
Accounts payable	40,662	40,662	26,050	26,050	44,553	44,553
Notes payable	178,722	184,084	179,222	112,910	190,000	157,700
     The Company measures certain assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. These include assets held for sale, long-lived assets, goodwill, intangible assets, and investments in unconsolidated affiliates. The fair values of these assets were determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.
     Impairment charges were recognized for certain assets measured at fair value, on a non-recurring basis as the decline in their respective fair values below their cost was determined to be other than temporary in all instances. During fiscal years 2010, 2009, and 2008, the Company recorded impairment charges of $0.1 million, $20.4 million, and $13.8 million, respectively, for the write down of long-lived assets, goodwill, and the write down of investment in unconsolidated affiliates. The valuation techniques used to determine the fair values for these assets are considered Level 3 inputs in the fair value hierarchy. See Footnote “8-Impairment Charges” for further discussion of the evaluation performed of these assets.
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Unifi, Inc.
We have audited the accompanying consolidated balance sheets of Unifi, Inc. as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 27, 2010. Our audits also include the financial statement schedule in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 27, 2010 and June 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Unifi, Inc.’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, North Carolina
September 10, 2010

CONSOLIDATED BALANCE SHEETS

	June 27, 2010	June 28, 2009
	(Amounts in thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,691	$42,659
Receivables, net	91,243	77,810
Inventories	111,007	89,665
Deferred income taxes	1,623	1,223
Assets held for sale	—	1,350
Restricted cash	—	6,477
Other current assets	6,119	5,464

Total current assets	252,683	224,648

Property, plant and equipment:
Land	3,574	3,489
Buildings and improvements	153,294	147,395
Machinery and equipment	553,256	542,205
Other	37,733	51,164

	747,857	744,253
Less accumulated depreciation	(596,358)	(583,610)

	151,499	160,643
Restricted cash	—	453
Intangible assets, net	14,135	17,603
Investments in unconsolidated affiliates	73,543	60,051
Other noncurrent assets	12,605	13,534

	$504,465	$476,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,662	$26,050
Accrued expenses	21,725	15,269
Income taxes payable	505	676
Current portion of notes payable	15,000	—
Current maturities of long-term debt and other liabilities	327	6,845

Total current liabilities	78,219	48,840

Notes payable, less current portion	163,722	179,222
Long-term debt and other liabilities	2,531	3,485
Deferred income taxes	97	416
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.10 par (500,000 shares authorized, 60,172 and 62,057 shares outstanding)	6,017	6,206
Capital in excess of par value	27,568	30,250
Retained earnings	216,183	205,498
Accumulated other comprehensive income	10,128	3,015

	259,896	244,969

	$504,465	$476,932

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands, except per share data)
Summary of Operations:
Net sales	$616,753	$553,663	$713,346
Cost of sales	545,253	525,157	662,764
Restructuring charges	739	91	4,027
Write down of long-lived assets	100	350	2,780
Goodwill impairment	—	18,580	—
Selling, general and administrative expenses	46,183	39,122	47,572
Provision for bad debts	123	2,414	214
Other operating (income) expense, net	(1,033)	(5,491)	(6,427)

Non-operating (income) expense:
Interest income	(3,125)	(2,933)	(2,910)
Interest expense	21,889	23,152	26,056
Gain on extinguishment of debt	(54)	(251)	—
Equity in earnings of unconsolidated affiliates	(11,693)	(3,251)	(1,402)
Write down of investment in unconsolidated affiliates	—	1,483	10,998

Income (loss) from continuing operations before income taxes	18,371	(44,760)	(30,326)
Provision (benefit) for income taxes	7,686	4,301	(10,949)

Income (loss) from continuing operations	10,685	(49,061)	(19,377)
Income from discontinued operations, net of tax	—	65	3,226

Net income (loss)	$10,685	$(48,996)	$(16,151)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$.18	$(.79)	$(.32)
Income from discontinued operations, net of tax	—	—	.05

Net income (loss) per common share	$.18	$(.79)	$(.27)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$.17	$(.79)	$(.32)
Income from discontinued operations, net of tax	—	—	.05

Net income (loss) per common share	$.17	$(.79)	$(.27)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in		Other	Total	Comprehensive
	Shares	Common	Excess of	Retained	Comprehensive	Shareholders’	Income (Loss)
	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Equity	Note 1
	(Amounts in thousands)

Balance June 24, 2007	60,542	$6,054	$23,723	$270,800	$4,377	$304,954	$(106,137)

Adoption of FIN 48	—	—	—	(155)	—	(155)
Options exercised	147	15	396	—	—	411
Stock registration costs	—	—	(3)	—	—	(3)
Stock option expense	—	—	1,015	—	—	1,015
Currency translation adjustments	—	—	—	—	15,598	15,598	$15,598
Net loss	—	—	—	(16,151)	—	(16,151)	(16,151)

Balance June 29, 2008	60,689	$6,069	$25,131	$254,494	$19,975	$305,669	$(553)

Options exercised	1,368	137	3,694	—	—	3,831
Stock option expense	—	—	1,425	—	—	1,425
Currency translation adjustments	—	—	—	—	(16,960)	(16,960)	$(16,960)
Net loss	—	—	—	(48,996)	—	(48,996)	(48,996)

Balance June 28, 2009	62,057	$6,206	$30,250	$205,498	$3,015	$244,969	$(65,956)

Purchase of stock	(1,885)	(189)	(4,806)	—	—	(4,995)
Stock option expense	—	—	2,124	—	—	2,124
Currency translation adjustments	—	—	—	—	7,113	7,113	$7,113
Net income	—	—	—	10,685	—	10,685	10,685

Balance June 27, 2010	60,172	$6,017	$27,568	$216,183	$10,128	$259,896	$17,798

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Cash and cash equivalents at beginning of year	$42,659	$20,248	$40,031
Operating activities:
Net income (loss)	10,685	(48,996)	(16,151)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Income from discontinued operations	—	(65)	(3,226)
Net (earnings) loss of unconsolidated affiliates, net of distributions	(8,428)	437	3,060
Depreciation	22,843	28,043	36,931
Amortization	4,573	4,430	4,643
Stock-based compensation expense	2,124	1,425	1,015
Deferred compensation expense, net	431	165	—
Net (gain) loss on asset sales	680	(5,856)	(4,003)
Non-cash portion of gain on extinguishment of debt	(54)	(251)	—
Non-cash portion of restructuring charges	(32)	91	4,027
Non-cash write down of long-lived assets	100	350	2,780
Non-cash effect of goodwill impairment	—	18,580	—
Non-cash write down of investment in unconsolidated affiliates	—	1,483	10,998
Deferred income tax	(652)	360	(15,066)
Provision for bad debts	123	2,414	214
Other	258	400	(8)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(11,752)	18,781	(5,163)
Inventories	(19,221)	27,681	14,144
Other current assets	(427)	(5,329)	1,641
Accounts payable and accrued expenses	19,523	(27,283)	(22,525)
Income taxes payable	(193)	100	362

Net cash provided by continuing operating activities	20,581	16,960	13,673

Investing activities:
Capital expenditures	(13,112)	(15,259)	(12,809)
Acquisitions and investments in unconsolidated affiliates	(4,800)	(500)	(1,063)
Proceeds from sale of unconsolidated affiliate	—	9,000	8,750
Collection of notes receivable	—	1	250
Proceeds from sale of capital assets	1,717	7,005	17,821
Change in restricted cash	7,508	25,277	(14,209)
Other	(238)	(219)	(301)

Net cash (used in) provided by investing activities	(8,925)	25,305	(1,561)

Financing activities:
Payments of notes payable	(435)	(10,253)	—
Payments of long-term debt	(7,508)	(87,092)	(181,273)
Borrowings of long-term debt	—	77,060	147,000
Purchase and retirement of Company stock	(4,995)	—	—
Proceeds from stock option exercises	—	3,831	411
Other	(368)	(305)	(1,144)

Net cash used in financing activities	(13,306)	(16,759)	(35,006)

Cash flows of discontinued operations:
Operating cash flow	—	(341)	(586)

Net cash used in discontinued operations	—	(341)	(586)
Effect of exchange rate changes on cash and cash equivalents	1,682	(2,754)	3,697

Net increase (decrease) in cash and cash equivalents	32	22,411	(19,783)

Cash and cash equivalents at end of year	$42,691	$42,659	$20,248

The accompanying notes are an integral part of the financial statements.

     Supplemental cash flow information is summarized below:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Cash payments for:
Interest	$21,028	$22,639	$25,285
Income taxes, net of refunds	8,550	3,164	2,898
The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies and Financial Statement Information
     Principles of Consolidation. The consolidated financial statements include the accounts of the parent, Unifi Inc. and all majority-owned subsidiaries (the “Company”). All significant account balances and transactions between the Company and its majority-owned subsidiaries have been eliminated. Investments in companies and partnerships where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. The Company’s share of profits or losses from sales by an equity investee to the Company, upstream sales, is eliminated on the equity in (earnings) losses of unconsolidated affiliates line included in the Consolidated Statements of Operations and on the investments in unconsolidated affiliates line in the Consolidated Balance Sheets until realized by the Company. Conversely, the Company’s share of downstream sales is eliminated in the cost of goods sold line on the Consolidated Statements of Operations and the inventories line of the Consolidated Balance Sheets until realized by the equity investee. Other intercompany income or expense items are matched to the offsetting expense or income at the Company’s percentage ownership on the equity in (earnings) losses of unconsolidated affiliates line on the Consolidated Statements of Operations. Investments where the Company is not able to exercise significant influence are accounted for using the cost method of accounting.
     Fiscal Year. The Company’s fiscal year is the 52 (13-13-13-13 week basis) or 53 (13-13-13-14 week basis) weeks ending on the last Sunday in June. Fiscal year 2008 was comprised of 53 weeks. Fiscal years 2010 and 2009 were comprised of 52 weeks.
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
     Foreign Currency Translation. Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of shareholders’ equity and included in comprehensive income (loss). Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in the other operating (income) expense, net line on the Consolidated Statements of Operations.
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
     Concentration of Credit Risk. Financial instruments which potentially subject the Company to credit risk consist primarily of cash deposits in bank accounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250 thousand per depositor per bank. As of January 1, 2010, the Company’s primary domestic financial institution opted to no longer participate in the FDIC Transaction Account Guarantee Program, which provided unlimited coverage on all non-interest bearing bank accounts. For the years ended June 27, 2010 and June 28, 2009, the Company’s domestic deposits in excess of federally insured limits were $13.6 million and nil, respectively. In addition, the Brazilian government insures cash deposits up to R$60 thousand per depositor. For the years ended June 27, 2010 and June 28, 2009, the Company’s uninsured Brazilian deposits were $24.2 million and $18.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Receivables. The Company extends unsecured credit to certain customers as part of its normal business practices. An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. General reserves are established based on percentages applied to accounts receivable aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection becomes uncertain. Reserves for yarn quality claims are based on historical experience and known pending claims. The Company’s ability to collect its accounts receivable is based on a combination of factors including the aging of accounts receivable, collection experience and the financial condition of specific customers. Accounts are written off against the reserve when they are no longer deemed to be collectible. Establishing reserves for yarn claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins (for yarn claims) and the provision for bad debts. The reserve for such losses was $3.5 million at June 27, 2010 and $4.8 million at June 28, 2009.
     Inventories. The Company utilizes the first-in, first-out (“FIFO”) or average cost method for valuing inventory. Inventories are valued at lower of cost or market including a provision for slow moving and obsolete items. General reserves are established based on percentage markdowns applied to inventories aged for certain time periods based on the expected net realizable value of an item. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins. The total inventory reserves on the Company’s books at June 27, 2010 and June 28, 2009 were $3 million and $3.7 million, respectively. The following table reflects the composition of the Company’s inventory as of June 27, 2010 and June 28, 2009:

	June 27, 2010	June 28, 2009
	(Amounts in thousands)

Raw materials and supplies	$ 51,255	$ 42,351
Work in process	6,726	5,936
Finished goods	53,026	41,378

	$ 111,007	$ 89,665

     Other Current Assets. Other current assets consist of the following as of June 27, 2010 and June 28, 2009, respectively.

	June 27, 2010	June 28, 2009
	(Amounts in thousands)

Prepaid expenses:
Insurance	$ 823	$ 1,701
VAT	2,281	2,013
Sales and service contract	—	425
Information technology services	222	283
Other	360	311
Deposits	2,433	731

	$ 6,119	$ 5,464

     Property, Plant and Equipment. Property, plant and equipment (“PP&E”) are stated at cost. Depreciation is computed for asset groups primarily utilizing the straight-line method for financial reporting and accelerated methods for tax reporting. For financial reporting purposes, asset lives have been assigned to asset categories over periods ranging between three and forty years. The range of asset lives by category is as follows: buildings and improvements - fifteen to forty years, machinery and equipment - seven to fifteen years, and other assets - three to seven years. Capital leases are amortized over the life of the lease and the amortization expense is included as part of depreciation expense. The Company has a significant binding commitment for the construction of a recycled polyester chip plant. See “Footnote 12-Commitments and Contingencies” for further disclosure of the Company’s purchase obligations.
     The Company capitalizes internal software costs from time to time when the costs meet or exceed its capitalization policy. The Company has $2 million and $6 million of capitalized internal software costs and $1.5 million and $5.2 million in accumulated amortization included in its PP&E as of June 27, 2010 and June 28, 2009, respectively. Internal software costs that are capitalized are amortized over a period of three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Costs related to PP&E which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the process or production capacity of an existing asset are expensed as repairs and maintenance. Planned maintenance activities are budgeted annually and are expensed as incurred. Costs for dismantling, moving, and reinstalling existing equipment are charged as restructuring expenses. For the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, the Company incurred $15.1 million, $14.6 million, and $17.2 million, respectively, related to repair and maintenance expenses.
     Interest is capitalized when a capital project requires a period of time in which to carry out the activities necessary to bring it to the condition and location for its intended use. For the year ended June 27, 2010 the amount of interest that was capitalized to PP&E was $0.3 million. There was no interest capitalized in the previous year.
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
     Impairment of Joint Venture Investments. The Company evaluates the ability of its investments in unconsolidated affiliates to sustain sufficient earnings to justify its carrying value and any reductions below carrying value that are not temporary should be assessed for impairment purposes. The Company evaluates its equity investments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
     Goodwill and Other Intangible Assets, Net. Goodwill and other indefinite-lived intangibles are reviewed for impairment annually, unless specific circumstances indicate that a more timely review is warranted. Due to economic conditions and declining market capitalization of the Company during the third quarter of fiscal year 2009, the Company performed an interim impairment test resulting in an $18.6 million impairment charge to write off the goodwill. This impairment test involved estimates and judgments that were critical in determining whether any impairment charge should be recorded and the amount of such charge. In addition, future events impacting cash flows for existing assets could render a write-down necessary that previously required no such write-down.
     Other Noncurrent Assets. Other noncurrent assets at June 27, 2010, and June 28, 2009, consist primarily of the following:

	June 27, 2010	June 28, 2009
	(Amounts in thousands)

Cash surrender value of key executive life insurance	$ 3,615	$ 3,445
Bond issue costs and debt origination fees	3,585	4,700
Long-term deposits	5,281	5,197
Other	124	192

	$ 12,605	$ 13,534

     Debt related origination costs have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method. At June 27, 2010 and June 28, 2009, accumulated amortization for debt origination costs was $4.6 million and $3.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Accrued Expenses. The following table reflects the composition of the Company’s accrued expenses as of June 27, 2010 and June 28, 2009:

	June 27, 2010	June 28, 2009
	(Amounts in thousands)
Payroll and fringe benefits	$ 14,127	$ 6,957
Severance	301	1,385
Interest	2,429	2,496
Utilities	2,539	2,085
Retiree reserve	165	190
Property taxes	876	1,094
Other	1,288	1,062

	$ 21,725	$ 15,269

     Defined Contribution Plan. The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible salaried and hourly employees. Under the terms of the DC Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. In March 2009, the Company suspended its match due to economic conditions. In January 2010, the Company reinstated its matching contributions. For the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, the Company incurred $0.8 million, $1.5 million, and $2.1 million, respectively, of expense for its obligations under the matching provisions of the DC Plan.
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
     Operating Leases. The Company is obligated under operating leases relating primarily to real estate and equipment. The following table summarizes future obligations for minimum rental payments under the leases on a fiscal year basis (amounts in thousands):

2011	2012	2013	2014	2015	Thereafter	Total

$ 1,817	$1,622	$1,199	$1,199	$1,164	$1,821	$8,822
     Rental expense was $2.4 million, $3.2 million, and $3 million for the fiscal years 2010, 2009, and 2008, respectively. There are renewal options for some of these leases which cover various future periods from two months to five years with no escalation clauses.
     Research and Development. For fiscal years 2010, 2009, and 2008, the Company incurred $2.3 million, $2.4 million, and $2.6 million of expense for its research and development activities, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Other Operating (Income) Expense, Net. The following table reflects the components of the Company’s other operating (income) expense, net:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)

Net (gain) loss on sale or disposal of PP&E	$ 680	$ (5,856)	$ (4,003)
Gain from sale of nitrogen credits	(1,400)	—	(1,614)
Currency (gains) losses	(145)	354	522
Technology fees from China joint venture	—	—	(1,398)
Other, net	(168)	11	66

	$ (1,033)	$ (5,491)	$ (6,427)

     Income (loss) Per Share. The following table details the computation of basic and diluted earnings (losses) per share:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Numerator:
Income (loss) from continuing operations before discontinued operations	$10,685	$(49,061)	$(19,377)
Income from discontinued operations, net of tax	—	65	3,226

Net income (loss)	$10,685	$(48,996)	$(16,151)

Denominator:
Denominator for basic earnings (losses) per share - weighted average shares	60,975	61,820	60,577
Effect of dilutive securities:
Stock options	442	—	—

Diluted potential common shares denominator for diluted income (losses) per share – adjusted weighted average shares and assumed conversions	61,417	61,820	60,577

Shares excluded due to anti-dilutive effect:
Stock options	852	2,213	3,834

     In addition to the anti-dilutive options excluded from the calculation of dilutive shares the Company also has certain options outstanding that vest based upon the achievement of certain market conditions. The market condition options excluded from the calculation of dilutive shares for fiscal years 2010, 2009 and 2008 were 1,750,000, 1,750,000 and 1,550,000, respectively since their market conditions were not met.
     Stock-Based Compensation. The Company recognizes stock-based compensation expense based on the grant date fair value of the award over the requisite service period.
     Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and other changes in net assets of a business during a period from non-owner sources, which are not included in net (income) loss. Such non-owner changes may include, for example, available-for-sale securities and foreign currency translation adjustments. The only changes in net assets of the business during the period from non-owner sources are foreign currency translation adjustments. The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.
     Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. On June 30, 2009, the FASB issued its first Accounting Standard Update (“ASU”) No. 2009-01 “Topic 105 – Generally Accepted Accounting Principles amendments based on No. 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Standards Codification (“ASC”) 105-10 establishes a single source of GAAP which is to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the ASC. The Securities and Exchange Commission (“SEC”) also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. The ASC superseded all existing non-SEC accounting and reporting standards.
     Effective June 29, 2009, the Company adopted ASC 805-20, “Business Combinations – Identifiable Assets, Liabilities and Any Non-Controlling Interest” (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 which requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The adoption of this guidance had no effect on the Company’s consolidated financial statements.
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
     In January 2010, the FASB issued ASU No. 2010-01, “Equity (Topic 505) Accounting for Distributions to Shareholders with Components of Stock and Cash” which clarifies that the stock portion of a distribution to shareholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update was effective for the Company’s interim period ended December 27, 2009. The adoption of ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”. ASU 2010-02 clarifies Topic 810 implementation issues relating to a decrease in ownership of a subsidiary that is a business or non-profit activity. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). This update was effective for the Company’s interim period ended December 27, 2009. The adoption of ASU No. 2010-02 did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This ASU provides amendments to Topic 820 which requires new disclosures related to assets measured at fair value. In addition, this ASU includes amendments to the guidance on employers’ disclosures related to the classification of postretirement benefit plan assets and the related fair value measurement of those classifications. This update was effective December 15, 2009. The adoption of ASU No. 2010-06 did not have an impact on the Company’s consolidated financial position or results of operations.
     In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to certain Recognition and Disclosure Requirements”. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the ASC and the SEC’s requirements. In addition the scope of the “reissuance” disclosure requirements is refined to include revised financial statements only. This update was effective February 24, 2010. The adoption of ASU No. 2010-09 did not have an impact on the Company’s consolidated financial position or results of operations.
     Use of Estimates. The preparation of financial statements in conformity with United States (“U.S.”) GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Investments in Unconsolidated Affiliates
     On September 13, 2000, the Company and SANS Fibres of South Africa formed a 50/50 joint venture named UNIFI-SANS Technical Fibers, LLC (“USTF”) to produce low-shrinkage high tenacity nylon 6.6 light denier industrial yarns in North Carolina. The business was operated in a plant in Stoneville, North Carolina which was owned by the Company. In the second quarter of fiscal year 2008, the Company completed the sale of its interest in USTF to SANS Fibers and received net proceeds of $11.9 million. The purchase price included $3 million for the Stoneville, North Carolina manufacturing facility that the Company leased to the joint venture which had a net book value of $2.1 million. Of the remaining $8.9 million, $8.8 million was allocated to the Company’s equity investment in the joint venture and $0.1 million was attributed to interest income.
     On September 27, 2000, the Company and Nilit Ltd. (“Nilit”), located in Israel, formed a 50/50 joint venture named U.N.F. Industries Ltd. (“UNF”). The joint venture produces nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha—Emek, Israel. The nylon POY is utilized in the Company’s nylon texturing and covering operations.
     On October 8, 2009, the Company formed a new joint venture, UNF America, LLC (“UNF America”), with Nilit for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. The Company’s initial investment in UNF America was $50 thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital. The loan carries interest at LIBOR plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members. The loan is being treated as an additional investment by the Company for accounting purposes.
     In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company is committed to purchase its requirements, subject to certain exception, for first quality nylon POY for texturing (excluding specialty yarns) from UNF or UNF America. Pricing under the contract is negotiated every six months and is based on market rates.
     On April 26, 2010, the Company entered into an agreement to form another new joint venture, Repreve Renewables, LLC (“Repreve Renewables”). This joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union. The Company received a 40% ownership interest in the joint venture for its contribution of $4 million. In addition, the Company contributed $0.3 million for its share of initial working capital.
     In June 1997, the Company contributed all of the assets of its spun cotton yarn operations, utilizing open-end and air jet spinning technologies, into PAL, a joint venture with Parkdale Mills, Inc. in exchange for a 34% ownership interest in the joint venture. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel industries primarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
within North America. PAL has 15 manufacturing facilities located in North Carolina, South Carolina, Virginia, and Georgia and participates in a joint venture in Mexico.
     PAL receives benefits under the Food, Conservation, and Energy Act of 2008 (“2008 U.S. Farm Bill”) which extended the existing upland cotton and extra long staple cotton programs (the “Program”), including economic adjustment assistance provisions for ten years. Beginning August 1, 2008, the Program provided textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years. The economic assistance received under this Program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery. Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. The recipients have the marketing year from August 1 to July 31, plus eighteen months to make the capital expenditures. Under the Program, the subsidiary payment is received from the U.S. Department of Agriculture (“USDA”) the month after the eligible cotton is consumed. However, the economic assistance benefit is not recognized by PAL into operating income until the period when both criteria have been met; i.e. eligible upland cotton has been consumed, and qualifying capital expenditures under the Program have been made.
     On October 19, 2009 PAL notified the Company that approximately $8 million of the capital expenditures recognized for fiscal year 2009 had been preliminarily disqualified by the USDA. PAL appealed the decision with the USDA. In November 2009, PAL notified the Company that the USDA had denied the appeal and PAL filed a second appeal for a higher level review and a hearing took place during the Company’s third quarter of fiscal year 2010. As a result of this process, PAL recorded a $4.1 million unfavorable adjustment to its 2009 earnings related to economic assistance from the USDA that was disqualified offset by $0.6 million related to inventory valuation adjustments in the March 2010 quarter. As a result, the Company recorded a $1.2 million unfavorable adjustment for its share of the prior year economic assistance and inventory valuation adjustments.
     PAL received $22.3 million of economic assistance under the program during the Company’s fiscal year ended June 27, 2010 and, in accordance with the program provisions, recognized $17.6 million in economic assistance in its operating income. As of June 27, 2010, PAL’s deferred revenue relating to this Program was $13.4 million which PAL expects to be fully realized through the completion of qualifying capital expenditures within the timelines prescribed by the Program.
     On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for real property and machinery and equipment, that constitute most of the yarn manufacturing operations of HBI. Concurrent with the transaction, PAL entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of HBI’s apparel products at any of HBI’s locations in North America, Central America, or the Caribbean Basin for a six-year period with an option for HBI to extend for two additional three-year periods. The supply agreement also covers certain yarns used in manufacturing in China through December 31, 2011.
     The Company’s investment in PAL at June 27, 2010 was $65.4 million and the underlying equity in the net assets of PAL at June 27, 2010 was $83.4 million. The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, the Company’s share of the settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million, and the Company’s share of other comprehensive income of $0.1 million offset by an impairment charge taken by the Company on its investment in PAL of $74.1 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     In December 2008, the Company renegotiated the proposed agreement to sell its interest in YUFI to YCFC for $9 million and recorded an additional impairment charge of $1.5 million, which included $0.5 million related to certain disputed accounts receivable and $1 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price which was lower than carrying value.
     On March 30, 2009, the Company closed on the sale and received $9 million in proceeds related to its investment in YUFI. The Company continues to service customers in Asia through Unifi Textiles Suzhou Co., Ltd. (“UTSC”), a wholly-owned subsidiary based in Suzhou, China, that is primarily focused on the development, sales and service of PVA and specialty yarns.
     Condensed balance sheet information and income statement information as of June 27, 2010, June 28, 2009, and June 29, 2008 of the combined unconsolidated equity affiliates were as follows (amounts in thousands):

	June 27, 2010	June 28, 2009
Current assets	$210,455	$152,871
Noncurrent assets	132,846	101,893
Current liabilities	53,458	22,835
Noncurrent liabilities	27,621	8,405
Shareholder’s equity and capital accounts	262,222	223,524

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Net sales	$622,841	$427,000	$632,605
Gross profit	57,196	21,662	14,705
Depreciation and amortization	22,844	20,701	26,263
Income from operations	38,896	10,441	(5,215)
Net income	38,956	7,029	8,011
     USTF and PAL were organized as partnerships for U.S. tax purposes. Taxable income and losses are passed through USTF and PAL to the members in accordance with the Operating Agreements of USTF and PAL. For the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, distributions received by the Company from PAL were $3.3 million, $3.7 million, and $4.5 million, respectively. The total undistributed earnings of unconsolidated equity affiliates were $9.4 million and $3.3 million, respectively, as of June 27, 2010 and June 28, 2009. Included in the above net sales amounts for fiscal years 2010, 2009, and 2008 are sales to Unifi of $24.2 million, $17.5 million, and $26.7 million, respectively. These amounts represent sales of nylon POY from UNF and UNF America for use in the production of textured nylon yarn in the ordinary course of business. The Company eliminated intercompany profits in accordance with its accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Long-Term Debt and Other Liabilities
     A summary of long-term debt and other liabilities is as follows:

	June 27, 2010	June 28, 2009
	(Amounts in thousands)

Senior secured notes – due 2014	$178,722	$179,222
Brazilian government loans	—	6,931
Other obligations	2,858	3,399

Total debt and other obligations	181,580	189,552
Current maturities	(15,327)	(6,845)

Total long-term debt and other liabilities	$166,253	$182,707

Long-Term Debt
     On May 26, 2006, the Company issued $190 million of 11.5% senior secured notes (“2014 notes”) due May 15, 2014. In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its amended revolving credit facility (“Amended Credit Agreement”) as discussed below. The assets include but are not limited to; PP&E, domestic capital stock and some foreign capital stock. Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, at June 27, 2010 was $184 million.
     In accordance with the 2014 notes collateral documents and the indenture, the proceeds from the sale of PP&E (First Priority Collateral) will be deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets. From May 26, 2006 through June 27, 2010, the Company sold PP&E secured by first-priority liens in an aggregate amount of $26.1 million and purchased qualifying assets in the same amount, leaving no funds remaining in the First Priority Collateral Account.
     After May 15, 2010, the Company can elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs. As of June 27, 2010, no such optional redemptions had occurred. However, on May 25, 2010, the Company announced that it was calling for the redemption of $15 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed notes. This redemption was completed on June 30, 2010 and was financed through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility discussed below. As a result, the Company will record a $1.1 million charge for the early extinguishment of debt in the September 2010 quarter.
     The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them. Such purchases of the 2014 notes will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. On September 15, 2009, the Company repurchased and retired notes having a face value of $0.5 million in open market purchases. The gain on this repurchase offset by the write-off of the respective unamortized issuance cost of the 2014 notes resulted in a net gain of $54 thousand.
     Concurrently with the issuance of the 2014 notes, the Company amended its senior secured asset-based revolving credit facility (“Amended Credit Agreement”) to provide for a $100 million revolving borrowing base, to extend its maturity to May 2011, and revise some of its other terms and covenants. The Amended Credit Agreement provided for a $100 million revolving borrowing base, to extend its maturity to May 2011, and revise some of its other terms and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
covenants. The Amended Credit Agreement was secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the 2014 notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the Company’s Amended Credit Agreement was limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and was subject to other conditions and limitations.
     Borrowings under the Amended Credit Agreement bear interest at rates of LIBOR plus 1.50% to 2.25% and/or prime plus 0.00% to 0.50%. The interest rate matrix was based on the Company’s excess availability under the Amended Credit Agreement. The Amended Credit Agreement also includes a 0.25% LIBOR margin pricing reduction if the Company’s fixed charge coverage ratio was greater than 1.5 to 1.0. The unused line fee under the Amended Credit Agreement was 0.25% to 0.35% of the unused line amount. In connection with the refinancing, the Company incurred fees and expenses aggregating $1.2 million, which are being amortized over the term of the Amended Credit Agreement.
     As of June 27, 2010, under the terms of the Amended Credit Agreement, the Company had no outstanding borrowings and borrowing availability of $73.9 million. As of June 28, 2009, under the terms of the Amended Credit Agreement, the Company had no outstanding borrowings and borrowing availability of $62.7 million.
     The Amended Credit Agreement contains affirmative and negative customary covenants for asset-based loans that restrict future borrowings and capital spending. The covenants under the Amended Credit Agreement are more restrictive than those in the indenture. Such covenants include restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of the Company’s capital stock, each subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on the Company’s property, each subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. It also includes a trailing twelve month fixed charge coverage ratio that restricts the guarantor’s ability to use domestic cash to invest in certain assets if the ratio becomes less than 1.0 to 1.0, after giving effect to such investment on a pro forma basis. As of June 27, 2010 the Company had a fixed charge coverage ratio of less than 1.0 to 1.0 and was therefore not permitted to use domestic cash to invest in joint ventures or to acquire the assets or capital stock of another entity.
     Under the Amended Credit Agreement, the maximum capital expenditures are limited to $30 million per fiscal year with a 75% one-year unused carry forward. The Amended Credit Agreement permits the Company to make distributions, subject to standard criteria, as long as pro forma excess availability was greater than $25 million both before and after giving effect to such distributions, subject to certain exceptions. Under the Amended Credit Agreement, acquisitions by the Company are subject to pro forma covenant compliance. If borrowing capacity was less than $25 million at any time, covenants will include a required minimum fixed charge coverage ratio of 1.1 to 1.0, receivables are subject to cash dominion, and annual capital expenditures are limited to $5 million per year of maintenance capital expenditures.
     On September 9, 2010, the Company and the Subsidiary Guarantors (as co-borrowers) entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amended Credit Agreement”) with Bank of America, N.A. (as both Administrative Agent and Lender thereunder). The First Amended Credit Agreement provides for a revolving credit facility in an amount of $100 million (with the ability of the Company to request that the borrowing capacity be increased up to $150 million) and matures on September 9, 2015, provided that unless the 2014 notes have been prepaid, redeemed, defeased or otherwise repaid in full on or before February 15, 2014, the maturity date will be adjusted to February 15, 2014. The First Amended Credit Agreement amends the Amended Credit Agreement discussed above.
     The First Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the 2014 notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the First Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.
     Borrowings under the First Amended Credit Agreement bear interest at rates of LIBOR plus 2.00% to 2.75% and/or prime plus 0.75% to 1.50%. The interest rate matrix is based on the Company’s excess availability under the First Amended Credit Agreement. The unused line fee under the First Amended Credit Agreement is 0.375% to 0.50% of the unused line amount. In connection with the First Amended Credit Agreement, the Company estimates that there will be fees and expenses totaling approximately $0.8 million, which will be added to the $0.2 million of remaining debt origination costs from the Amended Credit Agreement and amortized over the term of the facility.
     The First Amended Credit Agreement contains customary affirmative and negative covenants for asset-based loans that restrict future borrowings and certain transactions. Such covenants include restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of the Company’s capital stock, any subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on the Company’s property, any subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. The covenants under the First Amended Credit Agreement are, however, generally less restrictive than the Amended Credit Agreement as the Company is no longer required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 to make certain distributions and investments so long as pro forma excess availability is at least 27.5% of the total credit facility. These distributions and investments include (i) the payment or making of any dividend, (ii) the redemption or other acquisition of any of the Company’s capital stock, (iii) cash investments in joint ventures, (iv) acquisition of the property and assets or capital stock or a business unit of another entity and (v) loans or other investments to a non-borrower subsidiary. The First Amended Credit Agreement does require the Company to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0 should borrowing availability decrease below 15% of the total credit facility. There are no capital expenditure limitations under the First Amended Credit Agreement.
     On May 20, 1997, the Company entered into a sale leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution and will be leased by the Company over a sixteen-year period. This transaction has been recorded as a direct financing arrangement. During fiscal year 2008, management determined that it was not likely that the Company would purchase back the property at the end of the lease term even though the Company retains the right to purchase the property under the agreement on any semi-annual payment date in the amount pursuant to a prescribed formula as defined in the agreement. As of June 27, 2010 and June 28, 2009, the balance of the capital lease obligation was $0.7 million and $1.0 million and the net book value of the related assets was $1.6 million and $2.2 million, respectively. Payments for the remaining balance of the sale leaseback agreement are due annually and are in varying amounts, in accordance with the agreement. Average annual principal payments over the next two years are $0.3 million. The interest rate implicit in the agreement is 7.84%.
     Unifi do Brazil received loans from the government of the State of Minas Gerais to finance 70% of the value added taxes due by Unifi do Brazil to the State of Minas Gerais. These twenty-four month loans were granted as part of a tax incentive program for producers in the State of Minas Gerais. The loans had a 2.5% origination fee and an effective interest rate equal to 50% of the Brazilian inflation rate. The loans were collateralized by a performance bond letter issued by a Brazilian bank, which secured the performance by Unifi do Brazil of its obligations under the loans. In return for this performance bond letter, Unifi do Brazil made certain restricted cash deposits with the Brazilian bank in amounts equal to 100% of the loan amounts. The deposits made by Unifi do Brazil earned interest at a rate equal to approximately 100% of the Brazilian prime interest rate. The ability to make new borrowings under the tax incentive program ended in May 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table summarizes the maturities of the Company’s long-term debt and other noncurrent liabilities on a fiscal year basis:

Aggregate Maturities
(Amounts in thousands)
Balance at
June 27, 2010	2011	2012	2013	2014	2015	Thereafter

$ 181,580	$15,327	$487	$125	$163,815	$60	$1,766
Other Obligations
     As of June 27, 2010 and June 28, 2009, other noncurrent liabilities include $1.4 million and $0.9 million for a deferred compensation plan for certain key management employees, $0.8 million and $1.1 million for retiree reserves and nil and $0.3 million in long-term severance obligations, respectively.
4. Intangible Assets, Net
     Intangible assets subject to amortization consist of a customer list of $22 million and non-compete agreements of $4 million which were entered in connection with an asset acquisition consummated in fiscal year 2007. The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life. The non-compete agreements are being amortized using the straight-line method over seven years including the agreement and its extensions. There are no residual values related to these intangible assets. Accumulated amortization at June 27, 2010 and June 28, 2009 for these intangible assets was $11.9 million and $8.7 million, respectively.
     In addition, the Company purchased a customer list for $0.5 million in a transaction that closed in the second quarter of fiscal year 2009. This customer list was amortized using the straight-line method over a period of one and one-half years and was fully amortized as of June 27, 2010. Accumulated amortization at June 28, 2009 was $0.2 million.
     These intangible assets all relate to the Company’s polyester segment. Amortization expenses were $3.5 million, $3.3 million, and $3.5 million for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.
     The following table represents the expected intangible asset amortization for the next five fiscal years:

	Aggregate Amortization Expenses
	(Amounts in thousands)
	2011	2012	2013	2014	2015
Customer list	$2,173	$2,022	$1,837	$1,481	$1,215
Non-compete contract	381	381	381	381	381

	$2,554	$2,403	$2,218	$1,862	$1,596

5. Income Taxes
     Income (loss) from continuing operations before income taxes is as follows:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Income (loss) from continuing operations before income taxes:
United States	$(4,399)	$(54,310)	$(25,096)
Foreign	22,770	9,550	(5,230)

	$18,371	$(44,760)	$(30,326)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The provision for (benefit from) income taxes applicable to continuing operations for fiscal years 2010, 2009 and 2008 consists of the following:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Current:
Federal	$(48)	$—	$(5)
State	—	—	(45)
Foreign	8,325	3,927	5,296

	8,277	3,927	5,246

Deferred:
Federal	—	—	(14,504)
Repatriation of foreign earnings	—	—	1,866
State	—	—	(1,635)
Foreign	(591)	374	(1,922)

	(591)	374	(16,195)

Income tax provision (benefit)	$7,686	$4,301	$(10,949)

     Income tax expense (benefit) was 41.8% of pre-tax income in fiscal 2010, and 9.6%, and (36.1)% of pre-tax losses in fiscal years 2009 and 2008, respectively. A reconciliation of the provision for income tax benefits with the amounts obtained by applying the federal statutory tax rate is as follows:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008

Federal statutory tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(0.4)	(3.9)	(3.1)
Foreign income taxed at lower rates	(5.6)	2.1	17.2
Repatriation of foreign earnings	8.4	(3.9)	6.2
North Carolina investment tax credits expiration	5.2	2.2	8.0
Change in valuation allowance	(0.4)	45.2	(26.0)
Nondeductible expenses and other	(0.4)	2.9	(3.4)

Effective tax rate	41.8%	9.6%	(36.1)%

     In fiscal year 2008, the Company accrued federal income tax on $5 million of dividends expected to be distributed from a foreign subsidiary in future fiscal periods and $0.3 million of dividends distributed from a foreign subsidiary during fiscal year 2008. During the third quarter of fiscal year 2009, management revised its assertion with respect to the repatriation of $5 million of dividends and at that time intended to permanently reinvest this $5 million amount outside of the U.S. During fiscal year 2010, the Company repatriated current foreign earnings of $5.2 million for which the Company recorded an accrual of the related federal income taxes. All remaining undistributed earnings are deemed to be indefinitely reinvested. Undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated $65.3 million at June 27, 2010.
     The deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and their basis for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Significant components of the Company’s deferred tax liabilities and assets as of June 27, 2010 and June 28, 2009 were as follows:

	June 27, 2010	June 28, 2009
	(Amounts in thousands)

Deferred tax assets:
Investments in unconsolidated affiliates	$16,331	$18,882
State tax credits	1,391	2,347
Accrued liabilities and valuation reserves	8,748	11,080
Net operating loss carryforwards	20,318	17,663
Intangible assets	8,483	8,809
Charitable contributions	222	253
Other items	2,428	2,392

Total gross deferred tax assets	57,921	61,426
Valuation allowance	(39,988)	(40,118)

Net deferred tax assets	17,933	21,308

Deferred tax liabilities:
PP&E	15,791	20,114
Other	616	387

Total deferred tax liabilities	16,407	20,501

Net deferred tax asset	$1,526	$807

     As of June 27, 2010, the Company has $53.7 million in federal net operating loss carryforwards and $40.5 million in state net operating loss carryforwards that may be used to offset future taxable income. The Company also has $1.9 million in North Carolina investment tax credits and $0.3 million of charitable contribution carryforwards, the deferred income tax effects of which are fully offset by valuation allowances. The Company accounts for investment credits using the flow-through method. These carryforwards, if unused, will expire as follows:

Federal net operating loss carryforwards	2024 through 2030
State net operating loss carryforwards	2011 through 2030
North Carolina investment tax credit carryforwards	2011 through 2015
Charitable contribution carryforwards	2011 through 2015
     For the year ended June 27, 2010, the valuation allowance decreased $0.1 million primarily as a result of the decrease in temporary differences and the expiration of state income tax credit carryforwards which were offset by an increase in federal net operating loss carryforwards. For the year ended June 28, 2009, the valuation allowance increased $20.3 million primarily as a result of the increase in federal net operating loss carryforwards and the impairment of goodwill. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.
     A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Beginning balance	$2,167	$4,666	$6,813
Increases (decreases) resulting from tax positions taken during the current period	—	—	319
Increases (decreases) resulting from tax positions taken during prior periods	(1,793)	(2,499)	(2,466)

Ending balance	$374	$2,167	$4,666

     None of the unrecognized tax benefits would, if recognized, affect the effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company has elected to classify interest and penalties recognized as income tax expense. The Company had $0.1 million of accrued interest and no penalties related to uncertain tax positions in fiscal year 2008. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal years 2009 or 2010.
     The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2005 through 2010, for non-U.S. income taxes for tax years 2001 through 2010, and for state and local income taxes for fiscal years 2001 through 2010. During fiscal year 2009, the Internal Revenue Service completed their examination of the Company’s return for fiscal year 2006. The examination resulted in a $0.3 million reduction in the net operating loss carryforward, but did not affect the amount of tax the Company reported on its return.
6. Common Stock, Stock Option Plans and Restricted Stock Plan
     Common shares authorized were 500 million in fiscal years 2010 and 2009. Common shares outstanding at June 27, 2010 and June 28, 2009 were 60,172,300 and 62,057,300, respectively.
     Stock options were granted during fiscal years 2010, 2009, and 2008. The fair value and related compensation expense of options were calculated as of the issuance date using the Black-Scholes model for awards granted in fiscal year 2010, which contain graded vesting provisions based on a continuous service condition. A Monte Carlo model was used for awards granted in fiscal years 2009 and 2008, which contain vesting provisions subject to market conditions. The stock option valuation models used the following assumptions:

	Fiscal Years Ended
Options Granted	June 27, 2010	June 28, 2009	June 29 2008

Expected term (years)	5.5	7.9	6.6
Interest rate	2.8%	3.7%	4.4%
Volatility	63.6%	63.6%	62.3%
Dividend yield	—	—	—
     On October 21, 1999, the shareholders of the Company approved the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”). The plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. Option awards granted under this plan were issued with an exercise price equal to the market price of the Company’s stock at the date of grant.
     During the second quarter of fiscal year 2008, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 1,570,000 options from the 1999 Long-Term Incentive Plan of which 120,000 were issued to certain Board members and the remaining options were issued to certain key employees. The options issued to key employees are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $6 per share for thirty consecutive trading days. The options issued to certain Board members are subject to a similar market condition in that one half of each member’s options vest on the date that the closing price of the Company’s common stock shall have been at least $8 per share for thirty consecutive trading days and the remaining one half vest on the date that the closing price of the Company’s common stock shall have been at least $10 per share for thirty consecutive trading days. The Company used a Monte Carlo stock option model to estimate the fair value which ranges from $1.72 per share to $1.79 per share and the derived vesting periods which range from 2.4 to 3.9 years. These options have ten year contractual terms.
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
     During the second quarter of fiscal year 2009, the Committee authorized the issuance of 280,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees. The stock options are subject to a market condition which vests

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the options on the date that the closing price of the Company’s common stock shall have been at least $6 per share for thirty consecutive trading days. The exercise price is $4.16 per share which is equal to the market price of the Company’s stock on the grant date. The Company used a Monte Carlo stock option model to estimate the fair value of $2.49 per share and the derived vesting period of 1.2 years. These options have ten year contractual terms.
     During the first quarter of fiscal year 2010, the Committee authorized the issuance of 1,700,000 stock options from the 2008 Long-Term Incentive Plan to certain key employees and certain members of the Board. The stock options vest ratably over a three year period and have ten year contractual terms. The Company used the Black-Scholes model to estimate the weighted-average grant date fair value of $1.11 per share.
     The compensation cost that was charged against income for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 related to these plans was $2.1 million, $1.4 million, and $1 million, respectively. These costs were recorded as selling, general and administrative expense with the offset to additional paid-in-capital. The total income tax benefit recognized for share-based compensation in the Consolidated Statements of Operations was not material for all periods presented.
     The fair value of each option award is estimated on the date of grant using either the Black-Scholes model for awards containing a service condition or a Monte Carlo model for awards containing a market price condition. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Monte Carlo model simulates future stock movements in order to determine the fair value of the option grant and derived service period.
     At June 27, 2010, the Company has 1,950,000 and 3,247,388 shares reserved for the options that remain outstanding under grants from the 2008 Long-Term Incentive Plan and the 1999 Long-Term Incentive Plan, respectively. There were no remaining outstanding options issued under the previous ISO and NQSO plans at June 27, 2010. No additional options will be issued under the 1999 Long-Term Incentive Plan or any previous ISO or NQSO plan. The stock option activity for fiscal year 2010 for all plans is as follows:

	2008 and 1999 Long-Term
	Incentive Plans		Previous Plans
	Options	Weighted	Options	Weighted
	Outstanding	Avg. $/Share	Outstanding	Avg. $/Share

Shares under option – at June 28, 2009	3,963,428	4.79	—	—
Granted	1,700,000	1.93	—	—
Exercised	—	—	—	—
Expired	(466,040)	11.86	—	—
Forfeited	—	—	—	—

Shares under option – at June 27, 2010	5,197,388	3.22	—	—

     The weighted average grant-date fair value of options granted in fiscal 2010, 2009, and 2008 was $1.11, $2.49, and $1.79, respectively. The total intrinsic value of options exercised was $1.6 million and $24 thousand in fiscal years 2009 and 2008, respectively. There were no options exercised in fiscal year 2010. The amount of cash received from the exercise of options was $3.8 million and $0.4 million in fiscal years 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     A summary of the status of the Company’s non-vested shares as of June 27, 2010, and changes during the year ended June 27, 2010, is presented below.

				Weighted-Average
	Market Condition	Service Condition		Grant-Date Fair
Non-vested Shares	Shares	Shares	Total Shares	Value
Non-vested at June 28, 2009	1,750,000	—	1,750,000	$1.89
Granted	—	1,700,000	1,700,000	$1.11
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested at June 27, 2010	1,750,000	1,700,000	3,450,000	$1.51

     The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options as of June 27, 2010:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$1.91 – $3.10	4,095,000	$2.42	7.6	895,000	$2.83
3.11 – 6.20	410,000	3.87	7.4	160,000	3.42
6.21 – 9.30	637,805	7.41	1.6	637,805	7.41
9.31 – 11.14	54,583	9.92	1.4	54,583	9.92

Totals	5,197,388	3.22	6.8	1,747,388	4.78

     The following table sets forth certain required stock option information for awards granted under the 1999 Long-Term Incentive Plan and the 2008 Long-Term Incentive Plan as of and for the year ended June 27, 2010:

2008 and 1999 Long-
Term Incentive Plan
Number of options vested and expected to vest	5,090,179
Weighted-average price of options vested and expected to vest	$3.25
Intrinsic value of options vested and expected to vest	$6,446,599
Weighted-average remaining contractual term of options vested and expected to vest	6.7 years
Number of options exercisable as of June 27, 2010	1,747,388
Weighted-average exercise price for options currently exercisable	$4.78
Intrinsic value of options currently exercisable	$1,162,650
Weighted-average remaining contractual term of options currently exercisable	3.7 years
     The Company has a policy of issuing new shares to satisfy share option exercises. The Company has elected an accounting policy of accelerated attribution for graded vesting.
     As of June 27, 2010, unrecognized compensation costs related to unvested share based compensation arrangements was $0.8 million. The weighted average period over which these costs are expected to be recognized is 1.1 years.
     On November 25, 2009, the Company agreed to purchase 1,885,000 shares of its common stock at a purchase price of $2.65 per share from Invemed Catalyst Fund, L.P. (based on an approximate 10% discount to the closing price of the common stock on November 24, 2009). The purchase of the shares pursuant to the transaction was not pursuant to the Company’s stock repurchase plan. The transaction closed on November 30, 2009 at a total purchase price of $5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7. Assets Held for Sale
     During the second quarter of fiscal year 2008, the Company negotiated an agreement with E.I. DuPont de Nemours (“DuPont”) to sell its polyester facility located in Kinston, North Carolina (“Kinston”). On March 20, 2008, the Company completed the sale of these assets. Per the agreement, the Company retained the right to sell certain idle polyester assets for a period of two years ending March 20, 2010 at which time the remaining assets would be conveyed to DuPont for no consideration. As of June 28, 2009, the Company had assets held for sale related to the consolidation of its polyester manufacturing capacity of which $1.4 million related to these remaining assets and structures. During the first quarter of fiscal year 2010, the Company entered into a contract to sell some of these assets for $1.3 million and therefore recorded a $0.1 million non-cash impairment charge. The sale closed during the second quarter of fiscal year 2010. On March 20, 2010, the remaining assets were conveyed back to DuPont with no consideration paid to the Company.
8. Impairment Charges
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
     During the second quarter of fiscal year 2008, the Company evaluated the carrying value of the remaining polyester machinery and equipment at Dillon Yarn Corporation (“Dillon”). The Company sold several machines to a foreign subsidiary and in addition transferred several other machines to its Yadkinville, North Carolina facility. Six of the remaining machines were leased under an operating lease to a manufacturer in Mexico at a fair market value substantially less than their carrying value. The last five remaining machines were scrapped for spare parts inventory. These eleven machines were written down to fair market value determined by the lease; and as a result, the Company recorded a non-cash impairment charge of $1.6 million in the second quarter of fiscal year 2008. The adjusted net book value was depreciated over a two-year period which is consistent with the life of the lease.
     In addition, during the second quarter of fiscal year 2008, the Company negotiated with DuPont to sell its polyester facility in Kinston, North Carolina polyester facility. Based on appraisals, management concluded that the carrying value of the real estate exceeded its fair value. Accordingly, the Company recorded $0.7 million in non-cash impairment charges. On March 20, 2008, the Company completed the sale of assets located in Kinston. The Company retained the right to sell certain idle polyester assets for a period of two years.
     During the fourth quarter of fiscal year 2009, the Company determined that a review of the remaining assets held for sale located in Kinston, North Carolina was necessary as a result of sales negotiations. The cash flow projections related to these assets were based on the expected sales proceeds, which were estimated based on the current status of negotiations with a potential buyer. As a result of this review, the Company determined that the carrying value of the assets exceeded the fair value and recorded $0.4 million in non-cash impairment charges related to these assets held for sale as discussed above in “Footnote 7-Assets Held For Sale”.
     During the first quarter of fiscal year 2010, the Company entered into a contract to sell certain of the assets held for sale in Kinston and based on the contract price, the Company recorded a $0.1 million non-cash impairment charge in the first quarter of fiscal year 2010.
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
     In July 2008, the Company announced a proposed agreement to sell its 50% ownership interest in YUFI to its partner, YCFC, for $10 million, pending final negotiation and execution of definitive agreements and the receipt of Chinese

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
regulatory approvals. In connection with a review of the YUFI value during negotiations related to the sale, the Company initiated a review of the carrying value of its investment in YUFI. As a result of this review, the Company determined that the carrying value of its investment in YUFI exceeded its fair value. Accordingly, the Company recorded a non-cash impairment charge of $6.5 million in the fourth quarter of fiscal year 2008.
     During the second quarter of fiscal year 2009, the Company and YCFC renegotiated the proposed agreement to sell the Company’s interest in YUFI to YCFC from $10 million to $9 million. As a result, the Company recorded an additional impairment charge of $1.5 million, which included $0.5 million related to certain disputed accounts receivable and $1 million related to the fair value of its investment, as determined by the re-negotiated equity interest sales price which was lower than carrying value. During the fourth quarter of fiscal year 2009, the Company completed the sale of YUFI to YCFC. See “Footnote 2-Investments in Unconsolidated Affiliates” for further discussion.
Goodwill Impairment
     The Company’s balance sheet at December 28, 2008 reflected $18.6 million of goodwill, all of which related to a domestic polyester acquisition in January 2007. This goodwill was reviewed for impairment annually, unless specific circumstances indicated that a more timely review was warranted. This impairment test involved estimates and judgments that were critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Based on a decline in its market capitalization during the third quarter of fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill during the quarter ended March 29, 2009. In connection with this third quarter interim impairment analysis, the Company updated its cash flow forecasts based upon the latest market intelligence, its discount rate and its market capitalization values. The projected cash flows were based on the Company’s forecasts of volume, with consideration of relevant industry and macroeconomic trends. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach utilizing market multiples of “guideline” publicly traded companies. As a result of the findings, the Company determined that the goodwill was impaired and recorded a goodwill impairment charge of $18.6 million in the third quarter of fiscal year 2009.
9. Severance and Restructuring Charges
Severance
     On August 2, 2007, the Company announced the closure of its Kinston, North Carolina polyester facility. The Kinston facility produced POY for internal consumption and third party sales. The Company continues to produce POY in the Yadkinville, North Carolina facility for its specialty and premium value yarns and purchases some of its commodity POY needs from external suppliers. During fiscal year 2008, the Company recorded $1.3 million for severance related to its Kinston consolidation. Approximately 231 employees which included 31 salaried positions and 200 wage positions were affected as a result of this reorganization. The severance expense is included in the cost of sales line item in the Consolidated Statements of Operations.
     On August 22, 2007, the Company announced its plan to re-organize certain corporate staff and manufacturing support functions to further reduce costs. The Company recorded $1.1 million for severance related to this reorganization. Approximately 54 salaried employees were affected by this reorganization. The severance expense is included in the restructuring charges line item in the Consolidated Statements of Operations. In addition, the Company recorded severance of $2.4 million for its former CEO and $1.7 million for severance related to its former Chief Financial Officer (“CFO”) during fiscal year 2008. These additional severance expenses are included in the selling, general and administrative expense line item in the Consolidated Statements of Operations.
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
     In the third quarter of fiscal year 2009, the Company re-organized and reduced its workforce due to the economic downturn. Approximately 200 salaried and wage employees were affected by this reorganization related to the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
efforts to reduce costs. As a result, the Company recorded $0.3 million in severance charges related to certain salaried corporate and manufacturing support staff. The severance expenses are included in the restructuring charges line item in the Consolidated Statements of Operations.
Restructuring
     On October 25, 2006, the Company’s Board approved the purchase of the assets of the yarn division of Dillon. This approval was based on a business plan which assumed certain significant synergies that were expected to be realized from the elimination of redundant overhead, the rationalization of under-utilized assets and certain other product optimization. The preliminary asset rationalization plan included exiting two of the three production activities currently operating at the Dillon facility and moving them to other Unifi manufacturing facilities. The plan was to be finalized once operations personnel from the Company would have full access to the Dillon facility, in order to determine the optimal asset plan for the Company’s anticipated product mix. This plan was consistent with the Company’s domestic market consolidation strategy. On January 1, 2007, the Company completed the Dillon asset acquisition.
     Concurrent with the acquisition the Company entered into a Sales and Services Agreement (the “Agreement”). The Agreement covered the services of certain Dillon personnel who were responsible for product sales and certain other personnel that were primarily focused on the planning and operations at the Dillon facility. The services would be provided over a period of two years at a fixed cost of $6 million. In the fourth quarter of fiscal year 2007, the Company finalized its plan and announced its decision to exit its recently acquired Dillon polyester facility.
     The closure of the Dillon facility triggered an evaluation of the Company’s obligations arising under the Agreement. The Company determined from this evaluation that the fair value of the services to be received under the Agreement were significantly lower than the obligation to Dillon. As a result, the Company determined that a portion of the obligation should be considered an unfavorable contract. The Company concluded that costs totaling $3.1 million relating to services provided under the Agreement were for the ongoing benefit of the combined business and therefore should be reflected as an expense in the Company’s Consolidated Statements of Operations, as incurred. The remaining Agreement costs totaling $2.9 million were for the personnel involved in the planning and operations of the Dillon facility and related to the time period after shutdown in June 2007. Therefore, these costs were reflected as an assumed purchase liability since these costs no longer related to the generation of revenue and had no future economic benefit to the combined business.
     In fiscal year 2008, the Company recorded $3.4 million for restructuring charges related to contract termination costs and other noncancellable contracts for continued services after the closing of the Kinston facility. See the Severance discussion above for further details related to Kinston. These charges were recorded in the restructuring charges line item in the Consolidated Statements of Operations for fiscal year 2008.
     During the fourth quarter of fiscal year 2009, the Company recorded $0.2 million of restructuring recoveries related to retiree reserves. This recovery was recorded in the restructuring charges (recoveries) line item in the Consolidated Statements of Operations for fiscal year 2009.
     On January 11, 2010, the Company announced that it created Unifi Central America, Ltda. DE C.V. (“UCA”). With a base of operations established in El Salvador, UCA will serve customers in the Central American region. The Company began dismantling and relocating polyester equipment to the region during the third quarter of fiscal year 2010 and expects to complete the relocation by the second quarter of fiscal year 2011. The Company expects to incur approximately $1.6 million in polyester equipment relocation costs of which $0.8 million was incurred during fiscal year 2010. In addition, the Company expects to incur $0.7 million related to reinstallation of idle texturing equipment in its Yadkinville, North Carolina facility. The polyester equipment relocation costs are recorded in the restructuring charges line item as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The table below summarizes changes to the accrued severance and accrued restructuring accounts for the fiscal years ended June 27, 2010 and June 28, 2009 (amounts in thousands):

	Balance at	Additional		Amount	Balance at
	June 28, 2009	Charges	Adjustments	Used	June 27, 2010
Accrued severance	$1,687	$—	$20	$(1,406)	$301 (1)

	Balance at	Additional		Amount	Balance at
	June 29, 2008	Charges	Adjustments	Used	June 28, 2009
Accrued severance	$3,668	$371	$5	$(2,357)	$1,687 (2)
Accrued restructuring	1,414	—	224	(1,638)	—

(1)	There was no executive severance classified as long-term as of June 27, 2010.

(2)	As of June 28, 2009, the Company classified $0.3 million of the executive severance as long-term.
10. Discontinued Operations
     On July 28, 2004, the Company announced its decision to close its European manufacturing operations including the polyester manufacturing facilities in Ireland. During fiscal year 2006, the Company received the final proceeds from the sale of capital assets with only worker’s compensation claims and other regulatory commitments to be completed and included the operating results from this facility as discontinued operations for fiscal years 2007, 2008, and 2009. In March 2009, the Company completed the final accounting for the closure of the subsidiary and filed the appropriate dissolution papers with the Irish government.
     The Company’s polyester dyed facility in Manchester, England closed in June 2004 and the physical assets were abandoned in June 2005. At that time, the remaining assets and liabilities, which consisted of cash, receivables, office furniture and equipment, and intercompany payables were turned over to local liquidators for settlement. The subsidiary also had reserves recorded for claims by third party creditors for preferential transfers related to its historical intercompany activity. In June 2008, the Company determined that the likelihood of such claims was remote and therefore recorded $3.2 million of recoveries related to the reversal of the reserves. The Company included the results from discontinued operations in its net loss for fiscal years 2008. The subsidiary was dissolved on May 11, 2009.
     Results of all discontinued operations which include the European Division and the dyed facility in England are as follows:

	Fiscal Years Ended
	June 28, 2009	June 29, 2008
	(Amounts in thousands)

Net sales	$—	$—

Income from discontinued operations before income taxes	$65	$3,205
Income tax benefit	—	(21)

Net income from discontinued operations, net of taxes	$65	$3,226

11. Derivative Financial Instruments and Fair Value Measurements
     The Company accounts for derivative contracts and hedging activities at fair value. Changes in the fair value of derivative contracts are recorded in Other operating (income) expense, net in the Consolidated Statements of Operations. The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
These contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets. Counter-parties for these instruments are major financial institutions.
     Currency forward contracts are used as economic hedges for the exposure for sales in foreign currencies based on specific sales made to customers. Generally, 60-75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating (income) expense. The Company also enters currency forward contracts for committed machinery and inventory purchases. Generally up to 5% of inventory purchases made by the Company’s Brazilian subsidiary are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances. The latest maturities for all outstanding sales and purchase foreign currency forward contracts are September 2010 and March 2011, respectively.
     The Company has adopted the guidance issued by the Financial Accounting Standards Board which established a framework for measuring and disclosing fair value measurements related to financial and non financial assets. There is now a common definition of fair value used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.
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

     The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Foreign currency purchase contracts:	Level 2	Level 2	Level 2

Notional amount	$2,826	$110	$492
Fair value	2,873	130	499

Net gain	$(47)	$(20)	$(7)

Foreign currency sales contracts:
Notional amount	$1,231	$1,121	$620
Fair value	1,217	1,167	642

Net gain (loss)	$14	$(46)	$(22)

     The fair values of the foreign exchange forward contracts at the respective year-end dates are based on discounted year-end forward currency rates. The total impact of foreign currency related items that are reported on the line item other operating (income) expense, net in the Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax gain of $0.1 million for the fiscal year ended June 27, 2010 and pre-tax losses of $0.4 million and $0.5 million for the fiscal years ended June 28, 2009 and June 29, 2008.
     The Company’s financial assets include cash and cash equivalents, receivables, net, restricted cash, accounts payable, currency forward contracts, and notes payable. The cash and cash equivalents, receivables, net, restricted cash, and accounts payable approximate fair value due to their short maturities. The Company calculates the fair value of its 2014 notes based on the traded price of the 2014 notes on the latest trade date prior to its period end. These are considered Level 1 inputs in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The carrying values and approximate fair values of the Company’s financial assets and liabilities excluding the currency forward contracts discussed above as of June 27, 2010 and June 28, 2009 were as follows (amounts in thousands):

	June 27, 2010		June 28, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$42,691	$42,691	$42,659	$42,659
Receivables, net	91,243	91,243	77,810	77,810
Restricted cash	—	—	6,930	6,930
Liabilities:
Accounts payable	40,662	40,662	26,050	26,050
Notes payable	178,722	184,084	179,222	112,910
     The Company measures certain assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. These include assets held for sale, long-lived assets, goodwill, intangible assets, and investments in unconsolidated affiliates. The fair values of these assets were determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.
     Impairment charges were recognized for certain assets measured at fair value, on a non-recurring basis as the decline in their respective fair values below their cost was determined to be other than temporary in all instances. During fiscal years 2010, 2009, and 2008, the Company recorded impairment charges of $0.1 million, $20.4 million, and $13.8 million, respectively, for the write down of long-lived assets, goodwill, and the write down of investment in unconsolidated affiliates. The valuation techniques used to determine the fair values for these assets are considered Level 3 inputs in the fair value hierarchy. See Footnote “8-Impairment Charges” for further discussion of the evaluation performed of these assets.
12. Commitments and Contingencies
     At the end of fiscal year 2010, the Company had purchase obligations for the purchase of two extrusion lines and for the construction of a recycled polyester chip facility located in Yadkinville, North Carolina. The Company will purchase machinery and equipment for the recycling of post consumer flake and post industrial waste fiber and fabrics to be installed in a new facility. As of June 27, 2010, the Company had made a deposit of $1.2 million for the first down payment on the extruders. The Company is obligated to make three additional payments upon the completion of the installation of the machinery totaling $2.8 million. The delivery date for the equipment is scheduled for December 2010 with production beginning in February 2011. The Company is also committed to spend $1.5 million for the construction of the new facility. The completion date is scheduled by December 2010. Related to the building of the facility, if the Company terminates the construction of the building without cause, the Company is obligated to pay the total of costs incurred by the contractor at such time along with an additional surcharge.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.
     The Company is aware of certain claims and potential claims against it for the alleged use of non-compliant “Berry Amendment” nylon POY in yarns that the Company sold which may have ultimately been used to manufacture certain U.S. military garments (the “Military Claims”). As of June 27, 2010 the Company recorded an accrual for the Military Claims of which one was settled for $0.2 million on July 19, 2010.
13. Related Party Transactions
     In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon (the “Transaction”). In connection with the Transaction the Company and Dillon entered into the Agreement for a term of two years from January 1, 2007, pursuant to which the Company agreed to pay Dillon an aggregate amount of $6 million in exchange for certain sales and transitional services to be provided by Dillon’s sales staff and executive management, of which $0.5 million and $1.1 million was expensed in fiscal years 2009 and 2008, respectively. The remaining $2.9 million contract costs were treated as an assumed purchase liability, since after the closure of the Dillon facility these costs no longer related to the generation of revenue and had no future economic benefit to the combined business. In addition during fiscal years 2010, 2009, and 2008, the Company recorded sales to and commission income from Dillon in the aggregate amount of $71 thousand, $51 thousand, and $62 thousand, has purchased products from Dillon in an aggregate amount of $3.2 million, $2.8 million, and $2.3 million and paid to Dillon, for certain employee and other expense reimbursements, an aggregate amount of $0.2 million, $0.2 million, and $0.5 million, respectively. As of June 27, 2010 and June 28, 2009, the Company had $21 thousand and $1 thousand, respectively, of outstanding Dillon customer receivables. Further in connection with the Transaction, Dillon guaranteed up to $1 million of the Company’s receivable from New River Industries, Inc. (“New River”). During fiscal year 2008, New River declared bankruptcy. Pursuant to this guarantee, during fiscal year 2008, the Company received $1 million from Dillon to settle the receivable.
     In December 2008 and 2009, the Company and Dillon extended the polyester services portion of the Agreement twice, each for a term of one year. As a result, the Company recorded $1.5 million and $1.4 million of SG&A expense for fiscal year 2010 and fiscal year 2009, respectively, related to this contract and the related amendments. Mr. Stephen Wener is the President and Chief Executive Officer of Dillon. Mr. Wener has been a member of the Company’s Board since May 24, 2007. The terms of the Company’s Agreement with Dillon are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar services.
     As of June 27, 2010 and June 28, 2009, the Company had outstanding payables to Dillon in the amounts of $0.5 million and $0.3 million, respectively.
     In fiscal year 2008, Unifi Manufacturing, Inc. (“UMI”), a wholly-owned subsidiary of the Company, sold certain real and personal property held by UMI located in Dillon, South Carolina, to 1019 Realty LLC (the “Buyer”) at a sales price of $4 million. The real and personal property sold by UMI was acquired by the Company pursuant to the Transaction. Mr. Wener is a manager of the Buyer and has a 13.5% ownership interest in and is the sole manager of an entity which owns 50% of the Buyer.
     Mr. Wener is an Executive Vice President of American Drawtech Company, Inc. (“ADC”) and beneficially owns a 12.5% equity interest in ADC. During fiscal years 2010, 2009, and 2008, the Company recorded sales to and commission income from ADC in the aggregate amount of $2 million, $2.2 million, and $2.4 million and paid expenses to ADC of $53 thousand, $15 thousand, and $17 thousand, respectively. The sales terms, in management’s opinion, are comparable to terms that the Company would have been able to negotiate with an independent third party. As of June 27, 2010 and June 28, 2009, the Company had $0.2 million for both periods of outstanding ADC customer receivables.
     During fiscal year 2009, Mr. Wener was a director of Titan Textile Canada, Inc. (“Titan”) and beneficially owned a 12.5% equity interest in Titan. During fiscal years 2010, 2009, and 2008, the Company recorded sales to Titan in the amount of nil, $0.7 million, and $2.3 million, respectively. As of June 27, 2010 and June 28, 2009, the Company had no outstanding Titan customer receivables. As of February 24, 2009, Mr. Wener resigned as director and sold his equity interest in Titan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Mr. Kenneth G. Langone, a member of the Company’s board of directors, is a director, stockholder, and Chairman of the Board of Salem Holding Company. In fiscal years 2010, 2009, and 2008, the Company paid Salem Leasing Corporation, a wholly-owned subsidiary of Salem Holding Company, $3.0 million, $3.3 million, and $3.4 million, respectively, in connection with leases of tractors and trailers, and for related services. The terms of the Company’s leases with Salem Leasing Corporation are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar equipment and services. As of June 27, 2010 and June 28, 2009, the Company had outstanding payables to Salem Leasing Corporation in the amounts of $0.4 million and $0.2 million, respectively.
     On November 25, 2009, the Company entered into a stock purchase agreement with Invemed Catalyst Fund L.P. (the “Fund”). Pursuant to the stock purchase agreement, the Company agreed to purchase 1,885,000 shares of its common stock from the Fund for an aggregate purchase price of $5 million. The Company and the Fund negotiated the per share purchase price of $2.65 per share based on an approximately 10% discount to the closing price of the Company’s common stock on November 24, 2009. Mr. Kenneth G. Langone is the principal stockholder and CEO of Invemed Securities, Inc., which is a managing member of Invemed Catalyst Gen Par, LLC, the general partner of the Fund. Mr. William M. Sams, another member of the Company’s board of directors, is a limited partner of the Fund. Neither Mr. Langone nor Mr. Sams was involved in any decisions by the board of directors of the Company or any committee thereof with respect to this stock purchase transaction.
14. Quarterly Results (Unaudited)
     Quarterly financial data for the fiscal years ended June 27, 2010 and June 28, 2009 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
	(Amounts in thousands, except per share data)

2010:
Net sales	$142,851	$142,255	$154,687	$176,960
Gross profit	19,406	17,336	16,510	18,248
Net income	2,489	1,953	771	5,472

Per Share of Common Stock (basic and diluted):
Net income - basic	$.04	$.03	$.01	$.09

Net income - diluted	$.04	$.03	$.01	$.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

2009:
Net sales	$169,009	$125,727	$119,094	$139,833
Gross profit	13,425	2,312	372	12,397
Income (loss) from discontinued operations, net of tax	(104)	216	(45)	(2)
Net loss	(676)	(9,068)	(32,996)	(6,256)

Per Share of Common Stock (basic and diluted):
Net loss - basic	$(.01)	$(.15)	$(.53)	$(.10)

Net loss - diluted	$(.01)	$(.15)	$(.53)	$(.10)

     During fiscal year 2010, the Company experienced improvements in gross profits primarily as a result of higher sales volumes from share gains and market improvements. During the third quarter of fiscal year 2010, the Company recorded a gain of $1.4 million from the sale of nitrogen credits. During the second quarter of fiscal year 2009, the Company recorded $1.5 million of impairment charges related to the sale of its interest in YUFI to YCFC. In addition, in the third quarter of fiscal year 2009, the Company recorded $18.6 million in goodwill impairment charges which related to its Dillon acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15. Business Segments, Foreign Operations and Concentrations of Credit Risk
     The Company and its subsidiaries are a diversified producer and processor of multi-filament polyester and nylon yarns, with production facilities located in the Americas. The Company’s product offerings include specialty and PVA yarns with enhanced performance characteristics. The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, furnishings, automotive, industrial and other end-use markets with sales domestically and internationally. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products. The Company also maintains investments in several minority-owned and jointly owned affiliates.
     Segmented financial information of the polyester and nylon operating segments, as regularly reported to management for the purpose of assessing performance and allocating resources, is detailed below.

	Polyester	Nylon	Total
	(Amounts in thousands)
Fiscal year 2010:
Net sales to external customers	$452,674	$164,079	$616,753
Depreciation and amortization	22,730	3,477	26,207
Restructuring charges	739	—	739
Write down of long-lived assets	100	—	100
Stock-based/deferred compensation	1,972	583	2,555
Segment operating profit	13,619	10,859	24,478
Capital expenditures	12,022	825	12,847
Total assets	322,241	81,081	403,322

	Polyester	Nylon	Total
	(Amounts in thousands)
Fiscal year 2009:
Net sales to external customers	$403,124	$150,539	$553,663
Inter-segment net sales	—	81	81
Depreciation and amortization	24,324	6,859	31,183
Restructuring charges	199	73	272
Write down of long-lived assets	350	—	350
Goodwill impairment	18,580	—	18,580
Stock-based/deferred compensation	1,267	323	1,590
Segment operating profit (loss)	(33,178)	3,360	(29,818)
Capital expenditures	13,424	664	14,088
Total assets	314,551	75,023	389,574

	Polyester	Nylon	Total
	(Amounts in thousands)
Fiscal year 2008:
Net sales to external customers	$530,567	$182,779	$713,346
Inter-segment net sales	7,103	2,911	10,014
Depreciation and amortization	27,223	13,155	40,378
Restructuring charges	3,818	209	4,027
Write down of long-lived assets	2,780	—	2,780
Stock-based/deferred compensation	882	133	1,015
Segment operating profit (loss)	(10,846)	7,049	(3,797)
Capital expenditures	11,683	585	12,268
Total assets	387,272	92,455	479,727
     For purposes of internal management reporting, segment operating profit (loss) represents segment net sales less cost of sales, segment restructuring charges, segment impairments of long-lived assets, goodwill impairment, and allocated selling, general and administrative expenses. Certain non-segment manufacturing and unallocated selling, general and administrative costs are allocated to the operating segments based on activity drivers relevant to the respective costs. This allocation methodology is updated as part of the annual budgeting process. In fiscal year 2008, consolidated intersegment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
sales were recorded at market. Beginning in fiscal year 2009, the Company changed its domestic intersegment transfer pricing of inventory from a market value approach to a cost approach. Using the new methodology, no intersegment sales are recorded for domestic transfers of inventory. The remaining intersegment sales relate to sales to the Company’s foreign subsidiaries which are still recorded at market.
     Domestic operating divisions’ fiber costs are valued on a standard cost basis, which approximates first-in, first-out accounting. Segment operating income (loss) excludes the provision for bad debts of $0.1 million, $2.4 million, and $0.2 million for fiscal years 2010, 2009, and 2008, respectively. For significant capital projects, capitalization is delayed for management segment reporting until the facility is substantially complete. However, for consolidated financial reporting, assets are capitalized into construction in progress as costs are incurred or carried as unallocated corporate PP&E if they have been placed in service but have not as yet been moved for management segment reporting.
     The net increase of $7.7 million in the polyester segment total assets between fiscal year end 2009 and 2010 primarily reflects increases in inventory of $18.7 million, accounts receivable of $6 million, deferred taxes of $0.4 million and other current assets of $0.4 million offset by decreases in restricted cash of $6.9 million, PP&E of $6.1 million, other assets of $3.5 million, and cash of $1.3 million. The net increase of $6.1 million in the nylon segment total assets between fiscal year end 2009 and 2010 is primarily a result of an increase in accounts receivable of $5 million, inventory of $2.9 million, and cash of $0.3 million offset by a decrease in PP&E of $2.1 million.
     The net decrease of $72.7 million in the polyester segment total assets between fiscal year end 2008 and 2009 primarily reflects decreases in inventory of $26.1 million, goodwill of $18.6 million, accounts receivable of $17.1 million, PP&E of $11.0 million, restricted cash of $10.1 million, other current assets of $2.2 million, other assets of $1.7 million, and deferred taxes of $1.1 million offset by an increase in cash of $15.2 million. The net decrease of $17.4 million in the nylon segment total assets between fiscal year end 2008 and 2009 is primarily a result of a decrease in inventory of $7 million, accounts receivable of $6.1 million, PP&E of $5.7 million, and other current assets of $0.1 million offset by an increase in other assets of $0.9 million and cash of $0.6 million.
     The following tables present reconciliations from segment data to consolidated reporting data:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$26,207	$31,183	$40,378
Depreciation included in other operating (income) expense	105	143	38
Amortization included in interest expense, net	1,104	1,147	1,158

Consolidated depreciation and amortization	$27,416	$32,473	$41,574

Operating income (loss):
Reportable segments income (loss)	$24,478	$(29,818)	$(3,797)
Restructuring charges	—	(181)	—
Provision for bad debts	123	2,414	214
Other operating (income) expense, net	(1,033)	(5,491)	(6,427)
Interest income	(3,125)	(2,933)	(2,910)
Interest expense	21,889	23,152	26,056
Gain on extinguishment of debt	(54)	(251)	—
Equity in earnings of unconsolidated affiliates	(11,693)	(3,251)	(1,402)
Write down of investment in unconsolidated affiliates	—	1,483	10,998

Income (loss) from continuing operations before income taxes	$18,371	$(44,760)	$(30,326)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Total assets:
Reportable segments total assets	$403,322	$389,574	$479,727
Corporate current assets	12,473	10,096	22,717
Unallocated corporate PP&E	10,282	11,388	11,796
Other non-current corporate assets	7,200	8,147	9,342
Investments in unconsolidated affiliates	73,543	60,051	70,562
Intersegment eliminations	(2,355)	(2,324)	(2,613)

Consolidated assets	$504,465	$476,932	$591,531

     The difference between total capital expenditures for long-lived assets and the segment total relates to corporate projects. For fiscal years 2010, 2009, and 2008, corporate capital expenditures for long-lived assets totaled $0.3 million, $1.2 million, and $0.5 million, respectively.
     The Company’s operations serve customers principally located in the U.S. as well as international customers located primarily in Canada, Mexico, Israel, and China and various countries in Europe, Central America, and South America. Export sales from its U.S. operations aggregated $94.3 million in fiscal year 2010, $81 million in fiscal year 2009, and $112 million in fiscal year 2008. In fiscal years 2010, 2009, and 2008, the Company had net sales of $60.2 million, $58.2 million, and $77.3 million, respectively, to one customer which was 9.8% of consolidated net sales. Most of the Company’s sales to this customer were related to its domestic nylon operation. The concentration of credit risk for the Company with respect to trade receivables is mitigated due to the large number of customers and dispersion across different end-uses and geographic regions.
     The Company’s foreign operations primarily consist of manufacturing operations in Brazil, El Salvador and Colombia and a sales and marketing office in China. Net sales and total long-lived assets of the Company’s continuing foreign and domestic operations are as follows:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Amounts in thousands)
Domestic operations:
Net sales	$458,327	$434,015	$581,400
Total long-lived assets	204,967	209,117	240,547
Brazil operations:
Net sales	$130,199	$113,458	$128,531
Total long-lived assets	22,731	22,454	36,301
Other foreign operations:
Net sales	$28,227	$6,190	$3,415
Total long-lived assets	9,949	3,110	9,820
     On January 11, 2010, the Company announced that it created UCA located in El Salvador. As of June 27, 2010, UCA had $1.6 million in long lived assets and $5.7 million in sales. In December 2008, the Company created UTSC, a wholly-owned Chinese sales and marketing subsidiary. UTSC had sales of $18.4 million and $3 million, respectively, for fiscal years 2010 and 2009. In addition, one of the Company’s other foreign subsidiaries invested in two new joint ventures totaling $4.8 million during fiscal year 2010. See “Footnote 2-Investments in Unconsolidated Affiliates” for further discussion of these new investments.
16. Subsequent Events
     On June 30, 2010, the Company redeemed $15 million of the 2014 notes at a price of 105.75%. As a result, the Company will record a $1.1 million charge for the early extinguishment of debt in the September 2010 quarter which consists of $0.8 million in redemption premium costs and $0.3 million in non-cash charges related to the origination cost of the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     On or about August 26, 2010, the Board of Directors approved a 1-for-3 reverse stock split of the Company’s common stock, subject to shareholder approval. The shareholders will vote on the reverse stock split at the shareholders’ Annual Meeting on October 27, 2010.
     On September 9, 2010, the Company and the Subsidiary Guarantors (as co-borrowers) entered into the First Amended Credit Agreement. See “Footnote 3 – Long-term Debt and Other Liabilities”.
17. Condensed Consolidating Financial Statements
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
     Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries for the notes is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Balance Sheet Information as of June 27, 2010 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,938	$1,832	$30,921	$—	$42,691
Receivables, net	—	67,979	23,264	—	91,243
Intercompany accounts receivable	221,670	(209,991)	720	(12,399)	—
Inventories	—	69,930	41,077	—	111,007
Deferred income taxes	—	—	1,623	—	1,623
Other current assets	79	1,052	4,988	—	6,119

Total current assets	231,687	(69,198)	102,593	(12,399)	252,683

Property, plant and equipment	11,348	643,930	92,579	—	747,857
Less accumulated depreciation	(2,185)	(523,771)	(70,402)	—	(596,358)

	9,163	120,159	22,177	—	151,499
Intangible assets, net	—	14,135	—	—	14,135
Investments in unconsolidated affiliates	—	65,446	8,097	—	73,543
Investments in consolidated subsidiaries	407,605	—	—	(407,605)	—
Other noncurrent assets	7,200	2,999	7,446	(5,040)	12,605

	$655,655	$133,541	$140,313	$(425,044)	$504,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218	$33,158	$7,286	$—	$40,662
Intercompany accounts payable	214,087	(213,457)	11,769	(12,399)	—
Accrued expenses	2,732	15,699	3,294	—	21,725
Income taxes payable	—	(44)	549	—	505
Notes payable	15,000	—	—	—	15,000
Current maturities of long-term debt and other liabilities	—	327	—	—	327

Total current liabilities	232,037	(164,317)	22,898	(12,399)	78,219

Notes payable	163,722	—	—	—	163,722
Long-term debt and other liabilities	—	2,531	5,040	(5,040)	2,531
Deferred income taxes	—	—	97	—	97
Shareholders’/ invested equity	259,896	295,327	112,278	(407,605)	259,896

	$655,655	$133,541	$140,313	$(425,044)	$504,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Balance Sheet Information as of June 28, 2009 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,509	$(813)	$31,963	$—	$42,659
Receivables, net	100	56,031	21,679	—	77,810
Inventories	—	63,919	25,746	—	89,665
Deferred income taxes	—	—	1,223	—	1,223
Assets held for sale	—	1,350	—	—	1,350
Restricted cash	—	—	6,477	—	6,477
Other current assets	46	2,199	3,219	—	5,464

Total current assets	11,655	122,686	90,307	—	224,648

Property, plant and equipment	11,336	665,724	67,193	—	744,253
Less accumulated depreciation	(1,899)	(534,297)	(47,414)	—	(583,610)

	9,437	131,427	19,779	—	160,643
Restricted cash	—	—	453	—	453
Intangible assets, net	—	17,603	—	—	17,603
Investments in unconsolidated affiliates	—	57,107	2,944	—	60,051
Investments in consolidated subsidiaries	360,897	—	—	(360,897)	—
Other noncurrent assets	45,041	(29,214)	(2,293)	—	13,534

	$427,030	$299,609	$111,190	$(360,897)	$476,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other	$37	$19,888	$6,125	$—	$26,050
Accrued expenses	1,690	11,033	2,546	—	15,269
Income taxes payable	—	—	676	—	676
Current maturities of long-term debt and other current liabilities	—	368	6,477	—	6,845

Total current liabilities	1,727	31,289	15,824	—	48,840

Notes payable	179,222	—	—	—	179,222
Other long-term debt and other liabilities	1,112	1,920	453	—	3,485
Deferred income taxes	—	—	416	—	416
Shareholders’/ invested equity	244,969	266,400	94,497	(360,897)	244,969

	$427,030	$299,609	$111,190	$(360,897)	$476,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Statement of Operations Information for the Fiscal Year Ended June 27, 2010 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$458,327	$159,280	$(854)	$616,753
Cost of sales	—	417,160	129,180	(1,087)	545,253
Restructuring charges	—	739	—	—	739
Write down of long-lived assets	—	100	—	—	100
Equity in subsidiaries	(11,003)	—	—	11,003	—
Selling, general and administrative expenses	(16)	36,441	9,812	(54)	46,183
Provision (benefit) for bad debts	—	193	(70)	—	123
Other operating (income) expense, net	(22,341)	20,591	(526)	1,243	(1,033)

Non-operating (income) expenses:
Interest income	(41)	(198)	(2,886)	—	(3,125)
Interest expense	21,996	(238)	131	—	21,889
Gain on extinguishment of debt	(54)	—	—	—	(54)
Equity in (earnings) losses of unconsolidated affiliates	—	(11,605)	(802)	714	(11,693)

Income (loss) from continuing operations before income taxes	11,459	(4,856)	24,441	(12,673)	18,371
Provision (benefit) for income taxes	774	(32)	6,944	—	7,686

Net income (loss)	$10,685	$(4,824)	$17,497	$(12,673)	$10,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Statement of Operations Information for the Fiscal Year Ended June 28, 2009 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$434,014	$120,218	$(569)	$553,663
Cost of sales	—	421,122	104,478	(443)	525,157
Restructuring charges, net	—	91	—	—	91
Write down of long-lived assets	—	350	—	—	350
Equity in subsidiaries	49,379	—	—	(49,379)	—
Goodwill impairment	—	18,580	—	—	18,580
Selling, general and administrative expenses	216	32,048	7,014	(156)	39,122
Provision (benefit) for bad debts	—	2,599	(185)	—	2,414
Other operating (income) expense, net	(23,286)	18,097	(127)	(175)	(5,491)

Non-operating (income) expenses:
Interest income	(161)	(48)	(2,724)	—	(2,933)
Interest expense	23,099	110	(57)	—	23,152
Gain on extinguishment of debt	(251)	—	—	—	(251)
Equity in (earnings) losses of unconsolidated affiliates	—	(4,725)	1,668	(194)	(3,251)
Write down of investment in unconsolidated affiliates	—	483	1,000	—	1,483

Income (loss) from continuing operations before income taxes	(48,996)	(54,693)	9,151	49,778	(44,760)
Provision for income taxes	—	3	4,298	—	4,301

Income (loss) from continuing operations	(48,996)	(54,696)	4,853	49,778	(49,061)
Income from discontinued operations, net of tax	—	—	65	—	65

Net income (loss)	$(48,996)	$(54,696)	$4,918	$49,778	$(48,996)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Statement of Operations Information for the Fiscal Year Ended June 29, 2008 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Summary of Operations:
Net sales	$—	$581,400	$133,919	$(1,973)	$713,346
Cost of sales	—	546,412	118,232	(1,880)	662,764
Restructuring charges, net	—	4,027	—	—	4,027
Equity in subsidiaries	7,450	—	—	(7,450)	—
Write down of long-lived assets	—	2,247	533	—	2,780
Selling, general and administrative expenses	—	40,443	7,597	(468)	47,572
Provision (benefit) for bad debts	—	327	(113)	—	214
Other operating (income) expense, net	(26,398)	19,560	636	(225)	(6,427)

Non-operating (income) expenses:
Interest income	(740)	(160)	(2,010)	—	(2,910)
Interest expense	25,362	571	123	—	26,056
Equity in (earnings) losses of unconsolidated affiliates	—	(9,660)	8,203	55	(1,402)
Write down of investment in unconsolidated affiliates	—	4,505	6,493	—	10,998

Income (loss) from continuing operations before income taxes	(5,674)	(26,872)	(5,775)	7,995	(30,326)
Provision (benefit) for income taxes	10,477	(24,577)	3,151	—	(10,949)

Income (loss) from continuing operations	(16,151)	(2,295)	(8,926)	7,995	(19,377)
Income from discontinued operations, net of tax	—	—	3,226	—	3,226

Net income (loss)	$(16,151)	$(2,295)	$(5,700)	$7,995	$(16,151)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Statements of Cash Flows Information for the Fiscal Year Ended June 27, 2010 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by continuing operating activities	$4,039	$4,534	$11,981	$27	$20,581

Investing activities:
Capital expenditures	(12)	(9,268)	(5,049)	1,217	(13,112)
Acquisitions	—	—	(4,800)	—	(4,800)
Proceeds from sale of capital assets	—	2,588	373	(1,244)	1,717
Change in restricted cash	—	—	7,508	—	7,508
Split dollar life insurance premiums	(168)	—	—	—	(168)
Other	—	—	(70)	—	(70)

Net cash used in investing activities	(180)	(6,680)	(2,038)	(27)	(8,925)

Financing activities:
Payments of notes payables	(435)	—	—	—	(435)
Payments of long-term debt	—	—	(7,508)	—	(7,508)
Borrowings of long-term debt	—	—	—	—	—
Purchase and retirement of Company stock	(4,995)	—	—	—	(4,995)
Cash dividend paid	—	5,158	(5,158)	—	—
Other	—	(368)	—	—	(368)

Net cash provided by (used in) financing activities	(5,430)	4,790	(12,666)	—	(13,306)

Cash flows of discontinued operations:
Operating cash flow	—	—	—	—	—

Net cash used in discontinued operations	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	1,682	—	1,682

Net increase (decrease) in cash and cash equivalents	(1,571)	2,644	(1,041)	—	32
Cash and cash equivalents at beginning of the year	11,509	(812)	31,962	—	42,659

Cash and cash equivalents at end of the year	$9,938	$1,832	$30,921	$—	$42,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Statements of Cash Flows Information for the Fiscal Year Ended June 28, 2009 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$25,478	$(16,917)	$8,399	$—	$16,960

Investing activities:
Capital expenditures	(68)	(12,417)	(3,524)	750	(15,259)
Acquisition	—	(500)	—	—	(500)
Proceeds from sale of unconsolidated affiliate	(4,950)	—	13,950	—	9,000
Collection of notes receivable	1	—	—	—	1
Proceeds from sale of capital assets	—	7,704	51	(750)	7,005
Change in restricted cash	—	18,245	7,032	—	25,277
Split dollar life insurance premiums	(219)	—	—	—	(219)

Net cash provided by (used in) investing activities	(5,236)	13,032	17,509	—	25,305

Financing activities:
Payments of notes payables	(10,253)	—	—	—	(10,253)
Payment of long-term debt	(80,060)	—	(7,032)	—	(87,092)
Borrowing of long-term debt	77,060	—	—	—	77,060
Proceeds from stock option exercises	3,831	—	—	—	3,831
Other	—	(305)	—	—	(305)

Net cash used in financing activities	(9,422)	(305)	(7,032)	—	(16,759)

Cash flows of discontinued operations:
Operating cash flow	—	—	(341)	—	(341)

Net cash used in discontinued operations	—	—	(341)	—	(341)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,754)	—	(2,754)

Net increase (decrease) in cash and cash equivalents	10,820	(4,190)	15,781	—	22,411

Cash and cash equivalents at beginning of the year	689	3,378	16,181	—	20,248

Cash and cash equivalents at end of the year	$11,509	$(812)	$31,962	$—	$42,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Statements of Cash Flows Information for the Fiscal Year Ended June 29, 2008 (Amounts in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) continuing operating activities	$5,997	$(147)	$8,287	$(464)	$13,673

Investing activities:
Capital expenditures	—	(7,706)	(5,943)	840	(12,809)
Acquisitions	(1,063)	—	—	—	(1,063)
Investment in Unifi do Brazil	9,494	—	(9,494)	—	—
Proceeds from sale of unconsolidated affiliate	1,462	7,288	—	—	8,750
Collection of notes receivable	—	250	—	—	250
Proceeds from sale of capital assets	—	18,339	322	(840)	17,821
Change in restricted cash	—	(14,209)	—	—	(14,209)
Split dollar life insurance premiums	(216)	—	—	—	(216)
Other	1,072	(1,764)	—	607	(85)

Net cash provided by (used in) investing activities	10,749	2,198	(15,115)	607	(1,561)

Financing activities:
Payments of notes payables	(1,273)	—	—	—	(1,273)
Payment of long-term debt	(180,000)	—	—	—	(180,000)
Borrowing of long-term debt	147,000	—	—	—	147,000
Proceeds from stock option exercises	411	—	—	—	411
Other	(3)	(318)	(823)	—	(1,144)

Net cash provided by (used in) financing activities	(33,865)	(318)	(823)	—	(35,006)

Cash flows of discontinued operations:
Operating cash flow	—	—	(586)	—	(586)

Net cash used in discontinued operations	—	—	(586)	—	(586)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,840	(143)	3,697

Net increase (decrease) in cash and cash equivalents	(17,119)	1,733	(4,397)	—	(19,783)

Cash and cash equivalents at beginning of the year	17,808	1,645	20,578	—	40,031

Cash and cash equivalents at end of the year	$689	$3,378	$16,181	$—	$20,248

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
     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2010.
Assessment of Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 27, 2010.
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
     Ernst and Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which begins on page 106 of this Annual Report on Form 10-K.

Attestation Report of Ernst & Young LLP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited Unifi, Inc.’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unifi, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Unifi, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 27, 2010 of Unifi, Inc. and our report dated September 10, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, North Carolina
September 10, 2009

Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
                None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item with respect to executive officers is set forth above in Part I. The information required by this item with respect to directors will be set forth in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days after June 27, 2010 (the “Proxy Statement”) under the headings “ Proposal 1: Election of Directors,” “Nominees for Election as Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
     The information required by this item with respect to the Audit Committee will be set forth in the Proxy Statement under the headings “Committees of the Board of Directors” and “Corporate Governance Matters – Audit Committee Financial Expert” and is incorporated herein by reference.
Code of Business Conduct and Ethics; Ethical Business Conduct Policy Statement
     The Company has adopted a written Code of Business Conduct and Ethics applicable to members of the Board of Directors and Executive Officers, including the Chief Executive Officer and the Chief Financial Officer (the “Code of Business Conduct and Ethics”). The Company has also adopted the Ethical Business Conduct Policy Statement (the “Policy Statement”) that applies to all employees. The Code of Business Conduct and Ethics and the Policy Statement are available on the Company’s website at www.unifi.com, under the “Investor Relations” section and print copies are available without charge to any shareholder that requests a copy by contacting Mr. Charles McCoy at Unifi, Inc., P.O. Box 19109, Greensboro, North Carolina 27419-9109. Any amendments to or waivers of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer will be disclosed on the Company’s website promptly following the date of such amendment or waiver.
NYSE Certification
     The Annual Certification of the Company’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to section 303A.12(a) of the NYSE Listed Company Manual was previously filed at the New York Stock Exchange on November 17, 2009.
Item 11. Executive Compensation
     The information required by this item will be set forth in the Proxy Statement under the headings “Executive Officers and their Compensation,” “Directors’ Compensation,” “Compensation Committee InterLocks and Insider Participation in Compensation Decisions,“Report of the Compensation Committee on Executive Compensation,” and “Compensation, Discussion and Analysis” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table summarizes information as of June 27, 2010 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of shares to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by shareholders	5,197,388	$ 3.22	4,050,000

Equity compensation plans not approved by shareholders	—	—	—

Total	5,197,388	$ 3.22	4,050,000

     On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan authorized the issuance of up to 6,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 3,000,000 shares may be issued as restricted stock. As of June 27, 2010, there were no restricted stock awards issued under this plan. Any option or restricted stock that is forfeited may be reissued under the terms of the plan. The amount forfeited or canceled is included in the number of securities remaining available for future issuance in column (c) in the above table.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by this item will be set forth in the Proxy Statement under the headings “Transactions with Related Persons, Promoters and Certain Control Persons”, and “Corporate Governance Matters – Director Independence” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     The information required by this item will be set forth in the Proxy Statement under the heading “Information Relating to the Company’s Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

3.1 (ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2007).

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

4.15
First Amendment to Amended and Restated Credit Agreement, Amended and Restated Security Agreement and Pledge Agreement, dated as of September 9, 2010, among Unifi, Inc., the subsidiaries of Unifi, Inc. from time to time party to the agreement, each lender from time to time party to the agreement and Bank of America N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2010).

10.1
Deposit Account Control Agreement, dated as of May 26, 2006, between Unifi Manufacturing, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006 (Reg. No. 001-10542) filed on September 8, 2006).

10.2	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).

10.3
*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).

10.4
*Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).

10.5	*Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s

Exhibit
Number	Description
Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.6
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

10.11
*Severance Agreement, executed October 4, 2007, by and between the Company and William M. Lowe, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated October 4, 2007).

10.12
First Amendment to Sales and Service Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 8-K (Reg. No. 333-140580) filed on December 3, 2008).

10.13	*2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-140590) filed on December 12, 2008).

10.14
*Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009).

10.15
*Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 31, 2008).

10.16
Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc effective November 6, 2009 (incorporated by reference from Exhibit 32.2 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated November 6, 2009) (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

10.17	Second Amendment to Sales and Service Agreement between Unifi, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1

Exhibit
Number	Description
to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009).

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 10, 2010.

UNIFI, Inc.
By:	/s/ WILLIAM L. JASPER
William L. Jasper President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ STEPHEN WENER Stephen Wener	Chairman of the Board and Director	September 10, 2010

/s/ WILLIAM L. JASPER William L. Jasper	President and Chief Executive Officer, and Director (Principal Executive Officer)	September 10, 2010

/s/ RONALD L. SMITH Ronald L. Smith	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2010

/s/ WILLIAM J. ARMFIELD, IV William J. Armfield, IV	Director	September 10, 2010

/s/ R. ROGER BERRIER, JR. R. Roger Berrier, Jr.	Director	September 10, 2010

/s/ ARCHIBALD COX, JR. Archibald Cox, Jr.	Director	September 10, 2010

/s/ KENNETH G. LANGONE Kenneth G. Langone	Director	September 10, 2010

/s/ CHIU CHENG ANTHONY LOO Chiu Cheng Anthony Loo	Director	September 10, 2010

/s/ GEORGE R. PERKINS, JR. George R. Perkins, Jr.	Director	September 10, 2010

/s/ WILLIAM M. SAMS William M. Sams	Director	September 10, 2010

/s/ MICHAEL SILECK Michael Sileck	Director	September 10, 2010

/s/ G. ALFRED WEBSTER G. Alfred Webster	Director	September 10, 2010

(27) Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts —		Deductions —		End of
Description	of Period	Expenses	Describe		Describe		Period
	(Amounts in thousands)
Allowance for uncollectible accounts (a):
Year ended June 27, 2010	$4,802	$2,161	$(367)	(b)	$(3,059	) (c)	$3,537
Year ended June 28, 2009	4,010	4,766	(618)	(b)	(3,356	) (c)	4,802
Year ended June 29, 2008	6,691	434	268	(b)	(3,383	) (c)	4,010

Valuation allowance for deferred tax assets:
Year ended June 27, 2010	$40,118	$3,574	$—		$(3,704)		$39,988
Year ended June 28, 2009	19,825	24,391	—		(4,098)		40,118
Year ended June 29, 2008	31,786	(7,874)	—		(4,087)		19,825

Notes

(a)	The allowance for doubtful accounts includes amounts estimated not to be collectible for product quality claims, specific customer credit issues and a general provision for bad debts.

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
     For fiscal year 2008, the valuation allowance decreased approximately $12 million primarily as a result of net operating loss carryforward utilization and the expiration of state income tax credit carryforwards. In fiscal year 2009, the valuation allowance increased $20.3 million primarily as a result of the increase in federal net operating loss carryforwards and the impairment of goodwill. In fiscal year 2010, the valuation allowance decreased $0.1 million primarily as a result of a decrease in temporary differences and the expiration of state income tax credit carryforwards which were offset by an increase in federal net operating loss carryforwards.