Form 10-Q
period 2010-09-26
UNIFI INC
filed 2010-11-05
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 4, 2010 was 20,059,544.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended September 26, 2010

Table of Contents

		Page
	Part I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of
	September 26, 2010 and June 27, 2010	3

	Condensed Consolidated Statements of Operations for the Quarters Ended
	September 26, 2010 and September 27, 2009	4

	Condensed Consolidated Statements of Cash Flows for the Quarters Ended
	September 26, 2010 and September 27, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	40

	Part II. Other Information
Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	[Removed and Reserved.]	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Part I. Financial Information
Item 1. Financial Statements

UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 26, 2010	June 27, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,274	$42,691
Receivables, net	95,404	91,243
Inventories	120,410	111,007
Deferred income taxes	1,647	1,623
Other current assets	9,465	6,119
Total current assets	253,200	252,683

Property, plant and equipment	757,069	747,857
Less accumulated depreciation	(604,732)	(596,358)
	152,337	151,499
Intangible assets, net	13,496	14,135
Investments in unconsolidated affiliates	80,494	73,543
Other non-current assets	9,795	12,605
Total assets	$509,322	$504,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,093	$40,662
Accrued expenses	18,827	21,725
Income taxes payable	1,368	505
Current portion of notes payable	—	15,000
Current maturities of long-term debt and other liabilities	327	327
Total current liabilities	65,615	78,219

Notes payable, less current portion	163,722	163,722
Long-term debt and other liabilities	2,700	2,531
Deferred income taxes	255	97
Commitments and contingencies
Shareholders’ equity:
Common stock (a)	2,006	2,006
Capital in excess of par value (a)	31,770	31,579
Retained earnings	226,418	216,183
Accumulated other comprehensive income	16,836	10,128
	277,030	259,896
Total liabilities and shareholders’ equity	$509,322	$504,465

(a)    All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended
	September 26, 2010	September 27, 2009

Summary of Operations:
Net sales	$174,020	$142,851
Cost of sales	152,857	123,445
Restructuring charges	363	—
Write down of long-lived assets	—	100
Selling, general and administrative expenses	11,127	11,164
(Benefit) provision for bad debts	(41)	576
Other operating expense (income), net	243	(87)

Non-operating (income) expense:
Interest income	(743)	(746)
Interest expense	5,269	5,492
Loss (gain) on extinguishment of debt	1,144	(54)
Equity in earnings of unconsolidated affiliates	(8,951)	(2,063)
Income from operations before income taxes	12,752	5,024
Provision for income taxes	2,517	2,535
Net income	$10,235	$2,489

Income per common share:
Basic	$.51	$.12

Diluted	$.50	$.12

Weighted average outstanding shares of common stock (a):
Basic	20,057	20,686

Diluted	20,379	20,686

(a)    All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
 (Unaudited) (Amounts in thousands)

	For the Quarters Ended
	September 26, 2010	September 27, 2009

Cash and cash equivalents at beginning of year	$42,691	$42,659
Operating activities:
Net income	10,235	2,489
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of unconsolidated affiliates, net of distributions	(6,419)	(452)
Depreciation	5,850	5,805
Amortization	893	1,168
Stock-based compensation expense	192	593
Deferred compensation expense	155	177
Net gain on asset sales	(65)	(94)
Loss (gain) on extinguishment of debt	1,144	(54)
Write down of long-lived assets	—	100
Deferred income tax	225	63
(Benefit) provision for bad debts	(41)	576
Other	7	40
Change in assets and liabilities, excluding effects of foreign currency adjustments	(8,165)	2,811
Net cash provided by operating activities	4,011	13,222

Investing activities:
Capital expenditures	(5,495)	(2,106)
Investment in unconsolidated affiliate	(225)	—
Change in restricted cash	—	1,763
Proceeds from sale of capital assets	180	107
Net cash used in investing activities	(5,540)	(236)

Financing activities:
Payments of notes payable	(15,863)	—
Payments of other long-term debt	(40,525)	(2,198)
Borrowings of other long-term debt	40,525	—
Debt refinancing fees	(821)	—
Net cash used in financing activities	(16,684)	(2,198)

Effect of exchange rate changes on cash and cash equivalents	1,796	2,253
Net (decrease) increase in cash and cash equivalents	(16,417)	13,041
Cash and cash equivalents at end of period	$26,274	$55,700

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

The Condensed Consolidated Balance Sheet of Unifi, Inc. together with its subsidiaries (the “Company”) at June 27, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  Except as noted with respect to the balance sheet at June 27, 2010, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at September 26, 2010, and the results of operations and cash flows for the periods ended September 26, 2010 and September 27, 2009.  Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.  Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 67 to 73 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

2.  Inventories

Inventories are comprised of the following (amounts in thousands):

	September 26, 2010	June 27, 2010

Raw materials and supplies	$53,242	$51,255
Work in process	6,452	6,726
Finished goods	60,716	53,026
	$120,410	$111,007

3.  Other Current Assets

Other current assets are comprised of the following (amounts in thousands):

	September 26, 2010	June 27, 2010

Prepaid expenses:
Insurance	$1,053	$823
Value added tax	2,250	2,281
Information technology services	201	222
Cash surrender value of life insurance of former key employees (a)	3,241	—
Other	973	360
Deposits	1,747	2,433
	$9,465	$6,119

(a)	The Company has reclassified $3.2 million as current as of September 26, 2010 due to the expected surrender of certain policies during the second quarter of fiscal year 2011.

Notes to Condensed Consolidated Financial Statements – (Continued)
4.  Intangible Assets, Net

Intangible assets subject to amortization consist of a customer list of $22.0 million and non-compete agreements of $4.0 million which were entered in connection with an asset acquisition consummated in fiscal year 2007.  The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life.  The non-compete agreements are being amortized using the straight-line method over seven years, which is equal to the term of the agreement and its extensions.  There are no residual values related to these intangible assets.  Accumulated amortization at September 26, 2010 and June 27, 2010 for these intangible assets was $12.5 million and $11.9 million, respectively.  These intangible assets relate to the polyester segment.

The following table represents the expected intangible asset amortization for the next five fiscal years (amounts in thousands):

	Aggregate Amortization Expenses
	2012	2013	2014	2015	2016

Customer list	$2,022	$1,837	$1,481	$1,215	$969
Non-compete contract	381	381	381	381	190
	$2,403	$2,218	$1,862	$1,596	$1,159

5.  Investments in Unconsolidated Affiliates

The following table represents the Company’s investments in unconsolidated affiliates:

Affiliate Name	Date Acquired	Locations	Percent Ownership
Parkdale America, LLC (“PAL”)	Jun-97	North Carolina, South Carolina, Virginia, and Georgia	34%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha – Emek, Israel	50%

UNF America, LLC (“UNF America”)	Oct-09	Ridgeway, Virginia	50%

Repreve Renewables, LLC (“Repreve Renewables”)	Apr-10	Soperton, Georgia	40%

Condensed balance sheet information as of September 26, 2010 and June 27, 2010 and income statement information for the quarters ended September 26, 2010 and September 27, 2009 of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	September 26, 2010	June 27, 2010
	(Unaudited)	(Unaudited)
Current assets	$212,130	$211,220
Non-current assets	155,382	127,081
Current liabilities	57,641	53,458
Non-current liabilities	33,879	27,621
Shareholders’ equity and capital accounts	275,992	257,222

	For the Quarters Ended
	September 26, 2010	September 27, 2009
	(Unaudited)	(Unaudited)
Net sales	$221,377	$99,446
Gross profit	29,099	8,655
Depreciation and amortization	6,865	5,026
Income from operations	25,172	5,411
Net income	26,379	7,518

Notes to Condensed Consolidated Financial Statements – (Continued)

PAL.  PAL receives benefits under the Food, Conservation, and Energy Act of 2008 (“2008 U.S. Farm Bill”) which extended the existing upland cotton and extra long staple cotton programs (the “Program”), including economic adjustment assistance provisions for ten years.  Beginning August 1, 2008, the Program provided textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years.  The economic assistance received under this Program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery.  Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S.  The recipients have the marketing year from August 1 to July 31, plus eighteen months to make the capital expenditures.  Under the Program, the subsidy payment is received from the U.S. Department of Agriculture (“USDA”) the month after the eligible cotton is consumed.  However, the economic assistance benefit is not recognized by PAL into operating income until the period when both criteria have been met; i.e. eligible upland cotton has been consumed, and qualifying capital expenditures under the Program have been made.

During the Company’s first quarter of fiscal year 2011, PAL received $7.1 million of economic assistance and recognized $19.3 million of economic assistance in its operating income in accordance with the provisions of the Program.  As a result of the timing of qualified capital expenditures, PAL’s deferred revenue relating to this Program decreased from $13.4 million as of June 27, 2010 to $1.2 million as of September 26, 2010.  PAL expects the remaining deferred revenue balance to be fully realized through the completion of qualifying capital expenditures within the timelines prescribed by the Program.

On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for real property and machinery and equipment, that constitute most of the yarn manufacturing operations of Hanesbrands, Inc. (“HBI”). Concurrent with the transaction, PAL entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of HBI’s apparel products at any of HBI’s locations in North America, Central America, or the Caribbean Basin for a six-year period with an option for HBI to extend for two additional three-year periods. The yarn supply agreement also covers PAL’s supply of certain yarns used in HBI’s manufacturing in China through December 31, 2011.

The Company’s investment in PAL at September 26, 2010 was $71.5 million and the underlying equity in the net assets of PAL at September 26, 2010 was $89.3 million.  The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, the Company’s share of the settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million, and the Company’s share of other comprehensive income of $0.3 million offset by an impairment charge taken by the Company on its investment in PAL of $74.1 million.

UNF.  On September 27, 2000, the Company formed a 50/50 joint venture, UNF, with Nilit Ltd. (“Nilit”), to produce nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel.  The Company’s investment in UNF at September 26, 2010 was $3.1 million.

UNF America.  On October 8, 2009, the Company formed a 50/50 joint venture, UNF America, with Nilit for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. The Company’s initial investment in UNF America was $50 thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital.  The loan carries interest at London Interbank Offered Rate ("LIBOR") plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members.  The loan is being treated as an additional investment by the Company for accounting purposes.  The Company’s investment in UNF America at September 26, 2010 was $1.3 million.  In October 2010, UNF America repaid $250 thousand of the working capital loan plus interest back to the Company.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company is committed to purchase its requirements, subject to certain exceptions, of first quality nylon POY for texturing (excluding specialty yarns) from UNF or UNF America.  Pricing under the contract is negotiated every six months and is based on market rates.

Notes to Condensed Consolidated Financial Statements – (Continued)

Repreve Renewables.  On April 26, 2010, the Company entered into an agreement to form Repreve Renewables, a joint venture in which the Company owns a 40% interest.  This joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union.  The Company received its ownership interest in the joint venture for an initial contribution of $4 million.  As of September 26, 2010, the Company has contributed an additional $0.5 million for its share of initial working capital and recorded $0.1 million for the Company’s share of accumulated net losses, resulting in an investment balance of $4.4 million.

6.  Other Non-current Assets

Other non-current assets are comprised of the following (amounts in thousands):

	September 26, 2010	June 27, 2010

Cash surrender value of life insurance of former key employees (a)	$374	$3,615
Bond issue costs and debt refinancing fees	3,870	3,585
Long-term deposits	5,430	5,281
Other	121	124
	$9,795	$12,605

(a)	The Company has reclassified $3.2 million as current as of September 26, 2010 due to the expected surrender of certain policies during the second quarter of fiscal year 2011.

Debt related issue costs and refinancing fees have been amortized on the straight-line method over the life of the corresponding debt, which approximates the effective interest method.  On June 30, 2010, the Company redeemed $15 million of the Company’s 11.5% senior secured notes due May 15, 2014 (the “2014 notes”) at a redemption price of 105.75% of the principal amount of the redeemed 2014 notes.  This redemption was financed through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility.  As a result, the Company recorded a $1.1 million charge for the early extinguishment of debt in the quarter ended September 26, 2010 of which $0.8 million related to the premium paid for the bonds and $0.3 million related to the retirement of related bond issue costs.

On September 9, 2010, the Company and its subsidiary guarantors (as co-borrowers) closed on the First Amendment to the Amended and Restated Credit Agreement with Bank of America, N.A. (the “First Amended Credit Agreement”).  As a result, the Company incurred additional debt refinancing fees in the amount of $0.8 million.  See “Footnote 3.  Long-term Debt and Other Liabilities” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010 for a detailed discussion of the terms and covenants of the First Amended Credit Agreement.

At September 26, 2010 and June 27, 2010, accumulated amortization for debt issue costs and refinancing fees was $4.9 million and $4.6 million, respectively.  The original amount of issue costs and financing fees that was capitalized for the 2014 notes and the amended senior secured asset-based revolving credit facility ("Amended Credit Agreement") was $7.3 million and $1.2 million, respectively.

Notes to Condensed Consolidated Financial Statements – (Continued)

7.  Accrued Expenses

Accrued expenses are comprised of the following (amounts in thousands):

	September 26, 2010	June 27, 2010

Payroll and fringe benefits	$7,805	$14,127
Severance	—	301
Interest	6,964	2,429
Utilities	2,476	2,539
Retiree reserve	123	165
Property taxes	—	876
Other	1,459	1,288
	$18,827	$21,725

8.  Income Taxes

The Company’s income tax provision for the quarter ended September 26, 2010 resulted in tax expense at an effective rate of 19.7% compared to the quarter ended September 27, 2009 which resulted in a tax expense at an effective rate of 50.5%.  The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended September 26, 2010 was primarily due to the utilization of prior losses for which no benefit had been recognized previously, and foreign operations taxed at rates lower than the U.S., partially offset by foreign dividends taxed in the U.S.  The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended September 27, 2009 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.  In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, newly generated income tax benefits will be fully reserved.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2005 through 2010, for non-U.S. income taxes for tax years 2001 through 2010, and for state and local income taxes for fiscal years 2001 through 2010.

9.  Shareholders’ Equity

On October 27, 2010, the shareholders of the Company approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a reverse stock split ratio of 1-for-3.  The reverse stock split became effective November 3, 2010 pursuant to a Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of New York.  The Company had 20,059,544 shares of common stock issued and outstanding immediately following the completion of the reverse stock split. The Company is authorized in its Restated Certificate of Incorporation to issue up to a total of 500,000,000 shares of common stock at a $.10 par value per share which was unchanged by the amendment.  The reverse stock split did not affect the registration of the common stock under the Securities Exchange Act of 1934, as amended or the listing of the common stock on the New York Stock Exchange, under the symbol “UFI”, although the post-split shares are considered a new listing with a new CUSIP number.  In the Condensed Consolidated Balance Sheets, the line item Shareholders’ equity has been retroactively adjusted to reflect the reverse stock split for all periods presented by reducing the line item Common stock and increasing the line item Capital in excess of par value, with no change to Shareholders’ equity in the aggregate.  All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of this transaction except as otherwise noted.

Notes to Condensed Consolidated Financial Statements – (Continued)

On November 25, 2009, the Company agreed to purchase 1,885,000 shares of its common stock at a purchase price of $2.65 per share from Invemed Catalyst Fund, L.P. (based on an approximate 10% discount to the closing price of the common stock on November 24, 2009).  The purchase of the shares pursuant to the transaction was not pursuant to the Company’s stock repurchase plan.  The transaction closed on November 30, 2009 at a total purchase price of $5 million.  This transaction was not adjusted to reflect the reverse stock split discussed above.

10.  Income Per Common Share

The following table sets forth the reconciliation of basic and diluted per share computations (amounts in thousands, except per share data).

	For the Quarters Ended
	September 26, 2010	September 27, 2009
Determination of shares:
Weighted average common shares outstanding	20,057	20,686
Assumed conversion of dilutive stock options	322	0
Diluted weighted average common shares outstanding	20,379	20,686

Income per common share – basic	$.51	$.12
Income per common share – diluted	$.50	$.12

The following table represents the number of stock options to purchase shares of common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive (amounts in thousands):

	For the Quarters Ended
	September 26, 2010	September 27, 2009

Stock options	231	1,304

11.  Comprehensive Income (Loss)

Comprehensive income amounted to $16.9 million for the first quarter of fiscal year 2011 compared to comprehensive income of $10.9 million for the first quarter of fiscal year 2010.  Comprehensive income was comprised of net income of $10.2 million and positive cumulative translation adjustments of $6.7 million for the first quarter of fiscal year 2011.  Comparatively, comprehensive income was comprised of net income of $2.5 million and positive cumulative translation adjustments of $8.4 million for the first quarter of fiscal year 2010.  The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

Notes to Condensed Consolidated Financial Statements – (Continued)

12.  Segment Disclosures

The following is the Company’s segment information for the quarters ended September 26, 2010 and September 27, 2009 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended September 26, 2010:
Net sales to external customers	$129,855	$44,165	$174,020
Depreciation and amortization	5,632	854	6,486
Segment operating profit	5,750	3,923	9,673
Total assets	325,733	86,548	412,281

Quarter ended September 27, 2009:
Net sales to external customers	$104,460	$38,391	$142,851
Depreciation and amortization	5,768	893	6,661
Segment operating profit	4,871	3,271	8,142
Total assets	325,162	78,761	403,923

The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	September 26,	September 27,
	2010	2009
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$6,486	$6,661
Depreciation included in other operating (income) expense, net	3	36
Amortization included in interest expense, net	254	276
Consolidated depreciation and amortization	$6,743	$6,973

Reconciliation of segment operating income to income from operations before income taxes:
Reportable segments operating income	$9,673	$8,142
(Benefit) provision for bad debts	(41)	576
Other operating expense (income), net	243	(87)
Interest expense, net	4,526	4,746
Loss (gain) on extinguishment of debt	1,144	(54)
Equity in earnings of unconsolidated affiliates	(8,951)	(2,063)
Income from operations before income taxes	$12,752	$5,024

For purposes of internal management reporting, segment operating profit represents segment net sales less cost of sales, segment restructuring charges, segment impairments of long-lived assets, and allocated selling, general and administrative (“SG&A”) expenses.  Certain non-segment manufacturing and unallocated SG&A costs are allocated to the operating segments based on activity drivers relevant to the respective costs.  This allocation methodology is updated as part of the annual budgeting process.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to the provision for bad debts, other operating expense (income), net, interest expense, net and equity in earnings of unconsolidated affiliates and related impairments.

Segment operating profit excluded the benefit for bad debts of $41 thousand for the first quarter of fiscal year 2011 and the provision for bad debts of $0.6 million for the first quarter of fiscal year 2010.

Notes to Condensed Consolidated Financial Statements – (Continued)

The total assets for the polyester segment increased from $322.2 million at June 27, 2010 to $325.7 million at September 26, 2010 primarily due to increases in inventory, accounts receivable, and property, plant and equipment ("PP&E") of $5.0 million, $3.2 million, and $1.5 million, respectively.  These increases were offset by decreases in cash, other current assets and other non-current assets of $4.9 million, $0.8 million, and $0.5 million, respectively.  The total assets for the nylon segment increased from $81.1 million at June 27, 2010 to $86.6 million at September 26, 2010 due primarily to increases in inventory, accounts receivable, cash, and other current assets of $4.7 million, $1.0 million, $0.1 million, and $0.1 million, respectively.  These increases were offset by a decrease in PP&E of $0.4 million.

13.  Stock-Based Compensation

On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan authorized the issuance of up to 2,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 1,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant.

During the first quarter of fiscal year 2010, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 566,659 stock options from the 2008 Long-Term Incentive Plan to certain key employees and certain members of the Board.  The stock options vest ratably over a three year period and have ten year contractual terms.  The Company used the Black-Scholes model to estimate the weighed-average grant date fair value of $3.34 per post-split share.

There were no stock options issued during the first quarter of fiscal year 2011.

The Company incurred $0.2 million and $0.6 million in the first quarter of fiscal years 2011 and 2010 respectively, in stock-based compensation expense which was recorded as SG&A expenses with the offset to capital in excess of par value.

There were no stock options exercised during the first quarter of fiscal years 2011 and 2010.

14.  Other Operating Expense (Income), Net

The following table summarizes the Company’s other operating expense (income), net (amounts in thousands):

	For the Quarters Ended
	September 26, 2010	September 27, 2009
Net gain on sale of PP&E	$(65)	$(94)
Currency losses	364	13
Other, net	(56)	(6)
Other operating expense (income), net	$243	$(87)

15.  Derivatives Financial Instruments and Fair Value Measurements

The Company accounts for derivative contracts and hedging activities at fair value. Changes in the fair value of derivative contracts are recorded in the line item Other operating (income) expense, net in the Condensed Consolidated Statements of Operations.  The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

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

Notes to Condensed Consolidated Financial Statements – (Continued)

Currency forward contracts are used as economic hedges for the exposure for sales in foreign currencies based on specific sales made to customers. Generally, approximately 60% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as Other operating (income) expense. The Company also enters currency forward contracts for committed machinery and inventory purchases.  Generally up to 5% of inventory purchases made by the Company’s Brazilian subsidiary are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances.  The latest maturity date for all outstanding sales and purchase foreign currency forward contracts is December 2010.

The Company has adopted the guidance issued by the Financial Accounting Standards Board (“FASB”) which established a framework for measuring and disclosing fair value measurements related to financial and non-financial assets. There is a common definition of fair value used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.

The levels of the fair value hierarchy are:
●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,
●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, or
●
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 26, 2010	June 27, 2010
	Level 2	Level 2
Foreign currency purchase contracts:
Notional amount	$3,328	$2,826
Fair value	3,510	2,873
Net gain	$(182)	$(47)

Foreign currency sales contracts:
Notional amount	$1,115	$1,231
Fair value	1,141	1,217
Net (loss) gain	$(26)	$14

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item Other operating (income) expense, net in the Condensed Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax loss of $0.4 million and $13 thousand for the quarters ended September 26, 2010 and September 27, 2009, respectively.

The Company’s financial assets include cash and cash equivalents, net receivables, accounts payable, currency forward contracts, and notes payable. The cash and cash equivalents, net receivables, and accounts payable approximate fair value due to their short maturities.  The Company calculates the fair value of its 2014 notes based on the traded price of the 2014 notes on the latest trade date prior to its period end.  These are considered Level 1 inputs in the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements – (Continued)

The carrying values and approximate fair values of the Company’s financial assets and liabilities excluding the currency forward contracts discussed above as of September 26, 2010 and June 27, 2010 were as follows (amounts in thousands):

	September 26, 2010		June 27, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$26,274	$26,274	$42,691	$42,691
Receivables, net	95,404	95,404	91,243	91,243
Liabilities:
Accounts payable	45,093	45,093	40,662	40,662
Notes payable	163,722	167,815	178,722	184,084

Impairment charges were recognized for certain assets measured at fair value on a non-recurring basis as the decline in their respective fair values below their cost was determined to be other than temporary in all instances.  During the first quarter of fiscal years 2011 and 2010, the Company recorded impairment charges of nil and $0.1 million, respectively, for the write down of long-lived assets. The valuation techniques used to determine the fair values for these assets are considered Level 3 inputs in the fair value hierarchy.

16.  Related Party Transaction

In each of December 2008 and 2009, the Company and Dillon Yarn Company (“Dillon”) extended the polyester services portion of a Sales and Service Agreement, each time for a term of one year.  As a result, the Company recorded $0.3 million and $0.4 million of SG&A expense for the first quarter of fiscal years 2011 and 2010, respectively, related to this contract and the related amendments.  Mr. Stephen Wener is the President and Chief Executive Officer of Dillon.  Mr. Wener has been a member of the Company’s Board since May 24, 2007.  The terms of the Company’s Sales and Service Agreement with Dillon are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar services.

17.  Commitments and Contingencies

At the end of fiscal year 2010, the Company had obligations for the purchase of two extrusion lines and for the construction of a recycled polyester chip facility located in Yadkinville, North Carolina.  The Company will purchase machinery and equipment for the recycling of post-consumer flake and post-industrial waste fiber and fabrics to be installed in the new facility.  As of September 26, 2010, the Company had made a deposit of $1.2 million for the first down payment on the extruders.  The Company is obligated to make three additional payments upon the completion of the installation of the machinery totaling $2.8 million.  The delivery date for the equipment is scheduled for December 2010 with production beginning in February 2011.  The Company has also contracted for the construction of the new facility in the amount of $1.5 million.  Related to the building of the facility, if the Company terminates the construction of the building without cause, the Company is obligated to pay the total of costs incurred by the contractor at such time along with an additional surcharge.  The construction is scheduled for completion by December 2010.

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

Notes to Condensed Consolidated Financial Statements – (Continued)

The Company is aware of certain claims and potential claims against it for the alleged use of non-compliant “Berry Amendment” nylon POY in yarns that the Company sold which may have ultimately been used to manufacture certain U.S. military garments (the “Military Claims”).  As of June 27, 2010, the Company recorded an accrual for the Military Claims of which $0.3 million was paid or settled during the quarter ended September 26, 2010.

18.  Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to amend the disclosure requirements related to financing receivables. The guidance requires additional disclosures about the nature of an entity’s credit risk as it relates to its receivables, how that risk is analyzed for purposes of providing a credit loss provision, and the reasons for changes in the loss provision.  These disclosures are intended to provide financial statement users with more transparency related to an entity’s credit risk practices and the related allowances for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Accordingly, the Company will implement the guidance for period-end disclosures effective as of the end of its second quarter of fiscal year 2011 with the guidance for period activity disclosures to be implemented during its third quarter of fiscal year 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

19.  Subsequent Events

Effective November 3, 2010, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of New York to effect a 1-for-3 reverse stock split of the Company’s common stock.  See “Footnote 9. Shareholders’ Equity” for further discussion.

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

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries of the 2014 notes is presented below.

Notes to Condensed Consolidated Financial Statements – (Continued)

Balance Sheet Information as of September 26, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$175	$(39)	$26,138	$—	$26,274
Receivables, net	—	64,820	30,584	—	95,404
Intercompany accounts receivable	348,005	(338,440)	840	(10,405)	—
Inventories	—	78,911	41,499	—	120,410
Deferred income taxes	—	—	1,647	—	1,647
Other current assets	107	4,819	4,539	—	9,465
Total current assets	348,287	(189,929)	105,247	(10,405)	253,200

Property, plant and equipment	11,348	644,366	101,355	—	757,069
Less accumulated depreciation	(2,257)	(526,059)	(76,416)	—	(604,732)
	9,091	118,307	24,939	—	152,337

Intangible assets, net	—	13,496	—	—	13,496
Investments in unconsolidated affiliates	—	71,547	8,947	—	80,494
Investments in consolidated subsidiaries	425,641	—	—	(425,641)	—
Other non-current assets	7,485	(242)	12,676	(10,124)	9,795
	$790,504	$13,179	$151,809	$(446,170)	$509,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300	$36,778	$8,015	$—	$45,093
Intercompany accounts payable	341,028	(340,398)	9,775	(10,405)	—
Accrued expenses	7,235	8,550	3,042	—	18,827
Income taxes payable	1,189	(44)	223	—	1,368
Current maturities of long-term debt and other liabilities	—	327	—	—	327
Total current liabilities	349,752	(294,787)	21,055	(10,405)	65,615

Notes payable	163,722	—	—	—	163,722
Long-term debt and other liabilities	—	2,700	—	—	2,700
Deferred income taxes	—	—	255	—	255
Shareholders’/ invested equity	277,030	305,266	130,499	(435,765)	277,030
	$790,504	$13,179	$151,809	$(446,170)	$509,322

Notes to Condensed Consolidated Financial Statements – (Continued)

Balance Sheet Information as of June 27, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,938	$1,832	$30,921	$—	$42,691
Receivables, net	—	67,979	23,264	—	91,243
Intercompany accounts receivable	221,670	(209,991)	720	(12,399)	—
Inventories	—	69,930	41,077	—	111,007
Deferred income taxes	—	—	1,623	—	1,623
Other current assets	79	1,052	4,988	—	6,119
Total current assets	231,687	(69,198)	102,593	(12,399)	252,683

Property, plant and equipment	11,348	643,930	92,579	—	747,857
Less accumulated depreciation	(2,185)	(523,771)	(70,402)	—	(596,358)
	9,163	120,159	22,177	—	151,499

Intangible assets, net	—	14,135	—	—	14,135
Investments in unconsolidated affiliates	—	65,446	8,097	—	73,543
Investments in consolidated subsidiaries	407,605	—	—	(407,605)	—
Other non-current assets	7,200	2,999	7,446	(5,040)	12,605
	$655,655	$133,541	$140,313	$(425,044)	$504,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218	$33,158	$7,286	$—	$40,662
Intercompany accounts payable	214,087	(213,457)	11,769	(12,399)	—
Accrued expenses	2,732	15,699	3,294	—	21,725
Income taxes payable	—	(44)	549	—	505
Current portion of notes payable	15,000	—	—	—	15,000
Current maturities of long-term debt and other liabilities	—	327	—	—	327
Total current liabilities	232,037	(164,317)	22,898	(12,399)	78,219

Notes payable, less current portion	163,722	—	—	—	163,722
Long-term debt and other liabilities	—	2,531	5,040	(5,040)	2,531
Deferred income taxes	—	—	97	—	97
Shareholders’/ invested equity	259,896	295,327	112,278	(407,605)	259,896
	$655,655	$133,541	$140,313	$(425,044)	$504,465

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Quarter Ended September 26, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$121,220	$53,198	$(398)	$174,020
Cost of sales	—	106,707	46,623	(473)	152,857
Restructuring charges	—	363	—	—	363
Equity in subsidiaries	(11,328)	—	—	11,328	—
Selling, general and administrative expenses	—	8,016	3,111	—	11,127
(Benefit) provision for bad debts	—	(292)	251	—	(41)
Other operating (income) expense, net	(6,404)	5,171	550	926	243

Non-operating (income) expenses:
Interest income	—	(66)	(677)	—	(743)
Interest expense	5,156	17	96	—	5,269
Loss on extinguishment of debt	1,144	—	—	—	1,144
Equity in (earnings) losses of unconsolidated affiliates	—	(8,634)	(594)	277	(8,951)
Income (loss) from operations before income taxes	11,432	9,938	3,838	(12,456)	12,752
Provision for income taxes	1,197	—	1,320	—	2,517
Net income (loss)	$10,235	$9,938	$2,518	$(12,456)	$10,235

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Quarter Ended September 27, 2009 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$104,547	$38,358	$(54)	$142,851
Cost of sales	—	93,783	29,630	32	123,445
Write down of long-lived assets	—	100	—	—	100
Equity in subsidiaries	(2,356)	—	—	2,356	—
Selling, general and administrative expenses	(10)	8,891	2,337	(54)	11,164
Provision for bad debts	—	481	95	—	576
Other operating (income) expense, net	(5,474)	5,517	(130)	—	(87)

Non-operating (income) expenses:
Interest income	(62)	—	(684)	—	(746)
Interest expense	5,467	25	—	—	5,492
Gain on extinguishment of debt	(54)	—	—	—	(54)
Equity in (earnings) losses of unconsolidated affiliates	—	(2,352)	(177)	466	(2,063)
Income (loss) from operations before income taxes	2,489	(1,898)	7,287	(2,854)	5,024
Provision for income taxes	—	—	2,535	—	2,535
Net income (loss)	$2,489	$(1,898)	$4,752	$(2,854)	$2,489

Notes to Condensed Consolidated Financial Statements – (Continued)

Statements of Cash Flows Information for the Three-Months Ended September 26, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$6,921	$1,149	$(4,380)	$321	$4,011

Investing activities:
Capital expenditures	—	(3,020)	(2,475)	—	(5,495)
Investment in unconsolidated affiliate	—	—	(225)	—	(225)
Proceeds from sale of capital assets	—	—	180	—	180
Net cash used in investing activities	—	(3,020)	(2,520)	—	(5,540)

Financing activities:
Payments of notes payable	(15,863)	—	—	—	(15,863)
Payments of long-term debt	(40,525)	—	—	—	(40,525)
Borrowings of long-term debt	40,525	—	—	—	40,525
Debt refinancing fees	(821)	—	—	—	(821)
Net cash used in financing activities	(16,684)	—	—	—	(16,684)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,117	(321)	1,796

Net increase in cash and cash equivalents	(9,763)	(1,871)	(4,783)	—	(16,417)
Cash and cash equivalents at beginning of period	9,938	1,832	30,921	—	42,691
Cash and cash equivalents at end of period	$175	$(39)	$26,138	$—	$26,274

Notes to Condensed Consolidated Financial Statements – (Continued)

Statements of Cash Flows Information for the Three-Months Ended September 27, 2009 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$5,758	$2,460	$5,050	$(46)	$13,222

Investing activities:
Capital expenditures	(12)	(1,734)	(360)	—	(2,106)
Change in restricted cash	—	—	1,763	—	1,763
Proceeds from sale of capital assets	—	1	106	—	107
Net cash provided by (used in) investing activities	(12)	(1,733)	1,509	—	(236)

Financing activities:
Payments of long-term debt	(435)	—	(1,763)	—	(2,198)
Net cash used in financing activities	(435)	—	(1,763)	—	(2,198)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,207	46	2,253

Net increase in cash and cash equivalents	5,311	727	7,003	—	13,041
Cash and cash equivalents at beginning of period	11,509	(812)	31,962	—	42,659
Cash and cash equivalents at end of period	$16,820	$(85)	$38,965	$—	$55,700

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors that have affected Unifi, Inc.’s together with its subsidiaries (the “Company”) operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements.

Business Overview

The Company is a diversified producer and processor of multi-filament polyester and nylon yarns, including specialty yarns with enhanced performance characteristics.  The Company adds value to the supply chain and enhances consumer demand for its products through the development and introduction of branded yarns that provide unique performance, comfort and aesthetic advantages.  The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and both nylon and polyester covered spandex products.  The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, furnishings, automotive, industrial and other end-use markets.  The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products.

Polyester Segment.  The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive, hosiery, furnishings, industrial and other end-use markets.  The polyester segment primarily manufactures its products in Brazil, and the United States (“U.S.”), which has the Company’s largest operations and number of locations.  The polyester segment also includes a subsidiary in China focused on the sale and promotion of the Company’s specialty and premier value-added (“PVA”) products in the Asian textile market, primarily within China.  The polyester segment also includes a newly established manufacturing facility in El Salvador.

Nylon Segment.  The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The nylon segment consists of operations in the U.S. and Colombia.

Recent Developments and Outlook

Net income for the first quarter of fiscal year 2011 was $10.2 million compared to net income of $2.5 million for the first quarter of the prior fiscal year.  This marks the fifth consecutive quarter of positive net income reported by the Company primarily as a result of sales volumes returning to pre-recession levels and the benefits from the Company’s fundamental business improvements.

The Company’s adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”) for the first quarter of fiscal year 2011 was $18.4 million, which is an improvement of $3.3 million over the first quarter of fiscal year 2010 as described in more detail below.  The increase in adjusted EBITDA over the prior year first quarter is due in part to improved gross profit in the domestic operations as a result of increased sales volumes and selling prices, which allowed the Company to regain conversion margin lost as a result of rising raw material prices during the latter half of fiscal year 2010. The Company’s positive results were due to a combination of continuous efforts to improve its manufacturing processes, expanding its market share, and making strategic investments.  Going forward, the Company expects to use the strength of its balance sheet to make further strategic capital investments to support its growth initiatives to further enhance its future earnings. See "Results of Operations" section below for the reconciliation of adjusted EBITDA to net income.

 Net sales for the first quarter of fiscal year 2011 were $174.0 million, an increase of $31.2 million or 22% over all domestic and foreign operations as compared to the same quarter in the prior year. This improvement was driven by increased market share and improving market conditions in substantially all key segments.

On a consolidated basis, sales volumes increased 13% in the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010 primarily driven by gains in the Company’s domestic business as well as improvements derived from the Company’s China operations.  Unifi Textiles Suzhou Co., Ltd. (“UTSC”) reported sales of $7.4 million and net income of $0.6 million in the first quarter of fiscal year 2011 as it continues to make positive contributions to adjusted EBITDA.  Overall strong demand in China has created volume growth for UTSC and the Company remains optimistic about UTSC's continued growth.

The Company experienced improvements related to regional sourcing from U.S.-Dominican Republic-Central American Free Trade Agreement (“CAFTA”) as U.S. imports of synthetic apparel increased by approximately 24% for the calendar year-to-date 2010 period over the prior calendar year-to-date period which is slightly higher than China imports and double the increase from all other textile producing countries. U.S. import volumes from the CAFTA region for the calendar year 2010 are slightly below the levels they were in calendar 2008 but above the calendar 2007 level.   The Company expects the share of U.S. apparel consumption from the combined U.S., CAFTA, and North American Free Trade Agreement ("NAFTA") region to stabilize at its current level as brands and retailers seek to closely manage inventories while the economy continues to recover.  There have been gains in both infrastructure and capacity in the CAFTA region, which when coupled with the region’s shorter lead times, makes the region an attractive supply chain for customers, particularly at a time when Asia is continuing to experience labor, material, and transportation cost increases.  The Company has positioned itself to meet the demands expected from the CAFTA region by investing in its new production facility, Unifi Central America, LLC (“UCA”) located in El Salvador. The Company expects UCA to be fully operational by the end of December 2010.

Earnings from equity affiliates during the first quarter of fiscal year 2011 were $9.0 million, which was an improvement of $6.9 million over the prior year same quarter.  The majority of this improvement came from the Company’s 34% membership interest in Parkdale America, LLC (“PAL”), which contributed $8.6 million to the Company’s earnings compared to $2.4 million for the prior year first quarter.   PAL’s improved performance is a result of the timing of revenue recognition related to the economic adjustment payments (“EAP”) cotton rebate program.

Looking forward, the Company is experiencing rising polyester raw material prices stemming from increases in crude oil prices, the return of post-recession demand for all fibers including polyester and the unplanned temporary slowdown in production in paraxlyene (“PX”) and monoethylene glycol (“MEG”) plants in Asia.  As a result of these factors, the Company anticipates an increase in raw materials in the range of 10 to 12 cents per pound during the second quarter of fiscal year 2011 which the Company expects to pass along to its customers.

The Company believes that fiscal year 2011 will be a critical transition year as the Company expects to continue to build upon its success by focusing on sustaining and continuously improving corporate operations and profitability, increasing sales and earnings in global markets, and executing on its strategic growth initiatives to ensure the long-term health of the Company.

Key Performance Indicators

The Company continuously reviews performance indicators to measure its success.  The following are the indicators management uses to assess performance of the Company’s business:

●	sales volume, which is an indicator of demand;

●	gross margin, which is an indicator of product mix and profitability;

●
adjusted EBITDA, which the Company defines as net income or loss before income tax expense (benefit), net interest expense, and depreciation and amortization expense, adjusted to exclude equity in earnings and losses of unconsolidated affiliates, write down of long-lived assets, non-cash compensation expense net of distributions, gains or losses on sales or disposals of property, plant and equipment (“PP&E”), currency and derivative gains or losses, gains or losses on extinguishment of debt, restructuring charges, and foreign subsidiary startup costs, as revised from time to time, which the Company believes is a supplemental measure of its operating performance and debt service capacity; and

●
adjusted working capital (accounts receivable plus inventory less accounts payable and accruals) as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

Results of Operations
	September 26, 2010	September 27, 2009
	(Amounts in thousands)
Net sales	$174,020	$142,851
Cost of sales	152,857	123,445
Other operating expenses, net	11,692	11,753
Non-operating (income) expenses, net	(3,281)	2,629
Income from operations before income taxes	12,752	5,024
Provision for income taxes	2,517	2,535
Net income	$10,235	$2,489

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

	September 26, 2010	September 27, 2009
	(Amounts in thousands)
Net income	$10,235	$2,489
Interest expense, net	4,526	4,746
Depreciation and amortization expense	6,489	6,696
Provision for income taxes	2,517	2,535
Equity in earnings of unconsolidated affiliates	(8,951)	(2,063)
Non-cash compensation expense, net of distributions	347	770
Gain on sales or disposals of PP&E	(65)	(94)
Currency and derivative losses	364	13
Write down of long-lived assets	―	100
Loss (gain) on extinguishment of debt	1,144	(54)
Restructuring charges	363	―
Foreign subsidiary startup costs (a)	1,463	―
Adjusted EBITDA	$18,432	$15,138

(a)
Initial UCA operating expenses incurred during fiscal year 2011 related to pre-operating expenses including the hiring and training of new employees and the costs of operating personnel to initiate the new operations. Start-up expenses also include losses incurred in the period subsequent to when UCA assets became available for use but prior to the achievement of a reasonable level of production.

Joint Ventures and Other Equity Investments

The following table represents the Company’s investments in unconsolidated affiliates:

Affiliate Name	Date Acquired	Locations	Percent Ownership
Parkdale America, LLC	Jun-97	North Carolina, South Carolina, Virginia, and Georgia	34%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha – Emek, Israel	50%

UNF America, LLC (“UNF America”)	Oct-09	Ridgeway, Virginia	50%

Repreve Renewables, LLC	Apr-10	Soperton, Georgia	40%

Condensed balance sheet information as of September 26, 2010 and June 27, 2010 and income statement information for the quarters ended September 26, 2010 and September 27, 2009 of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	September 26, 2010
	(Unaudited)
	PAL	Other	Total

Current assets	$197,708	$14,422	$212,130
Non-current assets	149,016	6,366	155,382
Current liabilities	52,089	5,552	57,641
Non-current liabilities	31,879	2,000	33,879
Shareholders’ equity and capital accounts	262,756	13,236	275,992

	June 27, 2010
	(Unaudited)
	PAL	Other	Total

Current assets	$198,958	$12,262	$211,220
Non-current assets	120,380	6,701	127,081
Current liabilities	48,220	5,238	53,458
Non-current liabilities	25,621	2,000	27,621
Shareholders’ equity and capital accounts	245,497	11,725	257,222

	For the Quarter Ended September 26, 2010
	(Unaudited)
	PAL	Other	Total

Net sales	$209,801	$11,576	$221,377
Gross profit	27,092	2,007	29,099
Depreciation and amortization	6,523	342	6,865
Income from operations	23,910	1,262	25,172
Net income	25,393	986	26,379

	For the Quarter Ended September 27, 2009
	(Unaudited)
	PAL	Other	Total

Net sales	$94,870	$4,576	$99,446
Gross profit	7,929	726	8,655
Depreciation and amortization	4,552	474	5,026
Income from operations	5,017	394	5,411
Net income	7,163	355	7,518

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

For the quarters ended September 26, 2010 and September 27, 2009, the Company recognized net equity earnings of $8.6 million and $2.4 million, respectively.  The Company received distributions from PAL of $2.5 million and $1.6 million for the first quarters of fiscal years 2011 and 2010, respectively.

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

During the Company’s first quarter of fiscal year 2011, PAL received $7.1 million of economic assistance and recognized $19.3 million of economic assistance in its operating income in accordance with the provisions of the Program.  As a result of the timing of qualified capital expenditures, PAL’s deferred revenue relating to this Program decreased from $13.4 million as of June 27, 2010 to $1.2 million as of September 26, 2010. PAL expects the remaining deferred revenue balance to be fully realized through the completion of qualifying capital expenditures within the timelines prescribed by the Program.

On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for real property and machinery and equipment, that constitute most of the yarn manufacturing operations of Hanesbrands, Inc. (“HBI”). Concurrent with the transaction, PAL entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of HBI’s apparel products at any of HBI’s locations in North America, Central America, or the Caribbean Basin for a six-year period with an option for HBI to extend for two additional three-year periods. The yarn supply agreement also covers PAL’s supply of certain yarns used in HBI’s manufacturing in China through December 31, 2011.

The Company’s investment in PAL at September 26, 2010 was $71.5 million and the underlying equity in the net assets of PAL at September 26, 2010 was $89.3 million.  The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, the Company’s share of the settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million, and the Company’s share of other comprehensive income of $0.3 million offset by an impairment charge taken by the Company on its investment in PAL of $74.1 million.

UNF.  On September 27, 2000, the Company formed a 50/50 joint venture, UNF, with Nilit Ltd. (“Nilit”), to produce nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel.  The Company’s investment in UNF at September 26, 2010 was $3.1 million.

UNF America.  On October 8, 2009, the Company formed a 50/50 joint venture, UNF America, with Nilit for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. The Company’s initial investment in UNF America was $50 thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital.  The loan carries interest at London Interbank Offered Rate ("LIBOR") plus one and one-half percent and both principal and interest shall be paid from the future profits of UNF America at such time as deemed appropriate by its members.  The loan is being treated as an additional investment by the Company for accounting purposes.  The Company’s investment in UNF America at September 26, 2010 was $1.3 million.  In October 2010, UNF America repaid $250 thousand of the working capital loan plus interest back to the Company.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company is committed to purchase its requirements, subject to certain exceptions, of first quality nylon POY for texturing (excluding specialty yarns) from UNF or UNF America.  Pricing under the contract is negotiated every six months and is based on market rates.

Repreve Renewables.  On April 26, 2010, the Company entered into an agreement to form Repreve Renewables, a joint venture in which the Company owns a 40% interest.  This joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union.  The Company received its ownership interest in the joint venture for an initial contribution of $4 million.  As of September 26, 2010, the Company has contributed an additional $0.5 million for its share of initial working capital and recorded $0.1 million for the Company’s share of accumulated net losses, resulting in an investment balance of $4.4 million.

Review of First Quarter Fiscal Year 2011 compared to First Quarter Fiscal Year 2010

The following table sets forth the income (loss) from operations components for each of the Company’s business segments for the fiscal quarters ended September 26, 2010 and September 27, 2009.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	September 26, 2010		September 27, 2009

		% to Total		% to Total	% Change
Net sales
Polyester	$129,855	74.6	$104,460	73.1	24.3
Nylon	44,165	25.4	38,391	26.9	15.0
Total	$174,020	100.0	$142,851	100.0	21.8

		% to Net Sales		% to Net Sales s
Cost of sales
Polyester	$114,810	66.0	$90,657	63.4	26.6
Nylon	38,047	21.8	32,788	23.0	16.0
Total	152,857	87.8	123,445	86.4	23.8

Restructuring charges
Polyester	363	0.2	―	―	―
Nylon	―	―	―	―	―
Total	363	0.2	―	―	―

Write down of long-lived assets
Polyester	―	―	100	―	―
Nylon	―	―	―	―	―
Total	―	―	100	―	―

Selling, general and administrative expenses
Polyester	8,932	5.1	8,832	6.2	1.1
Nylon	2,195	1.3	2,332	1.6	(5.9)
Total	11,127	6.4	11,164	7.8	(0.3)

(Benefit) provision for bad debts	(41)	―	576	0.4	(107.1)
Other operating expense (income), net	243	0.2	(87)	―	(379.3)
Non-operating (income) expense, net	(3,281)	(1.9)	2,629	1.9	(224.8)
Income from operations before income taxes	12,752	7.3	5,024	3.5	153.8
Provision for income taxes	2,517	1.4	2,535	1.8	(0.7)
Net income	$10,235	5.9	$2,489	1.7	311.2

As reflected in the tables above, the Company recognized $12.8 million of income from operations before income taxes, which was an increase of $7.7 million over the prior year first quarter.  The increase in income from operations was primarily attributable to improved gross profit in the domestic operations as a result of improvements in operations, increased retail demand in the Company’s core markets and increased earnings from the Company’s unconsolidated affiliates.

Consolidated net sales from operations increased $31.2 million, or 22% for the first quarter of fiscal year 2011 compared to the prior year first quarter.  Consolidated unit sales volumes increased by 13.3% for the first quarter of fiscal year 2011 reflecting improvements in all operations as demand for retail apparel and home furnishings improved. The weighted-average selling price increased by 8.5% compared to the first quarter of the prior fiscal year as improved market conditions allowed for the recovery of increased raw material costs. Retail sales of apparel increased 3.5% compared to the prior year September quarter.  This marks the fourth consecutive quarter of year-over-year gains, bringing retail sales of apparel to within 1% to 2% of pre-recession levels.  Although the improvements in retail sales of apparel over the past three quarters have been small, inventory levels of retail apparel have improved but are lower than normal.  Retail sales of home furnishings increased 3.1%, comparable to the increase seen in apparel.  However, retail sales of home furnishings began declining a year ahead of the recession, and have been experiencing a much slower recovery than apparel.  Home furnishings sales remain approximately 15% below pre-recession levels.

Consolidated gross profit from operations increased $1.8 million to $21.2 million for the first quarter of fiscal year 2010 as compared to the prior year first quarter.  On a dollar basis, this increase in gross profit was primarily attributable to improved conversion (net sales less raw material cost) of $6.6 million offset by a volume related increase in manufacturing costs of $4.8 million.  On a per unit basis, conversion decreased by 1.2%.

Selling, General, and Administrative Expenses

Consolidated selling, general, and administrative (“SG&A”) expense decreased $37 thousand during the first quarter of fiscal year 2011 as compared to the same prior year fiscal quarter.  The decrease in SG&A in the first quarter was primarily a result of decreases of $0.4 million in depreciation expenses and $0.4 million in non-cash deferred compensation costs offset by increases of $0.6 million in professional fees and $0.2 million in salary and fringe benefit expenses.

Other Operating Expense (Income), Net

Other operating expense (income), net changed from $0.1 million of income in the first quarter of fiscal year 2010 to $0.2 million of expense in the first quarter of fiscal year 2011.  The following table shows the components of other operating expense (income), net (amounts in thousands):

	For the Quarters Ended
	September 26, 2010	September 27, 2009

Net gain on sale of PP&E	$(65)	$(94)
Currency losses	364	13
Other, net	(56)	(6)
Other operating expense (income), net	$243	$(87)

Income Taxes

The Company’s income tax provision for the quarter ended September 26, 2010 resulted in tax expense at an effective rate of 19.7% compared to the quarter ended September 27, 2009 which resulted in tax expense at an effective rate of 50.5%.  The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended September 26, 2010 was primarily due to the utilization of prior losses for which no benefit had been recognized previously, and foreign operations taxed at rates lower than the U.S., partially offset by foreign dividends taxed in the U.S.  The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended September 27, 2009 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  The valuation allowance on the Company’s net domestic deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.  In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, newly generated income tax benefits will be fully reserved.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2005 through 2010, for non-U.S. income taxes for tax years 2001 through 2010, and for state and local income taxes for fiscal years 2001 through 2010.

Polyester Operations

Consolidated polyester unit volumes increased by 12.2% for the quarter ended September 26, 2010, while weighted-average net selling prices increased by 12.1% as compared to the quarter ended September 27, 2009 primarily due to the recovery of core markets, retail apparel and retail home furnishings.  Net sales for the polyester segment for the first quarter of fiscal year 2011 increased by $25.4 million or 24.3% as compared to the same quarter in the prior year.

Domestically, polyester net sales increased by $12.4 million, or 18.3% for the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010.  The Company increased its sales prices across all polyester products, increasing the weighted-average selling price by 9.5%.  Domestic unit volumes increased by 8.1% as a result of the increase in consumer demand.

The Company’s Chinese subsidiary, UTSC, had an increase in its polyester net sales to $7.1 million in the first quarter of fiscal year 2011 as compared to $2.9 million in the prior year first quarter as the Company strategically improved its development, sourcing, resale and servicing of PVA products in the Asian region.

Gross profit for the consolidated polyester segment increased $1.2 million, or 9% for the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010.  On a per unit basis, gross profit decreased 2.8%.  During the first quarter of fiscal year 2011, conversion declined 0.9% on a per unit basis compared to the same quarter of the prior year.  This decline is primarily attributable to the increase in raw material costs experienced by the Company’s Brazilian operations offset by improvements in the Company’s domestic conversion as a result of increased selling prices. Per unit manufacturing costs increased 1.0% which consisted of increased per unit variable manufacturing costs of 0.5% and increased per unit fixed manufacturing costs of 2.3% as discussed further below.

Domestic gross profit increased by $3.3 million, or 62.5%, for the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010 primarily as a result of improvement in conversion dollars.  Domestic polyester conversion increased by $3.9 million, or 6.0% on a per unit basis, due to improved pricing as the Company regained conversion lost during the second half of fiscal year 2010.  Variable manufacturing costs increased by $0.6 million due primarily to higher packaging costs of $0.5 million, however variable manufacturing costs decreased 4.6% on a per unit basis as a result of improved volumes and operational efficiencies.  Fixed manufacturing costs decreased 8.5% on a per unit basis primarily as a result of higher volumes.

On a local currency basis (the Brazilian real), gross profit for the Company’s Brazilian operations decreased by R$4.2 million, or 24.9% on a per pound basis for the September 2010 quarter as compared to the prior year first quarter.  Net sales increased by R$3.2 million or 5%. Sales prices increased by 8.9% on a per unit basis while conversion declined 13.5% on a per unit basis which was mainly driven by increases in per unit raw material costs of 22.8%.  Brazilian polyester sales volumes decreased by 3.6% for the first quarter of fiscal year 2011 versus the first quarter of the prior fiscal year.  Brazilian volumes and conversion margins were negatively impacted in the current quarter as a result of increased competition from imported yarns due to the strengthening of the Brazilian real against the U.S. dollar. Variable manufacturing costs decreased by R$27 thousand while fixed manufacturing costs increased by R$0.2 million.  On a U.S. dollar basis, net sales increased by $4.1 million or 12.1% in the September 2010 quarter compared to the prior year first quarter which includes an increase of $2.3 million in positive currency exchange impact.  Gross profit decreased by $1.8 million, or 19.9% on a per unit basis.

Consolidated polyester SG&A expenses for the first quarter of fiscal year 2011 were $8.9 million compared to $8.8 million in the same quarter in the prior year.  The polyester segment’s SG&A expenses consist of polyester foreign subsidiaries’ costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers.

Nylon Operations

Consolidated nylon unit volumes increased by 22.9% in the first quarter of fiscal year 2011 compared to the prior year quarter while average net selling prices decreased by 7.9%.  Net sales for the nylon segment in the first quarter of fiscal year 2011 increased by $5.8 million, or 15.0% as compared to the first quarter of fiscal year 2010.  The increase in nylon net sales and the decrease in average selling price were primarily driven by increased sales of lower priced textured products as a percentage of total net sales.

Gross profit for the nylon segment increased by $0.5 million, or 9.2% in the first quarter of fiscal year 2011 compared to the prior year quarter.  Conversion margin for the nylon segment increased by $2.1 million which was offset by increased manufacturing costs of $1.6 million.  On a per unit basis, conversion decreased 7.4% offset by a decrease in manufacturing costs of 5.1% due to a lower priced product mix.  Variable manufacturing costs increased by $1.5 million primarily due to increases in wages and fringe benefit costs of $0.6 million and packaging cost of $0.3 million.  Fixed manufacturing costs increased by $0.1 million primarily due to higher allocated manufacturing costs.

Consolidated nylon SG&A expenses for the first quarter of fiscal year 2011 were $2.2 million compared to $2.3 million in the same quarter in the prior year.  The nylon segment’s SG&A expenses consist of nylon foreign subsidiary costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers.

Corporate

On June 30, 2010, the Company redeemed $15 million of the Company’s 11.5% senior secured notes due May 15, 2014 (the “2014 notes”) at a redemption price of 105.75% of the principal amount of the redeemed 2014 notes.  This redemption was financed through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility.  As a result, the Company recorded a $1.1 million charge for the early extinguishment of debt in the September 2010 quarter of which $0.8 million related to the premium paid for the bonds and $0.3 million related to the retirement of related bond issue costs.

On October 27, 2010, the shareholders of the Company approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a reverse stock split ratio of 1-for-3.  The reverse stock split became effective November 3, 2010 pursuant to a Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of New York.  The Company had 20,059,544 shares of common stock issued and outstanding immediately following the completion of the reverse stock split. The Company is authorized in its Restated Certificate of Incorporation to issue up to a total of 500,000,000 shares of common stock at a $.10 par value per share which was unchanged by the amendment.  The reverse stock split did not affect the registration of the common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or the listing of the common stock on the New York Stock Exchange under the symbol “UFI”, although the post-split shares are considered a new listing with a new CUSIP number.  All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of this transaction except as otherwise noted.

On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan authorized the issuance of up to 2,000,000 shares of Common Stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 1,000,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant.

During the first quarter of fiscal year 2010, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) authorized the issuance of 566,659 stock options from the 2008 Long-Term Incentive Plan to certain key employees and certain members of the Board.  The stock options vest ratably over a three year period and have ten year contractual terms.  The Company used the Black-Scholes model to estimate the weighed-average grant date fair value of $3.34 per post- split share.

There were no stock options issued during the first quarter of fiscal year 2011.

The Company incurred $0.2 million and $0.6 million in the first quarter of fiscal years 2011 and 2010 respectively, in stock-based compensation expense which was recorded as SG&A expenses with the offset to capital in excess of par value.

There were no stock options exercised during the first quarter of fiscal years 2011 and 2010.

Liquidity and Capital Resources

Liquidity Assessment

The Company’s primary capital requirements are for working capital, capital expenditures, debt repayment, and service of indebtedness.  Historically, the Company has met its working capital and capital maintenance requirements from its operations.  Asset acquisitions and joint venture investments have been financed by asset sales proceeds, cash reserves and borrowing under its financing agreements discussed below.

In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to fund capital expenditures and enable cost reductions through restructuring projects as follows:

●
Capital Expenditures.  During the first quarter of fiscal year 2011, the Company spent $5.5 million on capital expenditures compared to $2.1 million in the first quarter of the prior year.  The Company estimates its fiscal year 2011 capital expenditures will be approximately $20 million which includes $14 million of strategic capital expenditures focused on modernizing and improving current productivity levels of its plants and equipment.  In February 2010, the Board approved a plan to expand its production capabilities to include a new state-of-the art recycled chip facility in Yadkinville, North Carolina.  This backward integration of the recycle supply chain will provide opportunities for the Company to recycle both post-consumer and post-industrial waste back into its Repreve® products. This will allow the Company to improve the availability of recycled raw materials, and significantly increase product capabilities and competitiveness in this growing market segment. The Company expects this recycling project to be completed by the third quarter of fiscal year 2011.  The total investment in this capital project is expected to be approximately $8 million of which the Company had incurred $2.3 million as of September 26, 2010. The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

●
Joint Venture Investments.  During the first quarter of fiscal year 2011, the Company received $2.5 million in dividend distributions from its joint ventures.  Historically, the Company has received distributions from certain of its joint ventures every year; however there is no guarantee that the Company will continue to receive distributions in the future. The Company may strategically increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

●
Investment.  In the third quarter of fiscal year 2010, the Company established a wholly-owned subsidiary to provide a base of operations in El Salvador.  The total investment in UCA is expected to be approximately $16 million of which $10 million is related to intercompany funding of working capital and $3.2 million is intercompany sales of PP&E. UCA began selling U.S. manufactured products during the third quarter of fiscal year 2010 and expects to be fully operational by the end of December 2010.

Cash Provided by Operations

The following table summarizes the net cash provided by operations (amounts in millions):

	For the Quarters Ended
	September 26, 2010	September 27, 2009

Cash provided by operations
Cash receipts:
Receipts from customers	$171.0	$142.7
Dividends from unconsolidated affiliates	2.5	1.6
Other receipts	1.2	0.4
Cash payments:
Payments to suppliers and other operating costs	139.2	101.8
Payments for salaries, wages, and benefits	28.8	26.8
Payments for restructuring and severance	0.7	0.4
Payments for interest	0.5	0.1
Payments for taxes	1.5	2.4
Cash provided by operations	$4.0	$13.2

Cash provided by operations decreased from $13.2 million in the first quarter of fiscal year 2010 to $4.0 million in the first quarter of fiscal year 2011.  Cash received from customers increased from $142.7 million to $171.0 million due to higher net sales volumes.  Payments to suppliers and for other operating costs increased from $101.8 million to $139.2 million primarily as a result of higher volumes.  Salary, wage and benefit payments increased from $26.8 million to $28.8 million primarily as a result of the payout of the prior fiscal year’s bonus accrual and overtime incurred for the Company’s wage workforce.  Restructuring and severance payments were $0.7 million for the first fiscal quarter of 2011 compared to $0.4 million from the prior year first quarter. The increase in restructuring payments relates to cost incurred by the Company to dismantle and move machinery to El Salvador. Taxes paid by the Company decreased from $2.4 million to $1.5 million as a result of a decrease in tax liabilities related to the Company’s Brazilian subsidiary offset by an increase in the domestic operations.  The Company received cash dividends of $2.5 million and $1.6 million from PAL for the first quarters of fiscal year 2011 and 2010, respectively.  Cash received from other miscellaneous sources including interest increased from $0.4 million to $1.2 million.

Working capital increased from $174.5 million at June 27, 2010 to $187.6 million at September 26, 2010 due to decreases in current maturities of long-term debt and other liabilities of $15.0 million, increases in inventories of $9.4 million, increases in accounts receivable of $4.2 million, increases in other current assets of $3.3 million, and decreases in accrued expenses of $2.9 million, offset by decreases in cash of $16.4 million, increases in accounts payable of $4.4 million, and increases in income tax payable of $0.9 million.  The working capital current ratio was 3.9 at September 26, 2010 and 3.2 at June 27, 2010.

Cash Used In Investing Activities and Financing Activities

The Company utilized $5.5 million in net investing activities and utilized $16.7 million in net financing activities during the quarter ended September 26, 2010.  The primary cash expenditures for investing and financing activities during the current period included $15.9 million to repurchase a portion of the 2014 notes with a face value of $15.0 million, $5.5 million in capital expenditures, $0.8 for debt refinancing fees, and $0.2 million for investment in an unconsolidated affiliate offset by $0.2 million in proceeds from the sale of capital assets.

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control.  The Company may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to the Company under its First Amendment to the Amended and Restated Credit Agreement (“First Amended Credit Agreement”) in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs.  If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity.  The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.  In addition, the terms of its existing and future indebtedness, including it’s 2014 notes which mature on May 15, 2014 and its First Amended Credit Agreement, may limit its ability to pursue any of these alternatives.  See “Item1A. Risk Factors—The Company will require a significant amount of cash to service its indebtedness and fund capital expenditures, and its ability to generate cash depends on many factors beyond its control” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.  Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition of its customers and the operating performance of joint ventures, alliances and other equity investments.

Note Repurchases.  The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions or by calling a portion of the notes under the terms of the Indenture.  Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

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

Berry Amendment Contingencies.  The Company is aware of certain claims and potential claims against it for the alleged use of non-compliant “Berry Amendment” nylon POY in yarns that the Company sold which may have ultimately been used to manufacture certain U.S. military garments (the “Military Claims”).  As of June 27, 2010, the Company recorded an accrual for the Military Claims of which $0.3 million was paid or settled during the quarter ended September 26, 2010.

Other Factors Affecting Liquidity

Asset Sales.  Under the terms of the Company’s debt agreements, the sale or other disposition of any assets or rights as well as the issuance or sale of equity interests in the Company’s subsidiaries is considered an asset sale (“Asset Sale”) subject to various exceptions.  The Company has granted liens to its lenders on substantially all of its domestic operating assets (“Collateral”) and its foreign investments.  Further, the debt agreements place restrictions on the Company’s ability to dispose of certain assets which do not qualify as Collateral (“Non-Collateral”). Pursuant to the debt agreements, the Company is restricted from selling or otherwise disposing of either its Collateral or its Non-Collateral, subject to certain exceptions, such as ordinary course of business inventory sales and sales of assets having a fair market value of less than $2.0 million. At times the Company may have restricted cash from the sale of certain non-productive assets reserved for domestic capital expenditures in accordance with its long-term borrowing agreements. As of September 26, 2010, the Company had no restricted cash funds that are required to be used for domestic capital expenditures.

Stock Repurchase Program.  Effective July 26, 2000, the Board increased the remaining authorization to repurchase up to 3.3 million shares of the Company’s common stock of which approximately 1.0 million shares were subsequently repurchased.  The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.  There is remaining authority for the Company to repurchase approximately 2.3 million shares of its common stock under the repurchase plan.  The repurchase plan has no stated expiration or termination date.

Market Conditions.  Deterioration of global economic conditions could reduce demand for the Company’s product faster than management’s ability to react through further consolidation of its manufacturing capacity, since the Company is a high volume, high fixed cost business. These conditions could also materially affect the Company’s customers causing reductions or cancellations of existing sales orders and inhibit the collectibility of receivables.  In addition, the Company’s suppliers may be unable to fulfill the Company’s outstanding orders or could change credit terms that would negatively affect the Company’s liquidity. All of these factors could adversely impact the Company’s results of operations, financial condition and cash flows.

Long-Term Debt

On May 26, 2006, the Company issued $190 million of 2014 notes.  In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its First Amended Credit Agreement as discussed below. The assets include but are not limited to, property, plant and equipment, domestic capital stock and some foreign capital stock.  Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, at September 26, 2010 was approximately $167.8 million.

In accordance with the 2014 notes collateral documents and the indenture, the proceeds from the sale of PP&E (First Priority Collateral) will be deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets.  From May 26, 2006 through September 26, 2010, the Company sold PP&E secured by first-priority liens in an aggregate amount of $28.6 million and purchased qualifying assets in the same amount, leaving no funds remaining in the First Priority Collateral Account.

The Company can currently elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs.  On June 30, 2010 the Company redeemed $15 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed 2014 notes.  This redemption was financed through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility discussed below.  As a result, the Company recorded a $1.1 million charge for the early extinguishment of debt in the September 2010 quarter.

The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them or it may refinance all or a portion of the 2014 notes with a new debt offering.  Such purchases or refinancing of the 2014 notes will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  On September 15, 2009, the Company repurchased and retired notes having a face value of $0.5 million in open market purchases.  The gain on this repurchase offset by the write-off of the respective unamortized issuance cost of the 2014 notes resulted in a net gain of $54 thousand.  There were no such repurchases of the 2014 notes in the September 2010 quarter.

On September 9, 2010, the Company and its subsidiary guarantors (as co-borrowers) entered into the First Amended Credit Agreement with Bank of America, N.A. (as both Administrative Agent and Lender thereunder).  The First Amended Credit Agreement provides for a revolving credit facility in an amount of $100 million (with the ability of the Company to request that the borrowing capacity be increased up to $150 million) and matures on September 9, 2015, provided that unless the 2014 notes have been prepaid, redeemed, defeased or otherwise repaid in full on or before February 15, 2014, the maturity date will be adjusted to February 15, 2014. The First Amended Credit Agreement amends the amended senior secured asset-based revolving credit facility (“Amended Credit Agreement”) which had a stated maturity date of May 15, 2011.  See “Footnote 3.  Long-term Debt and Other Liabilities” included in the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 2010 for a discussion of terms and covenants of the Amended Credit Agreement. As of September 26, 2010, under the terms of the First Amended Credit Agreement, the Company had no outstanding borrowings and borrowing availability of $81.0 million.

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

Borrowings under the First Amended Credit Agreement bear interest at rates of LIBOR plus 2.00% to 2.75% and/or prime plus 0.75% to 1.50%. The interest rate matrix is based on the Company’s excess availability under the First Amended Credit Agreement. The unused line fee under the First Amended Credit Agreement is 0.375% to 0.50% of the unused line amount. In connection with the First Amended Credit Agreement, the Company recorded fees and expenses totaling approximately $0.8 million, which were added to the $0.2 million of remaining debt refinancing fees from the Amended Credit Agreement and will be amortized over the term of the new facility.

The First Amended Credit Agreement contains customary affirmative and negative covenants for asset-based loans that restrict future borrowings and certain transactions. Such covenants include restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of the Company’s capital stock, any subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on the Company’s property, any subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. The covenants under the First Amended Credit Agreement are, however, generally less restrictive than the Amended Credit Agreement as the Company is no longer required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 to make certain distributions and investments so long as pro forma excess availability is at least 27.5% of the total credit facility.  These distributions and investments include (i) the payment or making of any dividend, (ii) the redemption or other acquisition of any of the Company’s capital stock, (iii) cash investments in joint ventures, (iv) acquisition of the property and assets or capital stock or a business unit of another entity and (v) loans or other investments to a non-borrower subsidiary.   The First Amended Credit Agreement requires the Company to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0 should borrowing availability decrease below 15% of the total credit facility.  There are no capital expenditure limitations under the First Amended Credit Agreement.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

Forward-looking statements are those that do not relate solely to historical fact.  These forward-looking statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe”, “anticipate”, “expect”, “estimate”, “intend”, “project”, “plan”, “will”, or words or phrases of similar meaning.  Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report as well as those discussed under “Item 1A.  Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.  Factors that may cause actual results to differ from expectations include:

●	the competitive nature of the textile industry and the impact of worldwide competition;

●	changes in the trade regulatory environment and governmental policies and legislation;

●	the availability, sourcing and pricing of raw materials;

●
general domestic and international economic and industry conditions in markets where the Company competes, such as recession and other economic and political factors over which the Company has no control;

●	changes in consumer spending, customer preferences, fashion trends and end-uses;

●	its ability to reduce production costs;

●	changes in currency exchange rates, interest and inflation rates;

●	the financial condition of its customers;

●	its ability to sell excess assets;

●	technological advancements and the continued availability of financial resources to fund capital expenditures;

●	the operating performance of joint ventures, alliances and other equity investments;

●	the impact of environmental, health and safety regulations;

●	the loss of a material customer;

●	employee relations;

●	volatility of financial and credit markets;

●	the continuity of the Company’s leadership;

●	availability of and access to credit on reasonable terms; and

●	the success of the Company’s consolidation initiatives.

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

Currency Exchange Rate Risk:  The Company accounts for derivative contracts and hedging activities at fair value. Changes in the fair value of derivative contracts are recorded in the line item Other operating (income) expense, net in the Condensed Consolidated Statements of Operations.  The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

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

Currency forward contracts are used as economic hedges for the exposure for sales in foreign currencies based on specific sales made to customers. Generally, approximately 60% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as Other operating (income) expense. The Company also enters currency forward contracts for committed machinery and inventory purchases.  Generally up to 5% of inventory purchases made by the Company’s Brazilian subsidiary are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances.  The latest maturity date for all outstanding sales and purchase foreign currency forward contracts is December 2010.

There is a common definition of fair value used for financial and non-financial assets and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.

The levels of the fair value hierarchy are:
●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,
●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, or
●
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	September 26, 2010	June 27, 2010
	Level 2	Level 2
Foreign currency purchase contracts:
Notional amount	$3,328	$2,826
Fair value	3,510	2,873
Net gain	$(182)	$(47)

Foreign currency sales contracts:
Notional amount	$1,115	$1,231
Fair value	1,141	1,217
Net (loss) gain	$(26)	$14

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item Other operating (income) expense, net in the Condensed Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax loss of $0.4 million and $13 thousand for the quarters ended September 26, 2010 and September 27, 2009, respectively.

The Company’s financial assets include cash and cash equivalents, net receivables, accounts payable, currency forward contracts, and notes payable. The cash and cash equivalents, net receivables, and accounts payable approximate fair value due to their short maturities.  The Company calculates the fair value of its 2014 notes based on the traded price of the 2014 notes on the latest trade date prior to its period end.  These are considered Level 1 inputs in the fair value hierarchy.

The carrying values and approximate fair values of the Company’s financial assets and liabilities excluding the currency forward contracts discussed above as of September 26, 2010 and June 27, 2010 were as follows (amounts in thousands):

	September 26, 2010		June 27, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$26,274	$26,274	$42,691	$42,691
Receivables, net	95,404	95,404	91,243	91,243
Liabilities:
Accounts payable	45,093	45,093	40,662	40,662
Notes payable	163,722	167,815	178,722	184,084

Impairment charges were recognized for certain assets measured at fair value on a non-recurring basis as the decline in their respective fair values below their cost was determined to be other than temporary in all instances.  During the first quarter of fiscal years 2011 and 2010, the Company recorded impairment charges of nil and $0.1 million, respectively, for the write down of long-lived assets. The valuation techniques used to determine the fair values for these assets are considered Level 3 inputs in the fair value hierarchy.

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

Item 4.  Controls and Procedures

As of September 26, 2010, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended ) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There are no material changes to the Company's risk factors set forth under “Part 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c)  The following table summarizes the Company’s repurchases of its common stock during the quarter ended September 26, 2010.  All share amounts have been retroactively adjusted to give effect to the 1-for-3 reverse stock split.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

6/28/10 – 7/27/10	—	—	—	2,269,080
7/28/10 – 8/27/10	—	—	—	2,269,080
8/28/10 – 9/26/10	—	—	—	2,269,080
Total	—	—	—

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description
3.1
Certificate of Amendment to Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 3, 2010).

4.1
First Amendment to Amended and Restated Credit Agreement, Amended and Restated Security Agreement and Pledge Agreement, dated as of September 9, 2010, among Unifi, Inc., the subsidiaries of Unifi, Inc. from time to time party to the agreement, each lender from time to time party to the agreement and Bank of America N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated September 9, 2010).

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

UNIFI, INC.

Date: November 5, 2010	By:	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer)