Form 10-Q
period 2010-12-26
UNIFI INC
filed 2011-02-04
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2010

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of February 1, 2011 was 20,066,765.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended December 26, 2010

Table of Contents

Page
Part I.  Financial Information

Part I. Financial Information
Item 1. Financial Statements

UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	December 26, 2010	June 27, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,185	$42,691
Receivables, net	82,015	91,243
Inventories	123,054	111,007
Deferred income taxes	1,771	1,623
Other current assets	5,943	6,119
Total current assets	245,968	252,683

Property, plant and equipment	763,965	747,857
Less accumulated depreciation	(609,509)	(596,358)
	154,456	151,499
Intangible assets, net	12,857	14,135
Investments in unconsolidated affiliates	91,873	73,543
Other non-current assets	9,644	12,605
Total assets	$514,798	$504,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,779	$40,662
Accrued expenses	14,908	21,725
Income taxes payable	1,562	505
Current portion of notes payable	—	15,000
Current maturities of long-term debt and other liabilities	743	327
Total current liabilities	56,992	78,219

Notes payable, less current portion	163,722	163,722
Long-term debt and other liabilities	2,878	2,531
Deferred income taxes	362	97
Commitments and contingencies
Shareholders’ equity:
Common stock	2,007	2,006
Capital in excess of par value	32,027	31,579
Retained earnings	231,803	216,183
Accumulated other comprehensive income	25,007	10,128
	290,844	259,896
Total liabilities and shareholders’ equity	$514,798	$504,465

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended		For the Six-Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Summary of Operations:
Net sales	$160,802	$142,255	$334,822	$285,106
Cost of sales	141,721	124,919	294,578	248,364
Restructuring charges	1,183	—	1,546	—
Write down of long-lived assets	—	—	—	100
Selling, general and administrative expenses	10,752	12,152	21,879	23,316
Provision (benefit) for bad debts	86	(564)	45	12
Other operating expense (income), net	16	(109)	259	(196)

Non-operating (income) expense:
Interest income	(668)	(834)	(1,411)	(1,580)
Interest expense	5,062	5,223	10,331	10,715
Other non-operating expense	450	—	450	—
Loss (gain) on extinguishment of debt	—	—	1,144	(54)
Equity in earnings of unconsolidated affiliates	(5,039)	(1,609)	(13,990)	(3,672)
Income from operations before income taxes	7,239	3,077	19,991	8,101
Provision for income taxes	1,854	1,124	4,371	3,659
Net income	$5,385	$1,953	$15,620	$4,442

Income per common share:
Basic	$.27	$.10	$.78	$.22

Diluted	$.26	$.09	$.76	$.22

Weighted average outstanding shares of common stock (a):
Basic	20,059	20,499	20,058	20,592

Diluted	20,467	20,595	20,426	20,640

(a)    All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	For the Six-Months Ended
	December 26, 2010	December 27, 2009

Cash and cash equivalents at beginning of year	$42,691	$42,659
Operating activities:
Net income	15,620	4,442
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of unconsolidated affiliates, net of distributions	(11,458)	(2,062)
Depreciation	11,688	11,563
Amortization	1,778	2,334
Stock-based compensation expense	383	1,273
Deferred compensation expense	354	343
Loss (gain) on asset sales	53	(57)
Loss (gain) on extinguishment of debt	1,144	(54)
Write down of long-lived assets	—	100
Deferred income tax	234	(19)
Provision for bad debts	45	12
Other	(20)	301
Change in assets and liabilities, excluding effects of foreign currency adjustments	(5,300)	565
Net cash provided by operating activities	14,521	18,741

Investing activities:
Capital expenditures	(13,324)	(4,965)
Investment in joint ventures	143	(550)
Change in restricted cash	—	4,158
Proceeds from sale of capital assets	185	1,358
Proceeds from split dollar life insurance surrenders	3,241	—
Other	—	(79)
Net cash used in investing activities	(9,755)	(78)

Financing activities:
Payments of notes payable	(15,863)	—
Payments of other long-term debt	(77,225)	(4,594)
Borrowings of other long-term debt	77,225	—
Proceeds from stock option exercises	68	—
Purchase and retirement of Company stock	(1)	(4,995)
Debt refinancing fees	(825)	—
Net cash used in financing activities	(16,621)	(9,589)

Effect of exchange rate changes on cash and cash equivalents	2,349	2,709
Net (decrease) increase in cash and cash equivalents	(9,506)	11,783
Cash and cash equivalents at end of period	$33,185	$54,442

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation

The Condensed Consolidated Balance Sheet of Unifi, Inc. together with its subsidiaries (the “Company”) at June 27, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  Except as noted with respect to the balance sheet at June 27, 2010, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at December 26, 2010, and the results of operations and cash flows for the periods ended December 26, 2010 and December 27, 2009.  Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as recast in its Current Report on Form 8-K filed January 7, 2011 to reflect the reverse stock split of the Company’s Common Stock at a reverse stock split ratio of 1-for-3, which became effective November 3, 2010. All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of the reverse stock split.  Certain prior period amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 67 to 73 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as recast as discussed above.

2. Inventories

Inventories are comprised of the following (amounts in thousands):

	December 26, 2010	June 27, 2010

Raw materials and supplies	$56,236	$51,255
Work in process	4,325	6,726
Finished goods	62,493	53,026
	$123,054	$111,007

3. Other Current Assets

Other current assets are comprised of the following (amounts in thousands):

	December 26, 2010	June 27, 2010

Prepaid expenses:
Insurance	$960	$823
Value added tax	2,105	2,281
Information technology services	123	222
Other	535	360
Deposits	2,220	2,433
	$5,943	$6,119

Notes to Condensed Consolidated Financial Statements – (Continued)

4. Intangible Assets, Net

Intangible assets subject to amortization consist of a customer list of $22.0 million and non-compete agreement of $4.0 million which were entered into in connection with an asset acquisition consummated in fiscal year 2007.  The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life.  The non-compete agreements are being amortized using the straight-line method over ten years, which is equal to the term of the agreement and its extensions.  There are no residual values related to these intangible assets.  Accumulated amortization at December 26, 2010 and June 27, 2010 for these intangible assets was $13.1 million and $11.9 million, respectively.  These intangible assets relate to the polyester segment.

The following table represents the expected intangible asset amortization for the next five fiscal years (amounts in thousands):

	Aggregate Amortization Expenses
	2012	2013	2014	2015	2016

Customer list	$2,022	$1,837	$1,481	$1,215	$969
Non-compete agreements	317	317	317	317	317
	$2,339	$2,154	$1,798	$1,532	$1,286

5. Investments in Unconsolidated Affiliates

The following table represents the Company’s investments in unconsolidated affiliates:

Affiliate Name	Date Acquired	Locations	Percent Ownership
Parkdale America, LLC (“PAL”)	Jun-97	North Carolina, South Carolina, Virginia, and Georgia	34%

U.N.F. Industries, LLC (“UNF”)	Sep-00	Migdal Ha – Emek, Israel	50%

UNF America, LLC (“UNF America”)	Oct-09	Ridgeway, Virginia	50%

Repreve Renewables, LLC (“Repreve Renewables”)	Apr-10	Soperton, Georgia	40%

Summarized balance sheet information as of December 26, 2010 and June 27, 2010 and summarized income statement information for the quarters and year-to-date periods ended December 26, 2010 and December 27, 2009 of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	December 26, 2010	June 27, 2010
	(Unaudited)	(Unaudited)
Current assets	$281,846	$211,220
Non-current assets	163,176	127,081
Current liabilities	78,537	53,458
Non-current liabilities	55,599	27,621
Shareholders’ equity and capital accounts	310,886	257,222

	For the Quarters Ended
	December 26, 2010	December 27, 2009
	(Unaudited)	(Unaudited)
Net sales	$222,932	$117,766
Gross profit	10,480	9,161
Income from operations	14,565	4,927
Net income	13,890	3,914

Notes to Condensed Consolidated Financial Statements – (Continued)

	For the Six-Months Ended
	December 26, 2010	December 27, 2009
	(Unaudited)	(Unaudited)
Net sales	$444,309	$217,212
Gross profit	20,291	17,358
Income from operations	39,737	10,339
Net income	40,269	11,433

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

During the Company’s second quarter and year-to-date periods of fiscal year 2011, PAL received $7.2 million and $14.3 million of economic assistance, respectively, and recognized $8.4 million and $27.7 million of economic assistance, respectively, in its operating income in accordance with the provisions of the Program.  As a result of the timing of qualified capital expenditures, PAL’s deferred revenue relating to the Program decreased from $13.4 million as of June 27, 2010 to nil as of December 26, 2010.

On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for real property and machinery and equipment, that constitute most of the yarn manufacturing operations of Hanesbrands, Inc. (“HBI”). Concurrent with that transaction, PAL entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of HBI’s apparel products at any of HBI’s locations in North America, Central America, or the Caribbean Basin for a six-year period with an option for HBI to extend for two additional three-year periods. The yarn supply agreement also covers PAL’s supply of certain yarns used in HBI’s manufacturing in China through December 31, 2011.  As a result of the HBI acquisition and the timing of significantly higher capital expenditures during calendar year 2010, PAL utilized borrowings under its revolving credit facility to fund its operations.  On its January 1, 2011 balance sheet, PAL has $29.4 million in cash and $45.0 million of debt on its revolving credit facility included in current assets and non-current liabilities, respectively.

The Company’s investment in PAL at December 26, 2010 was $82.7 million and the underlying equity in the net assets of PAL at December 26, 2010 was $100.8 million.  The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, the Company’s share of the settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million offset by an impairment charge taken by the Company on its investment in PAL of $74.1 million.

UNF.  On September 27, 2000, the Company formed a 50/50 joint venture, UNF, with Nilit Ltd. (“Nilit”), to produce nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel.  The Company’s investment in UNF at December 26, 2010 was $3.6 million.

UNF America.  On October 8, 2009, the Company formed a 50/50 joint venture, UNF America, with Nilit for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. The Company’s initial investment in UNF America was $50 thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital.  The loan carried interest at London Interbank Offered Rate (“LIBOR”) plus one and one-half percent and both principal and interest would be paid from the future profits of UNF America at such time as deemed appropriate by its members.  The loan was treated as an additional investment by the Company for accounting purposes.  As of December 26, 2010, UNF America had repaid all of the working capital loan plus interest back to the Company.  The Company’s investment in UNF America at December 26, 2010 was $1.2 million.

Notes to Condensed Consolidated Financial Statements – (Continued)

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company is committed to purchase its requirements, subject to certain exceptions, of first quality nylon POY for texturing (excluding specialty yarns) from UNF or UNF America.  Pricing under the contract is negotiated every six months and is based on market rates.

Repreve Renewables.  On April 26, 2010, the Company entered into an agreement to form Repreve Renewables, a joint venture in which the Company owns a 40% interest.  This joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union.  The Company received its ownership interest in the joint venture for an initial contribution of $4.0 million.  As of December 26, 2010, the Company has contributed an additional $0.6 million for its share of working capital and recorded $0.2 million for the Company’s share of accumulated net losses, resulting in an investment balance of $4.4 million.

6. Other Non-Current Assets

Other non-current assets are comprised of the following (amounts in thousands):

	December 26, 2010	June 27, 2010

Cash surrender value of life insurance of former key employees	$374	$3,615
Bond issue costs and debt refinancing fees	3,627	3,585
Long-term deposits	5,491	5,281
Other	152	124
	$9,644	$12,605

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

On September 9, 2010, the Company and its subsidiary guarantors (as co-borrowers) closed on the First Amendment to the Amended and Restated Credit Agreement with Bank of America, N.A. (the “First Amended Credit Agreement”).  As a result, the Company incurred additional debt refinancing fees in the amount of $0.8 million.  See “Footnote 3.  Long-term Debt and Other Liabilities” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as recast in its Current Report on Form 8-K filed January 7, 2011, for a detailed discussion of the terms and covenants of the First Amended Credit Agreement.

As of December 26, 2010 and June 27, 2010, accumulated amortization for debt issue costs and refinancing fees was $5.1 million and $4.6 million, respectively.

Notes to Condensed Consolidated Financial Statements – (Continued)

7. Accrued Expenses

Accrued expenses are comprised of the following (amounts in thousands):

	December 26, 2010	June 27, 2010
Payroll and fringe benefits	$9,585	$14,127
Severance	—	301
Interest	2,253	2,429
Utilities	1,684	2,539
Retiree reserve	87	165
Property taxes	—	876
Other	1,299	1,288
	$14,908	$21,725

8. Income Taxes

The Company’s income tax provision for the quarter ended December 26, 2010 resulted in tax expense at an effective rate of 25.6% compared to the quarter ended December 27, 2009 which resulted in tax expense at an effective rate of 36.5%.  The Company’s income tax provision for the year-to-date period ended December 26, 2010 resulted in tax expense at an effective rate of 21.9% compared to the year-to-date period ended December 27, 2009 which resulted in tax expense at an effective rate of 45.2%.

The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter and year-to-date period ended December 26, 2010 was primarily due to the utilization of prior losses for which no benefit had been recognized previously, and foreign operations taxed at rates lower than the U.S., partially offset by foreign dividends taxed in the U.S.  The differences between the Company’s income tax expense and the U.S. statutory rate for the quarter and year-to-date period ended December 27, 2009 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. due to negative evidence concerning the realization of those deferred tax assets in recent years.  As results of operations improve, the Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2010, for non-U.S. income taxes for tax years 2001 through 2010, and for state and local income taxes for fiscal years 2001 through 2010.

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

Notes to Condensed Consolidated Financial Statements – (Continued)

On November 25, 2009, the Company agreed to purchase 628,333 shares (adjusted for the November 2010 reverse stock split) of its common stock at a purchase price of $7.95 per share from Invemed Catalyst Fund, L.P. (based on an approximate 10% discount to the closing price of the common stock on November 24, 2009). The purchase of the shares pursuant to the transaction was not pursuant to the Company’s stock repurchase plan. The transaction closed on November 30, 2009 at a total purchase price of $5 million.

10. Income Per Common Share

The following table sets forth the reconciliation of basic and diluted per share computations (amounts in thousands, except per share data).  All share and per share computations have been retroactively adjusted for all periods presented to reflect the reverse stock split.

	For the Quarters Ended		For the Six-Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Determination of shares:
Weighted average common shares outstanding	20,059	20,499	20,058	20,592
Assumed conversion of dilutive stock options and restricted stock awards	408	96	368	48
Diluted weighted average common shares outstanding	20,467	20,595	20,426	20,640

Income per common share – basic	$.27	$.10	$.78	$.22

Income per common share – diluted	$.26	$.09	$.76	$.22

The following table represents the number of stock options to purchase shares of common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive (amounts in thousands):

	For the Quarters Ended		For the Six-Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Stock options	221	297	221	801

11. Comprehensive Income

Comprehensive income amounted to $13.6 million and $30.5 million for the second quarter and year-to-date periods of fiscal year 2011, respectively, compared to comprehensive income of $3.8 million and $14.7 million for the second quarter and year-to-date periods of fiscal year 2010.  Comprehensive income was comprised of net income of $5.4 million and $15.6 million, positive cumulative translation adjustments of $1.5 million and $8.2 million, and the Company’s 34% share of other comprehensive income related to its investment in PAL of $6.7 million for the second quarter and year-to-date periods of fiscal year 2011, respectively. Comparatively, comprehensive income was comprised of net income of $2.0 million and $4.4 million and positive cumulative translation adjustments of $1.8 million and $10.3 million for the second quarter and year-to-date periods of fiscal year 2010, respectively. Other comprehensive income associated with PAL has historically been immaterial to the Company and therefore the Company did not record its share of PAL’s other comprehensive income in its balance sheet in previous periods.  Due to a significant increase in cotton prices and the large percentage of future cotton purchases that PAL has hedged in order to protect the gross margin of its fixed-price yarn sales, PAL’s other comprehensive income has increased considerably.

Notes to Condensed Consolidated Financial Statements – (Continued)

The Company does not provide income taxes on the impact of currency translations as earnings from foreign subsidiaries are deemed to be permanently invested.

12. Segment Disclosures

The following is the Company’s segment information for the quarters ended December 26, 2010 and December 27, 2009 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended December 26, 2010:
Net sales to external customers	$124,222	$36,580	$160,802
Depreciation and amortization	5,636	836	6,472
Segment operating profit	4,485	2,661	7,146
Total assets	325,842	83,769	409,611

Quarter ended December 27, 2009:
Net sales to external customers	$104,303	$37,952	$142,255
Depreciation and amortization	5,750	862	6,612
Segment operating profit	2,924	2,260	5,184
Total assets	322,232	75,462	397,694

The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	December 26,	December 27,
	2010	2009
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$6,472	$6,612
Depreciation included in other operating (income) expense, net	5	36
Amortization included in interest expense, net	247	276
Consolidated depreciation and amortization	$6,724	$6,924

Reconciliation of segment operating income to income from operations before income taxes:
Reportable segments operating income	$7,146	$5,184
Provision (benefit) for bad debts	86	(564)
Other operating expense (income), net	16	(109)
Interest expense, net	4,394	4,389
Other non-operating expenses	450	—
Equity in earnings of unconsolidated affiliates	(5,039)	(1,609)
Income from operations before income taxes	$7,239	$3,077

Notes to Condensed Consolidated Financial Statements – (Continued)

The following is the Company’s segment information for the six-month periods ended December 26, 2010 and December 27, 2009 (amounts in thousands):

	Polyester	Nylon	Total
Six-Months ended December 26, 2010:
Net sales to external customers	$254,078	$80,744	$334,822
Depreciation and amortization	11,268	1,689	12,957
Segment operating profit	10,236	6,583	16,819

Six-Months ended December 27, 2009:
Net sales to external customers	$208,763	$76,343	$285,106
Depreciation and amortization	11,518	1,755	13,273
Segment operating profit	7,795	5,531	13,326

The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Six-Months Ended
	December 26,	December 27,
	2010	2009
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$12,957	$13,273
Depreciation included in other operating (income) expense, net	8	71
Amortization included in interest expense, net	501	553
Consolidated depreciation and amortization	$13,466	$13,897

Reconciliation of segment operating income to income from operations before income taxes:
Reportable segments operating income	$16,819	$13,326
Provision for bad debts	45	12
Other operating expense (income), net	259	(196)
Interest expense, net	8,920	9,135
Other non-operating expenses	450	—
Loss (gain) on extinguishment of debt	1,144	(54)
Equity in earnings of unconsolidated affiliates	(13,990)	(3,672)
Income from operations before income taxes	$19,991	$8,101

For purposes of segment reporting, segment operating profit represents segment net sales less cost of sales, segment restructuring charges, segment impairments of long-lived assets, and allocated selling, general and administrative (“SG&A”) expenses.  Certain non-segment manufacturing and unallocated SG&A costs are allocated to the operating segments based on activity drivers relevant to the respective costs.  This allocation methodology is updated as part of the annual budgeting process.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to the provision for bad debts, net other operating expense (income), net interest expense, other non-operating expense, and equity in earnings of unconsolidated affiliates and related impairments.

Segment operating profit excluded the provision for bad debts of $86 thousand and the benefit for bad debts of $0.6 million for the second quarter of fiscal years 2011 and 2010, respectively, and the provision for bad debts of $45 thousand and $12 thousand for the year-to-date period of fiscal years 2011 and 2010, respectively.

Notes to Condensed Consolidated Financial Statements – (Continued)

The total assets for the polyester segment increased from $322.2 million at June 27, 2010 to $325.8 million at December 26, 2010 primarily due to increases in property, plant and equipment (“PP&E”), inventory, cash, and deferred taxes of $4.0 million, $4.2 million, $1.6 million, and $0.1 million, respectively.  These increases were offset by decreases in accounts receivables, other non-current assets, and other current assets of $4.6 million, $1.0 million, and $0.7 million, respectively.  The total assets for the nylon segment increased from $81.1 million at June 27, 2010 to $83.8 million at December 26, 2010 due primarily to increases in inventory and cash of $8.2 million and $0.3 million, respectively.  These increases were offset by a decrease in accounts receivable and PP&E of $4.6 million and $1.2 million.

13. Stock-Based Compensation

During the first quarter of fiscal year 2010, the Compensation Committee of the Board of Directors (“Board”) authorized the issuance of 566,659 stock options from the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”) to certain key employees and certain members of the Board.  The stock options vest ratably over a three year period and have ten year contractual terms.  The Company used the Black-Scholes model to estimate the weighted-average grant date fair value of $3.34 per share.

During the second quarter of fiscal year 2011, the Board authorized the issuance of an aggregate of 25,200 restricted stock units (“RSUs”) under the 2008 Long-Term Incentive Plan to the Company’s non-employee directors.  The RSUs are subject to vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs will become fully vested on November 27, 2011, provided the grantee remains in continuous service as a member of the Board from the grant date until the vesting date.  The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board.  The Company estimated the grant-date fair value of the award to be $13.89 per RSU.

The Company incurred $0.2 million and $0.7 million in the second quarter of fiscal years 2011 and 2010 respectively, and $0.4 million and $1.3 million for the year-to-date periods respectively, in stock-based compensation expense which was recorded as SG&A expense with the offset to capital in excess of par value.

During the second quarter of fiscal year 2011, the Company issued 8,888 shares of common stock as a result of the exercise of stock options.   There were no stock options exercised during the first quarter of fiscal year 2011 or during the year-to-date period of fiscal year 2010.

14. Other Operating Expense (Income), Net

The following table summarizes the Company’s other operating expense (income), net (amounts in thousands):

	For the Quarters Ended		For the Six-Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Loss (gain) on sale of PP&E	$118	$37	$53	$(57)
Currency (gains) losses	(54)	(133)	310	(120)
Other, net	(48)	(13)	(104)	(19)
Other operating expense (income), net	$16	$(109)	$259	$(196)

Notes to Condensed Consolidated Financial Statements – (Continued)

15. Derivatives Financial Instruments and Fair Value Measurements

The Company accounts for derivative contracts and hedging activities at fair value. Changes in the fair value of derivative contracts are recorded in the line item Other operating expense (income), net in the Condensed Consolidated Statements of Operations.  The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

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

Currency forward contracts are used as economic hedges for the exposure for sales in foreign currencies based on specific sales made to customers. Generally, approximately 60% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as Other operating expense (income). The Company also enters currency forward contracts for committed machinery and inventory purchases.  Generally up to 5% of inventory purchases made by the Company’s Brazilian subsidiary are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances.  As of December 26, 2010, the latest maturity date for all outstanding sales and purchase foreign currency forward contracts is March 2011.

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

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 26, 2010	June 27, 2010
	Level 2	Level 2
Foreign currency purchase contracts:
Notional amount	$829	$2,826
Fair value	844	2,873
Net unrealized gain	$(15)	$(47)

Foreign currency sales contracts:
Notional amount	$1,015	$1,231
Fair value	1,042	1,217
Net unrealized (loss) gain	$(27)	$14

Notes to Condensed Consolidated Financial Statements – (Continued)

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item Other operating expense (income), net in the Condensed Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax gain of $0.1 million for the quarters ended December 26, 2010 and December 27, 2009, respectively.  For the year-to-date periods ended December 26, 2010 and December 27, 2009, the total impact of foreign currency related items resulted in a pre-tax loss of $0.3 million and a pre-tax gain of $0.1 million, respectively.

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

The carrying values and approximate fair values of the Company’s financial assets and liabilities excluding the currency forward contracts discussed above as of December 26, 2010 and June 27, 2010 were as follows (amounts in thousands):

	December 26, 2010		June 27, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$33,185	$33,185	$42,691	$42,691
Receivables, net	82,015	82,015	91,243	91,243
Liabilities:
Accounts payable	39,779	39,779	40,662	40,662
Notes payable	163,722	170,476	178,722	184,084

16. Related Party Transaction

In each of December 2008, 2009, and 2010, the Company and Dillon Yarn Company (“Dillon”) extended the polyester services portion of a Sales and Service Agreement, each time for a term of one year.  As a result, the Company recorded $0.3 million and $0.4 million of SG&A expense for the second quarter of fiscal years 2011 and 2010, respectively, related to this contract and the related amendments and $0.7 million and $0.9 million for the year-to-date periods, respectively.  Mr. Stephen Wener is the President and Chief Executive Officer of Dillon.  Mr. Wener has been a member of the Company’s Board since May 24, 2007.  The terms of the Company’s Sales and Service Agreement with Dillon are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar services.

17. Commitments and Contingencies

At the end of fiscal year 2010, the Company had obligations for the purchase of two extrusion lines and for the construction of a recycled polyester chip facility located in Yadkinville, North Carolina.  The Company will purchase machinery and equipment for the recycling of post-consumer flake and post-industrial waste fiber and fabrics to be installed in the new facility.  As of December 26, 2010, the Company had made deposits of $1.2 million and $2.4 million for the first and second down payments on the extruders.  The Company is obligated to make two additional payments upon the completion of the installation of the machinery totaling $0.6 million.  The Company received the first extruder (post-industrial waste fiber and fabrics) in December 2010 and expects the extruder to be in production by the end of February 2011.  The Company received the second extruder (post consumer flake) in January 2011, with production beginning in March 2011.  The Company also contracted for the construction of the new facility in the amount of $1.5 million.  The construction of the building was completed in January 2011.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

18. Recent Accounting Pronouncements

The FASB has issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect that this ASU will have a material effect on its financial position or its results of operations.

The FASB has issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity, as defined by Topic 805 Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company does not expect this ASU will have a material effect on its financial position or results of operations.

Notes to Condensed Consolidated Financial Statements – (Continued)

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to amend the disclosure requirements related to financing receivables. The guidance requires additional disclosures about the nature of an entity’s credit risk as it relates to its receivables, how that risk is analyzed for purposes of providing a credit loss provision, and the reasons for changes in the loss provision.  These disclosures are intended to provide financial statement users with more transparency related to an entity’s credit risk practices and the related allowances for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Accordingly, the Company adopted the guidance for period-end disclosures effective as of the end of its second quarter of fiscal year 2011 with the guidance for period activity disclosures to be implemented during its third quarter of fiscal year 2011.  The adoption of this guidance did not have and is not expected to have a material impact on the Company’s financial position or results of operations.

19.  Subsequent Events

On December 28, 2010, the Company announced its commencement of a cash tender offer for any and all of its outstanding 2014 notes conditioned on the successful receipt of proceeds of at least $140.0 million from a new debt financing on terms satisfactory to the Company.  On January 11, 2011, the Company announced its termination of the cash tender offer due to the condition of the debt capital markets which made the estimated cost savings generated from a new debt financing insufficient to offset the costs of conducting such a transaction.  Concurrently, the Company announced that it is calling for redemption on February 16, 2011 an aggregate principal amount of $30 million of the 2014 notes in accordance with the Indenture. Pursuant to the terms of the Indenture, the redemption price for the 2014 notes will be 105.75% of the principal amount of the redeemed notes, plus accrued and unpaid interest. Following completion of the redemption, the aggregate principal amount of the 2014 notes that will remain outstanding will be $133.7 million.

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

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries of the 2014 notes is presented below.

Notes to Condensed Consolidated Financial Statements – (Continued)

Balance Sheet Information as of December 26, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,022	$(2,669)	$32,832	$—	$33,185
Receivables, net	—	58,539	23,476	—	82,015
Intercompany accounts receivable	446,282	(439,660)	1,607	(8,229)	—
Inventories	—	82,406	40,557	91	123,054
Deferred income taxes	—	—	1,771	—	1,771
Other current assets	78	1,332	4,533	—	5,943
Total current assets	449,382	(300,052)	104,776	(8,138)	245,968

Property, plant and equipment	11,348	642,237	105,446	4,934	763,965
Less accumulated depreciation	(2,328)	(523,372)	(78,099)	(5,710)	(609,509)
	9,020	118,865	27,347	(776)	154,456

Intangible assets, net	—	12,857	—	—	12,857
Investments in unconsolidated affiliates	—	82,698	9,179	(4)	91,873
Investments in consolidated subsidiaries	439,488	—	—	(439,488)	—
Other non-current assets	4,001	3,010	16,876	(14,243)	9,644
	$901,891	$(82,622)	$158,178	$(462,649)	$514,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504	$32,478	$6,797	$—	$39,779
Intercompany accounts payable	443,707	(443,150)	7,658	(8,215)	—
Accrued expenses	2,520	9,559	2,829	—	14,908
Income taxes payable	594	(44)	1,012	—	1,562
Current maturities of long-term debt and other liabilities	—	743	—	—	743
Total current liabilities	447,325	(400,414)	18,296	(8,215)	56,992

Notes payable	163,722	—	—	—	163,722
Long-term debt and other liabilities	—	2,878	—	—	2,878
Deferred income taxes	—	—	362	—	362
Shareholders’/ invested equity	290,844	314,914	139,520	(454,434)	290,844
	$901,891	$(82,622)	$158,178	$(462,649)	$514,798

Notes to Condensed Consolidated Financial Statements – (Continued)

Balance Sheet Information as of June 27, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,938	$1,832	$30,921	$—	$42,691
Receivables, net	—	67,979	23,264	—	91,243
Intercompany accounts receivable	221,670	(209,991)	720	(12,399)	—
Inventories	—	69,930	41,077	—	111,007
Deferred income taxes	—	—	1,623	—	1,623
Other current assets	79	1,052	4,988	—	6,119
Total current assets	231,687	(69,198)	102,593	(12,399)	252,683

Property, plant and equipment	11,348	643,930	92,579	—	747,857
Less accumulated depreciation	(2,185)	(523,771)	(70,402)	—	(596,358)
	9,163	120,159	22,177	—	151,499

Intangible assets, net	—	14,135	—	—	14,135
Investments in unconsolidated affiliates	—	65,446	8,097	—	73,543
Investments in consolidated subsidiaries	407,605	—	—	(407,605)	—
Other non-current assets	7,200	2,999	7,446	(5,040)	12,605
	$655,655	$133,541	$140,313	$(425,044)	$504,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218	$33,158	$7,286	$—	$40,662
Intercompany accounts payable	214,087	(213,457)	11,769	(12,399)	—
Accrued expenses	2,732	15,699	3,294	—	21,725
Income taxes payable	—	(44)	549	—	505
Current portion of notes payable	15,000	—	—	—	15,000
Current maturities of long-term debt and other liabilities	—	327	—	—	327
Total current liabilities	232,037	(164,317)	22,898	(12,399)	78,219

Notes payable, less current portion	163,722	—	—	—	163,722
Long-term debt and other liabilities	—	2,531	5,040	(5,040)	2,531
Deferred income taxes	—	—	97	—	97
Shareholders’/ invested equity	259,896	295,327	112,278	(407,605)	259,896
	$655,655	$133,541	$140,313	$(425,044)	$504,465

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Quarter Ended December 26, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$113,477	$47,717	$(392)	$160,802
Cost of sales	—	101,061	41,272	(612)	141,721
Restructuring charges	—	1,183	—	—	1,183
Equity in subsidiaries	(5,675)	—	—	5,675	—
Selling, general and administrative expenses	—	7,947	2,805	—	10,752
Provision (benefit) for bad debts	—	90	(4)	—	86
Other operating (income) expense, net	(5,663)	4,745	10	924	16

Non-operating (income) expenses:
Interest income	—	(64)	(807)	203	(668)
Interest expense	5,118	17	130	(203)	5,062
Other non-operating expenses	450	—	—	—	450
Equity in earnings of unconsolidated affiliates	—	(4,423)	(601)	(15)	(5,039)
Income (loss) from operations before income taxes	5,770	2,921	4,912	(6,364)	7,239
Provision for income taxes	385	—	1,469	—	1,854
Net income (loss)	$5,385	$2,921	$3,443	$(6,364)	$5,385

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Quarter Ended December 27, 2009 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$105,687	$36,573	$(5)	$142,255
Cost of sales	—	95,724	29,262	(67)	124,919
Equity in subsidiaries	(2,218)	—	—	2,218	—
Selling, general and administrative expenses	(6)	9,678	2,485	(5)	12,152
Benefit for bad debts	—	(544)	(20)	—	(564)
Other operating (income) expense, net	(5,663)	5,643	(89)	—	(109)

Non-operating (income) expenses:
Interest income	45	(139)	(740)	—	(834)
Interest expense	5,509	(295)	9	—	5,223
Equity in (earnings) losses of unconsolidated affiliates	—	(1,724)	(141)	256	(1,609)
Income (loss) from operations before income taxes	2,333	(2,656)	5,807	(2,407)	3,077
Provision for income taxes	380	8	736	—	1,124
Net income (loss)	$1,953	$(2,664)	$5,071	$(2,407)	$1,953

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Six-Months Ended December 26, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$234,697	$100,915	$(790)	$334,822
Cost of sales	—	207,768	87,895	(1,085)	294,578
Restructuring charges	—	1,546	—	—	1,546
Equity in subsidiaries	(17,003)	—	—	17,003	—
Selling, general and administrative expenses	—	15,963	5,916	—	21,879
(Benefit) provision for bad debts	—	(202)	247	—	45
Other operating (income) expense, net	(12,067)	9,916	560	1,850	259

Non-operating (income) expenses:
Interest income	—	(130)	(1,484)	203	(1,411)
Interest expense	10,274	34	226	(203)	10,331
Loss on extinguishment of debt	1,144	—	—	—	1,144
Other non-operating expenses	450	—	—	—	450
Equity in (earnings) losses of unconsolidated affiliates	—	(13,057)	(1,195)	262	(13,990)
Income (loss) from operations before income taxes	17,202	12,859	8,750	(18,820)	19,991
Provision for income taxes	1,582	—	2,789	—	4,371
Net income (loss)	$15,620	$12,859	$5,961	$(18,820)	$15,620

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Six-Months Ended December 27, 2009 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$210,234	$74,931	$(59)	$285,106
Cost of sales	—	189,507	58,892	(35)	248,364
Write down of long-lived assets	—	100	—	—	100
Equity in subsidiaries	(4,574)	—	—	4,574	—
Selling, general and administrative expenses	(16)	18,569	4,822	(59)	23,316
(Benefit) provision for bad debts	—	(63)	75	—	12
Other operating (income) expense, net	(11,137)	11,160	(219)	—	(196)

Non-operating (income) expenses:
Interest income	(17)	(139)	(1,424)	—	(1,580)
Interest expense	10,976	(270)	9	—	10,715
Gain on extinguishment of debt	(54)	—	—	—	(54)
Equity in (earnings) losses of unconsolidated affiliates	—	(4,076)	(318)	722	(3,672)
Income (loss) from operations before income taxes	4,822	(4,554)	13,094	(5,261)	8,101
Provision for income taxes	380	8	3,271	—	3,659
Net income (loss)	$4,442	$(4,562)	$9,823	$(5,261)	$4,442

Notes to Condensed Consolidated Financial Statements – (Continued)

Statements of Cash Flows Information for the Six-Months Ended December 26, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$6,464	$4,031	$3,940	$86	$14,521

Investing activities:
Capital expenditures	—	(8,538)	(4,786)	—	(13,324)
Investment in joint ventures	—	—	143	—	143
Proceeds from sale of capital assets	—	6	179	—	185
Proceeds from split dollar life insurance surrenders	3,241	—	—	—	3,241
Net cash (used in) provided by investing activities	3,241	(8,532)	(4,464)	—	(9,755)

Financing activities:
Payments of notes payable	(15,863)	—	—	—	(15,863)
Payments of long-term debt	(77,225)	—	—	—	(77,225)
Borrowings of long-term debt	77,225	—	—	—	77,225
Issuance of stock	68	—	—	—	68
Purchase and retirement of Company stock	(1)	—	—	—	(1)
Debt refinancing fees	(825)	—	—	—	(825)
Net cash used in financing activities	(16,621)	—	—	—	(16,621)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,435	(86)	2,349

Net (decrease) increase in cash and cash equivalents	(6,916)	(4,501)	1,911	—	(9,506)
Cash and cash equivalents at beginning of period	9,938	1,832	30,921	—	42,691
Cash and cash equivalents at end of period	$3,022	$(2,669)	$32,832	$—	$33,185

Notes to Condensed Consolidated Financial Statements – (Continued)

Statements of Cash Flows Information for the Six-Months Ended December 27, 2009 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$5,873	$331	$12,579	$(42)	$18,741

Investing activities:
Capital expenditures	(12)	(4,036)	(917)	—	(4,965)
Acquisition	—	—	(550)	—	(550)
Change in restricted cash	—	—	4,158	—	4,158
Proceeds from sale of capital assets	—	1,251	107	—	1,358
Other	—	—	(79)	—	(79)
Net cash (used in) provided by investing activities	(12)	(2,785)	2,719	—	(78)

Financing activities:
Payments of long-term debt	(435)	—	(4,159)	—	(4,594)
Purchase and retirement of Company stock	(4,995)	—	—	—	(4,995)
Net cash used in financing activities	(5,430)	—	(4,159)	—	(9,589)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,667	42	2,709

Net increase (decrease) in cash and cash equivalents	431	(2,454)	13,806	—	11,783
Cash and cash equivalents at beginning of period	11,509	(812)	31,962	—	42,659
Cash and cash equivalents at end of period	$11,940	$(3,266)	$45,768	$—	$54,442

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the operations and material changes in financial condition of Unifi, Inc. and its subsidiaries (the “Company”) during the periods included in the accompanying Condensed Consolidated Financial Statements.

Business Overview

The Company is a leading North American producer and processor of multi-filament polyester and nylon yarns. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and nylon and polyester covered spandex products. The Company adds value to the supply chain through the development and introduction of branded yarns that provide unique eco-friendly, performance, comfort and aesthetic characteristics that enhance demand for its products. In an effort to distinguish its specialty and premier value-added products in the marketplace, the Company has developed an extensive product offering of premier value-added (“PVA”) yarns, commercialized under several brand names, including Repreve®, Sorbtek®, A.M.Y.®, Mynx® UV, Reflexx®, Augusta® and aio®.

The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, furnishings, automotive, industrial and other end-use markets and operate in the textile and apparel industry. Over the last decade, global trade flows of textile and apparel markets continued their shift to lower-cost production areas.  Supply chains from greater China (including Hong Kong and Macau) have taken share globally, and while much of that share came from the United States (“U.S.”) textile producers, recent growth in Central America has offset such share losses from the U.S.  Significant investment in the region by established industry players has resulted in increased sales volumes and stability within the combined North America and Central America regional market.

Polyester Segment.  The polyester segment manufactures partially oriented, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive, hosiery, furnishings, industrial and other end-use markets.  The polyester segment primarily manufactures its products in Brazil, El Salvador, and the U.S., which has the Company’s largest operations and number of locations.  The polyester segment also includes a subsidiary in China focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily within China.

Nylon Segment.  The nylon segment manufactures textured nylon and covered spandex products with sales to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The nylon segment consists of operations in the U.S. and Colombia.

Recent Developments and Outlook

On October 27, 2010, the shareholders of the Company approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a reverse stock split ratio of 1-for-3.  The reverse stock split became effective November 3, 2010 pursuant to a Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of New York.  The Company had 20,059,544 shares of common stock issued and outstanding immediately following the completion of the reverse stock split. The Company is authorized in its Restated Certificate of Incorporation to issue up to a total of 500,000,000 shares of common stock at a $.10 par value per share which was unchanged by the amendment.  The reverse stock split did not affect the registration of the common stock under the Securities Exchange Act of 1934, as amended or the listing of the common stock on the New York Stock Exchange under the symbol “UFI”, although the post-split shares are considered a new listing with a new CUSIP number.  In the Condensed Consolidated Balance Sheets, the line item Shareholders’ equity has been retroactively adjusted to reflect the reverse stock split for all periods presented by reducing the line item Common stock and increasing the line item Capital in excess of par value, with no change to Shareholders’ equity in the aggregate.  All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of this transaction.

On December 28, 2010, the Company announced its commencement of a cash tender offer for any and all of the Company’s 11.5% senior secured notes due May 15, 2014 (the “2014 notes”) for a total consideration of 106.0% of the principal amount of the 2014 notes validly tendered, conditioned upon the receipt of at least $140.0 million from a new debt financing on terms satisfactory to the Company.  Subsequently, on January 11, 2011, the Company announced its termination of the cash tender offer due to the condition of the debt capital markets which made the estimated cost savings generated from a new debt financing insufficient to offset the estimated costs of conducting such a transaction.  Concurrently, the Company announced that it was calling for the redemption of $30.0 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed notes to be effective on February 16, 2011.  The Company plans to finance this redemption through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility.   The Company plans to utilize its liquidity to continue to redeem its 2014 notes incrementally through a combination of internally generated cash and limited borrowings using its senior secured asset-based revolving credit facility while maintaining a continuous revolver balance.  The Company plans to hedge a substantial amount of the interest rate risk on its revolver balance to ensure its interest savings on the 2014 note repurchases.  As a result of the utilization of cash on hand to reduce outstanding debt and the lower rate under the revolving credit facility, the Company expects a significant reduction of its annual fixed carrying cost between the commencement of this debt reduction strategy and the final repayment of the 2014 notes.  See “Long-term Debt” included in “Liquidity and Capital Resources” section below for a detailed discussion of the interest rates and covenants related to the Company’s revolving credit facility.

In the near term, the Company believes that fiscal year 2011 will represent a critical transition year from a cash flow perspective. In addition to normal capital expenditures, the Company is investing approximately $14.0 million in strategic capital expenditures to improve its cost flexibility and capability to produce PVA products. In addition, the Company expects to invest approximately $11.0 million in new working capital to support (i) the higher sales volumes as retail sales continue to recover; (ii) additional production capacity in El Salvador; and (iii) backward integration into recycled polyester polymer bead (“Chip”) which is the feedstock used in its Repreve ® products.

In order to improve long-term performance, the Company will focus on sustaining and continuously improving corporate operations and profitability, and increasing its net sales and earnings in global markets.  While the Company continues to explore global growth opportunities and diversify its portfolio, the Company’s top priority remains growing and continuously improving its core business. The Company will strive to create additional value through mix enrichment, share gain, process improvement throughout the organization, and expanding the number of customers and programs using its value-added yarns.

Beginning in 2007, the Company initiated a culture of continuous improvement in both the creation of customer value and improvement of production efficiencies throughout all of the Company’s operations. Over the past year, the Company expanded its efforts in manufacturing and statistical process control in all of its operations and currently has over fifty active improvement programs, each aimed at providing measurable improvements to cost of operations and investments in working capital. The Company expects to continue these efforts through the next fiscal year.  These efforts, coupled with strategic capital expenditures designed to grow the Company’s PVA product capabilities, are expected to result in continued improvement of its financial performance over the next several years. This includes a capital project related to the backward supply chain integration of the Company’s 100% recycled Repreve® product.  By being more vertically integrated, the Company expects to improve the availability of recycled raw materials and significantly increase its product capabilities and ability to compete effectively in this growing segment. The Company expects this will also make it an even stronger partner in the development and commercialization of value-added products that meet sustainability demands of today’s brands and retailers.

Based on historical experience, the Company faces multiple variables that affect its profitability and revenue, which it needs to manage. These variables include changes to its raw material costs; changes to retail demand for apparel, furnishings and automotive; changes in industry inventory and stocking levels; and changes to trade flows to or from the regions covered by the North American Free Trade Agreement, the U.S.-Dominican Republic-Central America Free Trade Agreement (“CAFTA”), the Caribbean Basin Trade Partnership Act and the Andean Trade Promotion and Drug Eradication Act which are referred to collectively as the “regional free-trade markets.”

The Company experienced rising polyester raw material prices stemming from increases in crude oil prices, the return of post-recession demand for all fibers including polyester and the unplanned temporary slowdown in production in paraxlyene and monoethylene glycol plants in Asia. Additionally, cotton prices recently reached historical highs due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, has created concerns about availability.  This has caused an increase in demand for polyester staple as a substitute for cotton resulting in higher polyester ingredient costs.

The Company also experienced an increase in nylon raw materials during the first half of fiscal year 2011.  Nylon polymer ingredient costs are expected to increase 15% to 20% during the second half of fiscal year 2011, which has resulted in increases in POY raw material costs for the Company.  This increase is attributable to higher demands related to the economic recovery and tighter supply due to unplanned production outages.

During the December 2010 quarter, the Company announced price increases for both polyester and nylon products which are expected to offset the increases in raw material costs once current production moves through the supply chain.  While the high cost of raw materials will put pressure on the Company’s margins in the March 2011 quarter as the Company passes these cost increases through the supply chain, the Company sees opportunity in the fact that costs of production and transportation in Asia have increased substantially, and the gap in polymer pricing between the U.S. and Asia continues to shrink considerably, nearing par.  This narrowing polymer pricing gap, coupled with the significant amount of investment in infrastructure and capacity in the CAFTA region should help promote the relocation of global apparel sourcing towards the Americas region.

The competitiveness of the CAFTA region is improving as compared to Asia, which has resulted in increased CAFTA production of apparel using synthetic fibers. According to U.S. Government and textile industry sources, U.S. imports of synthetic apparel from CAFTA increased by approximately 25% in calendar year 2010 as compared to the prior calendar year as retail sales recovered and rising manufacturing and transportation costs in China coupled with the CAFTA region’s shorter lead times have made the region an attractive supply chain for U.S brands and retailers. The Company completed the start up of its new manufacturing facility, Unifi Central America, Ltda. DE C.V. (“UCA”), located in El Salvador in December which has allowed the Company to maintain market share in the region, while also positioning the Company for additional volume opportunities as global apparel sourcing continues to move to the CAFTA region from Asia.

For changes in retail demand and trade flows, the Company expects a modest but sustained recovery in the U.S. ecomomy, with the potential for slight growth in the U.S. regional free-trade markets, as the CAFTA market continues to increase its share of apparel consumed in the U.S. Although the Company is currently operating at high sales-to-capacity ratios, the Company expects to improve operating margins and participate in growth of the region through mix enrichment. As demand increases, the Company expects to focus on increasing its specialty and value-added product production, at the expense of lower-margin commodity products.

In Brazil and China, the Company expects to profitably grow the contribution of each of these operations by focusing on gaining market share and expanding volumes in its premier value-added products.

Going forward, the Company expects to continue to build upon its success by focusing on sustaining and continuously improving corporate operations and profitability, increasing sales and earnings in global markets, and executing on its strategic growth initiatives to ensure the long-term health of the Company.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements.  The following discussion provides further information about the critical accounting policy related to the Company’s valuation allowance for deferred tax assets and is an addition to the Company’s “Critical Accounting Policies” discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as recast for the effect of the 1-for-3 reverse stock split on November 3, 2010 in its Current Report on Form 8-K filed January 7, 2011.

Valuation Allowance for Deferred Tax Assets.  The Company maintains a valuation allowance against certain of its deferred tax assets as the Company has determined that it is more likely than not that it will not be able to realize these deferred tax assets.  The Company’s realization of its deferred tax assets is based on several factors that require continued assessment.  One of the factors is the existence of future taxable income within a certain time period and is therefore uncertain and judgmental.  Other factors include the potential for carryback and carryforward of various tax attributes, the possibility of reasonable tax planning, and the reversal of taxable temporary differences.  On a quarterly basis, the Company reviews these factors in determining the likelihood of realizability of its deferred tax assets.  The valuation allowance on the Company’s net deferred tax assets in certain jurisdictions is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.  A release of the valuation allowance could have a material effect on earnings in the period of release.

Key Performance Indicators

The Company continuously reviews performance indicators to measure its success.  The following are the indicators management uses to assess performance of the Company’s business:

●	sales volume, which is an indicator of demand;

●	gross margin, which is an indicator of product mix and profitability;

●
adjusted EBITDA, which the Company defines as net income or loss before income tax expense (benefit), net interest expense, and depreciation and amortization expense, adjusted to exclude equity in earnings and losses of unconsolidated affiliates, write down of long-lived assets, non-cash compensation expense net of distributions, gains or losses on sales or disposals of property, plant and equipment (“PP&E”), currency and derivative gains or losses, gains or losses on extinguishment of debt and other non-operating refinancing costs, restructuring charges, and foreign subsidiary startup costs, as revised from time to time, which the Company believes is a supplemental measure of its operating performance and debt service capacity; and

●
adjusted working capital (accounts receivable plus inventory less accounts payable and accruals) as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

Consolidated net sales for the second quarter of fiscal year 2011 were $160.8 million, an increase of $18.5 million, or 13%, as compared to the same quarter in the prior year. This improvement was driven by increased market share and improving market conditions in substantially all key segments.  Sales volumes increased 11.5% in the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010, primarily driven by gains in the Company’s domestic business as well as improvements derived from the Company’s Brazilian, Chinese and Central American operations. Net sales of the Company’s PVA products increased by 36% in the current quarter over the prior year second quarter, with the average selling price per pound decreasing by 1.0% primarily driven by a change in sales mix.  PVA sales volumes improved by 37% when comparing the same periods. These improvements in PVA sales dollars and volumes are a leading factor in the Company’s overall improved sales results.

Consolidated gross profit increased $1.7 million to $19.1 million for the second quarter of fiscal year 2011 as compared to the prior year second quarter.  This increase in gross profit was primarily attributable to improved conversion (net sales less raw material cost) of $5.3 million offset by increased consolidated manufacturing costs of $3.6 million for the December 2010 fiscal quarter when compared to the December 2009 fiscal quarter. However, consolidated manufacturing costs decreased by 1.1% on a per unit basis due to the increase in sales volumes.  Consolidated variable manufacturing costs increased by $1.5 million and consolidated fixed manufacturing costs increased $2.1 million.

The Company’s adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”) for the year-to-date period of fiscal year 2011 was $34.1 million, which is an improvement of $5.7 million over the same period of fiscal year 2010, as described in more detail below.  The increase in adjusted EBITDA over the prior year period is due in part to improved gross profit in the domestic operations as a result of increased sales volumes, a higher proportion of PVA sales, and increased selling prices, which allowed the Company to regain conversion margin lost as a result of rising raw material prices during the latter half of fiscal year 2010 and cover raw material price increases experienced in the second quarter of fiscal year 2011. The Company’s positive results were due to a combination of continuous efforts to improve its manufacturing processes and expanding its market share.

Adjusted EBITDA

Adjusted EBITDA is a financial measurement that management uses to facilitate its analysis and understanding of the Company’s business operations. Management believes it is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company.  The calculation of adjusted EBITDA is a subjective measure based on management’s belief as to which items should be included or excluded, in order to provide the most reasonable view of the underlying operating performance of the business.  Adjusted EBITDA is not considered to be in accordance with GAAP and should not be considered a substitute for performance measures calculated in accordance with GAAP.

The following table presents the Company’s calculation of adjusted EBITDA beginning with Net income:

	For the Quarters Ended		For the Six-Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(Amounts in thousands)
Net income	$5,385	$1,953	$15,620	$4,442
Interest expense, net	4,394	4,389	8,920	9,135
Depreciation and amortization expense	6,476	6,648	12,965	13,344
Provision for income taxes	1,854	1,124	4,371	3,659
Equity in earnings of unconsolidated affiliates	(5,039)	(1,609)	(13,990)	(3,672)
Non-cash compensation expense, net of distributions	356	846	703	1,616
(Gain) loss on sales or disposals of PP&E	118	37	53	(57)
Currency and derivative losses (gains)	(54)	(133)	310	(120)
Write down of long-lived assets	—	—	—	100
Loss (gain) on extinguishment of debt and other non-operating expense	450	—	1,594	(54)
Restructuring charges	1,183	—	1,546	—
Foreign subsidiary startup costs (a)	575	—	2,038	—
Adjusted EBITDA	$15,698	$13,255	$34,130	$28,393

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

Summarized balance sheet information as of December 26, 2010 and June 27, 2010 and summarized income statement information for the quarter and year-to-date periods ended December 26, 2010 and December 27, 2009 of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	December 26, 2010
	(Unaudited)
	PAL	Other	Total

Current assets	$266,741	$15,105	$281,846
Non-current assets	157,117	6,059	163,176
Current liabilities	72,327	6,210	78,537
Non-current liabilities	55,099	500	55,599
Shareholders’ equity and capital accounts	296,432	14,454	310,886

	June 27, 2010
	(Unaudited)
	PAL	Other	Total

Current assets	$198,958	$12,262	$211,220
Non-current assets	120,380	6,701	127,081
Current liabilities	48,220	5,238	53,458
Non-current liabilities	25,621	2,000	27,621
Shareholders’ equity and capital accounts	245,497	11,725	257,222

	For the Quarter Ended December 26, 2010
	(Unaudited)
	PAL	Other	Total

Net sales	$212,357	$10,575	$222,932
Gross profit	8,473	2,007	10,480
EAP revenues	8,398	―	8,398
Depreciation and amortization	8,176	341	8,517
Income from operations	13,342	1,223	14,565
Net income	13,011	879	13,890

	For the Quarter Ended December 27, 2009
	(Unaudited)
	PAL	Other	Total

Net sales	$112,827	$4,939	$117,766
Gross profit	8,515	646	9,161
EAP revenues	1,922	―	1.922
Depreciation and amortization	6,189	441	6,630
Income from operations	4,665	262	4,927
Net income	3,632	282	3,914

	For the Six-Months Ended December 26, 2010
	(Unaudited)
	PAL	Other	Total

Net sales	$422,158	$22,151	$444,309
Gross profit	16,276	4,015	20,291
EAP revenues	27,687	―	27,687
Depreciation and amortization	14,699	683	15,382
Income from operations	37,252	2,485	39,737
Net income	38,403	1,866	40,269

	For the Six-Months Ended December 27, 2009
	(Unaudited)
	PAL	Other	Total

Net sales	$207,697	$9,515	$217,212
Gross profit	15,986	1,372	17,358
EAP revenues	2,379	―	2,379
Depreciation and amortization	10,741	915	11,656
Income from operations	9,682	657	10,339
Net income	10,796	637	11,433

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

During the Company’s second quarter and year-to-date periods of fiscal year 2011, PAL received $7.2 million and $14.3 million of economic assistance, respectively, and recognized $8.4 million and $27.7 million of economic assistance, respectively, in its operating income in accordance with the provisions of the Program.  As a result of the timing of qualified capital expenditures, PAL’s deferred revenue relating to the Program decreased from $13.4 million as of June 27, 2010 to nil as of December 26, 2010.

On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for real property and machinery and equipment, that constitute most of the yarn manufacturing operations of Hanesbrands, Inc. (“HBI”). Concurrent with that transaction, PAL entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of HBI’s apparel products at any of HBI’s locations in North America, Central America, or the Caribbean Basin for a six-year period with an option for HBI to extend for two additional three-year periods. The yarn supply agreement also covers PAL’s supply of certain yarns used in HBI’s manufacturing in China through December 31, 2011.  As a result of the HBI acquisition and the timing of significantly higher capital expenditures during calendar year 2010, PAL utilized borrowings under its revolving credit facility to fund its operations.  On its January 1, 2011 balance sheet, PAL has $29.4 million in cash and $45.0 million of debt on its revolving credit facility included in current assets and non-current liabilities, respectively.

The Company’s investment in PAL at December 26, 2010 was $82.7 million and the underlying equity in the net assets of PAL at December 26, 2010 was $100.8 million.  The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, the Company’s share of the settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million offset by an impairment charge taken by the Company on its investment in PAL of $74.1 million.

UNF.  On September 27, 2000, the Company formed a 50/50 joint venture, UNF, with Nilit Ltd. (“Nilit”), to produce nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel.  The Company’s investment in UNF at December 26, 2010 was $3.6 million.

UNF America.  On October 8, 2009, the Company formed a 50/50 joint venture, UNF America, with Nilit for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. The Company’s initial investment in UNF America was $50 thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital.  The loan carried interest at London Interbank Offered Rate (“LIBOR”) plus one and one-half percent and both principal and interest would be paid from the future profits of UNF America at such time as deemed appropriate by its members.  The loan was treated as an additional investment by the Company for accounting purposes.  As of December 26, 2010, UNF America had repaid all of the working capital loan plus interest back to the Company.  The Company’s investment in UNF America at December 26, 2010 was $1.2 million.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company is committed to purchase its requirements, subject to certain exceptions, of first quality nylon POY for texturing (excluding specialty yarns) from UNF or UNF America.  Pricing under the contract is negotiated every six months and is based on market rates.

Repreve Renewables.  On April 26, 2010, the Company entered into an agreement to form Repreve Renewables, a joint venture in which the Company owns a 40% interest.  This joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union.  The Company received its ownership interest in the joint venture for an initial contribution of $4.0 million.  As of December 26, 2010, the Company has contributed an additional $0.6 million for its share of working capital and recorded $0.2 million for the Company’s share of accumulated net losses, resulting in an investment balance of $4.4 million.

Earnings from equity affiliates during the second quarter of fiscal year 2011 were $5.0 million, which was an improvement of $3.4 million over the prior year same quarter.  The majority of this improvement came from the Company’s 34% membership interest in PAL which contributed $4.4 million to the Company’s current quarter earnings compared to $1.7 million for the prior year second quarter before PAL’s audit adjustments.   PAL’s improved performance is a result of the timing of revenue recognition related to the economic adjustment payments (“EAP”) from the cotton rebate program.

Review of Second Quarter Fiscal Year 2011 compared to Second Quarter Fiscal Year 2010

The following table sets forth the net income components for each of the Company’s business segments for the fiscal quarters ended December 26, 2010 and December 27, 2009.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	December 26, 2010		December 27, 2009

		% to Total		% to Total	% Change
Net sales
Polyester	$124,222	77.3	$104,303	73.3	19.1
Nylon	36,580	22.7	37,952	26.7	(3.6)
Total	$160,802	100.0	$142,255	100.0	13.0

		% to Net Sales		% to Net Sales
Cost of sales
Polyester	$109,752	68.2	$91,805	64.5	19.5
Nylon	31,969	19.9	33,114	23.3	(3.5)
Total	141,721	88.1	124,919	87.8	13.5

Restructuring charges
Polyester	1,183	0.7	―	―	―
Nylon	―	―	―	―	―
Total	1,183	0.7	―	―	―

Selling, general and administrative expenses
Polyester	8,802	5.5	9,574	6.7	(8.1)
Nylon	1,950	1.2	2,578	1.8	(24.4)
Total	10,752	6.7	12,152	8.5	(11.5)

Provision (benefit) for bad debts	86	0.1	(564)	(0.4)	(115.2)
Other operating expense (income), net	16	0.0	(109)	―	(114.7)
Non-operating (income) expense, net	(195)	(0.1)	2,780	1.9	(107.0)
Income from operations before income taxes	7,239	4.5	3,077	2.2	135.3
Provision for income taxes	1,854	1.2	1,124	0.8	64.9
Net income	$5,385	3.3	$1,953	1.4	175.7

Consolidated net sales from operations increased $18.5 million, or 13% for the second quarter of fiscal year 2011 compared to the prior year second quarter.  Consolidated unit sales volumes increased by 11.5% for the second quarter of fiscal year 2011 reflecting improvements in all operations as demand for retail apparel and home furnishings improved.   The weighted-average selling price increased by 1.6% compared to the same quarter of the prior fiscal year as improved market conditions allowed for the recovery of increased raw material costs.  Net sales of the Company’s PVA products increased by 36% in the current quarter over the prior year second quarter, with the average selling price per pound decreasing by 1.0% primarily driven by a change in sales mix.  PVA sales volumes improved by 37% when comparing the same periods. These improvements in PVA sales dollars and volumes are a leading factor in the Company’s overall improved sales results.

Domestic net sales increased $7.8 million or 7.4% primarily due to improvements in demand in the retail markets.  Correspondingly, domestic volumes improved 8.3%.  Retail sales of apparel increased 6.4% compared to the prior year second quarter.  This marks the fifth consecutive quarter of year-over-year gains, bringing retail sales of apparel for the full calendar year 2010 within 1.4% of pre-recession levels.  Retail sales of home furnishings increased 1.8%, which marks the fourth consecutive quarter of year-over-year gains. However, retail sales of home furnishings have been experiencing a much slower recovery than apparel and remain approximately 14% below pre-recession levels.

Net sales for the Company’s Brazilian subsidiary, Unifi do Brasil, Ltda. (“UDB”), on a U.S. dollar basis increased by $2.3 million or 7.7% in the December 2010 quarter compared to the December 2009 quarter, which includes an increase of $0.7 million in positive currency exchange impact.  On a local currency basis, net sales improved R$2.7 million or 5.1%.    UDB sales volumes were negatively impacted in the current quarter as a result of increased competition from imported yarns due to the strengthening of the Brazilian real against the U.S. dollar and, as a result, decreased by 6.6% for the current quarter compared to the same prior year quarter.

The Company’s Chinese subsidiary, Unifi Textiles Suzhou Co., Ltd. (“UTSC”), had net sales of $6.5 million in the current quarter as compared to $3.5 million in the prior year second quarter, an improvement of 85.7%.  This is primarily a result of the Company strategically improving its sales and promotion of PVA products in the Asian region. UTSC volumes increased 63.1% over the prior year second quarter.

The Company’s subsidiary in El Salvador, UCA, increased its net sales to $6.3 million in the second quarter of fiscal year 2011 as compared to $0.7 million in the prior year second quarter as the Company completed the start-up of its manufacturing facility and strategically improved its sales opportunities in the Central American region.

The Company’s Colombian subsidiary, Unifi Latin America, S.A. (“ULA”), had a decrease in net sales of $0.2 million while sales volumes remained flat for the December 2010 quarter compared to the same prior year quarter.

Consolidated gross profit increased $1.7 million to $19.1 million for the second quarter of fiscal year 2011 as compared to the prior year second quarter.  This increase in gross profit was primarily attributable to improved conversion (net sales less raw material cost) of $5.3 million. This increase in conversion was primarily related to an increase in the Company’s domestic conversion dollars of $3.9 million or 1.5% on a per unit basis as a result of improved sales volumes, a higher proportion of PVA sales, and increased selling prices, which allowed the Company to recover previously lost margins due to higher raw material costs experienced in prior quarters. On a local currency basis, UDB’s conversion increased 1.0% on a per unit basis due to a higher percentage of resale product sales with a higher conversion margin in the current quarter compared to the prior year second quarter.  On a U.S. dollar basis, UDB’s conversion increased 3.4% on a per unit basis, however it decreased $0.4 million overall primarily due to decreased sales volumes of manufactured product.  The remaining net increase in conversion is related to UCA’s and UTSC’s contributions of $1.4 million and $0.6 million, respectively, to the Company’s consolidated conversion offset by a reduction in conversion from ULA of $0.2 million.  Offsetting the improvements in conversion, consolidated manufacturing costs increased $3.5 million for the December 2010 fiscal quarter over the December 2009 fiscal quarter, however on a per unit basis, consolidated manufacturing costs decreased by 1.1%.  Consolidated variable manufacturing costs increased by $1.4 million due primarily to packaging costs, wages and fringe benefits, utility costs, warehousing, and other variable expenses offset by an increase in the amount of variable expenses capitalized to inventory.  However, on a per unit basis, variable costs declined 5.2%.  Consolidated fixed manufacturing costs increased $2.1 million primarily as a result of depreciation expenses of $0.8 million, other manufacturing costs of $0.5 million, allocated manufacturing costs of $0.3 million, salaries and fringe benefits of $0.1 million, and a decrease in the amount of fixed expenses capitalized to inventory of $0.4 million.

Selling, General, and Administrative Expenses

Consolidated selling, general, and administrative (“SG&A”) expense decreased $1.4 million during the second quarter of fiscal year 2011 as compared to the prior year second quarter.  The decrease in SG&A in the second quarter was primarily a result of decreases of $0.4 million in depreciation and amortization expenses, $0.5 million in non-cash deferred compensation costs, and $0.5 million in salary and other fringe benefit expenses.

Other Operating Expense (Income), Net

The following table shows the components of other operating expense (income), net (amounts in thousands):

	For the Quarters Ended
	December 26, 2010	December 27, 2009

Loss on sale of PP&E	$118	$37
Currency gains	(54)	(133)
Other, net	(48)	(13)
Other operating expense (income), net	$16	$(109)

Non-Operating (Income) Expense, Net

Net non-operating income increased in the current quarter over the same prior year quarter primarily due to improvements in income from the Company’s equity affiliates.  In addition, the Company incurred $0.5 million of costs related to its decision to abandon the refinancing of its 2014 notes.  See “Recent Developments and Outlook” and “Joint Ventures and Other Equity Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Income from Operations Before Income Taxes

As reflected in the tables and discussions above, the Company recognized $7.2 million of income from operations before income taxes, which was an increase of $4.2 million over the prior year second quarter.  The increase in income from operations was primarily attributable to improved gross profit in the domestic operations as a result of improvements in operations, as a result of increased retail demand in the Company’s core markets, increased earnings from the Company’s unconsolidated affiliates, and a decrease in consolidated SG&A expenses offset by an increase in consolidated restructuring charges and a decline in income from operations before income taxes from its Brazilian operations.

Income Taxes

The Company’s income tax provision for the quarter ended December 26, 2010 resulted in tax expense at an effective rate of 25.6% compared to the quarter ended December 27, 2009, which resulted in tax expense at an effective rate of 36.5%.  The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended December 26, 2010 was primarily due to the utilization of prior losses for which no benefit had been recognized previously, and foreign operations taxed at rates lower than the U.S., partially offset by foreign dividends taxed in the U.S.  The differences between the Company’s income tax expense and the U.S. statutory rate for the quarter ended December 27, 2009 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company currently has a full valuation allowance against its net deferred tax assets in the US due to negative evidence concerning the realization of those deferred tax assets in recent years.  As results of operations improve, the Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2010, for non-U.S. income taxes for tax years 2001 through 2010, and for state and local income taxes for fiscal years 2001 through 2010.

Polyester Operations

Consolidated polyester unit volumes increased by 12.5% for the quarter ended December 26, 2010, while weighted-average net selling prices increased by 6.6% as compared to the quarter ended December 27, 2009 primarily due to the recovery of core markets, retail apparel and retail home furnishings.  Net sales for the polyester segment for the second quarter of fiscal year 2011 increased by $19.9 million or 19.1% as compared to the same quarter in the prior year. Net sales and sales volumes of the Company’s polyester PVA products increased by 37% and 38%, respectively in the current quarter over the prior year second quarter.  The average polyester PVA selling price on a per pound basis decreased 1.0% when comparing the same periods primarily due to changes in sales mix. These improvements in polyester PVA sales dollars and volumes are a leading factor in the Company’s overall improved polyester sales results.

Domestically, polyester net sales increased by $9.3 million, or 13.4%, for the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010.  The Company increased its sales prices across all polyester products, increasing the weighted-average selling price by 4.1%.  Domestic unit volumes increased by 9.2% as a result of the increase in consumer demand.

On a U.S. dollar basis, net sales for UDB increased by $2.3 million or 7.7% in the December 2010 quarter compared to the prior year second quarter which includes an increase of $0.7 million in positive currency exchange impact.  On a local currency basis, net sales increased by R$2.7 million or 5.1%. Brazilian polyester sales volumes decreased by 6.6% for the second quarter of fiscal year 2011 versus the second quarter of the prior fiscal year.  Average net sales price on a local currency basis increased 12.5% as a result of increased raw material costs.

The Company’s Chinese subsidiary, UTSC, had an increase in its polyester net sales to $6.3 million in the second quarter of fiscal year 2011 as compared to $3.5 million in the prior year second quarter as the Company strategically improved its sales and promotion of PVA products in the Asian region.

The Company’s subsidiary in El Salvador, UCA, had an increase in its polyester net sales to $5.9 million in the second quarter of fiscal year 2011 as compared to $0.4 million in the prior year second quarter as the Company completed the start-up of its manufacturing facility and strategically improved its sales opportunities in the Central American region.

Gross profit for the consolidated polyester segment increased $2.0 million, or 15.8%, for the second quarter of fiscal year 2011 over the second quarter of fiscal year 2010.  On a per unit basis, gross profit increased 2.9%.  During the second quarter of fiscal year 2011, conversion increased 5.2% on a per unit basis compared to the same quarter of the prior year.  This increase is primarily attributable to improvements in the Company’s domestic conversion as a result of a higher percentage of PVA products in the sales mix and increased selling prices, which allowed the Company to recover previously lost margins due to higher raw material costs experienced in prior quarters. Consolidated per unit manufacturing costs increased 6.2%, which consisted of a 1.7% increase in per unit variable manufacturing costs and a 17.4% increase in per unit fixed manufacturing costs, as discussed further below.

Domestic gross profit increased by $2.5 million, or 45.4%, for the second quarter of fiscal year 2011 over the second quarter of fiscal year 2010 primarily as a result of improvement in conversion dollars.  Domestic polyester conversion increased by $5.0 million, or 10.2% on a per unit basis, due to increases in PVA sales and improved pricing as the Company regained conversion lost during the second half of fiscal year 2010.  Variable manufacturing costs increased by $1.0 million due primarily to packaging costs, wages and fringe benefits, other variable, warehousing offset by decreased utilities and decreased variable costs capitalized to inventory.  Variable manufacturing costs decreased 2.8% on a per unit basis as a result of improved volumes and operational efficiencies.  Fixed manufacturing costs increased $1.5 million, or 33.1%, on a per unit basis primarily as a result of increase in depreciation expenses of $0.6 million, allocated manufacturing costs of $0.2 million, and other fixed costs of $0.3 million and a decrease in the amount of fixed expenses capitalized to inventory of $0.4 million.

On a local currency basis (the Brazilian real), gross profit for UDB decreased by R$1.7 million, or 8.8% on a per unit basis for the December 2010 quarter as compared to the prior year second quarter.  On a per unit basis, conversion increased 1.0% as sales prices increased by 12.5% which was offset by increases in per unit raw material costs of 19.4%.  Brazilian volumes and conversion margins were negatively impacted in the current quarter as a result of increased competition from imported yarns due to the strengthening of the Brazilian real against the U.S. dollar. Variable manufacturing costs increased by R$0.3 million and fixed manufacturing costs increased by R$0.2 million.  On a U.S. dollar basis, gross profit decreased by $0.8 million, or 6.6% on a per unit basis.

Consolidated polyester SG&A expenses for the second quarter of fiscal year 2011 were $8.8 million compared to $9.6 million in the same quarter in the prior year.  The polyester segment’s SG&A expenses consist of polyester foreign subsidiaries’ costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers.

Nylon Operations

Consolidated nylon unit volumes increased by 3.5% in the second quarter of fiscal year 2011 compared to the prior year quarter while average net selling prices decreased by 7.1%.  Net sales for the nylon segment in the second quarter of fiscal year 2011 decreased by $1.4 million, or 3.6%, as compared to the second quarter of fiscal year 2010.  The decrease in nylon net sales and the decrease in average selling price were primarily driven by increased sales of lower priced textured products as a percentage of total net sales.

Gross profit for the nylon segment decreased by $0.2 million, or 4.7%, in the second quarter of fiscal year 2011 compared to the prior year quarter.  Conversion margin for the nylon segment decreased by $1.4 million which was offset by decreased manufacturing costs of $1.1 million.  On a per unit basis, conversion decreased by 12.0% offset by a decrease in manufacturing costs of 13.5%, primarily due to the change in product sales mix.  Variable manufacturing costs decreased by $1.0 million primarily due to decreases in wages and fringe benefits of $0.4 million and utility costs of $0.4 million.  Fixed manufacturing costs decreased by $0.1 million.

Consolidated nylon SG&A expenses for the second quarter of fiscal year 2011 were $2.0 million compared to $2.6 million in the same quarter in the prior year.  The nylon segment’s SG&A expenses consist of nylon foreign subsidiary costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers.

Corporate

During the second quarter of fiscal year 2011, the Board of Directors (“Board”) authorized the issuance of an aggregate of 25,200 restricted stock units (“RSUs”) under the 2008 Long-Term Incentive Plan to the Company’s non-employee directors.  The RSUs are subject to vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs will become fully vested on November 27, 2011, provided the grantee remains in continuous service as a member of the Board from the grant date until the vesting date.  The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board.  The Company estimated the grant-date fair value of the award to be $13.89 per RSU.

The Company incurred $0.2 million and $0.7 million in the second quarter of fiscal years 2011 and 2010, respectively, in stock-based compensation expense which was recorded as SG&A expenses with the offset to capital in excess of par value.

During the second quarter of fiscal year 2011, the Company issued 8,888 shares of common stock as a result of the exercise of stock options.   There were no stock options exercised during the second quarter of fiscal year 2010.

Review of Year-To-Date Fiscal Year 2011 compared to Year-To-Date Fiscal Year 2010

The following table sets forth the net income components for each of the Company’s business segments for the year-to-date periods ended December 26, 2010 and December 27, 2009.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Six-Months Ended
	December 26, 2010		December 27, 2009

		% to Total		% to Total	% Change
Net sales
Polyester	$254,078	75.9	$208,763	73.2	21.7
Nylon	80,744	24.1	76,343	26.8	5.8
Total	$334,822	100.0	$285,106	100.0	17.4

		% to Net Sales		% to Net Sales
Cost of sales
Polyester	$224,562	67.1	$182,462	64.0	23.1
Nylon	70,016	20.9	65,902	23.1	6.2
Total	294,578	88.0	248,364	87.1	18.6

Restructuring charges
Polyester	1,546	0.5	―	―	―
Nylon	―	―	―	―	―
Total	1,546	0.5	―	―	―

Write down of long-lived assets
Polyester	―	―	100	―	―
Nylon	―	―	―	―	―
Total	―	―	100	―	―

Selling, general and administrative expenses
Polyester	17,734	5.3	18,406	6.5	(3.7)
Nylon	4,145	1.2	4,910	1.7	(15.6)
Total	21,879	6.5	23,316	8.2	(6.2)

Provision for bad debts	45	―	12	―	275.0
Other operating expense (income), net	259	0.1	(196)	(0.1)	(232.1)
Non-operating (income) expense, net	(3,476)	(1.1)	5,409	1.9	(164.3)
Income from operations before income taxes	19,991	6.0	8,101	2.9	146.8
Provision for income taxes	4,371	1.3	3,659	1.3	19.5
Net income	$15,620	4.7	$4,442	1.6	251.6

Consolidated net sales from operations increased $49.7 million, or 17.4%, for the year-to-date period of fiscal year 2011 compared to the prior year-to-date period.  Consolidated unit sales volumes increased by 12.4% for the December year-to-date period of fiscal year 2011 reflecting improvements in all operations as demand for retail apparel and home furnishings improved.  The weighted-average selling price increased by 5.0% compared to the same period of the prior fiscal year as improved market conditions allowed for the recovery of increased raw material costs.  Net sales of the Company’s PVA products increased by 39% in the current year-to-date period over the prior year-to-date period, with the average selling price per pound decreasing by 2.5% primarily driven by a change in sales mix.  PVA sales volumes improved 42% when comparing the same periods. These improvements in PVA sales dollars and volumes are a leading factor in the Company’s overall improved sales results.

Domestic net sales increased $24.5 million, or 11.6%, from improvements in demand in the retail markets.  Correspondingly, domestic volumes improved 9.1%.  Retail sales of apparel increased 4.8% compared to the prior year-to-date period, bringing retail sales of apparel for the full calendar year 2010 within 1.4% of pre-recession levels. Retail sales of home furnishings increased 2.4%.  However, retail sales of home furnishings have been experiencing a much slower recovery than apparel and remain approximately 14% below pre-recession levels.

Net sales for UDB on a U.S. dollar basis increased by $6.4 million, or 10.0%, for the December 2010 year-to-date period compared to the December 2009 year-to-date period, which includes an increase of $3.0 million in positive currency exchange impact.  On a local currency basis, net sales improved R$5.9 million or 5.1%.  UDB sales volumes were negatively impacted as a result of increased competition from imported yarns due to the strengthening of the Brazilian real against the U.S. dollar and as a result decreased by 5.0% for the current year-to-date period compared to the same prior year period.

The Company’s Chinese subsidiary, UTSC, had net sales of $13.5 million in the December 2010 year-to-date period as compared to $6.4 million in the same prior year-to-date period, an improvement of 110.9%.  This is a result of the Company strategically improving its sales and promotion of PVA products in the Asian region. UTSC volumes increased 79.7% over the same prior year-to-date period.

The Company’s subsidiary in El Salvador, UCA, had an increase in its net sales to $12.4 million for the December 2010 year-to-date period as compared to $0.7 million in the same prior year-to-date period as the Company completed the start-up of its manufacturing facility and strategically improved its sales opportunities in the Central American region.

Consolidated gross profit increased $3.5 million to $40.2 million for the year-to-date period of fiscal year 2011 as compared to the prior year-to-date period.  This increase in gross profit was primarily attributable to improved conversion of $12.1 million. This increase in conversion was primarily related to an increase in the Company’s domestic conversion dollars of $10.0 million, or 3.2% on a per unit basis, as a result of improved sales volumes, a higher proportion of PVA sales, and increased selling prices, which allowed the Company to recover previously lost margins due to higher raw material costs experienced in prior quarters. On a local currency basis, UDB’s conversion decreased 7.0% on a per unit basis driven by a reduction in per unit conversion on its resale products. On a U.S. dollar basis, UDB’s conversion decreased 2.6% on a per unit basis and $1.8 million overall primarily due to decreased sales volumes of manufactured product and a decrease in per unit sales of resale products.  The remaining net increase in conversion is related to UCA’s and UTSC’s contributions of $2.3 million and $1.5 million, respectively, to the Company’s consolidated conversions offset by a reduction in conversion from ULA of $0.2 million.  Offsetting the improvements in conversion, consolidated manufacturing costs increased $8.6 million for the December 2010 year-to-date period over the December 2009 year-to-date period, however on a per unit basis, consolidated manufacturing costs increased 0.3%.  Consolidated variable manufacturing costs increased by $5.3 million primarily due to packaging costs, wages and fringe benefits, utility costs, warehousing, transportation and other variable offset by increases in variable expenses capitalized to inventory.  Consolidated fixed manufacturing costs increased $3.3 million primarily as a result of an increase in depreciation expenses of $1.0 million, other fixed manufacturing costs of $0.9 million, allocated manufacturing costs of $1.0 million, and salaries and fringe benefits of $0.7 million offset by higher fixed costs capitalized to inventory of $0.3 million.

Selling, General, and Administrative Expenses

Consolidated SG&A expense decreased $1.4 million during the year-to-date period of fiscal year 2011 as compared to the prior year-to-date period.  The decrease in SG&A expense was primarily a result of $0.9 million in non-cash deferred compensation costs, decreases of $0.7 million in depreciation and amortization expenses, $0.3 million in sales and marketing expenses, and $0.2 million in salary and fringe benefit expenses offset by increases of $0.7 million in professional fees.

Other Operating Expense (Income), Net

The following table shows the components of other operating expense (income), net (amounts in thousands):

	For the Six-Months Ended
	December 26, 2010	December 27, 2009

Loss (gain) on sale of PP&E	$53	$(57)
Currency losses (gains)	310	(120)
Other, net	(104)	(19)
Other operating expense (income), net	$259	$(196)

Non-Operating (Income) Expense, Net

Earnings from equity affiliates for the year-to-date period ended December 26, 2010 was $14.0 million, which was an improvement of $10.3 million over the same prior year period.  The majority of this improvement came from the Company’s 34% membership interest in PAL, which contributed $13.1 million to the Company’s current year-to-date earnings compared to $4.1 million for the same prior year period.  PAL’s improved performance is primarily a result of the timing of revenue recognition related to the EAP cotton rebate program.

As discussed under the caption “Recent Developments and Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company sought to refinance its 2014 notes.  Due to market conditions, the Company strategically abandoned the refinancing of its 2014 notes for a preferable, lower cost option to redeem a portion of its 2014 notes utilizing its revolving credit facility.  As a result, the Company incurred $0.5 million of costs related to its decision to change its refinancing strategy.

Income from Operations Before Income Taxes

As reflected in the tables and discussions above, the Company recognized $20.0 million of income from operations before income taxes, which was an increase of $11.9 million over the prior year-to-date period.  The increase in income from operations was primarily attributable to improved gross profit in the domestic operations and UTSC as a result of increased retail demand in the Company’s core markets, increased earnings from the Company’s unconsolidated affiliates, and a decrease in consolidated SG&A expenses offset by an increase in consolidated restructuring charges and a decline in income from operations before income taxes from its Brazilian operations.

Income Taxes

The Company’s income tax provision for the year-to-date period ended December 26, 2010 resulted in tax expense at an effective rate of 21.9% compared to the year-to-date period ended December 27, 2009, which resulted in tax expense at an effective rate of 45.2%.  The difference between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended December 26, 2010 was primarily due to the utilization of prior losses for which no benefit had been recognized previously, and foreign operations taxed at rates lower than the U.S., partially offset by foreign dividends taxed in the U.S.  The differences between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended December 27, 2009 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company currently has a full valuation allowance against its net deferred tax assets in the US due to negative evidence concerning the realization of those deferred tax assets in recent years.  As results of operations improve, the Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2010, for non-U.S. income taxes for tax years 2001 through 2010.

Polyester Operations

Consolidated polyester unit volumes increased by 12.3% for the year-to-date period ended December 26, 2010, while weighted-average net selling prices increased by 9.4% as compared to the year-to-date period ended December 27, 2009 primarily due to the recovery of core markets, retail apparel and retail home furnishings.  Net sales for the polyester segment for the year-to-date period of fiscal year 2011 increased by $45.3 million or 21.7% as compared to the prior year-to-date period. Net sales and sales volumes of the Company’s polyester PVA products increased by 45% in the year-to-date period over the prior year-to-date period.  These improvements in polyester PVA sales dollars and volumes are a leading factor in the Company’s overall improved polyester sales results.

Domestically, polyester net sales increased by $21.7 million, or 15.8% for the year-to-date period of fiscal year 2011 as compared to the year-to-date period of fiscal year 2010.  The Company increased its sales prices across all polyester products, increasing the weighted-average selling price by 7.1%.  Domestic unit volumes increased by 8.7% as a result of the increase in consumer demand in all segments, as discussed above.

Net sales for UDB increased by $6.5 million or 10.0% in the year-to-date period compared to the prior year-to-date period which includes an increase of $3.0 million in positive currency exchange impact.  On a local currency basis, UDB’s net sales increased by R$5.9 million or 5.1%. Sales prices increased by 10.6% on a per unit basis.  UDB’s polyester sales volume decreased by 5.0% for the year-to-date period of fiscal year 2011 versus the same period of the prior fiscal year.

The Company’s Chinese subsidiary, UTSC, had an increase in its polyester net sales to $13.0 million in the year-to-date period of fiscal year 2011 as compared to $6.4 million in the prior year-to-date period as the Company strategically improved its sales and promotion of PVA products in the Asian region.

The Company’s subsidiary in El Salvador, UCA, had an increase in its polyester net sales to $10.9 million for the year-to-date period of fiscal year 2011 as compared to $0.4 million in the prior year-to-date period as the Company completed the start-up of its manufacturing facility and strategically improved its sales opportunities in the Central American region.

Gross profit for the consolidated polyester segment increased $3.2 million, or 12.2% for the current year-to-date period over the prior year-to-date same period.  On a per unit basis, gross profit decreased 0.1%. During the year-to-date period of fiscal year 2011, conversion increased 2.4% on a per unit basis compared to the same period of the prior year.  This increase is primarily attributable to improvements in the Company’s domestic conversion as a result of increases in PVA sales and increased selling prices which allowed the Company to recover previously lost margins due to higher raw material costs experienced in prior quarters.  Per unit manufacturing costs increased 4.1% which consisted of increased per unit variable manufacturing costs of 1.6% and increased per unit fixed manufacturing costs of 10.3% as discussed further below.

Domestic polyester gross profit increased by $5.9 million, or 53.9%, for the year-to-date period of fiscal year 2011 over the prior year-to-date period primarily as a result of improvement in conversion dollars.  Domestic polyester conversion increased by $9.1 million, or 8.6% on a per unit basis, due to a higher proportion of PVA sales and improved pricing as the Company regained conversion lost during the second half of fiscal year 2010.  Variable manufacturing costs increased by $1.7 million due primarily to packaging costs, wage and fringe benefits, other variable utilities offset by increases in variable expenses capitalized to inventory.  However variable manufacturing costs decreased 3.2% on a per unit basis as a result of improved volumes and operational efficiencies.  Fixed manufacturing costs increased $1.6 million or 11.2% on a per unit basis primarily as a result of an increase in depreciation costs of $0.8 million, allocated manufacturing costs of $0.7 million, salaries and fringe benefits of $0.1 million other fixed of $0.3 million, offset by increases in fixed costs capitalized to inventory of $0.3 million.

On a local currency basis (the Brazilian real), gross profit for the Company’s Brazilian operations decreased by R$5.8 million, or 18.4% on a per pound basis for the current year-to-date period as compared to the prior year-to-date period.  UDB’s volumes and conversion margins were negatively impacted in the year-to-date period as a result of increased competition from imported yarns due to the strengthening of the Brazilian real against the U.S. dollar. Variable manufacturing costs increased by R$0.3 million while fixed manufacturing costs increased by R$0.4 million.  On a U.S. dollar basis, UDB’s gross profit decreased by $2.7 million, or 14.1% on a per unit basis.

Consolidated polyester SG&A expenses for the year-to-date period of fiscal year 2011 were $17.7 million compared to $18.4 million in the same period in the prior year.  The polyester segment’s SG&A expenses consist of polyester foreign subsidiaries’ costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers.

Nylon Operations

Consolidated nylon unit volumes increased by 13.1% in the year-to-date period of fiscal year 2011 compared to the prior year-to-date period while average net selling prices decreased by 7.3%.  Net sales for the nylon segment in the year-to-date period of fiscal year 2011 increased by $4.4 million, or 5.8%, as compared to the prior year-to-date period.  The increase in nylon net sales and the decrease in average selling price were primarily driven by increased sales of lower priced textured products as a percentage of total net sales.

Gross profit for the nylon segment increased by $0.3 million, or 2.7%, in the year-to-date period of fiscal year 2011 compared to the prior year-to-date period.  Conversion margin for the nylon segment increased by $0.8 million which was offset by increased manufacturing costs of $0.5 million.  On a per unit basis, conversion decreased 9.3% offset by a decrease in manufacturing costs of 9.2% due to a lower priced product mix.  Variable manufacturing costs increased by $0.5 million primarily due to increases in packaging cost of $0.3 million.  Fixed manufacturing costs remained flat as compared to the prior year.

Consolidated nylon SG&A expenses for the year-to-date period of fiscal year 2011 were $4.1 million compared to $4.9 million in the same period in the prior year.  The nylon segment’s SG&A expenses consist of nylon foreign subsidiary costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers.

Corporate

On June 30, 2010, the Company redeemed $15.0 million of its 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed 2014 notes.  This redemption was financed through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility.  As a result, the Company recorded a $1.1 million charge for the early extinguishment of debt in the September 2010 quarter of which $0.8 million related to the premium paid for the bonds and $0.3 million related to the retirement of related bond issue costs.

During the first quarter of fiscal year 2010, the Compensation Committee of the Board authorized the issuance of 566,659 stock options from the 2008 Long-Term Incentive Plan to certain key employees and certain members of the Board.  The stock options vest ratably over a three year period and have ten year contractual terms.  The Company used the Black-Scholes model to estimate the weighted-average grant date fair value of $3.34 per share.

During the second quarter of fiscal year 2011, the Board authorized the issuance of an aggregate of 25,200 RSUs under the 2008 Long-Term Incentive Plan to the Company’s non-employee directors.  The RSUs are subject to vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs will become fully vested on November 27, 2011, provided the grantee remains in continuous service as a member of the Board from the grant date until the vesting date.  The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board.  The Company estimated the grant-date fair value of the award to be $13.89 per RSU.

The Company incurred $0.4 million and $1.3 million for the year-to-date periods of fiscal years 2011 and 2010, respectively, in stock-based compensation expense which was recorded as SG&A expenses with the offset to capital in excess of par value.

During the year-to-date period of fiscal year 2011, the Company issued 8,888 shares of common stock as a result of the exercise of stock options.   There were no stock options exercised during the year-to-date period of fiscal year 2010.

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

In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to reduce debt, fund capital expenditures, and enable cost reductions through restructuring projects as follows:

●
Deleveraging Strategy.  Commencing in the third quarter of fiscal year 2011, the Company plans to utilize a combination of internally generated cash and limited borrowings on its asset-based revolving credit facility to repurchase and retire portions of its 2014 notes.  The Company expects to maintain a continuous balance outstanding under its revolving credit facility and hedge a substantial amount of the interest rate risk in order to ensure its interest savings.  As a result of the utilization of cash on hand to reduce outstanding debt and the lower rate under the revolving credit facility, the Company expects a significant reduction of its annual fixed carrying cost between the commencement of this debt reduction strategy and the final repayment of the 2014 notes.

●
Capital Expenditures.  During the first six months of fiscal year 2011, the Company spent $13.3 million on capital expenditures compared to $5.0 million during the same period in fiscal year 2010.  The Company estimates its fiscal year 2011 capital expenditures will be approximately $20.0 million, which includes approximately $14.0 million of strategic capital expenditures focused on modernizing and improving current productivity levels of its plants and equipment.  In February 2010, the Board approved a plan to expand its production capabilities to include a new state-of-the art recycled chip facility in Yadkinville, North Carolina.  This backward integration of the recycle supply chain will provide opportunities for the Company to recycle both post-consumer and post-industrial waste back into its Repreve® products. This will allow the Company to improve the availability of recycled raw materials, and significantly increase product capabilities and competitiveness in this growing market segment. The Company expects this recycling project to be completed by the third quarter of fiscal year 2011.  The total investment in this capital project is expected to be approximately $8.0 million of which the Company had incurred $6.1 million as of December 26, 2010. The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

●
Joint Venture Investments.  During the first six months of fiscal year 2011, the Company received $2.5 million in dividend distributions from its joint ventures.  Historically, the Company has received distributions from certain of its joint ventures every year; however there is no guarantee that the Company will continue to receive distributions in the future. In addition, the Company contributed an additional $0.3 million for working capital to its newly formed Repreve Renewables joint venture.  The Company may strategically increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

●
Investment.  In the third quarter of fiscal year 2010, the Company established a wholly-owned subsidiary, UCA, to provide a base of operations in El Salvador.  The total investment in UCA is expected to be approximately $19.5 million, of which $9.0 million is related to intercompany funding of working capital and $3.1 million is intercompany sales of PP&E. UCA began selling U.S. manufactured products during the third quarter of fiscal year 2010.

Cash Provided by Operations

The following table summarizes the net cash provided by operations (amounts in millions):

	For the Six-Months Ended
	December 26, 2010	December 27, 2009

Cash provided by operations
Cash receipts:
Receipts from customers	$345.6	$296.0
Dividends from unconsolidated affiliates	2.5	1.6
Other receipts	1.4	1.6
Cash payments:
Payments to suppliers and other operating costs	258.9	214.6
Payments for salaries, wages, and benefits	61.0	50.9
Payments for restructuring and severance	1.8	0.7
Payments for interest	10.1	10.2
Payments for taxes	3.3	4.0
Effects of foreign currency on net income	(0.1)	0.1
Cash provided by operations	$14.5	$18.7

Cash provided by operations decreased from $18.7 million for the year-to-date period of fiscal year 2010 to $14.5 million in the year-to-date period of fiscal year 2011.  Cash received from customers increased from $296.0 million to $345.6 million primarily due to higher net sales volumes.  Payments to suppliers and for other operating costs increased from $214.6 million to $258.9 million primarily as a result of higher sales volumes.  Salary, wage and benefit payments increased from $50.9 million to $61.0 million primarily as a result of the payout of the prior fiscal year’s bonus accrual and overtime incurred for the Company’s wage workforce.  Restructuring and severance payments were $1.8 million for the current year-to-date period compared to $0.7 million from the same prior year period. The increase in restructuring payments relates to cost incurred by the Company to dismantle and move machinery to El Salvador and reinstall previously dismantled texturing machines in Yadkinville. Taxes paid by the Company decreased from $4.0 million to $3.3 million as a result of a decrease in tax liabilities related to the Company’s Brazilian subsidiary offset by an increase in the domestic operations.  The Company received cash dividends of $2.5 million and $1.6 million from PAL for the first six-month periods of fiscal year 2011 and 2010, respectively.  Cash received from other miscellaneous sources including interest decreased from $1.6 million in the prior year-to-date period to $1.4 million in the current year-to-date period.

Working capital increased from $174.5 million at June 27, 2010 to $189.0 million at December 26, 2010 due to decreases in current portion of notes payable of $15.0 million, increases in inventories of $12.0 million, decreases in accrued expenses of $6.8 million, decreases in accounts payable of $0.9 million, and increases in deferred income taxes of $0.2 million offset by decreases in cash of $9.5 million, decreases in accounts receivables of $9.2 million, increases in income tax payable of $1.1 million, increases in current maturities of long-term debt and other liabilities of $0.4 million, and decreases in other current assets of $0.2 million.  The working capital current ratio was 4.3 at December 26, 2010 and 3.2 at June 27, 2010.

Cash Used In Investing Activities and Financing Activities

The Company utilized $9.8 million in net investing activities and utilized $16.6 million in net financing activities during the six-month period ended December 26, 2010.  The primary cash expenditures for investing and financing activities during the first six months of fiscal year 2011 included $15.9 million to repurchase a portion of the 2014 notes with a face value of $15.0 million, $13.3 million in capital expenditures, $0.3 million for a working capital investment in an unconsolidated affiliate and $0.8 for debt refinancing fees, offset by $3.2 million from the proceeds from split dollar life insurance surrenders, $0.1 million in proceeds from the sale of capital assets and $0.5 million related to loan repayments from unconsolidated equity affiliates and $0.1 million from the proceeds from stock option exercises.

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control.  The Company may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to the Company under its First Amendment to the Amended and Restated Credit Agreement (as amended, the “First Amended Credit Agreement”) in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs.  If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity.  The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.  In addition, the terms of its existing and future indebtedness, including its 2014 notes which mature on May 15, 2014 and its First Amended Credit Agreement, may limit its ability to pursue any of these alternatives.  See “Item 1A. Risk Factors—The Company will require a significant amount of cash to service its indebtedness and fund capital expenditures, and its ability to generate cash depends on many factors beyond its control” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.  Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition of its customers and the operating performance of joint ventures, alliances and other equity investments.

Note Repurchases.  The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions or by calling a portion of the 2014 notes under the terms of the indenture governing the 2014 notes (the “Indenture”). Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. On January 11, 2011, the Company announced that it is calling for redemption on February 16, 2011 an aggregate principal amount of $30 million of the 2014 notes in accordance with the Indenture. Pursuant to the terms of the Indenture, the redemption price for the 2014 notes will be 105.75% of the principal amount of the redeemed notes, plus accrued and unpaid interest. Following completion of the redemption, the aggregate principal amount of the 2014 notes that will remain outstanding will be $133.7 million.  Commencing in the third quarter of fiscal year 2011, the Company plans to utilize a combination of internally generated cash and limited borrowings on its asset-based revolving credit facility to repurchase and retire portions of its 2014 notes.  The Company expects to maintain a continuous balance outstanding under its revolving credit facility and hedge a substantial amount of the interest rate risk in order to ensure its interest savings.  As a result of the utilization of cash on hand to reduce outstanding debt and the lower rate under the revolving credit facility, the Company expects a significant reduction of its annual fixed carrying cost between the commencement of this debt reduction strategy and the final repayment of the 2014 notes.  See “Long-term Debt” included in the “Liquidity and Capital Resources” section below for a detailed discussion of the interest rates and covenants related to the Company’s revolving credit facility.

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

Other Factors Affecting Liquidity

Stock Repurchase Program.  Effective July 26, 2000, the Board increased the remaining authorization to repurchase up to 3.3 million shares of the Company’s common stock of which approximately 1.0 million shares were subsequently repurchased.  The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.  There is remaining authority for the Company to repurchase approximately 2.3 million shares of its common stock under the repurchase plan.  The repurchase plan has no stated expiration or termination date.  All share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

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

Long-Term Debt

On May 26, 2006, the Company issued $190 million of 2014 notes.  In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its First Amended Credit Agreement as discussed below. The assets include but are not limited to, property, plant and equipment, domestic capital stock and some foreign capital stock.  Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, at December 26, 2010 was approximately $170.5 million.

In accordance with the collateral documents and the Indenture, the proceeds from the sale of PP&E (First Priority Collateral) will be deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets.  From May 26, 2006 through December 26, 2010, the Company sold PP&E secured by first-priority liens in an aggregate amount of $29.5 million and purchased qualifying assets in the same amount, leaving no funds remaining in the First Priority Collateral Account.

The Company can currently elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs.  The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them or it may refinance all or a portion of the 2014 notes with a new debt offering.  Such purchases or refinancing of the 2014 notes will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  There were no such optional redemptions or repurchases of the 2014 notes in the December 2010 quarter.  However, on December 28, 2010, the Company announced its commencement of a cash tender offer for any and all of its outstanding 2014 notes for total consideration of 106.0% of the principal amount of the 2014 notes validly tendered, conditioned upon the receipt of at least $140.0 million from a new debt financing on terms satisfactory to the Company.  Subsequently, on January 11, 2011, the Company announced its termination of the cash tender offer due to the condition of the debt capital markets which made the estimated cost savings generated from a new debt financing insufficient to offset the estimated costs of conducting such a transaction.  Instead, the Company announced that it was calling for the redemption of $30.0 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed notes to be effective on February 16, 2011.  The Company plans to finance this redemption through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility discussed below.  As a result, the Company expects to record a $2.2 million charge for the early extinguishment of debt in the March 2011 quarter which is comprised of $1.7 million of call premiums and a $0.5 million non-cash charge to write off unamortized debt issuance costs.

On September 9, 2010, the Company and its subsidiary guarantors (as co-borrowers) entered into the First Amended Credit Agreement with Bank of America, N.A. (as both Administrative Agent and Lender thereunder).  The First Amended Credit Agreement provides for a revolving credit facility in an amount of $100 million (with the ability of the Company to request that the borrowing capacity be increased up to $150 million) and matures on September 9, 2015, provided that unless the 2014 notes have been prepaid, redeemed, defeased or otherwise repaid in full on or before February 15, 2014, the maturity date will be adjusted to February 15, 2014. The First Amended Credit Agreement amends the amended senior secured asset-based revolving credit facility (“Amended Credit Agreement”) which had a stated maturity date of May 15, 2011.  See “Footnote 3.  Long-term Debt and Other Liabilities” included in the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 2010 for a discussion of terms and covenants of the Amended Credit Agreement. As of December 26, 2010, under the terms of the First Amended Credit Agreement, the Company had no outstanding borrowings and borrowing availability of $77.9 million.

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

Borrowings under the First Amended Credit Agreement bear interest at rates of LIBOR plus 2.00% to 2.75% and/or prime plus 0.75% to 1.50%. The interest rate matrix is based on the Company’s excess availability under the First Amended Credit Agreement. The unused line fee under the First Amended Credit Agreement is 0.375% to 0.50% of the unused line amount. In connection with the First Amended Credit Agreement, the Company recorded fees and expenses totaling approximately $0.8 million, which were added to the $0.2 million of remaining debt refinancing fees from the Amended Credit Agreement and are being amortized over the term of the new facility.

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

Interest Rate Risk:  The Company is exposed to interest rate risk through its various borrowing activities.  The majority of the Company’s borrowings are in long-term fixed rate bonds; however the Company does incur interest on its short-term working capital borrowings under its senior secured asset-based credit facility at rates of LIBOR plus 2.00% to 2.75% and/or prime plus 0.75% to 1.50%.  As of December 26, 2010, the Company had no borrowings and had a borrowing availability of $77.9 million under its revolving credit facility.  Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.

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

Currency forward contracts are used as economic hedges for the exposure for sales in foreign currencies based on specific sales made to customers. Generally, approximately 60% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as Other operating (income) expense. The Company also enters currency forward contracts for committed machinery and inventory purchases.  Generally up to 5% of inventory purchases made by the Company’s Brazilian subsidiary are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances.  As of December 26, 2010, the latest maturity date for all outstanding sales and purchase foreign currency forward contracts is March 2011.

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

The dollar equivalent of these forward currency contracts and their related fair values are detailed below (amounts in thousands):

	December 26, 2010	June 27, 2010
	Level 2	Level 2
Foreign currency purchase contracts:
Notional amount	$829	$2,826
Fair value	844	2,873
Net unrealized gain	$(15)	$(47)

Foreign currency sales contracts:
Notional amount	$1,015	$1,231
Fair value	1,042	1,217
Net unrealized (loss) gain	$(27)	$14

The fair values of the foreign exchange forward contracts at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items that are reported on the line item Other operating (income) expense, net in the Condensed Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax gain of $0.1 million for the quarters ended December 26, 2010 and December 27, 2009, respectively.  For the six-month periods ended December 26, 2010 and December 27, 2009, the total impact of foreign currency related items resulted in a pre-tax loss of $0.3 million and a pre-tax gain of $0.1 million, respectively.

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

The carrying values and approximate fair values of the Company’s financial assets and liabilities excluding the currency forward contracts discussed above as of December 26, 2010 and June 27, 2010 were as follows (amounts in thousands):

	December 26, 2010		June 27, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$33,185	$33,185	$42,691	$42,691
Receivables, net	82,015	82,015	91,243	91,243
Liabilities:
Accounts payable	39,779	39,779	40,662	40,662
Notes payable	163,722	170,476	178,722	184,084

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

Item 4.  Controls and Procedures

As of December 26, 2010, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended ) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The Company’s new debt reduction strategy will result in the Company maintaining larger balances outstanding under its First Amended Credit Agreement and decrease the Company’s excess borrowing availability, which could adversely affect the Company’s financial condition and prevent it from fulfilling its obligations under its debt agreements.

On January 11, 2011, the Company announced that it was calling for the redemption of $30.0 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed notes (the “Redemption”) to be effective on February 16, 2011. The Company plans to finance the Redemption through a combination of internally generated cash and borrowings under the First Amended Credit Agreement.  On an ongoing basis, the Company anticipates utilizing its liquidity to continue to redeem portions of its 2014 notes incrementally through a combination of internally generated cash and borrowings under its First Amended Credit Agreement.  The Company expects to maintain a continuous balance outstanding under its revolving credit facility and hedge a substantial amount of the interest rate risk in order to ensure its interest savings as it executes this debt reduction strategy.

The Company’s First Amended Credit Agreement requires the Company to meet a minimum fixed charge coverage ratio test if borrowing capacity is less than 15% of the total credit facility.  The consummation of the Redemption and implementation of the debt reduction strategy is anticipated to result in the Company maintaining reduced levels of excess availability under the First Amended Credit Agreement before the fixed charge coverage ratio test applies.  After completion of the Redemption, the Company’s availability under the First Amended Credit Agreement is anticipated to decrease to approximately $47.9 million, or 47.9% of the total credit facility.  If the Company’s availability under the First Amended Credit Agreement falls below 15%, it may not be able to maintain the required fixed charge coverage ratio.  Additionally, the First Amended Credit Agreement restricts the Company’s ability to make certain distributions and investments should its borrowing capacity decrease to below 27.5% of the total credit facility.   These restrictions could limit the Company’s ability to plan for or react to market conditions or meet its capital needs.  The Company may not be granted waivers or amendments to its First Amended Credit Agreement if for any reason the Company is unable to meet its requirements, or the Company may not be able to refinance its debt on terms acceptable to the Company, or at all.

Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to satisfy the Company’s obligations under its debt agreements.

Other than the risk factor discussed above, there are no other material changes to the Company's risk factors set forth under “Part 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c)
The following table summarizes the Company’s repurchases of its common stock during the quarter ended December 26, 2010.  All share amounts have been retroactively adjusted to give effect to the 1-for-3 reverse stock split.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)

9/27/10 – 10/26/10	—	—	—	2,269,080
10/27/10 – 11/26/10	—	—	—	2,269,080
11/27/10 – 12/26/10	—	—	—	2,269,080
Total	—	—	—

(1)
Effective July 26, 2000, the Board increased the remaining authorization to repurchase up to 3.3 million shares of the Company’s common stock, of which approximately 1.0 million shares were subsequently repurchased.  The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.  There is remaining authority for the Company to repurchase approximately 2.3 million shares of its common stock under the repurchase plan.  The repurchase plan has no stated expiration or termination date.  All share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 3, 2010).
4.1
Second Amendment to Amended and Restated Credit Agreement, Amended and Restated Security Agreement and Pledge Agreement, dated as of January 18, 2011, among Unifi, Inc., the subsidiaries of Unifi, Inc. from time to time party to the agreement, each lender from time to time party to the agreement and Bank of America N.A. as Administrative Agent.

10.1	Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan.
10.2	Unifi, Inc. Director Deferred Compensation Plan, dated as of December 14, 2010.
10.3
Third Amendment to Sales and Service Agreement, executed on December 20, 2010, by Unifi Manufacturing, Inc. and Dillon Yarn Corporation. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2010).

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

UNIFI, INC.

Date: February 4, 2011	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer)