Form 10-K/A
period 2010-06-27
UNIFI INC
filed 2011-04-01
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-10542

UNIFI, INC.
(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 19109 - 7201 West Friendly Avenue Greensboro, NC	27419-9109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (336) 294-4410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [ X ]

As of December 27, 2009, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $157,631,243.  The registrant has no non-voting stock.

As of September 6, 2010, the number of shares of the registrant’s common stock outstanding was 60,172,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., held on October 27, 2010, are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

Amendment No. 1

Explanatory Note

Unifi, Inc. (the “Company” or the “Registrant”) is filing this Form 10-K/A to amend Item 15 of its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended June 27, 2010, and pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, to include the financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which the Company holds a 34% equity ownership interest.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.

PAL met the significant subsidiary test described above for the Company’s fiscal years ending June 27, 2010 and June 29, 2008 and the Company has included in this Form 10-K/A the required audited financial statements for PAL’s corresponding fiscal years ending January 1, 2011 and January 3, 2009.  PAL did not meet the significance test for the Company’s fiscal year ended June 28, 2009, and therefore as permitted by Rule 3-09(b)(1) the corresponding financial statements for PAL’s fiscal year ended January 2, 2010 provided in this Form 10K/A are not required to be audited and as such are not accompanied by an audit opinion. The Company's significance tests are calculated as of the end of its fiscal year and for its fiscal year.

Item 15 is also being amended by this Form 10-K/A to include reference to the PAL financial statements and the related reports of PAL’s independent certified public accounting firms, and to file the consents of the independent certified public accounting firms related to their opinions contained in this filing and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  This Form 10-K/A does not otherwise update or amend any other items or disclosures as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission (“SEC”) subsequent to the original filing.  In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.

 PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)      1. Financial Statements

The following financial statements of the Registrant and reports of independent registered public accounting firm are filed as a part of this Report.

Pages
Reports of Independent Registered Public Accounting Firm	+
Consolidated Balance Sheets at June 27, 2010 and June 28, 2009	+
Consolidated Statements of Operations for the Years Ended June 27, 2010, June 28, 2009, and June 29, 2008	+
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 27, 2010,
June 28, 2009, and June 29, 2008	+
Consolidated Statements of Cash Flows for the Years Ended June 27, 2010, June 28, 2009, and June 29, 2008	+
Notes to Consolidated Financial Statements	+

2. Financial Statement Schedules

II — Valuation and Qualifying Accounts	+

Parkdale America, LLC Financial Statements as of January 1, 2011 and January 2, 2010 and for the Years Ended
January 1, 2011, January 2, 2010, and January 3, 2009	9

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

10.3
*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.4
*Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006). +

10.5
*Change of Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009). +

10.6
*Change of Control Agreement between Unifi, Inc. and Charles F, McCoy, effective August 14, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009). +

Exhibit Number	Description

10.7
*Change of Control Agreement between Unifi, Inc. and Ronald L. Smith, effective August 14, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009). +

10.8
*Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009). +

10.9
*Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective August 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009). +

10.10
Sales and Services Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580)  filed on February 9, 2007). +

10.11
*Severance Agreement, executed October 4, 2007, by and between the Company and William M. Lowe, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated October 4, 2007). +

10.12
First Amendment to Sales and Service Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 8-K (Reg. No. 333-140580) filed on December 3, 2008). +

10.13	*2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-140590) filed on December 12, 2008). +

10.14
*Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009). +

10.15
*Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 31, 2008). +

10.16
Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc effective November 6, 2009 (incorporated by reference from Exhibit 32.2 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated November 6, 2009) (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request). +

10.17
Second Amendment to Sales and Service Agreement between Unifi, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009). +

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges. +

14.1
Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed as Exhibit (14a) with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference. +

14.2
Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed as Exhibit (14b) with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference. +

Exhibit Number	Description

21.1	List of Subsidiaries. +

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. +

23.2	Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accounting Firm.

23.3	Consent of Grant Thornton LLP, Independent Certified Public Accounting Firm.

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*NOTE:  These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

+ Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2011.

UNIFI, Inc.

By:	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Parkdale America, LLC
(A Limited Liability Company)
Financial Statements
January 1, 2011, January 2, 2010, and January 3, 2009

Parkdale America, LLC
(A Limited Liability Company)
Index
January 1, 2011, January 2, 2010, and January 3, 2009

Page(s)

Report of Independent Auditors and Report of Independent Certified Public Accountants	11-12

Financial Statements

Balance Sheets	13

Statements of Operations	14

Statements of Members’ Equity	15

Statements of Cash Flows	16

Notes to Financial Statements	17-26

Report of Independent Auditors

To the Board of Members of
Parkdale America, LLC

In our opinion, the accompanying balance sheet and the related statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of Parkdale America, LLC at January 1, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The financial statements of the Company as of January 2, 2010 and for the year then ended and as of January 3, 2009 and for the year then ended were audited by other auditors whose reports dated April 21, 2010 and March 13, 2009, respectively, expressed unqualified opinions on those statements.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 1, 2011

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Members of
Parkdale America, LLC:

We have audited the accompanying statements of operations, members’ equity and cash flows of Parkdale America, LLC (the Company) for the year ended January 3, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Parkdale America, LLC for year ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
March 13, 2009

Parkdale America, LLC
(A Limited Liability Company)
Balance Sheets
January 1, 2011 and January 2, 2010

	2010	2009
Assets
Current assets
Cash and cash equivalents	$29,366,000	$17,891,000
Accounts receivable, trade (less allowance of
$7,676,000 and $4,561,000 in 2010 and 2009, respectively)	110,198,000	68,677,000
Other receivables	6,246,000	4,514,000
Due from affiliates	152,000	-
Inventories	115,532,000	69,256,000
Prepaid expenses and other assets	3,000	16,000
Derivative assets	6,018,000	1,025,000
Total current assets	267,515,000	161,379,000
Property, plant and equipment, net	150,174,000	100,186,000
Investment in joint venture	8,786,000	8,994,000
Deferred financing costs, net	498,000	647,000
Other noncurrent assets	410,000	817,000
	$427,383,000	$272,023,000
Liabilities and Members' Equity
Current liabilities
Trade accounts payable	$62,707,000	$21,399,000
Accrued expenses	7,650,000	6,808,000
Due to affiliates	5,087,000	3,830,000
Total current liabilities	75,444,000	32,037,000
Long-term debt	45,000,000	-
Deferred income	10,719,000	15,923,000
Total liabilities	131,163,000	47,960,000
Commitments and contingencies (Note 11)
Members' equity	296,220,000	224,063,000
	$427,383,000	$272,023,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Statements of Operations
Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

	2010	2009	2008

Net sales	$814,387,000	$397,259,000	$461,576,000
Cost of goods sold	(731,796,000)	(375,313,000)	(431,814,000)
Gross profit	82,591,000	21,946,000	29,762,000
General and administrative expenses	(15,930,000)	(15,223,000)	(11,239,000)
Impairment of property, plant and equipment	(461,000)	(130,000)	(100,000)
Gain on disposals of property, plant and equipment	342,000	3,408,000	901,000
Gain (loss) on commodity contracts	(4,118,000)	(3,057,000)	8,166,000
Income from operations	62,424,000	6,944,000	27,490,000
Interest expense	(527,000)	(306,000)	(118,000)
Interest income	61,000	421,000	721,000
Earnings (loss) from investment in joint venture	541,000	1,334,000	(374,000)
Gain on legal settlement	-	-	950,000
Gain (loss) on foreign exchange contracts	(394,000)	-	1,804,000
Other (expense) income, net	(300,000)	563,000	253,000
Net income	$61,805,000	$8,956,000	$30,726,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Statements of Members’ Equity
Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

Balance at December 29, 2007	$212,017,000
Comprehensive income
Net income	30,726,000
Changes in other comprehensive income
related to derivative instruments	(9,896,000)
Total comprehensive income	20,830,000
Dividends paid	(17,154,000)
Balance at January 3, 2009	215,693,000
Comprehensive income
Net income	8,956,000
Changes in other comprehensive income
related to derivative instruments	8,925,000
Total comprehensive income	17,881,000
Dividends paid	(9,511,000)
Balance at January 2, 2010	224,063,000
Comprehensive income
Net income	61,805,000
Changes in other comprehensive income
related to derivative instruments	22,665,000
Total comprehensive income	84,470,000
Dividends paid	(12,313,000)
Balance at January 1, 2011	$296,220,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Statements of Cash Flows
Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

	2010	2009	2008
Cash flows from operating activities
Net income	$61,805,000	$8,956,000	$30,726,000
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	25,457,000	19,937,000	18,062,000
Gain on disposals of property, plant and equipment	(342,000)	(3,408,000)	(901,000)
Impairment of property, plant and equipment	461,000	130,000	100,000
Loss (gain) on derivative instruments	3,608,000	10,374,000	(9,498,000)
Dividends received from joint venture	750,000	1,950,000	-
(Earnings) loss from investment in joint venture	(542,000)	(1,334,000)	374,000
Changes in operating assets and liabilities, (net of effect of assets acquired and liabilities assumed in acquisition)
Trade accounts receivable, net	(41,521,000)	(7,907,000)	15,533,000
Other receivables	(1,732,000)	2,352,000	(6,866,000)
Due to affiliates, net	600,000	1,306,000	198,000
Inventories	(46,276,000)	(26,203,000)	(3,263,000)
Prepaid expenses and other assets	13,000	102,000	137,000
Cash received (paid) for derivative instruments	14,064,000	-	-
Other noncurrent assets	407,000	(206,000)	-
Trade accounts payable	41,308,000	16,165,000	(4,509,000)
Accrued expenses	844,000	2,056,000	(1,167,000)
Deferred income	(17,316,000)	15,846,000	77,000
Net cash provided by operating activities	41,588,000	40,116,000	39,003,000
Cash flows from investing activities
Purchases of property, plant and equipment	(64,019,000)	(3,962,000)	(35,868,000)
Purchase of business	-	(23,769,000)	-
Payments on foreign currency exchange contracts	-	-	(19,574,000)
Proceeds from foreign currency exchange contracts	-	-	20,664,000
Dividends received from joint venture	-	-	1,039,000
Proceeds from disposals of property, plant and equipment	1,314,000	4,363,000	2,777,000
Net cash used in investing activities	(62,705,000)	(23,368,000)	(30,962,000)
Cash flows from financing activities
Proceeds from revolving line of credit	45,000,000	-	-
Payments of deferred financing costs	(95,000)	(705,000)	(388,000)
Dividends paid	(12,313,000)	(9,511,000)	(17,154,000)
Principal and early buyout payments on capital lease obligations	-	-	(8,546,000)
Net cash provided by (used in) financing activities	32,592,000	(10,216,000)	(26,088,000)
Net increase (decrease) in cash and cash equivalents	11,475,000	6,532,000	(18,047,000)
Cash and cash equivalents
Beginning of year	17,891,000	11,359,000	29,406,000
End of year	$29,366,000	$17,891,000	$11,359,000
Supplemental disclosures of cash flow information
Cash paid during the year for interest	$237,414	$-	$-
Accrued purchases of property, plant and equipment	$-	$577,000	$-

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

1.	Nature of Business and Summary of Significant Accounting Policies

Organization
On June 30, 1997, Parkdale Mills, Inc. (“Mills”) and Unifi, Inc. (“Unifi”) entered into a Contribution Agreement (the “Agreement”) that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (the “Company”).  In exchange for their respective contributions, Mills and Unifi received a 66% and 34% ownership interest in the Company, respectively.

Operations
The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic.  As of January 1, 2011, the Company has 15 manufacturing facilities located primarily in central and western North Carolina.

Fiscal Year
The Company’s fiscal year end is the Saturday nearest to December 31.  The Company’s fiscal years 2010 and 2009 ended on January 1, 2011 and January 2, 2010, respectively, and both contained 52 weeks. The Company's fiscal 2008 year ended on January 3, 2009 and contained 53 weeks.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenues upon shipment of goods, when persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability is reasonably assured.  Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made.  Product sales are usually sold free on board shipping point.  As such, title to the product passes when the product is delivered to the freight carrier.  Revenue is recorded net of estimated sales returns.  Accruals are made for sales returns based on the Company’s experience.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.  The Company maintains cash deposits with major banks that may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.

Concentration of Credit Risk
Substantially all of the Company’s accounts receivable are due from companies in the textile and apparel markets located primarily throughout North and South America.  The Company generally does not require collateral for its accounts receivable.  The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Allowances provided for doubtful accounts were $7,676,000 and $4,561,000 for the years ended January 1, 2011 and January 2, 2010, respectively.

Sales to five customers accounted for approximately 80% of total gross sales in fiscal year 2010, sales to four customers accounted for approximately 56% of total gross sales in fiscal year 2009, and sales to two customers accounted for approximately 32% of total gross sales in fiscal year 2008.  As of January 1, 2011, accounts receivable from five customers composed 75% of total gross accounts receivable outstanding.  As of January 2, 2010, accounts receivable from four customers composed 57% of total gross accounts receivable outstanding.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

Fair Value Measurements
The Company follows the guidance in accordance with Accounting Standards Codification ("ASC") 820 to account for fair value measures.  The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1 – Observable inputs, such as quoted prices in active markets

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s derivative instruments represent the only balances which are measured at fair value on a recurring basis.  The Company’s derivative instruments are listed and traded on an exchange (Level 1 inputs).  See Note 7 for separate disclosure of derivatives measured at fair value.

In connection with the Company’s impairment testing of long-lived assets and certain identifiable intangible assets as of January 1, 2011 and January 2, 2010, the Company determined that the carrying amount of certain assets exceeded the undiscounted future cash flows of the assets.  The Company recorded an impairment charge for certain idled equipment to reduce the carrying value of such idled equipment to net realizable value.  The fair values of the equipment were determined based on unobservable inputs (Level 3).

The carrying amount of money market funds, receivables, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of such instruments.

Self Insurance
The Company is self-insured for certain losses relating to workers’ compensation, and medical and dental claims.  The Company has stop-loss coverage to limit the exposure arising from these claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Accruals for workers’ compensation are reported on a discounted basis.

Property, Plant, and Equipment
Additions to property, plant, and equipment are recorded at cost.  Repairs and maintenance, which do not extend the life of the applicable assets, are expensed.  Provisions for depreciation are determined principally by an accelerated method over the estimated useful lives of the assets.  Assets under capital lease are amortized over the lease term.  A summary of property, plant, and equipment as of January 1, 2011 and January 2, 2010, is as follows:

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

	Useful
	Lives in
	Years	2010	2009
Land and land improvements	15	$9,812,000	$6,594,000
Buildings	15-39	83,608,000	73,572,000
Machinery and equipment	5-9	429,465,000	405,192,000
Office furniture and fixtures	3-7	11,136,000	13,791,000
		534,021,000	499,149,000
Less: Accumulated depreciation		(394,397,000)	(401,293,000)
Construction in progress		10,550,000	2,330,000
Property, plant and equipment, net		$150,174,000	$100,186,000

Depreciation expense for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, was $25,213,000, $19,398,000, and $17,944,000, respectively.

Impairment of Long-Lived Assets
The Company evaluates long-lived assets to determine impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In fiscal years 2010 and 2009, the Company recorded impairment charges of approximately $461,000 and $130,000, respectively, related to idled equipment whose carrying value was greater than its estimated fair value.

Economic Assistance Program
During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton.  The cotton subsidy is for cotton consumed in domestic production.  The subsidy must be used within 18 months after the marketing year earned to purchase qualifying capital expenditures in the United States for production of goods from upland cotton.  The marketing year is from August 1 to July 31.  During the period beginning on August 1, 2008, and ending on July 31, 2012, the value of the assistance will be four cents per pound of consumed cotton.  Effective beginning on August 1, 2012, the value of the assistance will be three cents per pound of consumed cotton.

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired.  The Company recognized income of $42,942,000, $1,072,000, and $6,073,000 for the cotton subsidy earned during the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively, which is included as a reduction to  cost of goods sold in the accompanying consolidated statement of operations.

The Company had receivables totaling $4,948,000 and $4,364,000 and deferred income totaling $0 and $15,855,000 related to the subsidy program as of January 1, 2011 and January 2, 2010, respectively.  Deferred income has been classified as a long-term liability, consistent with the terms of the government program and uncertainty around the timing of qualifying asset purchases.

Shipping Costs
The costs to ship products to customers of approximately $18,251,000, $6,200,000, and $4,400,000 during the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively, are included as a component of cost of goods sold in the accompanying statements of operations.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

Accumulated Other Comprehensive Income

At January 1, 2011 and January 2, 2010, the Company's accumulated other comprehensive income was comprised of gains related to futures contracts totaling $23,034,000 and $369,000, respectively.

2.	Business Combination

On October 28, 2009, the Company acquired certain real property and machinery and equipment, as well as entered into lease agreements for real property and machinery and equipment, that constitute most of the yarn manufacturing operations of Hanesbrands Inc. (“Hanesbrands”).  Concurrent with the transaction, the Company entered into a yarn supply agreement with Hanesbrands to supply at least 95% of the yarn used in the manufacturing of its apparel products at any of its locations in North America, Central America, or the Caribbean Basin for a six-year period with an option for Hanesbrands to extend for two additional three-year periods.  The supply agreement also covers certain yarns used in manufacturing in China through December 31, 2011.  The total purchase price was $23,769,000.  The Company accounted for the transaction as a business combination and recorded the tangible assets and liabilities at their estimates of fair value.

A summary of the purchase price allocation to the acquired net assets is as follows:

Inventories	$4,141,000
Property, plant and equipment	19,435,000
Other assets	649,000
Total assets	24,225,000
Accrued liabilities	(456,000)
Cash consideration paid	$23,769,000

In connection with this business combination, the Company received equipment from Hanesbrands in July and September 2010 having a fair value of $12,111,000.  This equipment was contributed to the Company by Hanesbrands in connection with a vendor managed inventory program between the Company and Hanesbrands.  The Company recorded the equipment received at its fair value at the date acquired, and recorded deferred revenue which is being amortized over the life of the yarn supply agreement.  The remaining deferred revenue related to this agreement is $10,098,000 at January 1, 2011.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

3.	Inventories

Inventories are stated at the lower of cost or market.  During fiscal years 2010 and 2009, cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories.  The Company performs periodic assessments to determine the existence of obsolete, and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value.  Inventories as of January 1, 2011 and January 2, 2010, consist of the following:

	2010	2009
Cotton and synthetics	$53,741,000	$22,166,000
Yarn in process	11,076,000	7,170,000
Finished yarn	49,763,000	38,965,000
Supplies	952,000	955,000
	$115,532,000	$69,256,000

Inventories as of January 1, 2011 and January 2, 2010, have been reduced by $906,000 and $783,000, respectively, related to a reduction in the value of finished yarns on hand.

4.	Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax reporting purposes.  As a result, the Company’s results of operations are included in the income tax returns of its individual members.  Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.

5.	Deferred Financing Costs

On April 28, 2008, the Company amended its revolving credit facility (see Note 6).  Financing costs consist primarily of commitment fees, legal fees, and other direct costs incurred to amend the Company’s revolving line of credit.  Total deferred financing costs capitalized were approximately $388,000.  These costs were being amortized over the term of the debt agreement, which matures on April 28, 2011.  Amortization expense relating to this credit facility was $108,000 and $97,000 for the years ended January 2, 2010 and January 3, 2009, respectively.

On October 28, 2009, the Company further amended its revolving credit facility (see Note 6).  Financing costs consist primarily of commitment fees, legal fees, and other direct costs incurred to amend the Company’s revolving line of credit.  Total deferred financing costs capitalized were approximately $705,000.  These costs are being amortized over the term of the debt agreement, which matures on October 28, 2012.  Amortization expense relating to this credit facility was $244,000 and $58,000 for the years ended January 1, 2011 and January 2, 2010, respectively.  In connection with the October 2009 amendment of the revolving credit facility, which included a change in the lending group, the Company wrote off the remaining $183,000 in deferred financing costs related to the April 2008 amendment.

During 2010, the Company capitalized financing costs approximately $95,000 relating to amendments to the revolving credit facility (see Note 6).  These costs are being amortized over the term of the debt agreement, which matures on October 28, 2012.

6.	Long-Term Debt

The Company has a revolving credit facility available with maximum borrowings of $100,000,000 through October 28, 2012.  The facility was amended December 2010 changing the interest rate charged on outstanding borrowings to a rate per annum equal to either (1) the greater of the sum of the prime rate plus an applicable percentage as defined in the agreement or (2) the greater of the sum of the London InterBank Offered Rate, plus an applicable percentage as defined in the agreement.  The amendment also modified the covenants in place by amending the limit on capital expenditures, the minimum fixed-charge coverage ratio and the minimum leverage ratio.  As of January 1, 2011, outstanding borrowings on the credit facility were $45,000,000.  As of January 2, 2010, there were no outstanding borrowings under the revolving credit facility.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

7.	Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss and are recognized in earnings when the hedged item affects earnings.  Any material ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as they occur.

The Company is subject to price risk related to anticipated, fixed-price yarn sales.  In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company enters into cotton futures to manage changes in raw materials prices in order to protect the gross margin of fixed-price yarn sales.  As of January 1, 2011 and January 2, 2010, the Company has recorded these instruments at their fair value of $6,018,000 and $1,025,000, respectively, in the accompanying balance sheets.

	Balance Sheet	Fair Value	Fair Value
	Location	January 1, 2011	January 2, 2010
Derivative assets, commodity contracts
Hedges	Derivative instruments, net	$9,753,000	$279,000
Nonhedges	Derivative instruments, net	6,827,000	1,187,000
Total derivative assets		16,580,000	1,466,000
Derivative liabilities, commodity contracts
Hedges	Derivative instruments, net	(970,000)	(37,000)
Nonhedges	Derivative instruments, net	(12,252,000)	(1,401,000)
Total derivative liability		(13,222,000)	(1,438,000)
Cash collateral with broker		2,660,000	997,000
Net derivative asset		$6,018,000	$1,025,000
The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  The total fair value of the derivative instruments is classified as a current asset as of January 1, 2011.  The Company did not have any assets or liabilities classified as Level 2 or Level 3 at January 1, 2011 or January 2, 2010.

The Company designates certain futures contracts as cash flow hedges.  As of January 1, 2011 and January 2, 2010, the Company had unrealized gains (loss) on futures contracts designated as cash flow hedges of $23,034,000 and $369,000, respectively, recorded in members’ equity.  For contracts which were not designated as hedges, or for the ineffective portions of contracts designated as hedges, the Company recorded a decrease (increase) to earnings of approximately $4,118,000, $3,057,000, and $(8,166,000) for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.  The fair value of derivative financial instruments recognized in the accompanying balance sheets was as follows:

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

				Amount of Gain (Loss)
	Amount of Gain		Location of Gain (Loss)	Reclassified From
Cash Flow Hedging	in Members' Equity		Reclassified From	Members' Equity to Income
Derivatives	2010	2009	Members' Equity	2010	2009

Commodity contracts	$23,034,000	$369,000	Cost of goods sold	$510,000	$(5,481,000)

Derivatives not Designated	Location of Gain (Loss)	Amount of Loss in Income
as Hedging Instruments	Recognized in Income	2010	2009

Commodity contracts	Loss on commodity contracts	$(4,118,000)	$(3,057,000)

The Company on occasion engages in the process of purchasing equipment from foreign vendors at prices denominated in Euros.  During fiscal year 2007, to hedge against changes in the fair value of such prices due to changes in foreign currency exchange rates, the Company entered into forward contracts with a bank.  The Company purchased the equipment during fiscal year 2008 and the foreign currency contracts were completed and closed.  The contracts were not designated as foreign currency fair value hedges by the Company, and as such, the Company recorded an increase to earnings of approximately $1,804,000 for the year ended January 3, 2009.

During fiscal year 2010, to hedge against changes in the fair value of such prices due to changes in foreign currency exchange rates, the Company entered into forward contracts with a bank.  The Company purchased the equipment during fiscal year 2010 and the foreign currency contracts were completed and closed.  The contracts were not designated as foreign currency fair value hedges by the Company, and as such, the Company recorded a decrease to earnings of $394,000 for the year ended January 1, 2011.

In addition, the Company enters into forward contracts for cotton purchases, which qualify as derivative instruments.  However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.  Therefore, the derivative accounting requirements are not applicable to these contracts.

8.	Investment in Summit Yarn Joint Venture

On June 4, 1998, Mills and Burlington Industries, Inc. (“Burlington”) entered into a Joint Venture and Contribution Agreement (the “JV Agreement”) whereby Mills and Burlington agreed to contribute certain assets and cash for the purpose of constructing, operating, and managing a yarn manufacturing facility (the “Joint Venture”), which qualifies under the Maquiladora program in accordance with applicable Mexican law and for the marketing and sale of yarn manufactured by Summit Yarn, LLC (“Summit”).  In exchange for their respective contributions, Mills and Burlington each received a 50% ownership interest in Summit.  Concurrent with the formation of Summit, Mills and Burlington formed Summit Yarn Holding I, which serves as the holding company for Mills' and Burlington’s investment in various Mexican corporations related to the Joint Venture.  Mills and Burlington each received a 50% ownership interest in Summit Yarn Holding I.  Effective January 15, 2002, Mills transferred its ownership in Summit to the Company.  The investment was transferred at Mills' historical basis of $14,257,000, which included notes receivable from Summit totaling $5,227,000.  The JV Agreement expires in 2018 and has stated renewal options.  The Company accounts for its investment in Summit and Summit Yarn Holding I, based on the equity method of accounting.

On November 15, 2001, Burlington declared Chapter 11 bankruptcy.  On November 10, 2003, the purchase of Burlington by WL Ross & Co. was completed and Burlington emerged from bankruptcy.  During March 2004, WL Ross & Co. completed the integration of Burlington and Cone Denim into the newly formed International Textile Group (“ITG”).  As part of the new structure, Cone Denim assumed responsibility of Burlington’s Burlmex denim plant in Mexico, which is the ITG affiliated manufacturing facility that receives yarn purchased from Summit Yarn and renders services to ITG pursuant to a maquiladora agreement.  Cone Denim and Burlington operate under separate business units of ITG.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

Effective August 2, 2004, Burlington transferred its ownership in Summit Yarn to Cone Denim LLC (“Cone”).

Summarized financial information of Summit as of and for the years ended January 1, 2011, January 2, 2010, and January 3, 2009 are as follows:

	2010	2009	2008

Current assets	$12,185,000	$10,308,000
Total assets	21,588,000	19,166,000
Current liabilities	3,234,000	1,388,000
Total liabilities	4,016,000	2,107,000
Equity	17,572,000	17,058,000
Total liabilities and equity	21,588,000	19,166,000
Revenue	60,136,000	42,580,000	$50,620,000
Expenses	58,122,000	40,850,000	51,367,000
Net income (loss)	2,014,000	1,730,000	(747,000)

9.	Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees.  The Company’s contributions are based on a formula for matching employee contributions.  The Company incurred costs for this plan of $659,000, $356,000, and $467,000 during the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

10.	Related-Party Transactions

Cotton Purchases and Commitments
From time to time, the Company purchases and sells cotton to and from Mills.  During fiscal years 2010, 2009, and 2008, the Company sold cotton to Mills at cost, amounting to $489,000, $346,000, and $502,000, respectively.  The cost of cotton transferred between the Company and Mills is determined on a specific identification basis for each cotton bale sold or purchased.  During fiscal year 2010, the Company purchased cotton from Mills at cost, amounting to $879,000.

Shared Expenses Allocation
The Company and Mills share certain accounting and administrative expenses.  Mills and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales.  Amounts charged to the Company for these services were approximately $20,947,000, $15,621,000, and $20,948,000 for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

Due to and from Affiliates
Due to and from affiliates as of January 1, 2011 and January 2, 2010, consists of the following:

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

	2010		2009

Due from U.S. Cotton LLC	$152,000		$-
Due from affiliates	$152,000		$-

Due to Summit	(476,000	) $	$(367,000)
Due to Mills	(4,586,000)		(3,373,000)
Due to Alliance Real Estate III	(2,000)		(2,000)
Due to Parkdale Mills de Honduras	-		(38,000)
Due to U.S. Cotton LLC	(23,000)		(50,000)
Due to affiliates	$(5,087,000)		$(3,830,000)

Amounts due to affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, and the administrative expense allocation.

Fixed Asset Transfers and Sales
During the fiscal years ended January 1, 2011 and January 2, 2010, Mills transferred to the Company, at net book value, fixed assets of $505,000 and $157,000, respectively, which were settled by cash payment during the year.  During the years ended January 1, 2011 and January 2, 2010, the Company transferred to Mills, at net book value, fixed assets of $0 and $27,000, respectively.  No gain or loss was recognized on these transfers.

Other
The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Mills.  Total sales amounted to $428,000, $57,000, and $149,000 for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

11.	Commitments and Contingencies

Operating Leases
The Company has entered into operating leases for various vehicles and office equipment.  Future minimum lease payments during the remaining noncancelable lease terms as of January 1, 2011, are as follows:

Fiscal Years
2011	$726,000
2012	204,000
2013	40,000
Total minimum lease payments	$970,000

Rent expense for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, was $1,327,000, $827,000, and $550,000, respectively.

Purchase and Sales Commitments
At January 1, 2011 and January 2, 2010, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 664,460,000 and 381,250,000 pounds of cotton to be used in the production process, respectively.  At January 1, 2011, January 2, 2010, and January 3, 2009, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

Contingencies
The Company is involved in various legal actions and claims arising in the normal course of business.  Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

12.	Legal Settlements

In 2008, the Company received two lawsuit settlements totaling $8,584,000 for claims filed in prior years.  These settlements were from claims against raw material manufacturers in the amount of $7,634,000 and an insurance company in the amount of $950,000.  The proceeds from the raw material manufacturers were recorded in the accompanying consolidated financial statements as a reduction of cost of goods sold for the year ended January 3, 2009.  The proceeds of $950,000 from the insurance company were recorded separately in the statement of operations as a gain on legal settlement for the year ended January 3, 2009.

13.	Subsequent Events

The Company evaluated transactions occurring after January 1, 2011 in accordance with ASC Topic 855, Subsequent Events, through April 1, 2011, which is the date the financial statements were available for issuance.

On March 30, 2011, the Company amended its revolving credit facility to increase the maximum borrowing capacity from $100,000,000 to $200,000,000 and extend the maturity date from October 28, 2012 to July 31, 2014.