Form 10-Q
period 2011-03-27
UNIFI INC
filed 2011-05-06
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 2, 2011 was 20,071,653.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended March 27, 2011

Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of
	March 27, 2011 and June 27, 2010	3

	Condensed Consolidated Statements of Operations for the Quarters and Nine-Months Ended
	March 27, 2011 and March 28, 2010	4

	Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended
	March 27, 2011 and March 28, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	52

Part II. Other Information
Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	[Removed and Reserved.]	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

Part I. Financial Information
Item 1. Financial Statements

UNIFI, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 27, 2011	June 27, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,142	$42,691
Receivables, net of allowances of $2.9 million and $3.5 million, respectively	104,665	91,243
Inventories	136,715	111,007
Income taxes receivable	383	—
Deferred income taxes	2,126	1,623
Other current assets	6,216	6,119
Total current assets	269,247	252,683

Property, plant and equipment	749,580	747,857
Less accumulated depreciation	(596,735)	(596,358)
	152,845	151,499
Intangible assets, net	12,235	14,135
Investments in unconsolidated affiliates	89,854	73,543
Other non-current assets	9,051	12,605
Total assets	$533,232	$504,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,352	$40,662
Accrued expenses	18,473	21,725
Income taxes payable	709	505
Current portion of notes payable	—	15,000
Current maturities of long-term debt and other liabilities	459	327
Total current liabilities	67,993	78,219

Notes payable, less current portion	133,722	163,722
Long-term debt and other liabilities	40,619	2,531
Deferred income taxes	384	97
Commitments and contingencies
Shareholders’ equity:
Common stock	2,007	2,006
Capital in excess of par value	32,318	31,579
Retained earnings	227,758	216,183
Accumulated other comprehensive income	28,431	10,128
	290,514	259,896
Total liabilities and shareholders’ equity	$533,232	$504,465

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Operations
(Unaudited) (Amounts in thousands, except per share data)

	For the Quarters Ended		For the Nine-Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Summary of Operations:
Net sales	$178,164	$154,687	$512,986	$439,793
Cost of sales	163,017	138,177	457,595	386,541
Restructuring charges	9	254	1,555	254
Write down of long-lived assets	—	—	—	100
Selling, general and administrative expenses	10,344	11,252	32,223	34,568
Provision (benefit) for bad debts	41	(105)	86	(93)
Other operating expense (income), net	158	(346)	417	(542)

Non-operating (income) expense:
Interest income	(584)	(775)	(1,995)	(2,355)
Interest expense	5,016	5,697	15,347	16,412
Other non-operating expense	78	—	528	—
Loss (gain) on extinguishment of debt	2,193	—	3,337	(54)
Equity in losses (earnings) of unconsolidated affiliates	2,103	(2,175)	(11,887)	(5,847)

Income (loss) from operations before income taxes	(4,211)	2,708	15,780	10,809
Provision (benefit) for income taxes	(166)	1,937	4,205	5,596
Net income (loss)	$(4,045)	$771	$11,575	$5,213

Income (loss) per common share:
Basic	$(.20)	$.04	$.58	$.26

Diluted	$(.20)	$.04	$.57	$.25

Weighted average outstanding shares of common stock (a):
Basic	20,069	20,057	20,062	20,414

Diluted	20,069	20,274	20,477	20,518

(a)    All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

See accompanying notes to condensed consolidated financial statements.

UNIFI, INC.
Condensed Consolidated Statements of Cash Flows
 (Unaudited) (Amounts in thousands)

	For the Nine-Months Ended
	March 27, 2011	March 28, 2010

Cash and cash equivalents at beginning of year	$42,691	$42,659
Operating activities:
Net income	11,575	5,213
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Earnings of unconsolidated affiliates, net of distributions	(7,568)	(4,236)
Depreciation	17,664	17,204
Amortization	2,636	3,454
Stock-based compensation expense	624	1,836
Deferred compensation expense	504	463
Loss on asset sales	242	953
Loss (gain) on extinguishment of debt	3,337	(54)
Write down of long-lived assets	—	100
Restructuring charges	—	254
Deferred income tax	(63)	(449)
Provision (benefit) for bad debts	86	(93)
Other	157	268
Change in assets and liabilities, excluding effects of foreign currency adjustments	(30,607)	(4,089)
Net cash (used in) provided by operating activities	(1,413)	20,824

Investing activities:
Capital expenditures	(17,334)	(7,963)
Investment in unconsolidated affiliates	(707)	(550)
Return of capital from unconsolidated affiliate	500	—
Change in restricted cash	—	5,776
Proceeds from sale of capital assets	189	1,393
Proceeds from split dollar life insurance surrenders	3,241	—
Other	—	(246)
Net cash used in investing activities	(14,111)	(1,590)

Financing activities:
Payments of notes payable	(47,588)	—
Payments of other long-term debt	(105,325)	(6,211)
Borrowings of other long-term debt	143,125	—
Proceeds from stock option exercises	118	—
Purchase and retirement of Company stock	(2)	(4,995)
Debt refinancing fees	(825)	(381)
Other	(364)	—
Net cash used in financing activities	(10,861)	(11,587)

Effect of exchange rate changes on cash and cash equivalents	2,836	2,190
Net (decrease) increase in cash and cash equivalents	(23,549)	9,837
Cash and cash equivalents at end of period	$19,142	$52,496

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The Condensed Consolidated Balance Sheet of Unifi, Inc. together with its subsidiaries (the “Company”) at June 27, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  Except as noted with respect to the balance sheet at June 27, 2010, this information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position at March 27, 2011, and the results of operations and cash flows for the periods ended March 27, 2011 and March 28, 2010.  Such adjustments consisted of normal recurring items necessary for fair presentation in conformity with U.S. GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as recast in its Current Report on Form 8-K filed January 7, 2011 to reflect the reverse stock split of the Company’s common stock at a reverse stock split ratio of 1-for-3, which became effective November 3, 2010. All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of the reverse stock split.

The significant accounting policies followed by the Company including a consolidation policy are presented on pages 67 to 73 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as recast as discussed above.

2.   Inventories

Inventories are comprised of the following (amounts in thousands):

	March 27, 2011	June 27, 2010

Raw materials and supplies	$64,834	$51,255
Work in process	7,022	6,726
Finished goods	64,859	53,026
	$136,715	$111,007

3.   Other Current Assets

Other current assets are comprised of the following (amounts in thousands):

	March 27, 2011	June 27, 2010

Prepaid expenses:
Insurance	$746	$862
Value added tax	2,754	2,286
Information technology services	116	223
Other	569	368
Deposits	2,031	2,380
	$6,216	$6,119

Notes to Condensed Consolidated Financial Statements – (Continued)

4.   Intangible Assets, Net

Intangible assets subject to amortization consist of a customer list of $22.0 million and non-compete agreement of $4.0 million which were entered into in connection with an asset acquisition consummated in fiscal year 2007.  The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life.  The non-compete agreements are being amortized using the straight-line method over ten years, which is equal to the term of the agreement and its extensions.  There are no residual values related to these intangible assets.  Accumulated amortization at March 27, 2011 and June 27, 2010 for these intangible assets was $13.8 million and $11.9 million, respectively.  These intangible assets relate to the polyester segment.

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

Summarized balance sheet information as of March 27, 2011 and June 27, 2010 and summarized income statement information for the quarters and year-to-date periods ended March 27, 2011 and March 28, 2010 of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	March 27, 2011	June 27, 2010
	(Unaudited)	(Unaudited)
Current assets	$342,532	$211,220
Non-current assets	168,975	127,081
Current liabilities	92,678	53,458
Non-current liabilities	106,139	27,621
Shareholders’ equity and capital accounts	312,690	257,222

Notes to Condensed Consolidated Financial Statements – (Continued)

	For the Quarters Ended
	March 27, 2011	March 28, 2010
	(Unaudited)	(Unaudited)
Net sales	$313,543	$194,546
Gross profit	10,889	15,552
Income from operations	6,791	10,991
Net (loss) income	(3,068)	10,980

	For the Nine-Months Ended
	March 27, 2011	March 28, 2010
	(Unaudited)	(Unaudited)
Net sales	$757,852	$411,758
Gross profit	58,867	35,289
Income from operations	46,528	21,329
Net income	37,201	22,411

The Company included in its equity in losses (earnings) of unconsolidated affiliates $1.2 million of additional losses for PAL related to PAL’s January 1, 2011 year end.   The Company evaluated the effect of this adjustment on its current and prior quarter and determined the adjustment to be immaterial to both its balance sheets and statements of operations.  Certain prior period amounts in the table above have been changed to reflect PAL’s final reported financial results.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification No. 810-10, Consolidation of Variable Interest Entities (“ASC 810-10”), and issued Accounting Standards Update (“ASU”) No. 2009-17,  Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17” which amends the ASC to include SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”.  This amendment requires that an analysis be performed to determine whether a company has a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity (“VIE”) as the enterprise that has the power to direct the activities of a VIE.  The statement requires an ongoing assessment of whether a company is the primary beneficiary of a VIE when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance.   ASC 810-10 and ASU 2009-17 are effective for annual reporting beginning after November 15, 2009. The Company adopted ASC 810-10 and ASU 2009-17 as of June 28, 2010 and the adoption of these ASUs did not have a material effect on the Company’s financial position or results of operations.

6.   Other Non-current Assets

Other non-current assets are comprised of the following (amounts in thousands):

	March 27, 2011	June 27, 2010

Cash surrender value of life insurance of former key employees	$374	$3,615
Bond issue costs and debt refinancing fees	2,924	3,585
Long-term deposits	5,591	5,281
Other	162	124
	$9,051	$12,605

Bond issue costs and refinancing fees have been amortized on the straight-line method over the life of the corresponding debt. On June 30, 2010, the Company redeemed $15 million of the Company’s 11.5% senior secured notes due May 15, 2014 (the “2014 notes”) at a redemption price of 105.75% of the principal amount of the redeemed 2014 notes.  This redemption was financed through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility entered into with Bank of America, N.A. (as both Administrative Agent and Lender thereunder) (as amended, “revolving credit facility”).  As a result, the Company recorded a $1.1 million charge for the early extinguishment of debt in the quarter ended September 26, 2010 of which $0.8 million related to the premium paid for the bonds and $0.3 million related to the write off of related bond issue costs.

Notes to Condensed Consolidated Financial Statements – (Continued)

On February 16, 2011, the Company redeemed an additional aggregate principal amount of $30 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed 2014 notes in accordance with the indenture.  As a result, the Company recorded a $2.2 million charge for the early extinguishment of debt in the March 2011 quarter of which $1.7 million related to the premium paid to redeem the bonds and $0.5 million related to the write off of related bond issuance costs.

As of March 27, 2011 and June 27, 2010, accumulated amortization for bond issue costs and refinancing fees was $5.4 million and $4.6 million, respectively.

7.   Accrued Expenses

Accrued expenses are comprised of the following (amounts in thousands):

	March 27, 2011	June 27, 2010
Payroll and fringe benefits	$8,852	$14,127
Severance	—	301
Interest	5,785	2,429
Utilities	1,928	2,539
Retiree reserve	153	165
Property taxes	426	876
Other	1,329	1,288
	$18,473	$21,725

8.   Income Taxes

The Company’s income tax provision for the quarter ended March 27, 2011 resulted in tax benefit at an effective rate of 4.0% compared to the quarter ended March 28, 2010 which resulted in tax expense at an effective rate of 71.5%.  The Company’s income tax provision for the year-to-date period ended March 27, 2011 resulted in tax expense at an effective rate of 26.7% compared to the year-to-date period ended March 28, 2010 which resulted in tax expense at an effective rate of 51.8%.

The difference between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended March 27, 2011 and the difference between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended March 27, 2011was primarily due to losses from one of its equity affiliates, increases in uncertain tax positions, and foreign operations taxed at rates lower than the U.S., which was partially offset by foreign dividends taxed in the U.S.  The differences between the Company’s income tax expense and the U.S. statutory rate for the quarter and year-to-date period ended March 28, 2010 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized while operating profit was generated in other taxable jurisdictions.

During the third quarter ended March 27, 2011 the Company changed its indefinite reinvestment assertion related to a portion of the earnings and profits held by Unifi do Brasil, Ltda. (“UDB”).  The Company plans to eventually repatriate approximately $16 million of earnings and profits currently held by UDB.  Therefore the Company has established a deferred tax liability, net of estimated foreign tax credit, of approximately $2.3 million related to the additional income tax that would be due as a result of the current plan to repatriate in future periods.

During the quarter ended March 27, 2011, the Company identified additional uncertain tax positions of $0.4 million and also accrued interest and penalties related to uncertain tax positions of $0.3 million.  The Company did not accrue any interest or penalties related to uncertain tax positions during the quarter or year-to-date period ending March 28, 2010.

Notes to Condensed Consolidated Financial Statements – (Continued)

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  As results of operations improve, the Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.

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

Notes to Condensed Consolidated Financial Statements – (Continued)

10.   Income (Loss) Per Common Share

The following table sets forth the reconciliation of basic and diluted per share computations (amounts in thousands, except per share data).  All share and per share computations have been retroactively adjusted for all periods presented to reflect the reverse stock split.

	For the Quarters Ended		For the Nine-Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Determination of shares:
Weighted average common shares outstanding	20,069	20,057	20,062	20,414
Assumed conversion of dilutive stock options and restricted stock awards	—	217	415	104
Diluted weighted average common shares outstanding	20,069	20,274	20,477	20,518

Income (loss) per common share – basic	$(.20)	$.04	$.58	$.26

Income (loss) per common share – diluted	$(.20)	$.04	$.57	$.25

For the quarter ended March 27, 2011, no options or restricted stock awards were included in the computation of diluted loss per share because the Company reported a net loss.  The following table represents the number of stock options to purchase shares of common stock which were not included in the calculation of diluted earnings per share because they were anti-dilutive (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Stock options	1,121	247	221	247
Restricted stock units	25	—	—	—
Total	1,146	247	221	247

11.   Comprehensive (Loss) Income

The following is the Company’s comprehensive (loss) income for the quarters and year-to-date periods ending March 27, 2011 and March 28, 2010, respectively (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

Net (loss) income	$(4,045)	$771	$11,575	$5,213
Translation adjustments	2,277	(2,013)	10,430	8,250
OCI – unconsolidated affiliate	1,403	—	8,129	—
Loss on hedging contracts	(256)	—	(256)	—
Comprehensive (loss) income	$(621)	$(1,242)	$29,878	$13,463

Other comprehensive income associated with an unconsolidated affiliate, PAL, has historically been immaterial to the Company and therefore the Company did not record its share of PAL’s other comprehensive income in its balance sheet in previous periods.  Due to a significant increase in cotton prices and the large percentage of future cotton purchases that PAL has hedged in order to ensure availability of supply and protect the gross margin of its fixed-price yarn sales, PAL’s other comprehensive income has increased considerably.

Notes to Condensed Consolidated Financial Statements – (Continued)

During the quarter ended March 27, 2011, the Company changed its indefinite reinvestment assertion related to a portion of the earnings and profits held by UDB.  Accordingly, the Company has established an income tax liability, net of estimated foreign tax credit in the amount of $0.4 million, on a portion of its currency translation adjustments.  During the quarter ended March 27, 2011, the Company provided a deferred tax liability of $3.1 million on the other comprehensive income from unconsolidated affiliate.  As discussed in “Footnote 8 - Income Taxes”, the Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries.

12.   Segment Disclosures

The following is the Company’s segment information for the quarters ended March 27, 2011 and March 28, 2010 (amounts in thousands):

	Polyester	Nylon	Total
Quarter ended March 27, 2011:
Net sales to external customers	$137,914	$40,250	$178,164
Depreciation and amortization	5,789	804	6,593
Segment operating profit	3,138	1,656	4,794

Quarter ended March 28, 2010:
Net sales to external customers	$112,604	$42,083	$154,687
Depreciation and amortization	5,591	860	6,451
Segment operating profit	2,721	2,283	5,004

The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Quarters Ended
	March 27,	March 28,
	2011	2010
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$6,593	$6,451
Depreciation included in other operating (income) expense, net	6	34
Amortization included in interest expense, net	235	276
Consolidated depreciation and amortization	$6,834	$6,761

Reconciliation of segment operating income to (loss) income from operations before income taxes:
Reportable segments operating income	$4,794	$5,004
Provision (benefit) for bad debts	41	(105)
Other operating expense (income), net	158	(346)
Interest expense, net	4,432	4,922
Other non-operating expenses	78	—
Loss on extinguishment of debt	2,193	—
Equity in losses (earnings) of unconsolidated affiliates	2,103	(2,175)
(Loss) income from operations before income taxes	$(4,211)	$2,708

Notes to Condensed Consolidated Financial Statements – (Continued)

The following is the Company’s segment information for the nine-month periods ended March 27, 2011 and March 28, 2010 (amounts in thousands):

	Polyester	Nylon	Total
Nine-Months ended March 27, 2011:
Net sales to external customers	$391,991	$120,995	$512,986
Depreciation and amortization	17,057	2,493	19,550
Segment operating profit	13,373	8,240	21,613

Nine-Months ended March 28, 2010:
Net sales to external customers	$321,340	$118,453	$439,793
Depreciation and amortization	17,109	2,615	19,724
Segment operating profit	10,509	7,821	18,330

The following table provides reconciliations from segment data to consolidated reporting data (amounts in thousands):

	For the Nine-Months Ended
	March 27,	March 28,
	2011	2010
Depreciation and amortization:
Depreciation and amortization of specific reportable segment assets	$19,550	$19,724
Depreciation included in other operating (income) expense, net	14	105
Amortization included in interest expense, net	736	829
Consolidated depreciation and amortization	$20,300	$20,658

Reconciliation of segment operating income to income from operations before income taxes:
Reportable segments operating income	$21,613	$18,330
Provision (benefit) for bad debts	86	(93)
Other operating expense (income), net	417	(542)
Interest expense, net	13,352	14,057
Other non-operating expenses	528	—
Loss (gain) on extinguishment of debt	3,337	(54)
Equity in earnings of unconsolidated affiliates	(11,887)	(5,847)
Income from operations before income taxes	$15,780	$10,809

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

Restructuring charges in fiscal year 2011 include the cost of dismantling and relocating polyester machinery to UCA and the reinstallation of previously dismantled polyester texturing machines in Yadkinville, North Carolina.

The primary differences between the segmented financial information of the operating segments, as reported to management and the Company’s consolidated reporting relate to the provision (benefit) for bad debts, net other operating expense (income), net interest expense, other non-operating expenses, and equity in (earnings) losses of unconsolidated affiliates and related impairments.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

During the second quarter of fiscal year 2011, the Board authorized the issuance of an aggregate of 25,200 restricted stock units (“RSUs”) under the 2008 Long-Term Incentive Plan to the Company’s non-employee directors.  The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs will become fully vested on November 27, 2011, provided the grantee remains in continuous service as a member of the Board from the grant date until the vesting date. If prior to the vesting date, the grantee dies or has a separation from service as a result of disability, the grantee’s RSUs will become fully vested. The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board.  The Company estimated the grant-date fair value of the award to be $13.89 per RSU.

The Company incurred $0.2 million and $0.6 million in the third quarter of fiscal years 2011 and 2010 respectively, and $0.6 million and $1.8 million for the year-to-date periods respectively, in stock-based compensation expense which was recorded as SG&A expense with the offset to capital in excess of par value.

The Company issued 5,443 and 14,331 shares of common stock during the third quarter and year-to-date periods of fiscal year 2011 respectively, as a result of the exercise of stock options.   There were no stock options exercised during the third quarter or the year-to-date periods of fiscal year 2010.

All share and per share amounts have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of the reverse stock split which became effective November 3, 2010.

14.   Other Operating Expense (Income), Net

The following table summarizes the Company’s other operating expense (income), net (amounts in thousands):

	For the Quarters Ended		For the Nine-Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Loss on sale or disposal of PP&E	$189	$1,010	$242	$953
Currency (gains) losses	(13)	61	297	(59)
Gain from sale of nitrogen credits	—	(1,400)	—	(1,400)
Other, net	(18)	(17)	(122)	(36)
Other operating expense (income), net	$158	$(346)	$417	$(542)

Notes to Condensed Consolidated Financial Statements – (Continued)

15.   Derivatives Financial Instruments and Fair Value Measurements

The Company conducts a portion of its business in various foreign currencies.  As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates they are consummated.  The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, North American and Brazilian currencies to use as economic hedges against balance sheet and income statement currency exposures.  These forward contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets.  Counter-parties for these instruments are major financial institutions.  The Company accounts for foreign currency forward contracts at fair value. Changes in the fair value of these contracts are recorded in the line item other operating expense (income), net in the Condensed Consolidated Statements of Operations.

Foreign currency forward contracts are used as economic hedges for the exposure for sales in foreign currencies based on specific sales made to customers. Generally, approximately 60% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating expense (income). The Company also enters currency forward contracts for committed machinery and inventory purchases.  Generally up to 5% of inventory purchases made by the Company’s Brazilian subsidiary are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances.  As of March 27, 2011, the latest maturity date for all outstanding sales and purchase foreign currency forward contracts is June 2011.

The Company also, on occasion, enters into derivative instruments that it designates as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”).  The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates.  All derivatives financial instruments are recorded on the balance sheet at their respective fair value.  The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

During the third quarter of fiscal year 2011, the Company adopted a strategy to utilize a combination of internally generated cash and borrowings on its revolving credit facility to repurchase and retire portions of its 11.5% 2014 notes.  The Company’s policy to mitigate its exposure to the interest rate risk associated with the variable London Interbank Offered Rate (“LIBOR”) rate borrowings on its revolving credit facility while benefiting from a reduced fixed rate on its 2014 notes was effected through its entering a 27-month interest rate swap on the first $25 million of revolving credit facility borrowings as further discussed below.

On February 15, 2011, the Company entered into a 27-month, $25 million interest rate swap with Bank of America, N.A. to provide a hedge against the variability of cash flows (monthly interest expense payments) on the first $25 million of LIBOR-based variable rate borrowings under the Company’s revolving credit facility due to fluctuations in the LIBOR benchmark interest rate.  The Company intends to maintain at least $25 million of LIBOR-based variable rate borrowings in place for the duration of the interest rate swap.  The interest rate swap allows the Company to pay a fixed interest rate of 1.39% on such borrowings.  The Company designated the swap as a cash flow hedge and formally documented all aspects of the relationship between the hedging instrument (the interest rate swap) and the item being hedged (the LIBOR-based variable rate borrowings).   The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives designated as hedging instruments are highly effective in offsetting the changes in the cash flow of the hedge items.  If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

At inception and through the end of the March 2011 quarter, the interest rate swap was determined to be highly effective and the change in its fair value was reported on the balance sheet.  For the quarter ended March 27, 2011, the Company recognized other comprehensive loss of $0.3 million based on the change in fair value of the interest rate swap; no hedge ineffectiveness was recognized in interest income or interest expense over the same period.  The Company expects the interest rate swap to continue to be highly effective through its termination date and have no impact on future period earnings.

Notes to Condensed Consolidated Financial Statements – (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The fair value of the Company’s derivative instruments as of March 27, 2011 and June 27, 2010 were as follows (amounts in thousands):

	March 27, 2011	June 27, 2010
	Level 2	Level 2
Derivatives designated as cash flow hedges:
Interest rate swap (loss)	$(256)	$—

Derivatives not designated as hedging instruments:

Foreign currency purchase contracts:
Notional amount	$—	$2,826
Fair value	—	2,873
Net unrealized gain	$—	$(47)

Foreign currency sales contracts:
Notional amount	$739	$1,231
Fair value	747	1,217
Net unrealized (loss) gain	$(8)	$14

The fair value of the interest rate swap held by the Company is based on using market expectations for future LIBOR rates at the measurement date to convert future cash flows to a single present value amount and is reported in the line item long-term debt and other liabilities in the Condensed Consolidated Balance Sheets.  The fair values of the foreign exchange forward contracts held by the Company at the respective quarter-end dates are based on discounted quarter-end forward currency rates and are reported in line item receivables in the Condensed Consolidated Balance Sheet. The total impact of foreign currency related items that are reported on the line item other operating expense (income), net in the Condensed Consolidated Statements of Operations, including transactions that were hedged and those unrelated to hedging, was a pre-tax gain of $13 thousand and a pre-tax loss of $0.1 million for the quarters ended March 27, 2011 and March 28, 2010, respectively.  For the year-to-date periods ended March 27, 2011 and March 28, 2010, the total impact of foreign currency related items resulted in a pre-tax loss of $0.3 million and a pre-tax gain of $0.1 million, respectively.  These are considered Level 2 inputs in the fair value hierarchy.

The fair value of the Company’s 2014 notes is based on their traded price, in privately negotiated transactions, on the latest trade date prior to period end.  The fair value of the Company’s 2014 notes was $139.4 million and $184.1 million as of the quarters ended March 27, 2011 and June 27, 2010, respectively.  These are considered Level 1 inputs in the fair value hierarchy.  The fair value of certain financial instruments held by the Company, including cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments.  The carrying amount of the revolving credit facility included in the line item long-term debt and other liabilities in the Condensed Consolidated Balance Sheets approximates fair value because the facility has a floating interest rate.  These are considered Level 1 inputs in the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements – (Continued)

There were no transfers into or out of Level 1 or Level 2 for the periods ended March 27, 2011 and June 27, 2010.

16.   Related Party Transaction

In each of December 2008, 2009, and 2010, the Company and Dillon Yarn Company (“Dillon”) extended the polyester services portion of an agreement for sales and services, each time for a term of one year.  As a result, the Company recorded $0.3 million and $0.3 million of SG&A expense for the third quarter of fiscal years 2011 and 2010, respectively, related to this contract and the related amendments and $1.0 million and $1.2 million for the year-to-date period of fiscal year 2011 and 2010, respectively.  On March 9, 2011, the Company appointed Mr. Mitchel Weinberger, the President and Chief Operating Officer of Dillon, to its Board following the unexpected death of Mr. Stephen Wener, the former President and Chief Executive Officer of Dillon.  Mr. Wener had been a member of the Company’s Board since May 24, 2007. The terms of the Company’s sales and service agreement with Dillon are, in management’s opinion, no less favorable than the Company would have been able to negotiate with an independent third party for similar services.

17.   Commitments and Contingencies

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston, North Carolina from INVISTA S.a.r.l. (“INVISTA”).  The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards.  Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont.  This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site.  However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR.  This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation.  DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site.  At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

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

Notes to Condensed Consolidated Financial Statements – (Continued)

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to amend the disclosure requirements related to financing receivables. The guidance requires additional disclosures about the nature of an entity’s credit risk as it relates to its receivables, how that risk is analyzed for purposes of providing a credit loss provision, and the reasons for changes in the loss provision.  These disclosures are intended to provide financial statement users with more transparency related to an entity’s credit risk practices and the related allowances for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Accordingly, the Company adopted the guidance for period-end disclosures effective as of the end of its second quarter of fiscal year 2011 with the guidance for period activity disclosures to be implemented during its third quarter of fiscal year 2011.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

19.   Subsequent Events

The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission (“SEC”) and determined there were no other items deemed reportable.

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

Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries of the 2014 notes is presented below.

Notes to Condensed Consolidated Financial Statements – (Continued)

Balance Sheet Information as of March 27, 2011 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$126	$160	$18,856	$—	$19,142
Receivables, net	—	72,180	32,485	—	104,665
Intercompany accounts receivable	522,254	(514,038)	831	(9,047)	—
Inventories	—	86,725	49,889	101	136,715
Income taxes receivable	353	—	30	—	383
Deferred income taxes	—	—	2,126	—	2,126
Other current assets	126	883	5,207	—	6,216
Total current assets	522,859	(354,090)	109,424	(8,946)	269,247

Property, plant and equipment	11,348	627,304	110,928	—	749,580
Less accumulated depreciation	(2,400)	(510,061)	(84,274)	—	(596,735)
	8,948	117,243	26,654	—	152,845

Intangible assets, net	—	12,235	—	—	12,235
Investments in unconsolidated affiliates	—	81,263	8,591	—	89,854
Investments in consolidated subsidiaries	422,838	—	—	(422,838)	—
Other non-current assets	3,298	3,048	19,094	(16,389)	9,051
	$957,943	$(140,301)	$163,763	$(448,173)	$533,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142	$39,676	$8,534	$—	$48,352
Intercompany accounts payable	490,986	(490,382)	8,443	(9,047)	—
Accrued expenses	6,060	9,102	3,311	—	18,473
Income taxes payable	(1,537)	—	2,246	—	709
Current maturities of long-term debt and other liabilities	—	459	—	—	459
Total current liabilities	495,651	(441,145)	22,534	(9,047)	67,993

Notes payable	133,722	—	—	—	133,722
Long-term debt and other liabilities	38,056	2,563	—	—	40,619
Deferred income taxes	—	—	384	—	384
Shareholders’/ invested equity	290,514	298,281	140,845	(439,126)	290,514
	$957,943	$(140,301)	$163,763	$(448,173)	$533,232

Notes to Condensed Consolidated Financial Statements – (Continued)

Balance Sheet Information as of June 27, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,938	$1,832	$30,921	$—	$42,691
Receivables, net	—	67,979	23,264	—	91,243
Intercompany accounts receivable	221,670	(209,991)	720	(12,399)	—
Inventories	—	69,930	41,077	—	111,007
Deferred income taxes	—	—	1,623	—	1,623
Other current assets	79	1,052	4,988	—	6,119
Total current assets	231,687	(69,198)	102,593	(12,399)	252,683

Property, plant and equipment	11,348	643,930	92,579	—	747,857
Less accumulated depreciation	(2,185)	(523,771)	(70,402)	—	(596,358)
	9,163	120,159	22,177	—	151,499

Intangible assets, net	—	14,135	—	—	14,135
Investments in unconsolidated affiliates	—	65,446	8,097	—	73,543
Investments in consolidated subsidiaries	407,605	—	—	(407,605)	—
Other non-current assets	7,200	2,999	7,446	(5,040)	12,605
	$655,655	$133,541	$140,313	$(425,044)	$504,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218	$33,158	$7,286	$—	$40,662
Intercompany accounts payable	214,087	(213,457)	11,769	(12,399)	—
Accrued expenses	2,732	15,699	3,294	—	21,725
Income taxes payable	—	(44)	549	—	505
Current portion of notes payable	15,000	—	—	—	15,000
Current maturities of long-term debt and other liabilities	—	327	—	—	327
Total current liabilities	232,037	(164,317)	22,898	(12,399)	78,219

Notes payable, less current portion	163,722	—	—	—	163,722
Long-term debt and other liabilities	—	2,531	5,040	(5,040)	2,531
Deferred income taxes	—	—	97	—	97
Shareholders’/ invested equity	259,896	295,327	112,278	(407,605)	259,896
	$655,655	$133,541	$140,313	$(425,044)	$504,465

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Quarter Ended March 27, 2011 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$126,051	$52,676	$(563)	$178,164
Cost of sales	—	119,023	44,870	(876)	163,017
Restructuring charges	—	9	—	—	9
Equity in subsidiaries	6,292	—	—	(6,292)	—
Selling, general and administrative expenses	—	7,563	2,781	—	10,344
(Benefit) provision for bad debts	—	(357)	398	—	41
Other operating (income) expense, net	(7,244)	7,322	100	(20)	158

Non-operating (income) expenses:
Interest income	—	(63)	(670)	149	(584)
Interest expense	4,873	9	283	(149)	5,016
Other non-operating expenses	78	—	—	—	78
Loss on extinguishment of debt	2,193	—	—	—	2,193
Equity in (earnings) losses of unconsolidated affiliates	—	2,450	(419)	72	2,103
(Loss) income from operations before income taxes	(6,192)	(9,905)	5,333	6,553	(4,211)
(Benefit) provision for income taxes	(2,147)	—	1,981	—	(166)
Net (loss) income	$(4,045)	$(9,905)	$3,352	$6,553	$(4,045)

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Quarter Ended March 28, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$117,116	$38,063	$(492)	$154,687
Cost of sales	—	107,416	31,294	(533)	138,177
Restructuring charges	—	254	—	—	254
Equity in subsidiaries	(905)	—	—	905	—
Selling, general and administrative expenses	—	9,050	2,197	5	11,252
Benefit for bad debts	—	(11)	(94)	—	(105)
Other operating (income) expense, net	(5,782)	5,380	56	—	(346)

Non-operating (income) expenses:
Interest income	(11)	1	(765)	—	(775)
Interest expense	5,681	16	—	—	5,697
Equity in (earnings) losses of unconsolidated affiliates	—	(1,994)	(197)	16	(2,175)
Income (loss) from operations before income taxes	1,017	(2,996)	5,572	(885)	2,708
Provision for income taxes	246	4	1,687	—	1,937
Net income (loss)	$771	$(3,000)	$3,885	$(885)	$771

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Nine-Months Ended March 27, 2011 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$360,748	$153,591	$(1,353)	$512,986
Cost of sales	—	326,791	132,765	(1,961)	457,595
Restructuring charges	—	1,555	—	—	1,555
Equity in subsidiaries	(10,711)	—	—	10,711	—
Selling, general and administrative expenses	—	23,526	8,697	—	32,223
(Benefit) provision for bad debts	—	(559)	645	—	86
Other operating (income) expense, net	(19,311)	17,238	660	1,830	417

Non-operating (income) expenses:
Interest income	—	(193)	(2,154)	352	(1,995)
Interest expense	15,147	43	509	(352)	15,347
Other non-operating expenses	528	—	—	—	528
Loss on extinguishment of debt	3,337	—	—	—	3,337
Equity in (earnings) losses of unconsolidated affiliates	—	(10,607)	(1,614)	334	(11,887)
Income (loss) from operations before income taxes	11,010	2,954	14,083	(12,267)	15,780
(Benefit ) provision for income taxes	(565)	—	4,770	—	4,205
Net income (loss)	$11,575	$2,954	$9,313	$(12,267)	$11,575

Notes to Condensed Consolidated Financial Statements – (Continued)

Statement of Operations Information for the Nine-Months Ended March 28, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Summary of Operations:
Net sales	$—	$327,350	$112,994	$(551)	$439,793
Cost of sales	—	296,923	90,186	(568)	386,541
Restructuring charges	—	254	—	—	254
Write down of long-lived assets	—	100	—	—	100
Equity in subsidiaries	(5,479)	—	—	5,479	—
Selling, general and administrative expenses	(16)	27,619	7,019	(54)	34,568
Benefit for bad debts	—	(74)	(19)	—	(93)
Other operating (income) expense, net	(16,919)	16,540	(163)	—	(542)

Non-operating (income) expenses:
Interest income	(28)	(138)	(2,189)	—	(2,355)
Interest expense	16,657	(254)	9	—	16,412
Gain on extinguishment of debt	(54)	—	—	—	(54)
Equity in (earnings) losses of unconsolidated affiliates	—	(6,070)	(515)	738	(5,847)
Income (loss) from operations before income taxes	5,839	(7,550)	18,666	(6,146)	10,809
Provision for income taxes	626	12	4,958	—	5,596
Net income (loss)	$5,213	$(7,562)	$13,708	$(6,146)	$5,213

Notes to Condensed Consolidated Financial Statements – (Continued)

Statements of Cash Flows Information for the Nine-Months Ended March 27, 2011 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(2,556)	$4,709	$(3,678)	$112	$(1,413)

Investing activities:
Capital expenditures	—	(11,935)	(5,399)	—	(17,334)
Investment in unconsolidated affiliate	—	—	(707)	—	(707)
Return of capital from unconsolidated affiliate	—	—	500	—	500
Proceeds from sale of capital assets	—	9	180	—	189
Proceeds from split dollar life insurance surrenders	3,241	—	—	—	3,241
Net cash provided by (used in) investing activities	3,241	(11,926)	(5,426)	—	(14,111)

Financing activities:
Payments of notes payable	(47,588)	—	—	—	(47,588)
Payments of other long-term debt	(105,325)	—	—	—	(105,325)
Borrowings of other long-term debt	143,125	—	—	—	143,125
Proceeds from stock option exercises	118	—	—	—	118
Dividend paid	—	5,909	(5,909)	—	—
Purchase and retirement of Company stock	(2)	—	—	—	(2)
Debt refinancing fees	(825)	—	—	—	(825)
Other	—	(364)	—	—	(364)
Net cash (used in) provided by financing activities	(10,497)	5,545	(5,909)	—	(10,861)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,948	(112)	2,836

Net decrease in cash and cash equivalents	(9,812)	(1,672)	(12,065)	—	(23,549)
Cash and cash equivalents at beginning of period	9,938	1,832	30,921	—	42,691
Cash and cash equivalents at end of period	$126	$160	$18,856	$—	$19,142

Notes to Condensed Consolidated Financial Statements – (Continued)

Statements of Cash Flows Information for the Nine-Months Ended March 28, 2010 (amounts in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$2,680	$6,101	$12,150	$(107)	$20,824

Investing activities:
Capital expenditures	(12)	(6,003)	(1,948)	—	(7,963)
Investment in unconsolidated affiliate	—	—	(550)	—	(550)
Change in restricted cash	—	—	5,776	—	5,776
Proceeds from sale of capital assets	—	1,267	126	—	1,393
Other	(168)	—	(78)	—	(246)
Net cash (used in) provided by investing activities	(180)	(4,736)	3,326	—	(1,590)

Financing activities:
Payments of long-term debt	(435)	—	(5,776)	—	(6,211)
Purchase and retirement of Company stock	(4,995)	—	—	—	(4,995)
Other	—	(381)	—	—	(381)
Net cash used in financing activities	(5,430)	(381)	(5,776)	—	(11,587)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,083	107	2,190

Net increase (decrease) in cash and cash equivalents	(2,930)	984	11,783	—	9,837
Cash and cash equivalents at beginning of period	11,509	(812)	31,962	—	42,659
Cash and cash equivalents at end of period	$8,579	$172	$43,745	$—	$52,496

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

Business Overview

The Company is a leading North American producer and processor of multi-filament polyester and nylon yarns. The Company maintains one of the industry’s most comprehensive product offerings and emphasizes quality, style and performance in all of its products. The Company manufactures partially oriented, textured, dyed, twisted and beamed polyester yarns as well as textured nylon and nylon and polyester covered spandex products. The Company adds value to the supply chain through the development and introduction of branded yarns that provide unique eco-friendly, performance, comfort and/or aesthetic characteristics that enhance demand for its products. In an effort to distinguish its specialty and premier value-added products in the marketplace, the Company has developed an extensive product offering of premier value-added (“PVA”) yarns, commercialized under several brand names, including Repreve®, Sorbtek®, A.M.Y.®, Mynx® UV, Reflexx®, Augusta® and aio®.

The Company sells its products to other yarn manufacturers, knitters and weavers that produce fabrics for the apparel, hosiery, furnishings, automotive, industrial and other end-use markets and operate in the textile and apparel industry. Over the last decade, global trade flows of textile and apparel markets continued their shift to lower-cost production areas.  Supply chains from greater China (including Hong Kong and Macau) have taken share globally, and while much of that share came from the United States (“U.S.”) textile producers, recent growth in Central America has offset some of the share losses from the U.S.  Significant investment in the region by established industry players has resulted in increased sales volumes and stability within the combined North America and Central America regional market.

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

Recent Developments and Outlook

The Company’s net sales for the quarter continued to show improvement as a result of the ongoing recovery in the global economy and continued volume growth in the Americas region and the impact on selling prices of higher raw material costs.  The revival of the North American yarn markets has allowed the Company to remain healthy, despite rising raw material prices resulting from the tight global supply of polyester feedstock as increasing global demand exceeded production capacity.  Suppliers of key polyester ingredients are working to replenish supply chain inventory levels depleted during the recession, causing their plants to run at or near capacity and further tightening global supply. Beginning in the second quarter of fiscal year 2011, the Company experienced rising polyester raw material prices stemming from increases in crude oil prices, the return of post-recession demand for all fibers and the unplanned temporary slowdown in production in paraxlyene and monoethylene glycol (“MEG”) plants in Asia. Additionally, cotton prices reached historical highs in the March 2011 quarter due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, has created concerns about availability.  This has caused an increase in demand for polyester staple as a substitute for cotton resulting in higher polyester ingredient costs.  Over the long term, the Company expects feedstock supplies to remain tight for the next twenty-four to thirty-six months, until planned expansion of purified terephthalic acid (“PTA”) and MEG capacity improves supply and brings ingredient costs back to more normalized levels.  In the meantime, the Company has worked with the supply chain to pass along these raw material price increases to its customers both during the quarter and subsequent to quarter end.

Sales dollars and volumes are up over the prior year by 15% and 5% for the fiscal March 2011 quarter and 17% and 10%, respectively, on a fiscal year-to-date basis.  However, increases in the Company’s polyester raw materials and lower nylon volumes placed pressure on margins during the quarter and negatively impacted operating results.  The Company’s nylon operations declined mainly due to inventory reduction programs at certain of its customers.  The Company’s PVA business continues to grow on a global basis and the Company has developed plans to regain lost margins caused by the increase in polyester and nylon raw material costs.  These pricing plans started at the first of April 2011 and are expected to be fully implemented by mid-May 2011, as some customers are under order-by-order pricing arrangements, while other customers have monthly or quarterly pricing, with various starting and ending dates.

The competitiveness of the U.S.-Dominican Republic-Central America Free Trade Agreement (“CAFTA”) region has continued to improve as compared to Asia, which has resulted in increased CAFTA production of apparel using synthetic fibers. Rising manufacturing, transportation and capital costs in China coupled with the CAFTA region’s shorter lead times have made the region an attractive supply chain for U.S brands and retailers. Synthetic apparel imports from the CAFTA region increased 20% in the March 2011 quarter compared to the prior year quarter, and the Company currently estimates volume from CAFTA will increase by approximately 18% for the 2011 calendar year compared to 2010.  The Company’s new manufacturing facility, Unifi Central America, Ltda. DE C.V. (“UCA”), located in El Salvador has allowed the Company to maintain market share in the region, while also positioning the Company for additional volume opportunities as global apparel sourcing continues to move to the CAFTA region from Asia and other areas.

    Over the past year, the Company expanded its efforts in manufacturing and statistical process control in all of its operations aiming for measurable improvements in the cost of operations. These efforts, coupled with strategic capital investments designed to grow the Company’s PVA product capabilities, are expected to result in continued improvement of its financial performance over the next several years. One investment includes a capital project related to the backward supply chain integration of the Company’s 100% recycled Repreve® product.  By being more vertically integrated, the Company expects to improve the availability of recycled raw materials and significantly increase its product capabilities and ability to compete effectively in this growing segment. The Company expects this will also make it an even stronger partner in the development and commercialization of value-added products that meet sustainability demands of today’s brands and retailers.  In addition, the Company has invested in new working capital to support the higher sales volumes as retail sales continue to recover and additional production capacity in El Salvador.

    In Brazil and China, the Company expects to profitably grow the contribution of each of these operations by focusing on gaining market share and expanding volumes in its premier value-added products.  The Company is encouraged by the level of interest and opportunities in China for Repreve and other PVA products.

In order to improve long-term performance, the Company will continue to focus on sustaining and continuously improving operations and profitability, and increasing its net sales and earnings in global markets.  While the Company continues to explore global growth opportunities and diversify its portfolio, the Company’s top priority remains growing and continuously improving its core business. The Company will strive to create additional value through mix enrichment, share gain, process improvement throughout the organization, and expanding the number of customers and programs using its high value and PVA yarns.

On December 28, 2010, the Company announced its commencement of a cash tender offer for any and all of the Company’s 11.5% senior secured notes due May 15, 2014 (the “2014 notes”).  Subsequently, on January 11, 2011, the Company announced its termination of the cash tender offer due to the condition of the debt capital markets which made the estimated cost savings generated from a new debt financing insufficient to offset the estimated costs of conducting such a transaction.  Concurrently, the Company announced that it was calling for the redemption of $30.0 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed notes.  On February 16, 2011, the Company completed the transaction for a total aggregate redemption price of approximately $32.6 million which included accrued interest.  This redemption was financed through borrowings under the Company’s senior secured asset-based revolving credit facility entered into with Bank of America, N.A. (as both Administrative Agent and Lender thereunder) (as amended, “revolving credit facility”) which carries a much lower rate than the 2014 notes.

On February 15, 2011, the Company entered into a 27-month, $25 million interest rate swap with Bank of America, N.A. to provide a hedge against the variability of cash flows (monthly interest expense payments) on the first $25 million of London Interbank Offered Rate (“LIBOR”)-based variable rate borrowings under the Company’s revolving credit facility due to fluctuations in the LIBOR benchmark interest rate.  The Company intends to maintain at least $25 million of LIBOR-based variable rate borrowings in place for the duration of the interest rate swap.  The interest rate swap allows the Company to pay a fixed interest rate of 1.39% on such borrowings.  The Company designated the swap as a cash flow hedge and formally documented all aspects of the relationship between the hedging instrument (the interest rate swap) and the item being hedged (the LIBOR-based variable rate borrowings).  The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives designated as hedging instruments are highly effective in offsetting the changes in the cash flow of the hedge items.  If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

On February 10, 2011, the Company announced the appointment of Ms. Suzanne M. Present to its Board of Directors (the “Board”).  On February 25, 2011, the Company announced that its Board appointed Mr. William L. Jasper as the Company’s Chairman of the Board and also appointed Mr. R. Roger Berrier, Jr. as the Company’s President and Chief Operating Officer.  Mr. Jasper continues to serve as the Company’s Chief Executive Officer.  Prior to this announcement, Mr. Berrier, a member of the Board, served as Executive Vice President of Sales, Marketing, and Asian Operations. These announcements were the result of the unexpected death of Mr. Stephen Wener, the Company’s former Chairman of the Board, on February 21, 2011.  Mr. Wener had served as a member of the Board since 2007 and was a member of the Company’s Executive Committee.  Mr. Wener had been the President and Chief Executive Officer of Dillon Yarn Company (“Dillon”).  On March 9, 2011, the Company appointed Mr. Mitchel Weinberger to its Board.  Mr. Weinberger is the President and Chief Operating Officer of Dillon.

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

•
adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”), which the Company defines as net income or loss before income tax expense (benefit), net interest expense, and depreciation and amortization expense (excluding interest portion of amortization), adjusted to exclude equity in earnings and losses of unconsolidated affiliates, write down of long-lived assets, non-cash compensation expense net of distributions, gains or losses on sales or disposals of property, plant and equipment (“PP&E”), currency and derivative gains or losses, gains or losses on extinguishment of debt and other non-operating refinancing costs, restructuring charges, gain from sale of nitrogen credits, and startup costs, as revised from time to time, which the Company believes is a supplemental measure of its operating performance and debt service capacity; and

•
adjusted working capital (accounts receivable plus inventory less accounts payable and accruals) as a percentage of sales, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

Consolidated net sales for the third quarter of fiscal year 2011 were $178.2 million, an increase of $23.5 million, or 15.2%, as compared to the same quarter in the prior year. This improvement was a result of improved volumes and higher selling prices related to higher raw material costs.  Sales volumes increased 5% in the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010, primarily driven by gains in the Company’s domestic business as well as improvements derived from the Company’s Chinese and Central American operations.  PVA net sales increased by 41% in the current quarter over the prior year third quarter.  These improvements in PVA sales dollars and volumes are a leading factor in the Company’s overall improved sales results. Other factors include volume growth in the Company’s China and Central America operations and price improvements in its Brazilian operations.

Consolidated gross profit decreased $1.3 million to $15.2 million for the third quarter of fiscal year 2011 as compared to the prior year third quarter.  This decrease in gross profit was primarily attributable to increased raw material prices and manufacturing costs. During the Company’s fiscal December 2010 and March 2011 quarters, raw material prices increased 19% and 25%, respectively.  Consolidated variable manufacturing costs increased by $2.6 million and consolidated fixed manufacturing costs increased by $1.4 million.  Offsetting this increase is an improvement in conversion (net sales less raw material cost) of $2.7 million for the March 2011 fiscal quarter when compared to the March 2010 fiscal quarter.

The Company’s adjusted EBITDA for the quarter-to-date period of fiscal year 2011 was $12.3 million, which is a decline of $0.4 million from the prior year quarter.  Adjusted EBITDA for the year-to-date period of fiscal year 2011 was $46.4 million, which is an improvement of $5.3 million over the same period of fiscal year 2010, as described in more detail below.  The increase in year-to-date adjusted EBITDA over the prior year period is due in part to improved sales volumes, a higher proportion of PVA sales, and increased selling prices, which allowed the Company to regain conversion margin lost as a result of rising raw material prices during the latter half of fiscal year 2010 and cover raw material price increases experienced in the second quarter of fiscal year 2011. The Company’s positive results were due to a combination of continuous efforts to improve its manufacturing processes and expand its market share.

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

The following table presents the Company’s calculation of adjusted EBITDA beginning with Net (loss) income:

	For the Quarters Ended		For the Nine-Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(Amounts in thousands)
Net (loss) income	$(4,045)	$771	$11,575	$5,213
Interest expense, net	4,432	4,922	13,352	14,057
Provision (benefit) for income taxes	(166)	1,937	4,205	5,596
Depreciation and amortization expense	6,599	6,485	19,564	19,829
Equity in losses (earnings) of unconsolidated affiliates	2,103	(2,175)	(11,887)	(5,847)
Non-cash compensation expense, net of distributions	392	683	1,095	2,299
Loss on sales or disposals of PP&E	189	1,010	242	953
Currency and derivative (gains) losses	(14)	61	296	(59)
Write down of long-lived assets	—	—	—	100
Loss (gain) on extinguishment of debt and other non-operating expense	2,271	—	3,865	(54)
Restructuring charges	9	254	1,555	254
Gain from sale of nitrogen credits	—	(1,400)	—	(1,400)
Startup costs (a)	502	167	2,540	167
Adjusted EBITDA	$12,272	$12,715	$46,402	$41,108

(a)
Initial UCA operating expenses incurred during fiscal year 2011 related to pre-operating expenses including the hiring and training of new employees and the costs of operating personnel to initiate the new operations. Start-up expenses also include losses incurred in the period subsequent to when UCA assets became available for use but prior to the achievement of a reasonable level of production.  In addition, beginning in the third quarter of fiscal year 2011, the Company also incurred pre-operating expenses related to its new recycling center located in Yadkinville, North Carolina.  The Company expects the recycling center to be fully operational by June 2011.

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

Summarized balance sheet information as of March 27, 2011 and March 28, 2010 and summarized income statement information for the quarter and year-to-date periods ended March 27, 2011 and March 28, 2010 of the combined unconsolidated equity affiliates are as follows (amounts in thousands):

	March 27, 2011
	(Unaudited)
	PAL	Other	Total

Current assets	$326,872	$15,660	$342,532
Non-current assets	159,288	9,687	168,975
Current liabilities	87,806	4,872	92,678
Non-current liabilities	106,139	―	106,139
Shareholders’ equity and capital accounts	292,215	20,475	312,690

	June 27, 2010
	(Unaudited)
	PAL	Other	Total

Current assets	$198,958	$12,262	$211,220
Non-current assets	120,380	6,701	127,081
Current liabilities	48,220	5,238	53,458
Non-current liabilities	25,621	2,000	27,621
Shareholders’ equity and capital accounts	245,497	11,725	257,222

	For the Quarter Ended March 27, 2011
	(Unaudited)
	PAL	Other	Total

Net sales	$303,964	$9,579	$313,543
Gross profit	9,304	1,585	10,889
EAP revenues	7,290	―	7,290
Depreciation and amortization	8,257	343	8,600
Income from operations	5,963	828	6,791
Net (loss) income	(3,743)	675	(3,068)

	For the Quarter Ended March 28, 2010
	(Unaudited)
	PAL	Other	Total

Net sales	$189,021	$5,525	$194,546
Gross profit	14,729	823	15,552
EAP revenues	3,408	―	3,408
Depreciation and amortization	5,154	342	5,496
Income from operations	10,728	263	10,991
Net income	10,587	393	10,980

	For the Nine-Months Ended March 27, 2011
	(Unaudited)
	PAL	Other	Total

Net sales	$726,122	$31,730	$757,852
Gross profit	53,267	5,600	58,867
EAP revenues	34,977	―	34,977
Depreciation and amortization	23,090	1,026	24,116
Income from operations	43,216	3,312	46,528
Net income	34,660	2,541	37,201

	For the Nine-Months Ended March 28, 2010
	(Unaudited)
	PAL	Other	Total

Net sales	$396,718	$15,040	$411,758
Gross profit	33,094	2,195	35,289
EAP revenues	5,788	―	5,788
Depreciation and amortization	15,895	1,257	17,152
Income from operations	20,410	919	21,329
Net income	21,382	1,029	22,411

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

During the Company’s third quarter and year-to-date periods of fiscal year 2011, PAL received $7.3 million and $21.6 million of economic assistance, respectively, and recognized $7.3 million and $35.0 million of economic assistance, respectively, in its operating income in accordance with the provisions of the Program.  As a result of the timing of qualified capital expenditures, PAL’s deferred revenue relating to the Program decreased from $13.4 million as of June 27, 2010 to nil as of March 27, 2011.

The Company recorded a loss of $2.4 million from PAL for the quarter ended March 27, 2011 as compared to income of $2.0 million in the same prior year quarter.  The Company has been informed that PAL’s loss in the current quarter was primarily driven by the timing of a price index stipulated in a long-term supply contract with a large customer and the accounting for PAL’s cotton hedging activity.

The Company included in the line item equity in losses (earnings) of unconsolidated affiliates in the Condensed Consolidated Statements of Operations $1.2 million of additional losses for PAL related to PAL’s January 1, 2011 year end.   The Company evaluated the effect of this adjustment on its current and prior quarter and determined the adjustment to be immaterial to both its balance sheets and statements of operations.  Certain prior period amounts in the table above have been changed to reflect PAL’s final reported financial results.

On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for real property and machinery and equipment, that constitute most of the yarn manufacturing operations of Hanesbrands, Inc. (“HBI”). Concurrent with that transaction, PAL entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of HBI’s apparel products at any of HBI’s locations in North America, Central America, or the Caribbean Basin for a six-year period with an option for HBI to extend for two additional three-year periods. The yarn supply agreement also covers PAL’s supply of certain yarns used in HBI’s manufacturing in China through December 31, 2011.  As a result of the HBI acquisition and the timing of significantly higher capital expenditures during calendar year 2010, PAL utilized borrowings under its revolver to fund its operations.  On its April 2, 2011 balance sheet, PAL included in its current assets and non-current liabilities $23.9 million in cash and $95.0 million of debt on its revolver, respectively.

The Company’s investment in PAL at March 27, 2011 was $81.3 million and the underlying equity in the net assets of PAL at March 27, 2011 was $99.4 million.  The difference between the carrying value of the Company’s investment in PAL and the underlying equity in PAL is attributable to initial excess capital contributions by the Company of $53.4 million, the Company’s share of the settlement cost of an anti-trust lawsuit against PAL in which the Company did not participate of $2.6 million offset by an impairment charge taken by the Company on its investment in PAL of $74.1 million.  For the quarter and year-to-date periods ended March 27, 2011, the Company received $0.4 million and $2.9 million in dividends, respectively.

UNF.  On September 27, 2000, the Company formed a 50/50 joint venture, UNF, with Nilit Ltd. (“Nilit”), to produce nylon partially oriented yarn (“POY”) at Nilit’s manufacturing facility in Migdal Ha-Emek, Israel.  The Company’s investment in UNF at March 27, 2011 was $2.9 million.  For the quarter and year-to-date periods ended March 27, 2011, the Company received $0.9 million in dividends from UNF.

UNF America.  On October 8, 2009, the Company formed a 50/50 joint venture, UNF America, with Nilit for the purpose of producing nylon POY in Nilit’s Ridgeway, Virginia plant. The Company’s initial investment in UNF America was $50 thousand dollars. In addition, the Company loaned UNF America $0.5 million for working capital.  The loan carried interest at LIBOR plus one and one-half percent and both principal and interest would be paid from the future profits of UNF America at such time as deemed appropriate by its members.  The loan was treated as an additional investment by the Company for accounting purposes.  As of March 27, 2011, UNF America had repaid all of the working capital loan plus interest back to the Company.  The Company’s investment in UNF America at March 27, 2011 was $1.1 million.  For the quarter and year-to-date periods ended March 27, 2011, the Company received $0.5 million in dividends from UNF America.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company is committed to purchase its requirements, subject to certain exceptions, of first quality nylon POY for texturing (excluding specialty yarns) from UNF or UNF America.  Pricing under the contract is negotiated every six months and is based on market rates.

Repreve Renewables.  On April 26, 2010, the Company entered into an agreement to form Repreve Renewables, a joint venture in which the Company owns a 40% interest.  This joint venture was established for the purpose of acquiring the assets and the expertise related to the business of cultivating, growing, and selling biomass crops, including feedstock for establishing biomass crops that are intended to be used as a fuel or in the production of fuels or energy in the U.S. and the European Union.  The Company received its ownership interest in the joint venture for an initial contribution of $4.0 million.  As of March 27, 2011, the Company has contributed an additional $0.9 million for its share of working capital and recorded $0.3 million for the Company’s share of accumulated net losses, resulting in an investment balance of $4.6 million.

Review of Third Quarter Fiscal Year 2011 compared to Third Quarter Fiscal Year 2010

The following table sets forth the net income components for each of the Company’s business segments for the fiscal quarters ended March 27, 2011 and March 28, 2010.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	March 27, 2011		March 28, 2010

		% to Total		% to Total	% Change
Net sales
Polyester	$137,914	77.4	$112,604	72.8	22.5
Nylon	40,250	22.6	42,083	27.2	(4.4)
Total	$178,164	100.0	$154,687	100.0	15.2

		% to Net Sales		% to Net Sales
Cost of sales
Polyester	$126,383	70.9	$100,744	65.1	25.4
Nylon	36,634	20.6	37,433	24.2	(2.1)
Total	163,017	91.5	138,177	89.3	18.0

Restructuring charges
Polyester	9	―	254	0.1	(96.5)
Nylon	―	―	―	―	―
Total	9	―	254	0.1	(96.5)

Selling, general and administrative expenses
Polyester	8,384	4.7	8,885	5.8	(5.6)
Nylon	1,960	1.1	2,367	1.5	(17.2)
Total	10,344	5.8	11,252	7.3	(8.1)

Provision (benefit) for bad debts	41	―	(105)	(0.1)	(139.0)
Other operating expense (income), net	158	0.1	(346)	(0.2)	(145.7)
Non-operating (income) expense, net	8,806	5.0	2,747	1.8	220.6
(Loss) income from operations before income taxes	(4,211)	(2.4)	2,708	1.8	(255.5)
Provision (benefit) for income taxes	(166)	(0.1)	1,937	1.3	(108.6)
Net (loss) income	$(4,045)	(2.3)	$771	0.5	(624.6)

Consolidated net sales from operations increased $23.5 million, or 15.2% for the third quarter of fiscal year 2011 compared to the prior year third quarter.  Consolidated unit sales volumes increased by 5.0% for the third quarter of fiscal year 2011 reflecting improvements in most of the Company’s operations as demand for retail apparel and home furnishings continue to improve.   The weighted-average selling price increased by 10.1% compared to the same quarter of the prior fiscal year as improved market conditions allowed for the recovery of increased raw material costs experienced in the second quarter of fiscal year 2011.  Net sales of the Company’s PVA products increased by 41% in the current quarter over the prior year third quarter, with the average selling price per pound increasing by 3.0% primarily driven by a change in sales mix.  PVA sales volumes improved by 36% when comparing the same periods. These improvements in PVA sales dollars and volumes are a leading factor in the Company’s overall improved sales results.

Domestic net sales increased $8.9 million or 7.6% primarily due to improvements in demand in the retail markets.  Correspondingly, domestic volumes improved 2.9%.  Retail sales of apparel increased 4.3% compared to the prior year third quarter.  Retail sales of home furnishings increased 0.8%.

Net sales for the Company’s Brazilian subsidiary, Unifi do Brasil, Ltda. (“UDB”), on a U.S. dollar basis increased by $4.4 million or 14.2% in the March 2011 quarter compared to the March 2010 quarter, which includes an increase of $2.6 million in positive currency exchange impact.  On a local currency basis, the Brazilian real, net sales improved R$3.1 million or 5.6% in the March 2011 quarter which was primarily driven by an increase in sales prices intended to cover higher raw material prices.  However, UDB sales volumes were negatively impacted in the current quarter as a result of increased competition from imported yarns due to the strengthening of the Brazilian real against the U.S. dollar and, as a result, volumes decreased by 13.2% for the current quarter compared to the same prior year quarter.

The Company’s Chinese subsidiary, Unifi Textiles Suzhou Co., Ltd. (“UTSC”), had net sales of $7.0 million in the current quarter as compared to $4.0 million in the prior year third quarter, an improvement of 75.0%.  This is primarily a result of the Company improving its sales and promotion of PVA products in the Asian region. UTSC volumes increased 34.0% over the prior year third quarter.

 The Company’s subsidiary in El Salvador, UCA, increased its net sales to $8.2 million in the third quarter of fiscal year 2011 as compared to $1.7 million in the prior year third quarter as the Company completed the start-up of its manufacturing facility and strategically improved its sales opportunities in the Central American region.

The Company’s Colombian subsidiary, Unifi Latin America, S.A. (“ULA”), had an increase in net sales of $0.7 million while sales volumes increased by 28.3% for the March 2011 quarter compared to the same quarter of the prior year.

Consolidated gross profit decreased $1.3 million to $15.2 million for the third quarter of fiscal year 2011 as compared to the prior year third quarter.  This decrease in gross profit was primarily attributable to an increase in consolidated manufacturing costs of $4.0 million offset partially by an improvement in conversion dollars (net sales less raw material cost) of $2.7 million. The increase in conversion was primarily related to the Company’s foreign operations.  On a local currency basis, UDB’s conversion increased 23.0% on a per unit basis due to an increase in sales pricing to cover raw material price increases while still selling lower priced inventory during the current quarter.  Sales prices increased by 21.6% which was offset by increases in per unit raw material costs of 20.8%.  On a U.S. dollar basis, UDB’s conversion increased 33.1% on a per unit basis increasing $1.8 million overall primarily due to improved sales mix.  The remaining net increase in conversion is related to UCA’s, UTSC’s, and ULA’s contributions of $1.5 million, $0.4 million, and $0.3 million, respectively, to the Company’s consolidated conversion. Domestic conversion decreased by $1.4 million primarily as a result of higher priced raw materials that the Company experienced in the March 2011 quarter and were unable to pass along to its customers.  Offsetting the improvements in conversion, consolidated manufacturing costs increased $4.0 million, or 2.4% on a per unit basis, for the March 2011 quarter over the March 2010 quarter.  Consolidated variable manufacturing costs increased by $2.6 million or 1.6% on a per unit basis due primarily to packaging costs, wages and fringe benefits, utility costs, warehousing, and other variable expenses offset by an increase in the amount of variable expenses capitalized to inventory. Consolidated fixed manufacturing costs increased $1.4 million, or 4.3% on a per unit basis, primarily as a result of depreciation expenses, other manufacturing costs, salaries and fringe benefits, and a decrease in the amount of fixed expenses capitalized to inventory.

Selling, General, and Administrative Expenses

Consolidated selling, general, and administrative (“SG&A”) expense decreased $0.9 million during the third quarter of fiscal year 2011 as compared to the prior year third quarter.  The decrease was primarily a result of decreases of $0.8 million in salary and other fringe benefit expenses, $0.3 million in depreciation and amortization expenses, and $0.3 million in non-cash deferred compensation costs offset by increases in sales and marketing of $0.2 million, professional fees of $0.2 million, and other expenses of $0.1 million.

Other Operating Expense (Income), Net

The following table shows the components of other operating expense (income), net (amounts in thousands):

	For the Quarters Ended
	March 27, 2011	March 28, 2010

Loss on sale or disposal of PP&E	$189	$1,010
Currency (gains) losses	(13)	61
Gain from sale of nitrogen credits	―	(1,400)
Other, net	(18)	(17)
Other operating expense (income), net	$158	$(346)

Non-operating (Income) Expense, net

Net non-operating expenses were $8.8 million in the current quarter as compared to net non-operating expenses of $2.7 million in the prior year third quarter primarily due to decreased earnings from the Company’s equity affiliates of $4.3 million and  losses on extinguishments of debt of $2.2 million.  In addition, the Company incurred $0.1 million of costs related to its decision to abandon the refinancing of its 2014 notes.  See “Recent Developments and Outlook” and “Joint Ventures and Other Equity Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Income from Operations Before Income Taxes

As reflected in the tables and discussions above, the Company recognized $4.2 million of loss from operations before income taxes compared to income of $2.7 million in the prior year third quarter.  The decrease in income from operations was primarily attributable to decreased gross profit in the domestic operations as a result of increased raw material costs and a decrease in nylon volumes, a decrease in earnings from the Company’s unconsolidated affiliates, and losses on extinguishments of debt.  However, the Company experienced improvements in polyester volumes as a result of increased retail demand in the Company’s core markets and a decrease in consolidated SG&A expenses.

Income Taxes

The Company’s income tax provision for the quarter ended March 27, 2011 resulted in tax benefit at an effective rate of 4.0% compared to the quarter ended March 28, 2010, which resulted in tax expense at an effective rate of 71.5%.  The difference between the Company’s income tax benefit and the U.S. statutory rate for the quarter ended March 27, 2011 was primarily due to the losses from one of its equity affiliates, increases in uncertain tax positions, and foreign operations taxed at rates lower than the U.S., which was partially offset by foreign dividends taxed in the U.S.  The differences between the Company’s income tax expense and the U.S. statutory rate for the quarter ended March 28, 2010 was primarily due to losses in the U.S. and other jurisdictions for which no tax benefit could be recognized, while operating profit was generated in other taxable jurisdictions.

During the quarter ended March 27, 2011, the Company changed its indefinite reinvestment assertion related to a portion of the earnings and profits held by UDB.  The Company plans to eventually repatriate approximately $16 million of earnings and profits currently held by UDB.  Therefore the Company has established a deferred tax liability, net of estimated foreign tax credit, of approximately $2.3 million related to the additional income tax that would be due as a result of the current plan to repatriate in future periods.

During the quarter ended March 27, 2011, the Company identified additional uncertain tax positions of $0.4 million and also accrued interest and penalties related to uncertain tax positions of $0.3 million.  The Company did not accrue any interest or penalties related to uncertain tax positions during the quarter ended March 28, 2010.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  As results of operations improve, the Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2010, for non-U.S. income taxes for tax years 2001 through 2010, and for state and local income taxes for fiscal years 2001 through 2010.

Polyester Operations

Consolidated polyester unit volumes increased by 7.7% for the quarter ended March 27, 2011, while weighted-average net selling prices increased by 14.8% as compared to the quarter ended March 28, 2010 primarily due to improvements in core markets, retail apparel and retail home furnishings.  Net sales for the polyester segment for the third quarter of fiscal year 2011 increased by $25.3 million or 22.5% as compared to the same quarter in the prior year. Net sales and sales volumes of the Company’s polyester PVA products increased by 49% and 41%, respectively in the current quarter over the prior year third quarter.  The improvements in polyester PVA sales dollars and volumes are a leading factor in the Company’s overall improved polyester sales results.

Domestically, polyester net sales increased by $12.0 million, or 15.7%, for the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010.  The Company increased its sales prices across all polyester products, increasing the weighted-average selling price by 9.3%.  Domestic unit volumes increased by 6.4% as a result of the increase in consumer demand.

On a U.S. dollar basis, net sales for UDB increased by $4.4 million or 14.2% in the March 2011 quarter compared to the prior year third quarter which includes an increase of $2.6 million in positive currency exchange impact.  On a local currency basis, net sales increased by R$3.1 million or 5.6%. Brazilian polyester sales volumes decreased by 13.2% for the third quarter of fiscal year 2011 versus the third quarter of the prior fiscal year.  Average net sales price on a local currency basis increased 21.6% as a result of increased raw material costs.

The Company’s Chinese subsidiary, UTSC, had an increase in its polyester net sales to $6.5 million in the third quarter of fiscal year 2011 as compared to $4.0 million in the prior year third quarter as the Company improved its sales and promotion of PVA products in the Asian region.

The Company’s subsidiary in El Salvador, UCA, had an increase in its polyester net sales to $7.5 million in the third quarter of fiscal year 2011 as compared to $1.1 million in the prior year third quarter as the Company completed the start-up of its manufacturing facility and strategically improved its sales opportunities in the Central American region.

Gross profit for the consolidated polyester segment decreased $0.3 million, or 2.8%, for the third quarter of fiscal year 2011 over the third quarter of fiscal year 2010.  On a per unit basis, gross profit decreased 9.7%.  During the third quarter of fiscal year 2011, conversion increased 1.7% on a per unit basis compared to the same quarter of the prior year.  This increase is primarily attributable to improvements in the Company’s Brazilian subsidiary. Consolidated per unit manufacturing costs increased 3.3%, which consisted of a 3.0% increase in per unit variable manufacturing costs and a 3.9% increase in per unit fixed manufacturing costs, as discussed further below.

Domestic gross profit decreased by $1.3 million, or 24.7%, for the third quarter of fiscal year 2011 over the third quarter of fiscal year 2010 primarily as a result of a decline in conversion dollars and an increase in converting costs.  Domestic polyester conversion dollars remained flat, however on a per unit basis conversion declined 5.9% due to increased raw material prices.  Domestic variable manufacturing costs increased by $0.8 million due primarily to packaging costs, wages and fringe benefits, other variable, and variable costs capitalized to inventory offset by decreased utilities and warehousing.  However, variable manufacturing costs decreased 1.6% on a per unit basis as a result of improved volumes and operational efficiencies.  Domestic fixed manufacturing costs increased $0.5 million, or 4.0% on a per unit basis, primarily as a result of increase in depreciation expenses, other fixed costs, and a decrease in the amount of fixed expenses capitalized to inventory offset by a decrease in salaries and fringes and allocated manufacturing costs.

On a local currency basis (the Brazilian real), gross profit for UDB increased by R$0.5 million, or 20.4% on a per unit basis, for the March 2011 quarter as compared to the prior year third quarter.  On a local currency basis, UDB’s conversion increased 23.0% on a per unit basis due to an increase in sales pricing to cover raw material price increases while still selling lower priced inventory during the current quarter.  Sales prices on a per unit basis increased by 21.6% which was offset by increases in per unit raw material costs of 20.8%.  Brazilian volumes were negatively impacted in the current quarter as a result of increased competition from imported yarns due to the strengthening of the Brazilian real against the U.S. dollar. Variable manufacturing costs increased by R$0.7 million and fixed manufacturing costs increased by R$0.2 million.  On a U.S. dollar basis, gross profit increased by $0.8 million, or 30.4% on a per unit basis which includes a $0.5 million positive currency exchange impact.

Consolidated polyester SG&A expenses for the third quarter of fiscal year 2011 were $8.4 million compared to $8.9 million in the same quarter in the prior year.  The polyester segment’s SG&A expenses consist of polyester foreign subsidiaries’ costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers.  See the “Selling, General, and Administrative Expenses” discussion above for further details regarding the Company’s SG&A expenses.

Nylon Operations

Consolidated nylon unit volumes decreased by 12.4% in the third quarter of fiscal year 2011 compared to the prior year quarter while average net selling prices increased by 8.0%.  Net sales for the nylon segment in the third quarter of fiscal year 2011 decreased by $1.8 million, or 4.4%, as compared to the third quarter of fiscal year 2010.  The decrease in nylon net sales and sales volumes were primarily driven by a reduction of consumer demand for shape wear and hosiery and inventory reduction initiatives by two of the Company’s large nylon customers.

Gross profit for the nylon segment decreased by $1.0 million, or 22.2%, in the third quarter of fiscal year 2011 compared to the prior year quarter.  Conversion margin for the nylon segment decreased by $1.0 million.  On a per unit basis, conversion increased by 6.8%.  Total manufacturing costs remained flat.

The Company’s subsidiary in El Salvador, UCA, had an increase in its nylon net sales to $0.7 million in the third quarter of fiscal year 2011 as compared to $0.6 million in the prior year third quarter.

The Company’s Colombian subsidiary, ULA, had an increase in net sales of $0.7 million while sales volumes increased 28.3% for the March 2011 quarter compared to the same quarter of the prior year.

Consolidated nylon SG&A expenses for the third quarter of fiscal year 2011 were $2.0 million compared to $2.4 million in the same quarter in the prior year.  The nylon segment’s SG&A expenses consist of nylon foreign subsidiary costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers.  See the “Selling, General, and Administrative Expenses” discussion above for further details regarding the Company’s SG&A expenses.

Corporate

On January 11, 2011, the Company announced the termination of its cash tender offer for any and all of the Company’s 2014 notes due to the condition of the debt capital markets which made the estimated cost savings generated from a new debt financing insufficient to offset the estimated costs of conducting such a transaction.  As a result of this transaction, the Company recorded $78 thousand in professional fees related to the unsuccessful debt financing.

On February 16, 2011, the Company redeemed an aggregate principal amount of $30 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed 2014 notes in accordance with the indenture.  As a result, the Company recorded a $2.2 million charge for the early extinguishment of debt in the March 2011 quarter of which $1.7 million related to the premium paid to redeem the bonds and $0.5 million related to the write off of related bond issuance costs.

Review of Year-To-Date Fiscal Year 2011 compared to Year-To-Date Fiscal Year 2010

The following table sets forth the net income components for each of the Company’s business segments for the year-to-date periods ended March 27, 2011 and March 28, 2010.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income components as a percent to total net sales and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Nine-Months Ended
	March 27, 2011		March 28, 2010

		% to Total		% to Total	% Change
Net sales
Polyester	$391,991	76.4	$321,340	73.1	22.0
Nylon	120,995	23.6	118,453	26.9	2.1
Total	$512,986	100.0	$439,793	100.0	16.6

		% to Net Sales		% to Net Sales
Cost of sales
Polyester	$350,946	68.4	$283,186	64.4	23.9
Nylon	106,649	20.8	103,355	23.5	3.2
Total	457,595	89.2	386,541	87.9	18.4

Restructuring charges
Polyester	1,555	0.3	254	―	512.2
Nylon	―	―	―	―	―
Total	1,555	0.3	254	―	512.2

Write down of long-lived assets
Polyester	―	―	100	―	―
Nylon	―	―	―	―	―
Total	―	―	100	―	―

Selling, general and administrative expenses
Polyester	26,117	5.1	27,291	6.2	(4.3)
Nylon	6,106	1.2	7,277	1.7	(16.1)
Total	32,223	6.3	34,568	7.9	(6.8)

Provision (benefit) for bad debts	86	0.0	(93)	―	(192.5)
Other operating expense (income), net	417	0.1	(542)	(0.1)	(176.9)
Non-operating expense (income), net	5,330	1.0	8,156	1.8	(34.6)
Income from operations before income taxes	15,780	3.1	10,809	2.5	46.0
Provision for income taxes	4,205	0.8	5,596	1.3	(24.9)
Net income	$11,575	2.3	$5,213	1.2	122.0

Consolidated net sales from operations increased $73.2 million, or 16.6%, for the year-to-date period of fiscal year 2011 compared to the prior year-to-date period.  Consolidated unit sales volumes increased by 9.8% for the year-to-date period of fiscal year 2011 reflecting improvements in all operations as demand for retail apparel and other segments improved.  The weighted-average selling price increased by 6.8% compared to the same period of the prior fiscal year as improved market conditions allowed for some recovery of increased raw material costs.  Net sales of the Company’s PVA products increased by 41% in the current year-to-date period over the prior year-to-date period, although the average selling price per pound remained flat due to sales mix.  PVA sales volumes improved 41% when comparing the same periods. These improvements in PVA sales dollars and volumes are a leading factor in the Company’s overall improved sales results.

On a year-over-year basis, domestic net sales increased $33.4 million, or 10.2%, from improvements in demand in the retail markets.  Correspondingly, domestic volumes improved 6.8%.  Retail sales of apparel increased 4.4% compared to the prior year-to-date period.  Retail sales of home furnishings increased 1.8% over the prior year year-to-date period.

Net sales for UDB on a U.S. dollar basis increased by $10.9 million, or 11.4%, for the March 2011 year-to-date period compared to the March 2010 year-to-date period, which includes an increase of $5.6 million in positive currency exchange impact.  On a local currency basis, net sales improved R$9.0 million or 5.2% primarily driven by increases in sales prices intended to cover increases in raw material prices.  UDB sales volumes were negatively impacted as a result of increased competition from imported yarns due to the strengthening of the Brazilian real against the U.S. dollar and as a result decreased by 7.6% for the current year-to-date period compared to the same prior year period.

The Company’s Chinese subsidiary, UTSC, had net sales of $20.6 million in the March 2011 year-to-date period as compared to $10.4 million in the same prior year-to-date period, an improvement of 98.1%.  This is a result of the Company improving its sales and promotion of PVA products in the Asian region. UTSC volumes increased 61.3% over the same prior year-to-date period.

The Company’s subsidiary in El Salvador, UCA, had an increase in its net sales to $20.6 million for the March 2011 year-to-date period as compared to $2.5 million in the same prior year-to-date period as the Company completed the start-up of its manufacturing facility and strategically improved its sales opportunities in the Central American region.

The Company’s Colombian subsidiary, ULA, had an increase in net sales of $0.6 million while sales volumes remained flat for the March 2011 year-to-date period compared to the same prior year-to-date period.

Consolidated gross profit increased $2.1 million to $55.4 million for the year-to-date period of fiscal year 2011 as compared to the prior year-to-date period.  This increase in gross profit was primarily attributable to improved conversion of $14.8 million of which $8.7 million is related to the Company’s domestic operations.  This increase was a result of improved sales volumes, mix, and pricing, which allowed the Company to recover previously lost margins due to higher raw material costs experienced in prior quarters. On a local currency basis, UDB’s conversion increased 2.9% on a per unit basis as a result of improved margins on its manufactured products compared to the same prior period. On a U.S. dollar basis, UDB’s conversion increased 9.1% on a per unit basis or $0.3 million overall primarily due as a result of sales price increases related to increased POY prices. The remaining net increase in conversion is related to the Company’s other foreign subsidiaries.  Offsetting the improvements in conversion, consolidated manufacturing costs increased $12.7 million, or 1% on a per unit basis, for the March 2011 year-to-date period over the March 2010 year-to-date period.  Consolidated variable manufacturing costs increased by $7.9 million primarily due to packaging costs, wages and fringe benefits, utility costs, warehousing, transportation and other variable offset by increases in variable expenses capitalized to inventory.  Consolidated fixed manufacturing costs increased $4.8 million primarily as a result of an increase in depreciation expenses, other fixed manufacturing costs, allocated manufacturing costs, and salaries and fringe benefits offset by higher fixed costs capitalized to inventory.

Selling, General, and Administrative Expenses

Consolidated SG&A expense decreased $2.3 million during the year-to-date period of fiscal year 2011 as compared to the prior year-to-date period.  The decrease was primarily a result of decreases of $1.1 million in salaries and fringes benefit expenses, $1.2 million in non-cash deferred compensation costs, $1.0 million in depreciation and amortization expenses, and $0.2 million in sales and marketing expenses offset by increases of $1.0 million in professional fees and $0.2 million in other expenses.

Other Operating Expense (Income), Net

The following table shows the components of other operating expense (income), net (amounts in thousands):

	For the Nine-Months Ended
	March 27, 2011	March 28, 2010

Loss on sale or disposal of PP&E	$242	$953
Currency losses (gains)	297	(59)
Gain from sale of nitrogen credits	―	(1,400)
Other, net	(122)	(36)
Other operating expense (income), net	$417	$(542)

Non-operating (Income) Expense, net

Earnings from equity affiliates for the year-to-date period ended March 27, 2011 was $11.9 million, which was an improvement of $6.0 million over the same prior year period.  The majority of this improvement came from the Company’s 34% membership interest in PAL, which contributed $10.6 million to the Company’s current year-to-date earnings compared to $6.1 million for the same prior year period.  PAL’s improved performance is primarily a result of the timing of revenue recognition related to the EAP cotton rebate program.

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

Income from Operations Before Income Taxes

As reflected in the tables and discussions above, the Company recognized $15.8 million of income from operations before income taxes, which was an increase of $5.0 million over the prior year-to-date period.  The increase in income from operations was primarily attributable to improved gross profit in the domestic operations and UTSC as a result of increased retail demand in the Company’s core markets, increased earnings from the Company’s unconsolidated affiliates, and a decrease in consolidated SG&A expenses offset by an increase in consolidated restructuring charges and a decline in income from operations before income taxes from its Brazilian operations.

Income Taxes

The Company’s income tax provision for the year-to-date period ended March 27, 2011 resulted in tax expense at an effective rate of 26.7% compared to the year-to-date period ended March 28, 2010, which resulted in tax expense at an effective rate of 51.8%.  The difference between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended March 27, 2011 was primarily due to the utilization of prior losses for which no benefit had been recognized previously, increases in uncertain tax positions, and foreign operations taxed at rates lower than the U.S., which was partially offset by foreign dividends taxed in the U.S.  The differences between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended March 28, 2010 was primarily due to losses in the U.S. and other jurisdictions for which not tax benefit could be recognized, while operating profit was generated in other taxable jurisdictions.

During the third quarter ended March 27, 2011 the Company changed its indefinite reinvestment assertion related to a portion of the earnings and profits held by UDB.  The Company plans to eventually repatriate approximately $16 million of earnings and profits currently held by UDB.  Therefore the Company has established a deferred tax liability, net of estimated foreign tax credit, of approximately $2.3 million related to the additional income tax that would be due as a result of the current plan to repatriate in future periods.

During the year-to-date ended March 27, 2011, the Company identified additional uncertain tax positions of $0.4 million and also accrued interest and penalties related to uncertain tax positions of $0.3 million.  The Company did not accrue any interest or penalties related to uncertain tax positions during the quarter or year-to-date periods ended March 28, 2010.

    Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  As results of operations improve, the Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2010, for non-U.S. income taxes for tax years 2001 through 2010, and for state and local income taxes for fiscal years 2001 through 2010.

Polyester Operations

Consolidated polyester unit volumes increased by 10.7% for the year-to-date period ended March 27, 2011, while weighted-average net selling price increased by 11.3% as compared to the year-to-date period ended March 28, 2010 primarily due to the recovery of core markets, retail apparel and retail home furnishings and increases in raw material costs.  Net sales for the polyester segment for the year-to-date period of fiscal year 2011 increased by $70.7 million or 22.0% as compared to the prior year-to-date period. Net sales and sales volumes of the Company’s polyester PVA products increased by 48% and 45%, respectively, in the year-to-date period over the prior year-to-date period.  These improvements in polyester PVA sales dollars and volumes are a leading factor in the Company’s overall improved polyester sales results.

Domestically, polyester net sales increased by $33.7 million, or 15.8% for the year-to-date period of fiscal year 2011 as compared to the year-to-date period of fiscal year 2010.  The Company increased its sales prices across all polyester products, increasing the weighted-average selling price by 7.9%.  Domestic unit volumes increased by 7.9% as a result of the increase in consumer demand in all segments, as discussed above.

Net sales for UDB increased by $10.9 million or 11.4% in the year-to-date period compared to the prior year-to-date period which includes an increase of $5.6 million in positive currency exchange impact.  On a local currency basis, UDB’s net sales increased by R$9.0 million or 5.2%. UDB’s polyester sales volume decreased by 7.6% for the year-to-date period of fiscal year 2011 versus the same period of the prior fiscal year.

The Company’s Chinese subsidiary, UTSC, had an increase in its polyester net sales to $19.5 million in the year-to-date period of fiscal year 2011 as compared to $10.3 million in the prior year-to-date period as the Company improved its sales and promotion of PVA products in the Asian region.

The Company’s subsidiary in El Salvador, UCA, had an increase in its polyester net sales to $18.3 million for the year-to-date period of fiscal year 2011 as compared to $1.4 million in the prior year-to-date period as the Company completed the start-up of its manufacturing facility and strategically improved its sales opportunities in the Central American region.

Gross profit for the consolidated polyester segment increased $2.9 million, or 7.6% for the current year-to-date period over the prior year-to-date same period.  On a per unit basis, gross profit decreased 2.8%. During the year-to-date period of fiscal year 2011, conversion increased 2.2% on a per unit basis compared to the same period of the prior year.  This increase is primarily attributable to improvements in the Company’s domestic conversion as a result of increases in PVA sales and increased selling prices which allowed the Company to recover previously lost margins due to higher raw material costs experienced in prior quarters.  Per unit manufacturing costs increased 3.8% which consisted of increased per unit variable manufacturing costs of 2.0% and increased per unit fixed manufacturing costs of 7.8% as discussed further below.

Domestic polyester gross profit increased by $4.6 million, or 28.3%, for the year-to-date period of fiscal year 2011 over the prior year-to-date period primarily as a result of improvement in conversion dollars.  Domestic polyester conversion increased by $9.2 million or 3.6% on a per unit basis, due to a higher proportion of PVA sales and improved pricing as the Company regained conversion lost during the second half of fiscal year 2010.  Variable manufacturing costs increased by $2.5 million due primarily to packaging costs, wage and fringe benefits, other variable utilities offset by increases in variable expenses capitalized to inventory.  However variable manufacturing costs decreased 2.6% on a per unit basis as a result of improved volumes and operational efficiencies.  Fixed manufacturing costs increased $2.1 million or 8.4% on a per unit basis primarily as a result of an increase in depreciation costs, allocated manufacturing costs, and other fixed, offset by increases in fixed costs capitalized to inventory and decreases in salaries and fringe benefits.

On a local currency basis, gross profit for the Company’s Brazilian operations decreased by R$5.3 million, or 7.1% on a per pound basis for the current year-to-date period as compared to the prior year-to-date period.  UDB’s volumes and conversion margins were negatively impacted in the year-to-date period as a result of increased competition from imported yarns due to the strengthening of the Brazilian real against the U.S. dollar. Variable manufacturing costs increased by R$1.0 million while fixed manufacturing costs increased by R$1.2 million.  On a U.S. dollar basis, UDB’s gross profit decreased by $1.9 million or 1.5% on a per unit basis.

Consolidated polyester SG&A expenses for the year-to-date period of fiscal year 2011 were $26.1 million compared to $27.3 million in the same period in the prior year.  The polyester segment’s SG&A expenses consist of polyester foreign subsidiaries’ costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers. See the “Selling, General, and Administrative Expenses” discussion above for further details regarding the Company’s SG&A expenses.

Nylon Operations

Consolidated nylon unit volumes increased by 3.0% in the year-to-date period of fiscal year 2011 compared to the prior year-to-date period while average net selling prices decreased by 0.8%.  Net sales for the nylon segment in the year-to-date period of fiscal year 2011 increased by $2.5 million, or 2.1%, as compared to the prior year-to-date period.  The increase in nylon net sales and the decrease in average selling price were primarily driven by increased sales of lower priced textured products as a percentage of total net sales.

Gross profit for the nylon segment decreased by $0.8 million, or 5.0%, in the year-to-date period of fiscal year 2011 compared to the prior year-to-date period.  Conversion margin for the nylon segment decreased by $0.3 million and variable manufacturing costs increased by $0.5 million primarily due to increases in packaging cost, wage and fringe benefits, warehousing, transportation, and other variable costs offset by a decrease in utility costs and an increase in variable costs capitalized to inventory.  On a per unit basis, conversion decreased 3.4% offset by a decrease in manufacturing costs of 1.1% due to a lower priced product mix.  Fixed manufacturing costs remained flat as compared to the prior year.

The Company’s subsidiary in El Salvador, UCA, had an increase in its nylon net sales to $2.2 million for the March 2011 year-to-date period as compared to $1.0 million in the same prior year-to-date period.

The Company’s Colombian subsidiary, ULA, had an increase in nylon net sales of $0.6 million or 14.4% while sales volumes increased 6.0% for the March 2011 year-to-date period compared to the same prior year-to-date period.

Consolidated nylon SG&A expenses for the year-to-date period of fiscal year 2011 were $6.1 million compared to $7.3 million in the same period in the prior year.  The nylon segment’s SG&A expenses consist of nylon foreign subsidiary costs and allocated domestic costs.  The percentage of domestic SG&A costs allocated to each segment is determined at the beginning of every fiscal year using specific budgeted cost drivers.  See the “Selling, General, and Administrative Expenses” discussion above for further details regarding the Company’s SG&A expenses.

Corporate

On January 11, 2011, the Company announced the termination of its cash tender offer for any and all of the Company’s 2014 notes due to the condition of the debt capital markets which made the estimated cost savings generated from a new debt financing insufficient to offset the estimated costs of conducting such a transaction.  For the year-to-date period March 2011, the Company has recorded $0.5 million in professional fees related to the unsuccessful debt financing.

On June 30, 2010, the Company redeemed $15.0 million of its 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed 2014 notes.  This redemption was financed through a combination of internally generated cash and borrowings under the Company’s revolving credit facility.  As a result, the Company recorded a $1.1 million charge for the early extinguishment of debt in the September 2010 quarter of which $0.8 million related to the premium paid for the bonds and $0.3 million related to the retirement of related bond issue costs.

On February 16, 2011, the Company redeemed an additional aggregate principal amount of $30 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed 2014 notes in accordance with the indenture.  As a result, the Company recorded a $2.2 million charge for the early extinguishment of debt in the March 2011 quarter of which $1.7 million related to the premium paid to redeem the bonds and $0.5 million related to the write off of related bond issuance costs.

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

In addition to its normal operating cash and working capital requirements and service of its indebtedness, the Company will also require cash to reduce debt, fund capital expenditures, and enable cost reductions through restructuring projects as follows:

•
Deleveraging Strategy.  During in the third quarter of fiscal year 2011, the Company executed its plan to utilize a combination of internally generated cash and limited borrowings on its revolving credit facility to repurchase and retire portions of its 2014 notes.  The Company expects to maintain a continuous balance outstanding under its revolving credit facility and hedge a substantial amount of the interest rate risk in order to ensure its interest savings.  As a result of the utilization of cash on hand to reduce outstanding debt and the lower rate under the revolving credit facility, the Company expects a significant reduction of its annual fixed carrying cost between the commencement of this debt reduction strategy and the final repayment of the 2014 notes.

•
Capital Expenditures.  During the first nine months of fiscal year 2011, the Company spent $17.3 million on capital expenditures compared to $8.0 million during the same period in fiscal year 2010.  The Company estimates its fiscal year 2011 capital expenditures will be approximately $21.5 million, which includes approximately $17.0 million of strategic capital expenditures focused on modernizing and improving current productivity levels of its plants and equipment.  In February 2010, the Board approved a plan to expand its production capabilities to include a new state-of-the art recycled chip facility in Yadkinville, North Carolina.  This backward integration of the recycle supply chain will provide opportunities for the Company to recycle both post-consumer and post-industrial waste back into its Repreve® products. This will allow the Company to improve the availability of recycled raw materials, and significantly increase product capabilities and competitiveness in this growing market segment. The Company completed the installation of the machinery during the current quarter and began limited production at the end of March 2011.  The Company expects that production will steadily increase through May 2011 as the Company transitions the supply chain to its new internally produced recycled chip.  As of March 2011, the total investment in this capital project was $8.4 million. The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

•
Joint Venture Investments.  During the first nine months of fiscal year 2011, the Company received $4.3 million in dividend distributions from its joint ventures.  Historically, the Company has received distributions from certain of its joint ventures every year; however it is unlikely that the Company will receive material distributions from PAL in the near future due to PAL’s current debt levels.  In addition, the Company contributed an additional $0.7 million for working capital to its Repreve Renewables joint venture.  The Company may strategically increase its interest in its joint ventures, sell its interest in its joint ventures, invest in new joint ventures or transfer idle equipment to its joint ventures.

Cash Provided by Operations

The following table summarizes the net cash (used in) provided by operations (amounts in millions):

	For the Nine-Months Ended
	March 27, 2011	March 28, 2010

Cash (used in) provided by operations
Cash receipts:
Receipts from customers	$501.6	$435.0
Dividends from unconsolidated affiliates	4.3	1.6
Other receipts	2.0	3.3
Cash payments:
Payments to suppliers and other operating costs	404.7	325.6
Payments for salaries, wages, and benefits	86.1	76.4
Payments for restructuring	1.9	1.1
Payments for interest	11.4	10.3
Payments for taxes	4.9	5.4
Other	0.3	0.3
Cash (used in) provided by operations	$(1.4)	$20.8

Cash decreased from $20.8 million of cash provided by operations for the year-to-date period of fiscal year 2010 to $1.4 million cash used by operations in the year-to-date period of fiscal year 2011.  Cash received from customers increased from $435.0 million to $501.6 million primarily due to higher net sales volumes.  Payments to suppliers and for other operating costs increased from $325.6 million to $404.7 million primarily as a result of higher sales volumes and increased raw material prices.  Salary, wage and benefit payments increased from $76.4 million to $86.1 million primarily as a result of payment of the prior year bonuses.  Restructuring payments were $1.9 million for the current year-to-date period compared to $1.1 million from the same prior year period. The increase in restructuring payments relates to cost incurred by the Company to dismantle and move machinery to El Salvador and reinstall previously dismantled texturing machines in Yadkinville.  Interest expense is higher due to the timing of the early redemption of the $30 million aggregate principal amount of 2014 notes in February 2011.  Taxes paid by the Company decreased from $5.4 million to $4.9 million as a result of a decrease in tax liabilities related to the Company’s Brazilian subsidiary.  The Company received cash dividends of $4.3 million and $1.6 million from its unconsolidated equity affiliates for the first nine-month periods of fiscal year 2011 and 2010, respectively.  Cash received from other miscellaneous sources including interest decreased from $3.3 million in the prior year-to-date period to $2.0 million in the current year-to-date period.

Working capital increased from $174.5 million at June 27, 2010 to $201.3 million at March 27, 2011 due to increases in inventories of $25.7 million, decreases in current portion of notes payable of $15.0 million, increases in accounts receivables of $13.4 million, decreases in accrued expenses of $3.2 million, increases in deferred income tax of $0.5 million, income taxes receivable of $0.4 million, and increases in other current assets of $0.1 million, offset by decreases in cash of $23.5 million, increases in accounts payable of $7.7 million, increases in income tax payable of $0.2 million, and increases in current maturities of long-term debt and other liabilities of $0.1 million. The working capital current ratio was 4.0 at March 27, 2011 and 3.2 at June 27, 2010.

Cash Used In Investing Activities and Financing Activities

The Company utilized $14.1 million in net investing activities and utilized $10.9 million in net financing activities during the nine-month period ended March 27, 2011.  The primary cash expenditures for investing and financing activities during the first nine months of fiscal year 2011 included $47.6 million to repurchase a portion of the 2014 notes with a face value of $45.0 million, $17.3 million in capital expenditures, $0.7 million for a working capital investment in an unconsolidated affiliate, $0.8 for debt refinancing fees, and $0.4 million for other financing activities, offset by $37.8 million in net borrowings from the Company’s revolving credit facility, $3.2 million from the proceeds from split dollar life insurance surrenders, $0.2 million in proceeds from the sale of capital assets and $0.5 million related to return of capital from unconsolidated equity affiliates and $0.1 million from the proceeds from stock option exercises.

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond its control.  The Company may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to the Company under its revolving credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs.  If its future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity.  The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.  In addition, the terms of its existing and future indebtedness, including its 2014 notes which mature on May 15, 2014 and its revolving credit facility, may limit its ability to pursue any of these alternatives.  See “Item 1A. Risk Factors—The Company will require a significant amount of cash to service its indebtedness and fund capital expenditures, and its ability to generate cash depends on many factors beyond its control” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.  Some risks that could adversely affect its ability to meet its debt service obligations include, but are not limited to, intense domestic and foreign competition in its industry, general domestic and international economic conditions, changes in currency exchange rates, interest and inflation rates, the financial condition of its customers and the operating performance of joint ventures, alliances and other equity investments.

Note Repurchases.  The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions or by calling a portion of the 2014 notes under the terms of the indenture governing the 2014 notes (the “Indenture”). Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.  During the third quarter of fiscal year 2011, the Company executed its plan to utilize a combination of internally generated cash and limited borrowings on its revolving credit facility to repurchase and retire portions of its 2014 notes.   On February 16, 2011, the Company redeemed an aggregate principal amount of $30 million of the 2014 notes in accordance with the Indenture. Pursuant to the terms of the Indenture, the redemption price for the 2014 notes was 105.75% of the principal amount of the redeemed 2014 notes, plus accrued and unpaid interest. Upon completion of this redemption, the aggregate principal amount of the 2014 notes outstanding was $133.7 million.  The Company expects to maintain a continuous balance outstanding under its revolving credit facility and hedge a substantial amount of the interest rate risk in order to ensure its interest savings.  As a result of the utilization of cash on hand to reduce outstanding debt and the lower rate under the revolving credit facility, the Company expects a significant reduction of its annual fixed carrying cost between the commencement of this debt reduction strategy and the final repayment of the 2014 notes.  See “Long-term Debt” included in the “Liquidity and Capital Resources” section below for a detailed discussion of the interest rates and covenants related to the Company’s revolving credit facility.

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

Long-Term Debt

On May 26, 2006, the Company issued $190 million of 2014 notes.  In connection with the issuance, the Company incurred $7.3 million in professional fees and other expenses which are being amortized to expense over the life of the 2014 notes. Interest is payable on the 2014 notes on May 15 and November 15 of each year. The 2014 notes are unconditionally guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s and the Company’s subsidiary guarantors’ assets other than the assets securing the Company’s obligations under its revolving credit facility as discussed below. The assets include but are not limited to, property, plant and equipment, domestic capital stock and some foreign capital stock.  Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries, whether now owned or hereafter acquired, except for certain excluded assets. The 2014 notes and guarantees are secured by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets that will secure the 2014 notes and guarantees on a first-priority basis. The estimated fair value of the 2014 notes, based on quoted market prices, as of March 27, 2011 was approximately $139.4 million.

In accordance with the collateral documents and the Indenture, the proceeds from the sale of PP&E (First Priority Collateral) will be deposited into the First Priority Collateral Account whereby the Company may use the restricted funds to purchase additional qualifying assets.  From May 26, 2006 through March 27, 2011, the Company sold PP&E secured by first-priority liens in an aggregate amount of $29.5 million and purchased qualifying assets in the same amount, leaving no funds remaining in the First Priority Collateral Account.

The Company can currently elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs.  The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them or it may refinance all or a portion of the 2014 notes with a new debt offering.  Such purchases or refinancing of the 2014 notes will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  On January 11, 2011, the Company announced that it was calling for the redemption of $30.0 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed notes and on February 16, 2011 the Company completed the transaction.  The Company financed this redemption through borrowings under its revolving credit facility discussed below.  As a result, the Company recorded a $2.2 million charge for the early extinguishment of debt in the March 2011 quarter which was comprised of $1.7 million of call premiums and a $0.5 million non-cash charge to write off unamortized debt issuance costs.

On September 9, 2010, the Company and its subsidiary guarantors (as co-borrowers) entered into a revolving credit facility with Bank of America, N.A. (as both Administrative Agent and Lender thereunder).  The First Amended Credit Agreement provides for a revolving credit facility in an amount of $100 million (with the ability of the Company to request that the borrowing capacity be increased up to $150 million) and matures on September 9, 2015, provided that unless the 2014 notes have been prepaid, redeemed, defeased or otherwise repaid in full on or before February 15, 2014, the maturity date will be adjusted to February 15, 2014. The First Amended Credit Agreement (“revolving cedit facility”) amends a prior senior secured asset-based revolving credit facility which had a stated maturity date of May 15, 2011.  See “Footnote 3.  Long-term Debt and Other Liabilities” included in the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 2010 for a discussion of the revolving credit facility.  As of March 27, 2011, under the terms of the revolving credit facility, the Company had $37.8 million of borrowings and borrowing availability of $54.8 million.

 The revolving credit facility is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles (other than uncertificated capital stock of subsidiaries and other persons), investment property (other than capital stock of subsidiaries and other persons), chattel paper, documents, instruments, supporting obligations, letter of credit rights, deposit accounts and other related personal property and all proceeds relating to any of the above, and by second-priority liens, subject to permitted liens, on the Company’s and its subsidiary guarantors’ assets securing the 2014 notes and guarantees on a first-priority basis, in each case other than certain excluded assets. The Company’s ability to borrow under the revolving credit facility is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations.

Borrowings under the revolving credit facility bear interest at rates of LIBOR plus 2.00% to 2.75% and/or prime plus 0.75% to 1.50%. The interest rate matrix is based on the Company’s excess availability under the revolving credit facility. The unused line fee under the revolving credit facility is 0.375% to 0.50% of the unused line amount. In connection with the refinancing of the revolving credit facility, the Company recorded fees and expenses totaling approximately $0.8 million, which were added to the $0.2 million of remaining debt refinancing fees from the prior senior secured asset-based revolving credit facility and are being amortized over the term of the new facility.

The revolving credit facility contains customary affirmative and negative covenants for asset-based loans that restrict future borrowings and certain transactions. Such covenants include restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of the Company’s capital stock, any subsidiary guarantor and any domestic subsidiary thereof, (ii) permitted encumbrances on the Company’s property, any subsidiary guarantor and any domestic subsidiary thereof, (iii) the incurrence of indebtedness by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (iv) the making of loans or investments by the Company, any subsidiary guarantor or any domestic subsidiary thereof, (v) the declaration of dividends and redemptions by the Company or any subsidiary guarantor and (vi) transactions with affiliates by the Company or any subsidiary guarantor. The covenants under the revolving credit facility are, however, generally less restrictive than the prior senior secured asset-based revolving credit facility as the Company is no longer required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 to make certain distributions and investments so long as pro forma excess availability is at least 27.5% of the total credit facility.  These distributions and investments include (i) the payment or making of any dividend, (ii) the redemption or other acquisition of any of the Company’s capital stock, (iii) cash investments in joint ventures, (iv) acquisition of the property and assets or capital stock or a business unit of another entity and (v) loans or other investments to a non-borrower subsidiary.   The revolving credit facility requires the Company to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0 should borrowing availability decrease below 15% of the total credit facility.  There are no capital expenditure limitations under the revolving credit facility.

On February 15, 2011, the Company entered into a 27-month, $25 million interest rate swap with Bank of America, N.A. to provide a hedge against the variability of cash flows (monthly interest expense payments) on the first $25 million of LIBOR-based variable rate borrowings under the Company’s revolving credit facility due to fluctuations in the LIBOR benchmark interest rate.  The Company intends to maintain at least $25 million of LIBOR-based variable rate borrowings in place for the duration of the interest rate swap.  The interest rate swap allows the Company to pay a fixed interest rate of 1.39% on such borrowings.  The Company designated the swap as a cash flow hedge and formally documented all aspects of the relationship between the hedging instrument (the interest rate swap) and the item being hedged (the LIBOR-based variable rate borrowings).  The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives designated as hedging instruments are highly effective in offsetting the changes in the cash flow of the hedge items.  If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

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

Interest Rate Risk:  The Company is exposed to interest rate risk through its various borrowing activities.  The majority of the Company’s borrowings are in long-term fixed rate bonds; however the Company does incur interest on its borrowings under its revolving credit facility at rates of LIBOR plus 2.00% to 2.75% and/or prime plus 0.75% to 1.50%.  As of March 27, 2011, the Company had $37.8 million of borrowings and had a borrowing availability of $54.8 million under its revolving credit facility.  On February 15, 2011, the Company entered into a 27-month, $25 million interest rate swap with Bank of America, N.A. to provide a hedge against the variability of cash flows (monthly interest expense payments) on the first $25 million of LIBOR-based variable rate borrowings under the Company’s revolving credit facility due to fluctuations in the LIBOR benchmark interest rate.  The Company intends to maintain at least $25 million of LIBOR-based variable rate borrowings in place for the duration of the interest rate swap.  The interest rate swap allows the Company to pay a fixed interest rate of 1.39% on such borrowings.  Therefore, the market rate risk associated with a 100 basis point change in interest rates would not be material to the Company at the present time.

Currency Exchange Rate Risk:  The Company conducts a portion of its business in various foreign currencies.  As a result, it is subject to the transaction exposure that arises from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates they are consummated.  The Company utilizes some natural hedging to mitigate these transaction exposures. The Company also enters into foreign currency forward contracts for the purchase and sale of European, North American and Brazilian currencies to use as economic hedges against balance sheet and income statement currency exposures.  These forward contracts are principally entered into for the purchase of inventory and equipment and the sale of Company products into export markets.  Counter-parties for these instruments are major financial institutions.  The Company accounts for foreign currency forward contracts at fair value. Changes in the fair value of these contracts are recorded in the line item other operating expense (income), net in the Condensed Consolidated Statements of Operations.  The Company does not enter into these contracts for speculative or trading purposes and does not designate these contracts as hedge contracts.

Foreign currency forward contracts are used as economic hedges for the exposure for sales in foreign currencies based on specific sales made to customers. Generally, approximately 60% to 75% of the sales value of these orders is covered by forward contracts. Maturity dates of the forward contracts are intended to match anticipated receivable collections. The Company marks the forward contracts to market at month end and any realized and unrealized gains or losses are recorded as other operating expense (income). The Company also enters currency forward contracts for committed machinery and inventory purchases.  Generally up to 5% of inventory purchases made by the Company’s Brazilian subsidiary are covered by forward contracts although 100% of the cost may be covered by individual contracts in certain instances.  As of March 27, 2011, the latest maturity date for all outstanding sales and purchase foreign currency forward contracts is June 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The fair value of the Company’s derivative instruments as of March 27, 2011 and June 27, 2010 were as follows (amounts in thousands):

	March 27, 2011	June 27, 2010
	Level 2	Level 2
Derivatives designated as cash flow hedges:
Interest rate swap (loss)	$(256)	$—

Derivatives not designated as hedging instruments:

Foreign currency purchase contracts:
Notional amount	$—	$2,826
Fair value	—	2,873
Net unrealized gain	$—	$(47)

Foreign currency sales contracts:
Notional amount	$739	$1,231
Fair value	747	1,217
Net unrealized (loss) gain	$(8)	$14

The fair value of the interest rate swap held by the Company is based on using market expectations for future LIBOR rates at the measurement date to convert future cash flows to a single present value amount.  The fair values of the foreign exchange forward contracts held by the Company at the respective quarter-end dates are based on discounted quarter-end forward currency rates. The total impact of foreign currency related items including transactions that were hedged and those unrelated to hedging, was a pre-tax gain of $13 thousand and a pre-tax loss of $0.1 million for the quarters ended March 27, 2011 and March 28, 2010, respectively.  For the year-to-date periods ended March 27, 2011 and March 28, 2010, the total impact of foreign currency related items resulted in a pre-tax loss of $0.3 million and a pre-tax gain of $0.1 million, respectively.

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

Item 4.  Controls and Procedures

As of March 27, 2011, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The Company’s debt reduction strategy will result in the Company maintaining larger balances outstanding under its revolving credit facility and decrease the Company’s excess borrowing availability, which could adversely affect the Company’s financial condition and prevent it from fulfilling its obligations under its debt agreements.

 On February 16, 2011, the Company redeemed $30.0 million of the 2014 notes at a redemption price of 105.75% of the principal amount of the redeemed notes (the “Redemption”). The Company financed the Redemption through borrowings under the revolving credit facility.  On an ongoing basis, the Company anticipates utilizing its liquidity to continue to redeem portions of its 2014 notes incrementally through a combination of internally generated cash and borrowings under its revolving credit facility.  The Company expects to maintain a continuous balance outstanding under its revolving credit facility and hedge a substantial amount of the interest rate risk in order to ensure its interest savings as it executes this debt reduction strategy.

The Company’s revolving credit facility requires the Company to meet a minimum fixed charge coverage ratio test if borrowing capacity is less than 15% of the total credit facility.  The consummation of the Redemption and implementation of the debt reduction strategy resulted in the Company maintaining reduced levels of excess availability under the revolving credit facility before the fixed charge coverage ratio test applies.  After completion of the Redemption, the Company’s availability under the revolving credit facility decreased to $54.8 million, or 54.8% of the total credit facility as of March 27, 2011.  If the Company’s availability under the revolving credit facility falls below 15%, it may not be able to maintain the required fixed charge coverage ratio.  Additionally, the revolving credit facility restricts the Company’s ability to make certain distributions and investments should its borrowing capacity decrease to below 27.5% of the total credit facility.   These restrictions could limit the Company’s ability to plan for or react to market conditions or meet its capital needs.  The Company may not be granted waivers or amendments to its revolving credit facility if for any reason the Company is unable to meet its requirements, or the Company may not be able to refinance its debt on terms acceptable to the Company, or at all.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c)  The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 27, 2011.  All share amounts have been retroactively adjusted to give effect to the November 3, 2010 1-for-3 reverse stock split.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)

12/27/10 – 01/27/11	—	—	—	2,269,080
01/28/11 – 02/27/11	—	—	—	2,269,080
02/28/11 – 03/27/11	—	—	—	2,269,080
Total	—	—	—

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

UNIFI, INC.

Date: May 6, 2011	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer and Duly Authorized Officer)