Form 10-K
period 2011-06-26
UNIFI INC
filed 2011-09-09
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [ X ]

As of December 26, 2010, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $236,674,880.  The registrant has no non-voting stock.

As of September 6, 2011, the number of shares of the Registrant’s common stock outstanding was 20,086,094.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 26, 2011, are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Part I

Part II

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance	46
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13.	Certain Relationships and Related Transactions, and Director Independence	47
Item 14.	Principal Accounting Fees and Services	47

Part IV

Item 15.	Exhibits and Financial Statement Schedules Signatures	48 53

PART I

Presentation:
All amounts and share amounts, except per share amounts, are presented in thousands, except as otherwise noted.

Fiscal Years:
All references to “2011”, “2010”, “2009”  and “2007” relate to the 52 week fiscal years ended on June 26, 2011, June 27, 2010, June 28, 2009 and June 24, 2007, respectively.  All references to “2008” relate to the 53 week fiscal year ended June 29, 2008. The Company’s fiscal year ends on the last Sunday in June.  However, the Company’s Brazilian, Colombian, and Chinese subsidiaries’ fiscal years end on June 30th.  There are no significant transactions or events that have occurred between these dates and the date of the Company’s financial statements.

Item 1.  Business
Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”), is a publicly-traded, multi-national manufacturing company.  The Company’s net sales and net income for fiscal year 2011 were $712,812 and $25,089, respectively.  The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications and premier value-added (“PVA”) yarns with enhanced performance characteristics and higher expected gross margin percentages.  The Company sells its polyester and nylon products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets.  The Company’s polyester yarn products include recycled polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns.  The Company’s nylon products include textured, solution dyed and covered spandex products.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China as well as into Europe.

The Company’s operations are managed in three operating segments, each of which is a reportable segment for financial reporting purposes:
Polyester Segment.  The polyester segment manufactures recycled Chip, POY, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, automotive upholstery, hosiery, home furnishings, industrial and other end-use markets.  The polyester segment consists of manufacturing operations in the U.S. and El Salvador.

Nylon Segment.  The nylon segment manufactures textured nylon and covered spandex products with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The nylon segment consists of manufacturing operations in the U.S. and Colombia.

International Segment.  The international segment’s products include textured polyester and resale yarns. The international segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The segment includes manufacturing and sales offices in Brazil and a sales office in China.

Other information regarding the Company’s reportable segments, including revenues, a measurement of profit or loss, and total assets by segment, is provided in “Footnote 28. Business Segment Information” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Recent Developments and Outlook:
Deleveraging Strategy.  During fiscal year 2011, the Company used excess operating cash and borrowings under its revolving credit facility to redeem $45,000 of its 11.5% 2014 notes due May 15, 2014 (“2014 notes”).  The Company subsequently completed an additional $10,000 redemption of its 2014 notes on August 5, 2011 at a redemption price of 102.875% which was financed through borrowings under its revolving credit facility.  Interest expense decreased from $21,889 in fiscal year 2010 to $19,190 in fiscal year 2011 primarily due to a lower average outstanding debt related to the Company’s 2014 notes and a decline in the weighted average interest rate from 11.9% in fiscal year 2010 to 11.0% in fiscal year 2011.  Going forward, the Company expects to continue to utilize its excess operating cash and borrowings under its revolving credit facility to redeem additional amounts of these 2014 notes (the "Deleveraging Strategy").

Investment in Central America.  In order to more effectively service the Central American market, the Company began dismantling and relocating idled polyester texturing equipment from its Yadkinville, North Carolina facility to El Salvador during the third quarter of fiscal year 2010 and completed the startup of the Unifi Central America, Ltda. de C.V. (“UCA”) manufacturing facility in the second quarter of fiscal year 2011.  This investment has resulted in a net increase of the Company’s texturing capacity of approximately 15%.  The new manufacturing facility in El Salvador has allowed the Company to become a local supplier to the U.S.-Dominican Republic-Central American Free Trade Agreement (“CAFTA”) region as global sourcing continues to move programs from Asia as the region becomes a competitive alternative to Asian supply chains for certain apparel categories.  The Company expects year-over-year volume growth from the CAFTA region and is in the process of adding additional texturing capacity to its plant in El Salvador to meet this future demand.

Investment in a Recycling Center.  On May 4, 2011, the Company officially opened its state-of-the-art REPREVE® (“Repreve”) recycling center in Yadkinville, North Carolina increasing its investment in the commercialization of recycled PVA products. This facility is expected to improve the availability of recycled raw materials and significantly increase product capabilities and competitiveness in this growing market.  The technology installed in this operation allows the Company to expand the Repreve brand by increasing the amount and types of recyclable material that can be processed through its facility. The Company expects this will also make it an even stronger partner in the development and commercialization of value-added products that meet the sustainability demands of today’s brands and retailers.  These investments and activities are critical to achieving the Company’s target of doubling its PVA sales within three years.

China Growth.  The Company’s Chinese subsidiary increased its net sales by approximately 60% and its sales volumes by approximately 40% in fiscal year 2011, as compared to fiscal year 2010, as the Company continued to improve its development, sourcing, resale and servicing of PVA products in the Asian region.

Operational Excellence.  Over the past year, the Company expanded its efforts in LEAN manufacturing and statistical process control in all of its operations aiming for measurable improvements in the cost of operations. These efforts have resulted in demonstrated savings over the last several years as well as greatly improved operational flexibility and are expected to result in continued improvement over the next several years.

Inflation.  For the most recently completed fiscal year and for the foreseeable future, the Company expects rising costs to continue for the consumables that it uses to produce and ship its products, as well as for its utilities and certain employee and medical costs.  While the Company attempts to mitigate these rising costs through its operational efficiencies and increased selling prices, inflation may become a factor that begins to negatively impact the Company’s profitability.

Raw Materials.  The feedstock for the Company’s raw materials have seen significant cost increases during the past year which peaked in the fourth quarter of fiscal year 2011.  In addition, purified terephthalic acid (“PTA”) pricing, which is a major component of polyester, declined by 10% in Asia in the June 2011 quarter compared to the prior quarter, while it increased by 2% in the U.S.  While the Company expects the price difference to return to normal which would reverse the competitive edge that Asia had in the June 2011 quarter, such dramatic increases and changes in raw material costs could negatively impact the Company’s operating results if sales prices cannot be adjusted in tandem with such fast or unexpected rises in cost.

Brazil.  During fiscal year 2011, on a local currency basis, the Company’s Brazilian operation experienced approximately an 8% decline in its gross profits on a per unit basis.  Sales volumes have been negatively impacted over the prior fiscal year as market conditions weakened.  Gross profit was also negatively impacted by a higher average cost of raw materials.  The Brazilian operation has also been negatively impacted by increasing levels of imports of yarn, fabric and garments from Asia due in part to the strengthening of the Brazilian Real against the U.S. dollar.

Organizational Changes.
On February 10, 2011, the Company announced the appointment of Ms. Suzanne M. Present to its Board of Directors (“Board”).  On February 25, 2011, the Company announced that its Board appointed Mr. William L. Jasper as the Company’s Chairman of the Board.  Mr. Jasper continues to serve as the Company’s Chief Executive Officer (“CEO”).  The announcement followed the death of Mr. Stephen Wener, the Company’s former Chairman of the Board.  Mr. Wener had served as a member of the Board since 2007, was a member of the Company’s Executive Committee and had been the President and CEO of Dillon Yarn Corporation (“Dillon”).  The Company also appointed Mr. R. Roger Berrier, Jr. as its President and Chief Operating Officer.  Prior to this announcement, Mr. Berrier, a member of the Board, served as Executive Vice President of Sales, Marketing, and Asian Operations.  On March 9, 2011, the Company appointed Mr. Mitchel Weinberger to its Board.  Mr. Weinberger is the current President and Chief Operating Officer of Dillon.

Reverse Stock Split.  On October 27, 2010, the shareholders of the Company approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a reverse stock split ratio of 1-for-3.  The reverse stock split became effective November 3, 2010 pursuant to a Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of New York.  The Company had 20,060 shares of common stock issued and outstanding immediately following the completion of the reverse stock split. The Company is authorized in its Restated Certificate of Incorporation to issue up to a total of 500,000 shares of common stock at a $0.10 par value per share which was unchanged by the amendment.

Strategy.  Although the Company has improved its overall performance there are many challenges still ahead related to competition, inflation, raw material costs and weakness of the U.S. and global economies.  The Company believes the future success of its current business model will be based on the success of the regional free trade markets in which it trades and its ability to: increase its sales of PVA yarns including its Repreve recycled yarns; implement cost saving strategies; pass on raw material price increases to its customers; and strategically penetrate growth markets, such as China, Central America, and Brazil.  The Company will continue to focus on sustaining and continuously improving operations and profitability, and increasing its net sales and earnings in global markets.  The Company will strive to create additional value through mix enrichment, share gain, process improvement throughout the organization, and expanding the number of customers and programs using its high value and PVA yarns.

Industry Overview:
The synthetic filament industry includes petrochemical and raw material producers, polyester and nylon fiber and yarn manufacturers, fabric and finished product producers, consumer brands and retailers.  Product pricing, innovation, quality, support, location and trade regulation compliance are competing and differentiating attributes among synthetic filament yarn producers within the industry. Both product innovation and product quality are particularly important, as product innovation gives customers competitive advantages and product quality provides for improved manufacturing efficiencies.

Since 1980, global demand for polyester has grown steadily, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of sales worldwide.  In calendar year 2010, global polyester consumption accounted for an estimated 48% of global fiber consumption and demand is projected to increase by approximately 4% to 5% annually through 2015.  In calendar year 2010, global nylon consumption accounted for an estimated 5% of global fiber consumption and demand is projected to increase by approximately 2% annually through 2015.  In the U.S., the polyester and nylon fiber sectors together accounted for approximately 57% of the textile consumption during calendar year 2010.

According to the National Council of Textile Organizations, the U.S. textile market’s total shipments were $51 billion for the calendar year 2010.  The end-use markets in which the Company participates for synthetic yarns represent approximately 9% of the total U.S. textile market.  The industrial and consumer, floor covering, apparel and hosiery, and furnishings markets account for 42%, 36%, 14% and 8% of total production, respectively. The industry has increased productivity by 45% over the last ten years, making textiles one of the top industries among all industrial sectors in productivity increases. During 2001 to 2009, the U.S. textile and apparel industry spent approximately $15 billion in capital expenditures, making it one of the most modern and productive textile sectors in the world. During calendar year 2010, the U.S. textile sector exported more than $15 billion of textile products and employed approximately 396,000 people making it one of the largest manufacturing employers in the U.S.

Rules of Origin:
A significant number of the Company’s customers, particularly in the apparel market, produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by the North American Free Trade Agreement (“NAFTA”), CAFTA, the Caribbean Basin Trade Partnership Act (“CBTPA”) and the Andean Trade Promotion and Drug Eradication Act (“ATPDEA”).  These regional trade preference acts and free trade agreements (“FTAs”) contain rules of origin requirements.  In order to be eligible for duty-free treatment, the garment, fabric, yarn (such as POY) and fibers (extruded and spun) are generally required to be fully formed within the respective region.  The Company is the largest filament yarn manufacturer and one of the few producers of such qualifying yarns for the NAFTA, CAFTA, CBTPA, and ATPDEA regions.

Government legislation such as the Berry Amendment and the Kissell Amendment also stipulate rules of origin for certain purchases of U.S. governmental agencies.  The Berry Amendment generally requires the U.S. Department of Defense to purchase textile and apparel articles which are manufactured in the U.S. of yarns and fibers produced in the U.S.  The American Recovery and Reinvestment Act passed on February 13, 2009 contained a similar provision, referred to as the Kissell Amendment, that generally requires the U.S. Department of Homeland Security’s Transportation Security Administration and the U.S. Coast Guard to buy textile and apparel products made in the U.S. Further legislation will be required to maintain benefits under the Kissell Amendment requirements as the stimulus funds under the American Recovery and Reinvestment Act have been exhausted.  The Company is the largest and one of the few producers of such yarns for Berry and Kissell Amendment compliant programs.

Trade Regulation:
Over the last decade, international imports of fabric and finished goods in the U.S. have significantly increased.  The primary drivers for that growth were lower overseas operating costs, increased overseas sourcing by U.S. retailers, the entry of China into the World Trade Organization and the staged elimination of all textile and apparel quotas.  Although global apparel imports represent a significant percentage of the U.S. market, regional trade agreements, which allow duty free advantages for apparel made from regional fibers, yarns and fabrics, allow the Company opportunities to participate in the growing import market.  Since the beginning of 2009, the share of trade from these regional trade areas has remained relatively stable and the Company is optimistic about the prospects of future stability and potential growth.

NAFTA is a permanent FTA between the U.S., Canada and Mexico that became effective on January 1, 1994.  The agreement contains safeguards sought by the U.S. textile industry, including certain rules of origin for textile and apparel products that must be met for these products to receive duty-free benefits under NAFTA.  In general, textile and apparel products must be produced from yarns and fabrics made in the NAFTA region, and all subsequent processing must occur in the NAFTA region to receive duty-free treatment.

In 2000, the U.S. passed the CBTPA, amended by the Trade Act of 2002, which allows apparel products manufactured in the Caribbean region using yarns and fabric fully formed in the region to be imported into the U.S. duty and quota free.

Implementation of the CAFTA began in 2006, between seven signatory countries: the U.S., the Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua.  The CAFTA supersedes the CBTPA for the CAFTA signatory countries and provides permanent benefits not only for apparel produced in the region, but for all textile products that meet the rules of origin.  Qualifying textile and apparel products that are produced in any of the seven signatory countries from fabric, yarn and fibers that are also produced in any of the seven signatory countries may be imported into the U.S. duty free.  Two CAFTA amendments were implemented in August 2008; one includes changes to require that pocketing yarn and fabric used in trousers would have to be produced in the U.S. or a CAFTA signatory country and a second “cumulation” rule that permits a certain amount of woven apparel produced in a CAFTA signatory country containing Mexican or Canadian yarns and fabrics to enter the U.S. duty free.  An agreement was reached during a CAFTA Ministerial in February, 2011, to fix a number of technical errors in the CAFTA, including one to require that single ply synthetic sewing thread must originate from one of the signatory countries.  This measure requires further legislative action for full implementation but is expected to have a favorable impact on the Company’s twisted yarn business, as the Company will be the largest and one of a few suppliers of twisted yarns eligible to be used in these sewing thread applications.

The ATPDEA passed on August 6, 2002, effectively granting participating Andean countries favorable trade terms similar to those of the other regional trade preference programs.  Under the ATPDEA, apparel manufactured in Bolivia, Colombia, Ecuador and Peru using yarns and fabric produced in the U.S., or in these four Andean countries, could be imported into the U.S. duty and quota free through December 31, 2006.  A temporary extension of the ATPDEA was granted to coincide with the ongoing FTA negotiations with several of these Andean nations.  The U.S.-Peru Trade Promotion Agreement, signed on April 12, 2006, and FTA’s with Colombia and Panama awaiting Congressional action also follow, for the most part, the same yarn forward rules of origin for textile and apparel products as NAFTA.  The ATPDEA has expired, but efforts are underway to extend this program until July 2013.  Bolivia is no longer eligible under this agreement.

Additionally, the Company operates under FTA’s with Australia, Bahrain, Chile, Israel, Jordan, Morocco, Oman and Singapore.  Congressional action is pending on the U.S.-South Korean FTA (“Korea FTA”). The agreement fails to address the potential damage the lack of strict customs enforcement language and exposure to transshipment could cause for U.S. textile producers. The Obama Administration has begun negotiations for the eight-nation TransPacific Partnership Agreement (“TPP”); however, the first few rounds have focused on the preliminary framework of the agreement and the rules of origin for textiles and apparel have yet to be presented.

The Company believes the requirements of the rules of origin and the associated duty-free cost advantages in the regional free trade agreements, such as NAFTA and CAFTA, together with legislation such as the Berry and Kissell Amendments, and the growing need for quick response and inventory turns, ensures that a significant portion of the existing textile industry will remain based in the America regions.  The Company expects that the CAFTA and ATPDEA regions will continue to increase their percentage of the U.S. market.  The Company is the largest of only a few significant producers of eligible yarn under these trade agreements.  As a result, one of the Company’s business strategies is to leverage its eligibility status to increase its share of business with regional fabric producers and domestic producers who ship their products into the region for further duty free processing.

Approximately 59% of the Company’s sales are sold as compliant yarn under the terms of FTA’s or Kissell or Berry Amendments.

Markets:
In calendar year 2000, 56% of the garments purchased in the U.S. were produced in the North and Central American regions. By calendar year 2009, approximately 18% of the garments purchased at U.S. retail were produced in these regions. In the last three years, the garment market share has stabilized in these regions and began to grow on a unit basis. This recent trend supports the Company’s view that the remaining apparel production in the regions is more specialized.  The apparel market which includes hosiery represents approximately 65% of the Company’s sales.  The Company has seen a steady increase in inventory days at both the apparel producer and apparel wholesaler levels, indicating a buildup of inventory in the supply chain.  In fact, with the retailers pushing for their suppliers to carry more on hand inventory, inventory days at apparel producers and wholesalers are at the highest levels in the last four years, which indicates the potential for a reduction in the Company’s sales volumes for the Company’s first quarter of fiscal year 2012.

The home furnishing market represents approximately 15% of the Company’s sales.  Retail sales of home furnishings have remained relatively flat.  New home sales continue to be one of the weakest sectors of the economy, and existing home sales remain soft as potential buyers continue to face low appraisals and tight credit.

The Company’s industrial market represents approximately 12% of its sales. This market includes belting, tapes, filtration, ropes, protective fabrics, awnings, etc.  Sales in the industrial market remained relatively flat in fiscal year 2011.

The automotive upholstery market represents approximately 5% of the Company’s sales and has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive upholstery and the just-in-time delivery requirements.  Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide.  After a 32% decline in North American automotive production during calendar year 2009 due to the U.S. economic downturn, production grew by 38% in calendar year 2010 and an additional 9% during first half of calendar year 2011 compared to the prior year comparable periods.  Sales in the automotive market were slightly up in fiscal year 2011.

Competition:
The industry in which the Company currently operates is global and highly competitive.  On a global basis, the Company competes not only as a yarn producer but also as part of a regional supply chain.  The Company competes with a number of other foreign and domestic producers of polyester and nylon yarns.  While competitors have traditionally focused on commodity production, they are now increasingly focused on specialty and value-added products where the Company generates higher margins.  The Company is also impacted by the importation of textile, apparel and hosiery products which adversely impact the demand for polyester and nylon yarns in the Company’s markets.  Several foreign competitors in the Company’s supply chain have significant competitive advantages, including lower wages, raw material costs, capital costs, and favorable currency exchange rates against the U.S. dollar which could make the Company’s products, or the related supply chains, less competitive which may cause the Company’s sales and operating results to decline.

The major regional competitors for polyester yarns are O’Mara, Inc., and NanYa Plastics Corp. of America (“NanYa”) in the U.S., AKRA, S.A. de C.V. in the NAFTA region, and C S Central America S.A. de C.V. (“CS Central America”) in the CAFTA region.  The Company’s major competitors in Brazil are Avanti Industria Comercio Importacao e Exportacao Ltda., Polyenka Ltda., and other imported yarns and fibers.  The major regional competitors for nylon yarns are Sapona Manufacturing Company, Inc., and McMichael Mills, Inc. in the U.S. and Worldtex, Inc in the ATPDEA region.

Products:
The Company manufactures polyester related products in the U.S., El Salvador and Brazil and nylon yarns in the U.S. and Colombia for a wide range of end-uses.  In addition, the Company purchases fully-drawn yarn and certain drawn textured yarns for resale to its customers.  The Company processes and sells POY, as well as high-volume commodity, specialty and PVA yarns, domestically and internationally, with PVA yarns making up approximately 17%, 15% and 13% of consolidated sales for fiscal years 2011, 2010 and 2009, respectively.

The Company works closely with its customers to develop yarns using a research and development staff that evaluates trends and uses the latest technology to create innovative specialty and PVA yarns reflecting current consumer preferences.  The Company also adds value to the supply chain and enhances consumer demand for its products through the development and introduction of branded yarns that provide unique ecological, performance, comfort and aesthetic advantages.  The Company’s branded portion of its yarn portfolio continues to provide product differentiation to brands, retailers and consumers and includes products such as:

●
Repreve, a family of eco-friendly yarns made from recycled materials.  Since introduced in August 2006, Repreve has been the Company’s most successful branded product and now includes more than twelve different recycled product options.  The product options include filament polyester (available as 100% hybrid blend or 100% post-consumer), filament nylon, staple polyester and recycled performance fibers.  The Company’s recycled performance fibers are manufactured to provide performance and/or functional properties to fabrics and end products such as flame retardation, moisture wicking, and performance stretch.  Repreve can be found in well-known brands and retailers including Haggar, Polartec, The North Face, Patagonia, REI, LL Bean, AllSteel, Hon, Steelcase, Perry Ellis, Home Depot, H&M, Sears, Macy’s, Kohl’s, Lee, Hunter Douglas Contract and Greg Norman.

●	aio® all-in-one performance yarns combine multiple performance properties into a single yarn. aio® is being used by brands MJ Soffe and New Balance for several U.S. military apparel products.

●
Sorbtek®, a permanent moisture management yarn primarily used in performance base layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items.  Sorbtek® can be found in many well-known apparel brands, including Adidas and Asics, and is also used by MJ Soffe and New Balance for the U.S. military.

●	A.M.Y. ®, a yarn with permanent antimicrobial properties for odor control. A.M.Y.® is being used by MJ Soffe and New Balance for the U.S. military.

●
Reflexx®, a family of stretch yarns that can be found in a wide array of end-use applications from home furnishings to performance wear and from hosiery and socks to work wear and denim.  Reflexx® can be found in many products including those used by the U.S. military.

For fiscal years 2011, 2010 and 2009, the Company incurred $4,145, $3,578 and $3,382 of expense, respectively, for its product development and research and development activities.

Customers:
The Company’s polyester segment has approximately 450 customers, its nylon segment has approximately 200 customers, and its international segment has approximately 600 customers in a variety of geographic markets.  Yarn is manufactured based upon product specifications and shipped based upon customer order requirements.  Customer payment terms are generally consistent across the segments and are based on prevailing industry practices for the sale of yarn domestically or internationally.

The Company’s sales are not materially dependent on a single customer or a small group of customers with no single customer comprising greater than ten percent of consolidated sales.  The Company’s top ten customers accounted for approximately 30% of sales for fiscal year 2011 and 33% of receivables as of June 26, 2011.

Sales and Marketing:
The Company employs a sales force of approximately forty persons operating out of sales offices in the U.S., Brazil, China, El Salvador and Colombia.  The Company relies on independent sales agents for sales in several other countries.  The Company seeks to create strong customer relationships and continually seeks ways to build and strengthen those relationships throughout the supply chain.  Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, the Company has created significant pull-through sales and brand recognition for its products.  For example, the Company works with brands and retailers to educate and create demand for its value-added products.  The Company then works with key fabric mill partners to develop specific fabric for those brands and retailers utilizing its PVA products.  Based on the results of many commercial and branded programs, this strategy has proven to be successful for the Company.

Suppliers and Sourcing:
The primary raw material suppliers for the polyester segment are NanYa for Chip and POY.  For the international segment, Reliance Industries, Ltd (“Reliance”) is the main supplier for POY.  The primary suppliers of nylon POY to the nylon segment are HN Fibers, Ltd., U.N.F. Industries Ltd. (“UNF”), UNF America, LLC (“UNF America”), Invista S.a.r.l. (“INVISTA”), Universal Premier Fibers, LLC, and Nilit US (“Nilit”) (formerly Nylstar).  UNF Industries and UNF America are 50/50 joint ventures between the Company and Nilit.  The Company produces its own and buys certain of its compliant raw material fibers from both the U.S. and Israel.  The Company produces a portion of its Chip requirements in its recycling center and purchases the remainder of its requirements from external suppliers for use in its spinning facility.  Although the Company does not generally have difficulty in obtaining raw nylon POY or raw polyester POY, the Company has in the past and may in the future experience interruptions or limitations in the supply of polyester Chip and other raw materials used to manufacture polyester POY, which could materially and adversely affect its operations.

The Company also purchases certain nylon and polyester products for resale in the U.S., Brazil, and China.  The domestic resale product suppliers include NanYa, Universal Premier Fibers, LLC, Qingdao Bangyuan Industries Company Ltd, and Nilit.  The Company’s Brazilian operation purchases resale products primarily from PT Asia Pacific Fibers TBK, Reliance, Alok Industries, Ltd., Indo-Thai Synthetics Co, Ltd., Jiangsu Shenghong Chemical Fibre Co., Ltd, and Wujiang Canhua Import & Export C., Ltd.  The Company’s China subsidiary primarily purchases its resale products from an affiliate of Sinopec Yizheng Chemical Fiber Co., Ltd, its former joint venture partner.

Manufacturing Processes:
The Company uses advanced production processes to manufacture its high-quality yarns cost-effectively.  The Company believes that its flexibility and know-how in producing specialty yarns provides important development and commercialization advantages.  The Company produces polyester POY for its commodity, specialty and PVA yarns in its polyester spinning facility located in Yadkinville, North Carolina.  The POY yarns can be sold externally or further processed internally.  Additional processing of polyester products includes texturing, package dyeing, twisting and beaming.  The texturing process, which is common to both polyester and nylon, involves the use of high-speed machines to draw, heat and false-twist the POY to produce yarn having various physical characteristics, depending on its ultimate end-use.  Texturing gives the yarn greater bulk, strength, stretch, consistent dye-ability and a softer feel, thereby making it suitable for use in knitting and weaving of fabric.  Package dyeing allows for matching of customer specific color requirements for yarns sold into the automotive, home furnishings and apparel markets.  Twisting incorporates real twist into the filament yarns which can be sold for such uses as sewing thread, home furnishings and apparel.  Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications.  Additional processing of nylon products primarily includes covering which involves the wrapping or air entangling of filament or spun yarn around a core yarn.  This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles while maintaining a softer feel.

In 2011, the Company opened a new recycle Chip facility in Yadkinville, North Carolina increasing its investment in the commercialization of recycled PVA products. This facility allows the Company to improve the availability of recycled raw materials and significantly increase product capabilities and competitiveness in the growing market for Repreve.

Employees:
The Company employs approximately 2,700 employees.  The number of employees in the polyester segment, nylon segment, international segment and its corporate office are approximately 1,500, 600, 500 and 100, respectively.  While employees of the Company’s foreign operations are generally unionized, none of the domestic employees are currently covered by collective bargaining agreements.

Backlog:
The level of unfilled orders is affected by many factors including the timing of orders and the delivery time for the specific products, as well as the customer’s ability or inability to cancel the related order.  As such, the Company does not consider the amount of unfilled orders, or backlog, to be a meaningful indicator of expected levels of future sales.

Seasonality:
Generally, the Company is not significantly impacted by seasonality.  Excluding the effects of fiscal years with fifty three operating weeks, the most significant effects on the Company’s results of operations are due to the periods in which either the Company or its customers take planned manufacturing shutdowns during traditional holiday and plant shutdown periods.

Inflation:
The Company expects rising costs to continue for the consumables that it uses to produce and ship its products, as well as for its utilities and certain employee and medical costs.  While the Company attempts to mitigate these rising costs through its operational efficiencies and/or increased selling prices, inflation may become a factor that begins to negatively impact the Company’s profitability.

Intellectual Property:
The Company licenses certain trademarks, including Dacron® and Softec™ from INVISTA.  The Company has thirty two U.S. registered trademarks.  Due to its current recognition and potential growth opportunities, the Company believes that Repreve is its most significant trademark.  Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

Environmental Matters:
The Company is subject to various federal, state and local environmental laws and regulations limiting the use, storage, handling, release, discharge and disposal of a variety of hazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder, particularly the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (including provisions relating to underground storage tanks) and the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” or “CERCLA” and various state counterparts.  The Company believes that it has obtained, and is in compliance in all material respects with, all significant permits required to be issued by federal, state or local law in connection with the operation of its business.

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

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located at Kinston, North Carolina (“Kinston”) from INVISTA.  The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the United States Environmental Protection Agency (“EPA”) and North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards.  Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with the conveyance of certain assets at Kinston to DuPont.  This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site.  However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR.  This site has been remedied by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation.  DuPont’s duty to monitor and report to DENR with respect to this site will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site.  At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Net Sales and Long-Lived Assets by Geographic Area:
Geographic information for net sales for the Company’s fiscal years is based on the operating locations from where the items were produced or distributed.  Geographic information for long-lived assets consists of investments in unconsolidated affiliates, other non-current assets, and property, plant and equipment, net, based on where the asset is located.

	2011	2010	2009
Domestic operations:
Net sales	$502,255	$463,222	$438,429
Total long-lived assets	213,021	204,967	209,117
Brazilian operations:
Net sales	$144,669	$130,663	$113,761
Total long-lived assets	27,926	22,731	22,454
Other foreign operations:
Net sales	$65,888	$28,733	$6,225
Total long-lived assets	10,748	9,949	3,110

Export sales from the Company’s U.S. operations to external customers were approximately $82,944 in fiscal year 2011, $94,255 in fiscal year 2010, and $86,399 in fiscal year 2009.

Joint Ventures:
The Company participates in joint ventures in the U.S. and in Israel.  Two of the joint ventures are suppliers to the Company’s nylon segment.  One is an on-going investment in a domestic cotton and spun yarn manufacturer.  The Company’s newest joint venture is a development stage enterprise that is focused on cultivating and selling bio-mass crops for the bio-fuel and bio-power industries.  As of June 26, 2011, the Company had $91,258 invested in these unconsolidated affiliates.  For fiscal year 2011, $24,352 of the Company’s $32,422 income from continuing operations before income taxes was generated from its investments in these four unconsolidated affiliates.  Other information regarding the Company’s unconsolidated affiliates is provided within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 as well as in “Footnote 22. Investments in Unconsolidated Affiliates and Variable Interest Entities” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Available Information:
The Company’s Internet address is:  www.unifi.com.  Copies of the Company’s reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, that the Company files with or furnishes to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5, are available as soon as practicable after such material is electronically filed with or furnished to the SEC and may be obtained without charge by accessing the Company’s web site or by writing Mr. Ronald L. Smith at Unifi, Inc. P.O. Box 19109, Greensboro, North Carolina  27419-9109.

Item 1A.  Risk Factors
In the course of conducting operations, the Company is exposed to a variety of risks that are inherent to its business.  The following discusses some of the key inherent risk factors that could affect the Company’s business and operations, as well as other risk factors which are particularly relevant to the Company.  Other factors besides those discussed below or elsewhere in this report could also adversely affect the Company’s business and operations, and these risk factors should not be considered a complete list of potential risks that may affect the Company.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K for further discussion of forward-looking statements about the Company’s financial condition and results of operations.

The Company will require a significant amount of cash to service its indebtedness, fund capital expenditures and retire portions of its 2014 notes, and its ability to generate cash depends on many factors beyond its control.
The Company’s principal sources of liquidity are cash flows generated from operations and borrowings under the First Amendment to the Amended and Restated Credit Agreement dated September 9, 2010 (the “First Amended Credit Agreement”).  The Company’s ability to make payments on and to refinance its indebtedness, to fund planned capital expenditures and to redeem portions of the 2014 notes under its Deleveraging Strategy will depend on its ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The business may not generate cash flows from operations, and future borrowings may not be available to the Company in an amount sufficient to enable the Company to pay its indebtedness and to fund its other liquidity needs.  If the Company is not able to generate sufficient cash flow or borrowings, the Company may need to refinance or restructure all or a portion of its indebtedness on or before maturity, reduce or delay capital investments or redemptions of the 2014 notes under the Deleveraging Strategy or seek to raise additional capital.  The Company may not be able to implement one or more of these alternatives on terms that are acceptable or at all.  The terms of its existing or future debt agreements may restrict the Company from adopting any of these alternatives.  The failure to generate sufficient cash flows or to achieve any of these alternatives could adversely affect the Company’s financial condition.

In addition, without such refinancing, the Company could be forced to sell assets to make up for any shortfall in its payment obligations under unfavorable circumstances.  The Company’s First Amended Credit Agreement and the indenture with respect to the 2014 notes dated May 26, 2006 between the Company and its subsidiary guarantors and U.S. Bank, National Association, as Trustee (the “Indenture”) limit its ability to sell assets and also restrict the use of proceeds from any such sale.  Furthermore, the 2014 notes and the First Amended Credit Agreement are secured by substantially all of its assets.  Therefore, the Company may not be able to sell its assets quickly enough or for sufficient amounts to enable the Company to meet its debt service obligations.

The Company’s future operating results, deteriorating conditions in the credit markets, declining credit ratings or abnormally high interest rates or other adverse debt instrument terms could make it difficult for the Company to refinance its indebtedness on favorable terms or at all when it comes due.
The Company’s ability to refinance its indebtedness on favorable terms or at all will depend on its ability to generate adequate operating results in the future, the prevailing conditions of the credit markets, the Company’s credit agency debt ratings, and interest rate and other debt instrument terms available in the credit markets at the time the Company refinances its indebtedness.  The 2014 notes are due and payable in May 2014.  Outstanding amounts under the First Amended Credit Agreement are due and payable in September 2015; however, if the 2014 notes have not been paid in full on or before February 15, 2014, the maturity date of the Company’s revolving credit facility will be automatically adjusted to February 15, 2014.  If the Company were unable to refinance its indebtedness on a timely basis, it could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company relies on accurate financial reporting information from equity method investees that it does not control.  Errors in financial reporting by these equity method investees could be material to the Company and cause it to have to restate past financial statements.
The Company has ownership interests in equity method investees that it does not control.  The Company relies on accurate financial reporting information from these entities for preparation of its quarterly and annual financial statements.  Errors in the financial reporting information received by the Company from any of these equity method investees could be material to the Company and require it to have to restate past financial statements filed with the Securities and Exchange Commission (the “SEC”).  Such restatements, if they occur could have a material adverse effect on the Company or the market price of its securities.

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

 In addition, Petrobras Petroleo Brasileiro S.A. (“Petrobras”), a public oil company controlled by the Brazilian government, announced the construction of a polyester manufacturing complex located in the northeast sector of the country.  This new investment in polyester capacity is made by Petrobras through its wholly-owned subsidiary, Petrosuape-Companhia Petroquimica de Pernambuco (“Petrosuape”).  Petrosuape will produce PTA, polyethylene terephthalate (“PET”) resin, polyester Chip, POY and textured polyester.  Construction on various phases of the project has commenced.  Once operational, the textured polyester operations of Petrosuape will most likely be a significant competitor.  The textured polyester operations of Petrosuape are expected to have approximately twice the capacity of the Company’s Brazilian subsidiary, Unifi do Brasil.  Petrosuape’s textured polyester operation started limited production in July 2010 and is expected to be in full commercial production by mid 2012. Such significant capacity expansion may negatively affect the utilization rate of the synthetic textile filament market in Brazil, thereby potentially impacting the operating results of Unifi do Brasil.  In addition, Unifi do Brasil may transfer much of its current POY purchases from imports to Petrosuape POY.  Such a shift will make Unifi do Brasil a significant customer of Petrosuape’s operations; however, it would likely result in Unifi do Brasil losing certain economic assistance benefits provided by local economic incentives.  Competitive pricing from Petrosuape and/or efficiency gains in Unifi do Brasil’s operations may not make up for the loss of these incentives.  A failure to make up these benefits could have a material adverse effect on Unifi do Brasil’s and/or the Company’s business, financial condition, results of operations or cash flows.

The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service.  The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors.  Because the Company, and the supply chains in which the Company operates, do not typically operate on the basis of long-term contracts with textile and apparel customers, these competitive factors could cause the Company’s customers to rapidly shift to other producers.  A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor costs, lower raw materials and favorable currency exchange rates against the U.S. dollar.  If any of these advantages increase, the Company’s products could become less competitive, and its sales and profits may decrease as a result.  In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on value-added products, where the Company continues to generate higher margins.  The Company, and the supply chains in which the Company operates, may not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

An increase of illegal transshipments of textile and apparel goods into the U.S. could have a material adverse effect on the Company’s business.
 According to industry experts and trade associations, there has been a significant amount of illegal transshipments of apparel products into the U.S. and such illegal transshipments continue to negatively impact the U.S. textile market.  Illegal transshipment involves circumventing quotas by falsely claiming that textiles and apparel are a product of a particular country of origin or include yarn of a particular country of origin to avoid paying higher duties or to receive benefits from regional FTAs, such as NAFTA and CAFTA.  If illegal transshipment is not monitored and enforcement is not effective, these shipments could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

As product demand flow shifts within a region the Company could lose its cost competitiveness due to the location of its assets.
The Company’s polyester segment primarily manufactures its products in the U.S. and El Salvador.  The Company’s nylon segment primarily manufactures its products in Colombia and the U.S.  The Company’s international segment primarily manufactures its products in Brazil and has a sales office in China.  As product demand flow shifts within the regions in which the Company does business, it could lose its cost competitiveness due to the location of its assets.  The Company’s operations may incur higher manufacturing, transportation and/or raw material costs in its present operating locations than it could achieve should its operations be located in these new product demand centers.  This could adversely affect the competitiveness of the Company’s operations and have a material adverse effect on its business, financial condition, results of operations or cash flows.

A decline in general economic or political conditions and changes in consumer spending could cause the Company’s sales and profits to decline.
The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishing, automotive, industrial and other similar end-use markets.  Demand for furniture and durable goods, such as automobiles, is often affected significantly by economic conditions.  Demand for a number of categories of apparel also tends to be tied to economic cycles and customer preference.  Domestic demand for textile products therefore tends to vary with the business cycles of the U.S. economy as well as changes in global trade flows, and economic and political conditions.  Future armed conflicts, terrorist activities, economic and political conditions or natural disasters in the U.S. or abroad and any consequential actions on the part of the U.S. government and others may cause general economic conditions in the U.S. to deteriorate or otherwise reduce U.S. consumer spending.

The global economy is currently undergoing a period of unprecedented volatility.  The Company cannot predict when economic conditions will improve or stabilize.  A prolonged period of economic volatility or continued decline could adversely affect demand for the Company’s products and have a material adverse effect on its business, financial condition, results of operations or cash flows.  A decline in general economic conditions or consumer confidence may also lead to significant changes to inventory levels and, in turn, replenishment orders placed with suppliers.  These changing demands ultimately work their way through the supply chain and could adversely affect demand for the Company’s products and have a material adverse effect on its business, financial condition, results of operations or cash flows.

Also, as one of the many participants in the U.S. and regional textile and apparel supply chains, the Company’s business and competitive position are directly impacted by the business and financial condition of the other participants across the supply chains in which it operates, including other regional yarn manufacturers, knitters and weavers.  If other supply chain participants are unable to access capital, fund their operations and make required technological and other investments in their businesses or experience diminished demand for their products, there could be a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Failure to implement future technological advances in the textile industry or fund capital expenditure requirements could have a material adverse effect on the Company’s competitive position and net sales.
The Company’s operating results depend to a significant extent on its ability to continue to introduce innovative products and applications and to continue to develop its production processes to be a competitive producer.  Accordingly, to maintain its competitive position and its revenue base, the Company must continually modernize its manufacturing processes, plants and equipment.  To this end, the Company has historically made significant investments in its manufacturing infrastructure.  Future technological advances in the textile industry may result in an increase in the efficiency of existing manufacturing and distribution systems or the innovation of new products and the Company may not be able to adapt to such technological changes or offer such products on a timely basis if it does not incur significant capital expenditures.  Existing, proposed or yet undeveloped technologies may render its technology less profitable or less viable, and the Company may not have available the financial and other resources to compete effectively against companies possessing such technologies.  To the extent sources of funds are insufficient to meet its ongoing capital improvement requirements, the Company would need to seek alternative sources of financing or curtail or delay capital spending plans.  The Company may not be able to obtain the necessary financing when needed or on terms acceptable to the Company.  The Company is unable to predict which of the many possible future products and services will meet the evolving industry standards and consumer demands.  If the Company fails to make future capital improvements necessary to continue the modernization of its manufacturing operations and reduction of its costs, its competitive position may suffer, and its net sales may decline.

The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.
A significant portion of the Company’s raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks.  While the Company enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted feedstock market prices.  Therefore, its supply agreements provide only limited protection against price volatility.  While the Company has at times in the past matched cost increases with corresponding product price increases, the Company was not always able to immediately raise product prices, and, ultimately, pass on underlying cost increases to its customers.  The Company has in the past lost and expects that it may continue to lose, customers to its competitors as a result of price increases.  In addition, its competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers, and certain other market regulations that favor the Company over other producers may be amended or repealed.  Additional raw material and energy cost increases that the Company is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production and cause its operations to suffer.
The Company depends on a limited number of third parties for certain raw material supplies, such as POY and Chip.  Although alternative sources of raw materials exist, the Company may not continue to be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources.  The Company is dependent on NAFTA and CAFTA qualified suppliers of POY which in the future may experience interruptions or limitations in the supply of its raw materials, which would increase its product costs and could have a material adverse effect on its business, financial condition, results of operations or cash flows.  These POY suppliers are also at risk with their raw material supply chains.  Any disruption or curtailment in the supply of any of its raw materials could cause the Company to reduce or cease its production in general or require the Company to increase its pricing, which could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

Changes in the trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect on its business, financial condition, results of operations or cash flows.
A number of sectors of the textile industry in which the Company sells its products, particularly apparel, hosiery and home furnishings, are subject to intense foreign competition.  Other sectors of the textile industry in which the Company sells its products may in the future become subject to more intense foreign competition.  There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as China.  Changes in such trade regulations and duties may make its products less attractive from a price standpoint than the goods of its competitors or the finished apparel products of a competitor in the supply chain, which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.  In addition, increased foreign capacity and imports that compete directly with its products could have a similar effect.  Furthermore, one of the Company’s key business strategies is to expand its business within countries that are parties to FTAs with the U.S.  Any relaxation of duties or other trade protections with respect to countries that are not parties to those FTAs could therefore decrease the importance of the trade agreements and have a material adverse effect on its business, financial condition, results of operations or cash flows.

 The proposed Korea FTA is potentially problematic for various sectors of the U.S. textile industry.  In contrast to FTA’s in recent years, the Korea FTA is the first FTA since the NAFTA agreement where the country in question has a large, vertically integrated and developed textile sector.  Duty-free treatment under the proposed agreement could adversely affect the U.S. textile and apparel industries due to concerns with transshipments and the fact that this FTA would give Korea a greater competitive advantage by further reducing the cost of Korean products in the U.S.  The Korea FTA was negotiated under “Fast Track” during the Bush Administration, and changes to the treatment of automobiles under the FTA were negotiated by the Obama Administration to reduce opposition in the U.S. Congress.  The Obama Administration has indicated it would like to introduce the bill in Congress in the fall of 2011.  The U.S. textile industry continues to work with the U.S. Trade Office and the Administration to address its concerns with the Korea FTA.

The Company has significant foreign operations and its results of operations may be adversely affected by the risks associated with doing business in foreign locations.
The Company has operations in Brazil, China, Colombia, El Salvador and a joint venture in Israel.  The Company serves customers in Canada, Mexico, Israel and various countries in Europe, Central America, South America, Africa, and Asia.  The Company’s foreign operations are subject to certain political, economic and other uncertainties not encountered by its domestic operations that can materially impact the Company’s supply chains, or other aspects of its foreign operations.  The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, required compliance with a variety of foreign laws, including tax laws, the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to the Company or any of its U.S. subsidiaries, maintenance of minimum capital requirements and import and export controls.

Through its subsidiaries, the Company is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of various pending and contested tax issues. In most jurisdictions, the Company regularly has audits and examinations by the designated tax authorities, and additional tax assessments are common.

Through its foreign operations, the Company is also exposed to currency fluctuations and exchange rate risks.  Fluctuations in foreign exchange rates will impact period-to-period comparisons of its reported results.  Additionally, the Company operates in countries with foreign exchange controls.  These controls may limit its ability to repatriate funds from its international operations and joint ventures or otherwise convert local currencies into U.S. dollars.  These limitations could adversely affect the Company’s ability to access cash from these operations.

Unifi do Brasil receives certain regulatory benefits through the sales of its product in Brazil. If these benefits are significantly reduced or repealed, it would have a material adverse effect on the Company’s profitability and cash flows.

The Company’s Deleveraging Strategy could result in the Company maintaining larger balances outstanding under its First Amended Credit Agreement and decrease the Company’s excess borrowing availability, which could adversely affect the Company’s financial condition and prevent it from fulfilling its obligations under its debt agreements.
On an ongoing basis, the Company anticipates utilizing its liquidity to continue to redeem portions of its 2014 notes incrementally through a combination of internally generated cash and borrowings under the First Amended Credit Agreement.  The Company expects to maintain a continuous balance outstanding under the First Amended Credit Agreement and to hedge a substantial amount of the interest rate risk in order to ensure its interest savings as it executes the Deleveraging Strategy.

The Company’s First Amended Credit Agreement requires the Company to meet a minimum fixed charge coverage ratio test if borrowing capacity is less than 15% of the total credit facility.  The consummation of the redemption of the 2014 notes and implementation of the Deleveraging Strategy may result in the Company maintaining reduced levels of excess availability under the First Amended Credit Agreement, but not to the extent that the fixed charge coverage ratio test applies.  If the Company’s availability under the First Amended Credit Agreement falls below 15% of the total credit facility, it may not be able to maintain the required fixed charge coverage ratio.  Additionally, the First Amended Credit Agreement restricts the Company’s ability to make certain distributions and investments should its borrowing capacity decrease to below 27.5% of the total credit facility.   These restrictions could limit the Company’s ability to plan for or react to market conditions or meet its capital needs.  The Company may not be granted waivers or amendments to its First Amended Credit Agreement if for any reason the Company is unable to meet its requirements, or the Company may not be able to refinance its debt on terms acceptable to it, or at all.

The success of the Company depends on the ability of its senior management team, as well as the Company’s ability to attract and retain key personnel.
The Company’s success is highly dependent on the abilities of its management team.  The management team must be able to effectively work together to successfully conduct the Company’s current operations, as well as implement the Company’s strategies.  If it is unable to do so, the results of operations and financial condition of the Company may suffer.  The failure to retain current key managers or key members of the design, product development, manufacturing, merchandising or marketing staff, or to hire additional qualified personnel for its operations could be detrimental to the Company’s business.  The Company currently does not have any employment agreements with its corporate officers and cannot assure investors that any of these individuals will remain with the Company.  The Company currently does not have life insurance policies on any of the members of the senior management team.

Unforeseen or recurring operational problems at any of the Company’s facilities may cause significant lost production, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.
The Company’s manufacturing processes could be affected by operational problems that could impair its production capability.  Each of its facilities contains complex and sophisticated machines that are used in its manufacturing processes.  Disruptions at any of its facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any of its machines; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties; or other operational problems.  Any prolonged disruption in operations at any of its facilities could cause significant lost production, which would have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company’s future success will depend in part on its ability to protect its intellectual property rights, and the Company’s inability to enforce these rights could cause it to lose sales and any competitive advantage it has.
The Company’s success depends in part upon its ability to protect and preserve its rights in its trademarks and other intellectual property it owns or licenses.  The Company relies on the trademark, copyright and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect its intellectual property rights.  However, the Company may be unable to prevent third parties, employees or contractors from using its intellectual property without authorization, breaching any nondisclosure or confidentiality agreements with it, or independently developing technology that is similar to the Company’s property.  The use of the Company’s intellectual property by others without authorization may reduce any competitive advantage that it has developed, cause it to lose sales or otherwise harm its business.  The Company has obtained U.S. and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks, as appropriate.  The Company cannot guarantee that its applications will be approved by the applicable governmental authorities or that third parties may not seek to oppose or otherwise challenge its registrations or applications.  A failure to obtain or maintain trademark registrations in the U.S. and other countries could limit the Company’s ability to protect its trademarks and impede its marketing efforts in those jurisdictions.

The Company cannot be certain that the conduct of its business does not and will not infringe the intellectual property rights of others, or that third parties do not and will not infringe on or misappropriate its intellectual property.  The Company may be subject to, or initiate, legal proceedings and claims in the ordinary course of its business, which could result in costly litigation and divert the efforts of its personnel.  Depending on the success of these proceedings, the Company may be required to enter into licensing or consent agreements (if available on acceptable terms or at all), or to pay damages or cease using certain trademarks or other intellectual property.  Although its intellectual property plays an important role in maintaining its competitive position, no single trademark, patent, copyright or license is, in the Company’s view, of such value to it that the Company’s business would be materially affected by the expiration, termination or infringement thereof.

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
The Company is currently implementing various strategic business initiatives, including a new recycling center that improves its capability and flexibility in the production of PVA yarns and vertically integrating into recycled polyester Chip production for use in its Repreve product offering.  The development and implementation of these initiatives requires financial and management commitments outside of day-to-day operations.  These commitments could have a significant impact on the Company’s operations and profitability, particularly if the initiatives prove to be unsuccessful.  Moreover, if the Company is unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, the Company’s business, financial condition, results of operations or cash flows could be adversely affected.

The Company’s substantial level of indebtedness could adversely affect its financial condition.
The Company’s outstanding indebtedness could have important consequences, including the following:

●	its high level of indebtedness could make it more difficult for the Company to satisfy its obligations with respect to the 2014 notes, including its repurchase obligations;

●	the restrictions imposed on the operation of its business may hinder its ability to take advantage of strategic opportunities to grow its business;

●	its ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

●	the Company must use a substantial portion of its cash flow from operations to pay interest on its indebtedness, which will reduce the funds available to the Company for operations and other purposes;

●	its high level of indebtedness could place the Company at a competitive disadvantage compared to its competitors that may have proportionately less debt;

●	it may be exposed to the risk of increased interest rates as certain of its borrowings, including borrowings under its First Amended Credit Agreement, are at variable rates of interest;

●	its cost of borrowing may increase;

●	its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates may be limited; and

●	its high level of indebtedness makes the Company more vulnerable to economic downturns and adverse developments in its business.

Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to satisfy its obligations under its indebtedness.

Despite its current indebtedness levels, the Company may still be able to incur substantially more debt.  This could further exacerbate the risks associated with its substantial leverage.
The Company and its subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future.  The terms of its current debt restrict, but do not completely prohibit, the Company from doing so.  The Company’s First Amended Credit Agreement permits up to $100,000 of borrowings, which the Company can request be increased to $150,000 under certain circumstances, with a borrowing base specified in the credit facility as equal to specified percentages of eligible accounts receivable and inventory.  In addition, the Indenture allows the Company to issue additional notes under certain circumstances and to incur certain other additional secured debt, and allows its foreign subsidiaries to incur additional debt.  The Indenture does not prevent the Company from incurring other liabilities that do not constitute indebtedness.  If new debt or other liabilities are added to its current debt levels, the related risks that the Company now faces could intensify.

The terms of the Company’s outstanding indebtedness impose significant operating and financial restrictions, which may prevent the Company from pursuing certain business opportunities and taking certain actions.
The terms of the Company’s outstanding indebtedness impose significant operating and financial restrictions on the Company.  These restrictions will limit or prohibit, among other things, its ability to:

●	incur and guarantee indebtedness or issue preferred stock;

●	repay subordinated indebtedness prior to its stated maturity;

●	pay dividends or make other distributions on or redeem or repurchase the Company’s stock;

●	issue capital stock;

●	make certain investments or acquisitions;

●	create liens;

●	sell certain assets or merge with or into other companies;

●	enter into certain transactions with stockholders and affiliates; and

●	restrict dividends, distributions or other payments from its subsidiaries.

These restrictions could limit its ability to plan for or react to market conditions or meet its capital needs.  The Company may not be granted waivers or amendments to its First Amended Credit Agreement if for any reason the Company is unable to meet its requirements or the Company may not be able to refinance its indebtedness on terms that are acceptable to it, or at all. The breach of any of these covenants or restrictions could result in a default under the Indenture or its First Amended Credit Agreement.  An event of default under its debt agreements would permit some of its lenders to declare all amounts borrowed from them to be due and payable.  Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under its First Amended Credit Agreement would permit the lenders under the First Amended Credit Agreement to terminate all commitments to extend further credit under that agreement.  Furthermore, if the Company was unable to repay the amounts due and payable under its First Amended Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness and force the Company into bankruptcy or liquidation.  In the event its lenders or note holders accelerate the repayment of its borrowings, the Company and its guarantor subsidiaries may not have sufficient assets to repay that indebtedness.  As a result of these restrictions, the Company may be:
●	limited in how it conducts its business;

●	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

●	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect the Company’s ability to grow in accordance with its plans.

The Company has made and may continue to make investments in entities that it does not control.
The Company has established joint ventures and made minority interest investments designed, among other things, to increase its vertical integration, increase efficiencies in its procurement, manufacturing processes, marketing and distribution in the U.S. and other markets.  The Company’s inability to control entities in which it invests may affect its ability to receive distributions from those entities or to fully implement its business plan.  The incurrence of debt or entry into other agreements by an entity not under its control may result in restrictions or prohibitions on that entity’s ability to pay dividends or make other distributions.  Even where these entities are not restricted by contract or by law from making distributions, the Company may not be able to influence the occurrence or timing of such distributions.  In addition, if any of the other investors in these entities fails to observe its commitments, that entity may not be able to operate according to its business plan or the Company may be required to increase its level of commitment.  If any of these events were to occur, its business, results of operations, financial condition or cash flows could be adversely affected.  Because the Company does not own a majority or maintain voting control of these entities, the Company does not have the ability to control their policies, management or affairs.  The interests of persons who control these entities or partners may differ from the Company’s, and they may cause such entities to take actions which are not in the Company’s best interest.  If the Company is unable to maintain its relationships with its partners in these entities, the Company could lose its ability to operate in these areas which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Parkdale America, LLC joint venture may lose Economic Adjustment Assistance to Users of Upland Cotton which could adversely affect the Company’s investment income and cash flows.
One of the Company’s joint ventures, Parkdale America, LLC (“PAL”), receives economic adjustment payments (“EAP”) from the Commodity Credit Corporation under the Economic Assistance program to Users of Upland Cotton, Subpart C of the 2008 Farm Bill.  The program provides textile mills a subsidy of four cents per pound on eligible upland cotton consumed during the first four years and three cents per pound for the last six years of the program.  The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery.  Capital expenditures must be directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S.  Since August 1, 2008, PAL has received $65,164 of economic assistance under the program. Should PAL no longer meet the criteria to receive economic assistance under the program or should the program be discontinued, PAL’s business could be significantly impacted.

Compliance with environmental and other regulations could require significant expenditures.
The Company is subject to various federal, state, local and foreign laws and regulations that govern its activities, operations and products that may have adverse environmental, health and safety effects, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. Future events that could give rise to manufacturing interruptions or environmental remediation include changes in existing laws and regulations, the enactment of new laws and regulations, a release of hazardous substances on or from its properties or any associated offsite disposal location, or the discovery of contamination from current or prior activities at any of its properties. While the Company is not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in order to comply, any such regulations or obligations could adversely affect its business, results of operations, financial condition and cash flows.

Item 1B.  Unresolved Staff Comments
None.

Item 1C.  Executive Officers of the Registrant
The following is a description of the name, age, position and offices held, and the period served in such position or offices for each of the executive officers of the Company.

Chairman of the Board and Chief Executive Officer
WILLIAM L. JASPER — Age: 58 – Mr. Jasper was appointed Chairman of the Board in February 2011 and has served as the Company’s Chief Executive Officer since September 2007.  In September 2004, Mr. Jasper joined the Company as the General Manager of the Polyester Division and later was promoted to Vice President of Sales in April 2006.  Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business.  Before working at INVISTA, Mr. Jasper held various management positions in operations, technology, sales and business for DuPont since 1980.  He has been a director since September 2007 and is the Chairman of the Board’s Executive Committee.

President and Chief Operating Officer
R. ROGER BERRIER — Age: 42 – Mr. Berrier was appointed President and Chief Operating Officer in February 2011.  Mr. Berrier had been the Executive Vice President of Sales, Marketing and Asian Operations of the Company since September 2007.  Mr. Berrier had been the Vice President of Commercial Operations since April 2006 and the Commercial Operations Manager responsible for corporate product development, marketing and brand sales management from April 2004 to April 2006.  Mr. Berrier joined the Company in 1991 and has held various management positions within operations, including international operations, machinery technology, research and development and quality control.  He has served as a director on the Board since September 2007 and is a member of the Board’s Executive Committee.

Vice Presidents
RONALD L. SMITH — Age: 43 – Mr. Smith has been Vice President and Chief Financial Officer of the Company since October 2007.  He was appointed Vice President of Finance and Treasurer in September 2007.  Mr. Smith held the position of Treasurer and had additional responsibility for Investor Relations from May 2005 to October 2007 and was the Vice President of Finance, Unifi Kinston, LLC from September 2004 to April 2005.  Mr. Smith joined the Company in 1994 and has held positions as Controller, Chief Accounting Officer and Director of Business Development and Corporate Strategy.

THOMAS H. CAUDLE, JR. — Age: 59 – Mr. Caudle has been the Vice President of Manufacturing since October 2006.  He was the Vice President of Global Operations of the Company from April 2003 until October 2006.  Mr. Caudle had been Senior Vice President in charge of manufacturing for the Company since July 2000 and Vice President of Manufacturing Services of the Company since January 1999.  Mr. Caudle has been an employee of the Company since 1982.

CHARLES F. MCCOY— Age: 47 – Mr. McCoy has been the Vice President, Secretary and General Counsel of the Company since October 2000, the Corporate Compliance Officer since 2002, the Corporate Governance Officer of the Company since 2004, and Chief Risk Officer since July 2009.  Mr. McCoy has been an employee of the Company since January 2000, when he joined the Company as Corporate Secretary and General Counsel.

Each of the executive officers was elected by the Company’s Board at the Annual Meeting of the Board held on October 27, 2010.  Each executive officer was elected to serve until the next Annual Meeting of the Board or until his successor was elected and qualified.  No executive officer has a family relationship as close as first cousin with any other executive officer or director.

Item 2.  Properties
The following table consists of a summary of principal properties owned or leased by the Company as of June 26, 2011:

Location	Description
Polyester Segment Properties:

Domestic:
Yadkinville, NC	Five plants and three warehouses (1)
Reidsville, NC	One plant (1)
Mayodan, NC	One warehouse (2)
Cooleemee, NC	One warehouse (2)

Foreign:
Ciudad Arce, El Salvador	One plant (2)

Nylon Segment Properties:

Domestic
Madison, NC	One plant and one warehouse (1)
Fort Payne, AL	One central distribution center (1)

Foreign:
Bogota, Colombia	One plant (1)

International Segment Properties:

Foreign:
Alfenas, Brazil	One plant and one warehouse (1)
Sao Paulo, Brazil	One corporate office (2) and two sales offices (2)
Suzhou, China	One sales office (2)
(1) Owned in simple fee
(2) Leased facilities

In addition to the above properties, the Company owns a property located at 7201 West Friendly Ave. in Greensboro, North Carolina which serves as the corporate administrative office for all the Company’s segments.  Such property consists of a building containing approximately 100,000 square feet located on a tract of land containing approximately nine acres.

As of June 26, 2011, the Company owned approximately 4.4 million square feet of manufacturing, warehouse and office space.

Management believes all of its operating properties are well maintained and in good condition.  In fiscal year 2011, the Company’s manufacturing plants in the polyester segments operated at or near capacity while the manufacturing plants in the nylon and international segments operated below capacity.  Management does not perceive any capacity constraints in the foreseeable future.

Item 3.  Legal Proceedings
There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “UFI.”  The following table consists of the high and low sales prices of the Company’s common stock as reported on the NYSE Composite Tape for the Company’s two most recent fiscal years.

All per share prices, share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

	High	Low
Fiscal year 2011:
First quarter ended September 26, 2010	$13.95	$10.92
Second quarter ended December 26, 2010	17.21	12.69
Third quarter ended March 27, 2011	19.87	14.85
Fourth quarter ended June 26, 2011	17.93	11.60

Fiscal year 2010:
First quarter ended September 27, 2009	$11.07	$3.66
Second quarter ended December 27, 2009	11.34	8.10
Third quarter ended March 28, 2010	12.30	9.48
Fourth quarter ended June 27, 2010	13.11	9.90

As of September 6, 2011, there were 365 record holders of the Company’s common stock.  A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co.  Cede & Co. is a nominee of the Depository Trust Company, a securities depository for banks and brokerage firms.  The Company estimates that there are approximately 4,100 beneficial owners of its common stock.

No dividends were paid in the past two fiscal years and none are expected to be paid in the foreseeable future.  The Indenture governing the 2014 notes and the Company’s First Amended Credit Agreement restrict its ability to pay dividends or make distributions on its capital stock. See "Footnote 12. Long-Term Debt" to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Purchases of Equity Securities
Effective July 26, 2000, the Company’s Board of Directors authorized the repurchase of up to 3,333 shares of its common stock of which approximately 1,044 shares were subsequently repurchased.  The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program.  There is remaining authority for the Company to repurchase approximately 2,289 shares of its common stock under the repurchase plan.  The repurchase plan has no stated expiration or termination date.

On November 25, 2009, the Company agreed to purchase 628 shares of its common stock at a purchase price of $7.95 per share from Invemed Catalyst Fund, L.P. (based on an approximate 10% discount to the closing price of the common stock on November 24, 2009). The purchase of the shares was not pursuant to the Company’s stock repurchase plan. The transaction closed on November 30, 2009 at a total purchase price of $4,995.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s common stock with (i) the New York Stock Exchange Composite Index, a broad equity market index, and (ii) a peer group selected by the Company in good faith (the “Peer Group”), assuming in each case, the investment of $100 on June 25, 2006 and reinvestment of dividends.  Including the Company, the Peer Group consists of eleven publicly traded textile companies, including Albany International Corp., Culp, Inc., Decorator Industries, Inc., Dixie Group, Inc., Hampshire Group, Limited, Interface, Inc., Joe’s Jeans Inc., JPS Industries, Inc., Lydall, Inc., and Mohawk Industries, Inc.

	June 25, 2006	June 24, 2007	June 29, 2008	June 28, 2009	June 27, 2010	June 26, 2011
Unifi, Inc.	100.00	94.58	85.76	47.80	136.27	137.06
NYSE Composite	100.00	113.81	113.81	80.35	94.15	113.50
Peer Group	100.00	133.82	90.33	46.07	72.01	88.19

Item 6.  Selected Financial Data

	Fiscal Year
	2011	2010	2009	2008	2007
Summary of Operations:
Net sales	$712,812	$622,618	$558,415	$719,545	$696,422
Cost of sales	638,160	549,367	528,722	667,806	656,492
Gross profit	74,652	73,251	29,693	51,739	39,930
Restructuring charges (recoveries)	1,484	739	91	4,027	(157)
Impairment of long-lived assets and goodwill (1)	—	100	18,930	2,780	16,731
Selling, general and administrative expenses	44,659	47,934	40,309	48,729	46,419
(Benefit) provision for bad debts	(304)	123	2,414	214	7,174
Other operating (income) expense, net	121	(1,033)	(5,491)	(6,427)	(2,601)
Operating income (loss)	28,692	25,388	(26,560)	2,416	(27,636)

Non-operating (income) expense:
Interest income	(2,511)	(3,125)	(2,933)	(2,910)	(3,187)
Interest expense	19,190	21,889	23,152	26,056	25,518
Other non-operating expense	606	—	—	—	—
Loss (gain) on extinguishment of debt (2)	3,337	(54)	(251)	—	25
Equity in (earnings) losses of unconsolidated affiliates	(24,352)	(11,693)	(3,251)	(1,402)	4,292
Impairment of investments in unconsolidated affiliates (3)	—	—	1,483	10,998	84,742

Income (loss) from continuing operations before income taxes	32,422	18,371	(44,760)	(30,326)	(139,026)
Provision (benefit) for income taxes	7,333	7,686	4,301	(10,949)	(21,769)
Income (loss) from continuing operations	25,089	10,685	(49,061)	(19,377)	(117,257)
Income from discontinued operations, net of tax	—	—	65	3,226	1,465
Net income (loss)	$25,089	$10,685	$(48,996)	$(16,151)	$(115,792)

Per share of common stock: (basic)*
Income (loss) from continuing operations	$1.25	$0.53	$(2.38)	$(0.96)	$(6.26)
Income from discontinued operations, net of tax	—	—	—	0.16	0.08
Net income (loss)	$1.25	$0.53	$(2.38)	$(0.80)	$(6.18)

Per share of common stock: (diluted)*
Income (loss) from continuing operations	$1.22	$0.52	$(2.38)	$(0.96)	$(6.26)
Income from discontinued operations, net of tax	—	—	—	0.16	0.08
Net income (loss)	$1.22	$0.52	$(2.38)	$(0.80)	$(6.18)

Balance Sheet Data:
Cash and cash equivalents	$27,490	$42,691	$42,659	$20,248	$40,031
Property, plant and equipment, net	151,027	151,499	160,643	177,299	209,955
Total assets	537,376	504,512	476,932	591,531	665,953
Total debt	168,664	179,390	180,259	194,341	228,932
Shareholders’ equity	299,655	259,896	244,969	305,669	304,954
Working capital	212,969	174,464	175,808	186,817	196,808

*	All share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.
(1)
See “Footnote 24.  Impairment Charges” included in the Company’s Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for a detailed discussion of impairments of long-lived assets and goodwill.

(2)
See “Footnote 12.  Long-term Debt” included in the Company’s Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for a detailed discussion of loss (gain) on extinguishment of debt.

(3)
See “Footnote 8.  Impairment Charges” included in the Company’s Consolidated Financial Statements included as Item 8 of Annual Report on Form 10-K for fiscal year ended June 28, 2009 for a detailed discussion of impairments of investment in unconsolidated affiliates.

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

●	changes in consumer spending, customer preferences, fashion trends and end-uses;

●	its ability to reduce production costs;

●	changes in currency exchange rates, interest and inflation rates;

●	the financial condition of its customers;

●	its ability to sell excess assets;

●	technological advancements and the continued availability of financial resources to fund capital expenditures;

●	the operating performance of joint ventures, alliances and other equity investments;

●	the accurate financial reporting of information from equity method investees;

●	the impact of environmental, health and safety regulations;

●	the loss of a material customer;

●	the ability to protect its intellectual property;

●	employee relations;

●	volatility of financial and credit markets;

●	the continuity of the Company’s leadership;

●	availability of and access to credit on reasonable terms; and

●	the success of the Company’s strategic business initiatives.

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

Business Overview
The Company processes and sells both high-volume commodity products, specialized yarns designed to meet certain customer specifications, and PVA yarns with enhanced performance characteristics and higher expected gross margin percentages.  The Company sells its polyester and nylon products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets.  The Company’s polyester yarn products include recycled Chip, POY, textured, solution and package dyed, twisted and beamed yarns.  The Company’s nylon products include textured, solution dyed and covered spandex products.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the U.S.  In addition, the Company has a wholly-owned subsidiary in China focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China.

The Company’s operations are managed in three operating segments, each of which is a reportable segment for financial reporting purposes:
Polyester Segment.  The polyester segment manufactures recycled Chip, POY, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, automotive upholstery, hosiery, home furnishings, industrial and other end-use markets.  The polyester segment consists of manufacturing operations in the U.S. and El Salvador.

Nylon Segment.  The nylon segment manufactures textured nylon and covered spandex products with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The nylon segment consists of manufacturing operations in the U.S. and Colombia.

International Segment.  The international segment’s products include textured polyester and resale yarns. The international segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The segment includes manufacturing and sales offices in Brazil and a sales office in China.

Recent Developments and Outlook:
Deleveraging Strategy.  During fiscal year 2011, the Company used excess operating cash and borrowings under its revolving credit facility to redeem $45,000 of its 2014 notes.  The Company subsequently completed an additional $10,000 redemption of its 2014 notes on August 5, 2011 at a redemption price of 102.875% which was financed through borrowings under its revolving credit facility.  Interest expense decreased from $21,889 in fiscal year 2010 to $19,190 in fiscal year 2011 primarily due to a lower average outstanding debt related to the Company’s 2014 notes and a decline in the weighted average interest rate from 11.9% in fiscal year 2010 to 11.0% in fiscal year 2011.  Going forward, the Company expects to continue to utilize its excess operating cash and borrowings under its revolving credit facility to redeem additional amounts of these 2014 notes.

Investment in Central America.  In order to more effectively service the Central American market, the Company began dismantling and relocating idled polyester texturing equipment from its Yadkinville, North Carolina facility to El Salvador during the third quarter of fiscal year 2010 and completed the startup of the UCA manufacturing facility in the second quarter of fiscal year 2011.  This investment has resulted in a net increase of the Company’s texturing capacity of approximately 15%.  The new manufacturing facility in El Salvador has allowed the Company to become a local supplier to the CAFTA region as global sourcing continues to move programs from Asia as the region becomes a competitive alternative to Asian supply chains for certain apparel categories.  The Company expects year-over-year volume growth from the CAFTA region and is in the process of adding additional texturing capacity to its plant in El Salvador to meet this future demand.

Investment in a Recycling Center.  On May 4, 2011, the Company officially opened its state-of-the-art Repreve recycling center in Yadkinville, North Carolina increasing its investment in the commercialization of recycled PVA products. This facility is expected to improve the availability of recycled raw materials and significantly increase product capabilities and competitiveness in this growing market.  The technology installed in this operation allows the Company to expand the Repreve brand by increasing the amount and types of recyclable material that can be processed through its facility. The Company expects this will also make it an even stronger partner in the development and commercialization of value-added products that meet the sustainability demands of today’s brands and retailers.  These investments and activities are critical to achieving the Company’s target of doubling its PVA sales within three years.

China Growth.  The Company’s Chinese subsidiary increased its net sales by approximately 60% and its sales volumes by approximately 40% in fiscal year 2011, as compared to fiscal year 2010, as the Company continued to improve its development, sourcing, resale and servicing of PVA products in the Asian region.

Operational Excellence.  Over the past year, the Company expanded its efforts in LEAN manufacturing and statistical process control in all of its operations aiming for measurable improvements in the cost of operations. These efforts have resulted in demonstrated savings over the last several years as well as greatly improved operational flexibility and are expected to result in continued improvement over the next several years.

Inflation.  For the most recently completed fiscal year and for the foreseeable future, the Company expects rising costs to continue for the consumables that it uses to produce and ship its products, as well as for its utilities and certain employee and medical costs.  While the Company attempts to mitigate these rising costs through its operational efficiencies and increased selling prices, inflation may become a factor that begins to negatively impact the Company’s profitability.

Raw Materials.  The feedstock for the Company’s raw materials have seen significant cost increases during the past year which peaked in the fourth quarter of fiscal year 2011.  In addition, PTA pricing, which is a major component of polyester, declined by 10% in Asia in the June 2011 quarter compared to the prior quarter, while it increased by 2% in the U.S.  While the Company expects the price difference to return to normal which would reverse the competitive edge that Asia had in the June 2011 quarter, such dramatic increases and changes in raw material costs could negatively impact the Company’s operating results if sales prices cannot be adjusted in tandem with such fast or unexpected rises in cost.

Brazil.  During fiscal year 2011, on a local currency basis, the Company’s Brazilian operation experienced approximately an 8% decline in its gross profits on a per unit basis.  Sales volumes have been negatively impacted over the prior fiscal year as market conditions weakened.  Gross profit was also negatively impacted by a higher average cost of raw materials.  The Brazilian operation has also been negatively impacted by increasing levels of imports of yarn, fabric and garments from Asia due in part to the strengthening of the Brazilian Real against the U.S. dollar.

Strategy.  Although the Company has improved its overall performance there are many challenges still ahead related to competition, inflation, raw material costs and weakness of the U.S. and global economies.  The Company believes the future success of its current business model will be based on the success of the regional free trade markets in which it trades and its ability to: increase its sales of PVA yarns including its Repreve recycled yarns; implement cost saving strategies; pass on raw material price increases to its customers; and strategically penetrate growth markets, such as China, Central America, and Brazil.  The Company will continue to focus on sustaining and continuously improving operations and profitability, and increasing its net sales and earnings in global markets.  The Company will strive to create additional value through mix enrichment, share gain, process improvement throughout the organization, and expanding the number of customers and programs using its high value and PVA yarns.

Key Performance Indicators
The Company continuously reviews performance indicators to measure its success.  The following are the indicators management uses to assess performance of the Company’s business:
●	sales volume for the Company and for each of its reportable segments;

●	gross profits and gross margin for the Company and for each of its reportable segments;

●	Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) represents net income or loss before net interest expense, income tax expense, and depreciation and amortization expense;

●	Consolidated EBITDA represents EBITDA adjusted to exclude equity in earnings of unconsolidated affiliates.

●
Adjusted EBITDA represents Consolidated EBITDA adjusted to exclude restructuring charges, startup costs, non-cash compensation expense net of distributions, gains or losses on extinguishment of debt, impairment of long-lived assets and goodwill impairment, and other adjustments.  Other adjustments include gains or losses on sales or disposals of property, plant, or equipment (“PP&E”), currency and derivative gains or losses, other non-operating expenses, and the gain from sale of nitrogen credits.  The Company may, from time to time, change the items included within Adjusted EBITDA;

●	Segment Adjusted Profit equals segment gross profit, less segment SG&A expenses, plus segment depreciation and amortization;

●
Adjusted working capital dollars (accounts receivable plus inventory less accounts payable and accruals) and Adjusted working capital as a percentage of sales are indicators of the Company’s production efficiency and ability to manage its inventory and receivables.

EBITDA, Consolidated EBITDA, Adjusted EBITDA and Segment Adjusted Profit are financial measurements that management uses to facilitate its analysis and understanding of the Company’s business operations. Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company.  The calculation of EBITDA, Consolidated EBITDA, Adjusted EBITDA, Segment Adjusted Profit, and Adjusted working capital are subjective measures based on management’s belief as to which items should be included or excluded, in order to provide the most reasonable view of the underlying operating performance of the business.  EBITDA, Consolidated EBITDA, Adjusted EBITDA, Segment Adjusted Profit and Adjusted working capital are not considered to be in accordance with generally accepted accounting principles (“non-GAAP measurements”) and should not be considered a substitute for performance measures calculated in accordance with GAAP.

Results of Operations
The following table presents a summary of net income (loss) for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Net sales	$712,812	$622,618	$558,415
Cost of sales	638,160	549,367	528,722
Gross profit	74,652	73,251	29,693
Selling, general and administrative expenses and other operating expenses, net	45,960	47,863	56,253
Operating income (loss)	28,692	25,388	(26,560)
Non-operating (income) expense, net	(3,730)	7,017	18,200
Income (loss) from continuing operations before income taxes	32,422	18,371	(44,760)
Provision for income taxes	7,333	7,686	4,301
Income (loss) from continuing operations	25,089	10,685	(49,061)
Income from discontinued operations, net of tax	—	—	65
Net income (loss)	$25,089	$10,685	$(48,996)

The following table presents the reconciliations of net income (loss) to Consolidated EBITDA and Adjusted EBITDA for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Net income (loss)	$25,089	$10,685	$(48,996)
Provision for income taxes	7,333	7,686	4,301
Interest expense, net	16,679	18,764	20,219
Depreciation and amortization expense	25,562	26,312	31,326
EBITDA	$74,663	$63,447	$6,850

Equity in earnings of unconsolidated affiliates	(24,352)	(11,693)	(3,251)
Consolidated EBITDA	$50,311	$51,754	$3,599
Restructuring charges	1,484	739	91
Impairment of long-lived assets and goodwill	—	100	18,930
Startup costs (1)	3,065	1,027	—
Non-cash compensation, net of distributions	1,361	2,555	1,500
Loss (gain) on extinguishment of debt	3,337	(54)	(251)
Impairment of investment in unconsolidated affiliates	—	—	1,483
Other	902	(865)	(2,067)
Adjusted EBITDA	$60,460	$55,256	$23,285

The following table presents the reconciliation of Segment Adjusted Profit to Adjusted EBITDA for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Net sales	$712,812	$622,618	$558,415
Cost of sales	638,160	549,367	528,722
Gross profit	74,652	73,251	29,693
Selling, general and administrative expenses	44,659	47,934	40,309
Operating profit (loss)before other operating (income) expense, net	29,993	25,317	(10,616)
Depreciation and amortization of specific reportable segment assets	25,543	26,201	31,183
Segment Adjusted Profit	$55,536	$51,518	$20,567
Startup costs (1)	3,065	1,027	—
Asset consolidation and optimization expense	—	—	3,508
Non-cash compensation, net of distributions	1,361	2,555	1,500
Benefit (provision) for bad debts	304	(123)	(2,414)
Other	194	279	124
Adjusted EBITDA	$60,460	$55,256	$23,285

(1) During fiscal year 2011, startup costs related to costs associated with UCA operating expenses as well as the cost to install machinery in Yadkinville, North Carolina.  During fiscal year 2010, initial UCA operating expenses incurred related to pre-operating expenses including the hiring and training of new employees and the costs of operating personnel to initiate the new operations. Start-up expenses also include losses incurred in the period subsequent to when UCA assets became available for use but prior to the achievement of a reasonable level of production.

The following table presents the reconciliation of Segment Net Sales to Consolidated Net Sales for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Polyester segment net sales	$375,605	$308,691	$289,864
Nylon segment net sales	163,354	165,098	151,736
International segment net sales	173,853	148,829	116,815
Subtotal segment net sales	$712,812	$622,618	$558,415

Consolidated net sales	$712,812	$622,618	$558,415

The following table presents the reconciliation of Segment Gross Profit to Consolidated Gross Profit for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Polyester segment gross profit	$24,730	$21,622	$2,504
Nylon segment gross profit	19,771	20,778	11,883
International segment gross profit	30,151	30,851	15,306
Subtotal segment gross profit	$74,652	$73,251	$29,693

Consolidated gross profit	$74,652	$73,251	$29,693

The following table presents the reconciliation of Segment SG&A to Consolidated SG&A for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Polyester segment SG&A	$25,687	$28,732	$25,376
Nylon segment SG&A	8,874	9,939	8,450
International segment SG&A	10,098	9,263	6,483
Subtotal segment SG&A	$44,659	$47,934	$40,309

Consolidated SG&A	$44,659	$47,934	$40,309

The following table presents the reconciliation of Segment Depreciation and Amortization to Consolidated Depreciation and Amortization for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Polyester segment depreciation and amortization	$17,924	$19,679	$20,236
Nylon segment depreciation and amortization	3,287	3,477	6,859
International segment depreciation and amortization	4,332	3,045	4,088
Subtotal segment depreciation and amortization	$25,543	$26,201	$31,183
Depreciation included in other operating (income) expense	19	111	143
Amortization included in interest expense	415	1,104	1,147
Consolidated depreciation and amortization	$25,977	$27,416	$32,473

The following table presents Segment Adjusted Profit for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Polyester Segment Adjusted Profit	$16,967	$12,569	$(2,636)
Nylon Segment Adjusted Profit	14,184	14,316	10,292
International Segment Adjusted Profit	24,385	24,633	12,911
Subtotal Segment Adjusted Profit	$55,536	$51,518	$20,567

Review of Fiscal Year 2011 Results of Operations Compared to Fiscal Year 2010

Consolidated Overview
The following table presents the net income components for fiscal year 2011 and fiscal year 2010.  The table also presents each of the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	2011		2010
		% to Total		% to Total	% Inc. (Dec.)
Consolidated
Net sales	$712,812	100.0	$622,618	100.0	14.5
Cost of sales	638,160	89.5	549,367	88.2	16.2
Gross profit	74,652	10.5	73,251	11.8	1.9
Restructuring charges	1,484	0.2	739	0.1	100.8
Impairment of long-lived assets	―	―	100	―	―
Selling, general and administrative expenses	44,659	6.3	47,934	7.7	(6.8)
(Benefit) provision for bad debts	(304)	―	123	―	(347.2)
Other operating (income) expense, net	121	―	(1,033)	(0.1)	(111.7)
Operating income	28,692	4.0	25,388	4.1	13.0
Interest expense, net	16,679	2.3	18,764	3.0	(11.1)
Earnings from unconsolidated affiliates	(24,352)	(3.4)	(11,693)	(1.9)	108.3
Other non-operating (income) expense, net	3,943	0.6	(54)	―	―
Income from operations before income taxes	32,422	4.5	18,371	3.0	76.5
Provision for income taxes	7,333	1.0	7,686	1.3	(4.6)
Net income	$25,089	3.5	$10,685	1.7	134.8

Consolidated Net Sales
Consolidated net sales increased by $90,194, or 14.5%, for fiscal year 2011 compared to the prior year as a result of improved sales volumes of 5.9% related to capacity expansion in El Salvador and the ongoing recovery in the global economy.  On a consolidated basis, the weighted-average selling price per pound increased by 8.6% compared to the prior fiscal year driven by mix enrichment and the Company’s ability to pass along increasing raw material prices experienced throughout most of the year which peaked in the fourth quarter of fiscal year 2011.

Consolidated Gross Profit
Consolidated gross profit increased by $1,401 to $74,652 for fiscal year 2011 as compared to fiscal year 2010.  This increase in gross profit was primarily attributable to higher sales volumes and improved conversions (net sales less raw material cost), partially offset by increased manufacturing cost.  Conversion on a per unit basis improved 0.4% as the Company improved its mix through increased PVA sales.  Total manufacturing costs increased $13,029 as a result of the higher volumes and, on a unit basis, increased 1.5% which primarily reflects lower capacity utilization rates within the nylon segment and certain inflationary costs.

Polyester Segment Gross Profit
The following table presents the segment gross profit components for the polyester segment for fiscal years 2011 and 2010.  The table also presents the percent to net sales and the percentage increase or decrease over the prior year:

	2011		2010
		% to Net Sales		% to Net Sales	% Inc.(Dec.)
Net sales	$375,605	100.0	$308,691	100.0	21.8
Cost of sales	350,875	93.4	287,069	93.0	22.2
Gross profit	24,730	6.6	21,622	7.0	14.4

In fiscal year 2011, polyester net sales increased by 21.8% compared to fiscal year 2010.  The Company’s polyester segment sales volumes increased 11.8% and the weighted-average selling price increased 10%.  Increased volumes are primarily a result of increased demand for the segment’s products due to improvements in retail sales of apparel and increased production levels from the CAFTA region at the expense of Asian supply chains.  The polyester segment’s new manufacturing facility in El Salvador has allowed the Company to participate in additional volume opportunities as global sourcing continues to move to the CAFTA region from Asia.  The increase in weighted-average selling price primarily reflects increases to recover lost conversion as raw material prices increased throughout most of the current fiscal year.

Gross profit for the polyester segment increased 14.4% over fiscal year 2010.  On a unit basis, gross profit improved 2.3% as compared to the prior year.  The increase in gross profit is mainly attributable to increased volumes and mix enrichment from higher PVA sales.  Polyester conversion on a per unit basis remained flat against the prior year despite higher levels of PVA sales as increases in sales prices lagged increases in raw material costs.

Total manufacturing costs increased 11.0% for fiscal year 2011 as compared to the prior year and decreased 0.7% on a per unit basis.  Manufacturing costs were primarily unfavorably impacted by higher wage and fringe benefit costs of $3,149, packaging supplies of $2,596, utilities of $1,859, depreciation expenses of $1,228 and other fixed costs of $1,854.  The increases for employee related costs are driven primarily by both the total cost per employee (due to wage increases and rising medical costs) and the number of employees at the new locations in El Salvador and the Company’s recycling center.  The increases in packaging and utilities are due to increased consumption from higher capacity utilization, as well as inflation negatively impacting these input costs.  The other fixed costs primarily relate to certain UCA start-up costs and losses incurred during the period in which UCA assets became available for use but prior to the achievement of a reasonable level of production.  The segment’s variable manufacturing costs decreased by approximately 2.7% on a per unit basis due to a higher capacity utilization offsetting the spending increases.  The segment’s fixed manufacturing costs per unit increased approximately 7% due to the negative effects of the start-up costs and higher depreciation expenses.

The polyester segment net sales and gross profit as a percentage of total consolidated amounts were 52.7% and 33.1% for fiscal year 2011 compared to 49.6% and 29.5% for fiscal year 2010, respectively.

Outlook for 2012:
The Company expects to see improvements from its new recycling center and plant operations in El Salvador, however, these improvements will be mitigated by the negative effects of inflation for certain consumables and utilities as well as increasing employee costs.  For the polyester segment, volumes are expected to be flat and selling prices are expected to move in tandem with the changes in raw material costs.  The emphasis on and success of PVA products greatly impacts the operating results of this segment.

Nylon Segment Gross Profit
The following table presents the segment gross profit components for the nylon segment for fiscal years 2011 and 2010.  The table also presents the percent to net sales and the percentage increase or decrease over the prior year:

	2011		2010
		% to Net Sales		% to Net Sales	% Inc.(Dec.)
Net sales	$163,354	100.0	$165,098	100.0	(1.1)
Cost of sales	143,583	87.9	144,320	87.4	(0.5)
Gross profit	19,771	12.1	20,778	12.6	(4.8)

Fiscal year 2011 nylon segment net sales decreased 1.1% compared to fiscal year 2010.  Nylon segment sales volumes decreased by 2.2% while the weighted-average selling price increased by 1.1%.  The decline in nylon sales volume was due to softening demand primarily in the hosiery and sock end-use markets during the second half of fiscal year 2011.  The increase in the average selling price was primarily a result of increases in raw material pricing partially offset by a shift in the mix of products sold.

Gross profit for the nylon segment decreased 4.8% in fiscal year 2011 as compared to fiscal year 2010.  Total conversion dollars decreased $553 or 0.8% primarily as a result of lower sales volumes and the shift in mix.  Manufacturing costs increased 3.7% on a per unit basis.  During 2011, the segment experienced a slightly lower capacity utilization rate.  The lower utilization rate coupled with higher packaging, warehousing and certain allocated manufacturing costs have caused the increase in per unit cost.  Efforts to decrease spending for utilities and wages were unable to offset these increases.

The nylon segment net sales and gross profit, as a percentage of total consolidated amounts, were 22.9% and 26.5% for fiscal year 2011 compared to 26.5% and 28.4% for fiscal year 2010, respectively.

Outlook for 2012:
For the nylon segment, volumes are expected to be flat and selling prices will move in tandem with the changes in raw material costs.  This segment is very susceptible to changes in product mix and the fixed nature of the majority of its spending makes production volume a key metric.  The Company continues to predict inflationary costs, which if not offset by manufacturing efficiencies, could negatively impact the segment’s profitability.

International Segment Gross Profit
The following table presents the segment gross profit components for the international segment for fiscal years 2011 and 2010.  The table also presents the percent to net sales and the percentage increase or decrease over the prior year:

	2011		2010
		% to Net Sales		% to Net Sales	% Inc.(Dec.)
Net sales	$173,853	100.0	$148,829	100.0	16.8
Cost of sales	143,702	82.7	117,978	79.3	21.8
Gross profit	30,151	17.3	30,851	20.7	(2.3)

International segment net sales for fiscal year 2011 increased 16.8% as compared to fiscal year 2010.  International segment sales volumes decreased 2.7% and the weighted-average selling price increased 19.5% as compared to the prior year.  Gross profit for the international segment decreased compared to the prior year which is comprised of a decline in gross profit in Brazil which was partially offset by an increase in gross profit in Unifi Textiles Suzhou Co., Ltd. (“UTSC”).

During fiscal year 2011, on a local currency basis, the Company’s Brazilian operation experienced 7.8% decline in its gross profits on a per unit basis.  Sales volumes have decreased 9.6% over the prior fiscal year due to increased competition from imported yarn, fabric and garments from Asia.  This increased market penetration is due to the recent strengthening of the Brazilian Real against the U.S. dollar and dramatic changes in Asian polyester prices over the last half of the fiscal year.  Variable manufacturing costs increased by 18.6% on a per unit basis, primarily as a result of increases in packing materials and utilities.  Fixed manufacturing costs increased 19.0% on a per unit basis, mainly due to higher depreciation expense and increased salaries and fringe benefit costs.  The increases in per unit manufacturing costs also reflect a lower capacity utilization rate resulting from lower volumes.  On a U.S. dollar basis, net sales increased 10.7% in fiscal year 2011 compared to the prior year which includes a $9,863 positive currency exchange impact.  Gross profit on a U.S. dollar basis decreased 10.3%.

The Company’s Chinese subsidiary increased its polyester net sales by approximately 60% and its sales volumes by approximately 40% in fiscal year 2011 as compared to 2010 as the Company continued to improve its development, sourcing, resale and servicing of PVA products in the Asian region.

The international segment net sales and gross profit as a percentage of total consolidated amounts were 24.4% and 40.4% for fiscal year 2011 compared to 23.9% and 42.1% for fiscal year 2010, respectively.

Outlook for 2012:
The Company expects to see continued improvements in its Chinese subsidiary as volumes and PVA sales increase.  The Company expects volumes and profitability for its Brazilian operations to temporarily decline during the first half of fiscal year 2012 due to the increasing levels of imports and higher average raw material costs.  During the second half of fiscal year 2012, the Company expects its Brazilian operation to return to more normalized levels, with a slight weakening of the Brazilian Real against the U.S. dollar and its raw material prices returning to more normal levels.

Consolidated Selling General & Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased in total and as a percentage of net sales for fiscal year 2011 as compared to the prior year.  The 7% decrease in SG&A costs of $3,275 for fiscal year 2011 was primarily a result of a decrease of $1,213 in fringe benefit costs, a decrease of $1,160 in non-cash deferred compensation costs, and a reduction in depreciation and amortization expenses of $1,264.  The reduction in fringe benefit costs is mainly related to reductions in certain variable compensation programs.

Consolidated Restructuring and Impairments
The Company incurred $948 and $770 related to the relocation of idled polyester equipment from Yadkinville, North Carolina to El Salvador during fiscal years 2011 and 2010, respectively.  In addition, the Company incurred $628 for costs of reinstalling idle texturing equipment to replace the manufacturing capacity in its Yadkinville, North Carolina facility in fiscal year 2011.  These costs were charged to restructuring expense as incurred.

Consolidated (Benefit) Provision for Bad Debts
Due to improved economic conditions, the overall health of the Company’s accounts receivable and certain risk accounts continued to improve.  As a result, the Company recorded a $304 benefit as compared to an expense of $123 recorded in the prior fiscal year.

Consolidated Other Operating (Income) Expense, Net
The following table presents the components of other operating (income) expense, net for fiscal years 2011 and 2010:
	2011	2010

Net loss on sale or disposal of PP&E	$368	$680
Currency gains	(19)	(145)
Gain from sale of nitrogen credits	―	(1,400)
Other, net	(228)	(168)
Other operating (income) expense, net	$121	$(1,033)

Consolidated Interest Expense, Net
Interest expense decreased from $21,889 in fiscal year 2010 to $19,190 in fiscal year 2011 primarily due to lower average outstanding debt related to the Company’s 2014 notes.  During the current fiscal year, the Company used excess operating cash and lower rate borrowings under its revolving credit facility to redeem $45,000 of its 2014 notes.  The weighted average interest rate of Company debt for fiscal year 2011 and 2010 was 11.0% and 11.9%, respectively.  Interest income was $2,511 in fiscal year 2011 and $3,125 in fiscal year 2010.

Outlook for 2012:
As a result of the above redemptions, the Company expects to incur approximately $2.3 million less net interest expense in fiscal year 2012.  As the Company executes on its Deleveraging Strategy, the trend for declining interest expense is expected to continue.

Consolidated Non-Operating (Income) Expenses, net
Non-operating (income) expense consists of losses from extinguishment of debt of $3,337 in fiscal year 2011 and gains on extinguishments of debt of $54 in fiscal year 2010. In addition, the Company incurred charges of $606 in fiscal year 2011 primarily for fees associated with an unsuccessful debt refinancing.

Consolidated Income Taxes
	2011	2010
Income (loss) from continuing operations before income taxes:
United States	$14,737	$(4,399)
Foreign	17,685	22,770
	$32,422	$18,371

The provision for (benefit from) income taxes, net for fiscal years 2011 and 2010 consists of the following:
	2011	2010
Federal	$3	$(48)
Foreign	7,330	7,734
Income tax provision	$7,333	$7,686

The Company recognized income tax expense at an effective tax rate of 22.6% and 41.8% for fiscal years 2011 and 2010, respectively.  The lower effective tax rate for 2011 compared to the statutory rate of 35% is due to the reduction in the Company’s valuation allowance in 2011, partially offset by taxes on repatriated foreign earnings.  During 2011, the Company changed its indefinite reinvestment assertion related to the future repatriation of Unifi do Brasil, Ltda. (“UDB”) earnings and profits by $26,630.

The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  The Company had a valuation allowance of $30,164 and $39,988 as of June 26, 2011 and June 27, 2010, respectively.  The $9,824 net decrease in fiscal year 2011 resulted primarily from a decrease in temporary differences, the effects of the change in the indefinite reinvestment assertion, and a utilization of state and federal net operating loss carryforwards.

The Company continually evaluates both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.

Consolidated Equity in (Earnings) Losses of Unconsolidated Affiliates
The Company participates in joint ventures in the U.S. and in Israel.  As of June 26, 2011, the Company has $91,258 invested in these unconsolidated affiliates.  For fiscal year 2011, $24,352 of the Company’s $32,422 of income from continuing operations before income taxes was generated from its investments in these four unconsolidated affiliates.  See “Footnote 22.  Investments in Unconsolidated Affiliates and Variable Interest Entities” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a detailed discussion of the Company’s investments in these joint ventures.

Earnings from the Company’s unconsolidated equity affiliates was $24,352 in fiscal year 2011 compared to $11,693 in fiscal year 2010.  The Company’s 34% share of PAL’s earnings increased from $11,605 in fiscal year 2010 to $22,655 in fiscal year 2011 primarily due to improved economic conditions, increased sales volumes, and the timing of the recognition of income related to the economic assistance benefits. The remaining increase relates to the improved performance of UNF and UNF America which was primarily driven by increased volumes and capacity utilization.

Outlook for 2012:
For fiscal year 2012, the Company expects no significant changes in the earnings from unconsolidated affiliates.

Consolidated Net Income
Net income for fiscal year 2011 was $25,089, or $1.25 per basic share, compared to net income of $10,685, or $0.53 per basic share, for the prior fiscal year.  The Company’s increased profitability was due primarily to higher sales volumes over the prior fiscal year, improved operational efficiencies, decreased SG&A expenses, and increased earnings from the Company’s unconsolidated affiliates.

Consolidated Adjusted EBITDA
Adjusted EBITDA for fiscal year 2011 increased $5,203 versus fiscal year 2010.  As discussed above, consolidated gross profit increased $1,401 while SG&A decreased $3,275.  The primary differences between the aforementioned changes in gross profit and SG&A expenses and the Company’s key performance Adjusted EBITDA metric are primarily start-up costs, non-cash compensation charges, provision (benefit) for bad debt, other operating (income) expense items and depreciation.

Review of Fiscal Year 2010 Results of Operations Compared to Fiscal Year 2009
The following table presents the net income components for fiscal year 2010 and fiscal year 2009.  The table also presents each of the net income components as a percent to total net sales and the percentage increase or decrease of such components over the prior year:

	2010		2009
		% to Total		% to Total	% Inc. (Dec.)
Consolidated
Net sales	$622,618	100.0	$558,415	100.0	11.5
Cost of sales	549,367	88.2	528,722	94.7	3.9
Gross profit	73,251	11.8	29,693	5.3	146.7
Restructuring charges	739	0.1	91	―	―
Impairment of long-lived assets and goodwill	100	―	18,930	3.4	―
Selling, general and administrative expenses	47,934	7.7	40,309	7.2	18.9
Provision for bad debts	123	―	2,414	0.4	(94.9)
Other operating (income) expense, net	(1,033)	(0.1)	(5,491)	(1.0)	(81.2)
Operating income (loss)	25,388	4.1	(26,560)	(4.7)	(195.6)
Interest expense, net	18,764	3.0	20,219	3.6	(7.2)
Earnings from unconsolidated affiliates	(11,693)	(1.9)	(3,251)	(0.5)	259.7
Non-operating (income) expense, net	(54)	―	1,232	0.2	(104.4)
Income (loss) from continuing operations before income taxes	18,371	3.0	(44,760)	(8.0)	(141.0)
Provision for income taxes	7,686	1.3	4,301	0.8	78.7
Income (loss) from continuing operations	10,685	1.7	(49,061)	(8.8)	(121.8)
Income from discontinued operations, net of tax	―	―	65	―	―
Net income (loss)	$10,685	1.7	$(48,996)	(8.8)	(121.8)

Consolidated Net Sales
Consolidated net sales from continuing operations increased by $64,203, or 11.5%, for fiscal year 2010 compared to the prior year.  For the fiscal year 2010, unit sales volumes increased by 15.9% reflecting improvements for all segments.  The increase in sales volumes predominantly for the Company’s commodity products was attributable to the recovery from the recent global economic downturn which had impacted all textile supply chains and markets.  The weighted-average selling price per unit for the Company’s products on a consolidated basis decreased 4.4% as compared to the prior fiscal year.

Consolidated Gross Profit
Consolidated gross profit from continuing operations increased $43,558 to $73,251 for fiscal year 2010.  This increase in gross profit was primarily attributable to higher sales volumes, improved conversions (net sales less raw material cost) and improved per unit manufacturing costs for all reportable segments which resulted in a gross margin increase from 5.3% to 11.8%.  Consolidated conversion per unit improved 5.2% as the Company recovered previously lost margins resulting from significantly higher raw material cost in the prior year.  However, this recovery was mitigated by the impact of rising average raw material prices which began during the second quarter of fiscal year 2010.  Gross profit was also positively impacted by improvements in manufacturing costs which declined 16.8% on a per unit basis.  The improvements in manufacturing costs were attributable to increased capacity utilization and to the Company’s continued focus on process improvements.

Polyester Segment Gross Profit
The following table presents the segment gross profit components for the polyester segment for fiscal years 2010 and 2009.  The table also presents the percent to net sales and the percentage changes versus the prior year:

	2010		2009
		% to Net Sales		% to Net Sales	% Inc.(Dec.)

Net sales	$308,691	100.0	$289,864	100.0	6.5
Cost of sales	287,069	93.0	287,360	99.1	(0.1)
Gross profit	21,622	7.0	2,504	0.9	763.5

In fiscal year 2010, net sales for the polyester segment increased by $18,827, or 6.5% compared to fiscal year 2009.  The Company’s polyester segment sales volumes increased approximately 14.2% and the weighted-average selling price decreased approximately 7.7%.   The improvement in polyester sales volume in fiscal year 2010 related to increases in retail sales which favorably impacted the Company’s core markets when compared to fiscal year 2009.  The decrease in weighted-average selling price reflected changes in the Company’s sales product mix to a higher percentage of commodity products following the market shifts and to fully utilize the Company’s manufacturing capacity. Sales of PVA yarns were not significantly impacted by the recession.  Conversion profits on a unit basis remained flat.  Gross profit was also favorably impacted by significant reductions in per unit manufacturing costs of approximately 17% due to higher capacity utilization levels and various operational improvements implemented during the 2010 fiscal year as well as declines in certain employee, depreciation, project and property tax expenses.

UCA began its resale operations during the third quarter of fiscal year 2010 and operated at a slightly negative gross profit as a result of inefficiencies during the startup of the facility.

The polyester segment net sales and gross profit as a percentage of total consolidated amounts were 49.6% and 29.5% for fiscal year 2010 compared to 51.9% and 8.4% for fiscal year 2009, respectively.

Nylon Segment Gross Profit
The following table presents the segment gross profit components for the nylon segment for fiscal years 2010 and 2009.  The table also presents the percent to net sales and the percentage changes versus the prior year:
	2010		2009
		% to Net Sales		% to Net Sales	% Inc.(Dec.)

Net sales	$165,098	100.0	$151,736	100.0	8.8
Cost of sales	144,320	87.4	139,853	92.2	3.2
Gross profit	20,778	12.6	11,883	7.8	74.9

After being negatively impacted by the economic downturn during fiscal year 2009, the nylon segment sales improved considerably during fiscal year 2010 due to the recovery of volumes in the legwear and apparel markets and strength in regional sourcing.  Fiscal year 2010 nylon net sales increased by $13,362, or 8.8% compared to fiscal year 2009.  The Company’s nylon segment sales volumes increased by 11.3% while the weighted-average selling price decreased by 2.5%.  The reduction in the average selling price was primarily due to a shift in the mix of products sold. Gross profit for the nylon segment also increased due to improvements in conversion and manufacturing costs.  Declines in raw material costs from 2009 levels led to higher conversions on a per unit basis.  Higher utilization rates led to favorable changes in the manufacturing costs per unit despite inflationary pressures for certain employee, utility and packaging costs.

The nylon segment net sales and gross profit as a percentage of total consolidated amounts were 26.5% and 28.4% for fiscal year 2010 compared to 27.2% and 40.0% for fiscal year 2009, respectively.

International Segment Gross Profit
The following table presents the segment gross profit components for the international segment for fiscal years 2010 and 2009.  The table also presents the percent to net sales and the percentage change versus the prior year:
	2010		2009
		% to Net Sales		% to Net Sales	% Inc.(Dec.)
Net sales	$148,829	100.0	$116,815	100.0	27.4
Cost of sales	117,978	79.3	101,509	86.9	16.2
Gross profit	30,851	20.7	15,306	13.1	101.6

In fiscal year 2010, international segment net sales increased by $32,014, or 27.4% compared to fiscal year 2009.  The Company’s international segment sales volumes increased 21.4% and the weighted-average selling price increased approximately 6.0%.  Gross profit for the international segment increased $15,545 compared to the prior year. Total conversion increased $18,824 or 30.9% on a per unit basis as result of increased volumes and improved conversion margin in Brazil. Manufacturing costs increased by $3,279 but decreased 11.2% on a per unit basis which reflects higher volumes and a higher capacity utilization rate in Brazil.

The Company’s operation in Brazil increased its net sales and volumes versus fiscal year 2009 but experienced declines in selling prices that were offset by greater corresponding declines in raw materials which led to a higher conversion per unit.  The increase in sales volumes was primarily due to the recovery from the recent global economic downturn which had impacted all textile supply chains and markets.  Higher utilization rates led to lower manufacturing costs per unit.  Changes in currency also contributed to the improvement versus fiscal year 2009.

The Company’s Chinese subsidiary, UTSC, increased its net sales in fiscal year 2010 compared to 2009 as the Company strategically improved its development, sourcing, and servicing of PVA products in the Asian region.  UTSC began selling products to its customers in February 2009.

The international segment net sales and gross profit as a percentage of total consolidated amounts were 23.9% and 42.1% for fiscal year 2010 compared to 20.9% and 51.5% for fiscal year 2009, respectively.

Consolidated SG&A Expenses
Consolidated SG&A expenses increased by $7,625 or 18.9% for fiscal year 2010.  The increase in SG&A for fiscal year 2010 was primarily a result of a $5,172 increase in fringe benefit costs which was primarily related to higher variable compensation expenses. The remaining SG&A expenses increased due to $965 in non-cash deferred compensation costs related to stock option grants, $564 for credit issuance and in sales commissions, and $924 of sales and marketing expenses, employee relations and other miscellaneous expenses.

Consolidated Restructuring and Impairments
On January 11, 2010, the Company announced the creation of UCA.  With a base of operations established in El Salvador, UCA serves customers primarily in the Central American region.  The Company began dismantling and relocating idled polyester equipment from its Yadkinville, North Carolina facility to El Salvador during the third quarter of fiscal year 2010 and completed the startup of the UCA manufacturing facility in the second quarter of fiscal year 2011. The Company incurred $770 in polyester equipment relocation costs during fiscal year 2010.

During fiscal year 2009, the Company determined that a review of the remaining assets held for sale located in Kinston, North Carolina was necessary as a result of sales negotiations.  As a result of this review, the Company determined that the carrying value of the assets exceeded the fair value and recorded $350 in non-cash impairment charges related to these assets.  During fiscal year 2010, the Company completed the disposal of the assets held for sale in Kinston, North Carolina and, based on the contract price the Company recorded an additional $100 non-cash impairment charge.

Based on a decline in its market capitalization during fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill.  As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18,580 in fiscal year 2009.

Consolidated Provision for Bad Debts
For fiscal year 2010, the Company recorded a $123 provision for uncollectible accounts.  This compares to a provision of $2,414 recorded in the prior fiscal year.  In fiscal year 2009, the Company experienced unfavorable adjustments as a result of the global decline in economic conditions and the negative effects on both the Company’s accounts receivable aging and its customers; however, in fiscal year 2010, the improved health of the economy and the Company’s accounts receivable aging reversed this trend.

Consolidated Other Operating (Income) Expense, Net
The following table presents the components of other operating (income) expense for fiscal years 2010 and 2009:
	2010	2009

Net (gain) loss on sale or disposal of PP&E	$680	$(5,856)
Gain from sale of nitrogen credits	(1,400)	―
Currency (gains) losses	(145)	354
Other, net	(168)	11
	$(1,033)	$(5,491)

As part of the Company’s acquisition of certain manufacturing assets and inventory located in Kinston, North Carolina from INVISTA, the Company obtained waste water discharge permits (“nitrogen credits”) that were previously issued to INVISTA by the North Carolina Department of Environmental and Natural Resources (“DENR”).  In accordance with the rights afforded the Company as part of this acquisition, the Company sold and received cash proceeds of $1,400 from the sale of the excess nitrogen credits during the third quarter of fiscal year 2010.

On September 29, 2008, the Company entered into an agreement to sell certain real property and related assets located in Yadkinville, North Carolina for $7,000.  On December 19, 2008, the Company completed the sale which resulted in net proceeds of $6,646 and a net pre-tax gain of $5,238 in the second quarter of fiscal year 2009.

Consolidated Interest Expense, net
Interest expense decreased from $23,152 in fiscal year 2009 to $21,889 in fiscal year 2010 primarily due to lower average outstanding debt related to the Company’s 2014 notes.  The weighted average interest rate of debt outstanding at June 27, 2010 and June 28, 2009 was 11.9% and 11.5%, respectively.  Interest income was $3,125 in fiscal year 2010 and $2,933 in fiscal year 2009.

Consolidated Non-Operating (Income) Expenses, net
Other non-operating (income) expense consists of gains from extinguishment of debt of $54 and $251 in fiscal years 2010 and 2009, respectively. During 2009, the Company renegotiated a proposed agreement to sell its interest in YUFI and recorded an impairment charge of $1,483 related to a change in the fair value of its investment and certain disputed accounts receivable.

Consolidated Income Taxes
Income (loss) from continuing operations before income taxes consists of the following:
	2010	2009
Income (loss) from continuing operations before income taxes:
United States	$(4,399)	$(54,310)
Foreign	22,770	9,550
	$18,371	$(44,760)

The provision for (benefit from) income taxes, net applicable to continuing operations for fiscal years 2010 and 2009 consists of the following:
	2010	2009

Federal	$(48)	$	―
Foreign	7,734		4,301
Income tax provision	$7,686		$4,301

The Company recognized income tax expense at an effective tax rate of 41.8% and 9.6% for fiscal years 2010 and 2009, respectively.  Income tax expense in any period is typically different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, income in foreign jurisdictions where taxes are calculated at statutory rates different than the U.S. federal statutory rate, foreign withholding taxes for which credits are not anticipated, and U.S. state income taxes.  The key difference between the Company’s effective tax rate for 2010 and the statutory tax rate of 35% is due to the mix of tax jurisdictions in which profits or losses exist and the effects of the repatriation of foreign earnings.  The key difference between the Company’s 2010 effective tax rate and the Company’s 2009 effective tax rate relates to the results of the U.S. operations and the assumptions related to the Company’s valuation allowances.  The Company had a valuation allowance of $39,988 and $40,118 as of June 27, 2010 and June 28, 2009, respectively.

Consolidated Equity in (Earnings) Losses of Unconsolidated Affiliates
Earnings from the Company’s unconsolidated equity affiliates was $11,693 in fiscal year 2010 compared to $3,251 in fiscal year 2009.  The Company’s 34% share of PAL’s earnings increased from $4,724 of income in fiscal year 2009 to $11,605 of income in fiscal year 2010 primarily due to improved economic conditions, increased sales volumes and the timing of the recognition of income related to cotton subsidies.

Consolidated Net Income (Loss)
For fiscal year 2010, the Company recognized $18,371 of income from continuing operations before income taxes which was an increase of $63,131 over the prior year.  The increase in income from continuing operations was primarily attributable to improved gross profit in all reportable segments as a result of improvements in year-over-year retail demand in the Company’s core markets and a reduction in goodwill impairment charges recorded in fiscal year 2009.

Consolidated Adjusted EBITDA
Adjusted EBITDA for fiscal year 2010 increased $31,971 versus fiscal year 2009.  As discussed above, gross profit increased $43,558 while SG&A expense increased $7,625.  The primary differences between the aforementioned changes in gross profit and SG&A expenses and the Company’s key performance Adjusted EBITDA metric are primarily start-up costs, non-cash compensation charges, provision (benefit) for bad debt, other operating (income) expense items, asset consolidation and optimization expense and depreciation.

Liquidity and Capital Resources
Liquidity Assessment
The Company’s primary capital requirements are for working capital, capital expenditures, debt repayment and service of indebtedness.  The Company’s primary sources of capital are cash generated from operations and amounts available under its revolving credit facility.  Cash generated from operations was $11,880, $20,581 and $16,960 for the fiscal years 2011, 2010 and 2009, respectively.  Working capital increased from $174,464 as of June 27, 2010 to $212,969 as of June 26, 2011 primarily due to an increase in inventory and a decrease in current portion of long-term debt.  Adjusted working capital increased $34,872 primarily due to the increase in inventory values caused by rising raw material prices and increased receivables related to higher selling prices.

Historically, the Company has met its working capital, capital expenditures and service of indebtedness requirements from its cash flows from operations.  For fiscal year 2011, cash generated from operations did not cover the Company’s working capital needs, capital expenditures and service of indebtedness.  The Company used borrowings from its revolving credit facility to supplement cash flows from operations.  Availability under the revolving credit facility was $51,734 as of June 26, 2011.

For each of the previous three years, before considering the earnings from the Company's unconsolidated equity affiliates, the Company has reported losses in the U.S. from continuing operations while reporting income from continuing operations for its foreign operations. On a consolidated basis, the Company has reported income from continuing operations in each of the last two years before considering earnings from its equity affiliates. The following table presents a summary of the Company’s cash, working capital and debt obligations for its U.S. and foreign operations as of June 26, 2011:
	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$1,979	$18,325	$7,186	$27,490
Working capital	111,115	78,604	23,250	212,969
Long-term debt, including current portion	168,664	—	—	168,664

During 2011, the Company changed its indefinite reinvestment assertion related to $26,630 of the earnings and profits held by UDB.  The Company has established a deferred tax liability, net of estimated foreign tax credit, of approximately $3,854 related to the additional income tax that would be due as a result of the current plan to repatriate earnings in future periods.  All other remaining undistributed earnings are deemed to be indefinitely reinvested.

As of June 26, 2011, the Company has $47,970 of federal and $44,325 of state net operating loss carryforwards that may be used to offset future taxable income.  If these loss carryforwards either expire or become utilized, the Company’s cash requirements for federal and state income taxes may increase.  The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  The Company continually evaluates both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.

The following table presents the amounts of the Company’s various tax carryforwards as of June 26, 2011.  These carryforwards, if unused, will expire as follows:
Federal net operating loss carryforwards	$47,970	2024 through 2030
State net operating loss carryforwards	44,325	2012 through 2031
Federal tax credit carryforwards	1,542	2012 through 2031
North Carolina investment tax credit carryforwards	511	2012 through 2015

The Company currently believes that its existing cash balances, cash generated by operations, together with its available credit capacity, will enable the Company to comply with the terms of its indebtedness and meet the foreseeable liquidity requirements. Domestically, the Company's cash balances, cash generated by operations and borrowings available under the revolving credit facility continue to be sufficient to fund its domestic operating activities and cash commitments for its investing and financing activities. For its Foreign operations, the Company's existing cash balances and cash generated by operations should provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures.

Cash Provided by Continuing Operations
The following table presents the net cash provided by continuing operations for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Cash receipts:
Receipts from customers	$701,487	$605,143	$573,068
Dividends from unconsolidated affiliates	5,900	3,265	3,688
Other receipts	3,939	4,591	355
Cash payments:
Payments to suppliers and other operating cost	556,519	460,131	428,683
Payments for salaries, wages, and benefits	114,364	101,218	103,610
Payments for restructuring and severance	1,785	1,823	2,055
Payments for interest	19,292	20,696	22,639
Payments for taxes	7,486	8,550	3,164
	$11,880	$20,581	$16,960

Fiscal Year 2011 compared to Fiscal Year 2010
Cash received from customers increased 15.9% as a result of increased volumes and selling prices.  Consolidated volumes increased 5.9% while weighted average selling prices increased 8.6%. Payments to suppliers increased 20.9% also as a result of increased volumes and rising raw material costs.  Salary, wage and benefit payments increased 13.0% due to increased fringe benefit costs related to the timing of bonus payments and retirement plan matching funds.  In addition, the Company had 200 additional wage level employees versus the prior year, primarily related to the completion of UCA and the Repreve recycling center. Interest payments decreased $1,404 as a result of a $45,000 principal reduction of the Company’s 2014 notes of which $30,000 was financed at a lower rate through the Company’s revolving credit facility. Restructuring and severance payments decreased 2.1% as the Company completed its reorganization of machinery involving certain of its polyester facilities and made its final payments on its previously accrued severance commitment.  Taxes paid by the Company decreased from $8,550 to $7,486 primarily as a result of a decrease in tax liabilities related to the Company’s Brazilian subsidiary.  The Company received increased cash dividends as a result of the improved earnings of PAL, UNF and UNF America.  Other cash receipts decreased in fiscal year 2011 primarily due to the one time sale of $1,400 of nitrogen credits during fiscal year 2010 and currency exchange gains.  Other receipts include miscellaneous items, currency exchange and interest income.

Fiscal Year 2010 compared to Fiscal Year 2009
Cash received from customers increased 5.6% primarily due to the increase in sales volumes.  Payments to suppliers increased 7.3% as a result of higher volumes partially offset by lower raw material costs.  Salary, wage and benefit payments decreased 2.3% as a result of decreased salaries and wages offset by increased fringe benefit costs.  Interest payments decreased due to the reduction of outstanding 2014 notes and lower revolver fees.  Restructuring and severance payments were reduced due to final payments made on certain prior year severance reserves, the completion of the Company’s consolidation of its Dillon, South Carolina facility, and the closure of its Kinston, North Carolina facility.  Taxes paid by the Company increased primarily as a result of an increase in tax expenses related to the Company’s Brazilian subsidiary.  The Company received cash dividends from PAL which were down slightly from the previous year.  Other receipts increased due to the sale of $1,400 of nitrogen credits and a recovery of prior year currency exchange losses.  Other receipts include miscellaneous other items, currency exchange and interest income.

Cash Used in Investing Activities and Financing Activities
Capital Expenditures
In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures.  During fiscal year 2011, the Company spent $20,539 on capital expenditures compared to $13,112 in the prior year.  One investment included a capital project related to the backward supply chain integration of the Company’s 100% recycled Repreve product.  The Company estimates its fiscal year 2012 capital expenditures will be approximately $12,000 to $14,000, which is inclusive of approximately $8,000 of maintenance capital expenditures, with the remainder representing capital expenditures focused primarily on improving the Company’s flexibility and capabilities to produce PVA products.  As of June 26, 2011, the Company had no restricted cash funds that are required to be used for domestic capital expenditures.  The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Note Repurchases
The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions or by calling a portion of the notes under the terms of the Indenture.  Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.  During fiscal year 2011, the Company continued to execute its plan to utilize a combination of internally generated cash and borrowings on its revolving credit facility to repurchase and retire portions of its 2014 notes.  The Company expects to maintain a continuous balance outstanding under its revolving credit facility and hedge a substantial amount of the interest rate risk in order to ensure its interest savings.  As a result of the utilization of cash on hand to reduce outstanding debt and the lower rate under the revolving credit facility, the Company expects a significant reduction of its annual fixed carrying cost between the commencement of this debt reduction strategy and the final repayment of the 2014 notes.

Investing and Financing Activities
The Company utilized $17,396 for net investing activities and utilized $14,029 in net financing activities during fiscal year 2011. In addition to the $20,539 cash spent to fund capital expenditures the Company reduced its total long-term debt by $10,726 at a premium cost of $2,587.  The Company also refinanced its revolving credit facility at a cost of $825.  The primary offset to these expenditures was proceeds of $3,241 from the return of split dollar life insurance premiums.

The Company utilized $8,925 for net investing activities and utilized $13,306 in net financing activities during fiscal year 2010. The primary cash expenditures during fiscal year 2010 included $13,112 for capital expenditures, $7,943 net for payments of long-term debt, $4,800 of investments in unconsolidated affiliates and $4,995 for the purchase and retirement of Company stock offset by transfers of $7,508 in restricted cash, $1,717 of proceeds from the sale of capital assets and other immaterial sources and uses of cash.

Long-Term Debt
Long-term debt consists of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Notes payable	$133,722	$178,722
Revolving credit facility	34,600	—
Capital lease obligation	342	668
Total debt	168,664	179,390
Current portion of long-term debt	(342)	(15,327)
Total long-term debt	$168,322	$164,063

Notes Payable
On May 26, 2006, the Company issued $190,000 of its 2014 notes with interest payable on May 15 and November 15 of each year. The Company can currently elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs.  The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them or it may refinance all or a portion of the 2014 notes with a new debt offering.

On June 30, 2010, the Company redeemed $15,000 of its 2014 notes at a redemption price of 105.75% of the principal amount.  This redemption was financed through a combination of internally generated cash and borrowings under the Company’s senior secured asset-based revolving credit facility.

On February 16, 2011, the Company completed the redemption of an aggregate principal amount of $30,000 of its 2014 notes at a redemption price of 105.75%. The Company financed this redemption through borrowings under its revolving credit facility.  The Company reduced its ongoing exposure to fluctuations in interest rates by entering into a twenty seven-month, $25,000 interest rate swap to provide a hedge against the variability of cash flows.  The interest rate swap allows the Company to fix the LIBOR rate at 1.39%.

On August 5, 2011, the Company completed the redemption of an aggregate principal amount of $10,000 of its 2014 notes at 102.875%. The Company financed the redemption through borrowings under its revolving credit facility. In connection with the redemption, the Company entered into a twenty-one month, $10,000 interest rate swap to provide a hedge against the variability of cash flows.  This interest rate swap allows the Company to fix the LIBOR rate at 0.75%.

Revolving Credit Facility
The Company’s First Amended Credit Agreement provides for a revolving credit facility of $100,000 (with the ability of the Company to request that the borrowing capacity be increased up to $150,000) and matures on September 9, 2015.  However, if the 2014 notes have not been paid in full on or before February 15, 2014, the maturity date of the Company’s revolving credit facility will be automatically adjusted to February 15, 2014.

For a detailed discussion of guarantees, liens, affirmative and negative covenants related to the 2014 notes and the First Amended Credit Agreement see “Footnote 12.  Long-term Debt” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations
The Company’s significant long-term obligations as of June 26, 2011 consist of the following:

	Cash Payments Due By Period
Description of Commitment	Total	Less Than 1 Year	1-3 years	3-5 years	More than 5 years

Long-term debt	$168,322	$—	$133,722	$34,600	$—
Capital lease obligation	342	342	—	—	—
Other long-term obligations (1)	3,866	267	1,167	259	2,173
Subtotal	172,530	609	134,889	34,859	2,173
Letters of credit	2,695	2,695	—	—	—
Interest on long-term debt and other obligations	47,506	15,725	29,980	1,801	—
Operating leases	6,961	1,591	2,547	2,030	793
Purchase obligations (2)	39,861	17,560	21,529	772	—
Total cash payments by period	$269,553	$38,180	$188,945	$39,462	$2,966

(1)	Other long-term obligations include other noncurrent liabilities for certain retirement and tax obligations.
(2)	Purchase obligations primarily consist of utility, software, and other service agreements.

For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The Company’s purchase obligations are in the ordinary course of business for the procurement of (i) selected finished goods for resale sourced from third-party suppliers, (ii) raw materials used in production, and (iii) certain consumables and outsourced services used in the Company’s manufacturing processes.  As of June 26, 2011, the Company’s open purchase orders totaled approximately $88,040 and are expected to be settled in 2012.

Contingencies
Environmental Liabilities
The land for the Kinston site was leased pursuant to a 99 year Ground Lease with DuPont. Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the EPA and DENR pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential AOC, assess the extent of contamination at the identified AOCs and clean them up to comply with applicable regulatory standards.  Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain of the assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont's operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont's duty to monitor and report to DENR with respect to this site will be transferred to the Company in the future, at which time DuPont must pay the Company seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of this site.  At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Litigation
The Company is aware of certain claims against it for the alleged use of non-compliant Berry Amendment nylon POY in yarns that the Company sold which may have ultimately been used to manufacture certain U.S. military garments (the “Military Claims”).  Although the Company believes it has certain potential defenses to the claims, the estimate of possible losses, before considering any potential salvage values for the garments, ranges from $200 to $2,100.  The Company has appropriately accrued for this contingency. It is reasonably possible that the Company’s estimate may differ from the actual claim amount; however, the Company believes any change would not be material to the financial statements.

Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”.  The standard requires reporting entities to evaluate legal entities for consolidation, changes the approach to determining a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a variable interest entity (“VIE”).  The ASU also clarifies, but does not change, the characteristics that identify a VIE and enhances disclosures about a company’s involvement in VIEs.  The adoption of this standard during fiscal year 2011 did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which improves the overall presentation comparability and prominence of items reported in Other Comprehensive Income.  The Company has elected to adopt this ASU early and changed the presentation of the financial statements for fiscal years 2011, 2010 and 2009 accordingly.

Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements.  The following discussion provides further information about accounting policies critical to the Company and should be read in conjunction with “Footnote 2. Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Allowance for Doubtful Accounts.  An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers.  Reserves for yarn quality claims are based on historical claim experience and known pending claims.  The collectibility of accounts receivable is based on a combination of factors including the aging of accounts receivable, historical write off experience, present economic conditions such as customer bankruptcy filings within the industry and the financial health of specific customers and market sectors.  Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for doubtful accounts.  The reserve for bad debts is established based on certain percentages applied to accounts receivable aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain.  Establishing reserves for yarn claims and uncollectible accounts requires management judgment and estimates.  The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions it uses to assess allowance for losses.  Certain unforeseen events such as a customer bankruptcy filing, could have a material impact on the Company’s results of operations.  The Company has not made any material changes to the methodology used in establishing its accounts receivable loss reserves during the past three fiscal years. A plus or minus 10% change in its aged accounts receivable reserve percentages would not have been material to the Company’s financial statements for the past three years.

Inventory Reserves.  Inventory reserves are established based on percentage markdowns applied to inventories aged for certain time periods.  Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs.  Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins.  The Company uses current and historical knowledge to record reasonable estimates of its markdown percentages and expected sales prices.  The Company believes it is unlikely that differences in actual demand or selling prices from those projected by management would have a material impact on the Company’s financial condition or results of operations. The Company has not made any material changes to the methodology used in establishing its inventory loss reserves during the past three fiscal years. A plus or minus 10% change in its aged inventory markdown percentages would not have been material to the Company’s financial statements for the past three years.

Impairment of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For assets held for sale, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell.  Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of loss to be recognized.  The impairment loss is determined by the difference that the carrying amount of the asset or asset group exceeds the estimated fair value measured by future discounted cash flows.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s carrying value is based on several factors including, but not limited to, changes in business environment, a decline in operating cash flows or a decision to close a manufacturing facility.  The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions. The Company reviewed its long-lived assets for recoverability during the fourth quarter of fiscal year 2011 and determined that the projected undiscounted cash flows were adequate to cover the carrying value of the assets.  A 25% decline in the Company’s forecasted cash flows would not have resulted in a failure of the undiscounted cash flow test.

Impairment of Investment in Unconsolidated Affiliates.  The Company evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluates the ability of an affiliate to sustain sufficient earnings and cash flows to justify its carrying value.  Reductions in an affiliate’s cash flows that are other than temporary and indicative of a loss of investment value are assessed for impairment purposes.    For the fiscal year ended June 26, 2011, the Company determined there were no “other-than-temporary” impairments related to the carrying value of its investments.

Valuation Allowance for Deferred Tax Assets. The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company reviews its estimates of future taxable income on a quarterly basis to assess if the need for a valuation allowance exists.  The Company continually evaluates both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.  The valuation allowance as of June 26, 2011 and June 27, 2010 was $30,164 and $39,988, respectively.

Management and the Board’s Audit Committee discussed the development, selection and disclosure of all of the critical accounting estimates described above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risks associated with changes in interest rates, currency fluctuation rates and raw material and commodity risks which may adversely affect its financial position, results of operations and cash flows.  The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

Interest Rate Risk: The Company is exposed to interest rate risk through its borrowing activities.  The majority of the Company’s borrowings are its 2014 notes which have a fixed rate of interest.  The Company also has borrowings on its revolving credit facility which has a variable rate of interest. The Company may hedge its interest rate variability on its revolving credit facility using an interest rate swap.  The following table presents information about the Company’s principal cash flows and weighted average interest rates expected to be incurred through the debt maturity dates.

	Expected Maturity Date On A Fiscal Year Basis
	2012	2013	2014	2015	2016	Fair Value
Long-term Debt:
2014 notes	$—	$—	$133,722	$—	$—	$138,402
Average Interest rate	11.5%	11.5%	11.5%
Variable Rate	—	—	—	—	34,600	34,600
Average Interest rate (2.0-2.75% +)	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR

Interest rate Derivatives:
Variable to Fixed	$—	$25,000	$—	$—	$—	$(408)
Average pay rate (2.0 -2.75% +)	1.39%	1.39%	—	—	—

Currency Exchange Rate Risk:  The Company conducts its business in various foreign countries and in various foreign currencies.  Each of the Company’s operations may enter into transactions (sales, purchases, or fixed purchase commitments, etc.) that are denominated in currencies other than the operation’s functional currency and subject the Company to foreign currency exchange risk.  At times, the Company may enter into forward currency contracts to hedge this exposure.  For sales transactions such as these, the Company typically hedges 60% to 75% of the sales value of these orders by using forward currency contracts.  The maturity dates of the forward contracts are intended to match the anticipated collection dates of the receivables.  The Company may also enter into forward currency contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of June 26, 2011, the Company does not have a significant amount of exposure related to forward currency contracts.

As of June 26, 2011, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held 23.5% of consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

More information regarding the Company’s derivative financial instruments as of year-end is provided in Footnote 19 “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Raw Material and Commodity Risks:  A significant portion of the Company’s raw materials are derived from petroleum-based chemicals.  The costs of the Company’s raw materials can be volatile and availability can depend on global supply and demand dynamics, including certain geo-political risks.  The Company does not use financial instruments to hedge its exposure to changes in raw materials costs.  The costs of the primary raw materials that the Company uses throughout all of its operations are generally traded based on U.S. dollar pricing.

Other Risks:  The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 8.  Financial Statements and Supplementary Data
The Company’s financial statements required by this item are included on pages F-1 through F-47 of this Annual Report on Form 10-K. See Item 15(a) (1) for a listing of financial statements provided.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.  Controls and Procedures
(a) Evaluation of disclosure controls and procedures. As of June 26, 2011, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's annual report on internal control over financial reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 26, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of June 26, 2011, the Company's internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company's internal control over financial reporting as of June 26, 2011 has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which appears in “Item 8. Financial Statements and Supplementary Data” included herein, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 26, 2011.

(d) Changes in internal control over financial reporting. During the Company's fourth quarter of fiscal year 2011, there has been no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item with respect to executive officers is set forth above in Part I under "Item 1C. Executive Officers of the Registrant."  The other information required by this item will be set forth in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after June 26, 2011 (the “Proxy Statement”) under the headings “ Proposal 1: Election of Directors,” “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” "Committees of the Board of Directors," and "Corporate Governance Matters - Audit Committee Financial Experts," and is incorporated herein by reference.

The information required by this item with respect to the Audit Committee will be set forth in the Proxy Statement under the headings “Committees of the Board of Directors” and “Corporate Governance Matters - Audit Committee Financial Expert” and is incorporated herein by reference.

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

Item 11.  Executive Compensation
The information required by this item will be set forth in the Proxy Statement under the headings “Executive Officers and their Compensation,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Report of the Compensation Committee on Executive Compensation,” and “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information as of June 26, 2011 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans:
	(a)	(b)	(c)
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,714,090	$9.50	1,329,259
Equity compensation plans not approved by shareholders	—	—	—
Total	1,714,090	$9.50	1,329,259

On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”).  The 2008 Long-Term Incentive Plan authorized the issuance of up to 2,000,000 shares of common stock pursuant to the grant or exercise of stock options, including Incentive Stock Options (“ISO”), Non-Qualified Stock Options (“NQSO”) and restricted stock, but not more than 1,000,000 shares may be issued as restricted stock.  During fiscal year 2011, 25,200 restricted stock units were issued of which 3,600 were subsequently converted to common shares.  Any option or restricted stock that is forfeited may be reissued under the terms of the plan.  The amount forfeited or canceled is included in the number of securities remaining available for future issuance in column (c) in the above table.

All share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

The Company will provide other information that is responsive to this Item 12 in its Proxy Statement under the headings “Information Relating to Principal Security Holders” and “Beneficial Ownership of Common Stock by Directors and Executive Officers.”  That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in the Proxy Statement under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance Matters – Director Independence” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the Proxy Statement under the heading “Information Relating to the Company’s Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)      1. Financial Statements
The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

2.  Financial Statement Schedules
Parkdale America, LLC (“PAL”) Financial Statements as of December 31, 2011 and January 1, 2011 and for the Years Ended December 31, 2011, January 1, 2011, and January 2, 2010.

PAL is an unconsolidated joint venture in which the Company holds a 34% equity ownership interest.  PAL’s fiscal year end is December 31, 2011, which is more than 90 days after the Company’s fiscal year end date of June 26, 2011.  Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company will file the required financial statements and related notes of PAL via an amendment to this Annual Report on Form 10-K on or before March 30, 2012.

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

3.1 (i)(c)	Certificate of Amendment to Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 3, 2010).
3.1 (ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2007).
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

4.16
Second Amendment to Amended and Restated Credit Agreement, Amended and Restated Security Agreement and Pledge Agreement, dated as of January 18, 2011, among Unifi, Inc., the subsidiaries of Unifi, Inc. from time to time party to the agreement, each lender from time to time party to the agreement and Bank of America N.A. as Administrative Agent. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

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
10.14
*Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009).

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

10.18
Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011.

10.19
Unifi, Inc. Director Deferred Compensation Plan, dated as of December 14, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011.

10.20
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

21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*NOTE:  These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 9, 2011.

Unifi, Inc.

By:	/s/ WILLIAM L. JASPER
William L. Jasper Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	WILLIAM L. JASPER	Chairman of the Board and Chief Executive Officer	September 9, 2011
	William L. Jasper	and Director (Principal Executive Officer)

/s/	RONALD L. SMITH	Vice President and Chief Financial Officer	September 9, 2011
	Ronald L. Smith	(Principal Financial Officer and
Principal Accounting Officer)

/s/	R. ROGER BERRIER, JR.	President and Chief Operating Officer	September 9, 2011
	R. Roger Berrier, Jr.	and Director

/s/	WILLIAM J. ARMFIELD, IV	Director	September 9, 2011
William J. Armfield, IV

/s/	ARCHIBALD COX, JR.	Director	September 9, 2011
Archibald Cox, Jr.

/s/	KENNETH G. LANGONE	Director	September 9, 2011
Kenneth G. Langone

/s/	GEORGE R. PERKINS, JR.	Director	September 9, 2011
George R. Perkins, Jr.

/s/	SUZANNE M. PRESENT	Director	September 9, 2011
Suzanne M. Present

/s/	WILLIAM M. SAMS	Director	September 9, 2011
William M. Sams

/s/	G. ALFRED WEBSTER	Director	September 9, 2011
G. Alfred Webster

/s/	MITCHEL WEINBERGER	Director	September 9, 2011
Mitchel Weinberger

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNIFI, INC.

Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of June 26, 2011 and June 27, 2010	F-5

Consolidated Statements of Operations for the fiscal years ended	F-6
June 26, 2011, June 27, 2010 and June 28, 2009

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended	F-7
June 26, 2011, June 27, 2010 and June 28, 2009

Consolidated Statements of Shareholders’ Equity for the fiscal years ended	F-8
June 26, 2011, June 27, 2010 and June 28, 2009

Consolidated Statements of Cash Flows for the fiscal years ended	F-9
June 26, 2011, June 27, 2010 and June 29, 2009

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unifi, Inc.:

We have audited the accompanying consolidated balance sheet of Unifi, Inc. and subsidiaries as of June 26, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for year ended June 26, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unifi, Inc. and subsidiaries as of June 26, 2011, and the results of their operations and their cash flows for year ended June 26, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unifi, Inc. and subsidiaries’ internal control over financial reporting as of June 26, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
September 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unifi, Inc:

We have audited Unifi, Inc. and subsidiaries’ internal control over financial reporting as of June 26, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unifi Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Unifi Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 26, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi Inc. and subsidiaries as of June 26, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in  shareholders’ equity, and cash flows for the year ended June 26, 2011, and our report dated September 9, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina
September 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Unifi, Inc.

We have audited the accompanying consolidated balance sheet of Unifi, Inc. as of June 27, 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the two years in the period ended June 27, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifi, Inc. at June 27, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Greensboro, North Carolina
September 10, 2010

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	June 26, 2011	June 27, 2010
ASSETS

Cash and cash equivalents	$27,490	$42,691
Receivables, net	100,175	91,276
Inventories	134,883	111,007
Income taxes receivable	578	—
Deferred income taxes	5,712	1,623
Other current assets	5,231	6,133
Total current assets	274,069	252,730

Property, plant and equipment, net	151,027	151,499
Intangible assets, net	11,612	14,135
Investments in unconsolidated affiliates	91,258	73,543
Other non-current assets	9,410	12,605
Total assets	$537,376	$504,512

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$42,842	$40,662
Accrued expenses	17,495	21,772
Income taxes payable	421	505
Current portion of long-term debt	342	15,327
Total current liabilities	61,100	78,266
Long-term debt	168,322	164,063
Other long-term liabilities	4,007	2,190
Deferred income taxes	4,292	97
Total liabilities	237,721	244,616
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 20,080,253 and 20,057,433 shares outstanding) (1)	2,008	2,006
Capital in excess of par value (1)	32,599	31,579
Retained earnings	241,272	216,183
Accumulated other comprehensive income	23,776	10,128
Total shareholders’ equity	299,655	259,896
Total liabilities and shareholders’ equity	$537,376	$504,512

(1) All share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Net sales	$712,812	$622,618	$558,415
Cost of sales	638,160	549,367	528,722
Gross profit	74,652	73,251	29,693
Restructuring charges	1,484	739	91
Impairment of long-lived assets and goodwill	—	100	18,930
Selling, general and administrative expenses	44,659	47,934	40,309
(Benefit) provision for bad debts	(304)	123	2,414
Other operating (income) expense, net	121	(1,033)	(5,491)
Operating income (loss)	28,692	25,388	(26,560)

Interest income	(2,511)	(3,125)	(2,933)
Interest expense	19,190	21,889	23,152
Other non-operating expense	606	—	—
Loss (gain) on extinguishment of debt	3,337	(54)	(251)
Equity in earnings of unconsolidated affiliates	(24,352)	(11,693)	(3,251)
Impairment of investment in unconsolidated affiliate	—	—	1,483
Income (loss) from continuing operations before income taxes	32,422	18,371	(44,760)
Provision for income taxes	7,333	7,686	4,301
Income (loss) from continuing operations	25,089	10,685	(49,061)
Income from discontinued operations, net of tax	—	—	65
Net income (loss)	$25,089	$10,685	$(48,996)

Net income (loss) per common share – basic: (1)
Income (loss) from continuing operations	$1.25	$0.53	$(2.38)
Income from discontinued operations, net of tax	—	—	—
Net income (loss) per common share	$1.25	$0.53	$(2.38)

Net income (loss) per common share - diluted: (1)
Income (loss) from continuing operations	$1.22	$0.52	$(2.38)
Income from discontinued operations, net of tax	—	—	—
Net income (loss) per common share	$1.22	$0.52	$(2.38)

(1) All share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Net income (loss)	$25,089	$10,685	$(48,996)
Other comprehensive income (loss) before tax:
Foreign currency adjustments	14,702	7,113	(16,960)
Loss on cash flow hedge	(1,054)	—	—
Other comprehensive income (loss), before tax	13,648	7,113	(16,960)

Income tax expense related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	13,648	7,113	(16,960)
Comprehensive income (loss)	$38,737	$17,798	$(65,956)

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal Years ended June 26, 2011, June 27, 2010, and June 28, 2009
(amounts in thousands)

	Shares Outstanding (1)	Common Stock (1)	Capital in Excess of Par Value (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance June 29, 2008	20,229	$2,023	$29,177	$254,494	$19,975	$305,669

Options exercised	456	46	3,785	—	—	3,831
Share-based compensation	—	—	1,425	—	—	1,425
Other comprehensive (loss)	—	—	—	—	(16,960)	(16,960)
Net loss	—	—	—	(48,996)	—	(48,996)
Balance June 28, 2009	20,685	$2,069	$34,387	$205,498	$3,015	$244,969

Purchase of stock	(628)	(63)	(4,932)	—	—	(4,995)
Share-based compensation	—	—	2,124	—	—	2,124
Other comprehensive income	—	—	—	—	7,113	7,113
Net income	—	—	—	10,685	—	10,685
Balance June 27, 2010	20,057	$2,006	$31,579	$216,183	$10,128	$259,896

Purchase of stock	—	—	(1)	—	—	(1)
Options exercised	19	2	144	—	—	146
Share-based compensation	—	—	875	—	—	875
Stock option tax benefit	—	—	2	—	—	2
Conversion of restricted stock units	4	—	—	—	—	—
Other comprehensive income	—	—	—	—	13,648	13,648
Net income	—	—	—	25,089	—	25,089
Balance June 26, 2011	20,080	$2,008	$32,599	$241,272	$23,776	$299,655

(1) All share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Cash and cash equivalents at beginning of year	$42,691	$42,659	$20,248
Operating activities:
Net income (loss)	25,089	10,685	(48,996)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Income from discontinued operations	—	—	(65)
Equity in earnings of unconsolidated affiliates	(24,352)	(11,693)	(3,251)
Dividends received from unconsolidated affiliates	5,900	3,265	3,688
Depreciation and amortization	25,977	27,416	32,473
Net loss (gain) on sale of assets	368	680	(5,856)
Loss (gain) on extinguishment of debt	3,337	(54)	(251)
Restructuring recoveries	(92)	(31)	(181)
Impairment of long-lived assets and goodwill	—	100	18,930
Impairment of investment in unconsolidated affiliate	—	—	1,483
Non-cash compensation expense	1,394	2,555	1,590
Deferred income taxes	327	(652)	360
Other	293	244	400
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(5,995)	(11,662)	21,195
Inventories	(19,269)	(19,221)	27,681
Other current assets and income taxes receivable	1,092	(427)	(5,329)
Accounts payable and accrued expenses	(2,800)	19,569	(27,011)
Income taxes payable	611	(193)	100
Net cash provided by continuing operating activities	11,880	20,581	16,960
Investing activities:
Capital expenditures	(20,539)	(13,112)	(15,259)
Investments in unconsolidated affiliates	(867)	(4,800)	(500)
Return of capital from unconsolidated affiliate	500	—	—
Proceeds from sale of unconsolidated affiliate	—	—	9,000
Proceeds from sale of assets	269	1,717	7,005
Proceeds from return of split dollar insurance premiums	3,241	—	—
Change in restricted cash	—	7,508	25,277
Other	—	(238)	(218)
Net cash (used in) provided by investing activities	(17,396)	(8,925)	25,305
Financing activities:
Payments of notes payable	(47,587)	(435)	(10,253)
Payments on revolving credit facility	(158,625)	(7,508)	(87,092)
Proceeds from borrowings on revolving credit facility	193,225	—	77,060
Purchase and retirement of Company stock	(1)	(4,995)	—
Proceeds from stock option exercises	146	—	3,831
Debt financing fees	(825)	—	—
Other	(362)	(368)	(305)
Net cash used in financing activities	(14,029)	(13,306)	(16,759)

Cash flows of discontinued operations:
Operating cash flow	—	—	(341)
Net cash used in discontinued operations	—	—	(341)

Effect of exchange rate changes on cash and cash equivalents	4,344	1,682	(2,754)
Net (decrease) increase in cash and cash equivalents	(15,201)	32	22,411
Cash and cash equivalents at end of year	$27,490	$42,691	$42,659

See accompanying notes to Consolidated Financial Statements.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

1. Background
Overview. Unifi, Inc., (the “Company”) is a publicly-traded, multi-national manufacturing company. The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics and higher expected gross margin percentages. The Company sells its polyester and nylon products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester yarn products include recycled polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns. The Company’s nylon products include textured, solution dyed and covered spandex products. The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”). In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China as well as into Europe.

Fiscal Year. The Company’s fiscal year ends on the last Sunday in June. However, the Company’s Brazilian, Colombian, and Chinese subsidiaries’ fiscal years end on June 30th. There are no significant transactions or events that have occurred between these dates and the date of the Company’s financial statements. All references to “2011”, “2010”, and “2009” relate to the 52 week fiscal years ended on June 26, 2011, June 27, 2010, and June 28, 2009, respectively.

All amounts and share amounts, except per share amounts, are presented in thousands, except as otherwise noted.

2. Summary of Significant Accounting Policies
The Company follows generally accepted accounting principles (“GAAP”) in the U.S. (“U.S. GAAP”). The significant accounting policies described below, together with the other notes that follow, are an integral part of the consolidated financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries in which it maintains a controlling financial interest. All account balances and transactions between the Company and the subsidiaries which it controls have been eliminated. Investments in companies where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. For transactions with entities accounted for under the equity method, any intercompany profits on amounts still remaining are eliminated. Amounts originating from any deferral of intercompany profits are recorded within either the Company’s investment account or the account balance to which the transaction specifically relates (e.g., inventory). Only upon settlement of the intercompany transaction with a third party is the deferral of the intercompany profit recognized by the Company.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, certain financial statement disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the period. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results may vary from these estimates. These estimates are reviewed periodically to determine if a change is required.

Reclassification. The Company has reclassified the presentation of certain prior year information to conform to the current year presentation.  The Company has also revised revenue for fiscal years 2010 and 2009 to exclude freight and other selling costs to conform to the current policy regarding the classification of shipping and handling costs.  This resulted in an increase to revenue, cost of sales, and selling, general and administrative expenses of $5,865, $4,114, and $1,751, respectively in fiscal year 2010 and $4,752, $3,565 and $1,187 in fiscal year 2009.  There was no impact to operating or net income (loss).

Cash and Cash Equivalents. Cash equivalents are defined as highly liquid, short-term investments having an original maturity of three months or less. Bank overdrafts for which the bank has not advanced cash, if any, are reclassified to current liabilities. The Company’s U.S. non-interest bearing accounts are fully insured by Federal Deposit Insurance Corporation through calendar year 2012. The Brazilian government insures cash deposits up to sixty thousand Brazilian Real per depositor (or approximately $37). As of June 26, 2011 and June 27, 2010, uninsured Brazilian deposits were $18,171 and $24,186, respectively.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Restricted Cash. Cash deposits held for a specific purpose or held as security for contractual obligations are classified as restricted cash. In accordance with the Company’s debt obligations, proceeds from the sale of domestic property, plant and equipment are deposited into an escrow account and the Company may use the restricted funds to purchase additional qualifying assets. The Company had no restricted cash as of June 26, 2011 and June 27, 2010.

Receivables. Receivables are stated at their net realizable value. Allowances are provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical experience and known pending claims and are recorded as a reduction of net sales. The allowance for uncollectible accounts is shown as a reduction of operating income and reflects the Company’s best estimate of probable losses inherent in its accounts receivable portfolio determined on the basis of historical experience, aging of trade receivables, specific allowances for known troubled accounts and other currently available information. Accounts are written off against the allowance when they are no longer deemed to be collectible. The Company does not have any single customer or affiliated group of customers that comprise more than ten percent of annual consolidated net sales or ending receivables.

Inventories. The Company’s inventories are valued at the lower of cost or market with the cost for the majority of its inventory determined using the first-in, first-out (“FIFO”) method. Certain foreign inventories and limited categories of domestic supplies inventories are valued using the average cost method. The Company’s estimates for inventory reserves for any obsolete, slow-moving or excess inventories are based upon many factors including historical recovery rates, the aging of inventories on-hand, the inventory movement and expected net realizable value of specific products, and current economic conditions.

Property, Plant and Equipment. Property, plant and equipment (“PP&E”) are stated at historical cost less accumulated depreciation. Depreciation is calculated primarily utilizing the straight-line method over the following useful lives:

Asset categories	Depreciable lives
Land improvements	Twenty years
Buildings and improvements	Fifteen to forty years
Machinery and equipment	Seven to fifteen years
Computer and office equipment	Three to seven years
Software	Three years
Other assets	Three to seven years

Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the lesser of their estimated useful lives or the lease term.

The Company capitalizes its costs of developing internal software when the software is used as an integral part of its manufacturing or business processes and the technological feasibility has been established. Internal software costs are amortized over a period of three years and charged to cost of sales and selling, general and administrative (“SG&A”) expenses in accordance with the project type.

Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the determination of net income and shown in other operating (income) expense, net.

Repair and maintenance costs related to PP&E which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the capabilities or production capacity of an existing asset are expensed as incurred. Costs for dismantling, moving, and reinstalling existing equipment are generally charged as restructuring expenses as incurred.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Interest is capitalized when a capital project exceeds certain thresholds and requires a long-term construction period in which to carry out the activities necessary to bring it to the condition and location for its intended use.

PP&E is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Such events include changes in business environment, periods of actual or forecasted losses, or expectations that an asset or asset group will be disposed before the end of its estimated useful life. Recoverability of PP&E is evaluated by a comparison of the carrying amount of the asset or asset group to the future net undiscounted cash flows expected to be generated. If these comparisons indicate that an asset’s value is not recoverable, the impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value. When an impairment loss is recognized, the adjusted carrying amount is depreciated over its remaining useful life. Restoration of a previously recognized impairment loss is not permitted. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell. Depreciation ceases for all assets classified as held for sale. Long-lived assets to be disposed of other than by sale are classified as held for use until they are disposed of. These assets are reported at the lower of carrying amount or their estimated fair value.

Intangible Assets. Finite-lived intangible assets, such as a customer list and non-compete agreements are amortized over their estimated useful lives. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.

Debt Financing Fees. The Company capitalizes costs associated with the financing of its debt obligations. These costs are amortized as additional interest expense following either the effective interest method or the straight-line method. Upon any prepayment of certain of its debt obligations, the Company accelerates the recognition of a pro-rata amount of issuance costs and records an extinguishment of debt.

Investments in Unconsolidated Affiliates. The Company evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates whether or not the affiliate is able to generate and sustain sufficient earnings and cash flows to justify its carrying value.

Derivative Instruments. All derivatives are carried on the balance sheet at fair value and are classified according to their derivative position and the expected timing of settlement. On the date the derivative contract is entered into, the Company may designate the derivative into one of the following categories:
●
Fair value hedge – a hedge of the fair value of a recognized asset, liability or a firm commitment. Changes in the fair value of derivatives designated and qualifying as a fair-value hedge, as well as the offsetting gains and losses on the hedged items, are reported in income in the same period.

●
Cash flow hedge – a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability. The effective portion of gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss), until the underlying transactions are recognized in income. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) to current period earnings on the same line item as the underlying transaction.

●
Net investment hedge – if a derivative is used as a foreign currency hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in foreign currency translation adjustments in accumulated other comprehensive income (loss).

Any ineffective portion of designated hedges is immediately recognized in current period earnings. Derivatives that are not designated for hedge accounting are marked to market at the end of each period with the changes in fair value recognized in current period earnings. Settlements of any fair value or cash flow derivative contracts are classified as cash flows from operating activities; all other settlements are classified as cash flows from financing activities.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Fair Value Measurements. The accounting guidance for fair value measurements and disclosures established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). Fair value is based on assumptions that market participants would use when pricing the asset or liability. The hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs. The Company uses the following to measure fair value for its assets and liabilities:
●	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets
●	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either indirectly or directly
●	Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.

Income Taxes. The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using the tax rate expected to be in effect when taxes are settled or realized.

A valuation allowance is established for deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a competent taxing authority. The Company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Income tax expense related to penalties and interest, if incurred, are included in the provision for income taxes.

Stock-Based Compensation. Compensation expense for stock awards is based on the grant date fair value and expensed over the applicable vesting period. The Company has a policy of issuing new shares to satisfy share option exercises. For awards with a service condition and a graded vesting schedule, the Company has elected an accounting policy of recognizing compensation cost on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in-substance, multiple awards.

Foreign Currency Translation. Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at period-end exchange rates, while income and expenses are translated at average exchange rates during the period. Translation gains and losses are not included in determining net income, but are presented in a separate component of accumulated other comprehensive income (loss). Transaction gains and losses are included in determining net income and are presented within other operating (income) expense, net.

Revenue Recognition. The Company recognizes revenue when (a) there is persuasive evidence of an arrangement, (b) the sales price is fixed or determinable, (c) title and the risks of ownership have been transferred to the customer, and (d) collection of the receivable is reasonably assured. Revenue recognition occurs primarily upon shipment. Revenue includes amounts for certain taxes, interest billed to customers, and shipping and handling costs billed to customers. Revenue excludes value-added taxes or other sales taxes and includes any applicable deductions for returns and allowances, yarn claims, and discounts.

Cost of Sales. The major components of cost of sales are (a) materials and supplies, (b) labor, utility and overhead costs associated with the manufactured products, (c) cost of products purchased for resale, (d) charges or credits associated with inventory reserves, (e) shipping, handling and warehousing costs, (f) product and research and development costs, and (g) all other costs required to be classified as cost of sales.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Shipping, Handling and Warehousing Costs. Shipping, handling and warehousing costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company to its customers. These costs are included in cost of sales.

Research and Development. Research and development costs include hourly wages and fringe benefit costs, production costs of samples for customers, operating supplies and other miscellaneous costs. The cost of research and development is charged to expense as incurred and is included in cost of sales. The Company incurred $2,987, $2,289 and $2,445 of research and development costs during fiscal years 2011, 2010 and 2009, respectively.

Selling, General, and Administrative Expenses. The major components of SG&A expenses are (a) cost of the Company’s sales force and marketing efforts, as well as commissions and credit insurance, (b) costs of maintaining the Company’s general and administrative support functions including, executive management, information technology, human resources, legal, and finance, (c) amortization of intangible assets, and (d) all other costs required to be classified as SG&A expenses.

Severance and Restructuring Charges. The Company records severance related expenses once they are both probable and estimable for severance that is to be provided under an ongoing benefit arrangement. Other restructuring charges for the relocation of equipment, disposal costs, and other exit costs are generally expensed as incurred.

Self Insurance. The Company self-insures certain risks such as employee healthcare claims. Reserves for incurred but not recorded healthcare claims are estimated using historical data, the timeliness of claims processing, medical trends, inflation and any changes in the nature or type of the plan.

Contingencies. Accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Any amounts accrued are not discounted.

3. Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. The standard requires reporting entities to evaluate legal entities for consolidation, changes the approach to determining a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a variable interest entity (“VIE”). The ASU also clarifies, but does not change, the characteristics that identify a VIE and enhances disclosures about a company’s involvement in VIEs. The adoption of this standard during fiscal year 2011 did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which improves the overall presentation comparability and prominence of items reported in Other Comprehensive Income. The Company has elected to adopt this ASU early and changed the presentation of the financial statements for fiscal years 2011, 2010 and 2009 accordingly.

4. Receivables, net
Receivables, net consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Customer receivables	$100,893	$93,689
Allowance for uncollectible accounts	(1,147)	(1,875)
Reserves for yarn quality claims	(1,101)	(1,662)
Net customer receivables	98,645	90,152
Related parties receivables	512	270
Other receivables	1,018	854
Total receivables, net	$100,175	$91,276

Other receivables consist of vendor overpayments and refunds due to the Company.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

The following table presents the annual activities included in the allowance for uncollectible accounts and the reserve for yarn claims:
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b), (c)	Balance at End of Period
Allowance for uncollectible accounts:
Year ended June 26, 2011	$(1,875)	$304	$46	$378	$(1,147)
Year ended June 27, 2010	(3,589)	(123)	46	1,791	(1,875)
Year ended June 28, 2009	(2,712)	(2,414)	168	1,369	(3,589)
Reserve for yarn quality claims:
Year ended June 26, 2011	$(1,662)	$(1,156)	$401	$1,316	$(1,101)
Year ended June 27, 2010	(1,213)	(2,038)	321	1,268	(1,662)
Year ended June 28, 2009	(1,298)	(2,352)	450	1,987	(1,213)

(a) Includes effects of currency translation from restating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. dollar.
(b) Deductions represent accounts written off which were deemed not to be collectible, net of certain recoveries.
(c) Deductions from the reserve for yarn claims represent adjustments to increase or decrease claims based on negotiated amounts or actual versus estimated claim differences.

5. Inventories
Inventories consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Raw materials and supplies	$52,387	$47,374
Work in process	7,000	6,726
Finished goods	80,415	59,934
Gross inventories	139,802	114,034
Inventory reserves	(4,919)	(3,027)
Total inventories	$134,883	$111,007

Certain foreign inventories of $43,734 and $36,452 as of June 26, 2011 and June 27, 2010, respectively, were valued under the average cost method. Included in the Company’s finished goods is $164 and $69 of consigned goods located in El Salvador.

6. Other Current Assets
Other current assets consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Value added taxes receivable	$2,971	$2,281
Prepaid expenses	1,282	1,291
Vendor deposits	921	2,436
Other expenses	57	125
Total other current assets	$5,231	$6,133

Prepaid expenses consist of advanced payments for insurance, public exchange and rating services, professional fees, membership dues, subscriptions and information technology services. Other expenses include non-income related tax payments and employee advances.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

7. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Land	$3,454	$3,574
Land improvements	11,400	10,848
Buildings and improvements	151,484	144,571
Assets under capital lease	9,520	9,520
Machinery and equipment	545,279	548,447
Computers, software and office equipment	19,585	19,384
Construction in progress	4,583	6,816
Transportation equipment	5,162	4,697
Gross property, plant and equipment	750,467	747,857
Less: accumulated depreciation	(590,878)	(588,433)
Less: accumulated amortization – capital lease	(8,562)	(7,925)
Property, plant and equipment, net	$151,027	$151,499

Internal software development costs within PP&E consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Internal software development costs	$1,900	$2,019
Accumulated amortization	(1,568)	(1,458)
Net internal software development costs	$332	$561

Depreciation and amortization expense, internal software development costs amortization, repairs and maintenance costs and capitalized interest for fiscal years 2011, 2010 and 2009 consist of the following:
	2011	2010	2009
Depreciation and amortization expense	$22,671	$22,376	$27,907
Internal software development costs amortization	368	468	136
Repair and maintenance costs	18,638	16,738	16,057
Capitalized interest	—	318	—

8. Intangible Assets, Net
Intangible assets, net consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Customer list	$22,000	$22,500
Non-compete agreements	4,000	4,000
Total intangible assets, gross	26,000	26,500

Accumulated amortization - customer list	(12,134)	(10,460)
Accumulated amortization - non-compete agreements	(2,254)	(1,905)
Total accumulated amortization	(14,388)	(12,365)
Intangible assets, net	$11,612	$14,135
The customer list valuation was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition. Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined. The Company’s annual amortization is recorded over this timeframe and the annual amount is based on the present value analysis initially prepared to value the acquired customer list. The non-compete agreements were valued based on estimated net present values over the restricted periods and are amortized using the straight line method over the periods covered by the covenants not to compete.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Amortization expense for intangible assets for fiscal years 2011, 2010 and 2009 consist of the following:
	2011	2010	2009
Customer list amortization expense	$2,174	$2,992	$2,712
Non-compete amortization expense	349	476	571
Total amortization expense	$2,523	$3,468	$3,283

The following table presents the expected intangible asset amortization for the next five fiscal years:
	2012	2013	2014	2015	2016

Customer list	$2,022	$1,837	$1,481	$1,215	$969
Non-compete agreements	317	317	317	317	317
Total intangible amortization	$2,339	$2,154	$1,798	$1,532	$1,286

9. Other Non-Current Assets
Other non-current assets consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Long-term deposits	$5,709	$5,281
Debt financing fees	3,245	3,585
Premiums on split dollar life insurance policies	374	3,615
Other	82	124
Total other non-current assets	$9,410	$12,605

Long-term deposits consist primarily of deposits with utility companies and value added tax deposits. Premiums on split dollar life insurance policies consist of the value of the Company’s right of return on premiums paid for retiree owned insurance contracts. During fiscal year 2011, one policy was surrendered resulting in a return of premiums to the Company.

10. Accrued Expenses
Accrued expenses consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Payroll and fringe benefit costs	$11,119	$14,127
Utilities	2,237	2,539
Interest	1,900	2,429
Property taxes	885	876
Retiree medical liability	202	165
Severance	—	301
Other	1,152	1,335
Total accrued expenses	$17,495	$21,772

Other accruals consist primarily of sales taxes, marketing expenses, freight expenses, customer deposits, rent and other non-income related taxes.

11. Defined Contribution Plan
The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible domestic salaried and hourly employees. Under the terms of the DC Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions. In March 2009, the Company suspended its match due to economic conditions. In January 2010, the Company reinstated its matching contributions.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

The contribution expense for fiscal years 2011, 2010 and 2009 was as follows:
	2011	2010	2009
Matching contribution expense	$2,105	$833	$1451

12. Long-Term Debt
Long-term debt consists of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Notes payable	$133,722	$178,722
Revolving credit facility	34,600	—
Capital lease obligation	342	668
Total debt	168,664	179,390
Current portion of long-term debt	(342)	(15,327)
Total long-term debt	$168,322	$164,063

Notes Payable
On May 26, 2006, the Company issued $190,000 of 11.5% senior secured notes (“2014 notes”) due May 15, 2014 with interest payable on May 15 and November 15 of each year. The 2014 notes are guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s PP&E, domestic capital stock and some foreign capital stock. Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries.

The Company can currently elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs. The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them or it may refinance all or a portion of the 2014 notes with a new debt offering. The following table presents the components of the Company’s partial redemptions of its 2014 notes and the charges for the extinguishment of debt:
Date	Principal amount	Redemption price	Premium (Discount)	Retirement of Issue Costs and other fees	Loss (gain) on extinguishment of debt

June 30, 2010	$15,000	105.75%	$862	$282	$1,144
February 16, 2011	30,000	105.75%	1,725	468	2,193
Total – FY 2011	$45,000		$2,587	$750	$3,337

September 15, 2009	$500	86.75%	$(66)	$12	$(54)
Total – FY 2010	$500		$(66)	$12	$(54)

April 3, 2009	$8,778	100.00%	$—	$226	$226
June 3, 2009	2,000	73.75%	(525)	48	(477)
Total – FY 2009	$10,778		$(525)	$274	$(251)

On August 5, 2011, the Company completed the redemption of $10,000 of the 2014 notes at a redemption price of 102.875% of the principal amount.

Revolving Credit Facility
Concurrent with the issuance of the 2014 notes, the Company amended its senior secured asset-based revolving credit facility (“Amended Credit Agreement”) which, along with revising certain terms and covenants, extended its maturity date to May 15, 2011. On September 9, 2010, the Company and the Subsidiary Guarantors (as co-borrowers) entered into the First Amendment to the Amended and Restated Credit Agreement ("First Amended Credit Agreement”) with Bank of America, N.A. (as both Administrative Agent and Lender). The First Amended Credit Agreement provides for a revolving credit facility of $100,000 (with the ability of the Company to request that the borrowing capacity be increased up to $150,000) that matures on September 9, 2015. However, if the 2014 notes have not been paid in full on or before February 15, 2014, the maturity date of the Company’s revolving credit facility will be automatically adjusted to February 15, 2014.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

The First Amended Credit Agreement is secured by first-priority liens on the Company’s and its subsidiary guarantors’ inventory, accounts receivable, general intangibles, investment property and certain other property. The Company’s ability to borrow under the First Amended Credit Agreement is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to other conditions and limitations. Borrowings under the First Amended Credit Agreement bear interest at rates of LIBOR plus 2.00% to 2.75% and/or prime plus 0.75% to 1.50% depending on the Company’s level of excess availability. The unused line fee under the First Amended Credit Agreement is 0.375% to 0.50% of the unused line amount. The weighted average interest rate for the revolving credit facility borrowings for fiscal year 2011 was 3.8%. The Company has $2,695 of standby letters of credit at June 26, 2011, none of which have been drawn on. As of June 26, 2011 and June 27, 2010, the Company had $51,734 and $73,879 of borrowing availability under the revolving credit facility.

The First Amended Credit Agreement contains customary affirmative and negative covenants for asset-based loans that restrict future borrowings and certain transactions. Such covenants include restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of the Company’s capital stock, (ii) permitted encumbrances on the Company’s property, (iii) the incurrence of indebtedness by the Company, (iv) the making of loans or investments by the Company, (v) the declaration of dividends and redemptions by the Company and (vi) transactions with affiliates by the Company. So long as pro forma excess availability is at least 27.5% of the total credit facility or, if applicable, other specific conditions are met, the Company can make certain distributions and investments including (i) the payment or making of any dividend, (ii) the redemption or other acquisition of any of the Company’s capital stock, (iii) cash investments in joint ventures, (iv) acquisition of the property and assets or capital stock or a business unit of another entity and (v) loans or other investments to a non-borrower subsidiary. The First Amended Credit Agreement requires the Company to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0 should borrowing availability decrease below 15% of the total credit facility. There are no capital expenditure limitations under the First Amended Credit Agreement. The Company was in compliance with all covenants at June 26, 2011.

The following table presents the maturities of the Company’s long-term debt on a fiscal year basis:
2012	2013	2014	2015	2016	Thereafter	Total
$342	$—	$133,722	$—	$34,600	$—	$168,664

Capital Lease Obligation
On May 20, 1997, the Company entered into a sale leaseback agreement with a financial institution whereby land, buildings and associated real and personal property improvements of certain manufacturing facilities were sold to the financial institution. This transaction has been recorded as a direct financing arrangement with the final payment due and payable July 2012. The interest rate implicit in the agreement is 7.84%. Pursuant to the agreement, the Company retains the right to purchase the property at fair market value at the end of the lease term; however the Company does not expect to exercise this option.

Debt Financing Fees:
In connection with refinancing the revolving credit facility during fiscal year 2011, the Company incurred fees and expenses totaling $825. Debt financing fees are classified within other non-current assets and consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Fees associated with 2014 notes	$7,264	$7,264
Accumulated amortization	(4,861)	(3,905)
Net	2,403	3,359

Fees associated with revolving credit facility	1,051	1,232
Accumulated amortization	(209)	(1,006)
Net	842	226
Debt financing fees, net	$3,245	$3,585

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

The following table presents the amortization charged to interest expense related to debt financing:
	2011	2010	2009
Interest expense	$415	$1,104	$1,147

13. Other Long-Term Liabilities
Other long-term liabilities consist of the following as of June 26, 2011 and June 27, 2010:
	2011	2010
Deferred compensation plan	$1,866	$1,380
Retiree medical liability	696	810
Derivative instruments	408	—
Long-term portion of income taxes payable	868	—
Non-income related taxes	169	—
Total other long-term liabilities	$4,007	$2,190

The Company maintains an unfunded supplemental post employment plan for a select group of management employees. Each participant’s account is credited annually based upon a percentage of their base salary with each participant’s balance adjusted annually to reflect returns of a stock market index. The amounts of expense recorded for this plan within SG&A expenses for fiscal years 2011, 2010 and 2009 were $519, $431, and $165, respectively. Amounts are paid to participants only after termination. The retiree medical liability consists of the discounted future claims the Company expects to pay for certain retiree benefits based on claims history and the terms of the benefit agreements.

The following table presents the annual activities included in the retiree medical liability:
Description	Balance at Beginning of Period	Charged to COGS	Charged to Restructuring	Charged to Other (a)	Deductions (b)	Balance at End of Period (c)
Retiree medical liability:
Year ended June 26, 2011	$975	$230	$(92)	$43	$(258)	$898
Year ended June 27, 2010	1,302	(130)	(31)	50	(216)	975
Year ended June 28, 2009	1,732	(23)	(181)	55	(281)	1,302
(a) Retiree healthcare contributions
(b) Retiree healthcare claims
(c) Balance at end of period consists of the current and long-term portion of the retiree medical liability.

14. Income Taxes
Income (loss) from continuing operations before income taxes consists of the following:
	2011	2010	2009
Income (loss) from continuing operations before income taxes:
United States	$14,737	$(4,399)	$(54,310)
Foreign	17,685	22,770	9,550
	$32,422	$18,371	$(44,760)

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

The provision for (benefit from) income taxes applicable to continuing operations for fiscal years 2011, 2010 and 2009 consists of the following:
	2011	2010	2009
Current:
Federal	$3	$(48)	$—
State	—	—	—
Foreign	6,844	8,325	3,927
	6,847	8,277	3,927
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	486	(591)	374
	486	(591)	374
Income tax provision	$7,333	$7,686	$4,301

Income tax expense was 22.6% and 41.8% of pre-tax income in fiscal years 2011 and 2010 respectively and 9.6% of pre-tax losses in fiscal year 2009. A reconciliation of the provision for (benefit from) income taxes with the amounts obtained by applying the federal statutory tax rate is presented as follows:
	2011	2010	2009

Federal statutory tax rate	35.0%	35.0%	(35.0	) %
State income taxes, net of federal tax benefit	1.1	(0.4)	(3.9)
Foreign income taxed at lower rates	(1.2)	(5.6)	2.1
Repatriation of foreign earnings	6.3	8.4	(3.9)
Unremitted foreign earnings, net of foreign tax credit	11.9	—	—
North Carolina investment tax credit expiration	2.8	5.2	2.2
Change in valuation allowance	(34.8)	(0.4)	45.2
Nondeductible expenses and other	1.5	(0.4)	2.9
Effective tax rate	22.6%	41.8%	9.6%

During the third quarter of fiscal year 2011, the Company changed its indefinite reinvestment assertion related to approximately $16,000 of the earnings and profits held by Unifi do Brasil, Ltda. (“UDB”). During the fourth quarter of 2011, the Company changed the assertion related to the future repatriation of UDB earnings and profits by an additional $10,630. The Company has established a deferred tax liability, net of estimated foreign tax credit, of approximately $3,854 related to the additional income tax that would be due as a result of the current plan to repatriate earnings in future periods. The Company repatriated current foreign earnings of $5,909 and $5,159 during fiscal years 2011 and 2010, respectively, for which the Company recorded an accrual of the related federal income taxes. All remaining undistributed earnings are deemed to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon. As of June 26, 2011, there was $75,635 of accumulated and undistributed foreign earnings.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment. The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years. As results of operations improve, the Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released. A release of the valuation allowance could have a material effect on earnings in the period of release. Significant components of the Company’s deferred tax assets and liabilities as of June 26, 2011 and June 27, 2010 are presented as follows:

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

	2011	2010
Deferred tax assets:
Investments in unconsolidated affiliates	$11,918	$16,331
State tax credits	510	1,391
Accrued liabilities and valuation reserves	4,629	8,219
Net operating loss carryforwards	19,828	20,318
Intangible assets	7,797	8,483
Foreign tax credits	9,757	—
Incentive compensation plans	1,784	923
Other items	3,052	2,256
Total gross deferred tax assets	59,275	57,921
Valuation allowance	(30,164)	(39,988)
Net deferred tax assets	29,111	17,933

Deferred tax liabilities:
Property, plant and equipment	13,006	15,791
Unremitted foreign earnings	12,264	—
Other	2,421	616
Total deferred tax liabilities	27,691	16,407
Net deferred tax asset	$1,420	$1,526

The following table presents the annual activities included in the deferred tax valuation allowance:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended June 26, 2011	$39,988	$(8,815)	$—	$(1,009)	$30,164
Year ended June 27, 2010	40,118	3,574	—	(3,704)	39,988
Year ended June 28, 2009	19,825	24,391	—	(4,098)	40,118

In fiscal year 2011, the valuation allowance decreased $9,824 primarily as a result of the decrease in temporary differences, the effects of the change in the indefinite reinvestment assertion, and a decrease in federal net operating loss carryforwards. In fiscal year 2010, the valuation allowance decreased $130 primarily as a result of a decrease in temporary differences and the expiration of state income tax credit carryforwards which were offset by an increase in federal net operating loss carryforwards. In fiscal year 2009, the valuation allowance increased $20,293 primarily as a result of the increase in federal net operating loss carryforwards and the impairment of goodwill.

As of June 26, 2011, the Company has $47,970 of federal net operating loss carryforwards and $44,325 of state net operating loss carryforwards that may be used to offset future taxable income. The Company has approximately $1,542 of assorted Federal credit carryforwards, and $511 of North Carolina investment tax credit carryforwards, the deferred income tax effects of which, are fully offset by valuation allowances. The Company accounts for investment credits using the flow-through method. These carryforwards, if unused, will expire as follows:

Federal net operating loss carryforwards	2024 through 2030
State net operating loss carryforwards	2012 through 2031
Federal tax credit carryforwards	2012 through 2031
North Carolina investment tax credit carryforwards	2012 through 2015

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is presented as follows:
	2011	2010	2009

Balance at beginning of year	$374	$2,167	$4,666
Gross increases related to current period tax positions	22	—	—
Gross increases related to tax positions in prior periods	931	—	—
Gross decreases related to lapse of applicable statute of limitations	—	(1,793)	(2,499)
Balance at end of year	$1,327	$374	$2,167

None of the unrecognized tax benefits would, if recognized, impact the domestic effective tax rate because the Company has recorded a valuation allowance to fully offset federal and state deferred tax assets. Recognition of $869 of previously unrecognized tax benefits in foreign tax jurisdictions would impact the Company’s effective tax rate.

The gross amount of penalty and interest accrued during fiscal year ended June 26, 2011 was $538. The Company did not accrue interest or penalties related to uncertain tax positions during fiscal years 2010 or 2009.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2005 through 2011, for non-U.S. income taxes for tax years 2001 through 2011, and for state and local income taxes for fiscal years 2001 through 2011. During fiscal year 2009, the Internal Revenue Service completed their examination of the Company's return for fiscal year 2006. The examination resulted in a $349 reduction in the net operating loss carryforward, but did not impact the amount of tax the Company reported on its return.

15. Shareholders’ Equity
On October 27, 2010, the shareholders of the Company approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a ratio of 1-for-3. The reverse stock split became effective November 3, 2010. The Company had 20,060 shares of common stock issued and outstanding immediately following the completion of the reverse stock split. The Company is authorized in its Restated Certificate of Incorporation to issue up to a total of 500,000 shares of common stock at a $0.10 par value per share which was unchanged by the amendment. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

No dividends were paid in the last three fiscal years. The Indenture governing the 2014 notes and the Company’s First Amended Credit Agreement restricts its ability to pay dividends or make distributions on its common stock.

Effective July 26, 2000, the Company’s Board of Directors (“Board”) authorized the repurchase of up to 3,333 shares of its common stock of which approximately 1,044 shares were subsequently repurchased. The repurchase program was suspended in November 2003 and the Company has no immediate plans to reinstitute the program. There is remaining authority for the Company to repurchase approximately 2,289 shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.

On November 25, 2009, the Company agreed to purchase 628 shares of its common stock at a purchase price of $7.95 per share from Invemed Catalyst Fund, L.P. (based on an approximate 10% discount to the closing price of the common stock on November 24, 2009). The purchase of the shares was not pursuant to the Company’s stock repurchase plan. The transaction closed on November 30, 2009 at a total purchase price of $4,995.

16. Stock Options and Stock Awards
On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan authorized the issuance of up to 2,000 shares of common stock pursuant to the grant or exercise of stock options, including incentive stock options, non-qualified stock options and restricted stock, but not more than 1,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant. The 2008 Long-Term Incentive Plan replaced the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 Long-Term Incentive Plan”). The 2008 Long-Term Incentive Plan is the Company’s sole share-based compensation plan, except that prior grants under the 1999 Long-Term Incentive Plan remain subject to that plan’s provisions.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Stock Options
Stock options were granted under the 2008 Long-Term Incentive Plan during fiscal years 2010 and 2009, there were no stock options granted during fiscal year 2011. The fair value and related compensation expense were calculated as of the issuance date using the Black-Scholes model for awards granted in fiscal year 2010, which contain graded vesting provisions based on a continuous service condition. A Monte Carlo model was used for awards granted in fiscal year 2009, which contain vesting provisions subject to market conditions. The stock option valuation models used the following assumptions for fiscal years 2011, 2010 and 2009:

	2011	2010	2009
Expected term (years)	—	5.5	7.9
Interest rate	—	2.8%	3.7%
Volatility	—	63.6%	63.6%
Dividend yield	—	—	—

The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Monte Carlo model simulates future stock movements in order to determine the fair value of the option grant and derived service period.

During fiscal year 2010, the Compensation Committee (“Committee”) of the Board authorized the issuance of 567 stock options from the 2008 Long-Term Incentive Plan to certain key employees and certain members of the Board. The stock options have a service condition, vest ratably over a three year period, and have ten year contractual terms. The Company used the Black-Scholes model to estimate the weighted-average grant date fair value of $3.34 per share.

During fiscal year 2009, the Committee authorized the issuance of 93 stock options from the 2008 Long-Term Incentive Plan to certain key employees. The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock shall have been at least $18 per share for thirty consecutive trading days. The exercise price is $12.48 per share which was equal to the market price of the Company’s stock on the grant date. The Company used a Monte Carlo stock option model to estimate the grant date fair value of $7.47 per share and the derived vesting period of 1.2 years. These options have ten year contractual terms.

At June 26, 2011, the Company has 636 and 1,056 shares reserved for the options that remain outstanding under grants from the 2008 Long-Term Incentive Plan and the 1999 Long-Term Incentive Plan, respectively. No additional options will be issued under the 1999 Long-Term Incentive Plan. The stock option activity for fiscal year 2011 for all plans is presented below:
	Options Outstanding	Weighted Avg. $/Share
Shares under option – at June 27, 2010	1,732	$9.67
Granted	-	-
Exercised	(19)	7.58
Expired	(10)	25.29
Forfeited	(11)	7.19
Shares under option – at June 26, 2011	1,692	9.62

The total intrinsic value of options exercised was $155 and $1,581 in fiscal years 2011 and 2009, respectively. The amount of cash received from the exercise of options was $146 and $3,831 in fiscal years 2011 and 2009, respectively. There were no options exercised in fiscal year 2010.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

A summary of the status of the Company’s non-vested shares under option as of June 26, 2011, and changes during fiscal year ended 2011, is presented below:
Non-vested Shares Under Option	Market Condition Shares	Service Condition Shares	Total Shares	Weighted- Average Grant-Date Fair Value
Non-vested at June 27, 2010	583	567	1,150	$4.52
Granted	-	-	-	-
Vested	-	(189)	(189)	3.34
Forfeited	(6)	(5)	(11)	4.45
Non-vested at June 26, 2011	577	373	950	4.75

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options for select exercise price ranges as of June 26, 2011:
			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$5.73	-	$9.00	1,338	$7.25	6.6	471	$7.46
9.01	-	18.00	133	11.63	6.4	50	10.20
18.01	-	27.00	205	22.15	0.6	205	22.15
27.01	-	33.42	16	29.95	0.5	16	29.95
Totals			1,692	9.62	5.8	742	12.19

The following table presents certain required stock option information for awards granted under the 2008 Long-Term Incentive Plan and the 1999 Long-Term Incentive Plan as of and for the year ended June 26, 2011:
Number of options vested and expected to vest	1,679
Weighted-average price of options vested and expected to vest	$9.65
Intrinsic value of options vested and expected to vest	$6,536
Weighted-average remaining contractual term of options vested and expected to vest	5.8 years
Number of options exercisable as of June 26, 2011	742
Weighted-average exercise price for options currently exercisable	$12.19
Intrinsic value of options currently exercisable	$2,295
Weighted-average remaining contractual term of options currently exercisable	4.1 years

Restricted Stock Units
During fiscal year 2011, the Board authorized the issuance of an aggregate of 25 restricted stock units (“RSUs”) under the 2008 Long-Term Incentive Plan to the Company’s non-employee directors. The RSUs are subject to a thirteen month vesting period. If prior to the vesting date, the grantee dies or has a separation from service as a result of disability, the grantee’s RSUs will become fully vested. The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board. The Company estimated the fair value of the award to be $13.89 per RSU based on the fair value of the Company’s common stock at the award grant date.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

A summary of the Company’s RSU’s as of June 26, 2011 and changes during fiscal year 2011, is presented below.
RSU’s	Units	Weighted- Average Grant-Date Fair Value
Non-vested at June 27, 2010	-	$-
Granted	25	13.89
Vested and Converted	(4)	13.89
Forfeited	-	-
Non-vested at June 26, 2011	21	13.89

The total intrinsic value of RSU’s converted in fiscal year 2011 was $70.

The following table presents certain required information for RSU’s granted under the 2008 Long-Term Incentive Plan as of and for the year ended June 26, 2011:
Number of RSU’s expected to vest	21
Weighted-average price of RSU’s expected to vest	$-
Intrinsic value of RSUs expected to vest	$262
Weighted-average remaining contractual term of RSU’s expected to vest	-

The total compensation cost that was charged against income for fiscal years 2011, 2010 and 2009 related to stock options and RSU’s was $875, $2,124 and $1,425, respectively. These costs were recorded as SG&A expenses with a corresponding offset to additional paid-in-capital. The total income tax benefit recognized for share-based compensation was not material for all periods presented.

As of June 26, 2011, unrecognized compensation costs related to unvested share-based compensation arrangements was $363. The weighted average period over which these costs are expected to be recognized is 0.9 years.

17. Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income:
	2011	2010	2009
Foreign currency translation adjustments	$26,621	$10,128	$3,015
Loss on effective portion of derivative instruments	(1,054)	—	—
Foreign currency loss on intercompany loan	(1,791)	—	—
Accumulated other comprehensive income	$23,776	$10,128	$3,015

Loss on effective portion of derivative instruments includes $646 of other comprehensive loss related to one of the Company’s unconsolidated affiliates.

18. Computation of Earnings Per Share
The following table presents the computation of basic and diluted income (losses) per share (“EPS”):

	2011	2010	2009
Basic EPS:
Net income (loss)	$25,089	$10,685	$(48,996)
Weighted average common shares outstanding	20,065	20,325	20,606
Basic EPS	$1.25	$0.53	$(2.38)

Diluted EPS:
Net income (loss)	$25,089	$10,685	$(48,996)
Weighted average common shares outstanding	20,065	20,325	20,606
Net potential common share equivalents – stock options and RSU’s	420	147	—
Weighted average common shares outstanding	20,485	20,472	20,606
Diluted EPS	$1.22	$0.52	$(2.38)

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	221	284	738

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	577	583	583

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

The calculation of earnings per common share is based on the weighted average number of the Company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

19. Derivative Instruments and Hedging Activities
Following its established procedures and controls, the Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps primarily for purposes of reducing its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates. The Company does not enter into derivative contracts for speculative purposes.

Interest rate swaps:
On February 15, 2011, the Company entered into a twenty-seven month, $25,000 interest rate swap with Bank of America, N.A. to provide a hedge against the variability of cash flows (monthly interest expense payments) on the first $25,000 of LIBOR-based variable rate borrowings under the Company’s revolving credit facility. The interest rate swap allows the Company to fix the LIBOR rate at 1.39%. The Company has designated the swap as a cash flow hedge and determined that the hedge has been and still is highly effective. The amount of loss recognized in accumulated other comprehensive income (loss) for the Company’s cash flow hedge derivative instrument was $408 for fiscal year 2011. There were no cash flow hedges for fiscal years 2010 and 2009. For the fiscal year ended June 26, 2011, the Company did not reclassify any gains (losses) from accumulated other comprehensive income to net income and does not expect to do so during the next twelve months.

Foreign currency forward contracts:
The Company enters into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases denominated in currencies that are not the functional currency of certain entities. As of June 26, 2011, the latest maturity date for all outstanding foreign currency forward contracts is during September 2011. These items are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange gains (losses) resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

The following tables present the fair values of derivative financial instruments:
As of June 26, 2011		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Interest rate swaps	USD	$25,000	$25,000	Other long-term liabilities	$(408)
Foreign exchange contracts	MXP	9,200	770	Accrued expenses	(2)
Total derivative liabilities

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

There were no financial instruments measured at fair value that were in an asset position at June 26, 2011.
As of June 27, 2010		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXP	15,500	$1,231	Other current assets	$14
Total derivative assets

Foreign exchange contracts	EU	2,240	2,826	Accrued expenses	(47)
Total derivative liabilities
(MXP represents the Mexican peso; EU represents the Euro; $R represents the Brazilian Real; USD represents the U.S. dollar).

The fair values of the Company’s foreign exchange contracts and interest rate swaps are estimated by obtaining month-end market quotes for contracts with similar terms.

The effect of marked to market hedging derivative instruments is presented as follows for fiscal years 2011, 2010 and 2009:
		2011	2010	2009
Derivatives not designated as hedges:	Classification
Foreign exchange contracts – MXP/USD	Other operating (income) expense	$89	$101	$(170)
Foreign exchange contracts – EU/USD	Other operating (income) expense	(287)	47	(2)
Foreign exchange contracts – USD/$R	Other operating (income) expense	—	—	236
Total (gain)loss recognized in income		$(198)	$148	$64

By entering into derivative instrument contracts, the Company exposes itself to counterparty credit risk. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counter party. The Company’s derivative instruments do not contain any credit-risk related contingent features.

20. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities
As of June 26, 2011, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis. The following tables present the level within the fair value hierarchy used to measure certain financial assets and liabilities accounted for at fair value on a recurring basis:
As of June 26, 2011:	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivatives related to foreign exchange contracts	$—	$(2)	$—
Derivatives related to interest rate swaps	—	(408)	—
Total liabilities at fair value	$—	$(410)	$—

There were no financial instruments measured at fair value that were in an asset position at June 26, 2011.
As of June 27, 2010:	Level 1	Level 2	Level 3
Assets at fair value:
Derivatives related to foreign exchange contracts	$—	$14	$—
Total assets at fair value	$—	$14	$—

Liabilities at fair value:
Derivatives related to foreign exchange contracts	$—	$(47)	$—
Total liabilities at fair value	$—	$(47)	$—

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated fair value as of June 26, 2011 and June 27, 2010 because of their short-term nature. The carrying amount of the revolving credit facility approximated fair value as of June 26, 2011 and June 27, 2010 because the facility has a floating interest rate. The fair value of the Company’s 2014 notes is based on their most recent traded prices and is considered a Level 2 measurement. The estimated fair values and carrying amounts outstanding, including any current portions, as of June 26, 2011 and June 27, 2010 are presented as follows:

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

	2011	2010
2014 notes – estimated fair value	$138,402	$184,084
2014 notes – carrying amount	133,722	178,722

21. Other (Income) Expense, Net
The components of other operating (income) expense, net for fiscal years 2011, 2010 and 2009 consist of the following:
	2011	2010	2009
Net (gain) loss on sale of assets	$368	$680	$(5,856)
Foreign currency transaction (gains) losses	(19)	(145)	354
Gain from sale of nitrogen credits	—	(1,400)	—
Other, net	(228)	(168)	11
Other operating (income) expense, net	$121	$(1,033)	$(5,491)

Other non-operating expense of $606 for fiscal year 2011 consists primarily of fees associated with an unsuccessful debt refinancing.

22. Investments in Unconsolidated Affiliates and Variable Interest Entities
Parkdale America, LLC
In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL which is accounted for using the equity method of accounting. PAL’s fiscal year end is the Saturday nearest to December 31 and is a limited liability company treated as a partnership for income tax reporting purposes. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel markets located throughout North and South America. PAL has 14 manufacturing facilities located primarily in North Carolina. For its most recently completed fiscal year, PAL’s five largest customers accounted for approximately 80% of total gross sales and 75% of total gross accounts receivable outstanding.

In August 2008, a ten year federal government program commenced providing economic adjustment assistance to domestic users of upland cotton. The cotton subsidy is for cotton consumed in domestic production and the subsidy is paid the month after the eligible cotton is consumed. The subsidy must be used within eighteen months after the marketing year earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provides a subsidy of four cents per pound during the first four years and three cents per pound for the next six years. The Company recognizes its share of PAL’s income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired with an appropriate allocation methodology considering the dual criteria of the subsidy. During the Company’s fiscal years 2011, 2010 and 2009, PAL received $28,795, $22,342 and $14,027 of subsidy payments under the program, respectively. In accordance with the program’s provisions and criteria, the Company has recorded its 34% share of PAL’s earnings under the program, amounting to $13,252, $5,777 and $2,109, respectively.

On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for real property and machinery and equipment, that constitute most of the yarn manufacturing operations of Hanesbrands Inc. (“HBI”) for a purchase price of approximately twenty three million dollars. PAL also entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of its apparel products at any of its locations in North America, Central America, or the Caribbean Basin for a six-year period with an option for HBI to extend for two additional three-year periods.

On March 30, 2011, PAL amended its revolving credit facility to increase the maximum borrowing capacity from one hundred million to two hundred million dollars and extend the maturity date from October 28, 2012 to July 31, 2014. PAL’s revolving credit facility charges a variable interest rate based on either the prime rate or LIBOR rate plus an applicable percentage. PAL’s revolving credit facility also has covenants in place such as the annual limit on capital expenditures, a minimum fixed-charge coverage ratio and a minimum leverage ratio. As of June 2011, PAL’s outstanding borrowings on the revolving credit facility were one hundred forty five million dollars and PAL was in compliance with all debt covenants.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

PAL is subject to price risk related to fixed-price yarn sales. To protect the gross margin of these sales, PAL enters into cotton futures to manage changes in raw material costs. PAL’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. PAL designates certain futures contracts as cash flow hedges with the effective portion of gains and losses recorded in accumulated other comprehensive income until the underlying transactions are recognized in income. As of June 2011, PAL’s accumulated other comprehensive income was comprised of losses related to futures contracts totaling $1,900. All of PAL’s other derivatives not designated as hedges or the ineffective portion of any designated hedges are marked to market each period with the changes in fair value recognized in current period earnings. In addition, PAL may enter into forward contracts for certain cotton purchases, which qualify as derivative instruments. However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.

As of June 26, 2011, the Company’s investment in PAL was $82,955 and shown within investments in unconsolidated affiliates in the Consolidated Balance Sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment consist of the following:

Underlying equity as of June 2011	$101,832
Initial excess capital contributions	53,363
Impairment charge recorded in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(786)
Investment as of June 2011	$82,955

For the 2011, 2010 and 2009 fiscal years, dividends received by the Company from PAL were $4,500, $3,265, and $3,688, respectively.

U.N.F. Industries, Ltd.
In September 2000, the Company and Nilit Ltd. (“Nilit”) formed a 50/50 joint venture, U.N.F. Industries Ltd. (“UNF”), for the purpose of operating nylon extrusion assets to manufacture nylon POY. UNF’s three manufacturing lines are located at Nilit’s production facilities in Migdal Ha-Emek, Israel. All raw material and production services for UNF are provided by Nilit under a separate services agreement. All first quality production units are sold to the Company. UNF’s fiscal year end is December 31st and is a registered Israeli private company.

UNF America, LLC
In October 2009, the Company and Nilit America Inc. formed a 50/50 joint venture, UNF America LLC (“UNF America”), for the purpose of operating a nylon extrusion facility which manufactures nylon POY. UNF America’s production facilities are located in Ridgeway, Virginia and are operated by Nilit America. All raw material and production services for UNF America are provided by Nilit America under a separate services agreement. All first quality production units are sold to the Company. UNF America’s fiscal year end is December 31st and is a limited liability company treated as a partnership for income tax reporting purposes.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. However, the agreement has no stated minimum purchase quantities. Pricing under this supply agreement is negotiated every six months, based on market rates. As of June 26, 2011 the Company’s open purchase orders related to this agreement were $21,699.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

The Company’s raw material purchases under this supply agreement for fiscal years 2011, 2010 and 2009 consist of the following:
	2011	2010	2009
UNF	$18,698	$14,848	$17,400
UNF America	17,570	9,314	—
Total	$36,268	$24,162	$17,400

As of June 2011, the Company’s combined investments in UNF and UNF America were $3,789 and shown within investments in unconsolidated affiliates in the consolidated balance sheets. For 2011, combined dividends received by the Company from UNF and UNF America were $1,400. In addition, the Company received a $500 return of capital from UNF America during 2011. There were no dividends received during fiscal years 2010 or 2009.

The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. As of June 26, 2011 and June 27, 2010, the Company had combined outstanding accounts payable due to UNF and UNF America of $4,124 and $4,554, respectively. Upon the adoption of ASU No. 2009-17, the Company determined UNF and UNF America are VIEs, the Company is the primary beneficiary and, under U.S. GAAP, the Company should consolidate the two entities. As the Company purchases substantially all the output from the two entities, and, as the two entities’ balance sheets constitute less than 2.0% of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Repreve Renewables, LLC
In April 2010, the Company entered into an agreement with two other unaffiliated entities to form Repreve Renewables, LLC (“Renewables”) and received a 40% ownership interest for its four million dollar contribution. Renewables is a development stage enterprise formed to cultivate, grow and sell biomass crops, including crop feedstock intended for use as a fuel in the production of energy as well as to provide value added processes for cultivating, harvesting or using biomass crops. Renewables has the exclusive license to commercialize FREEDOM™ Giant Miscanthus (“FGM”). FGM is a miscanthus grass strain used to convert sunlight to biomass energy. Renewables’ success will depend in part on its ability to license individual growers to produce FGM and sell feedstock to those growers.

Renewables has generated net losses since inception and its members have agreed to make ongoing capital contributions to the extent required to continue Renewables’ business. Through June 2011, the Company has made $1,117 of additional capital contributions since inception for its share of working capital and on-going operating costs.

The Company has determined Renewables is a VIE but the Company is not the primary beneficiary and therefore it does not need to be consolidated. As of June 26, 2011, the Company’s investment in Renewables was $4,514, is shown within investment in unconsolidated affiliates in the consolidated balance sheets, and represents the Company’s maximum exposure to loss.

Condensed balance sheet information as of June 26, 2011 and June 27, 2010 and condensed income statement information for fiscal years ended 2011, 2010 and 2009 for the Company’s unconsolidated affiliates are presented in the tables that follow. As PAL is defined as significant, its information is separately disclosed.
	2011 (unaudited)
	PAL	Other	Total
Current assets	$398,338	$13,405	$411,743
Noncurrent assets	155,505	9,588	165,093
Current liabilities	100,284	5,588	105,872
Noncurrent liabilities	154,054	—	154,054
Shareholders’ equity and capital accounts	299,505	17,405	316,910

The Company’s portion of undistributed earnings	12,637	965	13,602

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

	2010 (unaudited)
	PAL	Other	Total
Current assets	$198,958	$12,262	$211,220
Noncurrent assets	120,380	6,701	127,081
Current liabilities	48,220	5,238	53,458
Noncurrent liabilities	25,621	2,000	27,621
Shareholders’ equity and capital accounts	245,497	11,725	257,222

	2011 (unaudited)
	PAL	Other	Total
Net sales	$1,110,184	$38,292	$1,148,476
Gross profit	80,754	5,739	86,493
Income from operations	70,132	2,545	72,677
Net income	68,946	1,794	70,740
Depreciation and amortization	31,916	1,185	33,101

	2010 (unaudited)
	PAL	Other	Total
Net sales	$599,926	$22,915	$622,841
Gross profit	53,715	3,481	57,196
Income from operations	37,388	1,508	38,896
Net income	37,660	1,296	38,956
Depreciation and amortization	21,245	1,599	22,844

	2009 (unaudited)
	PAL	Other	Total
Net sales	$408,841	$18,159	$427,000
Gross profit (loss)	24,011	(2,349)	21,662
Income (loss) from operations	14,090	(3,649)	10,441
Net income (loss)	10,367	(3,338)	7,029
Depreciation and amortization	18,805	1,896	20,701

23. Restructuring and Severance
Restructuring
On January 11, 2010, the Company announced the creation of Unifi Central America, Ltda. de C.V. (“UCA”). With a base of operations established in El Salvador, UCA serves customers primarily in the Central American region. The Company began dismantling and relocating polyester equipment from its Yadkinville, North Carolina facility to the region during the third quarter of fiscal year 2010 and completed the startup of the UCA manufacturing facility in the second quarter of fiscal year 2011. The Company incurred $948 and $770 in polyester equipment relocation costs during fiscal years 2011 and 2010, respectively. In addition, the Company incurred $628 for costs of reinstalling idle texturing equipment to replace the manufacturing capacity in its Yadkinville, North Carolina facility in fiscal year 2011. These costs were charged to restructuring expense as incurred.

Severance
During fiscal year 2008, the Company recorded severance for its former Chief Executive Officer (“CEO”) and former Chief Financial Officer (“CFO”). The table below presents changes to the severance reserves for the fiscal years ended June 26, 2011 and June 27, 2010:
	Balance 2009	Payments	Adjustments	Balance 2010	Payments	Balance 2011
Accrued severance	$1,687	(1,406)	20	$301	(301)	─

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

24. Impairment Charges
Impairment of long-lived assets
During fiscal year 2009, the Company determined that a review of the remaining assets held for sale located in Kinston, North Carolina was necessary as a result of sales negotiations. The cash flow projections related to these assets were based on the expected sales proceeds, which were estimated based on the current status of negotiations with a potential buyer. As a result of this review, the Company determined that the carrying value of the assets exceeded the fair value and recorded $350 in non-cash impairment charges related to these assets. During fiscal year 2010, the Company completed the disposal of the assets held for sale in Kinston, North Carolina and based on the contract price; the Company recorded an additional $100 non-cash impairment charge.

Goodwill Impairment
Based on a decline in its market capitalization during fiscal year 2009 and difficult market conditions, the Company determined that it was appropriate to re-evaluate the carrying value of its goodwill. Projected cash flows were based on the Company’s forecasts of volume, with consideration of relevant industry and recent macroeconomic trends. The fair value of the domestic polyester reporting unit was determined based upon a combination of a discounted cash flow analysis and a market approach utilizing market multiples of “guideline” publicly traded companies. As a result of the findings, the Company determined that the goodwill was impaired and recorded an impairment charge of $18,580 in fiscal year 2009.

Impairment of investment in unconsolidated affiliates
During fiscal year 2009, the Company and Sinopec Yizheng Chemical Fiber Co., Ltd (“YCFC”) renegotiated the proposed agreement to sell the Company’s interest in Yihua Unifi Fibre Company Limited (“YUFI”) to YCFC from $10,000 to $9,000. As a result, the Company recorded an additional impairment charge of $1,483 which included $483 related to certain disputed accounts receivable and $1,000 related to the fair value of its investment.

25. Operating Leases
The Company routinely leases sales and administrative office space, warehousing and distribution centers, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. Certain of these leases include renewal options and options to purchase. Future minimum lease payments to be made by the Company for non-cancelable operating leases with initial terms in excess of one year as of June 26, 2011 consisted of the following:
2012	2013	2014	2015	2016	Thereafter	Total
$1,591	$1,349	$1,198	$1,147	$883	$793	$6,961

For fiscal years 2011, 2010 and 2009, rental expenses incurred under operating leases, net of any sublease rental income consisted of the following:
	2011	2010	2009
Rental expense	$2,719	$2,368	$3,177

26. Commitments and Contingencies
Collective Bargaining Agreements
While employees of the Company’s foreign operations are generally unionized, none of the Company’s domestic labor force is currently covered by a collective bargaining agreement.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Environmental
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

Purchase Obligations
The table below presents the Company’s future purchase obligations entered into in the ordinary course of business that are covered under an agreement (that specifies all significant terms, price provisions, and timing) to purchase goods or services that is enforceable and legally binding.
2012	2013	2014	2015	2016	Thereafter	Total
$17,560	$14,181	$7,348	$545	$227	$—	$39,861
The purchase obligations primarily consist of utility, software, and other service agreements.

Unconditional Purchase Obligations
Certain of the Company’s manufacturing operations are a party to unconditional purchase obligations for commitments for certain defined levels of utility resources. The Company expects to take delivery of and to use these resources within the defined time periods and in the normal course of business. These commitments qualify as normal purchases. The payments to be made as part of these commitments are included within the purchase obligation table above and are separately shown below:
2012	2013	2014	2015	2016	Thereafter	Total
$16,288	$14,098	$7,265	$545	$227	$—	$38,423

For fiscal years 2011, 2010 and 2009, utility costs incurred under these commitments consisted of the following:
	2011	2010	2009
Utility costs for unconditional purchase obligations	$34,677	$33,070	$28,794

Litigation
The Company is aware of certain claims against it for the alleged use of non-compliant “Berry Amendment” nylon POY in yarns that the Company sold which may have ultimately been used to manufacture certain U.S. military garments (the “Military Claims”). Although the Company believes it has certain potential defenses to the claims, the estimate of possible losses, before considering any potential salvage values for the garments, ranges from $200 to $2,100. The Company has appropriately accrued for this contingency. It is reasonably possible that the Company’s estimate may differ from the actual claim amount; however, the Company believes any change would not be material to the financial statements.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

27. Related Party Transactions
The following table presents the significant related party receivables and payables as of June 26, 2011 and June 27, 2010:
Related Party Receivables	2011	2010
Dillon Yarn Corporation	$6	$21
American Drawtech Company, Inc.	506	249
Total related party receivables (included within receivables, net)	$512	$270
Related Party Payables
Dillon Yarn Corporation	$276	$491
American Drawtech Company, Inc.	11	10
Salem Leasing Corporation	280	355
Total related party payables (included within accounts payable)	$567	$856

The following table presents related party transactions for fiscal years 2011, 2010 and 2009:
Affiliated Entity	Transaction Type	2011	2010	2009
Dillon Yarn Corporation	Expenses for a Sales Service Agreement	$1,300	$1,500	$1,383
Dillon Yarn Corporation	Sales	51	71	52
Dillon Yarn Corporation	Yarn Purchases	2,302	3,173	2,751
American Drawtech Company, Inc	Sales	4,042	2,041	2,190
American Drawtech Company, Inc	Yarn Purchases	129	53	15
Titan Textile Canada, Inc.	Sales	—	—	734
Salem Leasing Corporation	Transportation Equipment Costs	3,400	2,975	3,343
Invemed Catalyst Fund L.P.	Stock Purchase	—	4,995	—

In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon Yarn Corporation (“Dillon”). Mr. Stephen Wener, the former President and CEO of Dillon served on the Company’s Board from May 2007 until his death in February 2011. On March 9, 2011, the Company appointed Mr. Mitchel Weinberger, the new President and Chief Operating Officer of Dillon, to its Board as a director. In connection with the Dillon acquisition, the Company and Dillon entered into an agreement under which the Company agreed to pay Dillon for certain sales and services to be provided by Dillon's sales staff and executive management. The initial term of the agreement was for two years however it has been extended in one year intervals three times. In addition, the Company recorded sales to and commission income from Dillon and has purchased products from Dillon in the ordinary course of business.

Mr. Wener was an Executive Vice President of American Drawtech Company, Inc. (“ADC”) and beneficially owned a 12.5% equity interest in ADC.

During fiscal year 2009, Mr. Wener was a director of Titan Textile Canada, Inc. (“Titan”) and beneficially owned a 12.5% equity interest in Titan. As of February 24, 2009, Mr. Wener resigned as director of Titan and sold his equity interest in Titan.

Mr. Kenneth G. Langone, a member of the Company’s Board, is a director, stockholder, and Chairman of the Board of Salem Holding Company. The Company leases tractors and trailers from Salem Leasing Corporation, a wholly-owned subsidiary of Salem Holding Company. In addition to the monthly minimum lease payments, the Company also incurs expenses for routine repair and maintenance and other expenses related to the leased tractors and trailers.

On November 25, 2009, the Company entered into a stock purchase agreement with Invemed Catalyst Fund L.P. (the “Fund”). The Company agreed to purchase 628 shares at a purchase price of $7.95 (an approximate 10% discount to the closing price). The transaction closed on November 30, 2009 at a total purchase price of $4,995. Mr. Langone is the principal stockholder and CEO of Invemed Securities, Inc., which is a managing member of Invemed Catalyst Gen Par, LLC, and the general partner of the Fund. Mr. William M. Sams, another member of the Company’s Board, is a limited partner of the Fund. Neither Mr. Langone nor Mr. Sams were involved in any decisions by the Board with respect to the stock purchase agreement.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

28. Business Segment Information
The Company processes and sells multi-filament polyester and nylon yarns for a wide range of end-uses. The Company operates ten manufacturing sites, has locations in five countries and has over one thousand customers. Periodically, the Company evaluates the factors used to identify its operating and reportable segments. The following recent developments and other factors were considered:
●	The Company’s expansion efforts in El Salvador;
●	The recent and expected growth for the Company’s Asian operation;
●	The on-going emphasis and evolution of the Company’s premium value-added product portfolio;
●	The various strategic capital investments such as the Company’s new recycling center;
●	The information reviewed by and the frequency of review by its chief operating decision maker;
●
The Company’s current views for the markets in which it participates as well as the expected and potential impacts of various regional trade agreements on these markets and the Company’s customers therein; and

●	The Company’s current organizational and operating structure.

Based on this analysis, the Company now has three operating segments which are also its reportable segments. The Company’s segments are Polyester, Nylon and International. The Company has separated its previously reportable Polyester segment into the new reportable Polyester and International segments. This separation had no effect on the Company’s previously reported consolidated results of operations, financial position or cash flows. The Company has reclassified historical amounts to conform to the current segment presentation.

Each reportable segment derives its revenues as follows:
●
The polyester segment manufactures recycled Chip, POY, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, automotive upholstery, hosiery, home furnishings, industrial and other end-use markets. The polyester segment consists of manufacturing operations in the U.S. and El Salvador.

●
The nylon segment manufactures textured nylon and covered spandex products with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets. The nylon segment consists of manufacturing operations in the U.S. and Colombia.

●
The international segment’s products include textured polyester and resale yarns. The international segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions. The segment includes manufacturing and sales offices in Brazil and a sales office in China.

The Company evaluates the operating performance of its segments based upon Segment Adjusted Profit which is defined as segment gross profit plus segment depreciation and amortization less segment SG&A.  Segment operating profit represents segment net sales less cost of sales, restructuring and impairment charges and selling, general and administrative expenses.  The accounting policies for the segments are consistent with the Company’s accounting policies.  Intersegment sales are accounted for at current market prices.  Segmented financial information of the Polyester, Nylon, and International segments, is presented below:
	Polyester	Nylon	International	Total
Fiscal year 2011:
Net sales to external customers	$375,605	$163,354	$173,853	$712,812
Intersegment sales	2,668	1,298	1,084	5,050
Segment Adjusted Profit	16,967	14,184	24,385	55,536
Segment operating profit	(2,441)	10,897	20,053	28,509
Segment depreciation and amortization	17,924	3,287	4,332	25,543
Restructuring charges	1,484	-	-	1,484
Segment assets	219,723	81,132	125,248	426,103
Capital expenditures	13,650	1,057	5,626	20,333

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

	Polyester	Nylon	International	Total
Fiscal year 2010:
Net sales to external customers	$308,691	$165,098	$148,829	$622,618
Intersegment sales	8,415	291	821	9,527
Segment Adjusted Profit	12,569	14,316	24,633	51,518
Segment operating profit	(7,949)	10,839	21,588	24,478
Segment depreciation and amortization	19,679	3,477	3,045	26,201
Restructuring charges	739	-	-	739
Impairment of long-lived assets	100	-	-	100
Segment assets	209,314	81,398	111,624	402,336
Capital expenditures	9,709	825	2,313	12,847

	Polyester	Nylon	International	Total
Fiscal year 2009:
Net sales to external customers	$289,864	$151,736	$116,815	$558,415
Intersegment sales	3,986	81	549	4,616
Segment Adjusted Profit	(2,636)	10,292	12,911	20,567
Segment operating profit (loss)	(42,001)	3,360	8,823	(29,818)
Segment depreciation and amortization	20,236	6,859	4,088	31,183
Restructuring charges	199	73	-	272
Impairment of long-lived assets and goodwill	18,930	-	-	18,930
Segment assets	202,804	75,023	109,627	387,454
Capital expenditures	10,455	664	3,519	14,638

The following tables present reconciliations from segment data to consolidated reporting data for fiscal years 2011, 2010 and 2009:
	2011	2010	2009
Segment operating profit (loss)	$28,509	$24,478	$(29,818)
Restructuring charges	-	-	(181)
(Benefit) provision for bad debts	(304)	123	2,414
Other operating (income) expense, net	121	(1,033)	(5,491)
Operating income (loss)	28,692	25,388	(26,560)
Interest income	(2,511)	(3,125)	(2,933)
Interest expense	19,190	21,889	23,152
Other non-operating expense	606	-	-
Loss (gain) on extinguishment of debt	3,337	(54)	(251)
Equity in earnings of unconsolidated affiliates	(24,352)	(11,693)	(3,251)
Impairment of investment in unconsolidated affiliates	-	-	1,483
Income (loss) from continuing operations before income taxes	$32,422	$18,371	$(44,760)

	2011	2010	2009
Segment depreciation and amortization	$25,543	$26,201	$31,183
Depreciation included in other operating (income) expense	19	111	143
Amortization included in interest expense	415	1,104	1,147
Consolidated depreciation and amortization	$25,977	$27,416	$32,473

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

	2011	2010	2009
Segment assets	$426,103	$402,336	$387,454
Corporate current assets	6,637	11,151	9,892
Unallocated corporate PP&E	9,711	10,282	11,388
Other non-current corporate assets	3,667	7,200	8,147
Investments in unconsolidated affiliates	91,258	73,543	60,051
Consolidated assets	$537,376	$504,512	$476,932

The difference between total capital expenditures for long-lived assets and the segment total relates to corporate projects. For fiscal years 2011, 2010 and 2009, corporate capital expenditures for long-lived assets totaled $206, $265, and $621, respectively.

Geographic Data:
Geographic information for net sales for the Company’s fiscal years is based on the operating locations from where the items were produced or distributed. Geographic information for long-lived assets is comprised of property, plant and equipment, net and is based on where the asset is located.
	2011	2010	2009
Net sales:
U.S.	$502,255	$463,222	$438,429
Latin America	181,373	141,230	116,932
Asia	29,184	18,166	3,054
Total	$712,812	$622,618	$558,415

Export sales from the Company’s U.S. operations to external customers were approximately $82,944 in fiscal year 2011, $94,255 in fiscal year 2010, and $86,399 in fiscal year 2009.
	2011	2010	2009
Long-lived assets:
U.S.	$123,399	$129,322	$$140,863
Latin America	27,569	22,101	19,780
Asia	59	76	-
Total	$151,027	$151,499	$160,643

29. Discontinued Operations
In July 2004, the Company announced its decision to close its European manufacturing operations including the polyester manufacturing facilities in Ireland. In March 2009, the Company completed the final accounting for the closure of the subsidiary and filed the appropriate dissolution papers with the Irish government.

30. Quarterly Results (Unaudited)
Quarterly financial data for fiscal years 2011 and 2010 is presented below:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Net sales	$175,092	$162,139	$179,390	$196,191
Gross profit	21,546	19,490	15,601	18,015
Net income (loss)	10,235	5,385	(4,045)	13,514

Per share of common stock (basic and diluted):
Net income (loss) – basic (1)	$0.51	$0.27	$(0.20)	$0.67
Net income (loss) – diluted (1)	$0.50	$0.26	$(0.20)	$0.66

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Net sales for the fourth quarter of 2011 were higher versus both the prior quarter and the prior year quarter as a result of mix enrichment efforts and higher selling prices related to raw material pricing. The Company’s share of earnings from PAL was $12,048 for the fourth quarter of 2011, an improvement of $14,498 versus the prior quarter and $6,513 versus the prior year quarter. The earnings of the joint venture were favorably impacted by lower cotton costs and the realization of the benefits from strategic operating decisions.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Net sales	$144,179	$143,639	$156,284	$178,516
Gross profit	19,791	17,770	17,004	18,686
Net income	2,489	1,953	771	5,472

Per share of common stock (basic and diluted):
Net income – basic (1)	$0.12	$0.10	$0.04	$0.27
Net income – diluted (1)	$0.12	$0.09	$0.04	$0.27

(1) Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

31. Subsequent Events
On August 5, 2011, the Company completed the redemption of an aggregate principal amount of $10,000 of its 2014 notes. The Company redeemed the 2014 notes pursuant to its terms at 102.875% making the aggregate redemption price $10,287 which excludes $174 in accrued interest. The Company financed the redemption through borrowings under its revolving credit facility. In connection with the redemption, the Company entered into a twenty-one month, $10,000 interest rate swap with Bank of America, N.A. to provide a hedge against the variability of cash flows (monthly interest expense payments) on $10,000 of LIBOR-based variable rate borrowings under the Company’s revolving credit facility. This interest rate swap allows the Company to fix the LIBOR rate at 0.75%.

The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no other items deemed reportable.

32. Supplemental Cash Flow Information
For fiscal years 2011, 2010 and 2009, cash payments for interest and taxes consisted of the following:
	2011	2010	2009
Interest, net of capitalized interest	$19,292	$20,696	$22,639
Income taxes, net of refunds	7,486	8,550	3,164

33. Condensed Consolidating Financial Statements
In accordance with the Indenture governing the Company’s 2014 notes, certain of the Company’s subsidiaries have guaranteed the notes, jointly and severally, on a senior secured basis.

The following presents the condensed consolidating financial statements separately for:
●	Parent company, the issuer of the guaranteed obligations;
●	Guarantor subsidiaries, on a combined basis, as specified in the Indenture;
●	Non-guarantor subsidiaries, on a combined basis;
●
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in its subsidiaries and (d) record consolidating entries; and

●	Parent company, on a consolidated basis.

Each subsidiary guarantor is 100% owned by Unifi, Inc. and all guarantees are full and unconditional. The non-guarantor subsidiaries predominantly represent the foreign subsidiaries which do not guarantee the notes. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements. Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries for the notes is presented below.

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Balance Sheet Information as of June 26, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$1,656	$323	$25,511	$-	$27,490
Receivables	-	69,800	30,375	-	100,175
Intercompany accounts receivable	3	6,755	500	(7,258)	-
Inventories	-	84,193	50,690	-	134,883
Income taxes receivable	419	-	159	-	578
Deferred income taxes	3,482	-	2,230	-	5,712
Other current assets	122	588	4,521	-	5,231
Total current assets	5,682	161,659	113,986	(7,258)	274,069

Property, plant and equipment	8,889	114,510	27,628	-	151,027
Intangible assets, net	-	11,612	-	-	11,612
Investments in unconsolidated affiliates	-	82,955	8,303	-	91,258
Investments in consolidated subsidiaries	456,288	-	-	(456,288)	-
Intercompany notes receivable	-	-	16,545	(16,545)	-
Other non-current assets	3,619	3,048	2,743	-	9,410
Total assets	$474,478	$373,784	$169,205	$(480,091)	$537,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$164	$35,207	$7,471	$-	$42,842
Intercompany accounts payable	409	-	6,849	(7,258)	-
Accrued expenses	2,037	11,717	3,741	-	17,495
Income taxes payable	-	-	421	-	421
Current portion of long-term debt	-	342	-	-	342
Total current liabilities	2,610	47,266	18,482	(7,258)	61,100

Long-term debt	168,322	-	-	-	168,322
Intercompany notes payable	-	-	16,545	(16,545)	-
Other long-term liabilities	409	2,562	1,036	-	4,007
Deferred income taxes	3,482	-	810	-	4,292
Total liabilities	174,823	49,828	36,873	(23,803)	237,721
Shareholders’/ invested equity	299,655	323,956	132,332	(456,288)	299,655
Total liabilities and shareholders’ equity	$474,478	$373,784	$169,205	$(480,091)	$537,376

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Balance Sheet Information as of June 27, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$9,938	$1,832	$30,921	$-	$42,691
Receivables	-	68,012	23,264	-	91,276
Intercompany accounts receivable	221,670	(209,991)	720	(12,399)	-
Inventories	-	69,930	41,077	-	111,007
Deferred income taxes	-	-	1,623	-	1,623
Other current assets	79	1,066	4,988	-	6,133
Total current assets	231,687	(69,151)	102,593	(12,399)	252,730

Property, plant and equipment	9,163	120,159	22,177	-	151,499
Intangible assets, net	-	14,135	-	-	14,135
Investments in unconsolidated affiliates	-	65,446	8,097	-	73,543
Investments in consolidated subsidiaries	407,605	-	-	(407,605)	-
Intercompany notes receivable	-	-	5,040	(5,040)	-
Other non-current assets	7,200	2,999	2,406	-	12,605
Total assets	$655,655	$133,588	$140,313	$(425,044)	$504,512

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$218	$33,158	$7,286	$-	$40,662
Intercompany accounts payable	214,087	(213,457)	11,769	(12,399)	-
Accrued expenses	2,732	15,746	3,294	-	21,772
Income taxes payable	-	(44)	549	-	505
Current portion of long-term debt	15,000	327	-	-	15,327
Total current liabilities	232,037	(164,270)	22,898	(12,399)	78,266

Long-term debt	163,722	341	-	-	164,063
Intercompany notes payable	-	-	5,040	(5,040)	-
Other long-term liabilities	-	2,190	-	-	2,190
Deferred income taxes	-	-	97	-	97
Total liabilities	395,759	(161,739)	28,035	(17,439)	244,616
Shareholders’/ invested equity	259,896	295,327	112,278	(407,605)	259,896
Total liabilities and shareholders’ equity	$655,655	$133,588	$140,313	$(425,044)	$504,512

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Fiscal Year Ended June 26, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$502,255	$211,912	$(1,355)	$712,812
Cost of sales	—	456,649	183,511	(2,000)	638,160
Gross profit	—	45,606	28,401	645	74,652
Restructuring charges	—	1,484	—	—	1,484
Equity in subsidiaries	(25,597)	—	—	25,597	—
Selling, general and administrative expenses	—	32,051	12,604	4	44,659
(Benefit) provision for bad debts	—	(723)	419	—	(304)
Other operating (income) expense, net	(23,362)	21,316	337	1,830	121
Operating income (loss)	48,959	(8,522)	15,041	(26,786)	28,692

Interest income	—	(256)	(2,774)	519	(2,511)
Interest expense	19,096	53	560	(519)	19,190
Other non-operating expense	528	—	78	—	606
Loss on extinguishment of debt	3,337	—	—	—	3,337
Equity in earnings of unconsolidated affiliates	—	(22,655)	(1,249)	(448)	(24,352)
Income (loss) from continuing operations before income taxes	25,998	14,336	18,426	(26,338)	32,422
Provision for income taxes	909	—	6,424	—	7,333
Net income (loss)	$25,089	$14,336	$12,002	$(26,338)	$25,089

Statement of Comprehensive Income (Loss) Information for the Fiscal Year Ended June 26, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$25,089	$14,336	$12,002	$(26,338)	$25,089
Other comprehensive income (loss)
Foreign currency adjustments	14,702	—	14,702	(14,702)	14,702
Loss on cash flow hedge	(1,054)	(646)	—	646	(1,054)
Other comprehensive income	13,648	(646)	14,702	(14,056)	13,648
Comprehensive income (loss)	$38,737	$13,690	$26,704	$(40,394)	$38,737

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Fiscal Year Ended June 27, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$463,222	$160,250	$(854)	$622,618
Cost of sales	—	421,195	129,259	(1,087)	549,367
Gross profit	—	42,027	30,991	233	73,251
Restructuring charges	—	739	—	—	739
Impairment of long-lived assets	—	100	—	—	100
Equity in subsidiaries	(11,003)	—	—	11,003	—
Selling, general and administrative expenses	(16)	37,301	10,703	(54)	47,934
Provision (benefit) for bad debts	—	193	(70)	—	123
Other operating (income) expense, net	(22,341)	20,591	(526)	1,243	(1,033)
Operating income (loss)	33,360	(16,897)	20,884	(11,959)	25,388

Non-operating (income) expenses:
Interest income	(41)	(198)	(2,886)	—	(3,125)
Interest expense	21,996	(238)	131	—	21,889
Gain on extinguishment of debt	(54)	—	—	—	(54)
Equity in (earnings) losses of unconsolidated affiliates	—	(11,605)	(802)	714	(11,693)
Income (loss) from continuing operations before income taxes	11,459	(4,856)	24,441	(12,673)	18,371
Provision (benefit) for income taxes	774	(32)	6,944	—	7,686
Net income (loss)	$10,685	$(4,824)	$17,497	$(12,673)	$10,685

Statement of Comprehensive Income (Loss) Information for the Fiscal Year Ended June 27, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$10,685	$(4,824)	$17,497	$(12,673)	$10,685
Other comprehensive income (loss)
Foreign currency adjustments	7,113	—	7,113	(7,113)	7,113
Loss on cash flow hedge	—	—	—	—	—
Other comprehensive income,	7,113	—	7,113	(7,113)	7,113
Comprehensive income (loss)	$17,798	$(4,824)	$24,610	$(19,786)	$17,798

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Fiscal Year Ended June 28, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$438,429	$120,555	$(569)	$558,415
Cost of sales	—	424,670	104,495	(443)	528,722
Gross profit	—	13,759	16,060	(126)	29,693
Restructuring charges, net	—	91	—	—	91
Impairment of long-lived assets and goodwill	—	18,930	—	—	18,930
Equity in subsidiaries	49,379	—	—	(49,379)	—
Selling, general and administrative expenses	216	32,915	7,334	(156)	40,309
Provision (benefit) for bad debts	—	2,599	(185)	—	2,414
Other operating (income) expense, net	(23,286)	18,097	(127)	(175)	(5,491)
Operating income (loss)	(26,309)	(58,873)	9,038	49,584	(26,560)

Interest income	(161)	(48)	(2,724)	—	(2,933)
Interest expense	23,099	110	(57)	—	23,152
Gain on extinguishment of debt	(251)	—	—	—	(251)
Equity in (earnings) losses of unconsolidated affiliates	—	(4,725)	1,668	(194)	(3,251)
Impairment of investment in unconsolidated affiliates	—	483	1,000	—	1,483
Income (loss) from continuing operations before income taxes	(48,996)	(54,693)	9,151	49,778	(44,760)
Provision for income taxes	—	3	4,298	—	4,301
Income (loss) from continuing operations	(48,996)	(54,696)	4,853	49,778	(49,061)
Income from discontinued operations, net of tax	—	—	65	—	65
Net income (loss)	$(48,996)	$(54,696)	$4,918	$49,778	$(48,996)

Statement of Comprehensive Income (Loss) Information for the Fiscal Year Ended June 28, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(48,996)	$(54,696)	$4,918	$49,778	$(48,996)
Other comprehensive income (loss)
Foreign currency adjustments	(16,960)	—	(16,960)	16,960	(16,960)
Loss on cash flow hedge	—	—	—	—	—
Other comprehensive income	(16,960)	—	(16,960)	16,960	(16,960)
Comprehensive income (loss)	$(65,956)	$(54,696)	$(12,042)	$66,738	$(65,956)

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Statements of Cash Flows Information for the Fiscal Year Ended June 26, 2011:
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$2,183	$4,930	$5,217	$(450)	$11,880

Investing activities:
Capital expenditures	(41)	(13,911)	(8,471)	1,884	(20,539)
Investment in unconsolidated affiliates	-	-	(867)	-	(867)
Return of capital from unconsolidated affiliate	-	-	500	-	500
Proceeds from sale of assets	-	1,927	226	(1,884)	269
Proceeds from return of split dollar insurance premiums	3,241	-	-	-	3,241
Net cash provided by (used in) investing activities	3,200	(11,984)	(8,612)	-	(17,396)

Financing activities:
Payments of notes payable	(47,587)	-	-	-	(47,587)
Payments on revolving credit facility	(158,625)	-	-	-	(158,625)
Proceeds from borrowings on revolving credit facility	193,225	-	-	-	193,225
Purchase and retirement of Company stock	(1)	-	-	-	(1)
Proceeds from stock option exercises	146	-	-	-	146
Cash dividend paid	-	5,909	(5,909)	-	-
Debt refinancing fees	(825)	-	-	-	(825)
Other	2	(364)	(3)	3	(362)
Net cash (used in) provided by financing activities	(13,665)	5,545	(5,912)	3	(14,029)

Effect of exchange rate changes on cash and cash equivalents	-	-	3,897	447	4,344

Net increase (decrease) in cash and cash equivalents	(8,282)	(1,509)	(5,410)	-	(15,201)
Cash and cash equivalents at beginning of the year	9,938	1,832	30,921	-	42,691
Cash and cash equivalents at end of the year	$1,656	$323	$25,511	$-	$27,490

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Statements of Cash Flows Information for the Fiscal Year Ended June 27, 2010:
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by continuing operating activities	$4,039	$4,534	$11,981	$27	$20,581

Investing activities:
Capital expenditures	(12)	(9,268)	(5,049)	1,217	(13,112)
Investments in unconsolidated affiliates	-	-	(4,800)	-	(4,800)
Proceeds from sale of assets	-	2,588	373	(1,244)	1,717
Change in restricted cash	-	-	7,508	-	7,508
Other	(168)	-	(70)	-	(238)
Net cash used in investing activities	(180)	(6,680)	(2,038)	(27)	(8,925)

Financing activities:
Payments of notes payable	(435)	-	-	-	(435)
Payments on revolving credit facility	-	-	(7,508)	-	(7,508)
Purchase and retirement of Company stock	(4,995)	-	-	-	(4,995)
Cash dividend paid	-	5,158	(5,158)	-	-
Other	-	(368)	-	-	(368)
Net cash (used in) provided by financing activities	(5,430)	4,790	(12,666)	-	(13,306)

Effect of exchange rate changes on cash and cash equivalents	-	-	1,682	-	1,682

Net increase (decrease) in cash and cash equivalents	(1,571)	2,644	(1,041)	-	32
Cash and cash equivalents at beginning of the year	11,509	(812)	31,962	-	42,659
Cash and cash equivalents at end of the year	$9,938	$1,832	$30,921	$-	$42,691

Unifi, Inc.
Notes to Consolidated Financial Statements
Fiscal Years ended June 26, 2011, June 27, 2010 and June 28, 2009
(amounts in thousands, except per share amounts)

Statements of Cash Flows Information for the Fiscal Year Ended June 28, 2009:
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) continuing operating activities	$25,478	$(16,917)	$8,399	$-	$16,960

Investing activities:
Capital expenditures	(68)	(12,417)	(3,524)	750	(15,259)
Investments in consolidated affiliate	-	(500)	-	-	(500)
Proceeds from sale of unconsolidated affiliate	(4,950)	-	13,950	-	9,000
Proceeds from sale of assets	-	7,704	51	(750)	7,005
Change in restricted cash	-	18,245	7,032	-	25,277
Other	(218)	-	-	-	(218)
Net cash provided by (used in) investing activities	(5,236)	13,032	17,509	-	25,305

Financing activities:
Payments of notes payable	(10,253)	-	-	-	(10,253)
Payments on revolving credit facility	(80,060)	-	(7,032)	-	(87,092)
Proceeds from borrowings on revolving credit facility	77,060	-	-	-	77,060
Proceeds from stock option exercises	3,831	-	-	-	3,831
Other	-	(305)	-	-	(305)
Net cash used in financing activities	(9,422)	(305)	(7,032)	-	(16,759)

Cash flows of discontinued operations:
Operating cash flow	-	-	(341)	-	(341)
Net cash used in discontinued operations	-	-	(341)	-	(341)
Effect of exchange rate changes on cash and cash equivalents	-	-	(2,754)	-	(2,754)

Net increase (decrease) in cash and cash equivalents	10,820	(4,190)	15,781	-	22,411
Cash and cash equivalents at beginning of the year	689	3,378	16,181	-	20,248
Cash and cash equivalents at end of the year	$11,509	$(812)	$31,962	$-	$42,659