Form 10-Q
period 2011-09-25
UNIFI INC
filed 2011-11-04
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 1-10542

UNIFI, INC.
(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

P.O. Box 19109 -7201 West Friendly Avenue Greensboro, NC	27419
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of October 28, 2011 was 20,088,094.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended September 25, 2011

Part I.  Financial Information

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(amounts in thousands, except share and per share amounts)

	September 25, 2011	June 26, 2011
ASSETS
Cash and cash equivalents	$19,821	$27,490
Receivables, net	95,778	100,175
Inventories	135,976	134,883
Income taxes receivable	769	578
Deferred income taxes	4,390	5,712
Other current assets	4,841	5,231
Total current assets	261,575	274,069

Property, plant and equipment, net	141,797	151,027
Intangible assets, net	11,027	11,612
Investments in unconsolidated affiliates	92,340	91,258
Other non-current assets	8,606	9,410
Total assets	$515,345	$537,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$46,036	$42,842
Accrued expenses	16,008	17,495
Income taxes payable	767	421
Current portion of long-term debt	348	342
Total current liabilities	63,159	61,100
Long-term debt	163,622	168,322
Other long-term liabilities	3,947	4,007
Deferred income taxes	2,453	4,292
Total liabilities	233,181	237,721
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 20,086,094 and 20,080,253 shares outstanding)	2,009	2,008
Capital in excess of par value	33,015	32,599
Retained earnings	241,558	241,272
Accumulated other comprehensive income	5,582	23,776
Total shareholders’ equity	282,164	299,655
Total liabilities and shareholders’ equity	$515,345	$537,376

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(amounts in thousands, except per share amounts)

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Net sales	$171,013	$175,092
Cost of sales	159,183	153,546
Gross profit	11,830	21,546
Restructuring charges	—	363
Selling, general and administrative expenses	10,371	11,510
Provision (benefit) for bad debts	205	(41)
Other operating (income) expense, net	(41)	243
Operating income	1,295	9,471

Interest income	(647)	(743)
Interest expense	4,380	5,269
Loss on extinguishment of debt	462	1,144
Equity in earnings of unconsolidated affiliates	(3,459)	(8,951)
Income before income taxes	559	12,752
Provision for income taxes	273	2,517
Net income	$286	$10,235

Net income per common share:
Basic	$0.01	$0.51

Diluted	$0.01	$0.50

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(amounts in thousands)

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Net income	$286	$10,235
Other comprehensive income (loss) before tax:
Foreign currency adjustments	(17,225)	6,707
Loss on cash flow hedge	(969)	—
Other comprehensive income (loss), before tax	(18,194)	6,707

Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	(18,194)	6,707
Comprehensive income (loss)	$(17,908)	$16,942

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended September 25, 2011
(amounts in thousands)

	Shares Outstanding	Common Stock	Capital in Excess of Par Value (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance June 26, 2011	20,080	$2,008	$32,599	241,272	23,776	299,655
Options exercised	6	1	48	—	—	49
Stock-based compensation	—	—	368	—	—	368
Other comprehensive loss	—	—	—	—	(18,194)	(18,194)
Net income	—	—	—	286	—	286
Balance September 25, 2011	20,086	$2,009	$33,015	$241,558	$5,582	$282,164

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Cash and cash equivalents at beginning of year	$27,490	$42,691
Operating activities:
Net income	286	10,235
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(3,459)	(8,951)
Dividends received from unconsolidated affiliates	2,005	2,532
Depreciation and amortization	6,782	6,743
Net loss (gain) on sale of assets	64	(65)
Loss on extinguishment of debt	462	1,144
Non-cash compensation expense	243	347
Deferred income taxes	(718)	225
Other	(1)	7
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	403	(2,751)
Inventories	(7,386)	(7,620)
Other current assets and income taxes receivable	(129)	107
Accounts payable and accrued expenses	2,622	1,284
Income taxes payable	647	774
Net cash provided by operating activities	1,821	4,011
Investing activities:
Capital expenditures	(1,122)	(5,495)
Investments in unconsolidated affiliates	(360)	(225)
Proceeds from sale of assets	173	180
Net cash used in investing activities	(1,309)	(5,540)
Financing activities:
Payments of notes payable	(10,288)	(15,863)
Payments on revolving credit facility	(53,500)	(40,525)
Proceeds from borrowings on revolving credit facility	58,800	40,525
Proceeds from stock option exercises	49	—
Debt financing fees	—	(821)
Net cash used in financing activities	(4,939)	(16,684)

Effect of exchange rate changes on cash and cash equivalents	(3,242)	1,796
Net decrease in cash and cash equivalents	(7,669)	(16,417)
Cash and cash equivalents at end of period	$19,821	$26,274

See accompanying notes to Condensed Consolidated Financial Statements.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share amounts)

1. Background
Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company.  The Company processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications and premier value-added (“PVA”) yarns with enhanced performance characteristics and higher expected gross margin percentages.  The Company sells its polyester and nylon products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets.  The Company’s polyester  products include recycled polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns.  The Company’s nylon products include textured, solution dyed and covered spandex yarns.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China.

2. Basis of Presentation
The Company’s current fiscal quarter ended on Sunday September 25, 2011.  However, the Company’s Brazilian, Colombian, and Chinese subsidiaries’ fiscal quarter ended on September 30, 2011.  No significant transactions or events have occurred between these dates and the date of the Company’s financial statements.  The three months ended September 25, 2011 and the three months ended September 26, 2010 each consist of thirteen week periods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the amounts reported and certain financial statement disclosures.  Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.  There were no changes in the nature of our significant accounting policies or the application of our accounting policies from those reported in our most recent Annual Report on Form 10-K.  Certain prior period information has been reclassified to conform to the current period presentation.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

All amounts and share amounts, except per share amounts, are presented in thousands, except as otherwise noted.

3. Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the period.

Recently Issued Accounting Pronouncements
There have been no newly issued or newly applicable accounting pronouncements that have or are expected to have a significant impact on the Company's financial statements.

4. Receivables, net
Receivables, net consist of the following:

	September 25, 2011	June 26, 2011
Customer receivables	$96,212	$100,893
Allowance for uncollectible accounts	(1,199)	(1,147)
Reserves for yarn quality claims	(1,167)	(1,101)
Net customer receivables	93,846	98,645
Related parties receivables	599	512
Other receivables	1,333	1,018
Total receivables, net	$95,778	$100,175

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Other receivables consist primarily of receivables for duty drawback, interest and refunds due to the Company for value added taxes.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 26, 2011	$(1,147)	$(1,101)
Charged to costs and expenses	(205)	(367)
Charged to other accounts	80	170
Deductions	73	131
Balance at September 25, 2011	$(1,199)	$(1,167)

Amounts charged to costs and expenses for the allowance for uncollectible accounts are reflected in the Provision for bad debts and amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction in the Net sales lines of the Condensed Consolidated Statements of Operations.  Amounts charged to other accounts primarily include the impact of translating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. dollar.  For the allowance for uncollectible accounts, deductions represent amounts written off which were deemed to not be collectible, net of any recoveries.  For the reserve for yarn quality claims, deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences.

5.  Inventories
Inventories consist of the following:

	September 25, 2011	June 26, 2011
Raw materials	$50,134	$52,387
Supplies	5,695	6,016
Work in process	6,330	7,000
Finished goods	77,788	74,399
Gross inventories	139,947	139,802
Inventory reserves	(3,971)	(4,919)
Total inventories	135,976	$134,883

Certain foreign inventories of $32,723 and $43,734 as of September 25, 2011 and June 26, 2011, respectively, were valued under the average cost method.  The change from the beginning of the year was due to declining prices and lower quantities on-hand at the Company’s Brazilian operations as well as the weakening of the Brazilian Real versus the U.S. dollar.  Included in the Company’s finished goods is $169 and $164 of consigned goods located in El Salvador.

6. Other Current Assets
Other current assets consist of the following:

	September 25, 2011	June 26, 2011
Value added taxes receivable	$2,123	$2,971
Prepaid expenses	1,320	1,282
Vendor deposits	1,204	921
Other expenses	194	57
Total other current assets	$4,841	$5,231

Prepaid expenses consist of advance payments for insurance, public exchange and rating services, professional fees, membership dues, subscriptions and information technology services.  Other expenses include non-income related tax payments and employee advances.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

7.  Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following:

	September 25, 2011	June 26, 2011
Land	$3,275	$3,454
Land improvements	11,400	11,400
Buildings and improvements	147,335	151,484
Assets under capital lease	9,520	9,520
Machinery and equipment	540,183	545,279
Computers, software and office equipment	17,770	19,585
Construction in progress	2,280	4,583
Transportation equipment	4,850	5,162
Gross property, plant and equipment	736,613	750,467
Less: accumulated depreciation	(586,031)	(590,878)
Less: accumulated amortization – capital lease	(8,785)	(8,562)
Property, plant and equipment, net	$141,797	$151,027

Depreciation expense, internal software development costs amortization, repair and maintenance expenses and capitalized interest were as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Depreciation expense	$5,905	$5,752
Internal software development costs amortization	71	99
Repair and maintenance expenses	4,328	4,432
Capitalized interest	—	—

Internal software development costs classified within property, plant and equipment (“PP&E”) consist of the following:

	September 25, 2011	June 26, 2011
Internal software development costs	$1,900	$1,900
Accumulated amortization	(1,639)	(1,568)
Net internal software development costs	$261	$332

8.  Intangible Assets, Net
Intangible assets, net consist of the following:

	September 25, 2011	June 26, 2011
Customer list	$22,000	$22,000
Non-compete agreements	4,000	4,000
Total intangible assets, gross	26,000	26,000

Accumulated amortization - customer list	(12,640)	(12,134)
Accumulated amortization - non-compete agreements	(2,333)	(2,254)
Total accumulated amortization	(14,973)	(14,388)
Intangible assets, net	$11,027	$11,612

In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon Yarn Corporation (“Dillon”).  The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition.  Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined.  The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life.  The non-compete agreements are amortized using the straight line method over the periods covered by the covenants not to compete.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Amortization expense for intangible assets was as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Customer list amortization expense	$506	$543
Non-compete amortization expense	79	95
Total amortization expense	$585	$638

The following table presents the expected intangible asset amortization for the next five fiscal years:

	2012	2013	2014	2015	2016
Customer list	$2,022	$1,837	$1,481	$1,215	$969
Non-compete agreements	317	317	317	317	317
Total intangible amortization	$2,339	$2,154	$1,798	$1,532	$1,286

9.   Other Non-Current Assets
Other non-current assets consist of the following:

	September 25, 2011	June 26, 2011
Long-term deposits	$5,310	$5,709
Debt financing fees	2,849	3,245
Other	447	456
Total other non-current assets	$8,606	$9,410

Long-term deposits consist primarily of deposits with utility companies and value added tax deposits.  Other non-current assets primarily consists of premiums on split dollar life insurance policies which represents the value of the Company’s right of return on premiums paid for retiree owned insurance contracts.

10. Accrued Expenses
Accrued expenses consist of the following:

	September 25, 2011	June 26, 2011
Payroll and fringe benefit costs	$5,748	$11,119
Utilities	2,467	2,237
Interest	5,283	1,900
Property taxes	1,327	885
Retiree medical liability	178	202
Other	1,005	1,152
Total accrued expenses	$16,008	$17,495

Other accruals consist primarily of sales taxes, marketing expenses, freight expenses, customer deposits, rent and other non-income related taxes.  The decreased accrual for payroll and fringe benefit costs is primarily due to the timing associated with payment of awards previously earned and the amounts expected to be earned under variable compensation programs.  The increased accrual for interest is due to timing of scheduled interest payments for certain of the Company’s debt obligations.

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

The contribution expenses were as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Matching contribution expenses	$558	$630

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

12.  Long-Term Debt
Long-term debt consists of the following:

	September 25, 2011	June 26, 2011
Notes payable	$123,722	$133,722
Revolving credit facility	39,900	34,600
Capital lease obligation	348	342
Total debt	163,970	168,664
Current portion of long-term debt	(348)	(342)
Total long-term debt	$163,622	$168,322

Notes Payable
On May 26, 2006, the Company issued $190,000 of 11.5% senior secured notes (“2014 notes”) due May 15, 2014 with interest payable on May 15 and November 15 of each year. The 2014 notes are guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s PP&E, domestic capital stock and some foreign capital stock.  Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries. The terms of the 2014 notes do not contain financial maintenance covenants.

The Company can currently elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs.  The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them or it may refinance all or a portion of the 2014 notes with a new debt offering.

On August 5, 2011, the Company completed the redemption of an aggregate principal amount of $10,000 of its 2014 notes. The Company redeemed a portion of the 2014 notes under the terms of the indenture governing the 2014 notes (the “Indenture”)  at 102.875% making the aggregate redemption price $10,288 which excluded $256 in accrued interest. The Company financed the redemption through borrowings under its revolving credit facility.  In connection with the redemption, the Company entered into a twenty-one month, $10,000 interest rate swap with Bank of America, N.A. to provide a hedge against the variability of cash flows (monthly interest expense payments) on $10,000 of LIBOR-based variable rate borrowings under the Company’s revolving credit facility.  This interest rate swap allows the Company to fix the LIBOR rate at 0.75%.

The following table presents the components of the Company’s partial redemptions of its 2014 notes and the charges for the extinguishment of debt:

Date	Principal Amount	Redemption Price	Premium (Discount)	Costs and Other Fees	Loss / (Gain)
August 5, 2011	$10,000	102.875%	$288	$174	$462
Total – FY 2012	$10,000		$288	$174	$462

June 30, 2010	$15,000	105.75%	$862	$282	$1,144
February 16, 2011	30,000	105.75%	1,725	468	2,193
Total – FY 2011	$45,000		$2,587	$750	$3,337

September 15, 2009	$500	86.75%	$(66)	$12	$(54)
Total – FY 2010	$500		$(66)	$12	$(54)

April 3, 2009	$8,778	100.00%	$—	$226	$226
June 3, 2009	2,000	73.75%	(525)	48	(477)
Total – FY 2009	$10,778		$(525)	$274	$(251)

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

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

The First Amended Credit Agreement contains customary affirmative and negative covenants for asset-based loans that restrict future borrowings and certain transactions. The covenants include restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of capital stock, (ii) permitted encumbrances on property, (iii) the incurrence of indebtedness, (iv) the making of loans or investments, (v) the declaration of dividends and redemptions and (vi) transactions with affiliates.  As long as pro forma excess availability is at least 27.5% of the total credit facility or, if applicable, other specific conditions are met, the Company can make certain distributions and investments including (i) the payment or making of any dividend, (ii) the redemption or other acquisition of any of the Company’s capital stock, (iii) cash investments in joint ventures, (iv) acquisition of the property and assets or capital stock or a business unit of another entity and (v) loans or other investments to a non-borrower subsidiary.  The First Amended Credit Agreement requires the Company to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0 should borrowing availability decrease below 15% of the total credit facility.  There are no capital expenditure limitations under the First Amended Credit Agreement.  The Company was in compliance with all such covenants at September 25, 2011.

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

The weighted average interest rate for the revolving credit facility borrowings for the three months ended September 25, 2011 including the effects of all interest rate swaps was 3.4%.  The Company has $2,695 of standby letters of credit at September 25, 2011, none of which have been drawn upon. As of September 25, 2011 and June 26, 2011, the Company had $54,598 and $51,734 of borrowing availability under the revolving credit facility, respectively.

The following table presents the scheduled maturities of the Company’s long-term debt on a fiscal year basis:

2012	2013	2014	2015	2016	Thereafter	Total
$348	$—	$123,722	$—	$39,900	$—	$163,970

Amortization charged to interest expense related to debt financing was as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Interest expense	$221	$254

13.  Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 25, 2011	June 26, 2011
Deferred compensation plan	$1,741	$1,866
Retiree medical liability	696	696
Derivative instruments	486	408
Long-term portion of income taxes payable	868	868
Non-income related taxes	156	169
Total other long-term liabilities	$3,947	$4,007

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The Company maintains an unfunded supplemental post-employment plan for a select group of management employees.  Each participant’s account is credited annually based upon a percentage of their base salary with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index.  The amounts of (income) expense recorded for this plan within Selling, general and administrative (“SG&A”) expenses for the three months ended September 25, 2011 and September 26, 2010 were ($126) and $155, respectively.  Amounts are paid to participants only after termination of their employment.  The retiree medical liability relates to a frozen plan that consists of the discounted future claims the Company expects to pay for certain retiree benefits based on claims history and the terms of the benefit agreements.

14. Income Taxes
The Company’s income tax provision for the quarter ended September 25, 2011 resulted in tax expense of $273 at an effective rate of 48.8%.  The income tax rate for the period is different from the U.S. statutory rate due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.  The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.  As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the quarter ended September 26, 2010 resulted in tax expense of $2,517 at an effective rate of 19.7%.  The income tax rate for the period was different from the U.S. statutory rate due to the utilization of prior losses for which no benefit had been recognized previously, foreign dividends taxed in the U.S. and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  The Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on net earnings in the period of release.

During the fiscal year ended June 26, 2011, the Company changed its indefinite reinvestment assertion related to approximately $26,630 of the earnings and profits held by Unifi do Brazil, Ltda. (“UDB”).  During the first quarter of fiscal year 2012, the Company repatriated $7,400. The Company also changed its indefinite reinvestment assertion by an additional $13,415.  The Company incorporated these changes and adjusted the deferred tax liability, net of estimated foreign tax credits to $3,756 to reflect the additional income tax that would be due as a result of the current plan to repatriate in future periods.  All remaining undistributed earnings are deemed to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2005 through 2011, for non-U.S. income taxes for tax years 2001 through 2011 and for state and local income taxes for fiscal years 2001 through 2011.

There have been no significant changes in the Company’s liability for uncertain tax positions since June 26, 2011.  The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental.  Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for.  However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

15.  Shareholders’ Equity
No dividends have been paid in the last two fiscal years. The Indenture governing the 2014 notes and the First Amended Credit Agreement restricts the Company’s ability to pay dividends or make distributions on its common stock.

Effective July 26, 2000, the Company’s Board of Directors (“Board”) authorized the repurchase of up to 3,333 shares of its common stock of which approximately 1,064 shares were subsequently repurchased.  The repurchase program was suspended in November 2003.  There is remaining authority for the Company to repurchase approximately 2,269 shares of its common stock under the repurchase plan.  The repurchase plan has no stated expiration or termination date.

16. Stock Based Compensation
During the first quarter of fiscal year 2012, the Compensation Committee of the Board authorized the issuance of and the Company issued 127 stock options to certain key employees from the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”), a plan approved by the Company's shareholders in 2008.  The stock options have a service condition, vest ratably over a three year period and have ten year contractual terms.  The exercise price of the options is $12.47 per share.  The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $7.88 per share.

During the first quarter of fiscal year 2012, the Compensation Committee of the Board authorized the issuance of and the Company issued 64 restricted stock units (“RSUs”) from the 2008 LTIP to certain key employees.  The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs vest ratably over a three year period.  The RSUs will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service.   If after July 27, 2012 and prior to the final vesting date the grantee has a separation from service without cause, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee.  The Company estimated the grant-date fair value of the award to be $12.47 per RSU based on the fair value of the Company's stock at the award grant date.

The Company incurred $368 and $192 in stock based compensation expense in the first quarter of fiscal years 2012 and 2011, respectively, which was recorded to SG&A expenses with the offset to capital in excess of par value.

The Company issued 6 shares of common stock during the first quarter of fiscal year 2012 as a result of the exercise of stock options.  There were no stock options exercised during the first quarter of fiscal year 2011.

17. Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following:

	September 25, 2011	June 26, 2011
Foreign currency translation adjustments	$6,267	$26,621
Loss on effective portion of derivative instruments	(2,023)	(1,054)
Foreign currency gain (loss) on intercompany loan	1,338	(1,791)
Accumulated other comprehensive income	$5,582	$23,776

Loss on effective portion of derivative instruments includes $1,537 and $646 of other comprehensive loss related to one of the Company’s unconsolidated affiliates at September 25, 2011 and June 26, 2011, respectively.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

18. Computation of Earnings Per Share
The computation of basic and diluted income per share (“EPS”) was as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Basic EPS:
Net income	$286	$10,235
Weighted average common shares outstanding	20,086	20,057
Basic EPS	$0.01	$0.51

Diluted EPS:
Net income	$286	$10,235
Weighted average common shares outstanding	20,086	20,057
Net potential common share equivalents – stock options and RSU’s	345	322
Weighted average common shares outstanding	20,431	20,379
Diluted EPS	$0.01	$0.50

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	406	231

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	577	583

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

19.   Derivative Instruments and Hedging Activities
Following its established procedures and controls, the Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps for purposes of reducing its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  The Company does not enter into derivative contracts for speculative purposes.

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

The Company has designated these swaps as cash flow hedges and determined that the hedges have been and still are highly effective.  At September 25, 2011, the amount of loss recognized in accumulated other comprehensive income for the Company’s cash flow hedge derivative instruments was $486.  For the fiscal quarter ended September 25, 2011, the Company did not reclassify any gains (losses) from accumulated other comprehensive income to net income and does not expect to do so during the next twelve months.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Foreign currency forward contracts:
The Company enters into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases denominated in currencies that are not the functional currency of certain entities.  As of September 25, 2011, the latest maturity date for all outstanding foreign currency forward contracts is during November 2011.  These items are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange gains (losses) resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

The fair values of derivative financial instruments were as follows:

As of September 25, 2011:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	$3,100	$253	Other current assets	$28
Interest rate swaps	USD	$35,000	$35,000	Other long-term liabilities	$(486)

As of June 26, 2011:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	$9,200	$770	Accrued expenses	$(2)
Interest rate swaps	USD	$25,000	$25,000	Other long-term liabilities	$(408)

The fair values of the Company’s foreign exchange contracts and interest rate swaps are estimated by obtaining month-end market quotes for contracts with similar terms.

The effect of marked to market hedging derivative instruments was as follows:

		For the Three Months Ended
		September 25, 2011	September 26, 2010
Derivatives not designated as hedges:	Classification
Foreign exchange contracts – MXN/USD	Other operating (income) expense	$(29)	$18
Foreign exchange contracts – EU/USD	Other operating (income) expense	—	(238)
Total (gain) loss recognized in income		$(29)	$(220)

By entering into derivative instrument contracts, the Company exposes itself to counterparty credit risk.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting the amount of exposure to any single counterparty and regularly monitoring its market position with each counterparty.  The Company’s derivative instruments do not contain any credit-risk related contingent features.

20.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities
As of September 25, 2011, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.  The following tables present the level within the fair value hierarchy used to measure certain financial assets and liabilities accounted for at fair value on a recurring basis:

As of September 25, 2011:	Level 1	Level 2	Level 3
Assets at fair value:
Derivatives related to foreign exchange contracts	$—	$28	$—
Total assets at fair value	$—	$28	$—

Liabilities at fair value:
Derivatives related to interest rate swaps	—	(486)	—
Total liabilities at fair value	$—	$(486)	$—

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

As of June 26, 2011:	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivatives related to foreign exchange contracts	—	(2)	—
Derivatives related to interest rate swaps	—	(408)	—
Total liabilities at fair value	$—	$(410)	$—

There were no financial instruments measured at fair value that were in an asset position at June 26, 2011.

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated fair value as of September 25, 2011 and June 26, 2011 because of their short-term nature.  The carrying amount of the revolving credit facility approximated fair value as of September 25, 2011 and June 26, 2011 because the facility has a floating interest rate.  The fair value of the Company’s 2014 notes is based on the last traded price within the period and is considered a Level 2 measurement.  The estimated fair values and carrying amounts outstanding, including any current portions, are presented as follows:

	September 25, 2011	June 26, 2011
2014 notes – estimated fair value	$127,267	$138,402
2014 notes – carrying amount	123,722	133,722

21.  Other Operating (Income) Expense, Net
The components of other operating (income) expense, net were as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Net (gain) loss on sale of assets	$64	$(65)
Foreign currency transaction (gains) losses	(21)	364
Other, net	(84)	(56)
Other operating (income) expense, net	$(41)	$243

22.   Investments in Unconsolidated Affiliates and Variable Interest Entities
Parkdale America, LLC
In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”).  In exchange for its contribution, the Company received a 34% ownership interest in PAL which is accounted for using the equity method of accounting.  PAL’s fiscal year end is the Saturday nearest to December 31 and is a limited liability company treated as a partnership for income tax reporting purposes.  PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel markets located throughout North and South America.  PAL has 14 manufacturing facilities located primarily in North Carolina and Virginia.  For its most recently completed fiscal year, PAL’s five largest customers accounted for approximately 80% of total gross sales and 75% of total gross accounts receivable outstanding.

In August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton.  The program offers a subsidy for cotton consumed in domestic production and the subsidy is paid the month after the eligible cotton is consumed.  The subsidy must be used within eighteen months after the marketing year earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton.  The marketing year is from August 1 to July 31.  The program provides a subsidy of four cents per pound through July 31, 2012 and three cents per pound thereafter.  The Company recognizes its share of PAL’s income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired with an appropriate allocation methodology considering the dual criteria of the subsidy.

On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for certain real property, machinery and equipment, which constitute most of the yarn manufacturing operations of Hanesbrands Inc. (“HBI”).  PAL also entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of its apparel products at any of its locations in North America, Central America or the Caribbean Basin for a six-year period with an option for HBI to extend the agreement for two additional three-year periods.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

On March 30, 2011, PAL amended its revolving credit facility to increase the maximum borrowing capacity from one hundred million to two hundred million dollars and extend the maturity date from October 28, 2012 to July 31, 2014.  PAL’s revolving credit facility charges a variable interest rate based on either the prime rate or LIBOR rate plus an applicable percentage.  PAL’s revolving credit facility also has covenants in place such as an annual limit on capital expenditures, a minimum fixed-charge coverage ratio and a minimum leverage ratio. PAL informed the Company that as of September 2011, PAL’s outstanding borrowings on the revolving credit facility were one hundred twenty million dollars and PAL was in compliance with all debt covenants.

PAL is subject to price risk related to fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material costs.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  PAL may also designate certain futures contracts as cash flow hedges with the effective portion of gains and losses recorded in accumulated other comprehensive income until the underlying transactions are recognized in income.  As of September 2011, PAL’s accumulated other comprehensive income was comprised of losses related to futures contracts totaling $4,521.  All of PAL’s other derivatives not designated as hedges or the ineffective portion of any designated hedges are marked to market each period with the changes in fair value recognized in current period earnings.  In addition, PAL may enter into forward contracts for certain cotton purchases, which qualify as derivative instruments.  However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.

As of September 25, 2011, the Company’s investment in PAL was $83,886 and is shown within Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets.  The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity at September 2011	$102,786
Initial excess capital contributions	53,363
Impairment charge recorded in fiscal year 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(809)
Investment at September 2011	$83,886

U.N.F. Industries, Ltd.
In September 2000, the Company and Nilit Ltd. (“Nilit”) formed a 50/50 joint venture, U.N.F. Industries Ltd. (“UNF”), for the purpose of operating nylon extrusion assets to manufacture nylon POY.  UNF’s eight extruders are located at Nilit’s production facilities in Migdal Ha-Emek, Israel.  All raw material and production services for UNF are provided by Nilit under separate supply and services agreements.  All first quality production is sold to the Company.  UNF’s fiscal year end is December 31st and is a registered Israeli private company.

UNF America, LLC
In October 2009, the Company and Nilit America Inc. (“Nilit America”) formed a 50/50 joint venture, UNF America LLC (“UNF America”), for the purpose of operating a nylon extrusion facility which manufactures nylon POY.  UNF America’s four extruders are located in Ridgeway, Virginia and are operated by Nilit America.  All raw material and production services for UNF America are provided by Nilit America under separate supply and services agreements.  All first quality production is sold to the Company.  UNF America’s fiscal year end is December 31st and is a limited liability company treated as a partnership for income tax reporting purposes.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America.  The agreement has no stated minimum purchase quantities.  Pricing under this supply agreement is negotiated every six months, based on market rates.  As of September 25, 2011, the Company’s open purchase orders related to this agreement were $24,897.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
UNF	$5,486	$5,953
UNF America	3,716	4,701
Total	$9,202	$10,654

As of September 25, 2011 and June 26, 2011, the Company had combined outstanding accounts payable due to UNF and UNF America of $3,346 and $4,124, respectively.

As of September 2011, the Company’s combined investments in UNF and UNF America were $3,780 and are shown within Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets.  The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy.  The Company has determined that UNF and UNF America are variable interest entities (“VIEs”), the Company is the primary beneficiary and, under U.S. GAAP, the Company should consolidate the two entities.  As the Company purchases substantially all of the output from the two entities, and, as the two entities’ balance sheets constitute less than 2.0% of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

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

Renewables has generated net losses since its inception and, while not obligated to do so, the Company expects to make ongoing contributions to the extent necessary to continue Renewables’ business.  Through September 2011, the Company has made $1,477 of additional capital contributions since inception for its share of working capital and on-going operating costs.

The Company has determined Renewables is a VIE but the Company is not the primary beneficiary and therefore it does not need to be consolidated.  As of September 25, 2011, the Company’s $4,674 investment in Renewables is shown within Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets and represents the Company’s maximum exposure to loss.

On October 5, 2011, the Company completed a purchase transaction which gives the Company a controlling interest in Renewables.  During the second quarter of fiscal year 2012, the Company will perform the necessary valuation procedures and apply the applicable purchase accounting rules which could result in an immaterial loss.

Unaudited, condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is as follows.  As PAL is defined as significant, its information is separately disclosed.

	As of September 25, 2011
	PAL	Other	Total
Current assets	$372,686	$11,566	$384,252
Noncurrent assets	149,852	11,150	161,002
Current liabilities	86,428	4,862	91,290
Noncurrent liabilities	133,800	—	133,800
Shareholders’ equity and capital accounts	302,310	17,854	320,164

The Company’s portion of undistributed earnings	14,459	937	15,396

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

	As of June 26, 2011
	PAL	Other	Total
Current assets	$398,338	$13,405	$411,743
Noncurrent assets	155,505	9,588	165,093
Current liabilities	100,284	5,588	105,872
Noncurrent liabilities	154,054	—	154,054
Shareholders’ equity and capital accounts	299,505	17,405	316,910

	For the Three Months Ended September 25, 2011
	PAL	Other	Total
Net sales	$346,075	$10,267	$356,342
Gross profit	13,077	664	13,741
Income (loss) from operations	11,115	(201)	10,914
Net income (loss)	11,325	(245)	11,080
Depreciation and amortization	9,295	56	9,351

Cash received by PAL under EAP program	6,171	—	6,171
Earnings recognized by PAL for EAP program	5,956	—	5,956

Dividends and cash distributions received	2,005	—	2,005

	For the Three Months Ended September 26, 2010
	PAL	Other	Total
Net sales	$209,801	$11,576	$221,377
Gross profit	27,092	2,007	29,099
Income from operations	23,910	1,262	25,172
Net income	25,393	986	26,379
Depreciation and amortization	6,523	342	6,865

Cash received by PAL under EAP program	7,124	—	7,124
Earnings recognized by PAL for EAP program	18,376	—	18,376

Dividends and cash distributions received	2,532	—	2,532

23.  Restructuring Charges
On January 11, 2010, the Company announced the creation of Unifi Central America, Ltda. de C.V. (“UCA”).  With a base of operations established in El Salvador, UCA serves customers primarily in the Central American region.  The Company began dismantling and relocating polyester equipment from its Yadkinville, North Carolina facility to the region during the third quarter of fiscal year 2010 and completed the startup of the UCA manufacturing facility in the second quarter of fiscal year 2011. The costs incurred for equipment relocation costs to UCA and reinstalling previously idled texturing equipment to replace the manufacturing capacity at the Company’s Yadkinville, North Carolina facility were charged to restructuring expense as incurred.

The components of restructuring charges were as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Equipment relocation costs	$—	$363
Reinstallation costs	—	—
Restructuring charges	$—	$363

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

24. Commitments and Contingencies
Environmental
On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l. (“INVISTA”).  The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of contamination at the identified AOCs and clean it up to comply with applicable regulatory standards.  Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont.  This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site.  However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR.  This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation.  DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site.  At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

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

25. Related Party Transactions
During the quarter ended September 25, 2011, the Company had sales to Cupron Medical, Inc. (“Cupron”).  Mr. William J. Armfield, IV, is a member of the Company’s Board and is a current shareholder of Cupron.  For a discussion of the nature of all other related party relationships see Footnote 27. “Related Party Transactions” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011.

Related party receivables and payables consist of the following:

	September 25, 2011	June 26, 2011
Related Party Receivables:
Dillon Yarn Corporation	$11	$6
Cupron Medical, Inc.	95	—
American Drawtech Company, Inc.	493	506
Total related party receivables (included within Receivables, net)	$599	$512
Related Party Payables:
Dillon Yarn Corporation	$221	$276
American Drawtech Company, Inc.	—	11
Salem Leasing Corporation	245	280
Total related party payables (included within Accounts payable)	$466	$567

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Related party transactions were as follows:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 25, 2011	September 26, 2010
Dillon Yarn Corporation	Costs under Sales Service Agreement	$250	$325
Dillon Yarn Corporation	Sales	22	5
Dillon Yarn Corporation	Yarn Purchases	871	593
American Drawtech Company	Sales	1,201	538
American Drawtech Company	Yarn Purchases	22	28
Salem Leasing Corporation	Transportation Equipment Costs	753	784
Cupron Medical, Inc.	Sales	96	—

26. Business Segment Information
Each reportable segment derives its revenues as follows:
•
The polyester segment manufactures recycled Chip, POY, textured, dyed, twisted and beamed yarns with sales to other yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, automotive upholstery, hosiery, home furnishings, industrial and other end-use markets.  The polyester segment consists of manufacturing operations in the U.S. and El Salvador.

•
The nylon segment manufactures textured nylon and covered spandex yarns with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The nylon segment consists of manufacturing operations in the U.S. and Colombia.

•
The international segment’s products include textured polyester and various types of resale yarns. The international segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The segment includes manufacturing and sales offices in Brazil and a sales office in China.

The Company evaluates the operating performance of its segments based upon Segment Adjusted Profit which is defined as segment gross profit plus segment depreciation and amortization less segment SG&A.  Segment operating profit represents segment net sales less cost of sales, restructuring and impairment charges and SG&A expenses.  The accounting policies for the segments are consistent with the Company’s accounting policies.  Intersegment sales are accounted for at current market prices.  Selected financial information for the Polyester, Nylon and International segments is presented below:

	For the Three Months Ended September 25, 2011
	Polyester	Nylon	International	Total
Net sales to external customers	$92,528	$40,961	$37,524	$171,013
Intersegment sales	453	8	—	461
Segment adjusted profit	2,426	3,024	2,564	8,014
Segment operating profit (loss)	(2,373)	2,241	1,591	1,459
Segment depreciation and amortization	4,799	783	973	6,555
Segment assets	224,740	82,276	98,783	405,799
Capital expenditures	189	71	805	1,065

	For the Three Months Ended September 26, 2010
	Polyester	Nylon	International	Total
Net sales to external customers	$85,587	$44,173	$45,332	$175,092
Intersegment sales	835	489	398	1,722
Segment adjusted profit	5,705	4,767	6,050	16,522
Segment operating profit	612	3,913	5,148	9,673
Segment depreciation and amortization	4,730	854	902	6,486
Restructuring charges	363	—	—	363
Segment assets	207,303	86,548	118,430	412,281
Capital expenditures	3,043	371	1,923	5,337

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The $57 and $158 difference between total capital expenditures for long-lived assets and the segment total for the three months ended September 25, 2011 and September 26, 2010, respectively, relates to various, unallocated corporate projects.

Reconciliations from segment data to consolidated reporting data are as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Segment operating profit	$1,459	$9,673
(Benefit) provision for bad debts	205	(41)
Other operating (income) expense, net	(41)	243
Operating income	1,295	9,471
Interest income	(647)	(743)
Interest expense	4,380	5,269
Loss on extinguishment of debt	462	1,144
Equity in earnings of unconsolidated affiliates	(3,459)	(8,951)
Income before income taxes	$559	$12,752

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Segment depreciation and amortization	$6,555	6,486
Depreciation included in other operating (income) expense	6	3
Amortization included in interest expense	221	254
Consolidated depreciation and amortization	$6,782	$6,743

	September 25, 2011	September 26, 2010
Segment assets	$405,799	$412,281
Other current corporate assets	4,080	2,429
Unallocated corporate PP&E	9,854	10,248
Other non-current assets	3,272	3,870
Investments in unconsolidated affiliates	92,340	80,494
Consolidated assets	$515,345	$509,322

27.  Subsequent Events
The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no other items deemed reportable.

28.  Supplemental Cash Flow Information
Cash payments for interest and taxes were as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Interest, net of capitalized interest	$778	$380
Income taxes, net of refunds	793	1,742

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

29. Condensed Consolidating Financial Statements
In accordance with the Indenture governing the Company’s 2014 notes, certain of the Company’s subsidiaries have guaranteed the notes, jointly and severally, on a senior secured basis.

The following presents the condensed consolidating financial statements separately for:
•	Parent company, the issuer of the guaranteed obligations;
•	Guarantor subsidiaries, on a combined basis, as specified in the Indenture;
•	Non-guarantor subsidiaries, on a combined basis;
•
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate intercompany profit in inventory, (c) eliminate investments in its subsidiaries and (d) record consolidating entries; and

•	Parent company, on a consolidated basis.

Each subsidiary guarantor is 100% owned by Unifi, Inc. or its wholly-owned subsidiary, Unifi Manufacturing, Inc. and all guarantees are full and unconditional.  The non-guarantor subsidiaries predominantly represent the foreign subsidiaries which do not guarantee the 2014 notes.  Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.  Supplemental financial information for the Company and its guarantor subsidiaries and non-guarantor subsidiaries for the 2014 notes is presented below.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Balance Sheet Information as of September 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,029	$(1,883)	$19,675	$—	$19,821
Receivables	—	69,213	26,565	—	95,778
Intercompany accounts receivable	125,409	(118,485)	946	(7,870)	—
Inventories	—	96,063	39,913	—	135,976
Income taxes receivable	575	—	194	—	769
Deferred income taxes	2,296	—	2,094	—	4,390
Other current assets	99	990	3,752	—	4,841
Total current assets	130,408	45,898	93,139	(7,870)	261,575

Property, plant and equipment, net	8,833	109,791	23,173	—	141,797
Intangible assets, net	—	11,027	—	—	11,027
Investments in unconsolidated affiliates	—	83,886	8,454	—	92,340
Investments in consolidated subsidiaries	431,698	—	—	(431,698)	—
Intercompany notes receivable	—	—	19,706	(19,706)	—
Other non-current assets	3,224	3,048	2,334	—	8,606
Total assets	$574,163	$253,650	$146,806	$(459,274)	$515,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$84	$40,107	$5,845	$—	$46,036
Intercompany accounts payable	120,085	(119,676)	7,456	(7,865)	—
Accrued expenses	5,426	7,855	2,727	—	16,008
Income taxes payable	—	—	767	—	767
Current portion of long-term debt	—	348	—	—	348
Total current liabilities	125,595	(71,366)	16,795	(7,865)	63,159

Long-term debt	163,622	—	—	—	163,622
Intercompany notes payable	—	—	19,706	(19,706)	—
Other long-term liabilities	486	2,437	1,024	—	3,947
Deferred income taxes	2,296	—	157	—	2,453
Total liabilities	291,999	(68,929)	37,682	(27,571)	233,181
Shareholders’/ invested equity	282,164	322,579	109,124	(431,703)	282,164
Total liabilities and shareholders’ equity	$574,163	253,650	146,806	(459,274)	$515,345

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Balance Sheet Information as of June 26, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,656	$323	$25,511	$—	$27,490
Receivables	—	69,800	30,375	—	100,175
Intercompany accounts receivable	3	6,755	500	(7,258)	—
Inventories	—	84,193	50,690	—	134,883
Income taxes receivable	419	—	159	—	578
Deferred income taxes	3,482	—	2,230	—	5,712
Other current assets	122	588	4,521	—	5,231
Total current assets	5,682	161,659	113,986	(7,258)	274,069

Property, plant and equipment, net	8,889	114,510	27,628	—	151,027
Intangible assets, net	—	11,612	—	—	11,612
Investments in unconsolidated affiliates	—	82,955	8,303	—	91,258
Investments in consolidated subsidiaries	456,288	—	—	(456,288)	—
Intercompany notes receivable	—	—	16,545	(16,545)	—
Other non-current assets	3,619	3,048	2,743	—	9,410
Total assets	$474,478	$373,784	$169,205	$(480,091)	$537,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$164	$35,207	$7,471	$—	$42,842
Intercompany accounts payable	409	—	6,849	(7,258)	—
Accrued expenses	2,037	11,717	3,741	—	17,495
Income taxes payable	—	—	421	—	421
Current portion of long-term debt	—	342	—	—	342
Total current liabilities	2,610	47,266	18,482	(7,258)	61,100

Long-term debt	168,322	—	—	—	168,322
Intercompany notes payable	—	—	16,545	(16,545)	—
Other long-term liabilities	409	2,562	1,036	—	4,007
Deferred income taxes	3,482	—	810	—	4,292
Total liabilities	174,823	49,828	36,873	(23,803)	237,721
Shareholders’/ invested equity	299,655	323,956	132,332	(456,288)	299,655
Total liabilities and shareholders’ equity	$474,478	$373,784	$169,205	$(480,091)	$537,376

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Three Months Ended September 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$123,920	$47,093	$—	$171,013
Cost of sales	—	116,210	43,145	(172)	159,183
Gross profit	—	7,710	3,948	172	11,830
Equity in subsidiaries	(36)	—	—	36	—
Selling, general and administrative expenses	—	7,784	2,587	—	10,371
(Benefit) provision for bad debts	—	238	(33)	—	205
Other operating (income) expense, net	(4,923)	4,937	(63)	8	(41)
Operating income (loss)	4,959	(5,249)	1,457	128	1,295
Interest income	—	(62)	(745)	160	(647)
Interest expense	4,363	17	160	(160)	4,380
Loss on extinguishment of debt	462	—	—	—	462
Equity in earnings (losses) of unconsolidated affiliates	—	(3,827)	67	301	(3,459)
Income (loss) before income taxes	134	(1,377)	1,975	(173)	559
(Benefit) provision for income taxes	(152)	—	425	—	273
Net income (loss)	$286	$(1,377)	$1,550	$(173)	$286

Statement of Comprehensive Income (Loss) Information for the Three Months Ended September 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$286	$(1,377)	$1,550	$(173)	$286

Other comprehensive income (loss):
Foreign currency adjustments	(17,225)	—	(17,225)	17,225	(17,225)
Loss on cash flow hedges	(78)	(891)	—	—	(969)
Other comprehensive income	(17,303)	(891)	(17,225)	17,225	(18,194)

Comprehensive income (loss)	$(17,017)	$(2,268)	$(15,675)	$17,052	$(17,908)

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Three Months Ended September 26, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$122,058	$53,432	$(398)	$175,092
Cost of sales	—	107,371	46,648	(473)	153,546
Gross profit	—	14,687	6,784	75	21,546
Restructuring charges	—	363	—	—	363
Equity in subsidiaries	(11,328)	—	—	11,328	—
Selling, general and administrative expenses	—	8,190	3,320	—	11,510
(Benefit) provision for bad debts	—	(292)	251	—	(41)
Other operating (income) expense, net	(6,404)	5,171	550	926	243
Operating income (loss)	17,732	1,255	2,663	(12,179)	9,471
Interest income	—	(66)	(677)	—	(743)
Interest expense	5,156	17	96	—	5,269
Loss on extinguishment of debt	1,144	—	—	—	1,144
Equity in earnings (losses) of unconsolidated affiliates	—	(8,634)	(594)	277	(8,951)
Income (loss) before income taxes	11,432	9,938	3,838	(12,456)	12,752
Provision for income taxes	1,197	—	1,320	—	2,517
Net income (loss)	$10,235	$9,938	$2,518	$(12,456)	$10,235

Statement of Comprehensive Income (Loss) Information for the Three Months Ended September 26, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$10,235	$9,938	$2,518	$(12,456)	$10,235

Other comprehensive income (loss):
Foreign currency adjustments	6,707	—	6,707	(6,707)	6,707
Loss on cash flow hedges	—	—	—	—	—
Other comprehensive income (loss)	6,707		6,707	(6,707)	6,707

Comprehensive income (loss)	$16,942	$9,938	$9,225	$(19,163)	$16,942

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statements of Cash Flows Information for Three Months Ended September 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(2,093)	$(1,989)	$5,915	$(12)	$1,821

Investing activities:
Capital expenditures	5	(306)	(821)	—	(1,122)
Investments in unconsolidated affiliates	—	—	(360)	—	(360)
Proceeds from sale of assets	—	89	92	(8)	173
Net cash provided by (used in) investing activities	5	(217)	(1,089)	(8)	(1,309)

Financing activities:
Payments of notes payable	(10,288)	—	—	—	(10,288)
Payments on revolving credit facility	(53,500)	—	—	—	(53,500)
Proceeds from borrowings on revolving credit facility	58,800	—	—	—	58,800
Proceeds from stock option exercises	49	—	—	—	49
Cash dividend paid	7,400	—	(7,400)	—	—
Net cash provided by (used in) by financing activities	2,461	—	(7,400)	—	(4,939)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,262)	20	(3,242)

Net increase (decrease) in cash and cash equivalents	373	(2,206)	(5,836)	—	(7,669)
Cash and cash equivalents at beginning of the year	1,656	323	25,511	—	27,490
Cash and cash equivalents at end of the period	$2,029	$(1,883)	$19,675	$—	$19,821

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statements of Cash Flows Information for Three Months Ended September 26, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$6,921	$1,149	$(4,380)	$321	$4,011

Investing activities:
Capital expenditures	—	(3,020)	(2,475)	—	(5,495)
Investments in unconsolidated affiliates	—	—	(225)	—	(225)
Proceeds from sale of assets	—	—	180	—	180
Net cash used in investing activities	—	(3,020)	(2,520)	—	(5,540)

Financing activities:
Payments of notes payable	(15,863)	—	—	—	(15,863)
Payments on revolving credit facility	(40,525)	—	—	—	(40,525)
Proceeds from borrowings on revolving credit facility	40,525	—	—	—	40,525
Debt financing fees	(821)	—	—	—	(821)
Net cash used in financing activities	(16,684)	—	—	—	(16,684)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,117	(321)	1,796

Net decrease in cash and cash equivalents	(9,763)	(1,871)	(4,783)	—	(16,417)
Cash and cash equivalents at beginning of the year	9,938	1,832	30,921	—	42,691
Cash and cash equivalents at end of the period	$175	$(39)	$26,138	$—	$26,274

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

Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning.  They may relate to, among other things, the risks described below:
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

●	changes in consumer spending, customer preferences, fashion trends and end-uses;
●	the ability to reduce production costs;
●	changes in currency exchange rates, interest and inflation rates;
●	the financial condition of the Company’s customers;
●	the ability to sell excess assets;
●	technological advancements and the continued availability of financial resources to fund capital expenditures;
●	the operating performance of joint ventures, alliances and other equity investments;
●	the accurate financial reporting of information from equity method investees;
●	the impact of environmental, health and safety regulations;
●	the loss of a material customer(s);
●	the ability to protect intellectual property;
●	employee relations;
●	volatility of financial and credit markets;
●	the continuity of the Company’s leadership;
●	availability of and access to credit on reasonable terms; and
●	the success of the Company’s strategic business initiatives.

These forward-looking statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  These risks and uncertainties may include those discussed above.  New risks can emerge from time to time.  It is not possible for the Company to predict all of these risks, nor can it assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements.  The Company will not update these forward-looking statements, even if its situation changes in the future, except as required by federal securities laws.

Business Overview
The Company processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and PVA yarns with enhanced performance characteristics and higher expected gross margin percentages.  The Company sells its polyester and nylon products to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the U.S.  In addition, the Company has a wholly-owned subsidiary in China focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China.

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

Nylon Segment.  The nylon segment manufactures textured nylon and covered spandex yarns with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The nylon segment consists of manufacturing operations in the U.S. and Colombia.

International Segment.  The international segment’s products include textured polyester and various types of resale yarns. The international segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The international segment includes manufacturing and sales offices in Brazil and a sales office in China.

Recent Developments
Deleveraging Strategy: During the current quarter, the Company redeemed $10,000 of its 2014 notes and continues to expect to generate positive cash flow from operations and working capital cost savings initiatives to further strengthen its balance sheet, (the “Deleveraging Strategy”).

Raw Materials: Despite indications that polyester raw materials would decline in the September 2011 quarter, raw material costs rose slightly and continued to remain at the highest levels in over thirty years.  The higher than expected raw material costs were driven by a series of unplanned outages of feedstock production during a period of tight supply across the polyester supply chain.  The U.S.-Asia gap in polymer pricing has grown to 9 to 10 cents per pound from 2 to 3 cents per pound earlier this year and made Asian imported yarns more competitive.

Inventory Destocking: While the Company believes that retail sales volumes have remained flat, the overall inventory in the supply chain has increased.  Producer and wholesaler inventories, each of which has traditionally averaged about 50 days, reached 58 and 63 days, respectively.  Throughout the quarter, producers and wholesalers reacted to the elevated inventory levels by curtailing purchases.  As a result of this inventory destocking, the volumes of the Company’s polyester and nylon segment have been negatively impacted.

Brazil: The strengthening of the Brazilian Real has negatively impacted the competitiveness of the local apparel supply chain and resulted in lower sales volumes.  The stronger Real has negatively impacted both volume and conversion margin by making imports of the competing fibers, garments and apparel more competitively priced.  The Brazil operation, due to the long supply chain for the procurement of its raw materials, was also negatively impacted by the cost of higher priced inventory flowing through the operation during this fiscal quarter.

PVA: The sales of branded products continue to remain in-line with the Company’s targets.  Domestically, PVA sales volumes held stronger than the remainder of our business and increased versus the prior year quarter.  Internationally, PVA sales volumes were negatively impacted by our results in Brazil and the temporary delay of orders from a large volume customer for our Chinese sales office.

Inflation: The Company continues to be impacted by inflationary increases in areas such as employee costs and benefits, consumables and utility costs.  The Company attempts to mitigate the impacts of these rising costs through its operational efficiencies and increased selling prices.  Inflation may become a factor that begins to significantly impact the Company’s profitability.

Investment in Central America:  The CAFTA region which continues to be a competitive alternative to Asian supply chains, has for the last two and a half years maintained its share of synthetic apparel supply to U.S. retail, and continues to see ongoing investments being made in the region.  The Company expects to complete the installation of additional texturing capacity at its plant in El Salvador by the end of this fiscal year.

Repreve Recycling Center:  The new recycling facility allows the Company to expand the REPREVE® brand by increasing the amount and types of recyclable material that can be processed through its facilities and to develop and commercialize value-added products that meet the sustainability demands for brands and retailers.

U.S.-South Korean Free Trade Agreement: Even though the agreement was passed and South Korea provides little or no export opportunities for the Company or for U.S. textile manufacturers, the Company foresees limited impact on its business as South Korea is not a low cost provider of textiles in comparison to other Asian countries.  The Company believes that the largest potential threats are caused by the failure of the agreement to address the potential damage from the lack of customs enforcement language and the exposure of illegal transshipments from China through South Korea.

Key Performance Indicators
The Company continuously reviews performance indicators to measure its success.  The following are the indicators management uses to assess performance of the Company’s business:
●	sales volume for the Company and for each of its reportable segments;

●	gross profits and gross margin for the Company and for each of its reportable segments;

●	Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) represents net income or loss before net interest expense, income tax expense and depreciation and amortization expense;

●	Consolidated EBITDA represents EBITDA adjusted to exclude equity in earnings of unconsolidated affiliates;

●
Adjusted EBITDA represents Consolidated EBITDA adjusted to exclude restructuring charges, startup costs, non-cash compensation expense net of distributions, loss on extinguishment of debt, and other adjustments.  Other adjustments include gains or losses on sales or disposals of property, plant, or equipment (“PP&E”) and currency and derivative gains or losses.  The Company may, from time to time, change the items included within Adjusted EBITDA;

●	Segment Adjusted Profit equals segment gross profit, less segment SG&A expenses, plus segment depreciation and amortization;

EBITDA, Consolidated EBITDA, Adjusted EBITDA and Segment Adjusted Profit are financial measurements that management uses to facilitate its analysis and understanding of the Company’s business operations. Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company.  The calculation of EBITDA, Consolidated EBITDA, Adjusted EBITDA and Segment Adjusted Profit are subjective measures based on management’s belief as to which items should be included or excluded, in order to provide the most reasonable view of the underlying operating performance of the business.  EBITDA, Consolidated EBITDA, Adjusted EBITDA and Segment Adjusted Profit are not considered to be in accordance with generally accepted accounting principles (“non-GAAP measurements”) and should not be considered a substitute for performance measures calculated in accordance with GAAP.

The reconciliations of Net Income to EBITDA to Consolidated EBITDA and Adjusted EBITDA are as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Net income	$286	$10,235
Provision for income taxes	273	2,517
Interest expense, net	3,733	4,526
Depreciation and amortization expense	6,561	6,489
EBITDA	$10,853	$23,767

Equity in earnings of unconsolidated affiliates	(3,459)	(8,951)
Consolidated EBITDA	$7,394	$14,816
Restructuring charges	—	363
Startup costs (1)	—	1,463
Non-cash compensation, net of distributions	243	347
Loss on extinguishment of debt	462	1,144
Other	43	299
Adjusted EBITDA	$8,142	$18,432

Certain consolidated items listed below are only allocated to the segment level.  The impact of such items are eliminated from Adjusted EBITDA in order to calculate Segment Adjusted Profit.  The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Adjusted EBITDA	$8,142	$18,432
Depreciation included in other operating (income) expense, net	(6)	(3)
Startup costs (1)	—	(1,463)
Non-cash compensation, net of distribution	(243)	(347)
Provision (benefit) for bad debts	205	(41)
Other, net	(84)	(56)
Segment Adjusted Profit	$8,014	$16,522
(1) During fiscal year 2011, startup costs related to costs associated with UCA operating expenses.

Segment Adjusted Profit by reportable segment is as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Polyester Segment Adjusted Profit	$2,426	$5,705
Nylon Segment Adjusted Profit	3,024	4,767
International Segment Adjusted Profit	2,564	6,050
Total Segment Adjusted Profit	$8,014	$16,522

The reconciliations of Segment Net Sales to Consolidated Net Sales are as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Polyester segment net sales	$92,528	$85,587
Nylon segment net sales	40,961	44,173
International segment net sales	37,524	45,332
Subtotal segment net sales	$171,013	$175,092

Consolidated net sales	$171,013	$175,092

The reconciliations of Segment Gross Profit to Consolidated Gross Profit are as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Polyester segment gross profit	$3,690	$7,662
Nylon segment gross profit	4,351	6,196
International segment gross profit	3,789	7,688
Subtotal segment gross profit	$11,830	$21,546

Consolidated gross profit	$11,830	$21,546

The reconciliations of Segment SG&A to Consolidated SG&A are as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Polyester segment SG&A	$6,063	$6,688
Nylon segment SG&A	2,110	2,282
International segment SG&A	2,198	2,540
Subtotal segment SG&A	$10,371	$11,510

Consolidated SG&A	$10,371	$11,510

The reconciliations of Segment Depreciation and Amortization to Consolidated Depreciation and Amortization are as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Polyester segment depreciation and amortization	$4,799	$4,730
Nylon segment depreciation and amortization	783	854
International segment depreciation and amortization	973	902
Subtotal segment depreciation and amortization	$6,555	$6,486
Depreciation included in other operating (income) expense, net	6	3
Amortization included in interest expense	221	254
Consolidated depreciation and amortization	$6,782	$6,743

Results of Operations
Review of First Quarter of Fiscal Year 2012 Compared to First Quarter of Fiscal Year 2011
Consolidated Overview
The net income components, each of the net income components as a percentage of total net sales and the percentage increase or decrease of such components over the comparable prior year period are as follows:

	For the Three Months Ended
	September 25, 2011		September 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$171,013	100.0	$175,092	100.0	(2.3)
Cost of sales	159,183	93.1	153,546	87.7	3.7
Gross profit	11,830	6.9	21,546	12.3	(45.1)
Restructuring charges	—	—	363	0.2	(100.0)
Selling, general and administrative expenses	10,371	6.0	11,510	6.6	(9.9)
Provision (benefit) for bad debts	205	0.1	(41)	—	600.0
Other operating (income) expense, net	(41)	—	243	0.1	(116.9)
Operating income	1,295	0.8	9,471	5.4	(86.3)
Interest expense, net	3,733	2.2	4,526	2.6	(17.5)
Earnings from unconsolidated affiliates	(3,459)	(2.0)	(8,951)	(5.1)	(61.4)
Other non-operating (income) expense, net	462	0.3	1,144	0.6	(59.6)
Income before income taxes	559	0.3	12,752	7.3	(95.6)
Provision for income taxes	273	0.1	2,517	1.4	(89.2)
Net income	$286	0.2	$10,235	5.9	(97.2)

Consolidated Net Sales
Net sales for the September 2011 quarter decreased by $4,079, or 2.3%, as compared to the prior year September quarter as the decline in sales volumes in each of the Company’s reportable segments was not offset by higher selling prices as the Company continues to pass on raw material cost increases.  Overall, sales volumes decreased 11.0% while the weighted average selling prices increased by 8.7%.

Consolidated Gross Profit
Gross profit for the September 2011 quarter decreased by $9,716, or 45.1%, as compared to the prior year September quarter. Gross profit declines were experienced in each of the Company’s reportable segments due to record-high raw material prices and lower sales volumes as demand decreased for most of the Company’s products due to inventory destocking of the apparel supply chain in order to manage inventory levels.  The Company also experienced lower capacity utilization in its manufacturing facilities and related increases in unit costs stemming from production volume declines experienced during the last two quarters as the Company also decreased its inventory levels.  In addition, the Company’s operation in Brazil was significantly impacted by higher average raw material costs and by less expensive imports as the strengthening of the Brazilian Real versus the U.S. dollar created a challenging competitive environment for local production.

Polyester Segment Gross Profit
The segment gross profit components, the percent to net sales and the percentage increase or decrease over the prior year for the polyester segment are as follows:

	For the Three Months Ended
	September 25, 2011		September 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$92,528	100.0	$85,587	100.0	8.1
Cost of sales	88,838	96.0	77,925	91.0	14.0
Gross profit	$3,690	4.0	$7,662	9.0	(51.8)

In the first quarter of fiscal year 2012, net sales for the polyester segment increased $6,941 or 8.1% compared to the prior year first quarter while sales volume decreased 2.7% and the weighted average selling price increased by 10.8%.

The $4 million gross profit decline was due primarily to the unfavorable impacts of lower sales volumes and higher manufacturing costs due to the timing of various production shutdowns (approximately $2.0 million) and due to lower conversion margins (approximately $2.0 million).

The sales volume decline for the segment consists of declines for each of the segment’s products, except for POY and recycled Chip.  These volume declines were driven by weak demand due to increased inventory in the U.S. apparel supply chain, a widened U.S.-Asia raw material gap and the decision of the Company to exit certain low-end margin business.  While retail inventory continues to remain flat, overall inventory in the supply chain has increased.  Throughout the September 2011 quarter, due to the significantly high inventory levels versus historic norms, producers and wholesalers reacted by destocking inventory.  This reaction to elevated inventory levels has negatively impacted the company’s sales volumes in most of its end-use markets. In an effort to reduce working capital and on-hand inventory levels, the segment began adjusting down its production rate during the quarter to levels lower than the sales rate.  The lower utilization and production levels for the current quarter have had an unfavorable impact on the segment’s manufacturing costs per unit sold which negatively impacted gross profits.

The historic rise in polyester raw material costs, (an increase in the average cost per pound of approximately 50% versus the prior year period), has negatively impacted the segment’s conversion margins during the quarter as not all cost increases were passed along to customers due to early indications that polyester raw materials would decline in the September 2011 quarter.

The polyester segment net sales and gross profit, as a percentage of total consolidated amounts, were 54.1% and 31.2% for the first quarter of fiscal year 2012, compared to 48.9% and 35.6% for the first quarter of fiscal year 2011.

Outlook:
The factors outlined above are expected to continue through the next fiscal quarter.  Assuming lower raw material costs, an end to the inventory destocking and the North American region’s ability to maintain its share against Asia, the Company anticipates polyester profitability improvements in the second half of fiscal year 2012.

Nylon Segment Gross Profit
The segment gross profit components, the percent to net sales and the percentage increase or decrease over the prior year for the nylon segment are as follows:

	For the Three Months Ended
	September 25, 2011		September 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$40,961	100.0	$44,173	100.0	(7.3)
Cost of sales	36,610	89.4	37,977	86.0	(3.6)
Gross profit	$4,351	10.6	$6,196	14.0	(29.8)

In the first quarter of fiscal year 2012, net sales for the nylon segment decreased $3,212 or 7.3% compared to the prior year first quarter while sales volume decreased 16.3% and the weighted average selling price increased by 9.0%.

The $1.8 million decline in gross profit was due primarily to lower sales volumes (approximately $0.8 million) and higher manufacturing costs (approximately $1.2 million) offset by an improved mix (approximately $0.2 million).

The sales volume decline was a result of lower shipments into the sock, hosiery and knit apparel applications.  This slowdown resulted in a lower percentage of commodity sales but created a positive impact on product mix.  The lower production levels and capacity utilization for the quarter as the segment adjusted its inventory levels created an unfavorable change in the segment’s manufacturing costs.

The nylon segment net sales and gross profit, as a percentage of total consolidated amounts, were 24.0% and 36.8% for the first quarter of fiscal year 2012, compared to 25.2% and 28.8% for the first quarter of fiscal year 2011.

Outlook:
The factors outlined above are expected to continue through the next fiscal quarter.  The levels of segment sales and production volumes are expected to increase during the second half of fiscal year 2012 assuming an end to the inventory destocking and the North American region’s ability to maintain its share against Asia.

International Segment Gross Profit
The segment gross profit components, the percent to net sales and the percentage increase or decrease over the prior year for the international segment are as follows:

	For the Three Months Ended
	September 25, 2011		September 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$37,524	100.0	$45,332	100.0	(17.2)
Cost of sales	33,735	89.9	37,644	83.0	(10.4)
Gross profit	$3,789	10.1	$7,688	17.0	(50.7)

In the first quarter of fiscal year 2012, net sales for the international segment decreased $7,808 or 17.2%, compared to the prior year first quarter, while sales volume decreased 25.0% and weighted average selling price increased by 7.8%.

The $4.0 million decline in gross profit was due primarily to lower sales volumes and conversion margins in Brazil ($3.3 million lower) as well as lower sales volumes in the Company’s Chinese operation.  The strengthening of the Brazilian Real versus the U.S. dollar has negatively impacted both sales volumes (down 22.6%) and conversion margins (down 30.2%) by making imports of competing yarn, fabric and garments and apparel more competitive alternatives.  In addition, the Company’s Brazilian subsidiary has been impacted by a higher average cost of raw materials.  Sales volumes at the Company’s Chinese subsidiary were down 41.8% versus the prior year quarter caused by a temporary delay in orders as inventory adjustments were made by the operation’s largest customer, a large performance apparel manufacturer.

The international segment net sales and gross profit, as a percentage of total consolidated amounts, were 21.9% and 32.0% for the first quarter of fiscal year 2012, compared to 25.8% and 35.7% for the first quarter of fiscal year 2011.

Outlook:
Assuming a weakening of the Brazilian Real back to historical norms and the increase in sales volumes for the Company’s Chinese sales office, the Company expects improved segment operating results for the second half of the current fiscal year.

Consolidated Selling General & Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased in total and as a percentage of net sales for the September 2011 quarter as compared to the prior year quarter.  Consolidated SG&A decreased by $1,139 or 9.9%, which was primarily a result of decreases in fringe benefit costs, non-cash deferred compensation costs, professional fees, and other employee related costs.  The reduction in fringe benefit costs is mainly related to reductions in certain variable compensation programs due to lower operating results during the current quarter.  These decreases were partially offset by increases in salary costs due to a higher average cost per employee.

Consolidated Restructuring and Impairments
During the first quarter of fiscal year 2011, the Company incurred $363 related to the relocation of polyester equipment from Yadkinville, North Carolina to El Salvador.  These costs were charged to restructuring expense as incurred.

Consolidated (Benefit) Provision for Bad Debts
During the first quarter of fiscal year 2012, there were no significant changes in the Company’s allowance for uncollectible accounts and certain risk accounts remained relatively unchanged.  The provision for bad debt expense was $205 for the three months ended September 25, 2011, as compared to a benefit of $41 recorded for the prior year quarter.

Consolidated Other Operating (Income) Expense, Net
The components of other operating (income) expense, net are as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Net (gain) loss on sale of assets	$64	$(65)
Foreign currency transaction (gains) losses	(21)	364
Other, net	(84)	(56)
Other operating (income) expense, net	$(41)	$243

Other, net includes rental income and miscellaneous charges.

Consolidated Interest Expense, Net
Net interest expense decreased from $4,526 in the September 2010 quarter to $3,733 in the September 2011 quarter.  The favorable decline in interest expense for the Company was primarily due to the lower average outstanding debt balance of the 2014 notes as a result of the redemption of $55,000 of its 2014 notes since June 30, 2010.  These redemptions have been financed through a mix of cash generated from operations and borrowings under the Company’s revolving credit facility which carries a lower average interest rate.  The weighted average interest rate of Company debt for the September 2011 quarter and the September 2010 quarter was 9.7% and 11.1%, respectively.

Outlook:
As a result of its recent redemptions, the Company expects to incur approximately $850 less net interest expense in fiscal year 2012 versus fiscal year 2011.  As the Company executes its Deleveraging Strategy, the trend for declining interest expense is expected to continue.

Consolidated Non-Operating (Income) Expenses, net
For the three months ended September 25, 2011, non-operating (income) expense consists of losses from extinguishment of debt of $462 due to the Company’s redemption of $10,000 of its 2014 notes under the terms of the indenture governing the 2014 notes (the "Indenture") at 102.875%. For the three months ended September 26, 2010, non-operating (income) expense consists of loss from extinguishment of debt of $1,144 due to the Company’s redemption of $15,000 of its 2014 notes pursuant to the Indenture terms at 105.75%.

Consolidated Income Taxes
The Company’s income tax provision for the quarter ended September 25, 2011 resulted in tax expense of $273 at an effective rate of 48.8%.  The income tax rate for the period is different from the U.S. statutory rate due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.  The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The Company’s income tax provision for the quarter ended September 26, 2010 resulted in tax expense of $2,517 at an effective rate of 19.7%.  The income tax rate for the period is different from the U.S. statutory rate due to the utilization of prior losses for which no benefit had been previously recognized, foreign dividends taxed in the U.S., and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.

The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  The Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on net earnings in the period of release.

Consolidated Equity in Earnings of Unconsolidated Affiliates
The Company participates in joint ventures in the U.S. and in Israel.  As of September 25, 2011, the Company has $92,340 invested in these unconsolidated affiliates.  For the three months ended September 25, 2011, $3,459 of the Company’s $559 of income before income taxes was generated from its investments in these four unconsolidated affiliates.  See “Footnote 22.  Investments in Unconsolidated Affiliates and Variable Interest Entities” to the Condensed Consolidated Financial Statements included in this Form 10-Q for a detailed discussion of the Company’s investments in these joint ventures.

For the three months ended September 25, 2011, earnings from the Company’s unconsolidated equity affiliates was $3,459 compared to $8,951 for the three months ended September 26, 2010.  During these periods, the Company’s 34% share of PAL’s earnings decreased from $8,633 to $3,827 primarily due to the timing of revenue recognition under the terms of the cotton rebate program.  During the prior year quarter, PAL recognized (within its cost of sales) a higher level of rebates due to the timing of capital expenditures.  The increase in PAL’s net sales is primarily due to higher average selling prices due to the significant rise in cotton costs.  The remaining decrease in the earnings of equity affiliates relates primarily to lower operating results of UNF and UNF America which was primarily driven by decreased sales volumes and lower capacity utilization.

Outlook:
The Company expects the rebates to be recognized by PAL during the remainder of fiscal year 2012 to be similar to those recorded during the first quarter of fiscal year 2012.  The Company also expects its equity affiliates to continue to be impacted by lower sales volumes over the short-term with a return to more normalized sales volumes and profitability during the second half of fiscal year 2012.

Consolidated Net Income
Net income for the September 2011 quarter was $286, or $0.01 per basic share, compared to net income of $10,235, or $0.51 per basic share, for the prior year quarter.  The Company’s decreased profitability was due primarily to lower sales volumes over the prior year quarter, higher manufacturing costs and a decrease in earnings from the Company’s unconsolidated affiliates partially offset by a favorable decline in SG&A expenses.

Consolidated Adjusted EBITDA
Adjusted EBITDA for the September 2011 quarter decreased $10,290 versus the prior year quarter.  As discussed above, consolidated gross profit decreased $9,716 partially offset by a favorable decline in SG&A costs of $1,139.  The primary differences between the aforementioned changes in gross profit and SG&A expenses and the Company’s key performance Adjusted EBITDA metric are primarily start-up costs, non-cash compensation charges, provision (benefit) for bad debts and other operating (income) expense items.

Liquidity and Capital Resources
The Company’s primary capital requirements are for working capital, capital expenditures, debt repayment and service of indebtedness. The Company’s primary sources of capital are cash generated from operations and amounts available under its revolving credit facility.  As of September 25, 2011, cash generated from operations was $1,821 and availability under the revolving credit facility was $54,598.

Historically, the Company has met its working capital, capital expenditures and service of indebtedness requirements from its cash flows from operations.  For fiscal year 2011 and the first quarter of fiscal year 2012, cash generated from operations did not cover the Company’s working capital needs, capital expenditures and service of indebtedness.  The Company used borrowings from its revolving credit facility to supplement cash flows from operations.

The following table presents a summary of the Company’s cash, working capital, debt obligations and liquidity for its U.S. and foreign operations as of September 25, 2011:

	U.S.	Brazil	All Others	Total
Working capital	$115,389	$57,452	$25,575	$198,416
Long-term debt, including current portion	$163,970	$—	$—	$163,970

Cash and cash equivalents	$146	$11,184	$8,491	$19,821
Borrowings available revolving credit facility	54,598	—	—	54,598
Liquidity	$54,744	$11,184	$8,491	$74,419

During fiscal year 2011, the Company changed its indefinite reinvestment assertion related to $26,630 of the earnings and profits held by UDB.  During fiscal year 2012, the Company increased the assertion related to the future repatriation of UDB earnings and profits by an additional $13,415.  The Company has established a deferred tax liability, net of estimated foreign tax credits, of approximately $3,756 related to the additional income tax that would be due as a result of the current plan to repatriate earnings in future periods.  During fiscal year 2012, the Company repatriated current foreign earnings of $7,400.  All other remaining undistributed earnings are deemed to be indefinitely reinvested.

Working capital decreased by $14,553 from $212,969 as of June 26, 2011 to $198,416 as of September 25, 2011.  This decrease includes a $12,425 currency effect related to the weakening of the Brazilian Real to the U.S. dollar of which $3,242 relates to the effect of currency rate changes on cash and cash equivalents.  Adjusted for the changes due to currency, the changes in the Company’s working capital as compared to June 26, 2011 were comprised of increases for domestic operations and decreases for international businesses.  The increase in working capital for domestic operations is primarily due to an increase in inventories, partially offset by an increase in accounts payable and a decrease in cash.  The decrease in cash is primarily impacted by capital expenditures and debt reduction.  Domestic inventories increased as a result of higher inventory units and rising raw material costs.  Domestic accounts payable increased due to the timing of payments made to suppliers for raw material purchases.  The decline in working capital for international businesses is primarily driven by a decrease in inventory and cash, partially offset by decreases in accounts payable and accrued expenses.  A decline in inventory units at the Company’s Brazilian subsidiary accounts for the majority of the decline in international inventories and the decrease in accounts payable is reflective of a lower level of purchases.

Assuming lower raw material costs, an end to the inventory destocking and improvements in the Company’s inventory and working capital turns, the Company expects working capital to be a source for cash for the 2012 fiscal year.

Liquidity Assessment
The Company currently believes that its existing cash balances and cash generated by operations, together with its available credit capacity, will enable the Company to comply with the terms of its indebtedness and meet the foreseeable liquidity requirements.  Domestically, the Company’s cash balances, cash generated by operations and borrowings available under the revolving credit facility continue to be sufficient to fund its domestic operating activities and cash commitments for its investing and financing activities.  For its foreign businesses, the Company’s existing cash balances and cash generated by operations should provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, including future capital expenditures.

Cash Provided by Operations
Net cash provided by operations was as follows:

	For the Three Months Ended
	September 25, 2011	September 26, 2010
Plus cash receipts:
Receipts from customers	$171,615	$172,063
Dividends from unconsolidated affiliates	2,005	2,532
Other receipts	551	895
Less cash payments:
Payments to suppliers and other operating cost	136,031	133,555
Payments for salaries, wages, and benefits	34,748	35,138
Payments for restructuring and severance	—	664
Payments for interest	778	380
Payments for taxes	793	1,742
Net cash provided by operations	$1,821	$4,011

Cash received from customers decreased slightly during the September 2011 quarter over the September 2010 quarter as a result of declines in sales volumes.  Selling prices increased on a per unit basis, however, this increase did not offset the sales volume decline.  Payments to suppliers increased as raw material prices exceeded historic highs and reduced demand for textile products in the U.S.  Polyester raw material prices increased approximately 50% in the September 2011 quarter as compared to the same prior year quarter.  These per unit increases were partially offset by lower production volumes.   Salary, wage and benefit payments decreased slightly as a result of reduced variable compensation payments offset by an increase in employee costs.  The Company had 200 additional wage level employees versus the prior year quarter, primarily related to the completion of UCA and the Repreve recycling center. The increased borrowings under the Company’s revolving credit facility versus the prior year quarter caused an increase in the frequency of required interest payments.  Restructuring and severance payments decreased as the Company completed its equipment reinstallation involving certain of its polyester facilities.  Taxes paid by the Company decreased from $1,742 to $793 primarily as a result of a decline in tax liabilities related to the Company’s Brazilian subsidiary.  The Company’s cash dividends from unconsolidated affiliates remained relatively flat.  Other receipts include rental income and interest income.

Cash Used in Investing Activities and Financing Activities
Investing and Financing Activities
The Company utilized $1,309 in net investing activities and utilized $4,939 in net financing activities during the September 2011 quarter.  The primary cash expenditures for investing and financing activities during the September 2011 quarter included $10,288 to repurchase a portion of the 2014 notes with a face value of $10,000, $1,122 in capital expenditures and $360 for investment in an unconsolidated affiliate offset by $173 in proceeds from the sale of assets.

The Company utilized $5,540 in net investing activities and utilized $16,684 in net financing activities during the September 2010 quarter.  The primary cash expenditures for investing and financing activities during the September 2010 quarter included $15,863 to repurchase a portion of the 2014 notes with a face value of $15,000, $5,495 in capital expenditures, $821 for debt refinancing fees and $225 for investment in an unconsolidated affiliate offset by $180 in proceeds from the sale of capital assets.

Capital Expenditures
In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures.  During the first quarter of fiscal year 2012, the Company spent $1,122 on capital expenditures compared to $5,495 in the prior year quarter.  The Company estimates its fiscal year 2012 capital expenditures will be approximately $7,000 to $8,000, which primarily consists of routine, on-going capital expenditures to extend the useful life of certain assets.   As of September 25, 2011, the Company had no restricted cash funds that are required to be used for domestic capital expenditures under the Indenture.  The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Note Repurchases
The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions or by calling a portion of the 2014 notes under the terms of the Indenture.  Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors and the amounts involved may be material.  The Company continues to execute its plan to utilize a combination of internally generated cash and excess availability on its revolving credit facility to repurchase and retire portions of its 2014 notes.  The Company expects to maintain a continuous balance outstanding under its revolving credit facility and hedge a substantial amount of the interest rate risk in order to ensure its interest savings.  As a result of the utilization of cash on hand to reduce outstanding debt and the lower rate under the revolving credit facility, the Company expects a significant reduction of its annual fixed carrying cost between the commencement of this debt reduction strategy during the 2010 fiscal year and the final repayment of the 2014 notes.

Long-Term Debt
Long-term debt consists of the following:

	September 25, 2011	June 26, 2011
Notes payable	$123,722	$133,722
Revolving credit facility	39,900	34,600
Capital lease obligation	348	342
Total debt	163,970	168,664
Current portion of long-term debt	(348)	(342)
Total long-term debt	$163,622	$168,322

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

Revolving Credit Facility
The Company’s First Amended Credit Agreement provides for a revolving credit facility of $100,000 (with the ability of the Company to request that the borrowing capacity be increased up to $150,000) and matures on September 9, 2015.  However, if the 2014 notes have not been paid in full on or before February 15, 2014, the maturity date of the Company’s revolving credit facility will be automatically adjusted to February 15, 2014.  As of September 25, 2011, the Company’s availability under the revolving credit facility was $54,598.

Contingencies
Environmental Liabilities
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

Litigation
The Company is aware of certain claims against it for the alleged use of non-compliant Berry Amendment nylon POY in yarns that the Company sold which may have ultimately been used to manufacture certain U.S. military garments.  Although the Company believes it has certain potential defenses to the claims, the estimate of possible losses, before considering any potential salvage values for the garments, ranges from $200 to $2,100.  The Company has appropriately accrued for this contingency. It is reasonably possible that the Company’s estimate may differ from the actual claim amount; however, the Company believes any change would not be material to the financial statements.

Contractual Obligations
The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.  Except for the $10,000 redemption of the Company’s 2014 notes discussed above, there have been no material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011.

Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements.  The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.  There have been no material changes to these policies during the current period.

Recent Accounting Pronouncements
There have been no newly issued or newly applicable accounting pronouncements that have or are expected to have a significant impact on the Company's financial statements.

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

Interest Rate Risk: The Company is exposed to interest rate risk through its borrowing activities.  The majority of the Company’s borrowings are its 2014 notes which have a fixed rate of interest.  The Company also has borrowings on its revolving credit facility which have a variable rate of interest. The Company may hedge its interest rate variability on its revolving credit facility using an interest rate swap.  The Company’s principal cash flows and weighted average interest rates expected to be incurred through the debt maturity dates are as follows:

	Expected Maturity Date on a Fiscal Year Basis
	2012	2013	2014	2015	2016	Fair Value
Long-term debt:
2014 notes payable	$—	$—	$123,722	$—	$—	$127,267
Fixed interest rate	11.5%	11.5%	11.5%	—	—

Revolving credit facility	$—	$—	$—	$—	$39,900	$39,900
Variable interest rate (2.0-2.75% +)	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR

Interest rate derivatives:
Variable to fixed	$—	$25,000	$—	$—	$—	$(422)
Average pay rate (2.0-2.75% +)	1.39%	1.39%	—	—	—

Variable to fixed	$—	$10,000	$—	$—	$—	$(64)
Average pay rate (2.0-2.75% +)	0.75%	0.75%	—	—	—

Currency Exchange Rate Risk:  The Company conducts its business in various foreign countries and in various foreign currencies.  Each of the Company’s operations may enter into transactions (sales, purchases, or fixed purchase commitments, etc.) that are denominated in currencies other than the operation’s functional currency and which subject the Company to foreign currency exchange risk.  The Company may enter into forward currency contracts to hedge this exposure.  For sales transactions such as these, the Company typically hedges 60% to 75% of the sales value of these orders by using forward currency contracts.  The maturity dates of the forward contracts are intended to match the anticipated collection dates of the receivables.  The Company may also enter into forward currency contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of September 25, 2011, the Company does not have a significant amount of exposure related to forward currency contracts.

As of September 25, 2011, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held 18.9% of consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

Raw Material and Commodity Risks:  A significant portion of the Company’s raw materials are derived from petroleum-based chemicals.  The costs of the Company’s raw materials can be volatile and availability can depend on global supply and demand dynamics, including certain geo-political risks.  The Company does not use financial instruments to hedge its exposure to changes in raw material costs.  The costs of the primary raw materials that the Company uses throughout all of its operations are generally traded based on U.S. dollar pricing.

Other Risks:  The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas, tariffs and tax laws and incentives.  The degree of impact and the frequency of these events cannot be predicted.

Market Capitalization versus Book Value:  As of the end of the first quarter of fiscal year 2012, the Company’s book value was $14.05 per share.  During the September 2011 quarter, the Company’s common shares traded at a high of $14.61 and ended the quarter at a low of $8.51 per share.  Due to the disparity between the share values, the Company considered the recoverability of its assets and does not believe any of its assets to be impaired at this time.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 25, 2011, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There are no material changes to the Company's risk factors set forth under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 26, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c)  The following table summarizes the Company’s repurchases of its common stock during the quarter ended September 25, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

6/27/11 – 7/26/11	—	—	—	2,269,080
7/27/11 – 8/26/11	—	—	—	2,269,080
8/27/11 – 9/25/11	—	—	—	2,269,080
Total	—	—	—

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan.
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements (tagged as blocks of text)*

*	Exhibit will be filed within 30 days of the filing of the Form 10-Q, as permitted by Regulation S-T Item 405(a)(2).

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC. (Registrant)

Date: November 4, 2011	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 4, 2011	/s/ JAMES M. OTTERBERG
James M. Otterberg
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)