Form 10-Q/A
period 2011-09-25
UNIFI INC
filed 2011-11-28
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2011, filed with the Securities Exchange Commission on November 4, 2011 (the “Form 10-Q”), is solely to furnish the interactive data files using eXtensible Business Reporting Language Format (“XBRL”) contained in Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.     Exhibits

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan.*
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements (tagged as blocks of text).

*	Previously filed with Unifi Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2011 filed with the Securities and Exchange Commission on November 4, 2011.

2

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC. (Registrant)

Date: November 28, 2011	By:	/s/ JAMES M. OTTERBERG
James M. Otterberg Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

3

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.
10.1	Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan.*
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements (tagged as blocks of text).

*	Previously filed with Unifi Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2011 filed with the Securities and Exchange Commission on November 4, 2011.

4