Form 10-Q
period 2011-12-25
UNIFI INC
filed 2012-02-03
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer   [ ]       Accelerated filer   [X]       Non-accelerated filer  [ ]           Smaller Reporting Company   [ ]
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of January 30, 2012 was 20,090,094.
RDGPreambleEnd

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended December 25, 2011

Table of Contents

		Page

Part I. Financial Information

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of
	December 25, 2011 and June 26, 2011	3

	Condensed Consolidated Statements of Operations for the Three Months Ended
	and Six Months Ended December 25, 2011 and December 26, 2010	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three
	Months and Six Months Ended December 25, 2011 and December 26, 2010	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six
	Months Ended December 25, 2011	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	December 25, 2011 and December 26, 2010	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition	35
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

Part II. Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

Part I.     Financial Information

Item 1.     Financial Statements
RDGXBRLParseBegin
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(amounts in thousands, except share and per share amounts)

	December 25, 2011	June 26, 2011
ASSETS
Cash and cash equivalents	$24,677	$27,490
Receivables, net	84,201	100,175
Inventories	114,180	134,883
Income taxes receivable	321	578
Deferred income taxes	3,941	5,712
Other current assets	6,445	5,231
Total current assets	233,765	274,069

Property, plant and equipment, net	137,924	151,027
Deferred income taxes	724	—
Intangible assets, net	10,958	11,612
Investments in unconsolidated affiliates	89,220	91,258
Other non-current assets	10,017	9,410
Total assets	$482,608	$537,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$28,950	$42,842
Accrued expenses	10,502	17,495
Income taxes payable	955	421
Current portion of long-term debt	356	342
Total current liabilities	40,763	61,100
Long-term debt	158,722	168,322
Other long-term liabilities	4,009	4,007
Deferred income taxes	2,882	4,292
Total liabilities	206,376	237,721
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 20,088,094 and 20,080,253 shares outstanding)	2,009	2,008
Capital in excess of par value	33,921	32,599
Retained earnings	233,950	241,272
Accumulated other comprehensive income	5,441	23,776
Total Unifi, Inc. shareholders’ equity	275,321	299,655
Non-controlling interest	911	—
Total shareholders’ equity	276,232	299,655
Total liabilities and shareholders’ equity	$482,608	$537,376

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Net sales	$167,110	$162,139	$338,123	$337,231
Cost of sales	156,228	142,649	315,411	296,195
Gross profit	10,882	19,490	22,712	41,036
Selling, general and administrative expenses	10,986	11,161	21,357	22,671
Provision for bad debts	357	86	562	45
Restructuring charges	—	1,183	—	1,546
Other operating expenses, net	490	16	449	259
Operating (loss) income	(951)	7,044	344	16,515
Interest income	(495)	(668)	(1,142)	(1,411)
Interest expense	4,222	5,062	8,602	10,331
Loss on extinguishment of debt	—	—	462	1,144
Other non-operating (income) expenses	(1,479)	450	(1,479)	450
Equity in earnings of unconsolidated affiliates	(844)	(5,039)	(4,303)	(13,990)
Loss on previously held equity interest in Repreve Renewables, LLC	3,656	—	3,656	—
(Loss) income before income taxes	(6,011)	7,239	(5,452)	19,991
Provision for income taxes	1,806	1,854	2,079	4,371
Net (loss) income including non-controlling interest	$(7,817)	$5,385	$(7,531)	$15,620
Less: net (loss) attributable to non-controlling interest	(209)	—	(209)	—
Net (loss) income attributable to Unifi, Inc.	$(7,608)	$5,385	$(7,322)	$15,620

Net (loss) income per common share:
Basic	$(0.38)	$0.27	$(0.36)	$0.78

Diluted	$(0.38)	$0.26	$(0.36)	$0.76

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Net (loss) income including non-controlling interest	$(7,817)	$5,385	$(7,531)	$15,620
Other comprehensive (loss) income (net of tax):
Foreign currency translation adjustments	(1,107)	1,446	(18,332)	8,153
Gain (loss) on cash flow hedges	966	6,727	(3)	6,727
Other comprehensive (loss) income	(141)	8,173	(18,335)	14,880

Comprehensive (loss) income including non-controlling interest	(7,958)	13,558	(25,866)	30,500
Less: comprehensive (loss) attributable to non-controlling interest	(209)	—	(209)	—
Comprehensive (loss) income attributable to Unifi, Inc.	$(7,749)	$13,558	$(25,657)	$30,500

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended December 25, 2011
(amounts in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Unifi, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders’ Equity
Balance June 26, 2011	$2,008	$32,599	$241,272	$23,776	$299,655	$—	$299,655
Options exercised	1	48	—	—	49	—	49
Stock-based compensation	—	368	—	—	368	—	368
Other comprehensive loss	—	—	—	(18,194)	(18,194)	—	(18,194)
Net income	—	—	286	—	286	—	286
Balance September 25, 2011	2,009	33,015	241,558	5,582	282,164	—	282,164
Options exercised	—	11	—	—	11	—	11
Stock-based compensation	—	895	—	—	895	—	895
Other comprehensive loss	—	—	—	(141)	(141)	—	(141)
Acquisition of controlling interest in Repreve Renewables, LLC	—	—	—	—	—	1,000	1,000
Contributions from non-controlling interest	—	—	—	—	—	120	120
Net (loss)	—	—	(7,608)	—	(7,608)	(209)	(7,817)
Balance December 25, 2011	$2,009	$33,921	$233,950	$5,441	$275,321	$911	$276,232

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	For the Six Months Ended
	December 25, 2011	December 26, 2010
Cash and cash equivalents at beginning of year	$27,490	$42,691
Operating activities:
Net (loss) income including non-controlling interest	(7,531)	15,620
Adjustments to reconcile net (loss) income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(4,303)	(13,990)
Dividends received from unconsolidated affiliates	2,005	2,532
Depreciation and amortization expense	13,468	13,466
Net loss on sale of assets	63	53
Loss on extinguishment of debt	462	1,144
Non-cash compensation expense	1,395	737
Loss on previously held equity interest in Repreve Renewables, LLC	3,656	—
Deferred income taxes	(575)	234
Other	(8)	(20)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	12,130	10,729
Inventories	14,381	(9,953)
Other current assets and income taxes receivable	(1,561)	540
Accounts payable and accrued expenses	(19,830)	(7,618)
Income taxes payable	550	1,047
Net cash provided by operating activities	14,302	14,521
Investing activities:
Capital expenditures	(3,259)	(13,324)
Investments in unconsolidated affiliates	(360)	143
Acquisition of controlling interest in Repreve Renewables, LLC, net of cash acquired	(356)	—
Proceeds from sale of assets	181	185
Proceeds from return of split dollar life insurance premiums	14	3,241
Net cash used in investing activities	(3,780)	(9,755)
Financing activities:
Payments of notes payable	(10,288)	(15,862)
Payments on revolving credit facility	(92,400)	(77,225)
Proceeds from borrowings on revolving credit facility	92,800	77,225
Proceeds from stock option exercises	60	68
Purchase and retirement of Company stock	—	(2)
Debt financing fees	—	(825)
Contributions from non-controlling interest	120	—
Net cash used in financing activities	(9,708)	(16,621)

Effect of exchange rate changes on cash and cash equivalents	(3,627)	2,349
Net decrease in cash and cash equivalents	(2,813)	(9,506)
Cash and cash equivalents at end of period	$24,677	$33,185

See accompanying notes to Condensed Consolidated Financial Statements.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
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

2. Basis of Presentation
The Company’s current fiscal quarter ended on Sunday, December 25, 2011.  However, the Company’s Brazilian, Colombian, and Chinese subsidiaries’ fiscal quarter ended on December 31, 2011.  No significant transactions or events have occurred between these dates and the date of the Company’s financial statements.  The three months ended December 25, 2011 and the three months ended December 26, 2010 each consist of thirteen week periods.  The six months ended December 25, 2011 and the six months ended December 26, 2010 each consist of twenty-six week periods.

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

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.  There were no changes in the nature of the Company’s significant accounting policies or the application of its accounting policies from those reported in its most recent Annual Report on Form 10-K.  Certain prior period information has been reclassified to conform to the current period presentation.

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

4. Acquisition of Controlling Interest in Repreve Renewables, LLC
In April 2010, the Company entered into an agreement with two other unaffiliated entities to form Repreve Renewables, LLC (“Renewables”) and received a 40% ownership interest for its four million dollar contribution.  Renewables is a development stage enterprise formed to cultivate, grow and sell biomass crops, including crop feedstock intended for use as a fuel in the production of energy as well as to provide value added processes for cultivating, harvesting or using biomass crops.  Renewables has the exclusive license to commercialize FREEDOM™ Giant Miscanthus (“FGM”).  FGM is a miscanthus grass strain used to convert sunlight to biomass energy.  Renewables’ success will depend in part on its ability to license individual growers to produce FGM and to sell feedstock to those growers.  The Company’s investment in Renewables is anticipated to provide a unique revenue stream and support its strategy to grow the REPREVE® brand and product portfolio.

On October 6, 2011, the Company and one other existing Renewables shareholder each acquired an additional 20% ownership interest for $500 from the third Renewables shareholder.  The additional ownership interest purchased by the Company was financed with available cash.  Using the amounts paid per membership unit in the October 6th transaction as a basis, the Company determined that the acquisition date fair value of Renewables was $2,500.  This resulted in the Company’s previously held 40% equity interest being valued at $1,000.  As a result of remeasuring its existing 40% interest to this estimated fair value, the Company recorded a loss of $3,656 during the three months ended December 25, 2011.

Fair value of consideration transferred	$500
Fair value of the previously held equity interest	1,000
1,500
Fair value of the non-controlling interest	1,000
Total fair value of Renewables	$2,500

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Fair value of previously held equity interest	$1,000
Less: investment in Renewables	4,656
Loss on previously held equity interest in Renewables	$(3,656)

The total fair value of  Renewables has been allocated to the tangible assets, liabilities and intangible assets acquired as follows:
Cash	$144
Inventory	45
Other current assets	197
Biomass foundation and feedstock	1,611
PP&E	114
Intangible assets	536
Total assets	2,647
Current liabilities	(147)
Total net assets acquired	$2,500

The intangible assets acquired, and their respective estimated average remaining useful lives, over which each asset will be amortized on a straight line basis, are as follows:
	Amortization Period	Estimated Value
Non-compete agreements	5 years	$243
License to grow FGM	8 years	261
Sub-licenses	4 years	32
Total		$536

Renewables' revenues were nil for the three months ended December 25, 2011 and the six months ended December 25, 2011.  For the three months ended December 25, 2011 and the six months ended December 25, 2011, Renewables' operating expenses were $512 and $1,020, respectively.  Renewables’ operating losses are funded through contributions from its members.

The acquisition of the additional 20% ownership interest has given the Company a 60% ownership interest in Renewables.  The Company’s consolidated financial statements include the financial position and results of operations of Renewables.  As Renewables is a development stage enterprise, has no revenues and limited operating activities, the results of Renewables’ operations are shown within Other Operating Expenses, net in the Condensed Consolidated Statement of Operations.

5. Receivables, net
Receivables, net consist of the following:
	December 25, 2011	June 26, 2011
Customer receivables	$85,207	$100,893
Allowance for uncollectible accounts	(1,550)	(1,147)
Reserves for yarn quality claims	(812)	(1,101)
Net customer receivables	82,845	98,645
Related party receivables	309	512
Other receivables	1,047	1,018
Total receivables, net	$84,201	$100,175

Other receivables consist primarily of receivables for duty drawback, interest and refunds due to the Company for value added taxes.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:
	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 26, 2011	$(1,147)	$(1,101)
Charged to costs and expenses	(562)	(377)
Charged to other accounts	86	19
Deductions	73	647
Balance at December 25, 2011	$(1,550)	$(812)

Amounts charged to costs and expenses for the allowance for uncollectible accounts are reflected in the Provision for bad debts and amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction in the Net sales line of the Condensed Consolidated Statements of Operations.  Amounts charged to other accounts primarily include the impact of translating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. dollar.  For the allowance for uncollectible accounts, deductions represent amounts written off which were deemed to not be collectible, net of any recoveries.  For the reserve for yarn quality claims, deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences.

6. Inventories
Inventories consist of the following:
	December 25, 2011	June 26, 2011
Raw materials	$44,665	$52,387
Supplies	5,267	6,016
Work in process	4,960	7,000
Finished goods	62,588	74,399
Gross inventories	117,480	139,802
Inventory reserves	(3,300)	(4,919)
Total inventories	$114,180	$134,883

Certain foreign inventories of $31,322 and $43,734 as of December 25, 2011 and June 26, 2011, respectively, were valued under the average cost method.  The change in these foreign inventories from the beginning of the year was due to declining prices, lower quantities on-hand at the Company’s Brazilian operations as well as the weakening of the Brazilian Real versus the U.S. dollar that occurred beginning in September 2011.  Included in the Company’s finished goods is $117 and $164 of consigned goods located in El Salvador.

7. Other Current Assets
Other current assets consist of the following:
	December 25, 2011	June 26, 2011
Value added taxes receivable	$1,769	$2,971
Prepaid expenses	1,725	1,282
Vendor deposits	1,800	921
Brazilian non-income related tax refund receivable	999	—
Other	152	57
Total other current assets	$6,445	$5,231

Prepaid expenses consist of advance payments for insurance, public exchange and rating services, professional fees, membership dues, subscriptions and information technology services.  Other includes non-income related tax payments and employee advances.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

8. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following:
	December 25, 2011	June 26, 2011
Land	$3,263	$3,454
Land improvements	11,687	11,400
Buildings and improvements	146,798	151,484
Assets under capital lease	9,520	9,520
Machinery and equipment	540,004	545,279
Computers, software and office equipment	17,838	19,585
Construction in progress	3,809	4,583
Transportation equipment	4,808	5,162
Gross property, plant and equipment	737,727	750,467
Less: accumulated depreciation	(590,921)	(590,878)
Less: accumulated amortization – capital lease	(8,882)	(8,562)
Property, plant and equipment, net	$137,924	$151,027

Depreciation expense, internal software development costs amortization, repair and maintenance expenses and capitalized interest were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Depreciation expense	$5,794	$5,745	$11,699	$11,496
Internal software development costs amortization	63	93	134	192
Repair and maintenance expenses	3,661	4,636	7,989	9,068
Capitalized interest	—	—	—	—

Internal software development costs classified within property, plant and equipment (“PP&E”) consist of the following:
	December 25, 2011	June 26, 2011
Internal software development costs	$1,900	$1,900
Accumulated amortization	(1,702)	(1,568)
Net internal software development costs	$198	$332

9. Intangible Assets, Net
Intangible assets, net consist of the following:
	December 25, 2011	June 26, 2011
Customer list	$22,000	$22,000
Non-compete agreements	4,243	4,000
Licenses	293	—
Total intangible assets, gross	26,536	26,000

Accumulated amortization - customer list	(13,145)	(12,134)
Accumulated amortization - non-compete agreements	(2,424)	(2,254)
Accumulated amortization - licenses	(9)	—
Total accumulated amortization	(15,578)	(14,388)
Intangible assets, net	$10,958	$11,612

In fiscal year 2007, the Company purchased the texturing operations of Dillon Yarn Corporation (“Dillon”) which are included in the Company's polyester reportable segment.  The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition.  Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined.  The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life.  The non-compete agreements are amortized using the straight line method over the periods covered by the covenants not to compete. The amortization expense is included within the polyester segment's depreciation and amortization expense.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

During the second quarter of fiscal year 2012, the Company acquired a controlling interest in Renewables.  The non-compete agreement acquired is being amortized using the straight line method over a five year period.  The licenses acquired are being amortized using the straight line method over the estimated useful lives of four to eight years.

Amortization expense for intangible assets was as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Customer list amortization expense	$505	$544	$1,011	$1,087
Non-compete amortization expense	91	95	170	190
Licenses amortization expense	9	—	9	—
Total amortization expense	$605	$639	$1,190	$1,277

The following table presents the expected intangible asset amortization for the next five fiscal years:
	2012	2013	2014	2015	2016
Customer list	$2,022	$1,837	$1,481	$1,215	$969
Non-compete agreements	328	313	313	313	313
License agreements	28	38	38	38	34
Total intangible amortization	$2,378	$2,188	$1,832	$1,566	$1,316

10. Other Non-Current Assets
Other non-current assets consist of the following:
	December 25, 2011	June 26, 2011
Long-term deposits	$5,338	$5,709
Debt financing fees	2,626	3,245
Biomass foundation and feedstock	1,619	—
Other	434	456
Total other non-current assets	$10,017	$9,410

Long-term deposits consist primarily of deposits with utility companies and value added tax deposits.  Biomass foundation and feedstock represents bioenergy foundation and feedstock currently being propagated by Renewables.  Other non-current assets primarily consists of premiums on a split dollar life insurance policy which represents the value of the Company’s right of return on premiums paid for a retiree owned insurance contract.

11. Accrued Expenses
Accrued expenses consist of the following:
	December 25, 2011	June 26, 2011
Payroll and fringe benefit costs	$5,691	$11,119
Utilities	1,782	2,237
Interest	1,693	1,900
Property taxes	168	885
Retiree medical liability	173	202
Other	995	1,152
Total accrued expenses	$10,502	$17,495

Other accruals consist primarily of sales taxes, marketing expenses, freight expenses, rent and other non-income related taxes.  The decreased accrual for payroll and fringe benefit costs is primarily due to the timing associated with payment of awards previously earned and the amounts expected to be earned under variable compensation programs.

12. Defined Contribution Plan
The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible domestic salary and hourly employees. Under the terms of the DC Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

The contribution expenses were as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Matching contribution expenses	$490	$490	$1,092	$1,108

13. Long-Term Debt
Long-term debt consists of the following:
	December 25, 2011	June 26, 2011
Notes payable	$123,722	$133,722
Revolving credit facility	35,000	34,600
Capital lease obligation	356	342
Total debt	159,078	168,664
Current portion of long-term debt	(356)	(342)
Total long-term debt	$158,722	$168,322

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

The Company can currently elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs.  Beginning in May 2012, the redemption price of the 2014 notes is equal to par.  The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them or it may refinance all or a portion of the 2014 notes with a new debt offering.

The following table presents the components of the Company’s partial redemptions of its 2014 notes and the charges for the extinguishment of debt:

Date	Principal Amount	Redemption Price	Premium (Discount)	Costs and Other Fees	Loss / (Gain)
August 5, 2011	$10,000	102.875%	$288	$174	$462
Total – FY 2012	$10,000		$288	$174	$462

June 30, 2010	$15,000	105.750%	$862	$282	$1,144
February 16, 2011	30,000	105.750%	1,725	468	2,193
Total – FY 2011	$45,000		$2,587	$750	$3,337

September 15, 2009	$500	86.750%	$(66)	$12	$(54)
Total – FY 2010	$500		$(66)	$12	$(54)

April 3, 2009	$8,778	100.000%	$—	$226	$226
June 3, 2009	2,000	73.750%	(525)	48	(477)
Total – FY 2009	$10,778		$(525)	$274	$(251)

Revolving Credit Facility
Concurrent with the issuance of the 2014 notes, the Company amended its senior secured asset-based revolving credit facility (“Amended Credit Agreement”) which, along with revising certain terms and covenants, extended its maturity date to May 15, 2011.  On September 9, 2010, the Company and the Subsidiary Guarantors (as co-borrowers) entered into the First Amendment to the Amended and Restated Credit Agreement ("First Amended Credit Agreement”) with Bank of America, N.A. (as both Administrative Agent and Lender).  The First Amended Credit Agreement provides for a revolving credit facility of $100,000 that matures on September 9, 2015.  However, if the 2014 notes have not been paid in full on or before February 15, 2014, the maturity date of the Company’s revolving credit facility will be automatically adjusted to February 15, 2014.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

The First Amended Credit Agreement contains customary affirmative and negative covenants for asset-based loans that restrict future borrowings and certain transactions. The covenants include restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of capital stock, (ii) permitted encumbrances on property, (iii) the incurrence of indebtedness, (iv) the making of loans or investments, (v) the declaration of dividends and redemptions and (vi) transactions with affiliates.  As long as pro forma excess availability is at least 27.5% of the total credit facility or, if applicable, other specific conditions are met, the Company can make certain distributions and investments including (i) the payment or making of any dividend, (ii) the redemption or other acquisition of any of the Company’s capital stock, (iii) cash investments in joint ventures, (iv) acquisition of the property and assets or capital stock or a business unit of another entity and (v) loans or other investments to a non-borrower subsidiary.  The First Amended Credit Agreement requires the Company to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0 should borrowing availability decrease below 15% of the total credit facility.  There are no capital expenditure limitations under the First Amended Credit Agreement.  The Company was in compliance with all such covenants at December 25, 2011.

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

The weighted average interest rate for the revolving credit facility borrowings for the six months ended December 25, 2011 including the effects of all interest rate swaps was 3.7%.  The Company has $2,695 of standby letters of credit at December 25, 2011, none of which have been drawn upon. As of December 25, 2011 and June 26, 2011, the Company had $44,318 and $51,734 of borrowing availability under the revolving credit facility, respectively.

The following table presents the scheduled maturities of the Company’s long-term debt on a fiscal year basis:
2012	2013	2014	2015	2016	Thereafter	Total
$356	$—	$123,722	$—	$35,000	$—	$159,078

Amortization charged to interest expense related to debt financing was as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Interest expense	$224	$247	$445	$501

14. Other Long-Term Liabilities
Other long-term liabilities consist of the following:
	December 25, 2011	June 26, 2011
Supplemental post-employment plan	$1,998	$1,866
Retiree medical liability	696	696
Derivative instruments	342	408
Long-term portion of foreign taxes payable	820	868
Other non-income related taxes	153	169
Total other long-term liabilities	$4,009	$4,007

The Company maintains an unfunded supplemental post-employment plan for a select group of management employees.  Each participant’s account is credited annually based upon a percentage of their base salary with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index.  The amounts of net expense recorded for this plan within Selling, general and administrative (“SG&A”) expenses for the three months ended December 25, 2011 and December 26, 2010 were $257 and $199, respectively and for the six months ended December 25, 2011 and December 26, 2010 were $132 and $354, respectively.  Amounts are paid to participants only after termination of their employment.  The retiree medical liability relates to a frozen plan that consists of the discounted future claims the Company expects to pay for certain retiree benefits based on claims history and the terms of the benefit agreements.

15. Income Taxes
The Company’s income tax provision for the quarter ended December 25, 2011 resulted in tax expense of $1,806 at an effective rate of (30.0%).  The Company’s income tax provision for the year-to-date period ended December 25, 2011 resulted in tax expense of $2,079 at an effective rate of (38.1%).  The income tax rate for the quarter and year-to-date period ended December 25, 2011 is different from the U.S. statutory rate due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and abroad, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.  The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.  As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the quarter ended December 26, 2010 resulted in tax expense of $1,854 at an effective tax rate of 25.6%.  The Company’s income tax provision for the year-to-date period ended December 26, 2010 resulted in tax expense of $4,371 at an effective rate of 21.9%.  The income tax rate for the quarter and year-to-date period ended December 26, 2010 is different from the U.S. statutory rate due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and abroad, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse.  Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income, and tax planning strategies in making this assessment.  The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  The Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on net earnings in the period of release.

During the fiscal year ended June 26, 2011, the Company changed its indefinite reinvestment assertion related to approximately $26,630 of the earnings and profits held by Unifi do Brazil, Ltda. (“UDB”).  During the first quarter of fiscal year 2012, the Company repatriated $7,400 and updated its indefinite reinvestment assertion by an additional $13,415.  During the second quarter of fiscal year 2012, the Company updated its indefinite reinvestment assertion by an additional $205.  The Company plans on repatriating approximately $6,000 prior to the end of the current fiscal year end.  The Company incorporated these changes and adjusted the deferred tax liability, net of estimated foreign tax credits to $4,938 to reflect the additional income tax that would be due as a result of the current plan to repatriate in future periods.  All remaining undistributed earnings are deemed to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided thereon.

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

16. Shareholders’ Equity
No dividends have been paid during the last two fiscal years. The Indenture governing the 2014 notes and the First Amended Credit Agreement restricts the Company’s ability to pay dividends or make distributions on its common stock.

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

17. Stock Based Compensation
During the second quarter of fiscal year 2012, the Board authorized and the Company issued an aggregate of 49 restricted stock units to the Company’s non-employee directors (“RSUs”) under the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”), a plan approved by the Company’s shareholder’s in 2008.  The RSUs became fully vested on the grant date.  The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock.  The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board.  The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan.  The Company estimated the fair value of the award to be $9.10 per RSU based on the fair value of the Company’s common stock at the award grant date.

During the first quarter of fiscal year 2012, the Compensation Committee of the Board authorized and the Company issued 127 stock options to certain key employees from the 2008 LTIP.  The stock options have a service condition, vest ratably over a three year period and have ten year contractual terms.  The exercise price of the options is $12.47 per share.  The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $7.88 per share.

During the first quarter of fiscal year 2012, the Compensation Committee of the Board authorized and the Company issued 64 RSUs from the 2008 LTIP to certain key employees.  The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs vest ratably over a three year period.  The RSUs will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service.  If after July 27, 2012 and prior to the final vesting date the grantee has a separation from service without cause, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee.  The Company estimated the grant-date fair value of the award to be $12.47 per RSU based on the fair value of the Company’s stock at the award grant date.

The Company incurred $895 and $191 in stock based compensation expense in the second quarter of fiscal years 2012 and 2011, respectively, and $1,263 and $383 in the respective year to date periods which was recorded in SG&A expenses with the offset to capital in excess of par value.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

The Company issued 2 shares and 9 shares of common stock during the second quarter of fiscal years 2012 and 2011, respectively, as a result of the exercise of stock options.  The Company issued 8 shares and 9 shares of common stock during the year to date periods of fiscal years 2012 and 2011, respectively, as a result of the exercise of stock options.

18. Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following:
	December 25, 2011	June 26, 2011
Foreign currency translation adjustments	$4,943	$26,621
Loss on effective portion of derivative instruments	(1,057)	(1,054)
Foreign currency gain (loss) on intercompany loan	1,555	(1,791)
Accumulated other comprehensive income	$5,441	$23,776

Loss on effective portion of derivative instruments includes $715 and $646 of other comprehensive loss related to one of the Company’s unconsolidated affiliates at December 25, 2011 and June 26, 2011, respectively.

19. Computation of Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) was as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Basic EPS:
Net (loss) income attributable to Unifi, Inc.	$(7,608)	$5,385	$(7,322)	$15,620
Weighted average common shares outstanding	20,088	20,059	20,087	20,058

Basic EPS	$(0.38)	$0.27	$(0.36)	$0.78

Diluted EPS:
Net (loss) income attributable to Unifi, Inc.	$(7,608)	$5,385	$(7,322)	$15,620

Weighted average common shares outstanding	20,088	20,059	20,087	20,058
Net potential common share equivalents – stock options and RSU’s	—	407	—	368
Weighted average common shares outstanding	20,088	20,466	20,087	20,426

Diluted EPS	$(0.38)	$0.26	$(0.36)	$0.76

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	1,251	221	1,251	221

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	567	583	567	583

The calculation of earnings per common share is based on the weighted average number of the Company’s common shares outstanding for the applicable period.  The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

20. Derivative Instruments and Hedging Activities
The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps for purposes of reducing its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  The Company does not enter into derivative contracts for speculative purposes.

Interest rate swaps:
On February 15, 2011, the Company entered into a twenty-seven month, $25,000 interest rate swap with Bank of America, N.A. to provide a hedge against the variability of cash flows (monthly interest expense payments) on the first $25,000 of LIBOR-based variable rate borrowings under the Company’s revolving credit facility.  The interest rate swap allows the Company to fix the LIBOR rate at 1.39%.  On August 5, 2011, the Company entered into a twenty-one month, $10,000 interest rate swap to provide a hedge against the variability of cash flows related to additional variable rate borrowings under the revolving credit facility.  This interest rate swap allows the Company to fix the LIBOR rate at 0.75%.

The Company has designated these swaps as cash flow hedges and determined that the hedges have been and still are highly effective.  At December 25, 2011, the amount of loss recognized in accumulated other comprehensive income for the Company’s cash flow hedge derivative instruments was $342.  For the year-to-date period ended December 25, 2011, the Company did not reclassify any gains (losses) from accumulated other comprehensive income to net income and does not expect to do so during the next twelve months.

Foreign currency forward contracts:
The Company or its subsidiaries may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency.  As of December 25, 2011, the latest maturity date for all outstanding foreign currency forward contracts is during February 2012.  These items are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange gains (losses) resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

The fair values of derivative financial instruments were as follows:
As of December 25, 2011:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	5,500	$406	Other current assets	$9
Interest rate swaps	USD	$35,000	$35,000	Other long-term liabilities	$(342)

As of June 26, 2011:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	9,200	$770	Accrued expenses	$(2)
Interest rate swaps	USD	$25,000	$25,000	Other long-term liabilities	$(408)

(MXN represents the Mexican Peso)

The fair values of the Company’s foreign exchange contracts and interest rate swaps are estimated by obtaining month-end market quotes for contracts with similar terms.

The effect of marked to market hedging derivative instruments was as follows:
		For the Three Months Ended
		December 25, 2011	December 26, 2010
Derivatives not designated as hedges:	Classification
Foreign exchange contracts – MXN/USD	Other operating (income) expense	$(11)	$29
Foreign exchange contracts – USD/$R	Other operating (income) expense	(2)	12
Foreign exchange contracts – EU/USD	Other operating (income) expense	—	(14)
Total (gain) loss recognized in income		$(13)	$27

		For the Six Months Ended
		December 25, 2011	December 26, 2010
Derivatives not designated as hedges:	Classification
Foreign exchange contracts – MXN/USD	Other operating (income) expense	$(40)	$47
Foreign exchange contracts – USD/$R	Other operating (income) expense	(2)	27
Foreign exchange contracts – EU/USD	Other operating (income) expense	—	(252)
Total (gain) loss recognized in income		$(42)	$(178)

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

(EU represents the Euro; $R represents the Brazilian Real)

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

21. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities
As of December 25, 2011, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.  The following tables present the level within the fair value hierarchy used to measure certain financial assets and liabilities accounted for at fair value on a recurring basis:
As of December 25, 2011:	Level 1	Level 2	Level 3
Assets at fair value:
Derivatives related to foreign exchange contracts	$—	$9	$—
Total assets at fair value	$—	$9	$—

Liabilities at fair value:
Derivatives related to interest rate swaps	—	(342)	—
Total liabilities at fair value	$—	$(342)	$—

As of June 26, 2011:	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivatives related to foreign exchange contracts	—	(2)	—
Derivatives related to interest rate swaps	—	(408)	—
Total liabilities at fair value	$—	$(410)	$—

There were no financial instruments measured at fair value that were in an asset position at June 26, 2011.

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated fair value as of December 25, 2011 and June 26, 2011 because of their short-term nature.  The carrying amount of the revolving credit facility approximated fair value as of December 25, 2011 and June 26, 2011 because the facility has a floating interest rate.  The fair value of the Company’s 2014 notes is based on the last traded price within the period and is considered a Level 2 measurement.  The estimated fair values and carrying amounts outstanding, including any current portions, are presented as follows:
	December 25, 2011	June 26, 2011
2014 notes – estimated fair value	$126,815	$138,402
2014 notes – carrying amount	123,722	133,722

22. Restructuring Charges
On January 11, 2010, the Company announced the creation of Unifi Central America, Ltda. de C.V. (“UCA”).  With a base of operations established in El Salvador, UCA serves customers primarily in the Central American region.  The Company began dismantling and relocating certain polyester equipment from its Yadkinville, North Carolina facility to the region during the third quarter of fiscal year 2010 and completed the startup of the UCA manufacturing facility in the second quarter of fiscal year 2011. The costs incurred for equipment relocation costs to UCA and reinstalling previously idled texturing equipment to replace the manufacturing capacity at the Company’s Yadkinville, North Carolina facility were charged to restructuring expense as incurred.

The components of restructuring charges were as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Equipment relocation costs	$—	$555	$—	$918
Reinstallation costs	—	628	—	628
Restructuring charges	$—	$1,183	$—	$1,546

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)
23. Other Operating Expenses, Net
The components of other operating expenses, net were as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Net (gain) loss on sale of assets	$(2)	$118	$63	$53
Foreign currency transaction losses (gains)	78	(54)	57	310
Operating expenses for Repreve Renewables, LLC	512	—	512	—
Other, net	(98)	(48)	(183)	(104)
Other operating expenses, net	$490	$16	$449	$259

24. Other Non-Operating (Income) Expense, Net
The components of other non-operating (income) expense, net were as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Refund of Brazilian non-income related tax	$(1,479)	$—	$(1,479)	$—
Unsuccessful bond refinancing	—	450	—	450
Other non-operating (income) expense, net	$(1,479)	$450	$(1,479)	$450

In the second quarter of fiscal year 2012, the Company’s Brazilian operation recorded a gain of $1,479 from a refund of non-income related taxes plus interest. In Brazil, indirect taxes applicable to the manufacturing industry are levied at the federal and state government levels. These indirect taxes levied include PIS/COFINS which is a federal tax levied on an entity’s gross revenues.  During the 2000-2004 tax years, this tax was incorrectly levied on the interest income of manufacturing companies and was subsequently challenged in the Brazilian courts.  In the December quarter, the Company was informed that the taxes charged would be refunded with interest.  As of the end of the second quarter of fiscal year 2012, the Company has recorded a current asset of $999 for the remaining refunds due under this settlement.

In the second quarter of fiscal year 2011, the Company recorded $450 for costs associated with an unsuccessful bond refinancing.

25. Investments in Unconsolidated Affiliates and Variable Interest Entities
Parkdale America, LLC
In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”).  In exchange for its contribution, the Company received a 34% ownership interest in PAL which is accounted for using the equity method of accounting.  PAL’s fiscal year end is the Saturday nearest to December 31 and is a limited liability company treated as a partnership for income tax reporting purposes.  PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel markets located throughout North and South America.  PAL has 13 manufacturing facilities located primarily in North Carolina.  According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 80% of total gross sales and 75% of total gross accounts receivable outstanding.

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

On March 30, 2011, PAL amended its revolving credit facility to increase the maximum borrowing capacity from one hundred million to two hundred million dollars and extend the maturity date from October 28, 2012 to July 31, 2014.  PAL’s revolving credit facility charges a variable interest rate based on either the prime rate or LIBOR rate plus an applicable percentage.  PAL’s revolving credit facility also has covenants in place such as an annual limit on capital expenditures, a minimum fixed-charge coverage ratio and a minimum leverage ratio. PAL informed the Company that as of December 2011, PAL’s outstanding borrowings on the revolving credit facility were one hundred million dollars and PAL was in compliance with all debt covenants.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

PAL is subject to price risk related to fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material costs.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  PAL may also designate certain futures contracts as cash flow hedges with the effective portion of gains and losses recorded in accumulated other comprehensive income until the underlying transactions are recognized in income.  As of December 2011, PAL’s accumulated other comprehensive income was comprised of losses related to futures contracts totaling $2,104.  All of PAL’s other derivatives not designated as hedges or the ineffective portion of any designated hedges are marked to market each period with the changes in fair value recognized in current period earnings.  In addition, PAL may enter into forward contracts for certain cotton purchases, which qualify as derivative instruments.  However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.

As of December 25, 2011, the Company’s investment in PAL was $85,374 and is shown within Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets.  The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:
Underlying equity at December 2011	$104,285
Initial excess capital contributions	53,363
Impairment charge recorded in fiscal year 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(820)
Investment at December 2011	$85,374

U.N.F. Industries, Ltd.
In September 2000, the Company and Nilit Ltd. (“Nilit”) formed a 50/50 joint venture, U.N.F. Industries Ltd. (“UNF”), for the purpose of operating nylon extrusion assets to manufacture nylon POY.  UNF’s eight extruders are located at Nilit’s production facilities in Migdal Ha-Emek, Israel.  All raw material and production services for UNF are provided by Nilit under separate supply and services agreements.  All first quality production is sold to the Company.  UNF’s fiscal year end is December 31st and it is a registered Israeli private company.

UNF America, LLC
In October 2009, the Company and Nilit America Inc. (“Nilit America”) formed a 50/50 joint venture, UNF America LLC (“UNF America”), for the purpose of operating a nylon extrusion facility which manufactures nylon POY.  UNF America’s four extruders are located in Ridgeway, Virginia and are operated by Nilit America.  All raw material and production services for UNF America are provided by Nilit America under separate supply and services agreements.  All first quality production is sold to the Company.  UNF America’s fiscal year end is December 31st and it is a limited liability company treated as a partnership for income tax reporting purposes.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America.  The agreement has no stated minimum purchase quantities.  Pricing under this supply agreement is negotiated every six months, based on market rates.  As of December 25, 2011, the Company’s open purchase orders related to this agreement were $2,212.

The Company’s raw material purchases under this supply agreement consist of the following:
	For the Six Months Ended
	December 25, 2011	December 26, 2010
UNF	$7,862	$11,292
UNF America	7,069	9,862
Total	$14,931	$21,154

As of December 25, 2011 and June 26, 2011, the Company had combined outstanding accounts payable due to UNF and UNF America of $1,974 and $4,124, respectively.

As of December 2011, the Company’s combined investments in UNF and UNF America were $3,846 and are shown within Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets.  The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy.  The Company has determined that UNF and UNF America are variable interest entities (“VIEs”), the Company is the primary beneficiary and, under U.S. GAAP, the Company should consolidate the two entities.  As the Company purchases substantially all of the output from the two entities, and, as the two entities’ balance sheets constitute less than 2.0% of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Unaudited, condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is as follows.  As PAL is defined as significant, its information is separately disclosed.  The operating results of Renewables are included through the end of the Company’s first quarter of fiscal year 2012, thereafter Renewables’ results have been consolidated.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

	As of December 25, 2011
	PAL	Other	Total
Current assets	$317,644	$10,384	$328,028
Noncurrent assets	140,647	809	141,456
Current liabilities	42,529	3,872	46,401
Noncurrent liabilities	109,041	—	109,041
Shareholders’ equity and capital accounts	306,721	7,321	314,042

The Company’s portion of undistributed earnings	16,146	1,003	17,149

	As of June 26, 2011
	PAL	Other	Total
Current assets	$398,338	$13,405	$411,743
Noncurrent assets	155,505	9,588	165,093
Current liabilities	100,284	5,588	105,872
Noncurrent liabilities	154,054	—	154,054
Shareholders’ equity and capital accounts	299,505	17,405	316,910

	For the Three Months Ended December 25, 2011
	PAL	Other	Total
Net sales	$270,810	$6,590	$277,400
Gross profit	10,549	339	10,888
Income (loss) from operations	3,093	(86)	3,007
Net income (loss)	1,980	(75)	1,905
Depreciation and amortization expense	8,942	25	8,967

Cash received by PAL under EAP program	5,144	—	5,144
Earnings recognized by PAL for EAP program	4,964	—	4,964

Dividends and cash distributions received	—	—	—

	For the Three Months Ended December 26, 2010
	PAL	Other	Total
Net sales	$212,357	$10,575	$222,932
Gross profit	16,871	2,007	18,878
Income from operations	13,342	1,223	14,565
Net income	13,011	879	13,890
Depreciation and amortization expense	8,331	341	8,672

Cash received by PAL under EAP program	7,387	—	7,387
Earnings recognized by PAL for EAP program	8,001	—	8,001

Dividends and cash distributions received	—	—	—

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

	For the Six Months Ended December 25, 2011
	PAL	Other	Total
Net sales	$616,885	$16,857	$633,742
Gross profit	23,626	1,002	24,628
Income (loss) from operations	14,209	(287)	13,922
Net income (loss)	13,305	(319)	12,986
Depreciation and amortization expense	18,237	81	18,318

Cash received by PAL under EAP program	11,316	—	11,316
Earnings recognized by PAL for EAP program	10,920	—	10,920

Dividends and cash distributions received	2,005	—	2,005

	For the Six Months Ended December 26, 2010
	PAL	Other	Total
Net sales	$422,158	$22,151	$444,309
Gross profit	43,963	4,015	47,978
Income from operations	37,252	2,485	39,737
Net income	38,403	1,866	40,269
Depreciation and amortization expense	14,875	683	15,558

Cash received by PAL under EAP program	14,511	—	14,511
Earnings recognized by PAL for EAP program	26,377	—	26,377

Dividends and cash distributions received	2,532	—	2,532

26. Commitments and Contingencies
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

Litigation
Certain claims were made against the Company for its alleged use of non-compliant “Berry Amendment” nylon POY in yarns that it sold to a customer that purportedly were used to manufacture certain U.S. military garments (the “Military Claims”).  The Company understands that the military garments manufactured from the Company’s yarns have been accepted by the relevant branches of the U.S. Military pursuant to the terms of a domestic non-availability determination (a “DNAD”).  The Company does not believe that it will incur any additional claims or liability in relation to the Military Claims and, accordingly, it has reversed its accrual for this contingency.

27. Related Party Transactions
During fiscal year 2012, the Company has had sales to Cupron Medical, Inc. (“Cupron”).  Mr. William J. Armfield, IV, is a member of the Company’s Board and is a current shareholder of Cupron.  On December 19, 2011, the Company and Dillon entered into an amendment of an existing sales and service agreement.  The amendment provides for a one year term and consideration of $106 paid quarterly.  Mr. Mitchel Weinberger is a member of the Company’s Board and the President and Chief Operating Officer of Dillon.  For a discussion of the nature of all other related party relationships see “Footnote 27. Related Party Transactions” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)
Related party receivables and payables consist of the following:
	December 25, 2011	June 26, 2011
Related Party Receivables:
Dillon Yarn Corporation	$9	$6
Cupron Medical, Inc.	(2)	—
American Drawtech Company, Inc.	302	506
Total related party receivables (included within receivables, net)	$309	$512
Related Party Payables:
Dillon Yarn Corporation	$162	$276
American Drawtech Company, Inc.	—	11
Salem Leasing Corporation	241	280
Total related party payables (included within accounts payable)	$403	$567

Related party transactions were as follows:

		For the Three Months Ended
Affiliated Entity	Transaction Type	December 25, 2011	December 26, 2010
Dillon Yarn Corporation	Costs under Sales Service Agreement	$288	$398
Dillon Yarn Corporation	Sales	82	16
Dillon Yarn Corporation	Yarn Purchases	659	488
American Drawtech Company	Sales	844	703
American Drawtech Company	Yarn Purchases	20	41
Salem Leasing Corporation	Transportation Equipment Costs	778	979
Cupron Medical, Inc.	Sales	—	10

		For the Six Months Ended
Affiliated Entity	Transaction Type	December 25, 2011	December 26, 2010
Dillon Yarn Corporation	Costs under Sales Service Agreement	$569	$766
Dillon Yarn Corporation	Sales	103	21
Dillon Yarn Corporation	Yarn Purchases	1,249	1,081
American Drawtech Company	Sales	2,045	1,241
American Drawtech Company	Yarn Purchases	42	69
Salem Leasing Corporation	Transportation Equipment Costs	1,531	1,763
Cupron Medical, Inc.	Sales	96	10

28. Business Segment Information
The Company has three operating segments which are also its reportable segments.  Each reportable segment derives its revenues as follows:
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

The Company evaluates the operating performance of its segments based upon Segment Adjusted Profit which is defined as segment gross profit plus segment depreciation and amortization less segment related SG&A net of segment employee severance.  Segment operating profit represents segment net sales less cost of sales, restructuring and impairment charges and SG&A expenses.  The accounting policies for the segments are consistent with the Company’s accounting policies.  Intersegment sales are accounted for at current market prices.  Selected financial information for the Polyester, Nylon and International segments is presented below:

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$95,105	$85,684	$187,633	$171,271
Nylon	38,817	36,814	79,777	80,987
International	33,188	39,641	70,713	84,973
Segment sales to external customers	$167,110	$162,139	$338,123	$337,231

	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$438	$1,745	$890	$2,579
Nylon	219	433	227	922
International	560	213	561	612
Intersegment sales	$1,217	$2,391	$1,678	$4,113

	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$(4,316)	$119	$(6,690)	$730
Nylon	2,312	2,629	4,554	6,543
International	1,900	4,398	3,491	9,546
Segment operating (loss) profit	(104)	7,146	1,355	16,819
Provision for bad debts	357	86	562	45
Other operating expenses, net	490	16	449	259
Consolidated operating (loss) income	(951)	7,044	344	16,515
Interest income	(495)	(668)	(1,142)	(1,411)
Interest expense	4,222	5,062	8,602	10,331
Loss on extinguishment of debt	—	—	462	1,144
Other non-operating (income) expenses	(1,479)	450	(1,479)	450
Equity in earnings of unconsolidated affiliates	(844)	(5,039)	(4,303)	(13,990)
Loss on previously held equity interest in Repreve Renewables, LLC	3,656	—	3,656	—
(Loss) income before income taxes	$(6,011)	$7,239	$(5,452)	$19,991

	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$4,735	$4,745	$9,534	$9,475
Nylon	770	836	1,553	1,689
International	926	891	1,899	1,793
Segment depreciation and amortization expense	6,431	6,472	12,986	12,957
Depreciation and amortization included in other operating (income) expense	31	5	37	8
Amortization included in interest expense	224	247	445	501
Consolidated depreciation and amortization expense	$6,686	$6,724	$13,468	$13,466

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$—	$1,183	$—	$1,546
Nylon	—	—	—	—
International	—	—	—	—
Segment restructuring charges	$—	$1,183	$—	$1,546

	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$419	$6,047	$2,844	$11,751
Nylon	3,082	3,465	6,107	8,232
International ¹	2,930	5,289	5,494	11,339
Segment adjusted profit	$6,431	$14,801	$14,445	$31,322
¹ excludes $104 of employee severance recorded as SG&A in the December 2011 quarter-to-date and year-to-date periods.

	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$1,488	$5,478	$1,677	$8,521
Nylon	119	57	190	428
International	202	2,041	1,007	3,964
Segment capital expenditures	1,809	7,576	2,874	12,913
Unallocated corporate capital expenditures	328	253	385	411
Consolidated capital expenditures	$2,137	$7,829	$3,259	$13,324

	December 25, 2011	December 26, 2010
Polyester	$203,996	$209,165
Nylon	73,699	82,612
International	98,874	116,793
Segment assets	376,569	408,570
All other current assets	3,898	1,594
Unallocated corporate PP&E	9,846	8,750
All other non-current assets	3,075	4,011
Investments in unconsolidated affiliates	89,220	91,873
Consolidated assets	$482,608	$514,798

29. Subsequent Events
The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no other items deemed reportable.

30. Supplemental Cash Flow Information
Cash payments for interest and taxes were as follows:

	For the Six Months Ended
	December 25, 2011	December 26, 2010
Interest, net of capitalized interest	$8,343	$9,973
Income taxes, net of refunds	1,867	3,355

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)
31. Condensed Consolidating Financial Statements
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

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)
Balance Sheet Information as of December 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,528	$(3,320)	$24,469	$—	$24,677
Receivables, net	—	63,321	20,880	—	84,201
Intercompany accounts receivable	228,091	(221,505)	1,258	(7,844)	—
Inventories	—	76,072	38,108	—	114,180
Income taxes receivable	128	—	193	—	321
Deferred income taxes	2,755	—	1,186	—	3,941
Other current assets	79	1,429	4,937	—	6,445
Total current assets	234,581	(84,003)	91,031	(7,844)	233,765

Property, plant and equipment, net	8,761	105,553	23,610	—	137,924
Deferred income taxes	—	—	724	—	724
Intangible assets, net	—	10,442	8,568	(8,052)	10,958
Investments in unconsolidated affiliates	—	85,374	3,743	103	89,220
Investments in consolidated subsidiaries	428,703	—	—	(428,703)	—
Intercompany notes receivable	—	—	19,897	(19,897)	—
Other non-current assets	2,986	3,090	3,941	—	10,017
Total assets	$675,031	$120,456	$151,514	$(464,393)	$482,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$32	$24,055	$4,863	$—	$28,950
Intercompany accounts payable	234,747	(234,338)	7,300	(7,709)	—
Accrued expenses	1,800	6,615	2,087	—	10,502
Income taxes payable	—	—	955	—	955
Current portion of long-term debt	—	356	—	—	356
Total current liabilities	236,579	(203,312)	15,205	(7,709)	40,763

Long-term debt	158,722	—	—	—	158,722
Intercompany notes payable	—	—	19,897	(19,897)	—
Other long-term liabilities	342	2,695	972	—	4,009
Deferred income taxes	2,755	—	127	—	2,882
Total liabilities	398,398	(200,617)	36,201	(27,606)	206,376
Total Unifi, Inc. shareholders’ equity	275,722	321,073	115,313	(436,787)	275,321
Non-controlling interest	911	—	—	—	911
Total shareholders’ equity	276,633	321,073	115,313	(436,787)	276,232
Total liabilities and shareholders’ equity	$675,031	120,456	151,514	(464,393)	$482,608

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)
Balance Sheet Information as of June 26, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,656	$323	$25,511	$—	$27,490
Receivables, net	—	69,800	30,375	—	100,175
Intercompany accounts receivable	3	6,755	500	(7,258)	—
Inventories	—	84,193	50,690	—	134,883
Income taxes receivable	419	—	159	—	578
Deferred income taxes	3,482	—	2,230	—	5,712
Other current assets	122	588	4,521	—	5,231
Total current assets	5,682	161,659	113,986	(7,258)	274,069

Property, plant and equipment, net	8,889	114,510	27,628	—	151,027
Intangible assets, net	—	11,612	—	—	11,612
Investments in unconsolidated affiliates	—	82,955	8,303	—	91,258
Investments in consolidated subsidiaries	456,288	—	—	(456,288)	—
Intercompany notes receivable	—	—	16,545	(16,545)	—
Other non-current assets	3,619	3,048	2,743	—	9,410
Total assets	$474,478	$373,784	$169,205	$(480,091)	$537,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$164	$35,207	$7,471	$—	$42,842
Intercompany accounts payable	409	—	6,849	(7,258)	—
Accrued expenses	2,037	11,717	3,741	—	17,495
Income taxes payable	—	—	421	—	421
Current portion of long-term debt	—	342	—	—	342
Total current liabilities	2,610	47,266	18,482	(7,258)	61,100

Long-term debt	168,322	—	—	—	168,322
Intercompany notes payable	—	—	16,545	(16,545)	—
Other long-term liabilities	409	2,562	1,036	—	4,007
Deferred income taxes	3,482	—	810	—	4,292
Total liabilities	174,823	49,828	36,873	(23,803)	237,721
Shareholders’ equity	299,655	323,956	132,332	(456,288)	299,655
Total liabilities and shareholders’ equity	$474,478	$373,784	$169,205	$(480,091)	$537,376

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Three Months Ended December 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$123,050	$44,692	$(632)	$167,110
Cost of sales	—	116,324	40,733	(829)	156,228
Gross profit	—	6,726	3,959	197	10,882
Equity in subsidiaries	6,607	—	—	(6,607)	—
Selling, general and administrative expenses	—	8,406	2,580	—	10,986
Provision (benefit) for bad debts	—	377	(20)	—	357
Other operating (income) expenses, net	(4,344)	4,255	585	(6)	490
Operating (loss) income	(2,263)	(6,312)	814	6,810	(951)
Interest income	—	(62)	(624)	191	(495)
Interest expense	4,211	11	191	(191)	4,222
Other non-operating (income) expenses	—	—	(1,479)	—	(1,479)
Equity in (earnings) losses of unconsolidated affiliates	—	(667)	56	(233)	(844)
Loss on previously held equity interest in Repreve Renewables, LLC	—	—	3,656	—	3,656
(Loss) income before income taxes	(6,474)	(5,594)	(986)	7,043	(6,011)
Provision for income taxes	1,343	—	463	—	1,806
Net (loss) income including non-controlling interest	(7,817)	(5,594)	(1,449)	7,043	(7,817)
Less: net (loss) attributable to non-controlling interest	(209)	—	(209)	209	(209)
Net (loss) income attributable to Unifi, Inc.	$(7,608)	$(5,594)	$(1,240)	$6,834	$(7,608)

Statement of Comprehensive (Loss) Income Information for the Three Months Ended December 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income including non-controlling interest.	$(7,817)	$(5,594)	$(1,449)	$7,043	$(7,817)

Other comprehensive (loss) income (net of tax):
Foreign currency translation adjustments	(1,107)	—	(1,107)	1,107	(1,107)
Gain on cash flow hedges	966	822	—	(822)	966
Other comprehensive (loss) income	(141)	822	(1,107)	285	(141)
Comprehensive (loss) income including non-controlling interest	(7,958)	(4,772)	(2,556)	7,328	(7,958)
Less: comprehensive (loss) attributable to non-controlling interest	(209)	—	(209)	209	(209)
Comprehensive (loss) income attributable to Unifi, Inc.	$(7,749)	$(4,772)	$(2,347)	$7,119	$(7,749)

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Three Months Ended December 26, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,383	$48,148	$(392)	$162,139
Cost of sales	—	101,814	41,447	(612)	142,649
Gross profit	—	12,569	6,701	220	19,490
Equity in subsidiaries	(5,675)	—	—	5,675	—
Selling, general and administrative expenses	—	8,100	3,061	—	11,161
Provision (benefit) for bad debts	—	90	(4)	—	86
Restructuring charges	—	1,183	—	—	1,183
Other operating (income) expenses, net	(5,663)	4,745	10	924	16
Operating income (loss)	11,338	(1,549)	3,634	(6,379)	7,044
Interest income	—	(64)	(807)	203	(668)
Interest expense	5,118	17	130	(203)	5,062
Other non-operating expenses	450	—	—	—	450
Equity in (earnings) losses of unconsolidated affiliates	—	(4,423)	(601)	(15)	(5,039)
Income (loss) before income taxes	5,770	2,921	4,912	(6,364)	7,239
Provision for income taxes	385	—	1,469	—	1,854
Net income (loss) including non-controlling interest	5,385	2,921	3,443	(6,364)	5,385
Less: net (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Unifi, Inc.	$5,385	$2,921	$3,443	$(6,364)	$5,385

Statement of Comprehensive Income (Loss) Information for the Three Months Ended December 26, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including non-controlling interest.	$5,385	$2,921	$3,443	$(6,364)	$5,385

Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustments	1,446	—	1,446	(1,446)	1,446
Gain on cash flow hedges	6,727	6,727	—	(6,727)	6,727
Other comprehensive income (loss)	8,173	6,727	1,446	(8,173)	8,173
Comprehensive income (loss) including non-controlling interest	13,558	9,648	4,889	(14,537)	13,558
Less: comprehensive (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Unifi, Inc.	$13,558	9,648	4,889	(14,537)	13,558

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Six Months Ended December 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$246,970	$91,785	$(632)	$338,123
Cost of sales	—	232,534	83,878	(1,001)	315,411
Gross profit	—	14,436	7,907	369	22,712
Equity in subsidiaries	6,571	—	—	(6,571)	—
Selling, general and administrative expenses	—	16,190	5,167	—	21,357
Provision (benefit) for bad debts	—	615	(53)	—	562
Other operating (income) expenses, net	(9,267)	9,192	522	2	449
Operating income (loss)	2,696	(11,561)	2,271	6,938	344
Interest income	—	(124)	(1,369)	351	(1,142)
Interest expense	8,574	28	351	(351)	8,602
Loss on extinguishment of debt	462	—	—	—	462
Other non-operating income	—	—	(1,479)	—	(1,479)
Equity in (earnings) losses of unconsolidated affiliates	—	(4,494)	123	68	(4,303)
Loss on previously held equity interest in Repreve Renewables, LLC	—	—	3,656	—	3,656
(Loss) income before income taxes	(6,340)	(6,971)	989	6,870	(5,452)
Provision for income taxes	1,191	—	888	—	2,079
Net (loss) income including non-controlling interest	(7,531)	(6,971)	101	6,870	(7,531)
Less: net (loss) attributable to non-controlling interest	(209)	—	(209)	209	(209)
Net (loss) income attributable to Unifi, Inc.	$(7,322)	$(6,971)	$310	$6,661	$(7,322)

Statement of Comprehensive (Loss) Income Information for the Six Months Ended December 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income including non-controlling interest.	$(7,531)	$(6,971)	$101	$6,870	$(7,531)

Other comprehensive (loss) income (net of tax):
Foreign currency translation adjustments	(18,332)	—	(18,332)	18,332	(18,332)
Loss on cash flow hedges	(3)	(70)	—	70	(3)
Other comprehensive (loss) income	(18,335)	(70)	(18,332)	18,402	(18,335)
Comprehensive (loss) income including non-controlling interest	(25,866)	(7,041)	(18,231)	25,272	(25,866)
Less: comprehensive (loss) attributable to non-controlling interest	(209)	—	(209)	209	(209)
Comprehensive (loss) income attributable to Unifi, Inc.	$(25,657)	$(7,041)	$(18,022)	$25,063	$(25,657)

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)
Statement of Operations Information for the Six Months Ended December 26, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$236,441	$101,580	$(790)	$337,231
Cost of sales	—	209,185	88,095	(1,085)	296,195
Gross profit	—	27,256	13,485	295	41,036
Equity in subsidiaries	(17,003)	—	—	17,003	—
Selling, general and administrative expenses	—	16,290	6,381	—	22,671
Provision (benefit) for bad debts	—	(202)	247	—	45
Restructuring charges	—	1,546	—	—	1,546
Other operating (income) expenses, net	(12,067)	9,916	560	1,850	259
Operating income (loss)	29,070	(294)	6,297	(18,558)	16,515
Interest income	—	(130)	(1,484)	203	(1,411)
Interest expense	10,274	34	226	(203)	10,331
Loss on extinguishment of debt	1,144	—	—	—	1,144
Other non-operating expenses	450	—	—	—	450
Equity in (earnings) losses of unconsolidated affiliates	—	(13,057)	(1,195)	262	(13,990)
Income (loss) before income taxes	17,202	12,859	8,750	(18,820)	19,991
Provision for income taxes	1,582	—	2,789	—	4,371
Net income (loss) including non-controlling interest	$15,620	$12,859	$5,961	$(18,820)	$15,620
Less: net (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Unifi, Inc.	$15,620	$12,859	$5,961	$(18,820)	$15,620

Statement of Comprehensive Income (Loss) Information for the Six Months Ended December 26, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including non-controlling interest.	$15,620	$12,859	$5,961	$(18,820)	$15,620

Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustments	8,153	—	8,153	(8,153)	8,153
Gain on cash flow hedges	6,727	6,727	—	(6,727)	6,727
Other comprehensive income (loss)	14,880	6,727	8,153	(14,880)	14,880
Comprehensive income (loss) including non-controlling interest	30,500	19,586	14,114	(33,700)	30,500
Less: comprehensive (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Unifi, Inc.	$30,500	$19,586	$14,114	$(33,700)	$30,500

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Statements of Cash Flows Information for Six Months Ended December 25, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$3,451	$(2,950)	$13,771	$30	$14,302

Investing activities:
Capital expenditures	(56)	(790)	(2,421)	8	(3,259)
Investments in unconsolidated affiliates	—	—	(360)	—	(360)
Acquisition of controlling interest in Repreve Renewables, LLC, net of cash acquired	—	—	(356)	—	(356)
Proceeds from sale of assets	—	97	92	(8)	181
Proceeds from return of split dollar life insurance premiums	14	—	—	—	14
Net cash used in investing activities	(42)	(693)	(3,045)	—	(3,780)

Financing activities:
Payments of notes payable	(10,288)	—	—	—	(10,288)
Payments on revolving credit facility	(92,400)	—	—	—	(92,400)
Proceeds from borrowings on revolving credit facility	92,800	—	—	—	92,800
Proceeds from stock option exercises	60	—	—	—	60
Contributions from non-controlling interest	—	—	120	—	120
Cash dividend paid	8,291	—	(8,291)	—	—
Net cash used in financing activities	(1,537)	—	(8,171)	—	(9,708)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,597)	(30)	(3,627)

Net (decrease) increase in cash and cash equivalents	1,872	(3,643)	(1,042)	—	(2,813)
Cash and cash equivalents at beginning of the year	1,656	323	25,511	—	27,490
Cash and cash equivalents at end of the period	$3,528	$(3,320)	$24,469	$—	$24,677

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Statements of Cash Flows Information for Six Months Ended December 26, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$6,464	$4,031	$3,940	$86	$14,521

Investing activities:
Capital expenditures	—	(8,538)	(4,786)	—	(13,324)
Investments in unconsolidated affiliates	—	—	143	—	143
Proceeds from sale of assets	—	6	179	—	185
Proceeds from split dollar life insurance premiums	3,241	—	—	—	3,241
Net cash provided by (used in) investing activities	3,241	(8,532)	(4,464)	—	(9,755)

Financing activities:
Payments of notes payable	(15,862)	—	—	—	(15,862)
Payments on revolving credit facility	(77,225)	—	—	—	(77,225)
Proceeds from borrowings on revolving credit facility	77,225	—	—	—	77,225
Proceeds from stock option exercises	68	—	—	—	68
Purchase and retirement of Company stock	(2)	—	—	—	(2)
Debt financing fees	(825)	—	—	—	(825)
Net cash used in financing activities	(16,621)	—	—	—	(16,621)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,435	(86)	2,349

Net (decrease) increase in cash and cash equivalents	(6,916)	(4,501)	1,911	—	(9,506)
Cash and cash equivalents at beginning of the year	9,938	1,832	30,921	—	42,691
Cash and cash equivalents at end of the period	$3,022	$(2,669)	$32,832	$—	$33,185
RDGXBRLParseEnd

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

•	changes in consumer spending, customer preferences, fashion trends and end-uses;
•	the ability to reduce production costs;
•	changes in currency exchange rates, interest and inflation rates;
•	the financial condition of the Company’s customers;
•	the ability to sell excess assets;
•	technological advancements and the continued availability of financial resources to fund capital expenditures;
•	the operating performance of joint ventures, alliances and other equity investments;
•	the accurate financial reporting of information from equity method investees;
•	the impact of environmental, health and safety regulations;
•	the loss of a material customer(s);
•	the ability to protect intellectual property;
•	employee relations;
•	volatility of financial and credit markets;
•	the continuity of the Company’s leadership;
•	availability of and access to credit on reasonable terms; and
•	the success of the Company’s strategic business initiatives.

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

Business Overview
The Company processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premium value-added ("PVA") yarns with enhanced performance characteristics and higher expected gross margin percentages.  The Company sells its polyester and nylon products to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the U.S.  In addition, the Company has a wholly-owned subsidiary in China focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China.

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

Recent Developments
Company Outlook:  Despite the Company reporting its first quarterly loss since the third quarter of fiscal year 2011 and only the second quarterly loss for its last ten fiscal quarters, the Company expects that the sales volume improvements since returning from the holiday shutdown period, easing raw material prices from record highs at the beginning of the current quarter, the signs of improvement in the Brazilian textile market, and the lessening effects of the inventory destocking within the apparel supply chain will allow the Company to see profitability improvements for the second half of fiscal year 2012 and execute its key strategic objectives.

Deleveraging Strategy: During the current fiscal year, the Company redeemed $10,000 of its 2014 notes and expects to continue to generate positive cash flows from operating activities and other working capital cost savings initiatives to further strengthen its balance sheet. The Company expects to continue to use its excess operating cash flow and availability under its revolving credit facility to redeem additional amounts of its 2014 notes with the next redemption likely occuring in May 2012 (the "Deleveraging Strategy").

Raw Materials: Compared to the beginning of the current fiscal year, polyester raw material costs rose to record highs and gradually declined in November and December.  The average polyester raw material costs for the first two quarters of fiscal year 2012 continue to remain at the highest levels in over thirty years.  In addition, Asian imported yarns have become more competitive as the U.S.-Asia gap in polymer pricing has grown to between 9 and 13 cents per pound on average for this fiscal year to date period versus 2 to 5 cents per pound for the prior fiscal year to date period.

Inventory Destocking: The Company believes that inventory in the apparel supply chain reached elevated levels during the first quarter in the 2012 fiscal year and moderated to a slight decline during the second quarter.  Producer and wholesaler inventories, each of which traditionally averaged about 50 days, were 57 and 61 days, respectively.  Throughout the first two quarters of the Company's current fiscal year, producers and wholesalers reacted to the elevated inventory levels by curtailing purchases. The Company reacted by adjusting its production below its sales levels in order to reduce its on-hand inventory units.  As a result of the Company's inventory destocking, the production volume and per unit manufacturing costs of the Company’s polyester and nylon segments have been negatively impacted.

Brazil: The strengthening of the Brazilian Real from January through August 2011 negatively impacted the competitiveness of the local apparel supply chain and resulted in lower sales volume.  The stronger Real has negatively impacted both volume and conversion margin by making imports of competing fibers, garments and apparel more competitively priced.  For the fiscal year to date period versus the prior year period, the Brazil operation, due to the long supply chain for the procurement of its raw materials, was also negatively impacted by the cost of higher priced inventory flowing through the operation.  Lower sales and production volume have also caused unfavorable increases in production costs due to lower utilization percentages as well as higher spending due to inflationary increases for employee costs and power.

PVA: The sales of branded products continue to remain in-line with the Company’s targets.  Domestically, PVA sales volume held stronger than the remainder of the business and increased versus the prior year quarter.  Internationally, PVA sales volume was negatively impacted by the results in Brazil and the temporary delay of orders from a large volume customer for the Chinese sales office.  The Company's PVA products represent approximately 18% of its consolidated sales volume and REPREVE® continues to grow at a faster pace than other PVA products.

Inflation: The Company continues to be impacted by inflationary increases in areas such as employee costs and benefits, consumables and utility costs.  The Company attempts to mitigate the impacts of these rising costs through its operational efficiencies and increased selling prices.  Inflation may become a factor that begins to significantly impact the Company’s profitability.

Investment in Central America:  The CAFTA region which continues to be a competitive alternative to Asian supply chains, has for the last three years maintained its share of synthetic apparel supply to U.S. retail and continues to see ongoing investments being made in the region.  The Company expects to complete the installation of additional texturing capacity at its plant in El Salvador by the end of this fiscal year.

Repreve Recycling Center:  The new recycling facility allows the Company to expand the REPREVE® brand by increasing the amount and types of recyclable material that can be processed through its facilities and to develop and commercialize value-added products that meet the sustainability demands for brands and retailers.

Repreve Renewables, LLC: During the quarter, the Company acquired an additional 20% ownership interest in Repreve Renewables, LLC ("Renewables") bringing the Company's current ownership to 60%.  The Company’s investment in Repreve Renewables which focuses on cultivating and selling bio-mass crops for the bio-fuel and bio-power industries is anticipated to provide the Company with a unique revenue stream and support our strategy to grow the REPREVE® brand and product portfolio.

U.S.-South Korean Free Trade Agreement: Even though the agreement was passed and South Korea provides little or no export opportunities for the Company or for U.S. textile manufacturers, the Company anticipates limited impact on its business as South Korea is not a low cost provider of textiles in comparison to other Asian countries.  The Company believes that the largest potential threats are caused by the failure of the agreement to address the potential damage from the lack of customs enforcement language and the exposure of illegal transshipments from China through South Korea.

Key Performance Indicators
The Company continuously reviews performance indicators to measure its success.  The following are the indicators management uses to assess performance of the Company’s business:
•	sales volume for the Company and for each of its reportable segments;

•	gross profits and gross margin for the Company and for each of its reportable segments;

•
Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) represents net income or loss attributable to Unifi, Inc. before net interest expense, income tax expense and depreciation and amortization expense (excluding interest portion of amortization);

•
Adjusted EBITDA Including Equity Affiliates represents EBITDA adjusted to exclude restructuring charges, startup costs, non-cash compensation expense net of distributions, gains or losses on extinguishment of debt, loss on previously held equity interest in Repreve Renewables, LLC, and other adjustments.  Other adjustments include gains or losses on sales or disposals of property, plant, or equipment (“PP&E”), currency and derivative gains or losses, employee severance and other non-operating income or expense.  The Company may, from time to time, change the items included within Adjusted EBITDA;

•
Adjusted EBITDA represents Adjusted EBITDA Including Equity Affiliates excluding the earnings of unconsolidated affiliates.  Segment Adjusted Profit equals segment gross profit plus segment depreciation and amortization less segment selling, general, and administrative ("SG&A") expenses net of any employee severance recorded directly to the segment;

•
Adjusted Working Capital (receivables, plus inventory less accounts payable and certain accrued expenses) and Adjusted Working Capital as a percentage of net sales are indicators of the Company’s production efficiency and ability to manage its inventory and receivables.

•	Working Capital represents current assets less current liabilities.

EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are financial measurements that management uses to facilitate its analysis and understanding of the Company’s business operations.  Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company.  The calculation of EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are subjective measures based on management’s belief as to which items should be included or excluded, in order to provide the most reasonable view of the underlying operating performance of the business.  EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are not considered to be in accordance with generally accepted accounting principles (“non-GAAP measurements”) and should not be considered a substitute for performance measures calculated in accordance with GAAP.

The reconciliations of Net (loss) income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Net (loss) income attributable to Unifi, Inc.	$(7,608)	$5,385	$(7,322)	$15,620
Provision for income taxes	1,806	1,854	2,079	4,371
Interest expense, net	3,727	4,394	7,460	8,920
Depreciation and amortization expense	6,454	6,476	13,015	12,965
EBITDA	4,379	18,109	15,232	41,876

Restructuring charges	—	1,183	—	1,546
Startup costs (1)	287	575	287	2,038
Non-cash compensation expense, net	1,152	356	1,395	703
Loss on extinguishment of debt	—	—	462	1,144
Loss on previously held equity interest in Repreve Renewables, LLC	3,656	—	3,656	—
Other	(1,298)	514	(1,255)	813
Adjusted EBITDA Including Equity Affiliates	$8,176	$20,737	$19,777	$48,120

Equity in earnings of unconsolidated affiliates	(844)	(5,039)	(4,303)	(13,990)
Adjusted EBITDA	$7,332	$15,698	$15,474	$34,130

(1) During fiscal year 2012, startup costs relate to the cash operating expenses associated with Repreve Renewables, LLC, net of the portion attributable to the non-controlling interest.  During fiscal year 2011, startup costs related to certain of the cash operating expenses associated with UCA.

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Adjusted EBITDA	$7,332	$15,698	$15,474	$34,130
Depreciation included in other operating (income) expense, net	(8)	(4)	(13)	(8)
Startup costs	—	(575)	—	(2,038)
Non-cash compensation, net of distribution	(1,152)	(356)	(1,395)	(703)
Provision for bad debts	357	86	562	45
Other, net	(98)	(48)	(183)	(104)
Segment Adjusted Profit	$6,431	$14,801	$14,445	$31,322

Segment Adjusted Profit by reportable segment is as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$419	$6,047	$2,844	$11,751
Nylon	3,082	3,465	6,107	8,232
International	2,930	5,289	5,494	11,339
Total Segment Adjusted Profit	$6,431	$14,801	$14,445	$31,322
¹ excludes $104 of employee severance recorded as SG&A in the December 2011 quarter-to-date and year-to-date periods.

The reconciliations of Segment Net Sales to Consolidated Net Sales are as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$95,105	$85,684	$187,633	$171,271
Nylon	38,817	36,814	79,777	80,987
International	33,188	39,641	70,713	84,973
Subtotal segment net sales	$167,110	$162,139	$338,123	$337,231

Consolidated net sales	$167,110	$162,139	$338,123	$337,231

The reconciliations of Segment Gross Profit to Consolidated Gross Profit are as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$2,261	$7,821	$5,951	$15,484
Nylon	4,527	4,719	8,879	10,915
International	4,094	6,950	7,882	14,637
Subtotal segment gross profit	$10,882	$19,490	$22,712	$41,036

Consolidated gross profit	$10,882	$19,490	$22,712	$41,036

The reconciliations of Segment SG&A Expenses to Consolidated SG&A Expenses are as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$6,577	$6,519	$12,641	$13,207
Nylon	2,215	2,090	4,325	4,372
International	2,194	2,552	4,391	5,092
Subtotal segment SG&A expenses	$10,986	$11,161	$21,357	$22,671

Consolidated SG&A expenses	$10,986	$11,161	$21,357	$22,671

The reconciliations of Segment Depreciation and Amortization Expense to Consolidated Depreciation and Amortization Expense are as follows:
	For the Three Months Ended		For the Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Polyester	$4,735	$4,745	$9,534	$9,475
Nylon	770	836	1,553	1,689
International	926	891	1,899	1,793
Subtotal segment depreciation and amortization expense	$6,431	$6,472	$12,986	$12,957
Depreciation and amortization included in other operating (income) expense, net	31	5	37	8
Amortization included in interest expense	224	247	445	501
Consolidated depreciation and amortization expense	$6,686	$6,724	$13,468	$13,466

Results of Operations
Review of Second Quarter of Fiscal Year 2012 Compared to Second Quarter of Fiscal Year 2011
Consolidated Overview
The components of the net (loss) income attributable to Unifi, Inc., each component as a percentage of total net sales and the percentage increase or decrease over the prior year amounts are as follows:

	For the Three Months Ended
	December 25, 2011		December 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$167,110	100.0	$162,139	100.0	3.1
Cost of sales	156,228	93.5	142,649	88.0	9.5
Gross profit	10,882	6.5	19,490	12.0	(44.2)

Selling, general and administrative expenses	10,986	6.6	11,161	6.9	(1.6)
Provision for bad debts	357	0.2	86	0.1	—
Restructuring charges	—	—	1,183	0.7	—
Other operating expenses, net	490	0.3	16	—	—
Operating (loss) income	(951)	(0.6)	7,044	4.3	(113.5)
Interest expense, net	3,727	2.2	4,394	2.7	(15.2)
Other non-operating (income) expenses, net	(1,479)	(0.9)	450	0.3	—
Earnings from unconsolidated affiliates	(844)	(0.5)	(5,039)	(3.1)	(83.3)
Loss on previously held equity interest in Repreve Renewables, LLC	3,656	2.2	—	—	—
(Loss) income before income taxes	(6,011)	(3.6)	7,239	4.4	(183.0)
Provision for income taxes	1,806	1.0	1,854	1.1	2.6
Net (loss) income including non-controlling interest	(7,817)	(4.6)	5,385	3.3	(245.2)
Less: net (loss) attributable to non-controlling interest	(209)	(0.1)	—	—	—
Net (loss) income attributable to Unifi, Inc.	$(7,608)	(4.5)	$5,385	3.3	(241.3)

Consolidated Net Sales
Net sales for the December 2011 quarter increased by $4,971, or 3.1%, as compared to the prior year December quarter despite a decline in sales volume for each of the Company’s reportable segments.  Overall, sales volume decreased by 9.3% due to softness caused by inventory destocking across the apparel supply chain, while the weighted average selling price increased by 12.4% due to raw material inflation and mix enrichment.

Consolidated Gross Profit
Gross profit for the December 2011 quarter decreased by $8,608, or 44.2%, as compared to the prior year December quarter. Gross profit declines were experienced in each of the Company’s reportable segments due primarily to record-high raw material prices and lower sales volume as demand decreased for most of the Company’s products due to inventory destocking within the apparel supply chain.  The Company also experienced lower capacity utilization in its manufacturing facilities and related increases in unit costs stemming from production volume declines as the Company reduced production volume below sales levels, in order to reduce its inventory levels.  In addition, the Company’s operation in Brazil was negatively impacted by less expensive imports which created a challenging competitive environment for local production, higher manufacturing costs due to lower utilization rates and inflationary cost increases.

Polyester Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the polyester segment are as follows:
	For the Three Months Ended
	December 25, 2011		December 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$95,105	100.0	$85,684	100.0	11.0
Cost of sales	92,844	97.6	77,863	90.9	19.2
Gross profit	$2,261	2.4	$7,821	9.1	(71.1)

In the second quarter of fiscal year 2012, net sales for the polyester segment increased $9,421 or 11.0% compared to the prior year second quarter while sales volume decreased 5.8% and the weighted average selling price increased by 16.8%.

The decline of gross profit of $5,560 was primarily due to lower sales volume, higher manufacturing costs and lower conversion margins for certain products.  The sales volume declines were driven by weak demand due to increased inventory in the U.S. apparel supply chain, a widened U.S.-Asia raw material gap and the decision of the Company to exit certain commodity business.  In an effort to reduce working capital and on-hand inventory levels, the segment continued adjusting down its production rate during the quarter to levels lower than the sales rate.  The lower utilization and production levels for the current quarter created an unfavorable impact on the segment’s manufacturing costs per unit sold which negatively impacted gross profit.  The rise in polyester raw material costs, (an increase in the average cost per pound of approximately 24% versus the prior year period), has negatively impacted the segment’s conversion margins during the quarter as not all cost increases could be passed along to customers.

The polyester segment net sales and gross profit, as a percentage of total consolidated amounts, were 56.9% and 20.8% for the second quarter of fiscal year 2012, compared to 52.8% and 40.1% for the second quarter of fiscal year 2011.

Outlook:
Assuming no significant changes in raw material costs, an end to the inventory destocking and the North American region’s ability to maintain its share against Asia, the Company anticipates volume and profitability improvements for the polyester segment in the second half of fiscal year 2012.

Nylon Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the nylon segment are as follows:

	For the Three Months Ended
	December 25, 2011		December 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$38,817	100.0	$36,814	100.0	5.4
Cost of sales	34,290	88.3	32,095	87.2	6.8
Gross profit	$4,527	11.7	$4,719	12.8	(4.1)

In the second quarter of fiscal year 2012, net sales for the nylon segment increased $2,003 or 5.4% compared to the prior year second quarter while sales volume decreased 10.2% and the weighted average selling price increased by 15.6%.

The decline of gross profit of $192 was primarily due to lower sales volume and higher manufacturing costs partially offset by improved unit conversion margins.  The sales volume decline was a result of lower shipments into the sock, hosiery and knit apparel applications as well as lower sales volume as inventory destocking continued through the holiday shutdown period.  The lower production and plant utilization for the current period created an unfavorable change in the segment’s manufacturing costs but allowed for a reduction of on-hand inventory units.  Unit conversion margins were aided by the reversal of the Company’s accrual for the contingency surrounding its Military Claims.

The nylon segment net sales and gross profit, as a percentage of total consolidated amounts, were 23.2% and 41.6% for the second quarter of fiscal year 2012, compared to 22.7% and 24.2% for the second quarter of fiscal year 2011.

Outlook:
While the levels of nylon segment sales and production volume are expected to increase during the second half of fiscal year 2012 assuming an end to the inventory destocking and the North American region’s ability to maintain its share against Asia, the segment's profitability is expected to remain flat.

International Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the international segment are as follows:

	For the Three Months Ended
	December 25, 2011		December 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$33,188	100.0	$39,641	100.0	(16.3)
Cost of sales	29,094	87.7	32,691	82.5	(11.0)
Gross profit	$4,094	12.3	$6,950	17.5	(41.1)

In the second quarter of fiscal year 2012, net sales for the international segment decreased $6,453 or 16.3%, compared to the prior year second quarter, while sales volume decreased 17.3% and weighted average selling price increased by 1.0%.

The decline in gross profit of $2,856 was primarily due to lower sales volume, lower conversion margins and higher manufacturing costs in Brazil as well as lower sales volume in the Company’s Chinese operation.  The declines for sales volume of approximately 18% and declines in conversion margins in Brazil were due to increased imports of competing yarn, fabric and garments becoming more competitive alternatives as a consequence of the appreciation of the local currency from January to August 2011.  Compared to the prior year quarter, Brazil’s manufacturing costs increased due to inflation, salary increases and higher power costs as well as the negative impacts of lower production and plant utilization caused by lower demand.  Sales volume at the Company’s Chinese subsidiary was down approximately 13% versus the prior year quarter caused by a temporary delay in orders as inventory adjustments were made by the operation’s largest customer.

The international segment net sales and gross profit, as a percentage of total consolidated amounts, were 19.9% and 37.6% for the second quarter of fiscal year 2012, compared to 24.5% and 35.7% for the second quarter of fiscal year 2011.

Outlook:
Assuming the Brazilian Real remains at historical norms and an increase in sales volume for the Company’s Chinese sales office, the Company expects improved segment operating results for the second half of the current fiscal year.

Consolidated Selling General & Administrative Expenses
Consolidated SG&A expenses decreased in total and as a percentage of net sales for the December 2011 quarter as compared to the prior year quarter.  Consolidated SG&A expenses decreased by $175 or 1.6%, which was primarily a result of a decrease in fringe benefit costs.  The reduction in fringe benefit costs was mainly related to reductions in expenses for certain variable compensation programs.  These decreases were offset by higher expenses related to the timing of non-cash deferred compensation costs.

Provision for Bad Debts
The provision for bad debt expense was $357 for the three months ended December 25, 2011, as compared to a provision of $86 recorded for the prior year quarter.  The increased provision is a result of unfavorable changes in the aging of customer receivables and higher provision for certain risk accounts.

Restructuring Charges
During the second quarter of fiscal year 2011, the Company incurred $1,183 related to the costs incurred for the relocation of polyester equipment from Yadkinville, North Carolina to El Salvador and the reinstallation of previously idled texturing equipment to replace the manufacturing capacity at the Company’s Yadkinville facility.  These costs were charged to restructuring expense as incurred.

Other Operating Expenses, Net
The components of other operating expense, net are as follows:

	For the Three Months Ended
	December 25, 2011	December 26, 2010
Net (gain) loss on sale of assets	$(2)	$118
Foreign currency transaction losses (gains)	78	(54)
Operating expenses for Repreve Renewables, LLC	512	—
Other, net	(98)	(48)
Other operating expenses, net	$490	$16

Other, net includes rental income and miscellaneous charges.

Interest Expense, Net
Net interest expense decreased from $4,394 in the December 2010 quarter to $3,727 in the December 2011 quarter.  The favorable decline in interest expense was primarily due to the lower average outstanding debt balance as a result of the Company’s redemptions of its 2014 notes.  These redemptions were financed through a mix of cash generated from operations and borrowings under the Company’s revolving credit facility which carries a lower average interest rate.  The weighted average interest rate of Company debt for the December 2010 quarter and the December 2011 quarter was 12.1% and 10.2%, respectively.

Outlook:
As a result of the continued implementation of the Company’s Deleveraging Strategy, the Company expects to incur approximately $2.2 million less interest expense, net for fiscal year 2012 versus fiscal year 2011.  As the Company continues to execute on its Deleveraging Strategy, the trend for declining interest expense is expected to remain.

Other Non-Operating (Income) Expenses
For the three months ended December 25, 2011, Other non-operating (income) expense consists of a $1,479 gain from the Company’s Brazilian operation related to a refund on non-income related taxes plus interest.  For the three months ended December 26, 2010, Other non-operating (income) expense consists of $450 for costs associated with an unsuccessful debt refinancing.

Equity in Earnings of Unconsolidated Affiliates
The Company participates in joint ventures in the U.S. and in Israel.  As of December 25, 2011, the Company had $89,220 invested in these unconsolidated affiliates.  For the three months ended December 25, 2011, the Company’s $6,011 net loss before income taxes included $844 of income generated from its investments in these unconsolidated affiliates.  See “Footnote 25.  Investments in Unconsolidated Affiliates and Variable Interest Entities” to the Condensed Consolidated Financial Statements included in this Form 10-Q for a detailed discussion of the Company’s investments in these joint ventures.

For the three months ended December 25, 2011, earnings from the Company’s unconsolidated affiliates were $844 compared to $5,039 for the three months ended December 26, 2010.  During these periods, the Company’s 34% share of PAL’s earnings decreased from $4,424 to $667 due to the timing of revenue recognition under the terms of the cotton rebate program, increased cotton futures losses and lower sales volume which was primarily due to customer holiday shutdowns and continued inventory destocking efforts by customers that were caused by rising cotton costs and lower demand in the U.S. apparel supply chain.  The remaining decrease in the earnings of unconsolidated affiliates relates to lower operating results for UNF and UNF America which were due to decreased sales volume and lower capacity utilization.

Outlook:
The Company expects its unconsolidated affiliates to continue to be impacted by lower sales volume over the short-term with a return to expected sales volume and profitability by the end of our fiscal year 2012.

Income Taxes
The Company’s income tax provision for the quarter ended December 25, 2011 resulted in tax expense at an effective rate of (30.0%) compared to the quarter ended December 26, 2010, which resulted in tax expense at an effective rate of 25.6%.  The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended December 25, 2011 was primarily due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and abroad, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.  The differences between the Company’s income tax expense and the U.S. statutory rate for the quarter ended December 26, 2010 was primarily due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and abroad, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.

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

Net (Loss) Income Attributable to Unifi, Inc.
Net loss attributable to Unifi, Inc. for the December 2011 quarter was $7,608, or $0.38 per basic share, compared to net income of $5,385, or $0.27 per basic share, for the prior year December quarter.  The Company’s decreased profitability was due primarily to lower gross profits, lower earnings from unconsolidated affiliates, and the loss on the previously held equity interest in Repreve Renewables, LLC.

Adjusted EBITDA
Adjusted EBITDA for the December 2011 quarter decreased $8,366 versus the prior year quarter.  As discussed above, the $8,608 reduction in consolidated gross profit is the primary driver for the decline in Adjusted EBITDA.

Results of Operations
Review of Year-To-Date Fiscal Year 2012 Compared to Year-To-Date Fiscal Year 2011
Consolidated Overview
The components of the net (loss) income attributable to Unifi, Inc., each component as a percentage of total net sales and the percentage increase or decrease over the prior year amounts are as follows:

	For the Six Months Ended
	December 25, 2011		December 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$338,123	100.0	$337,231	100.0	0.3
Cost of sales	315,411	93.3	296,195	87.8	6.5
Gross profit	22,712	6.7	41,036	12.2	44.7
Selling, general and administrative expenses	21,357	6.3	22,671	6.7	5.8
Provision for bad debts	562	0.2	45	0.0	—
Restructuring charges	—	—	1,546	0.5	—
Other operating expenses, net	449	0.1	259	0.1	(73.4)
Operating income	344	0.1	16,515	4.9	(97.9)
Interest expense, net	7,460	2.2	8,920	2.7	(16.4)
Loss on extinguishment of debt	462	0.1	1,144	0.3	(59.6)
Other non-operating (income) expenses	(1,479)	(0.4)	450	0.1	—
Earnings from unconsolidated affiliates	(4,303)	(1.3)	(13,990)	(4.1)	(69.2)
Loss on previously held equity interest in Repreve Renewables, LLC	3,656	1.1	—	—	—
(Loss) income before income taxes	(5,452)	(1.6)	19,991	5.9	(127.3)
Provision for income taxes	2,079	0.6	4,371	1.3	(52.4)
Net (loss) income including non-controlling interest	(7,531)	(2.2)	15,620	4.6	(148.2)
Less: net (loss) attributable to non-controlling interest	(209)	—	—	—	—
Net (loss) income attributable to Unifi, Inc.	$(7,322)	(2.2)	$15,620	4.6	(146.9)

Consolidated Net Sales
Net sales for the December 2011 year-to-date period increased by $892, or 0.3%, as compared to the prior year-to-date December period despite a decline in sales volume in each of the Company’s reportable segments.  Overall, sales volume decreased by 10.2% due to softness caused by inventory destocking across the apparel supply chain while the weighted average selling price increased by 10.5% due to raw material inflation and mix enrichment.

Consolidated Gross Profit
Gross profit for the December 2011 year-to-date period decreased by $18,324, or 44.7%, as compared to the prior year December year-to-date period. Gross profit declines were experienced in each of the Company’s reportable segments due to record-high raw material prices and lower sales volume as demand decreased for most of the Company’s products due to inventory destocking within the apparel supply chain.  The Company also experienced lower capacity utilization in its manufacturing facilities and related increases in unit costs stemming from production volume declines as the Company reduced production volume below sales levels, in order to reduce its inventory levels.  In addition, the Company’s operation in Brazil was negatively impacted by less expensive imports which created a challenging competitive environment for local production, higher average raw material costs and higher manufacturing costs due to lower utilization rates and inflationary cost increases.

Polyester Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the polyester segment are as follows:

	For the Six Months Ended
	December 25, 2011		December 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$187,633	100.0	$171,271	100.0	9.6
Cost of sales	181,682	96.8	155,787	91.0	16.6
Gross profit	$5,951	3.2	$15,484	9.0	(61.6)

In the December year-to-date period of fiscal year 2012, net sales for the polyester segment increased $16,362 or 9.6% compared to the prior year-to-date period while sales volume decreased 4.2% and the weighted average selling price increased by 13.8%.

The decline in gross profit of $9,533 was primarily due lower sales volume, higher manufacturing costs and lower conversion margins for certain products.  The sales volume declines were driven by weak demand due to increased inventory in the U.S. apparel supply chain, a widened U.S.-Asia raw material gap and the decision of the Company to exit certain commodity business.  In an effort to reduce working capital and on-hand inventory levels, the segment adjusted down its production rate during the period to levels lower than the sales rate.  The lower utilization and production levels for the current period created an unfavorable impact on the segment’s manufacturing costs per unit sold which negatively impacted gross profit.  The rise in polyester raw material costs, (an increase in the average cost per pound of approximately 36% versus the prior year period), has negatively impacted the segment’s conversion margins during the quarter as not all cost increases could be passed along to customers.

The polyester segment net sales and gross profit, as a percentage of total consolidated amounts, were 55.5% and 26.2% for the year-to-date period of fiscal year 2012, compared to 50.8% and 37.7% for the prior year-to-date period of fiscal year 2011.

Nylon Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the nylon segment are as follows:

	For the Six Months Ended
	December 25, 2011		December 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$79,777	100.0	$80,987	100.0	(1.5)
Cost of sales	70,898	88.9	70,072	86.5	1.2
Gross profit	$8,879	11.1	$10,915	13.5	(18.7)

In the December year-to-date period of fiscal year 2012, net sales for the nylon segment decreased $1,210 or 1.5% compared to the prior year-to-date period while sales volume decreased 13.5% and the weighted average selling price increased by 12.0%.

The decline in gross profit of $2,036 was due to lower sales volume and higher manufacturing costs.  The sales volume decline was a result of lower shipments into the sock, hosiery and knit apparel applications as well as lower sales volume as inventory destocking continued through the holiday shutdown period.  The lower production and plant utilization for the period created an unfavorable change in the segment’s manufacturing costs but allowed for a reduction of on-hand inventory units.

The nylon segment net sales and gross profit, as a percentage of total consolidated amounts, were 23.6% and 39.1% for the year-to-date period of fiscal year 2012, compared to 24.0% and 26.6% for the prior year-to-date period of fiscal year 2011.

International Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the international segment are as follows:

	For the Six Months Ended
	December 25, 2011		December 26, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$70,713	100.0	$84,973	100.0	(16.8)
Cost of sales	62,831	88.9	70,336	82.8	(10.7)
Gross profit	$7,882	11.1	$14,637	17.2	(46.2)

In the December year-to-date period of fiscal year 2012, net sales for the international segment decreased $14,260 or 16.8%, compared to the prior year-to-date period, while sales volume decreased 21.5% and weighted average selling price increased by 4.7%.

The decline in gross profit of $6,755 was primarily due to lower sales volume, lower conversion margins and higher unit manufacturing costs in Brazil as well as lower sales volume in the Company’s Chinese operation.  Sales volume declines of approximately 20% and declines in conversion margins decreases in Brazil were due to increased imports of competing yarn, fabric and garments as imports became more competitive alternatives due to the appreciation of the local currency from January to August 2011 as well as by a higher average cost of raw materials.  Higher unit manufacturing costs in Brazil were due to lower capacity utilization as a result of lower production volume, along with higher manufacturing costs due to inflation, salary increases and higher power costs.  Sales volume at the Company’s Chinese subsidiary was down approximately 25% versus the prior year-to-date period caused by a temporary delay in orders as inventory adjustments were made by the operation’s largest customer.

The international segment net sales and gross profit, as a percentage of total consolidated amounts, were 20.9% and 34.7% for the year-to-date period of fiscal year 2012, compared to 25.2% and 35.7% for the prior year-to-date period of fiscal year 2011.

Consolidated Selling General & Administrative Expenses
Consolidated selling, general and administrative expenses decreased in total and as a percentage of net sales for the December 2011 year-to-date period as compared to the prior year-to-date period.  Consolidated SG&A expenses decreased $1,314 or 5.8%, which was primarily a result of decreases in fringe benefit costs and other employee related costs and administrative costs.  The reduction in fringe benefit costs was mainly related to reductions in expenses for certain variable compensation programs.  These declines were partially offset by higher non-cash deferred compensation costs as well as increased salary costs which were due to a combination of headcount increases and a higher average cost per employee.

Provision for Bad Debts
The provision for bad debt expense was $562 for the six months ended December 25, 2011, as compared to a provision of $45 recorded for the prior year-to-date period.  The increased provision is a result of unfavorable changes in the aging of customer receivables and higher provision for certain risk accounts.

Restructuring Charges
During the year-to-date period of fiscal year 2011, the Company incurred $1,546 for costs related to the relocation of polyester equipment from Yadkinville, North Carolina to El Salvador and the reinstallation of previously idled texturing equipment to replace the manufacturing capacity at the Company’s Yadkinville facility.  These costs were charged to restructuring expense as incurred.

Other Operating Expenses, Net
The components of other operating expense, net are as follows:

	For the Six Months Ended
	December 25, 2011	December 26, 2010
Net loss on sale of assets	$63	$53
Foreign currency transaction losses	57	310
Operating expenses for Repreve Renewables, LLC	512	—
Other, net	(183)	(104)
Other operating expenses, net	$449	$259

Other, net includes rental income and miscellaneous charges.

Interest Expense, Net
Net interest expense decreased from $8,920 for the December 2010 year-to-date period to $7,460 in the December 2011 year-to-date period.  The favorable decline in interest expense was primarily due to the lower average outstanding debt balance as a result of the Company's redemptions of its 2014 notes.  These redemptions were financed through a mix of cash generated from operations and borrowings under the Company’s revolving credit facility which carries a lower average interest rate.  The weighted average interest rate of Company debt for the December 2010 year-to-date period and the December 2011 year-to-date period was 11.8% and 10.1%, respectively.  The Company’s redemptions of its 2014 notes have resulted in charges of $462 and $1,144 for extinguishments of debt for the six months ended December 25, 2011 and December 26, 2010, respectively.

Other Non-Operating (Income) Expenses
For the six months ended December 25, 2011, Other non-operating (income) expense consists of a $1,479 gain from the Company’s Brazilian operation related to a refund of non-income related taxes plus interest.  For the six months ended December 26, 2010, Other non-operating (income) expense consists of $450 for costs associated with an unsuccessful debt refinancing.

Equity in Earnings of Unconsolidated Affiliates
For the six months ended December 25, 2011, the Company’s $5,452 loss before income taxes included $4,303 of income generated from its investments in its unconsolidated affiliates.

For the six months ended December 25, 2011, earnings from the Company’s unconsolidated equity affiliates was $4,303 compared to $13,990 for the six months ended December 26, 2010.  During these periods, the Company’s 34% share of PAL’s earnings decreased from $13,057 to $4,494 primarily due to the timing of revenue recognition under the terms of the cotton rebate program and lower sales volume which was primarily due to the timing associated with customer holiday shutdowns but also due to the customer inventory destocking efforts that were caused by rising cotton costs and lower demand in the U.S. apparel supply chain.  The remaining decrease in the earnings of unconsolidated affiliates relates primarily to lower operating results of UNF and UNF America which was primarily driven by decreased sales volume and lower capacity utilization.

Income Taxes
The Company’s income tax provision for the year-to-date period ended December 25, 2011 resulted in tax expense at an effective rate of (38.1%) compared to the year-to-date period ended December 26, 2010, which resulted in tax expense at an effective rate of 21.9%.  The difference between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended December 25, 2011 was primarily due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and abroad, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.  The differences between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended December 26, 2010 was primarily due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and abroad, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.

Net (Loss) Income Attributable to Unifi, Inc.
Net loss attributable to Unifi, Inc. for the December 2011 year-to-date period was $7,322 or $0.36 per basic share compared to net income attributable to Unifi, Inc. of $15,620, or $0.78 per basic share, for the prior year-to-date period.  The Company’s decreased profitability was primarily due to lower gross profits, lower earnings from unconsolidated affiliates, and the loss on the previously held equity interest in Repreve Renewables, LLC.

Adjusted EBITDA
Adjusted EBITDA for the December 2011 year-to-date period decreased $18,656 versus the prior year-to-date period.  As discussed above, the $18,324 reduction in consolidated gross profit is the primary driver for the decline in Adjusted EBITDA.

Liquidity and Capital Resources
The Company’s primary capital requirements are for working capital, capital expenditures, debt repayment and service of indebtedness. The Company’s primary sources of capital are cash generated from operations and amounts available under its revolving credit facility.  For the six months ended December 25, 2011, cash generated from operations was $14,302 and as of December 25, 2011, availability under the Company’s revolving credit facility was $44,318.

As of December 25, 2011, all of the Company’s long-term debt obligations are payable by domestic entities while a substantial portion of the Company’s cash and cash equivalents are attributable to foreign entities.  The following table presents a summary of the Company’s cash, working capital, debt obligations and liquidity for its U.S. and foreign operations as of December 25, 2011:

	U.S.	Brazil	All Others	Total
Working capital	$111,092	$58,458	$23,452	$193,002
Long-term debt, including current portion	$159,078	$—	$—	$159,078

Cash and cash equivalents	$209	$18,247	$6,221	$24,677
Borrowings available revolving credit facility	44,318	—	—	44,318
Liquidity	$44,527	$18,247	$6,221	$68,995

During the fiscal year ended June 26, 2011, the Company changed its indefinite reinvestment assertion related to approximately $26,630 of the earnings and profits held by Unifi do Brazil, Ltda. (“UDB”).  During the first quarter of fiscal year 2012, the Company repatriated $7,400 and updated its indefinite reinvestment assertion by an additional $13,415.  The Company plans on repatriating approximately $6,000 more prior to the end of the current fiscal year.  All remaining undistributed earnings are deemed to be indefinitely reinvested.

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to Working Capital as of December 25, 2011 and June 26, 2011:

	December 25, 2011	June 26, 2011
Receivables, net	$84,201	$100,175
Inventory	114,180	134,883
Accounts payable	(28,950)	(42,842)
Accrued expenses	(8,809)	(15,595)
Adjusted Working Capital	160,622	176,621
Cash	24,677	27,490
Other current assets	10,707	11,521
Accrued interest	(1,693)	(1,900)
Other current liabilites	(1,311)	(763)
Working Capital	$193,002	$212,969

Working capital decreased by $19,967 from $212,969 as of June 26, 2011 to $193,002 as of December 25, 2011.  This decrease includes a $13,179 currency effect related to the weakening of the Brazilian Real to the U.S. dollar beginning in September 2011 of which $3,075 relates to the effect of currency rate changes on cash and cash equivalents.   Adjusted for the changes due to currency, the changes in the Company’s working capital as compared to June 26, 2011 were comprised of decreases for both the Company’s domestic and international operations.

The decrease in working capital for domestic operations is primarily due to a decrease in cash, receivables and inventory, partially offset by decreases in accounts payable and accrued expenses.  The decrease in cash was as a result of on-going capital expenditures and debt reductions.  The favorable decline in receivables was due to lower sales volume and timing associated with holiday shutdowns.  The inventory decline was primarily a result of lower units on-hand.  Domestic accounts payable decreased due to the timing of payments made to suppliers due to lower purchasing levels.  Declines for accrued expenses were due to lower amounts for employee fringes, property taxes and utilities.

After considering the currency effects, the remaining decline in working capital for international operations is due to a decrease in cash, receivables and inventory, partially offset by decreases in accounts payable and accrued expenses.  The declines for receivables and inventory units at the Company’s Brazilian subsidiary were due to lower sales and production volume and timing associated with holiday shutdowns accounts for the majority of the decline while the decrease in accounts payable was reflective of a lower level of raw material purchases.

Outlook:
Assuming no significant changes in raw material costs or negative effects from currency fluctuations, an end to the inventory destocking and improvements in the Company’s inventory and working capital turns, the Company expects working capital to be a source for cash for the entire 2012 fiscal year and to remain neutral for the second half of fiscal year 2012.

Capital Expenditures
In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures.  During the first six months of fiscal year 2012, the Company spent $3,259 on capital expenditures compared to $13,324 in the prior year.  The Company estimates its fiscal year 2012 capital expenditures will be approximately $6,000 to $8,000, which will primarily consist of the expenditures for the installation of additional texturing equipment in El Salvador and routine, on-going capital expenditures to extend the useful life of certain assets.   As of December 25, 2011, the Company had no restricted cash funds that are required to be used for domestic capital expenditures under the Indenture.  The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Note Repurchases
The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions or by calling a portion of the 2014 notes under the terms of the Indenture.  Such retirement or purchase of debt may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors and the amounts involved may be material.  The Company expects to maintain a continuous balance outstanding under its revolving credit facility and hedge a substantial amount of the interest rate risk in order to ensure its interest savings.  As a result of the utilization of cash on hand to reduce outstanding debt and the lower rate under the revolving credit facility, the Company expects a significant reduction of its annual fixed carrying cost between the commencement of this debt reduction strategy during the 2011 fiscal year and the final repayment of the 2014 notes.

Cash Provided by Operations
Net cash provided by operations was as follows:

	For the Six Months Ended
	December 25, 2011	December 26, 2010
Plus cash receipts:
Receipts from customers	$349,932	$348,008
Dividends from unconsolidated affiliates	2,005	2,532
Other receipts	1,787	1,475
Less cash payments:
Payments to suppliers and other operating cost	272,943	261,321
Payments for salaries, wages, and benefits	56,269	60,998
Payments for restructuring and severance	—	1,847
Payments for interest	8,343	9,973
Payments for taxes	1,867	3,355
Net cash provided by operations	$14,302	$14,521

Cash received from customers increased $1,924 during the December 2011 year-to-date period over the same prior year period as a result of increases in sales volume and timing of receipts.  Selling prices increased on a per unit basis which were offset by a decline in sales volume.  Payments to suppliers increased as raw material prices for polyester reached historic highs and reduced demand for textile products in the U.S.  Polyester raw material prices increased approximately 36% in the December 2011 year-to-date period as compared to the same prior year period.  These per unit increases were partially offset by lower spending as a result of lower production volume.   Salary, wage and benefit payments decreased as a result of reduced variable compensation payments partially offset by an increase in employee costs.  Increased employee costs were due to higher levels of wage employees related to the opening of the Company’s UCA and the Repreve recycling center facilities.  The Company's deleveraging strategy has resulted in decreased interest expense for the current period versus the prior year period.  Cash taxes paid by the Company decreased as a result of a decline in profitability for the Company’s Brazilian subsidiary.  Other receipts include rental income, non-income related tax refund and interest income.

Cash Used in Investing Activities and Financing Activities
Investing and Financing Activities
The Company utilized $3,780 in net investing activities and utilized $9,708 in net financing activities during the six month period ended December 2011.  The primary cash outlays for investing and financing activities during the six month period ended December 2011 included $10,288 to repurchase a portion of the 2014 notes with a face value of $10,000 and $3,259 in capital expenditures partially offset by proceeds from the sale of assets, capital contributions from non-controlling interest, stock option exercises, and returns of split dollar life insurance premiums.

The Company utilized $9,755 in net investing activities and utilized $16,621 in net financing activities during the six month period ended December 2010.  The primary cash outlays for investing and financing activities during the six month period ended December 2010 included $15,863 to repurchase a portion of the 2014 notes with a face value of $15,000, $13,324 in capital expenditures and $825 for debt refinancing fees partially offset by $3,241 from return of split dollar life insurance premiums, loan repayment from an unconsolidated equity affiliate, proceeds from the sale of assets and proceeds from stock options exercises.

Long-Term Debt
Long-term debt consists of the following:

	December 25, 2011	June 26, 2011
Notes payable	$123,722	$133,722
Revolving credit facility	35,000	34,600
Capital lease obligation	356	342
Total debt	159,078	168,664
Current portion of long-term debt	(356)	(342)
Total long-term debt	$158,722	$168,322

Notes Payable
On May 26, 2006, the Company originally issued $190,000 of its 2014 notes with interest payable on May 15 and November 15 of each year. The Company can currently elect to redeem some or all of the 2014 notes at redemption prices equal to or in excess of par depending on the year the optional redemption occurs.  The Company may also purchase its 2014 notes in open market purchases or in privately negotiated transactions and then retire them or it may refinance all or a portion of the 2014 notes with a new debt offering.

Revolving Credit Facility
The Company’s First Amended Credit Agreement provides for a revolving credit facility of $100,000 and matures on September 9, 2015.  However, if the 2014 notes have not been paid in full on or before February 15, 2014, the maturity date of the Company’s revolving credit facility will be automatically adjusted to February 15, 2014.  As of December 25, 2011, the Company’s availability under the revolving credit facility was $44,318.

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

Litigation
Certain claims were made against the Company for its alleged use of non-compliant “Berry Amendment” nylon POY in yarns that it sold to a customer that purportedly were used to manufacture certain U.S. military garments (the “Military Claims”).  The Company understands that the military garments manufactured from the Company’s yarns have been accepted by the relevant branches of the U.S. Military pursuant to the terms of a domestic non-availability determination (a “DNAD”).  The Company does not believe that it will incur any additional claims or liability in relation to the Military Claims and, accordingly, it has reversed its accrual for this contingency.

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

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.  There have been no material changes to these policies during the current period.

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

	Expected Maturity Date on a Fiscal Year Basis
	2012	2013	2014	2015	2016	Fair Value
Long-term debt:
2014 notes payable	$—	$—	$123,722	$—	$—	$126,815
Fixed interest rate	11.5%	11.5%	11.5%	—	—

Revolving credit facility	$—	$—	$—	$—	$35,000	$35,000
Variable interest rate (2.0-2.75% +)	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR

Interest rate derivatives:
Variable to fixed	$—	$25,000	$—	$—	$—	$(309)
Average pay rate (2.0-2.75% +)	1.39%	1.39%	—	—	—

Variable to fixed	$—	$10,000	$—	$—	$—	$(33)
Average pay rate (2.0-2.75% +)	0.75%	0.75%	—	—	—

Currency Exchange Rate Risk:  The Company conducts its business in various foreign countries and in various foreign currencies.  Each of the Company’s operations may enter into transactions (sales, purchases, or fixed purchase commitments, etc.) that are denominated in currencies other than the operation’s functional currency and which subject the Company to foreign currency exchange risk.  The Company may enter into forward currency contracts to hedge this exposure.  For sales transactions such as these, the Company typically hedges 60% to 75% of the sales value of these orders by using forward currency contracts.  The maturity dates of the forward contracts are intended to match the anticipated collection dates of the receivables.  The Company may also enter into forward currency contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of December 25, 2011, the Company does not have a significant amount of exposure related to forward currency contracts.

As of December 25, 2011, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 20% of consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

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

Market Capitalization versus Book Value:  As of the end of the second quarter of fiscal year 2012, the Company’s book value was $13.77 per share.  During the December 2011 quarter, the Company’s common shares traded at a high of $9.41 and at a low of $7.01 per share.  Due to the disparity between the share values, the Company considered the recoverability of its assets and does not believe any of its assets to be impaired at this time.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 25, 2011, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934, as amended, the “Exchange Act”) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c)  The following table summarizes the Company’s repurchases of its common stock during the quarter ended December 25, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

09/26/11 – 10/25/11	—	—	—	2,269,080
10/26/11 – 11/25/11	—	—	—	2,269,080
11/26/11 – 12/25/11	—	—	—	2,269,080
Total	—	—	—

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Description

10.1
Fourth Amendment to Sales and Service Agreement, executed on December 19, 2011, by Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated December 19, 2011).

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
101
The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2011, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements (tagged as blocks of text).

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: February 3, 2012	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: February 3, 2012	/s/ JAMES M. OTTERBERG
James M. Otterberg
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)