Form 10-K/A
period 2011-06-26
UNIFI INC
filed 2012-03-30
CIK 100726

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., held on October 26, 2011, are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

Amendment No. 1

Explanatory Note

Unifi, Inc. (the “Company” or the “Registrant”) is filing this Form 10-K/A to amend Item 15 of its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended June 26, 2011, and pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, to include the financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which the Company holds a 34% equity ownership interest.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.

PAL met the significant subsidiary test described above for the Company’s fiscal years ending June 26, 2011 and June 27, 2010 and the Company has included in this Form 10-K/A the required audited financial statements for PAL’s corresponding fiscal years ending December 31, 2011 and January 1, 2011.  PAL did not meet the significance test for the Company’s fiscal year ended June 28, 2009, and therefore as permitted by Rule 3-09(b)(1) the corresponding financial statements for PAL’s fiscal year ended January 2, 2010 provided in this Form 10K/A are not required to be audited and as such are not accompanied by an audit opinion.  The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

Item 15 is also being amended by this Form 10-K/A to include reference to the PAL financial statements and the related report of PAL’s independent certified public accounting firm, and to file the consent of the independent certified public accounting firm related to its opinion contained in this filing and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  This Form 10-K/A does not otherwise update or amend any other items or disclosures as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission (“SEC”) subsequent to the original filing.  In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

2. Financial Statement Schedules
Parkdale America, LLC Financial Statements as of December 31, 2011 and January 1, 2011 and for the Years ended December 31, 2011, January 1, 2011, and January 2, 2010.

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

3.1 (i)(c)	Certificate of Amendment to Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 3, 2010). +
3.1 (ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2007). +

Exhibit Number	Description
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
10.14
*Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009). +

10.15
*Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 31, 2008). +

10.16
Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc effective November 6, 2009 (incorporated by reference from Exhibit 32.2 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated November 6, 2009) (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request). +

10.17
Second Amendment to Sales and Service Agreement between Unifi, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009). +

10.18
Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011. +

10.19
Unifi, Inc. Director Deferred Compensation Plan, dated as of December 14, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011. +

10.20
Third Amendment to Sales and Service Agreement, executed on December 20, 2010, by Unifi Manufacturing, Inc. and Dillon Yarn Corporation. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2010). +

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges. +

Exhibit Number	Description
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

21.1	List of Subsidiaries. +
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. +
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm. +
23.3	Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accounting Firm.
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*NOTE:  These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

+ Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

UNIFI, Inc.

By:	/s/ RONALD L. SMITH
Ronald L. Smith Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

By:	/s/ JAMES M. OTTERBERG
James M. Otterberg
Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

Parkdale America, LLC
(A Limited Liability Company)
Financial Statements
December 31, 2011, January 1, 2011 and
January 2, 2010

Parkdale America, LLC
(A Limited Liability Company)
Index
December 31, 2011, January 1, 2011 and January 2, 2010

Page(s)

Report of Independent Auditors

To the Board of Members of
Parkdale America, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, members’ equity and cash flows present fairly, in all material respects, the financial position of Parkdale America, LLC at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The financial statements of the Company as of January 2, 2010 and for the year then ended were audited by other auditors whose report dated April 21, 2010, expressed an unqualified opinion on those statements.

March 29, 2012

Parkdale America, LLC
(A Limited Liability Company)
Balance Sheets
December 31, 2011 and January 1, 2011

	2011	2010

Assets
Current assets
Cash and cash equivalents	$32,323,000	$29,366,000
Accounts receivable, trade (less allowance of $590,000 and $7,676,000 in 2011 and 2010, respectively)	140,648,000	110,198,000
Other receivables	2,646,000	6,246,000
Due from affiliates	67,000	152,000
Inventories	141,944,000	115,532,000
Prepaid expenses and other assets	21,000	3,000
Due from broker	-	2,660,000
Derivative assets	6,746,000	16,580,000
Total current assets	324,395,000	280,737,000
Property, plant and equipment, net	131,114,000	150,174,000
Investment in joint venture	9,121,000	8,786,000
Deferred financing costs, net	1,014,000	498,000
Other noncurrent assets	336,000	410,000
	$465,980,000	$440,605,000
Liabilities and Members' Equity
Current liabilities
Trade accounts payable	$32,500,000	$62,707,000
Accrued expenses	10,654,000	7,650,000
Due to affiliates	4,080,000	5,087,000
Due to broker	1,531,000	-
Derivative liabilities	3,152,000	13,222,000
Total current liabilities	51,917,000	88,666,000
Long-term debt	100,000,000	45,000,000
Deferred revenue	8,630,000	10,719,000
Total liabilities	160,547,000	144,385,000
Commitments and contingencies (Note 12)
Members' equity	305,433,000	296,220,000
	$465,980,000	$440,605,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Statements of Operations
Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

	2011	2010	2009

Net sales	$1,304,911,000	$814,387,000	$397,259,000
Cost of goods sold	(1,239,674,000)	(731,796,000)	(375,313,000)
Gross profit	65,237,000	82,591,000	21,946,000
General and administrative expenses	(14,068,000)	(15,930,000)	(15,223,000)
Impairment of property, plant and equipment	(726,000)	(461,000)	(130,000)
(Loss) gain on disposals of property,
plant and equipment	(90,000)	342,000	3,408,000
Loss on commodity contracts	(1,508,000)	(4,118,000)	(3,057,000)
Income from operations	48,845,000	62,424,000	6,944,000
Interest expense	(3,449,000)	(527,000)	(306,000)
Interest income	33,000	61,000	421,000
Earnings from investment in joint venture	335,000	541,000	1,334,000
Loss on foreign exchange contracts	-	(394,000)	-
Other (expense) income, net	447,000	(300,000)	563,000
Net income	$46,211,000	$61,805,000	$8,956,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Statements of Members’ Equity
Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

Balance at January 3, 2009	$215,693,000
Comprehensive income
Net income	8,956,000
Changes in other comprehensive income related to derivative instruments	8,925,000
Total comprehensive income	17,881,000
Dividends paid	(9,511,000)
Balance at January 2, 2010	224,063,000
Comprehensive income
Net income	61,805,000
Changes in other comprehensive income related to derivative instruments	22,665,000
Total comprehensive income	84,470,000
Dividends paid	(12,313,000)
Balance at January 1, 2011	296,220,000
Comprehensive income
Net income	46,211,000
Changes in other comprehensive income related to derivative instruments	(25,313,000)
Total comprehensive income	20,898,000
Dividends paid	(11,685,000)
Balance at December 31, 2011	$305,433,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Statements of Cash Flows
Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

	2011	2010	2009

Cash flows from operating activities
Net income	$46,211,000	$61,805,000	$8,956,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,290,000	25,457,000	19,937,000
Loss (gain) on disposals of property, plant and equipment	90,000	(342,000)	(3,408,000)
Impairment of property, plant and equipment	726,000	461,000	130,000
(Gain) loss on derivative instruments	(37,817,000)	3,608,000	10,374,000
Dividends received from joint venture	-	750,000	1,950,000
Earnings from investment in joint venture	(335,000)	(542,000)	(1,334,000)
Changes in operating assets and liabilities, (net of effect of assets acquired and liabilities assumed in acquisition)
Trade accounts receivable, net	(30,450,000)	(41,521,000)	(7,907,000)
Other receivables	3,600,000	(1,732,000)	2,352,000
Due to affiliates, net	(922,000)	600,000	1,306,000
Inventories	(26,412,000)	(46,276,000)	(26,203,000)
Prepaid expenses and other assets	(18,000)	13,000	102,000
Cash received for derivative instruments	16,459,000	14,064,000	-
Other noncurrent assets	74,000	407,000	(206,000)
Trade accounts payable	(30,207,000)	41,308,000	16,165,000
Accrued expenses	3,004,000	844,000	2,056,000
Deferred income	(2,089,000)	(17,316,000)	15,846,000
Net cash (used in) provided by operating activities	(22,796,000)	41,588,000	40,116,000
Cash flows from investing activities
Purchases of property, plant and equipment	(16,733,000)	(64,019,000)	(3,962,000)
Purchase of business	-	-	(23,769,000)
Proceeds from disposals of property, plant and equipment	51,000	1,314,000	4,363,000
Net cash used in investing activities	(16,682,000)	(62,705,000)	(23,368,000)
Cash flows from financing activities
Proceeds from revolving line of credit	55,000,000	45,000,000	-
Payments of deferred financing costs	(880,000)	(95,000)	(705,000)
Dividends paid	(11,685,000)	(12,313,000)	(9,511,000)
Net cash provided by (used in) financing activities	42,435,000	32,592,000	(10,216,000)
Net increase in cash and cash equivalents	2,957,000	11,475,000	6,532,000
Cash and cash equivalents
Beginning of year	29,366,000	17,891,000	11,359,000
End of year	$32,323,000	$29,366,000	$17,891,000
Supplemental disclosures of cash flow information
Cash paid during the year for interest	$2,449,000	$237,414	$-
Accrued purchases of property, plant and equipment	$-	$-	$577,000

The accompanying notes are an integral part of these financial statements.

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

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

Operations
The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic.  As of December 31, 2011, the Company has 13 manufacturing facilities located primarily in the southeast region of the United States of America.

Fiscal Year
The Company’s fiscal year end is the Saturday nearest to December 31.  The Company’s fiscal years 2011, 2010 and 2009 ended on December 31, 2011, January 1, 2011, and January 2, 2010, respectively, and contained 52 weeks.

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

Revenue Recognition
The Company recognizes revenues upon shipment of goods, when persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability is reasonably assured.  Revenue for product sales is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made.  Product sales are usually sold free on board shipping point.  As such, title to the product passes when the product is delivered to the freight carrier.  Revenue is recorded net of estimated sales returns.  Accruals are made for sales returns based on the Company’s experience.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.  The Company maintains cash deposits with major banks that may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

Concentration of Credit Risk
Substantially all of the Company’s accounts receivable is due from companies in the textile and apparel markets located primarily throughout North and South America.  The Company generally does not require collateral for its accounts receivable.  The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Allowances provided for doubtful accounts were $590,000 and $7,676,000 for the years ended December 31, 2011 and January 1, 2011, respectively.

Revenue by customer representing greater than 10% of the balance for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively, are as follows: customer A 37%, 39%, and 6%; customer B 17%, 15%, and 23%; customer C 13%, 11% and 10%; customer D 7%, 7%, and 12%; customer E 6%, 8%, and 12%. Accounts receivable for customers representing greater than 10% of the respective balance for fiscal years ended December 31, 2011 and January 1, 2011, respectively, is as follows: customer A 37% and 39%; customer B 18% and 19%; customer C 3% and 5%; customer D 10% and 9%; customer E 4% and 1%.

Fair Value Measurements
The Company follows the guidance in accordance with Accounting Standards Codification (“ASC”) 820 to account for fair value measures.  The guidance emphasizes that fair value is a market based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1 – Observable inputs, such as quoted prices in active markets

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s derivative instruments represent the only balances which are measured at fair value on a recurring basis.  The Company’s derivative instruments are listed and traded on an exchange (Level 1 inputs).  See Note 8 for separate disclosure of derivatives measured at fair value.

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

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

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

In fiscal years 2011, 2010 and 2009, the Company recorded impairment charges of approximately $726,000, $461,000, $130,000, respectively, related to closed facilities whose carrying value was greater than its estimated fair value.

Economic Assistance Program
During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton.  A cotton subsidy is paid to manufacturers for cotton consumed in domestic production.  The subsidy must be used within 18 months after the marketing year earned to purchase qualifying capital expenditures in the United States for production of goods from upland cotton.  The marketing year is from August 1 to July 31.  During the period beginning on August 1, 2008, and ending on July 31, 2012, the value of the assistance will be four cents per pound of consumed cotton.  Effective August 1, 2012, the value of the assistance will be three cents per pound of consumed cotton.

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired.  The Company recognized income of $25,112,000, $42,942,000, and $1,072,000 for the cotton consumption portion of the subsidy earned during the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively, which is included as a reduction to cost of goods sold in the accompanying statement of operations.  The Company records the portion of the cotton subsidy deemed to be associated with the qualifying capital expenditures as a reduction of equipment.  The portion of the subsidy earned associated with the qualifying capital expenditures for 2011 was $487,000. This amount was capitalized and is amortized over the nine year useful life on a double declining methodology, consistent with the useful life of the assets acquired.

The Company had receivables totaling $1,371,000 and $4,948,000 related to the subsidy program as of December 31, 2011 and January 1, 2011, which is included as a component of other receivables on the accompanying balance sheets.  Deferred income is classified as a long-term liability, consistent with the terms of the government program and uncertainty around the timing of qualifying asset purchases.  There was no deferred income at December 31, 2011 or January 1, 2011.

Shipping Costs
The costs to ship products to customers of approximately $19,120,000, $18,251,000, and $6,200,000 during the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively, are included as a component of cost of goods sold in the accompanying statements of operations.

Accumulated Other Comprehensive Income (Loss)
At December 31, 2011 and January 1, 2011, the Company’s accumulated other comprehensive income was comprised of (losses) gains related to futures contracts totaling $(2,279,000) and $23,034,000, respectively.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments in the update are not intended to result in a change in the application of the requirements in Topic 820. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company believes that the amendment will not have a material impact on its financial statement disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 will require the Company to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment will require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option to present the components as part of the statement of changes in stockholders’ equity will be eliminated. The amendments in this Update do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and interim periods within those, beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Updated No. ASU 2011-12 which amended certain provisions of ASU 2011-05, including effective date for non-public entities which has been established as effective for fiscal years beginning after December 15, 2012.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. The Company believes that the amendment will not have a material impact on its consolidated financial statements.

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

2.	Inventories

Inventories are stated at the lower of cost or market.  Cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories.  The Company performs periodic assessments to determine the existence of obsolete and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value.  Inventories as of December 31, 2011 and January 1, 2011, consist of the following:

	2011	2010

Cotton and synthetics	$74,309,000	$53,741,000
Yarn in process	10,116,000	11,076,000
Finished yarn	56,171,000	49,763,000
Supplies	1,034,000	952,000
	$141,630,000	$115,532,000

Inventories as of December 31, 2011 and January 1, 2011, have been reduced by $2,177,000 and $906,000, respectively, related to a reserve for the reduction in the value of finished yarns on hand.

3.	Property, Plant and Equipment

A summary of property, plant, and equipment as of December 31, 2011 and January 1, 2011, is as follows:

	Useful
	Lives in
	Years	2011	2010

Land and land improvements	15	$9,838,000	$9,812,000
Buildings	15-39	85,231,000	83,608,000
Machinery and equipment	5-9	448,408,000	429,465,000
Office furniture and fixtures	3-7	14,149,000	11,136,000
		557,626,000	534,021,000
Less: Accumulated depreciation		(428,290,000)	(394,397,000)
Construction in progress		1,779,000	10,550,000
Property, plant and equipment, net		$131,115,000	$150,174,000

Depreciation expense for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, was $34,926,000, $25,213,000, and $19,398,000, respectively.

4.	Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax reporting purposes.  As a result, the Company’s results of operations are included in the income tax returns of its individual members.  Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

5.	Deferred Revenue

In connection with a 2009 business combination, the Company received equipment from Hanesbrands, Inc. in July and September 2010 having a fair value of $12,111,000.  This equipment was contributed to the Company by Hanesbrands, Inc. in connection with a vendor managed inventory program between the Company and Hanesbrands, Inc.  The Company recorded the equipment received at its fair value at the date acquired, and recorded deferred revenue which is being amortized over the life of the yarn supply agreement.  The remaining deferred revenue related to this agreement was $8,009,000 at December 31, 2011 and $10,098,000 at January 1, 2011.

6.	Deferred Financing Costs

The Company capitalized financing costs of approximately $880,000 in 2011, $95,000 in 2010 and $705,000 in 2009 relating to amendments to its revolving credit facility (see Note 7).  These costs are being amortized over the term of the debt agreement, which matures on July 31, 2014.  Amortization of these fees totaled $364,000, $244,000, and $59,000 for fiscal years 2011, 2010 and 2009, respectively, and are included as a component of interest expense in the accompanying statements of operations.

7.	Long-Term Debt

The Company has a revolving credit facility which was amended in March 2011 to increase maximum borrowings from $100 million to $200 million through July, 31, 2014.  The interest rate charged on outstanding borrowings is equal to either (1) the greater of the sum of the prime rate plus an applicable percentage as defined in the agreement or (2) the greater of the sum of the London InterBank Offered Rate, plus an applicable percentage as defined in the agreement.  The covenants in place limit capital expenditures, a minimum fixed-charge coverage ratio and a minimum leverage ratio.

Outstanding borrowings on the credit facility were $100,000,000 as of December 31, 2011 and $45,000,000 as of January 1, 2011.  The outstanding balance is collateralized by a portion of the Company's assets.

8.	Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss and are recognized in earnings when the hedged item affects earnings.  Any ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as they occur.

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

The Company is subject to price risk related to anticipated, fixed-price yarn sales.  In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company may enter into cotton futures to manage changes in raw materials prices in order to protect the gross margin of fixed-price yarn sales.  The changes related to these cotton futures are reflected as an operating activity in the accompanying statement of cash flows.  As of December 31, 2011 and January 1, 2011, the Company has recorded these instruments at their fair value of $2,063,000 and $6,018,000, respectively, in the accompanying balance sheets.

	Balance Sheet	Fair Value	Fair Value
	Location	December 31, 2011	January 1, 2011

Derivative assets, commodity contracts
Hedges	Derivative assets	$1,047,000	$9,753,000
Nonhedges	Derivative assets	5,699,000	6,827,000
Total derivative assets		6,746,000	16,580,000
Derivative liabilities, commodity contracts
Hedges	Derivative liabilities	(1,660,000)	(970,000)
Nonhedges	Derivative liabilities	(1,492,000)	(12,252,000)
Total derivative liability		(3,152,000)	(13,222,000)
(Due to) due from broker		(1,531,000)	2,660,000
Net derivative asset		$2,063,000	$6,018,000

The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  The total fair value of the derivative instruments is classified as a current asset and liability as of December 31, 2011.  The Company did not have any assets or liabilities classified as Level 2 or Level 3 at December 31, 2011 and January 1, 2011.

As of December 31, 2011 and January 1, 2011, the Company had unrealized (loss) gains on futures contracts designated as cash flow hedges of ($2,279,000) and $23,034,000, respectively, recorded in members’ equity.  For contracts which were not designated as hedges, or for the ineffective portions of contracts designated as hedges, the Company recorded a decrease to earnings of approximately $1,508,000, $4,118,000, and $3,057,000 for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

			Location of Gain	Amount of Gain (Loss)
Cash Flow Hedging	Amount of (Loss) Gain		Reclassified From	Reclassified From
Derivatives	in Members' Equity		Members' Equity	Members' Equity to Income
	2011	2010		2011	2010	2009

Commodity contracts	$ (2,279,000)	$ 23,034,000	Cost of goods sold	$ 31,704,000	$ 510,000	$ (5,481,000)

Derivatives not Designated	Location of Loss	Amount of Loss in Income
as Hedging Instruments	Recognized in Income	2011	2010	2009

Commodity contracts	Loss on commodity contracts	$ (1,508,000)	$ (4,118,000)	$ (3,057,000)

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

The Company enters into forward contracts for certain cotton purchases, which qualify as derivative instruments.  However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.  Therefore, the derivative accounting requirements are not applicable to these contracts.

Effective January 2, 2011, the "normal purchase or normal sales" exemption was de-elected for cotton purchase agreements entered into directly with the grower.  As a result, such contracts are recorded at fair value on the Company's balance sheet and changes in fair value for these contracts are included in cost of goods sold in the accompanying statement of operations.  As of December 31, 2011, $7,371,000 is recorded as a reduction to inventory for grower contracts outstanding at year-end.

Collateral is settled daily on these contracts and is shown on the balance sheet as "Due to broker" and "Due from broker," respectively.

9.	Investment in Summit Yarn Joint Venture

On June 4, 1998, Mills and Burlington Industries, Inc. (“Burlington”) entered into a Joint Venture and Contribution Agreement (the “JV Agreement”) whereby Mills and Burlington agreed to contribute certain assets and cash for the purpose of constructing, operating, and managing a yarn manufacturing facility (the “Joint Venture”), which qualifies under the Maquiladora program in accordance with applicable Mexican law and for the marketing and sale of yarn manufactured by Summit Yarn, LLC (“Summit”).  In exchange for their respective contributions, Mills and Burlington each received a 50% ownership interest in Summit.  Concurrent with the formation of Summit, Mills and Burlington formed Summit Yarn Holding I, which serves as the holding company for Mills’ and Burlington’s investment in various Mexican corporations related to the Joint Venture.  Mills and Burlington each received a 50% ownership interest in Summit Yarn Holding I.  Effective January 15, 2002, Mills transferred its ownership in Summit to the Company.  The investment was transferred at Mills’ historical basis of $14,257,000, which included notes receivable from Summit totaling $5,227,000.  The JV Agreement expires in 2018 and has stated renewal options.  The Company accounts for its investment in Summit and Summit Yarn Holding I, based on the equity method of accounting.

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

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

Effective August 2, 2004, Burlington transferred its ownership in Summit Yarn to Cone Denim LLC (“Cone”).

Summarized financial information of Summit as of and for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010 are as follows:

	2011	2010	2009

Current assets	$13,394,000	$12,185,000	$10,308,000
Total assets	21,335,000	21,588,000	19,166,000
Current liabilities	2,377,000	3,234,000	1,388,000
Total liabilities	3,094,000	4,016,000	2,107,000
Equity	18,241,000	17,572,000	17,058,000
Total liabilities and equity	21,335,000	21,588,000	19,166,000
Revenue	88,138,000	60,136,000	42,580,000
Expenses	87,468,000	58,583,000	40,850,000
Net income	670,000	1,553,000	1,730,000

10.	Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees.  The Company’s contributions are based on a formula for matching employee contributions.  The Company incurred costs for this plan of $621,000, $659,000, and $356,000 during the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

11.	Related-Party Transactions

Cotton Purchases and Commitments
From time to time, the Company purchases and sells cotton to and from Mills.  During fiscal years 2011, 2010, and 2009, the Company sold cotton to Mills at cost, amounting to $3,403,000, $489,000, and $346,000, respectively.  The cost of cotton transferred between the Company and Mills is determined on a specific identification basis for each cotton bale sold or purchased.  During fiscal year 2011, the Company purchased cotton from Mills at cost, amounting to $115,000.

Shared Expenses Allocation
The Company and Mills share certain accounting and administrative expenses.  Mills and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales.  Amounts charged to the Company for these services were approximately $15,552,000, $20,947,000, and $15,621,000 for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

Due to and from Affiliates
Due to and from affiliates as of December 31, 2011 and January 1, 2011, consists of the following:

	2011	2010

Due from U.S. Cotton LLC	$38,000	$152,000
Due from Summit Yarn LLC	29,000	-
Due from affiliates	$67,000	$152,000
Due to Summit	$-	$(476,000)
Due to Mills	(3,896,000)	(4,586,000)
Due to Alliance Real Estate III	(2,000)	(2,000)
Due to Parkdale Mills de Honduras	(135,000)	-
Due to Dominican Republic	(11,000)	-
Due to Parkdale Mills Honduras Energy	(36,000)	-
Due to U.S. Cotton LLC	-	(23,000)
Due to affiliates	$(4,080,000)	$(5,087,000)

Amounts due to and from affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, and the administrative expense allocation.

Fixed Asset Transfers and Sales
During the fiscal years ended December 31, 2011 and January 1, 2011, Mills transferred to the Company, at net book value, fixed assets of $4,000 and $505,000, respectively, which were settled by cash payment during the year.  During the fiscal years ended December 31, 2011 and January 1, 2011, the Company transferred to Mills, at net book value, fixed assets of $3,000 and $0, respectively, which were settled by cash payment during the year.  No gain or loss was recognized on these transfers.

Other
The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Mills.  Total sales amounted to $200,000, $428,000, and $57,000 for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

12.	Commitments and Contingencies

Operating Leases
The Company has entered into operating leases for various vehicles and office equipment.  Future minimum lease payments during the remaining noncancelable lease terms as of December 31, 2011, are as follows:

Fiscal Years
2012	$337,000
2013	48,000
Total minimum lease payments	$385,000

Rent expense for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, was $1,471,000, $1,327,000, and $827,000, respectively.

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2011, January 1, 2011 and January 2, 2010

Purchase and Sales Commitments
At December 31, 2011 and January 1, 2011, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 446,723,000 pounds and 664,460,000 pounds of cotton to be used in the production process, respectively.  At December 31, 2011, January 1, 2011, and January 2, 2010, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers.

Contingencies
The Company is involved in various legal actions and claims arising in the normal course of business.  Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

13.	Subsequent Events

The Company evaluated transactions occurring after December 31, 2011 in accordance with ASC Topic 855, Subsequent Events, through March 29, 2012, which is the date the financial statements were available for issuance.