Form 10-Q
period 2012-03-25
UNIFI INC
filed 2012-05-03
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 1, 2012 was 20,090,094.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended March 25, 2012

Part I.         Financial Information

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(amounts in thousands, except share and per share amounts)

	March 25, 2012	June 26, 2011
ASSETS
Cash and cash equivalents	$35,820	$27,490
Receivables, net	100,713	99,815
Inventories	112,417	134,883
Income taxes receivable	122	578
Deferred income taxes	4,061	5,712
Other current assets	6,376	5,591
Total current assets	259,509	274,069

Property, plant and equipment, net	134,523	151,027
Deferred income taxes	627	—
Intangible assets, net	10,364	11,612
Investments in unconsolidated affiliates	97,883	91,258
Other non-current assets	10,006	9,410
Total assets	$512,912	$537,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$42,589	$42,842
Accrued expenses	15,451	17,495
Income taxes payable	1,254	421
Current portion of long-term debt	37	342
Total current liabilities	59,331	61,100
Long-term debt	158,722	168,322
Other long-term liabilities	4,261	4,007
Deferred income taxes	2,943	4,292
Total liabilities	225,257	237,721
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 20,090,094 and 20,080,253 shares outstanding)	2,009	2,008
Capital in excess of par value	34,328	32,599
Retained earnings	241,485	241,272
Accumulated other comprehensive income	8,947	23,776
Total Unifi, Inc. shareholders’ equity	286,769	299,655
Non-controlling interest	886	—
Total shareholders’ equity	287,655	299,655
Total liabilities and shareholders’ equity	$512,912	$537,376

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net sales	$179,037	$179,390	$517,160	$516,621
Cost of sales	165,447	163,789	480,858	459,984
Gross profit	13,590	15,601	36,302	56,637
Selling, general and administrative expenses	11,148	10,798	32,505	33,469
(Benefit) provision for bad debts	(144)	41	418	86
Restructuring charges	—	9	—	1,555
Other operating expenses, net	669	158	1,118	417
Operating income	1,917	4,595	2,261	21,110
Interest income	(571)	(584)	(1,713)	(1,995)
Interest expense	4,189	5,016	12,791	15,347
Loss on extinguishment of debt	—	2,193	462	3,337
Other non-operating (income) expenses	(9)	78	(1,488)	528
Equity in (earnings) losses of unconsolidated affiliates	(9,863)	2,103	(14,166)	(11,887)
Loss on previously held equity interest	—	—	3,656	—
Income (loss) before income taxes	8,171	(4,211)	2,719	15,780
Provision (benefit) for income taxes	861	(166)	2,940	4,205
Net income (loss) including non-controlling interest	$7,310	$(4,045)	$(221)	$11,575
Less: net (loss) attributable to non-controlling interest	(225)	—	(434)	—
Net income (loss) attributable to Unifi, Inc.	$7,535	$(4,045)	$213	$11,575

Net income (loss) per common share:
Basic	$0.38	$(0.20)	$0.01	$0.58

Diluted	$0.37	$(0.20)	$0.01	$0.57

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net income (loss) including non-controlling interest	$7,310	$(4,045)	$(221)	$11,575
Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustments	2,793	2,277	(15,539)	10,430
Gain on cash flow hedges	713	1,146	710	7,873
Other comprehensive income (loss)	3,506	3,423	(14,829)	18,303

Comprehensive income (loss) including non-controlling interest	$10,816	$(622)	$(15,050)	$29,878
Less: comprehensive (loss) attributable to non-controlling interest	(225)	—	(434)	—
Comprehensive income (loss) attributable to Unifi, Inc.	$11,041	$(622)	$(14,616)	$29,878

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended March 25, 2012
(amounts in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance June 26, 2011	$2,008	$32,599	$241,272	$23,776	$299,655	$—	$299,655
Options exercised	1	48	—	—	49	—	49
Stock-based compensation	—	368	—	—	368	—	368
Other comprehensive loss	—	—	—	(18,194)	(18,194)	—	(18,194)
Net income	—	—	286	—	286	—	286
Balance September 25, 2011	$2,009	$33,015	$241,558	$5,582	$282,164	$—	$282,164
Options exercised	—	11	—	—	11	—	11
Stock-based compensation	—	895	—	—	895	—	895
Other comprehensive loss	—	—	—	(141)	(141)	—	(141)
Acquisition, cost	—	—	—	—	—	1,000	1,000
Contributions from non-controlling interest	—	—	—	—	—	120	120
Net (loss)	—	—	(7,608)	—	(7,608)	(209)	(7,817)
Balance December 25, 2011	$2,009	$33,921	$233,950	$5,441	$275,321	$911	$276,232
Options exercised	—	11	—	—	11	—	11
Stock-based compensation	—	396	—	—	396	—	396
Other comprehensive income	—	—	—	3,506	3,506	—	3,506
Contributions from non-controlling interest	—	—	—	—	—	200	200
Net income (loss)	—	—	7,535	—	7,535	(225)	7,310
Balance March 25, 2012	$2,009	$34,328	$241,485	$8,947	$286,769	$886	$287,655

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	For the Nine Months Ended
	March 25, 2012	March 27, 2011
Cash and cash equivalents at beginning of year	$27,490	$42,691
Operating activities:
Net (loss) income including non-controlling interest	(221)	11,575
Adjustments to reconcile net (loss) income including non-controlling interest to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated affiliates	(14,166)	(11,887)
Dividends received from unconsolidated affiliates	4,150	4,319
Depreciation and amortization expense	20,384	20,300
Net loss on sale of assets	212	242
Loss on extinguishment of debt	462	3,337
Non-cash compensation expense, net	2,070	1,128
Loss on previously held equity interest	3,656	—
Deferred income taxes	(505)	(63)
Other	27	157
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	(4,009)	(11,533)
Inventories	16,784	(22,882)
Other current assets and income taxes receivable	(859)	361
Accounts payable and accrued expenses	(1,574)	3,742
Income taxes payable	843	(209)
Net cash provided by (used in) operating activities	27,254	(1,413)
Investing activities:
Capital expenditures	(5,329)	(17,334)
Investments in unconsolidated affiliates	(360)	(707)
Acquisition, net of cash acquired	(356)	—
Return of capital from unconsolidated affiliate	—	500
Proceeds from sale of assets	224	189
Proceeds from return of split dollar life insurance premiums	14	3,241
Net cash used in investing activities	(5,807)	(14,111)
Financing activities:
Payments of notes payable	(10,288)	(47,588)
Payments on revolving credit facility	(95,200)	(105,325)
Proceeds from borrowings on revolving credit facility	95,600	143,125
Proceeds from stock option exercises	71	118
Purchase and retirement of Company stock	—	(2)
Debt financing fees	(194)	(825)
Contributions from non-controlling interest	320	—
Other	(319)	(364)
Net cash used in financing activities	(10,010)	(10,861)

Effect of exchange rate changes on cash and cash equivalents	(3,107)	2,836
Net increase (decrease) in cash and cash equivalents	8,330	(23,549)
Cash and cash equivalents at end of period	$35,820	$19,142

See accompanying notes to Condensed Consolidated Financial Statements.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share amounts)

1. Background
Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company.  The Company processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications and premier value-added (“PVA”) yarns with enhanced performance characteristics and higher expected gross margin percentages.  The Company sells its polyester and nylon products primarily to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets.  The Company’s polyester products include recycled polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns.  The Company’s nylon products include textured, solution dyed and covered spandex yarns.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China.

2. Basis of Presentation
The Company’s current fiscal quarter ended on Sunday, March 25, 2012.  However, the Company’s Brazilian, Colombian, and Chinese subsidiaries’ fiscal quarter ended on March 31, 2012.  No significant transactions or events have occurred between the date of the Company’s financial statements and these dates.  The three months ended March 25, 2012 and the three months ended March 27, 2011 each consist of thirteen week periods.  The nine months ended March 25, 2012 and the nine months ended March 27, 2011 each consist of thirty-nine week periods.

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

4. Acquisition of Controlling Interest in Repreve Renewables, LLC
In April 2010, the Company entered into an agreement with two other unaffiliated entities to form Repreve Renewables, LLC (“Renewables”) and received a 40% ownership interest for its $4,000 contribution.  Renewables is a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass feedstock intended for use as a fuel in the production of energy as well as to provide value added processes for cultivating, harvesting or using biomass crops.  Renewables has the exclusive license to commercialize FREEDOM™ Giant Miscanthus (“FGM”).  FGM is a miscanthus grass strain, which is a C4 plant that was developed by Mississippi State University to be a dedicated energy crop with high biomass yield from minimal input requirements.  Renewables’ success will depend in part on its ability to license individual growers to produce FGM and to sell feedstock to those growers.  The Company’s investment in Renewables is anticipated to provide a unique revenue stream and support its strategy to grow the REPREVE® brand and related sustainability initiatives.

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

Fair value of consideration transferred	$500
Fair value of the previously held equity interest	1,000
1,500
Fair value of the non-controlling interest	1,000
Total fair value of Renewables	$2,500

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Fair value of previously held equity interest	$1,000
Less: Investment in Renewables	4,656
Loss on previously held equity interest in Renewables	$(3,656)

The total fair value of Renewables was allocated to the tangible assets, liabilities and intangible assets acquired as follows:
Cash	$144
Inventory	45
Other current assets	197
Biomass foundation and feedstock	1,611
Property, plant and equipment	114
Intangible assets	536
Total assets	2,647
Current liabilities	(147)
Total net assets acquired	$2,500

The intangible assets acquired and their respective estimated average remaining useful lives over which each asset will be amortized on a straight line basis, are as follows:

	Amortization Period	Estimated Value
Non-compete agreements	5 years	$243
License to grow FGM	8 years	261
Sub-licenses	4 years	32
Total		$536

The acquisition of the additional 20% ownership interest has given the Company a 60% ownership interest in Renewables.  Beginning with the second quarter of fiscal year 2012, the Company’s consolidated financial statements include the financial position and results of operations of Renewables. Prior to the acquisition, the Company’s share of Renewables’ losses were recorded as Equity in (earnings) losses of unconsolidated affiliates.  As Renewables is a development stage enterprise and has no revenues and limited operating activities, the results of Renewables’ operations since the acquisition are shown within Other Operating Expenses, net in the Condensed Consolidated Statement of Operations.

Renewables’ operating expenses are funded through contributions from its members.

5. Receivables, net
Receivables, net consist of the following:
	March 25, 2012	June 26, 2011
Customer receivables	$102,214	$100,893
Allowance for uncollectible accounts	(1,416)	(1,147)
Reserves for yarn quality claims	(542)	(1,101)
Net customer receivables	100,256	98,645
Related party receivables	155	512
Other receivables	302	658
Total receivables, net	$100,713	$99,815

Other receivables consist primarily of receivables for duty drawback, interest and vendor refunds due to the Company.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:
	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 26, 2011	$(1,147)	$(1,101)
Charged to costs and expenses	(418)	(527)
Charged to other accounts	67	19
Deductions	82	1,067
Balance at March 25, 2012	$(1,416)	$(542)

Amounts charged to costs and expenses for the allowance for uncollectible accounts are reflected in the (Benefit) provision for bad debts line and amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction in the Net sales line of the Condensed Consolidated Statements of Operations.  Amounts charged to other accounts primarily include the impact of translating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. dollar.  For the allowance for uncollectible accounts, deductions represent amounts written off which were deemed to not be collectible, net of any recoveries.  For the reserve for yarn quality claims, deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences.

6.  Inventories
Inventories consist of the following:
	March 25, 2012	June 26, 2011
Raw materials	$44,855	$52,387
Supplies	5,355	6,016
Work in process	7,294	7,000
Finished goods	57,657	74,399
Gross inventories	115,161	139,802
Inventory reserves	(2,744)	(4,919)
Total inventories	$112,417	$134,883

The cost for the majority of the Company’s inventories are determined using the first-in, first-out method, while certain foreign inventories of $31,794 and $43,734 as of March 25, 2012 and June 26, 2011, respectively, were valued under the average cost method.  The change in these foreign inventories from the beginning of the year was due to declining raw material costs, lower quantities on-hand, as well as the weakening of the Brazilian Real versus the U.S. dollar.  Consigned goods were $129 and $164 as of March 25, 2012 and June 26, 2011, respectively, which are located in El Salvador.

7. Other Current Assets
Other current assets consist of the following:
	March 25, 2012	June 26, 2011
Value added taxes receivable	$2,238	$3,332
Prepaid expenses	1,344	1,281
Vendor deposits	2,747	921
Other	47	57
Total other current assets	$6,376	$5,591

Prepaid expenses consist of advance payments for insurance, public exchange and rating services, professional fees, membership dues, subscriptions and information technology services.  Other includes non-income related tax payments and miscellaneous employee advances.  The change in vendor deposits is related to increased levels of foreign sourced raw materials within the Company’s International segment.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

8.  Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following:
	March 25, 2012	June 26, 2011
Land	$3,300	$3,454
Land improvements	11,735	11,400
Buildings and improvements	148,857	151,503
Assets under capital lease	9,520	9,520
Machinery and equipment	538,643	545,260
Computers, software and office equipment	17,423	19,585
Construction in progress	3,340	4,583
Transportation equipment	4,891	5,162
Gross property, plant and equipment	737,709	750,467
Less: accumulated depreciation	(594,144)	(590,878)
Less: accumulated amortization – capital lease	(9,042)	(8,562)
Total property, plant and equipment, net	$134,523	$151,027

Depreciation expense, internal software development costs amortization, repair and maintenance expenses and capitalized interest were as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Depreciation expense	$6,035	$5,884	$17,734	$17,380
Internal software development costs amortization	59	92	193	284
Repair and maintenance expenses	3,958	4,718	11,947	13,786
Capitalized interest	—	—	—	—

Internal software development costs classified within property, plant and equipment (“PP&E”) consist of the following:
	March 25, 2012	June 26, 2011
Internal software development costs	$2,014	$1,900
Accumulated amortization	(1,761)	(1,568)
Net internal software development costs	$253	$332

9.  Intangible Assets, Net
Intangible assets, net consist of the following:
	March 25, 2012	June 26, 2011
Customer list	$22,000	$22,000
Non-compete agreements	4,243	4,000
Licenses	293	—
Total intangible assets, gross	26,536	26,000

Accumulated amortization - customer list	(13,650)	(12,134)
Accumulated amortization - non-compete agreements	(2,503)	(2,254)
Accumulated amortization - licenses	(19)	—
Total accumulated amortization	(16,172)	(14,388)
Total intangible assets, net	$10,364	$11,612

In fiscal year 2007, the Company purchased the texturing operations of Dillon Yarn Corporation (“Dillon”) which are included in the Company’s Polyester segment.  The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition.  Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined.  The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life.  The non-compete agreements are amortized using the straight line method over the periods covered by the covenants not to compete.  The amortization expense is included within the Polyester segment’s depreciation and amortization expense.

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

Amortization expense for intangible assets was as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Customer list amortization expense	$505	$543	$1,517	$1,630
Non-compete amortization expense	79	80	249	270
Licenses amortization expense	10	—	19	—
Total amortization expense	$594	$623	$1,785	$1,900

The following table presents the expected intangible asset amortization for the next five fiscal years:
	2013	2014	2015	2016	2017
Customer list	$1,837	$1,481	$1,215	$969	$836
Non-compete agreements	313	313	313	313	277
License agreements	38	38	38	34	30
Total intangible amortization	$2,188	$1,832	$1,566	$1,316	$1,143

10.   Other Non-Current Assets
Other non-current assets consist of the following:
	March 25, 2012	June 26, 2011
Long-term deposits	$5,356	$5,709
Debt financing fees	2,593	3,245
Biomass foundation and feedstock	1,667	—
Other	390	456
Total other non-current assets	$10,006	$9,410

Long-term deposits consist primarily of deposits with utility companies and value added tax deposits.  Biomass foundation and feedstock represents bioenergy foundation and feedstock currently being or expected to be propagated by Renewables.  Other non-current assets primarily consists of premiums on a split dollar life insurance policy which represents the value of the Company’s right of return on premiums paid for a retiree owned insurance contract.

11. Accrued Expenses
Accrued expenses consist of the following:
	March 25, 2012	June 26, 2011
Payroll and fringe benefits	$6,192	$11,119
Utilities	2,187	2,237
Interest	5,233	1,900
Property taxes	467	885
Retiree medical liability	140	202
Derivative instruments	13	2
Other	1,219	1,150
Total accrued expenses	$15,451	$17,495

Other accruals consist primarily of sales taxes, workers compensation and other employee related claims, marketing expenses, freight expenses, rent and other non-income related taxes.  The decreased accrual for payroll and fringe benefits is primarily due to the timing associated with payment of awards previously earned and the amounts expected to be earned under variable compensation programs.  The increase in accrued interest is related to the timing of the Company’s semi-annual interest payment on its 11.5% senior secured notes (“2014 notes”) which is due on May 15, 2012.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

12.  Long-Term Debt
Long-term debt consists of the following:
	March 25, 2012	June 26, 2011
Notes payable	$123,722	$133,722
Revolving credit facility	35,000	34,600
Capital lease obligation	37	342
Total debt	158,759	168,664
Current portion of long-term debt	(37)	(342)
Total long-term debt	$158,722	$168,322

Notes Payable
On May 26, 2006, the Company issued $190,000 of 2014 notes due May 15, 2014 with interest payable on May 15 and November 15 of each year. The 2014 notes are guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries. The 2014 notes and guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Company’s PP&E, domestic capital stock and some foreign capital stock.  Domestic capital stock includes the capital stock of the Company’s domestic subsidiaries and certain of its joint ventures. Foreign capital stock includes up to 65% of the voting stock of the Company’s first-tier foreign subsidiaries. The terms of the 2014 notes do not contain financial maintenance covenants.

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

See “Footnote 29. Subsequent Events” for a discussion of the Company’s planned debt refinancing and 2014 notes redemption that were announced on April 24, 2012.

The following table presents the components of the Company’s partial redemptions of its 2014 notes and the charges for the extinguishment of debt:
Date	Principal Amount	Redemption Price	Premium (Discount)	Costs and Other Fees	Loss/ (Gain)
August 5, 2011	$10,000	102.875%	$288	$174	$462
Total – FY 2012	$10,000		$288	$174	$462

June 30, 2010	$15,000	105.750%	$862	$282	$1,144
February 16, 2011	30,000	105.750%	1,725	468	2,193
Total – FY 2011	$45,000		$2,587	$750	$3,337

September 15, 2009	$500	86.750%	$(66)	$12	$(54)
Total – FY 2010	$500		$(66)	$12	$(54)

April 3, 2009	$8,778	100.000%	$—	$226	$226
June 3, 2009	2,000	73.750%	(525)	48	(477)
Total – FY 2009	$10,778		$(525)	$274	$(251)

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

The First Amended Credit Agreement contains customary affirmative and negative covenants for asset-based loans that restrict future borrowings and certain transactions. The covenants include restrictions and limitations on (i) sales of assets, consolidation, merger, dissolution and the issuance of capital stock, (ii) permitted encumbrances on property, (iii) the incurrence of indebtedness, (iv) the making of loans or investments, (v) the declaration of dividends and redemptions and (vi) transactions with affiliates.  As long as pro forma excess availability is at least 27.5% of the total credit facility or, if applicable, other specific conditions are met, the Company can make certain distributions and investments including (i) the payment or making of any dividend, (ii) the redemption or other acquisition of any of the Company’s capital stock, (iii) cash investments in joint ventures, (iv) acquisition of the property and assets or capital stock or a business unit of another entity and (v) loans or other investments to a non-borrower subsidiary.  The First Amended Credit Agreement requires the Company to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0 should borrowing availability decrease below 15% of the total credit facility.  There are no capital expenditure limitations under the First Amended Credit Agreement.  The Company was in compliance with all such covenants at March 25, 2012.

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

The weighted average interest rate for the revolving credit facility borrowings for the nine months ended March 25, 2012, including the effects of all interest rate swaps was 3.6%.  The Company has $2,695 of standby letters of credit at March 25, 2012, none of which have been drawn upon. As of March 25, 2012 and June 26, 2011, the Company had $52,955 and $51,734 of excess availability under the revolving credit facility, respectively.

The following table presents the scheduled maturities of the Company’s long-term debt on a fiscal year basis:
2012	2013	2014	2015	2016	Thereafter	Total
$37	$—	$123,722	$—	$35,000	$—	$158,759

Amortization charged to interest expense related to debt financing fees was as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Interest expense	$227	$235	$672	$736

13.  Other Long-Term Liabilities
Other long-term liabilities consist of the following:
	March 25, 2012	June 26, 2011
Supplemental post-employment plan	$2,212	$1,866
Retiree medical liability	696	696
Derivative instruments	353	408
Long-term portion of foreign taxes payable	834	868
Other non-income related taxes	166	169
Total other long-term liabilities	$4,261	$4,007

The Company maintains an unfunded supplemental post-employment plan for a select group of management employees.  Each participant’s account is credited annually based upon a percentage of their base salary with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index.  The amounts of net expense recorded for this plan within Selling, General and Administrative (“SG&A”) expenses for the three months ended March 25, 2012 and March 27, 2011 were $280 and $151, respectively and for the nine months ended March 25, 2012 and March 27, 2011 were $411 and $505, respectively.  Amounts are paid to participants only after termination of their employment.  The retiree medical liability relates to a frozen plan that consists of the discounted future claims the Company expects to pay for certain retiree benefits based on claims history and the terms of the benefit agreements.

14. Income Taxes
The Company’s income tax provision for the quarter ended March 25, 2012 resulted in tax expense of $861 at an effective rate of 10.5%.  The Company’s income tax provision for the year-to-date period ended March 25, 2012 resulted in tax expense of $2,940 at an effective rate of 108.1%.  The income tax rate for the quarter and year-to-date periods ended March 25, 2012 is different from the U.S. statutory rate due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and abroad, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.  The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.  As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the quarter ended March 27, 2011 resulted in tax benefit of $166 at an effective tax rate of 3.9%.  The Company’s income tax provision for the year-to-date period ended March 27, 2011 resulted in tax expense of $4,205 at an effective rate of 26.6%.  The income tax rate for the quarter and year-to-date periods ended March 27, 2011 is different from the U.S. statutory rate due to losses from one of the Company’s equity affiliates, increases in uncertain tax positions, and foreign operations taxed at rates lower than in the U.S., which was partially offset by foreign dividends taxed in the U.S.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Deferred income taxes have been provided for the temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse.  Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income, and tax planning strategies in making this assessment.  The Company currently has a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets in recent years.  The projected benefits of the planned refinancing (see “Footnote 29. Subsequent Events”) on the Company’s future taxable income have not been considered as the refinancing is contingent upon the future actions of other parties that are not under the Company’s control, and any such benefits should only be recognized when incurred.  The Company continues to evaluate both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on the Company’s income tax expense and the resulting net earnings in the period of release.

During the fiscal year ended June 26, 2011, the Company changed its indefinite reinvestment assertion related to approximately $26,630 of the earnings and profits held by Unifi do Brasil, Ltda. (“UDB”).  During the current fiscal year, the Company has had a net increase in the assertion to $30,360 including a net decrease of $2,490 during the third quarter of fiscal year 2012.  The Company has adjusted the deferred tax liability to reflect the additional income tax that would be due as a result of the current plan to repatriate in future periods.  All remaining undistributed earnings are deemed to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes is required to be provided.

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2005 through 2011, for non-U.S. income taxes for tax years 2002 through 2011, and for state and local income taxes for fiscal years 2001 through 2011.

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

15.  Shareholders’ Equity
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

16. Stock Based Compensation
On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”). The 2008 LTIP authorized the issuance of up to 2,000 shares of common stock pursuant to the grant or exercise of stock options, including incentive stock options, non-qualified stock options and restricted stock, but not more than 1,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant.  The 2008 LTIP replaced the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 LTIP”).  The 2008 LTIP is the Company’s sole share-based compensation plan, except that prior grants under the 1999 LTIP remain subject to that plan’s provisions.

Stock options subject to service conditions:
During the first quarter of fiscal year 2012, under the 2008 LTIP the Compensation Committee (“Compensation Committee”) of the Board authorized, and the Company issued, 127 stock options to certain key employees.  The stock options vest ratably over the required three year service period and have ten year contractual terms.  The exercise price of the options is $12.47 per share.  The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $7.88 per share.  The valuation model used the following assumptions for the options granted in fiscal year 2012:
Expected terms (years)	6.3
Interest rate	2.0%
Volatility	68.2%
Dividend yield	—

The Company uses historical data to estimate the expected life, volatility and estimated forfeitures of an option.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

A summary of the Company’s non-vested shares related to options subject to service conditions as of March 25, 2012, and changes during the current fiscal year is as follows:
	Under the 1999 LTIP	Under the 2008 LTIP	Total Shares	Weighted-Average Grant-Date Fair Value
Non-vested at June 26, 2011	—	373	373	$3.34
Granted	—	127	127	7.88
Vested	—	(186)	(186)	3.34
Forfeited	—	(2)	(2)	3.31
Non-vested at March 25, 2012	—	312	312	$5.19

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to service conditions for selected price ranges as of March 25, 2012:
			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$5.73	-	$10.00	833	$6.27	6.0	648	$6.99
$10.01	-	$20.00	179	11.92	7.8	52	10.59
$20.01	-	$29.79	20	26.63	0.4	20	26.63
Totals			1,032	$8.01	6.2	720	$7.79

At March 25, 2012, the remaining unrecognized compensation cost related to the unvested stock options subject to service conditions was $643 which is expected to be recognized over a weighted average period of 2.1 years. The Company recorded $574 and $417 of compensation expense for the stock options subject to service conditions within SG&A expenses for the nine month periods ended March 25, 2012 and March 27, 2011, respectively.

Stock options subject to market conditions:
There were no options granted in the nine month period ended March 25, 2012 that contained market condition vesting provisions.  A summary of the Company’s non-vested shares related to options subject to market conditions as of March 25, 2012, and changes during the current fiscal year is as follows:

	Under the 1999 LTIP	Under the 2008 LTIP	Total Shares	Weighted-Average Grant-Date Fair Value
Non-vested at June 26, 2011	494	83	577	$5.66
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	(10)	(10)	7.47
Non-vested at March 25, 2012	494	73	567	$5.63

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to market conditions, for selected price ranges as of March 25, 2012:
			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$8.00	-	$10.00	494	$8.15	5.6	—	$—
$10.01	-	$13.00	73	12.48	6.7	—	—
Totals			567	$8.71	5.7	—	$—

The remaining unrecognized compensation cost related to the stock options subject to market conditions at March 25, 2012 was nil. The Company had $0 and $41 of compensation expense for the stock options subject to market conditions for the nine month periods ended March 25, 2012 and March 27, 2011, respectively.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The stock option activity for the nine month period ended March 25, 2012 for all plans and all vesting conditions is as follows:
	Options Outstanding	Weighted Average Exercise Price
Shares under option at June 26, 2011	1,692	$9.62
Granted	127	12.47
Exercised	(10)	7.24
Expired	(198)	22.36
Forfeited	(12)	11.35
Shares under option at March 25, 2012	1,599	$8.26

The total intrinsic value of options exercised was $40 and $123 in the year-to-date periods for fiscal years 2012 and 2011, respectively.  The amount of cash received from the exercise of options was $71 and $118 in the year-to-date periods for fiscal years 2012 and 2011, respectively.

Restricted stock units – non-employee directors:
During the second quarter of fiscal year 2012, under the 2008 LTIP the Compensation Committee authorized, and the Company issued, 49 restricted stock units (“RSUs”) to the Company’s non-employee directors.  The RSUs became fully vested on the grant date.  The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock.  The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board.  The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan.  The Company estimated the fair value of the award to be $9.10 per RSU based on the fair value of the Company’s common stock at the award grant date.

A summary of the Company’s RSUs issued to non-employee directors as of March 25, 2012 and changes during the current fiscal year are as follows:
	Units	Weighted-Average Grant-Date Fair Value
Non-vested at June 26, 2011	21	$13.89
Granted	49	9.10
Vested	(70)	10.56
Forfeited	—	—
Non-vested at March 25, 2012	—	$—

The remaining unrecognized compensation cost related to the unvested RSUs at March 25, 2012 is nil. The Company recorded $566 and $166 of compensation expense for the RSUs within SG&A expenses for the nine month periods ended March 25, 2012 and March 27, 2011, respectively.

Restricted stock units – key employees:
During the first quarter of fiscal year 2012, the Compensation Committee authorized, and the Company issued, 64 RSUs from the 2008 LTIP to certain key employees.  The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs vest ratably over a three year period.  The RSUs will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service.  If after July 27, 2012 and prior to the final vesting date the grantee has a separation from service without cause, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee.  The Company estimated the grant-date fair value of the award to be $12.47 per RSU based on the fair value of the Company’s stock at the award grant date.

A summary of the Company’s RSUs issued to key employees as of March 25, 2012 and changes during the current fiscal year is as follows:
	Units	Weighted-Average Grant-Date Fair Value
Non-vested at June 26, 2011	—	$—
Granted	64	12.47
Vested	—	—
Forfeited	—	—
Non-vested at March 25, 2012	64	$12.47

The remaining unrecognized compensation cost related to the unvested RSUs at March 25, 2012 is $273 which is expected to be recognized over a weighted average period of 0.3 years. The Company recorded $519 and $0 of compensation expense for the RSUs within SG&A expenses for the nine month periods ended March 25, 2012 and March 27, 2011, respectively.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The total compensation cost that was charged against income related to all share-based compensation arrangements for the third quarter of fiscal years 2012 and 2011 was $395 and $242, respectively, and was $1,659 and $624 for the year-to-date periods, respectively.  These costs were recorded as SG&A expenses with a corresponding offset to Capital in excess of par value.  The total income tax benefit recognized for share-based compensation was not material for all periods presented.

A summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:
Shares
Authorized under the 2008 LTIP	2,000
Less: Market condition options granted	(93)
Less: Service condition options granted	(694)
Less: RSUs granted to non-employee directors	(75)
Less: RSUs granted to key employees	(64)
Plus: Options forfeited	27
Plus: RSUs forfeited	—
Available for issuance under the 2008 LTIP	1,101

17. Defined Contribution Plan
The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible domestic salary and hourly employees. Under the terms of the DC Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions.

The contribution expenses were as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Matching contribution expenses	$427	$547	$1,519	$1,655

18. Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following:
	March 25, 2012	June 26, 2011
Foreign currency translation adjustments	$6,736	$26,621
Loss on effective portion of derivative instruments	(344)	(1,054)
Foreign currency gain (loss) on intercompany loan	2,555	(1,791)
Accumulated other comprehensive income	$8,947	$23,776

Loss on effective portion of derivative instruments includes $9 of other comprehensive income and $646 of other comprehensive loss related to one of the Company’s unconsolidated affiliates at March 25, 2012 and June 26, 2011, respectively.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

19. Computation of Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) was as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Basic EPS:
Net income (loss) attributable to Unifi, Inc.	$7,535	$(4,045)	$213	$11,575
Weighted average common shares outstanding	20,089	20,069	20,088	20,062

Basic EPS	$0.38	$(0.20)	$0.01	$0.58

Diluted EPS:
Net income (loss) attributable to Unifi, Inc.	$7,535	$(4,045)	$213	$11,575

Weighted average common shares outstanding	20,089	20,069	20,088	20,062
Potential dilutive common shares outstanding	272	—	269	415
Adjusted weighted average common shares outstanding	20,361	20,069	20,357	20,477

Diluted EPS	$0.37	$(0.20)	$0.01	$0.57

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	213	1,146	199	221

Excluded from the calculation of potential diluted common shares:
Unvested options that vest upon achievement of certain market conditions	567	577	567	577

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

The Company has designated these swaps as cash flow hedges and determined that the hedges have been and still are highly effective.  At March 25, 2012, the amount of loss recognized in accumulated other comprehensive income for the Company’s cash flow hedge derivative instruments was $353.  For the year-to-date period ended March 25, 2012, the Company did not reclassify any gains (losses) from accumulated other comprehensive income to net income and does not expect to do so during the next twelve months.

Foreign currency forward contracts:
The Company or its subsidiaries may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency.  As of March 25, 2012, the latest maturity date for all outstanding foreign currency forward contracts is during May 2012.  These items are not designated as hedges by the Company and are marked-to-market each period and offset by the foreign exchange gains (losses) resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The fair values of derivative financial instruments were as follows:
As of March 25, 2012:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	4,000	$300	Accrued expenses	$(13)
Interest rate swaps	USD	$35,000	$35,000	Other long-term liabilities	$(353)

As of June 26, 2011:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	9,200	$770	Accrued expenses	$(2)
Interest rate swaps	USD	$25,000	$25,000	Other long-term liabilities	$(408)

(MXN represents the Mexican Peso)

The fair values of the Company’s foreign exchange contracts and interest rate swaps are estimated by obtaining month-end market quotes for contracts with similar terms.

The effect of marked-to-market hedging derivative instruments was as follows:
		For the Three Months Ended
		March 25, 2012	March 27, 2011
Derivatives not designated as hedges:	Classification
Foreign exchange contracts – MXN/USD	Other operating expenses, net	$32	$24
Foreign exchange contracts – EU/USD	Other operating expenses, net	—	(35)
Total (gain) loss recognized in income		$32	$(11)

		For the Nine Months Ended
		March 25, 2012	March 27, 2011
Derivatives not designated as hedges:	Classification
Foreign exchange contracts – MXN/USD	Other operating expenses, net	$(9)	$71
Foreign exchange contracts – USD/$R	Other operating expenses, net	(2)	27
Foreign exchange contracts – EU/USD	Other operating expenses, net	—	(287)
Total (gain) loss recognized in income		$(11)	$(189)

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

21.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities
As of March 25, 2012, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.  The following tables present the level within the fair value hierarchy used to measure certain financial assets and liabilities accounted for at fair value on a recurring basis:
As of March 25, 2012:	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivatives related to foreign exchange contracts	$—	$(13)	$—
Derivatives related to interest rate swaps	—	(353)	—
Total liabilities at fair value	$—	$(366)	$—

As of June 26, 2011:	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivatives related to foreign exchange contracts	$—	$(2)	$—
Derivatives related to interest rate swaps	—	(408)	—
Total liabilities at fair value	$—	$(410)	$—

There were no financial instruments measured at fair value that were in an asset position at March 25, 2012 or June 26, 2011.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated fair value as of March 25, 2012 and June 26, 2011 because of their short-term nature.  The carrying amount of the revolving credit facility approximated fair value as of March 25, 2012 and June 26, 2011 because the facility has a floating interest rate.  The fair value of the Company’s 2014 notes is based on the last traded price within the period and is considered a Level 2 measurement.  The estimated fair values and carrying amounts outstanding, including any current portions, are as follows:
	March 25, 2012	June 26, 2011
2014 notes – estimated fair value	$125,114	$138,402
2014 notes – carrying amount	123,722	133,722

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

The components of restructuring charges were as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Equipment relocation costs	$—	$9	$—	$927
Reinstallation costs	—	—	—	628
Total restructuring charges	$—	$9	$—	$1,555

23.  Other Operating Expenses, Net
The components of other operating expenses, net were as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net loss on sale or disposal of assets	$149	$189	212	$242
Foreign currency transaction losses (gains)	37	(13)	94	297
Operating expenses for Renewables	555	—	1,067	—
Other, net	(72)	(18)	(255)	(122)
Total other operating expenses, net	$669	$158	1,118	$417

24. Other Non-Operating (Income) Expenses
The components of other non-operating (income) expenses were as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Refund of Brazilian non-income related tax	$(9)	$—	(1,488)	$—
Unsuccessful bond refinancing	—	78	—	528
Total other non-operating (income) expenses	$(9)	$78	(1,488)	$528

For the nine month period ended March 25, 2012, the Company’s Brazilian operation recorded a gain of $1,488 from a refund of non-income related taxes plus interest. In Brazil, indirect taxes applicable to the manufacturing industry are levied at the federal and state government levels. These indirect taxes levied include PIS/COFINS which is a federal tax levied on an entity’s gross revenues.  During the 2000-2004 tax years, this tax was incorrectly levied on the interest income of manufacturing companies and was subsequently challenged in the Brazilian courts.  In the December quarter, the Company was informed that the taxes charged would be refunded with interest.

In the second quarter of fiscal year 2011, the Company recorded $450 for costs associated with an unsuccessful bond refinancing.  In the third quarter of fiscal year 2011, the Company recorded an additional $78 associated with the unsuccessful bond refinancing.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

25.   Investments in Unconsolidated Affiliates and Variable Interest Entities
Parkdale America, LLC
In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”).  In exchange for its contribution, the Company received a 34% ownership interest in PAL which is accounted for using the equity method of accounting.  Effective January 1, 2012, Mills' interest in PAL was assigned to Parkdale Incorporated.  PAL’s fiscal year end is the Saturday nearest to December 31 and is a limited liability company treated as a partnership for income tax reporting purposes.  PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel markets located throughout North and South America.  PAL has 13 manufacturing facilities located primarily in southeast region of the U.S.  According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 80% of total gross sales and 72% of total gross accounts receivable outstanding.

In August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton.  The program offers a subsidy for cotton consumed in domestic production and the subsidy is paid the month after the eligible cotton is consumed.  The subsidy must be used within eighteen months after the marketing year earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton.  The marketing year is from August 1 to July 31.  The program currently provides a subsidy of four cents per pound through July 31, 2012 and three cents per pound for six years thereafter.  The Company recognizes its share of PAL’s income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired with an appropriate allocation methodology considering the dual criteria of the subsidy.

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

On March 30, 2011, PAL amended its revolving credit facility to increase the maximum borrowing capacity from $100,000 to $200,000 and extend the maturity date from October 28, 2012 to July 31, 2014.  PAL’s revolving credit facility charges a variable interest rate based on either the prime rate or LIBOR rate plus an applicable percentage.  PAL’s revolving credit facility also has covenants in place such as an annual limit on capital expenditures, a minimum fixed-charge coverage ratio and a minimum leverage ratio. PAL informed the Company that as of March 2012, PAL’s cash on-hand was $37,666, outstanding borrowings on the revolving credit facility were $55,000 and PAL was in compliance with all debt covenants.

PAL is subject to price risk related to fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material costs.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  PAL may also designate certain futures contracts as cash flow hedges with the effective portion of gains and losses recorded in accumulated other comprehensive income until the underlying transactions are recognized in income.  As of March 2012, PAL’s accumulated other comprehensive income was comprised of gains related to futures contracts totaling $27.  Any ineffective portion of changes in fair value of cash flow hedges are recognized in earnings as they occur.  All of PAL’s other derivatives not designated as hedges are marked-to-market each period with the changes in fair value recognized in current period earnings.  In addition, PAL may enter into forward contracts for certain cotton purchases, which qualify as derivative instruments.  However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.

As of March 25, 2012, the Company’s investment in PAL was $94,174 and is shown within Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets.  The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:
Underlying equity at March 2012	$112,786
Initial excess capital contributions	53,363
Impairment charge recorded in fiscal year 2007	(74,106)
Antitrust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(521)
Investment at March 2012	$94,174

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

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America.  The agreement has no stated minimum purchase quantities.  Pricing under this supply agreement is negotiated every six months, based on market rates.  As of March 25, 2012, the Company’s open purchase orders related to this agreement were $4,479.

The Company’s raw material purchases under this supply agreement were as follows:
	For the Nine Months Ended
	March 25, 2012	March 27, 2011
UNF	$10,294	$16,093
UNF America	12,446	14,039
Total	$22,740	$30,132

As of March 25, 2012 and June 26, 2011, the Company had combined outstanding accounts payable due to UNF and UNF America of $4,504 and $4,124, respectively.

As of March 2012, the Company’s combined investments in UNF and UNF America were $3,709 and are shown within Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets.  The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy.  The Company has determined that UNF and UNF America are variable interest entities (“VIEs”), the Company is the primary beneficiary and, under U.S. GAAP, the Company should consolidate the two entities.  As the Company purchases substantially all of the output from the two entities, and, as the two entities’ balance sheets constitute less than 2.0% of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Unaudited, condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is as follows.  As PAL is defined as significant, its information is separately disclosed.  The operating results of Renewables are included through the end of the Company’s first quarter of fiscal year 2012, and thereafter Renewables’ results have been consolidated.
	As of March 25, 2012
	PAL	Other	Total
Current assets	$302,550	$12,193	$314,743
Noncurrent assets	135,832	784	136,616
Current liabilities	43,569	5,150	48,719
Noncurrent liabilities	63,091	—	63,091
Shareholders’ equity and capital accounts	331,722	7,827	339,549

The Company’s portion of undistributed earnings	23,987	586	24,573

	As of June 26, 2011
	PAL	Other	Total
Current assets	$398,338	$13,405	$411,743
Noncurrent assets	155,505	9,588	165,093
Current liabilities	100,284	5,588	105,872
Noncurrent liabilities	154,054	—	154,054
Shareholders’ equity and capital accounts	299,505	17,405	316,910

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

	For the Three Months Ended March 25, 2012
	PAL	Other	Total
Net sales	$239,370	$6,266	$245,636
Gross profit	37,466	1,096	38,562
Income from operations	28,481	644	29,125
Net income	27,721	650	28,371
Depreciation and amortization expense	7,568	25	7,593

Cash received by PAL under EAP program	5,751	—	5,751
Earnings recognized by PAL for EAP program	5,718	—	5,718

Dividends and cash distributions received	1,645	500	2,145

	For the Three Months Ended March 27, 2011
	PAL	Other	Total
Net sales	$303,964	$9,579	$313,543
Gross profit	9,304	1,585	10,889
Income from operations	5,963	828	6,791
Net (loss) income	(3,743)	675	(3,068)
Depreciation and amortization expense	8,278	343	8,621

Cash received by PAL under EAP program	7,092	—	7,092
Earnings recognized by PAL for EAP program	6,844	—	6,844

Dividends and cash distributions received	387	1,400	1,787

	For the Nine Months Ended March 25, 2012
	PAL	Other	Total
Net sales	$856,255	$23,123	$879,378
Gross profit	61,092	2,099	63,191
Income from operations	42,689	357	43,046
Net income	41,026	331	41,357
Depreciation and amortization expense	25,892	106	25,998

Cash received by PAL under EAP program	17,067	—	17,067
Earnings recognized by PAL for EAP program	16,961	—	16,961

Dividends and cash distributions received	3,650	500	4,150

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

	For the Nine Months Ended March 27, 2011
	PAL	Other	Total
Net sales	$726,122	$31,730	$757,852
Gross profit	53,267	5,600	58,867
Income from operations	43,216	3,312	46,528
Net income	34,660	2,541	37,201
Depreciation and amortization expense	23,153	1,026	24,179

Cash received by PAL under EAP program	21,603	—	21,603
Earnings recognized by PAL for EAP program	33,221	—	33,221

Dividends and cash distributions received	2,919	1,400	4,319

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

On December 19, 2011, the Company and Dillon entered into an amendment of an existing sales and service agreement.  The amendment provides for a one year term beginning in January 2012 and consideration of $106 paid quarterly.  Mr. Mitchel Weinberger is a member of the Company’s Board and the President and Chief Operating Officer of Dillon.  For a discussion of the nature of all other related party relationships see “Footnote 27. Related Party Transactions” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011.

Related party receivables and payables consist of the following:
	March 25, 2012	June 26, 2011
Related Party Receivables:
Dillon Yarn Corporation	$2	$6
Cupron Medical, Inc.	4	—
American Drawtech Company, Inc.	149	506
Total related party receivables (included within receivables, net)	$155	$512
Related Party Payables:
Dillon Yarn Corporation	$125	$276
American Drawtech Company, Inc.	22	11
Salem Leasing Corporation	256	280
Total related party payables (included within accounts payable)	$403	$567

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Related party transactions were as follows:
		For the Three Months Ended
Affiliated Entity	Transaction Type	March 25, 2012	March 27, 2011
Dillon Yarn Corporation	Costs under Sales Service Agreement	$131	$356
Dillon Yarn Corporation	Sales	15	14
Dillon Yarn Corporation	Yarn Purchases	462	612
American Drawtech Company	Sales	391	1,390
American Drawtech Company	Yarn Purchases	63	37
Salem Leasing Corporation	Transportation Equipment Costs	756	825
Cupron Medical, Inc.	Sales	6	3

		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 25, 2012	March 27, 2011
Dillon Yarn Corporation	Costs under Sales Service Agreement	$700	$1,122
Dillon Yarn Corporation	Sales	118	35
Dillon Yarn Corporation	Yarn Purchases	1,711	1,693
American Drawtech Company	Sales	2,436	2,631
American Drawtech Company	Yarn Purchases	105	106
Salem Leasing Corporation	Transportation Equipment Costs	2,287	2,588
Cupron Medical, Inc.	Sales	102	14

The terms of these transactions, in management’s opinion, are comparable to terms the Company would have been able to negotiate with an independent third party.

28. Business Segment Information
The Company has three operating segments which are also its reportable segments.  Each reportable segment derives its revenues as follows:
●
The Polyester segment manufactures recycled Chip, POY, textured, dyed, twisted and beamed yarns with sales primarily to other yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, automotive upholstery, hosiery, home furnishings, industrial and other end-use markets.  The Polyester segment consists of manufacturing operations in the U.S. and El Salvador.

●
The Nylon segment manufactures textured nylon and covered spandex yarns with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The Nylon segment consists of manufacturing operations in the U.S. and Colombia.

●
The International segment’s products primarily include textured polyester and various types of resale yarns. The International segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  This segment includes manufacturing and sales offices in Brazil and a sales office in China.

The Company evaluates the operating performance of its segments based upon Segment Adjusted Profit which is defined as segment gross profit plus segment depreciation and amortization less segment related SG&A and segment other adjustments.  Segment operating profit represents segment net sales less cost of sales, restructuring and impairment charges and SG&A expenses.  The accounting policies for the segments are consistent with the Company’s accounting policies.  Intersegment sales are accounted for at current market prices.  Selected financial information for the Polyester, Nylon and International segments is presented below:

The following table presents Segment Sales to External Customers for the quarter and year-to-date periods:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$102,061	$96,483	$289,694	$267,754
Nylon	39,181	40,034	118,958	121,021
International	37,795	42,873	108,508	127,846
Segment sales to external customers	$179,037	$179,390	$517,160	$516,621

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The following table presents Intersegment Sales for each of the reportable segments for the quarter and year-to-date periods:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$303	$10	$1,193	$2,589
Nylon	(3)	140	224	1,062
International	459	470	1,020	1,082
Intersegment sales	$759	$620	$2,437	$4,733

The reconciliations of Segment Operating Profit to Consolidated Income (Loss) Before Income Taxes are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$(697)	$(2,396)	$(7,387)	$(1,666)
Nylon	1,137	1,582	5,691	8,125
International	2,002	5,608	5,493	15,154
Segment operating profit	2,442	4,794	3,797	21,613
(Benefit) provision for bad debts	(144)	41	418	86
Other operating expenses, net	669	158	1,118	417
Consolidated operating income	1,917	4,595	2,261	21,110
Interest income	(571)	(584)	(1,713)	(1,995)
Interest expense	4,189	5,016	12,791	15,347
Loss on extinguishment of debt	—	2,193	462	3,337
Other non-operating (income) expenses	(9)	78	(1,488)	528
Equity in (earnings) losses of unconsolidated affiliates	(9,863)	2,103	(14,166)	(11,887)
Loss on previously held equity interest	—	—	3,656	—
Income (loss) before income taxes	$8,171	$(4,211)	$2,719	$15,780

The reconciliations of Segment Depreciation and Amortization Expense to Consolidated Depreciation and Amortization Expense are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$4,693	$4,744	$14,227	$14,219
Nylon	788	804	2,341	2,493
International	1,176	1,044	3,075	2,837
Segment depreciation and amortization expense	6,657	6,592	19,643	19,549
Depreciation and amortization included in other operating expenses, net	32	7	69	15
Amortization included in interest expense	227	235	672	736
Consolidated depreciation and amortization expense	$6,916	$6,834	$20,384	$20,300

The following table presents Segment Restructuring Charges for the quarter and year-to-date periods:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$—	$9	$—	$1,555
Nylon	—	—	—	—
International	—	—	—	—
Segment restructuring charges	$—	$9	$—	$1,555

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The following table presents Segment Other Adjustments for the quarter and year-to-date periods:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$50	$—	$50	$—
Nylon	—	—	—	—
International	278	—	382	—
Segment other adjustments¹	$328	$—	$432	$—
      ¹ employee severance charges

The following table presents Segment Adjusted Profit for the quarter and year-to-date periods:

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$4,046	$2,357	$6,890	$14,108
Nylon	1,925	2,386	8,032	10,618
International	3,456	6,652	8,950	17,991
Segment adjusted profit	$9,427	$11,395	$23,872	$42,717

The reconciliations of Segment Capital Expenditures to Consolidated Capital Expenditures are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$1,122	$3,420	$2,799	$11,941
Nylon	185	51	375	479
International	423	515	1,430	4,479
Segment capital expenditures	1,730	3,986	4,604	16,899
Unallocated corporate capital expenditures	340	24	725	435
Consolidated capital expenditures	$2,070	$4,010	$5,329	$17,334

The reconciliations of Segment Total Assets to Consolidated Total Assets are as follows:
	March 25, 2012	June 26, 2011
Polyester	$206,239	$219,723
Nylon	75,923	81,132
International	103,715	125,248
Segment total assets	385,877	426,103
All other current assets	16,348	6,637
Unallocated corporate PP&E	9,762	9,711
All other non-current assets	3,042	3,667
Investments in unconsolidated affiliates	97,883	91,258
Consolidated total assets	$512,912	$537,376

29.  Subsequent Events
On April 24, 2012, the Company entered into a commitment letter for a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A.  The ABL Facility will consist of a $100,000 revolving credit facility (“ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”).  Wells Fargo will serve as the administrative agent, sole lead arranger and sole book runner.  In addition, the Company entered into a commitment letter with MacKay Shields LLC, a Delaware limited liability company, solely in its capacity as investment adviser or subadviser with investment authority for certain discretionary client accounts, for the incurrence of a $30,000 term loan (“Term B Loan”).  Wilmington Trust National Association (“Wilmington Trust”) will serve as the administrative agent under the Term B Loan.   The purpose of the ABL Facility and the Term B Loan is to, among other things, refinance the Company’s existing indebtedness including the redemption of the 2014 notes and to repay in full and terminate the existing First Amended Credit Agreement.  The ABL Facility and the Term B Loan will become effective on May 24, 2012 (the “Closing Date”) and the ABL Revolver, ABL Term Loan, and Term B Loan each have a maturity date of May 24, 2017.

As previously disclosed, the Company called for redemption in full of the $123,722 remaining principal amount of the outstanding 2014 notes at par and announced that it will repay in full and terminate the existing First Amended Credit Agreement, which had an outstanding principal balance of $35,000 as of March 25, 2012.  The Company plans to finance these transactions (plus related debt refinancing expenses and fees) by using approximately $22,000 of cash, $60,000 of borrowings under the ABL Revolver, $50,000 of borrowings under the ABL Term Loan and $30,000 of borrowings under the Term B Loan.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The ABL Facility will be secured by a first-priority perfected security interest in substantially all owned or hereafter acquired property and assets, together with all proceeds and products thereof, of the Company, Unifi Manufacturing, Inc. and its subsidiary guarantors (the “Loan Parties”) other than the assets to which the Loan Parties have a second-priority lien.  It will also be secured by a first priority perfected security interest in all of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties; provided, that only 65% of the stock of (or other ownership interests in) first tier controlled foreign corporations will be pledged, together with all proceeds and products thereof.  The ABL Facility will further be secured by a second-priority lien on the Company’s indirect limited liability company membership interest in PAL.  The Term B Loan will be secured by a first-priority lien on the Company’s indirect limited liability company membership interest in PAL and a second-priority lien on the ABL Facility first-priority collateral described above.  Wells Fargo and Wilmington Trust will enter into an intercreditor agreement (“Intercreditor Agreement”) on May 24, 2012 to confirm the relative priority of their respective security interests.

The ABL Facility will include representations and warranties to be made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type.  Should excess availability under the ABL Revolver fall below the greater of $10,000 or 15% of maximum availability under the ABL Revolver, the ABL Facility also contains a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0.  In addition, the ABL Facility contains certain restricted payment and restricted investment provisions.  The Term B Loan contains representations and warranties, affirmative and negative, covenants and events of default comparable to those included in the ABL Facility.

The Company’s ability to borrow under the ABL Revolver (which under certain circumstances may be increased or decreased) will be limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations.  Borrowings under the ABL Revolver will bear interest at rates of either a LIBOR Rate plus an Applicable Margin of 1.75% to 2.25% or the Base Rate plus an Applicable Margin of 0.75% to 1.25%.  The “Base Rate” means the greatest of (i) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, N.A., (ii) the Federal Funds Rate plus 0.5%, and (iii) the LIBOR rate plus 1.0%.  The “LIBOR Rate” is available for interest periods of one, two, three or six months.  The “Applicable Margin” is based on the average quarterly excess availability under the ABL Revolver.  There will be an unused line fee under the ABL Revolver of 0.25% to 0.375% of the unused line amount.  Under the terms of the ABL Facility, the Company is required to hedge at least $50 million of the variable interest rate exposure (so long as funded debt with variable interest rates exceeds $75 million).The Company will have the ability to request that the borrowing capacity of the ABL Revolver be increased to as much as $150,000, at the discretion of the participating lenders.

The ABL Term Loan will be repaid in quarterly installments of $1,800 commencing on September 1, 2012 and continuing on the first day of each December, March, June and September thereafter, together with a final installment of all remaining unpaid principal (and all accrued and unpaid interest) coming due on the maturity date.  The ABL Term Loan will bear interest at rates of the LIBOR Rates plus an Applicable Margin of 2.25% to 2.75% or the Base Rate plus an Applicable Margin of 1.25% to 1.75% depending upon the Company’s level of excess borrowing availability.  The ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion, subject to the provisions of the Intercreditor Agreement.

The Term B Loan bears interest at a rate of LIBOR plus 7.50% (with a LIBOR floor of 1.25%) with interest payable monthly.  The Term B Loan does not amortize and prepayments are only required if PAL after-tax distributions are received by the Company (100% of such distributions up to the first $3,000 and 50% thereafter), the Company sells all or any part of its membership interest in PAL or under certain other circumstances specified within the Intercreditor Agreement described above.  The Company may prepay the Term B Loan at any time subject to the Intercreditor Agreement, in whole or in part, with a call premium of 3% during the first year, 2% during the second year, 1% during the third year and at par thereafter.

The conditions of the lenders’ obligations to fund the ABL Facility and the Term B Loan include the delivery of all required documents, that no event of default has occurred before or on the Closing Date, that the Company will have at least $22,500 of excess borrowing base availability under the ABL Revolver after the initial extensions of credit and payment of all expenses required to be paid by the Company on the Closing Date and that there has not been the occurrence of any material adverse change.  Each of the ABL Facility and the Term B Loan are conditioned upon the consummation and performance of the other.  The closings of the ABL Facility and the Term B Loan are also subject to additional customary closing conditions and are expected to fund simultaneously with the redemption of the 2014 notes.

The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no other items deemed reportable.

30.  Supplemental Cash Flow Information
Cash payments for interest and taxes were as follows:
	For the Nine Months Ended
	March 25, 2012	March 27, 2011
Interest, net of capitalized interest	$8,775	$11,123
Income taxes, net of refunds	2,132	4,932

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

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Balance Sheet Information as of March 25, 2012:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$17,093	$(5,037)	$23,764	$—	$35,820
Receivables, net	—	74,334	26,379	—	100,713
Intercompany accounts receivable	328,812	(319,583)	2,779	(12,008)	—
Inventories	—	74,785	37,632	—	112,417
Income taxes receivable	—	—	122	—	122
Deferred income taxes	2,841	—	1,220	—	4,061
Other current assets	116	994	5,266	—	6,376
Total current assets	348,862	(174,507)	97,162	(12,008)	259,509

Property, plant and equipment, net	8,689	101,253	24,581	—	134,523
Deferred income taxes	—	—	627	—	627
Intangible assets, net	—	9,871	493	—	10,364
Investments in unconsolidated affiliates	—	94,174	3,568	141	97,883
Investments in consolidated subsidiaries	438,841	—	—	(438,841)	—
Intercompany notes receivable	—	—	20,098	(20,098)	—
Other non-current assets	2,953	3,089	3,964	—	10,006
Total assets	$799,345	$33,880	$150,493	$(470,806)	$512,912

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$60	$35,531	$6,998	$—	$42,589
Intercompany accounts payable	343,983	(339,277)	7,302	(12,008)	—
Accrued expenses	5,713	7,142	2,596	—	15,451
Income taxes payable	18	—	1,236	—	1,254
Current portion of long-term debt	—	37	—	—	37
Total current liabilities	349,774	(296,567)	18,132	(12,008)	59,331

Long-term debt	158,722	—	—	—	158,722
Intercompany notes payable	—	—	20,098	(20,098)	—
Other long-term liabilities	353	2,909	999	—	4,261
Deferred income taxes	2,841	—	102	—	2,943
Total liabilities	511,690	(293,658)	39,331	(32,106)	225,257
Total Unifi, Inc. shareholders’ equity	286,769	327,538	111,162	(438,700)	286,769
Non-controlling interest	886	—	—	—	886
Total shareholders’ equity	287,655	327,538	111,162	(438,700)	287,655
Total liabilities and shareholders’ equity	$799,345	$33,880	$150,493	$(470,806)	$512,912

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Balance Sheet Information as of June 26, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,656	$323	$25,511	$—	$27,490
Receivables, net	—	69,800	30,015	—	99,815
Intercompany accounts receivable	3	6,755	500	(7,258)	—
Inventories	—	84,193	50,690	—	134,883
Income taxes receivable	419	—	159	—	578
Deferred income taxes	3,482	—	2,230	—	5,712
Other current assets	122	588	4,881	—	5,591
Total current assets	5,682	161,659	113,986	(7,258)	274,069

Property, plant and equipment, net	8,889	114,510	27,628	—	151,027
Intangible assets, net	—	11,612	—	—	11,612
Investments in unconsolidated affiliates	—	82,955	8,303	—	91,258
Investments in consolidated subsidiaries	456,288	—	—	(456,288)	—
Intercompany notes receivable	—	—	16,545	(16,545)	—
Other non-current assets	3,619	3,048	2,743	—	9,410
Total assets	$474,478	$373,784	$169,205	$(480,091)	$537,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$164	$35,207	$7,471	$—	$42,842
Intercompany accounts payable	409	—	6,849	(7,258)	—
Accrued expenses	2,037	11,717	3,741	—	17,495
Income taxes payable	—	—	421	—	421
Current portion of long-term debt	—	342	—	—	342
Total current liabilities	2,610	47,266	18,482	(7,258)	61,100

Long-term debt	168,322	—	—	—	168,322
Intercompany notes payable	—	—	16,545	(16,545)	—
Other long-term liabilities	409	2,562	1,036	—	4,007
Deferred income taxes	3,482	—	810	—	4,292
Total liabilities	174,823	49,828	36,873	(23,803)	237,721
Shareholders’ equity	299,655	323,956	132,332	(456,288)	299,655
Total liabilities and shareholders’ equity	$474,478	$373,784	$169,205	$(480,091)	$537,376

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Three Months Ended March 25, 2012:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$130,734	$48,748	$(445)	$179,037
Cost of sales	—	121,472	44,643	(668)	165,447
Gross profit	—	9,262	4,105	223	13,590
Equity in subsidiaries	(7,346)	—	—	7,346	—
Selling, general and administrative expenses	—	8,468	2,680	—	11,148
Benefit for bad debts	—	(67)	(77)	—	(144)
Other operating expenses, net	(4,301)	4,389	575	6	669
Operating income (loss)	11,647	(3,528)	927	(7,129)	1,917
Interest income	—	(79)	(693)	201	(571)
Interest expense	4,184	5	201	(201)	4,189
Other non-operating income	—	—	(9)	—	(9)
Equity in (earnings) losses of unconsolidated affiliates	—	(9,719)	(326)	182	(9,863)
Income (loss) before income taxes	7,463	6,265	1,754	(7,311)	8,171
Provision for income taxes	153	—	708	—	861
Net income (loss) including non-controlling interest	$7,310	$6,265	$1,046	$(7,311)	$7,310
Less: net (loss) attributable to non-controlling interest	(225)	—	(225)	225	(225)
Net income (loss) attributable to Unifi, Inc.	$7,535	$6,265	$1,271	$(7,536)	$7,535

Statement of Comprehensive Income (Loss) Information for the Three Months Ended March 25, 2012:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including non-controlling interest	$7,310	$6,265	$1,046	$(7,311)	$7,310

Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustments	2,793	—	2,793	(2,793)	2,793
Gain (loss) on cash flow hedges	713	725	—	(725)	713
Other comprehensive income (loss)	3,506	725	2,793	(3,518)	3,506
Comprehensive income (loss) including non-controlling interest	$10,816	$6,990	$3,839	$(10,829)	$10,816
Less: comprehensive (loss) attributable to non-controlling interest	(225)	—	(225)	225	(225)
Comprehensive income (loss) attributable to Unifi, Inc.	$11,041	$6,990	$4,064	$(11,054)	$11,041

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Three Months Ended March 27, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$126,831	$53,122	$(563)	$179,390
Cost of sales	—	119,657	45,008	(876)	163,789
Gross profit	—	7,174	8,114	313	15,601
Equity in subsidiaries	6,292	—	—	(6,292)	—
Selling, general and administrative expenses	—	7,709	3,089	—	10,798
(Benefit) provision for bad debts	—	(357)	398	—	41
Restructuring charges	—	9	—	—	9
Other operating (income) expenses, net	(7,244)	7,322	100	(20)	158
Operating income (loss)	952	(7,509)	4,527	6,625	4,595
Interest income	—	(63)	(670)	149	(584)
Interest expense	4,873	9	283	(149)	5,016
Loss on early extinguishment of debt	2,193	—	—	—	2,193
Other non-operating expenses	78	—	—	—	78
Equity in losses (earnings) of unconsolidated affiliates	—	2,450	(419)	72	2,103
(Loss) income before income taxes	(6,192)	(9,905)	5,333	6,553	(4,211)
(Benefit) provision for income taxes	(2,147)	—	1,981	—	(166)
Net (loss) income including non-controlling interest	$(4,045)	$(9,905)	$3,352	$6,553	$(4,045)
Less: net (loss) attributable to non-controlling interest	—	—	—	—	—
Net (loss) income attributable to Unifi, Inc.	$(4,045)	$(9,905)	$3,352	$6,553	$(4,045)

Statement of Comprehensive (Loss) Income Information for the Three Months Ended March 27, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income including non-controlling interest	$(4,045)	$(9,905)	$3,352	$6,553	$(4,045)

Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustments	2,277	—	2,277	(2,277)	2,277
Gain on cash flow hedges	1,146	1,403	—	(1,403)	1,146
Other comprehensive income (loss)	3,423	1,403	2,277	(3,680)	3,423
Comprehensive (loss) income including non-controlling interest	$(622)	$(8,502)	$5,629	$2,873	$(622)
Less: comprehensive (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive (loss) income attributable to Unifi, Inc.	$(622)	$(8,502)	$5,629	$2,873	$(622)

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Nine Months Ended March 25, 2012:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$377,704	$140,533	$(1,077)	$517,160
Cost of sales	—	354,006	128,521	(1,669)	480,858
Gross profit	—	23,698	12,012	592	36,302
Equity in subsidiaries	(775)	—	—	775	—
Selling, general and administrative expenses	—	24,658	7,847	—	32,505
Provision (benefit) for bad debts	—	548	(130)	—	418
Other operating (income) expenses, net	(13,568)	13,581	1,097	8	1,118
Operating income (loss)	14,343	(15,089)	3,198	(191)	2,261
Interest income	—	(203)	(2,062)	552	(1,713)
Interest expense	12,758	33	552	(552)	12,791
Loss on extinguishment of debt	462	—	—	—	462
Other non-operating income	—	—	(1,488)	—	(1,488)
Equity in (earnings) losses of unconsolidated affiliates	—	(14,213)	(203)	250	(14,166)
Loss on previously held equity interest	—	—	3,656	—	3,656
Income (loss) before income taxes	1,123	(706)	2,743	(441)	2,719
Provision for income taxes	1,344	—	1,596	—	2,940
Net income (loss) including non-controlling interest	$(221)	$(706)	$1,147	$(441)	$(221)
Less: net (loss) attributable to non-controlling interest	(434)	—	(434)	434	(434)
Net income (loss) attributable to Unifi, Inc.	$213	$(706)	$1,581	$(875)	$213

Statement of Comprehensive (Loss) Income Information for the Nine Months Ended March 25, 2012:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income including non-controlling interest	$(221)	$(706)	$1,147	$(441)	$(221)

Other comprehensive (loss) income (net of tax):
Foreign currency translation adjustments	(15,539)	—	(15,539)	15,539	(15,539)
Gain (loss) on cash flow hedges	710	655	—	(655)	710
Other comprehensive (loss) income	(14,829)	655	(15,539)	14,884	(14,829)
Comprehensive (loss) income including non-controlling interest	$(15,050)	$(51)	$(14,392)	$14,443	$(15,050)
Less: comprehensive (loss) attributable to non-controlling interest	(434)	—	(434)	434	(434)
Comprehensive (loss) income attributable to Unifi, Inc.	$(14,616)	$(51)	$(13,958)	$14,009	$(14,616)

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statement of Operations Information for the Nine Months Ended March 27, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$363,271	$154,703	$(1,353)	$516,621
Cost of sales	—	328,842	133,103	(1,961)	459,984
Gross profit	—	34,429	21,600	608	56,637
Equity in subsidiaries	(10,711)	—	—	10,711	—
Selling, general and administrative expenses	—	23,998	9,471	—	33,469
(Benefit) provision for bad debts	—	(559)	645	—	86
Restructuring charges	—	1,555	—	—	1,555
Other operating (income) expenses, net	(19,311)	17,238	660	1,830	417
Operating income (loss)	30,022	(7,803)	10,824	(11,933)	21,110
Interest income	—	(193)	(2,154)	352	(1,995)
Interest expense	15,147	43	509	(352)	15,347
Loss on extinguishment of debt	3,337	—	—	—	3,337
Other non-operating expenses	528	—	—	—	528
Equity in (earnings) losses of unconsolidated affiliates	—	(10,607)	(1,614)	334	(11,887)
Income (loss) before income taxes	11,010	2,954	14,083	(12,267)	15,780
(Benefit) provision for income taxes	(565)	—	4,770	—	4,205
Net income (loss) including non-controlling interest	$11,575	$2,954	$9,313	$(12,267)	$11,575
Less: net (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Unifi, Inc.	$11,575	$2,954	$9,313	$(12,267)	$11,575

Statement of Comprehensive Income (Loss) Information for the Nine Months Ended March 27, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including non-controlling interest	$11,575	$2,954	$9,313	$(12,267)	$11,575

Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustments	10,430	—	10,430	(10,430)	10,430
Gain (loss) on cash flow hedges	7,873	8,129	—	(8,129)	7,873
Other comprehensive income (loss)	18,303	8,129	10,430	(18,559)	18,303
Comprehensive income (loss) including non-controlling interest	$29,878	$11,083	$19,743	$(30,826)	$29,878
Less: comprehensive (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Unifi, Inc.	$29,878	$11,083	$19,743	$(30,826)	$29,878

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statements of Cash Flows Information for Nine Months Ended March 25, 2012:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$17,199	$(3,733)	$13,788	$—	$27,254

Investing activities:
Capital expenditures	(56)	(1,421)	(3,860)	8	(5,329)
Investments in unconsolidated affiliates	—	—	(360)	—	(360)
Acquisition, net of cash acquired	—	—	(356)	—	(356)
Proceeds from sale of assets	—	113	119	(8)	224
Proceeds from return of split dollar life insurance premiums	14	—	—	—	14
Net cash used in investing activities	(42)	(1,308)	(4,457)	—	(5,807)

Financing activities:
Payments of notes payable	(10,288)	—	—	—	(10,288)
Payments on revolving credit facility	(95,200)	—	—	—	(95,200)
Proceeds from borrowings on revolving credit facility	95,600	—	—	—	95,600
Debt financing fees	(194)	—	—	—	(194)
Proceeds from stock option exercises	71	—	—	—	71
Contributions from non-controlling interest	—	—	320	—	320
Dividends paid	8,291	—	(8,291)	—	—
Other	—	(319)	—	—	(319)
Net cash used in financing activities	(1,720)	(319)	(7,971)	—	(10,010)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,107)	—	(3,107)

Net increase (decrease) in cash and cash equivalents	15,437	(5,360)	(1,747)	—	8,330
Cash and cash equivalents at beginning of the year	1,656	323	25,511	—	27,490
Cash and cash equivalents at end of the period	$17,093	$(5,037)	$23,764	$—	$35,820

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Statements of Cash Flows Information for Nine Months Ended March 27, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(2,556)	$4,709	$(3,678)	$112	$(1,413)

Investing activities:
Capital expenditures	—	(11,935)	(5,399)	—	(17,334)
Investments in unconsolidated affiliates	—	—	(707)	—	(707)
Return of capital from unconsolidated affiliate	—	—	500	—	500
Proceeds from sale of assets	—	9	180	—	189
Proceeds from return of split dollar life insurance premiums	3,241	—	—	—	3,241
Net cash (used in) provided by investing activities	3,241	(11,926)	(5,426)	—	(14,111)

Financing activities:
Payments of notes payable	(47,588)	—	—	—	(47,588)
Payments on revolving credit facility	(105,325)	—	—	—	(105,325)
Proceeds from borrowings on revolving credit facility	143,125	—	—	—	143,125
Proceeds from stock option exercises	118	—	—	—	118
Dividends paid	—	5,909	(5,909)	—	—
Purchase and retirement of Company stock	(2)	—	—	—	(2)
Debt financing fees	(825)	—	—	—	(825)
Other	—	(364)	—	—	(364)
Net cash (used in) provided by financing activities	(10,497)	5,545	(5,909)	—	(10,861)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,948	(112)	2,836

Net decrease in cash and cash equivalents	(9,812)	(1,672)	(12,065)	—	(23,549)
Cash and cash equivalents at beginning of the year	9,938	1,832	30,921	—	42,691
Cash and cash equivalents at end of the period	$126	$160	$18,856	$—	$19,142

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is Management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

Forward-Looking Statements
The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations.

Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning.  The forward looking statements made herein include, without limitation, statements concerning the Company’s planned debt refinancing (including the new credit facility, Term B loan, and anticipated redemption of the 2014 notes).  They may relate to, among other things, the risks described below:
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

●	changes in consumer spending, customer preferences, fashion trends and end-uses;
●	the ability to reduce production costs;
●	changes in currency exchange rates, interest and inflation rates;
●	the financial condition of the Company’s customers;
●	the ability to sell excess assets;
●	technological advancements and the continued availability of financial resources to fund capital expenditures;
●	the operating performance of joint ventures, alliances and other equity investments;
●	the accurate financial reporting of information from equity method investees;
●	the impact of environmental, health and safety regulations;
●	the loss of a material customer(s);
●	the ability to protect intellectual property;
●	employee relations;
●	volatility of financial and credit markets;
●	the continuity of the Company’s leadership;
●	availability of and access to credit on reasonable terms;
●	the possibility that the Company is unable to meet the closing conditions under the new senior secured credit facility and Term B loan; and
●	the success of the Company’s strategic business initiatives.

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

Business Overview
The Company processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics and higher expected gross margin percentages.  The Company sells its polyester and nylon products primarily to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the U.S.  In addition, the Company has a wholly-owned subsidiary in China focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China.

The Company’s operations are managed in three operating segments, each of which is a reportable segment for financial reporting purposes:

Polyester Segment.  The Polyester segment manufactures recycled Chip, partially oriented yarn (“POY”), textured, dyed, twisted and beamed yarns with sales primarily to other yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, automotive upholstery, hosiery, home furnishings, industrial and other end-use markets.  The Polyester segment consists of manufacturing operations in the U.S. and El Salvador.

Nylon Segment.  The Nylon segment manufactures textured nylon and covered spandex yarns with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The Nylon segment consists of manufacturing operations in the U.S. and Colombia.

International Segment.  The International segment’s products primarily include textured polyester and various types of resale yarns. The International segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  This segment includes manufacturing and sales offices in Brazil and a sales office in China.

Recent Developments
Company Outlook: The Company expects operating profit improvements in the fourth quarter of fiscal year 2012 as a result of higher sales volume (due to the lessening effect of the inventory destocking and signs of improvement in the Brazilian textile market) and improving gross margins (due to easing raw material costs and lower converting costs).

Deleveraging Strategy: The planned refinancing will allow the Company to extend the maturity profile of its indebtedness out to May 2017 and will generate approximately $9,000 of annual interest expense savings.  The Company believes that this new financing will accelerate its deleveraging strategy as well as to provide the flexibility to explore strategic initiatives designed to leverage its core competencies and grow its business within key market segments.

Raw Materials: Raw material costs for polyester for the March 2012 quarter declined approximately 1 cent per pound on average compared to the December 2011 quarter.  However, the average polyester raw material costs for the first three quarters of fiscal year 2012 continue to remain at the highest levels in over thirty years.  In addition, Asian imported yarns have become more competitive as the U.S.-Asia gap in polymer pricing has grown to between 7 to 14 cents per pound on average for this fiscal year to date period versus 2 to 5 cents per pound for the prior fiscal year to date period and continues to place pressure on the Company’s commodity business.

Inventory Destocking: The Company believes that inventory in the apparel supply chain reached elevated levels during the first quarter of the Company’s current fiscal year, and producers and wholesalers reacted to the elevated inventory levels by curtailing purchases from August to December 2011.  The Company reacted by adjusting its production below its sales levels in order to reduce its on-hand inventory units.  As a result of the Company’s actions, the production volume and per unit manufacturing costs of the Company’s Polyester and Nylon segments have been negatively impacted for the year to date period.  Despite continued declines of inventories throughout the supply chain and at retail, current indications suggest improvement in the Company’s key market segments and allowed the Company to increase its production levels during the third quarter.

Brazil: The strengthening of the Brazilian Real during previous quarters began to negatively impact the competitiveness of the local apparel supply chain by making imports of competing fibers, garments and apparel more competitively priced.  The return of the Real to more normalized levels during the most recent fiscal quarter and the initiatives taken by the Brazilian government to help support the domestic manufacturers have helped shift demand back to the domestic Brazilian textile producers and increased demand throughout the current quarter.  For the fiscal year to date period versus the prior year period, the Brazil operation, due to the long supply chain for the procurement of its raw materials, has also been negatively impacted by the cost of higher priced inventory flowing through the operation.  Lower sales and production volume have also caused unfavorable increases in production costs due to lower utilization percentages as well as higher spending due to inflationary increases for employee costs and power.

PVA: Domestically, PVA sales volume held stronger than the remainder of the business and increased versus the prior year quarter.  Internationally, PVA sales volume was negatively impacted by the results in Brazil and the temporary delay of orders from a large volume customer for the Chinese sales office.  The Company’s PVA products represent approximately 18% of its consolidated sales volume and REPREVE® continues to grow at a faster pace than other PVA products.

Inflation: The Company continues to be impacted by inflationary increases in areas such as employee costs and benefits, consumables and utility costs.  The Company attempts to mitigate the impacts of these rising costs through its operational efficiencies and increased selling prices.  Inflation may become a factor that begins to significantly impact the Company’s profitability.

Investment in Central America:  The CAFTA region which continues to be a competitive alternative to Asian supply chains, has in recent years maintained its share of synthetic apparel supply to U.S. retailers and continues to see ongoing investments being made in the region.  The Company expects to complete the installation of additional texturing capacity at its plant in El Salvador by the end of this fiscal year to take advantage of the long-term volume opportunities in this region.

Repreve Recycling Center:  The new recycling facility which opened in May 2011 allows the Company to expand the REPREVE® brand by increasing the amount and types of recyclable material that can be processed through its facilities and to develop and commercialize value-added products that meet the sustainability demands for brands and retailers.

Repreve Renewables, LLC: During the December 2011 quarter, the Company acquired an additional 20% ownership interest in Repreve Renewables, LLC (“Renewables”) bringing the Company’s current ownership to 60%.  The Company’s investment in Renewables,  which is a development stage company that focuses on cultivating and selling bio-mass crops for the bio-fuel and bio-power industries, is anticipated to provide the Company with a unique revenue stream and support its strategy to grow the REPREVE® brand and its sustainability initiatives.

U.S.-South Korean Free Trade Agreement: Even though the agreement was passed, the Company anticipates limited impact on its business as South Korea is not a low cost provider of textiles in comparison to other Asian countries and South Korea provides little or no export opportunities for the Company or for U.S. textile manufacturers.  The Company believes that the largest potential threats are caused by the failure of the agreement to address the potential damage from the lack of customs enforcement language and the exposure of illegal transshipments from China through South Korea.

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

●
Adjusted EBITDA Including Equity Affiliates represents EBITDA adjusted to exclude restructuring charges, startup costs, non-cash compensation expense net of distributions, gains or losses on extinguishment of debt, loss on previously held equity interest, and other adjustments.  Other adjustments include gains or losses on sales or disposals of property, plant, or equipment (“PP&E”), currency and derivative gains or losses, employee severance and other non-operating income or expense.  The Company may, from time to time, change the items included within Adjusted EBITDA;

●	Adjusted EBITDA represents Adjusted EBITDA Including Equity Affiliates excluding the earnings of unconsolidated affiliates;
●	Segment Adjusted Profit equals segment gross profit plus segment depreciation and amortization less segment selling, general, and administrative expenses (“SG&A”), net of segment other adjustments;
●
Adjusted Working Capital (receivables plus inventory less accounts payable and certain accrued expenses) and Adjusted Working Capital as a percentage of net sales are indicators of the Company’s production efficiency and ability to manage its inventory and receivables; and

●	Working Capital represents current assets less current liabilities.

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

The reconciliations of Net income (loss) attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net income (loss) attributable to Unifi, Inc.	$7,535	$(4,045)	$213	$11,575
Provision (benefit) for income taxes	861	(166)	2,940	4,205
Interest expense, net	3,618	4,432	11,078	13,352
Depreciation and amortization expense	6,677	6,599	19,692	19,564
EBITDA	18,691	6,820	33,923	48,696

Restructuring charges	—	9	—	1,555
Startup costs (1)	315	502	602	2,540
Non-cash compensation expense, net	609	392	2,004	1,095
Loss on extinguishment of debt	—	2,193	462	3,337
Loss on previously held equity interest	—	—	3,656	—
Other	504	253	(751)	1,066
Adjusted EBITDA Including Equity Affiliates	$20,119	$10,169	$39,896	$58,289

Equity in (earnings) losses of unconsolidated affiliates	(9,863)	2,103	(14,166)	(11,887)
Adjusted EBITDA	$10,256	$12,272	$25,730	$46,402
(1) During fiscal year 2012, startup costs relate to the cash operating expenses associated with Renewables, net of the portion attributable to the non-controlling interest.  During fiscal year 2011, startup costs related to certain of the cash operating expenses associated with UCA and pre-operating expenses related to the Company’s recycling plant in Yadkinville, North Carolina.

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Adjusted EBITDA	$10,256	$12,272	$25,730	$46,402
Depreciation included in other operating (income) expense, net	(4)	(6)	(17)	(14)
Startup costs	—	(502)	—	(2,540)
Non-cash compensation expense, net	(609)	(392)	(2,004)	(1,095)
(Benefit) provision for bad debts	(144)	41	418	86
Other, net	(72)	(18)	(255)	(122)
Segment Adjusted Profit	$9,427	$11,395	$23,872	$42,717

Segment Adjusted Profit by reportable segment is as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$4,046	$2,357	$6,890	$14,108
Nylon	1,925	2,386	8,032	10,618
International	3,456	6,652	8,950	17,991
Total Segment Adjusted Profit	$9,427	$11,395	$23,872	$42,717

The reconciliations of Segment Net Sales to Consolidated Net Sales are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$102,061	$96,483	$289,694	$267,754
Nylon	39,181	40,034	118,958	121,021
International	37,795	42,873	108,508	127,846
Subtotal segment net sales	$179,037	$179,390	$517,160	$516,621

Consolidated net sales	$179,037	$179,390	$517,160	$516,621

The reconciliations of Segment Gross Profit to Consolidated Gross Profit are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$5,859	$3,738	$11,810	$19,222
Nylon	3,401	3,644	12,279	14,559
International	4,330	8,219	12,213	22,856
Subtotal segment gross profit	$13,590	$15,601	$36,302	$56,637

Consolidated gross profit	$13,590	$15,601	$36,302	$56,637

The reconciliations of Segment SG&A Expenses to Consolidated SG&A Expenses are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$6,555	$6,125	$19,196	$19,332
Nylon	2,263	2,062	6,588	6,434
International	2,330	2,611	6,721	7,703
Subtotal segment SG&A expenses	$11,148	$10,798	$32,505	$33,469

Consolidated SG&A expenses	$11,148	$10,798	$32,505	$33,469

The reconciliations of Segment Depreciation and Amortization Expense to Consolidated Depreciation and Amortization Expense are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$4,693	$4,744	$14,227	$14,219
Nylon	788	804	2,341	2,493
International	1,176	1,044	3,075	2,837
Subtotal segment depreciation and amortization expense	$6,657	$6,592	$19,643	$19,549
Depreciation and amortization included in other operating (income) expense, net	32	7	69	15
Amortization included in interest expense	227	235	672	736
Consolidated depreciation and amortization expense	$6,916	$6,834	$20,384	$20,300

The following table presents Segment Other Adjustments for the quarter and year-to-date periods:
	For the Three Months Ended		For the Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Polyester	$50	$—	$50	$—
Nylon	—	—	—	—
International	278	—	382	—
Segment other adjustments¹	$328	$—	$432	$—
¹ employee severance charges

Results of Operations
Review of Third Quarter of Fiscal Year 2012 Compared to Third Quarter of Fiscal Year 2011
Consolidated Overview
The components of the net income (loss) attributable to Unifi, Inc., each component as a percentage of total net sales and the percentage increase or decrease over the prior year amounts are as follows:
	For the Three Months Ended
	March 25, 2012		March 27, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$179,037	100.0	$179,390	100.0	(0.2)
Cost of sales	165,447	92.4	163,789	91.3	1.0
Gross profit	13,590	7.6	15,601	8.7	(12.9)

Selling, general and administrative expenses	11,148	6.2	10,798	6.0	3.2
(Benefit) provision for bad debts	(144)	—	41	—	—
Restructuring charges	—	—	9	—	—
Other operating expenses, net	669	0.3	158	0.1	—
Operating income	1,917	1.1	4,595	2.6	(58.3)
Interest expense, net	3,618	2.0	4,432	2.5	(18.4)
Other non-operating (income) expenses, net	(9)	—	2,271	1.2	100.4
Equity in (earnings) losses from unconsolidated affiliates	(9,863)	(5.5)	2,103	1.2	568.9
Income (loss) before income taxes	8,171	4.6	(4,211)	(2.3)	294.0
Provision (benefit) for income taxes	861	0.5	(166)	—	618.7
Net income (loss) including non-controlling interest	7,310	4.1	(4,045)	(2.3)	280.7
Less: net (loss) attributable to non-controlling interest	(225)	(0.1)	—	—	—
Net income (loss) attributable to Unifi, Inc.	$7,535	4.2	$(4,045)	(2.3)	286.3

Consolidated Net Sales
Net sales for the March 2012 quarter decreased by $353, or 0.2%, as compared to the prior year March quarter primarily due to a decline in sales volume for each of the Company’s reportable segments offset by an increase in the overall weighted average selling price.  On a consolidated basis, sales volume decreased by 3.4% due to volume declines of 2.4%, 10.8% and 2.8% in the Polyester, Nylon, and International reportable segments, respectively. The Company believes that the inventory destocking across the apparel supply chain, which had softened demand and negatively impacted its sales volumes throughout most of the current fiscal year including the first month of the current quarter, has ended and expects volume improvements in the fourth quarter of fiscal year 2012. Overall, the weighted average selling price increased by 3.2% as a result of raw material inflation and mix enrichment.

Consolidated Gross Profit
Gross profit for the March 2012 quarter decreased by $2,011, or 12.9%, as compared to the prior year March quarter. Gross profit declines were experienced in the Company’s Nylon and International segments primarily due to lower sales volumes in both segments and lower unit conversion margin in the International segment offset by an increase in gross profit in the Polyester segment.  In addition, the Company’s operation in Brazil was negatively impacted by less expensive imports which created a challenging competitive environment for local production, higher manufacturing costs due to lower utilization rates and inflationary cost increases.

Polyester Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the Polyester segment are as follows:
	For the Three Months Ended
	March 25, 2012		March 27, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$102,061	100.0	$96,483	100.0	5.8
Cost of sales	96,202	94.3	92,745	96.1	3.7
Gross profit	$5,859	5.7	$3,738	3.9	56.7

In the third quarter of fiscal year 2012, net sales for the polyester segment increased $5,578 or 5.8% compared to the prior year third quarter while sales volume decreased 2.4% and the weighted average selling price increased by 8.2% due to rising raw material costs and mix enrichment.

The increase of gross profit of $2,121 was primarily due to higher unit conversion margins for certain products as the Company recovered previously lost conversion margin partially offset by lower sales volume and slightly higher per unit manufacturing costs related to inflation.  The sales volume declines were driven by weak demand due to increased inventory in the U.S. apparel supply chain, a widened U.S.-Asia raw material gap and the decision of the Company to exit certain commodity business.    As previously mentioned, the Company believes the inventory destocking in the U.S. apparel supply chain has largely been completed as supply chain inventory levels have declined from the previous quarter and the Company experienced an increasing trend in shipments during the final two months of the current quarter.

The Polyester segment net sales and gross profit, as a percentage of total consolidated amounts, were 57.0% and 43.1% for the third quarter of fiscal year 2012, compared to 53.8% and 24.0% for the third quarter of fiscal year 2011.

Outlook:
The Company anticipates volume and profitability improvements for the Polyester segment in the fourth quarter of fiscal year 2012 due to the recent signs of recovery in its key markets, the Company’s belief of an end to the inventory destocking and the Company’s expectation of the North American region’s ability to maintain its share against Asia subject to the Company’s ability to hold its conversion margins which are at historically high levels.

Nylon Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the Nylon segment are as follows:
	For the Three Months Ended
	March 25, 2012		March 27, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$39,181	100.0	$40,034	100.0	(2.1)
Cost of sales	35,780	91.3	36,390	90.9	(1.7)
Gross profit	$3,401	8.7	$3,644	9.1	(6.7)

In the third quarter of fiscal year 2012, net sales for the Nylon segment decreased $853 or 2.1% compared to the prior year third quarter as sales volume decreased 10.8% and the weighted average selling price increased by 8.7% primarily due to increases in raw material prices and mix enrichment.

The decline of gross profit of $244 was primarily due to lower sales volume and higher converting costs.  The sales volume decline was a result of lower shipments into the apparel, furnishings and industrial applications as well as lower sales volume as inventory destocking continued through the holiday shutdown period during the first month of the third fiscal quarter of 2012.  The higher converting costs were due to the unfavorable effects of the lower production levels caused by the inventory destocking and the holiday shutdown period.

The Nylon segment net sales and gross profit, as a percentage of total consolidated amounts, were 21.9% and 25.0% for the third quarter of fiscal year 2012, compared to 22.3% and 23.4% for the third quarter of fiscal year 2011.

Outlook:
With the Company’s belief of the end of the inventory destocking and the North American region’s ability to maintain its share against Asia, the Company anticipates volume and profitability improvements for the Nylon segment in the fourth quarter of fiscal year 2012.

International Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the International segment are as follows:
	For the Three Months Ended
	March 25, 2012		March 27, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$37,795	100.0	$42,873	100.0	(11.8)
Cost of sales	33,465	88.5	34,654	80.8	(3.4)
Gross profit	$4,330	11.5	$8,219	19.2	(47.3)

In the third quarter of fiscal year 2012, net sales for the International segment decreased $5,078 or 11.8%, compared to the prior year third quarter, as sales volume decreased 2.8% and weighted average selling price decreased by 9.0%.

The decline in gross profit of $3,889 was primarily due to lower sales volumes, lower unit conversion margins, higher unit manufacturing costs, and currency translation as a result of exchange rate changes between the Brazilian Real and the U.S. dollar.  The decline in sales volumes was driven by an 18.0% decrease in volume at the Company’s Chinese subsidiary, partially offset by a 1.2% increase in volume at the Brazilian subsidiary.  In Brazil, resale yarn sales volume increased 49.8% while manufactured yarn sales volume declined 11.1%. The decline in conversion margins in Brazil were due to increased imports of competing yarn, fabric and garments becoming more competitive alternatives as well as the mix effects of increased resale yarn as a percent of total sales.  Compared to the prior year quarter, Brazil’s manufacturing costs increased due to inflation, salary increases and higher power costs as well as the negative impacts of lower production and plant utilization caused by lower demand.

The International segment net sales and gross profit, as a percentage of total consolidated amounts, were 21.1% and 31.9% for the third quarter of fiscal year 2012, compared to 23.9% and 52.6% for the third quarter of fiscal year 2011.

Outlook:
The Company expects improved operating results for the International segment during the fourth quarter of the fiscal year 2012 due to the expectation for continued volume and margin improvements for its Brazilian operation (in part due to the weakening of the local currency and the recent government support initiatives for the domestic textile producers) as well as improving sales volume for its Chinese sales office.

Consolidated Selling General & Administrative Expenses
Consolidated SG&A expenses increased in total and as a percentage of net sales for the March quarter as compared to the prior year quarter.  The Company’s SG&A expenses increased by $350 or 3.2% due to higher fringe benefit costs related to certain variable compensation programs and branding initiatives which were partially offset by a decrease in other employee related costs and administrative costs.

(Benefit) Provision for Bad Debts
The benefit for bad debt expense was $144 for the three months ended March 25, 2012, as compared to a provision for bad debt expenses of $41 recorded for the prior year quarter.  The decrease in the bad debt provision in the March 2012 quarter is a result of favorable changes in the aging of customer receivables while certain risk accounts remained unchanged.

Other Operating Expenses, Net
The components of other operating expense, net are as follows:
	For the Three Months Ended
	March 25, 2012	March 27, 2011
Net loss on sale of assets	$149	$189
Foreign currency transaction losses (gains)	37	(13)
Operating expenses for Renewables	555	—
Other, net	(72)	(18)
Other operating expenses, net	$669	$158

Other, net includes rental income and miscellaneous charges.

Interest Expense, Net
Net interest expense decreased from $4,432 in the March 2011 quarter to $3,618 in the March 2012 quarter.  The favorable decline in interest expense was primarily due to the lower average outstanding debt balance as a result of the Company’s redemptions of its 2014 notes.  These redemptions were financed through a mix of cash generated from operations and borrowings under the Company’s revolving credit facility which carries a lower average interest rate.  The weighted average interest rate of Company debt for the March 2012 quarter and the March 2011 quarter was 10.4% and 11.3%, respectively.

Outlook:
As a result of the continued implementation of the Company’s Deleveraging Strategy, the Company expects to incur approximately $3.6 million less interest expense, net for fiscal year 2012 versus fiscal year 2011.  As the Company continues to execute on its Deleveraging Strategy, the trend for declining interest expense is expected to continue.

Other Non-Operating (Income) Expenses
For the three months ended March 25, 2012, Other non-operating (income) expense consists of a $9 gain from the Company’s Brazilian operation related to a refund of non-income related taxes plus interest.  For the three months ended March 27, 2011, Other non-operating (income) expense consists of $2,193 for debt extinguishment charges and $78 for costs associated with an unsuccessful debt refinancing.

Equity in (Earnings) Losses of Unconsolidated Affiliates
The Company participates in joint ventures in the U.S. and in Israel.  As of March 25, 2012, the Company had $97,883 invested in these unconsolidated affiliates.  For the three months ended March 25, 2012, the Company’s $8,171 income before income taxes included $9,863 of income generated from its investments in these unconsolidated affiliates.  See “Footnote 25.  Investments in Unconsolidated Affiliates and Variable Interest Entities” to the Condensed Consolidated Financial Statements included in this Form 10-Q for a detailed discussion of the Company’s investments in these joint ventures.

For the three months ended March 25, 2012, earnings from the Company’s unconsolidated affiliates were $9,863 compared to losses of $2,103 for the three months ended March 27, 2011.  During these periods, the Company’s 34% share of PAL’s earnings increased from a loss of $2,450 to earnings of $9,720 due to PAL’s gross margins temporarily benefitting from the significant drop in the raw material portion of cost of goods sold, as recent declines in cotton costs were not immediately offset by a corresponding drop in selling prices primarily due to the lag in various of PAL’s index-based selling arrangements and contractual terms with customers.  PAL’s results for the three months ended March 27, 2011 included unfavorable derivative losses and its gross margins were similarly affected, inversely, by rapidly rising cotton costs and the related sales price lag.  The remaining decrease in the earnings of unconsolidated affiliates relates primarily to lower operating results of UNF and UNF America which was primarily driven by decreased sales volume and lower capacity utilization.

Outlook:
The Company expects its unconsolidated affiliates to continue to be impacted by lower expected sales volume with a return to expected sales volume and profitability by the end of the calendar year 2012.

Income Taxes
The Company’s income tax provision for the quarter ended March 25, 2012 resulted in tax expense at an effective rate of 10.5% compared to the quarter ended March 27, 2011, which resulted in a tax benefit at an effective rate of 3.9%.  The difference between the Company’s income tax expense and the U.S. statutory rate for the quarter ended March 25, 2012 was primarily due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and abroad, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.

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

The Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2005 through 2011, for non-U.S. income taxes for tax years 2002 through 2011, and for state and local income taxes for fiscal years 2001 through 2011.

Net Income (Loss) Attributable to Unifi, Inc.
Net income (loss) attributable to Unifi, Inc. for the March 2012 quarter was $7,535, or $0.38 per basic share, compared to net loss of $4,045, or $0.20 per basic share for the prior year March quarter.  The Company’s increased profitability was due primarily to higher earnings from its unconsolidated affiliates and lower net interest expenses partially offset by lower gross profits and higher SG&A expenses.

Adjusted EBITDA
Adjusted EBITDA for the March 2012 quarter decreased $2,016 versus the prior year March quarter.  As discussed above, the $2,011 reduction in consolidated gross profit is the primary driver for the decline in Adjusted EBITDA.

Results of Operations
Review of Year-To-Date Fiscal Year 2012 Compared to Year-To-Date Fiscal Year 2011
Consolidated Overview
The components of the net income attributable to Unifi, Inc., each component as a percentage of total net sales and the percentage increase or decrease over the prior year amounts are as follows:
	For the Nine Months Ended
	March 25, 2012		March 27, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$517,160	100.0	$516,621	100.0	0.1
Cost of sales	480,858	93.0	459,984	89.0	4.5
Gross profit	36,302	7.0	56,637	11.0	(35.9)
Selling, general and administrative expenses	32,505	6.3	33,469	6.6	(2.9)
Provision for bad debts	418	0.1	86	—	386.0
Restructuring charges	—	—	1,555	0.3	—
Other operating expenses, net	1,118	0.2	417	—	168.1
Operating income	2,261	0.4	21,110	4.1	(89.3)
Interest expense, net	11,078	2.1	13,352	2.6	(17.0)
Other non-operating (income) expenses	(1,026)	(0.2)	3,865	0.8	126.5
Equity in earnings from unconsolidated affiliates	(14,166)	(2.7)	(11,887)	(2.3)	19.2
Loss on previously held equity interest	3,656	0.7	—	—	—
Income before income taxes	2,719	0.5	15,780	3.0	(82.7)
Provision for income taxes	2,940	0.5	4,205	0.8	(30.1)
Net (loss) income including non-controlling interest	(221)	—	11,575	2.2	(101.9)
Less: net (loss) attributable to non-controlling interest	(434)	—	—	—	—
Net income attributable to Unifi, Inc.	$213	—	$11,575	2.2	(98.2)

Consolidated Net Sales
Net sales for the March 2012 year-to-date period increased by $539, or 0.1%, as compared to the prior year-to-date March period despite a decline in sales volume in each of the Company’s reportable segments.  Overall, sales volume decreased by 7.9% primarily due to softness caused by inventory destocking across the U.S. apparel supply chain and reduced demand in Brazil as result of increased imports of competing yarn, fabric and garments becoming more competitive alternatives, while the weighted average selling price increased by 8.0% due to raw material inflation and mix enrichment.

Consolidated Gross Profit
Gross profit for the March 2012 year-to-date period decreased by $20,335, or 35.9%, as compared to the prior year March year-to-date period. Gross profit declines were experienced in each of the Company’s reportable segments due to record-high raw material prices and lower sales volumes as demand decreased for most of the Company’s products due to inventory destocking within the U.S. apparel supply chain.  The Company also experienced lower capacity utilization in its manufacturing facilities and related increases in unit costs stemming from production volume declines as the Company reduced production volume below sales levels, in order to reduce its inventory levels.  In addition, the Company’s operation in Brazil was negatively impacted by less expensive imports which created a challenging competitive environment for local production, higher average raw material costs and higher manufacturing costs due to lower utilization rates and inflationary spending increases.

Polyester Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the Polyester segment are as follows:

	For the Nine Months Ended
	March 25, 2012		March 27, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$289,694	100.0	$267,754	100.0	8.2
Cost of sales	277,884	95.9	248,532	92.8	11.8
Gross profit	$11,810	4.1	$19,222	7.2	(38.6)

In the March year-to-date period of fiscal year 2012, net sales for the Polyester segment increased $21,940 or 8.2% compared to the prior year-to-date period as sales volume decreased 3.6% and the weighted average selling price increased by 11.8% due to the rise in polyester raw material costs.

The decline in gross profit of $7,412 was primarily due to lower sales volume, higher manufacturing costs and lower conversion margins for certain products.  The sales volume declines were driven by weak demand due to increased inventory in the U.S. apparel supply chain, a widened U.S.-Asia raw material gap and the decision of the Company to exit certain commodity business.  In an effort to reduce working capital and on-hand inventory levels, the segment adjusted down its production rate during the period to levels lower than the sales rate.  The lower utilization and production levels for the current period created an unfavorable impact on the segment’s manufacturing costs per unit sold which negatively impacted gross profit.  The rise in polyester raw material costs, (an increase in the average cost per pound of approximately 21% versus the prior year period), has negatively impacted the segment’s conversion margins during the year as not all cost increases could be passed along to customers.

The Polyester segment net sales and gross profit, as a percentage of total consolidated amounts, were 56.0% and 32.5% for the year-to-date period of fiscal year 2012, compared to 51.8% and 33.9% for the prior year-to-date period of fiscal year 2011.

Nylon Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the Nylon segment are as follows:
	For the Nine Months Ended
	March 25, 2012		March 27, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$118,958	100.0	$121,021	100.0	(1.7)
Cost of sales	106,679	89.7	106,462	88.0	0.2
Gross profit	$12,279	10.3	$14,559	12.0	(15.6)

In the March year-to-date period of fiscal year 2012, net sales for the Nylon segment decreased $2,063 or 1.7% compared to the prior year-to-date period while sales volume decreased 12.6% and the weighted average selling price increased by 10.9% primarily due to an increase in raw material prices and mix enrichment.

The decline in gross profit of $2,279 was due to lower sales volume and higher manufacturing costs.  The sales volume decline was a result of lower shipments into the sock, hosiery and knit apparel applications as well as lower sales volume resulting from inventory destocking in the U.S. apparel supply chain.  The lower production and plant utilization for the period created an unfavorable change in the segment’s manufacturing costs but allowed for a reduction of on-hand inventory units.

The Nylon segment net sales and gross profit, as a percentage of total consolidated amounts, were 23.0% and 33.8% for the year-to-date period of fiscal year 2012, compared to 23.4% and 25.7% for the prior year-to-date period of fiscal year 2011.

International Segment Gross Profit
The components of segment gross profit, each component as percentage of net sales and the percentage increase or decrease over the prior year amounts for the International segment are as follows:
	For the Nine Months Ended
	March 25, 2012		March 27, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$108,508	100.0	$127,846	100.0	(15.1)
Cost of sales	96,295	88.7	104,990	82.1	(8.3)
Gross profit	$12,213	11.3	$22,856	17.9	(46.6)

In the March year-to-date period of fiscal year 2012, net sales for the International segment decreased $19,338 or 15.1%, compared to the prior year-to-date period, while sales volume decreased 15.7% and weighted average selling price increased by 0.6%.

The decline in gross profit of $10,643 was primarily due to lower sales volume, lower conversion margins and higher unit manufacturing costs in Brazil as well as lower sales volume in the Company’s Chinese operation.  Sales volume declines of approximately 14% and decreases in unit conversion margins in Brazil were due to increased imports of competing yarn, fabric and garments as imports became more competitive alternatives as a result of the appreciation of the local currency from January to August 2011 and higher average cost of raw materials.  Higher unit manufacturing costs in Brazil were due to lower capacity utilization as a result of lower production volume along with higher manufacturing costs due to inflation, salary increases and higher power costs.  Sales volume at the Company’s Chinese subsidiary was down approximately 23% versus the prior year-to-date period caused by a reduction in orders from the operation’s largest customer.

The International segment net sales and gross profit, as a percentage of total consolidated amounts, were 21.0% and 33.6% for the year-to-date period of fiscal year 2012, compared to 24.7% and 40.4% for the prior year-to-date period of fiscal year 2011.

Consolidated Selling General & Administrative Expenses
Consolidated SG&A expenses decreased in total and as a percentage of net sales for the March 2012 year-to-date period as compared to the prior year-to-date period.  Consolidated SG&A expenses decreased $964 or 2.9%, which was primarily a result of decreases in fringe benefit costs and other employee related costs and administrative costs.  The reduction in fringe benefit costs was mainly related to reductions in expenses for certain variable compensation programs.  These declines were partially offset by higher non-cash deferred compensation costs as well as increased salary costs and branding initiatives.

Provision for Bad Debts
The provision for bad debt expense was $418 for the nine months ended March 25, 2012, as compared to a provision of $86 recorded for the prior year-to-date period. The increased provision is a result of unfavorable changes in the aging of customer receivables and higher provision for certain risk accounts.

Restructuring Charges
During the year-to-date period of fiscal year 2011, the Company incurred $1,555 for costs related to the relocation of polyester equipment from Yadkinville, North Carolina to El Salvador and the reinstallation of previously idled texturing equipment to replace the manufacturing capacity at the Company’s Yadkinville facility.  These costs were charged to restructuring expense as incurred.

Other Operating Expenses, Net
The components of other operating expense, net are as follows:
	For the Nine Months Ended
	March 25, 2012	March 27, 2011
Net loss on sale of assets	$212	$242
Foreign currency transaction losses	94	297
Operating expenses for Renewables	1,067	—
Other, net	(255)	(122)
Other operating expenses, net	$1,118	$417

Other, net includes rental income and miscellaneous charges.

Interest Expense, Net
Net interest expense decreased from $13,352 for the March 2011 year-to-date period to $11,078 in the March 2012 year-to-date period.  The favorable decline in interest expense was primarily due to the lower average outstanding debt balance as a result of the Company’s redemptions of its 2014 notes.  These redemptions were financed through a mix of cash generated from operations and borrowings under the Company’s revolving credit facility which carries a lower average interest rate.  The weighted average interest rate of Company debt for the March 2011 year-to-date period and the March 2012 year-to-date period was 11.6% and 10.2%, respectively.

Other Non-Operating (Income) Expenses
For the nine months ended March 25, 2012, Other non-operating (income) expense consists of a gain of $1,488 from the Company’s Brazilian operation related to a refund of non-income related taxes plus interest partially offset by a loss on extinguishment of debt of $462.  For the nine months ended March 27, 2011, Other non-operating (income) expense consists of $3,337 in losses from extinguishment of debt and $528 for costs associated with an unsuccessful debt refinancing.

Equity in Earnings of Unconsolidated Affiliates
For the nine months ended March 25, 2012, the Company’s $2,719 income before income taxes included $14,166 of income generated from its investments in its unconsolidated affiliates.

For the nine months ended March 25, 2012, earnings from the Company’s unconsolidated equity affiliates were $14,166 compared to $11,887 for the nine months ended March 27, 2011.  During these periods, the Company’s 34% share of PAL’s earnings increased from $10,607 to $14,213 primarily due to PAL’s gross margins temporarily benefitting from the significant drop in the raw material portion of cost of goods sold, as recent declines in cotton costs were not immediately offset by a corresponding drop in selling prices primarily due to the lag in various of PAL’s index-based selling arrangements and contractual terms with customers.  The remaining decrease in the earnings of unconsolidated affiliates relates primarily to lower operating results of UNF and UNF America which was primarily driven by decreased sales volume and lower capacity utilization.

Income Taxes
The Company’s income tax provision for the year-to-date period ended March 25, 2012 resulted in tax expense at an effective rate of 108.1% compared to the year-to-date period ended March 27, 2011, which resulted in tax expense at an effective rate of 26.6%.  The difference between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended March 25, 2012 was primarily due to losses in tax jurisdictions for which no tax benefit could be recognized, foreign dividends taxed in the U.S. and abroad, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rate.  The differences between the Company’s income tax expense and the U.S. statutory rate for the year-to-date period ended March 27, 2011 was primarily due to losses from one of its equity affiliates, increases in uncertain tax positions, and foreign operations taxed at rates lower than in the U.S., which was partially offset by foreign dividends taxed in the U.S.

Net Income Attributable to Unifi, Inc.
Net income attributable to Unifi, Inc. for the March 2012 year-to-date period was $213 or $0.01 per basic share compared to net income attributable to Unifi, Inc. of $11,575, or $0.58 per basic share, for the prior year-to-date period.  The Company’s decreased profitability was primarily due to lower gross profits and the loss on the previously held equity interest in Renewables partially offset by an increase in earnings from unconsolidated affiliates and lower SG&A expenses.

Adjusted EBITDA
Adjusted EBITDA for the March 2012 year-to-date period decreased $20,672 versus the prior year-to-date period.  As discussed above, the $20,335 reduction in consolidated gross profit is the primary driver for the decline in Adjusted EBITDA.

Liquidity and Capital Resources
The Company’s primary capital requirements are for working capital, capital expenditures, debt repayment and service of indebtedness. The Company’s primary sources of capital are cash generated from operations and amounts available under its revolving credit facility.  For the nine months ended March 25, 2012, cash generated from operations was $27,254 and as of March 25, 2012, excess availability under the Company’s revolving credit facility was $52,955.

As of March 25, 2012, all of the Company’s long-term debt obligations are guaranteed by domestic entities while a substantial portion of the Company’s cash and cash equivalents are attributable to foreign entities.  The following table presents a summary of the Company’s cash, working capital, debt obligations and liquidity for its U.S. and foreign operations as of March 25, 2012:

	U.S.	Brazil	All Others	Total
Working capital	$116,356	$61,592	$22,230	$200,178
Long-term debt, including current portion	$158,759	$—	$—	$158,759

Cash and cash equivalents	$12,056	$16,275	$7,489	$35,820
Borrowings available under revolving credit facility	52,955	—	—	52,955
Liquidity	$65,011	$16,275	$7,489	$88,775

During the fiscal year ended June 26, 2011, the Company changed its indefinite reinvestment assertion related to approximately $26,630 of the earnings and profits held by Unifi do Brasil, Ltda. (“UDB”).  During the current fiscal year, the Company has had a net increase in the assertion to $30,360.  On April 5, 2012, the Company repatriated $10,262 million related to this assertion. All remaining undistributed earnings are deemed to be indefinitely reinvested.

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to Working Capital as of March 25, 2012 and June 26, 2011:
	March 25, 2012	June 26, 2011
Receivables, net	$100,713	$99,815
Inventory	112,417	134,883
Accounts payable	(42,589)	(42,842)
Accrued expenses (1)	(10,218)	(15,595)
Adjusted Working Capital	160,323	176,261
Cash	35,820	27,490
Other current assets	10,559	11,881
Accrued interest	(5,233)	(1,900)
Other current liabilites	(1,291)	(763)
Working Capital	$200,178	$212,969
(1)	Excludes accrued interest

Working capital decreased by $12,791 from $212,969 as of June 26, 2011 to $200,178 as of March 25, 2012.  This decrease includes an $11,253 currency effect related to the weakening of the Brazilian Real to the U.S. dollar of which $2,625 relates to the effect of currency rate changes on cash and cash equivalents.

The largest favorable adjusted working capital change was related to declines for both domestic and foreign inventories.  These inventory declines were predominantly driven by lower on-hand units and increased inventory turns.   The largest unfavorable adjusted working capital change was related to declines for accrued expenses which were due to lower amounts for payroll accruals, fringe benefits and variable compensation accruals, property taxes and utilities.  The change in receivables consists of an increase domestically due to higher selling prices partially offset by decreases for the Company’s foreign affiliates due to lower sales volume.  The increase for accrued interest relates to the timing of interest payments due for the Company’s 2014 notes.

Outlook:
Before considering raw material cost or currency fluctuations, the Company expects adjusted working capital to be a source of cash for the entire 2012 fiscal year and its fourth fiscal quarter due to improved inventory turns and other benefits from its working capital management programs.

Capital Expenditures
In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures.  During the first nine months of fiscal year 2012, the Company spent $5,329 on capital expenditures compared to $17,334 in the prior year.  The Company estimates its fiscal year 2012 capital expenditures will be approximately $7,000 to $8,000, which will primarily consist of the expenditures for the installation of additional texturing equipment in El Salvador and routine, on-going capital expenditures to extend the useful life of certain assets.   As of March 25, 2012, the Company had no restricted cash funds that are required to be used for domestic capital expenditures under the Indenture.  The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Deleveraging Strategy and Planned Refinancing
On April 24, 2012 the Company announced that it entered into a Commitment Letter for a $150,000 senior secured credit facility (the “ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A..  The ABL Facility will consist of a $100,000 revolving credit facility (the “ABL Revolver”) and a $50,000 term loan (the “ABL Term Loan”).  In addition, the Company entered into a Commitment Letter with MacKay Shields LLC, a Delaware limited liability Company, solely in its capacity as investment adviser or subadviser with investment authority for certain discretionary client accounts, for the incurrence of a $30,000 term loan (the “Term B Loan”).  The purpose of the ABL Facility and the Term B Loan is to, among other things, refinance the Company’s existing indebtedness including the redemption of the 2014 notes and to repay in full and terminate the existing First Amended Credit Agreement.  The ABL Facility and the Term B Loan will become effective on May 24, 2012 (the “Closing Date”) and the ABL Revolver, the ABL Term Loan and the Term B Loan have a maturity date of May 24, 2017.

As previously disclosed, the Company called for redemption in full of the $123,722 remaining principal amount of the outstanding 2014 notes at par and announced that it will repay in full and terminate its existing First Amended Credit Agreement, which had an outstanding principal balance of $35,000 as of March 25, 2012.  The Company plans to finance these transactions (plus related debt refinancing expenses and fees) by using approximately $22,000 of cash, $60,000 of borrowings under the ABL Revolver, $50,000 of borrowings under the ABL Term Loan and $30,000 of borrowings under the Term B Loan.

As a result of the refinancing, the Company estimates its interest savings for its fiscal year 2013 will be approximately $9,000.  For further details related to the refinancing see “Footnote 29. Subsequent Events” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

The table below summarizes the expected scheduled maturities and interest rates for the Company’s existing debt arrangements and as contemplated as part of the announced debt refinancing and note repurchases outlined in “Footnote 29. Subsequent Events” to the Condensed Consolidated Financial Statements included in this Form 10-Q.
	Expected Maturity Date on a Fiscal Year Basis
	2012	2013	2014	2015	2016	2017
Existing Long-Term Debt:
2014 Notes Payable	$123,722	$—	$—	$—	$—	$—

Revolving Credit Facility	$35,000	$—	$—	$—	$—	$—

Maturities for Planned Refinancing:
ABL Revolver	$—	$—	$—	$—	$—	$60,000

ABL Term Loan	$—	$7,200	$7,200	$7,200	$7,200	$21,200

Term B Loan	$—	$—	$—	$—	$—	$30,000

The table above does not take into consideration any discretionary or mandatory prepayments, including in respect of any distributions from the Company’s equity affiliates, in accordance with the terms of the applicable financings as previously disclosed by the Company. The Company’s existing revolving credit facility, and the ABL Revolver, ABL Term Loan and Term B Loan, each bear interest at variable interest rates with reference to Base Rates and/or Applicable Margins as previously disclosed by the Company.

Cash Provided by Operations
Net cash provided by operations was as follows:
	For the Nine Months Ended
	March 25, 2012	March 27, 2011
Plus cash receipts:
Receipts from customers	$512,953	$505,078
Dividends from unconsolidated affiliates	4,150	4,319
Other receipts	2,058	2,275
Less cash payments:
Payments to suppliers and other operating cost	395,825	408,326
Payments for salaries, wages, and benefits	84,882	86,320
Payments for restructuring and severance	293	1,856
Payments for other non-operating expense	—	528
Payments for interest	8,775	11,123
Payments for taxes	2,132	4,932
Net cash provided by (used in) operations	$27,254	$(1,413)

Cash received from customers increased $7,875 during the March 2012 year-to-date period over the same prior year period as a result of increased weighted average selling prices and the timing of cash receipts.   Payments to suppliers decreased due to lower production volume offset in part by higher raw material prices.  Salary, wage and benefit payments decreased as a result of reduced variable compensation payments partially offset by an increase in employee costs.  Increased employee costs were due to higher levels of wage employees related to the opening of the Company’s El Salvadoran manufacturing facility and the Repreve recycling center.  The Company’s Deleveraging Strategy has resulted in decreased interest expense for the current period versus the prior year period.  Cash taxes paid by the Company decreased as a result of a decline in profitability for the Company’s Brazilian subsidiary.  Other receipts include rental income and interest income.

Cash Used in Investing Activities and Financing Activities
Investing and Financing Activities
The Company utilized $5,807 in net investing activities and utilized $10,010 in net financing activities during the nine month period ended March 25, 2012.  The primary cash outlays for investing and financing activities during the nine month period ended March 25, 2012 included $10,288 to repurchase a portion of the 2014 notes with a face value of $10,000 and $5,329 in capital expenditures partially offset by proceeds from the sale of assets, capital contributions from a non-controlling interest, stock option exercises, and returns of split dollar life insurance premiums.

The Company utilized $14,111 in net investing activities and utilized $10,861 in net financing activities during the nine month period ended March 27, 2011.  The primary cash outlays for investing and financing activities during the nine month period ended March 27, 2011 included $47,588 to repurchase a portion of the 2014 notes with a face value of $45,000, $17,334 in capital expenditures, $825 for debt refinancing fees and $707 for investment in unconsolidated affiliates partially offset by $37,800 of net borrowings on revolving credit facility, $3,241 from the return of split dollar life insurance premiums, a loan repayment from an unconsolidated equity affiliate, proceeds from the sale of assets and proceeds from stock options exercises.

Contractual Obligations
The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.  As of March 25, 2012, except for the $10,000 redemption of the Company’s 2014 notes discussed above, there have been no material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011.

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

Interest Rate Risk: The Company is exposed to interest rate risk through its borrowing activities.  Currently, the majority of the Company’s borrowings are its 2014 notes which have a fixed rate of interest and its revolving credit facility which has a variable rate of interest. The Company may hedge its interest rate variability on its revolving credit facility using an interest rate swap.

Currency Exchange Rate Risk:  The Company conducts its business in various foreign countries and in various foreign currencies.  Each of the Company’s operations may enter into transactions (sales, purchases, or fixed purchase commitments, etc.) that are denominated in currencies other than the operation’s functional currency and which subject the Company to foreign currency exchange risk.  The Company may enter into forward currency contracts to hedge this exposure.  For sales transactions such as these, the Company typically hedges 60% to 75% of the sales value of these orders by using forward currency contracts.  The maturity dates of the forward contracts are intended to match the anticipated collection dates of the receivables.  The Company may also enter into forward currency contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of March 25, 2012, the Company does not have a significant amount of exposure related to forward currency contracts.

As of March 25, 2012, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 20% of consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations. As of March 25, 2012, 63.7% of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $2,962 were held in U.S. dollar equivalents.

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

Market Capitalization versus Book Value:  As of the end of the third quarter of fiscal year 2012, the Company’s book value was $14.32 per share.  During the March 2012 quarter, the Company’s common shares traded at a high of $10.00 and at a low of $7.14 per share.  Due to the disparity between the share values, the Company considered the recoverability of its assets and does not believe any of its assets to be impaired at this time.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 25, 2012, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934, as amended, the “Exchange Act”) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.               Risk Factors

There are no material changes to the Company's risk factors set forth under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 26, 2011 other than the addition of the following risk factor.

We will face substantial risks to our business if we cannot successfully close the proposed refinancing and fund the redemption of the 2014 notes.

As discussed in “Liquidity and Capital Resources” above, the Company has entered into commitment letters for the ABL Facility and the Term B Loan, which are expected to close and fund on May 24, 2012 (the “Planned Refinancing”), and has made an irrevocable call for redemption in full on May 24, 2012 of the remaining principal amount outstanding of the 2014 notes (the “Redemption”).  The conditions of the lenders’ obligations to fund the ABL Facility and the Term B Loan include the delivery of all required documents, that no event of default will occur on the Closing Date, that the Company will have at least $22,500 of borrowing base availability under the ABL Revolver (based on April 2012 month end financial statements) after the initial extensions of credit and payment of all expenses required to be paid by the borrowers on the Closing Date and that there has not been the occurrence of any material adverse change.  The Company requires proceeds from the Planned Refinancing in order to fund the Redemption.  If the Company is unable to meet the closing conditions for the ABL Facility and Term B Loan, the Company would be forced to seek a number of unfavorable alternatives in an extremely limited time period.  These options include agreeing to otherwise unfavorable alternative sources of funding or disposing of assets on disadvantageous terms at a time when it may not otherwise be in the Company’s best interest to do so.  Moreover, there is no guarantee of the availability of such alternatives or the ability to obtain the requisite alternative funding on the timetable required for the Redemption. Any one of these options and/or a failure to fully fund the Redemption on May 24, 2012 will have a material adverse effect on the Company’s business, financial condition, results of operations and ability to make distributions to our shareholders.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c)  The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 25, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
12/26/11 – 01/25/12	—	—	—	2,269,080
01/26/12 – 02/25/12	—	—	—	2,269,080
02/26/12 – 03/25/12	—	—	—	2,269,080
Total	—	—	—

Item 3.                  Defaults Upon Senior Securities

Not applicable.

Item 4.                  Mine Safety Disclosures

Not applicable.

Item 5.                  Other Information

Not applicable.

Item 6.                  Exhibits

Exhibit Number	Description
10.1
Amendment No. 1 to the Change in Control Agreement for William L. Jasper effective December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.2
Amendment No. 1 to the Change in Control Agreement for R. Roger Berrier effective December 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.3
Amendment No. 1 to the Change in Control Agreement for Thomas H. Caudle effective December 31, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.4
Amendment No. 1 to the Change in Control Agreement for Charles F. McCoy effective December 31, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.5
Amendment No. 1 to the Change in Control Agreement for Ronald L. Smith effective December 31, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

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
101
The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2012, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements (tagged as blocks of text).

UNIFI, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC. (Registrant)
Date: May 3, 2012	/s/ RONALD L. SMITH Ronald L. Smith Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 3, 2012	/s/ JAMES M. OTTERBERG James M. Otterberg Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)