Form 10-K
period 2012-06-24
UNIFI INC
filed 2012-08-30
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [ X ]
As of December 25, 2011, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $101,476,354.  The registrant has no non-voting stock.
As of August 20, 2012, the number of shares of the Registrant’s common stock outstanding was 20,090,094.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 24, 2012, are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Fiscal Years
The Company’s fiscal year ends on the last Sunday in June.  However, the Company’s Brazilian, Colombian, and Chinese subsidiaries’ fiscal years end on June 30th.  There were no significant transactions or events that have occurred between these dates and the date of the Company’s financial statements.

Presentation
All dollar amounts and share amounts, except per share amounts, are presented in thousands, except as otherwise noted.

Item 1. Business
Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company.  The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics.  The Company sells fibers made from polyester and nylon filament to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishing, automotive upholstery, industrial and other end-use markets.  The Company’s polyester yarn products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each available in virgin or recycled varieties.  The Company’s nylon products include textured, solution dyed and covered spandex products.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  The Company’s principal markets are located in the U.S., Canada, Mexico, Central America, and South America.  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China as well as into Europe.

The Company has three operating segments which are also its reportable segments.  Each reportable segment derives its revenues as follows:
•
The Polyester segment manufactures Chip, POY, textured, dyed, twisted and beamed yarns, virgin and recycled, with sales primarily to other yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive upholstery, home furnishing, industrial and other end-use markets.  The Polyester segment consists of manufacturing operations in the U.S. and El Salvador.

•
The Nylon segment manufactures textured nylon and covered spandex yarns with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The Nylon segment consists of manufacturing operations in the U.S. and Colombia.

•
The International segment’s products primarily include textured polyester and various types of resale yarns. The International segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishing, industrial and other end-use markets primarily in the South American and Asian regions.  This segment includes manufacturing and sales offices in Brazil and a sales office in China.

Other information for the Company’s reportable segments, including revenues, a measurement of profit or loss, and total assets by segment, is provided in “Footnote 28. Business Segment Information” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Recent Developments and Strategy
Deleveraging Strategy: During the June 2012 quarter, the Company successfully completed its comprehensive debt refinancing.  The refinancing allowed the Company to extend the maturity profile of its indebtedness to May 2017 and will generate approximately $9,000 of annual interest expense savings.  In addition, the Company believes that this new financing will provide the availability and flexibility needed to execute its strategic objectives.

Raw Materials: Polyester raw material costs for fiscal year 2012 averaged 8 to 9 cents per pound higher than fiscal year 2011.  Throughout most of fiscal year 2012, and for the latter half of fiscal year 2011, polyester raw material costs remained at their highest levels in over thirty years.  In addition, Asian imported yarns have become more competitive and continued to place pressure on the Company’s commodity business as the U.S.-Asia gap in polymer pricing averaged 11 to 12 cents per pound in fiscal year 2012 versus the 4 to 5 cents average per pound for the prior fiscal year period.

Inventory Destocking: The Company believes inventory in the U.S. apparel supply chain reached elevated levels during the first quarter of the Company’s recently completed fiscal year, and producers and wholesalers reacted to the elevated inventory levels by curtailing purchases from August to December 2011. The Company reacted by adjusting its production below its sales levels in order to reduce its on-hand inventory units. As a result of the Company’s actions, the production volume and per unit manufacturing costs in the Company’s Polyester and Nylon segments were negatively impacted during the first half of fiscal 2012.

Inflation: For the most recently completed fiscal year and for the foreseeable future, the Company expects rising costs to continue in areas such as employee costs and benefits, consumables and utility costs.  The Company attempts to mitigate the impacts of these rising costs through its operational efficiencies and increased selling prices. Inflation may become a factor that begins to negatively impact the Company’s profitability.

Operational Excellence: Over the past year, the Company expanded its efforts in LEAN manufacturing and statistical process control in all of its operations. These efforts have resulted in demonstrated savings as well as greatly improved operational flexibility and are expected to result in continued improvement over the next several years.

PVA:  The Company remains committed to growing the business for its value-added products and believes its research and development work with brands and retailers continues to create new, world-wide sales opportunities as the Company raises the visibility of REPREVE® as a consumer brand.  The Company’s PVA products represent approximately 18% of its consolidated sales volume and REPREVE® continues to grow at a faster pace than other PVA products.  Throughout fiscal year 2012, domestic PVA sales volume increased versus the prior year and held stronger than the remainder of the business.  Internationally, PVA sales volume was negatively impacted by weakened demand in Brazil and a temporary delay of orders from a large volume customer for the Company’s Chinese sales office.  In comparison to the levels at the end of fiscal year 2010, the Company is on pace to double its domestic PVA sales volumes within three years and its consolidated PVA sales volumes within four years.

Investment in Central America: The Central American Free Trade Agreement (“CAFTA”) region, which continues to be a competitive alternative to Asian supply chains, has in recent years maintained its share of synthetic apparel supply to U.S. retailers and continues to see ongoing investments being made. During the past quarter, the Company has completed the installation of additional texturing capacity at its plant in El Salvador in order to take advantage of the long-term volume opportunities in this region.

Repreve Recycling Center: The recycling facility which opened in May 2011 allows the Company to expand the REPREVE® brand by increasing the amount and types of recyclable material that can be used in the manufacturing process and to develop and commercialize PVA products that meet the sustainability demands for brands and retailers.

Repreve Renewables, LLC: During the December 2011 quarter, the Company acquired an additional 20% membership interest in Repreve Renewables, LLC (“Renewables”) bringing the Company’s current ownership to 60%. The Company’s investment in Renewables, a development stage company that focuses on cultivating and selling bio-mass crops for the bio-fuel and bio-power industries, is anticipated to provide the Company with a unique revenue stream and supports its strategy to grow the REPREVE® brand and other sustainability initiatives.

Industry Overview
Since 1980, global demand for polyester yarns, which includes both filament and staple yarns, has grown steadily, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide sales.  In calendar year 2011, global polyester consumption accounted for an estimated 51% of global fiber consumption and demand is projected to increase by approximately 3% to 4% annually through 2020.  In calendar year 2011, global nylon consumption accounted for an estimated 5% of global fiber consumption and demand is projected to increase by approximately 1% annually through 2020.  The polyester and nylon fiber sectors together accounted for approximately 56% of U.S. textile consumption during calendar year 2011.

According to the National Council of Textile Organizations, the U.S. textile market’s total shipments were $53.3 billion for calendar year 2011.  The industrial and consumer, floor covering, apparel and hosiery, and furnishing markets account for 43%, 34%, 15% and 8% of total production, respectively. During calendar year 2011, the U.S. textile sector exported more than $17 billion of textile products, an increase of 13.4% versus the prior year period, and employed approximately 390,000 people making it one of the largest manufacturing employers in the U.S.

Rules of Origin
A significant number of the Company’s customers, particularly in the apparel market, produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by the North American Free Trade Agreement (“NAFTA”), CAFTA, and the Colombia and Peru Free Trade Agreements.  The Company is the largest filament yarn manufacturer and one of the few producers of such qualifying yarns in the three regions covered by these agreements (collectively the “Regional FTAs”) which contain rules of origin requirements.  In order to be eligible for duty-free treatment, the garment, fabric, yarn (such as POY) and fibers (filament and staple) are generally required to be fully formed within the respective regions, each of which include production from the U.S.

Government legislation referred to as the Berry Amendment stipulates that certain purchases of textile and apparel articles made by the U.S. Department of Defense must be manufactured in the U.S. and consist of yarns and fibers produced in the U.S. Efforts are currently underway to expand this legislation to require other government programs such as the Department of Homeland Security to purchase U.S. origin textile products when available.  The Company is the largest producer of such yarns for Berry Amendment compliant programs.

Collectively, the Company refers to fibers sold with specific rules of origin requirements under the Regional FTAs and fibers sold with rule of origin requirements under the Berry Amendment as "Compliant Yarns".

Trade Regulation
Over the last decade, imports of fabric and finished goods into the U.S. have increased significantly from countries who do not participate in free trade agreements or trade preference programs despite duties charged on those imports.  The duty rate on finished apparel categories that utilize polyester and nylon filament yarns are generally 16% to 32%.  The primary drivers for that growth were lower overseas operating costs, foreign government subsidizing of textile industries, increased overseas sourcing by U.S. retailers, the entry of China into the World Trade Organization and the staged elimination of all textile and apparel quotas.  Although global apparel imports represent a significant percentage of the U.S. market, Regional FTAs, which allow duty free advantages for apparel made from regional fibers, yarns and fabrics, allow the Company opportunities to participate in this growing market.

In calendar year 2000, 56% of the garments purchased in the U.S. were produced in the North and Central American regions. By calendar year 2009, approximately 18% of the garments purchased at U.S. retail were produced in these regions. In the last four years, the garment market share has stabilized in these regions and has begun to grow on a unit basis based on synthetic apparel consumption. This recent trend supports the Company’s view that the remaining synthetic apparel production in the regions is more specialized and defensible, and, in some cases, apparel producers are bringing programs back to the region as a part of a balanced sourcing strategy of some retailers and brands.

NAFTA is a permanent FTA between the U.S., Canada and Mexico that became effective on January 1, 1994.  The agreement contains certain rules of origin for textile and apparel products that must be met for these products to receive duty-free benefits under NAFTA.  In general, textile and apparel products must be produced from yarns and fabrics made in the NAFTA region, and all subsequent processing must occur in the NAFTA region to receive duty-free treatment.

Implementation of CAFTA began in 2006, between the U.S., the Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua.  CAFTA supersedes the Caribbean Basin Trade Preference Agreement (“CBTPA”) for the CAFTA signatory countries and provides permanent benefits not only for apparel produced in the region, but for all textile products that meet the rules of origin.  Qualifying textile and apparel products that are produced in any of the seven signatory countries from fabric, yarn and fibers that are also produced in any of the seven signatory countries may be imported into the U.S. duty free.

In August 2012, legislation was passed to correct a number of technical errors in CAFTA, including a requirement that single ply synthetic sewing thread must originate from one of the signatory countries.  This measure, expected to be fully implemented in the fall of 2012, is expected to have a favorable impact on the Company’s twisted yarn business, as the Company will be one of the largest suppliers of twisted yarns eligible to be used in these sewing thread applications.

The U.S.-Peru Trade Promotion Agreement became effective in February 2009, and the U.S.-Colombia Trade Promotion Agreement was implemented on May 15, 2012.  These free trade pacts replaced the Andean Trade Promotion and Drug Eradication Act (“ATPDEA”) in these markets and established, primarily, the same yarn forward rules of origin for textile and apparel products as NAFTA.

Additionally, the Company operates under FTA’s with Australia, Bahrain, Chile, Israel, Jordan, Morocco, Oman, Singapore and South Korea. The U.S.-South Korean FTA became effective on March 15, 2012.  The Company anticipates limited impact on its business as South Korea is not a low cost provider of textiles in comparison to other Asian countries and South Korea provides little or no export opportunities for the Company or for U.S. textile manufacturers.  The Company believes that a potential threat exists due to the agreement’s failure to address the potential damage from the lack of strong customs enforcement language and the exposure of illegal transshipments from China through South Korea.

Although quotas on textiles and apparel imports were eliminated after December 31, 2008, tariffs on certain imported products remain in effect.  The Doha Development Round is the current trade-negotiation round of the World Trade Organization which commenced in November 2001 with the objective to further lower trade barriers around the world.  Over recent years, negotiations have stalled over a divide on major issues, such as agriculture, industrial tariffs and non-tariff barriers, services, and other trade remedies with the most significant differences between developed nations and emerging countries.  There is also considerable contention regarding the maintenance of agricultural subsidies—which can be seen to operate effectively as a trade barrier.  No significant progress has been made from the negotiations held in recent years and the future of the Doha Development Round remains uncertain.

During 2012, numerous rounds of negotiations have been held to forge a new TransPacific Partnership Agreement (“TPP”). Countries currently participating in the TPP negotiations include Australia, Brunei, Chile, Malaysia, New Zealand, Peru, Singapore, and Vietnam, with Mexico and Canada recently announcing their intentions to join. The U.S. government has presented a yarn forward rule of origin; however, negotiations for market access and rules of origin for textiles and apparel have not been completed.

The Company believes the requirements of the rules of origin and the associated duty-free cost advantages in the regional free trade agreements, such as NAFTA and CAFTA, together with the Berry Amendment and the growing need for quick response and inventory turns, ensures that a portion of the existing textile industry will remain based in the America regions.  The Company expects that the NAFTA and CAFTA regions will continue to increase their percentage of the U.S. market.  The Company is the largest of only a few significant producers of Compliant Yarn under these trade agreements.  As a result, one of the Company’s business strategies is to leverage its eligibility status to increase its share of business with regional and domestic fabric producers who ship their products into these regions for further duty free processing.

Approximately 62% of the Company’s sales are sold as Compliant Yarn under the terms of FTA’s or the Berry Amendment.

Markets
The Company serves diverse market segments.  The apparel market, which includes hosiery, represents approximately 65% of the Company’s sales.  Apparel retail sales, supply chain inventory levels and strength of the regional supply base are vital to this market segment.  Generally, synthetic apparel consumed in the U.S. grows 4% per year and, over the last four years, the Regional FTA share of supply of U.S. synthetic apparel has remained constant at 18%.

The industrial market represents approximately 17% of the Company’s sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics, awnings, etc.

The furnishing market, which includes both contract and home furnishing, represents approximately 12% of the Company’s sales.  Furnishing sales are dependent upon the housing market, which in turn is influenced by consumer confidence and credit availability.

The automotive upholstery market represents approximately 6% of the Company’s sales and has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive upholstery and the just-in-time delivery requirements.  Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide.  North American automotive production during calendar year 2011 grew 11% over calendar year 2010 and an additional 22% during the first half of calendar year 2012 compared to the prior year comparable period.

Competition
The industry in which the Company currently operates is global and highly competitive.  On a global basis, the Company competes not only as a yarn producer but also as part of a regional supply chain.  For Compliant Yarns, the Company competes with a limited number of foreign and domestic producers of polyester and nylon yarns.  For non-Compliant Yarns, the Company competes with a certain number of foreign and domestic producers of polyester and nylon yarns, who can meet the required customer specifications of quality, reliability and timeliness.  While competitors have traditionally focused on commodity production, they are now increasingly focused on specialty and value-added products where the Company generates higher margins.  The Company is affected by the importation of textile, apparel and hosiery products which adversely impacts demand for polyester and nylon yarns in the Company’s markets.  Several foreign competitors in the Company’s supply chain have significant competitive advantages, including lower wages, raw material costs, capital costs, and favorable currency exchange rates against the U.S. dollar which could make the Company’s products, or the related supply chains, less competitive.

The major regional competitors for polyester yarns are O’Mara, Inc., and NanYa Plastics Corp. of America (“NanYa”) in the U.S., AKRA, S.A. de C.V. in the NAFTA region, and C S Central America S.A. de C.V. (“CS Central America”) in the CAFTA region.  The Company’s major competitors in Brazil are Avanti Industria Comercio Importacao e Exportacao Ltda., Polyenka Ltda., and other imported yarns and fibers.  The major regional competitors for nylon yarns are Sapona Manufacturing Company, Inc., and McMichael Mills, Inc. in the U.S. and Worldtex, Inc. in the ATPDEA region.

Products
The Company manufactures polyester related products in the U.S., El Salvador and Brazil and nylon yarns in the U.S. and Colombia for a wide range of end-uses.  In addition, the Company purchases certain yarns for resale to its customers.  The Company processes and sells POY, as well as high-volume commodity, specialty, and PVA yarns, domestically and internationally, with PVA yarns making up approximately 18%, 17%, and 15% of consolidated sales for fiscal years 2012, 2011 and 2010, respectively.

The Company works closely with its customers to develop yarns using a research and development staff that evaluates trends and uses the latest technology to create innovative specialty and PVA yarns reflecting current consumer preferences.  The Company also adds value to the supply chain and increases consumer demand for its products through the development and introduction of branded yarns that provide unique sustainability, performance, comfort and aesthetic advantages.  The Company’s branded portion of its yarn portfolio continues to provide product differentiation to brands, retailers and consumers and includes products such as:
•
REPREVE®, a family of eco-friendly yarns made from recycled materials.  Since its introduction in 2006, REPREVE® has been the Company’s most successful branded product. The Company’s recycled performance fibers are manufactured to provide certain performance and/or functional properties to various types of fabrics and end products.  REPREVE® can be found in many well-known brands and retailers including Ford, Haggar, Life Khaki, Polartec, The North Face, Patagonia, REI, Perry Ellis, Home Depot, Sears, Macy’s, Kohl’s, Greg Norman and Belk department stores.  Recent REPREVE® press mentions include USA Today, the Wall Street Journal and People Style Watch.

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
•
Reflexx®, a family of stretch yarns that can be found in a wide array of end-use applications from home furnishing to performance wear and from hosiery and socks to work wear and denim.  Reflexx® can be found in many products including those used by the U.S. military.

For fiscal years 2012, 2011 and 2010, the Company incurred $4,764, $4,145, and $3,591 for research and development costs, respectively.

Customers
The Company’s Polyester segment has approximately 420 customers, its Nylon segment has approximately 170 customers, and its International segment has approximately 600 customers in a variety of geographic markets.  Yarn is manufactured based upon product specifications and shipped based upon customer order requirements.  Customer payment terms are generally consistent across the segments and are based on prevailing industry practices for the sale of yarn domestically or internationally.

The Company’s sales are not materially dependent on a single customer or a small group of customers with no single customer comprising greater than ten percent of consolidated net sales.  The Company’s top ten customers accounted for approximately 32% of sales for fiscal year 2012 and 36% of receivables as of June 24, 2012.

Sales and Marketing
The Company employs a sales force of approximately forty persons operating out of sales offices in the U.S., Brazil, China, El Salvador and Colombia.  The Company relies on independent sales agents for sales in several other countries.  The Company seeks to create strong customer relationships and continually seeks ways to build and strengthen those relationships throughout the supply chain.  Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, the Company has created significant pull-through sales and brand recognition for its products.  For example, the Company works with brands and retailers to educate and create demand for its value-added products.  The Company then works with key fabric mill partners to develop specific fabric for those brands and retailers utilizing its PVA products.  Based on the results of many commercial and branded programs, this strategy has been successful for the Company.

Suppliers and Sourcing
The primary raw material supplier for the Polyester segment is NanYa for Chip and POY.  For the International segment, Reliance Industries, Ltd (“Reliance”) is the main supplier for POY.  The primary suppliers of POY to the Nylon segment are HN Fibers, Ltd., U.N.F. Industries Ltd. (“UNF”), UNF America, LLC (“UNF America”), Invista S.a.r.l. (“INVISTA”), Universal Premier Fibers, LLC, and Nilit US (“Nilit”).  Currently, there are numerous domestic suppliers available to fulfill the Company’s sourcing requirements for its recycled products.  UNF and UNF America are 50/50 joint ventures between the Company and Nilit.  The Company produces and buys certain of its compliant raw material fibers from both the U.S. and Israel.  The Company produces a portion of its Chip requirements in its recycling center and purchases the remainder of its requirements from external suppliers for use in its spinning facility.  In the U.S., Brazil and China, the Company purchases nylon and polyester resale products from various suppliers.  Although the Company does not generally have difficulty in obtaining raw nylon POY or raw polyester POY, the Company has in the past experienced interruptions or limitations in the supply of polyester Chip and other raw materials used to manufacture polyester POY.

Manufacturing Processes
The Company uses advanced production processes to manufacture its high quality yarns cost effectively.  The Company believes that its flexibility and know-how in producing specialty yarns provides important development and commercialization advantages.  The Company produces polyester POY for its commodity, specialty and PVA yarns in its polyester spinning facility located in Yadkinville, North Carolina.  The POY yarns can be sold externally or further processed internally.  Additional processing of polyester products includes texturing, package dyeing, twisting and beaming.  The texturing process, which is common to both polyester and nylon, involves the use of high-speed machines to draw, heat and false-twist the POY to produce yarn having various physical characteristics, depending on its ultimate end-use.  Texturing gives the yarn greater bulk, strength, stretch, consistent dye-ability and a softer feel, thereby making it suitable for use in the knitting and weaving of fabric.  Package dyeing allows for matching of customer specific color requirements for yarns sold into the automotive, home furnishing and apparel markets.  Twisting incorporates real twist into the filament yarns which can be sold for such uses as sewing thread, home furnishing and apparel.  Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications.  Additional processing of nylon products primarily includes covering which involves the wrapping or air entangling of filament or spun yarn around a core yarn.  This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles while maintaining a softer feel.

In 2011, the Company opened a new recycle Chip facility in Yadkinville, North Carolina increasing its investment in the commercialization of recycled PVA products. This facility allows the Company to improve the availability of recycled raw materials and significantly increase product capabilities and competitiveness in the growing market for REPREVE®.

Employees
The Company employs approximately 2,600 employees.  The number of employees in the Polyester segment, Nylon segment, International segment and its corporate office are approximately 1,400, 600, 500 and 100, respectively.  While employees of the Company’s foreign operations are generally unionized, none of the domestic employees are currently covered by collective bargaining agreements.

Backlog
The level of unfilled orders is affected by many factors including the timing of orders and the delivery time for the specific products, as well as the customer’s ability or inability to cancel the related order.  As such, the Company does not consider the amount of unfilled orders, or backlog, to be a meaningful indicator of expected levels of future sales.

Seasonality
Generally, the Company is not significantly impacted by seasonality.  Excluding the effects of fiscal years with fifty three operating weeks, the most significant effects on the Company’s results of operations are due to the periods in which either the Company or its customers take planned manufacturing shutdowns during traditional holiday and plant shutdown periods.

Inflation
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

Intellectual Property
The Company licenses certain trademarks, including Dacron® and Softec™ from INVISTA.  The Company has thirty-four U.S. registered trademarks.  Due to its current brand recognition and potential growth opportunities, the Company believes that REPREVE® is its most significant trademark.  Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.  Renewables also has a global, exclusive license to the proprietary biomass variety, FREEDOM® Giant Miscanthus, developed by Mississippi State University.

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

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA.  The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards.  Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont.  This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site.  However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR.  This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation.  DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site.  At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Geographic Data
Geographic information for net sales is as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
U.S.	$515,522	$502,255	$463,222
Brazil	125,737	144,669	130,663
All Other Foreign	63,827	65,888	28,733
Total	$705,086	$712,812	$622,618

The geographic information for net sales is based on the operating locations from where the items were produced or distributed.  Export sales from the Company’s U.S. operations to external customers were $84,558, $82,944 and $94,255 for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010, respectively.

Geographic information for long-lived assets is as follows:
	June 24, 2012	June 26, 2011	June 27, 2010
U.S.	$215,910	$229,170	$223,297
Brazil	19,121	27,918	22,732
All Other Foreign	7,915	6,219	5,753
Total	$242,946	$263,307	$251,782

The geographic information for long-lived assets is comprised of property, plant and equipment, net, certain intangible and other non-current assets.

Joint Ventures
The Company participates in joint ventures in the U.S. and in Israel.  Two of the joint ventures are suppliers to the Company’s Nylon segment.  One is an on-going investment in a domestic cotton and synthetic spun yarn manufacturer.   As of June 24, 2012, the Company had $95,763 invested in these unconsolidated affiliates.  For fiscal year 2012, $19,740 of the Company’s $8,849 income before income taxes was generated from its investments in these unconsolidated affiliates.  Other information regarding the Company’s unconsolidated affiliates is provided within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 as well as in “Footnote 24. Investments in Unconsolidated Affiliates and Variable Interest Entities” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service.  The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors.  Because the Company, and the supply chains in which the Company operates, do not typically operate on the basis of long-term contracts with textile and apparel customers, these competitive factors could cause the Company’s customers to rapidly shift to other producers.  A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor costs, lower raw materials, government subsidies, and favorable currency exchange rates against the U.S. dollar.  If any of these advantages increase, the Company’s products could become less competitive, and its sales and profits may decrease as a result.  In addition, while traditionally these foreign competitors have focused on commodity production, they are now increasingly focused on value-added products, where the Company continues to generate higher margins.  The Company, and the supply chains in which the Company operates, may not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

In Brazil, Petrosuape-Companhia Petroquimica de Pernambuco (“Petrosuape”), a subsidiary of Petrobras Petroleo Brasileiro S.A., a public oil company controlled by the Brazilian government, is constructing a polyester manufacturing complex located in the northeast sector of the country.  Petrosuape will produce PTA, polyethylene terephthalate (“PET”) resin, POY and textured polyester.  Once fully operational, the textured polyester operations of Petrosuape will most likely be a significant competitor as the textured polyester operations of Petrosuape are expected to have approximately twice the capacity of the Company’s subsidiary Unifi do Brasil.  Petrosuape’s textured polyester operation started limited production in July 2010 and is expected to be in full commercial production by late 2014. Such significant capacity expansion may negatively affect the utilization rate of the synthetic textile filament market in Brazil, thereby negatively impacting the operating results of Unifi do Brasil.

An increase of illegal transshipments of textile and apparel goods into the U.S. could have a material adverse effect on the Company’s business.
According to industry experts and trade associations, there has been a significant amount of illegal transshipments of apparel products into the U.S. and such illegal transshipments continue to negatively impact the U.S. textile market.  Illegal transshipment involves circumventing duties by falsely claiming that textiles and apparel are a product of a particular country of origin or include yarn of a particular country of origin to avoid paying higher duties or to receive benefits from regional free trade agreements, such as NAFTA and CAFTA.  If illegal transshipments are not monitored and enforcement is not effective, these shipments could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

As product demand flow shifts from a region or within a region the Company could lose its cost competitiveness due to the location of its assets.
The Company’s Polyester segment primarily manufactures its products in the U.S. and El Salvador.  The Company’s Nylon segment primarily manufactures its products in the U.S. and Colombia.  The Company’s International segment primarily manufactures its products in Brazil and has a sales office in China.  As product demand flow shifts from specific regions or within the regions in which the Company does business, it could lose its cost competitiveness due to the location of its assets.  The Company’s operations may incur higher manufacturing, transportation and/or raw material costs in its present operating locations than it could achieve should its operations be located in these new product demand centers.  This could adversely affect the competitiveness of the Company’s operations and have a material adverse effect on its business, financial condition, results of operations or cash flows.

Changes in the trade regulatory environment could weaken the Company’s competitive position dramatically and have a material adverse effect on its business, financial condition, results of operations or cash flows.
A number of sectors of the textile industry in which the Company sells its products, particularly apparel, hosiery and home furnishings, are subject to intense foreign competition.  Other sectors of the textile industry in which the Company sells its products may in the future become subject to more intense foreign competition.  There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam.  Changes in such trade regulations and duties may make the Company’s products less attractive from a price standpoint than the goods of its competitors or the finished apparel products of a competitor in the supply chain, which could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.  In addition, increased foreign capacity and imports that compete directly with the Company’s products could have a similar effect.  Furthermore, one of the Company’s key business strategies is to expand the Company’s business within countries that are parties to free trade agreements with the U.S.  Any relaxation of duties or other trade protections with respect to countries that are not parties to those free trade agreements could therefore decrease the importance of the trade agreements and have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

During 2012, the U.S. government has engaged in numerous rounds of negotiations to forge a new TransPacific Partnership Agreement (“TPP”).  Countries currently participating in the TPP negotiations include Australia, Brunei, Chile, Malaysia, New Zealand, Peru, Singapore, and Vietnam, with Mexico and Canada recently announcing their intention to join TPP. Immediate duty-free treatment or the lack of a yarn forward rule of origin in the final TPP could adversely affect the U.S. textile and apparel industries and Western Hemisphere supply chains.  In addition, increased transshipments and the lack of strong customs enforcement could further reduce the cost of foreign made products in the U.S. and result in a TPP that could adversely affect the competitiveness of the Company’s products.

The Company will require a significant amount of cash to service its indebtedness, fund capital expenditures and strategic initiatives, and continue to execute its deleveraging strategy, and its ability to generate cash depends on many factors beyond its control.
The Company’s principal sources of liquidity are cash flows generated from operations and borrowings under its $150,000 senior secured credit facility (the “ABL Facility”) and a secured term loan in the initial aggregate principal amount of $30,000 (“Term B Loan”).  The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”).  The Company’s ability to make payments on its indebtedness, to fund planned capital expenditures and its strategic initiatives, as well as to execute its strategy to further reduce its outstanding indebtedness, will depend on its ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The business may not generate cash flows from operations, and future borrowings may not be available to the Company in an amount sufficient to enable the Company to pay its indebtedness and to fund its other liquidity needs.  If the Company is not able to generate sufficient cash flow or borrowings, the Company may need to refinance or restructure all or a portion of its indebtedness on or before maturity, reduce or delay strategic initiatives or the planned reduction of its outstanding indebtedness, or seek to raise additional capital.  The Company may not be able to implement one or more of these alternatives on terms that are acceptable or at all.  The terms of its existing or future debt agreements may restrict the Company from adopting any of these alternatives.  The failure to generate sufficient cash flows or to achieve any of these alternatives could adversely affect the Company’s financial condition.  For additional information regarding the ABL Facility and Term B Loan, see “Footnote 12. Long-Term Debt” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company’s substantial level of indebtedness could adversely affect its financial condition or restrict its ability to pursue certain business opportunities and take certain action.
The Company currently maintains, and plans to maintain, outstanding balances under its ABL Facility and Term B Loan.  The terms of the Company’s outstanding indebtedness impose significant operating and financial restrictions on the Company.  These restrictions could limit or prohibit, among other things, its ability to:
•	incur and guarantee indebtedness or issue preferred stock;
•	repay subordinated indebtedness prior to its stated maturity;
•	pay dividends or make other distributions on or redeem or repurchase the Company’s stock;
•	issue certain capital stock;
•	make certain investments or acquisitions;
•	create liens;
•	sell certain assets or merge with or into other companies;
•	enter into certain transactions with stockholders and affiliates; and
•	restrict dividends, distributions, loans or other payments from its subsidiaries.

These restrictions, in turn, could have important consequences to the Company’s operations, including:
•	the restrictions imposed on the operation of its business may hinder its ability to take advantage of strategic opportunities to grow its business;
•	the Company’s ability to obtain additional debt or equity financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•	the Company must use a substantial portion of its cash flow from operations to pay interest on its indebtedness, which will reduce the funds available to the Company for operations and other purposes;
•	the Company’s high level of indebtedness could place the Company at a competitive disadvantage compared to its competitors that may have proportionately less debt;
•	it may be exposed to the risk of increased interest rates as certain of its borrowings, including borrowings under its ABL Facility and Term B Loan, are at variable rates of interest;
•	its cost of borrowing may increase;
•	its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates may be limited; and
•	its high level of indebtedness makes the Company more vulnerable to economic downturns and adverse developments in its business.

Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to satisfy its obligations under its indebtedness.

The Company’s deleveraging strategy could result in the Company maintaining balances outstanding under its ABL Facility and decrease the Company’s excess borrowing availability, which could adversely affect the Company’s financial condition and prevent it from fulfilling its obligations under its debt agreements.
On an ongoing basis, the Company anticipates utilizing its liquidity to continue to reduce borrowings under its ABL Facility and Term B Loan.  The Company expects to maintain a continuous balance outstanding under the ABL Facility and to hedge a substantial amount of the interest rate risk in order to ensure its interest savings as it executes its deleveraging strategy.

The Company’s ABL Facility and Term B Loan require the Company to meet a minimum fixed charge coverage ratio test if excess availability under the ABL Revolver falls below the greater of $10,000 or 15% of maximum availability.  The execution of the Company’s May 2012 debt refinancing and the continuation of its deleveraging strategy may result in the Company maintaining reduced levels of excess availability under the ABL Facility, but the Company does not expect that the amount of borrowing will be to an extent that the fixed charge coverage ratio test applies.  If the Company’s availability under the ABL Revolver falls below the greater of $10,000 or 15% of maximum availability, it may not be able to maintain the required fixed charge coverage ratio.  Additionally, the ABL Facility restricts the Company’s ability to make certain distributions and investments should its borrowing capacity fall below certain thresholds.  These restrictions could limit the Company’s ability to plan for or react to market conditions or meet its capital needs.  The Company may not be granted waivers or amendments to its ABL Facility (or Term B Loan) if for any reason the Company is unable to meet its requirements.

The breach of any of these covenants or restrictions could result in a default under the ABL Facility and Term B Loan.  An event of default under its debt agreements would permit some of its lenders to declare all amounts borrowed from them to be due and payable.  Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under its ABL Facility or Term B Loan would permit the Company’s lenders to terminate all commitments to extend further credit under the ABL Facility.  Furthermore, if the Company was unable to repay the amounts due and payable under its ABL Facility or Term B Loan, those lenders could proceed against the collateral granted to them to secure that indebtedness and force the Company into bankruptcy or liquidation.  In the event its lenders accelerate the repayment of its borrowings, the Company and its guarantor subsidiaries may not have sufficient assets to repay that indebtedness.  As a result of these restrictions, the Company may be:
•	limited in how it conducts its business;
•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	unable to compete effectively or to take advantage of new business opportunities.

The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.
A significant portion of the Company’s raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks.  Additionally, inflation can have a long-term impact as increasing costs of materials, labor and other costs such as utilities and fuel may impact the Company’s ability to maintain satisfactory margins.  While the Company enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted feedstock market prices.  Therefore, supply agreements provide only limited protection against price volatility.  While the Company has at times in the past matched cost increases with corresponding product price increases, the Company has not always been able to immediately raise product prices, and, ultimately, pass on underlying cost increases to its customers.  The Company has in the past lost and expects that it may continue to lose, customers to its competitors as a result of price increases.  In addition, its competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers, and certain other market regulations that favor the Company over other producers may be amended or repealed.  Additional raw material and energy cost increases as well as increases due to inflation that the Company is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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
The Company is currently developing and implementing various strategic business initiatives to improve the Company’s competitive advantage and profitability and enhance shareholder value.  These initiatives include the Company’s deleveraging strategy, expanding branded PVA yarns and increasing the market penetration of REPREVE® product offerings.  The development and implementation of these initiatives requires financial and management commitments outside of day-to-day operations.  These commitments could have a significant impact on the Company’s operations and profitability, particularly if the initiatives prove to be unsuccessful.  Moreover, if the Company is unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, the Company’s business, financial condition, results of operations or cash flows could be adversely affected.

Failure to modernize the Company’s facilities and fund capital expenditure requirements could have a material adverse effect on the Company’s competitive position and net sales.
The Company’s operating results depend to a significant extent on its ability to continue to introduce innovative products and applications and to continue to develop its production processes to be a competitive producer.  Accordingly, to maintain its competitive position and its revenue base, the Company must continually modernize its manufacturing processes, plants and equipment.  To the extent sources of funds are insufficient to meet its ongoing capital improvement requirements, the Company would need to seek alternative sources of financing or curtail or delay capital spending plans.  The Company may not be able to obtain the necessary financing when needed or on terms acceptable to the Company.  If the Company fails to make future capital improvements necessary to continue the modernization of its manufacturing operations and the reduction of its costs, its competitive position may suffer, and its net sales may decline.

A decline in general economic or political conditions and changes in consumer spending could cause the Company’s sales and profits to decline.
The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishing, automotive, industrial and other similar end-use markets.  Demand for furniture and durable goods, such as automobiles, is often affected significantly by economic conditions.  Demand for a number of categories of apparel also tends to be tied to economic cycles and customer preference.  Domestic demand for textile products therefore tends to vary with the business cycles of the U.S. economy, as well as changes in global trade flows, and economic and political conditions.

The Company has significant foreign operations and its results of operations may be adversely affected by the risks associated with doing business in foreign locations.
The Company has operations in Brazil, China, Colombia and El Salvador and participates in a joint venture in Israel.  The Company serves customers in Canada, Mexico, Israel and various countries in Europe, Central America, South America, Africa, and Asia.  The Company’s foreign operations are subject to certain political, tax, economic and other uncertainties not encountered by its domestic operations that can materially impact the Company’s supply chains, or other aspects of its foreign operations.  The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, required compliance with a variety of foreign laws, including tax laws, the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to the Company or any of its U.S. subsidiaries, maintenance of minimum capital requirements and import and export controls.  If the Company is unable to react favorably to any of these changing conditions, the Company’s results of operations and business could be adversely affected.

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

As a result of recent legislation in Brazil, Unifi do Brasil is expected to lose some or all economic incentives related to the purchase of imported yarn.  If Unifi do Brasil is unable to make up for the loss of these incentives through increases in its local manufacturing business, price increases and/or efficiency gains, this could have a material adverse effect on Unifi do Brasil’s and/or the Company’s business, financial condition, results of operations or cash flows.

The success of the Company depends on the ability of its senior management team, as well as the Company’s ability to attract and retain key personnel.
The Company’s success is highly dependent on the abilities of its management team.  The management team must be able to effectively work together to successfully conduct the Company’s current operations, as well as implement the Company’s strategies.  The Company currently does not have any employment agreements with its corporate officers and cannot assure investors that any of these individuals will remain with the Company.  The Company currently does not have life insurance policies on any of the members of the senior management team.  The failure to retain current key managers or key members of the design, product development, manufacturing, merchandising or marketing staff, or to hire additional qualified personnel for its operations could be detrimental to the Company’s operations and ability to execute its strategic business initiatives.

Unforeseen or recurring operational problems at any of the Company’s facilities may cause significant lost production, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.
The Company’s manufacturing processes could be affected by operational problems that could impair its production capability. Disruptions at any of its facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any of its equipment; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties; or other operational problems.  Any prolonged disruption in operations at any of its facilities could cause significant lost production, which would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Economic Adjustment Assistance to Users of Upland Cotton may be discontinued, which could adversely affect the Parkdale America LLC joint venture and thereby the Company’s investment income and cash flows.
One of the Company’s joint ventures, Parkdale America, LLC (“PAL”), receives economic adjustment payments (“EAP”) from the Commodity Credit Corporation under the Economic Assistance program to Users of Upland Cotton, Subpart C of the 2008 Farm Bill.  The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S.  Should PAL no longer meet the criteria to receive economic assistance under the program or should the program be discontinued, PAL’s business could be significantly impacted.

The Company relies on accurate financial reporting information from PAL, an entity that it does not control.  Errors in PAL’s financial reporting could be material to the Company and cause it to have to restate past financial statements.
The Company has ownership interests in PAL, which is an equity method investee that it does not control.  The Company relies on accurate financial reporting information from PAL for preparation of its quarterly and annual financial statements.  Errors in the financial reporting information received by the Company from PAL could be material to the Company and require it to have to restate past financial statements filed with the Securities and Exchange Commission (the “SEC”).  Such restatements, if they occur could have a material adverse effect on the Company or the market price of its securities.

The Company’s future success will depend in part on its ability to protect its intellectual property rights, and the Company’s inability to enforce these rights could cause it to lose sales and any competitive advantage it has.
The Company’s success depends in part upon its ability to protect and preserve its rights in the trademarks and other intellectual property it owns or licenses, including its proprietary know-how, methods and processes and intellectual property related to its REPREVE® brand.  The Company relies on the trademark, copyright and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect its intellectual property rights.

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
The Company has established joint ventures and made minority interest investments designed, among other things, to increase its vertical integration, increase efficiencies in its raw material procurement, manufacturing processes, marketing and distribution in the U.S. and other markets.  The Company’s inability to control entities in which it invests may affect its ability to receive distributions from those entities or to fully implement its business plan.  The incurrence of debt or entry into other agreements by an entity not under its control may result in restrictions or prohibitions on that entity’s ability to pay dividends or make other distributions.  Even where these entities are not restricted by contract or by law from making distributions, the Company may not be able to influence the occurrence or timing of such distributions.  In addition, if any of the other investors in these entities fails to observe its commitments, that entity may not be able to operate according to its business plan or the Company may be required to increase its level of commitment.  If any of these events were to occur, its business, results of operations, financial condition or cash flows could be adversely affected.  Because the Company does not own a majority or maintain voting control of these entities, the Company does not have the ability to control their policies, management or affairs.  The interests of persons who control these entities or partners may differ from the Company’s, and they may cause such entities to take actions which are not in the Company’s best interest.  If the Company is unable to maintain its relationships with its partners in these entities, the Company could lose its ability to operate in these areas which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 1B.  Unresolved Staff Comments
None.

Item 1C.  Executive Officers of the Registrant
The following is a description of the name, age, position and offices held, and the period served in such position or offices for each of the executive officers of the Company.

Chairman of the Board and Chief Executive Officer
WILLIAM L. JASPER — Age: 59 – Mr. Jasper was appointed Chairman of the Board in February 2011 and has served as the Company’s Chief Executive Officer since September 2007.  Mr. Jasper joined the Company in September 2004, was later appointed as the General Manager of the Polyester Division, and in April 2006 was promoted to Vice President of Sales.  From September 2007 to February 2011, he was also President of the Company.  Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business.  Before working at INVISTA, Mr. Jasper held various management positions in operations, technology, sales and business for DuPont since 1980.  He has been a member of the Company’s Board of Directors (the “Board”) since September 2007 and is Chairman of the Board’s Executive Committee.

President and Chief Operating Officer
R. ROGER BERRIER — Age: 43 – Mr. Berrier was appointed President and Chief Operating Officer in February 2011.  Mr. Berrier had been the Executive Vice President of Sales, Marketing and Asian Operations of the Company since September 2007.  Mr. Berrier had been the Vice President of Commercial Operations since April 2006 and the Commercial Operations Manager responsible for corporate product development, marketing and brand sales management from April 2004 to April 2006.  Mr. Berrier joined the Company in 1991 and has held various management positions within operations, including international operations, machinery technology, research and development and quality control.  He has been a member of the Board since September 2007 and is a member of the Board’s Executive Committee.

Vice Presidents
RONALD L. SMITH — Age: 44 – Mr. Smith has been Vice President and Chief Financial Officer of the Company since October 2007.  He was appointed Vice President of Finance and Treasurer in September 2007.  Mr. Smith held the position of Treasurer and had additional responsibility for Investor Relations from May 2005 to October 2007 and was the Vice President of Finance, Unifi Kinston, LLC from September 2004 to April 2005.  Mr. Smith joined the Company in 1994 and has held positions as Controller, Chief Accounting Officer and Director of Business Development and Corporate Strategy.

THOMAS H. CAUDLE, JR. — Age: 60 – Mr. Caudle has been the Vice President of Manufacturing since October 2006.  He was the Vice President of Global Operations of the Company from April 2003 until October 2006.  Mr. Caudle had been Senior Vice President in charge of manufacturing for the Company since July 2000 and Vice President of Manufacturing Services of the Company since January 1999.  Mr. Caudle has been an employee of the Company since 1982.

CHARLES F. MCCOY— Age: 48 – Mr. McCoy has been the Vice President, Secretary and General Counsel of the Company since October 2000, the Corporate Compliance Officer since 2002, the Corporate Governance Officer of the Company since 2004, and Chief Risk Officer since July 2009.  Mr. McCoy has been an employee of the Company since January 2000, when he joined the Company as Corporate Secretary and General Counsel.

Each of the executive officers was elected by the Company’s Board at the Annual Meeting of the Board held on October 26, 2011.  Each executive officer was elected to serve until the next Annual Meeting of the Board or until his successor was elected and qualified.  No executive officer has a family relationship as close as first cousin with any other executive officer or director.

Item 2.  Properties
The following table consists of a summary of principal properties owned or leased by the Company as of June 24, 2012:
Location	Description
Polyester Segment Properties
Domestic
Yadkinville, NC	Five plants and three warehouses (1)
Reidsville, NC	One plant (1)
Mayodan, NC	One warehouse (2)
Cooleemee, NC	One warehouse (2)

Foreign
Ciudad Arce, El Salvador	One plant and two warehouses (2)

Location	Description
Nylon Segment Properties
Domestic
Madison, NC	One plant and one warehouse (1)
Fort Payne, AL	One central distribution center (3)

Foreign
Bogota, Colombia	One plant (1)

International Segment Properties
Foreign
Alfenas, Brazil	One plant and one warehouse (1)
Sao Paulo, Brazil	One corporate office (2) and two sales offices (2)
Suzhou, China	One sales office (2)
(1) Owned in simple fee
(2) Leased facilities
(3) Owned in simple a fee and held for sale as of June 24, 2012

In addition to the above properties, the Company owns a property located at 7201 West Friendly Avenue in Greensboro, North Carolina, which serves as the Company’s corporate administrative office for all its segments.  Such property consists of a building containing approximately 100 square feet located on a tract of land containing approximately nine acres.

As of June 24, 2012, the Company owned approximately 4,400 square feet of manufacturing, warehouse and office space.

Management believes all of its operating properties are well maintained and in good condition.  In fiscal year 2012, the Company’s manufacturing plants in the Polyester, Nylon and International segments operated below capacity.  Management does not perceive any capacity constraints in the foreseeable future.

Item 3.  Legal Proceedings
There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.

Item 4.   Mine Safety Disclosures
Not applicable.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “UFI.”  The following table consists of the high and low sales prices of the Company’s common stock for the Company’s two most recent fiscal years.

On October 27, 2010, the shareholders of the Company approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a ratio of 1-for-3.  The reverse stock split became effective November 3, 2010.  All per share prices, share amounts and computations using such amounts have been retroactively adjusted to reflect the reverse stock split.

	High	Low
Fiscal year 2012:
First quarter ended September 25, 2011	$14.74	$8.32
Second quarter ended December 25, 2011	9.41	7.01
Third quarter ended March 25, 2012	10.00	7.14
Fourth quarter ended June 24, 2012	12.27	8.95

Fiscal year 2011:
First quarter ended September 26, 2010	$13.95	$10.92
Second quarter ended December 26, 2010	17.21	12.69
Third quarter ended March 27, 2011	19.87	14.85
Fourth quarter ended June 26, 2011	17.93	11.60

As of August 20, 2012 there were 322 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of the Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are approximately 3,800 beneficial owners of its common stock.

No dividends were paid in the past two fiscal years and the Company does not intend to pay cash dividends in the foreseeable future.  The Company’s current debt obligations contain certain restricted payment and restricted investment provisions, including a restriction on the payment of dividends and share repurchases should its borrowing capacity fall below certain thresholds.  Information regarding the Company’s debt obligations is provided in “Footnote 12. Long-Term Debt” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Purchases of Equity Securities
Effective July 26, 2000, the Board authorized the repurchase of up to 3,333 shares of its common stock of which approximately 1,064 shares were subsequently repurchased.  The repurchase program was suspended in November 2003. There is remaining authority for the Company to repurchase approximately 2,269 shares of its common stock under the repurchase plan.  The repurchase plan has no stated expiration or termination date.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK
Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s common stock with (i) the New York Stock Exchange Composite Index, a broad equity market index, and (ii) a peer group selected by the Company in good faith (the “Peer Group”), assuming in each case, the investment of $100 on June 24, 2007 and reinvestment of dividends.  Including the Company, the Peer Group consists of twelve publicly traded textile companies, including Albany International Corp., Culp, Inc., Decorator Industries, Inc., Dixie Group, Inc., The Hallwood Group, Inc., Hampshire Group, Limited, Interface, Inc., Joe’s Jeans Inc., JPS Industries, Inc., Lydall, Inc., and Mohawk Industries, Inc.

	June 24, 2007	June 29, 2008	June 28, 2009	June 27, 2010	June 26, 2011	June 24, 2012
Unifi, Inc.	100.00	90.68	50.54	144.09	144.92	143.25
NYSE Composite	100.00	100.00	70.60	82.72	99.73	97.78
Peer Group	100.00	67.50	34.43	53.81	65.90	63.28

Item 6.  Selected Financial Data
The following table presents selected historical consolidated financial data.  The data should be read in conjunction with the Company’s historical consolidated financial statements for each of the periods presented as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010	June 28, 2009	June 29, 2008
Summary of Operations:
Net sales	$705,086	$712,812	$622,618	$558,415	$719,545
Gross profit	$54,396	$74,652	$73,251	$29,693	$51,739
Selling, general and administrative expenses	$43,482	$44,659	$47,934	$40,309	$48,729
Operating income (loss) (3)	$8,632	$28,692	$25,388	$(26,560)	$2,416
Interest expense	$16,073	$19,190	$21,889	$23,152	$26,056

Equity in earnings of unconsolidated affiliates	$(19,740)	$(24,352)	$(11,693)	$(3,251)	$(1,402)
Income (loss) from continuing operations before income taxes	$8,849	$32,422	$18,371	$(44,760)	$(30,326)
(Benefit) provision for income taxes	$(1,979)	$7,333	$7,686	$4,301	$(10,949)
Income (loss) from continuing operations, net of tax	$10,828	$25,089	$10,685	$(49,061)	$(19,377)
Net income (loss) attributable to Unifi, Inc. (1)	$11,491	$25,089	$10,685	$(48,996)	$(16,151)

Per common share:
Net income (loss) from continuing operations attributable to Unifi, Inc.
Basic (2)	$0.57	$1.25	$0.53	$(2.38)	$(0.96)
Diluted (2)	$0.56	$1.22	$0.52	$(2.38)	$(0.96)

Cash Flow Data:
Net cash provided by continuing operations	$43,309	$11,880	$20,581	$16,960	$13,673
Depreciation and amortization expenses	$27,135	$25,977	$27,416	$32,473	$41,574
Capital expenditures	$6,354	$20,539	$13,112	$15,259	$12,809
Dividends received from unconsolidated affiliates	$10,616	$5,900	$3,265	$3,688	$4,462
Cash dividends declared per common share	$—	$—	$—	$—	$—

	June 24, 2012	June 26, 2011	June 27, 2010	June 28, 2009	June 29, 2008
Balance Sheet Data:
Cash and cash equivalents	$10,886	$27,490	$42,691	$42,659	$20,248
Property, plant and equipment, net	127,090	151,027	151,499	160,643	177,299
Total assets	482,233	537,376	504,512	476,932	591,531
Total debt	121,552	168,664	179,390	180,259	194,341
Shareholders’ equity	290,780	299,655	259,896	244,969	305,669
Working capital	166,485	212,969	174,464	175,808	186,817

(1)	Amounts are net of discontinued operations and non-controlling interest for the years presented.
(2)	All amounts per share have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.
(3)	Operating income (loss) for FY 2009 is inclusive of impairment charges of $18,930 primarily related to goodwill impairment charges caused by difficult market conditions and a decline in the Company’s market capitalization.

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

•	changes in consumer spending, customer preferences, fashion trends and end-uses;
•	the ability to reduce production costs;
•	changes in currency exchange rates, interest and inflation rates;
•	the financial condition of the Company’s customers;
•	the ability to sell excess assets;
•	technological advancements and the continued availability of financial resources to fund capital expenditures;
•	the operating performance of joint ventures and other equity investments;
•	the accurate financial reporting of information from equity method investees;
•	the impact of environmental, health and safety regulations;
•	the loss of a material customer(s);
•	the ability to protect intellectual property;
•	employee relations;
•	volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic initiatives;
•	the continuity of the Company’s leadership;
•	availability of and access to credit on reasonable terms; and
•	the success of the Company’s strategic business initiatives.

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

Business Overview
The Company sells its polyester and nylon products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishing, automotive upholstery, industrial and other end-use markets.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  The Company’s principal markets are located in the U.S., Canada, Mexico, Central America, and South America.  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China as well as into Europe.  The Company has three operating segments which are also its reportable segments: the Polyester segment, the Nylon segment and the International segment.  For further information regarding our business, see “Item 1.  Business” included in this Annual Report on 10-K and for further information regarding segments, see “Footnote 28. Business Segment Information” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deleveraging Strategy: During the June 2012 quarter, the Company successfully completed its comprehensive debt refinancing.  The refinancing allowed the Company to extend the maturity profile of its indebtedness to May 2017 and will generate approximately $9,000 of annual interest expense savings.  In addition, the Company believes that this new financing will provide the availability and flexibility needed to execute its strategic objectives.

Raw Materials: Polyester raw material costs for fiscal year 2012 averaged 8 to 9 cents per pound higher than fiscal year 2011.  Throughout most of fiscal year 2012, and for the latter half of fiscal year 2011, polyester raw material costs remained at their highest levels in over thirty years.  In addition, Asian imported yarns have become more competitive and continued to place pressure on the Company’s commodity business as the U.S.-Asia gap in polymer pricing averaged 11 to 12 cents per pound in fiscal year 2012 versus the 4 to 5 cents average per pound for the prior fiscal year period.

Inventory Destocking: The Company believes inventory in the U.S. apparel supply chain reached elevated levels during the first quarter of the Company’s recently completed fiscal year, and producers and wholesalers reacted to the elevated inventory levels by curtailing purchases from August to December 2011. The Company reacted by adjusting its production below its sales levels in order to reduce its on-hand inventory units. As a result of the Company’s actions, the production volume and per unit manufacturing costs in the Company’s Polyester and Nylon segments were negatively impacted during the first half of fiscal 2012.

Brazil: The strengthening of the Brazilian Real during the first half of fiscal year 2012 began to negatively impact the competitiveness of the local apparel supply chain by making imports of competing fibers, garments and apparel more competitively priced. The return of the Real to more normalized levels during the second half of the fiscal year and the initiatives taken by the Brazilian government to help support the domestic manufacturers have helped shift demand back to the domestic Brazilian textile producers.  Due to the long supply chain for the procurement of its raw materials, the Company’s Brazilian business was negatively impacted by the cost of higher priced inventory flowing through the operation in the current fiscal year.  Lower sales and production volume also caused unfavorable increases in production costs due to lower utilization rates as well as higher spending due to inflationary increases for employee costs and power.

Strategy:While the Company continues to face a challenging operating environment caused by global competition across the supply chain, inflation in input costs and raw materials, and potential decreased demand caused by continuing weakness of the U.S. and global economies, the Company believes it has the appropriate strategies to succeed in such an environment.  The Company continues to focus on its key strategies: striving for continuous improvement across all operational and business processes; enriching its product mix by growing its higher margin PVA product portfolio; increasing sales of yarns with regional rules of origin requirements; and continuing its strategic penetration in global growth markets, such as China, Central America and Brazil.  Going forward, the Company expects to continue its support of these strategies through investments in product and geographic growth opportunities and utilizing excess liquidity to continue its deleveraging strategy, with the goal of reducing leverage, prepaying its Term B Loan, and developing other strategies to enhance shareholder value.

Company Outlook: The Company expects operating profit improvements for fiscal year 2013 when compared to fiscal year 2012 due to anticipated higher sales volume (from the lessening effect of the inventory destocking and signs of improvement in the Company’s key markets) and gross margin improvement.

Key Performance Indicators and Non-GAAP Financial Measures
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

•
Adjusted EBITDA Including Equity Affiliates represents EBITDA adjusted to exclude gains or losses on extinguishment of debt, loss on previously held equity interest, non-cash compensation expense net of distributions, and certain other adjustments.  Other adjustments include items such as gains or losses on sales or disposals of property, plant, or equipment, currency and derivative gains or losses, employee severance, restructuring charges, startup costs, and certain other non-operating income or expense items;

•
Adjusted EBITDA represents Adjusted EBITDA Including Equity Affiliates excluding the earnings of unconsolidated affiliates. The Company may, from time to time, change the items included within Adjusted EBITDA;

•	Segment Adjusted Profit equals segment gross profit plus segment depreciation and amortization less segment selling, general, and administrative expenses (“SG&A”), net of segment other adjustments;
•
Adjusted Working Capital (receivables plus inventory less accounts payable and certain accrued expenses) is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables; and

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

Results of Operations
The following table presents a summary of Net income attributable to Unifi, Inc.:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Net sales	$705,086	$712,812	$622,618
Cost of sales	650,690	638,160	549,367
Gross profit	54,396	74,652	73,251
Selling, general and administrative expenses	43,482	44,659	47,934
Provision (benefit) for bad debts	211	(304)	123
Other operating expense (income), net	2,071	1,605	(194)
Operating income	8,632	28,692	25,388
Interest expense, net	14,152	16,679	18,764
Equity in earnings of unconsolidated affiliates	(19,740)	(24,352)	(11,693)
Other non-operating expense (income), net	5,371	3,943	(54)
Income before income taxes	8,849	32,422	18,371
(Benefit) provision for income taxes	(1,979)	7,333	7,686
Net income including non-controlling interest	10,828	25,089	10,685
Less: net (loss) attributable to non-controlling interest	(663)	—	—
Net income attributable to Unifi, Inc.	$11,491	$25,089	$10,685

The reconciliations of Net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Net income attributable to Unifi, Inc.	$11,491	$25,089	$10,685
(Benefit) provision for income taxes	(1,979)	7,333	7,686
Interest expense, net	14,152	16,679	18,764
Depreciation and amortization expense	26,225	25,562	26,312
EBITDA	$49,889	$74,663	$63,447

Loss (gain) on extinguishment of debt	3,203	3,337	(54)
Loss of previously held equity affiliate	3,656	—	—
Non-cash compensation expense, net of distributions	2,382	1,361	2,555
Other	410	5,451	1,001
Adjusted EBITDA Including Equity Affiliates	$59,540	$84,812	$66,949

Equity in earnings of unconsolidated affiliates	(19,740)	(24,352)	(11,693)
Adjusted EBITDA	$39,800	$60,460	$55,256

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Adjusted EBITDA	$39,800	$60,460	$55,256
Depreciation included in other operating expense (income), net	(21)	(20)	(111)
Non-cash compensation expense, net of distributions	(2,382)	(1,361)	(2,555)
Provision (benefit) for bad debts	211	(304)	123
Other, net	(271)	(228)	(168)
Segment Adjusted Profit	$37,337	$58,547	$52,545

Segment Adjusted Profit by reportable segment is as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$12,913	$20,660	$13,784
Nylon	11,227	14,055	14,302
International	13,197	23,832	24,459
Total Segment Adjusted Profit	$37,337	$58,547	$52,545

Segment Net Sales by reportable segment are as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$393,981	$375,605	$308,691
Nylon	163,103	163,354	165,098
International	148,002	173,853	148,829
Consolidated net sales	$705,086	$712,812	$622,618

Segment Gross Profit by reportable segment is as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$19,673	$24,746	$21,795
Nylon	16,956	19,763	20,779
International	17,767	30,143	30,677
Consolidated gross profit	$54,396	$74,652	$73,251

Segment SG&A Expenses by reportable segment are as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$25,668	$25,717	$28,717
Nylon	8,851	8,845	9,954
International	8,963	10,097	9,263
Consolidated SG&A expenses	$43,482	$44,659	$47,934

The reconciliations of Segment Depreciation and Amortization Expense to Consolidated Depreciation and Amortization Expense are as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$19,046	$18,470	$19,679
Nylon	3,089	3,287	3,477
International	4,011	3,786	3,045
Subtotal segment depreciation and amortization expense	$26,146	$25,543	$26,201
Depreciation and amortization included in other operating (income) expense, net	119	19	111
Amortization included in interest expense	870	415	1,104
Consolidated depreciation and amortization expense	$27,135	$25,977	$27,416

Segment Other Adjustments consists of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$(138)	$3,161	$1,027
Nylon	33	(150)	—
International	382	—	—
Segment other adjustments	$277	$3,011	$1,027

Review of Fiscal Year 2012 Results of Operations Compared to Fiscal Year 2011
Consolidated Overview
The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts are as follows:
	For the Fiscal Years Ended
	June 24, 2012		June 26, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$705,086	100.0	$712,812	100.0	(1.1)
Cost of sales	650,690	92.3	638,160	89.5	2.0
Gross profit	54,396	7.7	74,652	10.5	(27.1)
Selling, general and administrative expenses	43,482	6.2	44,659	6.3	(2.6)
Provision (benefit) for bad debts	211	―	(304)	―	(169.4)
Other operating expense, net	2,071	0.3	1,605	0.2	29.0
Operating income	8,632	1.2	28,692	4.0	(69.9)
Interest expense, net	14,152	2.0	16,679	2.3	(15.1)
Earnings from unconsolidated affiliates	(19,740)	(2.8)	(24,352)	(3.4)	(18.9)
Other non-operating expense, net	5,371	0.8	3,943	0.6	36.2
Income before income taxes	8,849	1.2	32,422	4.5	(72.7)
(Benefit) provision for income taxes	(1,979)	(0.3)	7,333	1.0	(127.0)
Net income including non-controlling interest	10,828	1.5	25,089	3.5	(56.8)
Less: net (loss) attributable to non-controlling interest	(663)	(0.1)	―	―	―
Net income attributable to Unifi, Inc.	$11,491	1.6	$25,089	3.5	(54.2)

Consolidated Net Sales
Net sales for the fiscal year ended June 24, 2012 decreased by $7,726, or 1.1%, as compared to the prior fiscal year.  Overall, sales volume decreased by 5.9%, with sales volume decreases in each of the Company’s reportable segments, primarily due to softness caused by inventory destocking across the U.S. apparel supply chain and reduced demand in Brazil as a result of increased imports of competing yarn, fabric and garments becoming more competitive alternatives.  The decrease in volume was partially offset by an increase in the weighted average selling price of 4.8% due to raw material inflation and mix enrichment.

Consolidated Gross Profit
Gross profit for the fiscal year ended June 24, 2012 decreased by $20,256, or 27.1%, as compared to the prior fiscal year.  Gross profit declines were experienced in each of the Company’s reportable segments due to record-high raw material prices and lower sales volumes as demand decreased for most of the Company’s products due to inventory destocking within the U.S. apparel supply chain.  In order to reduce inventory levels, the Company reduced production volumes below sales levels, which resulted in lower capacity utilization in its manufacturing facilities.  The lower production volumes resulted in higher per unit costs.  In addition, the Company’s operation in Brazil was negatively impacted by less expensive imports which created a challenging competitive environment for local production, higher average raw material costs and higher manufacturing costs due to lower utilization rates and inflationary spending increases.

Polyester Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Polyester segment are as follows:
	For the Fiscal Years Ended
	June 24, 2012		June 26, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$393,981	100.0	$375,605	100.0	4.9
Cost of sales	374,308	95.0	350,859	93.4	6.7
Gross profit	$19,673	5.0	$24,746	6.6	(20.5)

The decline in gross profit of $5,073 was primarily due to lower sales volume, higher manufacturing costs and lower conversion margins (net sales less raw material costs) for certain products. The sales volume declines from the prior year period of approximately 3% were driven by weak demand due to increased inventory in the U.S. apparel supply chain, a widened U.S.-Asia raw material price gap and the decision of the Company to exit certain commodity business. In an effort to reduce on-hand inventory levels, the segment adjusted down its production rate during the period to levels lower than the sales rate. The lower utilization and production levels for the current period created an unfavorable impact on the segment’s manufacturing costs per unit sold which negatively impacted gross profit. The rise in polyester raw material costs, (an increase in the average cost per pound of approximately 12% versus the prior year period), negatively impacted the segment’s conversion margins during the year as not all cost increases could be passed along to customers.

The Polyester segment net sales and gross profit as a percentage of total consolidated amounts were 55.9% and 36.2% for fiscal year 2012, compared to 52.7% and 33.1% for fiscal year 2011, respectively.

Outlook for 2013
The Company anticipates volume and profitability improvements in fiscal year 2013 for the Polyester segment versus fiscal year 2012 due to signs of recovery in key markets, the Company’s belief of an end to the inventory destocking in the U.S. apparel supply chain, the region’s ability to maintain its market share against imports and the expectation for a higher average conversion margin related to lower raw material costs and mix enrichment.

Nylon Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Nylon segment are as follows:
	For the Fiscal Years Ended
	June 24, 2012		June 26, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$163,103	100.0	$163,354	100.0	(0.2)
Cost of sales	146,147	89.6	143,591	87.9	1.8
Gross profit	$16,956	10.4	$19,763	12.1	(14.2)

The decline in gross profit of $2,807 was due to lower sales volume and higher unit manufacturing costs.  The sales volume decline from the prior year period of approximately 10% was a result of lower shipments into the sock, hosiery and knit apparel applications resulting from inventory destocking in the U.S. apparel supply chain.  The lower production and plant utilization for the period created an unfavorable change in the segment’s manufacturing costs of approximately 4% but allowed for a reduction of on-hand inventory units.

The Nylon segment net sales and gross profit, as a percentage of total consolidated amounts, were 23.1% and 31.2% for fiscal year 2012, compared to 22.9% and 26.5% for fiscal year 2011, respectively.

Outlook for 2013
Due to the belief that the inventory destocking within the U.S. apparel supply chain was completed in the first half of fiscal 2012, the Company anticipates volume and profitability improvements for the Nylon segment in fiscal year 2013.

International Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the International segment are as follows:
	For the Fiscal Years Ended
	June 24, 2012		June 26, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$148,002	100.0	$173,853	100.0	(14.9)
Cost of sales	130,235	88.0	143,710	82.7	(9.4)
Gross profit	$17,767	12.0	$30,143	17.3	(41.1)

For the International segment, gross profit decreased by $12,376.  This decline was primarily due to lower sales volume, lower conversion margins and higher unit manufacturing costs in Brazil as well as lower sales volume and margins in the Company’s Chinese operation.  Sales volume declines of approximately 9% and decreases in unit conversion margins in Brazil were due to increased imports of competing yarn, fabric and garments as imports became more competitive alternatives as a result of the appreciation of the local currency from January to August 2011 and a higher average cost of raw materials.  The approximately 10% higher unit manufacturing costs in Brazil were due to lower capacity utilization as a result of lower production volume along with higher manufacturing costs due to inflation, salary increases and higher power costs.  Gross profit declines for the Company’s Chinese subsidiary were due to the 17% decline in sales volume that was caused by a reduction in orders from the operation’s largest customer as well as lower average selling margins as sales volume was weighted more heavily toward commodity goods.

The international segment net sales and gross profit as a percentage of total consolidated amounts were 21.0% and 32.6% for fiscal year 2012, compared to 24.4% and 40.4% for fiscal year 2011, respectively.

Outlook for 2013
Based on the trend of improving sales volumes for the most recently completed fiscal quarter, the Company expects that the International segment will generate increased gross profits for fiscal year 2013 versus those generated in fiscal year 2012.

Consolidated Selling General & Administrative Expenses
SG&A expenses decreased in total and as a percentage of net sales for the current fiscal year when compared to the prior period.  The decrease of $1,177, or 2.6%, was primarily a result of decreases in fringe benefit and other employee related costs as well as administrative costs.  The reduction in fringe benefit costs was mainly related to reductions in expenses for certain variable compensation programs of approximately $1,600.  These declines were partially offset by higher non-cash deferred compensation costs as well as increased salary costs and branding initiatives.

Outlook for 2013
Excluding the potential effects of any currency fluctuations and the amounts to be expensed under any variable compensation programs, the Company expects the costs to be incurred for SG&A expenses for its fiscal year 2013 to approximate the levels for fiscal year 2012.

Consolidated Provision (Benefit) for Bad Debts
The provision for bad debt expense was $211 for the fiscal year ended June 24, 2012, as compared to a benefit of $304 recorded for the fiscal year ended June 26, 2011.  The change in the provision versus the prior year period is a result of unfavorable changes in the aging of customer receivables and a higher provision for certain risk accounts.

Consolidated Other Operating Expense (Income), Net
The components of other operating expense (income), net consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011
Operating expenses for Renewables	$1,633	$—
Net loss on sale or disposal of assets	369	368
Foreign currency transaction (gains) losses	270	(19)
Restructuring charges, net	71	1,484
Other, net	(272)	(228)
Total other operating expense (income), net	$2,071	$1,605

Consolidated Interest Expense, Net
Net interest expense decreased from $16,679 for the prior fiscal year to $14,152 for the current fiscal year ended June 24, 2012.  This favorable decline in interest expense was due to both a lower average outstanding debt balance and a lower weighted average interest rate.  The decreased debt balances were caused by the Company’s prepayments throughout the current year, the completion of the debt refinancing in May 2012 and the additional prepayments of its Term B Loan obligations subsequent to the fourth quarter refinancing.  The weighted average interest rate of the Company’s debt for the current year period was 9.8% versus 11.0% for the prior year period and was favorably impacted by lower average interest rates which resulted from the debt refinancing.

Outlook for 2013:
As a result of the Company’s recently completed debt refinancing and the continued repayments of existing debt obligations as operating cash flows allow, the Company’s expectation is for interest expense, net to be approximately $9,000 to $10,000 lower for its fiscal year 2013 than the amounts incurred during the current fiscal year.

Consolidated Other Non-Operating Expense, net
For the fiscal year ended June 24, 2012, Other non-operating expense consists of $3,203 in losses on extinguishment of debt due to the refinancing and the redemption of outstanding debt obligations, the $3,656 write-down of previously held equity interest partially offset by a gain of $1,488 from the Company’s Brazilian operation related to a refund of non-income related taxes plus interest.  For the fiscal year ended June 26, 2011, Other non-operating expense consists primarily of $3,337 in losses from extinguishment of debt and $528 for costs associated with an unsuccessful debt refinancing.

Consolidated Earnings from Unconsolidated Affiliates
For the fiscal year ended June 24, 2012, the Company generated $8,849 of income before income taxes of which $19,740 was generated from its investments in unconsolidated affiliates.  For the twelve months ended June 24, 2012, earnings from the Company’s unconsolidated equity affiliates were $19,740 compared to $24,352 for the twelve months ended June 26, 2011.  During these periods, the Company’s 34% share of PAL’s earnings decreased from $22,655 to $19,360 primarily due to lower sales volumes caused by the inventory destocking within the apparel supply chain.  The remaining decrease in the earnings of unconsolidated affiliates relates primarily to the lower operating results of UNF and UNF America which was primarily driven by decreased sales volume and lower capacity utilization.

Consolidated Income Taxes
The components of income before income taxes consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011
United States	$3,010	$14,737
Foreign	5,839	17,685
	$8,849	$32,422

The components of the (benefit) provision for income taxes consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011
Federal	$(2,276)	$3
State	(3,216)	—
Foreign	3,513	7,330
Income tax provision	$(1,979)	$7,333

The Company’s income tax provision for fiscal year 2012 resulted in an income tax benefit at an effective tax rate of (22.4%) compared to the 22.6% effective tax rate for fiscal year 2011.  The differences between the Company’s effective tax rate and the U.S. statutory rate for the current year period were primarily due to the benefits of the reversal of a portion of the Company’s previously recorded valuation allowance against certain of its domestic deferred tax assets and the utilization of federal and state net operating loss carryforwards during the year, which were partially offset by the current year repatriation of foreign earnings and the tax effect of changes in future repatriation plans.

Outlook for 2013:
Based on current forecasts and assumptions, the Company expects to fully utilize its federal net operating loss carryforwards by the end of fiscal year 2013.  Once utilized, the Company expects that its provision for income taxes will more closely approximate the federal statutory rate and its cash payments for taxes will increase versus the amounts paid during the current fiscal year.

Consolidated Net Income
Net income attributable to Unifi, Inc. for fiscal year 2012 was $11,491 or $0.57 per basic share compared to net income attributable to Unifi, Inc. of $25,089, or $1.25 per basic share, for the prior fiscal year.  The Company’s decreased profitability was primarily due to lower gross profits, lower earnings from unconsolidated affiliates and the loss on the previously held equity interest in Renewables which were partially offset by lower SG&A expenses, lower interest costs and income tax benefits related to the release of valuation allowance against certain domestic deferred tax assets.

Consolidated Adjusted EBITDA
Adjusted EBITDA for the fiscal year ended June 24, 2012 decreased $20,660 versus the prior fiscal year.  As discussed above, the $20,256 reduction in gross profit is the primary reason for the year over year decline in Adjusted EBITDA.

Review of Fiscal Year 2011 Results of Operations Compared to Fiscal Year 2010
Consolidated Overview
The components of net income, each component as a percentage of total net sales and the percentage increase or decrease over the prior year amounts are as follows:
	For the Fiscal Years Ended
	June 26, 2011		June 27, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$712,812	100.0	$622,618	100.0	14.5
Cost of sales	638,160	89.5	549,367	88.2	16.2
Gross profit	74,652	10.5	73,251	11.8	1.9

Selling, general and administrative expenses	44,659	6.3	47,934	7.7	(6.8)
(Benefit) provision for bad debts	(304)	―	123	―	(347.2)
Other operating expense (income), net	1,605	0.2	(194)	―	―
Operating income	28,692	4.0	25,388	4.1	13.0
Interest expense, net	16,679	2.3	18,764	3.0	(11.1)
Earnings from unconsolidated affiliates	(24,352)	(3.4)	(11,693)	(1.9)	108.3
Other non-operating expense (income), net	3,943	0.6	(54)	―	―
Income before income taxes	32,422	4.5	18,371	3.0	76.5
Provision for income taxes	7,333	1.0	7,686	1.3	(4.6)
Net income	$25,089	3.5	$10,685	1.7	134.8

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

Consolidated Gross Profit
Consolidated gross profit increased by $1,401 to $74,652 for fiscal year 2011 as compared to fiscal year 2010.  This increase in gross profit was primarily attributable to higher sales volumes and improved conversion margins, partially offset by increased manufacturing costs.  Conversion margin on a per unit basis improved 0.4% as the Company improved its mix through increased PVA sales.  Total manufacturing costs increased $13,029 as a result of the higher volumes and, on a unit basis, increased 1.5% which primarily reflected lower capacity utilization rates within the Nylon segment and certain inflationary costs.

Polyester Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Polyester segment are as follows:
	For the Fiscal Years Ended
	June 26, 2011		June 27, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$375,605	100.0	$308,691	100.0	21.7
Cost of sales	350,859	93.4	286,896	93.0	22.3
Gross profit	$24,746	6.6	$21,795	7.0	13.5

In fiscal year 2011, net sales increased by 21.7% compared to fiscal year 2010. The Company’s Polyester segment sales volumes increased 11.8% and the weighted-average selling price increased 9.9%. Increased volumes were primarily a result of increased demand for the segment’s products due to improvements in retail sales of apparel and increased production levels from the CAFTA region at the expense of Asian supply chains. The Polyester segment’s new manufacturing facility in El Salvador allowed the Company to participate in additional volume opportunities as global sourcing continued to move to the CAFTA region from Asia. The increase in the weighted-average selling price primarily reflected increases to recover lost conversion margin as raw material prices increased throughout most of the fiscal year.

Gross profit for the Polyester segment increased 13.5% over fiscal year 2010.  On a unit basis, gross profit improved 1.8% as compared to the prior year.  The increase in gross profit was mainly attributable to increased volumes and mix enrichment from higher PVA sales.  Polyester conversion on a per unit basis remained flat against fiscal year 2010 despite higher levels of PVA sales as increases in sales prices lagged increases in raw material costs.

Total manufacturing costs increased 11.0% for fiscal year 2011 as compared to the prior year and decreased 0.7% on a per unit basis.  Manufacturing costs were primarily unfavorably impacted by higher wage and fringe benefit costs of $3,149, packaging supplies of $2,596, utilities of $1,859, depreciation expenses of $1,228 and other fixed costs of $1,854.  The increases for employee related costs were driven primarily by an increase in the total cost per employee (due to wage increases and rising medical costs) and an increase in the number of employees at the new locations in El Salvador and the Company’s recycling center.  The increases in packaging and utilities were due to increased consumption from higher capacity utilization, as well as inflation negatively impacting these input costs.  The other fixed costs primarily related to certain start-up costs and losses incurred during the period in which the assets at the Company’s new operating facility in El Salvador became available for use but prior to the achievement of a reasonable level of production.  The segment’s variable manufacturing costs decreased by approximately 2.7% on a per unit basis due to a higher capacity utilization offsetting the spending increases.  The segment’s fixed manufacturing costs per unit increased approximately 7.0% due to the negative effects of the start-up costs and higher depreciation expenses.

The Polyester segment net sales and gross profit, as a percentage of total consolidated amounts, were 52.7% and 33.1% for fiscal year 2011, compared to 49.6% and 29.8% for fiscal year 2010, respectively.

Nylon Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Nylon segment are as follows:
	For the Fiscal Years Ended
	June 26, 2011		June 27, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$163,354	100.0	$165,098	100.0	(1.1)
Cost of sales	143,591	87.9	144,319	87.4	(0.5)
Gross profit	$19,763	12.1	$20,779	12.6	(4.9)

Fiscal year 2011 Nylon segment net sales decreased 1.1% compared to fiscal year 2010. Nylon segment sales volumes decreased by 2.2% while the weighted average selling price increased by 1.1%. The decline in nylon sales volume was due to softening demand primarily in the hosiery and sock end-use markets during the second half of fiscal year 2011. The increase in the average selling price was primarily a result of increases in raw material pricing partially offset by a shift in the mix of products sold.

Gross profit for the Nylon segment decreased 4.9% in fiscal year 2011 as compared to fiscal year 2010.  Total conversion dollars decreased $562 or 0.8% primarily as a result of lower sales volumes and the shift in mix.  Manufacturing costs increased 3.7% on a per unit basis.  During fiscal year 2011, the segment experienced a slightly lower capacity utilization rate.  The lower utilization rate coupled with higher packaging, warehousing and certain allocated manufacturing costs caused the increase in per unit cost.  Efforts to decrease spending for utilities and wages were unable to offset these increases.

The Nylon segment net sales and gross profit, as a percentage of total consolidated amounts, were 22.9% and 26.5% for fiscal year 2011, compared to 26.5% and 28.3% for fiscal year 2010, respectively.

International Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the International segment are as follows:
	For the Fiscal Years Ended
	June 26, 2011		June 27, 2010
		% to Net Sales		% to Net Sales	% Change
Net sales	$173,853	100.0	$148,829	100.0	16.8
Cost of sales	143,710	82.7	118,152	79.4	21.6
Gross profit	$30,143	17.3	$30,677	20.6	(1.7)

International segment net sales for fiscal year 2011 increased 16.8% as compared to fiscal year 2010.  International segment sales volumes decreased 2.7% and the weighted-average selling price increased 19.5% as compared to the prior year.  Gross profit for the International segment decreased compared to the prior year and was comprised of a decline in gross profit in Brazil partially offset by an increase in gross profit for the Company’s Chinese subsidiary.

During fiscal year 2011, on a local currency basis, the Company’s Brazilian operation experienced a 7.8% decline in its gross profits on a per unit basis.  Sales volumes decreased 9.6% over the prior fiscal year due to increased competition from imported yarn, fabric and garments from Asia.  This increased market penetration was due to the strengthening of the Brazilian Real against the U.S. dollar and changes in Asian polyester prices over the last half of the fiscal year.  Variable manufacturing costs increased by 18.6% on a per unit basis, primarily as a result of increases in packing materials and utilities.  Fixed manufacturing costs increased 19.0% on a per unit basis, mainly due to higher depreciation expense and increased salaries and fringe benefit costs.  The increases in per unit manufacturing costs also reflect a lower capacity utilization rate resulting from lower volumes.  On a U.S. dollar basis, net sales increased 10.7% in fiscal year 2011 compared to the prior year which included a $9,863 positive currency exchange impact.  Gross profit on a U.S. dollar basis decreased 10.3%.

The Company’s Chinese subsidiary increased its polyester net sales by approximately 60% and its sales volumes by approximately 40% in fiscal year 2011 as compared to 2010, as the Company continued to improve its development, sourcing, resale and servicing of PVA products in the Asian region.

The international segment net sales and gross profit, as a percentage of total consolidated amounts, were 24.4% and 40.4% for fiscal year 2011, compared to 23.9% and 41.9% for fiscal year 2010, respectively.

Consolidated Selling General & Administrative Expenses
Consolidated SG&A expenses decreased in total and as a percentage of net sales for fiscal year 2011 as compared to the prior year.  The 6.8% decrease in SG&A costs of $3,275 for fiscal year 2011 was primarily a result of a decrease of $1,213 in fringe benefit costs, a decrease of $1,160 in non-cash deferred compensation costs, and a reduction in depreciation and amortization expenses of $1,264.  The reduction in fringe benefit costs is mainly related to reductions in certain variable compensation programs.

Consolidated (Benefit) Provision for Bad Debts
Due to improved economic conditions, the overall health of the Company’s accounts receivable and certain risk accounts continued to improve during fiscal year 2011.  As a result, the Company recorded a $304 benefit as compared to an expense of $123 recorded in the prior fiscal year.

Consolidated Other Operating Expense (Income), Net
The components of Other operating expense (income), net consist of the following:
	For the Fiscal Years Ended
	June 26, 2011	June 27, 2010
Net loss on sale or disposal of assets	$368	$680
Foreign currency transaction (gains)	(19)	(145)
Restructuring charges, net	1,484	739
Impairment of long-lived assets	―	100
Gain from sale of nitrogen credits	―	(1,400)
Other, net	(228)	(168)
Other operating expense (income), net	$1,605	$(194)

Consolidated Interest Expense, Net
Interest expense decreased from $21,889 in fiscal year 2010 to $19,190 in fiscal year 2011 primarily due to a lower average amount of outstanding debt related to the Company’s 2014 notes.  During fiscal year 2011, the Company used excess operating cash and lower rate borrowings under its prior revolving credit facility to redeem $45,000 of its 2014 notes.  The weighted average interest rate of Company debt for fiscal years 2011 and 2010 was 11.0% and 11.9%, respectively.  Interest income was $2,511 in fiscal year 2011 and $3,125 in fiscal year 2010.

Consolidated Other Non-Operating Expense (Income), net
Other non-operating expense (income), net consists of losses from extinguishment of debt of $3,337 in fiscal year 2011 and gains on extinguishments of debt of $54 in fiscal year 2010. In addition, the Company incurred charges of $606 in fiscal year 2011 primarily for fees associated with an unsuccessful debt refinancing.

Consolidated Equity in Earnings of Unconsolidated Affiliates
Earnings from the Company’s unconsolidated equity affiliates were $24,352 in fiscal year 2011 compared to $11,693 in fiscal year 2010.  The Company’s 34% share of PAL’s earnings increased from $11,605 in fiscal year 2010 to $22,655 in fiscal year 2011 primarily due to improved economic conditions, increased sales volumes, and the timing of the recognition of income related to the economic assistance benefits. The remaining increase relates to the improved performance of UNF and UNF America which was primarily driven by increased volumes and capacity utilization.

Consolidated Income Taxes
The components of income (loss) before income taxes consist of the following:
	For the Fiscal Years Ended
	June 26, 2011	June 27, 2010
United States	$14,737	$(4,399)
Foreign	17,685	22,770
	$32,422	$18,371

The components of the (benefit) provision for income taxes consist of the following:
	For the Fiscal Years Ended
	June 26, 2011	June 27, 2010
Federal	$3	$(48)
Foreign	7,330	7,734
Income tax provision	$7,333	$7,686

The Company recognized income tax expense at an effective tax rate of 22.6% and 41.8% for fiscal years 2011 and 2010, respectively.  The lower effective tax rate for 2011 compared to the statutory rate of 35% is due to the reduction in the Company’s valuation allowance in fiscal year 2011, partially offset by taxes against repatriated foreign earnings.  During fiscal year 2011, the Company changed its indefinite reinvestment assertion related to the future repatriation of UDB earnings and profits by $26,630.

The Company had a valuation allowance of $30,164 and $39,988 as of June 26, 2011 and June 27, 2010, respectively.  The $9,824 net decrease in fiscal year 2011 resulted primarily from a decrease in temporary tax differences, the effects of the change in the indefinite reinvestment assertion, and a utilization of state and federal net operating loss carryforwards.

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

Consolidated Adjusted EBITDA
Adjusted EBITDA for fiscal year 2011 increased $5,203 versus fiscal year 2010.  As discussed above, consolidated gross profit increased $1,401 while SG&A decreased $3,275.  The differences between the aforementioned changes in gross profit and SG&A expenses and the Company’s key performance Adjusted EBITDA metric are primarily related to start-up costs, non-cash compensation charges, provision (benefit) for bad debt, other operating (income) expense items and depreciation.

Liquidity and Capital Resources
The Company’s primary capital requirements are for service of indebtedness, debt repayment, working capital and capital expenditures.  The Company’s primary sources of capital are cash generated from operations and amounts available under its ABL Revolver.  For the fiscal year ended June 24, 2012, cash generated from operations was $43,309 and as of June 24, 2012, excess availability under the ABL Revolver was $37,122.

As of June 24, 2012, all of the Company’s long-term debt obligations were guaranteed by domestic subsidiaries while a substantial portion of the Company’s cash and cash equivalents are attributable to foreign subsidiaries.  The following table presents a summary of the Company’s cash, liquidity, working capital and debt obligations for the U.S., Brazil and other foreign operations as of June 24, 2012:
	U.S.	Brazil		All Others	Total
Cash and cash equivalents	$1,078		$2,466	$7,342	$10,886
Borrowings available under ABL Revolver	37,122		—	—	37,122
Liquidity	$38,200		$2,466	$7,342	$48,008

Working capital	$94,390		$49,609	$22,486	$166,485
Long-term debt, including current portion	$121,552	$	―	$—	$121,552

As of June 24, 2012, all the cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested.  As of the end of fiscal year 2012, the Company has plans to repatriate approximately $20,000 of future cash flows generated from its operations in Brazil and has established a deferred tax liability of approximately $7,000 to reflect the additional income tax that would be due as a result of these current plans.  As of June 24, 2012, the $74,783 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings.

Debt Obligations
As of June 24, 2012, the Company’s debt obligations consisted of the following:
	June 24, 2012	June 26, 2011
Notes payable	$—	$133,722
First Amended Credit Agreement revolving credit facility	—	34,600
ABL Revolver	51,000	—
ABL Term Loan	50,000	—
Term B Loan	20,515	—
Capital lease obligation	37	342
Total debt	$121,552	$168,664

On May 26, 2006, the Company issued $190,000 of 11.5% senior secured notes (“2014 notes”) due May 15, 2014. Concurrent with the issuance of the 2014 notes, the Company amended its then existing senior secured asset-based revolving credit facility which provided for a revolving credit facility of $100,000 that was scheduled to mature on September 9, 2015.

On May 24, 2012, the Company entered into the ABL Facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A.  The ABL Facility consists of the $100,000 ABL Revolver and the $50,000 ABL Term Loan.  In addition, the Company entered into the $30,000 Term B Loan.  The purpose of the new ABL Facility and the Term B Loan was to refinance the Company’s existing indebtedness including the redemption of the 2014 notes and to repay and terminate the existing revolver.  The ABL Facility and the Term B Loan each have a maturity date of May 24, 2017.  The Company has the ability to request that the borrowing capacity of the ABL Revolver be increased to as much as $150,000.

The ABL Facility is secured by substantially all assets of the Company.  The ABL Facility is further secured by a second-priority lien on the Company’s membership interest in Parkdale America, LLC (“PAL”).  The ABL Facility includes representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for financings of this type.  Should excess availability under the ABL Revolver fall below the greater of $10,000 or 15% of maximum availability, a financial covenant requires the Company to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0.  In addition, the ABL Facility contains provisions restricting certain payments and investments, including a restriction on the payment of dividends and share repurchases.  As of June 24, 2012, the Company had a fixed charge coverage ratio of 1.43 to 1.0 and was in compliance with all financial covenants.

The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations.  ABL Revolver borrowings bear interest at the London Interbank Offer Rate (the “LIBOR Rate”) plus an applicable margin with interest currently being paid on a monthly basis.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.  The weighted average interest rate for the ABL Revolver as of June 24, 2012, including the effects of all interest rate swaps, was 3.4%.

The ABL Term Loan bears interest at LIBOR plus an applicable margin with interest currently being paid on a monthly basis.  The weighted average interest rate for the ABL Term Loan as of June 24, 2012, including the effects of all interest rate swaps, was 3.3%.  The ABL Term Loan will be repaid in quarterly scheduled principal installments of $1,800 commencing on September 1, 2012 and a balloon payment of $14,000 in May 2017.  Subject to certain conditions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date.

The Term B Loan is secured by a first-priority lien on the Company’s membership interest in PAL and a second-priority lien on substantially all assets of the Company.  The Term B Loan also contains representations and warranties, affirmative and negative covenants and events of default comparable to those included in the ABL Facility.  The Term B Loan bears interest at LIBOR plus 7.50% (with a LIBOR floor of 1.25%) with interest payable monthly.  The Term B Loan does not amortize and prepayments are only required in certain circumstances.  Subject to certain conditions, the Company may prepay the Term B Loan at any time, in whole or in part, with a call premium of 3% during the first year, 2% during the second year, 1% during the third year and at par thereafter.

On June 8, 2012, the Company made a $6,000 optional prepayment of the Term B Loan and on June 13, 2012, the Company made a $3,485 mandatory prepayment of the Term B Loan due to the receipt of a PAL after-tax distribution.

The following table presents the scheduled maturities of the Company’s ABL Facility and Term B Loan on a fiscal year basis:
	Expected Maturity Date on a Fiscal Year Basis
	2013	2014	2015	2016	2017
ABL Revolver	$—	$—	$—	$—	$51,000
ABL Term Loan	$7,200	$7,200	$7,200	$7,200	$21,200
Term B Loan	$—	$—	$—	$—	$20,515

The table above does not take into consideration any optional or mandatory prepayments with respect to distributions from the Company’s equity affiliates.

On June 25, 2012, the Company provided notice that it would make a $4,515 optional prepayment of the Term B Loan.  This prepayment was subsequently completed on July 2, 2012.

Further discussion of the terms and conditions of the Company’s existing indebtedness is outlined in “Footnote 12. Long-Term Debt” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Working Capital
The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to Working Capital:
	June 24, 2012	June 26, 2011	June 27, 2010
Receivables, net	$99,236	$99,815	$91,053
Inventories	112,750	134,883	111,007
Accounts payable	(48,541)	(42,842)	(40,662)
Accrued expenses (1)	(14,004)	(15,595)	(19,343)
Adjusted Working Capital	149,441	176,261	142,055
Cash	10,886	27,490	42,691
Other current assets	15,125	11,881	7,979
Accrued interest	(398)	(1,900)	(2,429)
Other current liabilities	(8,569)	(763)	(15,832)
Working Capital	$166,485	$212,969	$174,464
(1)	Excludes accrued interest

Working capital decreased from $212,969 as of June 26, 2011 to $166,485 as of June 24, 2012.  This decrease includes a $17,896 currency effect related to the weakening of the Brazilian Real to the U.S. dollar, of which $4,172 relates to the effect of currency rate changes on cash and cash equivalents.  The decrease in Adjusted Working Capital was primarily attributable to decreased inventories and increased accounts payable.  The reductions in inventories were predominantly driven by the 7% decline for on-hand units and increased inventory turnover.  The change in accounts payable is attributable to the success of the Company’s working capital management programs.  The change in receivables consists primarily of decreases in the Company’s foreign affiliate receivables due to lower sales volumes and currency translation losses.

Outlook for 2013:
Before considering fluctuations in raw material cost or currency fluctuations, the Company expects no significant changes to Adjusted Working Capital.

Capital Expenditures
In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures.  During fiscal year 2012, the Company spent $6,354 on capital expenditures compared to $20,539 in the prior year which included a large capital project related to the vertical integration of the Company’s Repreve supply chain.  The Company estimates its fiscal year 2013 capital expenditures will be approximately $10,000 to $12,000, which is inclusive of approximately $8,000 of maintenance capital expenditures, with the remainder representing capital expenditures focused primarily on improving the Company’s flexibility and capabilities to produce PVA products.  The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Repayments of Debt Obligations
Other than the scheduled maturities and mandatory prepayments of debt required under its existing debt obligations, the Company may, from time to time, elect to repay additional amounts borrowed under the ABL Facility or Term B Loan.  Such repayment of debt may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.  The Company expects to maintain a balance outstanding under its ABL Facility and hedge a substantial amount of the interest rate risk in order to ensure the predictability of cash payments for interest.  As a result of the Company’s completion of its debt refinancing in May 2012 and the ongoing execution of its deleveraging strategy, the Company expects to continue to reduce the annual fixed carrying cost of its debt.

Liquidity Summary
Historically, the Company has met its working capital, capital expenditures and service of indebtedness requirements from its cash flows from operations.  For fiscal year 2012, cash generated from operations was sufficient to cover the Company’s working capital needs, capital expenditures and service of indebtedness.  For each of the previous three years, before considering the earnings from the Company’s unconsolidated equity affiliates, the Company has reported losses in the U.S. from continuing operations while reporting income for its foreign subsidiaries.  The Company currently believes that its existing cash balances, cash generated by operations, together with its available credit capacity, will enable the Company to comply with the terms of its indebtedness and meet the foreseeable liquidity requirements.  Domestically, the Company’s cash balances, cash generated by operations and borrowings available under the ABL Revolver continue to be sufficient to fund its domestic operating activities and cash commitments for its investing and financing activities.  For its foreign operations, the Company’s existing cash balances and cash generated by operations should provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures.

Cash Provided by Operating Activities
Net cash provided by operating activities consists of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Cash receipts:
Receipts from customers	$700,379	$701,487	$605,143
Dividends from unconsolidated affiliates	10,616	5,900	3,265
Other receipts	3,733	3,939	4,591
Cash payments:
Payments to suppliers and other operating cost	541,298	556,519	460,131
Payments for salaries, wages, and benefits	109,444	114,364	101,218
Payments for restructuring and severance	—	1,785	1,823
Payments for interest	16,689	19,292	20,696
Payments for taxes	3,988	7,486	8,550
	$43,309	$11,880	$20,581

Fiscal Year 2012 compared to Fiscal Year 2011
Cash received from customers declined primarily as a result of decreased volumes; consolidated volumes decreased 5.9% while weighted average selling prices increased 4.8% due to higher material costs.  The Company received increased cash dividends from its unconsolidated affiliates primarily due to the improved cash from operations for these entities as a result of declines in their invested working capital dollars.  Other receipts include interest income and other miscellaneous items.  Payments to suppliers decreased as a result of decreased production volumes and the Company’s inventory reduction efforts and working capital management programs.  Salary, wage and benefit payments declined versus the prior fiscal year primarily due to decreased domestic wage and fringe benefit costs as a result of lower production volumes partially offset by increased salary costs.  Interest payments decreased $2,603 as a result of reductions in both outstanding indebtedness and lower average interest rates.  Taxes paid by the Company decreased from $7,486 to $3,988 primarily due to the lower profitability of the Company’s Brazilian operation.

Fiscal Year 2011 compared to Fiscal Year 2010
Cash received from customers increased 15.9% as a result of increased volumes and selling prices.  Consolidated volumes increased 5.9% while weighted average selling prices increased 8.6%. Payments to suppliers increased 20.9% also as a result of increased volumes and rising raw material costs.  Salary, wage and benefit payments increased 13.0% due to increased fringe benefit costs related to the timing of bonus payments and retirement plan matching funds.  In addition, the Company had 200 additional wage level employees versus the prior year, primarily related to the completion of UCA and the Repreve recycling center. Interest payments decreased $1,404 as a result of a $45,000 principal reduction of the Company’s 2014 notes of which $30,000 was financed at a lower rate through borrowings under the Company’s prior revolving credit facility. Restructuring and severance payments decreased 2.1% as the Company completed its reorganization of machinery involving certain of its polyester facilities and made its final payments on its previously accrued severance commitment.  Taxes paid by the Company decreased from $8,550 to $7,486 primarily as a result of a decrease in tax liabilities related to the Company’s Brazilian subsidiary.  The Company received increased cash dividends as a result of the improved earnings of PAL, UNF and UNF America.  Other cash receipts decreased in fiscal year 2011 primarily due to the one time sale of $1,400 of nitrogen credits during fiscal year 2010 and currency exchange gains.  Other receipts include miscellaneous items, currency exchange and interest income.

Cash Used in Investing Activities and Financing Activities
The Company utilized $6,858 for net investing activities and utilized $49,834 in net financing activities during fiscal year 2012. The Company spent $6,354 on capital expenditures and reduced its overall long-term debt by $47,112.  In addition, the Company refinanced its debt at a cost of $3,127.

The Company utilized $17,396 for net investing activities and utilized $14,029 in net financing activities during fiscal year 2011. In addition to the $20,539 cash spent to fund capital expenditures the Company reduced its total long-term debt by $10,726 at a premium cost of $2,587.  The Company also refinanced its prior revolving credit facility at a cost of $825.  The primary offset to these expenditures was proceeds of $3,241 from the return of split dollar life insurance premiums.

Contractual Obligations
The Company’s significant long-term obligations as of June 24, 2012 consist of the following:
	Cash Payments Due By Period
Description of Commitment	Total	Less Than 1 Year	1-3 years	3-5 years	More than 5 years

Long-term debt	$121,515	$7,200	$14,400	$99,915	$—
Capital lease obligation	37	37	—	—	—
Other long-term obligations (1)	3,917	600	716	72	2,529
Subtotal	125,469	7,837	15,116	99,987	2,529
Letters of credit	2,175	2,175	—	—	—
Interest on long-term debt and other obligations	20,945	4,836	8,562	7,547	—
Operating leases	5,451	1,433	2,375	1,329	314
Purchase obligations (2)	39,791	15,289	21,021	3,481	—
Total cash payments by period	$193,831	$31,570	$47,074	$112,344	$2,843
(1)	Other long-term obligations include other noncurrent liabilities for certain retirement and tax obligations.
(2)	Purchase obligations primarily consist of utility, software, and other service agreements.

For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

As of June 24, 2012, the Company’s open purchase orders totaled approximately $47,858 and are expected to be settled in fiscal year 2013.  These open purchase orders are in the ordinary course of business for the procurement of (i) selected finished goods for resale sourced from third-party suppliers, (ii) raw materials used in production, and (iii) certain consumables and outsourced services used in the Company’s manufacturing processes.

Contingencies
Environmental
On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA.  The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards.  Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont.  This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site.  However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR.  This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation.  DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site.  At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Recent Accounting Pronouncements
There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

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

Receivables Reserves.  An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers.  Reserves for yarn quality claims are based on historical claim experience and known pending claims.  The collectability of accounts receivable is based on a combination of factors including the aging of accounts, historical write off experience, present economic conditions such as customer bankruptcy filings and the financial health of specific customers and market sectors.  Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for uncollectible accounts which is established based on percentages applied to accounts aged for certain periods of time, supplemented by specific reserves for certain customer accounts where collection is no longer certain.  Establishing reserves for yarn claims and uncollectible accounts requires management judgment and estimates.  The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions it uses to assess allowance for losses.  Certain unexpected events such as a customer bankruptcy filing could have a material impact on the Company’s results of operations.  The Company has not made any material changes to the methodology used in establishing its accounts receivable loss reserves during the past three fiscal years. A plus or minus 10% change in its aged accounts receivable reserve percentages would not have been material to the Company’s financial statements for the past three years.

Inventory Reserves.  Inventory reserves are established based on percentage markdowns applied to items aged for certain time periods.  Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs.  Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the ending inventory valuation and gross margins.  The Company uses current and historical knowledge to record reasonable estimates of its markdown percentages and expected sales prices.  The Company believes it is unlikely that differences in actual demand or selling prices from those projected by management would have a material impact on the Company’s financial condition or results of operations. The Company has not made any material changes to the methodology used in establishing its inventory loss reserves during the past three fiscal years. A plus or minus 10% change in its aged inventory markdown percentages would not have been material to the Company’s financial statements for the past three years.

Impairment of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For assets held for sale, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell.  Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  For assets held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of loss to be recognized.  The impairment loss is determined as the amount the carrying value of the asset or asset group exceeds the estimated fair value, measured by future discounted cash flows.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s carrying value is based on several factors including, but not limited to, changes in business environment, a decline in operating cash flows or a decision to close a manufacturing facility.  The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions.

Impairment of Investment in Unconsolidated Affiliates.  The Company evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluates the ability of an affiliate to sustain sufficient earnings and cash flows to justify its carrying value.  Reductions in an affiliate’s cash flows that are other than temporary and indicative of a loss of investment value are assessed for impairment purposes.    For the fiscal year ended June 24, 2012, the Company determined there were no “other-than-temporary” impairments related to the carrying value of its investments.

Valuation Allowance for Deferred Tax Assets. The Company currently has a valuation allowance against certain of its net deferred tax assets in the U.S. and foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company reviews its estimates of future taxable income on a quarterly basis to assess if the need for a valuation allowance exists.  The Company continually evaluates both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.  The valuation allowance as of June 24, 2012 was $13,911.

Management and the Board’s Audit Committee discussed the development, selection and disclosure of all of the critical accounting estimates described above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risks associated with changes in interest rates, fluctuation in currency exchange rates and raw material and commodity risks which may adversely affect its financial position, results of operations and cash flows.  The Company does not enter into derivative financial instruments for trading purposes nor is it a party to any leveraged financial instruments.

Interest Rate Risk:  The Company is exposed to interest rate risk through its borrowing activities.  The Company has borrowings under its ABL Revolver, an ABL Term Loan and a Term B Loan, which all have variable rates of interest.  The Company hedges a significant portion of its interest rate variability on its ABL Revolver and ABL Term Loan using interest rate swaps.  As of June 24, 2012, $85,000 of the Company’s $121,552 of debt obligations are hedged through interest rate swaps with the $20,515 outstanding under the Term B Loan subject to a LIBOR floor of 1.25%.  After giving effect to these arrangements, the Company’s sensitivity analysis shows that a 50-basis point increase in the LIBOR rate as of June 24, 2012 would result in an increase of $80 in annual cash interest expense.

Currency Exchange Rate Risk:  The Company conducts its business in various foreign countries and in various foreign currencies.  Each of the Company’s operations may enter into transactions (sales, purchases, or fixed purchase commitments, etc.) that are denominated in currencies other than the operation’s functional currency and subject the Company to foreign currency exchange risk.  The Company may enter into forward currency contracts to hedge this exposure.  For sales transactions such as these, the Company typically hedges 50% to 75% of the sales value of these orders by using forward currency contracts.  The maturity dates of the forward contracts are intended to match the anticipated collection dates of the receivables and as of June 24, 2012, the latest maturity date was in July 2012.  The Company may also enter into forward currency contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of June 24, 2012, the Company does not have a significant amount of exposure related to forward currency contracts.

As of June 24, 2012, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 18.8% of consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations. As of June 24, 2012, $9,808 of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $2,984 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of year-end is provided in “Footnote 20. Derivative Financial Instruments” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Raw Material and Commodity Risks:  A significant portion of the Company’s raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  The Company does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that the Company uses throughout all of its operations are generally traded on U.S. dollar pricing and are purchased at market or at fixed prices that are established with individual vendors as part of the purchase process for quantities expected to be consumed in the ordinary course of business.

Other Risks:  The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Market Capitalization versus Book Value:  As of the end of fiscal year 2012, the Company’s book value was $14.47 per share.  During fiscal year 2012, the Company’s shares of common stock traded at a high of $14.74 and at a low of $7.01 per share.  Due to the disparity between the share values, the Company periodically considers the recoverability of its assets and does not believe any of its assets to be impaired at this time.

Item 8.  Financial Statements and Supplementary Data
The Company’s financial statements required by this item are included on pages F-1 through F-38 of this Annual Report on Form 10-K.  See Item 15(a) (1) for a listing of financial statements provided.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.  Controls and Procedures
(a) Evaluation of disclosure controls and procedures. As of June 24, 2012, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 24, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of June 24, 2012, the Company's internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company's internal control over financial reporting as of June 24, 2012 has been audited by KPMG LLP, an independent registered public accounting firm. Their report, which appears in “Item 8. Financial Statements and Supplementary Data” included herein, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 24, 2012.

(d) Changes in internal control over financial reporting. During the Company's fourth quarter of fiscal year 2012, there has been no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item with respect to executive officers is set forth above in Part I under “Item 1C. Executive Officers of the Registrant.”  The other information required by this item will be set forth in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after June 24, 2012 (the “Proxy Statement”) under the headings “Proposal 1: Election of Directors,” “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board of Directors,” and “Corporate Governance Matters—Audit Committee Financial Experts,” and is incorporated herein by reference.

The information required by this item with respect to the Audit Committee will be set forth in the Proxy Statement under the headings “Committees of the Board of Directors” and “Corporate Governance Matters – Audit Committee Financial Expert” and is incorporated herein by reference.

Code of Business Conduct and Ethics; Ethical Business Conduct Policy Statement
The Company has adopted a written Code of Business Conduct and Ethics applicable to members of the Board of Directors and Executive Officers, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer (the “Code of Business Conduct and Ethics”).  The Company has also adopted the Ethical Business Conduct Policy Statement (the “Policy Statement”) that applies to all employees.  The Code of Business Conduct and Ethics and the Policy Statement are available on the Company’s website at www.unifi.com, under the “Investor Relations” section and print copies are available without charge to any shareholder that requests a copy by contacting Mr. Charles McCoy at Unifi, Inc., P.O. Box 19109, Greensboro, North Carolina 27419-9109. Any amendments to or waivers of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

Item 11.  Executive Compensation
The information required by this item will be set forth in the Proxy Statement under the headings “Executive Compensation,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Compensation Committee Report,” and “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information as of June 24, 2012 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans:
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,718	$7.43	1,101
Equity compensation plans not approved by shareholders	—	—	—
Total	1,718	$7.43	1,101

On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”). The 2008 LTIP authorized the issuance of up to 2,000 shares of common stock pursuant to the grant or exercise of stock options, including incentive stock options, non-qualified stock options and restricted stock, but not more than 1,000 shares may be issued as restricted stock. During fiscal year 2012, 127 stock options and 113 restricted stock units were issued. Any option or restricted stock that is forfeited or canceled may be reissued under the terms of the plan and is included in the number of securities remaining available for future issuance in column (c) in the above table.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement under the headings “Transactions with Related Persons, Promoters and Certain Control Persons,” and “Corporate Governance Matters – Director Independence” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the Proxy Statement under the heading “Proposal 3: Ratification of the Independent Registered Accounting Firm – Audit Fees” and “- Audit Committee Pre-Approval Policies and Procedures” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
1.  Financial Statements
The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

2.  Financial Statement Schedules

Parkdale America, LLC (“PAL”) Financial Statements as of December 30, 2012 and December 31, 2011 and for the Years Ended December 30, 2012, December 31, 2011, and January 1, 2011.

PAL is an unconsolidated joint venture in which the Company holds a 34% equity ownership interest.  PAL’s current fiscal year end is December 30, 2012, which is more than 90 days after the Company’s fiscal year end date of June 24, 2012.  Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company will file the required financial statements and related notes of PAL via an amendment to this Annual Report on Form 10-K on or before March 29, 2013.

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

3.1 (i)(c)
Certificate of Amendment to Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated November 3, 2010).

3.1 (ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2007).

4.1	Registration Rights Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Company’s Schedule 13D dated January 2, 2007).

4.2
Credit Agreement, by and among Wells Fargo Bank, N.A., as administrative agent, sole lead arranger, and sole book runner, the lenders that are parties thereto, as the lenders, and Unifi, Inc. and certain of its domestic subsidiaries, as borrowers, dated as of May 24, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012).

4.3
Guaranty and Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012).

4.4
Trademark Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012).

4.5
Patent Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012).

Exhibit Number	Description
4.6
Intercreditor Agreement, dated as of May 24, 2012, by and between Wells Fargo Bank, N.A., in its capacity as agent, and Wilmington Trust, National Association, as administrative agent, as acknowledged by Unifi, Inc., Unifi Manufacturing, Inc., Unifi Sales & Distribution, Inc., Spanco International, Inc., and Unifi Equipment Leasing, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012).

4.7
Credit Agreement, by and among Wilmington Trust, National Association, as administrative agent, the lenders that are party thereto, as the lenders, and Unifi, Inc. and certain of its domestic subsidiaries, as borrowers, dated as of May 24, 2012.

4.8
Guaranty and Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012).

4.9
Trademark Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012).

4.10
Patent Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012).

10.1	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).

10.2
*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).

10.3
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

Exhibit Number	Description
10.10
First Amendment to Sales and Service Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (Reg. No. 333-140580) filed on December 3, 2008).

10.11	*2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-140590) filed on December 12, 2008).

10.12
*Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009).

10.13
*Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 31, 2008).

10.14
Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc. effective November 6, 2009 (incorporated by reference from Exhibit 32.2 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated November 6, 2009) (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

10.15
Second Amendment to Sales and Service Agreement between Unifi, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009).

10.16
*Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

10.17
*Unifi, Inc. Director Deferred Compensation Plan, dated as of December 14, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

10.18
Third Amendment to Sales and Service Agreement, executed on December 20, 2010, by Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated December 20, 2010).

10.19
*Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011 (Reg No. 001-10542) filed on November 4, 2011).

10.20
Fourth Amendment to Sales and Service Agreement, executed on December 19, 2011, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated December 19, 2011).

10.21
*Amendment No. 1 to the Change in Control Agreement for William L. Jasper effective December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.22
*Amendment No. 1 to the Change in Control Agreement for R. Roger Berrier, Jr., effective December 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.23
*Amendment No. 1 to the Change in Control Agreement for Thomas H. Caudle, Jr. effective December 31, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

Exhibit Number	Description
10.24
*Amendment No. 1 to the Change in Control Agreement for Charles F. McCoy effective December 31, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.25
*Amendment No. 1 to the Change in Control Agreement for Ronald L. Smith effective December 31, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.26
Deposit Account Control Agreement, dated as of May 24, 2012, among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012).

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

101
The following materials from Unifi, Inc.’s Annual Report on Form 10-K for the annual period ended June 24, 2012, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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
Unifi, Inc.

Date:	August 30, 2012	By:	/s/	WILLIAM L. JASPER
William L. Jasper
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
	Signature	Title	Date

/s/	WILLIAM L. JASPER	Chairman of the Board and Chief Executive Officer	August 30, 2012
	William L. Jasper	and Director (Principal Executive Officer)

/s/	RONALD L. SMITH	Vice President and Chief Financial Officer	August 30, 2012
	Ronald L. Smith	(Principal Financial Officer)

/s/	JAMES M. OTTERBERG	Chief Accounting Officer	August 30, 2012
	James M. Otterberg	(Principal Accounting Officer)

/s/	R. ROGER BERRIER, JR.	President and Chief Operating Officer	August 30, 2012
	R. Roger Berrier, Jr.	and Director

/s/	WILLIAM J. ARMFIELD, IV	Director	August 30, 2012
William J. Armfield, IV

/s/	ARCHIBALD COX, JR.	Director	August 30, 2012
Archibald Cox, Jr.

/s/	KENNETH G. LANGONE	Director	August 30, 2012
Kenneth G. Langone

/s/	GEORGE R. PERKINS, JR.	Director	August 30, 2012
George R. Perkins, Jr.

/s/	SUZANNE M. PRESENT	Director	August 30, 2012
Suzanne M. Present

/s/	WILLIAM M. SAMS	Director	August 30, 2012
William M. Sams

/s/	G. ALFRED WEBSTER	Director	August 30, 2012
G. Alfred Webster

/s/	MITCHEL WEINBERGER	Director	August 30, 2012
Mitchel Weinberger

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNIFI, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Unifi, Inc.:

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 24, 2012 and June 26, 2011, and the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 24, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unifi, Inc. and subsidiaries as of June 24, 2012 and June 26, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended June 24, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unifi Inc. and subsidiaries’ internal control over financial reporting as of June 24, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 30, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
August 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Unifi, Inc.:

We have audited Unifi, Inc. and subsidiaries’ internal control over financial reporting as of June 24, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unifi, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Unifi, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 24, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 24, 2012 and June 26, 2011, and the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 24, 2012, and our report dated August 30, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina
August 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Unifi, Inc.

We have audited the accompanying consolidated statements of income, comprehensive (loss) income, shareholders' equity, and cash flows for the year ended June 27, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Unifi, Inc. for the year ended June 27, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Greensboro, North Carolina
September 10, 2010

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	June 24, 2012	June 26, 2011
ASSETS
Cash and cash equivalents	$10,886	$27,490
Receivables, net	99,236	99,815
Inventories	112,750	134,883
Income taxes receivable	596	578
Deferred income taxes	7,807	5,712
Other current assets	6,722	5,591
Total current assets	237,997	274,069

Property, plant and equipment, net	127,090	151,027
Deferred income taxes	1,290	—
Intangible assets, net	9,771	11,612
Investments in unconsolidated affiliates	95,763	91,258
Other non-current assets	10,322	9,410
Total assets	$482,233	$537,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$48,541	$42,842
Accrued expenses	14,402	17,495
Income taxes payable	1,332	421
Current portion of long-term debt	7,237	342
Total current liabilities	71,512	61,100
Long-term debt	114,315	168,322
Other long-term liabilities	4,832	4,007
Deferred income taxes	794	4,292
Total liabilities	191,453	237,721
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 20,090,094 and 20,080,253 shares outstanding)	2,009	2,008
Capital in excess of par value	34,723	32,599
Retained earnings	252,763	241,272
Accumulated other comprehensive income	28	23,776
Total Unifi, Inc. shareholders’ equity	289,523	299,655
Non-controlling interest	1,257	—
Total shareholders’ equity	290,780	299,655
Total liabilities and shareholders’ equity	$482,233	$537,376

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Net sales	$705,086	$712,812	$622,618
Cost of sales	650,690	638,160	549,367
Gross profit	54,396	74,652	73,251
Selling, general and administrative expenses	43,482	44,659	47,934
Provision (benefit) for bad debts	211	(304)	123
Other operating expense (income), net	2,071	1,605	(194)
Operating income	8,632	28,692	25,388

Interest income	(1,921)	(2,511)	(3,125)
Interest expense	16,073	19,190	21,889
Loss (gain) on extinguishment of debt	3,203	3,337	(54)
Equity in earnings of unconsolidated affiliates	(19,740)	(24,352)	(11,693)
Other non-operating expense, net	2,168	606	—
Income before income taxes	8,849	32,422	18,371
(Benefit) provision for income taxes	(1,979)	7,333	7,686
Net income including non-controlling interest	$10,828	$25,089	$10,685
Less: net (loss) attributable to non-controlling interest	(663)	—	—
Net income attributable to Unifi, Inc.	$11,491	$25,089	$10,685

Net income attributable to Unifi, Inc. per common share:
Basic	$0.57	$1.25	$0.53
Diluted	$0.56	$1.22	$0.52

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Net income including non-controlling interest	$10,828	$25,089	$10,685
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22,813)	14,702	7,113
Loss on cash flow hedges	(1,174)	(1,054)	—
Other comprehensive (loss) income before income taxes	(23,987)	13,648	7,113
Income tax benefit provided on cash flow hedges	239	—	—
Other comprehensive (loss) income, net	(23,748)	13,648	7,113

Comprehensive (loss) income including non-controlling interest	$(12,920)	$38,737	$17,798
Less: comprehensive (loss) attributable to non-controlling interest	(663)	—	—
Comprehensive (loss) income attributable to Unifi, Inc.	$(12,257)	$38,737	$17,798

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Unifi, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders’ Equity

Balance June 28, 2009	20,685	$2,069	$34,387	$205,498	$3,015	$244,969	$—	$244,969

Purchase of stock	(628)	(63)	(4,932)	—	—	(4,995)	—	(4,995)
Share-based compensation	—	—	2,124	—	—	2,124	—	2,124
Other comprehensive income	—	—	—	—	7,113	7,113	—	7,113
Net income	—	—	—	10,685	—	10,685	—	10,685
Balance June 27, 2010	20,057	$2,006	$31,579	$216,183	$10,128	$259,896	$—	$259,896

Purchase of stock	—	—	(1)	—	—	(1)	—	(1)
Options exercised	19	2	144	—	—	146	—	146
Share-based compensation	—	—	875	—	—	875	—	875
Stock option tax benefit	—	—	2	—	—	2	—	2
Conversion of restricted stock units	4	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	13,648	13,648	—	13,648
Net income	—	—	—	25,089	—	25,089	—	25,089
Balance June 26, 2011	20,080	$2,008	$32,599	$241,272	$23,776	$299,655	$—	$299,655

Options exercised	10	1	70	—	—	71	—	71
Share-based compensation	—	—	2,054	—	—	2,054	—	2,054
Other comprehensive loss, net of tax	—	—	—	—	(23,748)	(23,748)	—	(23,748)
Acquisition, cost	—	—	—	—	—	—	1,000	1,000
Contributions from non-controlling interest	—	—	—	—	—	—	920	920
Net income (loss)	—	—	—	11,491	—	11,491	(663)	10,828
Balance June 24, 2012	20,090	$2,009	$34,723	$252,763	$28	$289,523	$1,257	$290,780

All share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Cash and cash equivalents at beginning of year	$27,490	$42,691	$42,659
Operating activities:
Net income including non-controlling interest	10,828	25,089	10,685
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(19,740)	(24,352)	(11,693)
Dividends received from unconsolidated affiliates	10,616	5,900	3,265
Depreciation and amortization expense	27,135	25,977	27,416
Loss on extinguishment of debt	3,203	3,337	(54)
Loss on previously held equity interest	3,656	—	—
Non-cash compensation expense, net	2,382	1,394	2,555
Deferred income taxes	(6,933)	327	(652)
Other	523	569	993
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	(4,496)	(5,877)	(11,682)
Inventories	13,140	(19,269)	(19,221)
Other current assets and income taxes receivable	(1,650)	977	(407)
Accounts payable and accrued expenses	3,698	(2,803)	19,569
Income taxes payable	947	611	(193)
Net cash provided by operating activities	43,309	11,880	20,581
Investing activities:
Capital expenditures	(6,354)	(20,539)	(13,112)
Investments in unconsolidated affiliates	(360)	(867)	(4,800)
Acquisition, net of cash acquired	(356)	—	—
Return of capital from unconsolidated affiliate	—	500	—
Proceeds from sale of assets	507	269	1,717
Proceeds from return of split dollar life insurance premiums	14	3,241	—
Change in restricted cash	—	—	7,508
Other	(309)	—	(238)
Net cash used in investing activities	(6,858)	(17,396)	(8,925)
Financing activities:
Payments of notes payable	(134,010)	(47,587)	(435)
Proceeds from revolving credit facilities	160,600	193,225	—
Payments on revolving credit facilities	(144,200)	(158,625)	(7,508)
Proceeds from issuance of term loans	80,000	—	—
Payments on term loans	(9,769)	—	—
Payments of debt financing fees	(3,127)	(825)	—
Purchase and retirement of Company stock	—	(1)	(4,995)
Contributions from non-controlling interest	920	—	—
Other	(248)	(216)	(368)
Net cash used in financing activities	(49,834)	(14,029)	(13,306)

Effect of exchange rate changes on cash and cash equivalents	(3,221)	4,344	1,682
Net (decrease) increase in cash and cash equivalents	(16,604)	(15,201)	32
Cash and cash equivalents at end of year	$10,886	$27,490	$42,691

See accompanying notes to Consolidated Financial Statements.

Unifi, Inc.
Notes to Consolidated Financial Statements

1. Background
Overview.  Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company.  The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics.  The Company sells fibers made from polyester and nylon to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishing, automotive upholstery, industrial and other end-use markets.  The Company’s polyester yarn products include recycled polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each available in virgin or recycled varieties.  The Company’s nylon products include textured, solution dyed and covered spandex products.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  The Company’s principal markets are located in the U.S., Canada, Mexico, Central America, and South America.  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China, as well as into Europe.

Fiscal Year.  The Company’s fiscal year ends on the last Sunday in June.  However, the Company’s Brazilian, Colombian, and Chinese subsidiaries’ fiscal years end on June 30th.  There were no significant transactions or events that occurred between these dates and the date of the Company’s financial statements.

Reclassifications.  Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

All dollar amounts and share amounts, except per share amounts, are presented in thousands, except as otherwise noted.

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

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, certain financial statement disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results may vary from these estimates.  These estimates are reviewed periodically to determine if a change is required.

Cash and Cash Equivalents.   Cash equivalents are defined as highly liquid, short-term investments having an original maturity of three months or less. Book overdrafts, for which the bank has not advanced cash, if any, are reclassified to current liabilities.

Receivables.   Receivables are stated at their net realizable value.  Allowances are provided for known and potential losses arising from yarn quality claims and for amounts owed by customers.  Reserves for yarn quality claims are based on historical experience and known pending claims and are recorded as a reduction of net sales.  The allowance for uncollectible accounts is shown as a reduction of operating income and reflects the Company’s best estimate of probable losses inherent in its accounts receivable portfolio determined on the basis of historical experience, aging of trade receivables, specific allowances for known troubled accounts and other currently available information.  Customer accounts are written off against the allowance for uncollectible accounts when they are no longer deemed to be collectible.

Inventories.   The Company’s inventories are valued at the lower of cost or market with the cost for the majority of its inventory determined using the first-in, first-out (“FIFO”) method.  Certain foreign inventories and limited categories of domestic supplies inventories are valued using the average cost method.  The Company’s estimates for inventory reserves for any obsolete, slow-moving or excess inventories are based upon many factors including historical recovery rates, the aging of inventories on-hand, inventory movement and expected net realizable value of specific products, and current economic conditions.

Debt Financing Fees.  The Company capitalizes costs associated with the financing of its debt obligations. These costs are amortized as additional interest expense following either the effective interest method or the straight-line method.  In the event of any prepayment of its debt obligations, the Company accelerates the recognition of a pro-rata amount of issuance costs and records an extinguishment of debt.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

Property, Plant and Equipment.  Property, plant and equipment (“PP&E”) are stated at historical cost less accumulated depreciation.  New additions and any improvements that substantially extend the useful life of a particular asset are capitalized.  Depreciation is calculated primarily utilizing the straight-line method over the following useful lives:

Asset categories	Useful lives in years
Land improvements	Twenty
Buildings and improvements	Fifteen	to	Forty
Machinery and equipment	Seven	to	Fifteen
Computer, software and office equipment	Three	to	Seven
Internal software development costs	Three
Other assets	Three	to	Seven

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

Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service.  In the case of disposals, asset costs and related accumulated depreciation amounts are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the determination of net income and presented within Other operating expense (income), net.

Repair and maintenance costs related to PP&E which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the capabilities or production capacity of an existing asset are expensed as incurred.

Interest is capitalized when a capital project exceeds certain thresholds and requires a long-term construction period in which to bring it to the condition and location for its intended use.

PP&E is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell.  Depreciation ceases for all assets classified as held for sale.  Long-lived assets to be disposed of other than by sale are classified as held for use until they are disposed of and these assets are reported at the lower of their carrying amount or estimated fair value.

Intangible Assets.  Finite-lived intangible assets, such as customer lists and non-compete agreements are amortized over their estimated useful lives.  The Company periodically evaluates the reasonableness of the useful lives of these assets.  Once these assets are fully amortized, they are removed from the accounts.  These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable.  If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.  The Company has no intangibles with indefinite lives.

Investments in Unconsolidated Affiliates.  The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluates whether or not the affiliate is able to generate and sustain sufficient earnings and cash flows to justify its carrying value.

Asset Retirement Obligations. The Company records asset retirement obligations at fair value at the time the liability is incurred and an estimate of the obligation can be made.  The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset.  A gain or loss on settlement is recognized if the obligation is settled for other than the carrying amount of the liability.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

Derivative Instruments.  All derivatives are carried on the balance sheet at fair value and are classified according to their derivative position and the expected timing of settlement.  On the date the derivative contract is entered into, the Company may designate the derivative into one of the following categories:
•
Fair value hedge – a hedge of the fair value of a recognized asset, liability or a firm commitment.  Changes in the fair value of derivatives designated and qualifying as a fair-value hedge, as well as the offsetting gains and losses on the hedged items, are reported in income in the same period.

•
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

•
Net investment hedge – if a derivative is used as a foreign currency hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in foreign currency translation adjustments in Accumulated other comprehensive income (loss).

Derivatives that are not designated for hedge accounting are marked to market at the end of each period with the changes in fair value recognized in current period earnings.  Any ineffective portion of designated hedges is immediately recognized in current period earnings.  Settlements of any fair value or cash flow derivative contracts are classified as cash flows from operating activities.

Fair Value Measurements.  The accounting guidance for fair value measurements and disclosures established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price).  Fair value is based on assumptions that market participants would use when pricing the asset or liability.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs.  The Company uses the following to measure fair value for its assets and liabilities:
•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets
•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either indirectly or directly
•	Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability
The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.

Income Taxes.    The provision for income taxes is determined using the asset and liability approach of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using the tax rate expected to be in effect when taxes are settled or realized.  The effect on deferred income taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

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

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

Foreign Currency Translation.  Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at exchange rates existing at the respective balance sheet dates.  Translation gains and losses are not included in determining net income, but are presented in a separate component of Accumulated other comprehensive income (loss).  The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Transaction gains and losses are included in determining net income and are presented within Other operating expense (income), net.

Revenue Recognition.  The Company recognizes revenue when (a) there is persuasive evidence of an arrangement, (b) the sales price is fixed or determinable, (c) title and the risks of ownership have been transferred to the customer, and (d) collection of the receivable is reasonably assured.  Revenue recognition occurs primarily upon shipment.  Revenue includes amounts for duties and import taxes, interest billed to customers, and shipping and handling costs billed to customers.  Revenue excludes value-added taxes or other sales taxes and includes any applicable deductions for returns and allowances, yarn claims, and discounts.

Cost of Sales.  The major components of cost of sales are: (a) materials and supplies, (b) labor, utility and overhead costs associated with the manufactured products, (c) cost of products purchased for resale, (d) charges or credits associated with inventory reserves, (e) shipping, handling and warehousing costs, (f) research and development costs, and (g) all other costs related to production activities.

Shipping, Handling and Warehousing Costs.  Shipping, handling and warehousing costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company to its customers.

Research and Development.  Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs.  The cost of research and development is charged to expense as incurred.  Research and development costs were as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Research and developments costs	$4,764	$4,145	$3,591

Selling, General and Administrative Expenses.  The major components of SG&A expenses are (a) cost of the Company’s sales force and marketing efforts, as well as commissions and credit insurance, (b) costs of maintaining the Company’s general and administrative support functions including executive management, information technology, human resources, legal, and finance, (c) amortization of intangible assets, and (d) all other costs required to be classified as SG&A expenses.

Advertising. Advertising costs are expensed as incurred and included in SG&A expenses.  The Company’s advertising expenses include spending for items such as branding efforts, promotional items, trade shows and other programs.  Advertising costs were as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Advertising costs	$1,811	$1,489	$1,092

Restructuring Charges.  Restructuring charges for the relocation of equipment, disposal costs, and other exit costs are expensed as incurred.

Self Insurance.  The Company self-insures certain risks such as employee healthcare claims.  Reserves for incurred but not reported healthcare claims are estimated using historical data, the timeliness of claims processing, medical trends, inflation and any changes, if applicable, in the nature or type of the plan.

Contingencies.  At any point in time, the Company may be a party to various pending legal proceedings, claims or environmental actions.  Accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amount of loss can be reasonably estimated.  Any amounts accrued are not discounted.  Legal costs such as outside counsel fees and expenses are charged to expense as incurred.

3. Recent Accounting Pronouncements
There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

4. Acquisition of Controlling Interest in Repreve Renewables, LLC
In April 2010, the Company entered into an agreement with two other unaffiliated entities to form Repreve Renewables, LLC (“Renewables”) and received a 40% membership interest for its $4,000 contribution.  Renewables is a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass feedstock intended for use as a fuel in the production of energy as well as to provide value added processes for cultivating, harvesting or using biomass crops.  Renewables has the exclusive license to commercialize FREEDOM® Giant Miscanthus (“FGM”).  FGM is a miscanthus grass strain, which is a C4 plant that was developed by Mississippi State University to be a dedicated energy crop with high biomass yield from minimal input requirements.  Renewables’ success will depend in part on its ability to license individual growers to produce FGM and to sell feedstock to those growers.  The Company’s investment in Renewables is anticipated to provide a unique revenue stream and support its strategy to grow the REPREVE® brand and related sustainability initiatives.

On October 6, 2011, the Company and one other existing Renewables member each acquired an additional 20% membership interest for $500 from the third Renewables member.  The additional membership interest purchased by the Company was financed with available cash.  Using the amounts paid per membership unit in the October 6th transaction as a basis, (a Level 1 input), the Company determined that the acquisition date fair value of Renewables was $2,500.  This resulted in the Company’s previously held 40% equity interest being valued at $1,000.  As a result of remeasuring its existing 40% interest to this estimated fair value, the Company recorded a non-operating loss of $3,656 during the quarter ended December 25, 2011.

Fair value of consideration transferred	$500
Fair value of the previously held equity interest	1,000
1,500
Fair value of the non-controlling interest	1,000
Total fair value of Renewables	$2,500
Fair value of previously held equity interest	$1,000
Less: Investment in Renewables	(4,656)
Write-down of previously held equity interest in Renewables	$(3,656)

The total fair value of Renewables was allocated to the tangible assets, liabilities and intangible assets acquired as follows:
Cash	$144
Inventories	45
Other current assets	197
Biomass foundation and feedstock	1,611
Property, plant and equipment	114
Intangible assets	536
Total assets	2,647
Current liabilities	(147)
Total net assets acquired	$2,500

The intangible assets acquired and their respective estimated average remaining useful lives over which each asset will be amortized on a straight line basis are as follows:
	Amortization Period (years)	Estimated Value
Non-compete agreements	5	$243
License to grow FGM	8	261
Sub-licenses	4	32
Total		$536

The acquisition of the additional 20% membership interest has given the Company a 60% membership interest in Renewables.  Beginning with the second quarter of fiscal year 2012, the Company’s consolidated financial statements include the financial position and results of operations of Renewables. Prior to the acquisition, the Company’s share of Renewables’ losses were recorded as Equity in earnings of unconsolidated affiliates.  As Renewables is a development stage enterprise and has no revenues and limited operating activities, the results of Renewables’ operations since the acquisition are presented within Other operating expense (income), net in the Consolidated Statements of Income.

Renewables’ operating expenses are funded through contributions from its members.  Since October 6, 2011, the Company has received $920 in contributions from its non-controlling interest.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

5. Receivables, net
Receivables, net consist of the following:
	June 24, 2012	June 26, 2011
Customer receivables	$100,818	$100,893
Allowance for uncollectible accounts	(1,118)	(1,147)
Reserves for yarn quality claims	(939)	(1,101)
Net customer receivables	98,761	98,645
Related party receivables	111	512
Other receivables	364	658
Total receivables, net	$99,236	$99,815
Other receivables consist primarily of receivables for duty drawback, interest and vendor refunds due to the Company.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:
	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 28, 2009	$(3,589)	$(1,213)
Charged to costs and expenses	(123)	(2,038)
Charged to other accounts	46	321
Deductions	1,791	1,268
Balance at June 27, 2010	$(1,875)	$(1,662)
Charged to costs and expenses	304	(1,156)
Charged to other accounts	46	401
Deductions	378	1,316
Balance at June 26, 2011	$(1,147)	$(1,101)
Charged to costs and expenses	(211)	(1,390)
Charged to other accounts	117	23
Deductions	123	1,529
Balance at June 24, 2012	$(1,118)	$(939)

Amounts charged to costs and expenses for the allowance for uncollectible accounts are reflected in the Provision (benefit) for bad debts.  For the allowance for uncollectible accounts, deductions represent amounts written off which were deemed to not be collectible, net of any recoveries.  Amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction of Net sales.  For the reserve for yarn quality claims, deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences.  Amounts charged to other accounts primarily include the impact of translating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. dollar.

6.  Inventories
Inventories consist of the following:
	June 24, 2012	June 26, 2011
Raw materials	$43,296	$52,387
Supplies	5,169	6,016
Work in process	6,604	7,000
Finished goods	59,659	74,399
Gross inventories	114,728	139,802
Inventory reserves	(1,978)	(4,919)
Total inventories	$112,750	$134,883

The cost for the majority of the Company’s inventories is determined using the FIFO method.  Certain foreign inventories of $35,145 and $43,734 as of June 24, 2012 and June 26, 2011, respectively, were valued under the average cost method.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

7. Other Current Assets
Other current assets consist of the following:
	June 24, 2012	June 26, 2011
Value added taxes receivable	$2,495	$3,331
Vendor deposits	2,076	921
Prepaid expenses	1,753	1,282
Assets held for sale	341	—
Other	57	57
Total other current assets	$6,722	$5,591

Value added taxes receivable are recoverable taxes associated with the sales and purchase activities of the Company’s foreign operations.  Vendor deposits primarily relate to down payments made towards the purchase of raw materials from Asia.  Prepaid expenses consist of advance payments for insurance, public exchange and rating services, professional fees, membership dues, subscriptions and information technology services.  Other includes non-income related tax payments and miscellaneous employee advances.

During the quarter ending June 24, 2012, the Company consolidated certain of its distribution centers and closed its nylon warehouse located in Fort Payne, Alabama.  The Company has listed the warehouse, land and improvements for sale.  As the expected fair value was greater than the associated carrying value, no impairment charges were recorded.

8.  Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:
	June 24, 2012	June 26, 2011
Land	$3,095	$3,454
Land improvements	11,426	11,400
Buildings and improvements	146,232	151,503
Assets under capital lease	9,520	9,520
Machinery and equipment	530,319	545,260
Computers, software and office equipment	16,350	19,585
Transportation equipment	4,722	5,162
Construction in progress	1,774	4,583
Gross property, plant and equipment	723,438	750,467
Less: accumulated depreciation	(587,146)	(590,878)
Less: accumulated amortization – capital lease	(9,202)	(8,562)
Total property, plant and equipment, net	$127,090	$151,027

Internal software development costs within PP&E consist of the following:
	June 24, 2012	June 26, 2011
Internal software development costs	$2,014	$1,900
Accumulated amortization	(1,804)	(1,568)
Net internal software development costs	$210	$332

Depreciation expense, internal software development costs amortization, repairs and maintenance expenses and capitalized interest were as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Depreciation expense	$23,650	$22,671	$22,376
Internal software development costs amortization	236	368	468
Repair and maintenance expenses	16,270	18,638	16,738
Capitalized interest	—	—	318

9.  Intangible Assets, Net
Intangible assets, net consist of the following:
	June 24, 2012	June 26, 2011
Customer list	$22,000	$22,000
Non-compete agreements	4,243	4,000
Licenses	293	—
Total intangible assets, gross	26,536	26,000

Accumulated amortization - customer list	(14,156)	(12,134)
Accumulated amortization - non-compete agreements	(2,581)	(2,254)
Accumulated amortization - licenses	(28)	—
Total accumulated amortization	(16,765)	(14,388)
Total intangible assets, net	$9,771	$11,612

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

In fiscal year 2007, the Company purchased the texturing operations of Dillon Yarn Corporation (“Dillon”) which are included in the Company’s Polyester segment.  The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition.  Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined.  The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life.  The Dillon non-compete agreements, which were extended during the current period, are amortized using the straight line method over the periods currently covered by the agreements.  The amortization expense is included within the Polyester segment’s depreciation and amortization expense.

During the second quarter of fiscal year 2012, the Company acquired a controlling interest in Renewables.  The non-compete agreement acquired is being amortized using the straight line method over the five year term of the agreement.  The licenses acquired are being amortized using the straight line method over the estimated useful lives of four to eight years.

Amortization expense for intangible assets consists of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Customer list	$2,022	$2,174	$2,992
Non-compete agreements	327	349	476
Licenses	28	—	—
Total amortization expense	$2,377	$2,523	$3,468

The following table presents the expected intangible asset amortization for the next five fiscal years:
	2013	2014	2015	2016	2017
Customer list	$1,837	$1,481	$1,215	$969	$836
Non-compete agreements	313	313	313	313	277
Licenses	38	38	38	34	30
Total intangible amortization	$2,188	$1,832	$1,566	$1,316	$1,143

10.   Other Non-Current Assets
Other non-current assets consist of the following:
	June 24, 2012	June 26, 2011
Long-term deposits	$5,151	$5,709
Debt financing fees	2,870	3,245
Biomass foundation and feedstock	1,794	—
Other	507	456
Total other non-current assets	$10,322	$9,410

Long-term deposits consist primarily of deposits with a domestic utility company and value added tax deposits.  Biomass foundation and feedstock represents bioenergy foundation and feedstock currently being or expected to be, propagated by Renewables.  Other consists primarily of premiums on a split dollar life insurance policy which represents the value of the Company’s right of return on premiums paid for a retiree owned insurance contract which matures in 2015.

11. Accrued Expenses
Accrued expenses consist of the following:
	June 24, 2012	June 26, 2011
Payroll and fringe benefit costs	$9,026	$11,119
Utilities	2,540	2,237
Interest	398	1,900
Property taxes	842	885
Retiree medical liability	138	202
Derivative instruments	—	2
Asset retirement obligation	125	—
Other	1,333	1,150
Total accrued expenses	$14,402	$17,495

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

The Company has recorded an asset retirement obligation associated with the reclamation and removal costs related to a leased location in its Polyester segment.  Other accruals consist primarily of sales taxes, workers compensation and other employee related claims, marketing expenses, freight expenses, rent and other non-income related taxes.  The decreased accrual for payroll and fringe benefits is primarily due to the timing associated with payment of awards previously earned and the amounts expected to be earned under variable compensation programs.  The decreased accrual for interest is due to the Company’s recent debt refinancing as discussed below in “Footnote 12. Long-Term Debt”.

12.  Long-Term Debt
Long-term debt consists of the following:
	June 24, 2012	June 26, 2011
Notes payable	$—	$133,722
First Amended Credit Agreement revolving credit facility	—	34,600
ABL Revolver	51,000	—
ABL Term Loan	50,000	—
Term B Loan	20,515	—
Capital lease obligation	37	342
Total debt	121,552	168,664
Current portion of long-term debt	(7,237)	(342)
Total long-term debt	$114,315	$168,322

Notes Payable
On May 26, 2006, the Company issued $190,000 of 11.5% senior secured notes (“2014 notes”) due May 15, 2014.  The 2014 notes were guaranteed on a senior, secured basis by each of the Company’s existing and future restricted domestic subsidiaries.

First Amended Credit Agreement Revolving Credit Facility
Concurrent with the issuance of the 2014 notes, the Company amended its then existing senior secured asset-based revolving credit facility (“Amended Credit Agreement”).  On September 9, 2010, the Company and the Subsidiary Guarantors (as co-borrowers) entered into the First Amendment to the Amended and Restated Credit Agreement (“First Amended Credit Agreement”) with Bank of America, N.A. (as both Administrative Agent and Lender).  The First Amended Credit Agreement provided for a revolving credit facility of $100,000 that was scheduled to mature on September 9, 2015.  However, if the 2014 notes had not been paid in full on or before February 15, 2014, the maturity date of the Company’s revolving credit facility would have been automatically adjusted to February 15, 2014.

Debt Refinancing
On May 24, 2012, the Company entered into a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A.  The ABL Facility consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”).  Wells Fargo serves as the administrative agent, sole lead arranger and sole book runner.  In addition, the Company entered into a $30,000 term loan (“Term B Loan”) with MacKay Shields LLC, a Delaware limited liability company, solely in its capacity as investment advisor or subadviser with investment authority for certain discretionary client accounts.  Wilmington Trust National Association (“Wilmington Trust”) serves as the administrative agent under the Term B Loan.  The purpose of the new ABL Facility and the Term B Loan was to, among other things, refinance the Company’s existing indebtedness including the redemption of the 2014 notes and to repay in full amounts borrowed under, and terminate, the First Amended Credit Agreement.  On May 24, 2012, the Company redeemed in full the $123,722 remaining principal amount of the outstanding 2014 notes at par and repaid amounts borrowed under, and terminated, the First Amended Credit Agreement, which had an outstanding principal balance of $35,000.  The ABL Facility and the Term B Loan each have a maturity date of May 24, 2017.  The Company has the ability to request that the borrowing capacity of the ABL Revolver be increased to as much as $150,000, at the discretion of the participating lenders.

ABL Facility
The ABL Facility is secured by a first-priority perfected security interest in substantially all owned or hereafter acquired property and assets, together with all proceeds and products thereof, of the Company, Unifi Manufacturing, Inc. and its subsidiary guarantors (the “Loan Parties”) other than the assets to which the Loan Parties have a second-priority lien.  It is also secured by a first priority perfected security interest in all of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties; provided, that only 65% of the stock of (or other ownership interests in) first tier controlled foreign corporations are pledged, together with all proceeds and products thereof.  The ABL Facility is further secured by a second-priority lien on the Company’s indirect limited liability company membership interest in Parkdale America, LLC (“PAL”).

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

The ABL Facility includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type.  Should excess availability under the ABL Revolver fall below the greater of $10,000 or 15% of maximum availability, an ABL Facility financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective.  In addition, the ABL Facility contains certain restricted payment and restricted investment provisions, including a restriction on the payment of dividends and share repurchases, unless excess availability is greater than $20,000 for the entire thirty day period prior to the making of such a distribution or excess availability is greater than $10,000 for the entire thirty day period prior to the making of such a distribution and the fixed charge coverage ratio for the most recent twelve month period (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period) is at least 1.0 to 1.0.  As of June 24, 2012, the Company had a fixed charge coverage ratio of 1.43 and was in compliance with all financial covenants.

The Company’s ability to borrow under the ABL Revolver will be limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations.  ABL Revolver borrowings bear interest at the London Interbank Offer Rate (the “LIBOR Rate”) plus an applicable margin of 1.75% to 2.25% or the Base Rate plus an applicable margin of 0.75% to 1.25% with interest currently being paid on a monthly basis.  The applicable margin is based on the average quarterly excess availability under the ABL Revolver.  The Base Rate means the greatest of (i) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, (ii) the Federal Funds Rate plus 0.5%, and (iii) the LIBOR rate plus 1.0%.  There is also an unused line fee under the ABL Revolver of 0.25% to 0.375% of the unused line amount which is paid monthly.

The Company has $2,175 of standby letters of credit at June 24, 2012, none of which have been drawn upon. As of June 24, 2012, the Company had $37,122 of excess availability under the ABL Revolver.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.  The weighted average interest rate for the ABL Revolver as of June 24, 2012, including the effects of all interest rate swaps, was 3.4%.

The ABL Term Loan bears interest at LIBOR plus an applicable margin of 2.25% to 2.75% or the Base Rate plus an applicable margin of 1.25% to 1.75% depending upon the Company’s level of excess borrowing availability with interest currently being paid on a monthly basis.  The weighted average interest rate for the ABL Term Loan as of June 24, 2012, including the effects of all interest rate swaps, was 3.3%.  The ABL Term Loan will be repaid in quarterly scheduled principal installments of $1,800 commencing on September 1, 2012 and a balloon payment of $14,000 in May 2017.  The ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion, subject to the provisions of the Intercreditor Agreement.

Term B Loan
The Term B Loan is secured by a first-priority lien on the Company’s limited liability company membership interest in PAL and a second-priority lien on the ABL Facility first-priority collateral described above.  Wells Fargo and Wilmington Trust entered into an Intercreditor Agreement (“Intercreditor Agreement”) on May 24, 2012 which confirmed the relative priority of their respective security interests.  The Term B Loan also contains representations and warranties, affirmative and negative covenants and events of default comparable to those included in the ABL Facility.

The Term B Loan bears interest at LIBOR plus 7.50% (with a LIBOR floor of 1.25%) with interest payable monthly.  The Term B Loan does not amortize and prepayments are only required if after-tax distributions from PAL are received by the Company (100% of such distributions up to the first $3,000 per calendar year and 50% thereafter), the Company sells all or any part of its membership interest in PAL or under certain other circumstances specified within the Intercreditor Agreement.  The Company may prepay the Term B Loan at any time subject to the Intercreditor Agreement, in whole or in part, with a call premium of 3% during the first year, 2% during the second year, 1% during the third year and at par thereafter.

Optional and Mandatory Prepayments
On June 8, 2012, the Company made a $6,000 optional prepayment of the Term B Loan and recorded a $311 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.  On June 13, 2012, the Company made a $3,485 mandatory prepayment of the Term B Loan due to the receipt of a PAL after-tax distribution and recorded a $180 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents the scheduled maturities of the Company’s long-term debt on a fiscal year basis:
	2013	2014	2015	2016	2017	Thereafter
Scheduled debt maturities	$7,237	$7,200	$7,200	$7,200	$92,715	$—

Debt Financing Fees
Debt financing fees are classified within other non-current assets and consist of the following:
	June 24, 2012	June 26, 2011
Balance at beginning of year	$3,245	$3,585
Amounts paid related to debt refinancing	3,127	825
Amortization charged to interest expense	(871)	(415)
Amounts charged to extinguishment of debt due to refinancing	(2,250)	—
Amounts charged to extinguishment of debt due to prepayments	(381)	(750)
Balance at end of year	$2,870	$3,245

Amortization of the debt financing fees is classified within Interest expense and consists of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Amortization of debt financing fees	$871	$415	$1,104

The components of Loss (gain) on extinguishment of debt consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Prepayment premium (discount) for 2014 notes	$288	$2,587	$(65)
Prepayment premium for Term B Loan	284	—	—
	572	2,587	(65)

Non-cash charges due to refinancing	2,250	—	—
Non-cash charges due to prepayments	381	750	11
Loss (gain) on extinguishment of debt	$3,203	$3,337	$(54)

Subsequent Events
On June 25, 2012, the Company provided notice that it would make a $4,515 optional prepayment of the Term B Loan.  This prepayment was subsequently completed on July 2, 2012, and the Company recorded a $232 charge for the early extinguishment of debt in the September 2012 quarter related to the 3% call premium and the associated write-off of debt financing fees.

13.  Other Long-Term Liabilities
Other long-term liabilities consist of the following:
	June 24, 2012	June 26, 2011
Supplemental post-employment plan	$2,195	$1,866
Derivative instruments	1,015	408
Other	1,622	1,733
Total other long-term liabilities	$4,832	$4,007
Other includes certain domestic retiree and post-employment medical liabilities, tax contingencies and certain non-income related taxes associated with the Company’s foreign subsidiaries.

The Company maintains an unfunded supplemental post-employment plan for certain management employees.  Each participant’s account is credited annually based upon a percentage of their base salary with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index.  Amounts are paid to participants only after termination of their employment.  The following table presents the expense recorded within SG&A expenses for this plan:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Supplement post-employment plan expenses	$394	$519	$431

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)
14. Income Taxes
The components of income (loss) before income taxes consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
United States	$3,010	$14,737	$(4,399)
Foreign	5,839	17,685	22,770
	$8,849	$32,422	$18,371

The components of the (Benefit) provision for income taxes consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Current:
Federal	$457	$3	$(48)
State	69	—	—
Foreign	4,549	6,844	8,325
	5,075	6,847	8,277
Deferred:
Federal	(2,733)	—	—
State	(3,285)	—	—
Foreign	(1,036)	486	(591)
	(7,054)	486	(591)
(Benefit) provision for income taxes	$(1,979)	$7,333	$7,686

The significant components of the Company’s deferred tax assets and liabilities consist of the following:
	June 24, 2012	June 26, 2011
Deferred tax assets:
Investments in unconsolidated affiliates	$9,109	$11,918
State tax credits	343	510
Accrued liabilities and valuation reserves	4,523	4,629
Net operating loss carryforwards	10,135	19,828
Intangible assets	6,961	7,797
Foreign tax credits	2,588	9,757
Incentive compensation plans	2,574	1,784
Other items	3,112	3,052
Total gross deferred tax assets	39,345	59,275
Valuation allowance	(13,911)	(30,164)
Net deferred tax assets	25,434	29,111

Deferred tax liabilities:
Property, plant and equipment	9,218	13,006
Unremitted foreign earnings	7,109	12,264
Other	804	2,421
Total deferred tax liabilities	17,131	27,691
Net deferred tax asset	$8,303	$1,420

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment.

At the beginning of the fourth quarter of fiscal year 2012, the Company’s valuation allowance related primarily to its deferred tax assets for domestic federal and state net operating loss carryforwards, equity investments and foreign tax credit carryovers and foreign net operating loss carryforwards and equity investments.  The Company’s domestic operations have experienced positive operating results in recent years (for both reported book and taxable income amounts) and the Company projects taxable income for future years due, in part, to the expected reductions in interest expense as a result of the recently completed debt refinancing.  The Company will need to generate future taxable income of $21,826 prior to the expiration of the federal net operating loss carryforwards in 2030 in order to fully realize the domestic deferred tax assets.  During the fourth quarter of fiscal year 2012, the Company concluded that its cumulative profitability in recent years and projected future taxable income provided sufficient positive evidence that future tax benefits related to $6,256 of its domestic deferred tax assets will more likely than not be realized and the Company recorded a reduction to the valuation allowance.  Of this amount, $6,017 was recorded as a benefit for deferred income taxes as a component of net income and $239 was recorded as a component of other comprehensive income.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

The balances and activity for the Company’s deferred tax valuation allowance are as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Balance at beginning of the year	$(30,164)	$(39,988)	$(40,118)
Charged to costs and expenses	15,847	8,815	(3,574)
Charged to other accounts	239	—	—
Deductions	167	1,009	3,704
Balance at end of year	$(13,911)	$(30,164)	$(39,988)

As of June 24, 2012, the Company’s valuation allowance includes $11,194 for reserves against certain domestic deferred tax assets primarily related to equity investments and foreign tax credit carryforwards as well as $2,717 for reserves against certain deferred tax assets of the Company’s foreign subsidiaries that are primarily related to net operating loss carryforwards and equity investments.

During fiscal year 2012, the Company’s valuation allowance declined $16,253.  This decrease consists of the $6,256 reduction discussed above, $11,242 primarily due to the utilization of domestic federal and state net operating loss carryforwards during the year, partially offset by $1,245 related to certain foreign equity investments.  In fiscal year 2011, the valuation allowance decreased $9,824 primarily as a result of the decrease in temporary differences, the effects of the change in the indefinite reinvestment assertion, and the utilization of federal net operating loss carryforwards.  In fiscal year 2010, the valuation allowance decreased $130 primarily as a result of a decrease in temporary differences and the expiration of state income tax credit carryforwards which were offset by an increase in federal net operating loss carryforwards.

During fiscal year 2011, the Company changed its indefinite reinvestment assertion related to approximately $26,630 of the earnings and profits held by Unifi do Brazil, Ltda. (“UDB”).  During fiscal year 2012, the Company increased its indefinite reinvestment assertion by $17,040 and subsequently reduced the assertion by $23,359 for dividends received from UDB.  At the end of fiscal year 2012, the Company has plans to repatriate $20,311 of future cash flows generated from its operations in Brazil and has established a deferred tax liability of $7,109 to reflect the additional income tax that would be due as a result of these plans.  As of June 24, 2012, the $74,783 of undistributed earnings of the Company’s foreign subsidiaries is deemed to be permanently invested and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings.  If these earnings had not been permanently reinvested, deferred taxes of approximately $26,174 would have been recognized.

The provision for income taxes computed by applying the federal statutory tax rate as reconciled to the actual (benefit) provision for income taxes is as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.5	1.1	(0.4)
Foreign income taxed at different rates	(7.3)	(1.2)	(5.6)
Repatriation of foreign earnings	71.6	6.3	8.4
Unremitted foreign earnings, net of foreign tax credit	54.2	11.9	—
North Carolina investment tax credit expiration	0.3	2.8	5.2
Change in valuation allowance	(180.2)	(34.8)	(0.4)
Nondeductible expenses and other	3.5	1.5	(0.4)
Effective tax rate	(22.4%)	22.6%	41.8%

The Company’s effective tax rate for the year ended June 24, 2012 was significantly impacted by the decrease in the valuation allowance due to the $6,017 reversal and the utilization of federal and state net operating loss carryforwards during the year, partially offset by the current year repatriation of foreign earnings as well as the tax effect of changes in future repatriation plans.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

As of June 24, 2012, the Company has $21,038 of federal net operating loss carryforwards and $36,778 of state net operating loss carryforwards that may be used to offset future taxable income.  In addition, the Company has $2,588 of foreign tax credit carryforwards (of which $1,680 are offset by valuation allowances), $167 of federal tax credit carryforwards and $185 of North Carolina investment tax credit carryforwards.  These carryforwards, if unused, will expire as follows:
Federal net operating loss carryforwards	2029	through	2030
State net operating loss carryforwards	2013	through	2032
Foreign tax credit carryforwards	2021
Federal tax credit carryforwards	2022	through	2032
North Carolina investment tax credit carryforwards	2013	through	2016

The Company also has an alternative minimum tax credit carryforward of approximately $541 for federal income tax purposes that does not expire.

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Balance at beginning of the year	$775	$374	$2,167
Gross increases related to current period tax positions	6	22	—
Gross increases related to tax positions in prior periods	400	379	—
Gross decreases related to settlements with tax authorities	—	—	—
Gross decreases related to lapse of applicable statute of limitations	(27)	—	(1,793)
Balance at end of year	$1,154	$775	$374

Recognition of $1,154 of previously unrecognized tax benefits would have an impact on the Company’s effective tax rate.  Interest and penalties recognized by the Company within income tax expense were $9, $552 and $0 for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, respectively.  The Company has $561 and $552 accrued for interest and/or penalties related to uncertain tax positions as of June 24, 2012 and June 26, 2011, respectively.

The Company and its domestic subsidiaries file a consolidated federal income tax return as well as income tax returns in numerous state and foreign jurisdictions.  The tax years subject to examination vary by jurisdiction.  The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient.  Currently, the Company is subject to income tax examinations for U.S. federal income taxes for fiscal years 2006 through 2012, for foreign income taxes for tax years 2002 through 2012, and for state and local income taxes for tax years 2002 through 2012.   During the fourth quarter of fiscal year 2012, the Internal Revenue Service notified the Company of its intent to audit the 2010 tax year.

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

16. Stock Based Compensation
On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”). The 2008 LTIP authorized the issuance of up to 2,000 shares of common stock pursuant to the grant or exercise of stock options, including incentive stock options, non-qualified stock options and restricted stock, but not more than 1,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant.  The 2008 LTIP replaced the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 LTIP”), however, prior grants outstanding under the 1999 LTIP remain subject to that plan’s provisions.

Stock options subject to service conditions
During fiscal year 2012, the Compensation Committee of the Board (“Compensation Committee”) authorized, and the Company issued, 127 stock options under the 2008 LTIP to certain key employees.  The stock options vest ratably over the required three year service period and have ten year contractual terms.  The exercise price of the options was $12.47 per share.  The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $7.88 per share.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

There were no options granted during fiscal year 2011.

During fiscal year 2010, the Compensation Committee authorized, and the Company issued, 567 stock options under the 2008 LTIP to certain key employees and certain members of the Board.  The stock options vest ratably over the required three year service period and have ten year contractual terms.  The exercise price of the options was $5.79 per share.  The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $3.34 per share.

For options granted, the valuation models used the following assumptions:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Expected term (years)	6.3	—	5.5
Interest rate	2.0%	—	2.8%
Volatility	68.2%	—	63.6%
Dividend yield	—	—	—

The Company uses historical data to estimate the expected life, volatility and estimated forfeitures.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the Company’s non-vested shares related to options subject to service conditions as of June 24, 2012, and changes during the current fiscal year is as follows:
	Under the 1999 LTIP	Under the 2008 LTIP	Total Shares	Weighted Average Grant Date Fair Value
Non-vested at June 26, 2011	—	373	373	$3.34
Granted	—	127	127	$7.88
Vested	—	(186)	(186)	$3.34
Forfeited	—	(2)	(2)	$3.31
Non-vested at June 24, 2012	—	312	312	$5.19

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to service conditions for selected price ranges as of June 24, 2012:
			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$5.73	-	$10.00	833	$6.72	5.7	648	$6.99
$10.01	-	$20.00	179	$11.92	7.5	52	$10.59
$20.01	-	$29.79	4	$21.13	1.5	4	$21.13
Totals			1,016	$7.70	6.0	704	$7.34

At June 24, 2012, the remaining unrecognized compensation cost related to the unvested stock options subject to service conditions was $443 which is expected to be recognized over a weighted average period of 2.0 years.

Stock options subject to market conditions
There were no options granted during fiscal years 2012, 2011 and 2010 that contained market condition vesting provisions. A summary of the Company’s non-vested shares related to options subject to market conditions as of June 24, 2012, and changes during the current fiscal year is as follows:
	Under the 1999 LTIP	Under the 2008 LTIP	Total Shares	Weighted Average Grant Date Fair Value
Non-vested at June 26, 2011	494	83	577	$5.66
Granted	—	—	—	$—
Vested	—	—	—	$—
Forfeited	—	(10)	(10)	$7.47
Non-vested at June 24, 2012	494	73	567	$5.63

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock has been at least $18, $24 or $30 per share (depending on the terms of the specific award) for thirty consecutive trading days.

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to market conditions, for selected price ranges as of June 24, 2012:
			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$8.00	-	$10.00	494	$8.15	5.3	—	$—
$10.01	-	$12.48	73	$12.48	6.4	—	$—
Totals			567	$8.71	5.5	—	$—

The remaining unrecognized compensation cost related to the stock options subject to market conditions at June 24, 2012 was nil.

The stock option activity for the fiscal year ended June 24, 2012 for all plans and all vesting conditions is as follows:
	Options Outstanding	Weighted Average Exercise Price
Shares under option at June 26, 2011	1,692	$9.62
Granted	127	$12.47
Exercised	(10)	$7.24
Expired	(214)	$22.78
Forfeited	(12)	$11.35
Shares under option at June 24, 2012	1,583	$8.06

For the fiscal years ended June 24, 2012 and June 26, 2011, the total intrinsic value of options exercised was $40 and $155, respectively. The amount of cash received from the exercise of options was $71 and $146 for the fiscal years ended June 24, 2012 and June 26, 2011, respectively. There were no options exercised in fiscal year 2010. The tax benefit realized from stock options exercised was not material for all periods presented.

The following table presents certain required stock option information for awards granted under the 2008 LTIP and the 1999 LTIP as of and for the year ended June 24, 2012:
Number of options vested and expected to vest	1,568
Weighted average price of options vested and expected to vest	$8.08
Intrinsic value of options vested and expected to vest	$6,285
Weighted average remaining contractual term of options vested and expected to vest (years)	5.8

Number of options exercisable as of June 24, 2012	704
Weighted average exercise price for options currently exercisable	$7.34
Intrinsic value of options currently exercisable	$3,178
Weighted average remaining contractual term of options currently exercisable (years)	5.2

Restricted stock units – non-employee directors
During fiscal year 2012, the Board authorized, and the Company issued, 49 restricted stock units (“RSUs”) under the 2008 LTIP to the Company’s non-employee directors.  The RSUs became fully vested on the grant date.  The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock.  The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board.  The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan.  The Company estimated the fair value of the award to be $9.10 per RSU based on the fair value of the Company’s common stock at the award grant date.

During fiscal year 2011, the Board authorized, and the Company issued, 25 RSUs under the 2008 LTIP to the Company’s non-employee directors.  The RSUs were subject to a thirteen month vesting period.  The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board.  The Company estimated the fair value of the award to be $13.89 per RSU based on the fair value of the Company’s common stock at the award grant date.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

A summary of the Company’s RSUs issued to non-employee directors and changes during the current fiscal year consist of the following:
	Units	Weighted Average Grant Date Fair Value
Non-vested at June 26, 2011	21	$13.89
Granted	49	$9.10
Vested	(70)	$10.56
Forfeited	—	$—
Non-vested at June 24, 2012	—	$—

The remaining unrecognized compensation cost related to the unvested RSUs at June 24, 2012 is nil.

Restricted stock units – key employees
During fiscal year 2012, the Compensation Committee authorized, and the Company issued, 64 RSUs from the 2008 LTIP to certain key employees.  The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs vest ratably over a three year period.  The RSUs will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service.  If after July 27, 2012 and prior to the final vesting date the grantee has a separation from service without cause, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee.  The Company estimated the grant-date fair value of the award to be $12.47 per RSU based on the fair value of the Company’s stock at the award grant date.

A summary of the Company’s RSUs issued to key employees and changes during the current fiscal year consist of the following:
	Units	Weighted Average Grant Date Fair Value
Non-vested at June 26, 2011	—	$—
Granted	64	$12.47
Vested	—	$—
Forfeited	—	$—
Non-vested at June 24, 2012	64	$12.47

The remaining unrecognized compensation cost related to the unvested RSUs at June 24, 2012 is $78, which is expected to be recognized over a weighted average period of 0.1 years.

During fiscal year 2011, the total intrinsic value of all RSU’s converted to shares of Company stock was $70.  There were no RSU’s converted during fiscal year 2012 or during fiscal year 2010.

The following table presents certain required information for RSU’s granted under the 2008 LTIP as of June 24, 2012:
Number of RSU’s expected to vest	64
Weighted average price of RSU’s expected to vest	$—
Intrinsic value of RSUs expected to vest	$761
Weighted average remaining contractual term of RSU’s expected to vest	—

Summary:
The total cost charged against income related to all stock based compensation arrangements was as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Stock options subject to service conditions	$774	$594	$1,014
Stock options subject to market conditions	—	47	1,110
RSUs issued to non-employee directors	566	234	—
RSUs issued to key employees	714	—	—
Total compensation cost	$2,054	$875	$2,124

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

The total income tax benefit recognized for stock based compensation was not material for all periods presented.

As of June 24, 2012, total unrecognized compensation costs related to all unvested stock based compensation arrangements was $521.  The weighted average period over which these costs are expected to be recognized is 1.7 years.

As of June 24, 2012, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:
Authorized under the 2008 LTIP	2,000
Less: Market condition options granted	(93)
Less: Service condition options granted	(694)
Less: RSUs granted to non-employee directors	(75)
Less: RSUs granted to key employees	(64)
Plus: Options forfeited	27
Plus: RSUs forfeited	-
Available for issuance under the 2008 LTIP	1,101

17. Defined Contribution Plan
The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), an existing 401(k) defined contribution plan, which covers eligible domestic salary and hourly employees. Under the terms of the DC Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions.  In March 2009, the Company suspended its match due to economic conditions and in January 2010, the Company reinstated its matching contributions.

The following table presents the employer contribution expense related to the DC Plan incurred each year:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Matching contribution expense	$2,012	$2,100	$895

18.  Accumulated Other Comprehensive Income
The components and the changes in Accumulated other comprehensive income, net of tax as applicable, consist of the following:
	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at June 27, 2010	$10,128	$-	$10,128
Other comprehensive income (loss) activity	14,702	(1,054)	13,648
Balance at June 26, 2011	24,830	(1,054)	23,776
Other comprehensive income (loss) activity	(22,813)	(935)	(23,748)
Balance at June 24, 2012	$2,017	$(1,989)	$28

Derivative financial instruments includes $1,214 and $646 for losses on cash flow hedges related to one of the Company’s unconsolidated affiliates at June 24, 2012 and June 26, 2011, respectively.  The cumulative tax benefit on derivative financial instruments was $239 and $0 at June 24, 2012 and June 26, 2011, respectively.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

19.  Computation of Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) was as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Basic EPS
Net income attributable to Unifi, Inc.	$11,491	$25,089	$10,685
Weighted average common shares outstanding	20,088	20,065	20,325
Basic EPS	$0.57	$1.25	$0.53

Diluted EPS
Net income attributable to Unifi, Inc.	$11,491	$25,089	$10,685
Weighted average common shares outstanding	20,088	20,065	20,325
Net potential common share equivalents – stock options and RSUs	306	420	147
Adjusted weighted average common shares outstanding	20,394	20,485	20,472
Diluted EPS	$0.56	$1.22	$0.52

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	184	221	284

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	567	577	583

The calculation of earnings per common share is based on the weighted average number of the Company’s common shares outstanding for the applicable period.  The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.  Common share equivalents where the exercise price is above the average market price are excluded in the calculation of diluted earnings per common share.

20.   Derivative Financial Instruments
The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  The Company does not enter into derivative contracts for speculative purposes.

Interest rate swaps
On February 15, 2011, the Company entered into a twenty-seven month, $25,000 interest rate swap with Bank of America, N.A. to provide a hedge against the variability of cash flows (monthly interest expense payments) on the first $25,000 of LIBOR-based variable rate borrowings under the Company’s prior revolving credit facility.  The interest rate swap allows the Company to fix the LIBOR rate at 1.39% and terminates on May 17, 2013.  On August 5, 2011, the Company entered into a twenty-one month, $10,000 interest rate swap to provide a hedge against the variability of cash flows related to additional variable rate borrowings under the revolving credit facility.  This interest rate swap allows the Company to fix the LIBOR rate at 0.75% and terminates on May 17, 2013.  On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to additional variable rate borrowings under the Company’s new ABL Revolver and ABL Term Loan.  This interest rate swap increases to $85,000 in May 2013 (when the $25,000 and $10,000 interest rate swaps with Bank of America, N.A. terminate) and then decreases $5,000 per quarter beginning in August 2013 until the balance again reaches $50,000 in February 2015 (where it will remain through May 2017).  This interest rate swap allows the Company to fix the LIBOR rate at 1.06% and terminates on May 24, 2017.

The Company has designated these swaps as cash flow hedges and determined that they are highly effective.  At June 24, 2012, the amount of pre-tax loss recognized in Accumulated other comprehensive income for the Company’s cash flow hedge derivative instruments was $1,015.  For the fiscal year ended June 24, 2012, the Company did not reclassify any gains (losses) from Accumulated other comprehensive income to Interest expense and does not expect to do so during the next twelve months.

Foreign currency forward contracts
The Company or its subsidiaries may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency.  As of June 24, 2012, the latest maturity date for all outstanding foreign currency forward contracts is during July 2012.  These items are not designated as hedges by the Company and are marked-to-market each period and offset by the foreign exchange (gains) losses resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

The fair values of derivative financial instruments were as follows:
As of June 24, 2012:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	6,500	$497	Other Current Assets	$28
Interest rate swaps	USD	$85,000	$85,000	Other long-term liabilities	$(1,015)
As of June 26, 2011:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	9,200	$770	Accrued expenses	$(2)
Interest rate swaps	USD	$25,000	$25,000	Other long-term liabilities	$(408)

(MXN represents the Mexican Peso)

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

The fair values of the Company’s foreign exchange contracts and interest rate swaps are estimated by obtaining month-end market quotes for contracts with similar terms.

The effect of marked-to-market hedging derivative instruments was as follows:
		For the Fiscal Years Ended
Derivatives not designated as hedges:	Classification:	June 24, 2012	June 26, 2011	June 27, 2010
Foreign exchange contracts – MXN/USD	Other operating expenses, net	$(45)	$89	$101
Foreign exchange contracts – USD/$R	Other operating expenses, net	(2)	27	11
Foreign exchange contracts – EU/USD	Other operating expenses, net	—	(287)	47
Total (gain) loss recognized in income		$(47)	$(171)	$159

(EU represents the Euro; $R represents the Brazilian Real)

By entering into derivative instrument contracts, the Company exposes itself to counterparty credit risk.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting the amount of exposure to any single counterparty and regularly monitoring its market position with each counterparty.  The Company’s derivative instruments do not contain any credit risk related contingent features.

21.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities
The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:
	Assets (Liabilities) at Fair Value as of June 24, 2012
	Level 1	Level 2	Level 3
Foreign exchange derivative contracts	$—	$28	$—
Total assets	$—	$28	$—

Interest rate derivative contracts	$—	$(1,015)	$—
Total liabilities	$—	$(1,015)	$—
	Assets (Liabilities) at Fair Value as of June 26, 2011
	Level 1	Level 2	Level 3
Foreign exchange derivative contracts	$—	$(2)	$—
Interest rate derivative contracts	—	(408)	—
Total liabilities	$—	$(410)	$—

There were no financial instruments measured at fair value that were in an asset position at June 26, 2011.  The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated fair value as of June 24, 2012 and June 26, 2011 because of their short-term nature.  As of June 24, 2012, the fair value of the Company’s long-term debt obligations approximated their carrying amounts as there have been no changes to the Company’s credit risk profile or the interest rates available to the Company for issuances with similar terms and average maturities.

22.  Other Operating Expense (Income), Net
The components of Other operating expense (income), net consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Operating expenses for Renewables	$1,633	$—	$—
Net loss on sale or disposal of assets	369	368	680
Foreign currency transaction (gains) losses	270	(19)	(145)
Restructuring charges, net	71	1,484	739
Impairment of long-lived assets	—	—	100
Gain from sale of nitrogen credits	—	—	(1,400)
Other, net	(272)	(228)	(168)
Total other operating expense (income), net	$2,071	$1,605	$(194)

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, administrative costs and depreciation and amortization charges.  Certain of Renewables’ land and equipment costs are contracted with an employee of Renewables.  Impairment of long-lived assets relates to the Company’s fiscal year 2010 disposal of certain assets in Kinston, North Carolina.  Other, net consists primarily of rental income.

The components of restructuring charges, net consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Equipment relocation costs	$—	$948	$770
Reinstallation costs	—	628	—
Other	71	(92)	(31)
Total restructuring charges, net	$71	$1,484	$739

On January 11, 2010, the Company announced the creation of Unifi Central America, Ltda. de C.V. (“UCA”).  With a base of operations established in El Salvador, UCA serves customers primarily in the Central American region.  The Company began dismantling and relocating certain polyester equipment from its Yadkinville, North Carolina facility to the region during the third quarter of fiscal year 2010 and completed the startup of the UCA manufacturing facility in the second quarter of fiscal year 2011. The costs incurred for the relocation of equipment to UCA and reinstalling previously idled texturing equipment to replace the manufacturing capacity at the Company’s Yadkinville, North Carolina facility were charged to restructuring expense as incurred.

23.  Other Non-Operating Expense, net
The components of Other non-operating expense, net consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Write-down of previously held equity interest	$3,656	$—	$—
Refund of Brazilian non-income related tax	(1,488)	—	—
Unsuccessful bond refinancing costs	—	528	—
Other	—	78	—
Total other non-operating expense, net	$2,168	$606	$—

During fiscal year 2012, the Company’s Brazilian operation recorded a gain of $1,488 from a refund of non-income related taxes plus interest.  During the 2000-2004 tax years UDB paid a tax based on gross revenue to the Brazilian federal government, which included a tax on interest income.  The interest income portion of the tax was successfully challenged in the Brazilian courts.  The taxes paid plus accrued interest were refunded to UDB during the December 2011 and March 2012 quarters.

24.   Investments in Unconsolidated Affiliates and Variable Interest Entities
Parkdale America, LLC
In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”).  In exchange for its contribution, the Company received a 34% ownership interest in PAL which is accounted for using the equity method of accounting.  Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated.  PAL’s fiscal year end is the Saturday nearest to December 31 and is a limited liability company treated as a partnership for income tax reporting purposes.  PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel markets located throughout North and South America.  PAL has 13 manufacturing facilities located primarily in the southeast region of the U.S.  According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 80% of total revenues and 72% of total gross accounts receivable outstanding, with the largest customer accounting for approximately 37% of revenues and 37% of accounts receivable.

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

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

On October 28, 2009, PAL acquired certain real property and machinery and equipment, as well as entered into lease agreements for certain real property, machinery and equipment, which constituted most of the yarn manufacturing operations of Hanesbrands Inc. (“HBI”).  PAL also entered into a yarn supply agreement with HBI to supply at least 95% of the yarn used in the manufacturing of its apparel products at any of its locations in North America, Central America or the Caribbean Basin for a six-year period with an option for HBI to extend the agreement for two additional three-year periods.

On March 30, 2011, PAL amended its revolving credit facility to increase the maximum borrowing capacity from $100,000 to $200,000 and extend the maturity date from October 28, 2012 to July 31, 2014.  PAL’s revolving credit facility charges a variable interest rate based on either the prime rate or LIBOR rate plus an applicable percentage.  PAL’s revolving credit facility also has covenants in place such as an annual limit on capital expenditures, a minimum fixed-charge coverage ratio and a maximum leverage ratio. PAL informed the Company that as of June 2012, PAL’s cash on-hand was $33,855, had no outstanding borrowings on its revolving credit facility and PAL was in compliance with all debt covenants.

PAL is subject to price risk related to fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material costs.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  PAL may also designate certain futures contracts as cash flow hedges with the effective portion of gains and losses recorded in accumulated other comprehensive income until the underlying transactions are recognized in income.  As of June 2012, PAL’s accumulated other comprehensive income was comprised of losses related to futures contracts totaling $3,570.  Any ineffective portion of changes in fair value of cash flow hedges are recognized in earnings as they occur.  All of PAL’s other derivatives not designated as hedges are marked-to-market each period with the changes in fair value recognized in current period earnings.  In addition, PAL may enter into forward contracts for certain cotton purchases, which qualify as derivative instruments.  However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.

As of June 24, 2012, the Company’s investment in PAL was $92,131 and shown within Investments in unconsolidated affiliates in the Consolidated Balance Sheets.  The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:
Underlying equity as of June 2012	$110,711
Initial excess capital contributions	53,363
Impairment charge recorded in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(489)
Investment as of June 2012	$92,131

U.N.F. Industries, Ltd.
In September 2000, the Company and Nilit Ltd. (“Nilit”) formed a 50/50 joint venture, U.N.F. Industries Ltd. (“UNF”), for the purpose of operating nylon extrusion assets to manufacture nylon POY.  All raw material and production services for UNF are provided by Nilit under separate supply and services agreements.  UNF’s fiscal year end is December 31st and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

UNF America, LLC
In October 2009, the Company and Nilit America Inc. (“Nilit America”) formed a 50/50 joint venture, UNF America LLC (“UNF America”), for the purpose of operating a nylon extrusion facility which manufactures nylon POY.  All raw material and production services for UNF America are provided by Nilit America under separate supply and services agreements.  UNF America’s fiscal year end is December 31st and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of June 24, 2012, the Company’s open purchase orders related to this agreement were $8,727.

The Company’s raw material purchases under this supply agreement consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
UNF	$12,875	$18,698	$14,848
UNF America	17,956	17,570	9,314
Total	$30,831	$36,268	$24,162

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

As of June 24, 2012 and June 26, 2011, the Company had combined accounts payable due to UNF and UNF America of $4,184 and $4,124, respectively.

The Company is the primary beneficiary of these entities based on the terms of the supply agreement discussed above.  As a result the Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and, in accordance with U.S. GAAP, should be consolidated in the Company’s financial results.  As the Company purchases substantially all of the output from the two entities, and, as the two entities’ balance sheets constitutes 3% or less of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements.  As of June 24, 2012, the Company’s combined investments in UNF and UNF America were $3,632 and are shown within Investments in unconsolidated affiliates in the Consolidated Balance Sheets.  The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy.  Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Unaudited, condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is presented in the following tables.  As PAL is defined as significant, its information is separately disclosed.  The operating results of Renewables are included through the end of the Company’s first quarter of fiscal year 2012, and thereafter Renewables results have been consolidated.
	As of June 24, 2012 (Unaudited)
	PAL	Other	Total
Current assets	$259,558	$12,018	$271,576
Noncurrent assets	130,677	759	131,436
Current liabilities	56,899	4,512	61,411
Noncurrent liabilities	7,717	—	7,717
Shareholders’ equity and capital accounts	325,619	8,265	333,884

The Company’s portion of undistributed earnings	22,381	769	23,150

	As of June 26, 2011 (Unaudited)
	PAL	Other	Total
Current assets	$398,338	$13,405	$411,743
Noncurrent assets	155,505	9,588	165,093
Current liabilities	100,284	5,588	105,872
Noncurrent liabilities	154,054	—	154,054
Shareholders’ equity and capital accounts	299,505	17,405	316,910

	For the Fiscal Year Ended June 24, 2012 (Unaudited)
	PAL	Other	Total
Net sales	$1,063,126	$31,958	$1,095,084
Gross profit	66,266	3,589	69,855
Income from operations	57,203	1,414	58,617
Net income	56,069	1,461	57,530
Depreciation and amortization	33,549	131	33,680

Cash received by PAL under EAP program	22,090	—	22,090
Earnings recognized by PAL for EAP program	21,769	—	21,769

Dividends and cash distributions received	9,616	1,000	10,616

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Year Ended June 26, 2011 (Unaudited)
	PAL	Other	Total
Net sales	$1,110,184	$38,292	$1,148,476
Gross profit	80,754	5,739	86,493
Income from operations	70,132	2,545	72,677
Net income	68,946	1,794	70,740
Depreciation and amortization	31,979	1,185	33,164

Cash received by PAL under EAP program	28,795	—	28,795
Earnings recognized by PAL for EAP program	40,160	—	40,160

Dividends and cash distributions received	4,500	1,400	5,900

	For the Fiscal Year Ended June 27, 2010 (Unaudited)
	PAL	Other	Total
Net sales	$599,926	$22,915	$622,841
Gross profit	53,715	3,481	57,196
Income from operations	37,388	1,508	38,896
Net income	37,660	1,296	38,956
Depreciation and amortization	21,676	1,599	23,275

Cash received by PAL under EAP program	22,342	—	22,342
Earnings recognized by PAL for EAP program	16,162	—	16,162

Dividends and cash distributions received	3,265	—	3,265

25.  Operating Leases
The Company routinely leases sales and administrative office space, warehousing and distribution centers, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.  In addition, Renewables leases farm land for use in growing FGM.  Future minimum lease payments on a fiscal year basis to be made by the Company for non-cancelable operating leases with initial terms in excess of one year as of June 24, 2012 consisted of the following:
	2013	2014	2015	2016	2017	Thereafter
Minimum lease payments	$1,433	$1,259	$1,116	$772	$557	$314

Rental expenses incurred under operating leases, net of any sublease rental income consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Rental expenses	$3,146	$2,719	$2,368

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

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

Unconditional Purchase Obligations
Certain of the Company’s manufacturing operations are a party to unconditional purchase obligations for commitments for certain defined levels of utility resources.  The Company expects to take delivery of and to use these resources within the defined time periods and in the normal course of business.  These commitments qualify as normal purchases.

On a fiscal year basis, the payments expected to be made as part of these commitments are as follows:
	2013	2014	2015	2016	2017	Thereafter
Unconditional purchase obligations	$12,747	$10,657	$9,003	$3,481	$—	$—

For fiscal years 2012, 2011, and 2010, utility costs incurred under these commitments consisted of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Utility costs for unconditional purchase obligations	$31,272	$34,677	$33,070

27. Related Party Transactions
Related party receivables and payables consist of the following:
	June 24, 2012	June 26, 2011
Dillon Yarn Corporation	$7	$6
American Drawtech Company, Inc.	104	506
Total related party receivables (included within receivables, net)	$111	$512

Dillon Yarn Corporation	$206	$276
American Drawtech Company, Inc.	20	11
Salem Leasing Corporation	270	280
Total related party payables (included within accounts payable)	$496	$567

Related party transactions consist of the following:
		For the Fiscal Years Ended
Affiliated Entity	Transaction Type	June 24, 2012	June 26, 2011	June 27, 2010
Dillon Yarn Corporation	Sales Service Agreement	$845	$1,300	$1,500
Dillon Yarn Corporation	Sales	134	51	71
Dillon Yarn Corporation	Yarn Purchases	2,333	2,302	3,173
American Drawtech Company, Inc.	Sales	2,876	4,042	2,041
American Drawtech Company, Inc.	Yarn Purchases	147	129	53
Salem Leasing Corporation	Transportation Equipment Costs	3,096	3,400	2,975
Cupron, Inc.	Sales	116	26	—
Invemed Catalyst Fund L.P.	Stock Purchase	—	—	4,995

In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon Yarn Corporation (“Dillon”).  Mr. Mitchel Weinberger, the President and Chief Operating Officer of Dillon, is a member of the Company’s Board.  In connection with the Dillon acquisition, the Company and Dillon entered into an agreement under which the Company agreed to pay Dillon for certain sales and services to be provided by Dillon's sales staff and executive management.  On December 19, 2011, the Company and Dillon entered into an amendment for the existing sales and service agreement.  The amendment provides for a one year term beginning in January 2012 and consideration of $106 paid quarterly.  In addition, the Company recorded sales to and commission income from Dillon and has purchased products from Dillon in the ordinary course of business.

Mr. Weinberger is a board member and the Executive Vice President of American Drawtech Company, Inc. (“ADC”).

Mr. Kenneth G. Langone, a member of the Company’s Board, is a director, stockholder, and Chairman of the Board of Salem Holding Company.  The Company leases tractors and trailers from Salem Leasing Corporation, a wholly-owned subsidiary of Salem Holding Company.   In addition to the monthly minimum lease payments, the Company also incurs expenses for routine repair and maintenance and other expenses related to the leased tractors and trailers.  The leases do not contain renewal, purchase options or escalation clauses.

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

During fiscal year 2012, the Company had sales to Cupron, Inc. (“Cupron”).  Mr. William J. Armfield, IV is a member of the Company’s Board and holds an indirect minority equity interest in Cupron.

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

28. Business Segment Information
The Company has three operating segments which are also its reportable segments.  Each reportable segment derives its revenues as follows:
•
The Polyester segment manufactures Chip, POY, textured, dyed, twisted and beamed yarns, virgin and recycled, with sales primarily to other yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive upholstery, home furnishing, industrial and other end-use markets.  The Polyester segment consists of manufacturing operations in the U.S. and El Salvador.

•
The Nylon segment manufactures textured nylon and covered spandex yarns with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets.  The Nylon segment consists of manufacturing operations in the U.S. and Colombia.

•
The International segment’s products primarily include textured polyester and various types of resale yarns. The International segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishing, industrial and other end-use markets primarily in the South American and Asian regions.  This segment includes manufacturing and sales offices in Brazil and a sales office in China.

The Company evaluates the operating performance of its segments based upon Segment Adjusted Profit which is defined as segment gross profit plus segment depreciation and amortization less segment SG&A and segment other adjustments.  Segment operating profit represents segment net sales less cost of sales, restructuring and impairment charges and SG&A expenses.  The accounting policies for the segments are consistent with the Company’s accounting policies.  Intersegment sales are accounted for at current market prices.  Selected financial information for the Polyester, Nylon and International segments is presented below:
Segment Sales to external customers consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$393,981	$375,605	$308,691
Nylon	163,103	163,354	165,098
International	148,002	173,853	148,829
Segment sales to external customers	$705,086	$712,812	$622,618

Intersegment Sales for each of the reportable segments consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$2,179	$2,668	$8,415
Nylon	314	1,298	291
International	1,351	1,084	821
Intersegment sales	$3,844	$5,050	$9,527

The reconciliations of Segment Operating Profit to Consolidated Income Before Income Taxes are as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$(5,995)	$(2,547)	$(7,792)
Nylon	8,034	11,010	10,856
International	8,804	20,046	21,414
Segment operating profit	10,843	28,509	24,478
Provision (benefit) for bad debts	211	(304)	123
Other operating expense (income), net	2,000	121	(1,033)
Consolidated operating income	8,632	28,692	25,388
Interest income	(1,921)	(2,511)	(3,125)
Interest expense	16,073	19,190	21,889
Loss (gain) on extinguishment of debt	3,203	3,337	(54)
Equity in earnings of unconsolidated affiliates	(19,740)	(24,352)	(11,693)
Other non-operating expense, net	2,168	606	-
Income before income taxes	$8,849	$32,422	$18,371

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

The reconciliations of Segment Depreciation and Amortization Expense to Consolidated Depreciation and Amortization Expense are as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$19,046	$18,470	$19,679
Nylon	3,089	3,287	3,477
International	4,011	3,786	3,045
Segment depreciation and amortization expense	26,146	25,543	26,201
Depreciation and amortization included in other operating expense (income), net	119	19	111
Amortization included in interest expense	870	415	1,104
Consolidated depreciation and amortization expense	$27,135	$25,977	$27,416

Segment Restructuring Charges for each of the reportable segments consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$-	$1,576	$770
Nylon	71	(92)	(31)
International	-	-	-
Segment restructuring charges	$71	$1,484	$739

Segment Other Adjustments for each of the reportable segments consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$(138)	$3,161	$1,127
Nylon	33	(150)	-
International	382	-	-
Segment Other adjustments	$277	$3,011	$1,127

Segment Adjusted Profit for each of the reportable segments consists of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$12,913	$20,660	$13,784
Nylon	11,227	14,055	14,302
International	13,197	23,832	24,459
Segment adjusted profit	$37,337	$58,547	$52,545

The reconciliations of Segment Capital Expenditures to Consolidated Capital Expenditures are as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$3,246	$13,650	$9,709
Nylon	487	1,057	825
International	1,610	5,626	2,313
Segment capital expenditures	5,343	20,333	12,847
Unallocated corporate capital expenditures	1,011	206	265
Consolidated capital expenditures	$6,354	$20,539	$13,112

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

The reconciliations of Segment Total Assets to Consolidated Total Assets are as follows:
	June 24, 2012	June 26, 2011	June 27, 2010
Polyester	$198,321	$219,723	$209,314
Nylon	74,569	81,132	81,398
International	88,040	125,248	111,624
Segment total assets	360,930	426,103	402,336
All other current assets	9,424	6,637	11,151
Unallocated corporate PP&E	10,404	9,711	10,282
All other non-current assets	5,712	3,667	7,200
Investments in unconsolidated affiliates	95,763	91,258	73,543
Consolidated total assets	$482,233	$537,376	$504,512

Geographic Data:
Geographic information for net sales is as follows:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
U.S.	$515,522	$502,255	$463,222
Brazil	125,737	144,669	130,663
All Other Foreign	63,827	65,888	28,733
Total	$705,086	$712,812	$622,618

The information for net sales is based on the operating locations from where the items were produced or distributed.  Export sales from the Company’s U.S. operations to external customers were $84,558, $82,944 and $94,255 for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010, respectively.

Geographic information for long-lived assets is as follows:
	June 24, 2012	June 26, 2011	June 27, 2010
U.S.	$215,910	$229,170	$223,297
Brazil	19,121	27,918	22,732
All Other Foreign	7,915	6,219	5,753
Total	$242,946	$263,307	$251,782

Long-lived assets are comprised of property, plant and equipment, net, certain intangible and other non-current assets.

29. Quarterly Results (Unaudited)
Quarterly financial data is as follows:
	For the Quarters Ended
	September 25, 2011	December 25, 2011	March 25, 2012	June 24, 2012
Net sales	$171,013	$167,110	$179,037	$187,926
Gross profit	11,830	10,882	13,590	18,094
Net income (loss) including non-controlling interest	286	(7,817)	7,310	11,049
Less: net (loss) attributable to non-controlling interest	-	(209)	(225)	(229)
Net income (loss) attributable to Unifi, Inc.	$286	$(7,608)	$7,535	$11,278

Net income (loss) attributable to Unifi, Inc. per common share:
Basic (1)	$0.01	$(0.38)	$0.38	$0.56
Diluted (1)	$0.01	$(0.38)	$0.37	$0.55

Selected highlights for the Company’s quarterly results are as follows:
•
For the quarter ended December 25, 2011, the Company acquired an additional 20% membership interest in Renewables.  As a result of remeasuring its existing interest to fair value, the Company recorded a $3,656 write-down for its previously held equity interest in Renewables,

Unifi, Inc.
Notes to Consolidated Financial Statements – (Continued)

•
For the quarter ended June 24, 2012 net income was negatively impacted by a $2,741 charge related to the early extinguishment of debt incurred as a result of the Company’s May 2012 debt refinancing and subsequent prepayments, and

•
For the quarter ended June 24, 2012, the Company released previously recorded valuation allowances against certain of its domestic deferred tax assets resulting in a $6,017 benefit recorded to income tax expense.

	For the Quarters Ended
	September 26, 2010	December 26, 2010	March 27, 2011	June 26, 2011
Net sales	$175,092	$162,139	$179,390	$196,191
Gross profit	21,546	19,490	15,601	18,015
Net income (loss)	10,235	5,385	(4,045)	13,514

Net income (loss) per common share:
Basic (1)	$0.51	$0.27	$(0.20)	$0.67
Diluted (1)	$0.50	$0.26	$(0.20)	$0.66

(1)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

30.  Subsequent Events
The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no items deemed reportable other than the $4,515 optional prepayment of the Term B Loan that was completed on July 2, 2012.

31.  Supplemental Cash Flow Information
Cash payments for interest and taxes consist of the following:
	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Interest, net of capitalized interest	$16,689	$19,292	$20,696
Income taxes, net of refunds	3,988	7,486	8,550

Cash payments for taxes shown above consist primarily of tax payments made by the Company in foreign jurisdictions.