Form 10-Q
period 2012-09-23
UNIFI INC
filed 2012-11-02
CIK 100726

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012

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

Registrant's telephone number, including area code: (336) 294-4410

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

The number of shares outstanding of the issuer's common stock, par value $.10 per share, as of October 29, 2012 was 20,095,094.

UNIFI, INC.

Form 10-Q for the Quarterly Period Ended September 23, 2012

Part I.      Financial Information

Item 1.      Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	September 23, 2012	June 24, 2012
ASSETS
Cash and cash equivalents	$12,592	$10,886
Receivables, net	95,549	99,236
Inventories	116,710	112,750
Income taxes receivable	382	596
Deferred income taxes	6,476	7,807
Other current assets	6,468	6,722
Total current assets	238,177	237,997

Property, plant and equipment, net	122,133	127,090
Deferred income taxes	1,414	1,290
Intangible assets, net	9,232	9,771
Investments in unconsolidated affiliates	95,185	95,763
Other non-current assets	10,169	10,322
Total assets	$476,310	$482,233

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$44,569	$48,541
Accrued expenses	11,094	14,402
Income taxes payable	464	1,332
Current portion of long-term debt	7,200	7,237
Total current liabilities	63,327	71,512
Long-term debt	112,750	114,315
Other long-term liabilities	5,569	4,832
Deferred income taxes	831	794
Total liabilities	182,477	191,453
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 20,095,094 and 20,090,094 shares outstanding)	2,010	2,009
Capital in excess of par value	35,100	34,723
Retained earnings	255,057	252,763
Accumulated other comprehensive income	445	28
Total Unifi, Inc. shareholders' equity	292,612	289,523
Non-controlling interest	1,221	1,257
Total shareholders' equity	293,833	290,780
Total liabilities and shareholders' equity	$476,310	$482,233

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For The Three Months Ended
	September 23, 2012	September 25, 2011
Net sales	$172,900	$171,013
Cost of sales	154,880	159,183
Gross profit	18,020	11,830
Selling, general and administrative expenses	11,147	10,371
Provision for bad debts	110	205
Other operating expense (income), net	581	(41)
Operating income	6,182	1,295

Interest income	(124)	(647)
Interest expense	1,444	4,380
Loss on extinguishment of debt	242	462
Equity in earnings of unconsolidated affiliates	(671)	(3,459)
Income before income taxes	5,291	559
Provision for income taxes	3,233	273
Net income including non-controlling interest	2,058	286
Less: net (loss) attributable to non-controlling interest	(236)	—
Net income attributable to Unifi, Inc.	$2,294	$286

Net income attributable to Unifi, Inc. per common share:
Basic	$0.11	$0.01
Diluted	$0.11	$0.01

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(amounts in thousands)

	For The Three Months Ended
	September 23, 2012	September 25, 2011
Net income including non-controlling interest	$2,058	$286
Other comprehensive income (loss):
Foreign currency translation adjustments	(312)	(17,225)
Gain (loss) on cash flow hedges	551	(969)
Other comprehensive income (loss) before income taxes	239	(18,194)
Less: income tax (benefit) provided on cash flow hedges	(178)	—
Other comprehensive income (loss), net of tax	417	(18,194)

Comprehensive income (loss) including non-controlling interest	2,475	(17,908)
Less: comprehensive (loss) attributable to non-controlling interest	(236)	—
Comprehensive income (loss) attributable to Unifi, Inc.	$2,711	$(17,908)

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended September 23, 2012

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Unifi, Inc. Shareholders' Equity	Non-controlling Interest	Total Shareholders' Equity

Balance June 24, 2012	20,090	$2,009	$34,723	$252,763	$28	$289,523	$1,257	$290,780
Options exercised	5	1	28	—	—	29	—	29
Stock-based compensation	—	—	349	—	—	349	—	349
Contributions from non-controlling interest	—	—	—	—	—	—	200	200
Other comprehensive income, net of tax	—	—	—	—	417	417	—	417
Net income (loss)	—	—	—	2,294	—	2,294	(236)	2,058
Balance September 23, 2012	20,095	$2,010	$35,100	$255,057	$445	$292,612	$1,221	$293,833

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Three Months Ended
	September 23, 2012	September 25, 2011
Cash and cash equivalents at beginning of year	$10,886	$27,490
Operating activities:
Net income including non-controlling interest	2,058	286
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(671)	(3,459)
Dividends received from unconsolidated affiliates	2,224	2,005
Depreciation and amortization expense	6,517	6,782
Loss on extinguishment of debt	242	462
Non-cash compensation expense, net	621	243
Deferred income taxes	1,418	(718)
Other	23	63
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	3,602	403
Inventories	(4,003)	(7,386)
Other current assets and income taxes receivable	600	(129)
Accounts payable and accrued expenses	(7,204)	2,622
Income taxes payable	(1,046)	647
Net cash provided by operating activities	4,381	1,821
Investing activities:
Capital expenditures	(1,091)	(1,122)
Investments in unconsolidated affiliates	—	(360)
Proceeds from sale of assets	36	173
Other	(41)	—
Net cash used in investing activities	(1,096)	(1,309)
Financing activities:
Payments of notes payable	—	(10,288)
Proceeds from revolving credit facilities	17,500	58,800
Payments on revolving credit facilities	(14,000)	(53,500)
Payments on term loans	(6,450)	—
Proceeds from related party term loan	1,250	—
Payments of debt financing fees	(46)	—
Contributions from non-controlling interest	200	—
Other	(9)	49
Net cash used in financing activities	(1,555)	(4,939)

Effect of exchange rate changes on cash and cash equivalents	(24)	(3,242)
Net increase (decrease) in cash and cash equivalents	1,706	(7,669)
Cash and cash equivalents at end of period	$12,592	$19,821

See accompanying notes to Condensed Consolidated Financial Statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share amounts)

1.     Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company. The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells fibers made from polyester and nylon to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishing, automotive upholstery, industrial and other end-use markets. The Company's polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each available in virgin or recycled varieties. The Company's nylon products include textured, solution dyed and covered spandex products. The Company maintains one of the industry's most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”). The Company's principal markets are located in the U.S., Canada, Mexico, Central America, and South America. In addition, the Company has a wholly-owned subsidiary in the People's Republic of China (“China”) focused on the sale and promotion of the Company's specialty and PVA products in the Asian textile market, primarily in China, as well as into Europe.

2. Basis of Presentation

The Company's current fiscal quarter ended on Sunday, September 23, 2012. However, the Company's Brazilian, Colombian, and Chinese subsidiaries' fiscal quarter ended on September 30, 2012. No significant transactions or events outside the normal course of business have occurred between the date of the Company's financial statements and these dates. The three months ended September 23, 2012 and the three months ended September 25, 2011 each consist of thirteen week periods.

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

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K. There were no changes in the nature of the Company's significant accounting policies or the application of its accounting policies from those reported in its most recent Annual Report on Form 10-K. Certain prior period information has been reclassified to conform to the current period presentation.

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

4. Acquisition of Controlling Interest in Repreve Renewables, LLC

In April 2010, the Company entered into an agreement with two other unaffiliated entities to form Repreve Renewables, LLC (“Renewables”) and received a 40% membership interest for its $4,000 contribution. Renewables is a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass feedstock intended for use as a fuel in the production of energy as well as to provide value added processes for cultivating, harvesting or using biomass crops. Renewables has the exclusive license to commercialize FREEDOM® Giant Miscanthus (“FGM”). FGM is a miscanthus grass strain, which is a C4 plant that was developed by Mississippi State University to be a dedicated energy crop with high biomass yield from minimal input requirements. Renewables' success will depend on its ability to commercialize FGM, license individual growers of FGM and to sell feedstock to biomass conversion facilities. The Company's investment in Renewables is anticipated to provide a unique revenue stream and support its strategy to grow the REPREVE® brand and related sustainability initiatives.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

On October 6, 2011, the Company and one other existing Renewables member each acquired an additional 20% membership interest from the third Renewables member for $500. The additional membership interest purchased by the Company was paid for with available cash. Using the amounts paid per membership unit in the October 6th transaction as a basis (a Level 1 input), the Company determined that the acquisition date fair value of Renewables was $2,500. This resulted in the Company's previously held 40% equity interest being valued at $1,000. As a result of remeasuring its existing 40% interest to this estimated fair value, the Company recorded a non-operating loss of $3,656 during the quarter ended December 25, 2011.

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

The acquisition of the additional 20% membership interest has given the Company a 60% membership interest in Renewables. Prior to the acquisition, the Company's share of Renewables' losses were recorded as Equity in earnings of unconsolidated affiliates. Beginning with the second quarter of fiscal year 2012, the Company's consolidated financial statements include the financial position and results of operations of Renewables. As Renewables is a development stage enterprise and has no revenues and limited operating activities, the results of Renewables' operations since the acquisition are presented within Other operating expense (income), net.

Renewables' operating expenses are funded through contributions from its members. Since October 6, 2011, contributions from the non-controlling interest have totaled $1,120.

5. Receivables, net

Receivables, net consist of the following:

	September 23, 2012	June 24, 2012
Customer receivables	$97,170	$100,818
Allowance for uncollectible accounts	(1,133)	(1,118)
Reserves for yarn quality claims	(1,073)	(939)
Net customer receivables	94,964	98,761
Related party receivables	40	111
Other receivables	545	364
Total receivables, net	$95,549	$99,236

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Other receivables consist primarily of receivables for duty drawback, interest and vendor refunds due to the Company.

The changes in the Company's allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 24, 2012	$(1,118)	$(939)
Charged to costs and expenses	(110)	(431)
Charged to other accounts	3	(1)
Deductions	92	298
Balance at September 23, 2012	$(1,133)	$(1,073)

Amounts charged to costs and expenses for the allowance for uncollectible accounts are reflected in the Provision for bad debts. For the allowance for uncollectible accounts, deductions represent amounts written off which were deemed to not be collectible, net of any recoveries. Amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction of Net sales. For the reserve for yarn quality claims, deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences. Amounts charged to other accounts primarily include the impact of translating the activity of the Company's foreign affiliates from their respective local currencies to the U.S. dollar.

6. Inventories

Inventories consist of the following:

	September 23, 2012	June 24, 2012
Raw materials	$41,193	$43,296
Supplies	5,345	5,169
Work in process	7,159	6,604
Finished goods	65,266	59,659
Gross inventories	118,963	114,728
Inventory reserves	(2,253)	(1,978)
Total inventories	$116,710	$112,750

The cost for the majority of the Company's inventories is determined using the FIFO method. Certain foreign inventories of $35,311 and $35,145 as of September 23, 2012 and June 24, 2012, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consist of the following:

	September 23, 2012	June 24, 2012
Value added taxes receivable	$2,583	$2,495
Vendor deposits	1,703	2,076
Prepaid expenses	1,809	1,778
Assets held for sale	341	341
Other	32	32
Total other current assets	$6,468	$6,722

Value added taxes receivable are recoverable taxes associated with the sales and purchase activities of the Company's foreign operations. Vendor deposits primarily relate to down payments made towards the purchase of raw materials from Asia. Prepaid expenses consist of advance payments for insurance, public exchange and rating services, professional fees, membership dues, subscriptions, non-income related tax payments and information technology services. Assets held for sale relate to certain nylon warehouse, land and other improvements located in Fort Payne, Alabama that are currently listed for sale. Other includes miscellaneous employee advances and unrealized foreign currency gains.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	September 23, 2012	June 24, 2012
Land	$3,027	$3,095
Land improvements	11,489	11,426
Buildings and improvements	146,273	146,232
Assets under capital lease	9,520	9,520
Machinery and equipment	530,791	530,319
Computers, software and office equipment	16,658	16,350
Transportation equipment	4,791	4,722
Construction in progress	1,458	1,774
Gross property, plant and equipment	724,007	723,438
Less: accumulated depreciation	(592,519)	(587,146)
Less: accumulated amortization – capital lease	(9,355)	(9,202)
Total property, plant and equipment, net	$122,133	$127,090

Internal software development costs within PP&E consist of the following:

	September 23, 2012	June 24, 2012
Internal software development costs	$2,014	$2,014
Accumulated amortization	(1,839)	(1,804)
Net internal software development costs	$175	$210

Depreciation expense, internal software development costs amortization, repairs and maintenance expenses and capitalized interest were as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Depreciation expense	$5,777	$5,905
Internal software development costs amortization	35	71
Repair and maintenance expenses	4,364	4,328
Capitalized interest	—	—

9. Intangible Assets, Net

Intangible assets, net consist of the following:

	September 23, 2012	June 24, 2012
Customer list	$22,000	$22,000
Non-compete agreements	4,243	4,243
Licenses	293	293
Total intangible assets, gross	26,536	26,536

Accumulated amortization - customer list	(14,606)	(14,156)
Accumulated amortization - non-compete agreements	(2,660)	(2,581)
Accumulated amortization - licenses	(38)	(28)
Total accumulated amortization	(17,304)	(16,765)
Total intangible assets, net	$9,232	$9,771

In fiscal year 2007, the Company purchased the texturing operations of Dillon Yarn Corporation (“Dillon”) which are included in the Company's Polyester segment. The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition. Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined. The customer list is being amortized in a manner which reflects the expected economic benefit that will be received over its thirteen year life. The Dillon non-compete agreements are amortized using the straight line method over the periods currently covered by the agreements. The amortization expense is included within the Polyester segment's depreciation and amortization expense.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Amortization expense for intangible assets consists of the following:
	For the Three Months Ended
	September 23, 2012	September 25, 2011
Customer list	$450	$506
Non-compete agreements	79	79
Licenses	10	—
Total amortization expense	$539	$585

10. Other Non-Current Assets

Other non-current assets consist of the following:

	September 23, 2012	June 24, 2012
Long-term deposits	$5,193	$5,151
Debt financing fees	2,643	2,870
Biomass foundation and feedstock	1,834	1,794
Other	499	507
Total other non-current assets	$10,169	$10,322

Long-term deposits consist primarily of deposits with a domestic utility company and value added tax deposits. Biomass foundation and feedstock represents bioenergy foundation and feedstock currently being, or expected to be, propagated by Renewables. Other consists primarily of premiums on a split dollar life insurance policy which represents the value of the Company's right of return on premiums paid for a retiree owned insurance contract which matures in 2015.

11. Accrued Expenses

Accrued expenses consist of the following:

	September 23, 2012	June 24, 2012
Payroll and fringe benefit costs	$6,709	$9,026
Utilities	2,613	2,540
Interest	309	398
Retiree medical liability	136	138
Asset retirement obligation	63	125
Property taxes	—	842
Other	1,264	1,333
Total accrued expenses	$11,094	$14,402

The Company has recorded an asset retirement obligation associated with the reclamation and removal costs related to a leased location in its Polyester segment. Other accruals consist primarily of sales taxes, workers compensation and other employee related claims, marketing expenses, freight expenses, rent and other non-income related taxes.

12. Long-Term Debt

Long-term debt consists of the following:

	September 23, 2012	June 24, 2012
ABL Revolver	$54,500	$51,000
ABL Term Loan	48,200	50,000
Term B Loan	16,000	20,515
Related party term loan	1,250	—
Capital lease obligation	—	37
Total debt	119,950	121,552
Current portion of long-term debt	(7,200)	(7,237)
Total long-term debt	$112,750	$114,315

Debt Refinancing

On May 24, 2012, the Company entered into a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A. (“Bank of America”). The ABL Facility consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”). In addition, the Company entered into a $30,000 term loan (“Term B Loan”) with MacKay Shields LLC, a Delaware limited liability company, solely in its capacity as investment advisor or subadviser with investment authority for certain discretionary client accounts. Wilmington Trust National Association (“Wilmington Trust”) serves as the administrative agent under the Term B Loan. The purpose of the new ABL Facility and the Term B Loan was to, among other things, refinance the Company's then existing indebtedness. The ABL Facility and the Term B Loan each have a maturity date of May 24, 2017. The Company has the ability to request that the borrowing capacity of the ABL Revolver be increased to as much as $150,000, at the discretion of the participating lenders.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

ABL Facility

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned or hereafter acquired property and assets, together with all proceeds and products thereof, of Unifi, Inc., Unifi Manufacturing, Inc. and its subsidiary guarantors (the “Loan Parties”) other than the assets to which the Loan Parties have a second-priority lien. It is also secured by a first priority perfected security interest in all of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties; provided, that only 65% of the stock of (or other ownership interests in) first tier controlled foreign corporations are pledged, together with all proceeds and products thereof. The ABL Facility is further secured by a second-priority lien on the Company's indirect limited liability company membership interest in Parkdale America, LLC (“PAL”).

The ABL Facility includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type.  Should excess availability under the ABL Revolver fall below the greater of $10,000 or 15% of maximum availability, an ABL Facility financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective.  In addition, the ABL Facility contains certain restricted payment and restricted investment provisions, including a restriction on the payment of dividends and share repurchases, unless excess availability is greater than $20,000 for the entire thirty day period prior to the making of such a distribution or excess availability is greater than $10,000 for the entire thirty day period prior to the making of such a distribution and the fixed charge coverage ratio for the most recent twelve month period (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period) is at least 1.0 to 1.0. As of September 23, 2012, the Company was in compliance with all financial covenants and had a fixed charge coverage ratio of 1.40.

The Company's ability to borrow under the ABL Revolver will be limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. ABL Revolver borrowings bear interest at the London Interbank Offer Rate (the “LIBOR Rate”) plus an applicable margin of 1.75% to 2.25% or the Base Rate plus an applicable margin of 0.75% to 1.25% with interest currently being paid on a monthly basis. The applicable margin is based on the average quarterly excess availability under the ABL Revolver. The Base Rate means the greatest of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) the LIBOR rate plus 1.0%. There is also an unused line fee under the ABL Revolver of 0.25% to 0.375% of the unused line amount which is paid monthly.

The Company had $2,175 of standby letters of credit at September 23, 2012, none of which have been drawn upon. As of September 23, 2012, the Company had $30,226 of excess availability under the ABL Revolver.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.  The weighted average interest rate for the ABL Revolver as of September 23, 2012, including the effects of all interest rate swaps, was 3.2%.

The ABL Term Loan bears interest at LIBOR plus an applicable margin of 2.25% to 2.75% or the Base Rate plus an applicable margin of 1.25% to 1.75% depending upon the Company's level of excess borrowing availability with interest currently being paid on a monthly basis. The weighted average interest rate for the ABL Term Loan as of September 23, 2012, including the effects of all interest rate swaps, was 3.3%. The ABL Term Loan will be repaid in quarterly scheduled principal installments of $1,800 which commenced on September 1, 2012 and a balloon payment of $14,000 in May 2017. Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company's discretion.

Term B Loan

The Term B Loan is secured by a first-priority lien on the Company's limited liability company membership interest in PAL and a second-priority lien on the ABL Facility first-priority collateral described above. The Term B Loan also contains representations and warranties, affirmative and negative covenants and events of default comparable to those included in the ABL Facility.

The Term B Loan bears interest at LIBOR plus 7.50% (with a LIBOR floor of 1.25%) with interest payable monthly. The Term B Loan does not amortize and prepayments are only required if after-tax distributions from PAL are received by the Company (100% of such distributions up to the first $3,000 per calendar year and 50% thereafter), the Company sells all or any part of its membership interest in PAL or under certain other circumstances. The Company may prepay, in whole or in part, the Term B Loan at any time subject to certain provisions, with a call premium of 3% during the first year, 2% during the second year, 1% during the third year and at par thereafter.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The components of Loss on extinguishment of debt consist of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Prepayment premium for 11.5% Senior Secured Notes due May 2014	$—	$288
Prepayment premium for Term B Loan	135	—
	135	288

Non-cash charges due to prepayments	107	174
Loss on extinguishment of debt	$242	$462

On July 2, 2012, the Company made an additional $4,515 optional prepayment of the Term B Loan and recorded a $242 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.

Debt Financing Fees

Debt financing fees are classified within Other non-current assets and consist of the following:

September 23, 2012
Balance at June 24, 2012	$2,870
Amounts paid related to debt refinancing	46
Amortization charged to interest expense	(166)
Amounts charged to extinguishment of debt due to prepayments	(107)
Balance at September 23, 2012	$2,643

Amortization of the debt financing fees is classified within Interest expense and consists of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Amortization of debt financing fees	$166	$221

Related Party Term Loan

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement with its unconsolidated affiliate U.N.F. Industries Ltd. (“UNF”) and borrowed $1,250. The loan bears interest at 3% with interest payable semi-annually. The loan does not amortize and has a maturity date of August 30, 2014 at which time the entire principal balance is due.

Subsequent Events

On October 9, 2012, the Company provided notice that it would make a $2,200 optional prepayment of the Term B Loan. This prepayment was subsequently completed on October 17, 2012, and the Company recorded a $112 charge for the early extinguishment of debt in the December 2012 quarter related to the 3% call premium and the associated non-cash charge for the write-off of deferred financing costs.

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 23, 2012	June 24, 2012
Supplemental post-employment plan	$2,467	$2,195
Derivative instruments	1,467	1,015
Other	1,635	1,622
Total other long-term liabilities	$5,569	$4,832

Other includes certain retiree and post-employment medical liabilities, tax contingencies and certain non-income related taxes associated with the Company's foreign subsidiaries.

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each participant's account is credited annually based upon a percentage of their base salary with each participant's balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of their employment. The following table presents the expense recorded within SG&A expenses for this plan:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Supplemental post-employment plan expenses	$272	$(126)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

14. Income Taxes

The effective income tax rates for the three month periods ended September 23, 2012 and September 25, 2011 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar. As a result, the Company's effective tax rate may fluctuate significantly on a quarterly basis.

The Company's income tax provision for the quarter ended September 23, 2012 resulted in tax expense of $3,233, with an effective tax rate of 61.1%. The effective income tax rate for the period is higher than the U.S. statutory rate due to foreign dividends taxed in the U.S., the timing of the Company's recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

The Company's income tax provision for the quarter ended September 25, 2011 resulted in tax expense of $273, with an effective rate of 48.8%. The income tax rate for the period is different from the U.S. statutory rate due to losses in tax jurisdictions for which no tax benefit could be recognized and foreign dividends taxed in the U.S.

As of September 23, 2012, the Company's valuation allowance includes $11,504 for reserves against certain deferred tax assets primarily related to equity investments and foreign tax credit carryforwards, as well as $2,660 for reserves against certain deferred tax assets of the Company's foreign subsidiaries that are primarily related to net operating loss carryforwards.

There have been no significant changes in the Company's liability for uncertain tax positions since June 24, 2012. The Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

The Company and its domestic subsidiaries file a consolidated federal income tax return, as well as income tax returns in numerous state and foreign jurisdictions. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company's provision for income taxes is sufficient. Currently, the Company is subject to income tax examinations for U.S. federal income taxes for tax years 2005 through 2012, for foreign income taxes for tax years 2007 through 2012, and for state and local income taxes for tax years 2002 through 2012. The Internal Revenue Service is currently auditing the Company's 2010 tax year.

15. Shareholders' Equity

On October 27, 2010, the shareholders of the Company approved a reverse stock split of the Company's common stock (the “reverse stock split”) at a ratio of 1-for-3. The reverse stock split became effective November 3, 2010. The Company had 20,060 shares of common stock issued and outstanding immediately following the completion of the reverse stock split. The Company is authorized in its Restated Certificate of Incorporation to issue up to a total of 500,000 shares of common stock at a $0.10 par value per share which was unchanged by the amendment. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

No dividends were paid in the last three fiscal years.

Effective July 26, 2000, the Company's Board of Directors (“Board”) authorized the repurchase of up to 3,333 shares of its common stock of which approximately 1,064 shares were subsequently repurchased. The repurchase program was suspended in November 2003. There is remaining authority for the Company to repurchase approximately 2,269 shares of its common stock under the repurchase plan. The repurchase plan has no stated expiration or termination date.

The ABL Facility contains certain provisions that limit the Company's ability to make restricted payments, including distributions to its shareholders or repurchasing outstanding shares of its common stock. In order to make restricted payments, the Company must have, on a pro forma basis, excess availability greater than $20,000 for the entire thirty day period prior to the making of such a distribution or excess availability greater than $10,000 and a fixed charge coverage ratio for the most recent twelve month period is at least 1.0 to 1.0.

16. Stock Based Compensation

On October 29, 2008, the shareholders of the Company approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”). The 2008 LTIP authorized the issuance of up to 2,000 shares of common stock pursuant to the grant or exercise of stock options, including incentive stock options, non-qualified stock options and restricted stock, but not more than 1,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company's stock at the date of grant. The 2008 LTIP replaced the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 LTIP”), however, prior grants outstanding under the 1999 LTIP remain subject to that plan's provisions.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Stock options subject to service conditions

During the quarter ended September 23, 2012, the Company issued 138 stock options under the 2008 LTIP to certain key employees. The stock options vest ratably over the required three year service period and have ten year contractual terms. The weighted average exercise price of the options was $11.15 per share. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $7.28 per share.

For options granted, the valuation models used the following weighted average assumptions:

September 23, 2012
Expected term (years)	7.5
Interest rate	1.0%
Volatility	66.9%
Dividend yield	—

The Company uses historical data to estimate the expected life, volatility and estimated forfeitures. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

A summary of the Company's non-vested shares related to options subject to service conditions as of September 23, 2012, and changes during the current fiscal quarter is as follows:

	Under the 2008 LTIP	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	312	$5.19
Granted	138	$7.28
Vested	(227)	$4.19
Forfeited	—	$—
Non-vested at September 23, 2012	223	$7.50

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options subject to service conditions for selected price ranges as of September 23, 2012:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$5.73	-	$10.00	828	$6.73	5.5	828	$6.73
$10.01	-	$15.00	315	$11.53	8.5	92	$11.24
$15.01	-	$21.72	6	$20.55	1.3	6	$20.55
Total			1,149	$8.13	6.3	926	$7.28

At September 23, 2012, the remaining unrecognized compensation cost related to the unvested stock options subject to service conditions was $1,215 which is expected to be recognized over a weighted average period of 2.6 years.

Stock options subject to market conditions

There were no options granted during the quarter ended September 23, 2012 that contained market condition vesting provisions. A summary of the Company's non-vested shares related to options subject to market conditions as of September 23, 2012, and changes during the current fiscal quarter is as follows:

	Under the 1999 LTIP	Under the 2008 LTIP	Total Shares	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	494	73	567	$5.63
Granted	—	—	—	$—
Vested	—	—	—	$—
Forfeited	—	—	—	$—
Non-vested at September 23, 2012	494	73	567	$5.63

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The stock options are subject to a market condition which vests the options on the date that the closing price of the Company's common stock on the New York Stock Exchange has been at least $18, $24 or $30 per share (depending on the terms of the specific award) for thirty consecutive trading days.

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options subject to market conditions, for selected price ranges as of September 23, 2012:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 8.00	-	$ 10.00	494	$8.15	5.1	—	$—
$ 10.01	-	$ 12.48	73	$12.48	6.2	—	$—
Total			567	$8.71	5.2	—	$—

The remaining unrecognized compensation cost related to the stock options subject to market conditions at September 23, 2012 was nil.

The stock option activity for the quarter ended September 23, 2012 for all plans and all vesting conditions is as follows:

	Options Outstanding	Weighted Average Exercise Price
Shares under option at June 24, 2012	1,583	$8.06
Granted	138	$11.15
Exercised	(5)	$5.73
Expired	—	$—
Forfeited	—	$—
Shares under option at September 23, 2012	1,716	$8.32

For the quarters ended September 23, 2012 and September 25, 2011, the total intrinsic value of options exercised was $26 and $26, respectively. The amount of cash received from the exercise of options was $29 and $49 for the quarters ended September 23, 2012 and September 25, 2011, respectively. The tax benefit realized from stock options exercised was not material for all periods presented.

Restricted stock units – non-employee directors

There were no new restricted stock units (“RSUs”) issued to non-employee directors during the quarter ended September 23, 2012. The total number of vested RSUs issued to non-employee directors outstanding as of September 23, 2012 was 70 which is unchanged from June 24, 2012. For the RSUs issued to non-employee directors, there were no unvested stock units and no unrecognized compensation cost at September 23, 2012.

Restricted stock units – key employees

During the quarter ended September 23, 2012, the Company issued 32 RSUs from the 2008 LTIP to certain key employees. The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock. The RSUs vest ratably over a three year period with one third of the RSUs vesting on each of the following dates: August 25, 2013, July 25, 2014 and July 25, 2015. The RSUs will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service. If after July 25, 2013 and prior to the final vesting date the grantee has a separation from service without cause for any reason other than the employee's resignation, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the grant-date fair value of the award to be $11.23 per RSU based on the fair value of the Company's stock at the award grant date.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

A summary of the Company's RSUs issued to key employees and changes during the quarter ended September 23, 2012 consist of the following:

	Units	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	64	$12.47
Granted	32	$11.23
Vested	(21)	$12.47
Forfeited	—	$—
Non-vested at September 23, 2012	75	$11.94

The remaining unrecognized compensation cost related to the unvested RSUs at September 23, 2012 is $323, which is expected to be recognized over a weighted average period of 2.9 years.

The activity for the quarter ended September 23, 2012 for all RSUs, for all grantees, was as follows:

RSUs Outstanding
RSUs outstanding at June 24, 2012	134
Granted	32
Converted	—
Forfeited	—
RSUs outstanding at September 23, 2012	166

Summary:

The total cost charged against income related to all stock based compensation arrangements was as follows:

	September 23, 2012	September 25, 2011
Stock options subject to service conditions	$237	$189
Stock options subject to market conditions	—	(18)
RSUs issued to non-employee directors	—	69
RSUs issued to key employees	112	128
Total compensation cost	$349	$368

The total income tax benefit recognized for stock based compensation was not material for all periods presented.

As of September 23, 2012, total unrecognized compensation costs related to all unvested stock based compensation arrangements was $1,538. The weighted average period over which these costs are expected to be recognized is 2.6 years.

As of September 23, 2012, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2008 LTIP	2,000
Less: Market condition options granted	(93)
Less: Service condition options granted	(832)
Less: RSUs granted to non-employee directors	(75)
Less: RSUs granted to key employees	(96)
Plus: Options forfeited	27
Plus: RSUs forfeited	—
Available for issuance under the 2008 LTIP	931

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

The following table presents the employer contribution expense related to the DC Plan incurred each year:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Matching contribution expense	$525	$602

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

18. Accumulated Other Comprehensive Income

The components and the changes in Accumulated other comprehensive income, net of tax as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at June 24, 2012	$2,017	$(1,989)	$28
Other comprehensive (loss) income activity, net of tax	(312)	729	417
Balance at September 23, 2012	$1,705	$(1,260)	$445

Derivative financial instruments includes $210 and $1,214 for losses on cash flow hedges related to one of the Company's unconsolidated affiliates at September 23, 2012 and June 24, 2012, respectively. The cumulative tax benefit on derivative financial instruments was $417 and $239 at September 23, 2012 and June 24, 2012, respectively.

19. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) was as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Basic EPS
Net income attributable to Unifi, Inc.	$2,294	$286

Weighted average common shares outstanding	20,091	20,086
Basic EPS	$0.11	$0.01

Diluted EPS
Net income attributable to Unifi, Inc.	$2,294	$286

Weighted average common shares outstanding	20,091	20,086
Net potential common share equivalents – stock options and RSUs	462	345
Adjusted weighted average common shares outstanding	20,553	20,431
Diluted EPS	$0.11	$0.01

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	272	406

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	567	577

The calculation of earnings per common share is based on the weighted average number of the Company's common shares outstanding for the applicable period. The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive. Common share equivalents where the exercise price is above the average market price are excluded in the calculation of diluted earnings per common share.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Interest rate swaps

On February 15, 2011, the Company entered into a twenty-seven month, $25,000 interest rate swap with Bank of America to provide a hedge against the variability of cash flows (monthly interest expense payments) on LIBOR-based variable rate borrowings. The interest rate swap allows the Company to fix the LIBOR rate at 1.39% and terminates on May 17, 2013. On August 5, 2011, the Company entered into a twenty-one month, $10,000 interest rate swap with Bank of America to provide a hedge against the variability of cash flows related to additional variable rate borrowings. This interest rate swap allows the Company to fix the LIBOR rate at 0.75% and terminates on May 17, 2013. On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to additional variable rate borrowings under the Company's ABL Revolver and ABL Term Loan. This interest rate swap increases to $85,000 in May 2013 (when the $25,000 and $10,000 interest rate swaps with Bank of America terminate) and then decreases $5,000 per quarter beginning in August 2013 until the balance again reaches $50,000 in February 2015 (where it will remain through May 2017) which allows the Company to keep $50,000 of ABL Revolver borrowings hedged for the five year period from May 2012 to May 2017 and a portion of the ABL Term Loan hedged from May 2012 to February 2015. This interest rate swap allows the Company to fix the LIBOR rate at 1.06% and terminates on May 24, 2017.

The Company has designated these swaps as cash flow hedges and determined that they are highly effective. At September 23, 2012, the amount of pre-tax loss recognized in Accumulated other comprehensive income for the Company's cash flow hedge derivative instruments was $1,467. For the year to date period ended September 23, 2012, the Company did not reclassify any gains (losses) from Accumulated other comprehensive income to Interest expense.

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. As of September 23, 2012, the latest maturity date for all outstanding foreign currency forward contracts is during December 2012. These items are not designated as hedges by the Company and are marked-to-market each period and offset by the foreign exchange (gains) losses resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

The fair values of derivative financial instruments were as follows:

As of September 23, 2012:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	2,100	$160	Other current liabilities	$(2)
Interest rate swaps	USD	$85,000	$85,000	Other long-term liabilities	$(1,467)

As of June 24, 2012:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	6,500	$497	Other current assets	$28
Interest rate swaps	USD	$85,000	$85,000	Other long-term liabilities	$(1,015)
(MXN represents the Mexican Peso)

The fair values of the Company's foreign exchange contracts and interest rate swaps are estimated by obtaining month-end market quotes for contracts with similar terms.

The effect of marked-to-market hedging derivative instruments was as follows:

		For the Three Months Ended
Derivatives not designated as hedges:	Classification:	September 23, 2012	September 25, 2011
Foreign exchange contracts – MXN/USD	Other operating expenses, net	$36	$(29)
Total (gain) loss recognized in income		$36	$(29)

By entering into derivative instrument contracts, the Company exposes itself to counterparty credit risk. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting the amount of exposure to any single counterparty and regularly monitoring its market position with each counterparty. The Company's derivative instruments do not contain any credit risk related contingent features.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

21. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

The Company's financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

	Assets (Liabilities) at Fair Value as of September 23, 2012
	Level 1	Level 2	Level 3
Foreign exchange derivative contracts	$—	$(2)	$—
Interest rate derivative contracts	—	(1,467)	—
Total liabilities	$—	$(1,469)	$—

	Assets (Liabilities) at Fair Value as of June 24, 2012
	Level 1	Level 2	Level 3
Foreign exchange derivative contracts	$—	$28	$—
Total assets	$—	$28	$—

Interest rate derivative contracts	$—	$(1,015)	$—
Total liabilities	$—	$(1,015)	$—

There were no financial instruments measured at fair value that were in an asset position at September 23, 2012. The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Since its debt refinancing in May 2012, the Company believes that there have been no significant changes to its credit risk profile or the interest rates available to the Company for debt issuances with similar terms and average maturities and the Company estimates that the fair values of these long-term debt obligations approximate their carrying amounts. Other financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value because of their short-term nature.

22. Other Operating Expense (Income), Net

The components of Other operating expense (income), net consist of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Operating expenses for Renewables	$585	$—
Net loss on sale or disposal of assets	22	64
Foreign currency transaction losses (gains)	16	(21)
Other, net	(42)	(84)
Total other operating expense (income), net	$581	$(41)

Other, net consists primarily of rental income. Operating expenses for Renewables includes $46 of non-cash depreciation and amortization charges.

23. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills' interest in PAL was assigned to Parkdale Incorporated. PAL's fiscal year end is the Saturday nearest to December 31 and is a limited liability company treated as a partnership for income tax reporting purposes. PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel markets located throughout North and South America. PAL has 13 manufacturing facilities located primarily in the southeast region of the U.S. According to its most recently issued audited financial statements, PAL's five largest customers accounted for approximately 80% of total revenues and 72% of total gross accounts receivable outstanding, with the largest customer accounting for approximately 37% of revenues and 37% of accounts receivable.

In August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton. The program offers a subsidy for cotton consumed in domestic production and the subsidy is paid the month after the eligible cotton is consumed. The subsidy must be used within eighteen months after the marketing year earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provided a subsidy of four cents per pound through July 31, 2012 and provides a subsidy of three cents per pound for six years thereafter. The Company recognizes its share of PAL's income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired with an appropriate allocation methodology considering the dual criteria of the subsidy.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

On March 30, 2011, PAL amended its revolving credit facility to increase the maximum borrowing capacity from $100,000 to $200,000 and extend the maturity date from October 28, 2012 to July 31, 2014. PAL's revolving credit facility charges a variable interest rate based on either the prime rate or LIBOR rate plus an applicable percentage. PAL's revolving credit facility also has covenants in place such as an annual limit on capital expenditures, a minimum fixed-charge coverage ratio and a maximum leverage ratio. PAL informed the Company that as of September 2012, PAL's cash on-hand was $62,819, PAL had no outstanding borrowings on its revolving credit facility and PAL was in compliance with all debt covenants.

PAL is subject to price risk related to fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material costs. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. PAL may also designate certain futures contracts as cash flow hedges with the effective portion of gains and losses recorded in accumulated other comprehensive loss until the underlying transactions are recognized in income. As of September 2012, PAL's accumulated other comprehensive loss was comprised of losses related to futures contracts totaling $619. Any ineffective portion of changes in fair value of cash flow hedges are recognized in earnings as they occur. All of PAL's other derivatives not designated as hedges are marked-to-market each period with the changes in fair value recognized in current period earnings. In addition, PAL may enter into forward contracts for certain cotton purchases, which qualify as derivative instruments. However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.

As of September 23, 2012, the Company's investment in PAL was $90,952 and shown within Investments in unconsolidated affiliates. The reconciliation between the Company's share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of September 2012	$109,503
Initial excess capital contributions	53,363
Impairment charge recorded in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(460)
Investment as of September 2012	$90,952

U.N.F. Industries, Ltd.

In September 2000, the Company and Nilit Ltd. (“Nilit”) formed a 50/50 joint venture, U.N.F. Industries Ltd. (“UNF”), for the purpose of operating nylon extrusion assets to manufacture nylon POY. All raw material and production services for UNF are provided by Nilit under separate supply and services agreements. UNF's fiscal year end is December 31st and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

UNF America, LLC

In October 2009, the Company and Nilit America Inc. (“Nilit America”) formed a 50/50 joint venture, UNF America LLC (“UNF America”), for the purpose of operating a nylon extrusion facility which manufactures nylon POY. All raw material and production services for UNF America are provided by Nilit America under separate supply and services agreements. UNF America's fiscal year end is December 31st and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of September 23, 2012, the Company's open purchase orders related to this agreement were $8,013.

The Company's raw material purchases under this supply agreement consist of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
UNF	$3,263	$5,486
UNF America	5,698	3,716
Total	$8,961	$9,202

As of September 23, 2012 and June 24, 2012, the Company had combined accounts payable due to UNF and UNF America of $3,801 and $4,184, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The Company is the primary beneficiary of these entities based on the terms of the supply agreement discussed above. As a result, the Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and, in accordance with U.S. GAAP, should be consolidated in the Company's financial results. As the Company purchases substantially all of the output from the two entities, and, as the two entities' balance sheets constitutes 3% or less of the Company's current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of September 23, 2012, the Company's combined investments in UNF and UNF America were $4,233 and are shown within Investments in unconsolidated affiliates. The financial results of UNF and UNF America are included in the Company's financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company's accounting policy. Other than the supply agreement discussed above, the Company does not provide any other operating commitments or guarantees related to either UNF or UNF America.

Unaudited, condensed balance sheet and income statement information for the Company's unconsolidated affiliates is presented in the following tables. As PAL is defined as significant, its information is separately disclosed. The operating results of Renewables are included through the end of the Company's first quarter of fiscal year 2012, and thereafter Renewables results have been consolidated.

	As of September 23, 2012 (Unaudited)
	PAL	Other	Total
Current assets	$261,900	$9,952	$271,852
Noncurrent assets	125,220	3,238	128,458
Current liabilities	55,269	5,749	61,018
Noncurrent liabilities	9,783	—	9,783
Shareholders' equity and capital accounts	322,068	7,441	329,509

The Company's portion of undistributed earnings	20,170	1,278	21,448

	As of June 24, 2012 (Unaudited)
	PAL	Other	Total
Current assets	$259,558	$12,018	$271,576
Noncurrent assets	130,677	759	131,436
Current liabilities	56,899	4,512	61,411
Noncurrent liabilities	7,717	—	7,717
Shareholders' equity and capital accounts	325,619	8,265	333,884

	For the Three Months Ended September 23, 2012 (Unaudited)
	PAL	Other	Total
Net sales	$201,390	$8,842	$210,232
Gross profit	2,948	1,653	4,601
(Loss) income from operations	(571)	1,223	652
Net income	38	1,200	1,238
Depreciation and amortization	7,791	25	7,816

Cash received by PAL under EAP program	4,926	—	4,926
Earnings recognized by PAL for EAP program	2,319	—	2,319

Dividends and cash distributions received	2,224	—	2,224

	For the Three Months Ended September 25, 2011 (Unaudited)
	PAL	Other	Total
Net sales	$346,075	$10,267	$356,342
Gross profit	13,077	664	13,741
Income (loss) from operations	11,115	(201)	10,914
Net income (loss)	11,325	(245)	11,080
Depreciation and amortization	9,295	56	9,351

Cash received by PAL under EAP program	6,171	—	6,171
Earnings recognized by PAL for EAP program	5,956	—	5,956

Dividends and cash distributions received	2,005	—	2,005

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

24. Commitments and Contingencies

Collective Bargaining Agreements

While employees of the Company's foreign operations are generally unionized, none of the Company's domestic labor force is currently covered by a collective bargaining agreement.

Environmental

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l. (“INVISTA”). The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company's period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont's operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont's duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

25. Related Party Transactions

For a discussion of the nature of related party relationships see “Footnote 27. Related Party Transactions” included in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2012.

Related party receivables and payables consist of the following:

	September 23, 2012	June 24, 2012
Dillon Yarn Corporation	$—	$7
American Drawtech Company, Inc.	40	104
Total related party receivables (included within receivables, net)	$40	$111

Dillon Yarn Corporation	$263	$206
American Drawtech Company, Inc.	—	20
Salem Leasing Corporation	262	270
Total related party payables (included within accounts payable)	$525	$496

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 23, 2012	September 25, 2011
Dillon Yarn Corporation	Sales and Service Agreement	$126	$250
Dillon Yarn Corporation	Sales	4	22
Dillon Yarn Corporation	Yarn Purchases	764	871
American Drawtech Company, Inc.	Sales	97	1,201
American Drawtech Company, Inc.	Yarn Purchases	43	22
Salem Leasing Corporation	Transportation Equipment Costs	786	753
Cupron, Inc.	Sales	2	96

On August 30, 2012 the Company entered into an unsecured loan agreement with UNF for $1,250. The loan bears interest at 3% with interest payable semi-annually. The loan does not amortize and has a maturity date of August 30, 2014 at which time the entire principal balance is due.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

26. Business Segment Information

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

●

The International segment's products primarily include textured polyester and various types of resale yarns. The International segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishing, industrial and other end-use markets primarily in the South American and Asian regions. This segment includes manufacturing and sales offices in Brazil and a sales office in China.

The Company evaluates the operating performance of its segments based upon Segment Adjusted Profit which is defined as segment gross profit plus segment depreciation and amortization less segment SG&A and segment other adjustments. Segment operating profit represents segment net sales less cost of sales, restructuring and other charges and SG&A expenses. The accounting policies for the segments are consistent with the Company's accounting policies. Intersegment sales are accounted for at current market prices. Selected financial information for the Polyester, Nylon and International segments is presented below:

	For the Three Months Ended September 23, 2012
	Polyester	Nylon	International	Total
Net sales	$93,036	$40,014	$39,850	$172,900
Cost of sales	84,829	35,944	34,107	154,880
Gross profit	8,207	4,070	5,743	18,020
Selling, general and administrative expenses	6,751	2,336	2,060	11,147
Segment operating profit	$1,456	$1,734	$3,683	$6,873

	For the Three Months Ended September 25, 2011
	Polyester	Nylon	International	Total
Net sales	$92,528	$40,961	$37,524	$171,013
Cost of sales	88,838	36,610	33,735	159,183
Gross profit	3,690	4,351	3,789	11,830
Selling, general and administrative expenses	6,063	2,110	2,198	10,371
Segment operating (loss) profit	$(2,373)	$2,241	$1,591	$1,459

The reconciliations of Segment Operating Profit to Consolidated Income Before Income Taxes are as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Polyester	$1,456	$(2,373)
Nylon	1,734	2,241
International	3,683	1,591
Segment operating profit	6,873	1,459
Provision for bad debts	110	205
Other operating expense (income), net	581	(41)
Consolidated operating income	6,182	1,295
Interest income	(124)	(647)
Interest expense	1,444	4,380
Loss on extinguishment of debt	242	462
Equity in earnings of unconsolidated affiliates	(671)	(3,459)
Consolidated income before income taxes	$5,291	$559

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The reconciliations of Segment Depreciation and Amortization Expense to Consolidated Depreciation and Amortization Expense are as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Polyester	$4,681	$4,799
Nylon	758	783
International	866	973
Segment depreciation and amortization expense	6,305	6,555
Depreciation and amortization included in other operating expense (income), net	46	6
Amortization included in interest expense	166	221
Consolidated depreciation and amortization expense	$6,517	$6,782

Segment Other Adjustments for each of the reportable segments consist of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Polyester	$94	$—
Nylon	—	—
International	—	—
Segment other adjustments	$94	$—

Other adjustments include amounts recorded for certain domestic retiree and post-employment medical liabilities.

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Polyester	$6,231	$2,426
Nylon	2,492	3,024
International	4,549	2,564
Segment adjusted profit	$13,272	$8,014

Intersegment Sales for each of the reportable segments consist of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Polyester	$621	$453
Nylon	122	8
International	293	—
Intersegment sales	$1,036	$461

The reconciliations of Segment Capital Expenditures to Consolidated Capital Expenditures are as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Polyester	$729	$189
Nylon	56	71
International	165	805
Segment capital expenditures	950	1,065
Unallocated corporate capital expenditures	141	57
Consolidated capital expenditures	$1,091	$1,122

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The reconciliations of Segment Total Assets to Consolidated Total Assets are as follows:

	September 23, 2012	June 24, 2012
Polyester	$191,214	$198,321
Nylon	74,369	74,569
International	90,482	88,040
Segment total assets	356,065	360,930
All other current assets	9,180	9,424
Unallocated corporate PP&E	10,347	10,404
All other non-current assets	5,533	5,712
Investments in unconsolidated affiliates	95,185	95,763
Consolidated total assets	$476,310	$482,233

Geographic Data:

Geographic information for net sales is as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
U.S.	$122,587	$123,920
Brazil	32,521	33,145
All other foreign	17,792	13,948
Total	$172,900	$171,013

The information for net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company's U.S. operations to external customers were $22,985 and $19,328 for the three months ended September 23, 2012 and September 25, 2011, respectively.

Geographic information for long-lived assets is as follows:

	September 23, 2012	June 24, 2012
U.S.	$210,018	$215,910
Brazil	18,270	19,121
All other foreign	8,431	7,915
Total	$236,719	$242,946

Long-lived assets are comprised of Property, plant and equipment, net, Intangible assets, net, Investments in unconsolidated affiliates and Other non-current assets.

27. Subsequent Events

The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no items deemed reportable other than the $2,200 optional prepayment of the Term B Loan that was completed on October 17, 2012.

28. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Interest, net of capitalized interest	$1,362	$778
Income taxes, net of refunds	2,441	793

For the three months ended September 23, 2012, cash payments for interest were made on a monthly basis. For the three months ended September 25, 2011, cash payments for interest were made on a monthly basis for the Company's then existing revolving credit facility while interest for the Company's previously outstanding 11.5% Senior Secured Notes due May 2014 was due on May 15 and November 15 of each year. Cash payments for taxes shown above consist primarily of tax payments made by the Company in foreign jurisdictions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

Forward-Looking Statements

The following discussion contains certain forward-looking statements about the Company's financial condition and results of operations.

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

●	changes in consumer spending, customer preferences, fashion trends and end-uses;
●	the ability to reduce production costs;
●	changes in currency exchange rates, interest and inflation rates;
●	the financial condition of the Company's customers;
●	the ability to sell excess assets;
●	technological advancements and the continued availability of financial resources to fund capital expenditures;
●	the operating performance of joint ventures and other equity investments;
●	the accurate financial reporting of information from equity method investees;
●	the impact of environmental, health and safety regulations;
●	the loss of a material customer(s);
●	the ability to protect intellectual property;
●	employee relations;
●	volatility of financial and credit markets;
●	the ability to service indebtedness and fund capital expenditures and strategic initiatives;
●	the continuity of the Company's leadership;
●	availability of and access to credit on reasonable terms; and
●	the success of the Company's strategic business initiatives.

These forward-looking statements reflect the Company's current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include those discussed above. New risks can emerge from time to time. It is not possible for the Company to predict all of these risks, nor can it assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements.

Business Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company. The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells fibers made from polyester and nylon filament to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishing, automotive upholstery, industrial and other end-use markets. The Company's polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each available in virgin or recycled varieties. The Company's nylon products include textured, solution dyed and covered spandex products. The Company maintains one of the industry's most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”). The Company's principal markets are located in the U.S., Canada, Mexico, Central America, and South America. In addition, the Company has a wholly-owned subsidiary in the People's Republic of China (“China”) focused on the sale and promotion of the Company's specialty and PVA products in the Asian textile market, primarily in China as well as into Europe.

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

●

The International segment's products primarily include textured polyester and various types of resale yarns. The International segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishing, industrial and other end-use markets primarily in the South American and Asian regions. This segment includes manufacturing and sales offices in Brazil and a sales office in China.

Other information for the Company's reportable segments, including revenues, a measurement of profit or loss, and total assets by segment, is provided in “Footnote 26. Business Segment Information” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Recent Developments and Strategy

Strategy: While the Company continues to face a challenging operating environment caused by global competition across the supply chain, inflation for its input costs and raw materials, and potential decreased demand caused by continuing weakness of the U.S. and global economies, the Company believes it has the appropriate strategies in place to succeed in such an environment.  The Company continues to focus on its key strategies: striving for continuous improvement across all operational and business processes; enriching its product mix by growing its higher margin PVA product portfolio; increasing sales of yarns with regional rules of origin requirements; and continuing its strategic penetration in global growth markets, such as China, Central America and Brazil.  Going forward, the Company expects to continue its support of these strategies through investments in selected product and geographic growth opportunities related to its core business. The Company also anticipates utilizing its excess liquidity and operating cash flows to continue its deleveraging strategy, with the goal of reducing leverage, prepaying its higher interest Term B Loan, and developing other strategies to enhance shareholder value.

PVA: The Company remains committed to growing the business for its value-added products and the belief that its research and development work with brands and retailers continues to create new, world-wide sales opportunities as the Company raises the visibility of REPREVE® as a consumer brand. For the current quarter, the Company's PVA products represented approximately 20% of its consolidated net sales and REPREVE® continues to grow at a faster pace than other PVA products. The Company believes that it can continue to increase its PVA sales as a percentage of its overall sales volume and grow its global PVA sales 15% to 20% annually to create overall mix enrichment and margin gains.

Investment in Central America: The Central American Free Trade Agreement (“CAFTA”) region, which continues to be a competitive alternative to Asian supply chains, has in recent years maintained its share of synthetic apparel supply to U.S. retailers and continues to see ongoing investments being made. The recently completed installation of additional texturing capacity at the Company's plant in El Salvador is running at or near capacity and will enable the Company to take advantage of the long-term volume opportunities in this region. In addition, legislation was passed in the U.S. Congress on August 3, 2012 that provides a technical correction to the sewing thread provision in the CAFTA. The amended CAFTA, which took effect on October 13, 2012, closed a loophole that allowed for the use of non-originating sewing thread in the assembly of textiles and apparel under the trade agreement. The technical modification clarifies that certain single ply synthetic sewing thread is required to be produced in the United States or CAFTA region in order for goods to qualify for preferential tariff treatment. All other sewing threads already enjoyed the benefits of yarn forward rules of origin under the free trade agreement. The passage of this amendment is important to the Company and its operations in Central America, and is expected to result in improvements for the Company's twisted and sewing thread business.

Brazil: The strengthening of the Brazilian Real during the first half of fiscal year 2012 negatively impacted the competitiveness of the local apparel supply chain by making imports of competing fibers, garments and apparel more competitively priced. Although the Company still faces stiff competition from imported fibers, fabrics and finished garments, the return of the Real to more normalized levels since the second half of the 2012 fiscal year and the initiatives taken by the Brazilian government to help support the domestic manufacturers have helped shift demand back to the domestic Brazilian textile producers such as the Company's Brazilian subsidiary. The Company expects that its mix enrichment efforts and manufacturing efficiencies gained through its process improvement programs will allow it to remain competitive with the imports of commodity textured yarns.

China: Sales volumes for the September 2012 quarter were lower than expected as demand from a significant customer was negatively impacted by high inventory levels throughout that customer's supply chain. This decline in volume was partially offset by several new development programs realized during the quarter, however, these programs were at lower than average margins. The Company remains optimistic about its business in China as the high levels of supply chain inventory for a significant customer become depleted and the projected growth in the region for the Company's PVA products is expected to continue.

Raw Materials: During the September 2012 quarter, polyester raw material pricing continued to moderate from prior year levels, decreasing from their highest levels in more than thirty years during the nine months ended June 2012. The decrease in raw material costs allowed the Company to recover lost margin during the current quarter and realize an improvement in its Polyester segment's gross profit versus the prior year quarter. However, polyester raw material prices began to increase during August, September and October 2012 and will negatively impact the Company's future margins as the timing of these raw material cost increases will limit the recovery of margin during this rising raw material environment. In addition, the polymer pricing gap between the U.S. and Asia ended September 2012 at approximately $0.12 per pound and will place additional pressures on the Company's sales volume and margins within the lower end of the Company's business that typically competes with imported yarns.

Company Outlook: Based on uncertainties of the upcoming holiday season and recent increases in raw material prices, the Company believes that its gross profit and Adjusted EBITDA for the December 2012 fiscal quarter will be less than the amounts reported for the September 2012 quarter. The Company continues to expect operating profit improvements for the full fiscal year 2013 when compared to fiscal year 2012 due to anticipated higher sales volumes (from the lessening effect of the inventory destocking and signs of improvement in the Company's key markets) and gross margin improvements.

Key Performance Indicators and Non-GAAP Financial Measures

The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company's business:

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

●

Adjusted EBITDA Including Equity Affiliates represents EBITDA adjusted to exclude gains or losses on extinguishment of debt, loss on previously held equity interest, non-cash compensation expense net of distributions, and certain other adjustments. Other adjustments may include items such as gains or losses on sales or disposals of property, plant, or equipment, currency and derivative gains or losses, restructuring charges, startup costs, and certain other operating or non-operating income or expense items;

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
●

Adjusted Working Capital (receivables plus inventory less accounts payable and certain accrued expenses) is an indicator of the Company's production efficiency and ability to manage its inventory and receivables; and

●	Working Capital represents current assets less current liabilities.

EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are financial measurements that management uses to facilitate its analysis and understanding of the Company's business operations. Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company. The calculation of EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are subjective measures based on management's belief as to which items should be included or excluded, in order to provide the most reasonable view of the underlying operating performance of the business. EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are not considered to be in accordance with generally accepted accounting principles (“non-GAAP measurements”) and should not be considered a substitute for performance measures calculated in accordance with GAAP.

Results of Operations

The reconciliations of Net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Net income attributable to Unifi, Inc.	$2,294	$286
Provision for income taxes	3,233	273
Interest expense, net	1,320	3,733
Depreciation and amortization expense	6,333	6,561
EBITDA	13,180	10,853

Loss on extinguishment of debt	242	462
Non-cash compensation expense, net	621	243
Other	453	43
Adjusted EBITDA Including Equity Affiliates	14,496	11,601

Equity in earnings of unconsolidated affiliates	(671)	(3,459)
Adjusted EBITDA	$13,825	$8,142

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Adjusted EBITDA	$13,825	$8,142
Depreciation included in other operating expense (income), net	—	(6)
Non-cash compensation expense, net	(621)	(243)
Provision for bad debts	110	205
Other, net	(42)	(84)
Segment Adjusted Profit	$13,272	$8,014

Segment Adjusted Profit for each of the reportable segments is presented below:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Polyester	$6,231	$2,426
Nylon	2,492	3,024
International	4,549	2,564
Segment Adjusted Profit	$13,272	$8,014

Selected financial information for the Polyester, Nylon and International segments is presented below:

	For the Three Months Ended September 23, 2012
	Polyester	Nylon	International	Total
Net sales	$93,036	$40,014	$39,850	$172,900
Cost of sales	84,829	35,944	34,107	154,880
Gross profit	8,207	4,070	5,743	18,020
Selling, general and administrative expenses	6,751	2,336	2,060	11,147
Segment operating profit	$1,456	$1,734	$3,683	$6,873

	For the Three Months Ended September 25, 2011
	Polyester	Nylon	International	Total
Net sales	$92,528	$40,961	$37,524	$171,013
Cost of sales	88,838	36,610	33,735	159,183
Gross profit	3,690	4,351	3,789	11,830
Selling, general and administrative expenses	6,063	2,110	2,198	10,371
Segment operating (loss) profit	$(2,373)	$2,241	$1,591	$1,459

The reconciliations of Segment Operating Profit to Consolidated Income Before Income Taxes are as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Polyester	$1,456	$(2,373)
Nylon	1,734	2,241
International	3,683	1,591
Segment operating profit	6,873	1,459
Provision for bad debts	110	205
Other operating expense (income), net	581	(41)
Consolidated operating income	6,182	1,295
Interest income	(124)	(647)
Interest expense	1,444	4,380
Loss on extinguishment of debt	242	462
Equity in earnings of unconsolidated affiliates	(671)	(3,459)
Consolidated income before income taxes	$5,291	$559

The reconciliations of Segment Depreciation and Amortization Expense to Consolidated Depreciation and Amortization Expense are as follows:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Polyester	$4,681	$4,799
Nylon	758	783
International	866	973
Segment depreciation and amortization expense	6,305	6,555
Depreciation and amortization included in other operating expense (income), net	46	6
Amortization included in interest expense	166	221
Consolidated depreciation and amortization expense	$6,517	$6,782

Depreciation and amortization included in other operating expense (income), net includes $18 allocated to net loss attributable to non-controlling interest for the quarter ended September 23, 2012.

Results of Operations

Review of First Quarter of Fiscal Year 2013 Compared to First Quarter of Fiscal Year 2012

Consolidated Overview

The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales and the percentage increase or decrease over the prior year period amounts are as follows:

	For the Three Months Ended
	September 23, 2012		September 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$172,900	100.0	$171,013	100.0	1.1
Cost of sales	154,880	89.6	159,183	93.1	(2.7)
Gross profit	18,020	10.4	11,830	6.9	52.3
Selling, general and administrative expenses	11,147	6.4	10,371	6.0	7.5
Provision for bad debts	110	0.1	205	0.1	(46.3)
Other operating expense (income), net	581	0.3	(41)	—	—
Operating income	6,182	3.6	1,295	0.8	377.4
Interest expense, net	1,320	0.8	3,733	2.2	(64.6)
Earnings from unconsolidated affiliates	(671)	(0.4)	(3,459)	(2.0)	(80.6)
Loss on extinguishment of debt	242	0.1	462	0.3	(47.6)
Income before income taxes	5,291	3.1	559	0.3	846.5
Provision for income taxes	3,233	1.9	273	0.1	—
Net income including non-controlling interest	2,058	1.2	286	0.2	619.6
Less: net (loss) attributable to non-controlling interest	(236)	(0.1)	—	—	—
Net income attributable to Unifi, Inc.	$2,294	1.3	$286	0.2	702.1

Consolidated Net Sales

Net sales for the September 2012 quarter increased by $1,887, or 1.1%, as compared to the prior year September quarter. Overall, sales volume increased by 6.7% primarily due to recovery in the Company's International segment while the sales volumes in the Polyester and Nylon segments were relatively unchanged from the prior year quarter. The increase in sales volume was partially offset by a decrease in the overall weighted average selling price of 5.6% due to a lower priced sales mix in China, as well as the currency translation effect on Brazil's revenues attributable to the weakening of the Brazilian Real against the U.S. dollar. The weighted average selling prices in the Polyester and Nylon segments were comparable against the prior year quarter.

Consolidated Gross Profit

Gross profit for the September 2012 quarter increased by $6,190, or 52.3%, as compared to the prior year September quarter. Gross profit improvements were primarily due to increased sales volumes and improved unit conversion margins and were concentrated within the Company's Polyester and International segments. Polyester gross profit increases were caused by margin improvements as polyester raw material prices declined at the beginning of the current quarter and were approximately 13% below the raw material pricing experienced in the prior year quarter which allowed the Company to recover previously lost conversion margin (net sales less raw material costs). In addition, the Company's operation in Brazil experienced higher gross profit as sales and production volumes increased as a result of improved demand for local production. Finally, higher sales volumes contributed to improved gross profit for the Company's Chinese subsidiary.

Polyester Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Polyester segment are as follows:

	For the Three Months Ended
	September 23, 2012		September 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$93,036	100.0	$92,528	100.0	0.5
Cost of sales	84,829	91.2	88,838	96.0	(4.5)
Gross profit	$8,207	8.8	$3,690	4.0	122.4

Polyester segment net sales were comparable to the prior year quarter as volumes increased 1.3% while the weighted average selling price decreased 0.7%. The increase in gross profit of $4,517 was primarily due to higher unit conversion margins as raw material prices declined at the beginning of the current quarter and were lower than the record-high prices experienced in the September 2011 quarter which allowed for the recovery of previously lost margins. In addition, growth of higher margin PVA products led to improved conversion margins. Unit manufacturing costs were lower as a result of efficiency gains accomplished through process improvements and the absence of unfavorable manufacturing cost variances associated with the timing of various production shutdowns that were recognized in the prior year quarter.

The Polyester segment net sales and gross profit as a percentage of total consolidated amounts were 53.8% and 45.5% for the first quarter of fiscal year 2013, compared to 54.1% and 31.2% for the first quarter of fiscal year 2012, respectively.

Outlook:

Based on the expectation of rising raw material costs and the current polymer pricing gap between the U.S. and Asia, the Company anticipates lower Polyester sales volume and unit conversion margins for the December 2012 quarter when compared to the September 2012 quarter.

Nylon Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Nylon segment are as follows:

	For the Three Months Ended
	September 23, 2012		September 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$40,014	100.0	$40,961	100.0	(2.3)
Cost of sales	35,944	89.8	36,610	89.4	(1.8)
Gross profit	$4,070	10.2	$4,351	10.6	(6.5)

Nylon segment net sales decreased 2.3% compared to the prior year quarter as volumes and weighted average selling price declined 1.7% and 0.6%, respectively, with weakness in the hosiery and knit apparel applications negatively impacting sales volumes. The decline in gross profit of $281 was mainly due to lower sales volume and a lower margin sales mix.

The Nylon segment net sales and gross profit as a percentage of total consolidated amounts were 23.2% and 22.6% for the first quarter of fiscal year 2013, compared to 24.0% and 36.8% for the first quarter of fiscal year 2012, respectively.

Outlook:

The Company expects volumes and gross profit in the second quarter of fiscal year 2013 to remain at or decline slightly from the levels reported during the first quarter of fiscal year 2013.

International Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the International segment are as follows:

	For the Three Months Ended
	September 23, 2012		September 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$39,850	100.0	$37,524	100.0	6.2
Cost of sales	34,107	85.6	33,735	89.9	1.1
Gross profit	$5,743	14.4	$3,789	10.1	51.6

Gross profit for the Company's International segment increased $1,954 as a result of improved volumes in both the Brazilian and Chinese operations. Sales volume in the Brazilian operation increased 12.1% as compared to the prior year period due to improved demand in the Brazilian market. In the prior year quarter, the Brazilian operation was negatively impacted by reduced demand due to increased imports of competing yarn, fabric and garments as imports became more competitive alternatives resulting from the appreciation of the Brazilian Real against the U.S. dollar. The Brazilian currency has weakened over the past twelve months and, at an exchange rate of approximately 2.03 to the U.S. dollar during the September 2012 quarter, has improved the competitiveness of domestic producers. Gross profit for the Brazilian operation increased 50.8% from the prior year quarter as a result of the improved volumes, improved unit conversion margin (on a local currency basis) and lower unit manufacturing costs reflecting higher capacity utilization.

Sales volume in the Chinese operation nearly doubled versus the prior year quarter primarily due to a recovery in demand from one large customer and to the commercialization of certain development projects during the September 2012 quarter. The new sales programs were, however, at a lower average price and gross margin.

The International segment net sales and gross profit as a percentage of total consolidated amounts were 23.0% and 31.9% for the first quarter of fiscal year 2013, compared to 21.9% and 32.0% for the first quarter of fiscal year 2012, respectively.

Outlook:

The Company expects gross profit to decline in the second fiscal quarter as a result of lower sales volumes in Brazil with gradual improvement expected throughout the second half of fiscal year 2013.

Consolidated Selling General & Administrative Expenses

SG&A expenses increased in total and as a percentage of net sales for the current fiscal quarter when compared to the prior year quarter. The increased expense was primarily a result of higher fringe benefit costs related to certain variable and non-cash compensation plans, and various on-going branding and marketing initiatives. These increases were partially offset by reductions in certain other employee related costs and administrative expenses.

Consolidated Provision for Bad Debts

During the first quarter of fiscal year 2013, there were no significant changes in the Company's allowance for uncollectible accounts, as the aging of customer receivables and provisions for certain risk accounts remained relatively unchanged from June 24, 2012. The provision for bad debt expense was $110 for the September 2012 quarter as compared to $205 for the prior year quarter.

Consolidated Other Operating Expense (Income), Net

The components of other operating expense (income), net consist of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Operating expenses for Renewables	$585	$—
Net loss on sale or disposal of assets	22	64
Foreign currency transaction losses (gains)	16	(21)
Other, net	(42)	(84)
Total other operating expense (income), net	$581	$(41)

Consolidated Interest Expense, Net

Net interest expense decreased from $3,733 for the prior year quarter to $1,320 for the current year quarter. This favorable decline in interest expense was due to a lower average outstanding debt balance and a lower weighted average interest rate. The decreases were caused by the Company's prepayments throughout the prior fiscal year, the completion of the Company's debt refinancing in May 2012 and additional prepayments of the Company's Term B Loan obligations made subsequent to the refinancing. The weighted average interest rate of the Company's outstanding debt obligations declined from 9.2% for the prior year period to 4.2% for the current year period as a result of the significantly lower borrowing rates realized from the debt refinancing in May 2012.

Outlook:

Throughout the remainder of the current fiscal year, the Company believes that there will be sufficient operating cash flows to allow for the further reduction of its outstanding debt obligations and, as a result, will allow the Company to realize cash interest expense savings for these future periods when compared to current levels.

Consolidated Earnings from Unconsolidated Affiliates

For the September 2012 quarter, the Company generated $2,058 of income before income taxes, of which $671 was generated from its investments in unconsolidated affiliates. For the three months ended September 23, 2012, earnings from the Company's unconsolidated equity affiliates were $671 compared to $3,459 for the three months ended September 25, 2011. During these periods, the Company's 34% share of PAL's earnings decreased from $3,827 to $42 primarily due to softness in the cotton apparel market and as several large customers continued to destock their inventory which resulted in lower sales volume and margin pressures. Cotton apparel imported into the U.S. from the North and Central American regions declined 12% from the prior year period and impacted negatively PAL's sales volumes. In addition, PAL's earnings also declined from the prior year quarter as a result of the timing of revenue recognition related to the EAP cotton rebate program. PAL ended the current quarter with a deferral of $2,773 of the rebate benefits received (the Company's 34% share is $943) and will recognize these benefits in its earnings in future periods as the qualifying capital expenditures are made. The remaining change in earnings of unconsolidated affiliates relates primarily to the improved operating results of UNF and UNF America which was primarily driven by higher utilization rates.

Consolidated Income Taxes

The Company's income tax provision for the quarter ended September 23, 2012 resulted in tax expense of $3,233, with an effective tax rate of 61.1%. The effective income tax rate for the period is higher than the U.S. statutory rate due to foreign dividends taxed in the U.S., the timing of the Company's recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

The Company's income tax provision for the quarter ended September 25, 2011 resulted in tax expense of $273, with an effective rate of 48.8%. The income tax rate for the period is higher than the U.S. statutory rate primarily due to losses in tax jurisdictions for which no tax benefit could be recognized and foreign dividends taxed in the U.S.

Outlook:

Based on current forecasts and assumptions, the Company expects to fully utilize its federal net operating loss carryforwards by the end of fiscal year 2013. For future periods, the Company expects that its provision for income taxes will more closely approximate the federal statutory rate and its cash payments for taxes will increase versus the amounts paid in previous periods.

Consolidated Net Income

Net income attributable to Unifi, Inc. for the first quarter of fiscal year 2013 was $2,294, or $0.11 per basic share, compared to net income attributable to Unifi, Inc. of $286, or $0.01 per basic share, for the prior year period. The Company's increased profitability was primarily due to higher gross profits and lower net interest expense partially offset by higher SG&A expenses, lower earnings from unconsolidated affiliates and an increase in the provision for income taxes.

Consolidated Adjusted EBITDA

Adjusted EBITDA for the three months ended September 23, 2012 increased $5,683 to $13,825 versus $8,142 for the prior year period. As discussed above, the $6,190 increase in gross profit is the primary reason for the year over year improvement.

Liquidity and Capital Resources

The Company's primary capital requirements are for debt service, working capital and capital expenditures. The Company's primary sources of capital are cash generated from operations and borrowings available under its ABL Revolver. For the three months ended September 23, 2012, cash generated from operations was $4,381 and as of September 23, 2012, excess availability under the ABL Revolver was $30,226.

As of September 23, 2012, all of the Company's long-term debt obligations, with the exception of a related party term loan, were guaranteed by domestic subsidiaries while a substantial portion of the Company's cash and cash equivalents were held by foreign subsidiaries. For the Company's U.S., Brazil and other foreign subsidiaries, the following table presents a summary of cash, liquidity, working capital and debt obligations as of September 23, 2012:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$2,237	$2,072	$8,283	$12,592
Borrowings available under ABL Revolver	30,226	—	—	30,226
Liquidity	$32,463	$2,072	$8,283	$42,818

Working capital	$99,387	$53,000	$22,463	$174,850
Long-term debt, including current portion	$118,700	—	$1,250	$119,950

As of September 23, 2012, all the cash and cash equivalents on-hand at the Company's foreign operations were deemed to be permanently reinvested.  The Company has plans to repatriate approximately $20,000 of future cash flows generated from its operations in Brazil and has a deferred tax liability of approximately $7,000 to reflect the additional income tax that would be due as a result of these current plans.  As of September 23, 2012, the $79,027 of undistributed earnings of the Company's foreign subsidiaries was deemed to be permanently reinvested and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings.

Debt Obligations

Long-term debt consists of the following:

	September 23, 2012	June 24, 2012
ABL Revolver	$54,500	$51,000
ABL Term Loan	48,200	50,000
Term B Loan	16,000	20,515
Related party term loan	1,250	—
Capital lease obligation	—	37
Total debt	119,950	121,552
Current portion of long-term debt	(7,200)	(7,237)
Total long-term debt	$112,750	$114,315

Debt Refinancing

On May 24, 2012, the Company entered into the ABL Facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A. The ABL Facility consists of the $100,000 ABL Revolver and a $50,000 ABL Term Loan. In addition, the Company entered into a $30,000 Term B Loan. The purpose of the new ABL Facility and the Term B Loan was to refinance the Company's then existing indebtedness. The ABL Facility and the Term B Loan each have a maturity date of May 24, 2017. The Company has the ability to request that the borrowing capacity of the ABL Revolver be increased to as much as $150,000.

The ABL Facility is secured by substantially all assets of the Company. The ABL Facility is further secured by a second-priority lien on the Company's membership interest in Parkdale America, LLC (“PAL”). The ABL Facility includes representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for financings of this type.  Should excess availability under the ABL Revolver fall below the greater of $10,000 or 15% of maximum availability, a financial covenant requires the Company to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0.  In addition, the ABL Facility contains provisions restricting certain payments and investments, including a restriction on the payment of dividends and share repurchases. As of September 23, 2012, the Company was in compliance with all financial covenants and had a fixed charge coverage ratio of 1.40.

The Company's ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. ABL Revolver borrowings bear interest at the London Interbank Offer Rate (the “LIBOR Rate”) plus an applicable margin with interest currently being paid on a monthly basis.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.  The weighted average interest rate for the ABL Revolver as of September 23, 2012, including the effects of all interest rate swaps, was 3.2%.

The ABL Term Loan bears interest at LIBOR plus an applicable margin with interest currently being paid on a monthly basis. The weighted average interest rate for the ABL Term Loan as of September 23, 2012, including the effects of all interest rate swaps, was 3.3%. The ABL Term Loan will be repaid in quarterly scheduled principal installments of $1,800 which commenced on September 1, 2012 and a balloon payment of $14,000 in May 2017. Subject to certain conditions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date.

The Term B Loan is secured by a first-priority lien on the Company's membership interest in PAL and a second-priority lien on substantially all assets of the Company. The Term B Loan also contains representations and warranties, affirmative and negative covenants and events of default comparable to those included in the ABL Facility.  The Term B Loan bears interest at LIBOR plus 7.50% (with a LIBOR floor of 1.25%) with interest payable monthly. The Term B Loan does not amortize and prepayments are only required in certain circumstances. Subject to certain conditions, the Company may prepay the Term B Loan at any time, in whole or in part, with a call premium of 3% during the first year, 2% during the second year, 1% during the third year and at par thereafter.

In fiscal year 2012, the Company made $9,485 of optional and mandatory prepayments of the Term B Loan. On July 2, 2012, the Company made an additional $4,515 optional prepayment of the Term B Loan.

Related Party Term Loan

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement with its unconsolidated affiliate U.N.F. Industries Ltd. (“UNF”) and borrowed $1,250. The loan bears interest at 3% with interest payable semi-annually. The loan does not amortize and has a maturity date of August 30, 2014 at which time the entire principal balance is due. The Company expects to repay the loan from a planned distribution from UNF once the distribution is approved by the Israeli government.

The following table presents the scheduled maturities of the Company's outstanding debt obligations for the remainder of fiscal year 2013 and each fiscal year thereafter:

	Expected Maturity Date on a Fiscal Year Basis
	2013	2014	2015	2016	2017
ABL Revolver	$—	$—	$—	$—	$54,500
ABL Term Loan	$5,400	$7,200	$7,200	$7,200	$21,200
Term B Loan	$—	$—	$—	$—	$16,000
Related Party Term Loan	$—	$—	$1,250	$—	$—

The table above does not take into consideration any optional prepayments or mandatory prepayments with respect to distributions from the Company's equity affiliates.

Subsequent Events

On October 9, 2012, the Company provided notice that it would make a $2,200 optional prepayment of the Term B Loan. This prepayment was subsequently completed on October 17, 2012, and the Company recorded a $112 charge for the early extinguishment of debt in the December 2012 quarter related to the 3% call premium and the associated non-cash charge for the write-off of deferred financing costs.

Further discussion of the terms and conditions of the Company's existing indebtedness is outlined in “Footnote 12. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Working Capital

The following table presents a summary of the components of the Company's Adjusted Working Capital and the reconciliation from Adjusted Working Capital to Working Capital:

	September 23, 2012	June 24, 2012
Receivables, net	$95,549	$99,236
Inventories	116,710	112,750
Accounts payable	(44,569)	(48,541)
Accrued expenses (1)	(10,785)	(14,004)
Adjusted Working Capital	156,905	149,441

Cash	12,592	10,886
Other current assets	13,326	15,125
Accrued interest	(309)	(398)
Other current liabilities	(7,664)	(8,569)
Working Capital	$174,850	$166,485
(1)	Excludes accrued interest

Working capital increased from $166,485 as of June 24, 2012 to $174,850 as of September 23, 2012 primarily due to higher amounts for Adjusted Working Capital. The $7,464 increase in the Company's Adjusted Working Capital was attributable to the unfavorable changes in inventories, accounts payable and accrued expenses partially offset by a favorable change in accounts receivable. The $3,960 increase in inventories was predominantly driven by higher on-hand raw material and finished goods units for the Company's Polyester and Nylon segments. The $3,972 decline in accounts payable occurred primarily during the latter half of the period and within the Company's Polyester segment as raw material purchases were reduced to match a decline in sales volumes. The $3,219 decrease in accrued expenses is primarily the result of quarter-end timing with respect to various domestic payroll accruals as well as the payment during the quarter for the Company's fiscal year 2012 annual variable compensation plan. The $3,687 favorable change in receivables consists primarily of decreases for the Company's domestic receivables as a result of the lower sales volume rate at the end of the period when compared to the beginning of the period.

Outlook:

While there remains uncertainty concerning changes in raw material costs, fluctuations in the exchange rates for foreign currencies, and the levels of sales and production volumes leading up to the holiday season, the Company believes that during the upcoming quarter there will be a favorable reduction in its Adjusted Working Capital.

Capital Expenditures

In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures. During the first quarter of fiscal year 2013, the Company spent $1,091 on capital expenditures compared to $1,122 in the same prior year quarter. The Company estimates its capital expenditures for fiscal year 2013 will be approximately $8,000 to $10,000, which is inclusive of approximately $6,000 of annual maintenance capital expenditures, with the remainder representing capital expenditures focused primarily on improving the Company's flexibility and capabilities to produce PVA products. The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Repayments of Debt Obligations

Other than the scheduled maturities and mandatory prepayments of debt required under its existing debt obligations, the Company may, from time to time, elect to repay additional amounts borrowed under the ABL Facility or Term B Loan. Such repayment of debt may come from the operating cash flows of the business or other sources and will depend upon the Company's strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. The Company's goal is to achieve a targeted balance of approximately $75,000 outstanding under its ABL Facility and hedge a substantial amount of the interest rate risk in order to ensure the predictability of cash payments for interest. As a result of the Company's ongoing execution of its deleveraging strategy, the Company expects to continue to reduce the annual fixed carrying cost of its debt.

Liquidity Summary

Historically, the Company has met its working capital, capital expenditures and debt service requirements from its cash flows from operations. The Company currently believes that its existing cash balances, cash generated by operations, together with borrowings available under the ABL Revolver, will enable the Company to comply with the terms of its indebtedness and meet the foreseeable liquidity requirements. Domestically, the Company's cash balances, cash generated by operations and borrowings available under the ABL Revolver continue to be sufficient to fund its domestic operating activities and cash commitments for its investing and financing activities. For its foreign operations, the Company expects its existing cash balances and cash generated by operations will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures.

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Three Months Ended
	September 23, 2012	September 25, 2011
Cash receipts:
Receipts from customers	$176,387	$171,615
Dividends from unconsolidated affiliates	2,224	2,005
Other receipts	164	736

Cash payments:
Payments to suppliers and other operating costs	140,670	136,031
Payments for salaries, wages, and benefits	29,374	34,748
Payments for interest	1,362	778
Payments for taxes	2,441	793
Other payments	547	185
	$4,381	$1,821

The $4,772 increase in receipts from customers for the current year quarter when compared to the prior year quarter is driven by a lower average days outstanding predominantly due to shifts in customer mix, increased sales in regions such as China which traditionally have lower average days outstanding, as well as the timing impacts of when sales volume rates increase or decline within the current or preceding quarterly periods. Other receipts include interest income and other miscellaneous items. The $4,639 higher payments to suppliers and other operating costs for the current year quarter when compared to the prior year quarter are impacted by timing as the average days payable within each region has remained relatively constant over the comparable periods. The $5,374 decline in payments for salaries, wages and benefits is primarily due to lower variable compensation payments as well as the effects of a weaker Brazilian Real versus the U.S. dollar for the current year quarter when compared to the prior year quarter. Interest payments increased $584 primarily as a result of timing as the Company's newly refinanced debt requires monthly interest payments, while the majority of the Company's outstanding debt obligations in the prior year period required semi-annual interest payments. Taxes paid by the Company increased $1,648 primarily due to the timing of tax payments made by the Company's Brazilian operation. Other payments include operating expenses for Renewables and other miscellaneous items.

Cash Used in Investing Activities and Financing Activities

The Company utilized $1,096 for net investing activities and utilized $1,555 for net financing activities during the September 2012 quarter. The Company spent $1,091 on capital expenditures and reduced its overall long-term debt by $1,565. Long-term debt was impacted by $4,515 in optional prepayments on the Term B Loan, $1,800 in scheduled principal payments on the ABL Term Loan partially offset by $3,500 in net proceeds from the ABL Revolver and $1,250 in proceeds from the related party term loan.

The Company utilized $1,309 for net investing activities and utilized $4,939 for net financing activities during the September 2011 quarter. The primary cash expenditures for investing and financing activities during the September 2011 quarter included $10,288 to redeem a portion of its 2014 notes with a face value of $10,000, $1,122 in capital expenditures and $360 for investment in an unconsolidated affiliate, offset by $173 in proceeds from the sale of assets and $5,300 in net borrowings from its then existing revolving credit facility.

Contractual Obligations

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. As of September 23, 2012, except for scheduled maturities and any mandatory or optional prepayments of debt required under the existing debt obligations, there have been no material changes in the scheduled maturities of the Company's contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2012.

Contingencies

Environmental

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA. The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company's period of operation of the Kinston site. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont's operations and is monitored by DENR. This site has been remediated by DuPont and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont's duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if and when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Securities and Exchange Commission has defined a company's most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements. The Company's critical accounting policies are discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K. There have been no material changes to these policies during the current period.

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

Interest Rate Risk:  The Company is exposed to interest rate risk through its borrowing activities.  The Company has borrowings under its ABL Revolver, ABL Term Loan and Term B Loan, which all have variable rates of interest.  The Company hedges a significant portion of its interest rate variability on its ABL Revolver and ABL Term Loan using interest rate swaps.  As of September 23, 2012, $85,000 of the Company's $119,950 of debt obligations are hedged through interest rate swaps and the $16,000 outstanding under the Term B Loan is subject to a LIBOR floor of 1.25%.  After giving effect to these arrangements, the Company's sensitivity analysis shows that a 50-basis point increase in the LIBOR rate as of September 23, 2012 would result in an increase of $89 in annual cash interest expense.

Currency Exchange Rate Risk: The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company's operations may enter into transactions (sales, purchases, or fixed purchase commitments, etc.) that are denominated in currencies other than the operation's functional currency and subject the Company to foreign currency exchange risk. The Company may enter into forward currency contracts to hedge this exposure. For sales transactions such as these, the Company typically hedges 50% to 75% of the sales value of these orders by using forward currency contracts. The maturity dates of the forward contracts are intended to match the anticipated collection dates of the receivables and, as of September 23, 2012, the latest maturity date is during December 2012. The Company may also enter into forward currency contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of September 23, 2012, the Company does not have a significant amount of exposure related to forward currency contracts.

As of September 23, 2012, the Company's subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 19.8% of consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations. As of September 23, 2012, $9,297 of the Company's cash and cash equivalents were held outside the U.S., of which approximately $2,667 were held in U.S. dollar equivalents.

More information regarding the Company's derivative financial instruments as of September 23, 2012 is provided in “Footnote 20. Derivative Financial Instruments” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Raw Material and Commodity Risks:  A significant portion of the Company's raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  The Company does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that the Company uses throughout all of its operations are generally traded on U.S. dollar pricing and are purchased at market or at fixed prices that are established with individual vendors as part of the purchase process for quantities expected to be consumed in the ordinary course of business.

Other Risks: The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas, tariffs and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Market Capitalization versus Book Value: As of the end of the first quarter of fiscal year 2013, the Company's book value was $14.62 per share. During the September 2012 quarter, the Company's shares of common stock traded on the New York Stock Exchange at a high of $12.36 and at a low of $10.44 per share. Due to the disparity between the share values, the Company periodically considers the recoverability of its assets and does not believe any of its assets to be impaired at this time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 23, 2012, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934, as amended, the “Exchange Act”) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1.      Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

Item 1A.  Risk Factors

There are no material changes to the Company's risk factors set forth under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended June 24, 2012.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company's repurchases of its common stock during the quarter ended September 23, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

06/25/12 – 07/24/12	—	—	—	2,269,080
07/25/12 – 08/24/12	—	—	—	2,269,080
08/25/12 – 09/23/12	—	—	—	2,269,080
Total	—	—	—

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.       Exhibits

Exhibit Number	Description
3.1(i)(a)

Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference to Exhibit 3a to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).

3.1(i)(b)

Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).

3.1(i)(c)

Certificate of Amendment to Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Reg No. 001-10542) dated November 3, 2010).

3.1 (ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2007).
10.1

First Amendment to Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc. dated July 17, 2012 (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

31.1	Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Unifi, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC. (Registrant)

Date: November 2, 2012	By:	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 2, 2012	By:	/s/ JAMES M. OTTERBERG
James M. Otterberg
Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(i)(a)

Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference to Exhibit 3a to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).

3.1(i)(b)

Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).

3.1 (i)(c)

Certificate of Amendment to Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Reg No. 001-10542) dated November 3, 2010).

3.1 (ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2007).
10.1

First Amendment to Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc. dated July 17, 2012 (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

31.1	Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Unifi, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.