Form 10-Q
period 2012-12-23
UNIFI INC
filed 2013-02-01
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 23, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of January 28, 2013 was 20,104,189.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended December 23, 2012

Table of Contents

Part I. Financial Information
		Page

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 23, 2012 and June 24, 2012	3

	Condensed Consolidated Statements of Operations for the Three Months Ended and Six Months Ended December 23, 2012 and December 25, 2011	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended and Six Months Ended December 23, 2012 and December 25, 2011	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended December 23, 2012	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 23, 2012 and December 25, 2011	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	50

Part II. Other Information

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Part I.   Financial Information
Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(amounts in thousands, except share and per share amounts)

	December 23, 2012	June 24, 2012
ASSETS
Cash and cash equivalents	$15,246	$10,886
Receivables, net	88,618	99,236
Inventories	107,101	112,750
Income taxes receivable	1,047	596
Deferred income taxes	4,754	7,807
Other current assets	7,714	6,722
Total current assets	224,480	237,997

Property, plant and equipment, net	119,129	127,090
Deferred income taxes	1,537	1,290
Intangible assets, net	8,694	9,771
Investments in unconsolidated affiliates	96,212	95,763
Other non-current assets	10,898	10,322
Total assets	$460,950	$482,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$38,623	$48,541
Accrued expenses	12,422	14,402
Income taxes payable	158	1,332
Current portion of long-term debt	7,263	7,237
Total current liabilities	58,466	71,512
Long-term debt	99,419	114,315
Other long-term liabilities	5,038	4,832
Deferred income taxes	1,055	794
Total liabilities	163,978	191,453
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 20,104,189 and 20,090,094 shares outstanding)	2,011	2,009
Capital in excess of par value	35,771	34,723
Retained earnings	257,483	252,763
Accumulated other comprehensive income	415	28
Total Unifi, Inc. shareholders’ equity	295,680	289,523
Non-controlling interest	1,292	1,257
Total shareholders’ equity	296,972	290,780
Total liabilities and shareholders’ equity	$460,950	$482,233

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Net sales	$172,071	$167,110	$344,971	$338,123
Cost of sales	155,380	156,228	310,260	315,411
Gross profit	16,691	10,882	34,711	22,712
Selling, general and administrative expenses	11,532	10,986	22,679	21,357
Provision for bad debts	73	357	183	562
Other operating expense, net	580	490	1,161	449
Operating income (loss)	4,506	(951)	10,688	344
Interest income	(144)	(495)	(268)	(1,142)
Interest expense	1,361	4,222	2,805	8,602
Loss on extinguishment of debt	114	—	356	462
Loss on previously held equity interest	—	3,656	—	3,656
Other non-operating income	—	(1,479)	—	(1,479)
Equity in earnings of unconsolidated affiliates	(1,258)	(844)	(1,929)	(4,303)
Income (loss) before income taxes	4,433	(6,011)	9,724	(5,452)
Provision for income taxes	2,216	1,806	5,449	2,079
Net income (loss) including non-controlling interest	2,217	(7,817)	4,275	(7,531)
Less: net (loss) attributable to non-controlling interest	(209)	(209)	(445)	(209)
Net income (loss) attributable to Unifi, Inc.	$2,426	$(7,608)	$4,720	$(7,322)

Net income (loss) attributable to Unifi, Inc. per common share:
Basic	$0.12	$(0.38)	$0.23	$(0.36)
Diluted	$0.12	$(0.38)	$0.23	$(0.36)

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Net income (loss) including non-controlling interest	$2,217	$(7,817)	$4,275	$(7,531)
Other comprehensive income (loss):
Foreign currency translation adjustments	(352)	(1,107)	(664)	(18,332)
Gain (loss) on cash flow hedges, net of reclassification adjustment	384	966	935	(3)
Other comprehensive income (loss) before income taxes	32	(141)	271	(18,335)
Income tax provision (benefit) on cash flow hedges	62	—	(116)	—
Other comprehensive (loss) income, net of tax	(30)	(141)	387	(18,335)

Comprehensive income (loss) including non-controlling interest	2,187	(7,958)	4,662	(25,866)
Less: comprehensive (loss) attributable to non-controlling interest	(209)	(209)	(445)	(209)
Comprehensive income (loss) attributable to Unifi, Inc.	$2,396	$(7,749)	$5,107	$(25,657)

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended December 23, 2012
(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Unifi, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders’ Equity

Balance June 24, 2012	20,090	$2,009	$34,723	$252,763	$28	$289,523	$1,257	$290,780
Options exercised	5	1	28	—	—	29	—	29
Stock-based compensation	—	—	1,020	—	—	1,020	—	1,020
Conversion of restricted stock units	9	1	(1)	—	—	—	—	—
Stock option tax benefit	—	—	1	—	—	1	—	1
Contributions from non-controlling interest	—	—	—	—	—	—	480	480
Other comprehensive income, net of tax	—	—	—	—	387	387	—	387
Net income (loss)	—	—	—	4,720	—	4,720	(445)	4,275
Balance December 23, 2012	20,104	$2,011	$35,771	$257,483	$415	$295,680	$1,292	$296,972

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	For The Six Months Ended
	December 23, 2012	December 25, 2011
Cash and cash equivalents at beginning of year	$10,886	$27,490
Operating activities:
Net income (loss) including non-controlling interest	4,275	(7,531)
Adjustments to reconcile net income (loss) including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(1,929)	(4,303)
Dividends received from unconsolidated affiliates	2,724	2,005
Depreciation and amortization expense	12,997	13,468
Loss on extinguishment of debt	356	462
Loss on previously held equity interest	—	3,656
Non-cash compensation expense, net	1,326	1,395
Deferred income taxes	3,159	(575)
Other	97	55
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	10,447	12,130
Inventories	5,467	14,381
Other current assets and income taxes receivable	(784)	(1,561)
Accounts payable and accrued expenses	(12,235)	(19,830)
Income taxes payable	(1,161)	550
Net cash provided by operating activities	24,739	14,302
Investing activities:
Capital expenditures	(2,872)	(3,259)
Investments in unconsolidated affiliates	—	(360)
Other investments	(1,620)	—
Acquisition, net of cash acquired	—	(356)
Proceeds from sale of assets	56	181
Other	(55)	14
Net cash used in investing activities	(4,491)	(3,780)
Financing activities:
Payments of notes payable	—	(10,288)
Proceeds from revolving credit facilities	28,700	92,800
Payments on revolving credit facilities	(35,700)	(92,400)
Payments on term loans	(10,516)	—
Proceeds from related party term loan	1,250	—
Contributions from non-controlling interest	480	120
Other	(73)	60
Net cash used in financing activities	(15,859)	(9,708)

Effect of exchange rate changes on cash and cash equivalents	(29)	(3,627)
Net increase (decrease) in cash and cash equivalents	4,360	(2,813)
Cash and cash equivalents at end of period	$15,246	$24,677

See accompanying notes to Condensed Consolidated Financial Statements.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share amounts)
1.     Background
Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company.  The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics.  The Company sells fibers made from polyester and nylon to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishing, automotive upholstery, industrial and other end-use markets.  The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each available in virgin or recycled varieties (made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles).  The Company’s nylon products include textured, solution dyed and covered spandex products.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  The Company’s principal markets are located in the U.S., Canada, Mexico, Central America, and South America.  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China, as well as into Europe.

2.  Basis of Presentation
The Company’s current fiscal quarter ended on Sunday, December 23, 2012.  However, the Company’s Brazilian, Colombian, and Chinese subsidiaries’ fiscal quarter ended on December 31, 2012.  No significant transactions or events outside the normal course of business occurred between the date of the Company’s financial statements and these dates.  The three months ended December 23, 2012 and the three months ended December 25, 2011 each consist of thirteen week periods.  The six months ended December 23, 2012 and the six months ended December 25, 2011 each consist of twenty-six week periods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the amounts reported and certain financial statement disclosures.  Actual results may vary from these estimates.

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

4.  Acquisition of Controlling Interest in Repreve Renewables, LLC
In April 2010, the Company entered into an agreement with two other unaffiliated entities to form Repreve Renewables, LLC (“Renewables”) and received a 40% membership interest for its $4,000 contribution.  Renewables is a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass feedstock intended for use as a fuel in the production of energy as well as to provide value added processes for cultivating, harvesting or using biomass crops.  Renewables has the exclusive license to commercialize FREEDOM® Giant Miscanthus (“FGM”).  FGM is a miscanthus grass strain, which is a C4 plant that was developed by Mississippi State University to be a dedicated energy crop with high biomass yield from minimal input requirements.  Renewables’ success will depend on its ability to commercialize FGM, license individual growers of FGM and to sell feedstock to biomass conversion facilities.  The Company’s investment in Renewables is anticipated to provide a unique revenue stream and support its strategy to grow the REPREVE® brand and related sustainability initiatives.

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

The acquisition of the additional 20% membership interest has given the Company a 60% membership interest in Renewables.  Prior to the acquisition, the Company’s share of Renewables’ losses were recorded as Equity in earnings of unconsolidated affiliates.  Beginning with the second quarter of fiscal year 2012, the Company’s consolidated financial statements include the financial position and results of operations of Renewables. As Renewables is a development stage enterprise and has no revenues and limited operating activities, the results of Renewables’ operations since the acquisition are presented within Other operating expense, net.

Renewables’ operating expenses are funded through contributions from its members.  Since October 6, 2011, contributions from the non-controlling interest have totaled $1,400.

5.  Receivables, net
Receivables, net consist of the following:
	December 23, 2012	June 24, 2012
Customer receivables	$90,002	$100,818
Allowance for uncollectible accounts	(1,282)	(1,118)
Reserves for yarn quality claims	(919)	(939)
Net customer receivables	87,801	98,761
Related party receivables	47	111
Other receivables	770	364
Total receivables, net	$88,618	$99,236

Other receivables consist primarily of receivables for duty drawback, interest, value added tax and refunds from vendors.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:
	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 24, 2012	$(1,118)	$(939)
Charged to costs and expenses	(183)	(569)
Charged to other accounts	4	—
Deductions	15	589
Balance at December 23, 2012	$(1,282)	$(919)

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

6.  Inventories
Inventories consist of the following:
	December 23, 2012	June 24, 2012
Raw materials	$37,342	$43,296
Supplies	5,329	5,169
Work in process	5,103	6,604
Finished goods	61,334	59,659
Gross inventories	109,108	114,728
Inventory reserves	(2,007)	(1,978)
Total inventories	$107,101	$112,750

The cost for the majority of the Company’s inventories is determined using the FIFO method.  Certain foreign inventories of $32,221 and $35,145 as of December 23, 2012 and June 24, 2012, respectively, were valued under the average cost method.

7.  Other Current Assets
Other current assets consist of the following:
	December 23, 2012	June 24, 2012
Vendor deposits	$2,661	$2,076
Value added taxes receivable	2,166	2,495
Prepaid expenses	1,843	1,778
Other investments	698	—
Assets held for sale	341	341
Other	5	32
Total other current assets	$7,714	$6,722

Vendor deposits primarily relate to down payments made towards the purchase of raw materials by the U.S. and Brazilian operations from Asia. Value added taxes receivable are recoverable taxes associated with the sales and purchase activities of the Company’s foreign operations.  Prepaid expenses consist of advance payments for insurance, professional fees, membership dues, subscriptions, non-income related tax payments and information technology services.  Other investments relate to cash held in the Company’s Colombian subsidiary that are within an investment fund that is being liquidated.  The Company was notified of this liquidation in December 2012 and the Company no longer has immediate access to these amounts. The total of Company amounts held by the fund was $1,620 at December 23, 2012.  The amounts expected to be received in calendar year 2013 under a payment schedule agreed to by the fund’s investors have been recorded in Other current assets, with the remainder recorded in Other non-current assets.  As of December 23, 2012, all amounts are considered collectible.  Assets held for sale relate to certain nylon warehouse, land and other improvements located in Fort Payne, Alabama that are currently listed for sale.  Other includes miscellaneous employee advances and unrealized foreign currency gains.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

8.  Property, Plant and Equipment, Net
Property, plant and equipment, net (“PP&E”) consists of the following:
	December 23, 2012	June 24, 2012
Land	$3,024	$3,095
Land improvements	11,676	11,426
Buildings and improvements	146,390	146,232
Assets under capital lease	10,754	9,520
Machinery and equipment	530,288	530,319
Computers, software and office equipment	16,392	16,350
Transportation equipment	4,764	4,722
Construction in progress	2,257	1,774
Gross property, plant and equipment	725,545	723,438
Less: accumulated depreciation	(596,904)	(587,146)
Less: accumulated amortization - capital lease	(9,512)	(9,202)
Total property, plant and equipment, net	$119,129	$127,090

Internal software development costs within PP&E consist of the following:
	December 23, 2012	June 24, 2012
Internal software development costs	$2,035	$2,014
Accumulated amortization	(1,872)	(1,804)
Net internal software development costs	$163	$210

Depreciation expense, internal software development costs amortization, repairs and maintenance expenses and capitalized interest were as follows:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Depreciation expense	$5,746	$5,794	$11,523	$11,699
Internal software development costs amortization	33	63	68	134
Repair and maintenance expenses	4,300	3,661	8,665	7,989
Capitalized interest	—	—	—	—

Depreciation expense includes the amortization of assets under capital leases.

9.  Intangible Assets, Net
Intangible assets, net consist of the following:
	December 23, 2012	June 24, 2012
Customer list	$22,000	$22,000
Non-compete agreements	4,243	4,243
Licenses	293	293
Total intangible assets, gross	26,536	26,536

Accumulated amortization - customer list	(15,057)	(14,156)
Accumulated amortization - non-compete agreements	(2,738)	(2,581)
Accumulated amortization - licenses	(47)	(28)
Total accumulated amortization	(17,842)	(16,765)
Total intangible assets, net	$8,694	$9,771

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

Amortization expense for intangible assets consists of the following:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Customer list	$451	$505	$901	$1,011
Non-compete agreements	78	91	157	170
Licenses	9	9	19	9
Total amortization expense	$538	$605	$1,077	$1,190

10.  Other Non-Current Assets
Other non-current assets consist of the following:
	December 23, 2012	June 24, 2012
Long-term deposits	$5,189	$5,151
Debt financing fees	2,449	2,870
Biomass foundation and feedstock	1,849	1,794
Other investments	922	—
Other	489	507
Total other non-current assets	$10,898	$10,322

Long-term deposits consist primarily of deposits with a domestic utility company and value added tax deposits.  Biomass foundation and feedstock represents bioenergy foundation and feedstock currently being, or expected to be, propagated by Renewables.  See Footnote “7. Other Current Assets” for further discussion of Other investments.   Other consists primarily of premiums on a split dollar life insurance policy which represents the value of the Company’s right of return on premiums paid for a retiree owned insurance contract which matures in 2015.

11.  Accrued Expenses
Accrued expenses consist of the following:
	December 23, 2012	June 24, 2012
Payroll and fringe benefit costs	$8,327	$9,026
Utilities	1,974	2,540
Interest	260	398
Property taxes	127	842
Retiree medical liability	115	138
Asset retirement obligation	40	125
Other	1,579	1,333
Total accrued expenses	$12,422	$14,402

The Company has recorded an asset retirement obligation associated with the reclamation and removal costs related to a leased location in its Polyester segment.  Other accruals consist primarily of sales taxes, workers compensation and other employee related claims, marketing expenses, freight expenses, rent, customer deposits and other non-income related taxes.

12.  Long-Term Debt
Long-term debt consists of the following:
	December 23, 2012	June 24, 2012
ABL Revolver	$44,000	$51,000
ABL Term Loan	46,400	50,000
Term B Loan	13,800	20,515
Related party term loan	1,250	—
Capital lease obligations	1,232	37
Total debt	106,682	121,552
Current portion of long-term debt	(7,263)	(7,237)
Total long-term debt	$99,419	$114,315

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Debt Refinancing
On May 24, 2012, the Company entered into a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A. (“Bank of America”).  The ABL Facility consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”).  In addition, the Company entered into a $30,000 term loan (“Term B Loan”) with MacKay Shields LLC, a Delaware limited liability company, solely in its capacity as investment advisor or subadviser with investment authority for certain discretionary client accounts.  Wilmington Trust National Association (“Wilmington Trust”) served as the administrative agent under the Term B Loan.  The purpose of entering into the ABL Facility and the Term B Loan was to, among other things, refinance the Company’s then existing indebtedness.  The ABL Facility has a maturity date of May 24, 2017.  The Term B Loan had a maturity date of May 24, 2017, but as described below was prepaid in full subsequent to the current quarter.  The Company has the ability to request that the borrowing capacity of the ABL Revolver be increased to as much as $150,000, at the discretion of the participating lenders.

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

The ABL Facility includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type.  Should excess availability under the ABL Revolver fall below the greater of $10,000 or 15% of maximum availability, an ABL Facility financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective.  In addition, the ABL Facility contains certain restricted payment and restricted investment provisions, including certain restrictions on the payment of dividends and share repurchases, unless excess availability is greater than $20,000 for the entire thirty day period prior to the making of such a distribution or excess availability is greater than $10,000 for the entire thirty day period prior to the making of such a distribution and the fixed charge coverage ratio for the most recent twelve month period (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period) is at least 1.0 to 1.0.  As of December 23, 2012, the Company was in compliance with all financial covenants, the excess availability under the ABL Revolver was $35,447 and the fixed charge coverage ratio was 1.51.

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

The Company had $2,175 of standby letters of credit at December 23, 2012, none of which have been drawn upon.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.  The weighted average interest rate for borrowings under the ABL Revolver as of December 23, 2012, including the effects of all interest rate swaps, was 3.2%.

The ABL Term Loan bears interest at LIBOR plus an applicable margin of 2.25% to 2.75% or the Base Rate plus an applicable margin of 1.25% to 1.75% depending upon the Company’s level of excess borrowing availability with interest currently being paid on a monthly basis.  The weighted average interest rate for the ABL Term Loan as of December 23, 2012, including the effects of all interest rate swaps, was 3.3%.  The ABL Term Loan will be repaid in quarterly scheduled principal installments of $1,800 which commenced on September 1, 2012 and a balloon payment of $15,800 in May 2017.  Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)
Term B Loan
The Term B Loan was secured by a first-priority lien on the Company’s limited liability company membership interest in PAL and a second-priority lien on the ABL Facility first-priority collateral described above.  The Term B Loan also contained representations and warranties, affirmative and negative covenants and events of default comparable to those included in the ABL Facility.

The Term B Loan carried interest at LIBOR plus 7.50% (with a LIBOR floor of 1.25%) with interest payable monthly.  The Term B Loan did not amortize and prepayments were only required if after-tax distributions from PAL were received by the Company (100% of such distributions up to the first $3,000 per calendar year and 50% thereafter), the Company sold all or any part of its membership interest in PAL or under certain other circumstances.  The Company could prepay, in whole or in part, the Term B Loan at any time subject to certain provisions, with a call premium of 3% during the first year, 2% during the second year, 1% during the third year and at par thereafter.

Optional Prepayments
On October 17, 2012, the Company made a $2,200 optional prepayment of the Term B Loan and recorded a $114 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.  On July 2, 2012, the Company made a $4,515 optional prepayment of the Term B Loan and recorded a $242 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.

Subsequent Events
On December 27, 2012, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) to the ABL Facility with its lenders in connection with the Company’s anticipated January 8, 2013 repayment of all amounts outstanding under the Term B Loan.  The First Amendment modified the definition of fixed charges within the Credit Agreement and within the Company’s fixed charge coverage ratio calculation to exclude any mandatory or optional prepayments of the Term B Loan made after December 25, 2012 and prior to February 4, 2013, in an amount not to exceed $13,800, subject to the satisfaction of certain specified conditions (which were met by the Company).

On December 26, 2012, the Company received a $7,807 cash distribution from PAL, $2,707 of which was deemed to be a tax distribution and $5,100 of which was a special dividend.  As a result, the Company made a $2,550 mandatory prepayment of the Term B Loan on December 27, 2012 and will record a $127 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.  On January 8, 2013, the Company made an $11,250 optional prepayment of the Term B Loan, repaying in full the remaining amount outstanding.  The Company will record a $563 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.

The components of Loss on extinguishment of debt consist of the following:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Prepayment premium for 11.5% Senior Secured Notes due May 2014	$—	$—	$—	$288
Prepayment call premium for Term B Loan	66	—	201	—
Non-cash charges due to write-off of debt financing fees	48	—	155	174
Loss on extinguishment of debt	$114	$—	$356	$462

Debt Financing Fees
Debt financing fees are classified within Other non-current assets and consist of the following:
December 23, 2012
Balance at June 24, 2012	$2,870
Amounts paid related to debt refinancing	63
Amortization charged to interest expense	(329)
Amounts charged to extinguishment of debt due to prepayments	(155)
Balance at December 23, 2012	$2,449

Amortization of the debt financing fees is classified within Interest expense and consists of the following:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Amortization of debt financing fees	$163	$224	$329	$445

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

Capital Lease Obligation
On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment.  The total amount due under the fifteen year term of the lease is $1,234 and payments are made monthly.  The implicit annual interest rate under the lease is 4.64%.

13.  Other Long-Term Liabilities
Other long-term liabilities consist of the following:
	December 23, 2012	June 24, 2012
Supplemental post-employment plan	$2,501	$2,195
Derivative instruments	1,327	1,015
Other	1,210	1,622
Total other long-term liabilities	$5,038	$4,832

Other includes certain retiree and post-employment medical liabilities, tax contingencies and certain non-income related taxes associated with the Company’s foreign subsidiaries.

The Company maintains an unfunded supplemental post-employment plan for certain management employees.  Each participant’s account is credited annually based upon a percentage of their base salary with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index.  Amounts are paid to participants only after termination of their employment.  The following table presents the amounts recorded within Selling, general and administrative expenses for this plan:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Supplemental post-employment plan expenses	$34	$257	$306	$131

14. Income Taxes
The effective income tax rates for the three month and six month periods ended December 23, 2012 and December 25, 2011 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods.  The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the Company’s U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.  As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the quarter ended December 23, 2012 resulted in tax expense of $2,216 with an effective tax rate of 50.0%.  The Company’s income tax provision for the year-to-date period ended December 23, 2012 resulted in tax expense of $5,449 with an effective tax rate of 56.0%.  The effective income tax rate for the periods are higher than the U.S. statutory rate due to foreign dividends taxed in the U.S., the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

The Company’s income tax provision for the quarter ended December 25, 2011 resulted in tax expense of $1,806 with an effective rate of (30.0%).  The Company’s income tax provision for the year-to-date period ended December 25, 2011 resulted in tax expense of $2,079, with an effective rate of (38.1%).  The income tax rate for the periods are different from the U.S. statutory rate due to losses in tax jurisdictions for which no tax benefit could be recognized and foreign dividends taxed in the U.S.

As of December 23, 2012, the Company’s valuation allowance includes $12,296 for reserves against certain deferred tax assets primarily related to equity investments and foreign tax credit carryforwards, as well as $2,670 for reserves against certain deferred tax assets of the Company’s foreign subsidiaries that are primarily related to net operating loss carryforwards.

There have been no significant changes in the Company’s liability for uncertain tax positions since June 24, 2012. The Company’s estimate for the potential outcome for any uncertain tax issue is judgmental.  Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for.  However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The Company and its domestic subsidiaries file a consolidated federal income tax return, as well as income tax returns in numerous state and foreign jurisdictions.  The tax years subject to examination vary by jurisdiction.  The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient.  Currently, the Company is subject to income tax examinations for U.S. federal income taxes for tax years 2005 through 2012, for foreign income taxes for tax years 2007 through 2012, and for state and local income taxes for tax years 2002 through 2012.  The Internal Revenue Service is currently auditing the Company’s 2010 tax year.

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

Effective July 26, 2000, the Company’s Board of Directors (“Board”) authorized the repurchase of up to 3,333 shares of its common stock of which approximately 1,064 shares were subsequently repurchased.  The repurchase program was suspended in November 2003.  At December 23, 2012, there was remaining authority for the Company to repurchase approximately 2,269 shares of its common stock under the repurchase plan.  The repurchase plan has no stated expiration or termination date.

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

Subsequent Event
On January 22, 2013, the Company’s Board approved a new stock repurchase program to acquire up to $50,000 of the Company’s common stock.  The new repurchase program replaced the prior stock repurchase program.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and requirements set forth in the ABL Facility.  The repurchase program has no stated expiration or termination date.  The Company may discontinue repurchases at any time that management determines additional purchases are not warranted.  Under the repurchase program, there is no time limit for repurchase, nor is there a minimum number of shares intended to be repurchased or specific time frame in which the Company intends to repurchase.  The Company has not repurchased any shares under the new repurchase program.

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

Stock options subject to service conditions
During the first quarter of fiscal year 2013, the Company issued 138 stock options under the 2008 LTIP to certain key employees.  The stock options vest ratably over the required three year service period and have ten year contractual terms.  The weighted average exercise price of the options was $11.15 per share.  The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $7.28 per share.

For options granted, the valuation models used the following weighted average assumptions:
December 23, 2012
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

A summary of the Company’s non-vested shares related to options subject to service conditions as of December 23, 2012, and changes during the six months ended December 23, 2012 is as follows:
	Under the 2008 LTIP	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	312	$5.19
Granted	138	$7.28
Vested	(227)	$4.19
Forfeited	—	$—
Non-vested at December 23, 2012	223	$7.50

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to service conditions for selected price ranges as of December 23, 2012:
			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$5.73	-	$10.00	828	$6.73	5.2	828	$6.73
$10.01	-	$15.00	315	$11.53	8.2	92	$11.24
$15.01	-	$21.72	6	$20.55	1.0	6	$20.55
Totals			1,149	$8.13	6.0	926	$7.28

At December 23, 2012, the remaining unrecognized compensation cost related to the unvested stock options subject to service conditions was $993 which is expected to be recognized over a weighted average period of 2.3 years.

Stock options subject to market conditions
There were no options granted during the year-to-date period ended December 23, 2012 that contained market condition vesting provisions. A summary of the Company’s non-vested shares related to options subject to market conditions as of December 23, 2012, and changes during the six months ended December 23, 2012 is as follows:
	Under the 1999 LTIP	Under the 2008 LTIP	Total Shares	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	494	73	567	$5.63
Granted	—	—	—	$—
Vested	—	—	—	$—
Forfeited	—	—	—	$—
Non-vested at December 23, 2012	494	73	567	$5.63

The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock on the New York Stock Exchange has been at least $18, $24 or $30 per share (depending on the terms of the specific award) for thirty consecutive trading days.

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to market conditions, for selected price ranges as of December 23, 2012:
			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$8.00	-	$10.00	494	$8.15	4.8	—	$—
$10.01	-	$12.48	73	$12.48	5.9	—	$—
Totals			567	$8.71	5.0	—	$—

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The remaining unrecognized compensation cost related to the stock options subject to market conditions at December 23, 2012 was nil.

The stock option activity for the six month period ended December 23, 2012 for all plans and all vesting conditions is as follows:
	Options Outstanding	Weighted Average Exercise Price
Shares under option at June 24, 2012	1,583	$8.06
Granted	138	$11.15
Exercised	(5)	$5.73
Expired	—	$—
Forfeited	—	$—
Shares under option at December 23, 2012	1,716	$8.32

For the six month periods ended December 23, 2012 and December 25, 2011, the total intrinsic value of options exercised was $26 and $33, respectively.  The amount of cash received from the exercise of options was $29 and $60 for the year-to-date periods ended December 23, 2012 and December 25, 2011, respectively.  The tax benefit realized from stock options exercised was not material for all periods presented.

Restricted stock units – non-employee directors
During the second quarter of fiscal year 2013, the Board authorized, and the Company issued, 30 restricted stock units (“RSUs”) under the 2008 LTIP to the Company’s non-employee directors.  The RSUs became fully vested on the grant date.  The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock.  The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan.  The Company estimated the fair value of the award to be $13.57 per RSU based on the fair value of the Company’s common stock at the award grant date.

A summary of the Company’s RSUs issued to non-employee directors and changes during the six month period ended December 23, 2012 consist of the following:
	Units	Weighted Average Grant Date Fair Value
Vested at June 24, 2012	70	$10.56
Granted (vested on grant date)	30	$13.57
Converted	(9)	$11.00
Vested at December 23, 2012	91	$11.48

For the RSUs issued to non-employee directors, there were no unvested RSUs and no unrecognized compensation cost at December 23, 2012.

Restricted stock units – key employees
During the first quarter of fiscal year 2013, the Company issued 32 RSUs from the 2008 LTIP to certain key employees.  The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs vest ratably over a three year period with one third of the RSUs vesting on each of the following dates: August 25, 2013, July 25, 2014 and July 25, 2015.  The RSUs will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service.  If after July 25, 2013 and prior to the final vesting date the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee.  The Company estimated the grant-date fair value of the award to be $11.23 per RSU based on the fair value of the Company’s stock at the award grant date.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

A summary of the Company’s RSUs issued to key employees and changes during the six month period ended December 23, 2012 consist of the following:
	Units	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	64	$12.47
Granted	32	$11.23
Vested	(21)	$12.47
Forfeited	—	$—
Non-vested at December 23, 2012	75	$11.94

The remaining unrecognized compensation cost related to the unvested RSUs at December 23, 2012 is $273, which is expected to be recognized over a weighted average period of 2.6 years.

The activity for the six month period ended December 23, 2012 for all RSUs, for all grantees, was as follows:
RSUs Outstanding
RSUs outstanding at June 24, 2012	134
Granted	62
Converted	(9)
Forfeited	—
RSUs outstanding at December 23, 2012	187

Summary:
The total cost charged against income related to all stock based compensation arrangements was as follows:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Stock options subject to service conditions	$222	$203	$459	$392
Stock options subject to market conditions	—	—	—	(18)
RSUs issued to non-employee directors	400	497	400	566
RSUs issued to key employees	49	195	161	323
Total compensation cost	$671	$895	$1,020	$1,263

The total income tax benefit recognized for stock based compensation was not material for all periods presented.

As of December 23, 2012, total unrecognized compensation costs related to all unvested stock based compensation arrangements was $1,266.  The weighted average period over which these costs are expected to be recognized is 2.4 years.

As of December 23, 2012, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:
Authorized under the 2008 LTIP	2,000
Less: Market condition options granted	(93)
Less: Service condition options granted	(832)
Less: RSUs granted to non-employee directors	(105)
Less: RSUs granted to key employees	(96)
Plus: Options forfeited	27
Plus: RSUs forfeited	—
Available for issuance under the 2008 LTIP	901

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

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The following table presents the employer contribution expense related to the DC Plan incurred each year:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Matching contribution expense	$464	$490	$989	$1,092

18.  Accumulated Other Comprehensive Income
The components and the changes in Accumulated other comprehensive income, net of tax as applicable, consist of the following:
	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at June 24, 2012	$2,017	$(1,989)	$28
Other comprehensive income (loss) activity, net of tax:
Foreign currency translation adjustments	(664)	—	(664)
Unrealized loss on interest rate derivative contracts	—	(233)	(233)
Reclassification adjustment for losses on interest rate derivative contracts included in net income	—	56	56
Change in unconsolidated affiliate’s cash flow hedges	—	1,228	1,228
Other comprehensive income (loss), net of tax	(664)	1,051	387
Balance at December 23, 2012	$1,353	$(938)	$415

Derivative financial instruments includes $14 of gains and $1,214 for losses on cash flow hedges related to one of the Company’s unconsolidated affiliates at December 23, 2012 and June 24, 2012, respectively.  The cumulative tax benefit on derivative financial instruments was $355 and $239 at December 23, 2012 and June 24, 2012, respectively.  The income tax benefit provided on the components of Other comprehensive income (loss) was $152 on the Unrealized loss on interest rate derivative contracts and $36 allocated to the Reclassification adjustment for losses on interest rate derivative contracts included in net income.

19.  Computation of Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) was as follows:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Basic EPS
Net income (loss) attributable to Unifi, Inc.	$2,426	$(7,608)	$4,720	$(7,322)

Weighted average common shares outstanding	20,099	20,088	20,095	20,087
Basic EPS	$0.12	$(0.38)	$0.23	$(0.36)

Diluted EPS
Net income (loss) attributable to Unifi, Inc.	$2,426	$(7,608)	$4,720	$(7,322)

Weighted average common shares outstanding	20,099	20,088	20,095	20,087
Net potential common share equivalents – stock options and RSUs	554	—	509	—
Adjusted weighted average common shares outstanding	20,653	20,088	20,604	20,087
Diluted EPS	$0.12	$(0.38)	$0.23	$(0.36)

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	272	1,251	272	1,251

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	567	567	567	567

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

Interest rate swaps
On February 15, 2011, the Company entered into a twenty-seven month, $25,000 interest rate swap with Bank of America to provide a hedge against the variability of cash flows (monthly interest expense payments) on LIBOR-based variable rate borrowings.  The interest rate swap allows the Company to fix the LIBOR rate at 1.39% and terminates on May 17, 2013.  On August 5, 2011, the Company entered into a twenty-one month, $10,000 interest rate swap with Bank of America to provide a hedge against the variability of cash flows related to additional variable rate borrowings.  This interest rate swap allows the Company to fix the LIBOR rate at 0.75% and terminates on May 17, 2013.  On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to additional variable rate borrowings under the Company’s ABL Revolver and ABL Term Loan.  It increases to $85,000 in May 2013 (when the $25,000 and $10,000 interest rate swaps with Bank of America terminate) and then decreases $5,000 per quarter beginning in August 2013 until the balance again reaches $50,000 in February 2015, where it will remain through May 2017.  This interest rate swap allows the Company to fix the LIBOR rate at 1.06% and terminates on May 24, 2017.

The Company has designated the Bank of America swaps as cash flow hedges and determined that they are highly effective.  At December 23, 2012, the amount of pre-tax loss recognized in Accumulated other comprehensive income for these cash flow hedge derivative instruments was $145.  For the year-to-date period ended December 23, 2012, the Company did not reclassify any gains (losses) related to these swaps from Accumulated other comprehensive income to Interest expense.

On November 26, 2012, the Company de-designated its Wells Fargo interest rate swap as a cash flow hedge resulting in the reclassification of a pre-tax unrealized loss of $92 from Accumulated other comprehensive income to interest expense during the second quarter of fiscal year 2013.  The Company expects to reclassify $551 of pre-tax unrealized loss from Accumulated other comprehensive income to Interest expense during the next twelve months. Concurrently, the Company recognized, as interest expense, a $73 gain on the fair value of this derivative.

Foreign currency forward contracts
The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency.  As of December 23, 2012, the latest maturity date for all outstanding foreign currency forward contracts is during February 2013.  These items are not designated as hedges by the Company and are marked-to-market each period and offset by the foreign exchange (gains) losses resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

The fair values of derivative financial instruments were as follows:
As of December 23, 2012:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	3,000	$229	Other current liabilities	$(2)
Interest rate swaps	USD	$85,000	$85,000	Other long-term liabilities	$(1,327)

As of June 24, 2012:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair value
Foreign exchange contracts	MXN	6,500	$497	Other current assets	$28
Interest rate swaps	USD	$85,000	$85,000	Other long-term liabilities	$(1,015)

(MXN represents the Mexican Peso)

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)
The fair values of the Company’s foreign exchange contracts and interest rate swaps are estimated by obtaining month-end market quotes for contracts with similar terms.

The effect of marked-to-market hedging derivative instruments was as follows:
		For the Three Months Ended
		December 23, 2012	December 25, 2011
Derivatives not designated as hedges:	Classification
Foreign exchange contracts – MXN/USD	Other operating (income) expense	$3	$(11)
Foreign exchange contracts – USD/$R	Other operating (income) expense	—	(2)
Interest rate swap	Interest expense	(73)	—
Total (gain) loss recognized in income		$(70)	$(13)

		For the Six Months Ended
		December 23, 2012	December 25, 2011
Derivatives not designated as hedges:	Classification
Foreign exchange contracts – MXN/USD	Other operating (income) expense	$38	$(40)
Foreign exchange contracts – USD/$R	Other operating (income) expense	—	(2)
Interest rate swap	Interest expense	(73)	—
Total (gain) loss recognized in income		$(35)	$(42)

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
	Assets (Liabilities) at Fair Value as of December 23, 2012
	Level 1	Level 2	Level 3
Foreign exchange derivative contracts	$—	$(2)	$—
Interest rate derivative contracts	—	(1,327)	—
Total liabilities	$—	$(1,329)	$—

	Assets (Liabilities) at Fair Value as of June 24, 2012
	Level 1	Level 2	Level 3
Foreign exchange derivative contracts	$—	$28	$—
Total assets	$—	$28	$—

Interest rate derivative contracts	$—	$(1,015)	$—
Total liabilities	$—	$(1,015)	$—

There were no financial instruments measured at fair value that were in an asset position at December 23, 2012.  The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)
22.  Other Operating Expense, Net
The components of Other operating expense, net consist of the following:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Operating expenses for Renewables	$519	$512	$1,104	$512
Net loss (gain) on sale or disposal of assets	57	(2)	79	63
Foreign currency transaction losses	41	78	57	57
Other, net	(37)	(98)	(79)	(183)
Total other operating expense, net	$580	$490	$1,161	$449

Operating expenses for Renewables includes $45 and $25 of depreciation and amortization expenses for the quarters ended December 23, 2012 and December 25, 2011, respectively, and $91 and $25 for the year-to-date periods ended December 23, 2012 and December 25, 2011, respectively. Other, net consists primarily of rental income.

23. Other Non-Operating Income
The components of other non-operating income were as follows:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Refund of Brazilian non-income related tax	$—	$(1,479)	$—	$(1,479)
Other	—	—	—	—
Total other non-operating income	$—	$(1,479)	$—	$(1,479)

During the second quarter of fiscal year 2012, the Company’s Brazilian operation, Unifi do Brasil (“UDB”), recorded a gain of $1,479 from a refund of non-income related taxes plus interest.  During the 2000-2004 tax years UDB paid a tax based on gross revenue to the Brazilian federal government, which included a tax on interest income.  The interest income portion of the tax was successfully challenged in the Brazilian courts.  The taxes paid plus accrued interest was refunded to UDB during the December 2011 and March 2012 quarters.

24.  Investments in Unconsolidated Affiliates and Variable Interest Entities
Parkdale America, LLC
In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”).  In exchange for its contribution, the Company received a 34% ownership interest in PAL which is accounted for using the equity method of accounting.  Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated.  PAL’s fiscal year end is the Saturday nearest to December 31 and PAL is a limited liability company treated as a partnership for income tax reporting purposes.  PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel markets located throughout North and South America.  PAL has 13 manufacturing facilities located primarily in the southeast region of the U.S.  According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 80% of total revenues and 72% of total gross accounts receivable outstanding, with the largest customer accounting for approximately 37% of revenues and 37% of accounts receivable.

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

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

On March 30, 2011, PAL amended its revolving credit facility to increase the maximum borrowing capacity from $100,000 to $200,000 and extend the maturity date from October 28, 2012 to July 31, 2014.  PAL’s revolving credit facility charges a variable interest rate based on either the prime rate or LIBOR rate plus an applicable percentage.  PAL’s revolving credit facility also has covenants in place such as an annual limit on capital expenditures, a minimum fixed-charge coverage ratio and a maximum leverage ratio. PAL informed the Company that as of December 2012, PAL’s cash on-hand was $30,371, PAL had no outstanding borrowings on its revolving credit facility and PAL was in compliance with all debt covenants.

PAL is subject to price risk related to fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material costs.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  PAL may also designate certain futures contracts as cash flow hedges with the effective portion of gains and losses recorded in accumulated other comprehensive income until the underlying transactions are recognized in income.  As of December 2012, PAL’s accumulated other comprehensive gain was comprised of gains related to futures contracts totaling $42.  Any ineffective portion of changes in fair value of cash flow hedges are recognized in earnings as they occur.  All of PAL’s other derivatives not designated as hedges are marked-to-market each period with the changes in fair value recognized in current period earnings.  In addition, PAL may enter into forward contracts for certain cotton purchases, which qualify as derivative instruments.  However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.

As of December 23, 2012, the Company’s investment in PAL was $91,832 and shown within Investments in unconsolidated affiliates.  The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:
Underlying equity as of December 2012	$110,356
Initial excess capital contributions	53,363
Impairment charge recorded in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(433)
Investment as of December 2012	$91,832

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

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of December 23, 2012, the Company’s open purchase orders related to this agreement were $5,404.

The Company’s raw material purchases under this supply agreement consist of the following:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
UNF	$6,326	$7,862
UNF America	11,311	7,069
Total	$17,637	$14,931

As of December 23, 2012 and June 24, 2012, the Company had combined accounts payable due to UNF and UNF America of $3,721 and $4,184, respectively.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

The Company is the primary beneficiary of these entities based on the terms of the supply agreements discussed above.  As a result, the Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and, in accordance with U.S. GAAP, should be consolidated in the Company’s financial results.  As the Company purchases substantially all of the output from the two entities, and, as the two entities’ balance sheets constitutes 3% or less of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements.  As of December 23, 2012, the Company’s combined investments in UNF and UNF America were $4,380 and are shown within Investments in unconsolidated affiliates.  The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy.  Other than the supply agreements discussed above, the Company does not provide any other operating commitments or guarantees related to either UNF or UNF America.

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
	As of December 23, 2012 (Unaudited)
	PAL	Other	Total
Current assets	$240,201	$9,506	$249,707
Noncurrent assets	118,554	3,213	121,767
Current liabilities	45,603	3,959	49,562
Noncurrent liabilities	11,536	—	11,536
Shareholders’ equity and capital accounts	301,615	8,761	310,376

The Company’s portion of undistributed earnings	21,288	1,264	22,552

	As of June 24, 2012 (Unaudited)
	PAL	Other	Total
Current assets	$259,558	$12,018	$271,576
Noncurrent assets	130,677	759	131,436
Current liabilities	56,899	4,512	61,411
Noncurrent liabilities	7,717	—	7,717
Shareholders’ equity and capital accounts	325,619	8,265	333,884

	For the Three Months Ended December 23, 2012 (Unaudited)
	PAL	Other	Total
Net sales	$169,222	$9,343	$178,565
Gross profit	6,541	1,725	8,266
Income from operations	1,340	1,282	2,622
Net income	1,847	1,296	3,143
Depreciation and amortization	8,209	25	8,234

Cash received by PAL under EAP program	3,842	—	3,842
Earnings recognized by PAL for EAP program	1,549	—	1,549

Dividends and cash distributions received	—	500	500

	For the Three Months Ended December 25, 2011 (Unaudited)
	PAL	Other	Total
Net sales	$270,810	$6,590	$277,400
Gross profit	10,549	339	10,888
Income (loss) from operations	3,093	(86)	3,007
Net income (loss)	1,980	(75)	1,905
Depreciation and amortization	8,942	25	8,967

Cash received by PAL under EAP program	5,144	—	5,144
Earnings recognized by PAL for EAP program	4,964	—	4,964

Dividends and cash distributions received	—	—	—

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

	For the Six Months Ended December 23, 2012 (Unaudited)
	PAL	Other	Total
Net sales	$370,612	$18,185	$388,797
Gross profit	9,489	3,378	12,867
Income from operations	770	2,504	3,274
Net income	1,885	2,496	4,381
Depreciation and amortization	16,000	50	16,050

Cash received by PAL under EAP program	8,768	—	8,768
Earnings recognized by PAL for EAP program	3,868	—	3,868

Dividends and cash distributions received	2,224	500	2,724

	For the Six Months Ended December 25, 2011 (Unaudited)
	PAL	Other	Total
Net sales	$616,885	$16,857	$633,742
Gross profit	23,626	1,002	24,628
Income (loss) from operations	14,209	(287)	13,922
Net income (loss)	13,305	(319)	12,986
Depreciation and amortization	18,237	81	18,318

Cash received by PAL under EAP program	11,316	—	11,316
Earnings recognized by PAL for EAP program	10,920	—	10,920

Dividends and cash distributions received	2,005	—	2,005

Subsequent Event
On December 26, 2012, the Company received a $7,807 cash distribution from PAL, $2,707 of which was deemed to be a tax distribution and $5,100 of which was a special dividend.

25.  Commitments and Contingencies
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

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

26. Related Party Transactions
On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment.  The amount due under the fifteen year term of the lease is $1,234 and payments are made monthly.  The implicit annual interest rate under the lease is 4.64%.

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement with its unconsolidated affiliate U.N.F. Industries Ltd. (“UNF”) and borrowed $1,250.  The loan bears interest at 3% with interest payable semi-annually.  The loan does not amortize and has a maturity date of August 30, 2014 at which time the entire principal balance is due.

For a further discussion of the nature of certain related party relationships see “Footnote 27. Related Party Transactions” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012.

Related party receivables and payables consist of the following:
	December 23, 2012	June 24, 2012
Dillon Yarn Corporation	$1	$7
Cupron, Inc.	7	—
American Drawtech Company, Inc.	39	104
Total related party receivables (included within receivables, net)	$47	$111

Dillon Yarn Corporation	$163	$206
American Drawtech Company, Inc.	(6)	20
Salem Leasing Corporation	271	270
Total related party payables (included within accounts payable)	$428	$496

Related party transactions consist of the following:
		For the Three Months Ended
Affiliated Entity	Transaction Type	December 23, 2012	December 25, 2011
Dillon Yarn Corporation	Sales and Service Agreement	$141	$288
Dillon Yarn Corporation	Sales	2	82
Dillon Yarn Corporation	Yarn Purchases	505	659
American Drawtech Company, Inc.	Sales	137	844
American Drawtech Company, Inc.	Yarn Purchases	(6)	20
Salem Leasing Corporation	Transportation Equipment Costs	744	778
Cupron, Inc.	Sales	13	—

		For the Six Months Ended
Affiliated Entity	Transaction Type	December 23, 2012	December 25, 2011
Dillon Yarn Corporation	Sales and Service Agreement	$267	$569
Dillon Yarn Corporation	Sales	6	103
Dillon Yarn Corporation	Yarn Purchases	1,269	1,249
American Drawtech Company, Inc.	Sales	234	2,045
American Drawtech Company, Inc.	Yarn Purchases	37	42
Salem Leasing Corporation	Transportation Equipment Costs	1,530	1,531
Cupron, Inc.	Sales	15	96

27.  Business Segment Information
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

•
The International segment’s products primarily include textured polyester and various types of resale yarns and staple fiber. The International segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishing, industrial and other end-use markets primarily in the South American and Asian regions.  This segment includes manufacturing and sales offices in Brazil and a sales office in China.

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

	For the Three Months Ended December 23, 2012
	Polyester	Nylon	International	Total
Net sales	$97,322	$39,541	$35,208	$172,071
Cost of sales	88,885	35,525	30,970	155,380
Gross profit	8,437	4,016	4,238	16,691
Selling, general and administrative expenses	7,177	2,466	1,889	11,532
Segment operating profit	$1,260	$1,550	$2,349	$5,159

	For the Three Months Ended December 25, 2011
	Polyester	Nylon	International	Total
Net sales	$95,105	$38,816	$33,189	$167,110
Cost of sales	92,844	34,289	29,095	156,228
Gross profit	2,261	4,527	4,094	10,882
Selling, general and administrative expenses	6,577	2,215	2,194	10,986
Segment operating (loss) profit	$(4,316)	$2,312	$1,900	$(104)

The reconciliations of Segment operating profit (loss) to consolidated Income (loss) before income taxes are as follows:
	For the Three Months Ended
	December 23, 2012	December 25, 2011
Polyester	$1,260	$(4,316)
Nylon	1,550	2,312
International	2,349	1,900
Segment operating profit (loss)	5,159	(104)
Provision for bad debts	73	357
Other operating expense, net	580	490
Operating income (loss)	4,506	(951)
Interest income	(144)	(495)
Interest expense	1,361	4,222
Loss on extinguishment of debt	114	—
Loss on previously held equity interest	—	3,656
Other non-operating income	—	(1,479)
Equity in earnings of unconsolidated affiliates	(1,258)	(844)
Income (loss) before income taxes	$4,433	$(6,011)

	For the Six Months Ended December 23, 2012
	Polyester	Nylon	International	Total
Net sales	$190,358	$79,554	$75,059	$344,971
Cost of sales	173,714	71,468	65,078	310,260
Gross profit	16,644	8,086	9,981	34,711
Selling, general and administrative expenses	13,928	4,802	3,949	22,679
Segment operating profit	$2,716	$3,284	$6,032	$12,032

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

	For the Six Months Ended December 25, 2011
	Polyester	Nylon	International	Total
Net sales	$187,633	$79,777	$70,713	$338,123
Cost of sales	181,682	70,898	62,831	315,411
Gross profit	5,951	8,879	7,882	22,712
Selling, general and administrative expenses	12,641	4,325	4,391	21,357
Segment operating (loss) profit	$(6,690)	$4,554	$3,491	$1,355

The reconciliations of Segment operating profit to consolidated Income (loss) before income taxes are as follows:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
Polyester	$2,716	$(6,690)
Nylon	3,284	4,554
International	6,032	3,491
Segment operating profit	12,032	1,355
Provision for bad debts	183	562
Other operating expense, net	1,161	449
Operating income	10,688	344
Interest income	(268)	(1,142)
Interest expense	2,805	8,602
Loss on extinguishment of debt	356	462
Loss on previously held equity interest	—	3,656
Other non-operating income	—	(1,479)
Equity in earnings of unconsolidated affiliates	(1,929)	(4,303)
Income (loss) before income taxes	$9,724	$(5,452)

The reconciliations of Segment depreciation and amortization expense to consolidated Depreciation and amortization expense are as follows:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Polyester	$4,697	$4,735	$9,378	$9,534
Nylon	755	770	1,513	1,553
International	820	926	1,686	1,899
Segment depreciation and amortization expense	6,272	6,431	12,577	12,986
Depreciation and amortization included in other operating expense, net	45	31	91	37
Amortization included in interest expense	163	224	329	445
Depreciation and amortization expense	$6,480	$6,686	$12,997	$13,468

Segment other adjustments for each of the reportable segments consist of the following:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Polyester	$—	$—	$94	$—
Nylon	—	—	—	—
International	56	104	56	104
Segment other adjustments	$56	$104	$150	$104

Other adjustments include amounts recorded for employee severance expenses and certain domestic retiree and post-employment medical liabilities.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Segment Adjusted Profit for each of the reportable segments consists of the following:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Polyester	$5,957	$419	$12,188	$2,844
Nylon	2,305	3,082	4,797	6,107
International	3,225	2,930	7,774	5,494
Segment Adjusted Profit	$11,487	$6,431	$24,759	$14,445

Intersegment Sales for each of the reportable segments consist of the following:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Polyester	$348	$438	$969	$890
Nylon	52	219	174	227
International	106	560	399	561
Intersegment sales	$506	$1,217	$1,542	$1,678

The reconciliations of Segment capital expenditures to consolidated Capital expenditures are as follows:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Polyester	$1,189	$1,488	$1,918	$1,677
Nylon	114	119	170	190
International	124	202	289	1,007
Segment capital expenditures	1,427	1,809	2,377	2,874
Unallocated corporate capital expenditures	354	328	495	385
Capital expenditures	$1,781	$2,137	$2,872	$3,259

The reconciliations of Segment total assets to consolidated Total assets are as follows:
	December 23, 2012	June 24, 2012
Polyester	$181,576	$198,321
Nylon	71,241	74,569
International	85,556	88,040
Segment total assets	338,373	360,930
All other current assets	9,302	9,424
Unallocated corporate PP&E	11,734	10,404
All other non-current assets	5,329	5,712
Investments in unconsolidated affiliates	96,212	95,763
Total assets	$460,950	$482,233

Geographic Data:
Geographic information for net sales is as follows:
	For the Three Months Ended		For the Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
U.S.	$126,202	$123,049	$248,789	$246,969
Brazil	28,406	27,320	60,927	60,465
All other foreign	17,463	16,741	35,255	30,689
Total	$172,071	$167,110	$344,971	$338,123

The information for net sales is based on the operating locations from where the items were produced or distributed.  Export sales from the Company’s U.S. operations to external customers were $22,578 and $20,234 for the three months ended December 23, 2012 and December 25, 2011, respectively.  Export sales from the Company’s U.S. operations to external customers were $45,563 and $39,562 for the six months ended December 23, 2012 and December 25, 2011, respectively.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Geographic information for long-lived assets is as follows:
	December 23, 2012	June 24, 2012
U.S.	$208,031	$215,910
Brazil	17,386	19,121
All other foreign	9,516	7,915
Total	$234,933	$242,946

Long-lived assets are comprised of Property, plant and equipment, net, Intangible assets, net, Investments in unconsolidated affiliates and Other non-current assets.

28.  Supplemental Cash Flow Information
Cash payments for interest and taxes consist of the following:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
Interest, net of capitalized interest	$2,576	$8,343
Income taxes, net of refunds	4,308	1,867

For the six months ended December 23, 2012, cash payments for interest were made on a monthly basis.  For the six months ended December 25, 2011, cash payments for interest were made on a monthly basis for the Company’s then existing revolving credit facility while interest for the Company’s previously outstanding 11.5% Senior Secured Notes due May 2014 was due on May 15 and November 15 of each year.  Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both the U.S and foreign jurisdictions.

Non-cash Investing and Financing activities:
During the quarter ended December 23, 2012, the Company entered into a capital lease in the amount of $1,234 for certain transportation equipment.

29.  Subsequent Events
On December 27, 2012, the Company entered into a First Amendment to Credit Agreement to the ABL Facility with its lenders in connection with the Company’s anticipated January 8, 2013 repayment in full of outstanding amounts under the Term B Loan.  The First Amendment modified the definition of fixed charges within the Credit Agreement and within the Company’s fixed charge coverage ratio calculation to exclude any mandatory or optional prepayments of the Term B Loan made after December 25, 2012 and prior to February 4, 2013, in an amount not to exceed $13,800, subject to the satisfaction of certain specified conditions (which were met by the Company).

On December 26, 2012, the Company received a $7,807 cash distribution from PAL, $2,707 of which was deemed to be a tax distribution and $5,100 of which was a special dividend.  As a result, the Company made a $2,550 mandatory prepayment of the Term B Loan on December 27, 2012 and will record a $127 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.  On January 8, 2013, the Company made an $11,250 optional prepayment of the Term B Loan, repaying in full the remaining amount outstanding.  The Company will record a $563 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.

On January 22, 2013, the Company’s Board approved a new stock repurchase program to acquire up to $50,000 of the Company’s common stock.  The new repurchase program replaced the prior stock repurchase program.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and requirements set forth in the ABL Facility.  The repurchase program has no stated expiration or termination date.  The Company may discontinue repurchases at any time that management determines additional purchases are not warranted.  Under the repurchase program, there is no time limit for repurchase, nor is there a minimum number of shares intended to be repurchased or specific time frame in which the Company intends to repurchase.  The Company has not repurchased any shares under the new repurchase program.

The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no items deemed reportable other than the items described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected the Company’s operations and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Business Overview
Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company.  The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics.  The Company sells fibers made from polyester and nylon filament to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishing, automotive upholstery, industrial and other end-use markets.  The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each available in virgin or recycled varieties (made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles).  The Company’s nylon products include textured, solution dyed and covered spandex products.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  The Company’s principal markets are located in the U.S., Canada, Mexico, Central America, and South America.  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China, as well as into Europe.

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

•
The International segment’s products primarily include textured polyester and various types of resale yarns and staple fiber. The International segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishing, industrial and other end-use markets primarily in the South American and Asian regions.  This segment includes manufacturing and sales offices in Brazil and a sales office in China.

Other information for the Company’s reportable segments, including revenues, a measurement of profit or loss, and total assets by segment, is provided in “Footnote 27. Business Segment Information” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Recent Developments and Strategy
While the Company continues to face a challenging operating environment caused by global competition across the supply chain, inflation for its input costs and raw materials, and potential decreased demand caused by continuing weakness of the U.S. and global economies, the Company believes it has the appropriate strategies in place to succeed.  The Company continues to focus on its key strategies: striving for continuous improvement across all operational and business processes; enriching its product mix by growing its higher margin PVA product portfolio and increasing sales of yarns with regional rules of origin requirements; and continuing its strategic penetration in global growth markets, such as China, Central America and Brazil.  Going forward, the Company expects to continue its support of these strategies through investments in selected product and geographic growth opportunities related to its core business.  The Company also anticipates utilizing its excess liquidity and operating cash flows to continue to supplement its deleveraging strategy and maximize shareholder value.

Deleveraging Strategy: On January 8, 2013, the Company paid in full the remaining amount outstanding on its then existing Term B Loan which had an interest rate of 8.75%.  The prepayment was funded by a combination of distributions from Parkdale America, LLC (“PAL”) and domestic liquidity and reduced the Company’s weighted average interest rate to approximately 3.3% for its debt obligations currently outstanding.

Stock Repurchase Program:  On January 22, 2013, the Company’s Board approved a new stock repurchase program to acquire up to $50,000 of the Company’s common stock.  The new repurchase program replaced the prior stock repurchase program.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and requirements set forth in the ABL Facility.  The repurchase program has no stated expiration or termination date.  The Company may discontinue repurchases at any time that management determines additional purchases are not warranted.  Under the repurchase program, there is no time limit for repurchase, nor is there a minimum number of shares intended to be repurchased or specific time frame in which the Company intends to repurchase.

PVA:  The Company remains committed to growing the business for its value-added products and believes its research and development work with brands and retailers continues to create new, world-wide sales opportunities as the Company raises the visibility of REPREVE®, the Company’s umbrella brand for its recycled products (made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles), as a consumer brand.  For the current quarter, the Company’s PVA products represented approximately 19% of its consolidated net sales and REPREVE® continues to grow at a faster pace than other PVA products.  The Company believes that it can continue to increase its PVA sales as a percentage of its overall sales volume and grow its global PVA sales to create overall mix enrichment and margin gains.

X Games Aspen 2013: As part of its efforts to market REPREVE® to consumers, the Company recently announced that it will be the official recycling partner of ESPN at the X Games Aspen 2013.  The Company believes that this will create awareness for REPREVE® among consumers and will also raise its visibility and credibility among brands and retailers.  As REPREVE® fibers are in many well-known and respected winter sports-related brands, including Patagonia, The North Face and Polartec, the Company believes that the X Games in Aspen will be an ideal venue to help consumers understand the range of products made with REPREVE® recycled fibers, raise positive awareness for recycled polyester and establish REPREVE® as a leading ingredient in sustainable products.

Brazil:  The strengthening of the Brazilian Real during the latter half of calendar year 2011 began to negatively impact the competitiveness of the local apparel supply chain by making imports of competing fibers, garments and apparel more competitively priced.  Although the Real has subsequently returned to more normalized levels, the trade environment, the imports of fiber, fabric and finished goods continue to place pressure on the domestic supply chain in Brazil and have made it difficult for the Company’s Brazilian operation to remain competitive for the lower end of its textured yarn product offerings.  The average inflation rate of 5% to 7% in Brazil has also negatively impacted the Company’s converting costs at a time when it is difficult to raise selling prices while competing against the influx of cheaper imported goods.  The Company expects that the combination of implementing process improvements and manufacturing efficiency gains to help lower per unit costs, and aggressively pursuing a mix enrichment strategy leading to a more defensible product mix, as well as the benefits of the Real remaining at more normalized levels and the initiatives taken by the Brazilian government to support domestic yarn manufacturers, will allow the Company to recapture lost volumes and margins.

China: Sales volumes for both the December 2012 quarter and year-to-date periods were lower than expected as demand from a significant customer was negatively impacted by high inventory levels throughout that customer’s supply chain.  This decline in volume was partially offset by several new development programs realized during the periods, however, these programs were at lower than average margins.  The Company remains optimistic about its business in China as the high levels of supply chain inventory for the significant customer become depleted and the projected growth in the region for the Company’s PVA products is expected to continue.

Investment in Central America: The Central American Free Trade Agreement (“CAFTA”) region, which continues to be a competitive alternative to Asian supply chains, has in recent years maintained its share of synthetic apparel supply to U.S. retailers and continues to see ongoing investments being made.  The share of synthetic apparel versus cotton continues to increase and has provided growth for the consumption of synthetic yarns within the CAFTA region.  The recently completed installation of additional texturing capacity at the Company’s plant in El Salvador is running at or near capacity and will enable the Company to take advantage of the long-term volume opportunities in this region.  In addition, legislation was passed in the U.S. Congress on August 3, 2012 that provides a technical correction to the sewing thread provision in the CAFTA.  The amended CAFTA, which took effect on October 13, 2012, closed a loophole that allowed for the use of non-originating sewing thread in the assembly of textiles and apparel under the trade agreement.  The technical modification clarifies that certain single ply synthetic sewing thread is required to be produced in the United States or CAFTA region in order for goods to qualify for preferential tariff treatment.  All other sewing threads already enjoyed the benefits of yarn forward rules of origin under the free trade agreement.  The passage of this amendment is important to the Company and its operations in Central America, and is expected to result in improvements for the Company’s twisted yarn and sewing thread business.

Raw Materials: Polyester raw material prices have been steadily increasing since the start of fiscal year 2013 and, although they are still lower than the December 2011 quarter, they were, on average, approximately 10% higher in the December 2012 quarter when compared to the September 2012 quarter.  These costs are also expected to increase slightly in the March 2013 quarter and may negatively impact the Company’s future margins as the timing of these raw material cost increases could limit the recovery of margin during this rising raw material environment.  In addition, the polymer pricing gap between the U.S. and Asia has averaged $0.12 per pound throughout fiscal year 2013 and will continue to place additional pressures on the Company’s polyester sales volume and margins within the lower end of the Company’s product mix that typically competes with imported yarns.

Company Outlook: Based on a shortened shipping quarter due to the timing of the holiday season, anticipated increases in raw material prices, the challenging conditions in Brazil and the marketing expenses related to the X Games Aspen 2013 sponsorship, the Company believes that its gross profit and Adjusted EBITDA for the March 2013 fiscal quarter will be slightly less than the amounts reported for the December 2012 quarter.  During the June 2013 fiscal quarter, the Company expects operating profit improvements primarily due to anticipated higher sales volumes and gross margin improvements.

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
•
Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) represents net income or loss attributable to Unifi, Inc. before income tax expense, net interest expense, and depreciation and amortization expense (excluding interest portion of amortization);

•
Adjusted EBITDA Including Equity Affiliates represents EBITDA adjusted to exclude non-cash compensation expense net of distributions, gains or losses on extinguishment of debt, loss on previously held equity interest, refund of Brazilian non-income related tax, operating expenses for Repreve Renewables and certain other adjustments.  Other adjustments may include items such as gains or losses on sales or disposals of property, plant, or equipment, currency and derivative gains or losses, restructuring and employee severance expenses, and certain other operating or non-operating income or expense items;

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

Results of Operations
Review of Second Quarter of Fiscal Year 2013 Compared to Second Quarter of Fiscal Year 2012
The reconciliations of Net income (loss) attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:
	For the Three Months Ended
	December 23, 2012	December 25, 2011
Net income (loss) attributable to Unifi, Inc.	$2,426	$(7,608)
Provision for income taxes	2,216	1,806
Interest expense, net	1,217	3,727
Depreciation and amortization expense	6,298	6,454
EBITDA	12,157	4,379

Non-cash compensation expense, net	705	1,152
Loss on extinguishment of debt	114	—
Loss on previously held equity interest	—	3,656
Refund of Brazilian non-income related tax	—	(1,479)
Operating expenses for Repreve Renewables	284	287
Other	154	181
Adjusted EBITDA Including Equity Affiliates	13,414	8,176

Equity in earnings of unconsolidated affiliates	(1,258)	(844)
Adjusted EBITDA	$12,156	$7,332

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:
	For the Three Months Ended
	December 23, 2012	December 25, 2011
Adjusted EBITDA	$12,156	$7,332
Non-cash compensation expense, net	(705)	(1,152)
Provision for bad debts	73	357
Other, net	(37)	(98)
Less: depreciation included in Other, net	—	(8)
Segment Adjusted Profit	$11,487	$6,431

Segment Adjusted Profit for each of the reportable segments is presented below:
	For the Three Months Ended
	December 23, 2012	December 25, 2011
Polyester	$5,957	$419
Nylon	2,305	3,082
International	3,225	2,930
Segment Adjusted Profit	$11,487	$6,431

Selected financial information for the Polyester, Nylon and International segments is presented below:
	For the Three Months Ended December 23, 2012
	Polyester	Nylon	International	Total
Net sales	$97,322	$39,541	$35,208	$172,071
Cost of sales	88,885	35,525	30,970	155,380
Gross profit	8,437	4,016	4,238	16,691
Selling, general and administrative expenses	7,177	2,466	1,889	11,532
Segment operating profit	$1,260	$1,550	$2,349	$5,159

	For the Three Months Ended December 25, 2011
	Polyester	Nylon	International	Total
Net sales	$95,105	$38,816	$33,189	$167,110
Cost of sales	92,844	34,289	29,095	156,228
Gross profit	2,261	4,527	4,094	10,882
Selling, general and administrative expenses	6,577	2,215	2,194	10,986
Segment operating (loss) profit	$(4,316)	$2,312	$1,900	$(104)

The reconciliations of Segment operating profit (loss) to consolidated Income (loss) before income taxes are as follows:
	For the Three Months Ended
	December 23, 2012	December 25, 2011
Polyester	$1,260	$(4,316)
Nylon	1,550	2,312
International	2,349	1,900
Segment operating profit	5,159	(104)
Provision for bad debts	73	357
Other operating expense, net	580	490
Operating income (loss)	4,506	(951)
Interest expense, net	1,217	3,727
Loss on extinguishment of debt	114	—
Loss on previously held equity interest	—	3,656
Other non-operating income	—	(1,479)
Equity in earnings of unconsolidated affiliates	(1,258)	(844)
Income (loss) before income taxes	$4,433	$(6,011)

The reconciliations of Segment depreciation and amortization expense to consolidated Depreciation and amortization expense are as follows:
	For the Three Months Ended
	December 23, 2012	December 25, 2011
Polyester	$4,697	$4,735
Nylon	755	770
International	820	926
Segment depreciation and amortization expense	6,272	6,431
Depreciation and amortization included in other operating expense, net	45	31
Amortization included in interest expense	163	224
Depreciation and amortization expense	$6,480	$6,686

Depreciation and amortization included in other operating expense, net includes $19 and $8 allocated to net loss attributable to non-controlling interest for the quarter ended December 23, 2012 and December 25, 2011, respectively.

Consolidated Overview
The components of Net income (loss) attributable to Unifi, Inc., each component as a percentage of net sales and the percentage increase or decrease over the prior year period amounts are as follows:
	For the Three Months Ended
	December 23, 2012		December 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$172,071	100.0	$167,110	100.0	3.0
Cost of sales	155,380	90.3	156,228	93.5	(0.5)
Gross profit	16,691	9.7	10,882	6.5	53.4
Selling, general and administrative expenses	11,532	6.7	10,986	6.6	5.0
Provision for bad debts	73	—	357	0.2	(79.6)
Other operating expense, net	580	0.4	490	0.3	18.4
Operating income (loss)	4,506	2.6	(951)	(0.6)	(573.8)
Interest expense, net	1,217	0.7	3,727	2.2	(67.3)
Loss on extinguishment of debt	114	—	—	—	—
Loss on previously held equity interest	—	—	3,656	2.2	—
Other non-operating income	—	—	(1,479)	(0.9)	—
Earnings from unconsolidated affiliates	(1,258)	(0.7)	(844)	(0.5)	49.1
Income (loss) before income taxes	4,433	2.6	(6,011)	(3.6)	(173.7)
Provision for income taxes	2,216	1.3	1,806	1.1	22.7
Net income (loss) including non-controlling interest	2,217	1.3	(7,817)	(4.7)	(128.4)
Less: net (loss) attributable to non-controlling interest	(209)	(0.1)	(209)	(0.1)	—
Net income (loss) attributable to Unifi, Inc.	$2,426	1.4	$(7,608)	(4.6)	(131.9)

Consolidated Net Sales
Net sales for the December 2012 quarter increased by $4,961, or 3.0%, as compared to the prior year December quarter.  Overall, sales volume increased by 9.0% as a result of volume increases in all of the Company’s business segments as compared to the prior year December quarter.  The increase in sales volume was partially offset by a decrease in the overall weighted average selling price of 6.0%.  The weighted average selling price decreased in all reportable segments as discussed below.

Consolidated Gross Profit
Gross profit for the December 2012 quarter increased by $5,809, or 53.4%, as compared to the prior year December quarter.  The improvement in gross profit was primarily due to improved conversion margin (net sales less raw material costs) and increased sales volumes in the Company’s Polyester segment.  Improvements in Polyester segment unit conversion margin are a result of growth in the Company’s PVA products and lower raw material prices than the prior year, which allowed the Company to recover previously lost margin.    Gross profit for the International segment was slightly higher than the prior year quarter due to higher sales volumes for the Company’s Brazilian and Chinese subsidiaries. Gross profit for the Nylon segment declined over the prior year quarter as a result of lower conversion margin primarily attributable to a lower margin sales mix.

Polyester Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Polyester segment are as follows:
	For the Three Months Ended
	December 23, 2012		December 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$97,322	100.0	$95,105	100.0	2.3
Cost of sales	88,885	91.3	92,844	97.6	(4.3)
Gross profit	$8,437	8.7	$2,261	2.4	273.2

Polyester segment net sales increased 2.3% as compared to the prior year quarter as volumes increased 6.7% and the weighted average selling price decreased 4.4%.  The decrease in weighted average sales price was a result of decreases in raw material prices in the supply chain.  The increase in gross profit of $6,176 was primarily due to higher conversion margins resulting from growth in PVA volume and lower raw material prices which allowed the segment to recapture previously lost margins.  Volume increased over the prior year quarter due to improved demand in both the U.S. apparel supply chain and the U.S. automotive market. Unit manufacturing costs were lower as a result of efficiency gains accomplished through process improvements and improved utilization rates.

The Polyester segment net sales and gross profit as a percentage of total consolidated amounts were 56.6% and 50.5% for the second quarter of fiscal year 2013, compared to 56.9% and 20.8% for the second quarter of fiscal year 2012, respectively.

Outlook:
The Company expects Polyester segment gross profit in the third quarter of fiscal year 2013 to be negatively impacted by a shortened shipping quarter due to the timing of the holiday shutdown schedules for the majority of customers.  In addition, the Company expects a slight raw material cost increase during the third quarter, which may impact conversion margins, until the selling prices can be adjusted.  The increased raw material costs and pricing pressures caused by imported products may negatively impact the segment’s margins.

Nylon Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Nylon segment are as follows:
	For the Three Months Ended
	December 23, 2012		December 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$39,541	100.0	$38,816	100.0	1.9
Cost of sales	35,525	89.8	34,289	88.3	3.6
Gross profit	$4,016	10.2	$4,527	11.7	(11.3)

Nylon segment net sales increased 1.9% compared to the prior year quarter as volumes increased 8.2% and weighted average selling price declined 6.3%.  The decline in weighted average sales price is a result of decreases in raw material prices and a lower priced sales mix.  Volume improved primarily as a result of increased demand in the socks and seamless apparel market categories.  Gross profit declined $511 primarily as a result of a lower margin sales mix.

The Nylon segment net sales and gross profit as a percentage of total consolidated amounts were 23.0% and 24.1% for the second quarter of fiscal year 2013, compared to 23.2% and 41.6% for the second quarter of fiscal year 2012, respectively.

Outlook:
The Company expects Nylon segment gross profit in the third quarter of fiscal year 2013 to be negatively impacted by a shortened shipping quarter due to the timing of the holiday shutdown schedules for the majority of customers.

International Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the International segment are as follows:
	For the Three Months Ended
	December 23, 2012		December 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$35,208	100.0	$33,189	100.0	6.1
Cost of sales	30,970	88.0	29,095	87.7	6.4
Gross profit	$4,238	12.0	$4,094	12.3	3.5

International segment net sales increased 6.1% compared to the prior year quarter as volumes increased 15.5% and weighted average selling price declined 9.4% primarily due to a lower priced sales mix in the Chinese operation and the currency translation effect on Brazil’s revenues attributable to the weakening of the Brazilian Real against the U.S. dollar.  Gross profit for the Company’s International segment increased $144 as a result of improved volumes in both the Brazilian and Chinese operations.  Sales volume in the Brazilian operation increased 12.9% as compared to the prior year period due to improved demand in the Brazilian market.  In the prior year quarter, the Brazilian operation was negatively impacted by reduced demand due to increased imports of competing yarn, fabric and garments as imports became more competitive alternatives resulting from the appreciation of the Brazilian Real against the U.S. dollar.  On a local currency basis, gross profit for the Brazilian operation increased 6.7% compared to the prior year quarter primarily as a result of the volume improvement and lower unit manufacturing costs due to increased capacity utilization.  In U.S. dollars, gross profit for the Brazilian operation decreased 6.9% compared to the prior year quarter due to currency translation.

Sales volume in the Chinese operation increased 25.5% versus the prior year quarter primarily due to the partial recovery in demand from one large customer and due to the addition of new sales programs.

The International segment net sales and gross profit as a percentage of total consolidated amounts were 20.4% and 25.4% for the second quarter of fiscal year 2013, compared to 19.9% and 37.6% for the second quarter of fiscal year 2012, respectively.

Outlook:
The Company expects that the challenging market and trade conditions for its Brazilian subsidiary will continue during its third fiscal quarter with improvements expected during the fourth fiscal quarter as the benefits of various mix enrichment, process improvement and other strategic initiatives are realized.  The Company also expects its Chinese operation to continue to be negatively impacted during the third quarter by lower sales volumes to one of its larger customers as it continues working through significant inventory in their overall supply chain.  However, the Company expects sales volume for this customer to return as well as expects to realize the benefits of new sales programs during the fourth fiscal quarter.

Consolidated Selling General & Administrative Expenses
SG&A expenses increased in total and as a percentage of net sales for the current fiscal quarter when compared to the prior year quarter.  The increase was primarily a result of higher fringe benefit costs related to certain variable compensation plans and increased expenses related to various on-going branding and REPREVE® consumer marketing initiatives.  These increases were partially offset by reductions in certain non-cash compensation plans, other employee related costs and administrative expenses.

Outlook:
The Company expects that SG&A expenses will increase during the March 2013 quarter as a result of the timing of the recognition of marketing expenses related to its sponsorship of the X Games Aspen 2013, and then return to more normalized levels in the June fiscal quarter.

Consolidated Provision for Bad Debts
The provision for bad debt expense was $73 for the December 2012 quarter as compared to $357 for the prior year quarter.  During the second quarter of fiscal year 2013, there were no significant changes in the Company’s allowance for uncollectible accounts, as the aging of customer receivables and provisions for certain risk accounts remained relatively unchanged from September 23, 2012.

Consolidated Other Operating Expense, Net
The components of Other operating expense, net consist of the following:
	For the Three Months Ended
	December 23, 2012	December 25, 2011
Operating expenses for Renewables	$519	$512
Net loss (gain) on sale of assets	57	(2)
Foreign currency transaction losses	41	78
Other, net	(37)	(98)
Total other operating expense, net	$580	$490

Consolidated Interest Expense, Net
Net interest expense decreased from $3,727 for the prior year quarter to $1,217 for the current year quarter.  This favorable decline in interest expense was due to a lower average outstanding debt balance and a lower weighted average interest rate.  The debt balance decreases were caused by the completion of the Company’s debt refinancing in May 2012, subsequent prepayments of the Company’s Term B Loan obligations and scheduled payments on the ABL Term Loan.  The weighted average interest rate of the Company’s outstanding debt obligations declined from 10.2% for the prior year period to 4.1% for the current year period as a result of the significantly lower borrowing rates realized from the debt refinancing in May 2012.

Outlook:
Throughout the remainder of the current fiscal year, the Company believes that there will be sufficient operating cash flows to allow for the further reduction of its outstanding debt obligations and, as a result, will allow the Company to realize cash interest expense savings for these future periods when compared to current levels.  After considering the Company’s prepayment in full of the Term B Loan subsequent to the current quarter, the Company expects its weighted average interest rate to be approximately 3.3% for its outstanding debt obligations.

Other Non-Operating Income
For the three months ended December 25, 2011, Other non-operating income consisted of a $1,479 gain from the Company’s Brazilian operation related to a refund of non-income related taxes plus interest.

Consolidated Earnings from Unconsolidated Affiliates
For the December 2012 quarter, the Company generated $4,433 of income before income taxes, of which $1,258 was generated from its investments in unconsolidated affiliates.  For the three months ended December 23, 2012, earnings from the Company’s unconsolidated affiliates were $1,258 compared to $844 for the three months ended December 25, 2011.  During these periods, the Company’s 34% share of PAL’s earnings was relatively flat from $667 in the prior year quarter to $655 in the current quarter.  PAL ended the current quarter with $5,066 of deferred rebate benefits (the Company’s 34% share is $1,722) and expects to recognize these benefits in its earnings in future periods as the qualifying capital expenditures are made.  The remaining change in earnings of unconsolidated affiliates relates primarily to the improved operating results of UNF and UNF America which was primarily driven by higher utilization rates.

Consolidated Income Taxes
The Company’s income tax provision for the quarter ended December 23, 2012 resulted in tax expense of $2,216, with an effective tax rate of 50.0%.  The effective income tax rate for the period is higher than the U.S. statutory rate due to foreign dividends taxed in the U.S., the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

The Company’s income tax provision for the quarter ended December 25, 2011 resulted in tax expense of $1,806, with an effective rate of (30.0%).  The income tax rate for the period is different than the U.S. statutory rate primarily due to losses in tax jurisdictions for which no tax benefit could be recognized and foreign dividends taxed in the U.S.

Outlook:
Based on current forecasts and assumptions, the Company expects to fully utilize its federal net operating loss carryforwards by the end of fiscal year 2013. For future periods, the Company expects that its cash payments for taxes will increase versus the amounts paid in previous periods.

Consolidated Net Income (Loss) Attributable to Unifi, Inc.
Net income attributable to Unifi, Inc. for the second quarter of fiscal year 2013 was $2,426, or $0.12 per basic share, compared to a net loss attributable to Unifi, Inc. of $7,608, or $0.38 per basic share, for the prior year period.  As discussed above, the Company’s increased profitability was primarily due to higher gross profits, a reduction in net interest expense, the absence of a loss on the previously held equity interest in Repreve Renewables recorded in the prior year quarter, and an increase in earnings from unconsolidated affiliates, partially offset by higher SG&A expenses, a reduction in other non-operating income, and an increase in the provision for income taxes.

Consolidated Adjusted EBITDA
Adjusted EBITDA for the three months ended December 23, 2012 increased $4,824 to $12,156 versus $7,332 for the prior year period.  As discussed above, the $5,809 increase in gross profit is the primary reason for the current quarter over prior year quarter improvement.

Review of Year-To-Date Fiscal Year 2013 Compared to Year-To-Date Fiscal Year 2012
The reconciliations of Net income (loss) attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
Net income (loss) attributable to Unifi, Inc.	$4,720	$(7,322)
Provision for income taxes	5,449	2,079
Interest expense, net	2,537	7,460
Depreciation and amortization expense	12,631	13,015
EBITDA	25,337	15,232

Non-cash compensation expense, net	1,326	1,395
Loss on extinguishment of debt	356	462
Loss on previously held equity interest	—	3,656
Refund of Brazilian non-income related tax	—	(1,479)
Operating expenses for Repreve Renewables	605	287
Other	286	224
Adjusted EBITDA Including Equity Affiliates	27,910	19,777

Equity in earnings of unconsolidated affiliates	(1,929)	(4,303)
Adjusted EBITDA	$25,981	$15,474

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
Adjusted EBITDA	$25,981	$15,474
Non-cash compensation expense, net	(1,326)	(1,395)
Provision for bad debts	183	562
Other, net	(79)	(183)
Less: depreciation included in Other, net	—	(13)
Segment Adjusted Profit	$24,759	$14,445

Segment Adjusted Profit for each of the reportable segments is presented below:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
Polyester	$12,188	$2,844
Nylon	4,797	6,107
International	7,774	5,494
Segment Adjusted Profit	$24,759	$14,445

Selected financial information for the Polyester, Nylon and International segments is presented below:
	For the Six Months Ended December 23, 2012
	Polyester	Nylon	International	Total
Net sales	$190,358	$79,554	$75,059	$344,971
Cost of sales	173,714	71,468	65,078	310,260
Gross profit	16,644	8,086	9,981	34,711
Selling, general and administrative expenses	13,928	4,802	3,949	22,679
Segment operating profit	$2,716	$3,284	$6,032	$12,032

	For the Six Months Ended December 25, 2011
	Polyester	Nylon	International	Total
Net sales	$187,633	$79,777	$70,713	$338,123
Cost of sales	181,682	70,898	62,831	315,411
Gross profit	5,951	8,879	7,882	22,712
Selling, general and administrative expenses	12,641	4,325	4,391	21,357
Segment operating (loss) profit	$(6,690)	$4,554	$3,491	$1,355

The reconciliations of Segment operating profit (loss) to consolidated Income (loss) before income taxes are as follows:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
Polyester	$2,716	$(6,690)
Nylon	3,284	4,554
International	6,032	3,491
Segment operating profit	12,032	1,355
Provision for bad debts	183	562
Other operating expense, net	1,161	449
Operating income	10,688	344
Interest expense, net	2,537	7,460
Loss on extinguishment of debt	356	462
Loss on previously held equity interest	—	3,656
Other non-operating income	—	(1,479)
Equity in earnings of unconsolidated affiliates	(1,929)	(4,303)
Income (loss) before income taxes	$9,724	$(5,452)

The reconciliations of Segment depreciation and amortization expense to consolidated Depreciation and amortization expense are as follows:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
Polyester	$9,378	$9,534
Nylon	1,513	1,553
International	1,686	1,899
Segment depreciation and amortization expense	12,577	12,986
Depreciation and amortization included in other operating expense, net	91	37
Amortization included in interest expense	329	445
Depreciation and amortization expense	$12,997	$13,468

Depreciation and amortization included in other operating expense, net, includes $37 and $8 allocated to net loss attributable to non-controlling interest for the quarter ended December 23, 2012 and December 25, 2011, respectively.

Consolidated Overview
The components of Net income (loss) attributable to Unifi, Inc., each component as a percentage of net sales and the percentage increase or decrease over the prior year period amounts are as follows:
	For the Six Months Ended
	December 23, 2012		December 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$344,971	100.0	$338,123	100.0	2.0
Cost of sales	310,260	89.9	315,411	93.3	(1.6)
Gross profit	34,711	10.1	22,712	6.7	52.8
Selling, general and administrative expenses	22,679	6.7	21,357	6.3	6.2
Provision for bad debts	183	—	562	0.2	(67.4)
Other operating expense, net	1,161	0.3	449	0.1	158.6
Operating income	10,688	3.1	344	0.1	3,006.9
Interest expense, net	2,537	0.7	7,460	2.2	(66.0)
Loss on extinguishment of debt	356	0.1	462	0.2	(22.9)
Loss on previously held equity interest	—	—	3,656	1.1	—
Other non-operating income	—	—	(1,479)	(0.5)	—
Earnings from unconsolidated affiliates	(1,929)	(0.5)	(4,303)	(1.3)	55.2
Income (loss) before income taxes	9,724	2.8	(5,452)	(1.6)	(278.4)
Provision for income taxes	5,449	1.5	2,079	0.6	162.1
Net income (loss) including non-controlling interest	4,275	1.3	(7,531)	(2.2)	(156.8)
Less: net (loss) attributable to non-controlling interest	(445)	(0.1)	(209)	—	112.9
Net income (loss) attributable to Unifi, Inc.	$4,720	1.4	$(7,322)	(2.2)	(164.5)

Consolidated Net Sales
Net sales for the December 23, 2012 year-to-date period increased by $6,848, or 2.0%, as compared to the prior year December year-to-date period.  Overall, sales volume increased by 7.9% with volume improvements in all of the Company’s reportable segments. The increase in overall sales volume was partially offset by a decrease in the overall weighted average selling price of 5.9% primarily due to a lower weighted average selling price in all reportable segments.

Consolidated Gross Profit
Gross profit for the December 23, 2012 year-to-date period increased by $11,999, or 52.8%, as compared to the prior year December year-to-date period.  Gross profit improvements were primarily attributable to increased gross profit in the Polyester segment as a result of increased unit conversion margin and increased sales volumes.  In addition, gross profit increased in the International segment as compared to the prior year-to-date period primarily as a result of improved sales volume in both the Brazilian and Chinese operations. The Nylon segment gross profit was lower than the prior year-to-date period primarily due to lower conversion margin partially offset by higher sales volume.

Polyester Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Polyester segment are as follows:
	For the Six Months Ended
	December 23, 2012		December 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$190,358	100.0	$187,633	100.0	1.4
Cost of sales	173,714	91.3	181,682	96.8	(4.4)
Gross profit	$16,644	8.7	$5,951	3.2	179.7

Polyester segment net sales increased 1.4% compared to the prior year-to-date period as volumes increased 4.0% and the weighted average selling price decreased 2.6%.  Volume increased over the prior year-to-date period due to improved demand in both the U.S. apparel supply chain and the U.S. automotive market and the impact of inventory destocking across the apparel supply chain in the prior year-to-date period.  The increase in gross profit of $10,693 was primarily a result of higher conversion margin due to lower raw material prices which allowed for the recovery of previously lost margins and increased sales volume.  Growth of PVA product sales also contributed to the improvement in margin.  Unit manufacturing costs were lower as a result of efficiency gains accomplished through process improvements and improved utilization rates.

The Polyester segment net sales and gross profit as a percentage of total consolidated amounts were 55.2% and 47.9% for the year-to-date period of fiscal year 2013, compared to 55.5% and 26.2% for the prior year-to-date period of fiscal year 2012, respectively.

Nylon Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year-to-date amounts for the Nylon segment are as follows:
	For the Six Months Ended
	December 23, 2012		December 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$79,554	100.0	$79,777	100.0	(0.3)
Cost of sales	71,468	89.8	70,898	88.9	0.8
Gross profit	$8,086	10.2	$8,879	11.1	(8.9)

Nylon segment net sales decreased 0.3% compared to the prior year-to-date period as volumes increased 3.0% and weighted average selling price declined 3.3%. Volume improved primarily as a result of increased demand in the socks and seamless apparel market categories.  The decline in gross profit of $793 was primarily due to a decrease in conversion margin as a result of a lower margin sales mix partially offset by increased sales volume.

The Nylon segment net sales and gross profit as a percentage of total consolidated amounts were 23.1% and 23.3% for the year-to-date period of fiscal year 2013, compared to 23.6% and 39.1% for the prior year-to-date period of fiscal year 2012, respectively.

International Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the International segment are as follows:
	For the Six Months Ended
	December 23, 2012		December 25, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$75,059	100.0	$70,713	100.0	6.1
Cost of sales	65,078	86.7	62,831	88.9	3.6
Gross profit	$9,981	13.3	$7,882	11.1	26.6

International segment net sales increased 6.1% compared to the prior year-to-date period as volumes increased 19.8% and weighted average selling price declined 13.7%.  Gross profit for the Company’s International segment increased $2,099 as a result of improved volumes in both the Brazilian and Chinese operations. Sales volume in the Brazilian operation increased 12.5% as compared to the prior year-to-date period due to improved demand in the Brazilian market.  In the prior year period, the Brazilian operation was negatively impacted by reduced demand due to increased imports of competing yarn, fabric and garments as imports became more competitive alternatives resulting from the appreciation of the Brazilian Real against the U.S. dollar.  On a local currency basis, gross profit for the Brazilian operation increased 44.1% from the prior year period primarily as a result of the improved volumes and improved unit conversion margin.

Sales volume in the Chinese operation increased 54.1% versus the prior year-to-date period primarily due to a partial recovery in demand from one large customer and to the commercialization of certain development projects during the current year-to-date period.  The new sales programs were, however, at a lower weighted average price and gross margin.

The International segment net sales and gross profit as a percentage of total consolidated amounts were 21.7% and 28.8% for the year-to-date period of fiscal year 2013, compared to 20.9% and 34.7% for the prior year-to-date period of fiscal year 2012, respectively.

Consolidated Selling General & Administrative Expenses
SG&A expenses increased in total and as a percentage of net sales for the year-to-date period of fiscal 2013 when compared to the prior year-to-date period.  The increase was primarily a result of higher fringe benefit costs related to certain variable compensation plans, increased expenses related to various on-going branding and REPREVE® consumer marketing initiatives, and professional fees.  These increases were partially offset by reductions in other employee related costs and administrative expenses.

Consolidated Provision for Bad Debts
The provision for bad debt expense was $183 for the December 2012 year-to-date period as compared to $562 for the prior year-to-date period.  During the year-to-date period of fiscal year 2013, there were no significant changes in the Company’s allowance for uncollectible accounts, as the aging of customer receivables and provisions for certain risk accounts remained relatively unchanged from June 24, 2012.

Consolidated Other Operating Expense, Net
The components of Other operating expense, net consist of the following:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
Operating expenses for Renewables	$1,104	$512
Net loss on sale or disposal of assets	79	63
Foreign currency transaction losses	57	57
Other, net	(79)	(183)
Total other operating expense, net	$1,161	$449

Consolidated Interest Expense, Net
Net interest expense decreased from $7,460 for the prior year-to-date period to $2,537 for the current year-to-date period.  This favorable decline in interest expense was due to a lower average outstanding debt balance and a lower weighted average interest rate.  The debt balance decreases were caused by the Company’s prepayments of the 11.5% Senior Secured Notes due May 2014 during the prior fiscal year-to-date period, the completion of the Company’s debt refinancing in May 2012, subsequent prepayments of the Company’s Term B Loan obligations, and scheduled payments made on the ABL Term Loan.  The weighted average interest rate of the Company’s outstanding debt obligations declined from 10.1% for the prior year-to-date period to 4.1% for the current year-to-date period as a result of the significantly lower borrowing rates realized from the debt refinancing in May 2012.

Other Non-Operating Income
For the six months ended December 25, 2011, Other non-operating income consists of a $1,479 gain from the Company’s Brazilian operation related to a refund of non-income related taxes plus interest.

Consolidated Earnings from Unconsolidated Affiliates
For the December 2012 year-to-date period, the Company generated $9,724 of income before income taxes, of which $1,929 was generated from its investments in unconsolidated affiliates.  For the six months ended December 23, 2012, earnings from the Company’s unconsolidated affiliates were $1,929 compared to $4,303 for the six months ended December 25, 2011.  During these periods, the Company’s 34% share of PAL’s earnings decreased from $4,494 to $697 primarily caused by margin pressures related to the softness in the cotton apparel market and differences related to the timing of revenue recognition under the Farm Bill’s economic adjustment payments program, as well as the rebate level dropping from four cents per pound to three cents per pound in August 2012.  The remaining change in earnings of unconsolidated affiliates relates primarily to the improved operating results of UNF and UNF America which was primarily driven by higher utilization rates.

Consolidated Income Taxes
The Company’s income tax provision for the six months ended December 23, 2012 resulted in tax expense of $5,449, with an effective tax rate of 56.0%.  The effective income tax rate for the period is higher than the U.S. statutory rate due to foreign dividends taxed in the U.S., the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, and losses in tax jurisdictions for which no tax benefit could be recognized.

The Company’s income tax provision for the six months ended December 25, 2011 resulted in tax expense of $2,079, with an effective rate of (38.1%).  The income tax rate for the period is different than the U.S. statutory rate primarily due to losses in tax jurisdictions for which no tax benefit could be recognized and foreign dividends taxed in the U.S.

Consolidated Net Income (Loss) Attributable to Unifi, Inc.
Net income attributable to Unifi, Inc. for the year-to-date period of fiscal year 2013 was $4,720, or $0.23 per basic share, compared to net loss attributable to Unifi, Inc. of $7,322, or $0.36 per basic share, for the prior year-to-date period.  As discussed above, the Company’s increased profitability was primarily due to higher gross profits, lower net interest expense, and the absence of a loss on the previously held equity interest in Repreve Renewables recorded in the prior year-to-date period, partially offset by higher SG&A expenses, higher other operating expense, net, a reduction in other non-operating income, lower earnings from unconsolidated affiliates and an increase in the provision for income taxes.

Consolidated Adjusted EBITDA
Adjusted EBITDA for the six months ended December 23, 2012 increased $10,507 to $25,981 versus $15,474 for the prior year period.  As discussed above, the $11,999 increase in gross profit is the primary reason for the improvement.

Liquidity and Capital Resources
The Company’s primary capital requirements are for debt service, working capital and capital expenditures.  The Company’s primary sources of capital are cash generated from operations and borrowings available under its ABL Revolver.  For the six months ended December 23, 2012, cash generated from operations was $24,739 and as of December 23, 2012, excess availability under the ABL Revolver was $35,447.

As of December 23, 2012, all of the Company’s debt obligations, with the exception of a related party term loan, were guaranteed by domestic subsidiaries while a substantial portion of the Company’s cash and cash equivalents were held by foreign subsidiaries.  For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of December 23, 2012:
	U.S.	Brazil		All Others	Total
Cash and cash equivalents	$3,322		$5,542	$6,382	$15,246
Borrowings available under ABL Revolver	35,447		—	—	35,447
Liquidity	$38,769		$5,542	$6,382	$50,693

Working capital	$92,670		$51,267	$22,077	$166,014
Total debt, including current portion	$105,432	$	―	$1,250	$106,682

As of December 23, 2012, all the cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested; if repatriated, the Company would be required to accrue and pay taxes on these amounts.  The Company has plans to repatriate approximately $20,730 of future cash flows generated from its operations in Brazil and has a deferred tax liability of approximately $7,255 to reflect the additional income tax that would be due as a result of these current plans.  As of December 23, 2012, the $81,431 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings.

Debt Obligations
Long-term debt consists of the following:
	December 23, 2012	June 24, 2012
ABL Revolver	$44,000	$51,000
ABL Term Loan	46,400	50,000
Term B Loan	13,800	20,515
Related party term loan	1,250	—
Capital lease obligation	1,232	37
Total debt	106,682	121,552
Current portion of long-term debt	(7,263)	(7,237)
Total long-term debt	$99,419	$114,315

Debt Refinancing
On May 24, 2012, the Company entered into the ABL Facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A.  The ABL Facility consists of the $100,000 ABL Revolver and a $50,000 ABL Term Loan.  In addition, the Company entered into a $30,000 Term B Loan.  The purpose of entering into the ABL Facility and the Term B Loan was, among other things, to refinance the Company’s then existing indebtedness.  The ABL Facility has a maturity date of May 24, 2017.  The Term B Loan had a maturity date of May 24, 2017, but as described below was prepaid in full subsequent to the current quarter.  The Company has the ability to request that the borrowing capacity of the ABL Revolver be increased to as much as $150,000.

The ABL Facility is secured by substantially all assets of the Company.  The ABL Facility is further secured by a second-priority lien on the Company’s membership interest in PAL.  The ABL Facility includes representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for financings of this type.  Should excess availability under the ABL Revolver fall below the greater of $10,000 or 15% of maximum availability, a financial covenant requires the Company to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0.  In addition, the ABL Facility contains provisions restricting certain payments and investments, including certain restrictions on the payment of dividends and share repurchases.  As of December 23, 2012, the Company was in compliance with all financial covenants, the availability under the ABL Revolver was $35,447 and the fixed charge coverage ratio was 1.51.

The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations.  ABL Revolver borrowings bear interest at the London Interbank Offer Rate (the “LIBOR Rate”) plus an applicable margin with interest currently being paid on a monthly basis.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.  The weighted average interest rate for borrowings under the ABL Revolver as of December 23, 2012, including the effects of all interest rate swaps, was 3.2%.

The ABL Term Loan bears interest at LIBOR plus an applicable margin with interest currently being paid on a monthly basis.  The weighted average interest rate for the ABL Term Loan as of December 23, 2012, including the effects of all interest rate swaps, was 3.3%.  The ABL Term Loan will be repaid in quarterly scheduled principal installments of $1,800 which commenced on September 1, 2012 and a balloon payment of $15,800 in May 2017.  Subject to certain conditions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date.

The Term B Loan was secured by a first-priority lien on the Company’s membership interest in PAL and a second-priority lien on substantially all assets of the Company.  The Term B Loan also contained representations and warranties, affirmative and negative covenants and events of default comparable to those included in the ABL Facility.  The Term B Loan carried interest at LIBOR plus 7.50% (with a LIBOR floor of 1.25%) with interest payable monthly.  The Term B Loan did not amortize and prepayments were only required in certain circumstances.  Subject to certain conditions, the Company could prepay the Term B Loan at any time, in whole or in part, with a call premium of 3% during the first year, 2% during the second year, 1% during the third year and at par thereafter.

Optional Prepayments
On October 17, 2012, the Company made a $2,200 optional prepayment of the Term B Loan and recorded a $114 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.  On July 2, 2012, the Company made a $4,515 optional prepayment of the Term B Loan and recorded a $242 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.

Subsequent Events
On December 27, 2012, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) to the ABL Facility with its lenders in connection with the Company’s anticipated January 8, 2013 repayment of all amounts outstanding under the Term B Loan.  The First Amendment modified the definition of fixed charges within the Credit Agreement and within the Company’s fixed charge coverage ratio calculation to exclude any mandatory or optional prepayments of the Term B Loan made after December 25, 2012 and prior to February 4, 2013, in an amount not to exceed $13,800, subject to the satisfaction of certain specified conditions (which were met by the Company).

On December 26, 2012, the Company received a $7,807 cash distribution from PAL, $2,707 of which was deemed to be a tax distribution and $5,100 of which was a special dividend.  As a result, the Company made a $2,550 mandatory prepayment of the Term B Loan on December 27, 2012 and will record a $127 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.  On January 8, 2013, the Company made an $11,250 optional prepayment of the Term B Loan, repaying in full the remaining amount outstanding.  The Company will record a $563 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.

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

Capital Lease Obligation
On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment.  The amount due under the fifteen year term of the lease is $1,234, and payments are made monthly.  The implicit annual interest rate under the lease is 4.64%.

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2013 and the following fiscal years thereafter:
	Scheduled Maturities on a Fiscal Year Basis
	2013	2014	2015	2016	2017	Thereafter
ABL Revolver	$—	$—	$—	$—	$44,000	$—
ABL Term Loan	3,600	7,200	7,200	7,200	21,200	—
Term B Loan	—	—	—	—	13,800	—
Related Party Term Loan	—	—	1,250	—	—	—
Capital Lease Obligations	34	60	63	65	69	941

The table above does not take into consideration any optional prepayments or mandatory prepayments with respect to distributions from the Company’s equity affiliates.

Further discussion of the terms and conditions of the Company’s existing indebtedness is outlined in “Footnote 12. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Working Capital
The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to Working Capital:
	December 23, 2012	June 24, 2012
Receivables, net	$88,618	$99,236
Inventories	107,101	112,750
Accounts payable	(38,623)	(48,541)
Accrued expenses (1)	(12,162)	(14,004)
Adjusted Working Capital	144,934	149,441

Cash and cash equivalents	15,246	10,886
Other current assets	13,515	15,125
Accrued interest	(260)	(398)
Other current liabilities	(7,421)	(8,569)
Working Capital	$166,014	$166,485
(1)	Excludes accrued interest

Working capital decreased from $166,485 as of June 24, 2012 to $166,014 as of December 23, 2012 primarily due to lower amounts for Adjusted Working Capital offset by an increase in cash and cash equivalents.  The $4,507 decrease in the Company’s Adjusted Working Capital was attributable to the favorable changes in receivables, net and inventories partially offset by decreases in accounts payable and accrued expenses.  The $10,618 decline in receivables and the $9,818 decline in accounts payables relate primarily to lower sales and purchase activity, respectively, for the Company’s U.S. and Brazilian subsidiaries at the end of the current quarter, which was caused by the timing of the holiday season shutdown as it relates to the Company’s quarter-end.  The $5,649 decrease in inventories was predominantly driven by lower on-hand raw material and finished goods units for the Company’s domestic and Brazilian operations.  The $1,842 decrease in accrued expenses is primarily due to decreases in various domestic payroll accruals, accrued utilities due to lower per unit electricity costs, and domestic property taxes due to the timing of annual payments.

Outlook:
While there remains uncertainty concerning changes in raw material costs, fluctuations in the exchange rates for foreign currencies, and the levels of sales and production volumes leading up to the holiday season, the Company believes that during the upcoming quarter there will be no material impact on liquidity relative to Adjusted Working Capital.

Capital Expenditures
In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures.  During the first six months of fiscal year 2013, the Company spent $2,872 on capital expenditures compared to $3,259 for the prior year period. The Company estimates that its on-going annual capital expenditure requirements are approximately $10,000 to $12,000, which is inclusive of approximately $6,000 to $8,000 of annual maintenance capital expenditures, with the remainder representing capital expenditures focused primarily on improving the Company’s flexibility and capabilities around producing PVA products.  The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Repayments of Debt Obligations
Other than the scheduled maturities and mandatory prepayments of debt required under its existing debt obligations, the Company may, from time to time, elect to repay additional amounts borrowed under the ABL Facility.  These optional repayments of debt may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

Stock Repurchase Program
On January 22, 2013, the Company’s Board approved a new stock repurchase program to acquire up to $50,000 of the Company’s common stock.  The new repurchase program replaced the prior stock repurchase program, which had authorized the repurchase of up to 3,333 shares of common stock, but which had been suspended since November 2003.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and requirements set forth in the ABL Facility.  The repurchase program has no stated expiration or termination date.  The Company may discontinue repurchases at any time that management determines additional purchases are not warranted.  Under the repurchase program, there is no time limit for repurchase, nor is there a minimum number of shares intended to be repurchased or specific time frame in which the Company intends to repurchase.  The Company has not repurchased any shares under the new purchase program.

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

Cash Provided by Operating Activities
Net cash provided by operating activities consists of the following:
	For the Six Months Ended
	December 23, 2012	December 25, 2011
Cash receipts:
Receipts from customers	$355,198	$349,932
Dividends from unconsolidated affiliates	2,724	2,005
Other receipts	308	1,787

Cash payments:
Payments to suppliers and other operating costs	270,375	272,943
Payments for salaries, wages, and benefits	55,240	56,269
Payments for interest	2,576	8,343
Payments for taxes	4,308	1,867
Other payments	992	—
	$24,739	$14,302

The $5,266 increase in receipts from customers for the current year-to-date period when compared to the prior year-to-date period is primarily driven by increased net sales caused primarily by higher sales volumes across all segments.  Other receipts include interest income and other miscellaneous items.  The $2,568 decrease in payments to suppliers and other operating costs for the current year-to-date period when compared to the prior year-to-date period is primarily driven by lower average inventory levels partially offset by reductions in accounts payable and accrued expenses.  The $1,029 decline in payments for salaries, wages and benefits is primarily due to lower variable compensation payments partially offset by increased payments for employee costs.  The decline in payments for interest was due to both a lower average outstanding debt balance and a lower weighted average interest rate.  Taxes paid by the Company increased $2,441 primarily due to increased tax payments related to the Company’s Brazilian and domestic operations.  Other payments include operating expenses for Renewables and other miscellaneous items.

Cash Used in Investing Activities and Financing Activities
The Company utilized $4,491 for net investing activities and utilized $15,859 for net financing activities during the December 2012 year-to-date period.  The Company spent $2,872 on capital expenditures.  The Company reduced its overall long-term debt by $14,870 including $6,715 in optional prepayments on the Term B Loan, $3,600 in scheduled principal payments on the ABL Term Loan, $7,000 in net payments against the ABL Revolver, partially offset by $1,250 in proceeds received from the related party term loan and additional capital lease obligations.

The Company utilized $3,780 in net investing activities and utilized $9,708 in net financing activities during the six month period ended December 2011.  The primary cash outlays for investing and financing activities during the six month period ended December 2011 included $10,288 to redeem a portion of the 2014 11.5% Senior secured notes, $3,259 in capital expenditures and $360 in investments in Repreve Renewables, LLC, partially offset by $181 in proceeds from the sale of assets and $120 in capital contributions from non-controlling interest.

Contractual Obligations
The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.  As of December 23, 2012, except for scheduled maturities, optional prepayments or any mandatory prepayments of debt required under the existing debt obligations, there have been no material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012.  Subsequent to December 23, 2012, as described above, the Company prepaid in full amounts due under the Term B Loan.

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

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Securities and Exchange Commission has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.  There have been no material changes to these policies during the current period.

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

Interest Rate Risk:  The Company is exposed to interest rate risk through its borrowing activities.  The Company has borrowings under its ABL Revolver, ABL Term Loan and, until its payoff subsequent to the current quarter, had borrowings under the Term B Loan, which all have variable rates of interest.  The Company hedges a significant portion of its interest rate variability on its ABL Revolver and ABL Term Loan using interest rate swaps.  As of December 23, 2012, $85,000 of the Company’s $106,682 of debt obligations are hedged through interest rate swaps and the $13,800 outstanding under the Term B Loan was subject to a LIBOR floor of 1.25%.  After giving effect to these arrangements, the Company’s sensitivity analysis shows that a 50-basis point increase in the LIBOR rate as of December 23, 2012 would result in an increase of $33 in annual cash interest expense.

Currency Exchange Rate Risk:  The Company conducts its business in various foreign countries and in various foreign currencies.  Each of the Company’s operations may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the operation’s functional currency and subject the Company to foreign currency exchange risk.  The Company may enter into forward currency contracts to hedge this exposure.  For sales transactions, the Company typically hedges 50% to 75% of the sales value of these orders by using forward currency contracts.  The maturity dates of the forward contracts are intended to match the anticipated collection dates of the receivables.  As of December 23, 2012, the latest maturity date for outstanding forward currency contracts is during February 2013.  The Company may also enter into forward currency contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of December 23, 2012, the Company does not have a significant amount of exposure related to forward currency contracts.

As of December 23, 2012, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately18.8% of consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of December 23, 2012, $10,675 of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $2,592 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of December 23, 2012 is provided in “Footnote 20. Derivative Financial Instruments” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Raw Material and Commodity Risks:A significant portion of the Company’s raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  The Company does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that the Company uses throughout all of its operations are generally traded on U.S. dollar pricing and are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.

Other Risks:  The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Market Capitalization versus Book Value:  As of the end of the second quarter of fiscal year 2013, the Company’s book value was $14.77 per share.  During the December 2012 quarter, the Company’s shares of common stock traded on the New York Stock Exchange at a high of $14.13 and at a low of $11.90 per share.  Due to the disparity between the share values, the Company periodically considers the recoverability of its assets and does not believe any of its assets to be impaired at this time.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 23, 2012, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934, as amended, the “Exchange Act”) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c)  The following table summarizes the Company’s repurchases of its common stock during the quarter ended December 23, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

09/24/12 – 10/23/12	—	—	—	2,269
10/24/12 – 11/23/12	—	—	—	2,269
11/24/12 – 12/23/12	—	—	—	2,269
Total	—	—	—

Effective July 26, 2000, the Company’s Board of Directors (“Board”) authorized the repurchase of up to 3,333 shares of its common stock of which approximately 1,064 shares were subsequently repurchased.  The repurchase program was suspended in November 2003 and, as described below, terminated and replaced on January 22, 2013.  At the time of replacement, there was remaining authority for the Company to repurchase approximately 2,269 shares of its common stock under the repurchase plan.  The repurchase plan had no stated expiration or termination date.

On January 22, 2013, the Company’s Board approved a new stock repurchase program to acquire up to $50,000 of the Company’s common stock.  The new repurchase program replaced the prior stock repurchase program.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s revolving credit facility, and are subject to applicable limitations and requirements set forth in the Company’s credit facility.  The repurchase program has no stated expiration or termination date.  The Company may discontinue repurchases at any time that management determines additional purchases are not warranted.  Under the repurchase program, there is no time limit for repurchase, nor is there a minimum number of shares intended to be repurchased or specific time frame in which the Company intends to repurchase.  The Company has not repurchased any shares under the new repurchase program.

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

4.1
First Amendment to Credit Agreement, dated as of December 27, 2012, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 27, 2012).

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

101
The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 23, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date:	February 1, 2013	By:	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	February 1, 2013	By:	/s/ JAMES M. OTTERBERG
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

4.1
First Amendment to Credit Agreement, dated as of December 27, 2012, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 27, 2012).

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

101
The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 23, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.