Form 10-K/A
period 2012-06-24
UNIFI INC
filed 2013-03-28
CIK 100726

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, ” “accelerated filer, ” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., held on October 24, 2012, are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

Amendment No. 1

Explanatory Note

Unifi, Inc. (the “Company” or the “Registrant”) is filing this Form 10-K/A to amend Item 15 of its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended June 24, 2012, and pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, to include the financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which the Company holds a 34% equity ownership interest.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.

PAL met the significant subsidiary test described above for the Company’s fiscal years ending June 24, 2012, June 26, 2011 and June 27, 2010 and the Company has included in this Form 10-K/A the required audited financial statements for PAL’s corresponding fiscal years ending December 29, 2012, December 31, 2011, and January 1, 2011.  The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

Item 15 is also being amended by this Form 10-K/A to include reference to the PAL financial statements and the related report of PAL’s independent accountants, and to file the consent of the independent accountants related to its opinion contained in this filing and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  This Form 10-K/A does not otherwise update or amend any other items or disclosures as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission (“SEC”) subsequent to the original filing.  In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.

 PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

2. Financial Statement Schedules
Parkdale America, LLC Financial Statements as of December 29, 2012 and December 31, 2011 and for the Years ended December 29, 2012, December 31, 2011, and January 1, 2011.

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

3.1 (ii)	Restated By-laws of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2007). +

4.1	Registration Rights Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Company’s Schedule 13D dated January 2, 2007). +

Exhibit Number	Description

4.2
Credit Agreement, by and among Wells Fargo Bank, N.A., as administrative agent, sole lead arranger, and sole book runner, the lenders that are parties thereto, as the lenders, and Unifi, Inc. and certain of its domestic subsidiaries, as borrowers, dated as of May 24, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012). +

4.3
Guaranty and Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012). +

4.4
Trademark Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012). +

4.5
Patent Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012). +

4.6
Intercreditor Agreement, dated as of May 24, 2012, by and between Wells Fargo Bank, N.A., in its capacity as agent, and Wilmington Trust, National Association, as administrative agent, as acknowledged by Unifi, Inc., Unifi Manufacturing, Inc., Unifi Sales & Distribution, Inc., Spanco International, Inc., and Unifi Equipment Leasing, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012). +

4.7
Credit Agreement, by and among Wilmington Trust, National Association, as administrative agent, the lenders that are party thereto, as the lenders, and Unifi, Inc. and certain of its domestic subsidiaries, as borrowers, dated as of May 24, 2012. +

4.8
Guaranty and Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012). +

4.9
Trademark Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012). +

4.10
Patent Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012). +

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

10.6
*Change of Control Agreement between Unifi, Inc. and Ronald L. Smith, effective August 14, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009). +

10.7
*Change of Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009). +

10.8
*Change of Control Agreement between Unifi, Inc. and William L. Jasper, effective August 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009). +

10.9
Sales and Services Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580)  filed on February 9, 2007). +

10.10
First Amendment to Sales and Service Agreement dated January 1, 2007 between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (Reg. No. 333-140580) filed on December 3, 2008). +

10.11	*2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-140590) filed on December 12, 2008). +

10.12
*Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009). +

10.13
*Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 31, 2008). +

10.14
Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc. effective November 6, 2009 (incorporated by reference from Exhibit 32.2 to the Company’s current report on Form 8-K (Reg. No. 001-10542) dated November 6, 2009) (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request). +

10.15
Second Amendment to Sales and Service Agreement between Unifi, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009). +

10.16
*Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011). +

10.17
*Unifi, Inc. Director Deferred Compensation Plan, dated as of December 14, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011). +

10.18
Third Amendment to Sales and Service Agreement, executed on December 20, 2010, by Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated December 20, 2010). +

Exhibit Number	Description

10.19
*Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011 (Reg No. 001-10542) filed on November 4, 2011). +

10.20
Fourth Amendment to Sales and Service Agreement, executed on December 19, 2011, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated December 19, 2011). +

10.21
*Amendment No. 1 to the Change in Control Agreement for William L. Jasper effective December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012). +

10.22
*Amendment No. 1 to the Change in Control Agreement for R. Roger Berrier, Jr., effective December 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012). +

10.23
*Amendment No. 1 to the Change in Control Agreement for Thomas H. Caudle, Jr. effective December 31, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012). +

10.24
*Amendment No. 1 to the Change in Control Agreement for Charles F. McCoy effective December 31, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012). +

10.25
*Amendment No. 1 to the Change in Control Agreement for Ronald L. Smith effective December 31, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012). +

10.26
Deposit Account Control Agreement, dated as of May 24, 2012, among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 24, 2012). +

14.1
Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 22, 2004, filed as Exhibit (14a) with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference. +

14.2
Unifi, Inc. Code of Business Conduct & Ethics adopted on July 22, 2004, filed as Exhibit (14b) with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542), which is incorporated herein by reference. +

21.1	List of Subsidiaries. +

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. +

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm. +

23.3	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101
The following materials from Unifi, Inc.’s Annual Report on Form 10-K for the annual period ended June 24, 2012, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements. +

*NOTE:  These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

+ Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2013.

UNIFI, INC.
(Registrant)

By:	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

By:	/s/ JAMES M. OTTERBERG
James M. Otterberg
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)

Parkdale America, LLC
(A Limited Liability Company)
Financial Statements
December 29, 2012, December 31, 2011, and
January 1, 2011

Parkdale America, LLC
(A Limited Liability Company)
Index
December 29, 2012, December 31, 2011, and January 1, 2011

Independent Auditor’s Report

To the Board of Members of
Parkdale America, LLC

We have audited the accompanying financial statements of Parkdale America, LLC, which comprise the balance sheets as of December 29, 2012 and December 31, 2011, and the related statements of operations, comprehensive income, members’ equity and cash flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011.

Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility
Our responsibility is to express an opinion on the financial statements based on our audits.  We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements.  The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error.  In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control.  Accordingly, we express no such opinion.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the financial statements, referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC at December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 27, 2013

Parkdale America, LLC
(A Limited Liability Company)
Balance Sheets
December 29, 2012 and December 31, 2011

	2012	2011

Assets
Current assets
Cash and cash equivalents	$30,371,000	$32,323,000
Trade accounts receivable (less allowance of $769,000 and $590,000 in 2012 and 2011, respectively)	91,530,000	140,648,000
Other receivables	4,268,000	2,646,000
Due from affiliates	69,000	67,000
Inventories	108,723,000	141,944,000
Prepaid expenses and other assets	84,000	21,000
Derivative assets	4,842,000	6,746,000
Total current assets	239,887,000	324,395,000
Property, plant and equipment, net	109,061,000	131,114,000
Investment in joint venture	8,585,000	9,121,000
Deferred financing costs, net	603,000	1,014,000
Other noncurrent assets	251,000	336,000
Total assets	$358,387,000	$465,980,000
Liabilities and Members' Equity
Current liabilities
Trade accounts payable	$30,138,000	$32,500,000
Accrued expenses	10,198,000	9,363,000
Due to affiliates	2,889,000	4,080,000
Due to broker	96,000	1,531,000
Derivative liabilities	2,301,000	3,152,000
Total current liabilities	45,622,000	50,626,000
Long-term debt	-	100,000,000
Other long-term liabilities	1,429,000	1,291,000
Deferred revenue	11,460,000	8,630,000
Total liabilities	58,511,000	160,547,000
Commitments and contingencies (Note 12)
Members' equity	299,876,000	305,433,000
Total liabilities and members' equity	$358,387,000	$465,980,000

Parkdale America, LLC
(A Limited Liability Company)
Statements of Operations
Years Ended December 29, 2012, December 31, 2011, and January 1, 2011

	2012	2011	2010

Net sales	$816,860,000	$1,304,911,000	$814,387,000
Cost of goods sold	757,909,000	1,241,182,000	735,914,000
Gross profit	58,951,000	63,729,000	78,473,000
General and administrative expenses	13,513,000	12,685,000	14,971,000
Impairment of property, plant and equipment	-	726,000	461,000
(Gain) loss on disposals of property, plant and equipment	(470,000)	90,000	(342,000)
Income from operations	45,908,000	50,228,000	63,383,000
Interest expense	874,000	3,449,000	527,000
Interest income	(96,000)	(33,000)	(61,000)
Loss (earnings) from investment in joint venture	136,000	(335,000)	(541,000)
Loss on foreign exchange contracts	-	-	394,000
Other expense, net	985,000	936,000	1,259,000
Net income	$44,009,000	$46,211,000	$61,805,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Statements of Comprehensive Income
Years Ended December 29, 2012, December 31, 2011, and January 1, 2011

	2012	2011	2010

Net income	$44,009,000	$46,211,000	$61,805,000
Other comprehensive income (loss):
Impact to net income for cash flow hedges	11,959,000	(30,493,000)	(510,000)
Change in unrealized (loss) gain on cash flow hedges	(9,638,000)	5,180,000	23,175,000
Other comprehensive income (loss)	2,321,000	(25,313,000)	22,665,000
Comprehensive income	$46,330,000	$20,898,000	$84,470,000

The accompanying notes are an integral part of these financial statements.

PARKDALE AMERICA, LLC
(A Limited Liability Company)
Statements of Members’ Equity
Years Ended December 29, 2012, December 31, 2011, and January 1, 2011

	Accumulated Other Comprehensive Income	Members’ Equity	Total Members’ Equity

Balance at January 2, 2010	$369,000	$223,694,000	$224,063,000
Net income	-	61,805,000	61,805,000
Changes related to derivative instruments	22,665,000	-	22,665,000
Dividends paid	-	(12,313,000)	(12,313,000)
Balance at January 1, 2011	23,034,000	273,186,000	296,220,000
Net income	-	46,211,000	46,211,000
Changes related to derivative instruments	(25,313,000)	-	(25,313,000)
Dividends paid	-	(11,685,000)	(11,685,000)
Balance at December 31, 2011	(2,279,000)	307,712,000	305,433,000
Net income	-	44,009,000	44,009,000
Changes related to derivative instruments	2,321,000	-	2,321,000
Dividends paid	-	(51,887,000)	(51,887,000)
Balance at December 29, 2012	$42,000	$299,834,000	$299,876,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Statements of Cash Flows
Years Ended December 29, 2012, December 31, 2011, and January 1, 2011

	2012	2011	2010

Cash flows from operating activities
Net income	$44,009,000	$46,211,000	$61,805,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	30,671,000	34,926,000	25,213,000
Amortization of deferred financing costs	411,000	364,000	244,000
Loss (gain) on disposals of property, plant and equipment	(470,000)	90,000	(342,000)
Impairment of property, plant and equipment	-	726,000	461,000
Net change in derivative instruments	1,939,000	(21,358,000)	17,672,000
Dividends received from joint venture	400,000	-	750,000
Loss (earnings) from investment in joint venture	136,000	(335,000)	(542,000)
Changes in operating assets and liabilities
Trade accounts receivable, net	49,118,000	(30,450,000)	(41,521,000)
Other receivables	(1,622,000)	3,600,000	(1,732,000)
Due to/from affiliates, net	(1,193,000)	(922,000)	600,000
Inventories	33,221,000	(26,412,000)	(46,276,000)
Prepaid expenses and other assets	(63,000)	(18,000)	13,000
Other noncurrent assets	85,000	74,000	407,000
Trade accounts payable	(2,097,000)	(30,207,000)	41,308,000
Accrued expenses	835,000	2,975,000	642,000
Other non-current liabilities	138,000	29,000	202,000
Deferred revenue	2,830,000	(2,089,000)	(17,316,000)
Net cash provided by (used in) operating activities	158,348,000	(22,796,000)	41,588,000
Cash flows from investing activities
Purchases of property, plant and equipment	(9,285,000)	(16,733,000)	(64,019,000)
Proceeds from disposal of property, plant and equipment	872,000	51,000	1,314,000
Net cash used in investing activities	(8,413,000)	(16,682,000)	(62,705,000)
Cash flows from financing activities
Proceeds from revolving line of credit	-	55,000,000	45,000,000
Repayments on revolving line of credit	(100,000,000)	-	-
Payment of deferred financing costs	-	(880,000)	(95,000)
Dividends paid	(51,887,000)	(11,685,000)	(12,313,000)
Net cash provided by (used in) financing activities	(151,887,000)	42,435,000	32,592,000
Net (decrease) increase in cash and cash equivalents	(1,952,000)	2,957,000	11,475,000
Cash and cash equivalents
Beginning of year	32,323,000	29,366,000	17,891,000
End of year	$30,371,000	$32,323,000	$29,366,000
Supplemental disclosures of cash flow information
Cash paid during the year for interest	$1,218,000	$2,449,000	$237,414
Accrued purchases of property, plant and equipment	$84,000	$349,000	$-

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

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

On January 1, 2012, Mills contributed its interest in the Company to its newly formed parent company, Parkdale, Incorporated (“Parkdale Inc.”).

Operations
The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic.  As of December 29, 2012, the Company has 13 manufacturing facilities located primarily in the southeast region of the United States of America.

Fiscal Year
The Company’s fiscal year end is the Saturday nearest to December 31.  The Company’s fiscal years 2012, 2011, and 2010 ended on December 29, 2012, December 31, 2011, and January 1, 2011, respectively, and contained 52 weeks.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenues upon shipment of goods, when persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability is reasonably assured.  Revenue for product sales is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made.  Product sales are typically under the terms of free on board shipping point.  As such, title to the product passes when the product is delivered to the freight carrier.  Revenue is recorded net of estimated sales returns.  Accruals are made for sales returns based on the Company’s experience.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.  The Company maintains cash deposits with major banks that may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

Concentration of Credit Risk
Substantially all of the Company’s accounts receivable is due from companies in the textile and apparel markets located primarily throughout North and Central America.  The Company generally does not require collateral for its accounts receivable.  The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Allowances provided for doubtful accounts were $769,000 and $590,000 for the years ended December 29, 2012 and December 31, 2011, respectively.

Revenue for the significant customers of the Company for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively, is as follows: customer A 38%, 37%, and 39%; customer B 19%, 17%, and 15%; customer C 12%, 13% and 11%; customer D 8%, 7%, and 7%; and customer E 5%, 6%, and 8%.  Accounts receivable for significant customers of the Company for fiscal years ended December 29, 2012 and December 31, 2011, respectively, is as follows: customer A 35% and 37%; customer B 25% and 18%; customer C 4% and 3%; customer D 9% and 10%; and customer E 4% and 4%.

Fair Value Measurements
The Company follows the guidance in accordance with Accounting Standards Codification (“ASC”) 820 to account for fair value measurements.  The guidance emphasizes that fair value is a market based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

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

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

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

In fiscal years 2011 and 2010, the Company recorded impairment charges of approximately $726,000 and $461,000, respectively, related to closed facilities whose carrying value was greater than their estimated fair value.  In fiscal year 2012, no impairment charges were recorded.

Economic Assistance Program
During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton.  A cotton subsidy is paid to manufacturers for cotton consumed in domestic production.  The subsidy must be used within 18 months after the marketing year earned to purchase qualifying capital expenditures in the United States for production of goods from upland cotton.  The marketing year is from August 1 to July 31.  During the period beginning on August 1, 2008, and ending on July 31, 2012, the value of the assistance was four cents per pound of consumed cotton.  Effective August 1, 2012, the value of the assistance is three cents per pound of consumed cotton.

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired.  The Company recognized income of $14,716,000, $25,112,000, and $42,942,000 for the cotton consumption portion of the subsidy earned during the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively, which is included as a reduction to cost of goods sold in the accompanying statements of operations.  The Company records the portion of the cotton subsidy deemed to be associated with the qualifying capital expenditures as a reduction of the equipment cost.  The portion of the subsidy earned associated with the qualifying capital expenditures for 2012 and 2011 was $321,000 and $487,000, respectively.  This amount was capitalized and is amortized over the nine year useful life on a double declining methodology, consistent with the useful life of the assets acquired.

The Company had receivables totaling $2,506,000 and $1,371,000 related to the subsidy program as of December 29, 2012 and December 31, 2011, respectively, which is included as a component of other receivables on the accompanying balance sheets.  Deferred income is classified as a long-term liability, consistent with the terms of the government program and uncertainty around the timing of qualifying asset purchases.  As of December 29, 2012, the Company had $4,990,000 of deferred income related to this program.  There was no deferred income recorded at December 31, 2011.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

Shipping Costs
The costs to ship products to customers of approximately $15,397,000, $19,120,000, and $18,251,000 during the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively, are included as a component of cost of goods sold in the accompanying statements of operations.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements
Fair Value Measurements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting rules related to fair value measurements.  The new accounting rules clarify some existing concepts, eliminate wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, change some principles to achieve convergence between U.S. GAAP and IFRS.  The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.  The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The new accounting rules were effective for the Company during fiscal year 2012.  The adoption of the new accounting rules in the fiscal year 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Presentation of Comprehensive Income
In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity.  The adoption of the new accounting rules in fiscal year 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income.  The new accounting rules will be effective for the Company in fiscal year 2013.  The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

Disclosures About Offsetting Assets and Liabilities
In December 2011, the FASB issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments.  The new rules are effective for the Company in fiscal year 2013 with retrospective application required.  The Company does not expect the adoption of the new accounting rules to have a material effect on Company’s financial condition, results of operations or cash flows.

2.	Inventories

Inventories are stated at the lower of cost or market.  Cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories.  The Company performs periodic assessments to determine the existence of obsolete and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value.  Inventories as of December 29, 2012 and December 31, 2011, consist of the following:

	2012	2011

Cotton and synthetics	$61,137,000	$74,309,00
Yarn in process	6,446,000	10,116,000
Finished yarn	42,714,000	58,662,000
Supplies	992,000	1,034,000
	111,289,000	144,121,000
Less: Valuation allowance	(2,566,000)	(2,177,000)
	$108,723,000	$141,944,000

3.	Property, Plant and Equipment

A summary of property, plant, and equipment as of December 29, 2012 and December 31, 2011, is as follows:

	Useful
	Lives in
	Years	2012	2011

Land and land improvements	15	$9,643,000	$9,838,000
Buildings	15-39	81,435,000	85,231,000
Machinery and equipment	5-9	444,449,000	448,407,000
Office furniture and fixtures	3-7	14,877,000	14,149,000
		550,404,000	557,625,000
Less: Accumulated depreciation		(442,037,000)	(428,290,000)
Construction in progress		694,000	1,779,000
Property, plant and equipment, net		$109,061,000	$131,114,000

Depreciation expense for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, was $30,671,000, $34,926,000, and $25,213,000, respectively.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

4.	Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax reporting purposes.  As a result, the Company’s results of operations are included in the income tax returns of its individual members.  Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.

5.	Deferred Revenue

In connection with a 2009 business combination, the Company received equipment from Hanesbrands, Inc. in July and September 2010 having a fair value of $12,111,000.  This equipment was contributed to the Company by Hanesbrands, Inc. in connection with a vendor managed inventory program between the Company and Hanesbrands, Inc.  The Company recorded the equipment received at its fair value at the date acquired, and recorded deferred revenue which is being amortized over the life of the yarn supply agreement.  The remaining deferred revenue related to this agreement was $5,920,000 at December 29, 2012 and $8,009,000 at December 31, 2011.

6.	Deferred Financing Costs

The Company capitalized financing costs of approximately $880,000 in 2011 and $95,000 in 2010 relating to amendments to its revolving credit facility (see Note 7).  No costs were capitalized during 2012.  These costs are being amortized over the term of the debt agreement, which matures on July 31, 2014.  Amortization of these fees totaled $411,000, $364,000, and $244,000 for fiscal years 2012, 2011, and 2010, respectively, and are included as a component of interest expense in the accompanying statements of operations.

Estimated amortization expense for the next five years and thereafter as of December 29, 2012, is summarized as follows:

Fiscal Years
2013	$411,000
2014	192,000

7.	Long-Term Debt

The Company has a revolving credit facility with maximum borrowings of $200 million.  The outstanding balance is due in full on July 31, 2014.  The interest rate charged on outstanding borrowings is equal to the greater of (1) the sum of the prime rate plus an applicable percentage as defined in the agreement or (2) the sum of the London InterBank Offered Rate, plus an applicable percentage as defined in the agreement.  The agreement includes covenants that require the Company to limit capital expenditures, maintain a minimum fixed-charge coverage ratio, restrict its leverage ratio, and maintain a minimum tangible net worth.  The Company was in compliance with these covenants as of December 29, 2012.

The Company did not have any outstanding borrowings on the credit facility as of December 29, 2012.  Outstanding borrowings were $100,000,000 as of December 31, 2011.  The outstanding balance is collateralized by a portion of the Company’s assets.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

8.	Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet at fair value.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss and are recognized in earnings when the hedged item affects earnings.  Ineffective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in earnings as they occur.

The Company is subject to price risk related to anticipated fixed-price yarn sales.  In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company may enter into cotton futures to manage changes in raw materials prices in order to protect the gross margin of fixed-price yarn sales.  The changes related to these cotton futures are reflected as an operating activity in the accompanying statement of cash flows.  As of December 29, 2012 and December 31, 2011, the Company has recorded these instruments at their fair value of $2,445,000 and $2,063,000, respectively, in the accompanying balance sheets.

	Balance Sheet Location	Fair Value December 29, 2012	Fair Value December 31, 2011

Derivative assets, commodity contracts
Hedges	Derivative assets	$889,000	$1,047,000
Nonhedges	Derivative assets	3,953,000	5,699,000
Total derivative assets		4,842,000	6,746,000
Derivative liabilities, commodity contracts
Hedges	Derivative liabilities	(195,000)	(1,660,000)
Nonhedges	Derivative liabilities	(2,106,000)	(1,492,000)
Total derivative liability		(2,301,000)	(3,152,000)
(Due to) due from broker		(96,000)	(1,531,000)
Net derivative asset		$2,445,000	$2,063,000

The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  The total fair value of the derivative instruments is classified as a current asset and current liability as of December 29, 2012 and December 31, 2011.  The Company did not have any assets or liabilities classified as Level 2 or Level 3 at December 29, 2012 or December 31, 2011.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

As of December 29, 2012 and December 31, 2011, the Company had an unrealized gain (loss) on futures contracts designated as cash flow hedges of $42,000 and ($2,279,000), respectively, recorded in members’ equity.  Gains or losses from cash flow hedges are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to income on the statement of operations at that time.  The Company estimates that approximately $42,000 will be reclassified from members’ equity to income during the next fiscal year.

Cash Flow Hedging Derivatives	Amount of Gain (Loss) in Members’ Equity			Amount of Gain (Loss) in Statement of Operations Related to Derivative Instruments
	2012	2011		2012	2011	2010

Commodity contracts	$42,000	$(2,279,000)	Cost of goods sold	$10,464,000	$30,196,000	$(3,608,000)

The Company enters into forward contracts for certain cotton purchases, which qualify as derivative instruments.  However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption.  Therefore, the derivative accounting requirements are not applicable to these contracts.

The Company does not elect the “normal purchase or normal sales” exemption for cotton purchase agreements entered into directly with the grower, which qualify as derivatives for accounting purposes.  As a result, such contracts are recorded at fair value on the Company’s balance sheets and changes in fair value for these contracts are included in cost of goods sold in the accompanying statements of operations.  The Company uses futures contracts to economically hedge changes in fair value of the grower contracts.  As of December 29, 2012 and December 31, 2011, $3,897,000 and $7,371,000, respectively, of realized gains on these contracts is recorded as a reduction to inventory.

Collateral is settled daily on these contracts and is shown on the balance sheets as “Due to broker” and “Due from broker.”

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

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

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

Effective August 2, 2004, Burlington transferred its ownership in Summit Yarn to Cone Denim LLC (“Cone”).

Summarized financial information of Summit as of and for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011 are as follows:

	2012	2011	2010

Total assets	$21,980,000	$21,539,000	$21,588,000
Total liabilities	4,810,000	3,298,000	4,016,000
Equity	17,170,000	18,241,000	17,572,000
Total liabilities and equity	21,980,000	21,539,000	21,588,000
Revenue	62,457,000	88,138,000	60,136,000
Expenses	62,729,000	87,468,000	58,583,000
Net income (loss)	(272,000)	670,000	1,553,000

10.	Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees.  The Company’s contributions are based on a formula for matching employee contributions.  The Company incurred costs for this plan of $585,000, $621,000, and $659,000 during the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

11.	Related-Party Transactions

Cotton Purchases and Commitments
From time to time, the Company purchases and sells cotton to and from Mills.  During fiscal years 2012, 2011, and 2010, the Company sold cotton to Mills at cost, amounting to $4,037,000, $3,403,000, and $489,000, respectively.  The cost of cotton transferred between the Company and Mills is determined on a specific identification basis for each cotton bale sold or purchased.  During fiscal year 2012 and 2011, the Company purchased cotton from Mills at cost, amounting to $2,045,000 and $115,000, respectively.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

Shared Expenses Allocation
The Company and Mills share certain accounting and administrative expenses.  Mills and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales.  Amounts charged to the Company for these services were approximately $15,358,000, $15,552,000, and $20,947,000 for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Due to and from Affiliates
Due to and from affiliates as of December 29, 2012 and December 31, 2011, consists of the following:

	2012	2011

Due from U.S. Cotton LLC	$24,000	$38,000
Due from Summit Yarn LLC	45,000	29,000
Due from affiliates	$69,000	$67,000

Due to Mills	$(2,451,000)	$(3,896,000)
Due to Alliance Real Estate III	(2,000)	(2,000)
Due to Parkdale Mills de Honduras	(86,000)	(135,000)
Due to D'sky DSC S.R.L.	(189,000)	(11,000)
Due to Parkdale Mills de EI Salvador	(116,000)	(36,000)
Due to Parkale Incorporated	(34,000)	-
Due to U.S. Cotton LLC	(11,000)	-
Due to affiliates	$(2,889,000)	$(4,080,000)

Amounts due to and from affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, and the administrative expense allocation.

Fixed Asset Transfers and Sales
Periodically the Company and Mills transfer equipment to one another.  All transfers are made at net book value of the equipment.  During the fiscal years ended December 29, 2012 and December 31, 2011, no significant transfers were made between the companies.

Other
The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale, Inc.  Total sales amounted to $259,000, $200,000, and $428,000 for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Parkdale America, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 29, 2012, December 31, 2011, and January 1, 2011

12.	Commitments and Contingencies

Operating Leases
The Company has entered into operating leases for various vehicles and office equipment.  Future minimum lease payments during the remaining noncancelable lease terms as of December 29, 2012, are as follows:

Fiscal Years
2013	$160,000
Total minimum lease payments	$160,000

Rent expense for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, was $828,000, $1,471,000, and $1,327,000, respectively.

Purchase and Sales Commitments
At December 29, 2012 and December 31, 2011, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 378,119,000 pounds and 446,723,000 pounds of cotton to be used in the production process, respectively.  At December 29, 2012, December 31, 2011, and January 1, 2011, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers that are not expected to result in any loss to the Company.

Contingencies
The Company is involved in various legal actions and claims arising in the normal course of business.  Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

13.	Subsequent Events

The Company evaluated transactions occurring after December 29, 2012 in accordance with ASC Topic 855, Subsequent Events, through March 27, 2013, which is the date the financial statements were available for issuance.