Form 10-Q
period 2013-03-24
UNIFI INC
filed 2013-05-03
CIK 100726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2013

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer   [ ]       Accelerated filer   [X]       Non-accelerated filer  [ ]           Smaller Reporting Company   [ ]
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, as of April 29, 2013 was 19,555,643.

UNIFI, INC.
Form 10-Q for the Quarterly Period Ended March 24, 2013

Part I. Financial Information

Item 1.      Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(amounts in thousands, except share and per share amounts)

	March 24, 2013	June 24, 2012
ASSETS
Cash and cash equivalents	$15,901	$10,886
Receivables, net	97,219	99,236
Inventories	108,749	112,750
Income taxes receivable	1,152	596
Deferred income taxes	3,304	7,807
Other current assets	5,969	6,722
Total current assets	232,294	237,997

Property, plant and equipment, net	115,698	127,090
Deferred income taxes	1,527	1,290
Intangible assets, net	8,348	9,771
Investments in unconsolidated affiliates	92,971	95,763
Other non-current assets	10,444	10,322
Total assets	$461,282	$482,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$53,561	$48,541
Accrued expenses	11,966	14,402
Income taxes payable	866	1,332
Current portion of long-term debt	7,264	7,237
Total current liabilities	73,657	71,512
Long-term debt	91,104	114,315
Other long-term liabilities	5,156	4,832
Deferred income taxes	1,180	794
Total liabilities	171,097	191,453
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 19,541,755 and 20,090,094 shares outstanding)	1,954	2,009
Capital in excess of par value	35,077	34,723
Retained earnings	250,289	252,763
Accumulated other comprehensive income	1,408	28
Total Unifi, Inc. shareholders’ equity	288,728	289,523
Non-controlling interest	1,457	1,257
Total shareholders’ equity	290,185	290,780
Total liabilities and shareholders’ equity	$461,282	$482,233

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Net sales	$168,249	$179,037	$513,220	$517,160
Cost of sales	155,568	165,447	465,828	480,858
Gross profit	12,681	13,590	47,392	36,302
Selling, general and administrative expenses	11,262	11,148	33,941	32,505
Provision (benefit) for bad debts	74	(144)	257	418
Other operating expense, net	616	669	1,777	1,118
Operating income	729	1,917	11,417	2,261
Interest income	(240)	(571)	(508)	(1,713)
Interest expense	1,236	4,189	4,041	12,791
Loss on extinguishment of debt	746	—	1,102	462
Loss on previously held equity interest	—	—	—	3,656
Other non-operating expense (income)	96	(9)	96	(1,488)
Equity in earnings of unconsolidated affiliates	(4,783)	(9,863)	(6,712)	(14,166)
Income before income taxes	3,674	8,171	13,398	2,719
Provision for income taxes	2,510	861	7,959	2,940
Net income (loss) including non-controlling interest	1,164	7,310	5,439	(221)
Less: net (loss) attributable to non-controlling interest	(235)	(225)	(680)	(434)
Net income attributable to Unifi, Inc.	$1,399	$7,535	$6,119	$213

Net income attributable to Unifi, Inc. per common share:
Basic	$0.07	$0.38	$0.30	$0.01
Diluted	$0.07	$0.37	$0.30	$0.01

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Net income (loss) including non-controlling interest	$1,164	$7,310	$5,439	$(221)
Other comprehensive income (loss):
Foreign currency translation adjustments	891	2,793	227	(15,539)
(Loss) gain on cash flow hedges for an unconsolidated affiliate	(14)	724	1,214	655
Gain (loss) on cash flow hedges, net of reclassification adjustments	192	(11)	(101)	55
Other comprehensive income (loss) before income taxes	1,069	3,506	1,340	(14,829)
Income tax provision (benefit) on cash flow hedges	76	—	(40)	—
Other comprehensive income (loss), net of tax	993	3,506	1,380	(14,829)

Comprehensive income (loss) including non-controlling interest	2,157	10,816	6,819	(15,050)
Less: comprehensive (loss) attributable to non-controlling interest	(235)	(225)	(680)	(434)
Comprehensive income (loss) attributable to Unifi, Inc.	$2,392	$11,041	$7,499	$(14,616)

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended March 24, 2013
(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Unifi, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders’ Equity

Balance at June 24, 2012	20,090	$2,009	$34,723	$252,763	$28	$289,523	$1,257	$290,780
Options exercised	14	1	77	—	—	78	—	78
Stock based compensation	—	—	1,287	—	—	1,287	—	1,287
Conversion of restricted stock units	9	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(571)	(57)	(1,021)	(8,593)	—	(9,671)	—	(9,671)
Stock option tax benefit	—	—	12	—	—	12	—	12
Contributions from non-controlling interest	—	—	—	—	—	—	880	880
Other comprehensive income, net of tax	—	—	—	—	1,380	1,380	—	1,380
Net income (loss)	—	—	—	6,119	—	6,119	(680)	5,439
Balance at March 24, 2013	19,542	$1,954	$35,077	$250,289	$1,408	$288,728	$1,457	$290,185

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Cash and cash equivalents at beginning of year	$10,886	$27,490
Operating activities:
Net income (loss) including non-controlling interest	5,439	(221)
Adjustments to reconcile net income (loss) including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(6,712)	(14,166)
Dividends received from unconsolidated affiliates	10,531	4,150
Depreciation and amortization expense	19,263	20,384
Loss on extinguishment of debt	1,102	462
Loss on previously held equity interest	—	3,656
Non-cash compensation expense	1,896	2,070
Deferred income taxes	4,703	(505)
Other	300	239
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	2,094	(4,009)
Inventories	4,460	16,784
Other current assets and income taxes receivable	564	(859)
Accounts payable and accrued expenses	1,756	(1,574)
Income taxes payable	(470)	843
Net cash provided by operating activities	44,926	27,254
Investing activities:
Capital expenditures	(4,522)	(5,329)
Investments in unconsolidated affiliates	—	(360)
Other investments	(1,835)	—
Proceeds from other investments	592	—
Acquisition, net of cash acquired	—	(356)
Proceeds from sale of assets	56	224
Other	(272)	14
Net cash used in investing activities	(5,981)	(5,807)
Financing activities:
Payments of notes payable	—	(10,288)
Proceeds from revolving credit facilities	64,100	95,600
Payments on revolving credit facilities	(63,800)	(95,200)
Payments on term loans	(26,530)	—
Proceeds from related party term loan	1,250	—
Repurchase and retirement of common stock	(9,671)	—
Contributions from non-controlling interest	880	320
Other	(76)	(442)
Net cash used in financing activities	(33,847)	(10,010)

Effect of exchange rate changes on cash and cash equivalents	(83)	(3,107)
Net increase in cash and cash equivalents	5,015	8,330
Cash and cash equivalents at end of period	$15,901	$35,820

See accompanying notes to Condensed Consolidated Financial Statements.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share amounts)

1.  Background
Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company.  The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics.  The Company sells fibers made from polyester and nylon to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishing, automotive upholstery, industrial and other end-use markets.  The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each available in virgin or recycled varieties (made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles).  The Company’s nylon products include textured, solution dyed and covered spandex products.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  The Company’s principal markets are located in the U.S., Canada, Mexico, Central America and South America.  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China, as well as into the European market.

2.  Basis of Presentation
The Company’s current fiscal quarter ended on Sunday, March 24, 2013.  However, the Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal quarter ended on March 31, 2013.  No significant transactions or events outside the normal course of business occurred between the date of the Company’s financial statements and March 31, 2013.  The three months ended March 24, 2013 and the three months ended March 25, 2012 each consist of thirteen week periods.  The nine months ended March 24, 2013 and the nine months ended March 25, 2012 each consist of thirty-nine week periods.

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

4.  Acquisition of Controlling Interest in Repreve Renewables, LLC
In April 2010, the Company entered into an agreement with two other unaffiliated entities to form Repreve Renewables, LLC (“Renewables”) and received a 40% membership interest for its $4,000 contribution.  Renewables is a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass intended for use as a feedstock in the production of energy as well as to provide value-added processes for cultivating, harvesting or using biomass crops.  Renewables has the exclusive license to commercialize FREEDOM® Giant Miscanthus (“FGM”).  FGM is a miscanthus grass strain, which is a C4 plant that was developed by Mississippi State University to be a dedicated energy crop with high biomass yield from minimal input requirements.  Renewables’ success will depend on its ability to commercialize FGM, license individual growers of FGM and to sell feedstock to biomass conversion facilities.  The Company’s investment in Renewables is anticipated to provide a unique revenue stream and support its strategy to grow the REPREVE® brand and related sustainability initiatives.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

On October 6, 2011, the Company and one other existing Renewables member each acquired an additional 20% membership interest from the third Renewables member for $500.  The additional membership interest purchased by the Company was paid for with available cash.  Using the amounts paid per membership unit in the October 6, 2011 transaction as a basis (a Level 1 input), the Company determined that the acquisition date fair value of Renewables was $2,500.  This resulted in the Company’s previously held 40% equity interest being valued at $1,000.  As a result of remeasuring its existing 40% interest to this estimated fair value, the Company recorded a non-operating loss of $3,656 during the fiscal quarter ended December 25, 2011.

Fair value of consideration transferred	$500
Fair value of the previously held equity interest	1,000
1,500
Fair value of the non-controlling interest	1,000
Total fair value of Renewables	$2,500

Fair value of previously held equity interest	$1,000
Less: Investment in Renewables	(4,656)
Loss on previously held equity interest in Renewables	$(3,656)

The total fair value of Renewables at that time was allocated to the tangible assets, liabilities and intangible assets acquired as follows:

Cash	$144
Inventories	45
Other current assets	197
Biomass foundation and feedstock	1,611
Property, plant and equipment	114
Intangible assets	536
Total assets	2,647
Current liabilities	(147)
Total net assets acquired	$2,500

The intangible assets acquired and the estimated average remaining useful lives over which each asset will be amortized on a straight line basis are as follows:

	Amortization Period (years)	Estimated Value
Non-compete agreement	5	$243
License to grow FGM	8	261
Sub-licenses	4	32
Total		$536

The acquisition of the additional 20% membership interest has given the Company a 60% membership interest in Renewables. Prior to the acquisition, the Company’s share of Renewables’ losses were recorded as Equity in earnings of unconsolidated affiliates. Beginning with the second quarter of fiscal year 2012, the Company’s consolidated financial statements include the financial position and results of operations of Renewables. As Renewables is a development stage enterprise with limited operating activities, the results of Renewables’ operations since the acquisition are presented within Other operating expense, net.

Renewables’ operating expenses are funded through contributions from its members.  Since October 6, 2011, contributions from the non-controlling interest have totaled $1,800.

5.  Receivables, Net
Receivables, net consist of the following:

	March 24, 2013	June 24, 2012
Customer receivables	$98,645	$100,818
Allowance for uncollectible accounts	(1,333)	(1,118)
Reserves for yarn quality claims	(993)	(939)
Net customer receivables	96,319	98,761
Related party receivables	177	111
Other receivables	723	364
Total receivables, net	$97,219	$99,236

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Other receivables consist primarily of receivables for duty drawback, interest, insurance and property claims, value-added tax and refunds from vendors.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 24, 2012	$(1,118)	$(939)
Charged to costs and expenses	(257)	(1,059)
Charged to other accounts	(1)	(1)
Deductions	43	1,006
Balance at March 24, 2013	$(1,333)	$(993)

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

6.  Inventories
Inventories consist of the following:
	March 24, 2013	June 24, 2012
Raw materials	$38,319	$43,296
Supplies	5,127	5,169
Work in process	7,356	6,604
Finished goods	59,658	59,659
Gross inventories	110,460	114,728
Inventory reserves	(1,711)	(1,978)
Total inventories	$108,749	$112,750

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories of $31,537 and $35,145 as of March 24, 2013 and June 24, 2012, respectively, were valued under the average cost method.

7.  Other Current Assets
Other current assets consist of the following:

	March 24, 2013	June 24, 2012
Value added taxes receivable	$1,905	$2,495
Vendor deposits	1,854	2,076
Prepaid expenses	1,501	1,778
Other investments	353	—
Assets held for sale	341	341
Other	15	32
Total other current assets	$5,969	$6,722

Value added taxes receivable are recoverable taxes associated with the sales and purchase activities of the Company’s foreign operations. Vendor deposits primarily relate to down payments made towards the purchase of raw materials by the Company's U.S., Brazilian and Chinese operations from Asian vendors. Prepaid expenses consist of advance payments for insurance, professional fees, membership dues, subscriptions, non-income related tax payments and information technology services. Other investments relate to cash held by the Company’s Colombian subsidiary within an investment fund that is being liquidated. The Company was notified of this liquidation in December 2012 and the Company no longer has immediate access to these funds. The total of Company amounts held by the fund was $1,149 at March 24, 2013. Amounts expected to be received within the next twelve calendar months under a payment schedule agreed to by the fund’s investors have been recorded in Other current assets, with the remainder recorded in Other non-current assets. As of March 24, 2013, all amounts are considered collectible. Assets held for sale relate to certain nylon warehouse, land and other improvements located in Fort Payne, Alabama that are currently listed for sale. Other includes miscellaneous employee advances and unrealized foreign currency gains.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

8.  Property, Plant and Equipment, Net
Property, plant and equipment, net (“PP&E”) consists of the following:

	March 24, 2013	June 24, 2012
Land	$3,032	$3,095
Land improvements	11,676	11,426
Buildings and improvements	146,679	146,232
Assets under capital leases	1,234	9,520
Machinery and equipment	530,211	530,319
Computers, software and office equipment	16,733	16,350
Transportation equipment	4,823	4,722
Construction in progress	2,685	1,774
Gross property, plant and equipment	717,073	723,438
Less: accumulated depreciation	(601,347)	(587,146)
Less: accumulated amortization - capital leases	(28)	(9,202)
Total property, plant and equipment, net	$115,698	$127,090

Internal software development costs within PP&E consist of the following:

	March 24, 2013	June 24, 2012
Internal software development costs	$2,069	$2,014
Accumulated amortization	(1,902)	(1,804)
Net internal software development costs	$167	$210

Depreciation expense, internal software development costs amortization, repair and maintenance expenses and capitalized interest were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Depreciation expense	$5,540	$6,035	$17,063	$17,734
Internal software development costs amortization	30	59	98	193
Repair and maintenance expenses	4,478	3,958	13,143	11,947
Capitalized interest	—	—	—	—

Depreciation expense includes the amortization of assets under capital leases.

9.  Intangible Assets, Net
Intangible assets, net consist of the following:

	March 24, 2013	June 24, 2012
Customer list	$22,000	$22,000
Non-compete agreements	4,243	4,243
Licenses	293	293
Trademarks	193	—
Total intangible assets, gross	26,729	26,536

Accumulated amortization - customer list	(15,508)	(14,156)
Accumulated amortization - non-compete agreements	(2,816)	(2,581)
Accumulated amortization - licenses	(57)	(28)
Total accumulated amortization	(18,381)	(16,765)
Total intangible assets, net	$8,348	$9,771

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

During the three months ended March 24, 2013, as part of its efforts to market REPREVE® to consumers worldwide and to raise its visibility among brands, the Company capitalized $193 of expenses incurred to register certain trademarks in various countries.  The Company has determined that these trademarks have varying useful, definite lives of up to ten years.

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Customer list	$451	$505	$1,352	$1,517
Non-compete agreements	78	79	235	249
Licenses	10	10	29	19
Total amortization expense	$539	$594	$1,616	$1,785

10. Other Non-Current Assets
Other non-current assets consist of the following:

	March 24, 2013	June 24, 2012
Long-term deposits	$5,231	$5,151
Debt financing fees	2,066	2,870
Biomass foundation and feedstock	1,833	1,794
Other investments	796	—
Other	518	507
Total other non-current assets	$10,444	$10,322

Long-term deposits consist primarily of a deposit with a domestic utility company and value-added tax deposits. Biomass foundation and feedstock are currently being developed and propagated by Renewables for the bioenergy industry. See “Footnote 7. Other Current Assets” for further discussion of Other investments. Other consists primarily of premiums on a split dollar life insurance policy which represents the value of the Company’s right of return on premiums paid for a retiree owned insurance contract which matures in 2015.

11.  Accrued Expenses
Accrued expenses consist of the following:

	March 24, 2013	June 24, 2012
Payroll and fringe benefit costs	$7,606	$9,080
Utilities	2,162	2,540
Interest	205	398
Property taxes	331	842
Retiree medical liability	49	138
Asset retirement obligation	—	125
Other	1,613	1,279
Total accrued expenses	$11,966	$14,402

Other consists primarily of sales taxes, workers compensation and other employee related claims, marketing expenses, freight expenses, rent, customer deposits and other non-income related taxes.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

12.  Long-Term Debt
The following table presents a summary of the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of any interest rate swaps) as well as the applicable current portion of long-term debt:

		Weighted Average Interest Rate	Principal Amounts as of
	Scheduled Maturity Date	as of March 24, 2013	March 24, 2013	June 24, 2012
ABL Revolver	May 2017	3.4%	$51,300	$51,000
ABL Term Loan	May 2017	3.4%	44,600	50,000
Term B Loan	—	—	—	20,515
Related party term loan	August 2014	3.0%	1,250	—
Capital lease obligations	Various	Various	1,218	37
Total debt			98,368	121,552
Current portion of long-term debt			(7,264)	(7,237)
Total long-term debt			$91,104	$114,315

Debt Refinancing
On May 24, 2012, the Company entered into a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A. (“Bank of America”).  The ABL Facility consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”).  In addition, the Company entered into a $30,000 term loan (“Term B Loan”) with MacKay Shields LLC, a Delaware limited liability company, solely in its capacity as investment advisor or subadviser with investment authority for certain discretionary client accounts.  The purpose of entering into the ABL Facility and the Term B Loan was to, among other things, refinance the Company’s then existing indebtedness.  The ABL Facility has a maturity date of May 24, 2017.  The Term B Loan had a maturity date of May 24, 2017, but was prepaid in full on January 8, 2013.

ABL Facility
The ABL Facility is secured by a first-priority perfected security interest in substantially all owned or hereafter acquired property and assets, together with all proceeds and products thereof, of Unifi, Inc., Unifi Manufacturing, Inc. and its subsidiary guarantors (the “Loan Parties”).  It is also secured by a first-priority perfected security interest in all of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties; provided, that only 65% of the stock of (or other ownership interests in) first tier controlled foreign corporations are pledged, together with all proceeds and products thereof.  The ABL Facility is further secured by a first-priority lien on the Company’s limited liability company membership interest in Parkdale America, LLC (“PAL”).

The ABL Facility includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type.  Should excess availability under the ABL Revolver fall below the greater of $10,000 or 15% of maximum availability, an ABL Facility financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective.  In addition, the ABL Facility contains certain restricted payment and restricted investment provisions, including certain restrictions on the payment of dividends and share repurchases, unless excess availability is greater than $20,000 for the entire thirty day period prior to the making of such a distribution or excess availability is greater than $10,000 for the entire thirty day period prior to the making of such a distribution and the fixed charge coverage ratio for the most recent twelve month period (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period) is at least 1.0 to 1.0.  As of March 24, 2013, the Company was in compliance with all financial covenants, the excess availability under the ABL Revolver was $34,199 and the fixed charge coverage ratio was 1.32.

The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations.  ABL Revolver borrowings bear interest at the London Interbank Offer Rate (the “LIBOR Rate”) plus an applicable margin of 1.75% to 2.25% or the Base Rate plus an applicable margin of 0.75% to 1.25% with interest currently being paid on a monthly basis.  The applicable margin is based on the average quarterly excess availability under the ABL Revolver.  The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) the LIBOR rate plus 1.0%.  There is also an unused line fee under the ABL Revolver of 0.25% to 0.375% of the unused line amount which is paid monthly.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

The Company had $1,175 of standby letters of credit at March 24, 2013, none of which have been drawn upon.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.

The ABL Term Loan bears interest at LIBOR plus an applicable margin of 2.25% to 2.75% or the Base Rate plus an applicable margin of 1.25% to 1.75% depending upon the Company’s level of excess borrowing availability with interest currently being paid on a monthly basis.  The ABL Term Loan is scheduled to be repaid in quarterly principal installments of $1,800 and a balloon payment of $15,800 in May 2017.  Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

First Amendment
On December 27, 2012, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) to the ABL Facility with its lenders in connection with the Company’s then anticipated January 8, 2013 repayment of all amounts outstanding under the Term B Loan.  The First Amendment modified the definition of fixed charges within the Credit Agreement for the ABL Facility and within the Company’s fixed charge coverage ratio calculation to exclude any mandatory or optional prepayments of the Term B Loan made after December 25, 2012 and prior to February 4, 2013, in an amount not to exceed $13,800, subject to the satisfaction of certain specified conditions (which were met by the Company).  An amendment fee of $50 was paid to the participating lenders during the quarter ended March 24, 2013.

Term B Loan
On December 26, 2012, the Company received a $7,807 cash distribution from PAL, $2,707 of which was deemed to be a tax distribution and $5,100 of which was a special dividend.  Under the terms of the Term B Loan, the Company was required to make a $2,550 mandatory prepayment of the Term B Loan on December 27, 2012 and recorded a $127 charge for the early extinguishment of debt related to the 3% call premium and the associated write-off of debt financing fees.  On January 8, 2013, the Company made an $11,250 optional prepayment of the Term B Loan, repaying in full the remaining amount outstanding.  The Company recorded a $619 charge for the early extinguishment of debt related to the 3% call premium, professional and bank fees, and the associated write off of debt financing fees.

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

The components of Loss on extinguishment of debt consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Prepayment call premium for 11.5% Senior Secured Notes due May 2014	$—	$—	$—	$288
Prepayment call premium and other costs for Term B Loan	470	—	671	—
Non-cash charges due to write-off of debt financing fees	276	—	431	174
Loss on extinguishment of debt	$746	$—	$1,102	$462

Debt Financing Fees
Debt financing fees are classified within Other non-current assets and consist of the following:

March 24, 2013
Balance at June 24, 2012	$2,870
Amounts paid related to debt refinancing	113
Amortization charged to interest expense	(486)
Amounts charged to extinguishment of debt due to prepayments	(431)
Balance at March 24, 2013	$2,066

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Amortization of debt financing fees is classified within Interest expense and consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Amortization of debt financing fees	$157	$227	$486	$672

Related Party Term Loan
On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement with its unconsolidated affiliate U.N.F. Industries Ltd. (“UNF”) and borrowed $1,250.  The loan bears interest at 3% with interest payable semi-annually.  The loan does not amortize and has a maturity date of August 30, 2014 at which time the entire principal balance is due.

Capital Lease Obligation
On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment.  The original amount due under the fifteen year term of the lease is $1,234 and payments are made monthly.  The implicit annual interest rate under the lease is approximately 4.6%.

13.  Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	March 24, 2013	June 24, 2012
Supplemental post-employment plan	$2,804	$2,195
Derivative instruments	1,136	1,015
Other	1,216	1,622
Total other long-term liabilities	$5,156	$4,832

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

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Supplemental post-employment plan expenses	$303	$280	$609	$411

14. Income Taxes
The effective income tax rates for the three month and nine month periods ended March 24, 2013 and March 25, 2012 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items specifically related to interim periods.  The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the Company’s U.S. operations, unconsolidated affiliates and foreign sources versus annual projections and by changes in foreign currency exchange rates in relation to the U.S. dollar.  As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the three months ended March 24, 2013 resulted in tax expense of $2,510 with an effective tax rate of 68.3%.  The Company’s income tax provision for the nine months ended March 24, 2013 resulted in tax expense of $7,959 with an effective tax rate of 59.4%.  The effective income tax rates for these periods are different than the U.S. statutory rate due to foreign dividends taxed in the U.S., the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

The Company’s income tax provision for the three months ended March 25, 2012 resulted in tax expense of $861 with an effective tax rate of 10.5%.  The Company’s income tax provision for the nine months ended March 25, 2012 resulted in tax expense of $2,940, with an effective rate of 108.1%.  The income tax rates for these periods are different from the U.S. statutory rate due to foreign dividends taxed in the U.S., losses in tax jurisdictions for which no tax benefit could be recognized, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rates.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

As of March 24, 2013, the Company’s valuation allowance includes $13,768 for reserves against certain deferred tax assets primarily related to equity investments and foreign tax credit carryforwards, as well as $2,792 for reserves against certain deferred tax assets of the Company’s foreign subsidiaries that are primarily related to net operating loss carryforwards.  As of June 24, 2012, the Company’s valuation allowance totaled $13,911.

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

The Company and its domestic subsidiaries file a consolidated federal income tax return, as well as income tax returns in numerous state and foreign jurisdictions.  The tax years subject to examination vary by jurisdiction.  The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient.  During the third quarter of fiscal year 2013, the Internal Revenue Service completed an audit of the Company’s 2010 tax year, with no changes being made to the tax return reported.  The Company remains subject to income tax examinations for U.S. federal income taxes for tax years 2010 through 2012, for foreign income taxes for tax years 2007 through 2012, and for state and local income taxes for tax years 2008 through 2012.  The U.S. federal returns and certain state tax returns filed for the 2010 through 2012 tax years have utilized carryforward tax attributes generated in prior tax years, including net operating losses that could potentially be revised upon examination.

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

On January 22, 2013, the Company’s Board terminated the previous stock repurchase program and approved a new stock repurchase program to acquire up to $50,000 worth of the Company’s common stock.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and requirements as set forth in the ABL Facility.  The repurchase program has no stated expiration or termination date.  The Company may discontinue repurchases at any time that management determines additional purchases are not warranted.  Under the repurchase program, there is no time limit for repurchases, nor are there a minimum number of shares intended to be repurchased or specific time frame in which the Company intends to repurchase.

The following table summarizes the Company’s repurchases and retirements of its common stock during the three months ended March 24, 2013.

Total Number of Shares Repurchased and Retired	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the Plans or Programs

571	$16.93	571	$40,330

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

All repurchased shares have been retired and have the status of authorized and unissued shares.  The cost of the repurchased shares above par value has been allocated between Capital in excess of par value and Retained earnings.

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

Stock options subject to service conditions
During the first quarter of fiscal year 2013, the Company granted 138 stock options under the 2008 LTIP to certain key employees.  The stock options vest ratably over the required three year service period and have ten year contractual terms.  The weighted average exercise price of the options was $11.15 per share.  The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $7.28 per share.

For the options granted, the valuation models used the following weighted average assumptions:
Expected term (years)	7.5
Interest rate	1.0%
Volatility	66.9%
Dividend yield	—

The Company uses historical data to estimate the expected life, volatility and estimated forfeitures. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

A summary of the Company’s non-vested shares related to options subject to service conditions as of March 24, 2013, and changes during the nine months ended March 24, 2013 is as follows:

	Under the 2008 LTIP	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	312	$5.19
Granted	138	$7.28
Vested	(227)	$4.19
Forfeited	—	$—
Non-vested at March 24, 2013	223	$7.50

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to service conditions for selected price ranges as of March 24, 2013:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$5.73	-	$10.00	819	$6.74	5.0	819	$6.74
$10.01	-	$15.00	315	$11.53	8.0	92	$11.24
$15.01	-	$21.72	6	$20.55	0.8	6	$20.55
Totals			1,140	$8.15	5.8	917	$7.29

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

At March 24, 2013, the remaining unrecognized compensation cost related to the unvested stock options subject to service conditions was $776 which is expected to be recognized over a weighted average period of 2.1 years.

Stock options subject to market conditions
There were no options granted during the nine month period ended March 24, 2013 that contained market condition vesting provisions. A summary of the Company’s non-vested shares related to options subject to market conditions as of March 24, 2013 and changes during the nine months ended March 24, 2013 is as follows:

	Under the 1999 LTIP	Under the 2008 LTIP	Total Shares	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	494	73	567	$5.63
Granted	—	—	—	$—
Vested	—	—	—	$—
Forfeited	(7)	—	(7)	$5.21
Non-vested at March 24, 2013	487	73	560	$5.64

The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock on the New York Stock Exchange has been at least $18, $24 or $30 per share (depending on the terms of the specific award) for thirty consecutive trading days.

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to market conditions, for selected price ranges as of March 24, 2013:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$8.00	-	$10.00	487	$8.15	4.6	—	$—
$10.01	-	$12.48	73	$12.48	5.7	—	$—
Totals			560	$8.72	4.7	—	$—

The remaining unrecognized compensation cost related to the stock options subject to market conditions at March 24, 2013 was nil.

The stock option activity for the nine month period ended March 24, 2013 for all plans and all vesting conditions is as follows:

	Options Outstanding	Weighted Average Exercise Price
Shares under option at June 24, 2012	1,583	$8.06
Granted	138	$11.15
Exercised	(14)	$5.73
Expired	—	$—
Forfeited	(7)	$8.16
Shares under option at March 24, 2013	1,700	$8.33

For the nine month periods ended March 24, 2013 and March 25, 2012, the total intrinsic value of options exercised was $123 and $40, respectively and the amount of cash received from the exercise of options was $78 and $71, respectively. The tax benefit realized from stock options exercised was not material for all periods presented.

Restricted stock units – non-employee directors
During the second quarter of fiscal year 2013, the Board authorized, and the Company granted, 30 restricted stock units (“RSUs”) under the 2008 LTIP to the Company’s non-employee directors.  The RSUs became fully vested on the grant date.  The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock.  The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan.  The Company estimated the fair value of the award to be $13.57 per RSU based on the fair value of the Company’s common stock at the award grant date.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

A summary of the Company’s RSUs issued to non-employee directors and changes during the nine month period ended March 24, 2013 consist of the following:

	Units	Weighted Average Grant Date Fair Value
Vested at June 24, 2012	70	$10.56
Granted (vested on grant date)	30	$13.57
Converted	(9)	$11.00
Vested at March 24, 2013	91	$11.48

For the RSUs issued to non-employee directors, there were no unvested RSUs and no unrecognized compensation cost at March 24, 2013.

Restricted stock units – key employees
During the first quarter of fiscal year 2013, the Company granted 32 RSUs from the 2008 LTIP to certain key employees.  The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock.  The RSUs vest ratably over a three year period with one third of the RSUs vesting on each of the following dates: August 25, 2013, July 25, 2014 and July 25, 2015.  The RSUs will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service.  If after July 25, 2013 and prior to the final vesting date the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee.  The Company estimated the grant date fair value of the award to be $11.23 per RSU based on the fair value of the Company’s stock at the award grant date.

A summary of the Company’s RSUs issued to key employees and changes during the nine month period ended March 24, 2013 consist of the following:

	Units	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	64	$12.47
Granted	32	$11.23
Vested	(21)	$12.47
Forfeited	—	$—
Non-vested at March 24, 2013	75	$11.94

The remaining unrecognized compensation cost related to the unvested RSUs at March 24, 2013 is $223, which is expected to be recognized over a weighted average period of 2.4 years.

The activity for the nine month period ended March 24, 2013 for all RSUs, for all grantees, was as follows:

RSUs Outstanding
RSUs outstanding at June 24, 2012	134
Granted	62
Converted	(9)
Forfeited	—
RSUs outstanding at March 24, 2013	187

Summary
The total cost charged against income related to all stock based compensation arrangements was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Stock options subject to service conditions	$217	$200	$676	$592
Stock options subject to market conditions	—	—	—	(18)
RSUs issued to non-employee directors	—	—	400	566
RSUs issued to key employees	50	196	211	519
Total stock based compensation cost	$267	$396	$1,287	$1,659

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

The total income tax benefit recognized for stock based compensation was not material for all periods presented.

As of March 24, 2013, total unrecognized compensation costs related to all unvested stock based compensation arrangements was $999.  The weighted average period over which these costs are expected to be recognized is 2.1 years.

As of March 24, 2013, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2008 LTIP	2,000
Less: Market condition options granted	(93)
Less: Service condition options granted	(832)
Less: RSUs granted to non-employee directors	(105)
Less: RSUs granted to key employees	(96)
Plus: Options forfeited	27
Plus: RSUs forfeited	—
Available for issuance under the 2008 LTIP	901

17. Defined Contribution Plan
The Company matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “DC Plan”), a 401(k) defined contribution plan, which covers eligible domestic salary and hourly employees. Under the terms of the DC Plan, the Company matches 100% of the first three percent of eligible employee contributions and 50% of the next two percent of eligible contributions.

The following table presents the employer contribution expense related to the DC Plan incurred each year:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Matching contribution expense	$477	$427	$1,466	$1,519

18.  Derivative Financial Instruments
The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  The Company does not enter into derivative contracts for speculative purposes.

Foreign currency forward contracts
The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency.  As of March 24, 2013, the latest maturity date for all outstanding foreign currency forward contracts is during June 2013.  These items are not designated as hedges by the Company and are marked-to-market each period and offset by the foreign exchange (gains) losses resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

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

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

The Company has designated the Bank of America swaps as cash flow hedges and determined that they are highly effective.  At March 24, 2013, the amount of pre-tax loss recognized in Accumulated other comprehensive income for these cash flow hedge derivative instruments was $58.  For the nine months ended March 24, 2013, the Company did not reclassify any gains (losses) related to these swaps from Accumulated other comprehensive income to Interest expense.

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

On November 26, 2012, the Company de-designated its Wells Fargo interest rate swap as a cash flow hedge.  During the three months ended March 24, 2013, the Company reclassified a pre-tax unrealized loss of $106 from Accumulated other comprehensive income to Interest expense.  For the nine months ended March 24, 2013, the Company reclassified pre-tax unrealized losses of $198 from Accumulated other comprehensive income to Interest expense and the Company expects to reclassify additional losses of $578 during the next twelve months. Since the de-designation of this interest rate swap, the Company has recognized pre-tax unrealized gains within Interest expense of $103 and $177 for the three month and nine month periods ended March 24, 2013, respectively.

The fair values of derivative financial instruments were as follows:

As of March 24, 2013:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair Value
Foreign currency contracts	MXN	4,000	$313	Accrued expenses	$(9)
Interest rate swaps	USD	$85,000	$85,000	Other long-term liabilities	$(1,136)

As of June 24, 2012:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair Value
Foreign currency contracts	MXN	6,500	$497	Other current assets	$28
Interest rate swaps	USD	$85,000	$85,000	Other long-term liabilities	$(1,015)

(MXN represents the Mexican Peso)

Estimates for the fair value of the Company’s foreign currency forward contracts and interest rate swaps are obtained from month-end market quotes for contracts with similar terms.

The effect of marked-to-market hedging derivative instruments was as follows:

		For the Three Months Ended
		March 24, 2013	March 25, 2012
Derivatives not designated as hedges:	Classification
Foreign currency contracts – MXN/USD	Other operating expense, net	$15	$32
Foreign currency contracts – USD/$R	Other operating expense, net	—	—
Interest rate swaps	Interest expense	(103)	—
Total (gain) loss recognized		$(88)	$32

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

		For the Nine Months Ended
		March 24, 2013	March 25, 2012
Derivatives not designated as hedges:	Classification
Foreign currency contracts – MXN/USD	Other operating expense, net	$53	$(9)
Foreign currency contracts – USD/$R	Other operating expense, net	—	(2)
Interest rate swaps	Interest expense	(177)	—
Total (gain) loss recognized		$(124)	$(11)

($R represents the Brazilian Real)

By entering into contracts for derivative financial instrument contracts, the Company exposes itself to counterparty credit risk.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting the amount of exposure to any single counterparty and regularly monitoring its market position with each counterparty.  The Company’s derivative financial instruments do not contain any credit risk related contingent features.

19.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities
The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

	Assets (Liabilities) at Fair Value as of March 24, 2013
	Level 1	Level 2	Level 3
Foreign currency contracts	$—	$(9)	$—
Interest rate swaps	—	(1,136)	—
Total liabilities	$—	$(1,145)	$—

	Assets (Liabilities) at Fair Value as of June 24, 2012
	Level 1	Level 2	Level 3
Foreign currency contracts	$—	$28	$—
Total assets	$—	$28	$—

Interest rate swaps	$—	$(1,015)	$—
Total liabilities	$—	$(1,015)	$—

There were no financial instruments measured at fair value that were in an asset position at March 24, 2013. The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

20. Accumulated Other Comprehensive Income
The components and the changes in Accumulated other comprehensive income, net of tax as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance at June 24, 2012	$2,017	$(1,989)	$28
Other comprehensive income (loss) activity, net of tax:
Foreign currency translation adjustments	227	—	227
Unrealized loss on interest rate swaps	—	(180)	(180)
Reclassification adjustments included in net income for losses on interest rate swaps	—	119	119
Change in cash flow hedges for an unconsolidated affiliate	—	1,214	1,214
Other comprehensive income, net of tax	227	1,153	1,380
Balance at March 24, 2013	$2,244	$(836)	$1,408

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

The components of Accumulated other comprehensive income include amounts for foreign currency translation adjustments and derivative financial instruments related to the Company’s interest rate swaps and cotton futures for the Company’s unconsolidated affiliate, Parkdale America, LLC (“PAL”). The balance of Accumulated other comprehensive income at June 24, 2012 included income tax benefits totaling $239 related to the unrealized losses on the Company’s interest rate swaps that were designated for hedge accounting. No taxes have been provided on the amounts included in Accumulated other comprehensive income related to foreign currency translation adjustments or PAL’s cotton futures. The balance of Accumulated other comprehensive income at March 24, 2013 includes income tax benefits totaling $279 related to the Company’s interest rate swaps. Derivative financial instruments include $0 and $1,214 as of March 24, 2013 and June 24, 2012, respectively, for losses on cash flow hedges related to PAL’s cotton futures. During the second quarter of fiscal year 2013, the Company de-designated one of its interest rate swaps as a cash flow hedge. For the three months ended March 24, 2013, the Company reclassified unrealized losses of $106 related its de-designated interest rate swap from Accumulated other comprehensive income to Interest expense with an associated tax benefit of $42. For the nine months ended March 24, 2013, the Company reclassified unrealized losses of $198 related to its de-designated interest rate swap from Accumulated other comprehensive income to Interest expense with an associated tax benefit of $79. As of March 24, 2013, the net amount included in Accumulated other comprehensive income related to the Company’s de-designated interest rate swap was $640, including tax benefits totaling $417.

21.  Computation of Earnings Per Share
The computation of basic and diluted earnings per common share (“EPS”) was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Basic EPS
Net income attributable to Unifi, Inc.	$1,399	$7,535	$6,119	$213

Weighted average common shares outstanding	20,082	20,089	20,091	20,088
Basic EPS	$0.07	$0.38	$0.30	$0.01

Diluted EPS
Net income attributable to Unifi, Inc.	$1,399	$7,535	$6,119	$213

Weighted average common shares outstanding	20,082	20,089	20,091	20,088
Net potential common share equivalents – stock options and RSUs	598	272	540	269
Adjusted weighted average common shares outstanding	20,680	20,361	20,631	20,357
Diluted EPS	$0.07	$0.37	$0.30	$0.01

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	272	213	272	199

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	560	567	560	567

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

22.  Other Operating Expense, Net
The components of Other operating expense, net consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Operating expenses for Repreve Renewables	$582	$555	$1,686	$1,067
Net loss on sale or disposal of assets	105	149	184	212
Foreign currency transaction (gains) losses	(20)	37	37	94
Other, net	(51)	(72)	(130)	(255)
Total other operating expense, net	$616	$669	$1,777	$1,118

Operating expenses for Repreve Renewables includes $55 and $27 of depreciation and amortization expenses for the three months ended March 24, 2013 and March 25, 2012, respectively, and $146 and $52 for the nine months ended March 24, 2013 and March 25, 2012, respectively. Other, net consists primarily of rental income.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

23. Other Non-Operating Expense (Income)
The components of other non-operating expense (income) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Refund of Brazilian non-income related tax	$—	$(9)	$—	$(1,488)
Other	96	—	96	—
Total other non-operating expense (income)	$96	$(9)	$96	$(1,488)

During the nine month period ended March 25, 2012, the Company’s Brazilian operation, Unifi do Brasil (“UDB”), recorded a gain of $1,488 from a refund of non-income related taxes plus interest. During the 2000-2004 tax years UDB paid a tax based on gross revenue to the Brazilian federal government, which included a tax on interest income. The interest income portion of the tax was successfully challenged in the Brazilian courts. The taxes paid plus accrued interest were refunded to UDB during the December 2011 and March 2012 quarters.

24.  Investments in Unconsolidated Affiliates and Variable Interest Entities
Parkdale America, LLC
In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”).  In exchange for its contribution, the Company received a 34% ownership interest in PAL which is accounted for using the equity method of accounting.  Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated.  PAL’s fiscal year end is the Saturday nearest to December 31 and PAL is a limited liability company treated as a partnership for income tax reporting purposes.  PAL is a producer of cotton and synthetic yarns for sale to the textile and apparel markets, both foreign and domestic.  PAL has 13 manufacturing facilities located primarily in the southeast region of the U.S.  According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 82% of total revenues and 77% of total gross accounts receivable outstanding, with the largest customer accounting for approximately 38% of revenues and 35% of accounts receivable.

During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton (the “EAP program”).  The program offers a subsidy for cotton consumed in domestic production and the subsidy is paid the month after the eligible cotton is consumed.  The subsidy must be used within eighteen months after the marketing year earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton.  The marketing year is from August 1 to July 31.  The program provided a subsidy of four cents per pound through July 31, 2012 and provides a subsidy of three cents per pound for six years thereafter.  The Company recognizes its share of PAL’s income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired with an appropriate allocation methodology considering the dual criteria of the subsidy.

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

On March 30, 2011, PAL amended its revolving credit facility to increase the maximum borrowing capacity from $100,000 to $200,000 and extend the maturity date from October 28, 2012 to July 31, 2014.  PAL’s revolving credit facility charges a variable interest rate equal to the greater of (1) the sum of the prime rate plus an applicable percentage or (2) the sum of LIBOR plus an applicable percentage.  PAL’s revolving credit facility includes covenants that require PAL to limit capital expenditures, maintain a minimum fixed-charge coverage ratio, restrict its leverage ratio and maintain a minimum tangible net worth. PAL informed the Company that as of March 2013, PAL’s cash on-hand was $24,554, PAL had $5,000 of outstanding borrowings on its revolving credit facility and PAL was in compliance with all debt covenants.

PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of March 2013, PAL had no futures contracts designated as cash flow hedges.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

As of March 24, 2013, the Company’s investment in PAL was $88,304 and is shown within Investments in unconsolidated affiliates.  The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of March 2013	$106,803
Initial excess capital contributions	53,363
Impairment charge recorded in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(408)
Investment as of March 2013	$88,304

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

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of March 24, 2013, the Company’s open purchase orders related to this agreement were $6,711.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
UNF	$8,792	$10,294
UNF America	16,936	12,446
Total	$25,728	$22,740

As of March 24, 2013 and June 24, 2012, the Company had combined accounts payable due to UNF and UNF America of $3,744 and $4,184, respectively.

The Company is the primary beneficiary of these entities based on the terms of the supply agreements discussed above.  As a result, the Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and, in accordance with U.S. GAAP, should be consolidated in the Company’s financial results.  As the Company purchases substantially all of the output from the two entities, and, as the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements.  As of March 24, 2013, the Company’s combined investments in UNF and UNF America were $4,667 and are shown within Investments in unconsolidated affiliates.  The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy.  Other than the supply agreements discussed above, the Company does not provide any other operating commitments or guarantees related to either UNF or UNF America.

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
	As of March 24, 2013 (Unaudited)
	PAL	Other	Total
Current assets	$256,820	$10,643	$267,463
Noncurrent assets	114,125	3,188	117,313
Current liabilities	37,530	4,629	42,159
Noncurrent liabilities	19,288	—	19,288
Shareholders’ equity and capital accounts	314,127	9,202	323,329

The Company’s portion of undistributed earnings	17,750	1,542	19,292

	As of June 24, 2012 (Unaudited)
	PAL	Other	Total
Current assets	$259,558	$12,018	$271,576
Noncurrent assets	130,677	759	131,436
Current liabilities	56,899	4,512	61,411
Noncurrent liabilities	7,717	—	7,717
Shareholders’ equity and capital accounts	325,619	8,265	333,884

	For the Three Months Ended March 24, 2013 (Unaudited)
	PAL	Other	Total
Net sales	$197,242	$8,188	$205,430
Gross profit	20,956	944	21,900
Income from operations	12,053	549	12,602
Net income	12,553	573	13,126
Depreciation and amortization	6,577	25	6,602

Cash received by PAL under EAP program	4,439	—	4,439
Earnings recognized by PAL for EAP program	2,576	—	2,576

Dividends and cash distributions received	7,807	—	7,807

As of the end of PAL’s fiscal March 2013 and fiscal December 2012 periods, PAL’s amounts of deferred revenues related to the EAP program were $6,930 and $4,990, respectively.
	For the Three Months Ended March 25, 2012 (Unaudited)
	PAL	Other	Total
Net sales	$239,370	$6,266	$245,636
Gross profit	37,466	1,096	38,562
Income from operations	28,481	644	29,125
Net income	27,721	650	28,371
Depreciation and amortization	7,568	25	7,593

Cash received by PAL under EAP program	5,751	—	5,751
Earnings recognized by PAL for EAP program	5,718	—	5,718

Dividends and cash distributions received	1,645	500	2,145

As of the end of PAL’s fiscal March 2012 and fiscal December 2011 periods, PAL’s amounts of deferred revenues related to the EAP program were $0 and $0, respectively.

	For the Nine Months Ended March 24, 2013 (Unaudited)
	PAL	Other	Total
Net sales	$567,854	$26,423	$594,277
Gross profit	30,445	4,322	34,767
Income from operations	12,823	3,053	15,876
Net income	14,439	3,068	17,507
Depreciation and amortization	22,577	75	22,652

Cash received by PAL under EAP program	13,208	—	13,208
Earnings recognized by PAL for EAP program	6,444	—	6,444

Dividends and cash distributions received	10,031	500	10,531

As of the end of PAL’s fiscal March 2013 and fiscal June 2012 periods, PAL’s amounts of deferred revenues related to the EAP program were $6,930 and $166, respectively.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

	For the Nine Months Ended March 25, 2012 (Unaudited)
	PAL	Other	Total
Net sales	$856,255	$23,123	$879,378
Gross profit	61,092	2,099	63,191
Income from operations	42,689	357	43,046
Net income	41,026	331	41,357
Depreciation and amortization	25,892	106	25,998

Cash received by PAL under EAP program	17,067	—	17,067
Earnings recognized by PAL for EAP program	16,961	—	16,961

Dividends and cash distributions received	3,650	500	4,150

As of the end of PAL’s fiscal March 2012 and fiscal June 2011 periods, PAL’s amounts of deferred revenues related to the EAP program were $0 and $0, respectively.

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

26. Related Party Transactions
On March 22, 2013, the Company entered into a Stock Purchase Agreement with Dillon. Pursuant to the Stock Purchase Agreement, the Company repurchased 500 shares of the Company’s common stock from Dillon for an aggregate amount of $8,500.  The Company and Dillon negotiated the $17.00 per share price based on approximately a 10% discount to the closing price of the stock on March 20, 2013.  Mr. Mitchel Weinberger, a member of the Company’s Board, is Dillon’s president and chief operating officer. The Company’s Board approved this transaction in accordance with its related person transactions approval policy. Mr. Weinberger was not involved in any decisions by the Company’s Board, or any committee thereof, with respect to this stock repurchase transaction.

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

During the third quarter of fiscal year 2013, the Company repurchased 71 shares of its common stock through open market transactions.  Invemed Associates LLC provided brokerage services to the Company for the repurchase of these shares.  The Company paid a commission of $.02 per share to Invemed Associates LLC. Mr. Kenneth Langone, a member of the Company’s Board, is the founder and chairman of Invemed Associates LLC.

On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment.  The amount due under the fifteen year term of the lease is $1,234 and payments are made monthly.  The implicit annual interest rate under the lease is approximately 4.6%.  Mr. Langone is a director, stockholder and Chairman of the Board of Salem Leasing Corporation.

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

Related party receivables and payables consist of the following:

	March 24, 2013	June 24, 2012
Dillon Yarn Corporation	$2	$7
Cupron, Inc.	8	—
American Drawtech Company, Inc.	167	104
Total related party receivables (included within receivables, net)	$177	$111

Dillon Yarn Corporation	$163	$206
American Drawtech Company, Inc.	—	20
Cupron, Inc.	255	—
Salem Leasing Corporation	260	270
Total related party payables (included within accounts payable)	$678	$496

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	March 24, 2013	March 25, 2012
Dillon Yarn Corporation	Sales and Service Agreement	$79	$131
Dillon Yarn Corporation	Sales	1	15
Dillon Yarn Corporation	Yarn Purchases	694	462
American Drawtech Company, Inc.	Sales	449	391
American Drawtech Company, Inc.	Yarn Purchases	19	63
Salem Leasing Corporation	Transportation Equipment Costs	765	756
Cupron, Inc.	Sales	91	6

		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 24, 2013	March 25, 2012
Dillon Yarn Corporation	Sales and Service Agreement	$346	$700
Dillon Yarn Corporation	Sales	7	118
Dillon Yarn Corporation	Yarn Purchases	1,963	1,711
American Drawtech Company, Inc.	Sales	683	2,436
American Drawtech Company, Inc.	Yarn Purchases	56	105
Salem Leasing Corporation	Transportation Equipment Costs	2,295	2,287
Cupron, Inc.	Sales	106	102

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

The Company evaluates the operating performance of its segments based upon Segment Adjusted Profit which is defined as segment gross profit plus segment depreciation and amortization less segment SG&A and segment other adjustments.  Segment operating (loss) profit represents segment net sales less cost of sales, restructuring and other charges and SG&A expenses.  The accounting policies for the segments are consistent with the Company’s accounting policies.  Intersegment sales are accounted for at current market prices.

Selected financial information for the Polyester, Nylon and International segments is presented below:

	For the Three Months Ended March 24, 2013
	Polyester	Nylon	International	Total
Net sales	$96,389	$38,007	$33,853	$168,249
Cost of sales	91,355	34,326	29,887	155,568
Gross profit	5,034	3,681	3,966	12,681
Selling, general and administrative expenses	6,793	2,297	2,172	11,262
Segment operating (loss) profit	$(1,759)	$1,384	$1,794	$1,419

	For the Three Months Ended March 25, 2012
	Polyester	Nylon	International	Total
Net sales	$102,061	$39,181	$37,795	$179,037
Cost of sales	96,202	35,781	33,464	165,447
Gross profit	5,859	3,400	4,331	13,590
Selling, general and administrative expenses	6,556	2,263	2,329	11,148
Segment operating (loss) profit	$(697)	$1,137	$2,002	$2,442

The reconciliations of Segment operating profit to consolidated Income before income taxes are as follows:

	For the Three Months Ended
	March 24, 2013	March 25, 2012
Polyester	$(1,759)	$(697)
Nylon	1,384	1,137
International	1,794	2,002
Segment operating profit	1,419	2,442
Provision (benefit) for bad debts	74	(144)
Other operating expense, net	616	669
Operating income	729	1,917
Interest income	(240)	(571)
Interest expense	1,236	4,189
Loss on extinguishment of debt	746	—
Loss on previously held equity interest	—	—
Other non-operating expense (income)	96	(9)
Equity in earnings of unconsolidated affiliates	(4,783)	(9,863)
Income before income taxes	$3,674	$8,171

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Selected financial information for the Polyester, Nylon and International segments is presented below:

	For the Nine Months Ended March 24, 2013
	Polyester	Nylon	International	Total
Net sales	$286,747	$117,561	$108,912	$513,220
Cost of sales	265,069	105,794	94,965	465,828
Gross profit	21,678	11,767	13,947	47,392
Selling, general and administrative expenses	20,721	7,099	6,121	33,941
Segment operating profit	$957	$4,668	$7,826	$13,451

	For the Nine Months Ended March 25, 2012
	Polyester	Nylon	International	Total
Net sales	$289,694	$118,958	$108,508	$517,160
Cost of sales	277,884	106,679	96,295	480,858
Gross profit	11,810	12,279	12,213	36,302
Selling, general and administrative expenses	19,197	6,588	6,720	32,505
Segment operating (loss) profit	$(7,387)	$5,691	$5,493	$3,797

The reconciliations of Segment operating profit to consolidated Income before income taxes are as follows:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Polyester	$957	$(7,387)
Nylon	4,668	5,691
International	7,826	5,493
Segment operating profit	13,451	3,797
Provision for bad debts	257	418
Other operating expense, net	1,777	1,118
Operating income	11,417	2,261
Interest income	(508)	(1,713)
Interest expense	4,041	12,791
Loss on extinguishment of debt	1,102	462
Loss on previously held equity interest	—	3,656
Other non-operating expense (income)	96	(1,488)
Equity in earnings of unconsolidated affiliates	(6,712)	(14,166)
Income before income taxes	$13,398	$2,719

The reconciliations of Segment depreciation and amortization expense to consolidated Depreciation and amortization expense are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Polyester	$4,449	$4,693	$13,827	$14,227
Nylon	745	788	2,258	2,341
International	860	1,176	2,546	3,075
Segment depreciation and amortization expense	6,054	6,657	18,631	19,643
Depreciation and amortization included in other operating expense, net	55	32	146	69
Amortization included in interest expense	157	227	486	672
Depreciation and amortization expense	$6,266	$6,916	$19,263	$20,384

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Segment other adjustments for each of the reportable segments consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Polyester	$263	$50	$357	$50
Nylon	87	—	87	—
International	—	278	56	382
Segment other adjustments	$350	$328	$500	$432

Other adjustments include amounts recorded for employee severance expenses and certain domestic retiree and post-employment medical liabilities.

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Polyester	$2,953	$4,046	$15,141	$6,890
Nylon	2,216	1,925	7,013	8,032
International	2,654	3,456	10,428	8,950
Segment Adjusted Profit	$7,823	$9,427	$32,582	$23,872

Intersegment sales for each of the reportable segments consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Polyester	$62	$303	$1,031	$1,193
Nylon	249	(3)	423	224
International	373	459	772	1,020
Intersegment sales	$684	$759	$2,226	$2,437

The reconciliations of Segment capital expenditures to consolidated Capital expenditures are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Polyester	$641	$1,122	$2,559	$2,799
Nylon	82	185	252	375
International	345	423	634	1,430
Segment capital expenditures	1,068	1,730	3,445	4,604
Unallocated corporate capital expenditures	582	340	1,077	725
Capital expenditures	$1,650	$2,070	$4,522	$5,329

The reconciliations of Segment total assets to consolidated Total assets are as follows:

	March 24, 2013	June 24, 2012
Polyester	$183,501	$198,321
Nylon	74,379	74,569
International	88,594	88,040
Segment total assets	346,474	360,930
All other current assets	4,790	9,424
Unallocated corporate PP&E	12,139	10,404
All other non-current assets	4,908	5,712
Investments in unconsolidated affiliates	92,971	95,763
Total assets	$461,282	$482,233

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)
(amounts in thousands, except per share amounts)

Geographic Data:
Geographic information for Net sales is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
U.S.	$123,895	$130,735	$372,684	$377,704
Brazil	28,357	32,635	89,284	93,100
All other foreign	15,997	15,667	51,252	46,356
Total	$168,249	$179,037	$513,220	$517,160

The information for Net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $20,895 and $20,493 for the three months ended March 24, 2013 and March 25, 2012, respectively. Export sales from the Company’s U.S. operations to external customers were $66,459 and $60,055 for the nine months ended March 24, 2013 and March 25, 2012, respectively.

Geographic information for long-lived assets is as follows:

	March 24, 2013	June 24, 2012
U.S.	$200,415	$215,890
Brazil	17,311	19,121
All other foreign	9,735	7,935
Total	$227,461	$242,946

Long-lived assets are comprised of Property, plant and equipment, net, Intangible assets, net, Investments in unconsolidated affiliates and Other non-current assets.

28.  Supplemental Cash Flow Information
Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Interest, net of capitalized interest	$3,543	$8,775
Income taxes, net of refunds	4,604	2,132

For the nine months ended March 24, 2013, cash payments for interest were made on a monthly basis. For the nine months ended March 25, 2012, cash payments for interest were made on a monthly basis for the Company’s then existing revolving credit facility while interest for the Company’s previously outstanding 11.5% Senior Secured Notes was paid on May 15 and November 15 of each year. Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S and foreign jurisdictions.

Non-cash Investing and Financing activities:
During the quarter ended December 23, 2012, the Company entered into a capital lease in the amount of $1,234 for certain transportation equipment.

29.  Subsequent Events
On April 8, 2013, the Company entered a commissioning agreement with Dillon Yarn Corporation (“Dillon”) for an initial term of nine months.  Under the terms of the agreement, the Company will move Dillon’s draw winding equipment from Dillon’s facility in Dillon, South Carolina and install it in the Company’s polyester texturing facility in Yadkinville, North Carolina.  The Company expects that the movement, installation and start-up of the Dillon equipment will be substantially completed during the June 2013 fiscal quarter.  During the initial nine month term of the agreement, the Company will operate the draw winding equipment on behalf of and for the benefit of Dillon.  At any time during the term of the agreement, the Company has the option to purchase the Dillon draw winding assets, operations and business, excluding any and all liabilities of Dillon, for a purchase price equal to one half of the operating profits of the business, which would be payable to Dillon quarterly over a five year period from the closing date of the purchase.  If the Company chooses to exercise its option to purchase the Dillon business, it will also purchase all of Dillon’s draw winding on-hand inventory at fair market value.

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

Business Overview
Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, the “Company” or “Unifi”) is a publicly-traded, multi-national manufacturing company.  The Company processes and sells high-volume commodity products, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics.  The Company sells fibers made from polyester and nylon to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishing, automotive upholstery, industrial and other end-use markets.  The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each available in virgin or recycled varieties (made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles).  The Company’s nylon products include textured, solution dyed and covered spandex products.  The Company maintains one of the industry’s most comprehensive product offerings and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”).  The Company’s principal markets are located in the U.S., Canada, Mexico, Central America and South America.  In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s specialty and PVA products in the Asian textile market, primarily in China, as well as into Europe.

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

Recent Developments and Strategy
Business Strategy: The Company continues to focus on its core strategies which include: continuously improving all operational and business processes; enriching its product mix by growing its higher margin PVA product portfolio and increasing sales of yarns with regional rules of origin requirements; and continuing its strategic penetration in global growth markets, such as China, Europe, Central America and Brazil.  Going forward, the Company expects to continue its support of these strategies through investments in selected product and geographic development opportunities related to its core business.

Completion of the Company’s Deleveraging Strategy: On January 8, 2013, the Company paid in full the remaining amount outstanding on its then existing Term B Loan which had an interest rate of 8.75%.  The prepayment was funded by a combination of distributions from Parkdale America, LLC (“PAL”) and domestic liquidity and reduced the Company’s overall weighted average interest rate to approximately 3.5%.  The repayment of the Term B Loan represented the completion of a multi-year deleveraging strategy the Company has been executing.  The successful completion of this deleveraging strategy has substantially lowered the Company’s debt levels and its annual interest expense.  Since June 27, 2010, the Company has reduced its total debt by approximately $80,000 and reduced its expected annual interest expense by an estimated $18,000 per year.

Markets: It is the Company’s belief that apparel production in the North American Free Trade Agreement and Central American Free Trade Agreement regions is growing as the share for these regions as a percentage of U.S. retail has stabilized at approximately eighteen percent while retail consumption has grown – especially for apparel made with synthetic yarns.  The Company expects continued growth as retailers and brands maintain regional sourcing as part of their overall sourcing plans, retail sales grow modestly, and consumer preferences shift away from cotton to synthetic apparel.

Raw Materials: Following an approximately ten percent increase in raw material costs during the December 2012 fiscal quarter, polyester raw material costs increased approximately five percent during the March 2013 fiscal quarter due to the tight global supply for the primary ingredients for polyester.  The gap in polymer pricing between the U.S. and Asia increased in the March 2013 fiscal quarter to approximately $0.14 per pound and for six consecutive quarters has been above $0.10 per pound, and although polyester raw material costs are expected to decline during the June 2013 fiscal quarter, the Company expects the gap in the June 2013 fiscal quarter to be at or above the level for the March 2013 quarter.  This raw material price gap along with cheap import pricing continues to place sales volume and margin pressure on the low end of the Company’s product offering that typically competes with imported polyester yarns.  However, the success that the Company has had with its mix enrichment strategy has lessened the impact of such pressures over the past few years.

Brazil: Throughout the 2013 fiscal year, the Company’s Brazilian subsidiary has been negatively impacted by rising raw material costs; continued imports of fiber, fabric and finished goods which have placed pressure on the lower end of the Company’s textured yarn product offerings; the inflation rate in Brazil negatively impacting the Company’s converting costs at a time when it is difficult to raise selling prices while competing against this influx of lower priced imported goods; and changes to an existing value-added tax incentive benefit for local manufacturers.  However, the Company has been working on several initiatives designed to recover gross profit, volume, and to overcome the reduction of the value-added tax benefits.  The Company expects that the combination of implementing process improvements and manufacturing efficiency gains to help lower per unit costs, and aggressively pursuing a mix enrichment strategy leading to a more defensible product mix, as well as the current initiatives taken by the Brazilian government to support domestic yarn manufacturers, will allow the Company to recapture lost volumes and margins in the June 2013 fiscal quarter and into the Company’s fiscal year 2014.

China: Despite the Company’s belief that market conditions are soft and the capacity utilization rates are low throughout the Chinese textile industry, the results for the Company’s Chinese subsidiary improved during the March 2013 quarter versus recently completed fiscal quarters.  Interest and demand for the Company’s PVA products in the region remains robust and the Company is encouraged by opportunities that are either in development or under consideration with key brands.  The Company also believes that improving demand for its PVA products in Europe will present new avenues for growth for its operations in China. As a result, the Company recently hired a sales agent located in Europe to more effectively market to brands and retailers located there.

PVA: The Company remains committed to growing the business for its value-added products and believes its research and development work with brands and retailers continues to create new, world-wide sales opportunities as the Company raises the visibility of REPREVE®, the Company’s umbrella brand for its recycled products, as a consumer brand.  REPREVE® continues to be the flagship brand in its PVA portfolio, and the Company is pleased with the opportunities for new and upcoming REPREVE® product adoptions. The Company is expanding into new end uses and market segments and expects to continue to grow the brand with current customers.  The Company believes that it can continue to increase its PVA sales as a percentage of its overall sales volume and grow its global PVA sales to create overall mix enrichment and margin gains.  The Company remains on track to double its global PVA sales for fiscal year 2010 before completion of the 2014 fiscal year.

X Games Aspen 2013:   As part of its efforts to expand consumer brand recognition of REPREVE®, the Company was the official recycling partner of ESPN at the X Games Aspen 2013.  The Company was pleased with the results achieved from its association with the X Games Aspen, which took place in late January.  Through this national advertising campaign, the Company generated over 42 million consumer impressions with its REPREVE® message with ESPN and directly engaged tens of thousands of consumers with the brand.  The Company believes that taking a more active role in marketing REPREVE® directly to consumers not only creates awareness for REPREVE® among target consumers but it also raises the visibility and credibility among brands and retailers. The Company will continue to evaluate additional marketing programs for REPREVE® to build upon the momentum created by the X Games and to establish REPREVE® as a leading ingredient in sustainable products.

Planned PVA Expansion: Based on the Company’s projected growth rate for its domestic production of REPREVE® products, the Company believes that demand will exceed the capacity of its Yadkinville recycling facility within the next twelve months. As a result, the Company anticipates that it will likely expand the capacity of this facility within the next fiscal year.  This expansion will help assure that the Company will maintain momentum in REPREVE® as its flagship brand and that REPREVE® continues to gain global traction.  The Company’s strategy of enriching its product mix through a focus on PVA products helps insulate it from the pressures of imports of low priced commodity yarn and helps to establish the Company as an innovation leader in its core markets.  In addition to expanding the capacity, the Company expects to invest in additional capital expenditures that will increase the flexibility of its current asset base and improve its small production run capabilities, each of which is designed to support the Company’s current mix enrichment strategies while improving its ability to better service customers and handle an increasingly complex product mix.  The additional capital expenditures required to increase the REPREVE® capacity and improve our ability to produce PVA products are expected to be an additional $7,000 per year for each of the next two fiscal years.

Stock Repurchase Program:  On January 22, 2013, the Company’s Board approved a new stock repurchase program to acquire up to $50,000 worth of the Company’s common stock.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors.  During the March 2013 fiscal quarter, the Company repurchased 571 shares at an average price of $16.93 under this stock repurchase program and as of March 24, 2013 had approximately 19,542 shares of its common stock issued and outstanding.  The Company will continue to evaluate opportunities to use excess cash from operations or borrowings under its ABL Revolver to repurchase additional stock in the June 2013 fiscal quarter and beyond, while maintaining the necessary liquidity to support its operational needs and fund future growth opportunities.

Company Outlook:  During the June 2013 fiscal quarter, which contains fourteen fiscal weeks, the Company expects significant operating profit improvements for each of its operating segments primarily due to anticipated higher sales and production volumes and gross margin improvements due to the combination of recent sales price increases as well as lower average raw material costs.

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
•
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) represents net income or loss attributable to Unifi, Inc. before income tax expense, net interest expense, and depreciation and amortization expense (excluding interest portion of amortization);

•
Adjusted EBITDA Including Equity Affiliates represents EBITDA adjusted to exclude non-cash compensation expense net of distributions, gains or losses on extinguishment of debt, loss on previously held equity interest, refund of Brazilian non-income related tax, operating expenses for Repreve Renewables, and certain other adjustments.  Such other adjustments may include items such as gains or losses on sales or disposals of property, plant, or equipment, currency and derivative gains or losses, restructuring and certain employee severance and healthcare expenses, and other operating or non-operating income or expense items necessary to understand the underlying results of the Company;

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

EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are financial measurements that management uses to facilitate its analysis and understanding of the Company’s business operations.  Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company.  The calculation of EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are subjective measures based on management’s belief as to which items should be included or excluded, in order to provide the most reasonable view of the underlying operating performance of the business.  EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital (“non-GAAP measurements”) are not considered to be in accordance with generally accepted accounting principles (“GAAP”) and should not be considered a substitute for performance measures calculated in accordance with GAAP.

Results of Operations
Review of Third Quarter of Fiscal Year 2013 Compared to Third Quarter of Fiscal Year 2012
The reconciliations of Net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:

	For the Three Months Ended
	March 24, 2013	March 25, 2012
Net income attributable to Unifi, Inc.	$1,399	$7,535
Provision for income taxes	2,510	861
Interest expense, net	996	3,618
Depreciation and amortization expense	6,087	6,677
EBITDA	10,992	18,691

Non-cash compensation expense, net	570	609
Loss on extinguishment of debt	746	—
Refund of Brazilian non-income related tax	—	(9)
Operating expenses for Repreve Renewables	314	315
Other	531	513
Adjusted EBITDA Including Equity Affiliates	13,153	20,119

Equity in earnings of unconsolidated affiliates	(4,783)	(9,863)
Adjusted EBITDA	$8,370	$10,256

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Three Months Ended
	March 24, 2013	March 25, 2012
Adjusted EBITDA	$8,370	$10,256
Non-cash compensation expense, net	(570)	(609)
Provision (benefit) for bad debts	74	(144)
Other, net	(51)	(72)
Less: depreciation included in Other, net	—	(4)
Segment Adjusted Profit	$7,823	$9,427

Segment Adjusted Profit for each of the reportable segments is presented below:

	For the Three Months Ended
	March 24, 2013	March 25, 2012
Polyester	$2,953	$4,046
Nylon	2,216	1,925
International	2,654	3,456
Segment Adjusted Profit	$7,823	$9,427

Selected financial information for the Polyester, Nylon and International segments is presented below:

	For the Three Months Ended March 24, 2013
	Polyester	Nylon	International	Total
Net sales	$96,389	$38,007	$33,853	$168,249
Cost of sales	91,355	34,326	29,887	155,568
Gross profit	5,034	3,681	3,966	12,681
Selling, general and administrative expenses	6,793	2,297	2,172	11,262
Segment operating (loss) profit	$(1,759)	$1,384	$1,794	$1,419

	For the Three Months Ended March 25, 2012
	Polyester	Nylon	International	Total
Net sales	$102,061	$39,181	$37,795	$179,037
Cost of sales	96,202	35,781	33,464	165,447
Gross profit	5,859	3,400	4,331	13,590
Selling, general and administrative expenses	6,556	2,263	2,329	11,148
Segment operating (loss) profit	$(697)	$1,137	$2,002	$2,442

The reconciliations of Segment operating profit to consolidated Income before income taxes are as follows:

	For the Three Months Ended
	March 24, 2013	March 25, 2012
Polyester	$(1,759)	$(697)
Nylon	1,384	1,137
International	1,794	2,002
Segment operating profit	1,419	2,442
Provision (benefit) for bad debts	74	(144)
Other operating expense, net	616	669
Operating income	729	1,917
Interest income	(240)	(571)
Interest expense	1,236	4,189
Loss on extinguishment of debt	746	—
Other non-operating expense (income)	96	(9)
Equity in earnings of unconsolidated affiliates	(4,783)	(9,863)
Income before income taxes	$3,674	$8,171

The reconciliations of Segment depreciation and amortization expense to consolidated Depreciation and amortization expense are as follows:

	For the Three Months Ended
	March 24, 2013	March 25, 2012
Polyester	$4,449	$4,693
Nylon	745	788
International	860	1,176
Segment depreciation and amortization expense	6,054	6,657
Depreciation and amortization included in other operating expense, net	55	32
Amortization included in interest expense	157	227
Depreciation and amortization expense	$6,266	$6,916

Depreciation and amortization included in other operating expense, net includes $22 and $12 allocated to net loss attributable to non-controlling interest for the three months ended March 24, 2013 and March 25, 2012, respectively.

Consolidated Overview
The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts are as follows:

	For the Three Months Ended
	March 24, 2013		March 25, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$168,249	100.0	$179,037	100.0	(6.0)
Cost of sales	155,568	92.5	165,447	92.4	(6.0)
Gross profit	12,681	7.5	13,590	7.6	(6.7)
Selling, general and administrative expenses	11,262	6.7	11,148	6.2	1.0
Provision (benefit) for bad debts	74	—	(144)	(0.1)	—
Other operating expense, net	616	0.4	669	0.4	(7.9)
Operating income	729	0.4	1,917	1.1	(62.0)
Interest expense, net	996	0.6	3,618	2.0	(72.5)
Loss on extinguishment of debt	746	0.4	—	—	—
Other non-operating expense (income)	96	—	(9)	—	—
Earnings of unconsolidated affiliates	(4,783)	(2.8)	(9,863)	(5.5)	(51.5)
Income before income taxes	3,674	2.2	8,171	4.6	(55.0)
Provision for income taxes	2,510	1.5	861	0.5	191.5
Net income including non-controlling interest	1,164	0.7	7,310	4.1	(84.1)
Less: net (loss) attributable to non-controlling interest	(235)	(0.1)	(225)	(0.1)	4.4
Net income attributable to Unifi, Inc.	$1,399	0.8	$7,535	4.2	(81.4)

Consolidated Net Sales
Net sales for the March 2013 fiscal quarter decreased by $10,788, or 6.0%, as compared to the prior year March fiscal quarter.  Overall, sales volume decreased by 5.5% as a result of volume decreases in all of the Company’s business segments as compared to the prior year March fiscal quarter.  In addition to the decrease in sales volume, the overall weighted average selling price decreased by 0.5% with decreases in all reportable segments as discussed below.

Consolidated Gross Profit
Gross profit for the March 2013 fiscal quarter decreased by $909, or 6.7%, as compared to the prior year March fiscal quarter.  The decline in gross profit was due to lower profits in the Polyester and International segments partially offset by higher gross profit in the Nylon segment. The decline in Polyester segment gross profit is primarily attributable to lower sales volumes (with most of the decline occurring in the first month of the March 2013 fiscal quarter) and higher per unit manufacturing costs resulting from an extended holiday shutdown period in the current year quarter as the Company reduced polyester finished goods inventory and reduced its working capital.  Gross profit for the International segment decreased from the comparable prior year fiscal quarter due to lower profit in the Company’s Brazilian subsidiary as a result of lower sales volumes and reduced value-added tax incentives, partially offset by improved per unit conversion margin (net sales less raw material cost).  Gross profit for the Company’s Chinese subsidiary increased over the prior year quarter due to improved volumes and unit margins. Gross profit for the Nylon segment improved over the prior year quarter as a result of higher conversion margin primarily attributable to a higher margin sales mix and slightly lower per unit converting costs partially offset by slightly lower sales volumes.

Polyester Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Polyester segment are as follows:

	For the Three Months Ended
	March 24, 2013		March 25, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$96,389	100.0	$102,061	100.0	(5.6)
Cost of sales	91,355	94.8	96,202	94.3	(5.0)
Gross profit	$5,034	5.2	$5,859	5.7	(14.1)

Polyester segment net sales decreased 5.6% as compared to the prior year fiscal quarter as volumes decreased 4.7% and the weighted average selling price decreased 0.9%.  The decrease in gross profit of $825 was primarily attributable to higher per unit manufacturing costs and lower sales volumes.  The Company extended the length of its holiday shutdown period in the current quarter to reduce polyester inventory levels and improve working capital which unfavorably impacted capacity utilization and unit manufacturing costs.  Sales volumes were lower primarily due to reduced demand in the apparel and industrial markets, partially offset by increases in home furnishings.  The majority of the volume decline was experienced in the first month of the fiscal quarter, and sale volumes and capacity utilization rates improved throughout the final two months of the current fiscal quarter.  Higher than expected raw material price increases experienced early in the March 2013 fiscal quarter also negatively impacted margins.

The Polyester segment net sales and gross profit as a percentage of total consolidated amounts were 57.3% and 39.7% for the third quarter of fiscal year 2013, compared to 57.0% and 43.1% for the third quarter of fiscal year 2012, respectively.

Outlook:
The Company expects Polyester segment gross profit in the fourth quarter of fiscal year 2013 to be positively impacted by improved sales volume, improved margins due to the timing of expected declines in raw material prices in conjunction with higher average selling prices and lower manufacturing costs as average production levels are expected to increase in comparison to the March 2013 fiscal quarter.  In addition, the Company’s fourth quarter of this fiscal year will consist of fourteen weeks, whereas the March 2013 fiscal quarter consisted of thirteen weeks.

Nylon Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Nylon segment are as follows:

	For the Three Months Ended
	March 24, 2013		March 25, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$38,007	100.0	$39,181	100.0	(3.0)
Cost of sales	34,326	90.3	35,781	91.3	(4.1)
Gross profit	$3,681	9.7	$3,400	8.7	8.3

Nylon segment net sales decreased 3.0% compared to the prior year fiscal quarter as volumes decreased 1.3% and weighted average selling price declined 1.7%.  Sales volume declined slightly from the prior year quarter as volume improvements in the seamless and shape wear apparel markets failed to offset declines in the hosiery markets.  Gross profit increased $281 from the prior year fiscal quarter primarily due to higher unit conversion margins in several product lines and a higher margin sales mix.   Gross profit was also positively impacted by the recognition of favorable converting cost variances associated with inventory produced in the December 2012 fiscal quarter and sold in the current fiscal quarter.

The Nylon segment net sales and gross profit as a percentage of total consolidated amounts were 22.6% and 29.0% for the third quarter of fiscal year 2013, compared to 21.9% and 25.0% for the third quarter of fiscal year 2012, respectively.

Outlook:
The Company expects Nylon segment gross profit in the fourth quarter of fiscal year 2013 to be positively impacted by improved sales volumes and lower manufacturing costs as average production levels are expected to increase in comparison to the March 2013 fiscal quarter.  In addition, the Company’s fourth quarter of this fiscal year will consist of fourteen weeks, whereas the March 2013 fiscal quarter consisted of thirteen weeks.

International Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the International segment are as follows:

	For the Three Months Ended
	March 24, 2013		March 25, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$33,853	100.0	$37,795	100.0	(10.4)
Cost of sales	29,887	88.3	33,464	88.5	(10.7)
Gross profit	$3,966	11.7	$4,331	11.5	(8.4)

International segment net sales decreased 10.4% compared to the prior year fiscal quarter as volumes decreased 9.4% and weighted average selling price declined 1.0%. Gross profit for the Company’s International segment decreased $365 as a result of lower profit for the Company’s Brazilian subsidiary. A softer market and import competition for the commodity business negatively impacted sales volumes in the Brazilian operation, but had limited impact on gross profit. Gross profit was negatively impacted by changes to a value-added tax incentive benefit that became effective with the start of the 2013 calendar year. Lower capacity utilization rates and inflationary pressure resulted in higher unit manufacturing costs. Changes in exchange rates due to the weakening of the Real against the U.S. dollar resulted in lower gross profit translated to U.S. dollars as compared with the prior year fiscal quarter. Gross profit improved in the Company’s Chinese operation as a result of increased sales volume and improved unit margins.

The International segment net sales and gross profit as a percentage of total consolidated amounts were 20.1% and 31.3% for the third quarter of fiscal year 2013, compared to 21.1% and 31.9% for the third quarter of fiscal year 2012, respectively.

Outlook:
The Company expects improved market conditions and improved sales volumes for its Brazilian subsidiary during its fourth fiscal quarter as the benefits of various mix enrichment, process improvement and other strategic initiatives are realized.  The Company expects continued sales volume and margin improvement for its Chinese subsidiary during the fourth fiscal quarter.

Consolidated Selling General & Administrative Expenses
SG&A expenses increased slightly in total and as a percentage of net sales for the current fiscal quarter when compared to the prior year fiscal quarter.  The increase was primarily a result of increased expenses related to various on-going branding and REPREVE® consumer marketing initiatives including the Company’s sponsorship of the X Games Aspen 2013.  These increases were mainly offset by lower fringe benefit costs related to certain variable compensation plans, certain non-cash compensation plans, and other employee related costs.

Outlook:
The Company expects that SG&A expenses will increase in its fiscal fourth quarter as compared to the March 2013 fiscal quarter due to the additional fiscal week, higher sales rates, the expected increases in fringe benefit costs related to certain variable compensation plans partially offset by reduced expenses associated with REPREVE® consumer marketing initiatives.

Consolidated Provision (Benefit) for Bad Debts
The provision for bad debt expense was $74 for the March 2013 fiscal quarter as compared to a benefit of $144 for the prior year fiscal quarter.  During the third quarter of fiscal year 2013, there were no significant changes in the Company’s allowance for uncollectible accounts, as the aging of customer receivables and provisions for certain risk accounts remained relatively unchanged from December 23, 2012.

Consolidated Other Operating Expense, Net
The components of Other operating expense, net consist of the following:

	For the Three Months Ended
	March 24, 2013	March 25, 2012
Operating expenses for Repreve Renewables	$582	$555
Net loss on sale or disposal of assets	105	149
Foreign currency transaction (gains) losses	(20)	37
Other, net	(51)	(72)
Total other operating expense, net	$616	$669

Consolidated Interest Expense, Net
Net interest expense decreased from $3,618 for the prior year fiscal quarter to $996 for the current year fiscal quarter.  This favorable decline in interest expense was due to a lower average outstanding debt balance and a lower weighted average interest rate.  The debt balance decreases were a result of the completion of the Company’s debt refinancing in May 2012, subsequent prepayments of the Company’s Term B Loan obligation and scheduled payments on the ABL Term Loan.  The weighted average interest rate of the Company’s outstanding debt obligations declined from 10.4% for the prior year period to 3.7% for the current year period as a result of the significantly lower borrowing rates realized from the debt refinancing in May 2012.

Outlook:
As its deleveraging strategy is complete, the Company expects its outstanding debt obligations and weighted average interest rate in its fourth fiscal quarter to be comparable to the amounts and percentages as of the end of the March 2013 fiscal quarter.

Consolidated Earnings of Unconsolidated Affiliates
For the March 2013 fiscal quarter, the Company generated $3,674 of income before income taxes, of which $4,783 was generated from its investments in unconsolidated affiliates.  For the three months ended March 24, 2013, earnings from the Company’s unconsolidated affiliates were $4,783 compared to $9,863 for the three months ended March 25, 2012.  During these periods, the Company’s 34% share of PAL’s earnings decreased from $9,720 in the prior year quarter to $4,294 in the current quarter.  The decline in PAL’s earnings is primarily due to lower sales margins and lower Farm Bill economic adjustment program benefits due to the timing of the recognition of the cotton rebates and the decrease in the subsidy from four cents per pound to three cents per pound effective August 1, 2012.  PAL ended the current quarter with $6,930 of deferred rebate benefits (the Company’s 34% share is $2,356) and expects to recognize these benefits in its earnings in future periods as the qualifying capital expenditures are made.  The remaining change in earnings of unconsolidated affiliates relates to the operating results of UNF and UNF America which improved compared to the prior year quarter due to higher sales volume and lower per unit converting costs.

Consolidated Provision for Income Taxes
The Company’s income tax provision for the fiscal quarter ended March 24, 2013 resulted in tax expense of $2,510, with an effective tax rate of 68.3%.  The effective income tax rate for the period is different than the U.S. statutory rate primarily due to foreign dividends taxed in the U.S., the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

The Company’s income tax provision for the fiscal quarter ended March 25, 2012 resulted in tax expense of $861, with an effective rate of 10.5%.  The effective income tax rate for the period is different than the U.S. statutory rate primarily due to losses in tax jurisdictions for which no tax benefit could be recognized and foreign dividends taxed in the U.S.

Outlook:
Based on current forecasts and assumptions, the Company expects to fully utilize its federal net operating loss carryforwards by the end of fiscal year 2013. As a result, for future periods, the Company expects that its cash payments for taxes will increase significantly versus the amounts paid in previous periods.

Consolidated Net Income Attributable to Unifi, Inc.
Net income attributable to Unifi, Inc. for the third quarter of fiscal year 2013 was $1,399, or $0.07 per basic share, compared to $7,535, or $0.38 per basic share, for the prior year period.  As discussed above, the Company’s decreased profitability was primarily due to a decrease in earnings of unconsolidated affiliates, lower gross profit, loss on extinguishment of debt in the current fiscal quarter and a higher provision for income taxes, partially offset by a reduction in net interest expense.

Consolidated Adjusted EBITDA
Adjusted EBITDA for the three months ended March 24, 2013 decreased $1,886 to $8,370 versus $10,256 for the prior year period.  As discussed above, the $909 decrease in gross profit is the primary reason for the current fiscal quarter over prior year fiscal quarter decline in Adjusted EBITDA.

Review of Year-To-Date Fiscal Year 2013 Compared to Year-To-Date Fiscal Year 2012
The reconciliations of Net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Net income attributable to Unifi, Inc.	$6,119	$213
Provision for income taxes	7,959	2,940
Interest expense, net	3,533	11,078
Depreciation and amortization expense	18,718	19,692
EBITDA	36,329	33,923

Non-cash compensation expense, net	1,896	2,004
Loss on extinguishment of debt	1,102	462
Loss on previously held equity interest	—	3,656
Refund of Brazilian non-income related tax	—	(1,488)
Operating expenses for Repreve Renewables	919	602
Other	817	737
Adjusted EBITDA Including Equity Affiliates	41,063	39,896

Equity in earnings of unconsolidated affiliates	(6,712)	(14,166)
Adjusted EBITDA	$34,351	$25,730

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Adjusted EBITDA	$34,351	$25,730
Non-cash compensation expense, net	(1,896)	(2,004)
Provision for bad debts	257	418
Other, net	(130)	(255)
Less: depreciation included in Other, net	—	(17)
Segment Adjusted Profit	$32,582	$23,872

Segment Adjusted Profit for each of the reportable segments is presented below:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Polyester	$15,141	$6,890
Nylon	7,013	8,032
International	10,428	8,950
Segment Adjusted Profit	$32,582	$23,872

Selected financial information for the Polyester, Nylon and International segments is presented below:

	For the Nine Months Ended March 24, 2013
	Polyester	Nylon	International	Total
Net sales	$286,747	$117,561	$108,912	$513,220
Cost of sales	265,069	105,794	94,965	465,828
Gross profit	21,678	11,767	13,947	47,392
Selling, general and administrative expenses	20,721	7,099	6,121	33,941
Segment operating profit	$957	$4,668	$7,826	$13,451

	For the Nine Months Ended March 25, 2012
	Polyester	Nylon	International	Total
Net sales	$289,694	$118,958	$108,508	$517,160
Cost of sales	277,884	106,679	96,295	480,858
Gross profit	11,810	12,279	12,213	36,302
Selling, general and administrative expenses	19,197	6,588	6,720	32,505
Segment operating (loss) profit	$(7,387)	$5,691	$5,493	$3,797

The reconciliations of Segment operating profit to consolidated Income before income taxes are as follows:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Polyester	$957	$(7,387)
Nylon	4,668	5,691
International	7,826	5,493
Segment operating profit	13,451	3,797
Provision for bad debts	257	418
Other operating expense, net	1,777	1,118
Operating income	11,417	2,261
Interest income	(508)	(1,713)
Interest expense	4,041	12,791
Loss on extinguishment of debt	1,102	462
Loss on previously held equity interest	—	3,656
Other non-operating expense (income)	96	(1,488)
Equity in earnings of unconsolidated affiliates	(6,712)	(14,166)
Income before income taxes	$13,398	$2,719

The reconciliations of Segment depreciation and amortization expense to consolidated Depreciation and amortization expense are as follows:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Polyester	$13,827	$14,227
Nylon	2,258	2,341
International	2,546	3,075
Segment depreciation and amortization expense	18,631	19,643
Depreciation and amortization included in other operating expense, net	146	69
Amortization included in interest expense	486	672
Depreciation and amortization expense	$19,263	$20,384

Depreciation and amortization included in Other operating expense, net, includes $59 and $20 allocated to net loss attributable to non-controlling interest for the nine months ended March 24, 2013 and March 25, 2012, respectively.

Consolidated Overview
The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts are as follows:

	For the Nine Months Ended
	March 24, 2013		March 25, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$513,220	100.0	$517,160	100.0	(0.8)
Cost of sales	465,828	90.8	480,858	93.0	(3.1)
Gross profit	47,392	9.2	36,302	7.0	30.5
Selling, general and administrative expenses	33,941	6.6	32,505	6.3	4.4
Provision for bad debts	257	0.1	418	0.1	(38.5)
Other operating expense, net	1,777	0.3	1,118	0.2	58.9
Operating income	11,417	2.2	2,261	0.4	405.0
Interest expense, net	3,533	0.7	11,078	2.1	(68.1)
Loss on extinguishment of debt	1,102	0.2	462	0.1	138.5
Loss on previously held equity interest	—	—	3,656	0.7	—
Other non-operating expense (income)	96	—	(1,488)	(0.3)	—
Earnings of unconsolidated affiliates	(6,712)	(1.3)	(14,166)	(2.7)	(52.6)
Income before income taxes	13,398	2.6	2,719	0.5	392.8
Provision for income taxes	7,959	1.5	2,940	0.5	170.7
Net income (loss) including non-controlling interest	5,439	1.1	(221)	—	—
Less: net (loss) attributable to non-controlling interest	(680)	(0.1)	(434)	—	56.7
Net income attributable to Unifi, Inc.	$6,119	1.2	$213	—	2,772.8

Consolidated Net Sales
Net sales for the March 24, 2013 year-to-date period decreased by $3,940, or 0.8%, as compared to the prior year March year-to-date period.  Overall, sales volume increased by 3.1% with volume improvements in all of the Company’s reportable segments. The weighted average selling price decreased 3.9% primarily caused by declines in the cost of raw materials.

Consolidated Gross Profit
Gross profit for the March 24, 2013 year-to-date period increased by $11,090, or 30.5%, as compared to the prior year March year-to-date period.  The gross profit improvement was primarily attributable to an increase in gross profit for the Polyester segment as a result of increased unit conversion margin, lower unit manufacturing costs and a slight increase in sales volume.  Gross profit increased in the International segment as compared to the prior year-to-date period primarily as a result of improved sales volume in both the Brazilian and Chinese operations.  The Nylon segment gross profit was lower than the prior year-to-date period primarily due to lower conversion margin partially offset by a slight increase in sales volume.

Polyester Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Polyester segment are as follows:

	For the Nine Months Ended
	March 24, 2013		March 25, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$286,747	100.0	$289,694	100.0	(1.0)
Cost of sales	265,069	92.4	277,884	95.9	(4.6)
Gross profit	$21,678	7.6	$11,810	4.1	83.6

Polyester segment net sales decreased 1.0% compared to the prior year-to-date period as volume increased 1.0% and the weighted average selling price decreased 2.0%. The increase in gross profit of $9,868 was primarily a result of higher conversion margin due to lower raw material prices which allowed for the recovery of previously lost margins. Growth of PVA product sales also contributed to the improvement in margin. Unit manufacturing costs were lower as a result of efficiency gains accomplished through process improvements and improved utilization rates.

The Polyester segment net sales and gross profit as a percentage of total consolidated amounts were 55.9% and 45.7% for the year-to-date period of fiscal year 2013, compared to 56.0% and 32.5% for the prior year-to-date period of fiscal year 2012, respectively.

Nylon Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the Nylon segment are as follows:

	For the Nine Months Ended
	March 24, 2013		March 25, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$117,561	100.0	$118,958	100.0	(1.2)
Cost of sales	105,794	90.0	106,679	89.7	(0.8)
Gross profit	$11,767	10.0	$12,279	10.3	(4.2)

Nylon segment net sales decreased 1.2% compared to the prior year-to-date period as volume increased 1.6% and the weighted average selling price declined 2.8%. The decline in gross profit of $512 was primarily due to a decrease in unit conversion margin in most product lines and a lower margin sales mix, partially offset by a slight increase in sales volume.

The Nylon segment net sales and gross profit as a percentage of total consolidated amounts were 22.9% and 24.8% for the year-to-date period of fiscal year 2013, compared to 23.0% and 33.8% for the prior year-to-date period of fiscal year 2012, respectively.

International Segment Gross Profit
The components of segment gross profit, each component as a percentage of net sales and the percentage increase or decrease over the prior year amounts for the International segment are as follows:

	For the Nine Months Ended
	March 24, 2013		March 25, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$108,912	100.0	$108,508	100.0	0.4
Cost of sales	94,965	87.2	96,295	88.7	(1.4)
Gross profit	$13,947	12.8	$12,213	11.3	14.2

International segment net sales increased 0.4% compared to the prior year-to-date period as volume increased 9.4% and the weighted average selling price declined 9.0%. Gross profit for the Company’s International segment increased $1,734 as a result of improved volume and profits in both the Brazilian and Chinese operations. Sales volume in the Brazilian operation increased 3.7% as compared to the prior year-to-date period due to improved demand in the Brazilian market experienced in the first six months of the current fiscal year. In the prior year period, the Brazilian operation was negatively impacted by reduced demand due to increased imports of competing yarn, fabric and garments as imports became more competitive alternatives resulting from the appreciation of the Brazilian Real against the U.S. dollar. On a local currency basis, gross profit for the Brazilian operation increased 24.9% from the prior year period primarily as a result of improved volume and improved unit conversion margin. Changes in exchange rates due to the weakening of the Real against the U.S. dollar resulted in lower gross profit translated to U.S. dollars as compared with the prior year-to-date period.

Sales volume in the Chinese operation increased 36.3% versus the prior year-to-date period primarily due to a partial recovery in demand from one large customer and to the commercialization of certain development projects during the current year-to-date period.  The new sales programs were, however, at a lower weighted average price and gross margin.

The International segment net sales and gross profit as a percentage of total consolidated amounts were 21.2% and 29.5% for the year-to-date period of fiscal year 2013, compared to 21.0% and 33.7% for the prior year-to-date period of fiscal year 2012, respectively.

Consolidated Selling General & Administrative Expenses
SG&A expenses increased in total and as a percentage of net sales for the year-to-date period of fiscal 2013 when compared to the prior year-to-date period.  The increase was primarily a result of higher fringe benefit costs related to certain variable compensation plans, increased expenses related to various on-going branding and REPREVE® consumer marketing initiatives including the Company’s sponsorship of the X Games Aspen 2013, and an increase in professional fees.  These increases were partially offset by reductions in other employee related costs and administrative expenses.

Consolidated Provision for Bad Debts
The provision for bad debt expense was $257 for the March 2013 year-to-date period as compared to $418 for the prior year-to-date period.  During the year-to-date period of fiscal year 2013, there were no significant changes in the Company’s allowance for uncollectible accounts, as the aging of customer receivables and provisions for certain risk accounts remained relatively unchanged from June 24, 2012.

Consolidated Other Operating Expense, Net
The components of Other operating expense, net consist of the following:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Operating expenses for Repreve Renewables	$1,686	$1,067
Net loss on sale or disposal of assets	184	212
Foreign currency transaction losses	37	94
Other, net	(130)	(255)
Total other operating expense, net	$1,777	$1,118

Consolidated Interest Expense, Net
Net interest expense decreased from $11,078 for the prior year-to-date period to $3,533 for the current year-to-date period.  This favorable decline in interest expense was due to a lower average outstanding debt balance and a lower weighted average interest rate.  The debt balance decreases were a result of the Company’s prepayments of the 11.5% Senior Secured Notes due May 2014 during the prior fiscal year-to-date period, the completion of the Company’s debt refinancing in May 2012, subsequent prepayments of the Company’s Term B Loan obligation, and scheduled payments made on the ABL Term Loan.  The weighted average interest rate of the Company’s outstanding debt obligations declined from 10.2% for the prior year-to-date period to 4.0% for the current year-to-date period as a result of the significantly lower borrowing rates realized from the debt refinancing in May 2012.

Other Non-Operating Expense (Income)
For the nine months ended March 25, 2012, Other non-operating income consists of a $1,488 gain from the Company’s Brazilian operation related to a refund of non-income related taxes plus interest.

Consolidated Earnings of Unconsolidated Affiliates
For the March 2013 year-to-date period, the Company generated $13,398 of income before income taxes, of which $6,712 was generated from its investments in unconsolidated affiliates.  For the nine months ended March 24, 2013, earnings from the Company’s unconsolidated affiliates were $6,712 compared to $14,166 for the nine months ended March 25, 2012.  During these periods, the Company’s 34% share of PAL’s earnings decreased from $14,213 to $4,990 primarily caused by margin pressures related to the softness in the cotton apparel market and differences related to the timing of revenue recognition under the Farm Bill’s economic adjustment payments program, as well as the rebate level dropping from four cents per pound to three cents per pound in August 2012.  The remaining change in earnings of unconsolidated affiliates relates primarily to the improved operating results of UNF and UNF America which was primarily driven by higher utilization rates.

Consolidated Provision for Income Taxes
The Company’s income tax provision for the nine months ended March 24, 2013 resulted in tax expense of $7,959, with an effective tax rate of 59.4%.  The effective income tax rate for the period is different than the U.S. statutory rate primarily due to foreign dividends taxed in the U.S., the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

The Company’s income tax provision for the nine months ended March 25, 2012 resulted in tax expense of $2,940, with an effective rate of 108.1%.  The effective income tax rate for the period is different than the U.S. statutory rate primarily due to foreign dividends taxed in the U.S., losses in tax jurisdictions for which no tax benefit could be recognized, and earnings attributable to foreign operations which are taxed at rates lower than the U.S. statutory rates.

Consolidated Net Income Attributable to Unifi, Inc.
Net income attributable to Unifi, Inc. for the year-to-date period of fiscal year 2013 was $6,119, or $0.30 per basic share, compared to $213, or $0.01 per basic share, for the prior year-to-date period.  As discussed above, the Company’s increased profitability was primarily due to higher gross profit, lower net interest expense, and the absence of a loss on the previously held equity interest in Repreve Renewables recorded in the prior year-to-date period, partially offset by higher SG&A expenses, higher other operating expense, net, a reduction in other non-operating income, lower earnings of unconsolidated affiliates and an increase in the provision for income taxes.

Consolidated Adjusted EBITDA
Adjusted EBITDA for the nine months ended March 24, 2013 increased $8,621 to $34,351 versus $25,730 for the prior year period.  As discussed above, the $11,090 increase in gross profit is the primary reason for the improvement.

Liquidity and Capital Resources
The Company’s primary capital requirements are for working capital, capital expenditures, debt service and its stock repurchase program.  The Company’s primary sources of capital are cash generated from operations and borrowings available under its ABL Revolver.  For the nine months ended March 24, 2013, cash generated from operations was $44,926 and as of March 24, 2013, excess availability under the ABL Revolver was $34,199.

As of March 24, 2013, all of the Company’s debt obligations, with the exception of a related party term loan, were guaranteed by its domestic subsidiaries while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries.  For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of March 24, 2013:

	U.S.	Brazil		All Others	Total
Cash and cash equivalents	$72		$8,961	$6,868	$15,901
Borrowings available under ABL Revolver	34,199		—	—	34,199
Liquidity	$34,271		$8,961	$6,868	$50,100

Working capital	$82,794		$53,567	$22,276	$158,637
Total debt, including current portion	$97,118	$	―	$1,250	$98,368

As of March 24, 2013, all cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested.  The Company has plans to repatriate approximately $20,928 of future cash flows generated from its operations in Brazil and has a deferred tax liability of approximately $7,325 to reflect the additional income tax that would be due as a result of these current plans.  As of March 24, 2013, the $79,769 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings.

Debt Obligations
The following table presents a summary of the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of any interest rate swaps) as well as the applicable current portion of long-term debt:

		Weighted Average Interest Rate	Principal Amounts as of
	Scheduled Maturity Date	as of March 24, 2013	March 24, 2013	June 24, 2012
ABL Revolver	May 2017	3.4%	$51,300	$51,000
ABL Term Loan	May 2017	3.4%	44,600	50,000
Term B Loan	—	—	—	20,515
Related party term loan	August 2014	3.0%	1,250	—
Capital lease obligations	Various	Various	1,218	37
Total debt			98,368	121,552
Current portion of long-term debt			(7,264)	(7,237)
Total long-term debt ABL Revolver			$91,104	$114,315

Debt Refinancing
On May 24, 2012, the Company entered into the ABL Facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A.  The ABL Facility consists of the $100,000 ABL Revolver and a $50,000 ABL Term Loan.  In addition, the Company entered into a $30,000 Term B Loan.  The purpose of entering into the ABL Facility and the Term B Loan was, among other things, to refinance the Company’s then existing indebtedness.  The ABL Facility has a maturity date of May 24, 2017.  The Term B Loan had a maturity date of May 24, 2017, but was prepaid in full on January 8, 2013.

The ABL Facility is secured by substantially all assets of the Company.  The ABL Facility is further secured by a first-priority lien on the Company’s membership interest in PAL.  The ABL Facility includes representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for financings of this type.  Should excess availability under the ABL Revolver fall below the greater of $10,000 or 15% of maximum availability, a financial covenant requires the Company to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0.  In addition, the ABL Facility contains certain restricted payment and restricted investment provisions, including certain restrictions on the payment of dividends and share repurchases, unless excess availability is greater than $20,000 for the entire thirty day period prior to the making of such a distribution or excess availability is greater than $10,000 for the entire thirty day period prior to the making of such a distribution and the fixed charge coverage ratio for the most recent twelve month period (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period) is at least 1.0 to 1.0.  As of March 24, 2013, the Company was in compliance with all financial covenants, the availability under the ABL Revolver was $34,199 and the fixed charge coverage ratio was 1.32.

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

The ABL Term Loan bears interest at LIBOR plus an applicable margin with interest currently being paid on a monthly basis.  The ABL Term Loan will be repaid in quarterly scheduled principal installments of $1,800 and a balloon payment of $15,800 in May 2017.  Subject to certain conditions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

During the three months ended March 24, 2013, the Company made $13,800 of Term B Loan prepayments, repaying in full the remaining outstanding balance.  As a result, the Company recorded a $746 charge for the early extinguishment of debt including $470 of 3% call premiums and other costs and a $276 write-off of associated debt financing fees.

First Amendment
On December 27, 2012, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) to the ABL Facility with its lenders in connection with the Company’s then anticipated January 8, 2013 repayment of all amounts outstanding under the Term B Loan.  The First Amendment modified the definition of fixed charges within the Credit Agreement for the ABL Facility and within the Company’s fixed charge coverage ratio calculation to exclude any mandatory or optional prepayments of the Term B Loan made after December 25, 2012 and prior to February 4, 2013, in an amount not to exceed $13,800, subject to the satisfaction of certain specified conditions (which were met by the Company).  An amendment fee of $50 was paid to the participating lenders during the three months ended March 24, 2013.

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

Capital Lease Obligation
On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment.  The amount due under the fifteen year term of the lease is $1,234, and payments are made monthly.  The implicit annual interest rate under the lease is approximately 4.6%.

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2013 and the following fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2013	2014	2015	2016	2017	Thereafter
ABL Revolver	$—	$—	$—	$—	$51,300	$—
ABL Term Loan	1,800	7,200	7,200	7,200	21,200	—
Related party term loan	—	—	1,250	—	—	—
Capital lease obligations	20	60	63	65	69	941
Total	$1,820	$7,260	$8,513	$7,265	$72,569	$941

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

Working Capital
The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to Working Capital:

	March 24, 2013	June 24, 2012
Receivables, net	$97,219	$99,236
Inventories	108,749	112,750
Accounts payable	(53,561)	(48,541)
Accrued expenses (1)	(11,761)	(14,004)
Adjusted Working Capital	140,646	149,441

Cash and cash equivalents	15,901	10,886
Other current assets	10,425	15,125
Accrued interest	(205)	(398)
Other current liabilities	(8,130)	(8,569)
Working Capital	$158,637	$166,485
(1)	Excludes accrued interest

Working capital decreased from $166,485 as of June 24, 2012 to $158,637 as of March 24, 2013 primarily due to a decline in Adjusted Working Capital and Other current assets partially offset by an increase in Cash and cash equivalents.  The $8,795 decrease in the Company’s Adjusted Working Capital was attributable to the increased collections on Receivables, net, lower average inventory levels and increased Accounts payable caused by increased purchasing activity and extended vendor terms, partially offset by a decrease in Accrued expenses due to the timing associated with changes in employee payroll liabilities.  Other current assets decreased $4,700 primarily due to a reduction in current deferred taxes, VAT receivables and prepaid items. The increase for the Company’s Cash and cash equivalents versus the beginning of the fiscal year was primarily concentrated in the foreign subsidiaries due to the positive cash flows from operations for these entities.

Outlook:
While there remains uncertainty concerning changes in raw material costs and fluctuations in the exchange rates for foreign currencies, the Company expects that its levels of Adjusted Working Capital will increase slightly as sales and production volumes continue to improve.

Capital Expenditures
In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures.  During the first nine months of fiscal year 2013, the Company spent $4,522 on capital expenditures. For each of its next two fiscal years, the Company estimates its annual capital expenditure requirements to be approximately $14,000, which is inclusive of approximately $6,000 to $8,000 of annual maintenance capital expenditures, with the remainder representing capital expenditures focused primarily on improving the Company’s flexibility and capabilities around producing PVA products as well as increasing the capacity of its recycling facility.  The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Repayments of Debt Obligations
Other than the scheduled maturities of debt required under its existing debt obligations, the Company may, from time to time, elect to repay additional amounts borrowed under the ABL Facility.  These optional repayments of debt may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

Stock Repurchase Program
On January 22, 2013, the Company’s Board terminated the previous stock repurchase program and approved a new stock repurchase program to acquire up to $50,000 worth of the Company’s common stock.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and requirements set forth in the ABL Facility.  The repurchase program has no stated expiration or termination date.  The Company may discontinue repurchases at any time that management determines additional purchases are not warranted.  Under the repurchase program, there is no time limit for repurchase, nor are there a minimum number of shares intended to be repurchased or specific time frame in which the Company intends to repurchase.

On March 22, 2013, the Company entered into a Stock Purchase Agreement with Dillon. Pursuant to the Stock Purchase Agreement, the Company repurchased 500 shares of the Company’s common stock from Dillon for an aggregate amount of $8,500.  The Company and Dillon negotiated the $17.00 per share price based on approximately a 10% discount to the closing price of the stock on March 20, 2013.  Mr. Mitchel Weinberger, a member of the Company’s Board, is Dillon’s president and chief operating officer. The Company’s Board approved this transaction in accordance with its related person transactions approval policy. Mr. Weinberger was not involved in any decisions by the Company’s Board, or any committee thereof, with respect to this stock repurchase transaction.

In addition, during the third quarter of fiscal year 2013, the Company repurchased 71 shares of its common stock through open market transactions at an average price of $16.47 per share.

Liquidity Summary
Historically, the Company has met its working capital, capital expenditures and debt service requirements from its cash flows from operations.  The Company currently believes that its existing cash balances, cash generated by operations, and borrowings available under the ABL Revolver, will enable the Company to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, the Company’s cash balances, cash generated by operations and borrowings available under the ABL Revolver continue to be sufficient to fund its domestic operating activities as well as cash commitments for its investing and financing activities.  For its foreign operations, the Company expects its existing cash balances and cash generated by operations will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures.

Cash Provided by Operating Activities
Net cash provided by operating activities consists of the following:

	For the Nine Months Ended
	March 24, 2013	March 25, 2012
Cash receipts:
Receipts from customers	$515,109	$512,953
Dividends from unconsolidated affiliates	10,531	4,150
Other receipts	633	2,058

Cash payments:
Payments to suppliers and other operating costs	388,669	395,825
Payments for salaries, wages and benefits	83,096	84,882
Payments for interest	3,543	8,775
Payments for taxes	4,604	2,132
Other payments	1,435	293
	$44,926	$27,254

For the nine months ended March 24, 2013, the Company generated net cash from operations of $44,926 which represents an increase of $17,672 versus the comparable prior year period. The $2,156 increase in receipts from customers for the current year-to-date period when compared to the prior year-to-date period is primarily driven by the combination of increased sales volume across all segments and improved cash collections. Other receipts include interest income and other miscellaneous items. The $7,156 decrease in payments to suppliers and other operating costs for the current year-to-date period when compared to the prior year-to-date period is primarily driven by lower average inventory levels and reduced raw material costs as well as by increased balances for accounts payable and accrued expenses. The $1,786 decline in payments for salaries, wages and benefits is primarily due to lower variable compensation payments partially offset by increased payments for employee costs. The decline in payments for interest was due to both a lower average outstanding debt balance and a lower weighted average interest rate. Taxes paid by the Company increased $2,472 primarily due to increased tax payments related to the Company’s Brazilian and domestic operations. Other payments include operating expenses for Repreve Renewables and other miscellaneous items.

Cash Used in Investing Activities and Financing Activities
The Company utilized $5,981 for net investing activities and utilized $33,847 for net financing activities during the March 2013 year-to-date period.  Significant expenditures for investing activities include $4,522 on capital expenditures.  Significant financing activities include repurchases of Company stock of $9,671, and a net reduction of overall long term debt of $24,402. As discussed above, the Company prepaid in full the Term B loan, which included $20,515 in optional and mandatory prepayments and $615 of prepayment call premiums. In addition, the Company paid $5,400 in scheduled principal payments on the ABL Term Loan, and received $300 in net proceeds from the ABL Revolver and received $1,250 in proceeds from a related party term loan.

The Company utilized $5,807 in net investing activities and utilized $10,010 in net financing activities during the nine month period ended March 2012.  The primary cash outlays for investing and financing activities during the nine month period ended March 2012 included $10,288 to redeem a portion of the 2014 11.5% Senior secured notes, $5,329 in capital expenditures and $360 for investments in Repreve Renewables partially offset by $224 in proceeds from the sale of assets and $320 in capital contributions from non-controlling interest.

Contractual Obligations
The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.  As of March 24, 2013, except for scheduled maturities and the prepayment of the Term B Loan, there have been no other material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012.

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

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Securities and Exchange Commission has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from period to period could materially impact the presentation of the financial statements.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.  There have been no material changes to these policies during the current period.

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

Interest Rate Risk:  The Company is exposed to interest rate risk through its borrowing activities.  The Company has borrowings under its ABL Revolver and ABL Term Loan which have variable rates of interest.  The Company hedges a significant portion of its interest rate variability on its ABL Revolver and ABL Term Loan using interest rate swaps.  As of March 24, 2013, $85,000 of the Company’s $98,368 of debt obligations was hedged through interest rate swaps.  After giving effect to these arrangements, the Company’s sensitivity analysis shows that a 50-basis point increase in the LIBOR rate as of March 24, 2013 would result in an increase of $55 in annual cash interest expense.

Currency Exchange Rate Risk:  The Company conducts its business in various foreign countries and in various foreign currencies.  Each of the Company’s operations may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the operation’s functional currency and subject the Company to foreign currency exchange risk.  The Company may enter into foreign currency forward contracts to hedge this exposure.  For sales transactions, the Company typically hedges 50% to 75% of the sales value of these orders by using forward currency contracts.  The maturity dates of the forward currency contracts are intended to match the anticipated collection dates of the receivables.  As of March 24, 2013, the latest maturity date for outstanding forward currency contracts is during June 2013.  The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of March 24, 2013, the Company does not have a significant amount of exposure related to any foreign currency forward contracts.

As of March 24, 2013, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 20.4% of consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of March 24, 2013, $14,969 of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $2,106 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of March 24, 2013 is provided in “Footnote 18. Derivative Financial Instruments” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Market Capitalization versus Book Value:  As of the end of the third fiscal quarter of fiscal year 2013, the Company’s book value was $14.85 per share.  During the March 2013 fiscal quarter, the Company’s shares of common stock traded on the New York Stock Exchange at a high of $19.30 and at a low of $11.28 per share.  Due to the disparity between the share values, the Company periodically considers the recoverability of its assets and does not believe any of its assets to be impaired at this time.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 24, 2013, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c)  The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended March 24, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/24/12 – 1/24/13	—	—	—	$50,000
1/25/13 – 2/24/13	—	—	—	50,000
2/25/13 – 3/24/13	571	$16.93	571	40,330
Total	571	$16.93	571

Effective July 26, 2000, the Company’s Board of Directors (“Board”) authorized the repurchase of up to 3,333 shares of its common stock of which approximately 1,064 shares were subsequently repurchased. The repurchase program was suspended in November 2003.

On January 22, 2013, the Company’s Board terminated the previous stock repurchase program and approved a new stock repurchase program to acquire up to $50,000 worth of the Company’s common stock.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and requirements set forth in the ABL Facility.  The repurchase program has no stated expiration or termination date.  The Company may discontinue repurchases at any time that management determines additional purchases are not warranted.  Under the repurchase program, there is no time limit for repurchase, nor are there a minimum number of shares intended to be repurchased or specific time frame in which the Company intends to repurchase.

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

101
The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC. (Registrant)

Date:	May 3, 2013	By:	/s/ RONALD L. SMITH
Ronald L. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	May 3, 2013	By:	/s/ JAMES M. OTTERBERG
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

101
The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.