Form 10-K
period 2013-06-30
UNIFI INC
filed 2013-09-10
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of December 23, 2012, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $223,746,607. The registrant has no non-voting stock.

As of September 3, 2013, the number of shares of the registrant’s common stock outstanding was 19,512,949.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 23, 2013, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future economic performance, considering the information currently available to management. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive,” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements. These statements are not statements of historical fact; they involve risk and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement. Factors that could contribute to these differences include, but are not limited to:

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

●	changes in consumer spending, customer preferences, fashion trends and end-uses;

●	the financial condition of the Company’s customers;

●	the loss of a significant customer;

●	the success of the Company’s strategic business initiatives;

●	the continuity of the Company’s leadership;

●	volatility of financial and credit markets;

●	the ability to service indebtedness and fund capital expenditures and strategic initiatives;

●	availability of and access to credit on reasonable terms;

●	changes in currency exchange rates, interest and inflation rates;

●	the ability to reduce production costs;

●	the ability to protect intellectual property;

●	employee relations;

●	the impact of environmental, health and safety regulations;

●	the operating performance of joint ventures and other equity investments;

●	the accurate financial reporting of information from equity method investees; and

●	other factors discussed below in “Item 1A. Risk Factors” or the Company’s other periodic reports and information filed with the Securities and Exchange Commission (the “SEC”).

All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the impact of each such factor on the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, except as may be required by federal securities law.

We caution you that forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from the facts, results, performance or achievements we have anticipated in such forward-looking statements.

PART I

Fiscal Years

The Company’s fiscal year ends on the last Sunday in June which was June 30th for fiscal year 2013.  The Company’s Brazilian, Colombian and Chinese subsidiaries’ report on a calendar period basis with their fiscal years ending on June 30th.  For fiscal years 2012 and 2011, the Company’s fiscal years ended on June 24, 2012 and June 26, 2011, respectively, and there were no significant transactions or events that occurred between the Company’s fiscal year end and its subsidiaries’ fiscal year ends for these periods.  The Company’s fiscal year 2013 consists of 53 weeks, while fiscal years 2012 and 2011 each consisted of 52 weeks.

Presentation

All dollar and other currency amounts, as well as share amounts (except per share amounts), are presented in thousands (000s), except as otherwise noted.

Item 1. BUSINESS

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “we”, the “Company” or “Unifi”), is a multi-national manufacturing company that processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each is available in virgin or recycled varieties (made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and covered spandex products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and it has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”). The Company’s principal geographic markets for its products are located in the U.S., Canada, Mexico, Central America and South America. In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s PVA and other specialty products in the Asian textile market, primarily in China, as well as into the European market.

The Company has three operating segments, which are also its reportable segments. These segments derive revenues as follows:

●

The Polyester Segment manufactures Chip, POY, textured, dyed, twisted and beamed yarns, both virgin and recycled, with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive upholstery, home furnishings, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the U.S. and El Salvador.

●

The Nylon Segment manufactures textured nylon and covered spandex yarns, with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets. The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

●

The International Segment’s products primarily include textured polyester and various types of resale yarns and staple fiber. The International Segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions. This segment includes manufacturing locations and sales offices in Brazil and a sales office in China.

Other information for the Company’s reportable segments, including revenues, a measurement of profit or loss, and total assets by segment, is provided in “Note 27. Business Segment Information” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Strategy and Significant Developments

Business Strategy

The Company’s core strategies include: continuously improving all operational and business processes; enriching its product mix by growing its higher margin PVA product portfolio and increasing sales of yarns with regional rules of origin requirements; continuing its strategic penetration in global growth markets, such as China, Central America and Brazil; and maintaining its beneficial joint venture relationships.  The Company expects to continue to focus on these core strategies through investments in selected product and geographic development opportunities related to its core business.

REPREVE® and Other PVA

The Company remains committed to growing the business for its value-added products and believes its research and development work with brands and retailers continues to create new, world-wide sales opportunities, as the Company raises the visibility of REPREVE®, the Company’s umbrella brand for its recycled products, as a consumer brand. REPREVE® continues to be the flagship brand in the Company’s PVA portfolio, and the Company is pleased with the opportunities for new REPREVE® product adoptions. The Company is expanding into new end-uses and markets for REPREVE®, and it also expects to continue to grow the brand with current customers. The Company believes it can continue to increase its PVA sales as a percentage of its overall sales volume and grow its global PVA sales to create overall mix enrichment and margin gains. The Company remains on track to double its global PVA sales (from their level in fiscal year 2010) during fiscal year 2014. The Company’s PVA products represent approximately 19% of its consolidated sales volume, and REPREVE® continues to grow at a faster pace than other PVA products.

Planned PVA Expansion

The Company’s recycling facility in Yadkinville, North Carolina, which opened in May 2011, has allowed the Company (i) to expand the REPREVE® brand by increasing the amount and types of recyclable materials that can be used in the manufacturing process and (ii) to develop and commercialize PVA products that meet the sustainability demands for brands and retailers. Based on the Company’s anticipated growth rate for its domestic production of REPREVE® products, the Company believes that demand will exceed the capacity of its recycling facility within the next 12 months. Accordingly, the Company plans to expand the capacity of this facility during fiscal year 2014 to help ensure that the Company will meet growing demand for REPREVE®. The Company’s strategy of enriching its product mix through a focus on PVA products helps insulate it from the pressures of imports of low-priced commodity yarn and helps to establish the Company as an innovation leader in its core markets. In addition to expanding its REPREVE® capacity, the Company expects to make other capital investments to increase its manufacturing flexibility, including its small production run capabilities. These initiatives are designed to support the Company’s mix enrichment strategies, while also improving its ability to better service customers and handle an increasingly complex product mix. The capital expenditures required to accomplish these objectives are expected to be approximately $7,000 per year over normal maintenance capital expenditures for each of the next two fiscal years.

X Games Aspen 2013

As part of its efforts to expand consumer brand recognition of REPREVE®, the Company was the official recycling partner of the ESPN X Games Aspen 2013. Through this national advertising campaign, the Company generated over 42 million consumer impressions with its REPREVE® message with ESPN and directly engaged tens of thousands of consumers with the brand. The Company believes that taking a more active role in marketing REPREVE® directly to consumers not only creates awareness for REPREVE® among target consumers, it also raises the visibility and credibility of REPREVE® among brands and retailers. The Company intends to build upon the momentum created by the X Games Aspen 2013 affiliation to expand awareness of the range of products made with REPREVE® recycled fibers, raise awareness of the benefits of recycled products generally and establish REPREVE® as a leading ingredient in sustainable products.

Principal Markets

The Company believes apparel production is growing in the regions covered by the North American Free Trade Agreement (“NAFTA”) and Central American Free Trade Agreement (“CAFTA”), which regions comprise the principal markets for the Company’s operations. The share of apparel production for these regions as a percentage of U.S. retail has stabilized at approximately 18%, while retail consumption has grown – especially for apparel made with synthetic yarns. The Company expects incremental growth as retailers and brands maintain regional sourcing as part of their overall sourcing plans, retail sales grow modestly, and consumer preferences continue to shift away from cotton to synthetic apparel. The CAFTA region, which continues to be a competitive alternative to Asian supply chains for textile products, has not only maintained its share of synthetic apparel supply to U.S. retailers, it also continues to see new investments being made there. The share of synthetic apparel versus cotton apparel continues to increase and has provided growth for the consumption of synthetic yarns within the CAFTA region. The Company’s plant in El Salvador is running at or near capacity, and the Company expects to begin the process of relocating two additional texturing machines to El Salvador to take advantage of the long-term volume opportunities in this region.

Brazil

Throughout fiscal year 2013, the Company’s Brazilian subsidiary was negatively impacted by rising raw material costs; continued imports of fiber, fabric and finished goods, which placed pressure on the lower end of the Company’s textured yarn product offerings; the inflation rate in Brazil, which adversely affected the Company’s converting costs; and adverse changes to an existing value-added tax incentive benefit for local manufacturers. However, the Company has been working on several initiatives designed to improve operating results and to overcome the reduction of the value-added tax benefits. The Company expects that the combination of (i) implementing process improvements and manufacturing efficiency gains that help lower per unit costs, (ii) aggressively pursuing a mix enrichment strategy leading to a more defensible product mix, and (iii) the current initiatives taken by the Brazilian government to support domestic yarn manufacturers, will allow the Company to improve operating results for the Company’s fiscal year 2014.

China

The operating results for the Company’s Chinese subsidiary improved significantly for fiscal year 2013. Despite the Company’s belief that the current market conditions are soft and capacity utilization rates are low throughout the Chinese textile industry, interest and demand for the Company’s PVA products in the region remains robust, and the Company is encouraged by sales opportunities that are either in development or under consideration with key brands. The Company also believes that improving demand for its PVA products in Europe will present new growth opportunities for its operations in China. As a result, the Company has hired a sales agent located in Europe to market more effectively to brands and retailers located there.

Completion of the Company’s Deleveraging Strategy

During fiscal year 2013, the Company successfully completed its multi-year deleveraging strategy, which has substantially lowered the Company’s debt levels and its annual interest expense. Since June 27, 2010, the Company has reduced its total debt by approximately $80,000, lowered its overall weighted average interest rate to approximately 3.4% (from 11.5%) and reduced its expected annual interest expense by approximately $18,000 per year.

Stock Repurchase Program

During fiscal year 2013, the Company’s Board of Directors approved a new stock repurchase program to acquire up to $50,000 worth of the Company’s common stock.  As of September 3, 2013, the Company has repurchased 1,208 shares at an average per share price of $18.66 under this stock repurchase program. The Company will continue to evaluate opportunities to use excess cash flow from operations or borrowings to repurchase additional stock, while maintaining the necessary liquidity to support its operational needs and fund future growth opportunities.

Repreve Renewables, LLC*

During fiscal year 2013, the Company’s bio-energy feedstock joint venture made significant progress in the commercialization of a proprietary suite of establishment technologies and a patented bio-energy crop, Freedom Giant Miscanthus (“FGM”).   Repreve Renewables, LLC (“Renewables”), in which the Company has a 60% membership interest (and which is separate from the Company’s REPREVE® products), has developed rhizome digging, processing and planting technology, which is highly efficient and effective at delivering high germination rates for plant varieties, like FGM, at significantly reduced establishment costs.  The Company believes this technology provides commercial scale planting capabilities, which Renewables expects to further refine in the 2014 planting season.  The Company believes giant Miscanthus, based on its yield potential, elemental composition and environmental properties, has the potential to be a leader in the growing biomass feedstock market.  Based on current projections prepared by the U.S. Department of Energy and Renewables’ estimates, the U.S. biomass feedstock market for perennial grasses such as FGM is expected to be approximately $30 billion annually by 2022.  The Company believes FGM has the potential to be a leader in the developing biomass feedstock market, and the Company intends to assist Renewables in its plans to develop, fund and implement strategies during fiscal year 2014 focused on capitalizing on this opportunity.

* Dollar amounts for market or industry data in this section are actual and not in thousands (000s).

Industry Overview*

The Company operates in the textile industry and, within it, the respective markets for yarns, fabrics, fibers and end-uses such as apparel and hosiery, automotive upholstery, industrial and home furnishings. The textile industry is global, although there are several distinctive regional or other geographic markets that often shape the business strategies and operations of participants in the industry. Because of free trade agreements and other trade regulations by the U.S. government, the U.S. textile industry, which is otherwise a distinctive geographic market on its own, is often considered in conjunction with other geographic markets or regions in North, South and Central America, such as the regions covered by either or both of NAFTA and CAFTA. As discussed above and elsewhere, the Company’s principal markets for its products are in the regions covered by NAFTA and CAFTA, which together include the countries of Canada, Mexico, Costa Rica, Guatemala, Honduras, El Salvador, Nicaragua, the Dominican Republic and the United States.

According to data compiled by Petrochemical Consultants International, global demand for polyester yarns, which includes both filament and staple yarns, has grown steadily since 1980, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide sales.  In calendar year 2012, global polyester consumption accounted for an estimated 53% of global fiber consumption, and demand is projected to increase by approximately 4% to 5% annually through 2020.  In calendar year 2012, global nylon consumption accounted for an estimated 5% of global fiber consumption, and demand is projected to increase by approximately 2% annually through 2020. The polyester and nylon fiber sectors together accounted for approximately 59% of U.S. textile consumption during calendar year 2012.

According to the National Council of Textile Organizations, the U.S. textile industry’s total shipments were $53 billion for calendar year 2012.  The industrial and consumer floor covering, apparel and hosiery, and furnishings markets account for 43%, 34%, 15% and 8% of total production, respectively. During calendar year 2012, the U.S. textile industry exported more than $17 billion of textile products and has grown by 36% since 2009, an increase of over $4.5 billion. The U.S. textile industry is a large manufacturing employer in the U.S. The overall textile industry employed 499,000 workers in calendar year 2012.

Trade Regulation and Rules of Origin

The duty rate on imports into the U.S. of finished apparel categories that utilize polyester and nylon yarns generally range from 16% to 32%. Over the last decade, imports of fabric and finished goods into the U.S. have increased significantly from countries that do not participate in free trade agreements or trade preference programs despite duties charged on those imports. The primary drivers for that growth were lower overseas operating costs, foreign government subsidization of textile industries, increased overseas sourcing by U.S. retailers, the entry of China into the World Trade Organization, and the staged elimination of all textile and apparel quotas. Although global apparel imports represent a significant percentage of the U.S. market, Regional FTAs (as described below), which follow general “yarn forward” rules of origin, allow duty free advantages for apparel made from regional fibers, yarns and fabrics, allowing the Company opportunities to participate in this growing market.

A significant number of the Company’s customers in the apparel market produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by NAFTA, CAFTA, and the Colombia and Peru free trade agreements (collectively, the “Regional FTAs”). These Regional FTAs contain rules of origin requirements in order for products covered by them to be eligible for duty-free treatment. In the case of textiles such as fabric, yarn (such as POY), fibers (filament and staple) and certain garments made from them, the products are generally required to be fully formed within the respective regions. The Company is the largest filament yarn manufacturer and one of the few producers of qualifying synthetic yarns in the regions covered by these agreements.

U.S. legislation commonly referred to as the Berry Amendment stipulates that certain textile and apparel articles purchased by the U.S. Department of Defense must be manufactured in the U.S. and must consist of yarns and fibers produced in the U.S. Efforts are currently underway to expand this legislation to require other government agencies, such as the Department of Homeland Security, to purchase U.S. origin textile products when available. The Company is the largest producer of such yarns for Berry Amendment compliant programs.

The Company refers to fibers sold with specific rules of origin requirements under the Regional FTAs and fibers sold with rule of origin requirements under the Berry Amendment as “Compliant Yarns”. On a consolidated basis, approximately 50% of the Company’s sales are sold as Compliant Yarns under the terms of the Regional FTAs or the Berry Amendment.

* Dollar amounts for market or industry data in this section are actual and not in thousands (000s).

In the last four years, the share of apparel production for the NAFTA and CAFTA regions as a percentage of U.S. retail has stabilized at 18%, while retail consumption has grown for apparel made with synthetic yarns. This trend supports the Company’s view that the remaining synthetic apparel production within these regional markets is more specialized and defensible, and, in some cases, apparel producers are bringing programs back to the regions as a part of a balanced sourcing strategy of some retailers and brands.

The Company believes the requirements of the rules of origin and the associated duty-free cost advantages in the Regional FTAs, together with the Berry Amendment and the growing need for quick response and inventory turns, will ensure that a portion of the existing textile industry will remain based in the Americas. The Company expects that the NAFTA and CAFTA regions will continue to maintain their share of apparel production as a percentage of U.S. retail. Because the Company is the largest of only a few significant producers of Compliant Yarns under these Regional FTAs, one of the Company’s business strategies is to leverage its eligibility status for duty-free processing to increase its share of business with regional and domestic fabric producers who ship their products into these regions.

Over the longer term, however, the textile industry in the U.S. and the NAFTA and CAFTA regions, are likely to be impacted when and if negotiations are concluded to forge a new TransPacific Partnership Free Trade Agreement (“TPP”). Countries currently participating in the TPP negotiations, which have been ongoing for several years, include Australia, Brunei, Canada, Chile, Malaysia, Mexico, Japan, New Zealand, Peru, Singapore, Vietnam and the United States. The U.S. government has presented a yarn forward rule of origin for inclusion in the TPP, which (if accepted) would provide certain protections for textile and apparel producers in the U.S. and NAFTA and CAFTA regions, but negotiations on that and other important market access issues for textiles and apparel have not been completed. Several participants, including Vietnam, are pressing for immediate duty-free market access to these regional markets and a more liberal rule of origin, either of which would have significant adverse effects on the textile industry and apparel market in the U.S. and the NAFTA and CAFTA regions. While the completion of negotiations for the TPP (and its implementation following possible completion), is not expected to occur for several years, numerous participants in the U.S. textile industry are actively engaged in initiatives to eliminate or reduce the likelihood of such an adverse outcome, or at least to delay the full potential of its impact. The Company’s long-term business strategies are also focused on ways to maintain the Company’s profitability when and if the TPP is concluded and implemented.

Products and Related Markets

The Company manufactures polyester yarn and related products in the U.S., El Salvador and Brazil, and nylon yarns in the U.S. and Colombia, for a wide range of end-uses. In addition, the Company purchases certain yarns for resale to its customers. The Company processes and sells POY, as well as high-volume commodity yarns, and PVA and other specialty yarns in both domestic and international markets, with PVA yarns making up approximately 19%, 18% and 17% of consolidated sales for fiscal years 2013, 2012 and 2011, respectively. The Company provides products to a variety of end-use markets, the principal ones of which are the apparel market, the industrial market, the furnishings market and the automotive upholstery market.

The apparel market, which includes hosiery, represents approximately 66% of the Company’s sales. Apparel retail sales, supply chain inventory levels and strength of the regional supply base are vital to this market. Generally, synthetic apparel consumed in the U.S. grows 4% to 5% per year and, over the last four years, the Regional FTA share of supply of U.S. synthetic apparel has remained constant at approximately 18%.

The industrial market represents approximately 14% of the Company’s sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics and awnings.

The furnishings market, which includes both contract and home furnishings, represents approximately 11% of the Company’s sales. Furnishings sales are largely dependent upon the housing market, which in turn is influenced by consumer confidence and credit availability.

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

The Company also adds value to the overall supply chain for textile products, and increases consumer demand for the Company’s own products, through the development and introduction of branded yarns that provide unique sustainability, performance, comfort and aesthetic advantages. The Company’s branded portion of its yarn portfolio continues to provide product differentiation to brands, retailers and consumers and includes products such as:

●	REPREVE®, a family of eco-friendly yarns made from recycled materials. Since its introduction in 2006,

REPREVE® has been the Company’s most successful branded product. The Company’s recycled performance fibers are manufactured to provide certain performance and/or functional properties to various types of fabrics and end products. REPREVE® can be found in the products of well-known brands and retailers such as Ford, Haggar, Life Khaki, Polartec, The North Face, Patagonia, REI, Perry Ellis, Home Depot, Sears, Macy’s, Kohl’s, Greg Norman and Belk department stores.

●

Reflexx®, a family of stretch yarns that can be found in a wide array of end-use applications, from home furnishings to performance wear and from hosiery and socks to work wear and denim. Reflexx® can be found in many products, including certain products used by the U.S. military.

●

Sorbtek®, a permanent moisture management yarn primarily used in performance base layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items. Sorbtek® can be found in many well-known apparel brands, including Adidas and Asics, and is also used by MJ Soffe and New Balance for certain U.S. military products.

●	aio® all-in-one performance yarns combine multiple performance properties into a single yarn. aio® is being used by brands MJ Soffe and New Balance for several U.S. military apparel products.

●	A.M.Y. ®, a yarn with permanent antimicrobial properties for odor control. A.M.Y.® is being used by MJ Soffe and New Balance in certain products for the U.S. military.

Research and Development

The Company has a research and development staff of approximately 47 persons who work closely with the Company’s customers and others to develop a variety of yarns and improvements to the performance properties of existing yarns and fabrics. Among other things, the Company’s research and development staff evaluates trends and uses the latest technology to create innovative specialty and PVA yarns that meet the needs of evolving consumer preferences. The Company also includes as part of its research and development initiatives the use of continuous improvement methodologies to increase its manufacturing and other operational efficiencies, both to enhance product quality and to derive cost savings. For fiscal years 2013, 2012 and 2011, the Company incurred $4,940, $4,764 and $4,145, respectively, for research and development costs (including salaries and benefits of its personnel involved in those efforts) with respect to product development or improvement initiatives alone.

Manufacturing Processes

The Company uses advanced production processes to manufacture its high quality yarns cost-effectively. The Company believes that its flexibility and know-how in producing specialty yarns provides important development and commercialization advantages. The Company produces polyester POY for its commodity and PVA and other specialty yarns in its polyester spinning facility located in Yadkinville, North Carolina. The POY yarns can be sold externally or further processed internally. The Company produces recycled polyester Chip at the Repreve Recycling Center at its Yadkinville location. This facility allows the Company to improve the availability of recycled raw materials and significantly increase product capabilities and competitiveness in the growing market for REPREVE®.

Additional processing of the Company’s polyester yarn products includes texturing, package dyeing, twisting and beaming. The texturing process, which is common to both polyester and nylon, involves the use of high-speed machines to draw, heat and false-twist POY to produce yarn with different physical characteristics, depending on its ultimate end-use. Texturing gives the yarn greater bulk, strength, stretch, consistent dye-ability and a softer feel, thereby making it suitable for use in the knitting and weaving of fabric. Package dyeing allows for matching of customer-specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting incorporates real twist into filament yarns, which can be sold for a variety of uses such as sewing thread, home furnishings and apparel. Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications.

The Company produces its textured nylon yarn products at its Madison, North Carolina location. Additional processing of the Company’s nylon yarn products primarily includes covering, which involves the wrapping or air entangling of filament or spun yarn around a core yarn. This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles while maintaining a softer feel.

Sales and Marketing

The Company employs an internal sales force of approximately 40 persons operating out of sales offices in the U.S., Brazil, China, El Salvador, Colombia and Europe. The Company relies on independent sales agents for sales in several other countries. The Company seeks to create strong customer relationships and continually seeks ways to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, the Company has created significant pull-through sales and brand recognition for its products. For example, the Company works with brands and retailers to educate and create demand for its value-added products. The Company then works with key fabric mill partners to develop specific fabric for those brands and retailers utilizing its PVA products. Based on the establishment of many commercial and branded programs, this strategy has been successful for the Company.

Customers

The Company’s Polyester Segment has approximately 380 customers, its Nylon Segment has approximately 160 customers and its International Segment has approximately 610 customers in a variety of geographic markets. The Company’s products are manufactured based upon product specifications by the respective customers and are shipped based upon customer order requirements. Customer payment terms are generally consistent across the segments and are based on prevailing industry practices for the sale of yarn domestically or internationally.

The Company’s sales are not materially dependent on a single customer or a small group of customers; no single customer accounts for ten percent or more of the Company’s consolidated net sales. The Company’s top ten customers accounted for approximately 32% of sales for fiscal year 2013 and approximately 32% of receivables as of June 30, 2013. The Company’s sales within its Nylon Segment are materially dependent upon sales to Hanesbrands, Inc., a domestic customer that accounted for approximately 33% of the Nylon Segment’s sales for fiscal year 2013.

Geographic Data

Geographic information for the Company’s net sales is as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
U.S.	$519,148	$515,522	$502,255

Brazil	124,455	125,737	144,669
All Other Foreign (excluding Brazil)	70,359	63,827	65,888
All Foreign (including Brazil)	194,814	189,564	210,557

Total Net sales	$713,962	$705,086	$712,812

The geographic information for net sales is based upon the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $93,128, $84,558 and $82,944 for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively.

Geographic information for the Company’s long-lived assets is as follows:

	June 30, 2013	June 24, 2012	June 26, 2011
U.S.	$200,958	$215,890	$229,147

Brazil	16,150	19,121	27,918
All Other Foreign (excluding Brazil)	8,658	7,935	6,242
All Foreign (including Brazil)	24,808	27,056	34,160

Total long-lived assets	$225,766	$242,946	$263,307

Long-lived assets are comprised of net property, plant and equipment; net intangible assets; investments in unconsolidated affiliates; and other non-current assets.

Geographic information for the Company’s total assets is as follows:

	June 30, 2013	June 24, 2012	June 26, 2011
U.S.	$346,651	$370,572	$385,200

Brazil	72,735	77,788	113,855
All Other Foreign (excluding Brazil)	36,080	33,873	38,321
All Foreign (including Brazil)	108,815	111,661	152,176

Total Assets	$455,466	$482,233	$537,376

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Polyester Segment is NanYa Plastics Corp. of America (“NanYa”) for Chip and POY. For the International Segment, Reliance Industries, Ltd (“Reliance”) is the main supplier for POY. The primary suppliers of POY to the Nylon Segment are HN Fibers, Ltd., U.N.F. Industries Ltd. (“UNF”), UNF America, LLC (“UNF America”), Invista S.a.r.l. (“INVISTA”), Universal Premier Fibers, LLC, and Nilit US (“Nilit”). (Each of UNF and UNF America is a 50/50 joint venture between the Company and Nilit.) Currently, there are numerous domestic suppliers available to fulfill the Company’s sourcing requirements for its recycled products.

The Company produces and buys certain of its raw material fibers for Compliant Yarns from a variety of sources in both the U.S. and Israel. The Company produces a portion of its Chip requirements in its recycling center and purchases the remainder of its requirements from external suppliers for use in its spinning facility. In the U.S., Brazil and China, the Company purchases nylon and polyester products for resale from various suppliers. Although the Company does not generally have difficulty in obtaining its raw material requirements, the Company has in the past experienced interruptions or limitations in the supply of certain raw materials.

Intellectual Property

The Company has 33 U.S. registered trademarks. Due to its current brand recognition and potential growth opportunities, the Company believes that REPREVE® is its most significant trademark. Ownership rights in U.S. registered trademarks do not expire if the trademarks are continued in use and properly protected. Renewables, in which the Company has a 60% membership interest, also has a global, exclusive license to the proprietary biomass variety, FREEDOM® Giant Miscanthus, developed by Mississippi State University.

The Company licenses certain trademarks, including Dacron® and Softec™, from INVISTA.

Competition

The industry in which the Company operates is global and highly competitive. The Company competes not only as a global yarn producer, but also as part of a regional supply chain for certain textile products. For sales of Compliant Yarns, the Company competes with a limited number of foreign and domestic producers of polyester and nylon yarns. For sales of non-Compliant Yarns, the Company competes with a larger number of foreign and domestic producers of polyester and nylon yarns, who can meet the required customer specifications of quality, reliability and timeliness. The Company is affected by the importation of textile, apparel and hosiery products, which adversely impacts demand for polyester and nylon yarns from the Company in certain of its markets. Several foreign competitors in the Company’s supply chain have significant competitive advantages, including lower wages, raw material costs, capital costs, and favorable currency exchange rates against the U.S. dollar, which could make the Company’s products, or the related supply chains, less competitive. While competitors have traditionally focused on high volume commodity products, they are now increasingly focused on specialty and value-added products for which the Company has been able to generate higher margins.

The Company’s major competitors for polyester yarns are O’Mara, Inc. and NanYa in the U.S.; AKRA, S.A. de C.V. in the NAFTA region; and C S Central America S.A. de C.V. in the CAFTA region. The Company’s major competitors in Brazil are Avanti Industria Comercio Importacao e Exportacao Ltda., Polyenka Ltda., and other imported yarns and fibers. The Company’s major competitors for nylon yarns are Sapona Manufacturing Company, Inc. and McMichael Mills, Inc. in the U.S., and Worldtex, Inc. in the Andean region in South America.

In Brazil, Petrosuape-Companhia Petroquimica de Pernambuco (“Petrosuape”), a subsidiary of Petrobras Petroleo Brasileiro S.A., a public oil company controlled by the Brazilian government, is constructing a polyester manufacturing complex located in the northeast sector of the country. Petrosuape is expected to produce PTA, polyethylene terephthalate (“PET”) resin, POY and textured polyester. Once fully operational, Petrosuape will most likely be a significant competitor because its textured polyester operations are expected to have approximately twice the capacity of the Company’s subsidiary, Unifi do Brasil. Petrosuape’s textured polyester operation started limited production in July 2010 and is expected to be in full commercial production by the middle of calendar year 2014.

Employees

The Company has approximately 2,500 employees. The number of employees in the Polyester Segment, Nylon Segment, International Segment and corporate office are approximately 1,300, 600, 500 and 100, respectively. While employees of the Company’s foreign operations are generally unionized, none of the domestic employees are currently covered by a collective bargaining agreement.

Seasonality

The Company is not significantly impacted by seasonality. Excluding the effects of fiscal years with 53 rather than 52 weeks, the most significant effects on the Company’s results of operations for particular periods during a year are due to planned manufacturing shutdowns by either the Company or its customers for certain holiday or traditional shutdown periods, which are not concentrated in any one particular season.

Backlog

The Company’s level of unfilled orders is affected by many factors, including the timing of specific orders and the delivery time for the specific products, as well as the customer’s ability or inability to cancel the related order. As such, the Company does not consider the amount of unfilled orders, or backlog, to be a meaningful indicator of expected levels of future sales or to be material to an understanding of the Company’s business as a whole.

Inflation

The Company expects costs to continue to rise for certain of the consumables that it uses to produce and ship its products, as well as for its utilities and certain employee costs and benefits. While the Company attempts to mitigate the impacts of such rising costs through its operational efficiencies and increased selling prices, inflation may become a factor that negatively impacts the Company’s profitability.

Environmental Matters

The Company is subject to various federal, state and local environmental laws and regulations limiting the use, storage, handling, release, discharge and disposal of a variety of hazardous substances and wastes used in or resulting from its operations (and to potential remediation obligations thereunder). These laws include the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (including provisions relating to underground storage tanks) and the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” or “CERCLA”, and various state counterparts. The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other things, establish exposure standards regarding hazardous materials and noise standards, and regulate the use of hazardous chemicals in the workplace.

The Company believes that it has obtained, and is in compliance in all material respects with, all significant permits required to be issued by federal, state or local law in connection with the operation of its business. The Company also believes that the operation of its production facilities and the disposal of waste materials are substantially in compliance with applicable federal, state and local laws and regulations, and that there are no material ongoing or anticipated capital expenditures associated with environmental control facilities necessary to remain in compliance with such provisions. The Company incurs normal operating costs associated with the discharge of materials into the environment, but does not believe that these costs are material or inconsistent with its domestic competitors.

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA. The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and to clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont.

This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site (which was from 2004 to 2008). However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont, and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Unconsolidated Joint Ventures

The Company participates in two joint ventures that are suppliers to the Company’s Nylon Segment, with one located in the U.S. and one in Israel. The Company also participates in Parkdale America, LLC (“PAL”), which is a joint venture between the Company and Parkdale Incorporated (“Parkdale”) that is a domestic cotton and synthetic spun yarn manufacturer. As of June 30, 2013, the Company had $93,261 invested in these unconsolidated affiliates. For fiscal year 2013, $11,444 of the Company’s $29,014 of income before income taxes was generated from its investments in these unconsolidated affiliates, of which $9,481 was attributable to PAL. The Company’s investment in PAL has generated a significant portion of the Company’s earnings, and dividends from PAL have contributed a significant portion of the Company’s cash flow from operations. Other information regarding the Company’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 24. Investments in Unconsolidated Affiliates and Variable Interest Entities” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Available Information

The Company’s website is: www.unifi.com. The information on our website is available for informational purposes and convenience only, and is not incorporated by reference in this Annual Report on Form 10-K or any other filing we make with the SEC.

We make available on our website certain reports and amendments to those reports, as applicable, that the Company files with or furnishes to the SEC pursuant to the Exchange Act as soon as practicable after such material is electronically filed with or furnished to the SEC. These include our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. In addition, many of our corporate governance documents are available on our website, including our Corporate Governance and Nominating Committee Charter, our Compensation Committee Charter, our Audit Committee Charter, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and our Ethical Business Conduct Policy Statement. Copies of such materials, as well as any of our SEC reports, may also be obtained without charge by writing to Unifi, Inc. P.O. Box 19109, Greensboro, North Carolina 27419-9109, Attention: Office of the Secretary.

Item 1A. RISK FACTORS

Our business, operations and financial condition, and the textile industry in which we operate, are subject to various risks. Some of these risks are described below, but they do not constitute all of the risks that may be applicable to us, our business or our industry. New risks may emerge from time to time, and it is not possible for us to predict all potential risks or to assess with certainty the likely impact of all risks. The discussion below is intended as a summary only of certain material risk factors. More detailed information concerning the risk factors described below is contained in other sections of this Annual Report on Form 10-K, including in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should consider all such risks in evaluating the Company or making any investment decision involving the Company.

Risks Relating to Our Business

The Company faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products. Because the Company and the supply chains in which the Company operates do not typically operate on the basis of long-term contracts with textile and apparel customers, these competitive factors could cause the Company’s customers to shift rapidly to other producers.

The Company competes not only against domestic and foreign yarn producers, but also against importers of foreign sourced fabric and apparel into the U.S. and other countries in which the Company does business. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor and raw materials costs, government subsidies, and favorable currency exchange rates against the U.S. dollar. If any of these advantages increase, or if new and/or larger competitors emerge in the future, the Company’s products could become less competitive, and its sales and profits may decrease as a result. Also, while these foreign competitors have traditionally focused on commodity production, they are now increasingly focused on value-added products, where the Company has been able to generate higher margins. The Company may not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

In Brazil, Petrosuape’s textured polyester operations are expected to have approximately twice the capacity of the Company’s subsidiary, Unifi do Brasil, when Petrosuape reaches full commercial production, which is expected by the middle of calendar year 2014. Such capacity expansion may negatively impact the synthetic textile filament market in Brazil, thereby negatively impacting the operating results of Unifi do Brasil and the Company on a consolidated basis.

The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, or be able to pass on without a time lag that adversely affects the Company during one or more periods.

A significant portion of the Company’s raw materials are derived from petroleum-based chemicals. The prices for petroleum and petroleum-related products (and energy costs) are volatile and dependent on global supply and demand dynamics, including geo-political risks. While the Company enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted feedstock market prices. Therefore, supply agreements provide only limited protection against price volatility. While the Company has at times in the past been able to increase sales prices in response to increased raw material costs, the Company has not always been able to do so. The Company has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers, and certain other market regulations that favor the Company over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor and/or energy, any of which costs may impact the Company’s ability to maintain satisfactory margins. If the Company is not able to fully pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations or cash flows.

The Company depends upon limited sources for raw materials, and interruptions in supply could increase its costs of production, cause production inefficiencies, or lead to a halt in production in an extreme case.

The Company depends on a limited number of third parties for certain raw material supplies such as POY and Chip. Although alternative sources of raw materials exist, the Company may not be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. The Company is dependent on NAFTA and CAFTA qualified suppliers of raw material for the production of Compliant Yarns. These suppliers are also at risk with their raw material supply chains. Any disruption or curtailment in the supply of any of its raw materials could cause the Company to reduce (or cease, in an extreme case) its production for an extended period, or require the Company to increase its pricing, which could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

The Company has significant foreign operations, and its results of operations may be adversely affected by the risks associated with doing business in foreign locations, including the risk of fluctuations in foreign currency exchange rates.

The Company has operations in Brazil, China, Colombia and El Salvador, and participates in a foreign joint venture located in Israel. The Company serves customers in Canada, Mexico and various countries in Europe, Central America, South America and Asia. The Company’s foreign operations are subject to certain political, tax, economic and other uncertainties not encountered by its domestic operations that can materially impact the Company’s supply chains or other aspects of its foreign operations. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, compliance with a variety of foreign laws (including tax laws), the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to the Company or any of its U.S. subsidiaries, maintenance of minimum capital requirements, and import and export controls. The Company’s results of operations and business could be adversely affected as a result of a significant adverse development with respect to any of these matters.

Through its foreign operations, the Company is also exposed to currency exchange rate fluctuations. Fluctuations in foreign exchange rates will impact period-to-period comparisons of the Company’s reported results. Additionally, the Company operates in countries with foreign exchange controls. These controls may limit the Company’s ability to repatriate funds from its international operations and joint venture or otherwise to convert local currencies into U.S. dollars. These limitations could adversely affect the Company’s ability to access cash from these operations.

As product demand flow shifts from a region or within a region, the Company could lose its cost competitiveness due to the location of manufacturing operations.

The Company primarily manufactures its products in the U.S., Brazil, El Salvador and Colombia and has a sales office in China. In the event there is a product demand flow shift, the Company may incur higher manufacturing, transportation and/or raw material costs than it could achieve if its manufacturing operations were located in or closer to these new product demand centers. This could adversely affect the competitiveness of the Company’s operations and have a material adverse effect on its business, financial condition, results of operations or cash flows.

Unforeseen or recurring operational problems at any of the Company’s facilities may cause significant lost production.

The Company’s manufacturing processes could be affected by operational problems that could impair its production capability. Disruptions at any of its facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of equipment; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroads, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties; or other operational problems. Any prolonged disruption in operations at any of its facilities could cause significant lost production, which would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company is currently implementing various strategic business initiatives, and the success of the Company’s business will depend on its ability to effectively develop and implement these initiatives.

The Company is currently developing and implementing various strategic business initiatives to improve the Company’s competitive advantage and profitability and enhance shareholder value. These initiatives include expanding branded PVA yarns and increasing the market penetration of REPREVE® product offerings. The development and implementation of these initiatives requires financial and management commitments, outside of day-to-day operations. If the Company is unable to implement an important initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, the Company’s business, financial condition, results of operations or cash flows could be adversely affected.

The Company’s future success will depend in part on its ability to protect its intellectual property rights, and the Company’s inability to enforce these rights could cause it to lose sales and its competitive advantage.

The Company’s success depends in part upon its ability to protect and preserve its rights in the trademarks and other intellectual property it owns or licenses, including its proprietary know-how, methods and processes, and the intellectual property related to its REPREVE® brand. The Company relies on the trademark, copyright and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect its intellectual property rights. However, the Company may be unable to prevent third parties, employees or contractors from using its intellectual property without authorization, breaching nondisclosure or confidentiality agreements with it, or independently developing technology that is similar to the Company’s property. The use of the Company’s intellectual property by others without authorization may reduce any competitive advantage that it has developed, cause it to lose sales or otherwise harm its business.

The success of the Company depends on the ability of its senior management team, as well as the Company’s ability to attract and retain other key personnel.

The Company’s success is highly dependent on the abilities of its management team. The management team must be able to work together effectively to successfully conduct the Company’s current operations, as well as implement the Company’s important strategies. The Company currently does not have employment agreements with the members of its management team and cannot ensure investors that any of these individuals will remain with the Company. The Company does not have key man life insurance policies on any of the members of the management team. The failure to retain key managers or key members of the Company’s design, product development, manufacturing, merchandising or marketing staff, or to hire additional qualified personnel for its operations, could be detrimental to the Company’s operations and ability to execute its strategic business initiatives.

The Economic Adjustment Assistance to Users of Upland Cotton may be discontinued, which could adversely affect PAL and thereby the Company’s earnings and cash flows from that joint venture.

PAL, which is one of the Company’s joint ventures, receives economic adjustment payments (“EAP”) from the Commodity Credit Corporation under the Economic Adjustment Assistance program to Users of Upland Cotton. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment, or machinery directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. Should PAL no longer meet the criteria to receive economic assistance under the program, or should the program be discontinued, PAL’s business could be significantly impacted, which would adversely affect the Company.

The Company has made (and may continue to make) investments in entities that it does not control, which subjects the Company to uncertainties about their operating performance and their ability and willingness to make distributions of profits or cash flow to the Company, and to risks from reliance on their financial information.

The Company has established joint ventures, and made minority interest investments, that the Company does not control. While these investments are designed to advance important business interests of the Company, the Company does not have majority voting control of these entities or the ability otherwise to control their policies, management or affairs. The interests of persons who control these entities may differ from the Company’s, and those persons may cause an entity to take actions that are not in the Company’s best interest. Among other things, the Company’s inability to control these entities may adversely affect its ability to receive distributions from them or to fully implement its business plan. The incurrence of debt or entry into other agreements by an entity may result in restrictions or prohibitions on that entity’s ability to pay dividends or make other distributions to the Company. Even where such entities are not restricted by contract or by law from making distributions, the Company may not be able to influence the occurrence or timing of such distributions. In addition, if any of the other investors in these entities fails to observe its commitments, that entity may not be able to operate according to its business plan, or the Company may be required to increase its level of investment commitment. If any of these events were to occur, the Company’s business, results of operations, financial condition or cash flows could be adversely affected.

The Company also relies on accurate financial reporting from these entities for preparation of the Company’s quarterly and annual financial statements. Errors in the financial information reported by these entities could be material to the Company and may require it to restate past financial statements. Any such restatements could have a material adverse effect on the Company or the market price of its common stock.

The Company requires cash to service its indebtedness and fund capital expenditures and strategic initiatives, and its ability to generate sufficient cash for those purposes depends on many factors beyond its control.

The Company’s principal sources of liquidity are cash flows generated from operations and borrowings under its credit facility. The Company’s ability to make payments on its indebtedness, to fund planned capital expenditures and to fund strategic initiatives will depend on its ability to generate future cash flows from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The business may not generate sufficient cash flows from operations, and future borrowings may not be available to the Company in amounts sufficient, to enable the Company to pay its indebtedness and to fund its other liquidity needs. Any such development would have a material adverse effect on the Company.

Risks Relating to the Textile Industry

A decline in general economic or political conditions, and changes in consumer spending, could cause a decline in demand for textile products.

The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishings, automotive, industrial and other similar end-use markets. Demand for furniture and durable goods is often affected significantly by economic conditions that have global or regional industry-wide consequences. Demand for a number of categories of apparel also tends to be tied to economic cycles and customer preference that affect the textile industry generally. Demand for textile products, therefore, tends to vary with the business cycles of the U.S. and other economies, as well as changes in global trade flows, and economic and political conditions.

Changes in the trade regulatory environment could weaken the Company’s competitive position significantly and have a material adverse effect on its business.

A number of markets within the textile industry in which the Company sells its products – particularly the apparel, hosiery and home furnishings markets – are subject to intense foreign competition. Other markets within the textile industry in which the Company sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam. Changes in such trade regulations or duties may make the price of the Company’s products less attractive than the goods of its competitors or the finished apparel products of a competitor in the supply chain, which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

An increase of illegal transshipments of textile and apparel goods into the U.S. (or into the NAFTA or CAFTA regions) could have a material adverse effect on the Company’s business.

According to industry experts and trade associations, there has been a significant amount of illegal transshipments of apparel products into the U.S. and into certain other countries in the NAFTA and CAFTA regions. Such illegal transshipments, at whatever level they reach, may negatively impact the markets in which the Company competes. Illegal transshipment involves circumventing duties by falsely claiming that textiles and apparel are a product of a particular country of origin (or include yarn of a particular country of origin) to avoid paying higher duties or to receive benefits from regional free trade agreements, such as NAFTA and CAFTA. If illegal transshipments are not monitored, and if enforcement is not effective, these shipments could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The outcome of negotiations for a trade agreement among the TPP participating countries is unpredictable and could lead to provisions that materially and adversely affect the U.S. textile industry and apparel market in future years.

The U.S. government is currently engaged in negotiations that have been ongoing for several years relating to the TPP. Other countries currently participating in the TPP negotiations include Australia, Brunei, Canada, Chile, Japan, Malaysia, Mexico, New Zealand, Peru, Singapore and Vietnam. Several of these countries, including Vietnam, are seeking immediate duty-free treatment (or the lack of a yarn forward rule of origin) in the final TPP with respect to yarns, fabrics and most apparel. Such an outcome in the TPP, when and if the TPP is concluded and implemented, could materially and adversely affect the U.S. textile industry and apparel market and Western Hemisphere supply chains in future years.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a description of the name, age, position and offices held, and the period served in such position or offices, for each of the executive officers of the Company.

Chairman of the Board and Chief Executive Officer

WILLIAM L. JASPER — Age: 60 – Mr. Jasper has been Chairman of the Board since February 2011 and Chief Executive Officer since September 2007. From September 2007 to February 2011, he was also President of the Company. Mr. Jasper joined the Company in September 2004, was appointed as the General Manager of the Polyester Division in June 2005, and in April 2006 was promoted to Vice President of Sales. Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business. Before working at INVISTA, Mr. Jasper had held various management positions in operations, technology, sales and business for DuPont since 1980. He has been a member of the Company’s Board of Directors (the “Board”) since September 2007 and is Chair of the Board’s Executive Committee.

President and Chief Operating Officer

R. ROGER BERRIER — Age: 44 – Mr. Berrier has been President and Chief Operating Officer since February 2011. Mr. Berrier had been the Executive Vice President of Sales, Marketing and Asian Operations of the Company from September 2007 until his promotion in 2011. Prior to 2007, Mr. Berrier had been the Vice President of Commercial Operations (since April 2006) and the Commercial Operations Manager responsible for corporate product development, marketing and brand sales management (from April 2004 to April 2006). Mr. Berrier joined the Company in 1991 and had held various other management positions within operations, including international operations, machinery technology, research and development and quality control before assuming the above positions. He has been a member of the Board since September 2007 and is a member of the Board’s Executive Committee.

Interim Chief Financial Officer

JAMES M. OTTERBERG — Age: 42 – Mr. Otterberg was appointed the Company’s interim Chief Financial Officer on August 12, 2013 following the resignation of the Company’s previous Chief Financial Officer. Mr. Otterberg continues in his role as the Company’s principal accounting officer, a role he has held since October 2011. Mr. Otterberg has been employed by the Company’s subsidiary, Unifi Manufacturing, Inc., since June 2011 as Vice President and Chief Accounting Officer, and previously from October 1999 to December 2003 as Director – Joint Ventures and Alliances and Corporate Financial Analyst. Mr.

Otterberg also held various financial positions for Polymer Group, Inc. from 2004 to 2011, including Vice President – Finance U.S. from February 2008 through May 2011.

Vice President

THOMAS H. CAUDLE, JR. — Age: 61 – Mr. Caudle has been Vice President of Manufacturing since October 2006. Before that time, he was Vice President of Global Operations of the Company (from April 2003 until October 2006), Senior Vice President in charge of manufacturing (since July 2000) and Vice President of Manufacturing Services (since January 1999). Mr. Caudle has been an employee of the Company since 1982.

Each of the executive officers, other than Mr. Otterberg, was reelected to his current position by the Board at its meeting on October 24, 2012. Mr. Otterberg was appointed to the position of interim Chief Financial Officer on August 12, 2013. Each executive officer serves in his position at the pleasure of the Board. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

Item 2. PROPERTIES

The following table contains information about the principal properties owned or leased by the Company as of June 30, 2013:

Location	Description
Polyester Segment Properties
Domestic
Yadkinville, NC	Five plants and four warehouses (1)
Reidsville, NC	One plant (1)

Foreign
Ciudad Arce, El Salvador	One plant and one warehouse (2)

Nylon Segment Properties
Domestic
Madison, NC	One plant and one warehouse (1)

Foreign
Bogota, Colombia	One plant (1)

International Segment Properties
Foreign
Alfenas, Brazil	One plant and one warehouse (1)
Sao Paulo, Brazil	One corporate office (2) and two sales offices (2)
Suzhou, China	One sales office (2)
(1) Owned in fee simple
(2) Leased facilities

In addition to the above properties, the Company owns property located at 7201 West Friendly Avenue in Greensboro, North Carolina, which includes a building that serves as the Company’s corporate administrative office for all its segments and a sales office. Such property consists of a tract of land containing approximately nine acres, and the building contains approximately 100,000 square feet.

As of June 30, 2013, the Company owned approximately 4.4 million square feet of manufacturing, warehouse and office space. In addition, Repreve Renewables, LLC leases approximately 932 acres of farm land located primarily in Georgia and North Carolina.

Management believes all of the Company’s operating properties are well maintained and in good condition. In fiscal year 2013, the Company’s manufacturing plants in the Polyester, Nylon and International Segments operated below capacity. Management does not perceive any capacity constraints in the foreseeable future.

Item 3. LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is the subject.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “UFI.” The following table sets forth the high and low sales prices of the Company’s common stock for the Company’s two most recent fiscal years.

	High	Low
Fiscal year 2013:
First quarter ended September 23, 2012	$12.36	$10.44
Second quarter ended December 23, 2012	14.13	11.90
Third quarter ended March 24, 2013	19.30	11.28
Fourth quarter ended June 30, 2013	22.53	17.18

Fiscal year 2012:
First quarter ended September 25, 2011	$14.74	$8.32
Second quarter ended December 25, 2011	9.41	7.01
Third quarter ended March 25, 2012	10.00	7.14
Fourth quarter ended June 24, 2012	12.27	8.95

As of September 3, 2013, there were 292 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of the Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are approximately 4,100 beneficial owners of its common stock.

No dividends were paid in the past two fiscal years, and the Company does not intend to pay cash dividends in the foreseeable future. The Company’s current debt obligations contain certain restricted payment and restricted investment provisions, including a restriction on the payment of dividends and share repurchases should its borrowing capacity fall below certain thresholds. Information regarding the Company’s debt obligations is provided in “Note 12. Long-Term Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Purchases of Equity Securities

On January 22, 2013, the Board terminated a previous stock repurchase program (which had already been suspended since November 2003) and approved a new stock repurchase program that authorized the Company to repurchase up to $50,000 worth of common stock. Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or in privately negotiated transactions, at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Since the inception of the new stock repurchase program through September 3, 2013, the Company has repurchased 1,208 shares of common stock at a total cost of $22,564 including all associated commission costs.

The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended June 30, 2013, all of which purchases were made under the new stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

3/25/13 – 4/24/13	—	$—	—	$40,330
4/25/13 – 5/24/13	377	$18.99	377	33,175
5/25/13 – 6/30/13	120	$20.71	120	30,697
Total	497	$19.41	497

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s common stock with (i) the New York Stock Exchange Composite Index, a broad equity market index, and (ii) a peer group selected by the Company in good faith (the “Peer Group”), assuming in each case, the investment of $100 on June 29, 2008 and reinvestment of dividends. Including the Company, the Peer Group consists of eleven publicly traded textile companies, including Albany International Corp., Culp, Inc., Dixie Group, Inc., The Hallwood Group, Inc., Hampshire Group, Limited, Interface, Inc., Joe’s Jeans Inc., JPS Industries, Inc., Lydall, Inc., and Mohawk Industries, Inc. Decorator Industries, Inc., which was previously included in the peer group used through fiscal year 2012, has now been removed from all years because it is no longer a public company.

All per share prices of the Company’s common stock have been retroactively adjusted to reflect the Company’s November 3, 2010 1-for-3 reverse stock split.

	June 29, 2008	June 28, 2009	June 27, 2010	June 26, 2011	June 24, 2012	June 30, 2013
Unifi, Inc.	100.00	55.73	158.89	159.82	157.97	272.33
NYSE Composite	100.00	70.60	82.72	99.73	97.78	120.80
Peer Group	100.00	51.02	79.72	97.71	93.85	159.20

Item 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data. The data should be read in conjunction with the Company’s historical consolidated financial statements for each of the periods presented, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Fiscal year 2013 consists of 53 weeks, while fiscal years 2012, 2011, 2010 and 2009 each contained 52 weeks.

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010	June 28, 2009
Operations Data:
Net sales	$713,962	$705,086	$712,812	$622,618	$558,415
Gross profit	$73,104	$54,396	$74,652	$73,251	$29,693
Selling, general and administrative expenses	$47,386	$43,482	$44,659	$47,934	$40,309
Operating income (loss) (3)	$22,463	$8,632	$28,692	$25,388	$(26,560)
Interest expense	$4,489	$16,073	$19,190	$21,889	$23,152

Equity in earnings of unconsolidated affiliates	$(11,444)	$(19,740)	$(24,352)	$(11,693)	$(3,251)
Income (loss) from continuing operations before income taxes	$29,014	$8,849	$32,422	$18,371	$(44,760)
Provision (benefit) for income taxes (4)	$13,344	$(1,979)	$7,333	$7,686	$4,301
Income (loss) from continuing operations, net of tax	$15,670	$10,828	$25,089	$10,685	$(49,061)
Net income (loss) attributable to Unifi, Inc. (1)	$16,635	$11,491	$25,089	$10,685	$(48,996)

Per common share:
Net income (loss) from continuing operations attributable to Unifi, Inc.
Basic (2)	$0.84	$0.57	$1.25	$0.53	$(2.38)
Diluted (2)	$0.80	$0.56	$1.22	$0.52	$(2.38)

Cash Flow Data:
Net cash provided by continuing operations	$50,509	$43,309	$11,880	$20,581	$16,960
Depreciation and amortization expenses	$24,584	$27,135	$25,977	$27,416	$32,473
Capital expenditures	$8,809	$6,354	$20,539	$13,112	$15,259
Dividends received from unconsolidated affiliates	$14,940	$10,616	$5,900	$3,265	$3,688
Cash dividends declared per common share	$—	$—	$—	$—	$—

	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010	June 28, 2009
Balance Sheet Data:
Cash and cash equivalents	$8,755	$10,886	$27,490	$42,691	$42,659
Property, plant and equipment, net	115,164	127,090	151,027	151,499	160,643
Total assets	455,466	482,233	537,376	504,512	476,932
Total debt	97,753	121,552	168,664	179,390	180,259
Shareholders’ equity	286,480	290,780	299,655	259,896	244,969
Working capital (5)	161,885	166,485	212,969	174,464	175,808

(1) Amounts are net of discontinued operations and non-controlling interest for the years presented.

(2) All amounts per share have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

(3) Operating income (loss) for fiscal year 2009 is inclusive of impairment charges of $18,930 primarily related to goodwill impairment charges caused by difficult market conditions and a decline in the Company’s market capitalization.

(4) For fiscal year 2012, the Company released previously recorded valuation allowances against certain of its domestic deferred tax assets, resulting in a $6,017 benefit recorded to income tax expense.

(5) Working capital represents current assets less current liabilities.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Significant General Matters

The Company processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and PVA yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include Chip, POY, textured, solution and package dyed, twisted and beamed yarns; each is available in virgin or recycled varieties (made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and covered spandex products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and it has ten manufacturing operations in four countries and participates in joint ventures in Israel and the U.S. The Company’s principal geographic markets for its products are located in the U.S., Canada, Mexico, Central America and South America. In addition, the Company has a wholly-owned subsidiary in China focused on the sale and promotion of the Company’s PVA and other specialty products in the Asian textile market, primarily in China, as well as into the European market. The Company has three operating segments which are also its reportable segments: the Polyester Segment, the Nylon Segment and the International Segment.

Business Strategy

The Company has focused on its core strategies, which include: continuously improving all operational and business processes; enriching its product mix by growing its higher margin PVA product portfolio and increasing sales of yarns with regional rules of origin requirements; continuing its strategic penetration in global growth markets, such as China, Central America and Brazil; and maintaining its beneficial joint venture relationships. The Company’s focus on these strategies over the past several years, along with the other matters summarized below in this section, have played major roles in the Company’s operating results and financial condition for the past three years. Going forward, the Company expects to continue its support of these strategies, including through possible investments in selected product and geographic development opportunities related to its core business.

Completion of the Company’s Deleveraging Strategy

During fiscal year 2013, the Company successfully completed its multi-year deleveraging strategy, which has substantially lowered the Company’s debt levels and its annual interest expense. Since June 27, 2010, the Company has reduced its total debt by approximately $80,000, lowered its overall weighted average interest rate to approximately 3.4% (from 11.5%) and reduced its expected annual interest expense by approximately $18,000 per year.

Stock Repurchase Program

During fiscal year 2013, the Board approved a new stock repurchase program to acquire up to $50,000 worth of the Company’s common stock. As of September 3, 2013, the Company has repurchased 1,208 shares at an average per share price of $18.66 under this stock repurchase program. The Company will continue to evaluate opportunities to use excess cash flow from operations or borrowings under its ABL Revolver to repurchase additional stock, while maintaining the necessary liquidity to support its operational needs and fund future growth opportunities.

Raw Materials

Average polyester raw material costs declined during the Company’s first and fourth fiscal quarters of fiscal year 2013, while rising during the second and third fiscal quarters. Average polyester raw material costs for fiscal year 2013 declined approximately $0.03 per pound from the average costs for fiscal year 2012. The gap in polymer pricing between the U.S. and Asia was approximately $0.13 per pound for the quarter ended June 30, 2013 and has been above $0.10 per pound for seven consecutive quarters. The Company expects the gap during fiscal year 2014 to remain at or near the level of fiscal year 2013. This raw material price gap, along with cheap import pricing, continues to place sales volume and margin pressure on the low end of the Company’s product offering that typically competes with imported polyester yarns. However, the success that the Company has had with its mix enrichment strategy has lessened the impact of such pressures over the past few years.

Brazil

Throughout fiscal year 2013, the Company’s Brazilian subsidiary was negatively impacted by rising raw material costs; continued imports of fiber, fabric and finished goods, which placed pressure on the lower end of the Company’s textured yarn product offerings; the inflation rate in Brazil, which adversely affected the Company’s converting costs; and changes to an existing value-added tax incentive benefit for local manufacturers.

China

The operating results for the Company’s Chinese subsidiary improved significantly for fiscal year 2013. Despite the Company’s belief that the current market conditions are soft and capacity utilization rates are low throughout the Chinese textile industry, interest and demand for the Company’s PVA products in the region remains robust, and the Company is encouraged by sales opportunities that are either in development or under consideration with key brands. The Company also believes that improving demand for its PVA products in Europe will present new growth opportunities for its operations in China. As a result, the Company has hired a sales agent located in Europe to market more effectively to brands and retailers located there.

Investment in Central America

The CAFTA region, which continues to be a competitive alternative to Asian supply chains, has in recent years maintained its share of synthetic apparel supply to U.S. retailers and continues to see new investments being made there. The share of synthetic apparel versus cotton apparel continues to increase and has provided growth for the consumption of synthetic yarns within the CAFTA region. The Company’s plant in El Salvador is running at or near capacity, and the Company expects to begin the process of relocating two additional texturing machines to El Salvador to take advantage of the long-term volume opportunities in this region.

Key Performance Indicators and Non-GAAP Financial Measures

The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:

●	sales volume for the Company and for each of its reportable segments;

●	unit conversion margin, which represents unit net sales price less unit raw material costs, for the Company and for each of its reportable segments;

●	gross profit and gross margin for the Company and for each of its reportable segments;

●

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents net income or loss attributable to Unifi, Inc. before net interest expense, income tax expense and depreciation and amortization expense (excluding interest portion of amortization);

●

Adjusted EBITDA Including Equity Affiliates, which represents EBITDA adjusted to exclude non-cash compensation expense net of distributions, gains or losses on extinguishment of debt, loss on previously held equity interest and certain other adjustments. Such other adjustments include operating expenses for Repreve Renewables, restructuring charges and start-up costs, gains or losses on sales or disposals of property, plant and equipment, currency and derivative gains or losses, certain employee healthcare expenses, and other operating or non-operating income or expense items necessary to understand and compare the underlying results of the Company;

●

Adjusted EBITDA, which represents Adjusted EBITDA Including Equity Affiliates adjusted to exclude equity in earnings and losses of unconsolidated affiliates. The Company may, from time to time, change the items included within Adjusted EBITDA;

●

Segment Adjusted Profit, which equals segment gross profit, plus segment depreciation and amortization, less segment selling, general and administrative expenses (“SG&A”), net of segment other adjustments;

●

Adjusted Working Capital (receivables plus inventory, less accounts payable and certain accrued expenses), which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables; and

●	Working Capital, which represents current assets less current liabilities.

EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are financial measurements that management uses to facilitate its analysis and understanding of the Company’s business operations. Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company. The calculations of EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are subjective measures based on management’s belief as to which items should be included or excluded in order to provide the most reasonable view of the underlying operating performance of the business. EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are not determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered a substitute for performance measures determined in accordance with GAAP.

Results of Operations

Fiscal year 2013 is comprised of 53 weeks, while fiscal years 2012 and 2011 contained 52 weeks. The following table presents a summary of net income attributable to Unifi, Inc.:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Net sales	$713,962	$705,086	$712,812
Cost of sales	640,858	650,690	638,160
Gross profit	73,104	54,396	74,652
Selling, general and administrative expenses	47,386	43,482	44,659
(Benefit) provision for bad debts	(154)	211	(304)
Other operating expense, net	3,409	2,071	1,605
Operating income	22,463	8,632	28,692
Interest expense, net	3,791	14,152	16,679
Loss on extinguishment of debt	1,102	3,203	3,337
Loss on previously held equity interest	—	3,656	—
Other non-operating (income) expense	—	(1,488)	606
Equity in earnings of unconsolidated affiliates	(11,444)	(19,740)	(24,352)
Income before income taxes	29,014	8,849	32,422
Provision (benefit) for income taxes	13,344	(1,979)	7,333
Net income including non-controlling interest	15,670	10,828	25,089
Less: net (loss) attributable to non-controlling interest	(965)	(663)	—
Net income attributable to Unifi, Inc.	$16,635	$11,491	$25,089

The reconciliations of net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Net income attributable to Unifi, Inc.	$16,635	$11,491	$25,089
Provision (benefit) for income taxes	13,344	(1,979)	7,333
Interest expense, net	3,791	14,152	16,679
Depreciation and amortization expense	23,860	26,225	25,562
EBITDA	$57,630	$49,889	$74,663

Loss on extinguishment of debt	1,102	3,203	3,337
Loss on previously held equity interest	—	3,656	—
Non-cash compensation expense, net of distributions	2,287	2,382	1,361
Other	3,075	410	5,451
Adjusted EBITDA Including Equity Affiliates	$64,094	$59,540	$84,812

Equity in earnings of unconsolidated affiliates	(11,444)	(19,740)	(24,352)
Adjusted EBITDA	$52,650	$39,800	$60,460

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Adjusted EBITDA	$52,650	$39,800	$60,460
Non-cash compensation expense, net of distributions	(2,287)	(2,382)	(1,361)
(Benefit) provision for bad debts	(154)	211	(304)
Bad debt recovery adjustment	383	—	—
Other, net (excluding depreciation)	(174)	(292)	(248)
Segment Adjusted Profit	$50,418	$37,337	$58,547

Segment Adjusted Profit by reportable segment is as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$23,900	$12,913	$20,660
Nylon	11,437	11,227	14,055
International	15,081	13,197	23,832
Total Segment Adjusted Profit	$50,418	$37,337	$58,547

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Fiscal Year Ended June 30, 2013
	Polyester	Nylon	International	Total
Net sales	$398,707	$164,085	$151,170	$713,962
Cost of sales	363,545	146,033	131,280	640,858
Gross profit	35,162	18,052	19,890	73,104
Selling, general and administrative expenses	29,114	9,930	8,342	47,386
Restructuring recoveries	—	(135)	—	(135)
Other operating expense, net	—	42	—	42
Segment operating profit	$6,048	$8,215	$11,548	$25,811

	For the Fiscal Year Ended June 24, 2012
	Polyester	Nylon	International	Total
Net sales	$393,981	$163,103	$148,002	$705,086
Cost of sales	374,308	146,147	130,235	650,690
Gross profit	19,673	16,956	17,767	54,396
Selling, general and administrative expenses	25,668	8,851	8,963	43,482
Restructuring charges	—	71	—	71
Segment operating (loss) profit	$(5,995)	$8,034	$8,804	$10,843

	For the Fiscal Year Ended June 26, 2011
	Polyester	Nylon	International	Total
Net sales	$375,605	$163,354	$173,853	$712,812
Cost of sales	350,859	143,591	143,710	638,160
Gross profit	24,746	19,763	30,143	74,652
Selling, general and administrative expenses	25,717	8,845	10,097	44,659
Restructuring charges (recoveries)	1,576	(92)	—	1,484
Segment operating (loss) profit	$(2,547)	$11,010	$20,046	$28,509

The reconciliations of Segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$17,234	$19,046	$18,470
Nylon	3,070	3,089	3,287
International	3,418	4,011	3,786
Segment depreciation and amortization expense	23,722	26,146	25,543
Depreciation and amortization included in other operating expense, net	230	119	19
Amortization included in interest expense	632	870	415
Depreciation and amortization expense	$24,584	$27,135	$25,977

Segment other adjustments for each of the reportable segments consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$618	$(138)	$3,161
Nylon	245	33	(150)
International	115	382	—
Segment other adjustments	$978	$277	$3,011

Segment other adjustments include severance charges, restructuring charges and recoveries, start-up costs, certain employee healthcare costs and other adjustments necessary to understand and compare the underlying results of the segment.

Review of Fiscal Year 2013 Results of Operations Compared to Fiscal Year 2012

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts are presented in the table below. Fiscal year 2013 is comprised of 53 weeks, while fiscal year 2012 contained 52 weeks.

	For the Fiscal Years Ended
	June 30, 2013		June 24, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$713,962	100.0	$705,086	100.0	1.3
Cost of sales	640,858	89.8	650,690	92.3	(1.5)
Gross profit	73,104	10.2	54,396	7.7	34.4
Selling, general and administrative expenses	47,386	6.6	43,482	6.2	9.0
(Benefit) provision for bad debts	(154)	—	211	—	(173.0)
Other operating expense, net	3,409	0.5	2,071	0.3	64.6
Operating income	22,463	3.1	8,632	1.2	160.2
Interest expense, net	3,791	0.5	14,152	2.0	(73.2)
Loss on extinguishment of debt	1,102	0.1	3,203	0.4	(65.6)
Loss on previously held equity interest	—	—	3,656	0.5	(100.0)
Other non-operating (income)	—	—	(1,488)	(0.1)	(100.0)
Earnings from unconsolidated affiliates	(11,444)	(1.6)	(19,740)	(2.8)	(42.0)
Income before income taxes	29,014	4.1	8,849	1.2	227.9
Provision (benefit) for income taxes	13,344	1.9	(1,979)	(0.3)	(774.3)
Net income including non-controlling interest	15,670	2.2	10,828	1.5	44.7
Less: net (loss) attributable to non-controlling interest	(965)	(0.1)	(663)	(0.1)	45.6
Net income attributable to Unifi, Inc.	$16,635	2.3	$11,491	1.6	44.8

Consolidated Net Sales

Net sales for fiscal year 2013 increased by $8,876, or 1.3%, as compared to the prior fiscal year. Consolidated sales volume increased by 4.2%, with volume improvements in all of the Company’s reportable segments. The increase in volumes reflects growth in the U.S. apparel market as well as improvements in the U.S. automotive and home furnishings markets. Sales volume increased in Brazil despite continued pressure from low-priced imported textured yarn, and volume improved in China as a result of increases in PVA product sales. The weighted average selling price decreased 2.9% primarily due to sales price adjustments related to declines in the cost of raw materials in the Polyester Segment, a shift in mix towards products that carry a lower average selling price in the Nylon Segment, and lower weighted average sales prices in Brazil on a U.S. dollar basis because of currency translation from the Brazilian Real, which weakened against the U.S. dollar in fiscal year 2013 (on a local currency basis, the weighted average sales price in Brazil increased in fiscal year 2013 over the prior year).

Consolidated Gross Profit

Gross profit for fiscal year 2013 increased by $18,708, or 34.4%, as compared to the prior fiscal year. Gross profit increased primarily due to improved sales volumes in all reportable segments, mix enrichment as a result of increased PVA sales and increased unit conversion margin in the Polyester Segment. In addition, gross profit was favorably impacted by lower unit manufacturing costs in the domestic operations as a result of higher utilization rates and cost improvement programs.

Polyester Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the Polyester Segment are as follows:

	For the Fiscal Years Ended
	June 30, 2013		June 24, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$398,707	100.0	$393,981	100.0	1.2
Cost of sales	363,545	91.2	374,308	95.0	(2.9)
Gross profit	$35,162	8.8	$19,673	5.0	78.7

The increase in gross profit of $15,489 was primarily a result of increased sales volume, mix enrichment due to growth of PVA product sales, higher per unit conversion margin and lower unit manufacturing costs. Volumes increased 2.5% over the prior fiscal year primarily as a result of increased demand in the U.S. apparel market, which were adversely impacted in the prior fiscal year by weak demand due to inventory destocking in the apparel supply chain. The growth in PVA product sales was driven primarily by REPREVE®, which had several new programs adopted by leading brands and retailers. The segment experienced overall lower average raw material costs as compared with the prior year, which allowed it to recover previously lost unit conversion margin. Unit manufacturing costs were lower as a result of efficiency gains accomplished through process improvements and higher utilization rates.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 55.8% and 48.1% for fiscal year 2013, compared to 55.9% and 36.2% for fiscal year 2012, respectively.

Nylon Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the Nylon Segment are as follows:

	For the Fiscal Years Ended
	June 30, 2013		June 24, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$164,085	100.0	$163,103	100.0	0.6
Cost of sales	146,033	89.0	146,147	89.6	(0.1)
Gross profit	$18,052	11.0	$16,956	10.4	6.5

The increase in gross profit of $1,096 was due to increased volumes and lower unit manufacturing costs. Sales volumes increased 3.9% over the prior fiscal year primarily due to increased demand in the legwear market. Average unit conversion margin remained flat as compared with the prior year. Unit manufacturing costs were slightly lower as a result of higher utilization rates and cost improvement initiatives.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 23.0% and 24.7% for fiscal year 2013, compared to 23.1% and 31.2% for fiscal year 2012, respectively.

International Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the International Segment are as follows:

	For the Fiscal Years Ended
	June 30, 2013		June 24, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$151,170	100.0	$148,002	100.0	2.1
Cost of sales	131,280	86.8	130,235	88.0	0.8
Gross profit	$19,890	13.2	$17,767	12.0	11.9

Gross profit for the International Segment increased $2,123 from the prior year as a result of improvement in both the Brazilian and Chinese operations. Despite continued competition from low-priced yarn imports, the Brazilian operation increased its sales volumes 5.4% over the prior year. The Company’s focus on mix enrichment resulted in increased sales of PVA product for the Brazilian operation, which also favorably impacted margins. The adverse impact of the loss of certain tax incentives for local producers during fiscal year 2013 was offset by POY duty reductions implemented by the Brazilian government (which reduce the subsidiary’s raw material cost) and price increases implemented to recover margins due to the negative effects of the changes in the local incentive programs. In local currency, gross profit for Brazil increased 18.7%; however, when translated to U.S. dollars, gross profit increased only 5.2% as a result of the weakening of the Brazilian Real against the U.S. dollar.

Gross profit improvement in the Chinese operation was driven by a 22.2% increase in sales volume and higher margins as a result of increased PVA product sales.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 21.2% and 27.2% for fiscal year 2013, compared to 21.0% and 32.6% for fiscal year 2012, respectively.

Consolidated Selling General & Administrative Expenses

SG&A expenses increased in total and as a percentage of net sales for fiscal year 2013 when compared to fiscal year 2012. The increase was primarily a result of higher fringe benefit costs related to certain variable compensation plans; consumer marketing and branding initiatives; community relations expenses; and professional fees. These increases were partially offset by reductions in deferred compensation, insurance, amortization and other administrative expenses.

Consolidated (Benefit) Provision for Bad Debts

The benefit for bad debt expense was $154 for fiscal year 2013, as compared to a provision of $211 recorded for fiscal year 2012. The Company received a $383 recovery of accounts previously written off, which is included in the current year benefit. For fiscal year 2013, there were no significant changes in the Company’s allowance for uncollectible accounts, as the aging of customer receivables and provisions for certain risk accounts remained relatively unchanged from fiscal year 2012.

Consolidated Other Operating Expense, Net

The components of other operating expense consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012
Operating expenses for Repreve Renewables	$2,396	$1,633
Net loss on sale or disposal of assets	243	369
Foreign currency transaction (gains) losses	(132)	270
Restructuring charges, net	813	71
Other, net	89	(272)
Total other operating expense, net	$3,409	$2,071

Consolidated Interest Expense, Net

Net interest expense decreased from $14,152 for fiscal year 2012 to $3,791 for fiscal year 2013. This favorable decline in interest expense was due to a lower average outstanding debt balance, a lower weighted average interest rate and an unrealized marked to market gain on a de-designated interest rate swap. The decrease in outstanding debt was primarily a result of the Company’s repayment of all amounts outstanding under the Term B Loan and scheduled payments made on the ABL Term Loan. The weighted average interest rate of the Company’s outstanding debt obligations declined from 9.8% for fiscal year 2012 to 3.9% for fiscal year 2013 as a result of the significantly lower borrowing rates realized from the debt refinancing in May 2012.

Consolidated Other Non-Operating (Income)

For fiscal year 2012, other non-operating income consists of a $1,488 gain from the Company’s Brazilian operation related to a refund of non-income related taxes plus interest.

Consolidated Earnings from Unconsolidated Affiliates

For fiscal year 2013, the Company generated $29,014 of income before income taxes, of which $11,444 was generated from its investments in unconsolidated affiliates. For fiscal year 2012, the Company generated $8,849 of income before income taxes, of which $19,740 was generated from its investments in unconsolidated affiliates. The Company’s 34% share of PAL’s earnings decreased from $19,360 in fiscal year 2012 to $9,481 in fiscal year 2013 primarily caused by margin pressures related to the softness in the cotton apparel market during the first half of fiscal year 2013 and differences related to the timing of earnings recognized under the Farm Bill’s economic adjustment payments program, as well as the rebate level dropping from four cents per pound to three cents per pound in August 2012. The remaining change in earnings of unconsolidated affiliates relates primarily to the improved operating results of UNF and UNF America, which was primarily driven by higher utilization rates.

Consolidated Income Taxes

The components of income before income taxes consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012
United States	$16,900	$3,010
Foreign	12,114	5,839
Income before income taxes	$29,014	$8,849

The components of the provision (benefit) for income taxes consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012
Federal	$9,485	$(2,276)
State	661	(3,216)
Foreign	3,198	3,513
Income tax provision (benefit)	$13,344	$(1,979)

The Company’s income tax provision for fiscal year 2013 resulted in tax expense of $13,344, with an effective tax rate of 46.0%. The effective income tax rate for the period is different than the U.S. statutory rate primarily due to foreign dividends taxed in the U.S. and the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance.

The Company’s income tax provision for fiscal year 2012 resulted in tax benefit of $1,979, with an effective rate of (22.4%). The effective income tax rate for the period is different than the U.S. statutory rate primarily due a reduction in the valuation allowance, utilization of federal and state net operating loss carryforwards during the year, partially offset by repatriation of foreign earnings during the period as well as the tax effects of future repatriation plans.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for fiscal year 2013 was $16,635, or $0.84 per basic share, compared to $11,491, or $0.57 per basic share, for the prior fiscal year period. As discussed above, the Company’s increased profitability was primarily due to higher gross profit and lower net interest expense, as partially offset by higher SG&A expenses, higher net other operating expense, a reduction in other non-operating income, lower earnings of unconsolidated affiliates and an increase in the provision for income taxes.

Consolidated Adjusted EBITDA

Adjusted EBITDA for fiscal year 2013 increased $12,850 to $52,650 versus $39,800 for the prior fiscal year. As discussed above, the $18,708 increase in gross profit is the primary reason for the improvement.

Review of Fiscal Year 2012 Results of Operations Compared to Fiscal Year 2011

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease for fiscal year 2012 over fiscal year 2011 amounts are as follows:

	For the Fiscal Years Ended
	June 24, 2012		June 26, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$705,086	100.0	$712,812	100.0	(1.1)
Cost of sales	650,690	92.3	638,160	89.5	2.0
Gross profit	54,396	7.7	74,652	10.5	(27.1)
Selling, general and administrative expenses	43,482	6.2	44,659	6.3	(2.6)
Provision (benefit) for bad debts	211	—	(304)	—	(169.4)
Other operating expense, net	2,071	0.3	1,605	0.2	29.0
Operating income	8,632	1.2	28,692	4.0	(69.9)
Interest expense, net	14,152	2.0	16,679	2.3	(15.1)
Loss on extinguishment of debt	3,203	0.4	3,337	0.5	(4.0)
Loss on previously held equity interest	3,656	0.5	—	—	—
Other non-operating (income) expense	(1,488)	(0.1)	606	0.1	(345.5)
Earnings from unconsolidated affiliates	(19,740)	(2.8)	(24,352)	(3.4)	(18.9)
Income before income taxes	8,849	1.2	32,422	4.5	(72.7)
(Benefit) provision for income taxes	(1,979)	(0.3)	7,333	1.0	(127.0)
Net income including non-controlling interest	10,828	1.5	25,089	3.5	(56.8)
Less: net (loss) attributable to non-controlling interest	(663)	(0.1)	—	—	—
Net income attributable to Unifi, Inc.	$11,491	1.6	$25,089	3.5	(54.2)

Consolidated Net Sales

Net sales for fiscal year 2012 decreased by $7,726, or 1.1%, as compared to the prior fiscal year. Overall, sales volume decreased by 5.9%, with sales volume decreases in each of the Company’s reportable segments, primarily due to softness caused by inventory destocking across the U.S. apparel supply chain and reduced demand in Brazil as a result of increased imports of competing yarn, fabric and garments becoming more competitive alternatives. The decrease in volume was partially offset by an increase in the weighted average selling price of 4.8% due to raw material inflation and mix enrichment.

Consolidated Gross Profit

Gross profit for fiscal year 2012 decreased by $20,256, or 27.1%, as compared to the prior fiscal year. Gross profit declines were experienced in each of the Company’s reportable segments due to record-high raw material prices and lower sales volumes as demand decreased for most of the Company’s products due to inventory destocking within the U.S. apparel supply chain. In order to reduce inventory levels, the Company reduced production volumes below sales levels, which resulted in lower capacity utilization in its manufacturing facilities. The lower production volumes resulted in higher per unit costs. In addition, the Company’s operation in Brazil was negatively impacted by less expensive imports, which created a challenging competitive environment for local production, higher average raw material costs and higher manufacturing costs due to lower utilization rates and inflationary spending increases.

Polyester Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease for fiscal year 2012 over fiscal year 2011 amounts for the Polyester Segment are as follows:

	For the Fiscal Years Ended
	June 24, 2012		June 26, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$393,981	100.0	$375,605	100.0	4.9
Cost of sales	374,308	95.0	350,859	93.4	6.7
Gross profit	$19,673	5.0	$24,746	6.6	(20.5)

The decline in gross profit of $5,073 from fiscal year 2011 was primarily due to lower sales volume, higher manufacturing costs and lower conversion margins for certain products. The sales volume declines of approximately 3% were driven by weak demand due to increased inventory in the U.S. apparel supply chain, a widened U.S.-Asia raw material price gap and the decision of the Company to exit certain commodity business. In an effort to reduce on-hand inventory levels, the segment adjusted down its production rate during fiscal year 2012 to levels lower than the sales rate. The lower utilization and production levels created an unfavorable impact on the segment’s manufacturing costs per unit sold which negatively impacted gross profit. The rise in polyester raw material costs (an increase in the average cost per pound of approximately 12% versus fiscal year 2011) negatively impacted the segment’s conversion margins during fiscal year 2012 as not all cost increases could be passed along to customers.

The Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 55.9% and 36.2% for fiscal year 2012, compared to 52.7% and 33.1% for fiscal year 2011, respectively.

Nylon Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease for fiscal year 2012 over fiscal year 2011 amounts for the Nylon Segment are as follows:

	For the Fiscal Years Ended
	June 24, 2012		June 26, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$163,103	100.0	$163,354	100.0	(0.2)
Cost of sales	146,147	89.6	143,591	87.9	1.8
Gross profit	$16,956	10.4	$19,763	12.1	(14.2)

The decline in gross profit of $2,807 from fiscal year 2011 was due to lower sales volume and higher unit manufacturing costs. The sales volume decline of approximately 10% was a result of lower shipments into the sock, hosiery and knit apparel applications resulting from inventory destocking in the U.S. apparel supply chain. The lower production and plant utilization created an unfavorable change in the segment’s manufacturing costs of approximately 4%, but allowed for a reduction of on-hand inventory units.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 23.1% and 31.2% for fiscal year 2012, compared to 22.9% and 26.5% for fiscal year 2011, respectively.

International Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease for fiscal year 2012 over fiscal year 2011 amounts for the International Segment are as follows:

	For the Fiscal Years Ended
	June 24, 2012		June 26, 2011
		% to Net Sales		% to Net Sales	% Change
Net sales	$148,002	100.0	$173,853	100.0	(14.9)
Cost of sales	130,235	88.0	143,710	82.7	(9.4)
Gross profit	$17,767	12.0	$30,143	17.3	(41.1)

For the International Segment, gross profit decreased by $12,376 from fiscal year 2011. This decline was primarily due to lower sales volume, lower conversion margins and higher unit manufacturing costs in Brazil, as well as lower sales volume and margins for the Company’s Chinese operation. Sales volume declines of approximately 9% and decreases in unit conversion margins in Brazil were due to increased imports of competing yarn, fabric and garments as imports became more competitive alternatives as a result of the local currency strengthening from January to August 2011 and a higher average cost of raw materials. The approximately 10% higher unit manufacturing costs in Brazil were due to lower capacity utilization as a result of lower production volume along with higher manufacturing costs due to inflation, salary increases and higher power costs. Gross profit declines for the Company’s Chinese subsidiary were due to the 17% decline in sales volume that was caused by a reduction in orders from the subsidiary’s largest customer as well as lower average selling margins because sales volume was weighted more heavily toward commodity goods.

The International Segment net sales and gross profit as a percentage of total consolidated amounts were 21.0% and 32.6% for fiscal year 2012, compared to 24.4% and 40.4% for fiscal year 2011, respectively.

Consolidated Selling General & Administrative Expenses

SG&A expenses decreased in total and as a percentage of net sales for fiscal year 2012 when compared to the prior period. The decrease of $1,177, or 2.6%, was primarily a result of decreases in fringe benefit and other employee related costs as well as administrative costs. The reduction in fringe benefit costs was mainly related to reductions in expenses for certain variable compensation programs of approximately $1,600. These declines were partially offset by higher non-cash deferred compensation costs as well as increased salary costs and branding initiatives.

Consolidated Provision (Benefit) for Bad Debts

The provision for bad debt expense was $211 for fiscal year 2012, as compared to a benefit of $304 recorded for fiscal year 2011. The change versus the prior year was a result of unfavorable changes in the aging of customer receivables and a higher provision for certain risk accounts.

Consolidated Other Operating Expense, Net

The components of net other operating expense consist of the following:

	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011
Operating expenses for Repreve Renewables	$1,633	$—
Net loss on sale or disposal of assets	369	368
Foreign currency transaction losses (gains)	270	(19)
Restructuring charges, net	71	1,484
Other, net	(272)	(228)
Total other operating expense, net	$2,071	$1,605

Consolidated Net Interest Expense

Net interest expense decreased from $16,679 for fiscal year 2011 to $14,152 for fiscal year 2012. This favorable decline in interest expense was due to both a lower average outstanding debt balance and a lower weighted average interest rate. The decreased debt balances were caused by the Company’s prepayments, the completion of the debt refinancing in May 2012 and the additional prepayments of its Term B Loan obligations. The weighted average interest rate of the Company’s debt for fiscal year 2012 was

9.8% versus 11.0% for the prior fiscal year and was favorably impacted by lower average interest rates which resulted from the debt refinancing.

Loss on Extinguishment of Debt

For fiscal year 2012, the Company incurred charges in the amount of $3,203 related to the refinancing and redemption of outstanding debt obligations as compared to the previous year amount of $3,337.

Loss on Previously Held Equity Interest

On October 6, 2011, the Company and one other existing Renewables member each acquired an additional 20% membership interest from the third Renewables member for $500. As a result of re-measuring the Company’s 40% interest to its estimated fair value, the Company recorded a non-operating loss of $3,656 during the fiscal quarter ended December 25, 2011.

Consolidated Net Other Non-Operating (Income) Expense

For fiscal year 2012, other non-operating (income) expense consists of a gain of $1,488 from the Company’s Brazilian operation related to a refund of non-income related taxes plus interest. For fiscal year 2011, other non-operating expense consists primarily of $528 for costs associated with an unsuccessful debt refinancing.

Consolidated Earnings from Unconsolidated Affiliates

For fiscal year 2012, the Company generated $8,849 of income before income taxes, of which $19,740 was generated from its investments in unconsolidated affiliates. For fiscal year 2012, earnings from the Company’s unconsolidated equity affiliates were $19,740 compared to $24,352 for fiscal year 2011. The Company’s 34% share of PAL’s earnings decreased from $22,655 in fiscal year 2011 to $19,360 in fiscal year 2012 primarily due to lower sales volumes caused by the inventory destocking within the apparel supply chain. The remaining decrease in the earnings of unconsolidated affiliates relates primarily to the lower operating results of UNF and UNF America, which was primarily driven by decreased sales volume and lower capacity utilization.

Consolidated Income Taxes

The components of income before income taxes consist of the following:

	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011
United States	$3,010	$14,737
Foreign	5,839	17,685
Income before income taxes	$8,849	$32,422

The components of the (benefit) provision for income taxes consist of the following:

	For the Fiscal Years Ended
	June 24, 2012	June 26, 2011
Federal	$(2,276)	$3
State	(3,216)	—
Foreign	3,513	7,330
(Benefit) provision for income taxes	$(1,979)	$7,333

The Company’s income tax provision for fiscal year 2012 resulted in an income tax benefit at an effective tax rate of (22.4%) compared to the 22.6% effective tax rate for fiscal year 2011. The differences between the Company’s effective tax rate and the U.S. statutory rate for fiscal year 2012 were primarily due to the benefits of the reversal of a portion of the Company’s previously recorded valuation allowance against certain of its domestic deferred tax assets and the utilization of federal and state net operating loss carryforwards during the year, which were partially offset by fiscal year 2012 repatriation of foreign earnings and the tax effect of changes in future repatriation plans.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for fiscal year 2012 was $11,491, or $0.57 per basic share, compared to net income attributable to Unifi, Inc. of $25,089, or $1.25 per basic share, for the prior fiscal year. The Company’s decreased profitability was primarily due to lower gross profits, lower earnings from unconsolidated affiliates and the loss on the previously held equity interest in Renewables, which were partially offset by lower SG&A expenses, lower interest costs and income tax benefits related to the release of a valuation allowance against certain domestic deferred tax assets.

Consolidated Adjusted EBITDA

Adjusted EBITDA for fiscal year 2012 decreased $20,660 versus the prior fiscal year. As discussed above, the $20,256 reduction in gross profit is the primary reason for the year over year decline in Adjusted EBITDA.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and its stock repurchase program. The Company’s primary sources of capital are cash generated from operations and borrowings available under its ABL Revolver. For fiscal year 2013, cash generated from operations was $50,509, and at June 30, 2013, excess availability under the ABL Revolver was $36,105.

As of June 30, 2013, all of the Company’s debt obligations, with the exception of a term loan from one of the Company’s unconsolidated affiliates, were guaranteed by its domestic subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries. For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of June 30, 2013:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$645	$2,571	$5,539	$8,755
Borrowings available under ABL Revolver	36,105	—	—	36,105
Liquidity	$36,750	$2,571	$5,539	$44,860

Working capital	$90,961	$48,536	$22,388	$161,885
Total debt obligations	$96,503	$—	$1,250	$97,753

As of June 30, 2013, all cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested. The Company has plans to repatriate $21,114 of future cash flows generated from its operations in Brazil and has a deferred tax liability of $7,390 to reflect the additional income tax that would be due as a result of these plans. As of June 30, 2013, $60,622 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings.

Debt Obligations

The following table presents a summary of the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of any interest rate swaps) as well as the applicable current portion of long-term debt:

	Scheduled	Weighted Average
	Maturity	Interest Rate as of	Principal Amounts as of
	Date	June 30, 2013	June 30, 2013	June 24, 2012
ABL Revolver	May 2018	3.3%	$52,500	$51,000
ABL Term Loan	May 2018	3.4%	42,800	50,000
Term B Loan	—	—	—	20,515
Term loan from unconsolidated affiliate	August 2014	3.0%	1,250	—
Capital lease obligation	November 2027	4.6%	1,203	37
Total debt			97,753	121,552
Current portion of long-term debt			(65)	(7,237)
Total long-term debt			$97,688	$114,315

ABL Facility

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A. (“Bank of America”). The ABL Facility consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”). In addition, the Company entered into a $30,000 term loan (“Term B Loan”). The purpose of entering into the ABL Facility and the Term B Loan was to, among other things, refinance the Company’s then existing indebtedness. The ABL Facility has subsequently been amended, and the Term B Loan has subsequently been repaid.

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned or hereafter acquired property and assets, together with all proceeds and products thereof, of Unifi, Inc., Unifi Manufacturing, Inc. and its subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority perfected security interest in all of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties; provided, that only 65% of the stock of (or other ownership interests in) first tier controlled foreign corporations are pledged, together with all proceeds and products thereof. The ABL Facility is further secured by a first-priority lien on the Company’s limited liability company membership interest in PAL.

The Credit Agreement includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. As entered into on May 24, 2012, ABL Revolver borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.75% to 2.25%, or the Base Rate plus an applicable margin of 0.75% to 1.25%, with interest currently being paid on a monthly basis. The applicable margin is based on the average quarterly excess availability under the ABL Revolver. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1.0%. There is also an unused line fee under the ABL Revolver of 0.25% to 0.375% of the unused line amount which is paid monthly.

Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.

First Amendment

On December 27, 2012, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) to amend certain terms of the ABL Facility in connection with the Company’s then anticipated January 8, 2013 repayment of all amounts outstanding under the Term B Loan. The First Amendment revised the definition of fixed charges within the Credit Agreement for the ABL Facility and within the Company’s fixed charge coverage ratio calculation to exclude any mandatory or optional prepayments of the Term B Loan made after December 25, 2012 and prior to February 4, 2013, in an amount not to exceed $13,800, subject to the satisfaction of certain specified conditions (which were met by the Company). An amendment fee of $50 was paid to the participating lenders during the quarter ended March 24, 2013.

Second Amendment

On June 25, 2013, the Company entered into a Second Amendment to Credit Agreement (“Second Amendment”) to the ABL Facility with its lenders. The Second Amendment, among other things: (i) extended the maturity date of the ABL Facility from May 24, 2017 to May 24, 2018; (ii) authorized the ABL Term Loan amount to be increased from its then existing balance of $42,800 to $50,000; (iii) replaced the $1,800 quarterly ABL Term Loan principal payments with payments (if any) based on the amount that the outstanding balance of the ABL Term Loan exceeds a calculation of eligible collateral; (iv) reduced the ABL Term Loan interest rate from LIBOR plus an applicable margin of 2.25% to 2.75%, or the Base Rate plus an applicable margin of 1.25% to 1.75%, to LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25%; (v) revised the definition of fixed charges for purposes of the Company’s fixed charge coverage ratio calculation to exclude ABL Term Loan voluntary principal prepayments and all principal prepayments of the Term B Loan; (vi) revised the definition of fixed charge coverage ratio to exclude share repurchases permitted under the Credit Agreement; (vii) increased the trigger level for the financial covenant which requires the Company to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 when excess availability under the ABL Revolver falls below the greater of $10,000 or 20% of the maximum revolver amount (from the previous trigger level of the greater of $10,000 or 15% of the maximum revolver amount); and (viii) required excess availability to not be less than $20,000 at any time during the thirty day period prior to the making of restricted payments consisting of dividends and share repurchases; (ix) reset the calculation of eligible machinery and equipment and eligible real property collateral specific to the ABL Term Loan with an increased advance rate that declines on a quarterly basis (the “Collateral Reset”); and (x) reduces the letter of credit sublimit to $10,000. Some of the foregoing items were subject to satisfaction of certain conditions, including updated real estate appraisals, which conditions were subsequently satisfied on July 19, 2013. In addition, the Second Amendment provides for another Collateral Reset after June 25, 2014, subject to satisfaction of certain additional conditions. An amendment fee of $125 was paid to the participating lenders during the quarter ended June 30, 2013.

As of June 30, 2013, the Company was in compliance with all financial covenants, the excess availability under the ABL Revolver was $36,105, the fixed charge coverage ratio was 3.75 and the Company had $525 of standby letters of credit, none of which have been drawn upon.

Term B Loan

The Term B Loan had a maturity date of May 24, 2017, but was prepaid in full on January 8, 2013. The Term B Loan was secured by a first-priority lien on the Company’s limited liability company membership interest in PAL and a second priority lien on the ABL Facility first-priority collateral described above. The Term B Loan carried interest at LIBOR plus 7.50% (with a LIBOR floor of 1.25%) with interest payable monthly, and it did not amortize.

Term Loan with Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement with its unconsolidated affiliate UNF and borrowed $1,250. The loan bears interest at 3% with interest payable semi-annually. The loan does not amortize and has a maturity date of August 30, 2014, at which time the entire principal balance is due.

Capital Lease Obligation

On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment. The original amount due under the fifteen year term of the lease is $1,234 and payments are made monthly. The implicit annual interest rate under the lease is approximately 4.6%.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the following five fiscal years and thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2014	2015	2016	2017	2018	Thereafter
ABL Revolver	$—	$—	$—	$—	$52,500	$—
ABL Term Loan	—	—	—	—	42,800	—
Capital lease obligation	65	63	66	69	72	868
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$65	$1,313	$66	$69	$95,372	$868

Further discussion of the terms and conditions of the Company’s existing indebtedness is outlined in “Note 12. Long-Term Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Working Capital

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to Working Capital:

	June 30, 2013	June 24, 2012	June 26, 2011
Receivables, net	$98,392	$99,236	$99,815
Inventories	110,667	112,750	134,883
Accounts payable	(45,544)	(48,541)	(42,842)
Accrued expenses (1)	(18,383)	(14,004)	(15,595)
Adjusted Working Capital	145,132	149,441	176,261
Cash and cash equivalents	8,755	10,886	27,490
Other current assets	9,016	15,125	11,881
Accrued interest	(102)	(398)	(1,900)
Other current liabilities	(916)	(8,569)	(763)
Working Capital	$161,885	$166,485	$212,969

(1) Excludes accrued interest

Working capital decreased from $166,485 as of June 24, 2012 to $161,885 as of June 30, 2013. This decrease includes a $4,354 currency effect related to the weakening of the Brazilian Real to the U.S. dollar, of which $216 relates to the effect of currency rate changes on cash and cash equivalents. In addition to the effect of the Brazilian currency rate change, the Company’s Adjusted Working Capital metric declined slightly due to an increase in accrued expenses, offset by, in order of magnitude, a decrease in accounts payable and increases in receivables and inventories. The increase in accrued expenses is primarily attributable to an increased accrual for certain variable compensation awards and accrued severance for the current portion of a severance agreement between the Company and a former executive officer. The decrease in accounts payable was primarily due to lower purchasing activity. Other current assets decreased primarily due to a reduction in deferred tax assets. The decrease in other current liabilities was primarily attributable to a decrease in the current portion of long-term debt.

Capital Expenditures

In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures. During fiscal year 2013, the Company spent $8,809 on capital expenditures. For each of its next two fiscal years, the Company estimates its annual capital expenditure requirements to be approximately $14,000, which is inclusive of approximately $6,000 to $8,000 of annual maintenance capital expenditures (expenditures that extend the useful life of the asset and/or increase the capabilities or production capacity of existing assets), with the remainder representing capital expenditures focused primarily on improving the Company’s manufacturing flexibility and capabilities to produce PVA products as well as increasing the capacity of its recycling facility. The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Repayments of Debt Obligations

Other than the scheduled maturities of debt required under its existing debt obligations, the Company may, from time to time, elect to repay additional amounts borrowed under the ABL Facility. These optional repayments of debt may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Stock Repurchase Program

On January 22, 2013, the Board approved a stock repurchase program to acquire up to $50,000 worth of the common stock. Under the repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and requirements as set forth in the ABL Facility. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Liquidity Summary

Historically, the Company has met its working capital, capital expenditures and debt service requirements from its cash flows from operations. The Company currently believes that its existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver, will enable the Company to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements. Domestically, the Company’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund its domestic operating activities as well as cash commitments for its investing and financing activities. For its foreign operations, the Company expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures.

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Cash receipts:
Receipts from customers	$713,283	$700,379	$701,487
Dividends from unconsolidated affiliates	14,940	10,616	5,900
Other receipts	864	3,733	3,939

Cash payments:
Payments to suppliers and other operating costs	553,447	541,298	556,519
Payments for salaries, wages, and benefits	112,268	109,444	114,364
Payments for restructuring and severance	62	—	1,785
Payments for interest	4,701	16,689	19,292
Payments for taxes	8,100	3,988	7,486
	$50,509	$43,309	$11,880

Fiscal Year 2013 compared to Fiscal Year 2012

The increase in receipts from customers is primarily attributable to increased sales volume across all segments, including the effect of the additional week in fiscal year 2013, and improved cash collections. Other receipts include interest income and other miscellaneous cash receipts. The increase in payments to suppliers and other operating costs is primarily driven by higher production volumes, including the effect of the additional week in fiscal year 2013. The increase in payments for salaries, wages and benefits is primarily due to higher production volumes and inflationary increases. The decline in payments for interest was due to both a lower average outstanding debt balance and a lower weighted average interest rate. Taxes paid by the Company increased primarily due to higher profitability for the U.S. operations and the utilization of previous net operating loss carry-forward deductions.

Fiscal Year 2012 compared to Fiscal Year 2011

Cash received from customers declined primarily as a result of decreased volumes; consolidated volumes decreased 5.9% while weighted average selling prices increased 4.8% due to higher material costs. The Company received increased cash dividends from its unconsolidated affiliates primarily due to the improved cash from operations for these entities as a result of declines in their invested working capital dollars. Other receipts include interest income and other miscellaneous items. Payments to suppliers decreased as a result of decreased production volumes and the Company’s inventory reduction efforts and working capital management programs. Salary, wage and benefit payments declined versus fiscal year 2011 primarily due to decreased domestic wage and fringe benefit costs as a result of lower production volumes partially offset by increased salary costs. Interest payments decreased $2,603 as a result of reductions in both outstanding indebtedness and lower average interest rates. Taxes paid by the Company decreased from $7,486 to $3,988 primarily due to the lower profitability of the Company’s Brazilian operation in fiscal year 2012.

Cash Used in Investing Activities and Financing Activities

The Company utilized $9,771 for net investing activities and utilized $41,933 for net financing activities during fiscal year 2013. Significant expenditures for investing activities include $8,809 for capital expenditures. Significant financing activities include repurchases of Company stock of $19,315, and net cash utilized toward the reduction of long term debt of $25,580. During fiscal year 2013, the Company prepaid in full the Term B loan, which included $20,515 in optional and mandatory prepayments and

$615 of prepayment call premiums. In addition, the Company paid $7,200 in scheduled principal payments on the ABL Term Loan, received $1,500 in net borrowings from the ABL Revolver and received $1,250 in proceeds from borrowings under a term loan with an unconsolidated affiliate.

The Company utilized $6,858 for net investing activities and utilized $49,834 in net financing activities during fiscal year 2012. The Company spent $6,354 on capital expenditures and reduced its overall long-term debt by $47,112. In addition, the Company refinanced its debt at a cost of $3,127.

Contractual Obligations

As of June 30, 2013, the Company’s contractual obligations consist of the following:

	Cash Payments Due By Period
Description of Commitment	Total	Less Than 1 Year	1-3 years	3-5 years	More than 5 years

ABL Revolver	$52,500	$—	$—	$52,500	$—
ABL Term Loan	42,800	—	—	42,800	—
Capital lease obligation	1,203	65	129	141	868
Term loan from unconsolidated affiliate	1,250	—	1,250	—	—
Other long-term obligations (1)	4,652	1,229	347	82	2,994
Subtotal	102,405	1,294	1,726	95,523	3,862
Letters of credit	525	525	—	—	—
Interest on long-term debt and other obligations	16,719	3,238	6,346	6,931	204
Operating leases	6,562	2,018	2,656	1,816	72
Purchase obligations (2)	30,497	16,179	14,318	—	—
Total cash payments by period	$156,708	$23,254	$25,046	$104,270	$4,138

(1)

Other long-term obligations do not include an estimate of the timing of future tax payments related to uncertain tax positions; therefore, long-term income tax contingencies of $1,275 have been excluded from the table above.

(2) Purchase obligations primarily consist of utility, software and other service agreements.

For the purposes of the above table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

As of June 30, 2013, the Company’s open purchase orders totaled approximately $45,069 and are expected to be settled in fiscal year 2014. These open purchase orders are in the ordinary course of business for the procurement of (i) selected finished goods for resale sourced from third-party suppliers, (ii) raw materials used in production, and (iii) certain consumables and outsourced services used in the Company’s manufacturing processes.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued new guidance requiring additional information about amounts reclassified out of accumulated other comprehensive income by component, including disclosure of the significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period or, for amounts not required to be reclassified entirely to net income in the same reporting period, a cross-reference to other required disclosures that provide additional detail concerning those amounts. This new standard was effective for the Company’s interim period beginning December 24, 2012 and did not have an impact on its financial position or results of operations.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements. The following discussion provides further information about accounting policies critical to the Company and should be read in conjunction with “Note 2. Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Receivables Reserves

An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectability of accounts receivable is based on a combination of factors including the aging of accounts, historical write off experience, present economic conditions such as customer bankruptcy filings and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for uncollectible accounts which is established based on percentages applied to accounts aged for certain periods of time, supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and uncollectible accounts requires management judgment and estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions it uses to assess the allowance for losses. Certain unexpected events such as a customer bankruptcy filing could have a material impact on the Company’s results of operations. The Company has not made any material changes to the methodology used in establishing its accounts receivable loss reserves during the past three fiscal years. A plus or minus 10% change in its aged accounts receivable reserve percentages would not have been material to the Company’s financial statements for the past three years.

Inventory Reserves

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held for sale, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. For assets held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized and the impairment loss is determined as the amount the carrying value of the asset or asset group exceeds the estimated fair value, measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s carrying value is based on several factors including, but not limited to, changes in business environment, a decline in operating cash flows or a decision to close a manufacturing facility. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions.

Impairment of Investment in Unconsolidated Affiliates

The Company evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the ability of an affiliate to sustain sufficient earnings and cash flows to justify its carrying value. Reductions in an affiliate’s cash flows that are other than temporary and indicative of a loss of investment value are assessed for impairment purposes. For fiscal year 2013, the Company determined there were no “other-than-temporary” impairments related to the carrying value of its investments.

Valuation Allowance for Deferred Tax Assets

The Company currently has a valuation allowance against certain of its net deferred tax assets in the U.S. and foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment. The Company reviews its estimates of future taxable income on a quarterly basis to assess if the need for a valuation allowance exists. The Company continually evaluates both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released. A release of the valuation allowance could have a material effect on earnings in the period of release. The valuation allowance as of June 30, 2013 was $16,690.

Management and the Board’s Audit Committee discussed the development, selection and disclosure of all of the critical accounting estimates described above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with changes in interest rates, fluctuation in currency exchange rates and raw material and commodity risks, which may adversely affect its financial position, results of operations and cash flows. The Company does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  The Company has borrowings under its ABL Revolver and ABL Term Loan that total $95,300 and contain variable rates of interest; however, the Company hedges a significant portion of this interest rate variability using an interest rate swap.  As of June 30, 2013, after considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of June 30, 2013 would result in an increase of $52 in annual cash interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. For sales transactions, the Company typically hedges 50% to 75% of the sales value of these orders by using forward currency contracts. The maturity dates of the forward currency contracts are intended to match the anticipated collection dates of the receivables. As of June 30, 2013, the latest maturity date for outstanding forward currency contracts is in September 2013. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of June 30, 2013, the Company does not have a significant amount of exposure related to any foreign currency forward contracts.

As of June 30, 2013, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 19% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of June 30, 2013, $8,024 of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $1,882 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of June 30, 2013 is provided in “Note 18. Derivative Financial Instruments” to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Raw Material and Commodity Risks

A significant portion of the Company’s raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  The Company does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that the Company uses throughout all of its operations are generally based on U.S. dollar pricing; and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.

Other Risks

The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas, tariffs and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are included on pages F-1 through F-42 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of June 30, 2013, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, former Chief Financial Officer and interim Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer, former Chief Financial Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s annual report on internal control over financial reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the Chief Executive Officer, former Chief Financial Officer and interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (1992).

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 has been audited by KPMG LLP, an independent registered public accounting firm. Their report, which appears in “Item 8. Financial Statements and Supplementary Data” included herein, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013.

(d) Changes in internal control over financial reporting. During the Company’s fourth quarter of fiscal year 2013, there has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to executive officers is set forth above in Part I under “Item 1C. Executive Officers of the Registrant.” The other information required by this Item will be set forth in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after the Company’s fiscal year end on June 30, 2013 (the “Proxy Statement”), including under the headings “Proposal 1: Election of Directors,” “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Beneficial Ownership of Common Stock By Directors and Executive Officers,” “Board of Directors Procedural Matters,” and “Corporate Governance Matters,” and is incorporated herein by reference.

Our non-employee directors and their respective principal occupation or employment, if any, are as follows: William J. Armfield, IV (President, Spotswood Capital, LLC); Archibald Cox, Jr. (Chairman, Sextant Group, Inc.); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates, LLC); George R. Perkins, Jr. (Retired Chairman of the Board and former Chief Executive Officer, Frontier Spinning Mills, Inc.); Suzanne M. Present (Co-Founder and Principal, Gladwyne Partners, LLC); G. Alfred Webster (Retired former Executive Vice President of the Company); and Mitchel Weinberger (President and Chief Operating Officer, Dillon Yarn Corporation).

Code of Business Conduct and Ethics; Ethical Business Conduct Policy Statement

The Company has adopted a written Code of Business Conduct and Ethics applicable to members of the Board and Executive Officers, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer (the “Code of Business Conduct and Ethics”). The Company has also adopted the Ethical Business Conduct Policy Statement (the “Policy Statement”) that applies to all employees. The Code of Business Conduct and Ethics and the Policy Statement are available on the Company’s website at www.unifi.com, under the “Investor Relations” section, and paper copies are available without charge to any shareholder that requests a copy by contacting Unifi, Inc., P.O. Box 19109, Greensboro, North Carolina 27419-9109, Attention: Office of the Secretary. Any amendments to or waivers of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Proxy Statement, including under the headings “Executive Compensation,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Compensation Committee Report,” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Proxy Statement, including under the headings “Equity Compensation Plan Information,” “Principal Holders of Common Stock” and “Beneficial Ownership of Common Stock by Directors and Executive Officers,” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Proxy Statement, including under the headings “Transactions with Related Persons, Promoters and Certain Control Persons,” and “Corporate Governance Matters – Director Independence” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Proxy Statement under the heading “Proposal 4: Ratification of the Independent Registered Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

    2. Financial Statement Schedules

Parkdale America, LLC (“PAL”) Financial Statements as of December 28, 2013 and December 29, 2012 and for the years ended December 28, 2013, December 29, 2012, and December 31, 2011.

PAL is an unconsolidated joint venture in which the Company holds a 34% equity ownership interest. PAL’s current fiscal year end is December 28, 2013, which is more than 90 days after the Company’s fiscal year end of June 30, 2013. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act the Company will file the required financial statements and related notes of PAL via an amendment to this Annual Report on Form 10-K on or before March 28, 2014.

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

3.1(ii)+	Restated By-laws of Unifi, Inc. (as amended on December 20, 2007 and corrected on July 24, 2013).

4.1

Registration Rights Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Schedule 13D dated January 2, 2007 filed by Dillon Yarn Corporation).

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

4.8

Second Amendment to Credit Agreement, dated as of June 25, 2013, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 25, 2013).

4.9+	First Amendment to Guaranty and Security Agreement, dated as of June 25, 2013, by and among the Grantors listed therein and Wells Fargo Bank, N.A., as administrative agent.

10.1	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).

10.2

*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).

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

10.10

First Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2009 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 3, 2008).

10.11	*2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-156090) filed on December 12, 2008).

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

10.14

Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc. effective November 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 27, 2009 (Reg. No. 001-10542) filed on February 5, 2010) (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

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

10.18

Third Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated December 20, 2010).

10.19

*Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011 (Reg No. 001-10542) filed on November 4, 2011).

Exhibit Number	Description

10.20

Fourth Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated December 19, 2011).

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

10.27

First Amendment to Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc. dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012 (Reg. No. 001-10542) filed on November 2, 2012) (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

10.28+	*Severance Agreement and Waiver of Claims between Charles F. McCoy and Unifi, Inc., executed May 14, 2013.

10.29+	*Severance Agreement and Waiver of Claims between Ronald L. Smith and Unifi, Inc., effective August 23, 2013.

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

21.1+	List of Subsidiaries.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description

31.1+	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from Unifi, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2013, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+ Filed herewith.

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

Unifi, Inc.

Date: September 10, 2013	By:	/s/ WILLIAM L. JASPER
William L. Jasper
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	WILLIAM L. JASPER	Chairman of the Board and Chief Executive Officer	September 10, 2013
	William L. Jasper	(Principal Executive Officer)
and Director

/s/	JAMES M. OTTERBERG	Interim Chief Financial Officer and Chief Accounting Officer	September 10, 2013
	James M. Otterberg	(Principal Financial Officer and
Principal Accounting Officer)

/s/	R. ROGER BERRIER, JR.	Director	September 10, 2013
R. Roger Berrier, Jr.

/s/	WILLIAM J. ARMFIELD, IV	Director	September 10, 2013
William J. Armfield, IV

/s/	ARCHIBALD COX, JR.	Director	September 10, 2013
Archibald Cox, Jr.

/s/	KENNETH G. LANGONE	Director	September 10, 2013
Kenneth G. Langone

/s/	GEORGE R. PERKINS, JR.	Director	September 10, 2013
George R. Perkins, Jr.

/s/	SUZANNE M. PRESENT	Director	September 10, 2013
Suzanne M. Present

/s/	G. ALFRED WEBSTER	Director	September 10, 2013
G. Alfred Webster

/s/	MITCHEL WEINBERGER	Director	September 10, 2013
Mitchel Weinberger

EXHIBIT INDEX

Exhibit Number	Description

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

3.1(ii)+	Restated By-laws of Unifi, Inc. (as amended on December 20, 2007 and corrected on July 24, 2013).

4.1

Registration Rights Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Schedule 13D dated January 2, 2007 filed by Dillon Yarn Corporation).

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

4.8

Second Amendment to Credit Agreement, dated as of June 25, 2013, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 25, 2013).

4.9+	First Amendment to Guaranty and Security Agreement, dated as of June 25, 2013, by and among the Grantors listed therein and Wells Fargo Bank, N.A., as administrative agent.

10.1	*1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).

Exhibit Number	Description

10.2

*Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).

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

10.10

First Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2009 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 3, 2008).

10.11	*2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-156090) filed on December 12, 2008).

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

10.14

Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc. effective November 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 27, 2009 (Reg. No. 001-10542) filed on February 5, 2010) (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

Exhibit Number	Description

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

10.18

Third Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated December 20, 2010).

10.19

*Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011 (Reg No. 001-10542) filed on November 4, 2011).

10.20

Fourth Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated December 19, 2011).

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

10.27

First Amendment to Yarn Purchase Agreement between Unifi Manufacturing, Inc. and Hanesbrands, Inc. dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012 (Reg. No. 001-10542) filed on November 2, 2012) (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

Exhibit Number	Description

10.28+	*Severance Agreement and Waiver of Claims between Charles F. McCoy and Unifi, Inc., executed May 14, 2013.

10.29+	*Severance Agreement and Waiver of Claims between Ronald L. Smith and Unifi, Inc., effective August 23, 2013.

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

21.1+	List of Subsidiaries.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from Unifi, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2013, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+ Filed herewith.

*NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNIFI, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unifi, Inc.:

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 30, 2013 and June 24, 2012, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unifi, Inc. and subsidiaries as of June 30, 2013 and June 24, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unifi Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
September 10, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unifi, Inc.:

We have audited Unifi, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unifi, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Unifi, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 30, 2013 and June 24, 2012, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated September 10, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina
September 10, 2013

 CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	June 30, 2013	June 24, 2012
ASSETS
Cash and cash equivalents	$8,755	$10,886
Receivables, net	98,392	99,236
Inventories	110,667	112,750
Income taxes receivable	1,388	596
Deferred income taxes	1,715	7,807
Other current assets	5,913	6,722
Total current assets	226,830	237,997

Property, plant and equipment, net	115,164	127,090
Deferred income taxes	2,196	1,290
Intangible assets, net	7,772	9,771
Investments in unconsolidated affiliates	93,261	95,763
Other non-current assets	10,243	10,322
Total assets	$455,466	$482,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$45,544	$48,541
Accrued expenses	18,485	14,402
Income taxes payable	851	1,332
Current portion of long-term debt	65	7,237
Total current liabilities	64,945	71,512
Long-term debt	97,688	114,315
Other long-term liabilities	5,053	4,832
Deferred income taxes	1,300	794
Total liabilities	168,986	191,453
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 19,205,209 and 20,090,094 shares outstanding)	1,921	2,009
Capital in excess of par value	36,375	34,723
Retained earnings	252,112	252,763
Accumulated other comprehensive (loss) income	(5,500)	28
Total Unifi, Inc. shareholders’ equity	284,908	289,523
Non-controlling interest	1,572	1,257
Total shareholders’ equity	286,480	290,780
Total liabilities and shareholders’ equity	$455,466	$482,233

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Net sales	$713,962	$705,086	$712,812
Cost of sales	640,858	650,690	638,160
Gross profit	73,104	54,396	74,652
Selling, general and administrative expenses	47,386	43,482	44,659
(Benefit) provision for bad debts	(154)	211	(304)
Other operating expense, net	3,409	2,071	1,605
Operating income	22,463	8,632	28,692

Interest income	(698)	(1,921)	(2,511)
Interest expense	4,489	16,073	19,190
Loss on extinguishment of debt	1,102	3,203	3,337
Loss on previously held equity interest	—	3,656	—
Other non-operating (income) expense	—	(1,488)	606
Equity in earnings of unconsolidated affiliates	(11,444)	(19,740)	(24,352)
Income before income taxes	29,014	8,849	32,422
Provision (benefit) for income taxes	13,344	(1,979)	7,333
Net income including non-controlling interest	$15,670	$10,828	$25,089
Less: net (loss) attributable to non-controlling interest	(965)	(663)	—
Net income attributable to Unifi, Inc.	$16,635	$11,491	$25,089

Net income attributable to Unifi, Inc. per common share:
Basic	$0.84	$0.57	$1.25
Diluted	$0.80	$0.56	$1.22

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Net income including non-controlling interest	$15,670	$10,828	$25,089
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,585)	(22,813)	14,702
Gain (loss) on cash flow hedges for an unconsolidated affiliate	1,214	(568)	(646)
Gain (loss) on cash flow hedges, net of reclassification adjustments	82	(606)	(408)
Other comprehensive (loss) income before income taxes	(5,289)	(23,987)	13,648
Income tax (provision) benefit on cash flow hedges	(239)	239	—
Other comprehensive (loss) income, net	(5,528)	(23,748)	13,648
Comprehensive income (loss) including non-controlling interest	10,142	(12,920)	38,737
Less: comprehensive (loss) attributable to non-controlling interest	(965)	(663)	—
Comprehensive income (loss) attributable to Unifi, Inc.	$11,107	$(12,257)	$38,737

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Unifi, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders’ Equity

Balance at June 27, 2010	20,057	$2,006	$31,579	$216,183	$10,128	$259,896	$—	$259,896

Repurchase and retirement of common stock	—	—	(1)	—	—	(1)	—	(1)
Options exercised	19	2	144	—	—	146	—	146
Stock based compensation	—	—	875	—	—	875	—	875
Excess tax benefit on stock-based compensation plans	—	—	2	—	—	2	—	2
Conversion of restricted stock units	4	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	13,648	13,648	—	13,648
Net income	—	—	—	25,089	—	25,089	—	25,089
Balance at June 26, 2011	20,080	$2,008	$32,599	$241,272	$23,776	$299,655	$—	$299,655

Options exercised	10	1	70	—	—	71	—	71
Stock based compensation	—	—	2,054	—	—	2,054	—	2,054
Other comprehensive loss, net of tax	—	—	—	—	(23,748)	(23,748)	—	(23,748)
Acquisition, cost	—	—	—	—	—	—	1,000	1,000
Contributions from non-controlling interest	—	—	—	—	—	—	920	920
Net income (loss)	—	—	—	11,491	—	11,491	(663)	10,828
Balance at June 24, 2012	20,090	$2,009	$34,723	$252,763	$28	$289,523	$1,257	$290,780

Options exercised	174	18	1,280	—	—	1,298	—	1,298
Stock based compensation	—	—	1,533	—	—	1,533	—	1,533
Conversion of restricted stock units	9	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(1,068)	(107)	(1,922)	(17,286)	—	(19,315)	—	(19,315)
Excess tax benefit on stock-based compensation plans	—	—	762	—	—	762	—	762
Other comprehensive loss, net of tax	—	—	—	—	(5,528)	(5,528)	—	(5,528)
Contributions from non-controlling interest	—	—	—	—	—	—	1,280	1,280
Net income (loss)	—	—	—	16,635	—	16,635	(965)	15,670
Balance at June 30, 2013	19,205	$1,921	$36,375	$252,112	$(5,500)	$284,908	$1,572	$286,480

All share amounts and computations using such amounts have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

See accompanying Notes to Consolidated Financial Statements

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Cash and cash equivalents at beginning of year	$10,886	$27,490	$42,691
Operating activities:
Net income including non-controlling interest	15,670	10,828	25,089
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(11,444)	(19,740)	(24,352)
Dividends received from unconsolidated affiliates	14,940	10,616	5,900
Depreciation and amortization expense	24,584	27,135	25,977
Loss on extinguishment of debt	1,102	3,203	3,337
Loss on previously held equity interest	—	3,656	—
Non-cash compensation expense, net	2,287	2,382	1,394
Excess tax benefit on stock-based compensation plans	(762)	—	(2)
Deferred income taxes	6,010	(6,933)	327
Other	690	523	571
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	(858)	(4,496)	(5,877)
Inventories	(394)	13,140	(19,269)
Other current assets and income taxes receivable	(452)	(1,650)	977
Accounts payable and accrued expenses	(498)	3,698	(2,803)
Income taxes payable	(366)	947	611
Net cash provided by operating activities	50,509	43,309	11,880
Investing activities:
Capital expenditures	(8,809)	(6,354)	(20,539)
Investments in unconsolidated affiliates	—	(360)	(867)
Other investments	(1,743)	—	—
Proceeds from other investments	694	—	—
Acquisition, net of cash acquired	—	(356)	—
Return of capital from unconsolidated affiliate	—	—	500
Proceeds from sale of assets	430	507	269
Proceeds from return of split dollar life insurance premiums	—	14	3,241
Other	(343)	(309)	—
Net cash used in investing activities	(9,771)	(6,858)	(17,396)
Financing activities:
Payments on notes payable	—	(134,010)	(47,587)
Proceeds from revolving credit facilities	116,700	160,600	193,225
Payments on revolving credit facilities	(115,200)	(144,200)	(158,625)
Proceeds from issuance of term loans	—	80,000	—
Payments on term loans	(28,330)	(9,769)	—
Payments of debt financing fees	(309)	(3,127)	(825)
Proceeds from related party term loan	1,250	—	—
Repurchase and retirement of common stock	(19,315)	—	(1)
Proceeds from stock option exercises	1,298	71	146
Contributions from non-controlling interest	1,280	920	—
Excess tax benefit on stock-based compensation plans	762	—	2
Other	(69)	(319)	(364)
Net cash used in financing activities	(41,933)	(49,834)	(14,029)

Effect of exchange rate changes on cash and cash equivalents	(936)	(3,221)	4,344
Net decrease in cash and cash equivalents	(2,131)	(16,604)	(15,201)
Cash and cash equivalents at end of year	$8,755	$10,886	$27,490

See accompanying Notes to Consolidated Financial Statements

Unifi, Inc.

Notes to Consolidated Financial Statements

1. Background

Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “we”, the “Company” or “Unifi”), is a multi-national manufacturing company that processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted and beamed yarns; each is available in virgin or recycled varieties (made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and covered spandex products.

The Company maintains one of the industry’s most comprehensive yarn product offerings, and it has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”). The Company’s principal markets are located in the U.S., Canada, Mexico, Central America and South America. In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s PVA and other specialty products in the Asian textile market, primarily in China, as well as into the European market.

Fiscal Year

The Company’s fiscal year ends on the last Sunday in June, which was June 30th for fiscal year 2013.  The Company’s Brazilian, Colombian and Chinese subsidiaries’ report on a calendar period basis, with their fiscal years ending on June 30th.  For fiscal years 2012 and 2011, the Company’s fiscal years ended on June 24, 2012 and June 26, 2011, respectively, and there were no significant transactions or events that occurred between the Company’s fiscal year end and its subsidiaries’ fiscal year ends for these periods.  The Company’s fiscal year 2013 consists of 53 weeks, while fiscal years 2012 and 2011 each consisted of 52 weeks.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

All dollar and other currency amounts and share amounts, except per share amounts, are presented in thousands, except as otherwise noted.

2. Summary of Significant Accounting Policies

The Company follows U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”). The significant accounting policies described below, together with the other notes that follow, are an integral part of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which it maintains a controlling financial interest. All account balances and transactions between the Company and the subsidiaries which it controls have been eliminated. Investments in entities where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. For transactions with entities accounted for under the equity method, any intercompany profits on amounts still remaining are eliminated. Amounts originating from any deferral of intercompany profits are recorded within either the Company’s investment account or the account balance to which the transaction specifically relates (e.g., inventory). Only upon settlement of the intercompany transaction with a third party is the deferral of the intercompany profit recognized by the Company.

Use of Estimates

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

Cash and Cash Equivalents

Cash equivalents are defined as highly liquid, short-term investments having an original maturity of three months or less. Book overdrafts, for which the bank has not advanced cash, if any, are reclassified to current liabilities.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Receivables

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

Inventories

The Company’s inventories are valued at the lower of cost or market with the cost for the majority of its inventory determined using the first-in, first-out method. Certain foreign inventories and limited categories of domestic supplies inventories are valued using the average cost method. The Company’s estimates for inventory reserves for obsolete, slow-moving or excess inventories are based upon many factors including historical recovery rates, the aging of inventories on-hand, inventory movement and expected net realizable value of specific products, and current economic conditions.

Debt Financing Fees

The Company capitalizes costs associated with the financing of its debt obligations. These costs are amortized as additional interest expense following either the effective interest method or the straight-line method. In the event of any prepayment of its debt obligations, the Company accelerates the recognition of a pro-rata amount of issuance costs and records an extinguishment of debt.

Property, Plant and Equipment

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

The Company capitalizes its costs of developing internal software when the software is used as an integral part of its manufacturing or business processes and the technological feasibility has been established. Internal software costs are amortized over a period of three years and, in accordance with the project type, charged to cost of sales or selling, general and administrative (“SG&A”) expenses.

Fully depreciated assets are retained in cost and accumulated depreciation accounts until they are removed from service. In the case of disposals, asset costs and related accumulated depreciation amounts are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the determination of net income and presented within Other operating expense, net.

Repair and maintenance costs related to PP&E which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the capabilities or production capacity of an existing asset are expensed as incurred.

Interest is capitalized for capital projects requiring a construction period.

PP&E is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Long-lived assets to be disposed of by sale within one year are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell. Depreciation ceases for all assets classified as held for sale. Long-lived assets to be disposed of other than by sale are classified as held for use until they are disposed of and these assets are reported at the lower of their carrying amount or estimated fair value.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Intangible Assets

Finite-lived intangible assets, such as customer lists, non-compete agreements, licenses and trademarks are amortized over their estimated useful lives. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

Investments in Unconsolidated Affiliates

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates whether or not the affiliate is able to generate and sustain sufficient earnings and cash flows to justify its carrying value.

Asset Retirement Obligations

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

Derivative Instruments

All derivatives are carried on the balance sheet at fair value and are classified according to their asset or liability position and the expected timing of settlement. On the date the derivative contract is entered into, the Company may designate the derivative into one of the following categories:

●

Fair value hedge – a hedge of the fair value of a recognized asset, liability or a firm commitment. Changes in the fair value of derivatives designated and qualifying as fair-value hedges, as well as the offsetting gains and losses on the hedged items, are reported in income in the same period.

●

Cash flow hedge – a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability. The effective portion of gains and losses on cash flow hedges are recorded in Accumulated other comprehensive income, until the underlying transactions are recognized in income. When the hedged item is realized, gains or losses are reclassified from Accumulated other comprehensive income to current period earnings on the same line item as the underlying transaction.

●

Net investment hedge – if a derivative is used as a foreign currency hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in foreign currency translation adjustments in Accumulated other comprehensive income.

Any ineffective portion of designated hedges is immediately recognized in current period earnings. Derivatives that are not designated for hedge accounting are marked to market at the end of each period with the changes in fair value recognized in current period earnings. Settlements of any fair value or cash flow derivative contracts are classified as cash flows from operating activities.

Fair Value Measurements

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

●	Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.

Income Taxes

Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different tax years for financial statement purposes than tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse. The Company recognizes tax benefits related to uncertain tax positions if it believes it is more-likely-than-not the benefit will be realized. The Company reviews deferred tax assets to determine if it is more-likely-than-not they will be realized. If the Company determines it is not more-likely-than-not that a deferred tax asset will be realized, it records a valuation allowance to reverse the previously recognized benefit. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. The Company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Income tax expense related to penalties and interest, if incurred, is included in the Provision for income taxes.

Stock-Based Compensation

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at exchange rates existing at the respective balance sheet dates. Translation gains and losses are not included in determining net income, but are presented in a separate component of Accumulated other comprehensive income. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Transaction gains and losses are included in determining net income and are presented within Other operating expense, net.

Revenue Recognition

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

Cost of Sales

The major components of cost of sales are: (a) materials and supplies, (b) labor, utility and overhead costs associated with the manufactured products, (c) cost of products purchased for resale, (d) charges or credits associated with inventory reserves, (e) shipping, handling and warehousing costs, (f) research and development costs, and (g) all other costs related to production activities.

Shipping, Handling and Warehousing Costs

Shipping, handling and warehousing costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company to its customers.

Research and Development

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs. The cost of research and development is charged to expense as incurred. Research and development costs were as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Research and developments costs	$4,940	$4,764	$4,145

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Selling, General and Administrative Expenses

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

Advertising

Advertising costs are expensed as incurred and included in SG&A expenses. The Company’s advertising expenses include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows and other programs. Advertising costs were as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Advertising costs	$3,777	$1,811	$1,489

Restructuring Charges

Restructuring charges for the relocation of equipment, disposal costs, severance and other exit costs are expensed as incurred.

Self Insurance

The Company self-insures certain risks such as employee healthcare claims. Reserves for incurred but not reported healthcare claims are estimated using historical data, the timeliness of claims processing, medical trends, inflation and any changes, if applicable, in the nature or type of the plan.

Contingencies

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

3. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued new guidance requiring additional information about amounts reclassified out of accumulated other comprehensive income by component, including disclosure of the significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period or, for amounts not required to be reclassified entirely to net income in the same reporting period, a cross-reference to other required disclosures that provide additional detail concerning those amounts. This new standard was effective for the Company’s interim period beginning December 24, 2012 and did not have an impact on its financial position or results of operations.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

4. Acquisition of Controlling Interest in Repreve Renewables, LLC

In April 2010, the Company entered into an agreement with two other unaffiliated entities to form Repreve Renewables, LLC (“Renewables”) and received a 40% membership interest for its $4,000 contribution. Renewables is a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass intended for use as a feedstock in the production of energy as well as to provide value-added processes for cultivating, harvesting or using biomass crops. Renewables has the exclusive license to commercialize FREEDOM® Giant Miscanthus (“FGM”). FGM is a miscanthus grass strain, which is a C4 plant that was developed by Mississippi State University to be a dedicated energy crop with high biomass yield from minimal input requirements. Renewables’ success will depend on its ability to commercialize FGM, license individual growers of FGM and sell feedstock to biomass conversion facilities. The Company’s investment in Renewables is anticipated to provide a unique revenue stream and support its strategy to grow the REPREVE® brand and related sustainability initiatives.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The intangible assets acquired and the estimated average remaining useful lives over which each asset will be amortized on a straight-line basis are as follows:

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

Renewables’ operating expenses are funded through contributions from its members. Since October 6, 2011, contributions from the non-controlling interest have totaled $2,200.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

5. Receivables, Net

Receivables, net consist of the following:

	June 30, 2013	June 24, 2012
Customer receivables	$99,324	$100,818
Allowance for uncollectible accounts	(972)	(1,118)
Reserves for yarn quality claims	(893)	(939)
Net customer receivables	97,459	98,761
Related party receivables	204	111
Other receivables	729	364
Total receivables, net	$98,392	$99,236

Other receivables consist primarily of receivables for duty drawback, amounts due from customers for returnable packaging, interest, value-added tax and refunds from vendors.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 27, 2010	$(1,875)	$(1,662)
Charged to costs and expenses	304	(1,156)
Charged to other accounts	46	401
Deductions	378	1,316
Balance at June 26, 2011	$(1,147)	$(1,101)
Charged to costs and expenses	(211)	(1,390)
Charged to other accounts	117	23
Deductions	123	1,529
Balance at June 24, 2012	$(1,118)	$(939)
Charged to costs and expenses	154	(1,881)
Charged to other accounts	30	8
Deductions	(38)	1,919
Balance at June 30, 2013	$(972)	$(893)

Amounts charged to costs and expenses for the allowance for uncollectible accounts are reflected in the (Benefit) provision for bad debts. For the allowance for uncollectible accounts, deductions represent amounts written off which were deemed to not be collectible, net of any recoveries. Amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction of Net sales. For the reserve for yarn quality claims, deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences. Amounts charged to other accounts primarily include the impact of translating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. dollar.

6. Inventories

Inventories consist of the following:

	June 30, 2013	June 24, 2012
Raw materials	$42,001	$43,296
Supplies	5,286	5,169
Work in process	6,237	6,604
Finished goods	58,179	59,659
Gross inventories	111,703	114,728
Inventory reserves	(1,036)	(1,978)
Total inventories	$110,667	$112,750

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories of $31,139 and $35,067 as of June 30, 2013 and June 24, 2012, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consist of the following:

	June 30, 2013	June 24, 2012
Vendor deposits	$2,633	$2,076
Value added taxes receivable	1,729	2,495
Prepaid expenses	1,376	1,778
Other investments	166	—
Assets held for sale	—	341
Other	9	32
Total other current assets	$5,913	$6,722

Vendor deposits primarily relate to down payments made toward the purchase of raw materials by the Company’s U.S., Brazilian and Chinese operations from Asian vendors. Value added taxes receivable are recoverable taxes associated with the sales and purchase activities of the Company’s foreign operations. Prepaid expenses consist of advance payments for insurance, professional fees, membership dues, subscriptions, non-income related tax payments and information technology services. Assets held for sale as of June 24, 2012 relate to a certain nylon warehouse, land and other improvements located in Fort Payne, Alabama. During fiscal year 2013, the Company recorded an impairment charge of $42 in Other operating expense, net based upon the negotiated sales price of these assets. The sale was subsequently completed on June 18, 2013. Other includes miscellaneous employee advances and unrealized foreign currency gains.

Other investments relate to cash held by the Company’s Colombian subsidiary within an investment fund of a financial institution located in Colombia that is currently being liquidated. The Company was notified of this liquidation in December 2012 and the Company no longer has immediate access to these funds. The total amounts transferred to Other investments at the time of the notification were $1,743. Since December 2012, the fund administrator, in accordance with Colombian regulations, has issued two notifications of reductions in the portfolio value resulting in the Company recording asset write-downs of $143 in Other operating expense, net. In addition, the Company estimated an additional $75 reduction at June 30, 2013. To date, the Company has received payments in accordance with the court mandated schedule of $694 plus interest. The total net carrying value of the Company’s investment was $840 at June 30, 2013 of which $166 is expected to be received within the next twelve months.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	June 30, 2013	June 24, 2012
Land	$2,949	$3,095
Land improvements	11,676	11,426
Buildings and improvements	144,833	146,232
Assets under capital leases	1,234	9,520
Machinery and equipment	526,910	530,319
Computers, software and office equipment	16,647	16,350
Transportation equipment	4,866	4,722
Construction in progress	5,691	1,774
Gross property, plant and equipment	714,806	723,438
Less: accumulated depreciation	(599,592)	(587,146)
Less: accumulated amortization – capital lease	(50)	(9,202)
Total property, plant and equipment, net	$115,164	$127,090

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

During the fiscal quarter ended December 23, 2012, the Company entered into a capital lease in the amount of $1,234 for certain transportation equipment. During the third fiscal quarter of 2013, assets held under capital lease declined by $9,520 as a result of terminating a sale leaseback agreement involving a manufacturing facility.

Internal software development costs within PP&E consist of the following:

	June 30, 2013	June 24, 2012
Internal software development costs	$2,166	$2,014
Accumulated amortization	(1,932)	(1,804)
Net internal software development costs	$234	$210

Depreciation expense, internal software development costs amortization, repairs and maintenance expenses and capitalized interest were as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Depreciation expense	$21,597	$23,650	$22,671
Internal software development costs amortization	128	236	368
Repair and maintenance expenses	18,649	16,270	18,638
Capitalized interest	36	—	—

Depreciation expense includes the amortization of assets under capital leases.

9. Intangible Assets, Net

Intangible assets, net consist of the following:

	June 30, 2013	June 24, 2012
Customer list	$22,000	$22,000
Non-compete agreements	4,243	4,243
Licenses	265	293
Trademarks	246	—
Total intangible assets, gross	26,754	26,536

Accumulated amortization - customer list	(15,993)	(14,156)
Accumulated amortization - non-compete agreements	(2,895)	(2,581)
Accumulated amortization - licenses	(55)	(28)
Accumulated amortization - trademarks	(39)	—
Total accumulated amortization	(18,982)	(16,765)
Total intangible assets, net	$7,772	$9,771

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

During the second quarter of fiscal year 2012, the Company acquired a controlling interest in Renewables. The non-compete agreement acquired is being amortized using the straight line method over the five year term of the agreement. The licenses acquired are being amortized using the straight line method over their estimated useful lives of four to eight years.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

During fiscal year 2013, as part of its efforts to market REPREVE® to consumers worldwide and to raise its visibility among brands, the Company capitalized $246 of expenses incurred to register certain trademarks in various countries. The Company has determined that these trademarks have varying useful lives of up to three years.

Amortization expense for intangible assets consists of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Customer list	$1,837	$2,022	$2,174
Non-compete agreements	313	327	349
Licenses	38	28	—
Trademarks	39	—	—
Total amortization expense	$2,227	$2,377	$2,523

The following table presents the expected intangible asset amortization for the next five fiscal years:

	2014	2015	2016	2017	2018
Customer list	$1,481	$1,216	$969	$836	$717
Non-compete agreements	313	313	313	277	132
Licenses	31	31	31	30	30
Trademarks	82	82	43	—	—
Total intangible amortization	$1,907	$1,642	$1,356	$1,143	$879

During fiscal year 2013, Repreve Renewables recorded an impairment charge of $17 within Other operating expense, net related to certain FGM sub-licenses based on its determination that the carrying value exceeded the fair market value.

10. Other Non-Current Assets

Other non-current assets consist of the following:

	June 30, 2013	June 24, 2012
Long-term deposits	$5,050	$5,151
Debt financing fees	2,117	2,870
Biomass foundation and feedstock	1,852	1,794
Other investments	674	—
Other	550	507
Total other non-current assets	$10,243	$10,322

Long-term deposits consist primarily of a deposit with a domestic utility company and value-added tax deposits. Biomass foundation and feedstock are currently being developed and propagated by Renewables for the bioenergy industry. See “Note 7. Other Current Assets” for further discussion of Other investments. Other consists primarily of premiums on a split dollar life insurance policy which represents the value of the Company’s right of return on premiums paid for a retiree owned insurance contract which matures in 2015.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

11. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2013	June 24, 2012
Payroll and fringe benefits	$11,676	$9,080
Utilities	3,058	2,540
Severance	1,049	—
Property taxes	798	842
Retiree medical liability	106	138
Interest	102	398
Asset retirement obligation	—	125
Other	1,696	1,279
Total accrued expenses	$18,485	$14,402

The increased accrual for payroll and fringe benefits is primarily due to the increase in certain variable compensation awards. Accrued severance represents the current portion of amounts due under a severance agreement between the Company and a former executive officer. See “Note 22. Other Operating Expense, Net” for further discussion of restructuring charges. In June 2012, the Company recorded an asset retirement obligation associated with the reclamation and removal costs related to a leased location in its Polyester Segment. During fiscal year 2013, the lease was terminated, the related retirement obligation was settled and the Company delivered possession to the lessor effective December 31, 2012. Other consists primarily of unearned revenues related to returnable packaging, license fees, workers compensation and other employee related claims, current portion of domestic retiree and post-employment medical liabilities, marketing expenses, freight expenses, rent, customer credits and other non-income related taxes.

12. Long-Term Debt

Debt Obligations

The following table presents a summary of the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of any interest rate swaps) as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 30, 2013	June 30, 2013	June 24, 2012
ABL Revolver	May 2018	3.3%	$52,500	$51,000
ABL Term Loan	May 2018	3.4%	42,800	50,000
Term B Loan	—	—	—	20,515
Term loan from unconsolidated affiliate	August 2014	3.0%	1,250	—
Capital lease obligation	November 2027	4.6%	1,203	37
Total debt			97,753	121,552
Current portion of long-term debt			(65)	(7,237)
Total long-term debt			$97,688	$114,315

ABL Facility

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of America, N.A. (“Bank of America”). The ABL Facility consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”). In addition, the Company entered into a $30,000 term loan (“Term B Loan”) with MacKay Shields LLC, a Delaware limited liability company, solely in its capacity as investment advisor or subadviser with investment authority for certain discretionary client accounts. The purpose of entering into the ABL Facility and the Term B Loan was to, among other things, refinance the Company’s then existing indebtedness. The ABL Facility has subsequently been amended, and the Term B Loan has subsequently been repaid, as described later in this Note 12.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The Credit Agreement includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. As entered into on May 24, 2012, ABL Revolver borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.75% to 2.25%, or the Base Rate plus an applicable margin of 0.75% to 1.25%, with interest currently being paid on a monthly basis. The applicable margin is based on the average quarterly excess availability under the ABL Revolver. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1.0%. There is also an unused line fee under the ABL Revolver of 0.25% to 0.375% of the unused line amount which is paid monthly.

Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.

First Amendment

On December 27, 2012, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) to amend certain terms of the ABL Facility in connection with the Company’s then anticipated January 8, 2013 repayment of all amounts outstanding under the Term B Loan. The First Amendment revised the definition of fixed charges within the Credit Agreement for the ABL Facility and within the Company’s fixed charge coverage ratio calculation to exclude any mandatory or optional prepayments of the Term B Loan made after December 25, 2012 and prior to February 4, 2013, in an amount not to exceed $13,800, subject to the satisfaction of certain specified conditions (which were met by the Company). An amendment fee of $50 was paid to the participating lenders during the quarter ended March 24, 2013.

Second Amendment

On June 25, 2013, the Company entered into a Second Amendment to Credit Agreement (“Second Amendment”) to the ABL Facility with its lenders. The Second Amendment, among other things: (i) extended the maturity date of the ABL Facility from May 24, 2017 to May 24, 2018; (ii) authorized the ABL Term Loan amount to be increased from its then existing balance of $42,800 to $50,000; (iii) replaced the $1,800 quarterly ABL Term Loan principal payments with payments (if any) based on the amount that the outstanding balance of the ABL Term Loan exceeds a calculation of eligible collateral; (iv) reduced the ABL Term Loan interest rate from LIBOR plus an applicable margin of 2.25% to 2.75%, or the Base Rate plus an applicable margin of 1.25% to 1.75%, to LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25%; (v) revised the definition of fixed charges for purposes of the Company’s fixed charge coverage ratio calculation to exclude ABL Term Loan voluntary principal prepayments and all principal prepayments of the Term B Loan; (vi) revised the definition of fixed charge coverage ratio to exclude share repurchases permitted under the Credit Agreement; (vii) increased the trigger level for the financial covenant which requires the Company to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 when excess availability under the ABL Revolver falls below the greater of $10,000 or 20% of the maximum revolver amount (from the previous trigger level of the greater of $10,000 or 15% of the maximum revolver amount); and (viii) required excess availability to not be less than $20,000 at any time during the thirty day period prior to the making of restricted payments consisting of dividends and share repurchases; (ix) reset the calculation of eligible machinery and equipment and eligible real property collateral specific to the ABL Term Loan with an increased advance rate that declines on a quarterly basis (the “Collateral Reset”); and (x) reduces the letter of credit sublimit to $10,000. Some of the foregoing items were subject to satisfaction of certain conditions, including updated real estate appraisals, which conditions were subsequently satisfied on July 19, 2013. In addition, the Second Amendment provides for another Collateral Reset after June 25, 2014, subject to satisfaction of certain additional conditions. An amendment fee of $125 was paid to the participating lenders during the quarter ended June 30, 2013.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of June 30, 2013, the Company was in compliance with all financial covenants, the excess availability under the ABL Revolver was $36,105, the fixed charge coverage ratio was 3.75 and the Company had $525 of standby letters of credit, none of which have been drawn upon.

Term B Loan

The Term B Loan had a maturity date of May 24, 2017, but was prepaid in full on January 8, 2013. The Term B Loan was secured by a first-priority lien on the Company’s limited liability company membership interest in PAL and a second-priority lien on the ABL Facility first-priority collateral described above. The Term B Loan carried interest at LIBOR plus 7.50% (with a LIBOR floor of 1.25%) with interest payable monthly, and it did not amortize.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement with its unconsolidated affiliate U.N.F. Industries Ltd. (“UNF”) and borrowed $1,250. The loan bears interest at 3% with interest payable semi-annually. The loan does not amortize and has a maturity date of August 30, 2014, at which time the entire principal balance is due.

Capital Lease Obligation

On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment. The original amount due under the fifteen year term of the lease is $1,234 and payments are made monthly. The implicit annual interest rate under the lease is approximately 4.6%.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the following five fiscal years and thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2014	2015	2016	2017	2018	Thereafter
ABL Revolver	$—	$—	$—	$—	$52,500	$—
ABL Term Loan	—	—	—	—	42,800	—
Capital lease obligation	65	63	66	69	72	868
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$65	$1,313	$66	$69	$95,372	$868

Debt Financing Fees

Debt financing fees are classified within Other non-current assets and consist of the following:

	June 30, 2013	June 24, 2012
Balance at beginning of year	$2,870	$3,245
Amounts paid related to debt refinancing	113	3,127
Amounts paid related to debt modification	197	—
Amortization charged to interest expense	(632)	(871)
Amounts charged to extinguishment of debt due to refinancing	—	(2,250)
Amounts charged to extinguishment of debt due to prepayments	(431)	(381)
Balance at end of year	$2,117	$2,870

Amortization of the debt financing fees is classified within Interest expense and consists of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Amortization of debt financing fees	$632	$871	$415

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Loss on Extinguishment of Debt

The components of Loss on extinguishment of debt consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Prepayment call premium for 11.5% Senior Secured Notes due May 2014	$—	$288	$2,587
Prepayment call premium and other costs for Term B Loan	671	284	—
Non-cash charges due to write-off of debt financing fees	431	2,631	750
Loss on extinguishment of debt	$1,102	$3,203	$3,337

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30, 2013	June 24, 2012
Supplemental post-employment plan	$2,665	$2,195
Income tax contingencies	1,275	847
Derivative instruments	324	1,015
Severance	137	—
Other	652	775
Total other long-term liabilities	$5,053	$4,832

Accrued severance represents the long-term portion of monies due under a severance agreement with a former executive officer of the Company, see “Note 22. Other Operating Expense, Net” for further discussion of these charges.

Other includes certain retiree and post-employment medical and disability liabilities and certain non-income tax liabilities associated with one of the Company’s foreign subsidiaries.

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

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Supplemental post-employment plan expenses	$775	$394	$519

14. Income Taxes

Components of income before tax

The components of Income before income taxes consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
United States	$16,900	$3,010	$14,737
Foreign	12,114	5,839	17,685
Income before income taxes	$29,014	$8,849	$32,422

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Components of provision (benefit) for taxes

The components of the Provision (benefit) for income taxes consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Current:
Federal	$2,399	$457	$3
State	119	69	—
Foreign	5,210	4,549	6,844
	7,728	5,075	6,847
Deferred:
Federal	7,086	(2,733)	—
State	542	(3,285)	—
Foreign	(2,012)	(1,036)	486
	5,616	(7,054)	486
Provision (benefit) for income taxes	$13,344	$(1,979)	$7,333

Effective income tax rate

The provision for income taxes computed by applying the federal statutory tax rate as reconciled to the effective tax rate is as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	0.5	1.1
Foreign income taxed at different rates	(0.1)	(7.3)	(1.2)
Repatriation of foreign earnings	1.1	71.6	6.3
Unremitted foreign earnings, net of foreign tax credit	1.0	54.2	11.9
North Carolina investment tax credit expiration	0.1	0.3	2.8
Change in valuation allowance	10.3	(180.2)	(34.8)
Domestic production activities deduction	(1.2)	—	—
Research and other credits	(3.5)	—	—
Nondeductible expenses and other	1.2	3.5	1.5
Effective tax rate	46.0%	(22.4% )	22.6%

The Company’s effective tax rate for the year ended June 30, 2013 was significantly impacted by the increase in the valuation allowance primarily related to equity investments, partially offset by the research and other credits and the domestic production activities deduction.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred income taxes

The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	June 30, 2013	June 24, 2012
Deferred tax assets:
Investments in unconsolidated affiliates	$12,318	$9,109
State tax credits	314	343
Accrued liabilities and valuation reserves	4,189	4,523
Net operating loss carryforwards	1,980	10,135
Intangible assets	6,220	6,961
Foreign tax credits	2,588	2,588
Incentive compensation plans	3,070	2,574
Other items	3,577	3,112
Total gross deferred tax assets	34,256	39,345
Valuation allowance	(16,690)	(13,911)
Net deferred tax assets	17,566	25,434

Deferred tax liabilities:
Property, plant and equipment	(6,770)	(9,218)
Unremitted foreign earnings	(7,390)	(7,109)
Other	(795)	(804)
Total deferred tax liabilities	(14,955)	(17,131)
Net deferred tax asset	$2,611	$8,303

Deferred income taxes - valuation allowance

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment. Since the Company operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.

The balances and activity for the Company’s deferred tax valuation allowance are as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Balance at beginning of the year	$(13,911)	$(30,164)	$(39,988)
Charged to costs and expenses	(3,243)	15,847	8,815
Charged to other accounts	464	239	—
Deductions	—	167	1,009
Balance at end of year	$(16,690)	$(13,911)	$(30,164)

Based on the assessment at June 30, 2013, the Company has recorded a valuation allowance of $16,690, of which $14,091 related to reserves against certain domestic deferred tax assets primarily related to equity investments and foreign tax credits as well as $2,599 related to reserves against certain deferred tax assets of the Company’s foreign subsidiaries primarily related to net operating loss carryforwards and equity investments.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

During fiscal year 2013, the Company’s valuation allowance increased by $2,779. This increase consists of $3,428 related to certain foreign and domestic equity investments partially offset by a decrease of $649 related to certain foreign net operating loss carryforwards and temporary items. The Company’s operations in Colombia have experienced positive operating results in recent years (for both reported book and taxable income amounts) and the Company expects these operating results to continue. The Company would need to generate $1,451 of taxable income before the expiration of the net operating loss and presumptive income deductions in 2018 in order to fully realize these foreign deferred tax assets. During the fourth quarter of fiscal year 2013, the Company concluded that the cumulative profitability in recent years and projected future taxable income provided sufficient positive evidence that the future tax benefits related to $424 of deferred tax assets would more-likely-than-not be realized and the Company recorded a reduction to the valuation allowance. This amount was recorded as a benefit for deferred income tax expense.

Based on the assessment at June 24, 2012, the Company had recorded a valuation allowance of $13,911, of which $11,194 related to reserves against certain domestic deferred tax assets primarily related to equity investments and foreign tax credits as well as $2,717 related to reserves against certain deferred tax assets of the Company’s foreign subsidiaries primarily related to net operating carryforwards and equity investments.

During fiscal year 2012, the Company’s valuation allowance declined $16,253. This decrease consisted of $11,242 primarily due to the utilization of domestic federal and state net operating loss carryforwards during the year, partially offset by $1,245 related to certain foreign equity investments. The valuation allowance also decreased $6,256 during fiscal year 2012 as the Company concluded that its cumulative profitability in recent years and projected future taxable income provided sufficient positive evidence that future tax benefits related to $6,256 of its domestic deferred tax assets would more-likely-than-not be realized and the Company recorded a reduction to the valuation allowance. Of this amount, $6,017 was recorded as a benefit for deferred income taxes as a component of net income and $239 was recorded as a component of Accumulated other comprehensive income.

During fiscal year 2011, the valuation allowance decreased $9,824 primarily as a result of the decrease in temporary differences, the effects of a change in an indefinite reinvestment assertion and the utilization of federal net operating loss carryforwards.

Unrecognized tax benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Balance at beginning of the year	$1,154	$775	$374
Gross increases related to current period tax positions	250	6	22
Gross increases related to tax positions in prior periods	—	400	379
Gross decreases related to settlements with tax authorities	—	—	—
Gross decreases related to lapse of applicable statute of limitations	(440)	(27)	—
Balance at end of year	$964	$1,154	$775

Recognition of $964 of previously unrecognized tax benefits would have a favorable impact on the Company’s effective tax rate. Interest and penalties recognized by the Company within income tax expense (benefit) were ($250), $9 and $552 for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively. The Company has $311, $561 and $552 accrued for interest and/or penalties related to uncertain tax positions as of June 30, 2013, June 24, 2012 and June 26, 2011, respectively.

Expiration of net operating losses and tax credits

As of June 30, 2013, the Company has $17,687 of state net operating loss carryforwards that may be used to offset future taxable income. In addition, the Company has $2,588 of foreign tax credit carryforwards (of which $1,680 are offset by valuation allowances), $130 of North Carolina research credits and $26 of North Carolina investment tax credit carryforwards. These carryforwards, if unused, will expire as follows:

State net operating loss carryforwards	2014	through	2032
Foreign tax credit carryforwards		2021
North Carolina research credits		2028
North Carolina investment tax credit carryforwards	2014	through	2016

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Tax years subject to examination

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

Indefinite reinvestment assertion

During fiscal year 2013, the Company increased its indefinite reinvestment assertion by $803. The Company has plans to repatriate $21,114 of future cash flows generated from its operations in Brazil and has a deferred tax liability of $7,390 to reflect the additional income tax that would be due as a result of these plans. As of June 30, 2013, $60,622 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. If these earnings had not been permanently reinvested, deferred taxes of approximately $21,218 would have been recognized.

15. Shareholders’ Equity

On October 27, 2010, the Company’s shareholders approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a ratio of 1-for-3. The reverse stock split became effective November 3, 2010. The Company had 20,060 shares of common stock issued and outstanding immediately following the completion of the reverse stock split. The Company is authorized in its Restated Certificate of Incorporation to issue up to a total of 500,000 shares of common stock at a $0.10 par value per share which was unchanged by the amendment. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

On January 22, 2013, the Board terminated a previous stock repurchase program (which had already been suspended since November 2003) and approved a new stock repurchase program to acquire up to $50,000 worth of the Company’s common stock.  Under the new repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or in privately negotiated transactions at such times, manner and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and requirements as set forth in the ABL Facility.  The repurchase program has no stated expiration or termination date.  The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.  Under the repurchase program, there is no time limit for repurchases, nor are there a minimum number of shares intended to be repurchased or specific time frame in which the Company intends to repurchase.

The following table summarizes the Company’s repurchases and retirements of its common stock during the fiscal year ended June 30, 2013.

Total Number of Shares Repurchased and Retired	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the Plans or Programs

1,068	$18.08	1,068	$30,697

The ABL Facility contains certain restricted payment and restricted investment provisions, including a restriction on the payment of dividends and share repurchases, unless excess availability is greater than $20,000 for the entire thirty day period prior to the making of such a distribution (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period).

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

All repurchased shares have been retired and have the status of authorized and unissued shares. The cost of the repurchased shares above par value has been allocated between Capital in excess of par value and Retained earnings.

No dividends were paid in the last three fiscal years.

16. Stock Based Compensation

On October 29, 2008, the Company’s shareholders approved the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”). The 2008 LTIP authorized the issuance of up to 2,000 shares of common stock pursuant to the grant or exercise of stock options, including incentive stock options, non-qualified stock options and restricted stock, but not more than 1,000 shares may be issued as restricted stock. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant. The 2008 LTIP replaced the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 LTIP”), however, prior grants outstanding under the 1999 LTIP remain subject to that plan’s provisions.

Stock options subject to service conditions

During fiscal year 2013, the Company granted 138 stock options under the 2008 LTIP to certain key employees. The stock options vest ratably over the required three year service period and have ten year contractual terms. The weighted average exercise price of the options was $11.15 per share. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $7.28 per share.

During fiscal year 2012, the Company granted 127 stock options under the 2008 LTIP to certain key employees. The stock options vest ratably over the required three year service period and have ten year contractual terms. The exercise price of the options was $12.47 per share. The Company used the Black-Scholes model to estimate the grant date fair value of $7.88 per share.

There were no options granted during fiscal year 2011.

For options granted, the valuation models used the following assumptions:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Expected term (years)	7.5	6.3	—
Interest rate	1.0%	2.0%	—
Volatility	66.9%	68.2%	—
Dividend yield	—	—	—

The Company uses historical data to estimate the expected life, volatility and estimated forfeitures. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

A summary of the Company’s non-vested shares related to options subject to service conditions as of June 30, 2013, and changes during the current fiscal year is as follows:

	Under the 2008 LTIP	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	312	$5.19
Granted	138	$7.28
Vested	(227)	$4.19
Forfeited	—	$—
Non-vested at June 30, 2013	223	$7.50

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to service conditions for selected price ranges as of June 30, 2013:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$5.73	-	$10.00	695	$6.64	4.9	695	$6.64
$10.01	-	$15.00	310	$11.52	7.7	87	$11.17
$15.01	-	$21.72	6	$20.55	0.5	6	$20.55
Total			1,011	$8.23	5.7	788	$7.26

At June 30, 2013, the remaining unrecognized compensation cost related to the unvested stock options subject to service conditions was $537 which is expected to be recognized over a weighted average period of 1.9 years.

Stock options subject to market conditions

There were no options granted during fiscal years 2013, 2012 and 2011 that contained market condition vesting provisions. A summary of the Company’s non-vested shares related to options subject to market conditions as of June 30, 2013, and changes during the current fiscal year is as follows:

	Under the 1999 LTIP	Under the 2008 LTIP	Total Shares	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	494	73	567	$5.63
Granted	—	—	—	$—
Vested	(461)	(73)	(534)	$5.66
Forfeited	(6)	—	(6)	$5.21
Non-vested at June 30, 2013	27	—	27	$5.21

The stock options are subject to a market condition which vests the options on the date that the closing price of the Company’s common stock on the New York Stock Exchange has been at least $18, $24 or $30 per share (depending on the terms of the specific award) for thirty consecutive trading days. During fiscal year 2013, the options subject to the $18 per share market condition vested.

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options subject to market conditions, for selected price ranges as of June 30, 2013:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$8.00	-	$10.00	457	$8.15	4.3	430	$8.15
$10.01	-	$12.48	73	$12.48	5.4	73	$12.48
Totals			530	$8.75	4.5	503	$8.78

The remaining unrecognized compensation cost related to the stock options subject to market conditions at June 30, 2013 was nil.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The stock option activity for the fiscal year ended June 30, 2013 for all plans and all vesting conditions is as follows:

	Options Outstanding	Weighted Average Exercise Price
Shares under option at June 24, 2012	1,583	$8.06
Granted	138	$11.15
Exercised	(174)	$7.48
Expired	—	$—
Forfeited	(6)	$8.16
Shares under option at June 30, 2013	1,541	$8.41

For the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, the total intrinsic value of options exercised was $1,937, $40 and $155, respectively. The amount of cash received from the exercise of options was $1,298, $71 and $146 for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively. The tax benefit realized from stock options exercised was $680, $1 and $49 for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively.

The following table presents certain required stock option information for awards granted under the 2008 LTIP and the 1999 LTIP as of and for the year ended June 30, 2013:

Number of options vested and expected to vest	1,528
Weighted average price of options vested and expected to vest	$8.41
Intrinsic value of options vested and expected to vest	$18,903
Weighted average remaining contractual term of options vested and expected to vest (in years)	5.3

Number of options exercisable as of June 30, 2013	1,291
Weighted average exercise price for options currently exercisable	$7.85
Intrinsic value of options currently exercisable	$16,554
Weighted average remaining contractual term of options currently exercisable (in years)	4.7

Restricted stock units – non-employee directors

During fiscal year 2013, the Board authorized, and the Company granted, 30 restricted stock units (“RSUs”) under the 2008 LTIP to the Company’s non-employee directors. The RSUs became fully vested on the grant date. The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock. The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan. The Company estimated the fair value of the award to be $13.57 per RSU based on the fair value of the Company’s common stock at the award grant date.

During fiscal year 2012, the Board authorized, and the Company granted, 49 restricted stock units (“RSUs”) under the 2008 LTIP to the Company’s non-employee directors. The RSUs became fully vested on the grant date. The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock. The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board. The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan. The Company estimated the fair value of the award to be $9.10 per RSU based on the fair value of the Company’s common stock at the award grant date.

During fiscal year 2011, the Board authorized, and the Company granted, 25 RSUs under the 2008 LTIP to the Company’s non-employee directors. The RSUs were subject to a thirteen month vesting period. The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of services as a member of the Board. The Company estimated the fair value of the award to be $13.89 per RSU based on the fair value of the Company’s common stock at the award grant date.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

A summary of the Company’s RSUs granted to non-employee directors and changes during the current fiscal year consist of the following:

	Units	Weighted Average Grant Date Fair Value
Vested at June 24, 2012	70	$10.56
Granted (vested on grant date)	30	$13.57
Converted	(9)	$11.00
Vested at June 30, 2013	91	$11.48

For the RSUs issued to non-employee directors, there were no unvested RSUs and no unrecognized compensation cost at June 30, 2013.

Restricted stock units – key employees

During fiscal year 2013, the Company granted 32 RSUs from the 2008 LTIP to certain key employees. The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock. The RSUs vest ratably over a three year period with one third of the RSUs vesting on each of the following dates: August 25, 2013, July 25, 2014 and July 25, 2015. The RSUs will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service. If after July 25, 2013 and prior to the final vesting date the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the grant date fair value of the award to be $11.23 per RSU based on the fair value of the Company’s stock at the award grant date.

During fiscal year 2012, the Company granted 64 RSUs from the 2008 LTIP to certain key employees. The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock. The RSUs vest ratably over a three year period. The RSUs will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service. If after July 27, 2012 and prior to the final vesting date the grantee has a separation from service without cause, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the grant-date fair value of the award to be $12.47 per RSU based on the fair value of the Company’s stock at the award grant date.

There were no RSUs issued to employees in fiscal year 2011.

A summary of the Company’s RSUs granted to key employees and changes during the current fiscal year consist of the following:

	Units	Weighted Average Grant Date Fair Value
Non-vested at June 24, 2012	64	$12.47
Granted	32	$11.23
Vested	(21)	$12.47
Forfeited	—	$—
Non-vested at June 30, 2013	75	$11.94

The remaining unrecognized compensation cost related to the unvested RSUs at June 30, 2013 is $148, which is expected to be recognized over a weighted average period of 2.1 years.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The activity for fiscal year 2013 for all RSUs, for non-employee directors and key employees, was as follows:

RSUs Outstanding
RSUs outstanding at June 24, 2012	134
Granted	62
Converted	(9)
Forfeited	—
RSUs outstanding at June 30, 2013	187

For fiscal years 2013, 2012 and 2011, the total intrinsic value of RSUs converted was $114, $0 and $70, respectively.

The following table presents certain required information for RSUs granted under the 2008 LTIP as of June 30, 2013:

Number of RSUs expected to vest	75
Weighted average price of RSUs expected to vest	$—
Intrinsic value of RSUs expected to vest	$1,531
Weighted average remaining contractual term of RSUs expected to vest	—

Summary:

The total cost charged against income related to all stock based compensation arrangements was as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Stock options subject to service conditions	$847	$774	$594
Stock options subject to market conditions	—	—	47
RSUs issued to non-employee directors	400	566	234
RSUs issued to key employees	286	714	—
Total compensation cost	$1,533	$2,054	$875

The total income tax benefit recognized for stock based compensation was $381, $642 and $209 for fiscal years 2013, 2012 and 2011, respectively.

As of June 30, 2013, total unrecognized compensation costs related to all unvested stock based compensation arrangements was $685. The weighted average period over which these costs are expected to be recognized is 1.9 years.

As of June 30, 2013, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2008 LTIP	2,000
Less: Market condition options granted	(93)
Less: Service condition options granted	(832)
Less: RSUs granted to non-employee directors	(104)
Less: RSUs granted to key employees	(95)
Plus: Options forfeited	26
Plus: RSUs forfeited	—
Available for issuance under the 2008 LTIP	902

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table presents the employer contribution expense related to the DC Plan incurred each year:
	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Matching contribution expense	$2,015	$2,012	$2,100

18. Derivative Financial Instruments

The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates. The Company does not enter into derivative contracts for speculative purposes.

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. As of June 30, 2013, the latest maturity date for all outstanding foreign currency forward contracts is during September 2013. These items are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in Other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

Interest rate swaps

On February 15, 2011, the Company entered into a twenty-seven month, $25,000 interest rate swap with Bank of America to provide a hedge against the variability of cash flows (monthly interest expense payments) on LIBOR-based variable rate borrowings which allowed the Company to fix LIBOR at 1.39%. On August 5, 2011, the Company entered into a twenty-one month, $10,000 interest rate swap with Bank of America to provide a hedge against the variability of cash flows on additional LIBOR-based variable rate borrowings which allowed the Company to fix LIBOR at 0.75%. Both of these interest rate swaps reached maturity and were terminated on May 17, 2013.

The Company had designated the Bank of America swaps as cash flow hedges. At June 30, 2013, there was no unrealized gain or loss recognized in Accumulated other comprehensive income for these cash flow hedge derivative instruments. For the fiscal year ended June 30, 2013, the Company did not reclassify any gains or losses related to these swaps from Accumulated other comprehensive income to Interest expense.

On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to additional LIBOR-based variable rate borrowings under the Company’s ABL Revolver and ABL Term Loan. It increased to $85,000 in May 2013 (when the $25,000 and $10,000 interest rate swaps with Bank of America terminated) and is scheduled to decrease $5,000 per quarter beginning in August 2013 until the balance again reaches $50,000 in February 2015, where it will remain through the life of the instrument. This interest rate swap allows the Company to fix LIBOR at 1.06% and terminates on May 24, 2017.

On November 26, 2012, the Company de-designated its Wells Fargo interest rate swap as a cash flow hedge. For the fiscal year ended June 30, 2013, the Company reclassified pre-tax unrealized losses of $322 from Accumulated other comprehensive income to Interest expense and the Company expects to reclassify additional losses of $554 during the next twelve months. Since the de-designation of this interest rate swap, the Company has recognized pre-tax unrealized marked to market gains within Interest expense of $931 for the fiscal year ended June 30, 2013. See “Note 20. Accumulated Other Comprehensive (Loss) Income” for further discussion of the reclassifications of unrealized losses from Accumulated other comprehensive (loss) income.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The fair values of derivative financial instruments were as follows:

As of June 30, 2013:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair Value
Foreign currency contracts	MXN	3,800	$295	Other current assets	$3
Interest rate swap	USD	$85,000	$85,000	Other long-term liabilities	$(324)

As of June 24, 2012:		Notional Amount	USD Equivalent	Balance Sheet Location	Fair Value
Foreign currency contracts	MXN	6,500	$497	Other current assets	$28
Interest rate swaps	USD	$85,000	$85,000	Other long-term liabilities	$(1,015)

(MXN represents the Mexican Peso)

Estimates for the fair value of the Company’s foreign currency forward contracts and interest rate swaps are obtained from month-end market quotes for contracts with similar terms.

The effect of marked to market hedging derivative instruments was as follows:

		For the Fiscal Years Ended
Derivatives not designated as hedges:	Classification:	June 30, 2013	June 24, 2012	June 26, 2011
Foreign exchange contracts – MXN/USD	Other operating expense, net	$46	$(45)	$89
Foreign exchange contracts – USD/$R	Other operating expense, net	—	(2)	27
Foreign exchange contracts – EU/USD	Other operating expense, net	—	—	(287)
Interest rate swaps	Interest expense	(931)	—	—
Total (gain) loss recognized in income		$(885)	$(47)	$(171)

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

19. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

	Assets (Liabilities) at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3
Foreign exchange derivative contracts	$—	$3	$—
Total assets	$—	$3	$—

Interest rate derivative contract	$—	$(324)	$—
Total liabilities	$—	$(324)	$—

	Assets (Liabilities) at Fair Value as of June 24, 2012
	Level 1	Level 2	Level 3
Foreign exchange derivative contracts	$—	$28	$—
Total assets	$—	$28	$—

Interest rate derivative contracts	$—	$(1,015)	$—
Total liabilities	$—	$(1,015)	$—

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Due to its most recent debt refinancing and modification, the Company believes that there have been no significant changes to its credit risk profile or the interest rates available to the Company for debt issuances with similar terms and average maturities and the Company estimates that the fair values of these long-term debt obligations approximate their carrying amounts. Other financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value because of their short-term nature.

20. Accumulated Other Comprehensive (Loss) Income

The components and the changes in Accumulated other comprehensive (loss) income, net of tax as applicable, consist of the following:

		Derivative Financial Instruments
	Foreign Currency Translation Adjustments	Unrealized (loss) gain on interest rate swaps	Unrealized gain (loss) on cash flow hedges(1)	Accumulated Other Comprehensive Income
Balance at June 27, 2010	$10,128	$—	$—	$10,128
Other comprehensive income (loss), net of tax	14,702	(408)	(646)	13,648
Balance at June 26, 2011	24,830	(408)	(646)	23,776

Other comprehensive (loss) income, net of tax	(22,813)	(367)	(568)	(23,748)
Balance at June 24, 2012	2,017	(775)	(1,214)	28

Other comprehensive (loss) income, net of tax	(6,585)	(157)	1,214	(5,528)
Balance at June 30, 2013	$(4,568)	$(932)	$—	$(5,500)

(1)Unrealized gain (loss) on cash flow hedges related to an unconsolidated affiliate

A summary of the pre-tax, tax and after-tax effects of the components of Other comprehensive (loss) income for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011 is provided as follows:

	Fiscal Year 2013			Fiscal Year 2012			Fiscal Year 2011
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:

Foreign currency translation adjustments	$(6,585)	$—	$(6,585)	$(22,813)	$—	$(22,813)	$14,702	$—	$14,702

Unrealized (loss) gain on interest rate swaps	(240)	(239)	(479)	(606)	239	(367)	(408)	—	(408)

Unrealized gain (loss) on cash flow hedges for an unconsolidated affiliate	1,214	—	1,214	(568)	—	(568)	(646)	—	(646)

Reclassification adjustment on interest rate swap included in net income	322	—	322	—	—	—	—	—	—

Other comprehensive (loss) income	$(5,289)	$(239)	$(5,528)	$(23,987)	$239	$(23,748)	$13,648	$—	$13,648

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

21. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) was as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Basic EPS
Net income attributable to Unifi, Inc.	$16,635	$11,491	$25,089
Weighted average common shares outstanding	19,909	20,088	20,065
Basic EPS	$0.84	$0.57	$1.25

Diluted EPS
Net income attributable to Unifi, Inc.	$16,635	$11,491	$25,089

Weighted average common shares outstanding	19,909	20,088	20,065
Net potential common share equivalents – stock options and RSUs	796	306	420
Adjusted weighted average common shares outstanding	20,705	20,394	20,485
Diluted EPS	$0.80	$0.56	$1.22

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	210	184	221

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	27	567	577

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

22. Other Operating Expense, Net

The components of Other operating expense, net consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Operating expenses for Repreve Renewables	$2,396	$1,633	$—
Net loss on sale or disposal of assets	243	369	368
Foreign currency transaction (gains) losses	(132)	270	(19)
Restructuring charges, net	813	71	1,484
Other, net	89	(272)	(228)
Total other operating expense, net	$3,409	$2,071	$1,605

Operating expenses for Repreve Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, administrative costs and depreciation and amortization charges. Operating expenses for Repreve Renewables includes $230 and $97 of depreciation and amortization expenses for the fiscal years ended June 30, 2013 and June 24, 2012, respectively. Other, net consists primarily of rental income and other asset write-downs.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The components of restructuring charges, net consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Equipment relocation costs	$—	$—	$948
Reinstallation costs	—	—	628
Severance	948	—	—
Other	(135)	71	(92)
Total restructuring charges, net	$813	$71	$1,484

Severance

On May 14, 2013, the Company and one of its executive officers entered into a severance agreement that will provide severance and certain other benefits through November 30, 2014. The table below presents changes to the severance reserves for the fiscal year ended June 30, 2013:

	Balance June 24, 2012	Charged to expense	Charged to other accounts	Payments	Adjustments	Balance June 30, 2013
Accrued severance	$—	948	283	(45)	—	$1,186

Equipment Relocation and Reinstallation Costs

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

23. Other Non-Operating (Income) Expense

The components of Other non-operating (income) expense consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Refund of Brazilian non-income related tax	$—	$(1,488)	$—
Unsuccessful bond refinancing costs	—	—	528
Other	—	—	78
Total other non-operating (income) expense	$—	$(1,488)	$606

During fiscal year 2012, the Company’s Brazilian operation, Unifi do Brasil (“UDB”), recorded a gain of $1,488 from a refund of non-income related taxes plus interest. During the 2000-2004 tax years UDB paid a tax based on gross revenue to the Brazilian federal government, which included a tax on interest income. The interest income portion of the tax was successfully challenged in the Brazilian courts. The taxes paid plus accrued interest were refunded to UDB during the December 2011 and March 2012 quarters.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

24. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated. PAL’s fiscal year end is the Saturday nearest to December 31 and PAL is a limited liability company treated as a partnership for income tax reporting purposes. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL has 13 manufacturing facilities located primarily in the southeast region of the U.S. According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 82% of total revenues and 77% of total gross accounts receivable outstanding, with the largest customer accounting for approximately 38% of revenues and 35% of accounts receivable.

During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton (the “EAP program”). The program offers a subsidy for cotton consumed in domestic production and the subsidy is paid the month after the eligible cotton is consumed. The subsidy must be used within eighteen months after the marketing year in which it is earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provided a subsidy of four cents per pound through July 31, 2012 and thereafter provides a subsidy of three cents per pound. The Company recognizes its share of PAL’s income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired with an appropriate allocation methodology considering the dual criteria of the subsidy.

PAL is subject to price risk related to anticipated fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. As of June 2013, PAL had no futures contracts designated as cash flow hedges.

As of June 30, 2013, the Company’s investment in PAL was $89,385 and shown within Investments in unconsolidated affiliates in the Consolidated Balance Sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of June 2013	$107,860
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(384)
Investment as of June 2013	$89,385

U.N.F. Industries, Ltd.

In September 2000, the Company and Nilit Ltd. (“Nilit”) formed a 50/50 joint venture, U.N.F. Industries Ltd. (“UNF”), for the purpose of operating nylon extrusion assets to manufacture nylon POY. All raw material and production services for UNF are provided by Nilit under separate supply and services agreements. UNF’s fiscal year end is December 31 and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

UNF America, LLC

In October 2009, the Company and Nilit America Inc. (“Nilit America”) formed a 50/50 joint venture, UNF America LLC (“UNF America”), for the purpose of operating a nylon extrusion facility which manufactures nylon POY. All raw material and production services for UNF America are provided by Nilit America under separate supply and services agreements. UNF America’s fiscal year end is December 31 and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of June 30, 2013, the Company’s open purchase orders related to this agreement were $4,100.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
UNF	$11,752	$12,875	$18,698
UNF America	22,601	17,956	17,570
Total	$34,353	$30,831	$36,268

As of June 30, 2013 and June 24, 2012, the Company had combined accounts payable due to UNF and UNF America of $2,890 and $4,184, respectively.

The Company is the primary beneficiary of these entities based on the terms of the supply agreement discussed above. As a result, the Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and, in accordance with U.S. GAAP, should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, and, as the two entities’ balance sheets constitutes 3% or less of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of June 30, 2013, the Company’s combined investments in UNF and UNF America were $3,876 and are shown within Investments in unconsolidated affiliates in the Consolidated Balance Sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

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

	As of June 30, 2013 (Unaudited)
	PAL	Other	Total
Current assets	$266,300	$11,343	$277,643
Noncurrent assets	111,061	3,163	114,224
Current liabilities	44,517	4,910	49,427
Noncurrent liabilities	15,609	—	15,609
Shareholders’ equity and capital accounts	317,235	9,596	326,831

The Company’s portion of undistributed earnings	18,806	751	19,557

	As of June 24, 2012 (Unaudited)
	PAL	Other	Total
Current assets	$259,558	$12,018	$271,576
Noncurrent assets	130,677	759	131,436
Current liabilities	56,899	4,512	61,411
Noncurrent liabilities	7,717	—	7,717
Shareholders’ equity and capital accounts	325,619	8,265	333,884

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Year Ended June 30, 2013 (Unaudited)
	PAL	Other	Total
Net sales	$785,351	$35,190	$820,541
Gross profit	46,918	4,997	51,915
Income from operations	25,809	3,283	29,092
Net income	27,575	3,330	30,905
Depreciation and amortization	29,500	101	29,601

Cash received by PAL under EAP program	17,369	—	17,369
Earnings recognized by PAL for EAP program	8,744	—	8,744

Dividends and cash distributions received	13,440	1,500	14,940

As of the end of PAL’s fiscal June 2013 and fiscal June 2012 periods, PAL’s amounts of deferred revenues related to the EAP program were $8,791 and $166, respectively. There was no deferred EAP revenue as of the end of PAL’s fiscal June 2011 period.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Environmental

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA. The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and to clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site which was from 2004 to 2008. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont, and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. In addition, Renewables leases farm land for use in growing FGM. The Company does not sub-lease any of its leased property.

The following table presents, as of June 30, 2013, future minimum lease payments on a fiscal year basis for non-cancelable operating leases with initial terms in excess of one year:

	2014	2015	2016	2017	2018	Thereafter
Minimum lease payments	$2,018	$1,475	$1,181	$1,098	$718	$72

Rental expenses incurred under operating leases and included in operating income consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Rental expenses	$3,412	$3,146	$2,719

Unconditional Obligations

Certain of the Company’s manufacturing operations are a party to unconditional obligations for certain utility, equipment purchase and other purchase or service commitments.  These commitments are non-cancelable, have remaining terms in excess of one year and qualify as normal purchases.

On a fiscal year basis, the payments expected to be made as part of these commitments are as follows:

	2014	2015	2016	2017	2018	Thereafter
Unconditional purchase obligations	$13,169	$10,090	$3,479	$—	$—	$—
Unconditional service obligations	1,241	718	24	—	—	—
Total unconditional obligations	$14,410	$10,808	$3,503	$—	$—	$—

For fiscal years 2013, 2012 and 2011, costs incurred under these commitments consisted of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Costs for unconditional purchase obligations	$31,953	$31,272	$34,677
Costs for unconditional service obligations	5,679	5,598	5,969
Total	$37,632	$36,870	$40,646

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

26. Related Party Transactions

Related party receivables consist of the following:

	June 30, 2013	June 24, 2012
Dillon Yarn Corporation	$198	$7
Cupron, Inc.	6	—
American Drawtech Company, Inc.	—	104
Total related party receivables (included within Receivables, net)	$204	$111

Related party payables consist of the following:

	June 30, 2013	June 24, 2012
Salem Leasing Corporation	$267	$270
Cupron, Inc.	218	—
Dillon Yarn Corporation	135	206
American Drawtech Company, Inc.	17	20
Total related party payables (included within Accounts payable)	$637	$496

Related party transactions consist of the following:

		For the Fiscal Years Ended
Affiliated Entity	Transaction Type	June 30, 2013	June 24, 2012	June 26, 2011
Dillon Yarn Corporation	Yarn purchases	$2,523	$2,333	$2,302
Dillon Yarn Corporation	Sales service agreement costs	349	845	1,300
Dillon Yarn Corporation	Sales	182	134	51
Dillon Yarn Corporation	Reimbursement of equipment relocation costs	75	—	—

Salem Leasing Corporation	Transportation equipment costs	3,077	3,096	3,400

American Drawtech Company, Inc.	Sales	884	2,876	4,042
American Drawtech Company, Inc.	Yarn purchases	56	147	129

Cupron, Inc.	Sales	236	116	26

In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon Yarn Corporation (“Dillon”).  In connection with the Dillon acquisition, the Company and Dillon entered into an agreement under which the Company agreed to pay Dillon for certain sales and services to be provided by Dillon's sales staff and executive management. This agreement expired pursuant to its terms on December 31, 2012. In addition, the Company recorded sales to and commission income from Dillon and has purchased products from Dillon. Mr. Mitchel Weinberger, a member of the Board, is Dillon’s president and chief operating officer.

On April 8, 2013, the Company entered a commissioning agreement with Dillon for an initial term of nine months. Under the terms of the agreement, the Company agreed to move Dillon’s draw winding equipment from Dillon’s facility in Dillon, South Carolina and install it in the Company’s polyester texturing facility in Yadkinville, North Carolina. The Company expects that the movement, installation and start-up process related to the Dillon equipment will be substantially completed during the first quarter of fiscal year 2014. During the initial nine month term of the commissioning agreement, the Company will operate the draw winding equipment on behalf of and for the benefit of Dillon. At any time during the term of the commissioning agreement, the Company has the option to purchase the Dillon draw winding assets, operations and business, excluding any and all liabilities of Dillon, for a purchase price equal to one half of the operating profits of the business, which would be payable to Dillon quarterly over a five year period from the closing date of the purchase. If the Company chooses to exercise its option to purchase the Dillon draw winding business, it will also purchase all of Dillon’s draw winding on-hand inventory at fair market value.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

During fiscal years 2013, 2012 and 2011, the Company had sales to and yarn purchases from American Drawtech Company, Inc. (“ADC”). Mr. Weinberger is an Executive Vice President of ADC.

During fiscal years 2013, 2012 and 2011, the Company had sales to Cupron, Inc. (“Cupron”). Mr. William J. Armfield, IV, a member of the Board, holds an indirect minority equity interest in Cupron.

Mr. Kenneth G. Langone, a member of the Board, is a director, stockholder, and Chairman of the Board of Salem Holding Company. The Company leases tractors and trailers from Salem Leasing Corporation, a wholly-owned subsidiary of Salem Holding Company. In addition to the monthly minimum lease payments, the Company also incurs expenses for routine repair and maintenance and other expenses related to the leased tractors and trailers. The leases do not contain renewal, purchase options or escalation clauses with respect to the minimum lease charges.

On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment. The amount due under the fifteen year term of the lease is $1,234 and payments are made monthly. The implicit annual interest rate under the lease is approximately 4.6%. The balance of the capital lease obligation as of June 30, 2013 was $1,203.

On March 22, 2013, the Company entered into a Stock Purchase Agreement with Dillon. Pursuant to the Stock Purchase Agreement, the Company repurchased 500 shares of the Company’s common stock from Dillon for an aggregate amount of $8,500. The Company and Dillon negotiated the $17.00 per share price based on approximately a 10% discount to the closing price of the stock on March 20, 2013. The Board approved this transaction in accordance with its related person transactions approval policy. Mr. Weinberger was not involved in any decisions by the Board, or any committee thereof, with respect to this stock repurchase transaction.

During fiscal year 2013, the Company repurchased 568 shares of its common stock through open market transactions. Invemed Associates LLC (“Invemed”) provided brokerage services to the Company for the repurchase of these shares. The Company paid a commission of $.02 per share to Invemed. Mr. Langone, is the founder and chairman of Invemed.

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement with its unconsolidated affiliate U.N.F. Industries Ltd. (“UNF”) and borrowed $1,250. The loan bears interest at 3% with interest payable semi-annually. The loan does not amortize and has a maturity date of August 30, 2014 at which time the entire principal balance is due.

27. Business Segment Information

The Company has three operating segments, which are also its reportable segments. These segments derive revenues as follows:

●

The Polyester Segment manufactures Chip, POY, textured, dyed, twisted and beamed yarns, both virgin and recycled, with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive upholstery, home furnishings, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the U.S. and El Salvador.

●

The Nylon Segment manufactures textured nylon and covered spandex yarns, with sales to knitters and weavers that produce fabric for the apparel, hosiery, sock and other end-use markets. The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

●

The International Segment’s products primarily include textured polyester and various types of resale yarns and staple fiber. The International Segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions. This segment includes manufacturing locations and sales offices in Brazil and a sales office in China.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The Company evaluates the operating performance of its segments based upon Segment Adjusted Profit which is defined as segment gross profit plus segment depreciation and amortization less segment SG&A expenses and plus segment other adjustments. Segment operating profit (loss) represents segment net sales less cost of sales, restructuring and other charges and SG&A expenses. The accounting policies for the segments are consistent with the Company’s accounting policies. Intersegment sales are accounted for at current market prices.

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Fiscal Year Ended June 30, 2013
	Polyester	Nylon	International	Total
Net sales	$398,707	$164,085	$151,170	$713,962
Cost of sales	363,545	146,033	131,280	640,858
Gross profit	35,162	18,052	19,890	73,104
Selling, general and administrative expenses	29,114	9,930	8,342	47,386
Restructuring recoveries	—	(135)	—	(135)
Other operating expense, net	—	42	—	42
Segment operating profit	$6,048	$8,215	$11,548	$25,811

	For the Fiscal Year Ended June 24, 2012
	Polyester	Nylon	International	Total
Net sales	$393,981	$163,103	$148,002	$705,086
Cost of sales	374,308	146,147	130,235	650,690
Gross profit	19,673	16,956	17,767	54,396
Selling, general and administrative expenses	25,668	8,851	8,963	43,482
Restructuring charges	—	71	—	71
Segment operating (loss) profit	$(5,995)	$8,034	$8,804	$10,843

	For the Fiscal Year Ended June 26, 2011
	Polyester	Nylon	International	Total
Net sales	$375,605	$163,354	$173,853	$712,812
Cost of sales	350,859	143,591	143,710	638,160
Gross profit	24,746	19,763	30,143	74,652
Selling, general and administrative expenses	25,717	8,845	10,097	44,659
Restructuring charges (recoveries)	1,576	(92)	—	1,484
Segment operating (loss) profit	$(2,547)	$11,010	$20,046	$28,509

The reconciliations of Segment operating profit to consolidated Income before income taxes are as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$6,048	$(5,995)	$(2,547)
Nylon	8,215	8,034	11,010
International	11,548	8,804	20,046
Segment operating profit	25,811	10,843	28,509
(Benefit) provision for bad debts	(154)	211	(304)
Other operating expense, net	3,502	2,000	121
Operating income	22,463	8,632	28,692
Interest income	(698)	(1,921)	(2,511)
Interest expense	4,489	16,073	19,190
Loss on extinguishment of debt	1,102	3,203	3,337
Loss on previously held equity interest	—	3,656	—
Other non-operating expense (income)	—	(1,488)	606
Equity in earnings of unconsolidated affiliates	(11,444)	(19,740)	(24,352)
Income before income taxes	$29,014	$8,849	$32,422

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of Segment depreciation and amortization expense to consolidated Depreciation and amortization expense are as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$17,234	$19,046	$18,470
Nylon	3,070	3,089	3,287
International	3,418	4,011	3,786
Segment depreciation and amortization expense	23,722	26,146	25,543
Depreciation and amortization included in other operating expense, net	230	119	19
Amortization included in interest expense	632	870	415
Depreciation and amortization expense	$24,584	$27,135	$25,977

Segment other adjustments for each of the reportable segments consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$618	$(138)	$3,161
Nylon	245	33	(150)
International	115	382	—
Segment other adjustments	$978	$277	$3,011

Segment other adjustments include severance charges, restructuring charges and recoveries, start-up costs, certain employee healthcare costs and other adjustments necessary to understand and compare the underlying results of the segment.

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$23,900	$12,913	$20,660
Nylon	11,437	11,227	14,055
International	15,081	13,197	23,832
Segment Adjusted Profit	$50,418	$37,337	$58,547

Intersegment sales for each of the reportable segments consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$1,296	$2,179	$2,668
Nylon	773	314	1,298
International	772	1,351	1,084
Intersegment sales	$2,841	$3,844	$5,050

The reconciliations of Segment capital expenditures to consolidated Capital expenditures are as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$5,730	$3,246	$13,650
Nylon	482	487	1,057
International	1,336	1,610	5,626
Segment capital expenditures	7,548	5,343	20,333
Unallocated corporate capital expenditures	1,261	1,011	206
Capital expenditures	$8,809	$6,354	$20,539

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of Segment total assets to consolidated Total assets are as follows:

	June 30, 2013	June 24, 2012	June 26, 2011
Polyester	$185,190	$198,321	$219,723
Nylon	72,599	74,569	81,132
International	84,151	88,040	125,248
Segment total assets	341,940	360,930	426,103
All other current assets	3,342	9,424	6,637
Unallocated corporate PP&E	11,983	10,404	9,711
All other non-current assets	4,940	5,712	3,667
Investments in unconsolidated affiliates	93,261	95,763	91,258
Total assets	$455,466	$482,233	$537,376

Geographic Data:

Geographic information for Net sales is as follows:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
U.S.	$519,148	$515,522	$502,255
Brazil	124,455	125,737	144,669
All Other Foreign	70,359	63,827	65,888
Total	$713,962	$705,086	$712,812

The information for Net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $93,128, $84,558 and $82,944 for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively.

Geographic information for long-lived assets is as follows:

	June 30, 2013	June 24, 2012	June 26, 2011
U.S.	$200,958	$215,890	$229,147
Brazil	16,150	19,121	27,918
All Other Foreign	8,658	7,935	6,242
Total	$225,766	$242,946	$263,307

Long-lived assets are comprised of Property, plant and equipment, net, Intangible assets, net, Investments in unconsolidated affiliates and Other non-current assets.

Geographic information for total assets is as follows:

	June 30, 2013	June 24, 2012	June 26, 2011
U.S.	$346,651	$370,572	$385,200
Brazil	72,735	77,788	113,855
All Other Foreign	36,080	33,873	38,321
Total	$455,466	$482,233	$537,376

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

28. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarters Ended
	September 23, 2012	December 23, 2012	March 24, 2013	June 30, 2013
Net sales	$172,900	$172,071	$168,249	$200,742
Gross profit	18,020	16,691	12,681	25,712
Net income including non-controlling interest	2,058	2,217	1,164	10,231
Less: net (loss) attributable to non-controlling interest	(236)	(209)	(235)	(285)
Net income attributable to Unifi, Inc.	$2,294	$2,426	$1,399	$10,516

Net income attributable to Unifi, Inc. per common share:
Basic (1)	$0.11	$0.12	$0.07	$0.54
Diluted (1)	$0.11	$0.12	$0.07	$0.52

●	The quarter ended June 30, 2013 contained 14 fiscal weeks whereas the previous quarters of 2013 each contained 13 fiscal weeks.

	For the Fiscal Quarters Ended
	September 25, 2011	December 25, 2011	March 25, 2012	June 24, 2012
Net sales	$171,013	$167,110	$179,037	$187,926
Gross profit	11,830	10,882	13,590	18,094
Net income (loss) including non-controlling interest	286	(7,817)	7,310	11,049
Less: net (loss) attributable to non-controlling interest	—	(209)	(225)	(229)
Net income (loss) attributable to Unifi, Inc.	$286	$(7,608)	$7,535	$11,278

Net income (loss) attributable to Unifi, Inc. per common share:
Basic (1)	$0.01	$(0.38)	$0.38	$0.56
Diluted (1)	$0.01	$(0.38)	$0.37	$0.55

●

For the quarter ended December 25, 2011, the Company acquired an additional 20% membership interest in Renewables. As a result of re-measuring its existing interest to fair value, the Company recorded a $3,656 write-down for its previously held equity interest in Renewables,

●

For the quarter ended June 24, 2012 net income was negatively impacted by a $2,741 charge related to the early extinguishment of debt incurred as a result of the Company’s May 2012 debt refinancing and subsequent prepayments, and

●

For the quarter ended June 24, 2012, the Company released previously recorded valuation allowances against certain of its domestic deferred tax assets resulting in a $6,017 benefit recorded to income tax expense.

(1)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

29. Subsequent Events

The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no items deemed reportable.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

30. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Interest, net of capitalized interest	$4,701	$16,689	$19,292
Income taxes, net of refunds	8,100	3,988	7,486

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-cash Investing and Financing Activities

During the fiscal quarter ended December 23, 2012, the Company entered into a capital lease in the amount of $1,234 for certain transportation equipment.