Form 10-Q
period 2013-09-29
UNIFI INC
filed 2013-11-07
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 19109 - 7201 West Friendly Avenue	27419-9109
Greensboro, NC	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (336) 294-4410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 4, 2013 was 19,139,087.

 UNIFI, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2013

Part I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	September 29, 2013	June 30, 2013
ASSETS
Cash and cash equivalents	$10,310	$8,755
Receivables, net	90,097	98,392
Inventories	114,432	110,667
Income taxes receivable	396	1,388
Deferred income taxes	1,996	1,715
Other current assets	8,668	5,913
Total current assets	225,899	226,830

Property, plant and equipment, net	115,574	115,164
Deferred income taxes	2,413	2,196
Intangible assets, net	7,340	7,772
Investments in unconsolidated affiliates	96,888	93,261
Other non-current assets	5,149	10,243
Total assets	$453,263	$455,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$40,275	$45,544
Accrued expenses	13,576	18,485
Income taxes payable	1,879	851
Current portion of long-term debt	1,316	65
Total current liabilities	57,046	64,945
Long-term debt	96,023	97,688
Other long-term liabilities	5,250	5,053
Deferred income taxes	1,831	1,300
Total liabilities	160,150	168,986
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 19,289,087 and 19,205,209 shares outstanding)	1,929	1,921
Capital in excess of par value	39,806	36,375
Retained earnings	255,724	252,112
Accumulated other comprehensive loss	(5,667)	(5,500)
Total Unifi, Inc. shareholders’ equity	291,792	284,908
Non-controlling interest	1,321	1,572
Total shareholders’ equity	293,113	286,480
Total liabilities and shareholders’ equity	$453,263	$455,466

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For The Three Months Ended
	September 29, 2013	September 23, 2012
Net sales	$168,669	$172,900
Cost of sales	148,684	154,880
Gross profit	19,985	18,020
Selling, general and administrative expenses	10,114	11,147
(Benefit) provision for bad debts	(38)	110
Other operating expense, net	1,624	581
Operating income	8,285	6,182

Interest income	(1,214)	(124)
Interest expense	1,252	1,444
Loss on extinguishment of debt	—	242
Equity in earnings of unconsolidated affiliates	(6,123)	(671)
Income before income taxes	14,370	5,291
Provision for income taxes	5,751	3,233
Net income including non-controlling interest	8,619	2,058
Less: net (loss) attributable to non-controlling interest	(251)	(236)
Net income attributable to Unifi, Inc.	$8,870	$2,294

Net income attributable to Unifi, Inc. per common share:
Basic	$0.46	$0.11
Diluted	$0.44	$0.11

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(amounts in thousands)

	For The Three Months Ended
	September 29, 2013	September 23, 2012
Net income including non-controlling interest	$8,619	$2,058
Other comprehensive (loss) income:
Foreign currency translation adjustments	(322)	(312)
Gain on cash flow hedges for an unconsolidated affiliate	—	1,003
Gain (loss) on cash flow hedges, net of reclassification adjustments	155	(452)
Other comprehensive (loss) income before income taxes	(167)	239
Income tax benefit provided on cash flow hedges	—	178
Other comprehensive (loss) income, net	(167)	417

Comprehensive income including non-controlling interest	8,452	2,475
Less: comprehensive (loss) attributable to non-controlling interest	(251)	(236)
Comprehensive income attributable to Unifi, Inc.	$8,703	$2,711

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended September 29, 2013

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity

Balance at June 30, 2013	19,205	$1,921	$36,375	$252,112	$(5,500)	$284,908	$1,572	$286,480
Options exercised	302	30	2,343	—	—	2,373	—	2,373
Stock-based compensation	—	—	258	—	—	258	—	258
Conversion of restricted stock units	31	3	(3)	—	—	—	—	—
Repurchase and retirement of common stock	(249)	(25)	(485)	(5,258)	—	(5,768)	—	(5,768)
Excess tax benefit on stock-based compensation plans	—	—	1,318	—	—	1,318	—	1,318
Other comprehensive loss, net	—	—	—	—	(167)	(167)	—	(167)
Net income (loss)	—	—	—	8,870	—	8,870	(251)	8,619
Balance at September 29, 2013	19,289	$1,929	$39,806	$255,724	$(5,667)	$291,792	$1,321	$293,113

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Three Months Ended
	September 29, 2013	September 23, 2012
Cash and cash equivalents at beginning of year	$8,755	$10,886
Operating activities:
Net income including non-controlling interest	8,619	2,058
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(6,123)	(671)
Dividends received from unconsolidated affiliates	2,559	2,224
Depreciation and amortization expense	4,408	6,517
Loss on extinguishment of debt	—	242
Non-cash compensation expense	414	621
Excess tax benefit on stock-based compensation plans	(1,318)	—
Deferred income taxes	17	1,418
Other	3,042	23
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	8,185	3,602
Inventories	(3,981)	(4,003)
Other current assets and income taxes receivable	1,517	600
Accounts payable and accrued expenses	(10,102)	(7,204)
Income taxes payable	2,073	(1,046)
Net cash provided by operating activities	9,310	4,381
Investing activities:
Capital expenditures	(5,691)	(1,091)
Proceeds from sale of assets	245	36
Proceeds from other investments	141	—
Other	(36)	(41)
Net cash used in investing activities	(5,341)	(1,096)
Financing activities:
Proceeds from revolving credit facilities	32,100	17,500
Payments on revolving credit facilities	(39,700)	(14,000)
Proceeds from term loan	7,200	—
Payments on term loan	—	(6,450)
Payments of debt financing fees	(3)	(46)
Proceeds from related party term loan	—	1,250
Repurchase and retirement of common stock	(5,768)	—
Proceeds from stock option exercises	2,373	29
Contributions from non-controlling interest	—	200
Excess tax benefit on stock-based compensation plans	1,318	—
Other	(15)	(38)
Net cash used in financing activities	(2,495)	(1,555)

Effect of exchange rate changes on cash and cash equivalents	81	(24)
Net increase in cash and cash equivalents	1,555	1,706
Cash and cash equivalents at end of period	$10,310	$12,592

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

2. Basis of Presentation; Condensed Notes

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. As contemplated by the instructions of the Securities and Exchange Commission to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the "2013 Form 10-K").

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, all adjustments considered necessary for a fair statement of the results for interim periods have been included. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The June 30, 2013 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the amounts reported and certain financial statement disclosures. Actual results may vary from these estimates.

All dollar and other currency amounts and share amounts, except per share amounts, are presented in thousands, except as otherwise noted.

Fiscal Year

The Company’s current fiscal quarter ended on September 29, 2013. The Company’s Brazilian, Colombian and Chinese subsidiaries report on a calendar period basis, with their fiscal quarter ending on September 30, 2013. There were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end for this period. The three months ended September 29, 2013 and the three months ended September 23, 2012 each consisted of thirteen week periods.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

4. Receivables, Net

Receivables, net consist of the following:

	September 29, 2013	June 30, 2013
Customer receivables	$90,686	$99,324
Allowance for uncollectible accounts	(933)	(972)
Reserves for yarn quality claims	(873)	(893)
Net customer receivables	88,880	97,459
Related party receivables	498	204
Other receivables	719	729
Total receivables, net	$90,097	$98,392

Other receivables consist primarily of receivables for duty drawback, amounts due from customers for returnable packaging, interest, value-added tax and refunds from vendors.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 30, 2013	$(972)	$(893)
Charged to costs and expenses	38	(414)
Charged to other accounts	1	(2)
Deductions	—	436
Balance at September 29, 2013	$(933)	$(873)

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

5. Inventories

Inventories consist of the following:

	September 29, 2013	June 30, 2013
Raw materials	$41,515	$42,001
Supplies	5,275	5,286
Work in process	6,960	6,237
Finished goods	61,938	58,179
Gross inventories	115,688	111,703
Inventory reserves	(1,256)	(1,036)
Total inventories	$114,432	$110,667

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories of $32,407 and $31,139 as of September 29, 2013 and June 30, 2013, respectively, were valued under the average cost method.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

6. Other Current Assets

Other current assets consist of the following:

	September 29, 2013	June 30, 2013
Vendor deposits	$5,386	$2,633
Value added taxes receivable	1,695	1,729
Prepaid expenses	1,388	1,376
Other investments	189	166
Other	10	9
Total other current assets	$8,668	$5,913

Vendor deposits primarily relate to down payments made toward the purchase of raw materials by the Company’s U.S., Brazilian and Chinese operations from Asian vendors and a deposit with a domestic utility company. Value added taxes receivable are recoverable taxes associated with the sales and purchase activities of the Company’s foreign operations. Prepaid expenses consist of advance payments for insurance, professional fees, membership dues, subscriptions, non-income related tax payments and information technology services.

Other investments relate to cash held by the Company’s Colombian subsidiary within an investment fund of a financial institution located in Colombia that is currently being liquidated. The Company was notified of this liquidation in December 2012 and the Company no longer has immediate access to these funds. The total amounts transferred to Other investments at the time of the notification were $1,743. To date, the Company has received payments in accordance with the court mandated schedule of $835 plus interest. The total net carrying value of the Company’s investment, net of previously recorded write-downs related to this investment, was $707 at September 29, 2013 of which $189 is expected to be received within the next twelve months.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	September 29, 2013	June 30, 2013
Land	$2,945	$2,949
Land improvements	11,676	11,676
Buildings and improvements	146,194	144,833
Assets under capital lease	1,234	1,234
Machinery and equipment	518,155	526,910
Computers, software and office equipment	16,697	16,647
Transportation equipment	4,718	4,866
Construction in progress	7,258	5,691
Gross property, plant and equipment	708,877	714,806
Less: accumulated depreciation	(593,232)	(599,592)
Less: accumulated amortization – capital lease	(71)	(50)
Total property, plant and equipment, net	$115,574	$115,164

Depreciation expense (including amortization of assets under capital lease), repair and maintenance expenses and capitalized interest were as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Depreciation expense	$3,821	$5,812
Repair and maintenance expenses	4,230	4,364
Capitalized interest	42	—

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

8. Intangible Assets, Net

Intangible assets, net consist of the following:

	September 29, 2013	June 30, 2013
Customer list	$22,000	$22,000
Non-compete agreements	4,243	4,243
Licenses	265	265
Trademarks	294	246
Total intangible assets, gross	26,802	26,754

Accumulated amortization - customer list	(16,363)	(15,993)
Accumulated amortization - non-compete agreements	(2,973)	(2,895)
Accumulated amortization - licenses	(63)	(55)
Accumulated amortization - trademarks	(63)	(39)
Total accumulated amortization	(19,462)	(18,982)
Total intangible assets, net	$7,340	$7,772

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

During the second quarter of fiscal year 2012, the Company acquired a controlling interest in Repreve Renewables, LLC (“Renewables”). The non-compete agreement acquired is being amortized using the straight line method over the five year term of the agreement. The licenses acquired are being amortized using the straight line method over their estimated useful lives of four to eight years.

As part of its efforts to market REPREVE® and other PVA products to consumers worldwide and to raise its visibility among brands, the Company capitalizes expenses incurred to register certain trademarks of Repreve and other PVA products in various countries. The Company has determined that these trademarks have varying useful lives of up to three years.

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Customer list	$370	$450
Non-compete agreements	78	79
Licenses	8	10
Trademarks	24	—
Total amortization expense	$480	$539

9. Other Non-Current Assets

Other non-current assets consist of the following:

	September 29, 2013	June 30, 2013
Long-term deposits	$266	$5,050
Debt financing fees	2,013	2,117
Biomass foundation and feedstock	1,840	1,852
Other investments	518	674
Other	512	550
Total other non-current assets	$5,149	$10,243

Long-term deposits consist primarily of vendor deposits. Biomass foundation and feedstock are currently being developed and propagated by Renewables for the bioenergy industry. See “Note 6. Other Current Assets” for further discussion of Other investments. Other consists primarily of premiums on a split dollar life insurance policy which represents the value of the Company’s right of return on premiums paid for a retiree owned insurance contract which matures in 2015.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

10. Accrued Expenses

Accrued expenses consist of the following:

	September 29, 2013	June 30, 2013
Payroll and fringe benefits	$8,090	$11,676
Utilities	2,701	3,058
Severance	1,420	1,049
Property taxes	—	798
Retiree medical liability	102	106
Interest	78	102
Other	1,185	1,696
Total accrued expenses	$13,576	$18,485

Accrued severance is primarily compromised of the current portion of amounts due under severance agreements between the Company and two of its former executive officers. See “Note 19. Other Operating Expense, Net” for further discussion of severance costs. Other consists primarily of unearned revenues related to returnable packaging, workers compensation and other employee related claims, marketing expenses, freight expenses, rent and other non-income related taxes.

11. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of an interest rate swap) as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of September 29, 2013	September 29, 2013	June 30, 2013
ABL Revolver	May 2018	3.2%	$44,900	$52,500
ABL Term Loan	May 2018	3.1%	50,000	42,800
Term loan from unconsolidated affiliate	August 2014	3.0%	1,250	1,250
Capital lease obligation	November 2027	4.6%	1,189	1,203
Total debt			97,339	97,753
Current portion of long-term debt			(1,316)	(65)
Total long-term debt			$96,023	$97,688

ABL Facility

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A. The ABL Facility consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”). In addition, the Company entered into a $30,000 term loan (“Term B Loan”) which was repaid on January 8, 2013. The Company entered into a First Amendment to Credit Agreement on December 27, 2012 and a Second Amendment to Credit Agreement on June 25, 2013. The ABL Facility, as amended, has a maturity date of May 24, 2018.

The ABL Facility is secured by a first-priority perfected security interest in substantially all property and assets of Unifi, Inc., Unifi Manufacturing, Inc. and its subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority perfected security interest in all of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties; provided, that only 65% of the stock of (or other ownership interests in) first tier controlled foreign corporations is pledged, together with all proceeds and products thereof. The ABL Facility is further secured by a first-priority lien on the Company’s limited liability company membership interest in Parkdale America, LLC (“PAL”).

The Credit Agreement includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. Should excess availability under the ABL Revolver fall below the greater of $10,000 or 20% of the maximum revolver amount, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payments of dividends and share repurchases, unless excess availability is greater than $20,000 for the thirty day period prior to the making of such a distribution (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period).

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. ABL Revolver borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.75% to 2.25%, or the Base Rate plus an applicable margin of 0.75% to 1.25% with interest currently being paid on a monthly basis. The applicable margin is based on the average quarterly excess availability under the ABL Revolver. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1.0%. There is also an unused line fee under the ABL Revolver of 0.25% to 0.375% of the unused line amount which is paid monthly.

The ABL Term Loan bears interest at LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25% with interest paid monthly. ABL Term Loan principal payments (if any) are based on the amount that the outstanding balance of the ABL Term Loan exceeds a calculation of eligible machinery and equipment and eligible real property collateral specific to the ABL Term Loan. Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable interest rates exceeds $75,000.

As of September 29, 2013, the Company was in compliance with all financial covenants, the excess availability under the ABL Revolver was $38,968, the fixed charge coverage ratio was 4.58 to 1.0 and the Company had $525 of standby letters of credit, none of which have been drawn upon.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement for $1,250 with its unconsolidated affiliate U.N.F. Industries Ltd. (“UNF”). The loan bears interest at 3% with interest payable semi-annually. The loan does not amortize and has a maturity date of August 30, 2014, at which time the entire principal balance is due.

Capital Lease Obligation

On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment. The original amount due under the fifteen year term of the lease is $1,234 and payments are made monthly. The implicit annual interest rate under the lease is approximately 4.6%.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2014 and the following fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2014	2015	2016	2017	2018	Thereafter
ABL Revolver	$—	$—	$—	$—	$44,900	$—
ABL Term Loan	—	—	—	—	50,000	—
Capital lease obligation	50	63	66	69	72	869
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$50	$1,313	$66	$69	$94,972	$869

Debt financing fees are classified within Other non-current assets and consist of the following:

September 29, 2013
Balance at beginning of year	$2,117
Amounts paid related to debt modification	3
Amortization charged to interest expense	(107)
Balance at end of period	$2,013

Unifi, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(amounts in thousands, except per share amounts)

Interest expense consists of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Interest on ABL Facility	$853	$901
Interest on Term B Loan	—	362
Amortization of debt financing fees	107	166
Marked to market adjustment for interest rate swap	140	—
Reclassification adjustment for interest rate swap	155	—
Interest capitalized to Property, plant and equipment, net	(42)	—
Other	39	15
Total Interest expense	$1,252	$1,444

The components of Loss on extinguishment of debt consist of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Prepayment call premium and other costs for Term B Loan	$—	$135
Non-cash charges due to write-off of debt financing fees	—	107
Loss on extinguishment of debt	$—	$242

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 29, 2013	June 30, 2013
Supplemental post-employment plan	$2,578	$2,665
Income tax contingencies	1,499	1,275
Derivative instruments	464	324
Severance	124	137
Other	585	652
Total other long-term liabilities	$5,250	$5,053

Severance represents the long-term portion of monies due under severance agreements with former executive officers of the Company, see “Note 19. Other Operating Expense, Net” for further discussion of these charges.

Other includes certain retiree and post-employment medical and disability liabilities and certain non-income tax liabilities associated with one of the Company’s foreign subsidiaries.

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each participant’s account is credited annually based upon a percentage of their base salary with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of their employment. The following table presents the expense recorded within selling, general and administrative (“SG&A”) expenses for this plan:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Supplemental post-employment plan expenses	$185	$272

13. Income Taxes

The effective income tax rates for the three month periods ended September 29, 2013 and September 23, 2012 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the quarter ended September 29, 2013 resulted in tax expense of $5,751 with an effective tax rate of 40.0%. The Company’s income tax provision for the quarter ended September 23, 2012 resulted in tax expense of $3,233, with an effective tax rate of 61.1%. The effective income tax rate for each of the periods is higher than the U.S. statutory rate due to foreign dividends taxed in the U.S., the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

As of September 29, 2013, the Company’s valuation allowance was $17,153 and includes $14,391 for reserves against certain deferred tax assets primarily related to equity investments and foreign tax credit carryforwards, as well as $2,762 for reserves against certain deferred tax assets of the Company’s foreign subsidiaries that are primarily related to net operating loss carryforwards. The Company's valuation allowance as of June 30, 2013 was $16,690.

There have been no significant changes in the Company’s liability for uncertain tax positions since June 30, 2013. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

The Company and its domestic subsidiaries file a consolidated federal income tax return, as well as income tax returns in numerous state and foreign jurisdictions. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. Currently, the Company is subject to income tax examinations for U.S. federal income taxes for tax years 2010 through 2013, for foreign income taxes for tax years 2007 through 2013, and for state and local income taxes for tax years 2003 through 2013. The U.S. federal tax returns and state tax returns filed for the 2010 through 2013 tax years have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

14. Shareholders’ Equity

On January 22, 2013, the Board approved a stock repurchase program to acquire up to $50,000 worth of the Company’s common stock. Under the repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

The following table summarizes the Company’s repurchases and retirements of its common stock since the inception of its stock repurchase program.

	Total Number of Shares Repurchased and Retired	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the Plans or Programs
Fiscal year 2013	1,068	$18.08	1,068
Fiscal year 2014	249	$23.16	249
Total	1,317	$19.04	1,317	$24,933

All repurchased shares have been retired and have the status of authorized and unissued shares. The cost of the repurchased shares above par value has been allocated between Capital in excess of par value and Retained earnings.

No dividends were paid during the last two fiscal years.

15. Stock Based Compensation

On October 29, 2008, the Company’s shareholders approved the Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”). The 2008 LTIP authorized the issuance of up to 2,000 shares of common stock pursuant to the grant or exercise of stock options, including incentive stock options, non-qualified stock options and restricted stock, but not more than 1,000 shares may be issued as restricted stock. Awards may be made to employees, directors and consultants, as determined by the Compensation Committee of the Board of Directors. Option awards are granted with an exercise price not less than the market price of the Company’s stock at the date of grant and have ten year contractual terms. The 2008 LTIP replaced the 1999 Unifi, Inc. Long-Term Incentive Plan (“1999 LTIP”), however, prior grants outstanding under the 1999 LTIP remain subject to that plan’s provisions.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Stock options

During the quarters ended September 29, 2013 and September 23, 2012, the Company granted stock options to purchase 92 and 138 shares of common stock, respectively, to certain key employees. The stock options vest ratably over the required three year service period. For the quarters ended September 29, 2013 and September 23, 2012, the weighted average exercise price of the options was $22.22 and $11.15 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $14.63 and $7.28 per share, respectively.

The valuation models used the following assumptions:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Expected term (years)	7.5	7.5
Interest rate	2.1%	1.0%
Volatility	65.9%	66.9%
Dividend yield	—	—

The Company uses historical data to estimate the expected term, volatility and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

A summary of stock option activity for the quarter ended September 29, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	1,541	$8.41
Granted	92	$22.22
Exercised	(302)	$7.86
Forfeited	(33)	$13.69
Expired	—	$—
Outstanding at September 29, 2013	1,298	$9.38	5.4	$18,498
Vested and expected to vest as of September 29, 2013	1,293	$9.35	5.3	$18,465
Exercisable at September 29, 2013	1,078	$8.17	4.7	$16,662

At September 29, 2013, the remaining unrecognized compensation cost related to unvested stock options was $1,476, which is expected to be recognized over a weighted average period of 2.5 years.

For the quarters ended September 29, 2013 and September 23, 2012, the total intrinsic value of options exercised was $4,442, and $26, respectively. The amount of cash received from the exercise of options was $2,373 and $29 and the tax benefit realized from stock options exercised was $1,759 and $1 for the quarters ended September 29, 2013 and September 23, 2012, respectively.

Restricted stock units

During the quarters ended September 29, 2013 and September 23, 2012, the Company granted 22 and 32 restricted stock units (“RSUs”), respectively, to certain key employees. The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock. The RSUs vest over a three year period. The RSUs do not have a contractual term and will be converted into an equivalent number of shares of stock on each vesting date and distributed to the grantee, or the grantee may elect to defer the receipt of the shares of stock until separation from service. If after the first anniversary of the grant date and prior to the final vesting date the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the fair value of the awards granted during the quarters ended September 29, 2013 and September 23, 2012 to be $22.08 and $11.23 per RSU, respectively.

No RSUs were granted to non-employee directors in either period.

The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

A summary of the RSU activity for the quarter ended September 29, 2013 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	75	$11.94	112	187	$11.78
Granted	22	$22.08	—	22	$22.08
Vested	(46)	$11.99	46	—	$11.99
Converted	—	$—	(31)	(31)	$12.06
Forfeited	(2)	$22.08	—	(2)	$22.08
Outstanding at September 29, 2013	49	$16.11	127	176	$12.92

At September 29, 2013 the number of RSUs vested and expected to vest was 176 with an aggregate intrinsic value of $4,169. The aggregate intrinsic value of the 127 vested RSUs at September 29, 2013 was $3,007.

The remaining unrecognized compensation cost related to the unvested RSUs at September 29, 2013 is $497, which is expected to be recognized over a weighted average period of 2.6 years.

For the quarters ended September 29, 2013 and September 23, 2012, the total intrinsic value of RSUs converted was $696 and nil, respectively. The tax benefit realized from the conversion of RSUs was $275 and nil for the quarters ended September 29, 2013 and September 23, 2012, respectively.

Summary

The total cost charged against income related to all stock based compensation arrangements was as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Stock options	$156	$237
RSUs	103	112
Total compensation cost	$259	$349

The total income tax benefit recognized for stock based compensation was $75 and $76 for the quarters ended September 29, 2013 and September 23, 2012, respectively.

As of September 29, 2013, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2008 LTIP	2,000
Less: Market condition options granted	(93)
Less: Service condition options granted	(924)
Less: RSUs granted to non-employee directors	(104)
Less: RSUs granted to key employees	(118)
Plus: Options forfeited	60
Plus: RSUs forfeited	2
Available for issuance under the 2008 LTIP	823

Subsequent Event

On October 23, 2013, the Company’s shareholders approved the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan replaced the 2008 LTIP. No additional awards will be granted under the 2008 LTIP, however, prior grants outstanding under the 2008 LTIP remain subject to that plan’s provisions. The 2013 Plan authorized the issuance of 1,000 shares of common stock, subject to certain increases in the event outstanding awards under the 2008 LTIP expire, are forfeited or otherwise terminate unexercised.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

16. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

The Company uses derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates. The Company does not enter into derivative contracts for speculative purposes.

Foreign currency forward contracts

The Company enters into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. As of September 29, 2013, the latest maturity date for all outstanding foreign currency forward contracts is during November 2013. These items are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in Other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

Interest rate swap

On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to additional LIBOR-based variable rate borrowings under the Company’s ABL Revolver and ABL Term Loan. It increased to $85,000 in May 2013 and will decrease $5,000 per quarter beginning with the current quarter until the balance again reaches $50,000 in February 2015, where it will remain through the life of the instrument. This interest rate swap allows the Company to fix LIBOR at 1.06% and terminates on May 24, 2017.

On November 26, 2012, the Company de-designated this interest rate swap as a cash flow hedge. For the quarterly period ended September 29, 2013, the Company reclassified pre-tax unrealized losses of $155 from Accumulated other comprehensive income to Interest expense; the Company expects to reclassify additional losses of $502 during the next twelve months.

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of September 29, 2013		Notional Amount	USD Equivalent	Balance Sheet Location	Fair Value Level 2
Foreign currency contracts	MXN	4,000	$306	Other current assets	$3
Interest rate swap	USD	$80,000	$80,000	Other long-term liabilities	$(464)

As of June 30, 2013		Notional Amount	USD Equivalent	Balance Sheet Location	Fair Value Level 2
Foreign currency contracts	MXN	3,800	$295	Other current assets	$3
Interest rate swap	USD	$85,000	$85,000	Other long-term liabilities	$(324)

(MXN represents the Mexican Peso)

Estimates of the fair value of the Company’s foreign currency forward contracts and interest rate swaps are obtained from month-end market quotes for contracts with similar terms.

The effect of marked to market hedging derivative instruments was as follows:

		For the Three Months Ended
Derivatives not designated as hedges	Classification	September 29, 2013	September 23, 2012
Foreign exchange contracts – MXN/USD	Other operating expense, net	$(6)	$36
Interest rate swap	Interest expense	140	—
Total (gain) loss recognized in income		$134	$36

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Since its most recent debt refinancing and modification, the Company believes that there have been no significant changes to its credit risk profile or the interest rates available to the Company for debt issuances with similar terms and average maturities and the Company estimates that the fair values of these long-term debt obligations approximate their carrying amounts. Other financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value because of their short-term nature.

Non-Financial Assets and Liabilities

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

17. Accumulated Other Comprehensive Loss

The components and the changes in Accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(4,568)	$(932)	$(5,500)
Other comprehensive (loss) income, net of tax	(322)	155	(167)
Balance at September 29, 2013	$(4,890)	$(777)	$(5,667)

A summary of the pre-tax, tax and after-tax effects of the components of Other comprehensive loss for the quarters ended September 29, 2013 and September 23, 2012 is provided as follows:

	For the Three Months Ended September 29, 2013
	Pre-tax	Tax	After-tax
Other comprehensive loss:
Foreign currency translation adjustments	$(322)	$—	$(322)
Reclassification adjustment on interest rate swap included in net income	155	—	155
Other comprehensive loss	$(167)	$—	$(167)

	For the Three Months Ended September 23, 2012
	Pre-tax	Tax	After-tax
Other comprehensive income:
Foreign currency translation adjustments	$(312)	$—	$(312)
Unrealized gain on cash flow hedges for an unconsolidated affiliate	1,003	—	1,003
Unrealized loss on interest rate swaps	(452)	178	(274)
Other comprehensive income	$239	$178	$417

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

18. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Basic EPS
Net income attributable to Unifi, Inc.	$8,870	$2,294
Weighted average common shares outstanding	19,264	20,091
Basic EPS	$0.46	$0.11

Diluted EPS
Net income attributable to Unifi, Inc.	$8,870	$2,294

Weighted average common shares outstanding	19,264	20,091
Net potential common share equivalents – stock options and RSUs	900	462
Adjusted weighted average common shares outstanding	20,164	20,553
Diluted EPS	$0.44	$0.11

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	86	272

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	27	567

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

19. Other Operating Expense, Net

The components of Other operating expense, net consist of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Operating expenses for Repreve Renewables	$624	$585
Net loss on sale or disposal of assets	41	22
Foreign currency transaction losses	94	16
Restructuring charges, net	896	—
Other, net	(31)	(42)
Other operating expense, net	$1,624	$581

Operating expenses for Repreve Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, and administrative costs. Operating expenses for Repreve Renewables also includes $80 and $46 of depreciation and amortization expenses for the three months ended September 29, 2013 and September 23, 2012, respectively.

The components of restructuring charges, net consist of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Severance	$666	$—
Equipment relocation and reinstallation costs	230	—
Total restructuring charges, net	$896	$—

Severance

On May 14, 2013, the Company and one of its executive officers entered into a severance agreement that will provide severance and certain other benefits through November 30, 2014. On August 12, 2013, the Company and another of its executive officers entered into a severance agreement that will provide severance and certain other benefits through December 12, 2014. The table below presents changes to accrued severance for the three months ended September 29, 2013:

	Balance June 30, 2013	Charged to expense	Charged to other accounts	Payments	Adjustments	Balance September 29, 2013
Accrued severance	$1,186	666	225	(533)	—	$1,544

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Equipment Relocation and Reinstallation Costs

During the first quarter of fiscal year 2014, the Company began the relocation of certain equipment within the Polyester Segment as follows

●	The Company began to dismantle and relocate certain polyester draw warping equipment from Monroe, North Carolina to a Burlington, North Carolina facility.

●	The Company also began to dismantle and relocate certain polyester texturing and twisting equipment between locations in North Carolina and El Salvador.

The costs incurred for the relocation of equipment were charged to restructuring expense as incurred.

20. Investments in Unconsolidated Affiliates and Variable Interest Entities

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

As of September 29, 2013, the Company’s investment in PAL was $92,741 and shown within Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of September 2013	$111,196
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Antitrust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(364)
Investment balance as of September 2013	$92,741

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of September 29, 2013, the Company’s open purchase orders related to this agreement were $3,823.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
UNF	$3,179	$3,263
UNF America	5,986	5,698
Total	$9,165	$8,961

As of September 29, 2013 and June 30, 2013, the Company had combined accounts payable due to UNF and UNF America of $4,105 and $2,890, respectively.

The Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, and, as the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of September 29, 2013, the Company’s combined investments in UNF and UNF America were $4,147 and are shown within Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Unaudited, condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is presented in the following tables. As PAL is defined as significant, its information is separately disclosed.

	As of September 29, 2013 (Unaudited)
	PAL	Other	Total
Current assets	$275,250	$10,210	$285,460
Noncurrent assets	113,273	3,137	116,410
Current liabilities	51,430	5,225	56,655
Noncurrent liabilities	10,045	—	10,045
Shareholders’ equity and capital accounts	327,048	8,122	335,170

The Company’s portion of undistributed earnings	22,143	1,100	23,243

	As of June 30, 2013 (Unaudited)
	PAL	Other	Total
Current assets	$266,300	$11,343	$277,643
Noncurrent assets	111,061	3,163	114,224
Current liabilities	44,517	4,910	49,427
Noncurrent liabilities	15,609	—	15,609
Shareholders’ equity and capital accounts	317,235	9,596	326,831

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

	For the Three Months Ended September 29, 2013 (Unaudited)
	PAL	Other	Total
Net sales	$222,537	$8,540	$231,077
Gross profit	20,090	926	21,016
Income from operations	16,572	488	17,060
Income to members	17,340	528	17,868
Depreciation and amortization	7,082	25	7,107

Cash received by PAL under EAP program	4,054	—	4,054
Earnings recognized by PAL for EAP program	9,079	—	9,079

Dividends and cash distributions received	2,559	—	2,559

As of the end of PAL’s fiscal September 2013 period, PAL’s amount of deferred revenues related to the EAP program was $3,766.

	For the Three Months Ended September 23, 2012 (Unaudited)
	PAL	Other	Total
Net sales	$201,390	$8,842	$210,232
Gross profit	2,948	1,653	4,601
(Loss) income from operations	(571)	1,223	652
Income to members	38	1,200	1,238
Depreciation and amortization	7,791	25	7,816

Cash received by PAL under EAP program	4,926	—	4,926
Earnings recognized by PAL for EAP program	2,319	—	2,319

Dividends and cash distributions received	2,224	—	2,224

21. Commitments and Contingencies

Collective Bargaining Agreements

While employees of the Company’s foreign operations are generally unionized, none of the Company’s domestic labor force is currently covered by a collective bargaining agreement.

Environmental

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l (“Invista”). The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and to clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site which was from 2004 to 2008. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont, and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. In addition, Renewables leases farm land for use in growing a patented bio-energy crop, Freedom Giant Miscanthus. The Company does not sub-lease any of its leased property.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

22. Related Party Transactions

During the first quarter of fiscal year 2014, the Company repurchased 249 shares of its common stock through open market transactions. Invemed Associates LLC (“Invemed”) provided brokerage services to the Company for the repurchase of these shares. The Company paid a commission of $.02 per share to Invemed. Mr. Kenneth G. Langone, a member of the Company’s Board, is the founder and chairman of Invemed.

For a further discussion of the nature of certain related party relationships see “Note 26. Related Party Transactions” included in the 2013 Form 10-K.

Related party receivables consist of the following:

	September 29, 2013	June 30, 2013
Dillon Yarn Corporation	$497	$198
Cupron, Inc.	1	6
Total related party receivables (included within Receivables, net)	$498	$204

Related party payables consist of the following:

	September 29, 2013	June 30, 2013
Salem Leasing Corporation	$276	$267
Cupron, Inc.	201	218
Dillon Yarn Corporation	198	135
American Drawtech Company, Inc.	—	17
Total related party payables (included within Accounts payable)	$675	$637

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 29, 2013	September 23, 2012
Dillon Yarn Corporation	Yarn purchases	$887	$764
Dillon Yarn Corporation	Sales service agreement costs	—	126
Dillon Yarn Corporation	Sales	855	4

Salem Leasing Corporation	Transportation equipment costs	915	786

American Drawtech Company, Inc.	Sales	—	97
American Drawtech Company, Inc.	Yarn purchases	—	43

Cupron, Inc.	Sales	26	2

23. Business Segment Information

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

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Three Months Ended September 29, 2013
	Polyester	Nylon	International	Total
Net sales	$93,562	$39,715	$35,392	$168,669
Cost of sales	83,202	35,021	30,461	148,684
Gross profit	10,360	4,694	4,931	19,985
Selling, general and administrative expenses	6,035	2,050	2,029	10,114
Restructuring charges	230	—	—	230
Segment operating profit	$4,095	$2,644	$2,902	$9,641

	For the Three Months Ended September 23, 2012
	Polyester	Nylon	International	Total
Net sales	$93,036	$40,014	$39,850	$172,900
Cost of sales	84,829	35,944	34,107	154,880
Gross profit	8,207	4,070	5,743	18,020
Selling, general and administrative expenses	6,751	2,336	2,060	11,147
Segment operating profit	$1,456	$1,734	$3,683	$6,873

The reconciliations of Segment operating profit to consolidated Income before income taxes are as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Polyester	$4,095	$1,456
Nylon	2,644	1,734
International	2,902	3,683
Segment operating profit	9,641	6,873
(Benefit) provision for bad debts	(38)	110
Other operating expense, net	1,394	581
Operating income	8,285	6,182
Interest income	(1,214)	(124)
Interest expense	1,252	1,444
Loss on extinguishment of debt	—	242
Equity in earnings of unconsolidated affiliates	(6,123)	(671)
Income before income taxes	$14,370	$5,291

The reconciliations of Segment depreciation and amortization expense to consolidated Depreciation and amortization expense are as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Polyester	$2,749	$4,681
Nylon	744	758
International	728	866
Segment depreciation and amortization expense	4,221	6,305
Depreciation and amortization included in other operating expense, net	80	46
Amortization included in interest expense	107	166
Depreciation and amortization expense	$4,408	$6,517

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Segment other adjustments for each of the reportable segments consist of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Polyester	$2	$94
Nylon	(157)	—
International	60	—
Segment other adjustments	$(95)	$94

Segment other adjustments may include items such as severance charges, restructuring charges and recoveries, start-up cost, and other adjustments necessary to understand and compare the underlying results of the segment.

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Polyester	$7,076	$6,231
Nylon	3,231	2,492
International	3,690	4,549
Segment Adjusted Profit	$13,997	$13,272

Intersegment sales for each of the reportable segments consist of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Polyester	$5	$621
Nylon	73	122
International	99	293
Intersegment sales	$177	$1,036

The reconciliations of Segment capital expenditures to consolidated Capital expenditures are as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Polyester	$4,392	$729
Nylon	571	56
International	656	165
Segment capital expenditures	5,619	950
Unallocated corporate capital expenditures	72	141
Capital expenditures	$5,691	$1,091

The reconciliations of Segment total assets to consolidated Total assets are as follows:

	September 29, 2013	June 30, 2013
Polyester	$182,823	$185,190
Nylon	71,241	72,599
International	83,406	84,151
Segment total assets	337,470	341,940
All other current assets	2,324	3,342
Unallocated corporate PP&E	11,779	11,983
All other non-current assets	4,802	4,940
Investments in unconsolidated affiliates	96,888	93,261
Total assets	$453,263	$455,466

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Geographic Data:

Geographic information for Net sales is as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
U.S.	$123,727	$122,587
Brazil	30,313	32,521
All Other Foreign	14,629	17,792
Total	$168,669	$172,900

The information for Net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $23,256 and $22,985 for the three months ended September 29, 2013 and September 23, 2012, respectively.

Geographic information for long-lived assets is as follows:

	September 29, 2013	June 30, 2013
U.S.	$202,220	$200,958
Brazil	13,422	16,150
All Other Foreign	8,791	8,658
Total	$224,433	$225,766

Long-lived assets are comprised of Property, plant and equipment, net, Intangible assets, net, Investments in unconsolidated affiliates and Other non-current assets.

Geographic information for total assets is as follows:

	September 29, 2013	June 30, 2013
U.S.	$346,439	$346,651
Brazil	72,454	72,735
All Other Foreign	34,370	36,080
Total	$453,263	$455,466

24. Subsequent Events

On November 1, 2013, the Company entered into a Stock Purchase Agreement with, and purchased from, Dillon Yarn Corporation 150 shares of common stock at a negotiated price of $23.00 per share for an aggregate purchase price of $3,450.

The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no other items deemed reportable.

25. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Interest, net of capitalized interest	$858	$1,362
Taxes, net of refunds	2,144	2,441

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2013 Form 10-K, under Item 7. Our discussions here focus on our results during the first quarter of fiscal year 2014 ended, or as of, September 29, 2013, and for the comparable period of fiscal year 2013 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in the 2013 Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with the 2013 Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which we discuss in detail under Item 1 of the 2013 Form 10-K. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the textile industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the 2013 Form 10-K, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview and Significant General Matters

The Company has focused on its core strategies, which include: continuously improving all operational and business processes; enriching its product mix by growing its higher margin PVA product portfolio and increasing sales of yarns with regional rules of origin requirements; continuing its strategic penetration in global growth markets, such as China, Central America and Brazil; and maintaining its beneficial joint venture relationships. The Company expects to continue its support of these strategies, including possible investments in selected strategic growth opportunities related to its core business. Significant highlights for the September 2013 quarter include the following items, each of which is discussed in more detail below:

●	Net income was $8,870, or $0.46 per share, on net sales of $168,669, compared to net income of $2,294 or $0.11 per share for the September 2012 quarter.

●	Gross margins improved significantly as a result of higher domestic sales volumes, improved conversion margins, and lower expenses for depreciation.

●	Earnings from our unconsolidated equity affiliates were $6,123, an improvement of $5,452 over the prior year quarter, primarily attributable to PAL.

●	We invested $5,691 in new capital expenditures, including the purchase of nine texturing machines from a recently closed competitor.

●

We repurchased 249 shares of common stock during the quarter and, as of November 4, 2013, we have repurchased 1,494 shares at an average per share price of $19.53 since beginning our stock repurchase program.

●	Adjusted EBITDA (as defined below) improved to $14,481 versus $13,825 for the prior year quarter.

Results of Operations

First Quarter of Fiscal Year 2014 Compared to First Quarter of Fiscal Year 2013

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	September 29, 2013		September 23, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$168,669	100.0	$172,900	100.0	(2.4)
Cost of sales	148,684	88.2	154,880	89.6	(4.0)
Gross profit	19,985	11.8	18,020	10.4	10.9
Selling, general and administrative expenses	10,114	6.0	11,147	6.4	(9.3)
(Benefit) provision for bad debts	(38)	—	110	0.1	(134.5)
Other operating expense, net	1,624	0.9	581	0.3	179.5
Operating income	8,285	4.9	6,182	3.6	34.0
Interest expense, net	38	—	1,320	0.8	(97.1)
Loss on extinguishment of debt	—	—	242	0.1	(100.0)
Equity in earnings of unconsolidated affiliates	(6,123)	(3.6)	(671)	(0.4)	812.5
Income before income taxes	14,370	8.5	5,291	3.1	171.6
Provision for income taxes	5,751	3.4	3,233	1.9	77.9
Net income including non-controlling interest	8,619	5.1	2,058	1.2	318.8
Less: net (loss) attributable to non-controlling interest	(251)	(0.2)	(236)	(0.1)	6.4
Net income attributable to Unifi, Inc.	$8,870	5.3	$2,294	1.3	286.7

Consolidated Net Sales

Net sales for the September 2013 quarter decreased by $4,231, or 2.4%, as compared to the prior year September quarter. Consolidated sales volume decreased slightly by 0.5% due to lower volumes in the International Segment partially offset by volume improvements in the Polyester and Nylon segments. The volume increases in the Polyester and Nylon segments are attributable to growth in the U.S. apparel market. The decrease in volume in the International Segment is due to lower sales volumes for the Company’s Chinese subsidiary as a result of weaker market conditions. The Brazilian operation increased its sales volumes 3.5% over the prior year September quarter; however, this increase was attributable to higher volumes of resale yarns, while manufactured product volumes declined. The weighted average sales price decreased 1.9% primarily due to a shift in mix towards products that carry a lower average selling price in the Nylon Segment and a lower weighted average sales price in Brazil on a U.S. dollar basis due to changes in exchange rates (while on a local currency basis, the weighted average sales price in Brazil increased in the September 2013 quarter as compared with the prior year quarter).

Consolidated Gross Profit

Gross profit for the September 2013 quarter increased by $1,965, or 10.9%, as compared to the prior fiscal year September quarter. Gross profit increased as a result of improved sales volumes for the Polyester and Nylon segments and increased unit conversion margins for the domestic operations. In addition, gross profit was favorably impacted by lower unit manufacturing costs and depreciation expenses within the Polyester and Nylon segments.

Polyester Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	September 29, 2013		September 23, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$93,562	100.0	$93,036	100.0	0.6
Cost of sales	83,202	88.9	84,829	91.2	(1.9)
Gross profit	$10,360	11.1	$8,207	8.8	26.2

The increase in gross profit of $2,153 was primarily a result of increased sales volume, improved conversion margins and lower unit manufacturing costs. Sales volume increased 1.5% over the prior year quarter primarily due to growth in the U.S. apparel and automotive markets. In addition, conversion margins improved due to the Company’s mix enrichment and PVA sales efforts while unit manufacturing costs were lower primarily as a result of lower depreciation expense.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 55.5% and 51.8% for the first quarter of fiscal year 2014, compared to 53.8% and 45.5% for the first quarter of fiscal year 2013, respectively.

Nylon Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	September 29, 2013		September 23, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$39,715	100.0	$40,014	100.0	(0.7)
Cost of sales	35,021	88.2	35,944	89.8	(2.6)
Gross profit	$4,694	11.8	$4,070	10.2	15.3

The increase in gross profit of $624 was primarily a result of increased sales volumes, improved conversion margins and lower unit manufacturing costs. Sales volumes increased 3.3% over the prior year quarter primarily due to growth in the U.S. apparel market and to the success of new PVA programs. These new PVA programs contributed significantly to the improvement in unit conversion margins. Unit manufacturing costs were lower as a result of higher capacity utilization rates, improved efficiencies and a lower cost product mix.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 23.5% and 23.5% for the first quarter of fiscal year 2014, compared to 23.2% and 22.6% for the first quarter of fiscal year 2013, respectively.

International Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	September 29, 2013		September 23, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$35,392	100.0	$39,850	100.0	(11.2)
Cost of sales	30,461	86.1	34,107	85.6	(10.7)
Gross profit	$4,931	13.9	$5,743	14.4	(14.1)

Gross profit for the International Segment decreased $812 from the prior year September quarter as a result of lower gross profit in both the Brazilian and Chinese operations. Despite continued competition from low-priced yarn imports and weak market conditions, the Brazilian operation increased its sales volumes 3.5% over the prior year September quarter; however, this increase was attributable to higher volumes of resale yarns, while manufactured product volumes declined. Gross profit for the Brazilian operation was also unfavorably impacted by higher unit manufacturing costs due to lower capacity utilization rates and inflation, the loss of certain tax incentives for local producers, and negative currency translation effects caused by a weakened Brazilian Real versus the U.S. dollar. These negative impacts were partially offset by improved unit conversion margins on a local currency basis resulting from price increases and POY import duty reductions implemented by the Brazilian government.

The decrease in gross profit for the Chinese operation was due to lower sales volumes as a result of soft market conditions, partially offset by higher margins.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 21.0% and 24.7% for the first quarter of fiscal year 2014, compared to 23.0% and 31.9% for the first quarter of fiscal year 2013, respectively.

Consolidated Selling General & Administrative Expenses

SG&A expenses decreased in total and as a percentage of net sales for the first quarter of fiscal year 2014 when compared to the first quarter of fiscal year 2013. The decrease was primarily related to reductions in consumer marketing and branding expense, deferred compensation, and professional fees.

Consolidated Other Operating Expense, Net

The components of Other operating expense, net consist of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Operating expenses for Repreve Renewables	$624	$585
Net loss on sale or disposal of assets	41	22
Foreign currency transaction losses	94	16
Restructuring charges, net	896	—
Other, net	(31)	(42)
Other operating expense, net	$1,624	$581

Operating expenses for Repreve Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, and administrative costs. Operating expenses for Repreve Renewables also includes $80 and $46 of depreciation and amortization expenses for the three months ended September 29, 2013 and September 23, 2012, respectively.

The components of restructuring charges, net consist of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Severance	$666	$—
Equipment relocation and reinstallation costs	230	—
Restructuring charges, net	$896	$—

Consolidated Interest Expense, Net

Net interest expense decreased from $1,320 for the first quarter of fiscal year 2013 to $38 for the first quarter of fiscal year 2014. The decline in net interest expense is a result of lower average outstanding debt balances and a lower weighted average interest rate due to the Company’s deleveraging strategy and increased interest income of $1,084 related to the settlement of a judicial claim involving the Company’s Brazilian subsidiary. The weighted average interest rate of the Company’s outstanding debt obligations declined from 4.2% for September 2012 quarter to 3.5% for the September 2013 quarter.

Consolidated Earnings from Unconsolidated Affiliates

For the September 2013 quarter, the Company generated $14,370 of income before income taxes, of which $6,123 was generated from its investments in unconsolidated affiliates. The Company’s 34% share of PAL’s earnings increased from $42 in the first quarter of fiscal year 2013 to $5,915 in the first quarter of fiscal year 2014 primarily due to increased sales volumes, improved operating margins and an increase in the benefits recognized from the EAP cotton rebate program. The remaining change in earnings of unconsolidated affiliates relates primarily to the decrease in operating results of UNF and UNF America, which was primarily driven by lower gross margins partially attributable to lower average sales prices.

Consolidated Income Taxes

The Company’s income tax provision for the quarter ended September 29, 2013 resulted in tax expense of $5,751, with an effective tax rate of 40.0%. The Company’s income tax provision for the quarter ended September 23, 2012 resulted in tax expense of $3,233, with an effective tax rate of 61.1%. The effective income tax rate for each of the periods is higher than the U.S. statutory rate due to foreign dividends taxed in the U.S., the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the first quarter of fiscal year 2014 was $8,870, or $0.46 per basic share, compared to $2,294, or $0.11 per basic share, for the prior year fiscal quarter. As discussed above, the Company’s increased profitability was primarily due to higher earnings from its equity affiliates, improved margins, lower SG&A expenses, and lower net interest expense partially offset by restructuring charges and higher income tax expense.

Non-GAAP Financial Measures

Management continuously reviews several key indicators to assess performance of the Company’s business and measure its success, as discussed in detail in the 2013 Form 10-K. These include the following Non-GAAP financial measures:

●

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents net income or loss attributable to Unifi, Inc. before net interest expense, income tax expense and depreciation and amortization expense;

●

Adjusted EBITDA including equity affiliates, which represents EBITDA adjusted to exclude non-cash compensation expense, gains or losses on extinguishment of debt and certain other adjustments. Such other adjustments include operating expenses for Repreve Renewables, restructuring charges and start-up costs, gains or losses on sales or disposals of property, plant and equipment, currency and derivative gains or losses, certain employee healthcare expenses, and other operating or non-operating income or expense items necessary to understand and compare the underlying results of the Company;

●

Adjusted EBITDA, which represents Adjusted EBITDA including equity affiliates adjusted to exclude equity in earnings and losses of unconsolidated affiliates. The Company may, from time to time, change the items included within Adjusted EBITDA;

●	Segment Adjusted Profit, which equals segment gross profit, plus segment depreciation and amortization, less segment SG&A, net of segment other adjustments; and

●

Adjusted Working Capital (receivables plus inventory, less accounts payable and certain accrued expenses), which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

Management uses EBITDA, Adjusted EBITDA including equity affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital to facilitate its analysis and understanding of the Company’s business operations. Management believes these measures are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company. The calculations of EBITDA, Adjusted EBITDA including equity affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are subjective measures based on management’s belief as to which items should be included or excluded in order to provide the most reasonable view of the underlying operating performance of the business. EBITDA, Adjusted EBITDA including equity affiliates, Adjusted EBITDA, Segment Adjusted Profit and Adjusted Working Capital are not determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered a substitute for performance measures determined in accordance with GAAP.

The reconciliations of net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA including equity affiliates and Adjusted EBITDA are as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Net income attributable to Unifi, Inc.	$8,870	$2,294
Provision for income taxes	5,751	3,233
Interest expense, net	38	1,320
Depreciation and amortization expense	4,269	6,333
EBITDA	18,928	13,180

Loss on extinguishment of debt	—	242
Non-cash compensation expense	414	621
Other	1,262	453
Adjusted EBITDA including equity affiliates	20,604	14,496

Equity in earnings of unconsolidated affiliates	(6,123)	(671)
Adjusted EBITDA	$14,481	$13,825

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Adjusted EBITDA	$14,481	$13,825
Non-cash compensation expense	(414)	(621)
(Benefit) provision for bad debts	(38)	110
Other, net	(32)	(42)
Segment Adjusted Profit	$13,997	$13,272

Segment Adjusted Profit by reportable segment is as follows:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Polyester	$7,076	$6,231
Nylon	3,231	2,492
International	3,690	4,549
Total Segment Adjusted Profit	$13,997	$13,272

Liquidity and Capital Resources

Liquidity Summary

The Company’s primary liquidity requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital to meet these requirements are cash generated from operations and borrowings available under its ABL Revolver. The Company currently believes that its existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver will enable the Company to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements, both domestically and for its foreign operations. For the first quarter of fiscal year 2014, cash generated from operations was $9,310, and at September 29, 2013, excess availability under the ABL Revolver was $38,968.

As of September 29, 2013, all of the Company’s debt obligations, with the exception of a term loan from one of the Company’s unconsolidated affiliates, were guaranteed by its domestic subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries. For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of September 29, 2013:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$247	$3,999	$6,064	$10,310
Borrowings available under ABL Revolver	38,968	—	—	38,968
Liquidity	$39,215	$3,999	$6,064	$49,278

Working capital	$95,949	$53,460	$19,444	$168,853
Total debt obligations	$96,089	$—	$1,250	$97,339

As of September 29, 2013, all cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested.  The Company has plans to repatriate $21,297 of future cash flows generated from its operations in Brazil and has a deferred tax liability of $7,454 to reflect the additional income tax that would be due as a result of these plans. As of September 29, 2013, $62,989 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings.

Working Capital

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to Working Capital:

	September 29, 2013	June 30, 2013
Receivables, net	$90,097	$98,392
Inventories	114,432	110,667
Accounts payable	(40,275)	(45,544)
Accrued expenses (1)	(13,498)	(18,383)
Adjusted Working Capital	150,756	145,132
Cash and cash equivalents	10,310	8,755
Other current assets	11,060	9,016
Accrued interest	(78)	(102)
Other current liabilities	(3,195)	(916)
Working Capital	$168,853	$161,885
(1)	Excludes accrued interest

Working capital increased from $161,885 as of June 30, 2013 to $168,853 as of September 29, 2013. The Company’s Adjusted Working Capital metric increased due to an increase in inventories and decreases in accounts payable and accrued expenses, partially offset by a decrease in receivables. The increase in inventory is due to an increase of on-hand units for the U.S. and Brazilian operations. The decrease in accounts payable is a result of purchasing activity and the timing of vendor payments. The decrease in accrued expenses is primarily due to the payment of previously accrued fiscal year 2013 variable compensation and property taxes during the September 2013 quarter, partially offset by an increase in accrued wages and salaries due to timing. The decrease in accounts receivable is a result of lower sales.

Capital Expenditures

In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures. During the first quarter of fiscal year 2014, the Company spent $5,691 on capital expenditures and estimates its annual capital expenditure requirements to be approximately $17,000 for the full fiscal year. The current year’s capital expenditures are expected to be focused primarily on improving the Company’s manufacturing flexibility and capabilities to produce PVA products, increasing the capacity of its recycling facility, and increasing the capacity, flexibility and efficiency of its Yadkinville texturing facility. $6,000 to $8,000 of the estimated annual capital expenditures is expected to be used for maintenance capital expenditures which will extend the useful life of assets and/or increase the capabilities or production capacity of existing assets. The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities or to further streamline its manufacturing processes.

Debt Obligations

The following table presents the balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of an interest rate swap) as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of September 29, 2013	September 29, 2013	June 30, 2013
ABL Revolver	May 2018	3.2%	$44,900	$52,500
ABL Term Loan	May 2018	3.1%	50,000	42,800
Term loan from unconsolidated affiliate	August 2014	3.0%	1,250	1,250
Capital lease obligation	November 2027	4.6%	1,189	1,203
Total debt			97,339	97,753
Current portion of long-term debt			(1,316)	(65)
Total long-term debt			$96,023	$97,688

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2014 and following fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2014	2015	2016	2017	2018	Thereafter
ABL Revolver	$—	$—	$—	$—	$44,900	$—
ABL Term Loan	—	—	—	—	50,000	—
Capital lease obligation	50	63	66	69	72	869
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$50	$1,313	$66	$69	$94,972	$869

Other than the scheduled maturities of debt required under its existing debt obligations, the Company may, from time to time, elect to repay additional amounts borrowed under the ABL Facility. These optional repayments of debt may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Further discussion of the terms and conditions of the Company’s existing indebtedness is outlined in “Note 11. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Stock Repurchase Program

Under its Board-approved stock repurchase program, the Company is authorized to repurchase up to $50,000 worth of its common stock through open market purchases or privately negotiated transactions in such manner and at such times and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors.  The repurchase program has no stated expiration or termination date; there is no time limit or specific time frame otherwise for repurchases; and the Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.  Since inception of the repurchase program in January 2013, the Company has repurchased 1,494 shares at an average cost per share of $19.53.

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Three Months Ended
	September 29, 2013	September 23, 2012
Cash receipts:
Receipts from customers	$176,875	$176,387
Dividends from unconsolidated affiliates	2,559	2,224
Other receipts	3,041	164

Cash payments:
Payments to suppliers and other operating costs	138,401	140,670
Payments for salaries, wages and benefits	30,998	29,374
Payments for restructuring and severance	764	—
Payments for interest	858	1,362
Payments for taxes	2,144	2,441
Other	—	547
	$9,310	$4,381

Other receipts include the refund for a judicial deposit of $1,805 and related interest income of $1,084 made to the Company’s Brazilian subsidiary due to the settlement of a judicial claim and other interest income and miscellaneous items. The decrease in payments to suppliers and other operating costs is primarily a result of lower volumes in the International Segment. The increase in payments for salaries, wages and benefits is primarily due to inflationary increases and higher variable compensation offset by savings related to the termination of employment of two former executive officers. Payments for restructuring relate to the relocation of certain machinery in the U.S. and El Salvador and severance payments to two former executive officers. The decline in payments for interest was due to both a lower average outstanding debt balance and a lower weighted average interest rate.

Cash Used in Investing Activities and Financing Activities

The Company utilized $5,341 for net investing activities and utilized $2,495 for net financing activities during the quarter ended September 29, 2013. Significant expenditures for investing activities include $5,691 for capital expenditures which primarily relate to increasing the capacity, flexibility and efficiency of the Company’s Yadkinville texturing facility. Significant financing activities include cash payments of $5,768 for the repurchases of Company stock, $400 for net cash payments on the ABL Facility and $2,373 of proceeds received from stock option exercises.

Contractual Obligations

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. As of September 29, 2013, there have been no material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the 2013 Form 10-K.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements. The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Form 10-K. There have been no material changes to these policies during the current period.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  The Company has borrowings under its ABL Revolver and ABL Term Loan that total $94,900 and contain variable rates of interest; however, the Company hedges a significant portion of this interest rate variability using an interest rate swap.  As of September 29, 2013, after considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of September 29, 2013 would result in an increase of $75 in annual cash interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. For sales transactions, the Company typically hedges 50% to 75% of the sales value of these orders by using forward currency contracts. The maturity dates of the forward currency contracts are intended to match the anticipated collection dates of the receivables. As of September 29, 2013, the latest maturity date for outstanding forward currency contracts is in November 2013. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of September 29, 2013, the Company does not have a significant amount of exposure related to any foreign currency forward contracts.

As of September 29, 2013, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 19% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of September 29, 2013, $9,897 of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $1,888 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of September 29, 2013 is provided in “Note 16. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 29, 2013, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the Company’s first quarter of fiscal year 2014, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is the subject.

Item 1A.  RISK FACTORS

There are no material changes to the Company's risk factors set forth under “Item 1A. Risk Factors” in the 2013 Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended September 29, 2013, all of which purchases were made under the stock repurchase program approved by the Board on January 22, 2013 in which the Company is authorized to acquire up to $50,000 worth of common stock. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame for repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/13 – 7/29/13	—	$ —	—	$ 30,697
7/30/13 – 8/29/13	106	$ 23.12	106	28,249
8/30/13 – 9/29/13	143	$ 23.19	143	24,933
Total	249	$ 23.16	249

Repurchases are subject to applicable limitations and requirements set forth in the ABL Facility. For additional information, including information regarding limitations on payment of dividends and share repurchases, see “Note 11. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

3.1(ii)

Restated By-laws of Unifi, Inc. (as amended on December 20, 2007 and corrected on July 24, 2013) (incorporated by reference to Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Reg. No. 001-10542)).

10.1	Severance Agreement and Waiver of Claims between Ronald L. Smith and Unifi, Inc., effective August 23, 2013 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (Reg. No. 001-10542) for the fiscal year ended June 30, 2013).

10.2	Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.3

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

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

101

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 7, 2013	By:	/s/ JAMES M. OTTERBERG
James M. Otterberg
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

3.1(ii)

Restated By-laws of Unifi, Inc. (as amended on December 20, 2007 and corrected on July 24, 2013) (incorporated by reference to Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Reg. No. 001-10542)).

10.1	Severance Agreement and Waiver of Claims between Ronald L. Smith and Unifi, Inc., effective August 23, 2013 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (Reg. No. 001-10542) for the fiscal year ended June 30, 2013).

10.2	Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.3

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

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

101

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.