Form 10-Q
period 2013-12-29
UNIFI INC
filed 2014-02-07
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of February 4, 2014 was 19,040,083.

UNIFI, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 29, 2013

Part I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	December 29, 2013	June 30, 2013
ASSETS
Cash and cash equivalents	$15,522	$8,755
Receivables, net	77,536	98,392
Inventories	110,765	110,667
Income taxes receivable	1,374	1,388
Deferred income taxes	1,831	1,715
Other current assets	5,371	5,913
Total current assets	212,399	226,830

Property, plant and equipment, net	116,562	115,164
Deferred income taxes	2,590	2,196
Intangible assets, net	8,549	7,772
Investments in unconsolidated affiliates	101,562	93,261
Other non-current assets	4,510	10,243
Total assets	$446,172	$455,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$35,740	$45,544
Accrued expenses	12,517	18,485
Income taxes payable	417	851
Current portion of long-term debt	1,316	65
Total current liabilities	49,990	64,945
Long-term debt	101,508	97,688
Other long-term liabilities	6,950	5,053
Deferred income taxes	1,991	1,300
Total liabilities	160,439	168,986
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 19,035,918 and 19,205,209 shares outstanding)	1,904	1,921
Capital in excess of par value	42,814	36,375
Retained earnings	248,242	252,112
Accumulated other comprehensive loss	(8,662)	(5,500)
Total Unifi, Inc. shareholders’ equity	284,298	284,908
Non-controlling interest	1,435	1,572
Total shareholders’ equity	285,733	286,480
Total liabilities and shareholders’ equity	$446,172	$455,466

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Net sales	$160,617	$172,071	$329,286	$344,971
Cost of sales	142,120	155,380	290,804	310,260
Gross profit	18,497	16,691	38,482	34,711
Selling, general and administrative expenses	11,491	11,532	21,605	22,679
Provision for bad debts	87	73	49	183
Other operating expense, net	1,145	580	2,769	1,161
Operating income	5,774	4,506	14,059	10,688
Interest income	(142)	(144)	(1,356)	(268)
Interest expense	903	1,361	2,155	2,805
Loss on extinguishment of debt	—	114	—	356
Equity in earnings of unconsolidated affiliates	(5,122)	(1,258)	(11,245)	(1,929)
Income before income taxes	10,135	4,433	24,505	9,724
Provision for income taxes	3,924	2,216	9,675	5,449
Net income including non-controlling interest	6,211	2,217	14,830	4,275
Less: net (loss) attributable to non-controlling interest	(232)	(209)	(483)	(445)
Net income attributable to Unifi, Inc.	$6,443	$2,426	$15,313	$4,720

Net income attributable to Unifi, Inc. per common share:
Basic	$0.34	$0.12	$0.80	$0.23
Diluted	$0.32	$0.12	$0.76	$0.23

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Net income including non-controlling interest	$6,211	$2,217	$14,830	$4,275
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,140)	(352)	(3,462)	(664)
Gain on cash flow hedges for an unconsolidated affiliate	—	225	—	1,228
Gain (loss) on cash flow hedges, net of reclassification adjustments	145	159	300	(293)
Other comprehensive (loss) income before income taxes	(2,995)	32	(3,162)	271
Income tax (provision) benefit provided on cash flow hedges	—	(62)	—	116
Other comprehensive (loss) income, net	(2,995)	(30)	(3,162)	387

Comprehensive income including non-controlling interest	3,216	2,187	11,668	4,662
Less: comprehensive (loss) attributable to non-controlling interest	(232)	(209)	(483)	(445)
Comprehensive income attributable to Unifi, Inc.	$3,448	$2,396	$12,151	$5,107

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended December 29, 2013

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity

Balance at June 30, 2013	19,205	$1,921	$36,375	$252,112	$(5,500)	$284,908	$1,572	$286,480
Options exercised	767	77	6,339	—	—	6,416	—	6,416
Stock-based compensation	—	—	1,211	—	—	1,211	—	1,211
Conversion of restricted stock units	31	3	(3)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(771)	(77)	(1,104)	(17,506)	—	(18,687)	—	(18,687)
Common stock tendered to the Company for the exercise of stock options and retired	(134)	(14)	(3,540)	(29)	—	(3,583)	—	(3,583)
Common stock tendered to the Company for withholding tax obligations and retired	(62)	(6)	—	(1,648)	—	(1,654)	—	(1,654)
Excess tax benefit on stock-based compensation plans	—	—	3,536	—	—	3,536	—	3,536
Other comprehensive loss, net	—	—	—	—	(3,162)	(3,162)	—	(3,162)
Contributions from non-controlling interest	—	—	—	—	—	—	346	346
Net income (loss)	—	—	—	15,313	—	15,313	(483)	14,830
Balance at December 29, 2013	19,036	$1,904	$42,814	$248,242	$(8,662)	$284,298	$1,435	$285,733

See accompanying Notes to Condensed Consolidated Financial Statements.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Six Months Ended
	December 29, 2013	December 23, 2012
Cash and cash equivalents at beginning of year	$8,755	$10,886
Operating activities:
Net income including non-controlling interest	14,830	4,275
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(11,245)	(1,929)
Dividends received from unconsolidated affiliates	3,059	2,724
Depreciation and amortization expense	8,625	12,997
Loss on extinguishment of debt	—	356
Non-cash compensation expense	1,611	1,326
Excess tax benefit on stock-based compensation plans	(3,536)	—
Deferred income taxes	25	3,159
Restructuring charges	1,118	—
Other	633	97
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	19,829	10,447
Inventories	(1,609)	5,467
Other current assets and income taxes receivable	684	(784)
Accounts payable and accrued expenses	(17,645)	(12,235)
Income taxes payable	3,137	(1,161)
Other non-current assets	4,714	—
Net cash provided by operating activities	24,230	24,739
Investing activities:
Capital expenditures	(9,431)	(2,872)
Other investments	—	(1,901)
Proceeds from other investments	392	281
Proceeds from sale of assets	268	56
Other	(60)	(55)
Net cash used in investing activities	(8,831)	(4,491)
Financing activities:
Proceeds from revolving credit facility	72,700	28,700
Payments on revolving credit facility	(74,800)	(35,700)
Proceeds from term loan	7,200	—
Payments on term loans	—	(10,516)
Payments of debt financing fees	(3)	(63)
Proceeds from related party term loan	—	1,250
Common stock repurchased and retired under publicly announced program	(18,687)	—
Common stock tendered to the Company for withholding tax obligations and retired	(1,654)	—
Proceeds from stock option exercises	2,833	29
Contributions from non-controlling interest	346	480
Excess tax benefit on stock-based compensation plans	3,536	—
Other	(28)	(39)
Net cash used in financing activities	(8,557)	(15,859)

Effect of exchange rate changes on cash and cash equivalents	(75)	(29)
Net increase in cash and cash equivalents	6,767	4,360
Cash and cash equivalents at end of period	$15,522	$15,246

See accompanying Notes to Condensed Consolidated Financial Statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share amounts)

1. Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “we”, the “Company” or “Unifi”), is a multi-national manufacturing company that processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, sock, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, draw wound, twisted and beamed yarns; each is available in virgin or recycled varieties (made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and covered spandex products.

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

2. Basis of Presentation; Condensed Notes

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. As contemplated by the instructions of the Securities and Exchange Commission to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Form 10-K”).

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

Fiscal Year

The Company’s current fiscal quarter ended on December 29, 2013. The Company’s Brazilian, Colombian and Chinese subsidiaries report on a calendar period basis, with their fiscal quarter ending on December 31, 2013. There were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end for this period. The three months ended December 29, 2013 and the three months ended December 23, 2012 each consisted of thirteen week periods. The six months ended December 29, 2013 and the six months ended December 23, 2012 each consisted of twenty-six week periods.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

4. Acquisition

On December 2, 2013, the Company acquired certain draw wound assets and the associated business from American Drawtech, a division of Dillon Yarn Corporation (“Dillon”), pursuant to the exercise of an option granted to the Company under the terms of a commissioning agreement with Dillon, for $2,934, which amount included accounts payable and an accrued contingent liability.  The assets acquired include Dillon’s draw winding inventory and production machinery and equipment. This acquisition will increase the Company’s polyester production capacity and allow the Company to expand its presence in targeted industrial, belting, hose and thread markets by increasing its product offerings to include mid-tenacity flat yarns. Mr. Mitchel Weinberger, a member of the Board of Directors (the “Board”), is Dillon’s president and chief operating officer. Since the acquisition date, the business has generated $344 in net sales for the Company’s Polyester Segment.

The acquisition has been accounted for as a business combination, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.  The Company concluded that the acquisition did not represent a material business combination. The Company's preliminary estimates of the fair value of the assets acquired, liabilities assumed and consideration transferred are as follows:

Assets:
Inventory	$434
Machinery and equipment	835
Customer list	1,615
Non-compete agreement	50
Total assets	$2,934

Liabilities:
Accounts payable	$434
Contingent consideration	2,500
Total liabilities	$2,934

The preliminary estimate for the contingent consideration liability represents the present value of the expected future payments due to Dillon over the five-year period following the acquisition date.  The payments are equal to one-half of the operating profit of the draw wound business, as calculated using an agreed upon definition. The preliminary assumptions for the contingent consideration liability were based on inputs not observable in the market and represent Level 3 fair value measurements. These estimates will be reviewed each quarter and any adjustment will be recorded through operating income.  The Company estimates that $500 of contingent consideration will be paid to Dillon over the next twelve months and has recorded this amount in accrued expenses, with the remainder of the contingent consideration liability recorded in other long-term liabilities.

The customer list will be amortized over a nine year estimated useful life.  The non-compete agreement will be amortized over the five year term of the agreement.

5. Receivables, Net

Receivables, net consist of the following:

	December 29, 2013	June 30, 2013
Customer receivables	$78,695	$99,324
Allowance for uncollectible accounts	(997)	(972)
Reserves for yarn quality claims	(808)	(893)
Net customer receivables	76,890	97,459
Related party receivables	67	204
Other receivables	579	729
Total receivables, net	$77,536	$98,392

Other receivables consist primarily of receivables for duty drawback, amounts due from customers for returnable packaging, interest, value-added tax and refunds from vendors.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 30, 2013	$(972)	$(893)
Charged to costs and expenses	(49)	(1,034)
Charged to other accounts	15	7
Deductions	9	1,112
Balance at December 29, 2013	$(997)	$(808)

For the allowance for uncollectible accounts, amounts charged to costs and expenses are reflected in the provision for bad debts, and deductions represent amounts written off which were deemed to not be collectible, net of any recoveries. Amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction of net sales, and deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences. Amounts charged to other accounts primarily include the impact of translating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. dollar.

6. Inventories

Inventories consist of the following:

	December 29, 2013	June 30, 2013
Raw materials	$40,090	$42,001
Supplies	5,453	5,286
Work in process	5,990	6,237
Finished goods	60,413	58,179
Gross inventories	111,946	111,703
Inventory reserves	(1,181)	(1,036)
Total inventories	$110,765	$110,667

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories of $32,846 and $31,139 as of December 29, 2013 and June 30, 2013, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consist of the following:

	December 29, 2013	June 30, 2013
Vendor deposits	$2,079	$2,633
Value added taxes receivable	1,055	1,729
Prepaid expenses	1,740	1,376
Other investments	450	166
Other	47	9
Total other current assets	$5,371	$5,913

Vendor deposits primarily relate to down payments made toward the purchase of raw materials by the Company’s U.S., Brazilian and Chinese operations. Value added taxes receivable are recoverable taxes associated with the sales and purchasing activities of the Company’s foreign operations. Prepaid expenses consist of advance payments for insurance, professional fees, membership dues, subscriptions, non-income related tax payments and information technology services.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Other investments relate to cash held by the Company’s Colombian subsidiary within an investment fund of a financial institution located in Colombia that is currently being liquidated. The Company was notified of this liquidation in December 2012 and the Company no longer has immediate access to these funds. The Company has recorded a total of $218 in impairment charges in other operating expense, net since the Company received notification of the liquidation of this investment, all of which was recorded in the fiscal year 2013.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	December 29, 2013	June 30, 2013
Land	$2,909	$2,949
Land improvements	11,676	11,676
Buildings and improvements	145,243	144,833
Assets under capital lease	1,234	1,234
Machinery and equipment	521,030	526,910
Computers, software and office equipment	16,657	16,647
Transportation equipment	4,669	4,866
Construction in progress	7,208	5,691
Gross property, plant and equipment	710,626	714,806
Less: accumulated depreciation	(594,064)	(599,642)
Total property, plant and equipment, net	$116,562	$115,164

Depreciation expense, repair and maintenance expenses and capitalized interest were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Depreciation expense	$3,634	$5,779	$7,455	$11,591
Repair and maintenance expenses	4,286	4,300	8,516	8,665
Capitalized interest	41	—	83	—

9. Intangible Assets, Net

Intangible assets, net consist of the following:

	December 29, 2013	June 30, 2013
Customer lists	$23,615	$22,000
Non-compete agreements	4,293	4,243
Licenses	265	265
Trademarks	316	246
Total intangible assets, gross	28,489	26,754

Accumulated amortization - customer lists	(16,733)	(15,993)
Accumulated amortization - non-compete agreements	(3,052)	(2,895)
Accumulated amortization - licenses	(70)	(55)
Accumulated amortization - trademarks	(85)	(39)
Total accumulated amortization	(19,940)	(18,982)
Total intangible assets, net	$8,549	$7,772

In fiscal year 2007, the Company purchased the texturing operations of Dillon, which are included in the Company’s Polyester Segment. The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition. Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined. The customer list is being amortized in a manner that reflects the expected economic benefit that will be received over its thirteen year life. The Dillon non-compete agreements are amortized using the straight line method over the periods currently covered by the agreements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

On October 6, 2011, the Company acquired a controlling interest in Repreve Renewables, LLC (“Renewables”). The non-compete agreement acquired is being amortized using the straight line method over the five year term of the agreement. The licenses acquired are being amortized using the straight line method over their estimated useful lives of four to eight years.

The Company capitalizes expenses incurred to register certain trademarks for its Repreve and other PVA products in various countries. The Company has determined that these trademarks have varying useful lives of up to three years.

Additions to customer lists and non-compete agreements during the current period relate to the December 2013 acquisition of the draw winding business from Dillon. See “Note 4. Acquisition” for further discussion.

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Customer lists	$370	$451	$740	$901
Non-compete agreements	79	78	157	157
Licenses	7	9	15	19
Trademarks	22	—	46	—
Total amortization expense	$478	$538	$958	$1,077

10. Other Non-Current Assets

Other non-current assets consist of the following:

	December 29, 2013	June 30, 2013
Long-term deposits	$266	$5,050
Debt financing fees	1,908	2,117
Biomass foundation and feedstock	1,841	1,852
Other investments	—	674
Other	495	550
Total other non-current assets	$4,510	$10,243

Long-term deposits consist primarily of vendor deposits. Biomass foundation and feedstock are currently being developed and propagated by Renewables for potential markets in the poultry bedding and bioenergy industries. See “Note 7. Other Current Assets” for further discussion of other investments. Other consists primarily of premiums on a split dollar life insurance policy that represents the value of the Company’s right of return on premiums paid for a retiree owned insurance contract that matures in 2015.

11. Accrued Expenses

Accrued expenses consist of the following:

	December 29, 2013	June 30, 2013
Payroll and fringe benefits	$7,084	$11,676
Utilities	1,966	3,058
Severance	1,377	1,049
Contingent consideration	500	—
Property taxes	102	798
Retiree medical liability	96	106
Interest	118	102
Other	1,274	1,696
Total accrued expenses	$12,517	$18,485

Accrued severance is comprised of the current portion of amounts due under severance agreements between the Company and two of its former executive officers and certain other employees. See “Note 20. Other Operating Expense, Net” for further discussion of severance costs. Contingent consideration is the current portion of the estimated amounts payable to Dillon related to the Company’s December 2013 acquisition of Dillon’s draw winding business. See “Note 4. Acquisition” for further discussion. Other consists primarily of unearned revenues related to returnable packaging, workers compensation and other employee related claims, marketing expenses, freight expenses, rent and other non-income related taxes.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

12. Long-Term Debt

Debt Obligations
The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of an interest rate swap) as well as the applicable current portion of long-term debt:

	Scheduled	Weighted Average Interest Rate as of	Principal Amounts as of
	Maturity Date	December 29, 2013	December 29, 2013	June 30, 2013
ABL Revolver	May 2018	3.1%	$50,400	$52,500
ABL Term Loan	May 2018	3.1%	50,000	42,800
Term loan from unconsolidated affiliate	August 2014	3.0%	1,250	1,250
Capital lease obligation	November 2027	4.6%	1,174	1,203
Total debt			102,824	97,753
Current portion of long-term debt			(1,316)	(65)
Total long-term debt			$101,508	$97,688

ABL Facility

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A. The ABL Facility consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $50,000 term loan (“ABL Term Loan”). In addition, the Company entered into a $30,000 term loan (“Term B Loan”) which was repaid on January 8, 2013. The Company entered into a First Amendment to Credit Agreement on December 27, 2012, a Second Amendment to Credit Agreement on June 25, 2013 and, as discussed below, a Third Amendment to Credit Agreement on January 16, 2014 (the “Third Amendment”). The ABL Facility, as amended, has a maturity date of May 24, 2018.

The ABL Facility is secured by a first-priority security interest in substantially all property and assets of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of first tier controlled foreign corporations) of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof. The ABL Facility is further secured by a first-priority lien on the Company’s limited liability company membership interest in Parkdale America, LLC (“PAL”).

The Credit Agreement includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. Should excess availability under the ABL Revolver fall below the greater of $10,000 or 20% of the maximum revolver amount, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases, unless excess availability is greater than $20,000 for the thirty day period prior to the making of such a distribution (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period).

The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. ABL Revolver borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.75% to 2.25%, or the Base Rate plus an applicable margin of 0.75% to 1.25%, with interest currently being paid on a monthly basis. The applicable margin is based on the average quarterly excess availability under the ABL Revolver. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1.0%. There is also a monthly unused line fee under the ABL Revolver of 0.25% to 0.375% of the unused line amount.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The ABL Term Loan bears interest at LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25%, with interest currently being paid on a monthly basis. ABL Term Loan principal payments (if any) are based on the amount that the outstanding balance of the ABL Term Loan exceeds a calculation of eligible machinery and equipment and eligible real property collateral specific to the ABL Term Loan. Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

Under the terms of the ABL Facility, the Company is required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable rates of interest exceeds $75,000.

As of December 29, 2013, the Company was in compliance with all financial covenants, the excess availability under the ABL Revolver was $28,083, the fixed charge coverage ratio was 5.52 to 1.0 and the Company had $525 of standby letters of credit, none of which have been drawn upon.

Subsequent Event

The Third Amendment, which was entered into on January 16, 2014, among other things: (i) revised the definition of permitted indebtedness to allow the Company to enter into permitted sales and leaseback transactions of equipment in an aggregate amount not to exceed $4,000 per fiscal year; (ii) revised the definition of permitted dispositions to increase the amount of certain asset sales or dispositions from $500 to $4,000 per fiscal year; and (iii) revised the mandatory prepayment provision to increase the amount of net proceeds received from certain permitted dispositions that would be required to prepay the outstanding ABL Facility debt from $500 to $4,000 per fiscal year. No amendment fee was required.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2014 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2014	2015	2016	2017	2018	Thereafter
ABL Revolver	$—	$—	$—	$—	$50,400	$—
ABL Term Loan	—	—	—	—	50,000	—
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Capital lease obligation	30	63	66	69	72	874
Total debt	$30	$1,313	$66	$69	$100,472	$874

Debt Financing Fees

Debt financing fees are classified within other non-current assets and consist of the following:

December 29, 2013
Balance at beginning of year	$2,117
Amounts paid related to debt modification	3
Amortization charged to interest expense	(212)
Balance at end of period	$1,908

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Interest Expense

Interest expense consists of the following:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Interest on ABL Facility	$812	$839	$1,665	$1,740
Interest on Term B Loan	—	317	—	679
Amortization of debt financing fees	105	163	212	329
Marked to market adjustment for interest rate swap	(148)	(73)	(8)	(73)
Reclassification adjustment for interest rate swap	145	92	300	92
Interest capitalized to property, plant and equipment, net	(41)	—	(83)	—
Other	30	23	69	38
Total interest expense	$903	$1,361	$2,155	$2,805

Loss on Extinguishment of Debt

The components of loss on extinguishment of debt consist of the following:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Prepayment call premium and other costs for Term B Loan	$—	$66	$—	$201
Non-cash charges due to write-off of debt financing fees	—	48	—	155
Loss on extinguishment of debt	$—	$114	$—	$356

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 29, 2013	June 30, 2013
Supplemental post-employment plan	$2,822	$2,665
Contingent consideration	2,000	—
Income tax contingencies	1,233	1,275
Derivative instruments	315	324
Severance	—	137
Other	580	652
Total other long-term liabilities	$6,950	$5,053

Contingent consideration represents the long-term portion of contingent payments associated with the Company’s December 2013 acquisition of Dillon’s draw winding business. See “Note 4. Acquisition” for further discussion. Severance represents the long-term portion of monies due under severance agreements with former executive officers of the Company. See “Note 20. Other Operating Expense, Net” for further discussion of these charges. Other includes certain employee related liabilities.

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each employee's account is credited annually based upon a percentage of the participant's base salary, with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of employment. The following table presents the expenses recorded for this plan:

	For the Three Months Ended		For the Six Months Ended
Classification	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Selling general and administrative expenses	$244	$34	$429	$306
Other operating expense, net	57	—	91	—
Total	$301	$34	$520	$306

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

14. Income Taxes

The effective income tax rates for the three month and six month periods ended December 29, 2013 and December 23, 2012 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s effective tax rate for the three month and six month periods ending December 29, 2013 was 38.7% and 39.5%, respectively, and its effective tax rate for the three month and six month periods ending December 23, 2012 was 50.0% and 56.0%, respectively.  The Company’s effective tax rate for each of the periods presented was higher than the U.S. federal statutory rate primarily due to the unfavorable effects of foreign dividends taxed in the U.S., the impact of state taxes, the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, and losses in tax jurisdictions for which no tax benefit could be recognized.

As of December 29, 2013, the Company’s valuation allowance was $17,531 and includes $14,656 related to reserves against certain deferred tax assets for unconsolidated affiliates and foreign tax credit carryforwards, as well as $2,875 for reserves against certain deferred tax assets of the Company’s foreign subsidiaries that are primarily related to net operating loss carryforwards. The Company’s valuation allowance as of June 30, 2013 was $16,690.

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

The Company and its domestic subsidiaries file a consolidated federal income tax return, as well as income tax returns in numerous state and foreign jurisdictions. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. Currently, the Company is subject to examinations for U.S. federal income taxes for tax years 2010 through 2013, for foreign income taxes for tax years 2007 through 2013, and for state and local income taxes for tax years 2003 through 2013. The U.S. federal tax returns and state tax returns filed for the 2010 through 2013 tax years have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

15. Shareholders’ Equity

On January 22, 2013, the Board approved a stock repurchase program to acquire up to $50,000 of the Company’s common stock. Under the repurchase program, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable. As of December 29, 2013, the Company had spent $37,982, excluding brokerage fees, to repurchase shares under this program.

The following table summarizes the Company’s repurchases and retirements of its common stock since the inception of its stock repurchase program.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the Plans or Programs
Fiscal year 2013	1,068	$ 18.08
Fiscal year 2014	771	$ 24.22
Total	1,839	$ 20.66	$ 12,018

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

16. Stock Based Compensation

On October 23, 2013, the Company’s shareholders approved the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan replaced the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”). No additional awards will be granted under the 2008 LTIP; however, prior awards outstanding under the 2008 LTIP remain subject to that plan’s provisions. The 2013 Plan authorized the issuance of 1,000 shares of common stock, subject to certain increases in the event outstanding awards under the 2008 LTIP expire, are forfeited or otherwise terminate unexercised.

Stock options

During the six months ended December 29, 2013 and December 23, 2012, the Company granted stock options to purchase 97 and 138 shares of common stock, respectively, to certain key employees. The stock options vest ratably over the required three year service period. For the six months ended December 29, 2013 and December 23, 2012, the weighted average exercise price of the options granted was $22.31 and $11.15 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $14.66 and $7.28 per share, respectively.

The valuation models used the following assumptions:

	For the Six Months Ended
	December 29, 2013	December 23, 2012
Expected term (years)	7.4	7.5
Interest rate	2.1%	1.0%
Volatility	65.9%	66.9%
Dividend yield	—	—

The Company uses historical data to estimate the expected term, volatility and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

A summary of stock option activity for the six months ended December 29, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	1,541	$8.41
Granted	97	$22.31
Exercised	(767)	$8.36
Forfeited	(33)	$13.69
Expired	—	$—
Outstanding at December 29, 2013	838	$9.85	6.2	$14,809
Vested and expected to vest as of December 29, 2013	833	$9.81	6.2	$14,766
Exercisable at December 29, 2013	626	$7.79	5.4	$12,355

At December 29, 2013, the remaining unrecognized compensation cost related to unvested stock options was $1,269, which is expected to be recognized over a weighted average period of 2.3 years.

For the six month periods ended December 29, 2013 and December 23, 2012, the total intrinsic value of options exercised was $12,521, and $26, respectively. The amount of cash received from the exercise of options was $2,833 and $29 for the six month periods ended December 29, 2013 and December 23, 2012, respectively. During the quarter ended December 29, 2013, the Company received and retired 134 shares of its common stock, with a fair value of $3,583, tendered in lieu of cash for the exercise of stock options. The tax benefit realized from stock options exercised was $4,905 and $2 for the six month periods ended December 29, 2013 and December 23, 2012, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Restricted stock units

During the six months ended December 29, 2013 and December 23, 2012, the Company granted 22 and 32 restricted stock units (“RSUs”), respectively, to certain key employees. The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock. The RSUs vest over a three year period, and will be converted into an equivalent number of shares of stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. If, after the first anniversary of the grant date and prior to the final vesting date, the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the fair value of the awards granted during the six months ended December 29, 2013 and December 23, 2012 to be $22.08 and $11.23 per RSU, respectively.

During the six months ended December 29, 2013 and December 23, 2012, the Company granted 25 and 30 RSUs, respectively, to the Company’s non-employee directors. The RSUs became fully vested on the grant date. The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock. The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan. The Company estimated the fair value of the awards granted during the six months ended December 29, 2013 and December 23, 2012 to be $23.23 and $13.57 per RSU, respectively.

The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date.

A summary of the RSU activity for the six months ended December 29, 2013 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	75	$11.94	112	187	$11.78
Granted	47	$22.68	—	47	$22.68
Vested	(71)	$15.96	71	—	$15.96
Converted	—	$—	(31)	(31)	$12.06
Forfeited	(2)	$22.08	—	(2)	$22.08
Outstanding at December 29, 2013	49	$16.11	152	201	$14.19

At December 29, 2013, the number of RSUs vested and expected to vest was 201, with an aggregate intrinsic value of $5,540. The aggregate intrinsic value of the 152 vested RSUs at December 29, 2013 was $4,186.

The remaining unrecognized compensation cost related to the unvested RSUs at December 29, 2013 is $402, which is expected to be recognized over a weighted average period of 2.4 years.

For the six month periods ended December 29, 2013 and December 23, 2012, the total intrinsic value of RSUs converted was $696 and $114, respectively. The tax benefit realized from the conversion of RSUs was $275 and $45 for the six months ended December 29, 2013 and December 23, 2012, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Stock options	$282	$222	$438	$459
RSUs	670	449	773	561
Total compensation cost	$952	$671	$1,211	$1,020

The total income tax benefit recognized for stock based compensation was $376 and $282 for the six months ended December 29, 2013 and December 23, 2012, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

As of December 29, 2013, a summary of the number of securities currently available for future issuance under equity compensation plans is as follows:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP	—
Less: Service condition options granted	(5)
Less: RSUs granted to non-employee directors	(25)
Available for issuance under the 2013 Plan	970

17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

The Company uses derivative financial instruments, such as foreign currency contracts or interest rate swaps, to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates. The Company does not enter into derivative contracts for speculative purposes.

Foreign currency contracts

The Company enters into foreign currency contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases that are denominated in currencies that are not its functional currency. As of December 29, 2013, the latest maturity date for all outstanding foreign currency contracts is during July 2014. These items are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

Interest rate swap

On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to LIBOR-based variable rate borrowings under the Company’s ABL Revolver and ABL Term Loan. The swap increased to $85,000 in May 2013 and began decreasing $5,000 per quarter in August 2013 and will continue to do so until the balance again reaches $50,000 in February 2015, where it will remain through the life of the instrument. This interest rate swap allows the Company to fix LIBOR at 1.06% and terminates on May 24, 2017.

On November 26, 2012, the Company de-designated this interest rate swap as a cash flow hedge. For the year-to-date period ended December 29, 2013, the Company reclassified pre-tax unrealized losses of $300 from accumulated other comprehensive loss to interest expense; the Company expects to reclassify additional losses of $446 during the next twelve months.

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis, and the level within the fair value hierarchy used to measure these items, are as follows:

As of December 29, 2013	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	MXN	1,500	$114	Accrued expenses	Level 2	$—
Foreign currency contracts	EUR	615	$829	Other current assets	Level 2	$18
Interest rate swap	USD	$75,000	$75,000	Other long-term liabilities	Level 2	$(315)
Contingent consideration (1)				Accrued expenses and other long-term liabilities	Level 3	$(2,500)

As of June 30, 2013	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	MXN	3,800	$295	Other current assets	Level 2	$3
Interest rate swap	USD	$85,000	$85,000	Other long-term liabilities	Level 2	$(324)

(MXN represents the Mexican Peso; EUR represents the Euro)

(1) See “Note 4. Acquisition” for further discussion of contingent consideration.

Estimates of the fair value of the Company’s foreign currency contracts and interest rate swaps are obtained from month-end market quotes for contracts with similar terms.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The effect of marked to market hedging derivative instruments was as follows:

		For the Three Months Ended
Derivatives not designated as hedges	Classification	December 29, 2013	December 23, 2012
Foreign currency contracts	Other operating expense, net	$(16)	$3
Interest rate swap	Interest expense	(148)	(73)
Total (gain) recognized in income		$(164)	$(70)

		For the Six Months Ended
Derivatives not designated as hedges	Classification	December 29, 2013	December 23, 2012
Foreign currency contracts	Other operating expense, net	$(22)	$38
Interest rate swap	Interest expense	(8)	(73)
Total (gain) recognized in income		$(30)	$(35)

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

Since its most recent debt refinancing and modification, the Company believes that there have been no significant changes to its credit risk profile or the interest rates available to the Company for debt issuances with similar terms and average maturities, and the Company estimates that the fair values of its long-term debt obligations approximate their carrying amounts. Other financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate their fair value because of their short-term nature.

Non-Financial Assets and Liabilities

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

18. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss consist of the following:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain On Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(4,568)	$(932)	$(5,500)
Other comprehensive (loss) income, net	(3,462)	300	(3,162)
Balance at December 29, 2013	$(8,030)	$(632)	$(8,662)

Other comprehensive (loss) income for the three months ended December 29, 2013 and December 23, 2012 is provided as follows:

	For the Three Months Ended December 29, 2013
	Pre-tax	Tax	After-tax
Foreign currency translation adjustments	$(3,140)	$—	$(3,140)
Reclassification adjustment for interest rate swap included in net income	145	—	145
Other comprehensive loss, net	$(2,995)	$—	$(2,995)

	For the Three Months Ended December 23, 2012
	Pre-tax	Tax	After-tax
Foreign currency translation adjustments	$(352)	$—	$(352)
Gain on cash flow hedges for an unconsolidated affiliate	225	—	225
Gain on interest rate swaps	67	(26)	41
Reclassification adjustment for interest rate swap included in net income	92	(36)	56
Other comprehensive income (loss), net	$32	$(62)	$(30)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Other comprehensive (loss) income for the six months ended December 29, 2013 and December 23, 2012 is provided as follows:

	For the Six Months Ended December 29, 2013
	Pre-tax	Tax	After-tax
Foreign currency translation adjustments	$(3,462)	$—	$(3,462)
Reclassification adjustment for interest rate swap included in net income	300	—	300
Other comprehensive loss, net	$(3,162)	$—	$(3,162)

	For the Six Months Ended December 23, 2012
	Pre-tax	Tax	After-tax
Foreign currency translation adjustments	$(664)	$—	$(664)
Gain on cash flow hedges for an unconsolidated affiliate	1,228	—	1,228
Loss on interest rate swaps	(385)	152	(233)
Reclassification adjustment for interest rate swap included in net income	92	(36)	56
Other comprehensive income, net	$271	$116	$387

19. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Basic EPS
Net income attributable to Unifi, Inc.	$6,443	$2,426	$15,313	$4,720
Weighted average common shares outstanding	19,136	20,099	19,200	20,095
Basic EPS	$0.34	$0.12	$0.80	$0.23

Diluted EPS
Net income attributable to Unifi, Inc.	$6,443	$2,426	$15,313	$4,720

Weighted average common shares outstanding	19,136	20,099	19,200	20,095
Net potential common share equivalents – stock options and RSUs	758	554	832	509
Adjusted weighted average common shares outstanding	19,894	20,653	20,032	20,604
Diluted EPS	$0.32	$0.12	$0.76	$0.23

As of December 29, 2013 and December 23, 2012, the number of anti-dilutive common share equivalents excluded from the calculation of diluted shares was 91 and 272, respectively, and the number of unvested options that vest upon achievement of certain market conditions excluded from the calculation of diluted shares was 13 and 567, respectively.

The calculation of earnings per common share is based on the weighted average number of the Company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the effect of doing so is anti-dilutive. Common share equivalents where the exercise price is above the average market price are excluded in the calculation of diluted earnings per common share.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

20. Other Operating Expense, Net

The components of other operating expense, net consist of the following:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Operating expenses for Renewables	$580	$519	$1,204	$1,104
Net loss on sale or disposal of assets	299	57	340	79
Foreign currency transaction losses	79	41	173	57
Restructuring charges, net	222	—	1,118	—
Other, net	(35)	(37)	(66)	(79)
Other operating expense, net	$1,145	$580	$2,769	$1,161

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, and administrative costs. Operating expenses for Renewables also includes $80 and $45 of depreciation and amortization expense for the three months ended December 29, 2013 and December 23, 2012, respectively, and $160 and $91 for the six months ended December 29, 2013 and December 23, 2012, respectively.

The components of restructuring charges, net consist of the following:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Severance	$103	$—	$769	$—
Equipment relocation and reinstallation costs	119	—	349	—
Restructuring charges, net	$222	$—	$1,118	$—

Severance

On May 14, 2013, the Company and one of its executive officers entered into a severance agreement that will provide severance and certain other benefits through November 30, 2014. On August 12, 2013, the Company and another of its executive officers entered into a severance agreement that will provide severance and certain other benefits through December 12, 2014. The table below presents changes to accrued severance for the six months ended December 29, 2013:

	Balance June 30, 2013	Charged to expense	Charged to other accounts	Payments	Adjustments	Balance December 29, 2013
Accrued severance	$1,186	769	243	(821)	—	$1,377

Equipment Relocation and Reinstallation Costs

During the first quarter of fiscal year 2014, the Company began the relocation of certain equipment within the Polyester Segment as follows:

●	The Company began to dismantle and relocate certain polyester draw warping equipment from Monroe, North Carolina to a Burlington, North Carolina facility.

●	The Company also began to dismantle and relocate certain polyester texturing and twisting equipment between locations in North Carolina and El Salvador.

The relocation of this equipment was completed during the second quarter of fiscal year 2014. The costs incurred for the relocation of equipment were charged to restructuring expense as incurred.

21. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated. PAL is a limited liability company treated as a partnership for income tax reporting purposes, and PAL’s fiscal year end is the Saturday nearest to December 31. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL has 13 manufacturing facilities located primarily in the southeast region of the U.S. According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 82% of total revenues and 77% of total gross accounts receivable outstanding, with the largest customer accounting for approximately 38% of revenues and 35% of accounts receivable.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton (the “EAP program”). The program offers a subsidy for cotton consumed in domestic production, and the subsidy is paid the month after the eligible cotton is consumed. The subsidy must be used within eighteen months after the marketing year in which it is earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provided a subsidy of four cents per pound through July 31, 2012 and thereafter provides a subsidy of three cents per pound. The Company recognizes its share of PAL’s income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired, with an appropriate allocation methodology considering the dual criteria of the subsidy.

As of December 29, 2013, the Company’s investment in PAL was $97,544 and shown within investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of December 2013	$115,982
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Antitrust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(347)
Investment balance as of December 2013	$97,544

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

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of December 29, 2013, the Company’s open purchase orders related to this agreement were $4,453.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Six Months Ended
	December 29, 2013	December 23, 2012
UNF	$6,243	$6,326
UNF America	11,776	11,311
Total	$18,019	$17,637

As of December 29, 2013 and June 30, 2013, the Company had combined accounts payable due to UNF and UNF America of $3,688 and $2,890, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, and, as the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of December 29, 2013, the Company’s combined investments in UNF and UNF America were $4,018 and are shown within investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Unaudited, condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is presented in the following tables. As PAL is defined as significant, its information is separately disclosed.

	As of December 29, 2013 (Unaudited)
	PAL	Other	Total
Current assets	$272,832	$9,396	$282,228
Noncurrent assets	119,993	3,112	123,105
Current liabilities	45,960	5,483	51,443
Noncurrent liabilities	5,741	—	5,741
Shareholders’ equity and capital accounts	341,124	7,025	348,149

The Company’s portion of undistributed earnings	26,929	1,053	27,982

	As of June 30, 2013 (Unaudited)
	PAL	Other	Total
Current assets	$266,300	$11,343	$277,643
Noncurrent assets	111,061	3,163	114,224
Current liabilities	44,517	4,910	49,427
Noncurrent liabilities	15,609	—	15,609
Shareholders’ equity and capital accounts	317,235	9,596	326,831

	For the Three Months Ended December 29, 2013 (Unaudited)
	PAL	Other	Total
Net sales	$190,629	$9,371	$200,000
Gross profit	16,665	1,199	17,864
Income from operations	13,348	761	14,109
Income to members	14,076	801	14,877
Depreciation and amortization	7,204	25	7,229

Cash received by PAL under EAP program	3,439	—	3,439
Earnings recognized by PAL for EAP program	7,205	—	7,205

Dividends and cash distributions received	—	500	500

As of the end of PAL’s fiscal December 2013 period, PAL’s amount of deferred revenues related to the EAP program was $0.

	For the Three Months Ended December 23, 2012 (Unaudited)
	PAL	Other	Total
Net sales	$169,222	$9,343	$178,565
Gross profit	6,541	1,725	8,266
Income from operations	1,340	1,282	2,622
Income to members	1,847	1,296	3,143
Depreciation and amortization	8,209	25	8,234

Cash received by PAL under EAP program	3,842	—	3,842
Earnings recognized by PAL for EAP program	1,549	—	1,549

Dividends and cash distributions received	—	500	500

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

	For the Six Months Ended December 29, 2013 (Unaudited)
	PAL	Other	Total
Net sales	$413,166	$17,911	$431,077
Gross profit	36,755	2,125	38,880
Income from operations	29,920	1,249	31,169
Income to members	31,416	1,329	32,745
Depreciation and amortization	14,286	50	14,336

Cash received by PAL under EAP program	7,493	—	7,493
Earnings recognized by PAL for EAP program	16,284	—	16,284

Dividends and cash distributions received	2,559	500	3,059

	For the Six Months Ended December 23, 2012 (Unaudited)
	PAL	Other	Total
Net sales	$370,612	$18,185	$388,797
Gross profit	9,489	3,378	12,867
Income from operations	770	2,504	3,274
Income to members	1,885	2,496	4,381
Depreciation and amortization	16,000	50	16,050

Cash received by PAL under EAP program	8,768	—	8,768
Earnings recognized by PAL for EAP program	3,868	—	3,868

Dividends and cash distributions received	2,224	500	2,724

22. Commitments and Contingencies

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. In addition, Renewables leases farm land for use in growing a patented bio-energy crop, FREEDOM® Giant Miscanthus. The Company does not sub-lease any of its leased property.

23. Related Party Transactions

Related party receivables consist of the following:

	December 29, 2013	June 30, 2013
UNF America	$40	$—
Cupron, Inc.	24	6
Dillon Yarn Corporation	3	198
Total related party receivables (included within receivables, net)	$67	$204

Related party payables consist of the following:

	December 29, 2013	June 30, 2013
Dillon Yarn Corporation	$538	$135
Salem Leasing Corporation	328	267
Cupron, Inc.	261	218
American Drawtech Company, Inc.	—	17
Total related party payables (included within accounts payable)	$1,127	$637

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	December 29, 2013	December 23, 2012
Dillon Yarn Corporation	Yarn purchases	$565	$505
Dillon Yarn Corporation	Sales service agreement costs	—	141
Dillon Yarn Corporation	Sales	380	2

Salem Leasing Corporation	Transportation equipment costs	911	744

American Drawtech Company, Inc.	Sales	—	137
American Drawtech Company, Inc.	Yarn purchases	—	(6)

Cupron, Inc.	Sales	131	13
Cupron, Inc.	Yarn purchases	8	—

		For the Six Months Ended
Affiliated Entity	Transaction Type	December 29, 2013	December 23, 2012
Dillon Yarn Corporation	Yarn purchases	$1,452	$1,269
Dillon Yarn Corporation	Sales service agreement costs	—	267
Dillon Yarn Corporation	Sales	1,235	6

Salem Leasing Corporation	Transportation equipment costs	1,826	1,530

American Drawtech Company, Inc.	Sales	—	234
American Drawtech Company, Inc.	Yarn purchases	—	37

Cupron, Inc.	Sales	157	15
Cupron, Inc.	Yarn purchases	8	—

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

During the first six months of fiscal year 2014, the Company repurchased 396 shares of its common stock through open market transactions. Since inception of the Company’s $50,000 stock repurchase program, the Company has repurchased 964 shares of its common stock through open market purchases. Invemed Associates LLC (“Invemed”) provided brokerage services to the Company for the repurchase of these shares. The Company paid a commission of $.02 per share to Invemed. Mr. Kenneth G. Langone, a member of the Company’s Board, is the founder and chairman of Invemed.

On November 1, 2013, the Company purchased 150 shares of the Company’s common stock from Dillon, at a negotiated price of $23.00 per share, for $3,450. The purchase price was equal to an approximately 6% discount to the closing price of the common stock on October 31, 2013. Mr. Mitchel Weinberger, a member of the Company’s Board, is Dillon’s president and chief operating officer.

On December 3, 2013, certain of the Company’s executive officers exercised options to purchase shares of the Company’s common stock under option awards previously granted under a prior long-term incentive compensation plan.  Pursuant to authorization from the Company’s Board, and as part of the Company’s previously announced $50,000 stock repurchase program, the Company repurchased 225 shares of common stock issued in those option exercises at a negotiated price of $25.59 per share (which was equal to the average of the closing trade prices of the Company’s common stock for the 30 days ending December 2, 2013 and represents a 7.1% discount to the $27.56 closing price of the common stock on December 2, 2013).

For a further discussion of the nature of certain related party relationships, see “Note 26. Related Party Transactions” included in the 2013 Form 10-K.

24. Business Segment Information

The Company has three operating segments, which are also its reportable segments. These segments derive revenues as follows:

●

The Polyester Segment manufactures Chip, POY, textured, dyed, twisted, beamed and draw wound yarns, both virgin and recycled, with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive upholstery, home furnishings, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the U.S. and El Salvador.

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

The Company evaluates the operating performance of its segments based upon Segment Adjusted Profit, which is defined as segment gross profit plus segment depreciation and amortization less segment selling, general and administrative (“SG&A”) expenses and plus segment other adjustments. Segment operating profit represents segment net sales less cost of sales, restructuring and other charges and SG&A expenses. The accounting policies for the segments are consistent with the Company’s accounting policies. Intersegment sales are accounted for at current market prices.

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Three Months Ended December 29, 2013
	Polyester	Nylon	International	Total
Net sales	$89,430	$39,800	$31,387	$160,617
Cost of sales	79,633	35,041	27,446	142,120
Gross profit	9,797	4,759	3,941	18,497
Selling, general and administrative expenses	7,068	2,384	2,039	11,491
Restructuring charges	119	—	—	119
Segment operating profit	$2,610	$2,375	$1,902	$6,887

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

	For the Three Months Ended December 23, 2012
	Polyester	Nylon	International	Total
Net sales	$97,322	$39,541	$35,208	$172,071
Cost of sales	88,885	35,525	30,970	155,380
Gross profit	8,437	4,016	4,238	16,691
Selling, general and administrative expenses	7,177	2,466	1,889	11,532
Segment operating profit	$1,260	$1,550	$2,349	$5,159

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	December 29, 2013	December 23, 2012
Polyester	$2,610	$1,260
Nylon	2,375	1,550
International	1,902	2,349
Segment operating profit	6,887	5,159
Provision for bad debts	87	73
Other operating expense, net	1,026	580
Operating income	5,774	4,506
Interest income	(142)	(144)
Interest expense	903	1,361
Loss on extinguishment of debt	—	114
Equity in earnings of unconsolidated affiliates	(5,122)	(1,258)
Income before income taxes	$10,135	$4,433

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Six Months Ended December 29, 2013
	Polyester	Nylon	International	Total
Net sales	$182,992	$79,515	$66,779	$329,286
Cost of sales	162,835	70,062	57,907	290,804
Gross profit	20,157	9,453	8,872	38,482
Selling, general and administrative expenses	13,103	4,434	4,068	21,605
Restructuring charges	349	—	—	349
Segment operating profit	$6,705	$5,019	$4,804	$16,528

	For the Six Months Ended December 23, 2012
	Polyester	Nylon	International	Total
Net sales	$190,358	$79,554	$75,059	$344,971
Cost of sales	173,714	71,468	65,078	310,260
Gross profit	16,644	8,086	9,981	34,711
Selling, general and administrative expenses	13,928	4,802	3,949	22,679
Segment operating profit	$2,716	$3,284	$6,032	$12,032

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Six Months Ended
	December 29, 2013	December 23, 2012
Polyester	$6,705	$2,716
Nylon	5,019	3,284
International	4,804	6,032
Segment operating profit	16,528	12,032
Provision for bad debts	49	183
Other operating expense, net	2,420	1,161
Operating income	14,059	10,688
Interest income	(1,356)	(268)
Interest expense	2,155	2,805
Loss on extinguishment of debt	—	356
Equity in earnings of unconsolidated affiliates	(11,245)	(1,929)
Income before income taxes	$24,505	$9,724

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Polyester	$2,822	$4,697	$5,571	$9,378
Nylon	521	755	1,265	1,513
International	689	820	1,417	1,686
Segment depreciation and amortization expense	4,032	6,272	8,253	12,577
Depreciation and amortization included in other operating expense, net	80	45	160	91
Amortization included in interest expense	105	163	212	329
Depreciation and amortization expense	$4,217	$6,480	$8,625	$12,997

Segment other adjustments for each of the reportable segments consist of the following:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Polyester	$191	$—	$193	$94
Nylon	—	—	(157)	—
International	194	56	254	56
Segment other adjustments	$385	$56	$290	$150

Segment other adjustments may include items such as severance charges, restructuring charges and recoveries, start-up costs, and other adjustments necessary to understand and compare the underlying results of the segment.

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Polyester	$5,742	$5,957	$12,818	$12,188
Nylon	2,896	2,305	6,127	4,797
International	2,785	3,225	6,475	7,774
Segment Adjusted Profit	$11,423	$11,487	$25,420	$24,759

Intersegment sales for each of the reportable segments consist of the following:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Polyester	$87	$348	$92	$969
Nylon	63	52	136	174
International	415	106	514	399
Intersegment sales	$565	$506	$742	$1,542

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(amounts in thousands, except per share amounts)

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Polyester	$2,641	$1,189	$7,033	$1,918
Nylon	856	114	1,427	170
International	227	124	883	289
Segment capital expenditures	3,724	1,427	9,343	2,377
Unallocated corporate capital expenditures	16	354	88	495
Capital expenditures	$3,740	$1,781	$9,431	$2,872

The reconciliations of segment total assets to consolidated total assets are as follows:

	December 29, 2013	June 30, 2013
Polyester	$177,472	$185,190
Nylon	68,465	72,599
International	77,657	84,151
Segment total assets	323,594	341,940
All other current assets	4,796	3,342
Unallocated corporate PP&E	11,542	11,983
All other non-current assets	4,678	4,940
Investments in unconsolidated affiliates	101,562	93,261
Total assets	$446,172	$455,466

Geographic Data:

Geographic information for net sales is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
U.S.	$121,236	$126,202	$244,963	$248,789
Brazil	26,152	28,406	56,464	60,927
All Other Foreign	13,229	17,463	27,859	35,255
Total	$160,617	$172,071	$329,286	$344,971

The information for net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $26,699 and $22,578 for the three months ended December 29, 2013 and December 23, 2012, respectively. Export sales from the Company’s U.S. operations to external customers were $49,955 and $45,563 for the six months ended December 29, 2013 and December 23, 2012, respectively.

Geographic information for long-lived assets is as follows:

	December 29, 2013	June 30, 2013
U.S.	$210,413	$200,958
Brazil	12,277	16,150
All Other Foreign	8,493	8,658
Total	$231,183	$225,766

Long-lived assets are comprised of property, plant and equipment, net, intangible assets, net, investments in unconsolidated affiliates and other non-current assets, excluding other investments.

Geographic information for total assets is as follows:

	December 29, 2013	June 30, 2013
U.S.	$346,974	$346,651
Brazil	66,545	72,735
All Other Foreign	32,653	36,080
Total	$446,172	$455,466

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

26. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 29, 2013	December 23, 2012
Interest, net of capitalized interest	$1,635	$2,576
Income taxes, net of refunds	6,558	4,308

Cash payments for income taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-cash Investing and Financing Activities

During the quarter ended December 29, 2013, the Company received and retired 134 shares of its common stock, with a fair value of $3,583, tendered in lieu of cash for the exercise of 421 employee stock options.

During the quarter ended December 29, 2013, the total fair value of the assets acquired in the December 2013 purchase of Dillon’s draw wound business were $2,934, and the total accounts payable and accrued contingent consideration liabilities assumed related to the acquisition were $2,934.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2013 Form 10-K. Our discussions here focus on our results during, or as of, the second quarter and year-to-date period of fiscal year 2014, and the comparable periods of fiscal year 2013, and, to the extent applicable, any material changes from the information discussed in the 2013 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2013 Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which we discuss in detail under Item 1 of the 2013 Form 10-K. Important factors currently known to management that could cause actual results to differ materially from those forward-looking statements include risks and uncertainties associated with economic conditions in the textile industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the 2013 Form 10-K, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview and Significant General Matters

The Company has focused on its core strategies, which include: continuously improving all operational and business processes; enriching its product mix by growing its higher margin PVA product portfolio and increasing sales of yarns with regional rules of origin requirements; continuing its strategic penetration in global growth markets, such as China, Central America and Brazil; and maintaining its beneficial joint venture relationships. The Company expects to continue its support of these strategies, including possible investments in select strategic growth opportunities related to its core business. Significant highlights for the December 2013 quarter include the following items, each of which is discussed in more detail below:

●

Net income for the second quarter of fiscal year 2014 was $6,443, or $0.34 per basic share, on net sales of $160,617, compared to net income of $2,426 or $0.12 per basic share on net sales of $172,071 for the December 2012 quarter.

●	Gross margins improved as a result of lower depreciation expense and mix enrichment efforts.

●	Earnings from our unconsolidated equity affiliates were $5,122, an improvement of $3,864 over the prior year quarter, primarily attributable to PAL.

●

We repurchased 522 shares of common stock during the December 2013 quarter under our stock repurchase program, and as of December 29, 2013, we have repurchased 1,839 shares at an average per share price of $20.66 since the beginning of the program.

●	Adjusted EBITDA (as defined below) improved to $12,567 for the second quarter versus $12,156 for the prior year second quarter primarily due to improved gross margins.

Results of Operations

Second Quarter of Fiscal Year 2014 Compared to Second Quarter of Fiscal Year 2013

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	December 29, 2013		December 23, 2012
		% of Net Sales		% of Net Sales	% Change
Net sales	$160,617	100.0	$172,071	100.0	(6.7)
Cost of sales	142,120	88.5	155,380	90.3	(8.5)
Gross profit	18,497	11.5	16,691	9.7	10.8
Selling, general and administrative expenses	11,491	7.2	11,532	6.7	(0.4)
Provision for bad debts	87	—	73	—	19.2
Other operating expense, net	1,145	0.7	580	0.4	97.4
Operating income	5,774	3.6	4,506	2.6	28.1
Interest expense, net	761	0.5	1,217	0.7	(37.5)
Loss on extinguishment of debt	—	—	114	—	(100.0)
Equity in earnings of unconsolidated affiliates	(5,122)	(3.2)	(1,258)	(0.7)	307.2
Income before income taxes	10,135	6.3	4,433	2.6	128.6
Provision for income taxes	3,924	2.4	2,216	1.3	77.1
Net income including non-controlling interest	6,211	3.9	2,217	1.3	180.2
Less: net (loss) attributable to non-controlling interest	(232)	(0.1)	(209)	(0.1)	11.0
Net income attributable to Unifi, Inc.	$6,443	4.0	$2,426	1.4	165.6

Consolidated Net Sales

Net sales for the December 2013 quarter decreased by $11,454 or 6.7%, as compared to the prior year December quarter. Consolidated sales volume decreased by 9.8% due to lower volumes in all three reportable segments, partially offset by an increase in consolidated pricing of 3.1%. The decrease in volume in the Polyester and Nylon Segments is primarily attributable to the timing of the holiday shutdown (which negatively impacted the second quarter of the current fiscal year, while primarily affecting the third quarter of the prior fiscal year) and the Company’s decision to exit certain low-margin business, which was partially offset by increased volume from new PVA programs. Improved selling prices due to a shift in product mix towards higher value PVA products partially offset the volume decrease in the Polyester Segment and fully offset the decrease in the Nylon Segment. Net sales declined in the International Segment primarily due to changes in currency translation related to the weakening of the Brazilian Real against the U.S. dollar and lower sales volumes for the Company’s Chinese subsidiary.

Consolidated Gross Profit

Gross profit for the December 2013 quarter increased by $1,806, or 10.8%, as compared to the prior fiscal year December quarter. Gross profit increased in the Polyester and Nylon Segments as a result of lower depreciation expense in the Company’s domestic operations and improved gross margins from mix enrichment efforts, while gross profit decreased for the International Segment primarily due to declines in sales volume and the unfavorable currency translation effects in Brazil.

Polyester Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	December 29, 2013		December 23, 2012
		% of Net Sales		% of Net Sales	% Change
Net sales	$89,430	100.0	$97,322	100.0	(8.1)
Cost of sales	79,633	89.0	88,885	91.3	(10.4)
Gross profit	$9,797	11.0	$8,437	8.7	16.1

The increase in gross profit of $1,360 was a result of lower depreciation expense and improved gross margins caused by increased sales of PVA products, which were partially offset by the adverse effects of an 11.5% decline in sales volume due to the timing of the holiday shutdown, as described above.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 55.7% and 53.0% for the second quarter of fiscal year 2014, compared to 56.6% and 50.5% for the second quarter of fiscal year 2013, respectively.

Nylon Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	December 29, 2013		December 23, 2012
		% of Net Sales		% of Net Sales	% Change
Net sales	$39,800	100.0	$39,541	100.0	0.7
Cost of sales	35,041	88.0	35,525	89.8	(1.4)
Gross profit	$4,759	12.0	$4,016	10.2	18.5

The increase in gross profit of $743 was primarily a result of improved gross margins attributable to sales of new PVA programs, which were partially offset by lower sales volumes. Sales volumes decreased by 2.4% over the prior year quarter primarily due to the impact of timing of the holiday shutdown period on domestic volumes and lower volumes for the Company’s Latin American subsidiary due to decreased sales to one of its major customers.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 24.8% and 25.7% for the second quarter of fiscal year 2014, compared to 23.0% and 24.1% for the second quarter of fiscal year 2013, respectively.

International Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	December 29, 2013		December 23, 2012
		% of Net Sales		% of Net Sales	% Change
Net sales	$31,387	100.0	$35,208	100.0	(10.9)
Cost of sales	27,446	87.4	30,970	88.0	(11.4)
Gross profit	$3,941	12.6	$4,238	12.0	(7.0)

Gross profit for the International Segment decreased $297 from the prior year December quarter primarily as a result of lower gross profit in the Chinese operation and a slight decline in Brazil. Although sales volumes in Brazil were 3% lower than the prior year quarter, net sales and gross profit for Brazil decreased primarily due to negative currency translation effects caused by a weakened Brazilian Real versus the U.S. dollar and an unfavorable change in mix from higher margin manufactured products to lower margin resale products, as competition from low-priced yarn imports and weak market conditions continued to negatively impact Brazil’s results. The Brazilian operation was able to partially offset the negative impact of the loss of certain tax incentives for local producers with sales pricing initiatives and POY import duty reductions implemented by the Brazilian government.

The decrease in gross profit for the Chinese operation from the prior year second quarter was due to lower sales volumes as a result of weak market conditions.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 19.5% and 21.3% for the second quarter of fiscal year 2014, compared to 20.4% and 25.4% for the second quarter of fiscal year 2013, respectively.

Consolidated Selling, General and Administrative Expenses

SG&A expenses declined slightly for the second quarter of fiscal year 2014 when compared to the second quarter of fiscal year 2013. The slight decrease was primarily related to lower sales volume, reductions in consumer marketing and branding expense, professional fees and other administrative expenses, which were partially offset by an increase in deferred compensation.

Consolidated Other Operating Expense, Net

The components of other operating expense, net consist of the following:

	For the Three Months Ended
	December 29, 2013	December 23, 2012
Operating expenses for Renewables	$580	$519
Net loss on sale or disposal of assets	299	57
Restructuring charges, net	222	—
Foreign currency transaction losses	79	41
Other, net	(35)	(37)
Other operating expense, net	$1,145	$580

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, and administrative costs. Operating expenses for Renewables also includes $80 and $45 of depreciation and amortization expense for the three months ended December 29, 2013 and December 23, 2012, respectively.

The components of restructuring charges, net consist of the following:

	For the Three Months Ended
	December 29, 2013	December 23, 2012
Severance	$103	$—
Equipment relocation and reinstallation costs	119	—
Restructuring charges, net	$222	$—

Consolidated Interest Expense, Net

Net interest expense decreased from $1,217 for the second quarter of fiscal year 2013 to $761 for the second quarter of fiscal year 2014. The decline in net interest expense is a result of lower average outstanding debt balances and a lower weighted average interest rate. The weighted average interest rate of the Company’s outstanding debt obligations declined from 4.1% for the December 2012 quarter to 3.4% for the December 2013 quarter.

Consolidated Earnings from Unconsolidated Affiliates

For the December 2013 quarter, the Company generated $10,135 of income before income taxes, of which $5,122 was generated from its investments in unconsolidated affiliates. Equity in earnings from unconsolidated affiliates improved $3,864 versus the prior year period. The Company’s 34% share of PAL’s earnings increased from $655 in the second quarter of fiscal year 2013 to $4,803 in the second quarter of fiscal year 2014, which was primarily due to improved operating margins and the timing of deferred revenue recognition related to cotton rebates under the Farm Bill’s economic adjustment payments (“EAP”) program. The remaining change in earnings from unconsolidated affiliates relates to the decrease in operating results of UNF and UNF America, which was primarily driven by lower gross margins attributable to lower average sales prices and higher unit costs.

Consolidated Income Taxes

The Company’s income tax provision for the quarter ended December 29, 2013 resulted in tax expense of $3,924, with an effective tax rate of 38.7%. The Company’s income tax provision for the quarter ended December 23, 2012 resulted in tax expense of $2,216, with an effective tax rate of 50.0%. The Company’s effective tax rate for each of the periods presented was higher than the U.S. federal statutory rate primarily due to the unfavorable effects of foreign dividends taxed in the U.S., the impact of state taxes, the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, and losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the second quarter of fiscal year 2014 was $6,443, or $0.34 per basic share, compared to $2,426, or $0.12 per basic share, for the prior year fiscal quarter. As discussed above, the Company’s increased profitability was primarily due to improved gross profit in its Polyester and Nylon Segments, higher earnings from its unconsolidated affiliates, and lower net interest expense, which were partially offset by restructuring charges and higher income tax expense.

Year-To-Date Fiscal Year 2014 Compared to Year-To-Date Fiscal Year 2013

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Six Months Ended
	December 29, 2013		December 23, 2012
		% of Net Sales		% of Net Sales	% Change
Net sales	$329,286	100.0	$344,971	100.0	(4.5)
Cost of sales	290,804	88.3	310,260	89.9	(6.3)
Gross profit	38,482	11.7	34,711	10.1	10.9
Selling, general and administrative expenses	21,605	6.6	22,679	6.7	(4.7)
Provision for bad debts	49	—	183	—	(73.2)
Other operating expense, net	2,769	0.8	1,161	0.3	138.5
Operating income	14,059	4.3	10,688	3.1	31.5
Interest expense, net	799	0.3	2,537	0.7	(68.5)
Loss on extinguishment of debt	—	—	356	0.1	(100.0)
Equity in earnings of unconsolidated affiliates	(11,245)	(3.4)	(1,929)	(0.5)	482.9
Income before income taxes	24,505	7.4	9,724	2.8	152.0
Provision for income taxes	9,675	2.9	5,449	1.5	77.6
Net income including non-controlling interest	14,830	4.5	4,275	1.3	246.9
Less: net (loss) attributable to non-controlling interest	(483)	(0.1)	(445)	(0.1)	8.5
Net income attributable to Unifi, Inc.	$15,313	4.6	$4,720	1.4	224.4

Consolidated Net Sales

Net sales for the December 2013 year-to-date period decreased by $15,685, or 4.5%, as compared to the prior year December year-to-date period. Consolidated sales volume decreased 5.2% due to lower sales volumes in the Polyester and International Segments. The volume decrease in the Polyester Segment is attributable to the timing of the holiday shutdown (which negatively impacted the second quarter of the current fiscal year, while primarily affecting the third quarter of the prior fiscal year) and the Company’s decision to exit certain low to negative margin business, which were partially offset by increased volume from new PVA programs. The volume decline in the Polyester Segment was partially offset by an improvement in pricing due to an increase in PVA sales. Net sales decreased in the International Segment primarily due to lower sales volumes for the Company’s Chinese subsidiary and negative currency translation effects due to the weakening of the Brazilian Real against the U.S. dollar. Volume in Brazil was at a consistent level with the prior year comparative period.

Consolidated Gross Profit

Gross profit for the December 2013 year-to-date period increased by $3,771, or 10.9%, as compared to the prior fiscal year period. Gross profit increased primarily as a result of lower depreciation expense and improved margins in the Polyester and Nylon Segments, which were partially offset by lower results in the International Segment as discussed in further detail below.

Polyester Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Six Months Ended
	December 29, 2013		December 23, 2012
		% of Net Sales		% of Net Sales	% Change
Net sales	$182,992	100.0	$190,358	100.0	(3.9)
Cost of sales	162,835	89.0	173,714	91.3	(6.3)
Gross profit	$20,157	11.0	$16,644	8.7	21.1

The increase in gross profit of $3,513 was primarily a result of lower depreciation expense and improved gross margins caused by increased sales of PVA products. Sales volume decreased 5.2% over the prior year year-to-date period primarily due to the timing of the holiday shutdown period, as described above.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 55.6% and 52.4% for the year-to-date period of fiscal year 2014, compared to 55.2% and 47.9% for the year-to-date period of fiscal year 2013, respectively.

Nylon Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Six Months Ended
	December 29, 2013		December 23, 2012
		% of Net Sales		% of Net Sales	% Change
Net sales	$79,515	100.0	$79,554	100.0	—
Cost of sales	70,062	88.1	71,468	89.8	(2.0)
Gross profit	$9,453	11.9	$8,086	10.2	16.9

The increase in gross profit of $1,367 was primarily a result of improved gross margins, lower unit manufacturing costs, lower depreciation expense and a slight increase in sales volume. Despite the impact of the holiday shutdown, sales volume increased 0.4% over the prior year-to-date period primarily due to the success of new PVA programs. These new PVA programs contributed to the improvement in gross margin.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 24.1% and 24.6% for the year-to-date period of fiscal year 2014, compared to 23.1% and 23.3% for the year-to-date period of fiscal year 2013, respectively.

International Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Six Months Ended
	December 29, 2013		December 23, 2012
		% of Net Sales		% of Net Sales	% Change
Net sales	$66,779	100.0	$75,059	100.0	(11.0)
Cost of sales	57,907	86.7	65,078	86.7	(11.0)
Gross profit	$8,872	13.3	$9,981	13.3	(11.1)

Gross profit for the International Segment decreased $1,109 from the prior year-to-date period as a result of lower gross profit in both the Brazilian and Chinese operations. Despite continued competition from low-priced yarn imports and weak market conditions, sales volume for the Brazilian operation was essentially unchanged in the current period when compared to the prior year-to-date period. However, gross profit decreased due to an unfavorable change in mix from higher margin manufactured products to lower margin resale products. Gross profit for the Brazilian operation was also unfavorably impacted by higher unit manufacturing costs due to lower capacity utilization rates and inflation, the loss of certain tax incentives for local producers, and unfavorable currency translation effects caused by a weakened Brazilian Real versus the U.S. dollar. These negative impacts were partially offset by improved gross margins on a local currency basis, as a result of sales price increases and POY import duty reductions implemented by the Brazilian government.

The decrease in gross profit from the prior year-to-date period for the Chinese operation was due to lower sales volumes as a result of soft market conditions, partially offset by higher margins.

International Segment net sales and gross profit, as a percentage of total consolidated amounts were 20.3% and 23.0% for the year-to-date period of fiscal year 2014, compared to 21.7% and 28.8% for the year-to-date period of fiscal year 2013, respectively.

Consolidated Selling, General and Administrative Expenses

SG&A expenses decreased in total and as a percentage of net sales for the year-to-date period of fiscal year 2014 when compared to the year-to-date period of fiscal year 2013. The decrease was primarily related to reductions in consumer marketing and branding expense, professional fees, and lower sales volume, which were partially offset by an increase in deferred compensation.

Consolidated Other Operating Expense, Net

The components of other operating expense, net consist of the following:

	For the Six Months Ended
	December 29, 2013	December 23, 2012
Operating expenses for Renewables	$1,204	$1,104
Restructuring charges, net	1,118	—
Net loss on sale or disposal of assets	340	79
Foreign currency transaction losses	173	57
Other, net	(66)	(79)
Other operating expense, net	$2,769	$1,161

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, and administrative costs. Operating expenses for Renewables also includes $160 and $91 of depreciation and amortization expense for the six months ended December 29, 2013 and December 23, 2012, respectively.

The components of restructuring charges, net consist of the following:

	For the Six Months Ended
	December 29, 2013	December 23, 2012
Severance	$769	$—
Equipment relocation and reinstallation costs	349	—
Restructuring charges, net	$1,118	$—

Consolidated Interest Expense, Net

Net interest expense decreased from $2,537 for the year-to-date period of fiscal year 2013 to $799 for the year-to-date period of fiscal year 2014. The decline in net interest expense is a result of lower average outstanding debt balances and a lower weighted average interest rate, along with interest income of $1,084 in the fiscal year 2014 period related to the settlement of a judicial claim involving the Company’s Brazilian subsidiary. The weighted average interest rate of the Company’s outstanding debt obligations declined from 4.1% for December 2012 year-to-date period to 3.5% for the December 2013 year-to-date period.

Consolidated Earnings from Unconsolidated Affiliates

For the December 2013 year-to-date period, the Company generated $24,505 of income before income taxes, of which $11,245 was generated from its investments in unconsolidated affiliates. Equity in earnings from unconsolidated affiliates improved $9,316 versus the prior year period. The Company’s 34% share of PAL’s earnings increased from $697 in the year-to-date period of fiscal year 2013 to $10,718 in the year-to-date period of fiscal year 2014, primarily due to improved operating margins and an increase in the benefits recognized from the EAP cotton rebate program. The remaining change in earnings from unconsolidated affiliates relates to the decrease in operating results of UNF and UNF America, which was primarily driven by lower gross margins attributable to lower average sales prices and higher unit costs.

Consolidated Income Taxes

The Company’s income tax provision for the six months ended December 29, 2013 resulted in tax expense of $9,675, with an effective tax rate of 39.5%. The Company’s income tax provision for the six months ended December 23, 2012 resulted in tax expense of $5,449, with an effective tax rate of 56.0%. The Company’s effective tax rate for each of the periods presented was higher than the U.S. federal statutory rate primarily due to the unfavorable effects of foreign dividends taxed in the U.S., the impact of state taxes, the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, and losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the year-to-date period of fiscal year 2014 was $15,313, or $0.80 per basic share, compared to $4,720, or $0.23 per basic share, for the prior year-to-date period. As discussed above, the Company’s increased profitability was primarily due to improved gross profit, lower SG&A expenses, higher earnings from its unconsolidated affiliates, and lower net interest expense, which were partially offset by restructuring charges and higher income tax expense.

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

●

Adjusted EBITDA including equity affiliates, which represents EBITDA adjusted to exclude non-cash compensation expense, gains or losses on extinguishment of debt and certain other adjustments. Such other adjustments include operating expenses for Renewables, restructuring charges and start-up costs, gains or losses on sales or disposals of property, plant and equipment, currency and derivative gains or losses, certain employee healthcare expenses, and other operating or non-operating income or expense items necessary to understand and compare the underlying results of the Company;

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

The reconciliations of net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA including equity affiliates and Adjusted EBITDA are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Net income attributable to Unifi, Inc.	$6,443	$2,426	$15,313	$4,720
Provision for income taxes	3,924	2,216	9,675	5,449
Interest expense, net	761	1,217	799	2,537
Depreciation and amortization expense	4,080	6,298	8,349	12,631
EBITDA	15,208	12,157	34,136	25,337

Non-cash compensation expense	1,197	705	1,611	1,326
Loss on extinguishment of debt	—	114	—	356
Other	1,284	438	2,546	891
Adjusted EBITDA including equity affiliates	17,689	13,414	38,293	27,910

Equity in earnings of unconsolidated affiliates	(5,122)	(1,258)	(11,245)	(1,929)
Adjusted EBITDA	$12,567	$12,156	$27,048	$25,981

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Adjusted EBITDA	$12,567	$12,156	$27,048	$25,981
Non-cash compensation expense	(1,197)	(705)	(1,611)	(1,326)
Provision for bad debts	87	73	49	183
Other, net	(34)	(37)	(66)	(79)
Segment Adjusted Profit	$11,423	$11,487	$25,420	$24,759

Segment Adjusted Profit by reportable segment is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Polyester	$5,742	$5,957	$12,818	$12,188
Nylon	2,896	2,305	6,127	4,797
International	2,785	3,225	6,475	7,774
Total Segment Adjusted Profit	$11,423	$11,487	$25,420	$24,759

Liquidity and Capital Resources

Liquidity Summary

The Company’s primary liquidity requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital to meet these requirements are cash generated from operations and borrowings available under its ABL Revolver. For the first six months of fiscal year 2014, cash generated from operations was $24,230, and at December 29, 2013, excess availability under the ABL Revolver was $28,083. The Company believes that its existing cash balances, cash provided by operating activities and borrowings available under the ABL Revolver will enable the Company to comply with the terms of its indebtedness and meet its current and reasonably foreseeable liquidity requirements, both domestically and for its foreign operations.

As of December 29, 2013, all of the Company’s debt obligations, with the exception of a term loan from one of the Company’s unconsolidated affiliates, were guaranteed by its domestic subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries. For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of December 29, 2013:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$869	$8,648	$6,005	$15,522
Borrowings available under ABL Revolver	28,083	—	—	28,083
Liquidity	$28,952	$8,648	$6,005	$43,605

Working capital	$94,191	$48,219	$19,999	$162,409
Total debt obligations	$101,574	$—	$1,250	$102,824

As of December 29, 2013, all cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested.  The Company has plans to repatriate $21,476 of future cash flows generated from its operations in Brazil and has a deferred tax liability of $7,517 to reflect the additional income tax that would be due as a result of these plans. As of December 29, 2013, $63,997 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings.

Working Capital

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	December 29, 2013	June 30, 2013
Receivables, net	$77,536	$98,392
Inventories	110,765	110,667
Accounts payable	(35,740)	(45,544)
Accrued expenses (1)	(12,399)	(18,383)
Adjusted Working Capital	140,162	145,132
Cash and cash equivalents	15,522	8,755
Other current assets	8,576	9,016
Accrued interest	(118)	(102)
Other current liabilities	(1,733)	(916)
Working capital	$162,409	$161,885
(1)	Excludes accrued interest

Adjusted Working Capital decreased due to lower receivables, partially offset by decreases in accounts payable and accrued expenses. The decrease in accounts receivable is a result of lower sales primarily due to the timing of the holiday shutdown and the negative currency translation effects due to the weakening of the Brazilian Real against the U.S. dollar. The decrease in accounts payable is a result of reduced purchasing activity leading up to the holiday shutdown and the timing of vendor payments. The decrease in accrued expenses is due to the payment of variable compensation and property tax amounts, lower utility accruals and a reduction in accrued wages and salaries due to the timing of the holiday shutdown. Working capital increased from $161,885 as of June 30, 2013 to $162,409 as of December 29, 2013 due primarily to the increase in cash and cash equivalents net of the aforementioned change in Adjusted Working Capital.

Capital Expenditures

In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures. During the first six months of fiscal year 2014, the Company spent $9,431 on capital expenditures, and the Company estimates its capital expenditure requirements to be approximately $17,000 for the full fiscal year. The current year’s capital expenditures are focused primarily on improving the Company’s manufacturing flexibility and capability to produce PVA products, adding to the capacity and efficiency of the Company’s Yadkinville texturing facility and increasing the capacity of the recycling facility. The Company may incur additional capital expenditures as it pursues new opportunities to expand its production capabilities, further streamline its manufacturing processes or make investments in strategic growth opportunities.

Debt Obligations

The following table presents the balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of an interest rate swap) as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of December 29, 2013	December 29, 2013	June 30, 2013
ABL Revolver	May 2018	3.1%	$50,400	$52,500
ABL Term Loan	May 2018	3.1%	50,000	42,800
Term loan from unconsolidated affiliate	August 2014	3.0%	1,250	1,250
Capital lease obligation	November 2027	4.6%	1,174	1,203
Total debt			102,824	97,753
Current portion of long-term debt			(1,316)	(65)
Total long-term debt			$101,508	$97,688

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2014 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2014	2015	2016	2017	2018	Thereafter
ABL Revolver	$—	$—	$—	$—	$50,400	$—
ABL Term Loan	—	—	—	—	50,000	—
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Capital lease obligation	30	63	66	69	72	874
Total	$30	$1,313	$66	$69	$100,472	$874

Other than the scheduled maturities of debt required under its existing debt obligations, if any, the Company may, from time to time, elect to repay additional amounts borrowed under the ABL Facility. These optional repayments of debt may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Further discussion of the terms and conditions of the Company’s existing indebtedness is provided in “Note 12. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Stock Repurchase Program

Under its previously announced stock repurchase program, the Company is authorized to repurchase up to $50,000 of its common stock through open market purchases or privately negotiated transactions in such manner and at such times and prices as are determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors.  The repurchase program has no stated expiration or termination date; there is no time limit or specific time frame otherwise for repurchases; and the Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.  As of December 29, 2013, the Company had repurchased 1,839 shares for $37,982, excluding brokerage fees, at an average cost per share of $20.66 since the inception of the program in January 2013.

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Six Months Ended
	December 29, 2013	December 23, 2012
Cash receipts:
Receipts from customers	$349,028	$355,198
Dividends from unconsolidated affiliates	3,059	2,724
Other receipts	6,329	308

Cash payments:
Payments to suppliers and other operating costs	263,166	270,375
Payments for salaries, wages and benefits	61,569	55,240
Payments for restructuring and severance	1,170	—
Payments for interest	1,718	2,576
Payments for taxes	6,558	4,308
Other	5	992
	$24,230	$24,739

The decline in receipts from customers is due to lower sales as a result of lower volumes and the negative effects of currency translation due to the weakening of the Brazilian Real against the U.S. dollar, which were partially offset by sales mix improvements. Other receipts include the refund of a judicial deposit of $1,805 (plus related interest income of $1,084) made to the Company’s Brazilian subsidiary due to the settlement of a judicial claim; the refund of a deposit with a domestic utility company of $3,000 plus associated interest income of $141; and other interest income and miscellaneous items. The decrease in payments to suppliers and other operating costs is primarily a result of lower sales and production volumes. The increase in payments for salaries, wages and benefits is primarily due to inflationary increases and higher variable compensation, which were offset by savings related to the termination of employment of two former executive officers. Payments for restructuring and severance primarily relate to the relocation of certain machinery in the U.S. and El Salvador and payments due to two former executive officers. The decline in payments for interest was due to both a lower average outstanding debt balance and a lower weighted average interest rate. The Company’s payments for taxes increased primarily due to increased domestic profitability.

Cash Used in Investing Activities and Financing Activities

The Company utilized $8,831 for net investing activities and utilized $8,557 for net financing activities during the six months ended December 29, 2013. Significant expenditures for investing activities include $9,431 for capital expenditures, which primarily relate to improving the Company’s manufacturing flexibility and capability to produce PVA products, adding to the capacity and efficiency of the Company’s Yadkinville texturing facility and increasing the capacity of the recycling facility. Significant financing activities include cash payments of $18,687 for the repurchases of Company stock made under its previously announced repurchase program, which were partially offset by $5,100 from net cash proceeds on the ABL Facility and $2,833 of proceeds received from stock option exercises.

Contractual Obligations

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. As of December 29, 2013, there have been no material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the 2013 Form 10-K, other than any liabilities assumed as part of the Company’s December 2013 Dillon acquisition. See “Note 4. Acquisition” to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  The Company has borrowings under its ABL Revolver and ABL Term Loan that total $100,400 and contain variable rates of interest; however, the Company hedges a significant portion of this interest rate variability using an interest rate swap.  As of December 29, 2013, after considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of December 29, 2013 would result in an increase of $127 in annual cash interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency contracts to hedge this exposure. For certain foreign currency denominated sales transactions, the Company may hedge all or a portion of the sales value of these orders by using currency contracts. The maturity dates of the currency contracts are intended to match the anticipated collection dates of the receivables. The Company may also enter into currency contracts to hedge its exposure for certain equipment or inventory purchase commitments which are denominated in foreign currencies. As of December 29, 2013, the Company does not have a significant amount of exposure related to any foreign currency contracts, and the latest maturity date for any such contract is in July 2014.

As of December 29, 2013, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 18% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of December 29, 2013, $14,309 of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $1,377 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of December 29, 2013 is provided in “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Raw Material and Commodity Risks

The prices for the Company’s raw materials and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  The Company does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that the Company uses throughout all of its operations are generally based on U.S. dollar pricing; and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.

Other Risks

The Company is also exposed to political risk, including changing laws and regulations governing international trade such as quotas, tariffs and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 29, 2013, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the Company’s second quarter of fiscal year 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended December 29, 2013, including those purchases that were made under its previously announced stock repurchase program for up to an aggregate of $50,000 of common stock. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame for repurchases.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

9/30/13 – 10/29/13	—	$—	—	$24,933
10/30/13 – 11/29/13	283	$23.92	283	18,165
11/30/13 – 12/29/13	435	$26.13	239	12,018
Total	718	$25.26	522

(1)

Includes 134 common shares tendered to the Company as payment for the exercise of stock options and subsequently retired and 62 common shares tendered to the Company to satisfy tax withholding obligations in connection with the stock option exercises and subsequently retired.

Repurchases are subject to applicable limitations and requirements set forth in the ABL Facility. For additional information, including information regarding limitations on payment of dividends and share repurchases, see “Note 12. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

3.1(ii)

Restated By-laws of Unifi, Inc. (as amended on December 20, 2007 and corrected on July 24, 2013) (incorporated by reference to Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Reg. No. 001-10542)).

10.1+

Second Amendment to Yarn Purchase Agreement between Hanesbrands Inc. and Unifi Manufacturing, Inc. dated as of November 21, 2013 (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

10.2

Form of Restricted Stock Unit Agreement for Non-Employee Directors, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.3+	Form of Restricted Stock Unit Agreement for Employees, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan.

10.4+	Form of Incentive Stock Option Agreement, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan.

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the period ended December 29, 2013, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: February 7, 2014	By:	/s/ JAMES M. OTTERBERG
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

3.1(ii)

Restated By-laws of Unifi, Inc. (as amended on December 20, 2007 and corrected on July 24, 2013) (incorporated by reference to Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Reg. No. 001-10542)).

10.1+

Second Amendment to Yarn Purchase Agreement between Hanesbrands Inc. and Unifi Manufacturing, Inc. dated as of November 21, 2013 (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

10.2

Form of Restricted Stock Unit Agreement for Non-Employee Directors, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.3+	Form of Restricted Stock Unit Agreement for Employees, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan.

10.4+	Form of Incentive Stock Option Agreement, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan.

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the period ended December 29, 2013, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith