Form 10-K/A
period 2013-06-30
UNIFI INC
filed 2014-03-27
CIK 100726

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., held on October 23, 2013, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

Amendment No. 1

Explanatory Note

Unifi, Inc. (the “Company” or the “Registrant”) is filing this Form 10-K/A to amend Item 15 of its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended June 30, 2013 in order to, pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, include the financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which the Company holds a 34% equity ownership interest.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.

PAL met the significant subsidiary test described above for the Company’s fiscal years ending June 30, 2013, June 24, 2012 and June 26, 2011 and the Company has included in this Form 10-K/A the required audited financial statements for PAL’s corresponding fiscal years ending December 28, 2013, December 29, 2012 and December 31, 2011. The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

Item 15 is also being amended by this Form 10-K/A to include reference to the PAL financial statements and the related report of PricewaterhouseCoopers LLP, PAL’s independent accountants (“PwC”), and to file PwC’s consent of independent accountants related to its opinion contained in this filing and certifications of officers of the Company under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Form 10-K/A does not otherwise update or amend any other items or disclosures as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the original filing of the Form 10-K. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

	2.	Financial Statement Schedules

		Parkdale America, LLC Financial Statements as of December 28, 2013 and December 29, 2012 and for PAL’s fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011.

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

3.1(ii) +	Restated By-laws of Unifi, Inc. (as amended on December 20, 2007 and corrected on July 24, 2013).

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

21.1+	List of Subsidiaries.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2++	Consent of PricewaterhouseCoopers LLP, Independent Accountants to Parkdale America, LLC.

31.1++	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2++	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+ Previously filed.

++ Filed herewith.

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

Unifi, Inc.

Date: March 27, 2014	By:	/s/ JAMES M. OTTERBERG
James M. Otterberg Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer)

Parkdale America, LLC (A Limited Liability Company) Financial Statements As of December 28, 2013 and December 29, 2012, and for the three years ended December 28, 2013

Parkdale America, LLC

(A Limited Liability Company)

Index

December 28, 2013, December 29, 2012 and December 31, 2011

Pages(s)

Independent Auditor’s Report	10

Financial Statements

Balance Sheets	11

Statements of Operations	12

Statements of Comprehensive Income	13

Statements of Members’ Equity	14

Statements of Cash Flows	15

Notes to Financial Statements	16-25

Independent Auditor’s Report

To the Board of Members of
Parkdale America, LLC

We have audited the accompanying financial statements of Parkdale America, LLC, which comprise the balance sheets as of December 28, 2013 and December 29, 2012 and the related statements of operations, comprehensive income, members’ equity and cash flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011.

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

Opinion

In our opinion, the financial statements, referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC at December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Charlotte, NC

March 25, 2014

Parkdale America, LLC

(A Limited Liability Company)

Balance Sheets

December 28, 2013 and December 29, 2012

	2013	2012

Assets
Current assets
Cash and cash equivalents	$52,724,000	$30,371,000
Trade accounts receivable (less allowance of $1,565,000 and $769,000 in 2013 and 2012, respectively)	106,038,000	91,530,000
Other receivables	5,718,000	4,268,000
Due from affiliates	146,000	69,000
Inventories	106,465,000	108,723,000
Prepaid expenses and other assets	149,000	84,000
Derivative assets	6,375,000	4,842,000
Total current assets	277,615,000	239,887,000
Property, plant and equipment, net	110,769,000	109,061,000
Investment in joint venture	8,744,000	8,585,000
Deferred financing costs, net	844,000	603,000
Other noncurrent assets	12,000	251,000
Total assets	$397,984,000	$358,387,000
Liabilities and Members' Equity
Current liabilities
Trade accounts payable	$30,862,000	$30,138,000
Accrued expenses	10,202,000	10,198,000
Due to affiliates	4,784,000	2,889,000
Due to broker	2,729,000	96,000
Derivative liabilities	2,917,000	2,301,000
Total current liabilities	51,494,000	45,622,000
Other long-term liabilities	2,115,000	1,429,000
Deferred revenue	4,310,000	11,460,000
Total liabilities	57,919,000	58,511,000
Commitments and contingencies (Note 12)
Members' equity	340,065,000	299,876,000
Total liabilities and members' equity	$397,984,000	$358,387,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC

(A Limited Liability Company)

Statements of Operations

Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

	2013	2012	2011

Net sales	$827,735,000	$816,860,000	$1,304,911,000
Cost of goods sold	755,051,000	757,909,000	1,241,182,000
Gross profit	72,684,000	58,951,000	63,729,000
General and administrative expenses	15,699,000	13,513,000	12,685,000
Impairment of property, plant and equipment	-	-	726,000
(Gain) loss on disposals of property, plant and equipment	(395,000)	(470,000)	90,000
Income from operations	57,380,000	45,908,000	50,228,000
Interest expense	726,000	874,000	3,449,000
Interest income	(113,000)	(96,000)	(33,000)
(Earnings) loss from investment in joint venture	(660,000)	136,000	(335,000)
Gain on foreign exchange contracts	(349,000)	-	-
Other (income) expense, net	(10,000)	985,000	936,000
Net income	$57,786,000	$44,009,000	$46,211,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC

(A Limited Liability Company)

Statements of Comprehensive Income

Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

	2013	2012	2011

Net income	$57,786,000	$44,009,000	$46,211,000
Other comprehensive (loss) income:
Impact to net income for cash flow hedges	(694,000)	11,959,000	(30,493,000)
Change in unrealized gain (loss) on cash flow hedges	652,000	(9,638,000)	5,180,000
Other comprehensive (loss) income	(42,000)	2,321,000	(25,313,000)
Comprehensive income	$57,744,000	$46,330,000	$20,898,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC

(A Limited Liability Company)

Statements of Members’ Equity

Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

	Accumulated Other Comprehensive Income	Members’ Equity	Total Members’ Equity

Balance at January 1, 2011	$23,034,000	$273,186,000	$296,220,000
Net income	-	46,211,000	46,211,000
Changes related to derivative instruments	(25,313,000)	-	(25,313,000)
Dividends paid	-	(11,685,000)	(11,685,000)
Balance at December 31, 2011	(2,279,000)	307,712,000	305,433,000
Net income	-	44,009,000	44,009,000
Changes related to derivative instruments	2,321,000	-	2,321,000
Dividends paid	-	(51,887,000)	(51,887,000)
Balance at December 29, 2012	42,000	299,834,000	299,876,000
Net income	-	57,786,000	57,786,000
Changes related to derivative instruments	(42,000)	-	(42,000)
Dividends paid	-	(17,555,000)	(17,555,000)
Balance at December 28, 2013	$-	$340,065,000	$340,065,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC

(A Limited Liability Company)

Statements of Cash Flows

Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

	2013	2012	2011

Cash flows from operating activities
Net income	$57,786,000	$44,009,000	$46,211,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	26,742,000	30,671,000	34,926,000
Amortization of deferred financing costs	697,000	411,000	364,000
(Gain) loss on disposals of property, plant and equipment	(395,000)	(470,000)	90,000
Impairment of property, plant and equipment	-	-	726,000
Net change in derivative instruments	1,674,000	1,939,000	(21,358,000)
Dividends received from joint venture	501,000	400,000	-
(Earnings) loss from investment in joint venture	(660,000)	136,000	(335,000)
Changes in operating assets and liabilities
Trade accounts receivable, net	(14,508,000)	49,118,000	(30,450,000)
Other receivables	(1,450,000)	(1,622,000)	3,600,000
Due to/from affiliates, net	1,818,000	(1,193,000)	(922,000)
Inventories	2,258,000	33,221,000	(26,412,000)
Prepaid expenses and other assets	(65,000)	(63,000)	(18,000)
Other noncurrent assets	239,000	85,000	74,000
Trade accounts payable	(139,000)	(2,097,000)	(30,207,000)
Accrued expenses	4,000	835,000	2,975,000
Other long-term liabilities	686,000	138,000	29,000
Deferred revenue	(7,150,000)	2,830,000	(2,089,000)
Net cash provided by (used in) operating activities	68,038,000	158,348,000	(22,796,000)
Cash flows from investing activities
Purchases of property, plant and equipment	(27,774,000)	(9,285,000)	(16,733,000)
Proceeds from disposal of property, plant and equipment	582,000	872,000	51,000
Net cash used in investing activities	(27,192,000)	(8,413,000)	(16,682,000)
Cash flows from financing activities
Proceeds from revolving line of credit	-	-	55,000,000
Repayments on revolving line of credit	-	(100,000,000)	-
Payment of deferred financing costs	(938,000)	-	(880,000)
Dividends paid	(17,555,000)	(51,887,000)	(11,685,000)
Net cash (used in) provided by financing activities	(18,493,000)	(151,887,000)	42,435,000
Net increase (decrease) in cash and cash equivalents	22,353,000	(1,952,000)	2,957,000
Cash and cash equivalents
Beginning of year	30,371,000	32,323,000	29,366,000
End of year	$52,724,000	$30,371,000	$32,323,000
Supplemental disclosures of cash flow information
Cash paid during the year for interest	$28,000	$1,218,000	$2,449,000
Accrued purchases of property, plant and equipment	947,000	84,000	349,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

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

Operations

The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic. As of December 28, 2013, the Company has 13 manufacturing facilities located primarily in the southeast region of the United States of America.

Fiscal Year

The Company’s fiscal year end is the Saturday nearest to December 31. The Company’s fiscal years 2013, 2012, and 2011 ended on December 28, 2013, December 29, 2012, and December 31, 2011, respectively, and contained 52 weeks.

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

Revenue Recognition

The Company recognizes revenues upon shipment of goods, when persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability is reasonably assured. Revenue for product sales is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made. Product sales are typically under the terms of free on board shipping point. As such, title to the product passes when the product is delivered to the freight carrier. Revenue is recorded net of sales returns and allowances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. The Company maintains cash deposits with major banks that may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable is due from companies in the textile and apparel markets located primarily throughout North America. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Allowances provided for doubtful accounts were $1,565,000 and $769,000 for the years ended December 28, 2013 and December 29, 2012, respectively.

Sales to five customers accounted for approximately 74%, 82%, and 80% of total sales during fiscal years 2013, 2012, and 2011, respectively. As of December 28, 2013 and December 29, 2012, accounts receivable from five customers composed 78% and 77%, respectively, of total gross accounts receivable outstanding.

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

Level 1 – Observable inputs, such as quoted prices in active markets

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s derivative instruments represent the only balances which are measured at fair value on a recurring basis. The fair value of derivative instruments is based primarily on either quoted prices in active markets (Level 1 for cotton futures contracts) or based on market observable inputs (Level 2 for cotton purchase agreements). See Note 8 for separate disclosure of derivatives measured at fair value.

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

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Property, Plant, and Equipment

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

In fiscal year 2011, the Company recorded impairment charges of approximately $726,000 related to closed facilities whose carrying value was greater than their estimated fair value. In fiscal years 2013 and 2012, no impairment charges were recorded.

Economic Assistance Program

During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton. A cotton subsidy is paid to manufacturers for cotton consumed in domestic production. The subsidy must be used within 18 months after the marketing year earned to purchase qualifying capital expenditures in the United States for production of goods from upland cotton. The marketing year is from August 1 to July 31. During the period beginning on August 1, 2008, and ending on July 31, 2012, the value of the assistance was four cents per pound of consumed cotton. Effective August 1, 2012, the value of the assistance decreased to three cents per pound of consumed cotton.

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired. The Company recognized income of $21,087,000, $14,716,000, and $25,112,000 for the cotton consumption portion of the subsidy earned during the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, as a reduction to cost of goods sold in the accompanying statements of operations. The Company records the portion of the cotton subsidy deemed to be associated with the qualifying capital expenditures as a reduction of the equipment cost. The portion of the subsidy earned associated with the qualifying capital expenditures for 2013 and 2012 was $963,000 and $321,000, respectively. This amount was capitalized and is amortized over the nine year useful life on a double declining methodology, consistent with the useful life of the assets acquired.

The Company had receivables totaling $4,081,000 and $2,506,000 related to the subsidy program as of December 28, 2013 and December 29, 2012, respectively, which is included as a component of other receivables on the accompanying balance sheets. Deferred income is classified as a long-term liability, consistent with the terms of the government program and uncertainty around the timing of qualifying asset purchases. There was no deferred income recorded as of December 28, 2013. As of December 29, 2012, the Company had $4,990,000 of deferred income related to this program.

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Shipping Costs

The costs to ship products to customers of approximately $17,873,000, $15,397,000, and $19,120,000 during the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, are included as a component of cost of goods sold in the accompanying statements of operations.

2.         Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories as of December 28, 2013 and December 29, 2012, consist of the following:

	2013	2012

Cotton and synthetics	$55,766,000	$61,137,000
Yarn in process	7,994,000	6,446,000
Finished yarn	42,659,000	42,714,000
Supplies	939,000	992,000
	107,358,000	111,289,000
Less: Valuation allowance	(893,000)	(2,566,000)
	$106,465,000	$108,723,000

3.         Property, Plant and Equipment, Net

A summary of property, plant, and equipment as of December 28, 2013 and December 29, 2012, is as follows:

	Useful Lives in Years			2013	2012

Land and land improvements		15		$9,686,000	$9,643,000
Buildings	15	-	39	82,267,000	81,435,000
Machinery and equipment	5	-	9	449,700,000	444,449,000
Office furniture and fixtures	3	-	7	14,921,000	14,877,000
				556,574,000	550,404,000
Less: Accumulated depreciation				(466,634,000)	(442,037,000)
Construction in progress				20,829,000	694,000
Property, plant and equipment, net				$110,769,000	$109,061,000

Depreciation expense for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, was $26,742,000, $30,671,000, and $34,926,000, respectively.

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

4.         Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax reporting purposes. As a result, the Company’s results of operations are included in the income tax returns of its individual members. Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.

5.         Deferred Revenue

In connection with a 2009 business combination, the Company received equipment from Hanesbrands, Inc. in 2010 having a fair value of $12,111,000. This equipment was contributed to the Company by Hanesbrands, Inc. in connection with a vendor managed inventory program between the Company and Hanesbrands, Inc. The Company recorded the equipment received at its fair value at the date acquired, and recorded deferred revenue which is being amortized over the life of the yarn supply agreement. The remaining deferred revenue related to this agreement was $3,831,000 at December 28, 2013 and $5,920,000 at December 29, 2012.

6.         Deferred Financing Costs

The Company capitalized financing costs of $938,000 in 2013 related to a new revolving credit facility (see Note 7). No costs were capitalized during 2012. These new costs are being amortized on a straight-line basis over the term of the debt agreement, which matures on June 28, 2018. Amortization was $299,000, $411,000, and $364,000 for fiscal years 2013, 2012, and 2011, respectively, and is included as a component of interest expense in the accompanying statements of operations. In addition, deferred financing costs of $398,000 were written off in 2013 related to the extinguished credit facility, which are also included in interest expense.

Estimated amortization expense for the next five years and thereafter as of December 28, 2013, is summarized as follows:

Fiscal Years
2014	$190,000
2015	188,000
2016	188,000
2017	188,000
2018	90,000

7.         Long-Term Debt

On June 28, 2013, the Company entered into a $175,000,000 revolving credit facility with its parent Company, having a maturity date of June 28, 2018. At the Company’s option, borrowings under the facility may be maintained as (1) “Base Rate” loans or (2) “Eurodollar” (LIBOR) loans, plus applicable margins ranging from 0.00% to 2.49%. The agreement includes customary covenants that require the Company to maintain a minimum fixed-charge coverage ratio and restrict its leverage ratio. The Company was in compliance with these covenants as of December 28, 2013. There were no outstanding borrowings on the credit facility as of December 28, 2013.

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Previously, the Company had a line of credit with a group of banks with a borrowing capacity of $200,000,000. The Company terminated that facility during June 2013. There were no borrowings outstanding under that facility at December 29, 2012.

8.         Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative is recorded in accumulated other comprehensive income or loss and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in earnings as they occur.

The Company is subject to price risk related to anticipated fixed-price yarn sales. In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company may enter into cotton futures to manage changes in raw materials prices in order to protect the gross margin of fixed-price yarn sales. The changes related to these cotton futures are reflected as an operating activity in the accompanying statement of cash flows. As of December 28, 2013 and December 29, 2012, the Company has recorded these instruments at their fair value of $729,000 and $2,445,000, respectively, in the accompanying balance sheets.

	Balance Sheet Location	Fair Value December 28, 2013	Fair Value December 29, 2012

Derivative assets, commodity contracts
Hedges	Derivative assets	$-	$889,000
Nonhedges	Derivative assets	6,375,000	3,953,000
Total derivative assets		6,375,000	4,842,000
Derivative liabilities, commodity contracts
Hedges	Derivative liabilities	-	(195,000)
Nonhedges	Derivative liabilities	(2,917,000)	(2,106,000)
Total derivative liability		(2,917,000)	(2,301,000)
(Due to) due from broker		(2,729,000)	(96,000)
Net derivative asset		$729,000	$2,445,000

The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. The fair value of the derivative instruments are classified as current assets and liabilities as of December 28, 2013 and December 29, 2012. The Company did not have any assets or liabilities classified as Level 3 at December 28, 2013 or December 29, 2012.

During the first quarter of 2013, the Company elected to discontinue designating futures contracts as cash flow hedges. The amount remaining in accumulated other comprehensive income was released over time based on when the sale occurred or ineffectiveness occurred. As of December 28, 2013, there were no unrealized gains or losses recorded in members’ equity. As of December 29, 2012, the Company had net unrealized gains on futures contracts designated as cash flow hedges of $42,000 recorded in members’ equity.

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

	Amount of Gain in Members' Equity Related to Cash Flow Hedging Derivatives			Amount of (Loss) Gain in Statement of Operations Related to Derivative Instruments
	2013	2012		2013	2012	2011

Commodity contracts	$-	$42,000	Cost of goods sold	$(2,154,000)	$10,464,000	$30,196,000

The Company enters into forward contracts for certain cotton purchases, which qualify as derivative instruments. However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption. Therefore, the derivative accounting requirements are not applicable to these contracts.

The Company does not elect the “normal purchases or normal sales” exemption for certain other cotton purchase agreements, which qualify as derivatives for accounting purposes. As a result, such contracts are recorded at fair value on the Company’s balance sheets and changes in fair value for these contracts are included in cost of goods sold in the accompanying statements of operations. The Company uses futures contracts to economically hedge changes in fair value of these contracts. As of December 28, 2013 and December 29, 2012, $3,082,000 and $3,897,000, respectively, of realized gains on these contracts are recorded as a reduction to inventory.

Collateral is settled daily on these contracts and is shown on the balance sheet as “Due to broker” or “Due from broker.”

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

Effective August 2, 2004, Burlington transferred its ownership in Summit Yarn to Cone Denim LLC (“Cone”), a wholly-owned subsidiary of International Textile Group, Inc. (“ITG”). ITG was formed in August 2004 by certain entities affiliated with W.L. Ross & Co. LLC to consolidate the businesses of Burlington and Cone. Cone assumed responsibility of ITG’s Burlmex denim plant in Mexico, which is the ITG affiliated manufacturing facility that receives yarn purchased from Summit Yarn and renders services to ITG pursuant to a maquiladora agreement. Cone Denim and Burlington operate under separate business units of ITG.

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Summarized financial information of Summit as of and for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 are as follows:

	2013	2012	2011

Total assets	$21,944,000	$21,980,000	$21,539,000
Total liabilities	4,455,000	4,810,000	3,298,000
Equity	17,489,000	17,170,000	18,241,000
Total liabilities and equity	21,944,000	21,980,000	21,539,000
Revenue	60,379,000	62,457,000	88,138,000
Expenses	59,059,000	62,729,000	87,468,000
Net income (loss)	1,320,000	(272,000)	670,000

10.       Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $641,000, $585,000, and $621,000 during the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

11.       Related-Party Transactions

Cotton Purchases and Commitments

From time to time, the Company purchases and sells cotton to and from Mills. During fiscal years 2013, 2012, and 2011, the Company sold cotton to Mills at cost, amounting to $230,000, $4,037,000, and $3,403,000, respectively. The cost of cotton transferred between the Company and Mills is determined on a specific identification basis for each cotton bale sold or purchased. During fiscal years 2013, 2012 and 2011, the Company purchased cotton from Mills at cost, amounting to $565,000, and $2,045,000, and $115,000, respectively.

Shared Expenses Allocation

The Company and Mills share certain accounting and administrative expenses. Mills and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company for these services were approximately $17,788,000, $15,358,000, and $15,552,000 for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Due to and from Affiliates

Due to and from affiliates as of December 28, 2013 and December 29, 2012, consists of the following:

	2013	2012

Due from U.S. Cotton LLC	$-	$24,000
Due from Summit Yarn LLC	41,000	45,000
Due from Parkdale Mills de Honduras	105,000	-
Due from affiliates	$146,000	$69,000

Due to Mills	$(3,218,000)	$(2,451,000)
Due to Alliance Real Estate III	-	(2,000)
Due to Parkdale Mills de Honduras	-	(86,000)
Due to D'sky DSC S.R.L.	(110,000)	(189,000)
Due to Parkdale Mills de El Salvador	(26,000)	(116,000)
Due to Parkale Incorporated	(1,430,000)	(34,000)
Due to U.S. Cotton LLC	-	(11,000)
Due to affiliates	$(4,784,000)	$(2,889,000)

Amounts due to and from affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, equipment sales, payroll tax payments, and the administrative expense allocation.

Fixed Asset Transfers

Periodically the Company and Mills transfer equipment to one another. All transfers are made at net book value of the equipment. During the fiscal years ended December 28, 2013 and December 29, 2012, no significant transfers were made between the companies.

Other

The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale, Inc. Total sales amounted to $206,000, $259,000, and $200,000 for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

The Company entered into a revolving credit facility with a related party in fiscal year 2013. See also Note 7.

12.       Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for various buildings, vehicles, and office equipment. Future minimum lease payments during the remaining noncancelable lease terms as of December 28, 2013, are as follows:

Fiscal Years
2014	$134,000
2015	11,000
Total minimum lease payments	$145,000

Parkdale America, LLC

(A Limited Liability Company)

Notes to Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Rent expense for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, was $570,000, $828,000, and $1,471,000, respectively.

Purchase and Sales Commitments

At December 28, 2013 and December 29, 2012, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 298,101,000 and 378,119,000 pounds of cotton, respectively, to be used in the production process. At December 28, 2013, December 29, 2012, and December 31, 2011, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers that are not expected to result in any loss to the Company.

Contingencies

The Company is involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

13.       Subsequent Events

The Company evaluated transactions occurring after December 28, 2013 in accordance with ASC Topic 855, Subsequent Events, through March 25, 2014, which is the date the financial statements were available for issuance.