Form 10-Q
period 2014-03-30
UNIFI INC
filed 2014-05-09
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 5, 2014 was 18,511,970.

UNIFI, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2014

Part I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	March 30, 2014	June 30, 2013
ASSETS
Cash and cash equivalents	$13,159	$8,755
Receivables, net	97,390	98,392
Inventories	110,916	110,667
Income taxes receivable	50	1,388
Deferred income taxes	1,898	1,715
Other current assets	5,254	5,913
Total current assets	228,667	226,830

Property, plant and equipment, net	118,708	115,164
Deferred income taxes	2,459	2,196
Intangible assets, net	7,867	7,772
Investments in unconsolidated affiliates	98,430	93,261
Other non-current assets	4,508	10,243
Total assets	$460,639	$455,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$53,276	$45,544
Accrued expenses	16,472	18,485
Income taxes payable	1,550	851
Current portion of long-term debt	4,905	65
Total current liabilities	76,203	64,945
Long-term debt	93,606	97,688
Other long-term liabilities	7,379	5,053
Deferred income taxes	2,231	1,300
Total liabilities	179,419	168,986
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 18,555,370 and 19,205,209 shares outstanding)	1,855	1,921
Capital in excess of par value	42,280	36,375
Retained earnings	242,142	252,112
Accumulated other comprehensive loss	(6,679)	(5,500)
Total Unifi, Inc. shareholders’ equity	279,598	284,908
Non-controlling interest	1,622	1,572
Total shareholders’ equity	281,220	286,480
Total liabilities and shareholders’ equity	$460,639	$455,466

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Net sales	$176,864	$168,249	$506,150	$513,220
Cost of sales	157,105	155,568	447,909	465,828
Gross profit	19,759	12,681	58,241	47,392
Selling, general and administrative expenses	12,290	11,262	33,895	33,941
Provision for bad debts	137	74	186	257
Other operating expense, net	1,239	616	4,008	1,777
Operating income	6,093	729	20,152	11,417
Interest income	(214)	(240)	(1,570)	(508)
Interest expense	962	1,236	3,117	4,041
Loss on extinguishment of debt	—	746	—	1,102
Other non-operating expense	—	96	—	96
Equity in earnings of unconsolidated affiliates	(3,585)	(4,783)	(14,830)	(6,712)
Income before income taxes	8,930	3,674	33,435	13,398
Provision for income taxes	4,476	2,510	14,151	7,959
Net income including non-controlling interest	4,454	1,164	19,284	5,439
Less: net (loss) attributable to non-controlling interest	(289)	(235)	(772)	(680)
Net income attributable to Unifi, Inc.	$4,743	$1,399	$20,056	$6,119

Net income attributable to Unifi, Inc. per common share:
Basic	$0.25	$0.07	$1.05	$0.30
Diluted	$0.24	$0.07	$1.01	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Net income including non-controlling interest	$4,454	$1,164	$19,284	$5,439
Other comprehensive income (loss):
Foreign currency translation adjustments	1,850	891	(1,612)	227
(Loss) gain on cash flow hedges for an unconsolidated affiliate	—	(14)	—	1,214
Gain (loss) on cash flow hedges, net of reclassification adjustments	133	192	433	(101)
Other comprehensive income (loss) before income taxes	1,983	1,069	(1,179)	1,340
Income tax (provision) benefit provided on cash flow hedges	—	(76)	—	40
Other comprehensive income (loss), net	1,983	993	(1,179)	1,380

Comprehensive income including non-controlling interest	6,437	2,157	18,105	6,819
Less: comprehensive (loss) attributable to non-controlling interest	(289)	(235)	(772)	(680)
Comprehensive income attributable to Unifi, Inc.	$6,726	$2,392	$18,877	$7,499

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended March 30, 2014

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity

Balance at June 30, 2013	19,205	$1,921	$36,375	$252,112	$(5,500)	$284,908	$1,572	$286,480
Options exercised	788	78	6,561	—	—	6,639	—	6,639
Conversion of restricted stock units	31	3	(3)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(1,273)	(127)	(2,239)	(28,349)	—	(30,715)	—	(30,715)
Common stock tendered to the Company for the exercise of stock options and retired	(134)	(14)	(3,540)	(29)	—	(3,583)	—	(3,583)
Common stock tendered to the Company for withholding tax obligations and retired	(62)	(6)	—	(1,648)	—	(1,654)	—	(1,654)
Stock-based compensation	—	—	1,573	—	—	1,573	—	1,573
Excess tax benefit on stock-based compensation plans	—	—	3,553	—	—	3,553	—	3,553
Other comprehensive loss, net	—	—	—	—	(1,179)	(1,179)	—	(1,179)
Contributions from non-controlling interest	—	—	—	—	—	—	822	822
Net income (loss)	—	—	—	20,056	—	20,056	(772)	19,284
Balance at March 30, 2014	18,555	$1,855	$42,280	$242,142	$(6,679)	$279,598	$1,622	$281,220

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Nine Months Ended
	March 30, 2014	March 24, 2013
Cash and cash equivalents at beginning of year	$8,755	$10,886
Operating activities:
Net income including non-controlling interest	19,284	5,439
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(14,830)	(6,712)
Dividends received from unconsolidated affiliates	9,832	10,531
Depreciation and amortization expense	13,290	19,263
Loss on extinguishment of debt	—	1,102
Non-cash compensation expense	2,091	1,896
Excess tax benefit on stock-based compensation plans	(3,553)	—
Deferred income taxes	417	4,703
Restructuring charges	1,296	—
Other	851	341
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables, net	537	2,094
Inventories	(1,075)	4,460
Other current assets and income taxes receivable	2,344	607
Accounts payable and accrued expenses	2,905	1,756
Income taxes payable	4,268	(470)
Other non-current assets	4,780	(84)
Net cash provided by operating activities	42,437	44,926
Investing activities:
Capital expenditures	(13,390)	(4,522)
Proceeds from sale of assets	2,186	56
Proceeds from other investments	428	592
Other investments	—	(1,835)
Other	(188)	(272)
Net cash used in investing activities	(10,964)	(5,981)
Financing activities:
Proceeds from revolving credit facility	99,500	64,100
Payments on revolving credit facility	(126,600)	(63,800)
Proceeds from term loan	25,200	—
Payments on term loans	—	(26,530)
Payments of debt financing fees	(3)	(113)
Proceeds from related party term loan	—	1,250
Common stock repurchased and retired under publicly announced program	(30,715)	(9,671)
Common stock tendered to the Company for withholding tax obligations and retired	(1,654)	—
Proceeds from stock option exercises	3,056	78
Contributions from non-controlling interest	822	880
Excess tax benefit on stock-based compensation plans	3,553	—
Other	(152)	(41)
Net cash used in financing activities	(26,993)	(33,847)

Effect of exchange rate changes on cash and cash equivalents	(76)	(83)
Net increase in cash and cash equivalents	4,404	5,015
Cash and cash equivalents at end of period	$13,159	$15,901

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

Fiscal Year

The Company’s current fiscal quarter ended on March 30, 2014. The Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal quarter ended on March 31, 2014. There were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end for this period. The three months ended March 30, 2014 and the three months ended March 24, 2013 each consisted of thirteen week periods. The nine months ended March 30, 2014 and the nine months ended March 24, 2013 each consisted of thirty-nine week periods.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(amounts in thousands, except per share amounts)

4. Acquisition

On December 2, 2013, the Company acquired certain draw winding assets and the associated business from American Drawtech, a division of Dillon Yarn Corporation (“Dillon”), pursuant to the exercise of an option granted to the Company under the terms of a commissioning agreement with Dillon, for $2,934, which amount included accounts payable and an accrued contingent liability.  The assets acquired include Dillon’s draw winding inventory and production machinery and equipment.  This acquisition increased the Company’s polyester production capacity and has allowed the Company to expand its presence in targeted industrial, belting, hose and thread markets by increasing its product offerings to include mid-tenacity flat yarns.  Mr. Mitchel Weinberger, a member of the Company’s Board of Directors (the “Board”), is Dillon’s president and chief operating officer.  Since the acquisition date, the business has generated $2,030 in net sales for the Company’s Polyester Segment.

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

The contingent consideration liability represents the present value of the expected future payments due to Dillon over the five-year period following the acquisition date.  The quarterly payments are equal to one-half of the operating profit of the draw winding business, as calculated using an agreed upon definition.  The assumptions used in estimating the contingent consideration liability were based on inputs not observable in the market and represent Level 3 fair value measurements. These estimates will be reviewed each quarter and any adjustment will be recorded through operating income.

See “Note 9. Intangible Assets, Net” for further discussion of the customer list and non-compete agreement.

See “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for further discussion of the recurring measurement of the contingent consideration.

5. Receivables, Net

Receivables, net consist of the following:

	March 30, 2014	June 30, 2013
Customer receivables	$98,798	$99,324
Allowance for uncollectible accounts	(1,145)	(972)
Reserves for yarn quality claims	(717)	(893)
Net customer receivables	96,936	97,459
Related party receivables	17	204
Other receivables	437	729
Total receivables, net	$97,390	$98,392

Other receivables consist primarily of receivables for duty drawback, amounts due from customers for returnable packaging, interest, value-added tax and refunds from vendors.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(amounts in thousands, except per share amounts)

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 30, 2013	$(972)	$(893)
Charged to costs and expenses	(186)	(1,400)
Charged to other accounts	4	3
Deductions	9	1,573
Balance at March 30, 2014	$(1,145)	$(717)

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

6. Inventories

Inventories consist of the following:

	March 30, 2014	June 30, 2013
Raw materials	$40,523	$42,001
Supplies	5,359	5,286
Work in process	8,581	6,237
Finished goods	57,563	58,179
Gross inventories	112,026	111,703
Inventory reserves	(1,110)	(1,036)
Total inventories	$110,916	$110,667

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories of $30,658 and $31,139 as of March 30, 2014 and June 30, 2013, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consist of the following:

	March 30, 2014	June 30, 2013
Vendor deposits	$2,147	$2,633
Value added taxes receivable	1,106	1,729
Prepaid expenses	1,345	1,376
Other investments	237	166
Other	419	9
Total other current assets	$5,254	$5,913

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

Other investments relate to cash held by the Company’s Colombian subsidiary within an investment fund of a financial institution located in Colombia that is currently being liquidated. The Company was notified of this liquidation in December 2012 and the Company no longer has immediate access to these funds. The Company has recorded a total of $373 in impairment charges in other operating expense, net since the Company received notification of the liquidation of this investment, of which $155 was recorded during the quarter ended March 30, 2014 and $218 was recorded in fiscal year 2013.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(amounts in thousands, except per share amounts)

Other consists primarily of premiums on a split dollar life insurance policy that represents the value of the Company’s right of return on premiums paid for a retiree owned insurance contract that matures in 2015.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	March 30, 2014	June 30, 2013
Land	$2,931	$2,949
Land improvements	11,676	11,676
Buildings and improvements	145,451	144,833
Machinery and equipment	523,628	526,910
Computers, software and office equipment	16,952	16,647
Transportation equipment	4,751	4,866
Assets under capital lease	4,040	1,234
Construction in progress	8,478	5,691
Gross property, plant and equipment	717,907	714,806
Less: accumulated depreciation	(599,199)	(599,642)
Total property, plant and equipment, net	$118,708	$115,164

Depreciation expense and repair and maintenance expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Depreciation expense	$3,866	$5,570	$11,321	$17,161
Repair and maintenance expenses	4,946	4,478	13,462	13,143

9. Intangible Assets, Net

Intangible assets, net consist of the following:

	March 30, 2014	June 30, 2013
Customer lists	$23,615	$22,000
Non-compete agreements	4,293	4,243
Licenses	265	265
Trademarks	328	246
Total intangible assets, gross	28,501	26,754

Accumulated amortization - customer lists	(17,310)	(15,993)
Accumulated amortization - non-compete agreements	(3,133)	(2,895)
Accumulated amortization - licenses	(78)	(55)
Accumulated amortization - trademarks	(113)	(39)
Total accumulated amortization	(20,634)	(18,982)
Total intangible assets, net	$7,867	$7,772

In fiscal year 2007, the Company purchased the texturing operations of Dillon, which are included in the Company’s Polyester Segment. The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition. Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined. The customer list is being amortized in a manner that reflects the expected economic benefit that will be received over its thirteen year life. The non-compete agreement is amortized using the straight line method over the periods currently covered by the agreement.

On December 2, 2013, the Company acquired certain draw winding assets and the associated business from Dillon, as described in “Note 4. Acquisition.” A customer list and a non-compete agreement were recorded in connection with the business combination, utilizing similar valuation methods as described above for the fiscal year 2007 transaction. The customer list is amortized over a nine year estimated useful life based on the expected economic benefit.  The non-compete agreement is amortized using the straight line method over the five year term of the agreement.

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

The Company capitalizes expenses incurred to register trademarks for its Repreve and other PVA products in various countries. The Company has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight line method.

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Customer lists	$577	$451	$1,317	$1,352
Non-compete agreements	81	78	238	235
Licenses	8	10	23	29
Trademarks	28	—	74	—
Total amortization expense	$694	$539	$1,652	$1,616

10. Other Non-Current Assets

Other non-current assets consist of the following:

	March 30, 2014	June 30, 2013
Long-term deposits	$271	$5,050
Debt financing fees	2,130	2,117
Biomass foundation and feedstock	1,959	1,852
Other investments	—	674
Other	148	550
Total other non-current assets	$4,508	$10,243

Long-term deposits consist primarily of vendor deposits. Biomass foundation and feedstock are currently being developed and propagated by Renewables for potential markets in the poultry bedding and bioenergy industries. See “Note 7. Other Current Assets” for further discussion of other investments.

11. Accrued Expenses

Accrued expenses consist of the following:

	March 30, 2014	June 30, 2013
Payroll and fringe benefits	$10,891	$11,676
Utilities	2,428	3,058
Severance	648	1,049
Contingent consideration	562	—
Property taxes	468	798
Retiree medical liability	84	106
Interest	99	102
Other	1,292	1,696
Total accrued expenses	$16,472	$18,485

Accrued severance is comprised of the current portion of amounts due under severance agreements between the Company and two of its former executive officers and certain other employees. See “Note 20. Other Operating Expense, Net” for further discussion of severance costs. Contingent consideration is the current portion of the estimated amounts payable to Dillon related to the Company’s December 2013 acquisition of Dillon’s draw winding business. See “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for further discussion. Other consists primarily of unearned revenues related to returnable packaging, workers compensation and other employee related claims, marketing expenses, freight expenses, rent and other non-income related taxes.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

12. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of an interest rate swap) as well as the applicable current portion of long-term debt:

	Scheduled	Weighted Average Interest Rate as of	Principal Amounts as of
	Maturity Date	March 30, 2014	March 30, 2014	June 30, 2013
ABL Revolver	March 2019	3.4%	$25,400	$52,500
ABL Term Loan	March 2019	3.1%	68,000	42,800
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(1)	(2)	3,861	1,203
Total debt			98,511	97,753
Current portion of long-term debt			(4,905)	(65)
Total long-term debt			$93,606	$97,688
(1)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(2)	Fixed interest rates for capital lease obligations range from 2.3% to 4.6%.

ABL Facility

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A. In addition, the Company entered into a $30,000 term loan (“Term B Loan”) which was repaid on January 8, 2013. The Company entered into a First Amendment to Credit Agreement on December 27, 2012, a Second Amendment to Credit Agreement on June 25, 2013, a Third Amendment to Credit Agreement on January 16, 2014 (the “Third Amendment”), and a Fourth Amendment to Credit Agreement on March 28, 2014 (the “Fourth Amendment”). The ABL Facility, as amended, has a maturity date of March 28, 2019, and consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $68,000 term loan (“ABL Term Loan”).

The Third Amendment, among other things: (i) revised the definition of permitted indebtedness to allow the Company to enter into permitted sales and leaseback transactions of equipment in an aggregate amount not to exceed $4,000 per fiscal year; (ii) revised the definition of permitted dispositions to increase the amount of certain asset sales or dispositions from $500 to $4,000 per fiscal year; and (iii) revised the mandatory prepayment provision to increase the amount of net proceeds received from certain permitted dispositions that would be required to prepay the outstanding ABL Facility debt from $500 to $4,000 per fiscal year. No amendment fee was required.

The Fourth Amendment, among other things: (i) increased the ABL Term Loan by $18,000 to $68,000; (ii) beginning October 1, 2014, requires $2,125 of fixed quarterly payments on the ABL Term Loan; (iii) extended the maturity date of the ABL Facility from May 24, 2018 to March 28, 2019; (iv) modified the calculation of the fixed charge coverage ratio to exclude certain capital expenditures, at the election of the Company, through June 30, 2015, subject to a maximum exclusion of $18,000 for any consecutive twelve month period and other limitations; and (v) modified the definition of the “Trigger Level”, such that it is reached when excess availability under the ABL Revolver falls below the greater of $10,000, 20% of the maximum revolver amount or 12.5% of the sum of the maximum revolver amount plus the outstanding principal amount of the ABL Term Loan. In connection with the Fourth Amendment, $327 of debt financing fees was recorded and will be amortized through the ABL Facility maturity date.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

The Credit Agreement, as amended, includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. Should excess availability under the ABL Revolver fall below the Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of March 30, 2014 was $21,000. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases, unless excess availability is greater than the Trigger Level for the thirty day period prior to the making of such a distribution (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period).

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

As of March 30, 2014, the Company was in compliance with all financial covenants, the excess availability under the ABL Revolver was $62,740, the fixed charge coverage ratio was 7.64 to 1.0 and the Company had $2,325 of standby letters of credit, none of which have been drawn upon.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement for $1,250 with its unconsolidated affiliate, U.N.F. Industries Ltd. The loan bears interest at 3%, payable semi-annually, and does not amortize. The maturity date has been extended from August 30, 2014 to August 30, 2015, at which time the entire principal balance is due. Accordingly, $1,250 has been recorded in long-term debt as of March 30, 2014.

Capital Lease Obligations

On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment. The original amount due under the fifteen year term of the lease is $1,234 and payments are made monthly. The implicit annual interest rate under the lease is approximately 4.6%.

During the three months ended March 30, 2014, the Company entered into three capital leases with an unrelated third party for certain machinery and equipment, with original amounts due of $2,800.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2014 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2014	2015	2016	2017	2018	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$25,400
ABL Term Loan	—	6,375	8,500	8,500	8,500	36,125
Term loan from unconsolidated affiliate	—	—	1,250	—	—	—
Capital lease obligations	162	661	681	634	558	1,165
Total debt	$162	$7,036	$10,431	$9,134	$9,058	$62,690

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

Debt Financing Fees

Debt financing fees are classified within other non-current assets and consist of the following:

March 30, 2014
Balance at beginning of year	$2,117
Amounts recorded related to debt modification	330
Amortization charged to interest expense	(317)
Balance at end of period	$2,130

Interest Expense

Interest expense consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Interest on ABL Facility	$785	$1,007	$2,450	$2,747
Interest on Term B Loan	—	43	—	722
Amortization of debt financing fees	105	157	317	486
Marked to market adjustment for interest rate swap	(99)	(103)	(107)	(177)
Reclassification adjustment for interest rate swap	133	106	433	198
Interest capitalized to property, plant and equipment, net	(39)	—	(122)	—
Other	77	26	146	65
Total interest expense	$962	$1,236	$3,117	$4,041

Loss on Extinguishment of Debt

The components of loss on extinguishment of debt consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Prepayment call premium and other costs for Term B Loan	$—	$470	$—	$671
Non-cash charges due to write-off of debt financing fees	—	276	—	431
Loss on extinguishment of debt	$—	$746	$—	$1,102

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 30, 2014	June 30, 2013
Supplemental post-employment plan	$2,940	$2,665
Contingent consideration	2,025	—
Income tax contingencies	1,233	1,275
Derivative instruments	217	324
Severance	—	137
Other	964	652
Total other long-term liabilities	$7,379	$5,053

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

  (amounts in thousands, except per share amounts)

Contingent consideration represents the present value of the long-term portion of contingent payments associated with the Company’s December 2013 acquisition of Dillon’s draw winding business. See “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for further discussion. Severance represents the long-term portion of monies due under severance agreements with former executive officers of the Company. See “Note 20. Other Operating Expense, Net” for further discussion of these charges. Other primarily includes certain employee related liabilities and deferred energy incentive credits.

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of employment. The following table presents the expenses recorded for this plan:

	For the Three Months Ended		For the Nine Months Ended
Classification	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Selling general and administrative expenses	$118	$303	$547	$609
Other operating expense, net	(14)	—	77	—
Total	$104	$303	$624	$609

14. Income Taxes

The effective income tax rates for the three month and nine month periods ended March 30, 2014 and March 24, 2013 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s effective tax rate for the three month and nine month periods ending March 30, 2014 was 50.1% and 42.3%, respectively, and its effective tax rate for the three month and nine month periods ending March 24, 2013 was 68.3% and 59.4%, respectively.  The Company’s effective tax rate for each of the periods presented was higher than the U.S. federal statutory rate primarily due to the unfavorable effects of foreign dividends taxed in the U.S., the impact of state taxes, the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, and losses in tax jurisdictions for which no tax benefit could be recognized.

As of March 30, 2014, the Company’s valuation allowance was $18,147 and includes $15,115 related to reserves against certain deferred tax assets for unconsolidated affiliates and foreign tax credit carryforwards, as well as $3,032 for reserves against certain deferred tax assets of the Company’s foreign subsidiaries that are primarily related to net operating loss carryforwards. The Company’s valuation allowance as of June 30, 2013 was $16,690.

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

15. Shareholders’ Equity

On January 22, 2013, the Board approved a stock repurchase program (the “2013 SRP”) to acquire up to $50,000 of the Company’s common stock. As of March 30, 2014, the Company had completed its repurchase of shares under the 2013 SRP.

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

The following table summarizes the Company’s repurchases and retirements of its common stock since the inception of the 2013 SRP:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the Plans or Programs
Fiscal year 2013	1,068	$18.08
Fiscal year 2014	1,273	$24.11
Total	2,341	$21.36	$—

All repurchased shares have been retired and have the status of authorized and unissued shares. The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value and retained earnings. The portion of the remainder that is allocated to capital in excess of par value is limited to a pro rata portion of capital in excess of par value.

Subsequent Event

On April 23, 2014, the Board approved a new stock repurchase program (the “2014 SRP”) to acquire up to an additional $50,000 of the Company’s common stock. Under the 2014 SRP, the Company has been authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

No dividends were paid during the last two fiscal years.

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

Stock options

During the nine months ended March 30, 2014 and March 24, 2013, the Company granted stock options to purchase 97 and 138 shares of common stock, respectively, to certain key employees. The stock options vest ratably over the required three year service period. For the nine months ended March 30, 2014 and March 24, 2013, the weighted average exercise price of the options granted was $22.31 and $11.15 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $14.66 and $7.28 per share, respectively.

The valuation models used the following assumptions:

	For the Nine Months Ended
	March 30, 2014	March 24, 2013
Expected term (years)	7.4	7.5
Interest rate	2.1%	1.0%
Volatility	65.9%	66.9%
Dividend yield	—	—

The Company uses historical data to estimate the expected term, volatility and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

  (amounts in thousands, except per share amounts)

A summary of stock option activity for the nine months ended March 30, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	1,541	$8.41
Granted	97	$22.31
Exercised	(788)	$8.41
Forfeited	(33)	$13.69
Expired	(7)	$20.55
Outstanding at March 30, 2014	810	$9.75	6.1	$10,364
Vested and expected to vest as of March 30, 2014	805	$9.71	6.1	$10,343
Exercisable at March 30, 2014	598	$7.56	5.3	$8,952

At March 30, 2014, the remaining unrecognized compensation cost related to unvested stock options was $989, which is expected to be recognized over a weighted average period of 2.1 years.

For the nine month periods ended March 30, 2014 and March 24, 2013, the total intrinsic value of options exercised was $12,826, and $123, respectively. The amount of cash received from the exercise of options was $3,056 and $78 for the nine month periods ended March 30, 2014 and March 24, 2013, respectively. The tax benefit realized from stock options exercised was $4,930 and $20 for the nine month periods ended March 30, 2014 and March 24, 2013, respectively. During the second quarter of the 2014 fiscal year, the Company received and retired 134 shares of its common stock, with a fair value of $3,583, tendered in lieu of cash for the exercise of stock options.

Restricted stock units

During the nine months ended March 30, 2014 and March 24, 2013, the Company granted 22 and 32 restricted stock units (“RSUs”), respectively, to certain key employees. The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock. The RSUs vest over a three year period, and will be converted into an equivalent number of shares of stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. If, after the first anniversary of the grant date and prior to the final vesting date, the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the fair value of the awards granted during the nine months ended March 30, 2014 and March 24, 2013 to be $22.08 and $11.23 per RSU, respectively.

During the nine months ended March 30, 2014 and March 24, 2013, the Company granted 25 and 30 RSUs, respectively, to the Company’s non-employee directors. The RSUs became fully vested on the grant date. The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock. The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan. The Company estimated the fair value of the awards granted during the nine months ended March 30, 2014 and March 24, 2013 to be $23.23 and $13.57 per RSU, respectively.

The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date.

A summary of the RSU activity for the nine months ended March 30, 2014 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	75	$11.94	112	187	$11.78
Granted	47	$22.68	—	47	$22.68
Vested	(71)	$15.96	71	—	$15.96
Converted	—	$—	(31)	(31)	$12.06
Forfeited	(2)	$22.08	—	(2)	$22.08
Outstanding at March 30, 2014	49	$16.11	152	201	$14.19

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

At March 30, 2014, the number of RSUs vested and expected to vest was 201, with an aggregate intrinsic value of $4,535. The aggregate intrinsic value of the 152 vested RSUs at March 30, 2014 was $3,427.

The remaining unrecognized compensation cost related to the unvested RSUs at March 30, 2014 is $320, which is expected to be recognized over a weighted average period of 2.2 years.

For the nine month periods ended March 30, 2014 and March 24, 2013, the total intrinsic value of RSUs converted was $696 and $114, respectively. The tax benefit realized from the conversion of RSUs was $275 and $45 for the nine months ended March 30, 2014 and March 24, 2013, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Stock options	$280	$217	$718	$676
RSUs	82	50	855	611
Total compensation cost	$362	$267	$1,573	$1,287

The total income tax benefit recognized for stock based compensation was $444 and $329 for the nine months ended March 30, 2014 and March 24, 2013, respectively.

As of March 30, 2014, a summary of the number of securities currently available for future issuance under equity compensation plans is as follows:

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

Foreign currency contracts

The Company enters into foreign currency contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases that are denominated in currencies that are not its functional currency. As of March 30, 2014, the latest maturity date for all outstanding foreign currency contracts is during July 2014. These items are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

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

On November 26, 2012, the Company de-designated this interest rate swap as a cash flow hedge. For the year-to-date period ended March 30, 2014, the Company reclassified pre-tax unrealized losses of $433 from accumulated other comprehensive loss to interest expense; the Company expects to reclassify additional losses of $386 during the next twelve months.

Unifi, Inc.

  Notes to Condensed Consolidated Financial Statements – (Continued)

   (amounts in thousands, except per share amounts)

Contingent consideration

On December 2, 2013, the Company acquired certain assets in a business combination with Dillon and recorded a contingent consideration liability, as described in “Note 4. Acquisition.” The fair value of the contingent consideration is measured at each reporting period using a discounted cash flow methodology based on inputs not observable in the market (Level 3 classification in the fair value hierarchy) and any change in the fair value from either the passage of time or events occurring after the acquisition date is recorded in other operating expense, net in the consolidated statements of income. As of March 30, 2014, the inputs and assumptions used to develop the fair value measurement have not changed since the acquisition date.

A reconciliation of the changes in the fair value follows:

Contingent consideration as of December 29, 2013	$2,500
Change in fair value	98
Payment	(11)
Contingent consideration as of March 30, 2014	$2,587

Based on the present value of the expected future payments, the Company has recorded a liability of $562 in accrued expenses and $2,025 in other long-term liabilities.

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis, and the level within the fair value hierarchy used to measure these items, are as follows:

As of March 30, 2014	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	MXN	1,200	$91	Accrued expenses	Level 2	$(1)
Foreign currency contracts	EUR	495	$667	Other current assets	Level 2	$14
Interest rate swap	USD	$70,000	$70,000	Other long-term liabilities	Level 2	$(217)
Contingent consideration				Accrued expenses and other long-term liabilities	Level 3	$(2,587)

As of June 30, 2013	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	MXN	3,800	$295	Other current assets	Level 2	$3
Interest rate swap	USD	$85,000	$85,000	Other long-term liabilities	Level 2	$(324)

(MXN represents the Mexican Peso; EUR represents the Euro)

Estimates of the fair value of the Company’s foreign currency contracts and interest rate swaps are obtained from month-end market quotes for contracts with similar terms.

The effect of marked to market hedging derivative instruments was as follows:

		For the Three Months Ended
Derivatives not designated as hedges	Classification	March 30, 2014	March 24, 2013
Foreign currency contracts	Other operating expense, net	$3	$15
Interest rate swap	Interest expense	(99)	(103)
Total gain recognized in income		$(96)	$(88)

		For the Nine Months Ended
Derivatives not designated as hedges	Classification	March 30, 2014	March 24, 2013
Foreign currency contracts	Other operating expense, net	$(19)	$53
Interest rate swap	Interest expense	(107)	(177)
Total gain recognized in income		$(126)	$(124)

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

There were no transfers into or out of the levels of the fair value hierarchy for the periods ended March 30, 2014 or March 24, 2013.

Non-Financial Assets and Liabilities

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

18. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss consist of the following:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain On Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(4,568)	$(932)	$(5,500)
Other comprehensive (loss) income, net	(1,612)	433	(1,179)
Balance at March 30, 2014	$(6,180)	$(499)	$(6,679)

Other comprehensive income (loss) for the three months ended March 30, 2014 and March 24, 2013 is provided as follows:

	For the Three Months Ended March 30, 2014
	Pre-tax	Tax	After-tax
Foreign currency translation adjustments	$1,850	$—	$1,850
Reclassification adjustment for interest rate swap included in net income	133	—	133
Other comprehensive income, net	$1,983	$—	$1,983

	For the Three Months Ended March 24, 2013
	Pre-tax	Tax	After-tax
Foreign currency translation adjustments	$891	$—	$891
Loss on cash flow hedges for an unconsolidated affiliate	(14)	—	(14)
Gain on interest rate swaps	86	(33)	53
Reclassification adjustment for interest rate swap included in net income	106	(43)	63
Other comprehensive income, net	$1,069	$(76)	$993

Other comprehensive (loss) income for the nine months ended March 30, 2014 and March 24, 2013 is provided as follows:

	For the Nine Months Ended March 30, 2014
	Pre-tax	Tax	After-tax
Foreign currency translation adjustments	$(1,612)	$—	$(1,612)
Reclassification adjustment for interest rate swap included in net income	433	—	433
Other comprehensive loss, net	$(1,179)	$—	$(1,179)

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

(amounts in thousands, except per share amounts)

	For the Nine Months Ended March 24, 2013
	Pre-tax	Tax	After-tax
Foreign currency translation adjustments	$227	$—	$227
Gain on cash flow hedges for an unconsolidated affiliate	1,214	—	1,214
Loss on interest rate swaps	(299)	119	(180)
Reclassification adjustment for interest rate swap included in net income	198	(79)	119
Other comprehensive income, net	$1,340	$40	$1,380

19. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Basic EPS
Net income attributable to Unifi, Inc.	$4,743	$1,399	$20,056	$6,119
Weighted average common shares outstanding	18,825	20,082	19,075	20,091
Basic EPS	$0.25	$0.07	$1.05	$0.30

Diluted EPS
Net income attributable to Unifi, Inc.	$4,743	$1,399	$20,056	$6,119

Weighted average common shares outstanding	18,825	20,082	19,075	20,091
Net potential common share equivalents – stock options and RSUs	581	598	748	540
Adjusted weighted average common shares outstanding	19,406	20,680	19,823	20,631
Diluted EPS	$0.24	$0.07	$1.01	$0.30

As of March 30, 2014 and March 24, 2013, the number of anti-dilutive common share equivalents excluded from the calculation of diluted shares was 91 and 272, respectively, and the number of unvested options that vest upon achievement of certain market conditions excluded from the calculation of diluted shares was 13 and 560, respectively.

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

20. Other Operating Expense, Net

The components of other operating expense, net consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Operating expenses for Renewables	$719	$582	$1,923	$1,686
Restructuring charges, net	178	—	1,296	—
Foreign currency transaction losses (gains)	195	(20)	368	37
Net (gain) loss on sale or disposal of assets	(71)	105	269	184
Other, net	218	(51)	152	(130)
Other operating expense, net	$1,239	$616	$4,008	$1,777

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, and administrative costs. Operating expenses for Renewables also includes $87 and $55 of depreciation and amortization expense for the three months ended March 30, 2014 and March 24, 2013, respectively, and $247 and $146 for the nine months ended March 30, 2014 and March 24, 2013, respectively.

The components of restructuring charges, net consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Severance	$171	$—	$940	$—
Equipment relocation and reinstallation costs	7	—	356	—
Restructuring charges, net	$178	$—	$1,296	$—

Severance

On May 14, 2013, the Company and one of its executive officers entered into a severance agreement that will provide severance and certain other benefits through November 30, 2014. On August 12, 2013, the Company and another of its executive officers entered into a severance agreement that will provide severance and certain other benefits through December 12, 2014. The table below presents changes to accrued severance for the nine months ended March 30, 2014:

	Balance June 30, 2013	Charged to expense	Charged to other accounts	Payments	Adjustments	Balance March 30, 2014
Accrued severance	$1,186	940	243	(1,721)	—	$648

Equipment Relocation and Reinstallation Costs

During the first quarter of fiscal year 2014, the Company began the relocation of certain equipment within the Polyester Segment as follows:

●	The Company began to dismantle and relocate certain polyester draw warping equipment from Monroe, North Carolina to a Burlington, North Carolina facility.

●	The Company also began to dismantle and relocate certain polyester texturing and twisting equipment between locations in North Carolina and El Salvador.

The relocation of this equipment was completed during the second quarter of fiscal year 2014. The costs incurred for the relocation of equipment were charged to restructuring expense as incurred.

21. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated. PAL is a limited liability company treated as a partnership for income tax reporting purposes, and PAL’s fiscal year end is the Saturday nearest to December 31. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL has 13 manufacturing facilities located primarily in the southeast region of the U.S. According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 74% of total revenues and 78% of total gross accounts receivable outstanding.

During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton (the “EAP program”). The EAP program offered a subsidy for cotton consumed in domestic production, and the subsidy is paid the month after the eligible cotton is consumed. The subsidy must be used within eighteen months after the marketing year in which it is earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provided a subsidy of four cents per pound through July 31, 2012 and thereafter provides a subsidy of three cents per pound. In February 2014, the federal government extended the EAP program for five years.  The cotton subsidy will remain at three cents per pound for the life of the program.  The Company recognizes its share of PAL’s income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired, with an appropriate allocation methodology considering the dual criteria of the subsidy.

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

As of March 30, 2014, the Company’s investment in PAL was $94,752 and shown within investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of March 2014	$113,173
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Antitrust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(330)
Investment balance as of March 2014	$94,752

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

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of March 30, 2014, the Company’s open purchase orders related to this agreement were $3,060.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Nine Months Ended
	March 30, 2014	March 24, 2013
UNF	$8,177	$8,792
UNF America	18,065	16,936
Total	$26,242	$25,728

As of March 30, 2014 and June 30, 2013, the Company had combined accounts payable due to UNF and UNF America of $3,621 and $2,890, respectively.

The Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of March 30, 2014, the Company’s combined investments in UNF and UNF America were $3,678 and are shown within investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is presented in the following tables. As PAL is defined as significant, its information is separately disclosed.

	As of March 30, 2014
	PAL	Other	Total
Current assets	$268,929	$8,300	$277,229
Noncurrent assets	123,184	3,087	126,271
Current liabilities	48,170	4,180	52,350
Noncurrent liabilities	11,081	—	11,081
Shareholders’ equity and capital accounts	332,862	7,207	340,069

The Company’s portion of undistributed earnings	24,120	769	24,889

	As of June 30, 2013
	PAL	Other	Total
Current assets	$266,300	$11,343	$277,643
Noncurrent assets	111,061	3,163	114,224
Current liabilities	44,517	4,910	49,427
Noncurrent liabilities	15,609	—	15,609
Shareholders’ equity and capital accounts	317,235	9,596	326,831

	For the Three Months Ended March 30, 2014
	PAL	Other	Total
Net sales	$211,657	$8,631	$220,288
Gross profit	13,560	1,161	14,721
Income from operations	8,394	741	9,135
Income to members	9,453	781	10,234
Depreciation and amortization	5,485	25	5,510

Cash received by PAL under EAP program	3,836	—	3,836
Earnings recognized by PAL for EAP program	3,836	—	3,836

Dividends and cash distributions received	6,023	750	6,773

As of the end of PAL’s fiscal March 2014 period, PAL’s amount of deferred revenues related to the EAP program was $0.

	For the Three Months Ended March 24, 2013
	PAL	Other	Total
Net sales	$197,242	$8,188	$205,430
Gross profit	20,956	944	21,900
Income from operations	12,053	549	12,602
Income to members	12,553	573	13,126
Depreciation and amortization	6,577	25	6,602

Cash received by PAL under EAP program	4,439	—	4,439
Earnings recognized by PAL for EAP program	2,576	—	2,576

Dividends and cash distributions received	7,807	—	7,807

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

	For the Nine Months Ended March 30, 2014
	PAL	Other	Total
Net sales	$624,823	$26,542	$651,365
Gross profit	50,315	3,286	53,601
Income from operations	38,314	1,990	40,304
Income to members	40,869	2,110	42,979
Depreciation and amortization	19,771	75	19,846

Cash received by PAL under EAP program	11,329	—	11,329
Earnings recognized by PAL for EAP program	20,120	—	20,120

Dividends and cash distributions received	8,582	1,250	9,832

	For the Nine Months Ended March 24, 2013
	PAL	Other	Total
Net sales	$567,854	$26,423	$594,277
Gross profit	30,445	4,322	34,767
Income from operations	12,823	3,053	15,876
Income to members	14,439	3,068	17,507
Depreciation and amortization	22,577	75	22,652

Cash received by PAL under EAP program	13,208	—	13,208
Earnings recognized by PAL for EAP program	6,444	—	6,444

Dividends and cash distributions received	10,031	500	10,531

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

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

23. Related Party Transactions

Related party receivables consist of the following:

	March 30, 2014	June 30, 2013
Cupron, Inc.	$17	$6
Dillon Yarn Corporation	—	198
Total related party receivables (included within receivables, net)	$17	$204

Related party payables consist of the following:

	March 30, 2014	June 30, 2013
Dillon Yarn Corporation	$201	$135
Salem Leasing Corporation	317	267
Cupron, Inc.	571	218
American Drawtech Company, Inc.	—	17
Total related party payables (included within accounts payable)	$1,089	$637

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	March 30, 2014	March 24, 2013
Dillon Yarn Corporation	Yarn purchases	$955	$694
Dillon Yarn Corporation	Sales service agreement costs	—	79
Dillon Yarn Corporation	Sales	—	1

Salem Leasing Corporation	Transportation equipment costs	854	765

American Drawtech Company, Inc.	Sales	—	449
American Drawtech Company, Inc.	Yarn purchases	—	19

Cupron, Inc.	Sales	254	91

		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 30, 2014	March 24, 2013
Dillon Yarn Corporation	Yarn purchases	$2,407	$1,963
Dillon Yarn Corporation	Sales service agreement costs	—	346
Dillon Yarn Corporation	Sales	1,235	7

Salem Leasing Corporation	Transportation equipment costs	2,680	2,295

American Drawtech Company, Inc.	Sales	—	683
American Drawtech Company, Inc.	Yarn purchases	—	56

Cupron, Inc.	Sales	411	106
Cupron, Inc.	Yarn purchases	8	—

Pursuant to the 2013 SRP, the Company has repurchased 1,466 shares of its common stock through open market purchases, of which 898 shares were repurchased during the first nine months of fiscal year 2014. Invemed Associates LLC (“Invemed”) provided brokerage services to the Company for the repurchase of these shares. The Company paid a commission of $.02 per share to Invemed. Mr. Kenneth G. Langone, a member of the Company’s Board, is the founder and chairman of Invemed.

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

On December 3, 2013, certain of the Company’s executive officers exercised options to purchase shares of the Company’s common stock under previously granted option awards.  Pursuant to authorization from the Company’s Board, and as part of the 2013 SRP, the Company repurchased 225 shares of common stock issued in those option exercises at a negotiated price of $25.59 per share (which was equal to the average of the closing trade prices of the Company’s common stock for the 30 days ending December 2, 2013 and represents a 7.1% discount to the $27.56 closing price of the common stock on December 2, 2013).

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

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Three Months Ended March 30, 2014
	Polyester	Nylon	International	Total
Net sales	$103,941	$39,208	$33,715	$176,864
Cost of sales	92,928	34,168	30,009	157,105
Gross profit	11,013	5,040	3,706	19,759
Selling, general and administrative expenses	7,781	2,540	1,969	12,290
Other operating expense	7	155	—	162
Segment operating profit	$3,225	$2,345	$1,737	$7,307

	For the Three Months Ended March 24, 2013
	Polyester	Nylon	International	Total
Net sales	$96,389	$38,007	$33,853	$168,249
Cost of sales	91,355	34,326	29,887	155,568
Gross profit	5,034	3,681	3,966	12,681
Selling, general and administrative expenses	6,793	2,297	2,172	11,262
Segment operating (loss) profit	$(1,759)	$1,384	$1,794	$1,419

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

The reconciliations of segment operating profit (loss) to consolidated income before income taxes are as follows:

	For the Three Months Ended
	March 30, 2014	March 24, 2013
Polyester	$3,225	$(1,759)
Nylon	2,345	1,384
International	1,737	1,794
Segment operating profit	7,307	1,419
Provision for bad debts	137	74
Other operating expense, net	1,077	616
Operating income	6,093	729
Interest income	(214)	(240)
Interest expense	962	1,236
Loss on extinguishment of debt	—	746
Other non-operating expense	—	96
Equity in earnings of unconsolidated affiliates	(3,585)	(4,783)
Income before income taxes	$8,930	$3,674

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Nine Months Ended March 30, 2014
	Polyester	Nylon	International	Total
Net sales	$286,933	$118,723	$100,494	$506,150
Cost of sales	255,763	104,230	87,916	447,909
Gross profit	31,170	14,493	12,578	58,241
Selling, general and administrative expenses	20,884	6,974	6,037	33,895
Other operating expense	356	155	—	511
Segment operating profit	$9,930	$7,364	$6,541	$23,835

	For the Nine Months Ended March 24, 2013
	Polyester	Nylon	International	Total
Net sales	$286,747	$117,561	$108,912	$513,220
Cost of sales	265,069	105,794	94,965	465,828
Gross profit	21,678	11,767	13,947	47,392
Selling, general and administrative expenses	20,721	7,099	6,121	33,941
Segment operating profit	$957	$4,668	$7,826	$13,451

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Nine Months Ended
	March 30, 2014	March 24, 2013
Polyester	$9,930	$957
Nylon	7,364	4,668
International	6,541	7,826
Segment operating profit	23,835	13,451
Provision for bad debts	186	257
Other operating expense, net	3,497	1,777
Operating income	20,152	11,417
Interest income	(1,570)	(508)
Interest expense	3,117	4,041
Loss on extinguishment of debt	—	1,102
Other non-operating expense	—	96
Equity in earnings of unconsolidated affiliates	(14,830)	(6,712)
Income before income taxes	$33,435	$13,398

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Polyester	$3,109	$4,449	$8,680	$13,827
Nylon	510	745	1,775	2,258
International	854	860	2,271	2,546
Segment depreciation and amortization expense	4,473	6,054	12,726	18,631
Depreciation and amortization included in other operating expense, net	87	55	247	146
Amortization included in interest expense	105	157	317	486
Depreciation and amortization expense	$4,665	$6,266	$13,290	$19,263

Segment other adjustments for each of the reportable segments consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Polyester	$172	$263	$365	$357
Nylon	—	87	(157)	87
International	98	—	352	56
Segment other adjustments	$270	$350	$560	$500

Segment other adjustments may include items such as severance charges, restructuring charges and recoveries, start-up costs, and other adjustments necessary to understand and compare the underlying results of the segment.

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Polyester	$6,513	$2,953	$19,331	$15,141
Nylon	3,010	2,216	9,137	7,013
International	2,689	2,654	9,164	10,428
Segment Adjusted Profit	$12,212	$7,823	$37,632	$32,582

Intersegment sales for each of the reportable segments consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Polyester	$132	$62	$224	$1,031
Nylon	68	249	204	423
International	563	373	1,077	772
Intersegment sales	$763	$684	$1,505	$2,226

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Polyester	$3,008	$641	$10,041	$2,559
Nylon	423	82	1,850	252
International	179	345	1,062	634
Segment capital expenditures	3,610	1,068	12,953	3,445
Unallocated corporate capital expenditures	349	582	437	1,077
Capital expenditures	$3,959	$1,650	$13,390	$4,522

The reconciliations of segment total assets to consolidated total assets are as follows:

	March 30, 2014	June 30, 2013
Polyester	$189,320	$185,190
Nylon	73,501	72,599
International	79,579	84,151
Segment total assets	342,400	341,940
All other current assets	2,710	3,342
Unallocated corporate PP&E	12,461	11,983
All other non-current assets	4,638	4,940
Investments in unconsolidated affiliates	98,430	93,261
Total assets	$460,639	$455,466

Geographic Data:

Geographic information for net sales is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
U.S.	$132,431	$123,895	$377,394	$372,684
Brazil	28,328	28,357	84,792	89,284
All Other Foreign	16,105	15,997	43,964	51,252
Total	$176,864	$168,249	$506,150	$513,220

The information for net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $24,027 and $20,895 for the three months ended March 30, 2014 and March 24, 2013, respectively. Export sales from the Company’s U.S. operations to external customers were $73,982 and $66,459 for the nine months ended March 30, 2014 and March 24, 2013, respectively.

Geographic information for long-lived assets is as follows:

	March 30, 2014	June 30, 2013
U.S.	$209,496	$200,958
Brazil	12,063	16,150
All Other Foreign	7,954	8,658
Total	$229,513	$225,766

Long-lived assets are comprised of property, plant and equipment, net, intangible assets, net, investments in unconsolidated affiliates and other non-current assets, excluding other investments.

Geographic information for total assets is as follows:

	March 30, 2014	June 30, 2013
U.S.	$357,131	$346,651
Brazil	68,496	72,735
All Other Foreign	35,012	36,080
Total	$460,639	$455,466

Unifi, Inc.

 Notes to Condensed Consolidated Financial Statements – (Continued)

 (amounts in thousands, except per share amounts)

25. Subsequent Events

The Company evaluated all events and material transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission and determined there were no other reportable items.

26. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 30, 2014	March 24, 2013
Interest, net of capitalized interest	$2,474	$3,543
Income taxes, net of refunds	8,294	4,604

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

During the quarter ended December 29, 2013, the total fair value of the assets acquired in the December 2013 purchase of Dillon’s draw winding business was $2,934, and the total accounts payable and accrued contingent consideration liabilities assumed related to the acquisition were $2,934.

During the quarter ended March 30, 2014, the Company entered into three capital leases with original amounts due of $2,800.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2013 Form 10-K. Our discussions here focus on our results during, or as of, the third quarter and year-to-date period of fiscal year 2014, and the comparable periods of fiscal year 2013, and, to the extent applicable, any material changes from the information discussed in the 2013 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2013 Form 10-K for more detailed and background information.

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

Overview and Significant General Matters

The Company has focused on its core strategies, which include: continuously improving all operational and business processes; enriching its product mix by growing its higher margin PVA product portfolio and increasing sales of yarns with regional rules of origin requirements; continuing its strategic penetration in global growth markets; and maintaining its beneficial joint venture relationships. The Company expects to continue its support of these strategies, including possible investments in select strategic growth opportunities related to its core business. Significant highlights for the March 2014 quarter include the following items, each of which is discussed in more detail below:

●

Net income for the third quarter of fiscal year 2014 was $4,743, or $0.25 per basic share, on net sales of $176,864, compared to net income of $1,399 or $0.07 per basic share on net sales of $168,249 for the March 2013 quarter.

●	Gross margins improved as a result of higher sales volumes, mix enrichment efforts and lower depreciation expense.

●	Adjusted EBITDA (as defined below) improved to $12,590 for the third quarter versus $8,370 for the prior year third quarter primarily due to improved gross margins.

●

We completed our $50,000 stock repurchase program (the “2013 SRP”) that the Board had authorized in January 2013 by repurchasing 502 shares of common stock during the March 2014 quarter. We repurchased a total of 2,341 shares, at an average per share price of $21.36, under the 2013 SRP.

●

The Company entered into a Fourth Amendment to its Credit Agreement which extended the maturity date of the facility from May 24, 2018 to March 28, 2019 and increased the ABL Term Loan by $18,000 to $68,000.

Results of Operations

Third Quarter of Fiscal Year 2014 Compared to Third Quarter of Fiscal Year 2013

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	March 30, 2014		March 24, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$176,864	100.0	$168,249	100.0	5.1
Cost of sales	157,105	88.8	155,568	92.5	1.0
Gross profit	19,759	11.2	12,681	7.5	55.8
Selling, general and administrative expenses	12,290	7.0	11,262	6.7	9.1
Provision for bad debts	137	0.1	74	—	85.1
Other operating expense, net	1,239	0.7	616	0.4	101.1
Operating income	6,093	3.4	729	0.4	735.8
Interest expense, net	748	0.4	996	0.6	(24.9)
Loss on extinguishment of debt	—	—	746	0.4	(100.0)
Other non-operating expense	—	—	96	—	(100.0)
Equity in earnings of unconsolidated affiliates	(3,585)	(2.0)	(4,783)	(2.8)	(25.0)
Income before income taxes	8,930	5.0	3,674	2.2	143.1
Provision for income taxes	4,476	2.5	2,510	1.5	78.3
Net income including non-controlling interest	4,454	2.5	1,164	0.7	282.6
Less: net (loss) attributable to non-controlling interest	(289)	(0.2)	(235)	(0.1)	23.0
Net income attributable to Unifi, Inc.	$4,743	2.7	$1,399	0.8	239.0

Consolidated Net Sales

Net sales for the March 2014 quarter increased by $8,615, or 5.1%, as compared to the prior year March quarter. Consolidated sales volume increased by 7.9% due to higher volumes in the Polyester and International Segments. Consolidated pricing declined 2.8%, driven by lower pricing in the International Segment, partially offset by improved pricing for the Polyester and Nylon Segments. The increase in volume in the Polyester Segment is primarily attributable to the timing of the holiday shutdown, which negatively impacted the prior year comparable quarter, and increased volume from new PVA programs. The increase in volume in the International Segment is driven by increases in Brazil, despite continued competition from low-priced imports, and a slight improvement in volumes for our Chinese subsidiary. Decreases in pricing in the International Segment are primarily attributable to currency translation as a result of the weakening Brazilian Real and lower pricing in Brazil as a result of the aforementioned import competition. However, pricing improvements were experienced in the Polyester and Nylon Segments due to a shift in product mix towards higher value PVA products.

Consolidated Gross Profit

Gross profit for the March 2014 quarter increased by $7,078, or 55.8%, as compared to the prior fiscal year March quarter. Gross profit increased in the Polyester and Nylon Segments as a result of higher sales volumes in the Polyester Segment, improvements in the Company’s domestic polyester and nylon margins due to mix enrichment efforts, declines in raw material costs and lower depreciation expense. Gross profit decreased for the International Segment primarily due to the unfavorable currency translation effects in Brazil and lower sales margins for the Chinese subsidiary.

Polyester Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	March 30, 2014		March 24, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$103,941	100.0	$96,389	100.0	7.8
Cost of sales	92,928	89.4	91,355	94.8	1.7
Gross profit	$11,013	10.6	$5,034	5.2	118.8

The increase in gross profit of $5,979 was a result of increased sales volumes, improved domestic margins due to increased sales of PVA products, declines in raw material costs and a decrease in depreciation expense of $1,501. Sales volumes increased by 6.5% over the prior year quarter primarily due to the timing of the holiday shutdown period, which negatively impacted domestic volumes in the third quarter of the prior fiscal year. Lower depreciation expense is due to certain machinery and equipment within the Yadkinville, North Carolina spinning facility becoming fully depreciated.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 58.8% and 55.7% for the third quarter of fiscal year 2014, compared to 57.3% and 39.7% for the third quarter of fiscal year 2013, respectively.

Nylon Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	March 30, 2014		March 24, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$39,208	100.0	$38,007	100.0	3.2
Cost of sales	34,168	87.1	34,326	90.3	(0.5)
Gross profit	$5,040	12.9	$3,681	9.7	36.9

The increase in gross profit of $1,359 was primarily a result of improved domestic gross margins attributable to sales of new PVA programs and a decrease in depreciation expense of $243. Improved pricing attributable to the higher priced sales mix was partially offset by a 2.3% decrease in volumes.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 22.2% and 25.5% for the third quarter of fiscal year 2014, compared to 22.6% and 29.0% for the third quarter of fiscal year 2013, respectively.

International Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	March 30, 2014		March 24, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$33,715	100.0	$33,853	100.0	(0.4)
Cost of sales	30,009	89.0	29,887	88.3	0.4
Gross profit	$3,706	11.0	$3,966	11.7	(6.6)

Gross profit for the International Segment decreased $260 from the prior year March quarter primarily as a result of lower gross profit in both the Brazilian and Chinese operations. Although sales volumes in Brazil were higher than the prior year quarter, net sales and gross profit for Brazil decreased primarily due to negative currency translation effects caused by a weakened Brazilian Real versus the U.S. dollar and the unfavorable impact of competition from low-priced yarn imports from Asia.

Sales volume for the Chinese operation was slightly higher as compared with the prior year quarter; however, gross profit decreased as a result of pricing pressures brought on by weakness and overcapacity in the market.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 19.0% and 18.8% for the third quarter of fiscal year 2014, compared to 20.1% and 31.3% for the third quarter of fiscal year 2013, respectively.

Consolidated Selling, General and Administrative Expenses

SG&A expenses increased for the third quarter of fiscal year 2014 when compared to the third quarter of fiscal year 2013. The increase was related to the Company’s domestic operations. SG&A expenses for the Company’s domestic operations increased $1,303 versus the prior year quarter primarily due to higher sales volumes, variable compensation, professional fees and other administrative expenses. This increase was partially offset by a decline of $203 in the International Segment. This decline was attributable to a currency translation effect of $226 due to the weakening of the Brazilian Real against the U.S. dollar.

Consolidated Other Operating Expense, Net

The components of other operating expense, net consist of the following:

	For the Three Months Ended
	March 30, 2014	March 24, 2013
Operating expenses for Renewables	$719	$582
Restructuring charges, net	178	—
Foreign currency transaction losses (gains)	195	(20)
Net (gain) loss on sale or disposal of assets	(71)	105
Other, net	218	(51)
Other operating expense, net	$1,239	$616

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, and administrative costs. Operating expenses for Renewables also includes $87 and $55 of depreciation and amortization expense for the three months ended March 30, 2014 and March 24, 2013, respectively.

The components of restructuring charges, net consist of the following:

	For the Three Months Ended
	March 30, 2014	March 24, 2013
Severance	$171	$—
Equipment relocation and reinstallation costs	7	—
Restructuring charges, net	$178	$—

Consolidated Interest Expense, Net

Net interest expense decreased from $996 for the third quarter of fiscal year 2013 to $748 for the third quarter of fiscal year 2014. The decline in net interest expense is a result of a lower weighted average interest rate. The weighted average interest rate of the Company’s outstanding debt obligations declined from 3.7% for the March 2013 quarter to 3.3% for the March 2014 quarter.

Consolidated Earnings from Unconsolidated Affiliates

For the March 2014 quarter, the Company generated $8,930 of income before income taxes, of which $3,585, or 40.1%, was generated from its investments in unconsolidated affiliates. Equity in earnings from unconsolidated affiliates declined $1,198 versus the prior year period. The Company’s 34% share of PAL’s earnings decreased from $4,294 in the third quarter of fiscal year 2013 to $3,230 in the third quarter of fiscal year 2014, which was primarily due to lower gross margins, partially offset by the favorable impact of the timing of deferred revenue recognition related to the EAP cotton rebate program.

Consolidated Income Taxes

The Company’s income tax provision for the quarter ended March 30, 2014 resulted in tax expense of $4,476, with an effective tax rate of 50.1%. The Company’s income tax provision for the quarter ended March 24, 2013 resulted in tax expense of $2,510, with an effective tax rate of 68.3%. The Company’s effective tax rate for each of the periods presented was higher than the U.S. federal statutory rate, primarily due to the unfavorable effects of foreign dividends taxed in the U.S., the impact of state taxes, the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, and losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the third quarter of fiscal year 2014 was $4,743, or $0.25 per basic share, compared to $1,399, or $0.07 per basic share, for the prior year fiscal quarter. As discussed above, the Company’s increased profitability was primarily due to improved gross profit in its Polyester and Nylon Segments and lower net interest expense, which were partially offset by higher SG&A expenses, restructuring charges, lower earnings from unconsolidated affiliates, and higher income tax expense. A lower amount of weighted average shares outstanding for the current quarter also contributed to an increase in earnings per basic share over the prior year quarter.

Year-To-Date Fiscal Year 2014 Compared to Year-To-Date Fiscal Year 2013

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Nine Months Ended
	March 30, 2014		March 24, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$506,150	100.0	$513,220	100.0	(1.4)
Cost of sales	447,909	88.5	465,828	90.8	(3.8)
Gross profit	58,241	11.5	47,392	9.2	22.9
Selling, general and administrative expenses	33,895	6.7	33,941	6.6	(0.1)
Provision for bad debts	186	—	257	0.1	(27.6)
Other operating expense, net	4,008	0.8	1,777	0.3	125.5
Operating income	20,152	4.0	11,417	2.2	76.5
Interest expense, net	1,547	0.3	3,533	0.7	(56.2)
Loss on extinguishment of debt	—	—	1,102	0.2	(100.0)
Other non-operating expense	—	—	96	—	(100.0)
Equity in earnings of unconsolidated affiliates	(14,830)	(2.9)	(6,712)	(1.3)	120.9
Income before income taxes	33,435	6.6	13,398	2.6	149.6
Provision for income taxes	14,151	2.8	7,959	1.5	77.8
Net income including non-controlling interest	19,284	3.8	5,439	1.1	254.6
Less: net (loss) attributable to non-controlling interest	(772)	(0.2)	(680)	(0.1)	13.5
Net income attributable to Unifi, Inc.	$20,056	4.0	$6,119	1.2	227.8

Consolidated Net Sales

Net sales for the March 2014 year-to-date period decreased by $7,070, or 1.4%, as compared to the prior year-to-date period, which was driven by a decline in net sales for the International Segment, partially offset by a slight increase in net sales for the Nylon Segment, while Polyester Segment net sales were relatively unchanged. Consolidated sales volume decreased by 1.0% due to slightly lower sales volumes in all of the reportable segments. Pricing improvements in the Polyester Segment were fully offset by lower volumes. Net Sales for the Nylon Segment increased slightly due to higher pricing, attributable to a richer mix and new PVA programs, partially offset by a slight decline in volume. Net sales decreased in the International Segment primarily due to negative currency translation effects of $10,728 as a result of the weakening of the Brazilian Real against the U.S. dollar and a decline in net sales of $3,925 for the Chinese subsidiary, partially offset by higher volumes in Brazil.

Consolidated Gross Profit

Gross profit for the March 2014 year-to-date period increased by $10,849, or 22.9%, as compared to the prior fiscal year period. Gross profit increased $9,492 and $2,726 for the Polyester and Nylon Segments, respectively, primarily as a result of improved margins attributable to new PVA programs, mix enrichment efforts, declines in raw material costs and lower depreciation expense. These improvements were partially offset by a decrease in gross profit of $1,369 in the International Segment as discussed in further detail below.

Polyester Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Nine Months Ended
	March 30, 2014		March 24, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$286,933	100.0	$286,747	100.0	0.1
Cost of sales	255,763	89.1	265,069	92.4	(3.5)
Gross profit	$31,170	10.9	$21,678	7.6	43.8

The increase in gross profit of $9,492 was primarily a result of higher conversion margins from the Company’s PVA mix enrichment efforts, declines in raw material costs and a decrease of $5,184 in depreciation expense. An increase in sales pricing of 1.4% was offset by a slight volume decrease of 1.3%. The decrease in depreciation expense is due to certain machinery and equipment within the Yadkinville, North Carolina spinning facility becoming fully depreciated and a facility under a capital lease having been turned over to the lessor during the second half of fiscal year 2013 upon reaching the end of the lease term.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 56.7% and 53.5% for the year-to-date period of fiscal year 2014, compared to 55.9% and 45.7% for the year-to-date period of fiscal year 2013, respectively.

Nylon Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Nine Months Ended
	March 30, 2014		March 24, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$118,723	100.0	$117,561	100.0	1.0
Cost of sales	104,230	87.8	105,794	90.0	(1.5)
Gross profit	$14,493	12.2	$11,767	10.0	23.2

The increase in gross profit of $2,726 was primarily due to the improved margins associated with new PVA programs and a decrease in depreciation expense of $502. Sales volumes for the Nylon Segment were essentially unchanged versus the prior year-to-date period. The decrease in depreciation expense is due to certain assets within the Madison, North Carolina facility becoming fully depreciated.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 23.4% and 24.9% for the year-to-date period of fiscal year 2014, compared to 22.9% and 24.8% for the year-to-date period of fiscal year 2013, respectively.

International Segment Gross Profit

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Nine Months Ended
	March 30, 2014		March 24, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$100,494	100.0	$108,912	100.0	(7.7)
Cost of sales	87,916	87.5	94,965	87.2	(7.4)
Gross profit	$12,578	12.5	$13,947	12.8	(9.8)

Gross profit for the International Segment decreased $1,369 from the prior year-to-date period as a result of lower gross profit in both the Brazilian and Chinese operations. Manufactured product sales volume for the Brazilian subsidiary declined 2.3% as a result of pricing pressures from low-priced yarn imports. However, the subsidiary increased overall sales volumes by 6.1% through an increase in sales of lower margin resale yarn. On a local currency basis, gross profit in Brazil increased 3.8%; however, on a U.S. dollar basis, gross profit declined $953, or 8.9%, due to unfavorable currency translation effects of $1,232 caused by the weakened Brazilian Real versus the U.S. dollar.

The decrease in gross profit from the prior year-to-date period for the Chinese operation was due to lower sales volumes as a result of soft market conditions, partially offset by higher unit margins attributable to an improved sales mix.

International Segment net sales and gross profit, as a percentage of total consolidated amounts were 19.9% and 21.6% for the year-to-date period of fiscal year 2014, compared to 21.2% and 29.5% for the year-to-date period of fiscal year 2013, respectively.

Consolidated Selling, General and Administrative Expenses

SG&A expenses were essentially unchanged in total and as a percentage of net sales for the year-to-date period of fiscal year 2014 when compared to the year-to-date period of fiscal year 2013, as reductions in one-time consumer marketing and branding expenses were offset by an increase in variable compensation.

Consolidated Other Operating Expense, Net

The components of other operating expense, net consist of the following:

	For the Nine Months Ended
	March 30, 2014	March 24, 2013
Operating expenses for Renewables	$1,923	$1,686
Restructuring charges, net	1,296	—
Foreign currency transaction losses	368	37
Net loss on sale or disposal of assets	269	184
Other, net	152	(130)
Other operating expense, net	$4,008	$1,777

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing, and administrative costs. Operating expenses for Renewables also includes $247 and $146 of depreciation and amortization expense for the nine months ended March 30, 2014 and March 24, 2013, respectively.

The components of restructuring charges, net consist of the following:

	For the Nine Months Ended
	March 30, 2014	March 24, 2013
Severance	$940	$—
Equipment relocation and reinstallation costs	356	—
Restructuring charges, net	$1,296	$—

Consolidated Interest Expense, Net

Net interest expense decreased from $3,533 for the year-to-date period of fiscal year 2013 to $1,547 for the year-to-date period of fiscal year 2014. The decline in net interest expense is a result of lower average outstanding debt balances and a lower weighted average interest rate, along with interest income of $1,084 in the fiscal year 2014 period related to the settlement of a judicial claim involving the Company’s Brazilian subsidiary. The weighted average interest rate of the Company’s outstanding debt obligations declined from 4.0% for March 2013 year-to-date period to 3.4% for the March 2014 year-to-date period.

Consolidated Earnings from Unconsolidated Affiliates

For the March 2014 year-to-date period, the Company generated $33,435 of income before income taxes, of which $14,830, or 44.4%, was generated from its investments in unconsolidated affiliates. Equity in earnings from unconsolidated affiliates improved $8,118 versus the prior year period. The Company’s 34% share of PAL’s earnings increased from $4,990 in the year-to-date period of fiscal year 2013 to $13,949 in the year-to-date period of fiscal year 2014, primarily due to improved operating margins and an increase in the benefits recognized from the EAP cotton rebate program. The remaining change in earnings from unconsolidated affiliates relates to the decrease in operating results of UNF and UNF America, which was primarily driven by lower gross margins attributable to lower average sales prices and higher unit costs.

Consolidated Income Taxes

The Company’s income tax provision for the nine months ended March 30, 2014 resulted in tax expense of $14,151, with an effective tax rate of 42.3%. The Company’s income tax provision for the nine months ended March 24, 2013 resulted in tax expense of $7,959, with an effective tax rate of 59.4%. The Company’s effective tax rate for each of the periods presented was higher than the U.S. federal statutory rate primarily due to the unfavorable effects of foreign dividends taxed in the U.S., the impact of state taxes, the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, and losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the year-to-date period of fiscal year 2014 was $20,056, or $1.05 per basic share, compared to $6,119, or $0.30 per basic share, for the prior year-to-date period. As discussed above, the Company’s increased profitability was primarily due to improved gross profit in its Polyester and Nylon Segments, higher earnings from its unconsolidated affiliates and lower net interest expense, which were partially offset by restructuring charges and higher income tax expense. A lower amount of weighted average shares outstanding for the current year-to-date period also contributed to an increase in earnings per basic share over the prior year-to-date period.

Non-GAAP Financial Measures

Management continuously reviews several key indicators to assess the performance of the Company’s business and measure its success, as discussed in detail in the 2013 Form 10-K. These include the following Non-GAAP financial measures:

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

The reconciliations of net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA including equity affiliates and Adjusted EBITDA are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Net income attributable to Unifi, Inc.	$4,743	$1,399	$20,056	$6,119
Provision for income taxes	4,476	2,510	14,151	7,959
Interest expense, net	748	996	1,547	3,533
Depreciation and amortization expense	4,525	6,087	12,874	18,718
EBITDA	14,492	10,992	48,628	36,329

Non-cash compensation expense	480	570	2,091	1,896
Loss on extinguishment of debt	—	746	—	1,102
Other	1,203	845	3,749	1,736
Adjusted EBITDA including equity affiliates	16,175	13,153	54,468	41,063

Equity in earnings of unconsolidated affiliates	(3,585)	(4,783)	(14,830)	(6,712)
Adjusted EBITDA	$12,590	$8,370	$39,638	$34,351

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Adjusted EBITDA	$12,590	$8,370	$39,638	$34,351
Non-cash compensation expense	(480)	(570)	(2,091)	(1,896)
Provision for bad debts	137	74	186	257
Other, net	(35)	(51)	(101)	(130)
Segment Adjusted Profit	$12,212	$7,823	$37,632	$32,582

Segment Adjusted Profit by reportable segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Polyester	$6,513	$2,953	$19,331	$15,141
Nylon	3,010	2,216	9,137	7,013
International	2,689	2,654	9,164	10,428
Total Segment Adjusted Profit	$12,212	$7,823	$37,632	$32,582

Liquidity and Capital Resources

Liquidity Summary

The Company’s primary liquidity requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital to meet these requirements are cash generated from operations and borrowings available under its ABL Revolver. For the first nine months of fiscal year 2014, cash generated from operations was $42,437, and at March 30, 2014, excess availability under the ABL Revolver was $62,740. The Company believes that its existing cash balances, cash provided by operating activities and borrowings available under the ABL Revolver will enable the Company to comply with the terms of its indebtedness and meet its current and reasonably foreseeable liquidity requirements, both domestically and for its foreign operations.

As of March 30, 2014, all of the Company’s debt obligations, with the exception of a term loan from one of the Company’s unconsolidated affiliates, were guaranteed by its domestic subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries. As described below, cash and cash equivalents held by our foreign subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations, without potentially incurring incremental taxes due upon their repatriation. The Company employs a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed. For the Company’s U.S., Brazilian and other subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of March 30, 2014:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$61	$6,589	$6,509	$13,159
Borrowings available under ABL Revolver	62,740	—	—	62,740
Liquidity	$62,801	$6,589	$6,509	$75,899

Working capital	$81,834	$48,750	$21,880	$152,464
Total debt obligations	$97,261	$—	$1,250	$98,511

As of March 30, 2014, all cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested.  The Company has plans to repatriate $21,653 of future cash flows generated from its operations in Brazil and has a deferred tax liability of $7,579 to reflect the additional income tax that would be due as a result of these plans.  The Company currently has no plans to repatriate other cash balances held outside the United States.  However, if such other balances were to be repatriated, additional tax payments could result. As of March 30, 2014, $64,865 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings.  Computation of the potential tax liabilities associated with unremitted earnings permanently reinvested is not practicable.

Working Capital

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	March 30, 2014	June 30, 2013
Receivables, net	$97,390	$98,392
Inventories	110,916	110,667
Accounts payable	(53,276)	(45,544)
Accrued expenses (1)	(16,373)	(18,383)
Adjusted Working Capital	138,657	145,132
Cash and cash equivalents	13,159	8,755
Other current assets	7,202	9,016
Accrued interest	(99)	(102)
Other current liabilities	(6,455)	(916)
Working capital	$152,464	$161,885
(1)	Excludes accrued interest

Adjusted Working Capital decreased due to higher accounts payable of $7,732, partially offset by a decrease in accrued expenses of $2,010. The higher level of accounts payable is a result of increased purchasing activity and the timing of vendor payments. The decrease in accrued expenses is due to the payment of variable compensation and property tax amounts and lower utility accruals. Working capital decreased primarily due to the aforementioned change in Adjusted Working Capital, along with higher other current liabilities of $5,539, which reflect an increase in the current portion of long-term debt of $4,840, partially offset by an increase in cash and cash equivalents of $4,404.

Capital Expenditures

In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures. During the first nine months of fiscal year 2014, the Company spent $13,390 on capital expenditures, and the Company estimates its capital expenditure requirements to be approximately $17,000 for the full fiscal year. The current year’s capital expenditures are focused primarily on improving the Company’s manufacturing flexibility and capability to produce PVA products, adding to the capacity, flexibility and efficiency of the Company’s Yadkinville texturing facility and increasing the capacity of the recycling facility.

For fiscal year 2015, the Company currently estimates its capital expenditure requirements will be approximately $27,000, which is inclusive of approximately $8,000 to $10,000 of annual maintenance capital expenditures (expenditures that extend the useful life of the asset and/or increase the capabilities or production capacity of existing assets). The current estimate for fiscal year 2015 increased from the previous estimate of $14,000 to reflect subsequently anticipated initiatives to expand existing business and pursue PVA growth opportunities, especially for REPREVE, that would require additional capital expenditures to implement.

As a result of our increasing focus on REPREVE® and other PVA yarns as part of our mix enrichment strategy, we may incur additional capital expenditures beyond the amounts currently estimated in order to expand our manufacturing capabilities for these products, and we may be required to increase the amount of our working capital. If our strategy is successful, we would expect higher gross profit as a result of the improved mix from the higher-margin PVA yarns. In addition, the Company may incur additional capital expenditures as it pursues new, currently unanticipated, opportunities to expand its production capabilities, for strategic growth initiatives or to further streamline its manufacturing processes.

Debt Obligations

The following table presents the balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of an interest rate swap) as well as the applicable current portion of long-term debt:

	Scheduled	Weighted Average Interest Rate as of	Principal Amounts as of
	Maturity Date	March 30, 2014	March 30, 2014	June 30, 2013
ABL Revolver	March 2019	3.4%	$25,400	$52,500
ABL Term Loan	March 2019	3.1%	68,000	42,800
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(1)	(2)	3,861	1,203
Total debt			98,511	97,753
Current portion of long-term debt			(4,905)	(65)
Total long-term debt			$93,606	$97,688

(1)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(2)	Fixed interest rates for capital lease obligations range from 2.3% to 4.6%.

The Company entered into a Fourth Amendment to its Credit Agreement on March 28, 2014 , which, among other things: (i) increased the ABL Term Loan by $18,000 to $68,000; (ii) beginning October 1, 2014, requires $2,125 of fixed quarterly payments on the ABL Term Loan; (iii) extended the maturity date of the ABL Facility from May 24, 2018 to March 28, 2019; (iv) modified the calculation of the fixed charge coverage ratio to exclude certain capital expenditures, at the election of the Company, through June 30, 2015, subject to a maximum exclusion of $18,000 for any consecutive twelve month period and other limitations; and (v) modified the definition of the “Trigger Level”, such that it is reached when excess availability under the ABL Revolver falls below the greater of $10,000, 20% of the maximum revolver amount or 12.5% of the sum of the maximum revolver amount plus the outstanding principal amount of the ABL Term Loan. The $18,000 increase to the ABL Term Loan provides additional liquidity to expand production capabilities, streamline the manufacturing process or make investments in strategic growth opportunities.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2014 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2014	2015	2016	2017	2018	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$25,400
ABL Term Loan	—	6,375	8,500	8,500	8,500	36,125
Term loan from unconsolidated affiliate	—	—	1,250	—	—	—
Capital lease obligations	162	661	681	634	558	1,165
Total debt	$162	$7,036	$10,431	$9,134	$9,058	$62,690

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

Stock Repurchase Program

During the third quarter of fiscal year 2014, the Company completed its repurchase of shares under its $50,000 2013 SRP that had been approved by the Board in January 2013. On April 23, 2014, the Board approved a new stock repurchase program (the “2014 SRP”) to authorize the Company to acquire up to an additional $50,000 of common stock. Under the 2014 SRP, the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times, manner and prices as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Nine Months Ended
	March 30, 2014	March 24, 2013
Cash receipts:
Receipts from customers	$506,500	$515,109
Dividends from unconsolidated affiliates	9,832	10,531
Other receipts	6,500	633

Cash payments:
Payments to suppliers and other operating costs	375,703	388,669
Payments for salaries, wages and benefits	87,890	83,096
Payments for restructuring and severance	2,077	—
Payments for interest	2,474	3,543
Payments for taxes	8,294	4,604
Other	404	1,435
Adjusted net cash provided by operating activities	45,990	44,926
Adjustment for excess tax benefit on stock-based compensation plans (1)	(3,553)	—
Net cash provided by operating activities	$42,437	$44,926
(1)

Adjustment for excess tax benefit on stock-based compensation plans represents the classification of the tax benefit realized from share-based payment awards within net cash used in financing activities with a corresponding offset to net cash provided by operating activities.

The decline in receipts from customers is due to lower sales as a result of slightly lower volumes and the negative effects of currency translation due to the weakening of the Brazilian Real against the U.S. dollar, partially offset by sales mix improvements. Other receipts include the return of utility and value-added tax deposits of $4,805, plus associated interest of $1,225, and other interest income. The decrease in payments to suppliers and other operating costs is primarily a result of lower sales and production volumes. The increase in payments for salaries, wages and benefits is primarily due to higher variable compensation, partially offset by lower executive compensation. Payments for restructuring and severance primarily relate to the relocation of certain machinery in the U.S. and El Salvador and payments to two former executive officers. The decline in payments for interest was due to both a lower average outstanding debt balance and a lower weighted average interest rate. The Company’s payments for taxes increased primarily due to increased domestic profitability.

Cash Used in Investing Activities and Financing Activities

The Company utilized $10,964 for net investing activities and utilized $26,993 for net financing activities during the nine months ended March 30, 2014. Significant investing activities include $13,390 for capital expenditures, which primarily relate to improving the Company’s manufacturing flexibility and capability to produce PVA products, adding to the capacity, flexibility and efficiency of the Company’s Yadkinville texturing facility and increasing the capacity of the recycling facility. Receipts for investing activities include $2,186 of proceeds from the sale of assets. Significant financing outflows include cash payments of $30,715 for the repurchases of Company stock made under the 2013 SRP and $1,900 for net cash payments on the ABL Facility, partially offset by $3,056 of proceeds received from stock option exercises.

Contractual Obligations

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. As of March 30, 2014, material changes to cash payments due under the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the 2013 Form 10-K were as follows:

●

The maturity dates, payment terms, and principal balances for the Company’s indebtedness have been modified and the Company has entered into capital leases during the three months ended March 30, 2014. See “Note 12. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Form 10-Q for further detail.

●

The Company has recorded a contingent consideration liability in connection with a business combination described in more detail in “Note 4. Acquisition” and “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Condensed Consolidated Financial Statements included in this Form 10-Q. The Company expects contingent consideration payments of $98, $1,147, and $1,342, discounted to present value, in the remainder of fiscal year 2014, fiscal years 2015 through 2016, and fiscal years 2017 through 2019, respectively.

●

Purchase obligations for agreements to purchase goods and services that are enforceable and legally binding have increased by approximately $5,805, the majority of which reflects the Company’s planned capital expenditures for the current and next fiscal year. See “Capital Expenditures” within the “Liquidity and Capital Resources” section of “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further detail regarding the Company’s planned capital expenditures.

There have been no further material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the 2013 Form 10-K.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with changes in interest rates, fluctuations in currency exchange rates and raw material and commodity risks, which may adversely affect its financial position, results of operations and cash flows. The Company does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  The Company has borrowings under its ABL Revolver and ABL Term Loan that total $93,400 and contain variable rates of interest; however, the Company hedges a significant portion of this interest rate variability using an interest rate swap.  As of March 30, 2014, after considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of March 30, 2014 would result in an increase of $117 in annual cash interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency contracts to hedge this exposure. For certain foreign currency denominated sales transactions, the Company may hedge all or a portion of the sales value of these orders by using currency contracts. The maturity dates of the currency contracts are intended to match the anticipated collection dates of the receivables. The Company may also enter into currency contracts to hedge its exposure for certain equipment or inventory purchase commitments which are denominated in foreign currencies. As of March 30, 2014, the Company does not have a significant amount of exposure related to any foreign currency contracts, and the latest maturity date for any such contract is in July 2014.

As of March 30, 2014, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 18.2% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of March 30, 2014, $11,825, or 89.9%, of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $834 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of March 30, 2014 is provided in “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 30, 2014, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the Company’s third quarter of fiscal year 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended March 30, 2014, all of which were made under the 2013 SRP, which authorized the repurchase of up to $50,000 of common stock. With these purchases, the 2013 SRP was completed.

On April 23, 2014, the Board approved the 2014 SRP, which authorizes the Company to acquire up to an additional $50,000 of the Company’s common stock. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time.

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/30/13	–	1/30/14	28	$22.19	28	$11,397
1/31/14	–	2/28/14	300	$23.28	300	4,405
3/1/14	–	3/30/14	174	$25.33	174	—
	Total		502	$23.93	502

Repurchases are subject to applicable limitations and requirements set forth in the ABL Facility. For additional information, including information regarding limitations on payment of dividends and share repurchases, see “Note 12. Long Term Debt” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

4.1

Third Amendment to Credit Agreement, dated as of January 16, 2014, by and among the Registrant and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated March 28, 2014).

4.2

Fourth Amendment to Credit Agreement, dated as of March 28, 2014, by and among the Registrant and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated March 28, 2014).

4.3

Second Amendment to Guaranty and Security Agreement, dated as of March 28, 2014, by among the Grantors listed therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated March 28, 2014).

10.1+	Third Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated March 28, 2014 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc.

31.1+	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC. (Registrant)

Date:	May 9, 2014	By:	/s/ JAMES M. OTTERBERG
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

4.1

Third Amendment to Credit Agreement, dated as of January 16, 2014, by and among the Registrant and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated March 28, 2014).

4.2

Fourth Amendment to Credit Agreement, dated as of March 28, 2014, by and among the Registrant and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated March 28, 2014).

4.3

Second Amendment to Guaranty and Security Agreement, dated as of March 28, 2014, by among the Grantors listed therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (Reg No. 001-10542) dated March 28, 2014).

10.1+	Third Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated March 28, 2014 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc.

31.1+	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith