Form 10-K
period 2014-06-29
UNIFI INC
filed 2014-09-10
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of December 29, 2013, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $441,335,143. The registrant has no non-voting stock.

As of September 3, 2014, the number of shares of the registrant’s common stock outstanding was 18,313,959.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 22, 2014, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future economic performance, considering the information currently available to management. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive,” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements. These statements are not statements of historical fact; they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement. Factors that could contribute to such differences include, but are not limited to:

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

●	changes in consumer spending, customer preferences, fashion trends and end-uses for products;

●	the financial condition of the Company’s customers;

●	the loss of a significant customer;

●	the success of the Company’s strategic business initiatives;

●	the continuity of the Company’s leadership;

●	volatility of financial and credit markets;

●	the ability to service indebtedness and fund capital expenditures and strategic initiatives;

●	availability of and access to credit on reasonable terms;

●	changes in currency exchange, interest or inflation rates;

●	the ability to reduce production costs;

●	the ability to protect intellectual property;

●	employee relations;

●	the impact of environmental, health and safety regulations;

●	the operating performance of joint ventures and other equity investments;

●	the accurate financial reporting of information from equity method investees; and

●	other factors discussed below in “Item 1A. Risk Factors” or the Company’s other periodic reports and information filed with the Securities and Exchange Commission (the “SEC”).

All such factors are difficult to predict, and they contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the impact of each such factor on the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, except as may be required by federal securities law.

In light of all the above considerations, we reiterate that forward-looking statements are not guarantees of future performance, and we caution you not to rely on them as such.

PART I

Fiscal Year

The Company’s fiscal year ends on the last Sunday in June. The Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal years end on June 30th. The Company’s fiscal years 2014, 2013 and 2012 ended on June 29, 2014, June 30, 2013 and June 24, 2012, respectively, and there were no significant transactions or events that occurred between the Company’s fiscal year ends and its subsidiaries’ fiscal year ends. The Company’s fiscal years 2014, 2013 and 2012 consisted of 52 weeks, 53 weeks and 52 weeks, respectively.

Presentation

All dollar and other currency amounts, as well as share amounts (except per share amounts), are presented in thousands (000s), except as otherwise noted.

Item 1. BUSINESS

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “we”, the “Company” or “Unifi”), is a multi-national manufacturing company that processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns; each is available in virgin or recycled varieties (the latter made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and covered spandex products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and it has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”). The Company’s principal geographic markets for its products are located in the U.S., Canada, Mexico, Central America and South America. In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s PVA and other specialty products in the Asian textile market, primarily in China, as well as in the European market.

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

●

The Nylon Segment manufactures textured nylon and covered spandex yarns, with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets. The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

●

The International Segment’s products primarily include textured polyester and various types of resale yarns and staple fiber. The International Segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions. This segment includes a manufacturing location and sales offices in Brazil and a sales office in China.

Other information for the Company’s reportable segments, including revenues, a measurement of profit or loss, and total assets by segment, is provided in “Note 26. Business Segment Information” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Strategy and Significant Developments

For the fifth consecutive fiscal year, the Company reported net income, which was $28,823 or $1.52 per basic share for fiscal year 2014, as our Polyester and Nylon Segments improved significantly, driven by growth in PVA products as part of our continued mix enrichment strategy, and lower polyester raw material costs. Our International Segment, which did not meet expectations but showed improvement as the year progressed, was impacted negatively by lower margins in Brazil due to price pressures from competing imported yarn and the devaluation of the Brazilian currency and lower sales volumes by our Chinese subsidiary due primarily to soft market conditions.

Core Business Strategies

The Company remains committed to making improvements to its core business, growing the market for its value-added products, and generating positive cash flow from operations to fund select strategic growth opportunities and share repurchases. The Company’s core strategies include: continuously improving all operational and business processes; enriching our product mix by aggressively growing our PVA products and increasing our market share of compliant yarns; deriving value from sustainability based initiatives, including polyester and nylon recycling; increasing sales in global growth markets, including Central America, Brazil, and China; and maintaining our beneficial joint venture relationships. The Company expects to continue to focus on these strategies through investments in select product and geographic growth opportunities related to its core business.

PVA Products and REPREVE®

The Company remains committed to growing the business for its value-added products and believes its research and development work with brands and retailers continues to create new, world-wide sales opportunities. The Company believes it can continue to increase its PVA sales as a percentage of its overall sales volume and grow its global PVA sales, by approximately 10-12% per year, to create overall mix enrichment and margin gains. The Company’s PVA products now represent approximately 27% of its consolidated sales. The Company’s strategy of enriching its product mix through a focus on PVA products helps insulate it from the pressures of imports of low-priced commodity yarn and helps to establish the Company as an innovation leader in its core markets.

REPREVE® is the flagship brand in the Company’s PVA portfolio, and continues to grow at a faster pace than other PVA products. As part of our efforts to expand consumer brand recognition of REPREVE®, the Company was again the official recycling partner of ESPN at the X Games Aspen 2014 in January, and we have developed new branding partnerships with Marvel Universe and the National Football League’s Detroit Lions. The increasing success and consumer awareness of our REPREVE® brand continues to provide new opportunities for growth, allowing us to expand into new end-uses and markets for REPREVE®, as well as continuing to grow the brand with current customers. REPREVE® yarns can now be found in many well-known brands and retailers, including Ford, Haggar’s Life Khaki, Polartec, The North Face, Patagonia, Quiksilver, Volcom, REI, Perry Ellis, Sears, Macy’s, Kohl’s, Greg Norman and Belk department stores.

PVA Expansion and Capital Spending

The Company’s recycling facility in Yadkinville, North Carolina, has allowed the Company (i) to expand the REPREVE® brand by increasing the amount and types of recyclable materials that can be used in the manufacturing process and (ii) to develop and commercialize PVA products that meet the sustainability demands for brands and retailers. During fiscal year 2014, we spent $19,091 on capital expenditures, which included completing the installation of our second recycling center expansion, adding 30 million pounds of annual capacity. The Company expects capital expenditures to double for fiscal year 2015. We expect to increase our polyester yarn capacity by adding texturing machines to the Company’s locations in Yadkinville, North Carolina, Madison, North Carolina and El Salvador and to improve our manufacturing flexibility, including small production run capabilities. These initiatives are designed to support the Company’s mix enrichment strategies, while also improving our ability to better service customers and handle an increasingly complex product mix. In addition, to further leverage the continued success and growth of REPREVE® and to secure our future supply of plastic bottles, the Company is also exploring potential backward integration opportunities into bottle washing.

Developments in Principal Markets

The Company believes apparel production is growing in the regions covered by the North American Free Trade Agreement (“NAFTA”) and the Central American Free Trade Agreement (“CAFTA”), which regions comprise the principal markets for the Company’s domestic operations. The share of apparel production for these regions as a percentage of U.S. retail has stabilized at approximately 18%, while retail consumption has grown – especially for apparel made with synthetic yarns. The CAFTA region, which continues to be a competitive alternative to Asian supply chains for textile products, has maintained its share of synthetic apparel supply to U.S. retailers. The share of synthetic apparel versus cotton apparel has increased and provided growth for the consumption of synthetic yarns within the CAFTA region. The Company expects incremental growth into the foreseeable future, as retailers and brands maintain regional sourcing as part of their overall sourcing plans, retail sales grow, and consumer preferences continue toward synthetic from cotton apparel.

Our Brazilian subsidiary was negatively impacted during fiscal year 2014 by price pressures from imported fiber, fabric and finished goods; the inflation rate in Brazil; and devaluation of the Brazilian Real. The Company continues to work on (i) aggressively pursuing mix enrichment by working with customers to develop programs using our differentiated products as well as our branded PVA yarns, including REPREVE®, and (ii) implementing process improvements and manufacturing efficiency gains that will help lower per unit costs.

Our Chinese operation remains an important part of the Company’s global PVA strategy as it allows us to service customers who have global operations. For fiscal year 2014, market conditions have been soft and capacity utilization rates have been low throughout the Chinese textile industry, which led to lower than expected sales volumes. However, interest and demand for the Company’s PVA products in the region are expected to increase, and we are encouraged by development projects underway with key brands and retailers.

Stock Repurchases

In March 2014, the Company completed the $50,000 stock repurchase program approved by the Board of Directors (“Board”) in January 2013. In April 2014, the Board approved a new stock repurchase program to acquire up to an additional $50,000 of the Company’s common stock. As of September 3, 2014, the Company has repurchased a total of 2,592 shares, at an average price of $21.54, under these repurchase programs. The Company will continue to evaluate opportunities to use excess cash flow from operations or existing borrowings to repurchase additional stock under the new repurchase program, while maintaining sufficient liquidity to support its operational needs and fund future strategic growth opportunities.

Industry Overview

The Company operates in the textile industry and, within it, the respective markets for yarns, fabrics, fibers and end-use products such as apparel and hosiery, automotive upholstery, industrial and home furnishings. The textile industry is global, although there are several distinctive regional or other geographic markets that often shape the business strategies and operations of participants in the industry. Because of free trade agreements and other trade regulations by the U.S. government, the U.S. textile industry, which is otherwise a distinctive geographic market on its own, is often considered in conjunction with other geographic markets or regions in North, South and Central America, such as the regions covered by either or both of NAFTA and CAFTA. As discussed above and elsewhere, the Company’s principal markets for its domestic operations are in the regions covered by NAFTA and CAFTA, which together include the countries of Canada, Mexico, Costa Rica, Guatemala, Honduras, El Salvador, Nicaragua, the Dominican Republic and the U.S.

According to data compiled by Petrochemical Consultants International, global demand for polyester yarns, which includes both filament and staple yarns, has grown steadily since 1980, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide sales.  In calendar year 2013, global polyester consumption accounted for an estimated 54% of global fiber consumption, and demand is projected to increase by approximately 4% annually through 2020.  In calendar year 2013, global nylon consumption accounted for an estimated 5% of global fiber consumption, and demand is projected to increase by approximately 1-2% annually through 2020. The polyester and nylon fiber sectors together accounted for approximately 60% of U.S. textile consumption during calendar year 2013.

According to the National Council of Textile Organizations, the U.S. textile industry’s total shipments were $56.6 billion for calendar year 2013.  The industrial and consumer-type products, floor covering, apparel, and home textiles markets account for 48%, 36%, 12% and 4% of total production, respectively. During calendar year 2013, the U.S. textile industry exported nearly $18 billion of textile products, and the industry has grown by 41% since 2009, an increase of over $5.2 billion. The U.S. textile industry remains a large manufacturing employer in the U.S.

Trade Regulation and Rules of Origin

The duty rate on imports into the U.S. of finished apparel categories that utilize polyester and nylon yarns generally range from 16% to 32%. Over the last decade, imports of fabric and finished goods into the U.S. have increased significantly from countries that do not participate in free trade agreements or trade preference programs, despite duties charged on those imports. The primary drivers for that growth were lower overseas operating costs, foreign government subsidization of textile industries, increased overseas sourcing by U.S. retailers, the entry of China into the World Trade Organization, and the staged elimination of all textile and apparel quotas. Although global apparel imports represent a significant percentage of the U.S. market, Regional FTAs (as described below), which follow general “yarn forward” rules of origin, allow duty free advantages for apparel made from regional fibers, yarns and fabrics, allowing the Company opportunities to participate in this growing market.

A significant number of the Company’s customers in the apparel market produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by NAFTA, CAFTA, and the Colombia and Peru free trade agreements (collectively, the “Regional FTAs”). These Regional FTAs contain rules of origin requirements in order for products covered by them to be eligible for duty-free treatment. In the case of textiles such as fabric, yarn (such as POY), fibers (filament and staple) and certain garments made from them, the products are generally required to be fully formed within the respective regions. The Company is the largest filament yarn manufacturer, and one of the few producers of qualifying synthetic yarns, in the regions covered by these agreements.

U.S. legislation commonly referred to as the “Berry Amendment” stipulates that certain textile and apparel articles purchased by the U.S. Department of Defense must be manufactured in the U.S. and must consist of yarns and fibers produced in the U.S. The Company is the largest producer of such yarns for Berry Amendment compliant programs.

The Company refers to fibers sold with specific rules of origin requirements under the Regional FTAs, and fibers sold with rule of origin requirements under the Berry Amendment, as “Compliant Yarns”. On a consolidated basis, approximately 50% of the Company’s sales are sold as Compliant Yarns under the terms of the Regional FTAs or the Berry Amendment.

In the last five years, the share of apparel production for the NAFTA and CAFTA regions as a percentage of U.S. retail has stabilized at approximately 18%, while retail consumption has grown for apparel made with synthetic yarns. This trend supports the Company’s view that the remaining synthetic apparel production within these regional markets is more specialized and defensible, and, in some cases, apparel producers are bringing programs back to the regions as part of a balanced sourcing strategy of some retailers and brands.

The Company believes the requirements of the rules of origin and the associated duty-free cost advantages in the Regional FTAs, together with the Berry Amendment and the growing need for quick response and inventory turns, will ensure that a portion of the existing textile industry will remain based in the Americas. The Company expects that the NAFTA and CAFTA regions will continue to maintain their share of apparel production as a percentage of U.S. retail. Because the Company is the largest of only a few significant producers of Compliant Yarns under these Regional FTAs, one of the Company’s business strategies is to continue to leverage its eligibility status for duty-free processing to increase its share of business with regional and domestic fabric producers who ship their products into these regions.

Over the longer term, however, the textile industry in the U.S. and the NAFTA and CAFTA regions are likely to be impacted when and if negotiations are concluded for the proposed TransPacific Partnership Free Trade Agreement (“TPP”). Countries currently participating in the TPP negotiations, which have been ongoing for several years, include Australia, Brunei, Canada, Chile, Malaysia, Mexico, Japan, New Zealand, Peru, Singapore, Vietnam and the U.S. The U.S. government has presented a yarn forward rule of origin for inclusion in the TPP, which (if accepted) would provide certain protections for textile and apparel producers in the U.S. and NAFTA and CAFTA regions, but negotiations on that and other important market access issues for textiles and apparel have not been completed. Several participants, including Vietnam, are pressing for immediate duty-free market access to these regional markets and a more liberal rule of origin, either of which would have significant adverse effects on the textile industry and apparel market in the U.S. and the NAFTA and CAFTA regions. While the completion of negotiations for the TPP (and its implementation following possible completion) is not expected to occur in the near term, numerous participants in the U.S. textile industry are actively engaged in initiatives to eliminate or reduce the likelihood of such an adverse outcome, or at least to delay the full potential of its impact. The Company’s long-term business strategies are also focused on ways to maintain the Company’s profitability when and if the TPP is concluded and implemented.

Competition

The industry in which the Company operates is global and highly competitive. The Company competes not only as a global yarn producer, but also as part of a regional supply chain for certain textile products. For sales of Compliant Yarns, the Company competes with a limited number of foreign and domestic producers of polyester and nylon yarns. For sales of non-Compliant Yarns, the Company competes with a larger number of foreign and domestic producers of polyester and nylon yarns, who can meet the required customer specifications of quality, reliability and timeliness. The Company is affected by the importation of textile, apparel and hosiery products, which adversely impacts demand for polyester and nylon yarns from the Company in certain of its markets. Several foreign competitors in the Company’s supply chain have significant competitive advantages, including lower wages, raw material costs and capital costs, and favorable currency exchange rates against the U.S. dollar, any of which could make the Company’s products, or the related supply chains, less competitive. While competitors have traditionally focused on high volume commodity products, they are now increasingly focused on specialty and value-added products for which the Company has been able to generate higher margins.

The Company’s major competitors for polyester yarns are O’Mara, Inc. and NanYa Plastics Corp. of America (“NanYa”) in the U.S.; AKRA, S.A. de C.V. in the NAFTA region; and C S Central America S.A. de C.V. in the U.S. and CAFTA region. The Company’s major competitors in Brazil are Avanti Industria Comercio Importacao e Exportacao Ltda., Polyenka Ltda., and other imported yarns and fibers. The Company’s major competitors for nylon yarns are Sapona Manufacturing Company, Inc. and McMichael Mills, Inc. in the U.S.

In Brazil, Petrosuape-Companhia Petroquimica de Pernambuco (“Petrosuape”), a subsidiary of Petrobras Petroleo Brasileiro S.A., a public oil company controlled by the Brazilian government, has constructed a polyester manufacturing complex located in the northeast sector of the country. Petrosuape is expected to produce PTA, polyethylene terephthalate (“PET”) resin, POY and textured polyester. Once fully operational, Petrosuape will most likely be a significant competitor because its textured polyester operations are expected to have approximately twice the capacity of the Company’s subsidiary, Unifi do Brasil. Petrosuape’s textured polyester operation started limited production in July 2010 and is expected to be in full commercial production by the middle of calendar year 2015.

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Polyester Segment is NanYa for Chip and POY. For the International Segment, Reliance Industries, Ltd (“Reliance”) is the main supplier for POY. The primary suppliers of POY to the Nylon Segment are HN Fibers, Ltd., U.N.F. Industries Ltd. (“UNF”), UNF America, LLC (“UNF America”), Invista S.a.r.l. (“INVISTA”), Universal Premier Fibers, LLC, and Nilit US (“Nilit”). (Each of UNF and UNF America is a 50/50 joint venture between the Company and Nilit.) Currently, there are numerous suppliers available to fulfill the Company’s sourcing requirements for its recycled products.

The Company produces and buys certain of its raw material fibers for Compliant Yarns from a variety of sources in both the U.S. and Israel. The Company produces a portion of its Chip requirements in its recycling center and purchases the remainder of its requirements from external suppliers for use in its spinning facility. In addition, the Company purchases nylon and polyester products for resale from various suppliers. Although the Company does not generally have difficulty in obtaining its raw material requirements, the Company has, in the past, experienced interruptions or limitations in the supply of certain raw materials.

Products and Related Markets

The Company manufactures polyester yarn and related products in the U.S., El Salvador and Brazil, and nylon yarns in the U.S. and Colombia, for a wide range of end-uses. In addition, the Company purchases certain yarns for resale to its customers. The Company processes and sells POY, as well as high-volume commodity yarns, and PVA and other specialty yarns in both domestic and international markets, with PVA yarns making up approximately 27% of consolidated sales for fiscal year 2014. The Company provides products to a variety of end-use markets, the principal ones of which are the apparel market, the industrial market, the furnishings market and the automotive upholstery market.

The apparel market, which includes hosiery, represents approximately 65% of the Company’s sales. Apparel retail sales, supply chain inventory levels and strength of the regional supply base are vital to this market. Generally, synthetic apparel consumed in the U.S. grows 5% to 6% per year and, over the last five years, the Regional FTAs share of supply of U.S. synthetic apparel has remained constant at approximately 18%.

The industrial market represents approximately 15% of the Company’s sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics and awnings.

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

The Company also adds value to the overall supply chain for textile products, and increases consumer demand for the Company’s own products, through the development and introduction of branded yarns that provide unique sustainability, performance, comfort and aesthetic advantages. The Company’s branded portion of its yarn portfolio continues to provide product differentiation to brands, retailers and consumers, and it includes products such as:

●

REPREVE®, a family of eco-friendly yarns made from recycled materials. Since its introduction in 2006, REPREVE® has been the Company’s most successful branded product. The Company’s recycled performance fibers are manufactured to provide certain performance and/or functional properties to various types of fabrics and end products. REPREVE® can be found in the products of well-known brands and retailers, including Ford, Haggar’s Life Khaki, Polartec, The North Face, Patagonia, Quiksilver, Volcom, REI, Perry Ellis, Sears, Macy’s, Kohl’s, Greg Norman and Belk department stores.

●

Sorbtek®, a permanent moisture management yarn primarily used in performance base layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items. Sorbtek® can be found in many well-known apparel brands, including adidas and Asics, and is also used by MJ Soffe and New Balance for certain U.S. military products.

●	Reflexx®, a family of stretch yarns that can be found in a wide array of end-use applications, from home furnishings to performance wear and from hosiery and socks to work wear and denim.

●	aio® all-in-one performance yarns combine multiple performance properties into a single yarn.

●	A.M.Y. ®, a yarn with permanent antimicrobial properties for odor control.

Customers

The Company’s Polyester Segment has approximately 360 customers, its Nylon Segment has approximately 160 customers and its International Segment has approximately 570 customers in a variety of geographic markets. The Company’s products are manufactured based upon product specifications by the respective customers and are shipped based upon customer order requirements. Customer payment terms are generally consistent across the segments and are based on prevailing industry practices for the sale of yarn domestically or internationally.

The Company’s consolidated sales are not materially dependent on a single customer or a small group of customers; no single customer accounts for ten percent or more of the Company’s consolidated sales. The Company’s top ten customers accounted for approximately 33% of consolidated sales for fiscal year 2014 and approximately 33% of receivables as of June 29, 2014. The Company’s sales within its Nylon Segment are materially dependent upon sales to Hanesbrands, Inc., a domestic customer that accounted for approximately 32% of the Nylon Segment’s sales for fiscal year 2014.

Geographic Data

Geographic information reported in conformance with generally accepted accounting principles is included in “Note 26. Business Segment Information” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Sales and Marketing

The Company employs an internal sales force of approximately 40 persons operating out of sales offices in the U.S., Brazil, China, El Salvador, Colombia and Europe. The Company relies on independent sales agents for sales in several other countries. The Company seeks to create strong customer relationships and ways to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, the Company has created significant pull-through sales and brand recognition for its products. For example, the Company works with brands and retailers to educate and create demand for its value-added products. The Company then works with key fabric mill partners to develop specific fabric for those brands and retailers utilizing its PVA products. Based on the establishment of many commercial and branded programs, this strategy has been successful for the Company.

Manufacturing Processes

The Company uses advanced production processes to manufacture its high quality yarns cost-effectively. The Company believes that its flexibility and know-how in producing specialty yarns provides important development and commercialization advantages. The Company produces polyester POY for its commodity, PVA and other specialty yarns in its polyester spinning facility located in Yadkinville, North Carolina. The POY can be sold externally or further processed internally. The Company produces recycled polyester Chip at the Repreve Recycling Center at its Yadkinville location. This facility allows the Company to improve the availability of recycled raw materials and significantly increase product capabilities and competitiveness in the growing market for REPREVE®.

Additional processing of the Company’s polyester yarn products includes texturing, package dyeing, twisting, beaming and draw winding. The texturing process, which is common to both polyester and nylon, involves the use of high-speed machines to draw, heat and false-twist POY to produce yarn with different physical characteristics, depending on its ultimate end-use. Texturing gives the yarn greater bulk, strength, stretch, consistent dye-ability and a softer feel, thereby making it suitable for use in the knitting and weaving of fabric. Package dyeing allows for matching of customer-specific color requirements for yarns sold into the automotive, home furnishings and apparel markets. Twisting incorporates real twist into filament yarns, which can be sold for a variety of uses, such as sewing thread, home furnishings and apparel. Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications. The draw winding process utilizes heat and draws POY to produce mid-tenacity, flat yarns.

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

Research and Development

The Company employs approximately 80 persons who work closely with the Company’s customers and others to develop a variety of yarns and improvements to the performance properties of existing yarns and fabrics. Among other things, the Company evaluates trends and uses the latest technology to create innovative specialty and PVA yarns that meet the needs of evolving consumer preferences. The Company also includes, as part of its research and development initiatives, the use of continuous improvement methodologies to increase its manufacturing and other operational efficiencies, both to enhance product quality and to derive cost savings. For fiscal years 2014, 2013 and 2012, the Company incurred $7,921, $6,938 and $6,763, respectively, for research and development costs (including salaries and benefits of its personnel involved in those efforts) with respect to its product development or improvement initiatives.

Intellectual Property

The Company has numerous U.S. registered trademarks. Due to its current brand recognition and potential growth opportunities, the Company believes that REPREVE® is its most significant trademark. Ownership rights in U.S. registered trademarks do not expire if the trademarks are continued in use and properly protected. Repreve Renewables, LLC, in which the Company has a 60% membership interest, also has a global, exclusive license to the proprietary biomass variety, FREEDOM® Giant Miscanthus, developed by Mississippi State University.

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

Seasonality

The Company is not significantly impacted by seasonality. Excluding the effects of fiscal years with 53 weeks rather than 52 weeks, the most significant effects on the Company’s results of operations for particular periods during a year are due to planned manufacturing shutdowns by either the Company or its customers for certain holiday or traditional shutdown periods, which are not concentrated in any one particular season.

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

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l (“Invista”). The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and to clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site, which was from 2004 to 2008. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont, and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Repreve Renewables, LLC

Repreve Renewables, LLC (“Renewables”), in which the Company has a 60% membership interest (and which is separate from and unrelated to the Company’s REPREVE® yarn products), is focused on the development and commercialization of a proprietary suite of establishment technologies and a patented plant variety, FREEDOM® Giant Miscanthus (“FGM”). Using Renewables’ technologies, FGM can be grown on marginal and underutilized land, providing feedstock for various markets, including animal bedding, biofuel, bio-power, pulp and paper, and other bio-based products. During fiscal year 2014, Renewables made significant progress in securing commercial-scale trials with leading integrators within the poultry bedding industry. Renewables’ near-term focus will be on developing the poultry bedding market, and the Company intends to assist Renewables in meeting this objective. Other information regarding Renewables is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 21. Other Operating Expense, Net” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Unconsolidated Affiliates

The Company participates in two joint ventures that are suppliers to the Company’s Nylon Segment, with one located in the U.S. and one in Israel. The Company also participates in Parkdale America, LLC (“PAL”), which is a joint venture between the Company and Parkdale Incorporated (“Parkdale”) that is a domestic cotton and synthetic spun yarn manufacturer. As of June 29, 2014, the Company had $99,229 recorded for these investments in unconsolidated affiliates. For fiscal year 2014, $19,063 of the Company’s $47,881 of income before income taxes was generated from its investments in these unconsolidated affiliates, of which $17,846 was attributable to PAL. Other information regarding the Company’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 23. Investments in Unconsolidated Affiliates and Variable Interest Entities” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Available Information

The Company’s website is: www.unifi.com. The information on our website is available for informational purposes and convenience only, and is not incorporated by reference in this Annual Report on Form 10-K or any other filing we make with the SEC.

We make available on our website certain reports and amendments to those reports, as applicable, that the Company files with or furnishes to the SEC pursuant to the Exchange Act as soon as practicable after such material is electronically filed with or furnished to the SEC. These include our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. In addition, many of our corporate governance documents are available on our website, including our Corporate Governance and Nominating Committee Charter, our Compensation Committee Charter, our Audit Committee Charter, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and our Ethical Business Conduct Policy Statement. Copies of such materials, as well as any of our SEC reports, may also be obtained without charge by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27419-9109, Attention: Office of the Secretary.

Item 1A. RISK FACTORS

Our business, operations and financial condition, and the textile industry in which we operate, are subject to various risks. Some of these risks are described below, but they do not constitute all of the risks that may be applicable to us, our business or our industry. New risks may emerge from time to time, and it is not possible for us to predict all potential risks or to assess with certainty the likely impact of all risks. The discussion below is intended as a summary only of certain material risk factors. More detailed information concerning certain of the risk factors described below is contained in other sections of this Annual Report on Form 10-K, including in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should consider all such risks in evaluating the Company or making any investment decision involving the Company.

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

The Company competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric and apparel into the U.S. and other countries in which the Company does business (particularly in Brazil with respect to commodity yarn products). The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of certain customers and the characteristics of particular products determine the relative importance of these various factors. A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor and raw materials costs, government subsidies, and favorable currency exchange rates against the U.S. dollar. If any of these advantages increase, or if new and/or larger competitors emerge in the future, the Company’s products could become less competitive, and its sales and profits may decrease as a result. Also, while these foreign competitors have traditionally focused on commodity production, they are now increasingly focused on value-added products, where the Company has been able to generate higher margins. The Company may not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

In Brazil, Petrosuape’s textured polyester operations are expected to have approximately twice the capacity of the Company’s subsidiary, Unifi do Brasil, when Petrosuape reaches full commercial production of textured polyester, which is expected by the middle of calendar year 2015. Such capacity expansion may negatively impact the synthetic textile filament market in Brazil, thereby negatively impacting the operating results of Unifi do Brasil and the Company on a consolidated basis.

The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, or be able to pass on without a time lag that adversely affects the Company during one or more periods.

A significant portion of the Company’s raw materials are derived from petroleum-based chemicals. The prices for petroleum and petroleum-related products (and energy costs) are volatile and dependent on global supply and demand dynamics, including geo-political risks. While the Company enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted feedstock market prices. Therefore, supply agreements provide only limited protection against price volatility. While the Company has at times in the past been able to increase sales prices in response to increased raw material costs, the Company has not always been able to do so. The Company has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where the Company operates, and certain other market regulations that favor the Company over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor and/or energy, any of which costs may adversely impact the Company’s ability to maintain satisfactory margins. If the Company is not able to fully pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations or cash flows.

The Company depends upon limited sources for certain of its raw materials, and interruptions in supply could increase its costs of production, cause production inefficiencies, or lead to a halt in production in an extreme case.

The Company depends on a limited number of third parties for certain raw material supplies such as POY and Chip. Although alternative sources of raw materials exist, the Company may not be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. The Company is dependent on NAFTA and CAFTA qualified suppliers of raw material for the production of Compliant Yarns. These suppliers are also at risk with their raw material supply chains. Any significant disruption or curtailment in the supply of any of its raw materials could cause the Company to reduce (or cease, in an extreme case) its production for an extended period, or require the Company to increase its pricing, which could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

The Company has significant foreign operations, and its consolidated results of operations may be adversely affected by the risks associated with doing business in foreign locations, including the risk of fluctuations in foreign currency exchange rates.

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

The Company is implementing various strategic business initiatives, and the success of the Company’s business will depend on its ability to effectively develop and implement these initiatives.

The Company is exploring, developing and implementing various strategic business initiatives to improve the Company’s competitive advantage and profitability and enhance shareholder value. These initiatives include expanding branded PVA yarns, increasing the market penetration of REPREVE® product offerings, and expanding production capabilities for recycled yarn products more generally. These activities require significant financial and management commitments, outside of day-to-day operations. If the Company is unable to implement an important initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, the Company’s business, financial condition, results of operations or cash flows could be adversely affected.

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

The Company’s success is highly dependent on the abilities of its management team. The management team must be able to work together effectively to successfully conduct the Company’s current operations, as well as implement the Company’s important strategic initiatives. The Company does not have employment agreements with the members of its management team and cannot ensure investors that any of these individuals will remain with the Company. The Company does not have key man life insurance policies on any of the members of the management team. The failure to retain key managers or key members of the Company’s design, product development, manufacturing, merchandising or marketing staff, or to hire additional qualified personnel for its operations, could be detrimental to the Company’s operations and ability to execute its strategic business initiatives.

The Economic Adjustment Assistance to Users of Upland Cotton may be discontinued, which could adversely affect PAL and thereby the Company’s earnings and cash flows from that joint venture.

PAL, which is one of the Company’s joint ventures, receives economic adjustment payments (“EAP”) from the Commodity Credit Corporation under the Economic Adjustment Assistance to Users of Upland Cotton. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment or machinery directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the U.S. Should PAL no longer meet the criteria to receive economic assistance under the program, or should the program be discontinued, PAL’s business could be significantly impacted, which would adversely affect the Company.

The Company has made (and may continue to make) investments in entities that it does not control, which subjects the Company to uncertainties about their operating performance and their ability and willingness to make distributions of profits or cash flow to the Company, and to risks from reliance on their financial information.

The Company has established joint ventures, and made minority interest investments, that the Company does not control. While these investments are designed to advance important business interests of the Company, the Company does not have majority voting control of these entities or the ability otherwise to control their policies, management or affairs. The interests of persons who control these entities may differ from the Company’s, and those persons may cause an entity to take actions that are not in the Company’s best interest. Among other things, the Company’s inability to control these entities may adversely affect its ability to receive distributions from them or to fully implement its business plan. The incurrence of debt or entry into other agreements by any such entity may result in restrictions or prohibitions on that entity’s ability to pay dividends or make other distributions to the Company. Even where such entities are not restricted by contract or by law from making distributions, the Company may not be able to influence the occurrence or timing of such distributions. In addition, if any of the other investors in these entities fails to observe its commitments, that entity may not be able to operate according to its business plan, or the Company may be required to increase its level of investment commitment. If any of these events were to occur, the Company’s business, results of operations, financial condition or cash flows could be adversely affected.

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

The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishings, automotive, industrial and other similar end-use markets. Demand for furniture and durable goods is often affected significantly by economic conditions that have global or regional industry-wide consequences. Demand for a number of categories of apparel also tends to be tied to economic cycles and customer preferences that affect the textile industry generally. Demand for textile products, therefore, tends to vary with the business cycles of the U.S. and other economies, as well as changes in global trade flows, and economic and political conditions.

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

According to industry experts and trade associations, there has been a significant amount of illegal transshipments of apparel products into the U.S. and into certain other countries in the NAFTA and CAFTA regions. Such illegal transshipments, at whatever level they reach, may negatively impact the markets in which the Company competes. Illegal transshipment involves circumventing duties by falsely claiming that textiles and apparel are products of a particular country of origin (or include yarn of a particular country of origin) to avoid paying higher duties or to receive benefits from regional free trade agreements, such as NAFTA and CAFTA. If illegal transshipments are not monitored, and if enforcement is not effective to limit them, these shipments could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The outcome of negotiations for a trade agreement among the TPP participating countries is unpredictable and could lead to provisions that materially and adversely affect the U.S. textile industry and apparel market in future years.

The U.S. government is engaged in negotiations that have been ongoing for several years relating to the TPP. Other countries participating in the TPP negotiations include Australia, Brunei, Canada, Chile, Japan, Malaysia, Mexico, New Zealand, Peru, Singapore and Vietnam. Several of these countries, including Vietnam, are seeking immediate duty-free treatment (or the lack of a yarn forward rule of origin) in the final TPP with respect to yarns, fabrics and most apparel. Such an outcome in the TPP, when and if the TPP is concluded and implemented, could materially and adversely affect the U.S. textile industry and apparel market and Western Hemisphere supply chains in future years.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a description of the name, age, position and offices held, and the period served in such position or offices, for each of the executive officers of the Company.

Chairman of the Board and Chief Executive Officer

WILLIAM L. JASPER — Age: 61 – Mr. Jasper has been Chairman of the Board since February 2011 and Chief Executive Officer since September 2007. From September 2007 to February 2011, he was also President of the Company. Mr. Jasper joined the Company in September 2004, was appointed as the General Manager of the Polyester Division in June 2005, and in April 2006 was promoted to Vice President of Sales. Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business. Before working at INVISTA, Mr. Jasper had held various management positions in operations, technology, sales and business for DuPont since 1980. He has been a member of the Board since September 2007 and is Chair of the Board’s Executive Committee.

President and Chief Operating Officer

R. ROGER BERRIER — Age: 45 – Mr. Berrier has been President and Chief Operating Officer since February 2011. Mr. Berrier had been the Executive Vice President of Sales, Marketing and Asian Operations of the Company from September 2007 until his promotion in 2011. Prior to 2007, Mr. Berrier had been Vice President of Commercial Operations (since April 2006) and Commercial Operations Manager responsible for corporate product development, marketing and brand sales management (from April 2004 to April 2006). Mr. Berrier joined the Company in 1991 and had held various other management positions within operations, including international operations, machinery technology, research and development and quality control before assuming the above positions. He has been a member of the Board since September 2007 and is a member of the Board’s Executive Committee.

Vice President and Chief Financial Officer

JAMES M. OTTERBERG — Age: 43 – Mr. Otterberg has been Vice President and Chief Financial Officer since October 23, 2013, having served as interim Chief Financial Officer from August 12, 2013. Mr. Otterberg is also the Company’s principal accounting officer, a role he has held since October 2011. Mr. Otterberg was employed by the Company’s principal operating subsidiary, Unifi Manufacturing, Inc. (“UMI”), from June 2011 to October 2013 as its Vice President and Chief Accounting Officer, and previously from October 1999 to December 2003 as Director – Joint Ventures and Alliances and Corporate Financial Analyst. Mr. Otterberg also held various financial positions for Polymer Group, Inc. from 2004 to 2011, including Vice President – Finance U.S. from February 2008 through May 2011.

Vice President of Manufacturing

THOMAS H. CAUDLE, JR. — Age: 62 – Mr. Caudle has been the Company’s Vice President of Manufacturing since October 2006. Before that time, he was Vice President of Global Operations of the Company (from April 2003 until October 2006), UMI’s Senior Vice President in charge of manufacturing (since July 2000) and Vice President of Manufacturing Services (since January 1999). Mr. Caudle has been an employee of the Company since 1982.

Each of the executive officers was reelected (or elected, in the case of Mr. Otterberg) to his current position by the Board at its meeting on October 23, 2013. Each executive officer serves in his position at the pleasure of the Board. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

Item 2. PROPERTIES

The following table contains information about the principal properties owned or leased by the Company as of June 29, 2014:

Location	Description
Polyester Segment Properties
Domestic
Yadkinville, NC	Five plants and four warehouses (1)
Reidsville, NC	One plant (1)

Foreign
Ciudad Arce, El Salvador	One plant and one warehouse (2)

Nylon Segment Properties
Domestic
Madison, NC	One plant and one warehouse (1)

Foreign
Bogota, Colombia	One plant (1)

International Segment Properties
Foreign
Alfenas, Brazil	One plant and one warehouse (1)
Sao Paulo, Brazil	One corporate office (2) and two sales offices (2)
Suzhou, China	One sales office (2) and one warehouse (2)
(1) Owned in fee simple
(2) Leased facilities

In addition to the above properties, the Company owns property located at 7201 West Friendly Avenue in Greensboro, North Carolina, which includes a building that serves as the Company’s corporate headquarters and administrative offices for all of its segments and a sales office. Such property consists of a tract of land containing approximately nine acres, and the building contains approximately 100,000 square feet.

As of June 29, 2014, the Company owned approximately 4.4 million square feet of manufacturing, warehouse and office space. In addition, Repreve Renewables, LLC leases approximately 1,500 acres of farm land located primarily in Georgia, North Carolina and Mississippi.

Management believes all of the Company’s operating properties are well maintained and in good condition. In fiscal year 2014, the Company’s manufacturing plants in the Polyester, Nylon and International Segments operated below capacity. Management does not perceive any capacity constraints in the foreseeable future.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “UFI.” The following table sets forth the closing, high and low sales prices of the common stock for the Company’s two most recent fiscal years.

	Close	High	Low
Fiscal year 2014:
First quarter ended September 29, 2013	$23.63	$24.26	$20.47
Second quarter ended December 29, 2013	27.40	27.97	22.24
Third quarter ended March 30, 2014	22.33	27.58	20.82
Fourth quarter ended June 29, 2014	27.52	28.52	20.76

Fiscal year 2013:
First quarter ended September 23, 2012	$11.98	$12.36	$10.44
Second quarter ended December 23, 2012	13.48	14.13	11.90
Third quarter ended March 24, 2013	18.71	19.30	11.28
Fourth quarter ended June 30, 2013	20.67	22.53	17.18

As of September 3, 2014, there were 281 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of the Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are 3,973 beneficial owners of its common stock.

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

Purchases of Equity Securities

On January 22, 2013, the Board approved a stock repurchase program (the “2013 SRP”) to acquire up to $50,000 of the Company’s common stock. The Company completed its repurchase of shares under the 2013 SRP in March 2014.

On April 23, 2014, the Board approved a new stock repurchase program (the “2014 SRP”) to acquire up to an additional $50,000 of the Company’s common stock. Under the 2014 SRP (as was the case under the 2013 SRP), the Company has been authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash generated from operations and borrowings, and are subject to applicable limitations and restrictions as set forth in the credit agreement governing the Company’s debt obligations. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Through September 3, 2014, the Company has repurchased 2,592 shares of common stock at a total cost of $55,866, including all associated commission costs, since the inception of the 2013 SRP and the 2014 SRP.

The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended June 29, 2014, all of which were made under the 2014 SRP.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

3/31/14 – 4/29/14	25	$21.82	25	$49,446
4/30/14 – 5/29/14	150	$22.71	150	46,032
5/30/14 – 6/29/14	76	$24.62	76	44,169
Total	251	$23.19	251

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s common stock with (i) the New York Stock Exchange Composite Index, a broad equity market index, and (ii) a peer group selected by the Company in good faith (the “Peer Group”), assuming in each case, the investment of $100 on June 28, 2009 and reinvestment of dividends. Including the Company, the Peer Group consists of eleven publicly traded textile companies, the other ten of which are: Albany International Corp., Culp, Inc., Dixie Group, Inc., The Hallwood Group, Inc., Hampshire Group, Limited, Interface, Inc., Joe’s Jeans Inc., JPS Industries, Inc., Lydall, Inc., and Mohawk Industries, Inc.

All per share prices of the Company’s common stock have been retroactively adjusted to reflect the Company’s November 3, 2010 1-for-3 reverse stock split.

	June 28, 2009	June 27, 2010	June 26, 2011	June 24, 2012	June 30, 2013	June 29, 2014
Unifi, Inc.	$100.00	$285.11	$286.76	$283.45	$488.65	$650.59
NYSE Composite	100.00	117.17	141.25	138.50	171.10	209.92
Peer Group	100.00	156.25	191.51	183.95	312.05	378.39

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

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010
Number of fiscal weeks	52	53	52	52	52
Operations Data:
Net sales	$687,902	$713,962	$705,086	$712,812	$622,618
Gross profit	83,262	73,104	54,396	74,652	73,251
Selling, general and administrative expenses	46,203	47,386	43,482	44,659	47,934
Operating income	31,483	22,463	8,632	28,692	25,388
Interest expense	4,329	4,489	16,073	19,190	21,889

Equity in earnings of unconsolidated affiliates	(19,063)	(11,444)	(19,740)	(24,352)	(11,693)
Income from continuing operations before income taxes	47,881	29,014	8,849	32,422	18,371
Provision (benefit) for income taxes (1)	20,161	13,344	(1,979)	7,333	7,686
Income from continuing operations, net of tax	27,720	15,670	10,828	25,089	10,685
Net income attributable to Unifi, Inc. (2)	28,823	16,635	11,491	25,089	10,685

Per common share:
Net income from continuing operations attributable to Unifi, Inc.
Basic (3)	$1.52	$0.84	$0.57	$1.25	$0.53
Diluted (3)	$1.47	$0.80	$0.56	$1.22	$0.52

Cash Flow Data:
Net cash provided by operating activities	$56,357	$50,509	$43,309	$11,880	$20,581
Depreciation and amortization expenses	17,896	24,584	27,135	25,977	27,416
Capital expenditures	19,091	8,809	6,354	20,539	13,112
Distributions received from unconsolidated affiliates	13,214	14,940	10,616	5,900	3,265
Share repurchases (4)	36,551	19,315	—	—	—
Cash dividends declared per common share	$—	$—	$—	$—	$—

	June 29, 2014	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010
Balance Sheet Data:
Cash and cash equivalents	$15,907	$8,755	$10,886	$27,490	$42,691
Property, plant and equipment, net	123,802	115,164	127,090	151,027	151,499
Total assets	469,067	455,466	482,233	537,376	504,512
Total debt	99,488	97,753	121,552	168,664	179,390
Total shareholders’ equity	286,738	286,480	290,780	299,655	259,896
Working capital (5)	150,925	161,885	166,485	212,969	174,464

(1) For fiscal year 2012, the Company released previously recorded valuation allowances against certain of its domestic deferred tax assets, resulting in a $6,017 benefit recorded to income tax expense.

(2) Amounts are net of non-controlling interest for the years presented.

(3) All amounts per share have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

(4) Share repurchases represent common stock repurchased and retired under publicly announced programs.

(5) Working capital represents current assets less current liabilities.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Significant General Matters

The Company processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and PVA yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include Chip, POY, textured, solution and package dyed, twisted, beamed and draw wound yarns; each is available in virgin or recycled varieties (the latter made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and covered spandex products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and it has ten manufacturing operations in four countries and participates in joint ventures in Israel and the U.S. The Company’s principal geographic markets for its products are located in the U.S., Canada, Mexico, Central America and South America. In addition, the Company has a wholly-owned subsidiary in China focused on the sale and promotion of the Company’s PVA and other specialty products in the Asian textile market, primarily in China, as well as in the European market. The Company has three operating segments which are also its reportable segments: the Polyester Segment, the Nylon Segment and the International Segment.

For the fifth consecutive fiscal year, the Company reported net income, which was $28,823 or $1.52 per basic share for fiscal year 2014, as our Polyester and Nylon Segments improved significantly, driven by growth in PVA products as part of our continued mix enrichment strategy, and lower polyester raw material costs. Our International Segment, which did not meet expectations but showed improvement as the year progressed, was impacted negatively by lower margins in Brazil due to price pressures from competing imported yarn and the devaluation of the Brazilian currency and lower sales volumes by our Chinese subsidiary due primarily to soft market conditions.

Core Business Strategies

The Company remains committed to making improvements to its core business, growing the market for its value-added products, and generating positive cash flow from operations to fund select strategic growth opportunities and share repurchases. The Company’s core strategies include: continuously improving all operational and business processes; enriching our product mix by aggressively growing our PVA products and increasing our market share of compliant yarns; deriving value from sustainability based initiatives, including polyester and nylon recycling; increasing sales in global growth markets, including Central America, Brazil, and China; and maintaining our beneficial joint venture relationships. The Company expects to continue to focus on these strategies through investments in select product and geographic growth opportunities related to its core business.

PVA Products and REPREVE®

The Company remains committed to growing the business for its value-added products and believes its research and development work with brands and retailers continues to create new, world-wide sales opportunities. The Company believes it can continue to increase its PVA sales as a percentage of its overall sales volume and grow its global PVA sales, by approximately 10-12% per year, to create overall mix enrichment and margin gains. The Company’s PVA products represent approximately 27%, 25% and 24% of consolidated sales for fiscal years 2014, 2013 and 2012, respectively. The Company’s strategy of enriching its product mix through a focus on PVA products helps insulate it from the pressures of imports of low-priced commodity yarn and helps to establish the Company as an innovation leader in its core markets. REPREVE® is the flagship brand in the Company’s PVA portfolio, and continues to grow at a faster pace than other PVA products. The increasing success and consumer awareness of our REPREVE® brand continues to provide new opportunities for growth, allowing us to expand into new end-uses and markets for REPREVE®, as well as continuing to grow the brand with current customers.

PVA Expansion and Capital Spending

During fiscal year 2014, we spent $19,091 on capital expenditures, which included completing the installation of our second recycling center expansion, adding 30 million pounds of annual capacity. The Company expects capital expenditures to double for fiscal year 2015. We expect to increase our polyester yarn capacity by adding texturing machines at the Company’s locations in Yadkinville, North Carolina, Madison, North Carolina and El Salvador and to improve our manufacturing flexibility, including small production run capabilities. These initiatives are designed to support the Company’s mix enrichment strategies, while also improving our ability to better service customers and handle an increasingly complex product mix. In addition, to further leverage the continued success and growth of REPREVE® and to secure our future supply of plastic bottles, the Company is also exploring potential backward integration opportunities into bottle washing.

Stock Repurchases

In March 2014, the Company completed the $50,000 stock repurchase program approved by the Board of Directors (“Board”) in January 2013. In April 2014, the Board approved a new stock repurchase program to acquire up to an additional $50,000 of the Company’s common stock. During fiscal year 2014, the Company repurchased a total of 1,524 shares, at an average price of $23.96, under these repurchase programs. (As of September 3, 2014, the Company repurchased a total of 2,592 shares at an average price of $21.54.) The Company will continue to evaluate opportunities to use excess cash flow from operations or existing borrowings to repurchase additional stock under the new repurchase program, while maintaining sufficient liquidity to support its operational needs and fund future strategic growth opportunities.

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

●

Adjusted EBITDA Including Equity Affiliates, which represents EBITDA adjusted to exclude non-cash compensation expense, gains or losses on extinguishment of debt, loss on previously held equity interest and certain other adjustments. Such other adjustments include operating expenses for Repreve Renewables, restructuring charges and start-up costs, gains or losses on sales or disposals of property, plant and equipment, currency and derivative gains or losses, and other operating or non-operating income or expense items necessary to understand and compare the underlying results of the Company;

●

Adjusted EBITDA, which represents Adjusted EBITDA Including Equity Affiliates adjusted to exclude equity in earnings and losses of unconsolidated affiliates (the Company may, from time to time, change the items included within Adjusted EBITDA);

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

Results of Operations

Fiscal years 2014, 2013 and 2012 are comprised of 52 weeks, 53 weeks and 52 weeks, respectively. The following table presents a summary of net income attributable to Unifi, Inc.:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Net sales	$687,902	$713,962	$705,086
Cost of sales	604,640	640,858	650,690
Gross profit	83,262	73,104	54,396
Selling, general and administrative expenses	46,203	47,386	43,482
Provision (benefit) for bad debts	287	(154)	211
Other operating expense, net	5,289	3,409	2,071
Operating income	31,483	22,463	8,632
Interest expense, net	2,539	3,791	14,152
Loss on extinguishment of debt	—	1,102	3,203
Loss on previously held equity interest	—	—	3,656
Other non-operating expense (income)	126	—	(1,488)
Equity in earnings of unconsolidated affiliates	(19,063)	(11,444)	(19,740)
Income before income taxes	47,881	29,014	8,849
Provision (benefit) for income taxes	20,161	13,344	(1,979)
Net income including non-controlling interest	27,720	15,670	10,828
Less: net (loss) attributable to non-controlling interest	(1,103)	(965)	(663)
Net income attributable to Unifi, Inc.	$28,823	$16,635	$11,491

The reconciliations of net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Net income attributable to Unifi, Inc.	$28,823	$16,635	$11,491
Provision (benefit) for income taxes	20,161	13,344	(1,979)
Interest expense, net	2,539	3,791	14,152
Depreciation and amortization expense	17,334	23,860	26,225
EBITDA	$68,857	$57,630	$49,889

Loss on extinguishment of debt	—	1,102	3,203
Loss on previously held equity interest	—	—	3,656
Non-cash compensation expense	2,690	2,287	2,382
Operating expenses for Renewables	1,440	1,293	911
Restructuring charges, net	1,273	813	71
Foreign currency transaction losses (gains)	504	(132)	270
Net loss on sale or disposal of assets	475	243	369
Other, net	1,420	858	(1,211)
Adjusted EBITDA Including Equity Affiliates	$76,659	$64,094	$59,540

Equity in earnings of unconsolidated affiliates	(19,063)	(11,444)	(19,740)
Adjusted EBITDA	$57,596	$52,650	$39,800

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Adjusted EBITDA	$57,596	$52,650	$39,800
Non-cash compensation expense	(2,690)	(2,287)	(2,382)
Provision (benefit) for bad debts	287	(154)	211
Bad debt recovery adjustment	—	383	—
Other, net (excluding depreciation)	(135)	(174)	(292)
Segment Adjusted Profit	$55,058	$50,418	$37,337

Segment Adjusted Profit by reportable segment is as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$30,696	$23,900	$12,913
Nylon	12,801	11,437	11,227
International	11,561	15,081	13,197
Total Segment Adjusted Profit	$55,058	$50,418	$37,337

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Fiscal Year Ended June 29, 2014
	Polyester	Nylon	International	Total
Net sales	$389,172	$163,824	$134,906	$687,902
Cost of sales	342,393	143,649	118,598	604,640
Gross profit	46,779	20,175	16,308	83,262
Selling, general and administrative expenses	28,422	9,531	8,250	46,203
Restructuring charges (recoveries)	356	(24)	—	332
Other operating expense, net	82	—	—	82
Segment operating profit	$17,919	$10,668	$8,058	$36,645

	For the Fiscal Year Ended June 30, 2013
	Polyester	Nylon	International	Total
Net sales	$398,707	$164,085	$151,170	$713,962
Cost of sales	363,545	146,033	131,280	640,858
Gross profit	35,162	18,052	19,890	73,104
Selling, general and administrative expenses	29,114	9,930	8,342	47,386
Restructuring recoveries	—	(135)	—	(135)
Other operating expense, net	—	42	—	42
Segment operating profit	$6,048	$8,215	$11,548	$25,811

	For the Fiscal Year Ended June 24, 2012
	Polyester	Nylon	International	Total
Net sales	$393,981	$163,103	$148,002	$705,086
Cost of sales	374,308	146,147	130,235	650,690
Gross profit	19,673	16,956	17,767	54,396
Selling, general and administrative expenses	25,668	8,851	8,963	43,482
Restructuring charges	—	71	—	71
Segment operating (loss) profit	$(5,995)	$8,034	$8,804	$10,843

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$11,702	$17,234	$19,046
Nylon	2,276	3,070	3,089
International	3,151	3,418	4,011
Segment depreciation and amortization expense	17,129	23,722	26,146
Depreciation and amortization included in other operating expense, net	343	230	119
Amortization included in interest expense	424	632	870
Depreciation and amortization expense	$17,896	$24,584	$27,135

Segment other adjustments for each of the reportable segments consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$637	$618	$(138)
Nylon	(119)	245	33
International	352	115	382
Segment other adjustments	$870	$978	$277

Segment other adjustments include severance charges, restructuring charges and recoveries, start-up costs and other adjustments necessary to understand and compare the underlying results of the segment.

Review of Fiscal Year 2014 Results of Operations Compared to Fiscal Year 2013

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts are presented in the table below. Fiscal year 2014 is comprised of 52 weeks, while fiscal year 2013 contained 53 weeks.

	For the Fiscal Years Ended
	June 29, 2014		June 30, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$687,902	100.0	$713,962	100.0	(3.7)
Cost of sales	604,640	87.9	640,858	89.8	(5.7)
Gross profit	83,262	12.1	73,104	10.2	13.9
Selling, general and administrative expenses	46,203	6.7	47,386	6.6	(2.5)
Provision (benefit) for bad debts	287	—	(154)	—	(286.4)
Other operating expense, net	5,289	0.8	3,409	0.5	55.1
Operating income	31,483	4.6	22,463	3.1	40.2
Interest expense, net	2,539	0.4	3,791	0.5	(33.0)
Loss on extinguishment of debt	—	—	1,102	0.1	(100.0)
Other non-operating expense	126	—	—	—	—
Earnings from unconsolidated affiliates	(19,063)	(2.8)	(11,444)	(1.6)	66.6
Income before income taxes	47,881	7.0	29,014	4.1	65.0
Provision for income taxes	20,161	3.0	13,344	1.9	51.1
Net income including non-controlling interest	27,720	4.0	15,670	2.2	76.9
Less: net (loss) attributable to non-controlling interest	(1,103)	(0.2)	(965)	(0.1)	14.3
Net income attributable to Unifi, Inc.	$28,823	4.2	$16,635	2.3	73.3

Consolidated Net Sales

Net sales for fiscal year 2014 decreased by $26,060, or 3.7%, as compared to the prior fiscal year. The decrease was driven by (i) the impact of the additional week of sales included in fiscal year 2013 for operations in the U.S. and El Salvador and (ii) a decline in the International Segment due to competition from low-priced Asian imports, weaker market conditions in China and unfavorable currency translation effects. The decrease was partially offset by improvements in pricing and continued growth for the Company’s PVA products.

Consolidated sales volume decreased by 3.7% due to lower sales volumes in all reportable segments. Polyester Segment volumes declined 4.0% due to one less week in fiscal 2014, a finer denier sales mix and a shift away from low-margin commodity yarns. Nylon Segment volumes declined only 1.6% as the success of new PVA programs helped to offset the impact of one less sales week. International Segment volumes declined 3.7% due to soft market conditions for the Asian market, driving lower volumes in China, and cheaper yarn imports creating competitive challenges in Brazil.

Consolidated sales pricing was unchanged from the prior year due primarily to the success of PVA programs and higher-margin product sales, offset by unfavorable currency translation effects in the International Segment. Pricing improvements of 1.6% and 1.4% in the Polyester and Nylon Segments, respectively, were related to mix enrichment efforts and increased PVA product sales. International Segment pricing was primarily impacted by unfavorable currency translation effects as a result of the weakening of the Brazilian Real against the U.S. dollar.

Consolidated Gross Profit

Gross profit for fiscal year 2014 increased by $10,158, or 13.9%, as compared to the prior fiscal year. The overall changes in gross profit were due to the fluctuation in sales volumes and pricing described above, lower average polyester raw material costs and a decrease in domestic depreciation expense, partially offset by one less sales week for certain of the Company’s operations and the negative impact of currency translation in the International Segment.

In the Polyester and Nylon Segments, depreciation expense decreased by a total of $6,401 as compared to the prior fiscal year due to the timing at which certain assets in each segment became fully depreciated. Unfavorable currency translation, primarily in the International Segment, negatively impacted gross profit by $1,605. Further details regarding the changes in net sales and gross profit from the prior fiscal year follow.

Polyester Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the Polyester Segment are as follows:

	For the Fiscal Years Ended
	June 29, 2014		June 30, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$389,172	100.0	$398,707	100.0	(2.4)
Cost of sales	342,393	88.0	363,545	91.2	(5.8)
Gross profit	$46,779	12.0	$35,162	8.8	33.0

A reconciliation of the changes in net sales from fiscal year 2013 to fiscal year 2014 for the Polyester Segment is as follows:

Net sales for the fiscal year ended June 30, 2013	$398,707
Decrease in sales volumes	(10,753)
Decrease due to an additional week of sales in fiscal year 2013	(7,826)
Improved pricing and mix	5,381
Acquisition of draw winding business	3,663
Net sales for the fiscal year ended June 29, 2014	$389,172

The overall decrease in net sales is primarily attributable to a decrease in volumes due to a shift away from commodity-based to value-added product offerings, a finer denier sales mix and 53 weeks of sales in fiscal year 2013 compared to 52 weeks in fiscal year 2014. These decreases were offset by (i) improved pricing and mix as a result of the shift to higher-margin value-added products and (ii) the acquisition of a draw winding business in December 2013. The draw winding acquisition increases the Company’s polyester production capacity and has allowed the Company to expand its presence in targeted industrial, belting, hose and thread markets by increasing its product offerings to include mid-tenacity, flat yarns.

A reconciliation of the changes in gross profit from fiscal year 2013 to fiscal year 2014 for the Polyester Segment is as follows:

Gross profit for the fiscal year ended June 30, 2013	$35,162
Improvements in underlying operating margins	7,902
Decrease in depreciation expense	5,594
Decrease in sales volumes	(942)
Decrease due to an additional week of sales in fiscal year 2013	(937)
Gross profit for the fiscal year ended June 29, 2014	$46,779

The increase in gross profit was primarily a result of a higher-margin sales mix driven by PVA programs with a shift away from commodity-based products, lower average raw material costs and lower depreciation expense due to certain machinery and equipment within the Yadkinville, North Carolina spinning facility becoming fully depreciated (predominantly equipment placed in service in 1998 with a depreciable life of fifteen years). These favorable changes were partially offset by lower sales volumes resulting from the Segment’s shift towards more value-added products, along with the impact of one less sales week in fiscal year 2014 as compared to fiscal year 2013.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 56.6% and 56.2% for fiscal year 2014, compared to 55.8% and 48.1% for fiscal year 2013, respectively.

Nylon Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the Nylon Segment are as follows:

	For the Fiscal Years Ended
	June 29, 2014		June 30, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$163,824	100.0	$164,085	100.0	(0.2)
Cost of sales	143,649	87.7	146,033	89.0	(1.6)
Gross profit	$20,175	12.3	$18,052	11.0	11.8

A reconciliation of the changes in net sales from fiscal year 2013 to fiscal year 2014 for the Nylon Segment is as follows:

Net sales for the fiscal year ended June 30, 2013	$164,085
Improved pricing and mix	2,617
Increase in sales volumes	784
Decrease due to an additional week of sales in fiscal year 2013	(3,279)
Negative currency translation effects	(383)
Net sales for the fiscal year ended June 29, 2014	$163,824

The slight decrease in net sales is attributable to the impact of 53 weeks of sales in fiscal year 2013 compared to 52 weeks in fiscal year 2014 and negative currency translation effects due to the weakening of the Colombian Peso against the U.S. Dollar, partially offset by an improved pricing and sales mix resulting from the benefits of new PVA products with higher sales pricing and an increase in sales volumes due to the success of PVA programs.

A reconciliation of the changes in gross profit from fiscal year 2013 to fiscal year 2014 for the Nylon Segment is as follows:

Gross profit for the fiscal year ended June 30, 2013	$18,052
Improvements in underlying operating margins	1,697
Decrease in depreciation expense	807
Increase in sales volumes	85
Decrease due to an additional week of sales in fiscal year 2013	(364)
Negative currency translation effects	(102)
Gross profit for the fiscal year ended June 29, 2014	$20,175

The increase in gross profit was primarily due to improved margins associated with new PVA programs, a decrease in depreciation expense and an increase in sales volumes when excluding the impact of the additional week of sales in fiscal year 2013. The decrease in depreciation expense is due to certain assets within the Madison, North Carolina facility becoming fully depreciated. These favorable changes were partially offset by one less sales week in fiscal year 2014 as compared to fiscal year 2013 and unfavorable currency translation effects.

Nylon Segment net sales and gross profit as a percentage of total consolidated amounts were 23.8% and 24.2% for fiscal year 2014, compared to 23.0% and 24.7% for fiscal year 2013, respectively.

International Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the International Segment are as follows:

	For the Fiscal Years Ended
	June 29, 2014		June 30, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$134,906	100.0	$151,170	100.0	(10.8)
Cost of sales	118,598	87.9	131,280	86.8	(9.7)
Gross profit	$16,308	12.1	$19,890	13.2	(18.0)

A reconciliation of the changes in net sales from fiscal year 2013 to fiscal year 2014 for the International Segment is as follows:

Net sales for the fiscal year ended June 30, 2013	$151,170
Negative currency translation effects	(12,799)
Decrease in sales volumes	(5,113)
Improved pricing and mix	1,648
Net sales for the fiscal year ended June 29, 2014	$134,906

The overall decrease in net sales is primarily attributable to the unfavorable devaluation of the Brazilian Real versus the U.S. Dollar of approximately 12% and a decrease in sales volumes for China, which were partially offset by an improvement in pricing in Brazil (excluding the effects of currency translation, net sales in Brazil increased by 2% on a local currency basis). Brazil operated under challenging conditions during fiscal year 2014, as excess capacity of yarn manufacturers in Asia led to increased competition and pricing pressures from cheaper imported polyester textured yarns. Softer market conditions led to the sales volume decline in China.

A reconciliation of the changes in gross profit from fiscal year 2013 to fiscal year 2014 for the International Segment is as follows:

Gross profit for the fiscal year ended June 30, 2013	$19,890
Negative currency translation effects	(1,503)
Declines in underlying operating margins	(1,400)
Decrease in sales volumes	(679)
Gross profit for the fiscal year ended June 29, 2014	$16,308

Lower gross profit results for the Company’s Brazilian subsidiary can be attributed to the weakened Brazilian Real versus the U.S. dollar, pricing pressures from low-priced yarn imports and the reduction of certain tax incentives for local producers. Competitive pricing pressures, low operating rates and soft market conditions in China also drove a gross profit decline for the Company’s Chinese subsidiary. Although net sales increased $1,648 due to improved sales pricing and mix, a corresponding increase in gross profit was not realized due to declines in underlying operating margins.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 19.6% and 19.6% for fiscal year 2014, compared to 21.2% and 27.2% for fiscal year 2013, respectively.

Consolidated Selling, General & Administrative Expenses

A reconciliation of the changes in selling, general and administrative (“SG&A”) expenses from fiscal year 2013 to fiscal year 2014 is as follows:

Selling, general and administrative expenses for the fiscal year ended June 30, 2013	$47,386
Decrease in one-time consumer marketing and branding expenses	(771)
Decrease due to one less week in fiscal year 2014	(680)
Decrease due to currency translation effects	(644)
Decrease in sales commissions and service fees	(360)
Increase in employee costs	644
Increase in non-cash compensation	403
Increase in depreciation and amortization expenses	99
Other	126
Selling, general and administrative expenses for the fiscal year ended June 29, 2014	$46,203

Total SG&A expenses were slightly lower versus the prior year, with offsetting changes among various components, including (as quantified in the table above): (i) a decrease in various advertising and promotional expenses due to the timing of certain events, (ii) decreases due to currency translation effects primarily attributable to the weakening of the Brazilian Real against the U.S. Dollar, (iii) an additional week in fiscal year 2013, and (iv) a decrease in sales commission and service fees primarily due to the termination of a sales service agreement with Dillon Yarn Corporation, which were partially offset by (v) an increase in employee costs attributable to annual wage increases, higher variable compensation expenses and increasing fringe benefit costs and (vi) an increase in non-cash compensation primarily due to an increase in the fair value of awards granted in connection with the higher price of the Company’s common stock on the respective grant dates.

Consolidated Provision (Benefit) for Bad Debts

The provision for bad debt expense was $287 for fiscal year 2014, as compared to a benefit of $154 for fiscal year 2013. In fiscal year 2013, the Company received a $383 recovery of accounts previously written off.

Consolidated Other Operating Expense, Net

Other operating expense, net increased $1,880 from $3,409 for fiscal year 2013 to $5,289 for fiscal year 2014. The increase is related to (i) a year-over-year increase of $636 for foreign currency transaction losses, primarily attributable to the devaluation of the Brazilian Real, (ii) increased operating expenses for Renewables of $353 due to the expansion of Miscanthus crop fields, bedding trials conducted at poultry houses and increased depreciation and amortization expense, (iii) $356 for the relocation and reinstallation of certain manufacturing equipment within the Polyester Segment and (iv) an increase of $535 for other charges, including losses on the sale or disposal of assets and accretion expense applicable to a contingent consideration liability.

The components of other operating expense are further detailed in “Note 21. Other Operating Expense, Net” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Consolidated Interest Expense, Net

Interest expense, net decreased from $3,791 for fiscal year 2013 to $2,539 for fiscal year 2014, and is comprised of interest expense and interest income. Interest expense, net consists of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013
Interest on ABL Facility	$3,292	$3,673
Interest on Term B Loan	—	722
Other	192	107
Subtotal	3,484	4,502
Amortization of debt financing fees	424	632
Mark-to-market adjustment for interest rate swap	39	(931)
Reclassification adjustment for interest rate swap	554	322
Interest capitalized to property, plant and equipment, net	(172)	(36)
Subtotal	845	(13)
Total interest expense	4,329	4,489
Interest income	(1,790)	(698)
Interest expense, net	$2,539	$3,791

The decline in total interest expense was due to a lower average outstanding debt balance of $99,183 and a lower weighted average interest rate of 3.1%, offset primarily by an unfavorable year-over-year change in the mark-to-market adjustment for an interest rate swap of $970. The $9,678 decrease in the average outstanding debt balance was primarily a result of increased payments on the Company’s revolving credit facility, offset by the addition of capital lease obligations in fiscal year 2014. The weighted average interest rate for the Company’s outstanding debt obligations declined from 3.8% for fiscal year 2013 to 3.1% for fiscal year 2014 primarily as a result of the prepayment of the Term B Loan during fiscal year 2013.

The increase in interest income in fiscal year 2014 relates primarily to $1,084 of interest received related to the settlement of a judicial claim involving the Company’s Brazilian subsidiary and $141 of interest received on the return of a deposit with a domestic utility company.

Consolidated Earnings from Unconsolidated Affiliates

For fiscal year 2014, the Company generated $47,881 of income before income taxes, of which $19,063 was generated from its investments in unconsolidated affiliates. For fiscal year 2013, the Company generated $29,014 of income before income taxes, of which $11,444 was generated from its investments in unconsolidated affiliates. The Company’s 34% share of PAL’s earnings increased from $9,481 in fiscal year 2013 to $17,846 in fiscal year 2014 primarily attributable to higher amounts of earnings recognized under the Farm Bill’s economic adjustment assistance program and improved operating income. The remaining change in earnings from unconsolidated affiliates relates to lower operating results for the Company’s two nylon extrusion joint ventures, which reflect decreased earnings driven by lower gross margins.

Consolidated Income Taxes

The components of income before income taxes consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013
United States	$38,816	$16,900
Foreign	9,065	12,114
Income before income taxes	$47,881	$29,014

The components of provision for income taxes consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013
Federal	$14,646	$9,485
State	1,935	661
Foreign	3,580	3,198
Provision for income taxes	$20,161	$13,344

The Company’s income tax provision for fiscal year 2014 and fiscal year 2013 resulted in tax expense of $20,161 and $13,344, with an effective tax rate of 42.1% and 46.0%, respectively. For both periods, the effective income tax rate is different than the U.S. statutory rate primarily due to foreign dividends taxed in the U.S. and the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance.

Consolidated Net Income Attributable to Unifi, Inc.

Even though fiscal year 2014 had one less week, net income attributable to Unifi, Inc. for fiscal year 2014 was $28,823, or $1.52 per basic share, compared to $16,635, or $0.84 per basic share, for the prior fiscal year period. As discussed above, the Company’s increased profitability was primarily due to higher gross profit in the Polyester and Nylon Segments, lower SG&A expenses, improved earnings from unconsolidated affiliates, and lower net interest expense, partially offset by higher other operating expenses and increased income taxes.

Consolidated Adjusted EBITDA

Even though fiscal year 2014 had one less week, Adjusted EBITDA increased $4,946 to $57,596 versus $52,650 for the prior fiscal year. As discussed above, the improvement in cash gross profit is the primary driver for the increase.

Review of Fiscal Year 2013 Results of Operations Compared to Fiscal Year 2012

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts are presented in the table below. Fiscal year 2013 was comprised of 53 weeks, while fiscal year 2012 contained 52 weeks.

	For the Fiscal Years Ended
	June 30, 2013		June 24, 2012
		% to Net Sales		% to Net Sales	% Change
Net sales	$713,962	100.0	$705,086	100.0	1.3
Cost of sales	640,858	89.8	650,690	92.3	(1.5)
Gross profit	73,104	10.2	54,396	7.7	34.4
Selling, general and administrative expenses	47,386	6.6	43,482	6.2	9.0
(Benefit) provision for bad debts	(154)	—	211	—	(173.0)
Other operating expense, net	3,409	0.5	2,071	0.3	64.6
Operating income	22,463	3.1	8,632	1.2	160.2
Interest expense, net	3,791	0.5	14,152	2.0	(73.2)
Loss on extinguishment of debt	1,102	0.1	3,203	0.4	(65.6)
Loss on previously held equity interest	—	—	3,656	0.5	(100.0)
Other non-operating income	—	—	(1,488)	(0.1)	(100.0)
Earnings from unconsolidated affiliates	(11,444)	(1.6)	(19,740)	(2.8)	(42.0)
Income before income taxes	29,014	4.1	8,849	1.2	227.9
Provision (benefit) for income taxes	13,344	1.9	(1,979)	(0.3)	(774.3)
Net income including non-controlling interest	15,670	2.2	10,828	1.5	44.7
Less: net loss attributable to non-controlling interest	(965)	(0.1)	(663)	(0.1)	45.6
Net income attributable to Unifi, Inc.	$16,635	2.3	$11,491	1.6	44.8

Consolidated Net Sales

Net sales for fiscal year 2013 increased by $8,876, or 1.3%, as compared to the prior fiscal year. Consolidated sales volume increased by 4.2%, with volume improvements in all of the Company’s reportable segments. The increase in volumes reflects the additional week of sales included in the 53-week fiscal year 2013 for operations in the U.S. and El Salvador, growth in the U.S. apparel market and improvements in the U.S. automotive and home furnishings markets. Sales volume increased in Brazil despite continued pressure from low-priced imported textured yarn, and volume improved in China as a result of increases in PVA product sales. The weighted average selling price decreased 2.9% primarily due to sales price adjustments related to declines in the cost of raw materials in the Polyester Segment, a shift in mix towards products that carry a lower average selling price in the Nylon Segment, and lower weighted average sales prices in Brazil on a U.S. dollar basis because of currency translation from the Brazilian Real, which weakened against the U.S. dollar in fiscal year 2013 (on a local currency basis, the weighted average sales price in Brazil increased in fiscal year 2013 over the prior year). Unfavorable currency translation decreased consolidated net sales by $14,936.

Consolidated Gross Profit

Gross profit for fiscal year 2013 increased by $18,708, or 34.4%, as compared to the prior fiscal year. Gross profit increased primarily due to the additional week of sales included in the 53-week fiscal year 2013, improved sales volumes in all reportable segments, mix enrichment as a result of increased PVA sales and increased unit conversion margin in the Polyester Segment. In addition, gross profit was favorably impacted by lower unit manufacturing costs in the domestic operations as a result of higher utilization rates, cost improvement programs and a decrease in depreciation expense of $2,234.

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

The increase in gross profit of $15,489 was primarily a result of increased sales volume, mix enrichment due to growth of PVA product sales, higher per unit conversion margin and lower unit manufacturing costs. Volumes increased 2.5% over the prior fiscal year primarily as a result of the additional week of sales included in the 53-week fiscal year 2013 and increased demand in the U.S. apparel market, which were adversely impacted in the prior fiscal year by weak demand due to inventory destocking in the apparel supply chain. The growth in PVA product sales was driven primarily by REPREVE®, which had several new programs adopted by leading brands and retailers. The segment experienced overall lower average raw material costs as compared with the prior year, which allowed it to recover previously lost unit conversion margin. Unit manufacturing costs were lower as a result of decreased depreciation expense of $1,625 and efficiency gains accomplished through process improvements and higher utilization rates.

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

The increase in gross profit of $1,096 was due to increased volumes and lower unit manufacturing costs. Sales volumes increased 3.9% over the prior fiscal year primarily due to increased demand in the legwear market and the additional week of sales included in the 53-week fiscal year 2013. Average unit conversion margin remained flat as compared with the prior year. Unit manufacturing costs were slightly lower as a result of higher utilization rates and cost improvement initiatives.

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

Gross profit for the International Segment increased $2,123 from the prior year as a result of improvement in both the Brazilian and Chinese operations. Despite continued competition from low-priced yarn imports, the Brazilian operation increased its sales volumes 5.4% over the prior year. The Company’s focus on mix enrichment resulted in increased sales of PVA products for the Brazilian operation, which also favorably impacted margins. The adverse impact of the loss of certain tax incentives for local producers during fiscal year 2013 was offset by POY duty reductions implemented by the Brazilian government (which reduce the subsidiary’s raw material cost) and price increases implemented to recover margins due to the negative effects of the changes in the local incentive programs. In local currency, gross profit for Brazil increased 18.7%; however, when translated to U.S. dollars, gross profit increased only 5.2% as a result of the weakening of the Brazilian Real against the U.S. dollar.

Gross profit improvement in the Chinese operation was driven by a 22.2% increase in sales volume and higher margins as a result of increased PVA product sales.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 21.2% and 27.2% for fiscal year 2013, compared to 21.0% and 32.6% for fiscal year 2012, respectively.

Consolidated Selling, General & Administrative Expenses

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

Consolidated (Benefit) Provision for Bad Debts

The benefit for bad debts was $154 for fiscal year 2013, as compared to a provision of $211 recorded for fiscal year 2012. The Company received a $383 recovery of accounts previously written off, which is included in the fiscal year 2013 benefit. For fiscal year 2013, there were no significant changes in the Company’s allowance for uncollectible accounts, as the aging of customer receivables and provisions for certain risk accounts remained relatively unchanged from fiscal year 2012.

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

Other operating expense, net increased in fiscal year 2013 from the prior year primarily due to (i) increased operating expenses for Renewables in connection with expanding crop fields and engaging potential markets, (ii) consolidating the results of Renewables for the full fiscal year 2013 and (iii) severance charges included in fiscal year 2013.

Consolidated Interest Expense, Net

Interest expense, net decreased from $14,152 for fiscal year 2012 to $3,791 for fiscal year 2013. This favorable decline was due to a lower average outstanding debt balance of $108,861, a lower weighted average interest rate and a favorable mark-to-market adjustment on an interest rate swap of $931. The decrease in the average outstanding debt was primarily a result of the Company’s repayment of all amounts outstanding under the Term B Loan (as described below under “—Liquidity and Capital Resources”) and scheduled payments made on the ABL Term Loan. The weighted average interest rate of the Company’s outstanding debt obligations declined from 9.8% for fiscal year 2012 to 3.8% for fiscal year 2013 as a result of the significantly lower borrowing rates realized from the debt refinancing in May 2012.

Consolidated Other Non-Operating Income

For fiscal year 2012, other non-operating income consisted of a $1,488 gain for the Company’s Brazilian subsidiary related to a refund of non-income related taxes plus interest.

Consolidated Earnings from Unconsolidated Affiliates

For fiscal year 2013, the Company generated $29,014 of income before income taxes, of which $11,444 was generated from its investments in unconsolidated affiliates. For fiscal year 2012, the Company generated $8,849 of income before income taxes, of which $19,740 was generated from its investments in unconsolidated affiliates. The Company’s 34% share of PAL’s earnings decreased from $19,360 in fiscal year 2012 to $9,481 in fiscal year 2013 primarily caused by margin pressures related to the softness in the cotton apparel market during the first half of fiscal year 2013 and differences related to the timing of earnings recognized under the Farm Bill’s economic adjustment payments program, as well as the rebate level dropping from four cents per pound to three cents per pound in August 2012. The remaining change in earnings from unconsolidated affiliates relates primarily to the improved operating results of UNF and UNF America, which was primarily driven by higher utilization rates.

Consolidated Income Taxes

The components of income before income taxes consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012
United States	$16,900	$3,010
Foreign	12,114	5,839
Income before income taxes	$29,014	$8,849

The components of the provision (benefit) for income taxes consist of the following:

	For the Fiscal Years Ended
	June 30, 2013	June 24, 2012
Federal	$9,485	$(2,276)
State	661	(3,216)
Foreign	3,198	3,513
Provision (benefit) for income taxes	$13,344	$(1,979)

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

The Company’s income tax provision for fiscal year 2012 resulted in a tax benefit of $1,979, with an effective rate of (22.4%). The effective income tax rate for the period is different than the U.S. statutory rate primarily due to a reduction in the valuation allowance, utilization of federal and state net operating loss carryforwards during the year, partially offset by repatriation of foreign earnings during the period as well as the tax effects of future repatriation plans.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for fiscal year 2013 was $16,635, or $0.84 per basic share, compared to $11,491, or $0.57 per basic share, for the prior fiscal year period. As discussed above, the Company’s increased profitability was primarily due to higher gross profit, including the effects of an additional week in fiscal year 2013, and lower net interest expense, as partially offset by higher SG&A expenses, higher net other operating expense, a reduction in other non-operating income, lower earnings of unconsolidated affiliates and an increase in the provision for income taxes.

Consolidated Adjusted EBITDA

Adjusted EBITDA for fiscal year 2013 increased $12,850 to $52,650 versus $39,800 for the prior fiscal year. As discussed above, the $18,708 increase in cash gross profit is the primary reason for the improvement.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital are cash generated from operations and borrowings available under its ABL Revolver. For fiscal year 2014, cash generated from operations was $56,357, and at June 29, 2014, excess availability under the ABL Revolver was $61,103.

As of June 29, 2014, all of the Company’s debt obligations, with the exception of a term loan from one of the Company’s unconsolidated affiliates, were guaranteed by its domestic subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries. As described below, cash and cash equivalents held by our foreign subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations, without potentially incurring incremental taxes due upon their repatriation. The Company employs a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed. For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of June 29, 2014:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$24	$8,548	$7,335	$15,907
Borrowings available under ABL Revolver	61,103	—	—	61,103
Liquidity	$61,127	$8,548	$7,335	$77,010

Working capital	$76,766	$51,603	$22,556	$150,925
Total debt obligations	$98,238	$—	$1,250	$99,488

As of June 29, 2014, all cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested.  The Company has plans to repatriate $21,827 of future cash flows generated from its operations in Brazil and has recorded a deferred tax liability of $7,639 to reflect the additional income tax that would be due as a result. The Company currently has no plans to repatriate other cash balances held outside the United States. However, if such other balances were to be repatriated, additional tax payments could result. As of June 29, 2014, $30,643 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. Computation of the potential tax liabilities associated with unremitted earnings permanently reinvested is not practicable.

Debt Obligations

The following table presents a summary of the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of any interest rate swaps) as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 29, 2014	June 29, 2014	June 30, 2013
ABL Revolver	March 2019	3.1%	$26,000	$52,500
ABL Term Loan	March 2019	2.9%	68,000	42,800
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(1)	(2)	4,238	1,203
Total debt			99,488	97,753
Current portion of long-term debt			(7,215)	(65)
Total long-term debt			$92,273	$97,688

(1)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(2)	Fixed interest rates for capital lease obligations range from 2.3% to 4.6%.

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A. In addition, the Company entered into a $30,000 term loan (“Term B Loan”). The purpose of entering into the ABL Facility and the Term B Loan was to, among other things, refinance the Company’s then-existing indebtedness. Since that establishment, the Term B Loan has been repaid (on January 8, 2013), and the ABL Facility has been amended several times (most recently on August 25, 2014), such that, as of June 29, 2014, it had a maturity date of March 28, 2019, and consisted of a $100,000 revolving credit facility (“ABL Revolver”) and a $68,000 term loan (“ABL Term Loan”). As a result of the last amendment (which is described more specifically below under “—Subsequent Event – Fifth Amendment”), the ABL Term Loan increased to $90,000.

The ABL Facility is secured by a first-priority security interest in substantially all property and assets of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”) and includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type.

The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. As of June 29, 2014, ABL Revolver borrowings bore interest at LIBOR plus an applicable margin of 1.75% to 2.25% or the Base Rate plus an applicable margin of 0.75% to 1.25% with interest payable on a monthly basis. As of June 29, 2014, the ABL Term Loan bore interest at LIBOR plus an applicable margin of 2.25% or the Base Rate plus an applicable margin of 1.25%, with interest payable on a monthly basis. Under the terms of the ABL Facility at June 29, 2014, the Company was required to hedge at least $50,000 of variable interest rate exposure so long as the outstanding principal of all indebtedness having variable rates of interest exceeds $75,000.

Should excess availability under the ABL Revolver fall below the Trigger Level ($21,000 as of June 29, 2014), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases, unless excess availability is greater than the Trigger Level for the thirty-day period prior to the making of such a distribution (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period).

As of June 29, 2014, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $61,103; the fixed charge coverage ratio was 10.3 to 1.0; and the Company had $2,325 of standby letters of credit, none of which have been drawn upon.

Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion. Beginning October 1, 2014, the Company is required to make fixed quarterly principal payments on the ABL Term Loan.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations as of June 29, 2014 for the following five fiscal years and thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2015	2016	2017	2018	2019	Thereafter
ABL Revolver	$—	$—	$—	$—	$26,000	$—
ABL Term Loan	6,375	8,500	8,500	8,500	36,125	—
Capital lease obligations	840	866	808	558	366	800
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$7,215	$10,616	$9,308	$9,058	$62,491	$800

Further discussion of the terms and conditions of the Company’s existing indebtedness is outlined in “Note 12. Long-Term Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Subsequent Event - Fifth Amendment

On August 25, 2014, the Company entered into a Fifth Amendment to Credit Agreement (“Fifth Amendment”). The Fifth Amendment, among other things: (i) increased the ABL Term Loan by $22,000 to $90,000; (ii) increased the fixed quarterly payments on the ABL Term Loan from $2,125 to $2,812; (iii) modified the calculation of the fixed charge coverage ratio to exclude certain capital expenditures and permitted acquisitions, at the election of the Company, through June 30, 2015, subject to a maximum exclusion of $40,000 for any consecutive twelve-month period and other limitations; (iv) increased the ABL Term Loan interest rate from LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25%, to LIBOR plus an applicable margin of 2.50%, or the Base Rate plus an applicable margin of 1.50%; (v) modified the date on which the eligibility of certain collateral is calculated as a date between July 19, 2015 and December 31, 2015, subject to satisfaction of certain additional conditions, such that the ABL Term Loan amount can be increased up to $90,000; (vi) related to the making of restricted payments (consisting of dividends and share repurchases), in addition to existing requirements, added a requirement to have a fixed charge coverage ratio of at least 1.0 to 1.0 during the same period, calculated on a pro forma basis as if all such restricted payments made pursuant to the most recent compliance certificate date were made on the last day of the applicable twelve-fiscal-month period; and (vii) removed the requirement to hedge interest rate exposure on funded indebtedness.

Working Capital

The following table presents the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	June 29, 2014	June 30, 2013	June 24, 2012
Receivables, net	$93,925	$98,392	$99,236
Inventories	113,370	110,667	112,750
Accounts payable	(51,364)	(45,544)	(48,541)
Accrued expenses (1)	(18,487)	(18,383)	(14,004)
Adjusted Working Capital	137,444	145,132	149,441
Cash and cash equivalents	15,907	8,755	10,886
Other current assets	8,025	9,016	15,125
Accrued interest	(102)	(102)	(398)
Other current liabilities	(10,349)	(916)	(8,569)
Working capital	$150,925	$161,885	$166,485

(1)	Excludes accrued interest

Working capital decreased from $161,885 as of June 30, 2013 to $150,925 as of June 29, 2014. Adjusted Working Capital decreased due to higher accounts payable and lower receivables, partially offset by an increase in inventories. The higher level of accounts payable is a result of increased capital expenditure activity near fiscal year end and the timing of vendor payments. The change in receivables is due to lower sales and the timing of collections. The change in inventories is primarily attributable to (i) increased quantities of Nylon Segment covered yarn located in the U.S. for certain PVA programs and (ii) increased quantities of raw materials for the Polyester Segment’s recycled chip facility. Working capital decreased primarily due to the change in Adjusted Working Capital, along with higher other current liabilities of $9,433, partially offset by an increase in cash and cash equivalents of $7,152. The increase in other current liabilities reflects (i) the short-term payments due under the ABL Facility and capital lease obligations and (ii) changes in income taxes payable that are attributable to the timing of estimated tax payments related to the Company’s domestic operations.

Capital Expenditures

In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures. During fiscal year 2014, the Company spent $19,091 on capital expenditures. The Company expects capital expenditures to double for fiscal year 2015, which is inclusive of approximately $8,000 to $10,000 of annual maintenance capital expenditures (expenditures that extend the useful life of existing assets and/or increase the capabilities or production capacity of the assets). The current estimate for fiscal year 2015 reflects anticipated initiatives to expand existing business and pursue PVA growth opportunities, especially for REPREVE®, that would require additional capital expenditures to implement.

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

Repayments of Debt Obligations

In addition to payments in accordance with the scheduled maturities of debt required under its existing debt obligations, the Company may, from time to time, elect to repay additional amounts borrowed under the ABL Facility. Funds to make such repayments may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Stock Repurchase Program

During fiscal year 2014, the Company completed its repurchase of shares under its $50,000 stock repurchase program that had been approved by the Board on January 22, 2013 (the “2013 SRP”). On April 23, 2014, the Board approved a new stock repurchase program (the “2014 SRP”) to authorize the Company to acquire up to an additional $50,000 of common stock. Under the 2014 SRP (as was the case under the 2013 SRP), the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Liquidity Summary

Historically, the Company has met its working capital, capital expenditures and debt service requirements from its cash flows from operations. The Company currently believes that its existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver will enable the Company to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements. Domestically, the Company’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund the Company’s domestic operating activities as well as cash commitments for its investing and financing activities. For its foreign operations, the Company expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures.

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Cash receipts:
Receipts from customers	$692,200	$713,283	$700,379
Distributions received from unconsolidated affiliates	13,214	14,940	10,616
Other receipts	6,762	864	3,733

Cash payments:
Payments to suppliers and other operating costs	517,188	552,685	541,298
Payments for salaries, wages, and benefits	116,735	112,268	109,444
Payments for taxes	12,569	8,100	3,988
Payments for interest	3,313	4,701	16,689
Payments for restructuring and severance	2,353	62	—
Other	128	—	—
Adjusted net cash provided by operating activities	59,890	51,271	43,309
Adjustment for excess tax benefit on stock-based compensation plans (1)	(3,533)	(762)	—
Net cash provided by operating activities	$56,357	$50,509	$43,309

(1)

Adjustment for excess tax benefit on stock-based compensation plans represents the classification of the tax benefit realized from share-based payment awards within net cash used in financing activities with a corresponding offset to net cash provided by operating activities.

Fiscal Year 2014 compared to Fiscal Year 2013

The decline in receipts from customers is primarily due to one less week of sales in fiscal year 2014 and the negative effects of currency translation due to the weakening of the Brazilian Real against the U.S. dollar, partially offset by sales mix improvements. Other receipts include the return of utility and value-added tax deposits of $4,805, plus associated interest of $1,225, and other interest and miscellaneous income. The decrease in payments to suppliers and other operating costs is primarily a result of one less week of sales and production for operations in the U.S. and El Salvador and softer market conditions for the International Segment. The increase in payments for salaries, wages and benefits is primarily due to higher variable compensation, partially offset by lower executive compensation. Payments for restructuring and severance primarily relate to the relocation of certain machinery in the U.S. and El Salvador and payments to two former executive officers. The decline in payments for interest was due to both a lower average outstanding debt balance and a lower weighted average interest rate. The Company’s payments for taxes increased primarily due to increased domestic profitability.

Fiscal Year 2013 compared to Fiscal Year 2012

The increase in receipts from customers is primarily attributable to increased sales volume across all segments, including $11,854 from the effect of the additional week in fiscal year 2013, and improved cash collections. Other receipts include interest income and other miscellaneous cash receipts. The increase in payments to suppliers and other operating costs is primarily driven by higher production volumes, including the effect of the additional week in fiscal year 2013. The increase in payments for salaries, wages and benefits is primarily due to higher production volumes and inflationary increases. The decline in payments for interest was due to both a lower average outstanding debt balance and a lower weighted average interest rate. Taxes paid by the Company increased primarily due to higher profitability for the U.S. operations.

Cash Used in Investing Activities and Financing Activities

The Company utilized $16,869 for net investing activities and $32,410 for net financing activities during fiscal year 2014. Significant investing activities include $19,091 for capital expenditures, which primarily relate to improving the Company’s manufacturing flexibility and capability to produce PVA products, adding to the capacity, flexibility and efficiency of the Company’s Yadkinville texturing facility and increasing the capacity of the recycling facility. Significant financing outflows include cash payments of $36,551 for the repurchase of Company stock made under both the 2013 SRP and the 2014 SRP.

The Company utilized $9,771 for net investing activities and utilized $41,933 for net financing activities during fiscal year 2013. Significant expenditures for investing activities include $8,809 for capital expenditures. Significant financing activities include repurchases of Company stock of $19,315, and net cash utilized toward the reduction of long term debt of $25,580. During fiscal year 2013, the Company prepaid in full the Term B Loan, which included $20,515 in optional and mandatory prepayments and $615 of prepayment call premiums. In addition, the Company paid $7,200 in scheduled principal payments on the ABL Term Loan, received $1,500 in net borrowings from the ABL Revolver and received $1,250 in proceeds from borrowings under a term loan from an unconsolidated affiliate.

The Company utilized $6,858 for net investing activities and utilized $49,834 for net financing activities during fiscal year 2012. The Company spent $6,354 on capital expenditures and reduced its overall long-term debt by $47,112. In addition, the Company refinanced its debt at a cost of $3,127.

Contractual Obligations

As of June 29, 2014, the Company’s contractual obligations consist of the following:

	Cash Payments Due By Period
Description of Commitment	Total	Less Than 1 Year	1-3 years	3-5 years	More than 5 years

ABL Revolver	$26,000	$—	$—	$26,000	$—
ABL Term Loan	68,000	6,375	17,000	44,625	—
Capital lease obligations	4,238	840	1,674	924	800
Term loan from unconsolidated affiliate	1,250	—	1,250	—	—
Contingent consideration (1)	2,563	537	1,156	870	—
Other long-term obligations (2)	4,148	449	86	65	3,548
Subtotal	106,199	8,201	21,166	72,484	4,348
Interest on long-term debt and other obligations (3)	13,825	3,181	6,041	4,437	166
Operating leases	5,564	2,118	2,553	893	—
Purchase obligations (4)	41,794	17,057	17,743	6,994	—
Total cash payments by period	$167,382	$30,557	$47,503	$84,808	$4,514

(1)	Contingent consideration payments are reflected at present value based on the expected future payments used in the underlying fair value determination.
(2)	Other long-term obligations do not include an estimate of the timing of future tax payments related to uncertain tax positions; therefore, $1,101 has been excluded from the table above.
(3)	Interest payments on variable-rate debt instruments are calculated for future periods using interest rates and terms in effect at June 29, 2014.
(4)	Purchase obligations primarily consist of utility, software and other service agreements.

For purposes of the above table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

As of June 29, 2014, the Company’s open purchase orders totaled approximately $45,124 and are expected to be settled in fiscal year 2015. These open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in production, (ii) certain consumables and outsourced services used in the Company’s manufacturing processes and (iii) selected finished goods for resale sourced from third-party suppliers.

As of June 29, 2014, the Company had $2,325 of standby letters of credit, none of which have been drawn upon.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new accounting guidance for the recognition of revenue from contracts with customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year 2018, and early adoption is not permitted. The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

Receivables Reserves

An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectability of accounts receivable is based on a combination of factors including the aging of accounts, historical write off experience, present economic conditions such as customer bankruptcy filings and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions, and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for uncollectible accounts, which is established based on percentages applied to accounts aged for certain periods of time, supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for yarn claims and uncollectible accounts requires management judgment and estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions it uses to assess the allowance for losses. However, certain unexpected events such as a customer bankruptcy filing could have a material impact on the Company’s results of operations. The Company has not made any material changes to the methodology used in establishing its accounts receivable loss reserves during the past three fiscal years. A plus or minus 10% change in its aged accounts receivable reserve percentages would not have been material to the Company’s financial statements for the past three years.

Inventory Reserves

Inventory reserves are established based on many factors including historical recovery rates, the aging of inventories on-hand, inventory movement and expected net realizable value of specific products, and current economic conditions. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices, less selling costs. Estimating sales prices and evaluating the condition of the inventories require judgment and estimates, which may impact the ending inventory valuation and gross margins. The Company uses current and historical knowledge to record reasonable estimates of its markdown percentages and expected sales prices. The Company believes it is unlikely that differences in actual demand or selling prices from those projected by management would have a material impact on the Company’s financial condition or results of operations. The Company has not made any material changes to the methodology used in establishing its inventory loss reserves during the past three fiscal years. A plus or minus 10% change in its aged inventory reserves would not have been material to the Company’s financial statements for the past three fiscal years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held for sale, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. For assets held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized, and the impairment loss is determined as the amount the carrying value of the asset or asset group exceeds the estimated fair value, measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgment associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s carrying value is based on several factors, including, but not limited to, changes in business environment, a decline in operating cash flows or a decision to close a manufacturing facility. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions.

Impairment of Investment in Unconsolidated Affiliates

The Company evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the ability of an affiliate to generate sufficient earnings and cash flows to justify its carrying value. Reductions in an affiliate’s cash flows that are other than temporary and indicative of a loss of investment value are assessed for impairment purposes. For fiscal year 2014, the Company determined there were no “other-than-temporary” impairments related to the carrying value of its investments in unconsolidated affiliates.

Valuation Allowance for Deferred Tax Assets

The Company currently has a valuation allowance against certain of its deferred tax assets in the U.S. and foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment. The Company reviews its estimates of future taxable income on a quarterly basis to assess if the need for a valuation allowance exists. The Company continually evaluates both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released. A release of the valuation allowance could have a material effect on earnings in the period of release. The valuation allowance as of June 29, 2014 was $18,615.

Management and the Board’s Audit Committee discussed the development, selection and disclosure of all of the critical accounting estimates described above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with changes in interest rates, fluctuation in currency exchange rates and raw material and commodity risks, which may adversely affect its financial position, results of operations or cash flows. The Company does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  As of June 29, 2014, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $94,000 and contain variable rates of interest; however, the Company hedges a significant portion of such interest rate variability using an interest rate swap.  As of June 29, 2014, after considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of June 29, 2014 would result in an increase of $145 in annual cash interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. For sales transactions, the Company typically hedges 50% to 75% of the sales value of these orders by using forward currency contracts. The maturity dates of the forward currency contracts are intended to match the anticipated collection dates of the receivables. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of June 29, 2014, the latest maturity date for outstanding forward currency contracts was in July 2014. As of June 29, 2014, the Company did not have a significant amount of exposure related to any foreign currency forward contracts.

As of June 29, 2014, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 18.4% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of June 29, 2014, $14,620, or 91.9%, of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $1,797 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of June 29, 2014 is provided in “Note 18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Other Risks

The Company is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are included on pages F-1 through F-41 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of June 29, 2014, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that, as of June 29, 2014, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (1992).

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company’s internal control over financial reporting as of June 29, 2014 has been audited by KPMG LLP, an independent registered public accounting firm. Their report, which appears in “Item 8. Financial Statements and Supplementary Data” included herein, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 29, 2014.

(d) Changes in internal control over financial reporting. During the Company’s fourth quarter of fiscal year 2014, there has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to executive officers is set forth above in Part I under “Item 1C. Executive Officers of the Registrant.” The other information required by this Item will be set forth in the Company’s definitive proxy statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days after the Company’s fiscal year end on June 29, 2014 (the “Proxy Statement”), including under the headings “Proposal 1: Election of Directors,” “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Beneficial Ownership of Common Stock by Directors and Executive Officers,” “Board of Directors Procedural Matters,” and “Corporate Governance Matters,” and is incorporated herein by reference.

Our non-employee directors and their respective principal occupation or employment, if any, are as follows: William J. Armfield, IV (President, Spotswood Capital, LLC); Archibald Cox, Jr. (Chairman, Sextant Group, Inc.); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates LLC); George R. Perkins, Jr. (Retired Chairman of the Board and former Chief Executive Officer, Frontier Spinning Mills, Inc.); Suzanne M. Present (Co-Founder and Principal, Gladwyne Partners, LLC); G. Alfred Webster (Retired former Executive Vice President of the Company); and Mitchel Weinberger (President and Chief Operating Officer, Dillon Yarn Corporation).

Code of Business Conduct and Ethics; Ethical Business Conduct Policy Statement

The Company has adopted a written Code of Business Conduct and Ethics that is applicable to members of the Board and executive officers, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer (the “Code of Ethics”). The Company has also adopted an Ethical Business Conduct Policy Statement (the “Ethics Policy Statement”) that applies to all Company personnel. The Code of Ethics and the Ethics Policy Statement are available on the Company’s website at www.unifi.com, under the “Investor Relations” section, and paper copies are available without charge to any shareholder that requests a copy by contacting Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27419-9109, Attention: Office of the Secretary. Any amendments to or waivers of the Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Proxy Statement, including under the headings “Transactions with Related Parties and Certain Other Persons” and “Corporate Governance Matters – Director Independence,” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the Proxy Statement under the heading “Proposal 3: Ratification of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

2. Financial Statement Schedules

Parkdale America, LLC (“PAL”) Financial Statements as of January 3, 2015 and December 28, 2013 and for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 will be filed on or before April 3, 2015.

PAL is an unconsolidated joint venture in which the Company holds a 34% equity ownership interest. PAL’s prior fiscal year end was December 28, 2013, which is more than 90 days after the Company’s corresponding fiscal year, which ended June 30, 2013. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, the Company filed the required financial statements and related notes of PAL on March 27, 2014 via an amendment to the Annual Report on Form 10-K for the fiscal year ended June 30, 2013. PAL’s current fiscal year end is January 3, 2015, which is more than 90 days after the Company’s corresponding fiscal year, which ended June 29, 2014. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, the Company will file the required financial statements and related notes of PAL via an amendment to this Annual Report on Form 10-K on or before April 3, 2015.

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

3.1(ii)	Restated By-laws of Unifi, Inc. (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on July 23, 2014).

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

4.9

First Amendment to Guaranty and Security Agreement, dated as of June 25, 2013, by and among the Grantors listed therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Reg. No. 001-10542) filed on September 10, 2013).

4.10

Third Amendment to Credit Agreement, dated as of January 16, 2014, by and among the Company and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 28, 2014).

4.11

Fourth Amendment to Credit Agreement, dated as of March 28, 2014, by and among the Company and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 28, 2014).

4.12

Second Amendment to Guaranty and Security Agreement, dated as of March 28, 2014, by among the Grantors listed therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 28, 2014).

4.13

Fifth Amendment to Credit Agreement, dated as of August 25, 2014, by and among the Company and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 25, 2014).

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

10.4

*Change in Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

Exhibit Number	Description

10.5

*Change in Control Agreement between Unifi, Inc. and Ronald L. Smith, effective August 14, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.6

*Change in Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.7

*Change in Control Agreement between Unifi, Inc. and William L. Jasper, effective August 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.8

Sales and Services Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007).

10.9

First Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2009 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 3, 2008).

10.10	*2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-156090) filed on December 12, 2008).

10.11

*Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009).

10.12

*Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 31, 2008).

10.13

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

10.14

Second Amendment to Sales and Service Agreement between Unifi, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009).

10.15

*Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

10.16

*Unifi, Inc. Director Deferred Compensation Plan, dated as of December 14, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

10.17

Third Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2010).

10.18

*Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011 (Reg. No. 001-10542) filed on November 4, 2011).

Exhibit Number	Description

10.19

Fourth Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 19, 2011).

10.20

*Amendment No. 1 to the Change in Control Agreement for William L. Jasper effective December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.21

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

10.25

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

10.26

*Severance Agreement and Waiver of Claims between Ronald L. Smith and Unifi, Inc., effective August 23, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Reg. No. 001-10542) filed on September 10, 2013).

10.27	*Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.28

Second Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated November 21, 2013 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

10.29

*Form of Restricted Stock Unit Agreement for Non-Employee Directors, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.30

*Form of Restricted Stock Unit Agreement for Employees, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

10.31

*Form of Incentive Stock Option Agreement (for Executives and Other Officer-Level Employees), for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

Exhibit Number	Description

10.32

Third Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated March 28, 2014 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014 (Reg. No. 001-10542) filed on May 9, 2014).

10.33+	Fourth Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated May 30, 2014 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc.

10.34+

Fifth Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated June 25, 2014 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc. (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

10.35+	Yarn Purchase Agreement effective as of September 1, 2014 between Unifi Manufacturing, Inc. and Hanesbrands Inc. (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

14.1+	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 23, 2014.

14.2+	Unifi, Inc. Code of Business Conduct and Ethics as amended July 23, 2014.

21.1+	List of Subsidiaries.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from Unifi, Inc.’s Annual Report on Form 10-K for the annual period ended June 29, 2014, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Unifi, Inc.

Date:	September 10, 2014	By:	/s/ WILLIAM L. JASPER
William L. Jasper
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	WILLIAM L. JASPER	Chairman of the Board and Chief Executive Officer	September 10, 2014
	William L. Jasper	(Principal Executive Officer) and Director

/s/	JAMES M. OTTERBERG	Vice President and Chief Financial Officer	September 10, 2014
	James M. Otterberg	(Principal Financial Officer and Principal Accounting Officer)

/s/	R. ROGER BERRIER, JR.	Director	September 10, 2014
R. Roger Berrier, Jr.

/s/	WILLIAM J. ARMFIELD, IV	Director	September 10, 2014
William J. Armfield, IV

/s/	ARCHIBALD COX, JR.	Director	September 10, 2014
Archibald Cox, Jr.

/s/	KENNETH G. LANGONE	Director	September 10, 2014
Kenneth G. Langone

/s/	GEORGE R. PERKINS, JR.	Director	September 10, 2014
George R. Perkins, Jr.

/s/	SUZANNE M. PRESENT	Director	September 10, 2014
Suzanne M. Present

/s/	G. ALFRED WEBSTER	Director	September 10, 2014
G. Alfred Webster

/s/	MITCHEL WEINBERGER	Director	September 10, 2014
Mitchel Weinberger

EXHIBIT INDEX

Exhibit Number	Description
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

3.1(ii)	Restated By-laws of Unifi, Inc. (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on July 23, 2014).

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

4.9

First Amendment to Guaranty and Security Agreement, dated as of June 25, 2013, by and among the Grantors listed therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Reg. No. 001-10542) filed on September 10, 2013).

Exhibit Number	Description

4.10

Third Amendment to Credit Agreement, dated as of January 16, 2014, by and among the Company and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 28, 2014).

4.11

Fourth Amendment to Credit Agreement, dated as of March 28, 2014, by and among the Company and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 28, 2014).

4.12

Second Amendment to Guaranty and Security Agreement, dated as of March 28, 2014, by among the Grantors listed therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 28, 2014).

4.13

Fifth Amendment to Credit Agreement, dated as of August 25, 2014, by and among the Company and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 25, 2014).

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

10.4

*Change in Control Agreement between Unifi, Inc. and Thomas H. Caudle, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.5

*Change in Control Agreement between Unifi, Inc. and Ronald L. Smith, effective August 14, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.6

*Change in Control Agreement between Unifi, Inc. and R. Roger Berrier, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.7

*Change in Control Agreement between Unifi, Inc. and William L. Jasper, effective August 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 14, 2009).

10.8

Sales and Services Agreement dated January 1, 2007 between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007).

10.9

First Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2009 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 3, 2008).

10.10	*2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-156090) filed on December 12, 2008).

Exhibit Number	Description

10.11

*Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009).

10.12

*Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on December 31, 2008).

10.13

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

10.14

Second Amendment to Sales and Service Agreement between Unifi, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009).

10.15

*Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

10.16

*Unifi, Inc. Director Deferred Compensation Plan, dated as of December 14, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

10.17

Third Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2010).

10.18

*Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011 (Reg. No. 001-10542) filed on November 4, 2011).

10.19

Fourth Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 19, 2011).

10.20

*Amendment No. 1 to the Change in Control Agreement for William L. Jasper effective December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 3, 2012).

10.21

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

10.25

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

10.26

*Severance Agreement and Waiver of Claims between Ronald L. Smith and Unifi, Inc., effective August 23, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Reg. No. 001-10542) filed on September 10, 2013).

10.27	*Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.28

Second Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated November 21, 2013 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

10.29

*Form of Restricted Stock Unit Agreement for Non-Employee Directors, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.30

*Form of Restricted Stock Unit Agreement for Employees, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

10.31

*Form of Incentive Stock Option Agreement (for Executives and Other Officer-Level Employees), for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

10.32

Third Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated March 28, 2014 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014 (Reg. No. 001-10542) filed on May 9, 2014).

10.33+	Fourth Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated May 30, 2014 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc.

10.34+

Fifth Amendment to Yarn Purchase Agreement with Hanesbrands Inc., dated June 25, 2014 by and among Unifi Manufacturing, Inc. and Hanesbrands Inc. (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

10.35+	Yarn Purchase Agreement effective as of September 1, 2014 between Unifi Manufacturing, Inc. and Hanesbrands Inc. (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request).

14.1+	Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 23, 2014.

14.2+	Unifi, Inc. Code of Business Conduct and Ethics as amended July 23, 2014.

21.1+	List of Subsidiaries.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description

31.1+	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from Unifi, Inc.’s Annual Report on Form 10-K for the annual period ended June 29, 2014, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+ Filed herewith.

*NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNIFI, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unifi, Inc.:

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 29, 2014 and June 30, 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unifi, Inc. and subsidiaries as of June 29, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unifi Inc. and subsidiaries’ internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
September 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unifi, Inc.:

We have audited Unifi, Inc. and subsidiaries’ internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unifi, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Unifi, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 29, 2014 and June 30, 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2014, and our report dated September 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina
September 10, 2014

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	June 29, 2014	June 30, 2013
ASSETS
Cash and cash equivalents	$15,907	$8,755
Receivables, net	93,925	98,392
Inventories	113,370	110,667
Income taxes receivable	179	1,388
Deferred income taxes	1,794	1,715
Other current assets	6,052	5,913
Total current assets	231,227	226,830

Property, plant and equipment, net	123,802	115,164
Deferred income taxes	2,329	2,196
Intangible assets, net	7,394	7,772
Investments in unconsolidated affiliates	99,229	93,261
Other non-current assets	5,086	10,243
Total assets	$469,067	$455,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$51,364	$45,544
Accrued expenses	18,589	18,485
Income taxes payable	3,134	851
Current portion of long-term debt	7,215	65
Total current liabilities	80,302	64,945
Long-term debt	92,273	97,688
Other long-term liabilities	7,549	5,053
Deferred income taxes	2,205	1,300
Total liabilities	182,329	168,986
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 18,313,959 and 19,205,209 shares outstanding)	1,831	1,921
Capital in excess of par value	42,130	36,375
Retained earnings	245,673	252,112
Accumulated other comprehensive loss	(4,619)	(5,500)
Total Unifi, Inc. shareholders’ equity	285,015	284,908
Non-controlling interest	1,723	1,572
Total shareholders’ equity	286,738	286,480
Total liabilities and shareholders’ equity	$469,067	$455,466

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Net sales	$687,902	$713,962	$705,086
Cost of sales	604,640	640,858	650,690
Gross profit	83,262	73,104	54,396
Selling, general and administrative expenses	46,203	47,386	43,482
Provision (benefit) for bad debts	287	(154)	211
Other operating expense, net	5,289	3,409	2,071
Operating income	31,483	22,463	8,632

Interest income	(1,790)	(698)	(1,921)
Interest expense	4,329	4,489	16,073
Loss on extinguishment of debt	—	1,102	3,203
Loss on previously held equity interest	—	—	3,656
Other non-operating expense (income)	126	—	(1,488)
Equity in earnings of unconsolidated affiliates	(19,063)	(11,444)	(19,740)
Income before income taxes	47,881	29,014	8,849
Provision (benefit) for income taxes	20,161	13,344	(1,979)
Net income including non-controlling interest	$27,720	$15,670	$10,828
Less: net (loss) attributable to non-controlling interest	(1,103)	(965)	(663)
Net income attributable to Unifi, Inc.	$28,823	$16,635	$11,491

Net income attributable to Unifi, Inc. per common share:
Basic	$1.52	$0.84	$0.57
Diluted	$1.47	$0.80	$0.56

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Net income including non-controlling interest	$27,720	$15,670	$10,828
Other comprehensive income (loss):
Foreign currency translation adjustments	327	(6,585)	(22,813)
Gain (loss) on cash flow hedges for an unconsolidated affiliate	—	1,214	(568)
Gain (loss) on cash flow hedges, net of reclassification adjustments	554	82	(606)
Other comprehensive income (loss) before income taxes	881	(5,289)	(23,987)
Income tax (provision) benefit on cash flow hedges	—	(239)	239
Other comprehensive income (loss), net	881	(5,528)	(23,748)
Comprehensive income (loss) including non-controlling interest	28,601	10,142	(12,920)
Less: comprehensive (loss) attributable to non-controlling interest	(1,103)	(965)	(663)
Comprehensive income (loss) attributable to Unifi, Inc.	$29,704	$11,107	$(12,257)

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity

Balance at June 26, 2011	20,080	$2,008	$32,599	$241,272	$23,776	$299,655	$—	$299,655

Options exercised	10	1	70	—	—	71	—	71
Stock-based compensation	—	—	2,054	—	—	2,054	—	2,054
Other comprehensive loss, net of tax	—	—	—	—	(23,748)	(23,748)	—	(23,748)
Acquisition, cost	—	—	—	—	—	—	1,000	1,000
Contributions from non-controlling interest	—	—	—	—	—	—	920	920
Net income (loss)	—	—	—	11,491	—	11,491	(663)	10,828
Balance at June 24, 2012	20,090	$2,009	$34,723	$252,763	$28	$289,523	$1,257	$290,780

Options exercised	174	18	1,280	—	—	1,298	—	1,298
Stock-based compensation	—	—	1,533	—	—	1,533	—	1,533
Conversion of restricted stock units	9	1	(1)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(1,068)	(107)	(1,922)	(17,286)	—	(19,315)	—	(19,315)
Excess tax benefit on stock-based compensation plans	—	—	762	—	—	762	—	762
Other comprehensive loss, net of tax	—	—	—	—	(5,528)	(5,528)	—	(5,528)
Contributions from non-controlling interest	—	—	—	—	—	—	1,280	1,280
Net income (loss)	—	—	—	16,635	—	16,635	(965)	15,670
Balance at June 30, 2013	19,205	$1,921	$36,375	$252,112	$(5,500)	$284,908	$1,572	$286,480

Options exercised	798	79	6,640	—	—	6,719	—	6,719
Stock-based compensation	—	—	1,939	—	—	1,939	—	1,939
Conversion of restricted stock units	31	3	(3)	—	—	—	—	—
Common stock repurchased and retired under publicly announced programs	(1,524)	(152)	(2,814)	(33,585)	—	(36,551)	—	(36,551)
Common stock tendered to the Company for the exercise of stock options and retired	(134)	(14)	(3,540)	(29)	—	(3,583)	—	(3,583)
Common stock tendered to the Company for withholding tax obligations and retired	(62)	(6)	—	(1,648)	—	(1,654)	—	(1,654)
Excess tax benefit on stock-based compensation plans	—	—	3,533	—	—	3,533	—	3,533
Other comprehensive income, net of tax	—	—	—	—	881	881	—	881
Contributions from non-controlling interest	—	—	—	—	—	—	1,254	1,254
Net income (loss)	—	—	—	28,823	—	28,823	(1,103)	27,720
Balance at June 29, 2014	18,314	$1,831	$42,130	$245,673	$(4,619)	$285,015	$1,723	$286,738

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Cash and cash equivalents at beginning of year	$8,755	$10,886	$27,490
Operating activities:
Net income including non-controlling interest	27,720	15,670	10,828
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(19,063)	(11,444)	(19,740)
Distributions received from unconsolidated affiliates	13,214	14,940	10,616
Depreciation and amortization expense	17,896	24,584	27,135
Loss on extinguishment of debt	—	1,102	3,203
Loss on previously held equity interest	—	—	3,656
Non-cash compensation expense, net	2,690	2,287	2,382
Excess tax benefit on stock-based compensation plans	(3,533)	(762)	—
Deferred income taxes	726	6,010	(6,933)
Other	1,649	764	460
Changes in assets and liabilities:
Receivables, net	4,514	(858)	(4,496)
Inventories	(2,677)	(394)	13,140
Other current assets and income taxes receivable	1,141	(410)	(1,601)
Accounts payable and accruals	1,083	(498)	3,698
Income taxes payable	5,824	(366)	947
Other non-current assets	5,173	(116)	14
Net cash provided by operating activities	56,357	50,509	43,309
Investing activities:
Capital expenditures	(19,091)	(8,809)	(6,354)
Proceeds from sale of assets	2,719	430	507
Proceeds from other investments	447	694	—
Other investments	—	(1,743)	—
Investments in unconsolidated affiliates	—	—	(360)
Acquisition, net of cash acquired	—	—	(356)
Other	(944)	(343)	(295)
Net cash used in investing activities	(16,869)	(9,771)	(6,858)
Financing activities:
Payments on notes payable	—	—	(134,010)
Proceeds from revolving credit facilities	149,300	116,700	160,600
Payments on revolving credit facilities	(175,800)	(115,200)	(144,200)
Proceeds from term loans	25,200	—	80,000
Payments on term loans	—	(28,330)	(9,769)
Proceeds from related party term loan	—	1,250	—
Payments of debt financing fees	(400)	(309)	(3,127)
Payments on capital lease obligations	(319)	(69)	(319)
Common stock repurchased and retired under publicly announced programs	(36,551)	(19,315)	—
Common stock tendered to the Company for withholding tax obligations and retired	(1,654)	—	—
Proceeds from stock option exercises	3,136	1,298	71
Excess tax benefit on stock-based compensation plans	3,533	762	—
Contributions from non-controlling interest	1,254	1,280	920
Other	(109)	—	—
Net cash used in financing activities	(32,410)	(41,933)	(49,834)

Effect of exchange rate changes on cash and cash equivalents	74	(936)	(3,221)
Net increase (decrease) in cash and cash equivalents	7,152	(2,131)	(16,604)
Cash and cash equivalents at end of year	$15,907	$8,755	$10,886

See accompanying Notes to Consolidated Financial Statements

Unifi, Inc.

Notes to Consolidated Financial Statements

1. Background

Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “we”, the “Company” or “Unifi”), is a multi-national manufacturing company that processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns; each is available in virgin or recycled varieties (the latter made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and covered spandex products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and it has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”). The Company’s principal geographic markets for its products are located in the U.S., Canada, Mexico, Central America and South America. In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s PVA and other specialty products in the Asian textile market, primarily in China, as well as in the European market.

Fiscal Year

The Company’s fiscal year ends on the last Sunday in June. The Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal years end on June 30th. The Company’s fiscal years 2014, 2013 and 2012 ended on June 29, 2014, June 30, 2013 and June 24, 2012, respectively, and there were no significant transactions or events that occurred between the Company’s fiscal year ends and its subsidiaries’ fiscal year ends. The Company’s fiscal years 2014, 2013 and 2012 consisted of 52 weeks, 53 weeks and 52 weeks, respectively.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

All dollar and other currency amounts and share amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

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

Cash and Cash Equivalents

Cash equivalents are defined as highly liquid, short-term investments having an original maturity of three months or less. Book overdrafts, for which the bank has not advanced cash, if any, are reclassified to accounts payable.

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

Inventories

The Company’s inventories are valued at the lower of cost or market with the cost for the majority of its inventory determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies inventories are valued using the average cost method. The Company’s estimates for inventory reserves for obsolete, slow-moving or excess inventories are based upon many factors including historical recovery rates, the aging of inventories on-hand, inventory movement and expected net realizable value of specific products, and current economic conditions.

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

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) are stated at historical cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of minimum lease payments less accumulated amortization. Additions and any improvements that substantially extend the useful life of a particular asset are capitalized. Depreciation is calculated primarily utilizing the straight-line method over the following useful lives:

Asset categories	Useful lives in years
Land improvements	Twenty
Buildings and improvements	Fifteen to Forty
Machinery and equipment	Five to Fifteen
Computer, software and office equipment	Three to Seven
Internal software development costs	Three
Transportation equipment	Three to Five

Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining term of the lease. Assets under capital leases are amortized on a straight-line basis over the estimated economic life of the properties, the lesser of their estimated useful lives or the lease term.

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

PP&E and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the respective carrying amount may not be recoverable. Long-lived assets to be disposed of by sale within one year are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell. Depreciation ceases for all assets classified as held for sale. Long-lived assets to be disposed of other than by sale are classified as held for use until they are disposed of and these assets are reported at the lower of their carrying amount or estimated fair value.

Intangible Assets

Finite-lived intangible assets, such as customer lists, non-compete agreements, licenses, trademarks and patents are amortized over their estimated useful lives. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Biomass foundation and feedstock

Biomass foundation and feedstock are stated at historical cost and subject to depreciation at the time that production in commercial quantities begins. Cost includes expenditures associated with land and planting bed preparation, plants and overhead. Cultural care costs are capitalized during the first twelve months of the development period and are subsequently expensed as incurred. Depreciation is calculated utilizing the straight-line method over the estimated productive life of the plantings, generally fifteen years.

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

●

Cash flow hedge – a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability. The effective portion of gains and losses on cash flow hedges are recorded in accumulated other comprehensive loss, until the underlying transactions are recognized in income. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to current period earnings on the same line item as the underlying transaction.

●

Net investment hedge – if a derivative is used as a foreign currency hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in foreign currency translation adjustments in accumulated other comprehensive loss.

Any ineffective portion of a designated hedge is immediately recognized in current period earnings. Derivatives that are not designated for hedge accounting are marked to market at the end of each period with the changes in fair value recognized in current period earnings. Settlements of any fair value or cash flow derivative contracts are classified as cash flows from operating activities.

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). Fair value is based on assumptions that market participants would use when pricing the asset or liability. The hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs. The Company uses the following to measure fair value for its assets and liabilities:

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different tax years for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse. The Company recognizes tax benefits related to uncertain tax positions if it believes it is more-likely-than-not the benefit will be realized. The Company reviews deferred tax assets to determine if it is more-likely-than-not they will be realized. If the Company determines it is not more-likely-than-not that a deferred tax asset will be realized, it records a valuation allowance to reverse the previously recognized benefit. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. The Company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Income tax expense related to penalties and interest, if incurred, is included in the provision (benefit) for income taxes.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at exchange rates existing at the respective balance sheet dates. Translation gains and losses are not included in determining net income, but are presented in a separate component of accumulated other comprehensive loss. The Company translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Transaction gains and losses are included in determining net income and are presented within other operating expense, net.

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

Cost of Sales

The major components of cost of sales are: (a) materials and supplies, (b) labor, utility and overhead costs associated with manufactured products, (c) cost of products purchased for resale, (d) charges or credits associated with inventory reserves, (e) shipping, handling and warehousing costs, (f) research and development costs, and (g) all other costs related to production activities.

Shipping, Handling and Warehousing Costs

Shipping, handling and warehousing costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods to customers.

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs. The cost of research and development is charged to expense as incurred. Research and development costs were as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Research and development costs	$7,921	$6,938	$6,763

Selling, General and Administrative Expenses

The major components of SG&A expenses are: (a) cost of the Company’s sales force, marketing and advertising efforts, as well as commissions and credit insurance, (b) costs of maintaining the Company’s general and administrative support functions including executive management, information technology, human resources, legal, and finance, (c) amortization of intangible assets, and (d) all other costs required to be classified as SG&A expenses.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Advertising Costs

Advertising costs are expensed as incurred and included in SG&A expenses. The Company’s advertising costs include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows and other programs. Advertising costs were as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Advertising costs	$2,953	$3,777	$1,811

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

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new accounting guidance for the recognition of revenue from contracts with customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year 2018, and early adoption is not permitted. The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

4. Acquisitions

Acquisition of Draw Winding Business from Dillon Yarn Corporation

On December 2, 2013, the Company acquired certain draw winding assets and the associated business from American Drawtech Company, Inc. (“ADC”), a division of Dillon Yarn Corporation (“Dillon”), pursuant to the exercise of an option granted to the Company under the terms of a commissioning agreement with Dillon, for $2,934, which included accounts payable and an accrued contingent liability.  The assets acquired include Dillon’s draw winding inventory and production machinery and equipment.  This acquisition increased the Company’s polyester production capacity and has allowed the Company to expand its presence in targeted industrial, belting, hose and thread markets by increasing its product offerings to include mid-tenacity flat yarns.  Mr. Mitchel Weinberger, a member of the Company’s Board of Directors (the “Board”), is also Dillon’s president and chief operating officer and an executive vice president and a director of ADC. Since the acquisition date, the business has generated $3,663 in net sales for the Company’s Polyester Segment.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Liabilities:
Accounts payable	$434
Contingent consideration	2,500
Total liabilities	$2,934

The contingent consideration liability represents the present value of the expected future payments due to Dillon over the five-year period following the acquisition date.  The payments due are equal to one-half of the operating profit of the draw winding business, as calculated using an agreed upon definition.  The assumptions used in estimating the contingent consideration liability were based on inputs not observable in the market and represent Level 3 fair value measurements. These estimates are reviewed each quarter and any adjustment is recorded through operating income.

See “Note 9. Intangible Assets, Net” for further discussion of the customer list and non-compete agreement.

See “Note 18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for further discussion of the recurring measurement of the contingent consideration.

Acquisition of Controlling Interest in Repreve Renewables, LLC

In April 2010, the Company entered into an agreement with two other unaffiliated entities to form Repreve Renewables, LLC (“Renewables”) and received a 40% membership interest for its $4,000 contribution. Renewables is a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass intended for use as a feedstock in the production of energy as well as to provide value-added processes for cultivating, harvesting or using biomass crops. Renewables has the exclusive license to commercialize FREEDOM® Giant Miscanthus (“FGM”). FGM is a miscanthus grass strain, which is a C4 plant that was developed by Mississippi State University to be a dedicated energy crop with high biomass yield from minimal input requirements. Recently, Renewables has been conducting trials and exploring potential applications for poultry bedding. Renewables’ success will depend on its ability to commercialize FGM, license individual growers of FGM, sell feedstock to biomass conversion facilities and capitalize on other opportunities, including poultry bedding. The Company’s investment in Renewables is anticipated to provide a unique revenue stream and support its strategy to grow the REPREVE® brand and related sustainability initiatives.

On October 6, 2011, the Company and one other existing Renewables member each acquired an additional 20% membership interest from the third Renewables member for $500. The additional membership interest purchased by the Company was paid for with available cash. Using the amounts paid per membership unit in the October 6, 2011 transaction as a basis (a Level 1 input), the Company determined that the acquisition date fair value of Renewables was $2,500. This resulted in the Company’s previously held 40% equity interest being valued at $1,000. As a result of remeasuring its existing 40% interest to this estimated fair value, the Company recorded a non-operating loss of $3,656 during the fiscal quarter ended December 25, 2011. Reconciliation of the non-operating loss is as follows:

Fair value of consideration transferred	$500
Fair value of the previously held equity interest	1,000
1,500
Fair value of the non-controlling interest	1,000
Total fair value of Renewables	$2,500

Fair value of the previously held equity interest	$1,000
Less: Investment in Renewables	(4,656)
Loss on previously held equity interest in Renewables	$(3,656)

The total fair value of Renewables at that time was allocated to the tangible assets, liabilities and intangible assets acquired as follows:

Cash	$144
Inventories	45
Other current assets	197
Biomass foundation and feedstock	1,611
Property, plant and equipment	114
Intangible assets	536
Total assets	2,647
Current liabilities	(147)
Total net assets acquired	$2,500

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Renewables’ operating expenses are funded through contributions from its members. Since October 6, 2011, contributions from the non-controlling interest have totaled $3,454.

5. Receivables, Net

Receivables, net consist of the following:

	June 29, 2014	June 30, 2013
Customer receivables	$95,282	$99,324
Allowance for uncollectible accounts	(1,035)	(972)
Reserves for yarn quality claims	(618)	(893)
Net customer receivables	93,629	97,459
Related party receivables	5	204
Other receivables	291	729
Total receivables, net	$93,925	$98,392

Other receivables consist primarily of receivables for duty drawback, interest, value-added tax and refunds from vendors.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 26, 2011	$(1,147)	$(1,101)
Charged to costs and expenses	(211)	(1,390)
Charged to other accounts	117	23
Deductions	123	1,529
Balance at June 24, 2012	$(1,118)	$(939)
Charged to costs and expenses	154	(1,881)
Charged to other accounts	30	8
Deductions	(38)	1,919
Balance at June 30, 2013	$(972)	$(893)
Charged to costs and expenses	(287)	(1,726)
Charged to other accounts	(20)	2
Deductions	244	1,999
Balance at June 29, 2014	$(1,035)	$(618)

Amounts charged to costs and expenses for the allowance for uncollectible accounts are reflected in the provision (benefit) for bad debts and deductions represent amounts written off which were deemed to not be collectible, net of any recoveries. Amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction of net sales and deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences. Amounts charged to other accounts primarily include the impact of translating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. dollar.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

6. Inventories

Inventories consist of the following:

	June 29, 2014	June 30, 2013
Raw materials	$42,244	$42,001
Supplies	5,345	5,286
Work in process	7,404	6,237
Finished goods	59,716	58,179
Gross inventories	114,709	111,703
Inventory reserves	(1,339)	(1,036)
Total inventories	$113,370	$110,667

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $32,822 and $31,877 as of June 29, 2014 and June 30, 2013, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consist of the following:

	June 29, 2014	June 30, 2013
Vendor deposits	$2,369	$2,633
Value added taxes receivable	1,197	1,729
Prepaid expenses	1,876	1,376
Other investments	234	166
Other	376	9
Total other current assets	$6,052	$5,913

Vendor deposits primarily relate to down payments made toward the purchase of raw materials by the Company’s U.S., Brazilian and Chinese operations. Value added taxes receivable are recoverable taxes associated with the sales and purchase activities of the Company’s foreign operations. Prepaid expenses consist of advance payments for insurance, professional fees, membership dues, subscriptions, non-income related tax payments, marketing and information technology services.

Other investments relate to cash held by the Company’s Colombian subsidiary within an investment fund of a financial institution located in Colombia that is currently being liquidated. Since December 2012, the fund administrator, in accordance with Colombian regulations, has issued five notifications of reductions in the portfolio value resulting in the Company recording impairment charges of $386 in other operating expense, net. To date, the Company has received payments in accordance with the court mandated schedule of $1,141 plus interest. The carrying value of $234 at June 29, 2014 is expected to be received within the next twelve months.

As of June 29, 2014, other consists primarily of premiums on a split dollar life insurance policy that represents the value of the Company’s right of return on premiums paid for a retiree-owned insurance contract that matures in 2015.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	June 29, 2014	June 30, 2013
Land	$2,957	$2,949
Land improvements	11,676	11,676
Buildings and improvements	145,458	144,833
Assets under capital leases	4,587	1,234
Machinery and equipment	532,650	526,910
Computers, software and office equipment	17,404	16,647
Transportation equipment	4,901	4,866
Construction in progress	6,896	5,691
Gross property, plant and equipment	726,529	714,806
Less: accumulated depreciation	(602,436)	(599,592)
Less: accumulated amortization – capital leases	(291)	(50)
Total property, plant and equipment, net	$123,802	$115,164

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

During fiscal year 2014, the Company entered into four capital leases with an aggregate present value of $3,353 for certain machinery and transportation equipment.

Internal software development costs within PP&E consist of the following:

	June 29, 2014	June 30, 2013
Internal software development costs	$2,318	$2,166
Accumulated amortization	(2,075)	(1,932)
Net internal software development costs	$243	$234

Depreciation expense, including the amortization of assets under capital leases, internal software development costs amortization, repairs and maintenance expenses, and capitalized interest were as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Depreciation expense	$15,031	$21,597	$23,650
Internal software development costs amortization	143	128	236
Repair and maintenance expenses	18,319	18,649	16,270
Capitalized interest	172	36	—

9. Intangible Assets, Net

Intangible assets, net consist of the following:

	June 29, 2014	June 30, 2013
Customer lists	$23,615	$22,000
Non-compete agreements	4,293	4,243
Licenses	265	265
Trademarks	339	246
Patents	162	—
Total intangible assets, gross	28,674	26,754

Accumulated amortization - customer lists	(17,838)	(15,993)
Accumulated amortization - non-compete agreements	(3,214)	(2,895)
Accumulated amortization - licenses	(86)	(55)
Accumulated amortization - trademarks	(141)	(39)
Accumulated amortization - patents	(1)	—
Total accumulated amortization	(21,280)	(18,982)
Total intangible assets, net	$7,394	$7,772

In fiscal year 2007, the Company purchased the texturing operations of Dillon, which are included in the Company’s Polyester Segment. The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition. Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined. The customer list is amortized in a manner which reflects the expected economic benefit that will be received over its thirteen-year life. The non-compete agreement is amortized using the straight line method over the period currently covered by the agreement. The amortization expense is included within the Polyester Segment’s depreciation and amortization expense.

On December 2, 2013, the Company acquired certain draw winding assets and the associated business from Dillon, as described in “Note 4. Acquisitions.” A customer list and a non-compete agreement were recorded in connection with the business combination, utilizing similar valuation methods as described above for the fiscal year 2007 transaction. The customer list is amortized over a nine-year estimated useful life based on the expected economic benefit. The non-compete agreement is amortized using the straight line method over the five-year term of the agreement. The amortization expense is included within the Polyester Segment’s depreciation and amortization expense.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

During fiscal year 2012, the Company acquired a controlling interest in Renewables, as described in “Note 4. Acquisitions.” The non-compete agreement acquired is amortized using the straight line method over the five-year term of the agreement. The licenses acquired are amortized using the straight line method over their estimated useful lives of four to eight years.

The Company capitalizes expenses incurred to register trademarks for REPREVE® and other PVA products in various countries. The Company has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight line method.

Amortization expense for intangible assets consists of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Customer lists	$1,845	$1,837	$2,022
Non-compete agreements	319	313	327
Licenses	31	38	28
Trademarks	102	39	—
Patents	1	—	—
Total amortization expense	$2,298	$2,227	$2,377

The following table presents the expected intangible asset amortization for the next five fiscal years:

	2015	2016	2017	2018	2019
Expected amortization	$2,070	$1,671	$1,356	$1,024	$693

10. Other Non-Current Assets

Other non-current assets consist of the following:

	June 29, 2014	June 30, 2013
Biomass foundation and feedstock	$2,683	$1,852
Debt financing fees	2,093	2,117
Long-term deposits	295	5,050
Other investments	—	674
Other	15	550
Total other non-current assets	$5,086	$10,243

Biomass foundation and feedstock are currently being developed and propagated by Renewables for potential markets in the poultry bedding and bioenergy industries. Long-term deposits consist primarily of vendor deposits subsequent to the refunds of a domestic utility company deposit and a value-added tax deposit received in fiscal year 2014. See “Note 7. Other Current Assets” for further discussion of other investments and other, relating to amounts classified as current at June 29, 2014.

11. Accrued Expenses

Accrued expenses consist of the following:

	June 29, 2014	June 30, 2013
Payroll and fringe benefits	$12,406	$11,676
Utilities	2,876	3,058
Property taxes	821	798
Contingent consideration	537	—
Severance	374	1,049
Interest	102	102
Retiree medical liability	62	106
Other	1,411	1,696
Total accrued expenses	$18,589	$18,485

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Accrued severance is comprised of the current portion of amounts due under severance agreements between the Company and two of its former executive officers and certain other employees. See “Note 21. Other Operating Expense, Net” for further discussion of severance costs. Other consists primarily of workers compensation and other employee-related claims, marketing expenses, freight expenses, rent and other non-income related taxes.

12. Long-Term Debt

Debt Obligations

The following table presents a summary of the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of any interest rate swaps) as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of June 29, 2014	June 29, 2014	June 30, 2013
ABL Revolver	March 2019	3.1%	$26,000	$52,500
ABL Term Loan	March 2019	2.9%	68,000	42,800
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(1)	(2)	4,238	1,203
Total debt			99,488	97,753
Current portion of long-term debt			(7,215)	(65)
Total long-term debt			$92,273	$97,688

(1)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(2)	Fixed interest rates for capital lease obligations range from 2.3% to 4.6%.

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A. In addition, the Company entered into a $30,000 term loan (“Term B Loan”). The purpose of entering into the ABL Facility and the Term B Loan was to, among other things, refinance the Company’s then-existing indebtedness. Since that establishment, the Term B Loan has been repaid (on January 8, 2013), and the ABL Facility has been amended several times (most recently on August 25, 2014), such that, as of June 29, 2014, it had a maturity date of March 28, 2019, and consisted of a $100,000 revolving credit facility (“ABL Revolver”) and a $68,000 term loan (“ABL Term Loan”). As a result of the last amendment entered into after the end of fiscal year 2014 (which is described more specifically below under “—Subsequent Event – Fifth Amendment”), the ABL Term Loan increased to $90,000.

ABL Facility

The ABL Facility is secured by a first-priority security interest in substantially all owned property and assets (together with proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of first tier controlled foreign corporations) of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof. The ABL Facility is further secured by a first-priority lien on the Company’s limited liability company membership interest in Parkdale America, LLC (“PAL”).

The Credit Agreement, as amended, includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. Should excess availability under the ABL Revolver fall below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of June 29, 2014 was $21,000. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases, unless excess availability is greater than the Trigger Level for the thirty-day period prior to the making of such a distribution (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period).

The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. ABL Revolver borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.75% to 2.25%, or the Base Rate plus an applicable margin of 0.75% to 1.25%, with interest payable on a monthly basis. The applicable margin is based on the average quarterly excess availability under the ABL Revolver. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1.0%. There is also a monthly unused line fee under the ABL Revolver of 0.25% to 0.375% of the unused line amount.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of June 29, 2014, the ABL Term Loan bore interest at LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25%, with interest payable on a monthly basis. Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

As of June 29, 2014, under the terms of the ABL Facility, the Company was required to hedge at least $50,000 of variable interest rate exposure, so long as the outstanding principal of all indebtedness having variable rates of interest exceeds $75,000.

First Amendment

On December 27, 2012, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) to amend certain terms of the ABL Facility in connection with the Company’s then-anticipated January 8, 2013 repayment of all amounts outstanding under the Term B Loan. The First Amendment revised the definition of fixed charges within the Credit Agreement for the ABL Facility and within the Company’s fixed charge coverage ratio calculation to exclude any mandatory or optional prepayments of the Term B Loan made after December 25, 2012 and prior to February 4, 2013, in an amount not to exceed $13,800, subject to the satisfaction of certain specified conditions (which were met by the Company). An amendment fee of $50 was paid to the participating lenders during the quarter ended March 24, 2013.

Second Amendment

On June 25, 2013, the Company entered into a Second Amendment to Credit Agreement (“Second Amendment”). The Second Amendment, among other things: (i) extended the maturity date of the ABL Facility from May 24, 2017 to May 24, 2018; (ii) authorized the ABL Term Loan amount to be increased from its then existing balance of $42,800 to $50,000; (iii) replaced the $1,800 quarterly ABL Term Loan principal payments with payments (if any) based on the amount that the outstanding balance of the ABL Term Loan exceeds a calculation of eligible collateral; (iv) reduced the ABL Term Loan interest rate from LIBOR plus an applicable margin of 2.25% to 2.75%, or the Base Rate plus an applicable margin of 1.25% to 1.75%, to LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25%; (v) revised the definition of fixed charges for purposes of the Company’s fixed charge coverage ratio calculation to exclude ABL Term Loan voluntary principal prepayments and all principal prepayments of the Term B Loan; (vi) revised the definition of fixed charge coverage ratio to exclude share repurchases permitted under the Credit Agreement; (vii) increased the trigger level for the financial covenant which requires the Company to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 when excess availability under the ABL Revolver falls below the greater of $10,000 or 20% of the maximum revolver amount (from the previous trigger level of the greater of $10,000 or 15% of the maximum revolver amount); (viii) required excess availability to not be less than $20,000 at any time during the thirty day period prior to the making of restricted payments consisting of dividends and share repurchases; (ix) after July 19, 2015, allowed the Company to reset the calculation of eligible machinery and equipment and eligible real property collateral specific to the ABL Term Loan (the “Collateral Reset”), such that the ABL Term Loan amount could be increased to $50,000 (the “ABL Term Loan Reload”), upon satisfaction of certain additional conditions at the time of the reload; and (x) reduced the letter of credit sublimit to $10,000. Some of the foregoing items were subject to satisfaction of certain conditions, including updated real estate appraisals, which conditions were subsequently satisfied on July 19, 2013. An amendment fee of $125 was paid to the participating lenders during the quarter ended June 30, 2013.

Third Amendment

On January 16, 2014, the Company entered into a Third Amendment to Credit Agreement (“Third Amendment”). The Third Amendment, among other things: (i) revised the definition of permitted indebtedness to allow the Company to enter into permitted sales and leaseback transactions of equipment in an aggregate amount not to exceed $4,000 per fiscal year; (ii) revised the definition of permitted dispositions to increase the amount of certain asset sales or dispositions from $500 to $4,000 per fiscal year; and (iii) revised the mandatory prepayment provision to increase the amount of net proceeds received from certain permitted dispositions that would be required to prepay the outstanding ABL Facility debt from $500 to $4,000 per fiscal year. No amendment fee was required.

Fourth Amendment

On March 28, 2014, the Company entered into a Fourth Amendment to Credit Agreement (“Fourth Amendment”). The Fourth Amendment, among other things: (i) increased the ABL Term Loan by $18,000 to $68,000; (ii) beginning October 1, 2014, requires $2,125 of fixed quarterly payments on the ABL Term Loan; (iii) extended the maturity date of the ABL Facility from May 24, 2018 to March 28, 2019; (iv) modified the calculation of the fixed charge coverage ratio to exclude certain capital expenditures, at the election of the Company, through June 30, 2015, subject to a maximum exclusion of $18,000 for any consecutive twelve month period and other limitations; (v) modified the definition of the trigger level, such that it is reached when excess availability under the ABL Revolver falls below the greater of $10,000, 20% of the maximum revolver amount or 12.5% of the sum of the maximum revolver amount plus the outstanding principal amount of the ABL Term Loan; and (vi) increased the ABL Term Loan Reload amount from $50,000 to $68,000. An amendment fee of $150 was paid to the participating lenders during the quarter ended June 29, 2014.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Subsequent Event - Fifth Amendment

On August 25, 2014, the Company entered into a Fifth Amendment to Credit Agreement (“Fifth Amendment”). The Fifth Amendment, among other things: (i) increased the ABL Term Loan by $22,000 to $90,000; (ii) increased the fixed quarterly payments on the ABL Term Loan from $2,125 to $2,812; (iii) modified the calculation of the fixed charge coverage ratio to exclude certain capital expenditures and permitted acquisitions, at the election of the Company, through June 30, 2015, subject to a maximum exclusion of $40,000 for any consecutive twelve-month period and other limitations; (iv) increased the ABL Term Loan interest rate from LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25%, to LIBOR plus an applicable margin of 2.50%, or the Base Rate plus an applicable margin of 1.50%; (v) modified the date on which the eligibility of certain collateral is calculated as a date between July 19, 2015 and December 31, 2015, subject to satisfaction of certain additional conditions, such that the ABL Term Loan amount can be increased up to $90,000; (vi) related to the making of restricted payments (consisting of dividends and share repurchases), in addition to existing requirements, added a requirement to have a fixed charge coverage ratio of at least 1.0 to 1.0 during the same period, calculated on a pro forma basis as if all such restricted payments made pursuant to the most recent compliance certificate date were made on the last day of the applicable twelve-fiscal-month period; and (vii) removed the requirement to hedge interest rate exposure on funded indebtedness. An amendment fee of $95 was paid to the participating lenders during the quarter ending September 28, 2014.

As of June 29, 2014, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $61,103; the fixed charge coverage ratio was 10.3 to 1.0; and the Company had $2,325 of standby letters of credit, none of which have been drawn upon.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement under which it borrowed $1,250 from the Company’s unconsolidated affiliate, U.N.F. Industries Ltd. The loan bears interest at 3% with interest payable semi-annually and does not amortize. During fiscal year 2014, the maturity date was extended from August 30, 2014 to August 30, 2015, at which time the entire principal balance is due.

Capital Lease Obligations

On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment. The present value of the fifteen-year lease was $1,234 and payments are made monthly. The implicit annual interest rate under the lease is approximately 4.6%.

During fiscal year 2014, the Company entered into four capital leases with an unrelated third party for certain machinery and equipment, with an aggregate present value of $3,353.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the following five fiscal years and thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2015	2016	2017	2018	2019	Thereafter
ABL Revolver	$—	$—	$—	$—	$26,000	$—
ABL Term Loan	6,375	8,500	8,500	8,500	36,125	—
Capital lease obligations	840	866	808	558	366	800
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$7,215	$10,616	$9,308	$9,058	$62,491	$800

Debt Financing Fees

Debt financing fees are classified within other non-current assets and consist of the following:

	June 29, 2014	June 30, 2013
Balance at beginning of year	$2,117	$2,870
Amounts paid related to debt refinancing	—	113
Amounts paid related to debt modification	400	197
Amortization charged to interest expense	(424)	(632)
Amounts charged to extinguishment of debt due to prepayments	—	(431)
Balance at end of year	$2,093	$2,117

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Interest Expense

Interest expense consists of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Interest on ABL Facility	$3,292	$3,673	$1,920
Interest on Term B Loan	—	722	198
Interest on 11.5% Senior Secured Notes	—	—	13,045
Other	192	107	40
Subtotal	3,484	4,502	15,203
Reclassification adjustment for interest rate swap	554	322	—
Amortization of debt financing fees	424	632	870
Mark-to-market adjustment for interest rate swap	39	(931)	—
Interest capitalized to property, plant and equipment, net	(172)	(36)	—
Subtotal	845	(13)	870
Total interest expense	$4,329	$4,489	$16,073

Loss on Extinguishment of Debt

The components of loss on extinguishment of debt consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Prepayment call premium for 11.5% Senior Secured Notes	$—	$—	$288
Prepayment call premium and other costs for Term B Loan	—	671	284
Non-cash charges due to write-off of debt financing fees	—	431	2,631
Loss on extinguishment of debt	$—	$1,102	$3,203

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 29, 2014	June 30, 2013
Supplemental post-employment plan	$3,173	$2,665
Contingent consideration	2,026	—
Uncertain tax positions	1,101	1,275
Interest rate swap	363	324
Other	886	789
Total other long-term liabilities	$7,549	$5,053

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of employment. Amounts charged to SG&A expenses for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012 were $780, $775 and $394, respectively.

Contingent consideration represents the present value of the long-term portion of contingent payments associated with the Company’s December 2013 acquisition of Dillon’s draw winding business. See “Note 18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for further discussion.

Other primarily includes certain retiree and post-employment medical and disability liabilities and deferred energy incentive credits.

14. Income Taxes

Components of income before income taxes

The components of income before income taxes consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
United States	$38,816	$16,900	$3,010
Foreign	9,065	12,114	5,839
Income before income taxes	$47,881	$29,014	$8,849

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Components of provision (benefit) for income taxes

The components of provision (benefit) for income taxes consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Current:
Federal	$14,463	$2,399	$457
State	1,035	119	69
Foreign	4,092	5,210	4,549
	19,590	7,728	5,075
Deferred:
Federal	183	7,086	(2,733)
State	900	542	(3,285)
Foreign	(512)	(2,012)	(1,036)
	571	5,616	(7,054)
Provision (benefit) for income taxes	$20,161	$13,344	$(1,979)

Federal deferred tax expense includes the utilization of net operating loss carryforwards of $7,904 and $8,930 for fiscal years June 30, 2013 and June 24, 2012, respectively. State deferred tax expense includes the utilization of net operating loss carryforwards of $499, $825 and $307 for fiscal years June 29, 2014, June 30, 2013 and June 24, 2012, respectively. Foreign deferred tax expense includes the utilization of net operating loss carryforwards of $216, $258 and $601 for fiscal years June 29, 2014, June 30, 2013 and June 24, 2012, respectively.

Effective income tax rate

The provision (benefit) for income taxes computed by applying the federal statutory tax rate as reconciled to the effective tax rate is as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	2.1	0.5
Foreign income taxed at different rates	(0.7)	(0.1)	(7.3)
Repatriation of foreign earnings	0.4	1.1	71.6
Unremitted foreign earnings, net of foreign tax credit	0.5	1.0	54.2
Change in valuation allowance	4.5	10.3	(180.2)
Domestic production activities deduction	(2.3)	(1.2)	—
Research and other credits	(0.3)	(3.5)	—
Nondeductible expenses and other	2.2	1.3	3.8
Effective tax rate	42.1%	46.0%	(22.4% )

The Company’s effective tax rate for the year ended June 29, 2014 was significantly impacted by the increase in the valuation allowance primarily related to equity investments, partially offset by the domestic production activities deduction, research and development credits and other credits.

Deferred income taxes

The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	June 29, 2014	June 30, 2013
Deferred tax assets:
Investments, including unconsolidated affiliates	$13,682	$12,318
State tax credits	85	314
Accrued liabilities and valuation reserves	4,187	4,189
Net operating loss carryforwards	1,635	1,980
Intangible assets	5,259	6,220
Foreign tax credits	2,588	2,588
Incentive compensation plans	2,896	3,070
Other items	5,167	3,577
Total gross deferred tax assets	35,499	34,256
Valuation allowance	(18,615)	(16,690)
Net deferred tax assets	16,884	17,566

Deferred tax liabilities:
Property, plant and equipment	(6,709)	(6,770)
Unremitted foreign earnings	(7,639)	(7,390)
Other	(618)	(795)
Total deferred tax liabilities	(14,966)	(14,955)
Net deferred tax asset	$1,918	$2,611

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred income taxes - valuation allowance

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment. Since the Company operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.

The balances and activity for the Company’s deferred tax valuation allowance are as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Balance at beginning of the year	$(16,690)	$(13,911)	$(30,164)
Charged to costs and expenses	(1,925)	(3,243)	15,847
Charged to other accounts	—	464	239
Deductions	—	—	167
Balance at end of year	$(18,615)	$(16,690)	$(13,911)

Based on the assessment at June 29, 2014, the Company has recorded a valuation allowance of $18,615, of which $15,459 related to reserves against certain domestic deferred tax assets primarily related to equity investments and foreign tax credits as well as $3,156 related to reserves against certain deferred tax assets of the Company’s foreign subsidiaries primarily related to net operating loss carryforwards and equity investments.

During fiscal year 2014, the Company’s valuation allowance increased by $1,925. This increase consists of $1,368 related to certain domestic equity investments and $557 related to equity investments and net operating loss carryforwards of the Company’s foreign subsidiaries.

At June 30, 2013, the Company had recorded a valuation allowance of $16,690, of which $14,091 related to reserves against certain domestic deferred tax assets primarily related to equity investments and foreign tax credits as well as $2,599 related to reserves against certain deferred tax assets of the Company’s foreign subsidiaries primarily related to net operating loss carryforwards and equity investments.

During fiscal year 2013, the Company’s valuation allowance increased by $2,779. This increase consisted of $3,428 related to certain foreign and domestic equity investments partially offset by a decrease of $649 related to certain foreign net operating loss carryforwards and temporary items. Deferred tax expense was reduced by $424.

At June 24, 2012, the Company had recorded a valuation allowance of $13,911, of which $11,194 related to reserves against certain domestic deferred tax assets primarily related to equity investments and foreign tax credits as well as $2,717 related to equity investments and net operating loss carryforwards of the Company’s foreign subsidiaries.

During fiscal year 2012, the Company’s valuation allowance decreased $16,253. This decrease consisted of $17,498 primarily due to the utilization of domestic federal and state net operating loss carryforwards during the year and the reversal of the valuation allowance for various deferred tax assets based on projected future taxable income, partially offset by $1,245 related to certain foreign equity investments. Deferred tax expense was reduced by $6,017 and $239 was recorded to accumulated other comprehensive loss.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Unrecognized tax benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Balance at beginning of the year	$964	$1,154	$775
Gross increases related to current period tax positions	78	250	6
Gross increases related to tax positions in prior periods	68	—	400
Gross decreases related to settlements with tax authorities	(2)	—	—
Gross decreases related to lapse of applicable statute of limitations	(125)	(440)	(27)
Balance at end of year	$983	$964	$1,154

Unrecognized tax benefits would generate a favorable impact of $935 on the Company’s effective tax rate when recognized. The Company expects uncertain tax positions to decrease by $107 within the next twelve months due to statute expirations on certain positions. Interest and penalties recognized by the Company within provision (benefit) for income taxes were $(193), $(250) and $9 for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively. The Company has $118, $311 and $561 accrued for interest and/or penalties related to uncertain tax positions as of June 29, 2014, June 30, 2013 and June 24, 2012, respectively.

Expiration of net operating loss carryforwards and foreign tax credits

As of June 29, 2014, the Company has $8,876 of state net operating loss carryforwards, for which no valuation allowance is established, that may be used to offset future taxable income. In addition, the Company has $2,588 of foreign tax credit carryforwards of which $1,680 are offset by valuation allowances. These carryforwards, if unused, will expire as follows:

State net operating loss carryforwards	2015 through 2033
Foreign tax credit carryforwards	2021

Tax years subject to examination

The Company and its domestic subsidiaries file a consolidated federal income tax return, as well as income tax returns in multiple state and foreign jurisdictions. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. During the third quarter of fiscal year 2013, the Internal Revenue Service completed an audit of the Company’s 2010 tax year, with no changes being made to the tax return reported. The Company remains subject to income tax examinations for U.S. federal income taxes for tax years 2011 through 2013, for foreign income taxes for tax years 2008 through 2013, and for state and local income taxes for tax years 2009 through 2013. The U.S. federal returns and certain state tax returns filed for the 2011 through 2013 tax years have utilized carryforward tax attributes generated in prior tax years, including net operating losses that could potentially be revised upon examination.

Indefinite reinvestment assertion

During fiscal year 2014, the Company increased the amount of foreign earnings expected to be repatriated by $713. The Company has plans to repatriate $21,827 of future cash flows generated from its operations in Brazil and has a deferred tax liability of $7,639 to reflect the additional income tax that would be due as a result of these plans. As of June 29, 2014, $30,643 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. Computation of the potential tax liabilities associated with unremitted earnings permanently reinvested is not practicable.

15. Shareholders’ Equity

During fiscal year 2014, the Company completed its repurchase of shares under its $50,000 stock repurchase program that had been approved by the Board on January 22, 2013 (the “2013 SRP”). On April 23, 2014, the Board approved a new stock repurchase program (“2014 SRP”) to acquire up to an additional $50,000 of the Company’s common stock. Under the 2014 SRP (as was the case under the 2013 SRP), the Company has been authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the Company’s repurchases and retirements of its common stock under the 2013 SRP and the 2014 SRP.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the 2014 SRP
Fiscal year 2013	1,068	$18.08
Fiscal year 2014	1,524	$23.96
Total	2,592	$21.54	$44,169

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

Stock options

During fiscal years 2014, 2013 and 2012, the Company granted stock options to purchase 97, 138 and 127 shares of stock, respectively, to certain key employees. The stock options vest ratably over the required three-year service period and have ten-year contractual terms. For the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, the weighted average exercise price of the options granted was $22.31, $11.15 and $12.47 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $14.66, $7.28 and $7.88 per share, respectively.

For options granted, the valuation models used the following assumptions:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Expected term (years)	7.4	7.5	6.3
Risk-free interest rate	2.1%	1.0%	2.0%
Volatility	65.9%	66.9%	68.2%
Dividend yield	—	—	—

The Company uses historical data to estimate the expected term and volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

A summary of stock option activity for the fiscal year ended June 29, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	1,541	$8.41
Granted	97	$22.31
Exercised	(798)	$8.41
Forfeited	(33)	$13.69
Expired	(7)	$20.55
Outstanding at June 29, 2014	800	$9.77	5.9	$14,123
Vested and expected to vest as of June 29, 2014	795	$9.73	5.9	$14,080
Exercisable at June 29, 2014	588	$7.55	5.1	$11,688

At June 29, 2014, 13 non-vested options are subject to a market condition that vests the options on the date that the closing price of the Company’s common stock on the New York Stock Exchange has been at least $30 per share for thirty consecutive trading days. During fiscal year 2014, 14 options subject to a similar market condition at a threshold of $24 per share vested and were outstanding as of June 29, 2014. The weighted average exercise price of such 27 options subject to a market condition is $8.16.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

At June 29, 2014, the remaining unrecognized compensation cost related to the unvested stock options was $706, which is expected to be recognized over a weighted average period of 1.9 years.

For the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, the total intrinsic value of options exercised was $12,963, $1,937 and $40, respectively. The amount of cash received from the exercise of options was $3,136, $1,298 and $71 for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively. The tax benefit realized from stock options exercised was $4,934, $680 and $1 for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively.

Restricted stock units

During fiscal years 2014, 2013 and 2012, the Company granted 22, 32 and 64 restricted stock units (“RSUs”), respectively, to certain key employees. The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock. The RSUs vest over a three-year period, and will be converted into an equivalent number of shares of stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. If, after the first anniversary of the grant date and prior to the final vesting date, the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the fair value of the RSUs granted during fiscal years 2014, 2013 and 2012 to be $22.08, $11.23, and $12.47 per RSU, respectively.

During fiscal years 2014, 2013 and 2012, the Company granted 25, 30 and 49 RSUs, respectively, to the Company’s non-employee directors. The RSUs became fully vested on the grant date. The RSUs convey no rights of ownership in shares of Company stock until such RSUs have been distributed to the grantee in the form of Company stock. The vested RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan. The Company estimated the fair value of the RSUs granted during fiscal years 2014, 2013 and 2012 to be $23.23, $13.57 and $9.10 per RSU, respectively.

The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date.

A summary of the RSU activity for the fiscal year ended June 29, 2014 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	75	$11.94	112	187	$11.78
Granted	47	$22.68	—	47	$22.68
Vested	(71)	$15.96	71	—	$15.96
Converted	—	$—	(31)	(31)	$12.06
Forfeited	(2)	$22.08	—	(2)	$22.08
Outstanding at June 29, 2014	49	$16.11	152	201	$14.19

At June 29, 2014, the number of RSUs vested and expected to vest was 201, with an aggregate intrinsic value of $5,522. The aggregate intrinsic value of the 152 vested RSUs at June 29, 2014 was $4,172.

The remaining unrecognized compensation cost related to the unvested RSUs at June 29, 2014 is $237, which is expected to be recognized over a weighted average period of 1.9 years.

For the fiscal years ended June 29, 2014 and June 30, 2013, the total intrinsic value of RSUs converted was $696 and $114, respectively. The tax benefit realized from the conversion of RSUs was $275 and $45 for the fiscal years ended June 29, 2014 and June 30, 2013.

Summary

The total cost charged against income related to all stock based compensation arrangements was as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Stock options	$1,001	$847	$774
RSUs	938	686	1,280
Total compensation cost	$1,939	$1,533	$2,054

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The total income tax benefit recognized for stock based compensation was $513, $381 and $642 for fiscal years 2014, 2013 and 2012, respectively.

As of June 29, 2014, total unrecognized compensation costs related to all unvested stock based compensation arrangements was $943. The weighted average period over which these costs are expected to be recognized is 1.9 years.

As of June 29, 2014, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

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

The following table presents the employer contribution expense related to the DC Plan incurred each year:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Matching contribution expense	$2,006	$2,015	$2,012

18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates. The Company does not enter into derivative contracts for speculative purposes.

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. As of June 29, 2014, the latest maturity date for all outstanding foreign currency forward contracts was during July 2014. These items are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities.

Interest rate swap

On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to additional LIBOR-based variable rate borrowings under the Company’s ABL Revolver and ABL Term Loan. It increased to $85,000 in May 2013 (when certain other interest rate swaps terminated) and decreases $5,000 per quarter beginning in August 2013 until the balance again reaches $50,000 in February 2015, where it will remain through the life of the instrument. This interest rate swap allows the Company to fix LIBOR at 1.06% and terminates on May 24, 2017. At June 29, 2014, the notional amount of the interest rate swap was $65,000.

On November 26, 2012, the Company de-designated the interest rate swap as a cash flow hedge. For the fiscal years ended June 29, 2014 and June 30, 2013, the Company reclassified pre-tax unrealized losses of $554 and $322 from accumulated other comprehensive loss to interest expense, respectively. The Company expects to reclassify additional losses of $327 during the next twelve months. Since the de-designation of this interest rate swap, the Company has recognized a pre-tax unrealized marked to market loss of $39 and a gain of $931 within interest expense for the fiscal years ended June 29, 2014 and June 30, 2013, respectively. See “Note 19. Accumulated Other Comprehensive Loss” for further discussion of the reclassifications of unrealized losses from accumulated other comprehensive loss.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Contingent consideration

On December 2, 2013, the Company acquired certain assets in a business combination with Dillon and recorded a contingent consideration liability, as described in “Note 4. Acquisitions.” The fair value of the contingent consideration is measured at each reporting period using a discounted cash flow methodology based on inputs not observable in the market (Level 3 classification in the fair value hierarchy). The inputs to the discounted cash flow model include the estimated payments through the term of the agreement based on an agreed-upon definition and schedule, adjusted to risk-neutral estimates using a market price of risk factor which considers relevant metrics of comparable entities, discounted using an observable cost of debt over the term of the estimated payments. Any change in the fair value from either the passage of time or events occurring after the acquisition date is recorded in other operating expense, net. As of June 29, 2014, the inputs and assumptions used to develop the fair value measurement have not changed since the acquisition date.

A reconciliation of the changes in the fair value follows:

Contingent consideration as of December 2, 2013	$2,500
Changes in fair value	172
Payments	(109)
Contingent consideration as of June 29, 2014	$2,563

Based on the present value of the expected future payments, $537 is reflected in accrued expenses and $2,026 is reflected in other long-term liabilities.

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of June 29, 2014	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	EUR	495	$668	Other current assets	Level 2	$7
Interest rate swap	USD	$65,000	$65,000	Other long-term liabilities	Level 2	$(363)
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$(2,563)

As of June 30, 2013	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	MXN	3,800	$295	Other current assets	Level 2	$3
Interest rate swap	USD	$85,000	$85,000	Other long-term liabilities	Level 2	$(324)

(EUR represents the Euro; MXN represents the Mexican Peso)

Estimates for the fair value of the Company’s foreign currency forward contracts and interest rate swaps are obtained from month-end market quotes for contracts with similar terms.

The effects of marked to market hedging derivative instruments are as follows:

		For the Fiscal Years Ended
Derivatives not designated as hedges:	Classification:	June 29, 2014	June 30, 2013	June 24, 2012
Foreign currency contracts – EUR/USD	Other operating expense, net	$(10)	$—	$—
Foreign currency contracts – MXN/USD	Other operating expense, net	(3)	46	(45)
Foreign currency contracts – USD/$R	Other operating expense, net	—	—	(2)
Interest rate swap	Interest expense	39	(931)	—
Total loss (gain) recognized in income		$26	$(885)	$(47)

(EUR represents the Euro; MXN represents the Mexican Peso; $R represents the Brazilian Real)

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

By entering into derivative instrument contracts, the Company exposes itself to counterparty credit risk. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting the amount of exposure to any single counterparty and regularly monitoring its market position with each counterparty. The Company’s derivative instruments do not contain any credit-risk-related contingent features.

The Company believes that there have been no significant changes to its credit risk profile or the interest rates available to the Company for debt issuances with similar terms and average maturities and the Company estimates that the fair values of its debt obligations approximate the carrying amounts. Other financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

There were no transfers into or out of the levels of the fair value hierarchy for the fiscal years ended June 29, 2014 and June 30, 2013.

Non-Financial Assets and Liabilities

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

19. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

		Derivative Financial Instruments
	Foreign Currency Translation Adjustments	Unrealized (loss) gain on interest rate swaps	Unrealized (loss) gain on cash flow hedges(1)	Accumulated Other Comprehensive Income (Loss)
Balance at June 26, 2011	$24,830	$(408)	$(646)	$23,776
Other comprehensive loss, net of tax	(22,813)	(367)	(568)	(23,748)
Balance at June 24, 2012	2,017	(775)	(1,214)	28

Other comprehensive (loss) income, net of tax	(6,585)	(157)	1,214	(5,528)
Balance at June 30, 2013	$(4,568)	$(932)	$—	$(5,500)

Other comprehensive income, net of tax	327	554	—	881
Balance at June 29, 2014	$(4,241)	$(378)	$—	$(4,619)

(1)Unrealized (loss) gain on cash flow hedges related to an unconsolidated affiliate

A summary of the pre-tax, tax and after-tax effects of the components of other comprehensive income (loss) for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012 is provided as follows:

	Fiscal Year 2014			Fiscal Year 2013			Fiscal Year 2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive income (loss):

Foreign currency translation adjustments	$327	$—	$327	$(6,585)	$—	$(6,585)	$(22,813)	$—	$(22,813)

Unrealized (loss) gain on interest rate swaps	—	—	—	(240)	(239)	(479)	(606)	239	(367)

Unrealized gain (loss) on cash flow hedges for an unconsolidated affiliate	—	—	—	1,214	—	1,214	(568)	—	(568)

Reclassification adjustment for interest rate swap included in net income	554	—	554	322	—	322	—	—	—

Other comprehensive income (loss)	$881	$—	$881	$(5,289)	$(239)	$(5,528)	$(23,987)	$239	$(23,748)

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

20. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Basic EPS
Net income attributable to Unifi, Inc.	$28,823	$16,635	$11,491
Weighted average common shares outstanding	18,919	19,909	20,088
Basic EPS	$1.52	$0.84	$0.57

Diluted EPS
Net income attributable to Unifi, Inc.	$28,823	$16,635	$11,491

Weighted average common shares outstanding	18,919	19,909	20,088
Net potential common share equivalents – stock options and RSUs and RSU’s	702	796	306
Adjusted weighted average common shares outstanding	19,621	20,705	20,394
Diluted EPS	$1.47	$0.80	$0.56

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	91	210	184

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	13	27	567

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

21. Other Operating Expense, Net

The components of other operating expense, net consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Operating expenses for Renewables	$2,749	$2,396	$1,633
Restructuring charges, net	1,273	813	71
Foreign currency transaction losses (gains)	504	(132)	270
Net loss on sale or disposal of assets	475	243	369
Other, net	288	89	(272)
Other operating expense, net	$5,289	$3,409	$2,071

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, operating supplies, product testing and administrative costs. Operating expenses for Renewables also include $343, $230 and $97 of depreciation and amortization expense for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively.

The components of restructuring charges, net consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Severance	$941	$948	$—
Equipment relocation and reinstallation costs	356	—	—
Other	(24)	(135)	71
Restructuring charges, net	$1,273	$813	$71

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Severance

On May 14, 2013, the Company and one of its executive officers entered into a severance agreement that provides severance and certain other benefits through November 2014. On August 12, 2013, the Company and another of its executive officers entered into a severance agreement that provides severance payments through November 2014 and certain other benefits through the earlier of his new employment, gainful self-employment or December 2014. The table below presents changes to the severance reserves for the fiscal year ended June 29, 2014:

	Balance June 30, 2013	Charged to expense	Charged to other accounts	Payments	Adjustments	Balance June 29, 2014
Accrued severance	$1,186	941	244	(1,997)	—	$374

Equipment Relocation and Reinstallation Costs

During fiscal year 2014, the Company dismantled and relocated certain polyester draw warping equipment from Monroe, North Carolina to a Burlington, North Carolina facility. The Company also dismantled and relocated certain polyester texturing and twisting equipment between locations in North Carolina and El Salvador. The costs incurred for the relocation of equipment were charged to restructuring expense within the Polyester Segment as incurred.

22. Other Non-Operating Expense (Income)

During the fourth quarter of fiscal year 2014, the Company recorded an impairment charge of $126 relating to an investment, accounted for under the cost method, for which there are no expected future cash inflows.

During fiscal year 2012, the Company’s Brazilian subsidiary, Unifi do Brasil (“UDB”), recorded a gain of $1,488 from a refund of non-income related taxes plus interest. During the 2000-2004 tax years, UDB paid a tax based on gross revenue to the Brazilian federal government, which included a tax on interest income. The interest income portion of the tax was successfully challenged in the Brazilian courts.

23. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated. PAL is a limited liability company treated as a partnership for income tax reporting purposes. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL has 13 manufacturing facilities located primarily in the southeast region of the U.S. According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 74% of total revenues and 78% of total gross accounts receivable outstanding. As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant, the Company files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year. The Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2013 on March 27, 2014 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 28, 2013.

During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton (the “EAP program”). The EAP program offers a subsidy for cotton consumed in domestic production, and the subsidy is paid the month after the eligible cotton is consumed. The subsidy must be used within eighteen months after the marketing year in which it is earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provided a subsidy of four cents per pound through July 31, 2012 and thereafter provides a subsidy of up to three cents per pound. In February 2014, the federal government extended the EAP program for five years. The cotton subsidy will remain at three cents per pound for the life of the program. PAL recognizes its share of income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired, with an appropriate allocation methodology considering the dual criteria of the subsidy.

PAL is subject to price risk related to anticipated fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. As of June 2014, PAL had no futures contracts designated as cash flow hedges.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of June 29, 2014, the Company’s investment in PAL was $95,918 and reflected within investments in unconsolidated affiliates in the Consolidated Balance Sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of June 29, 2014	$114,323
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(314)
Investment as of June 29, 2014	$95,918

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

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of June 29, 2014, the Company’s open purchase orders related to this agreement were $2,373.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
UNF	$9,582	$11,752	$12,875
UNF America	24,223	22,601	17,956
Total	$33,805	$34,353	$30,831

As of June 29, 2014 and June 30, 2013, the Company had combined accounts payable due to UNF and UNF America of $3,966 and $2,890, respectively.

The Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of June 29, 2014, the Company’s combined investments in UNF and UNF America were $3,311 and are shown within investments in unconsolidated affiliates in the Consolidated Balance Sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is presented in the following tables. As PAL is defined as significant, its information is separately disclosed. The operating results of Renewables are included through the end of the Company’s first quarter of fiscal year 2012, and thereafter Renewables’ results have been consolidated.

	As of June 29, 2014
	PAL	Other	Total
Current assets	$248,651	$9,187	$257,838
Noncurrent assets	143,720	3,065	146,785
Current liabilities	50,696	5,437	56,133
Noncurrent liabilities	5,432	—	5,432
Shareholders’ equity and capital accounts	336,243	6,815	343,058

The Company’s portion of undistributed earnings	25,269	616	25,885

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	As of June 30, 2013
	PAL	Other	Total
Current assets	$266,300	$11,343	$277,643
Noncurrent assets	111,061	3,163	114,224
Current liabilities	44,517	4,910	49,427
Noncurrent liabilities	15,609	—	15,609
Shareholders’ equity and capital accounts	317,235	9,596	326,831

	For the Fiscal Year Ended June 29, 2014
	PAL	Other	Total
Net sales	$841,542	$34,717	$876,259
Gross profit	63,645	3,921	67,566
Income from operations	48,857	2,259	51,116
Net income	52,283	2,529	54,812
Depreciation and amortization	26,222	101	26,323

Cash received by PAL under EAP program	16,909	—	16,909
Earnings recognized by PAL for EAP program	23,509	—	23,509

Distributions received	11,314	1,900	13,214

	For the Fiscal Year Ended June 30, 2013
	PAL	Other	Total
Net sales	$785,351	$35,190	$820,541
Gross profit	46,918	4,997	51,915
Income from operations	25,809	3,283	29,092
Net income	27,575	3,330	30,905
Depreciation and amortization	29,500	101	29,601

Cash received by PAL under EAP program	17,369	—	17,369
Earnings recognized by PAL for EAP program	8,744	—	8,744

Distributions received	13,440	1,500	14,940

	For the Fiscal Year Ended June 24, 2012
	PAL	Other	Total
Net sales	$1,063,126	$31,958	$1,095,084
Gross profit	66,266	3,589	69,855
Income from operations	57,203	1,414	58,617
Net income	56,069	1,461	57,530
Depreciation and amortization	33,549	131	33,680

Cash received by PAL under EAP program	22,090	—	22,090
Earnings recognized by PAL for EAP program	21,769	—	21,769

Distributions received	9,616	1,000	10,616

As of the end of PAL’s fiscal June 2014, fiscal June 2013 and fiscal June 2012 periods, PAL’s amounts of deferred revenues related to the EAP program were $0, $8,791 and $166, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

24. Commitments and Contingencies

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

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. In addition, Renewables leases farm land for use in growing FGM. Currently, the Company does not sub-lease any of its leased property.

The following table presents, as of June 29, 2014, future minimum lease payments on a fiscal year basis for non-cancelable operating leases with initial terms in excess of one year:

	2015	2016	2017	2018	2019	Thereafter
Minimum lease payments	$2,118	$1,395	$1,158	$802	$91	$—

Rental expenses incurred under operating leases and included in operating income consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Rental expenses	$3,621	$3,412	$3,146

Unconditional Obligations

The Company is a party to unconditional obligations for certain utility, equipment purchase and other purchase or service commitments.  These commitments are non-cancelable, have remaining terms in excess of one year and qualify as normal purchases.

On a fiscal year basis, the payments expected to be made as part of these commitments are as follows:

	2015	2016	2017	2018	2019	Thereafter
Unconditional purchase obligations	$12,567	$8,188	$8,199	$5,191	$1,803	$—
Unconditional service obligations	2,614	1,344	12	—	—	—
Total unconditional obligations	$15,181	$9,532	$8,211	$5,191	$1,803	$—

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

For fiscal years 2014, 2013 and 2012, costs incurred under these commitments consisted of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Costs for unconditional purchase obligations	$31,386	$31,953	$31,272
Costs for unconditional service obligations	5,932	5,679	5,598
Total	$37,318	$37,632	$36,870

25. Related Party Transactions

Related party receivables consist of the following:

	June 29, 2014	June 30, 2013
Dillon Yarn Corporation	$4	$198
Cupron, Inc.	1	6
Total related party receivables (included within receivables, net)	$5	$204

Related party payables consist of the following:

	June 29, 2014	June 30, 2013
Cupron, Inc.	$525	$218
Salem Leasing Corporation	272	267
Dillon Yarn Corporation	131	135
American Drawtech Company, Inc.	—	17
Total related party payables (included within accounts payable)	$928	$637

Related party transactions consist of the matters in the table below and the following paragraphs:

		For the Fiscal Years Ended
Affiliated Entity	Transaction Type	June 29, 2014	June 30, 2013	June 24, 2012
Dillon Yarn Corporation	Yarn purchases	$3,042	$2,523	$2,333
Dillon Yarn Corporation	Sales service agreement costs	—	349	845
Dillon Yarn Corporation	Sales	1,237	182	134
Dillon Yarn Corporation	Reimbursement of equipment relocation costs	—	75	—

American Drawtech Company, Inc.	Sales	—	884	2,876
American Drawtech Company, Inc.	Yarn purchases	—	56	147

Salem Leasing Corporation	Transportation equipment costs	3,607	3,077	3,096

Cupron, Inc.	Sales	486	236	116
Cupron, Inc.	Raw material purchases	8	—	—

Mr. Mitchel Weinberger, a member of the Board, is president and chief operating officer of Dillon Yarn Corporation (“Dillon”). In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon and entered into an agreement under which the Company agreed to pay Dillon for certain sales and services to be provided by Dillon's sales staff and executive management. That agreement expired pursuant to its terms on December 31, 2012. In addition, the Company recorded sales to and commission income from Dillon and has purchased products from Dillon.

On April 8, 2013, the Company entered a commissioning agreement with Dillon. Under the terms of the agreement, the Company agreed to move Dillon’s draw winding equipment from Dillon’s facility in Dillon, South Carolina and install it in the Company’s polyester texturing facility in Yadkinville, North Carolina. Pursuant to the exercise of an option granted to the Company under the terms of the commissioning agreement, the Company acquired the draw winding equipment and associated business from Dillon on December 2, 2013, as described in “Note 4. Acquisitions.”

On March 22, 2013, the Company entered into a Stock Purchase Agreement with Dillon. Pursuant to the Stock Purchase Agreement, the Company repurchased 500 shares of the Company’s common stock from Dillon for an aggregate amount of $8,500. The Company and Dillon negotiated the $17.00 per share price based on an approximately 10% discount to the closing price of the stock on March 20, 2013. On November 1, 2013, the Company entered into another Stock Purchase Agreement with Dillon, pursuant to which the Company purchased 150 shares of the Company’s common stock from Dillon, at a negotiated price of $23.00 per share, for $3,450. The purchase price was equal to an approximately 6% discount to the closing price of the common stock on October 31, 2013. The Board approved these transactions in accordance with its related persons transactions policy. Mr. Weinberger was not involved in any decisions by the Board, or any committee thereof, with respect to these stock repurchase transactions.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Mr. Weinberger is an Executive Vice President and a director of American Drawtech Company, Inc. (“ADC”). During fiscal years 2013 and 2012, the Company had sales to and yarn purchases from ADC.

Mr. Kenneth G. Langone, a member of the Board, is a director, stockholder and non-executive Chairman of the Board of Salem Holding Company. The Company leases tractors and trailers from Salem Leasing Corporation, a wholly-owned subsidiary of Salem Holding Company. In addition to the monthly operating lease payments, the Company also incurs expenses for routine repair and maintenance, fuel and other expenses. These leases do not contain renewal, purchase options or escalation clauses with respect to the minimum lease charges.

On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment. The present value of the fifteen-year lease was $1,234 and payments are made monthly. The implicit annual interest rate under the lease is approximately 4.6%. The balance of the capital lease obligation as of June 29, 2014 was $1,144.

Mr. William J. Armfield, IV, a member of the Board, holds an indirect minority equity interest in Cupron, Inc. (“Cupron”) and is also a director. During fiscal years 2014, 2013 and 2012, the Company had sales to Cupron and during fiscal year 2014, the Company purchased raw material from Cupron.

Mr. Langone is also the President and Chief Executive Officer of Invemed Associates LLC (“Invemed”). During fiscal years 2014 and 2013, Invemed provided brokerage services to the Company for the Company’s repurchase of 1,149 and 568 shares of its common stock, respectively, through open market transactions. The Company paid a commission of $.02 per share to Invemed.

On December 3, 2013, certain of the Company’s executive officers exercised options to purchase shares of the Company’s common stock under previously granted option awards.  Pursuant to authorization from the Company’s Board, and as part of the 2013 SRP, the Company repurchased 225 shares of common stock issued in those option exercises at a negotiated price of $25.59 per share (which was equal to the average of the closing trade prices of the Company’s common stock for the 30 days ending December 2, 2013 and represented a 7.1% discount to the $27.56 closing price of the common stock on December 2, 2013).

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement with its unconsolidated affiliate, UNF, and borrowed $1,250. The loan bears interest at 3% with interest payable semi-annually. The loan does not amortize and, during fiscal year 2014, the maturity date was extended from August 30, 2014 to August 30, 2015, at which time the entire principal balance is due.

26. Business Segment Information

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

●

The Nylon Segment manufactures textured nylon and covered spandex yarns, with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets. The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

●

The International Segment’s products primarily include textured polyester and various types of resale yarns and staple fiber. The International Segment sells its yarns to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions. This segment includes a manufacturing location and sales offices in Brazil and a sales office in China.

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

For the Polyester Segment, fiscal year 2013 contained one additional fiscal week. For the Nylon Segment's operations in the United States, fiscal year 2013 contained one additional fiscal week.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Fiscal Year Ended June 29, 2014
	Polyester	Nylon	International	Total
Net sales	$389,172	$163,824	$134,906	$687,902
Cost of sales	342,393	143,649	118,598	604,640
Gross profit	46,779	20,175	16,308	83,262
Selling, general and administrative expenses	28,422	9,531	8,250	46,203
Restructuring charges (recoveries)	356	(24)	—	332
Other operating expense, net	82	—	—	82
Segment operating profit	$17,919	$10,668	$8,058	$36,645

	For the Fiscal Year Ended June 30, 2013
	Polyester	Nylon	International	Total
Net sales	$398,707	$164,085	$151,170	$713,962
Cost of sales	363,545	146,033	131,280	640,858
Gross profit	35,162	18,052	19,890	73,104
Selling, general and administrative expenses	29,114	9,930	8,342	47,386
Restructuring recoveries	—	(135)	—	(135)
Other operating expense, net	—	42	—	42
Segment operating profit	$6,048	$8,215	$11,548	$25,811

	For the Fiscal Year Ended June 24, 2012
	Polyester	Nylon	International	Total
Net sales	$393,981	$163,103	$148,002	$705,086
Cost of sales	374,308	146,147	130,235	650,690
Gross profit	19,673	16,956	17,767	54,396
Selling, general and administrative expenses	25,668	8,851	8,963	43,482
Restructuring charges	—	71	—	71
Segment operating (loss) profit	$(5,995)	$8,034	$8,804	$10,843

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$17,919	$6,048	$(5,995)
Nylon	10,668	8,215	8,034
International	8,058	11,548	8,804
Segment operating profit	36,645	25,811	10,843
Provision (benefit) for bad debts	287	(154)	211
Other operating expense, net	4,875	3,502	2,000
Operating income	31,483	22,463	8,632
Interest income	(1,790)	(698)	(1,921)
Interest expense	4,329	4,489	16,073
Loss on extinguishment of debt	—	1,102	3,203
Loss on previously held equity interest	—	—	3,656
Other non-operating expense (income)	126	—	(1,488)
Equity in earnings of unconsolidated affiliates	(19,063)	(11,444)	(19,740)
Income before income taxes	$47,881	$29,014	$8,849

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$11,702	$17,234	$19,046
Nylon	2,276	3,070	3,089
International	3,151	3,418	4,011
Segment depreciation and amortization expense	17,129	23,722	26,146
Depreciation and amortization included in other operating expense, net	343	230	119
Amortization included in interest expense	424	632	870
Depreciation and amortization expense	$17,896	$24,584	$27,135

Segment other adjustments for each of the reportable segments consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$637	$618	$(138)
Nylon	(119)	245	33
International	352	115	382
Segment other adjustments	$870	$978	$277

Segment other adjustments include severance charges, restructuring charges and recoveries and other adjustments necessary to understand and compare the underlying results of the segment.

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$30,696	$23,900	$12,913
Nylon	12,801	11,437	11,227
International	11,561	15,081	13,197
Segment Adjusted Profit	$55,058	$50,418	$37,337

Intersegment sales for each of the reportable segments consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$651	$1,296	$2,179
Nylon	295	773	314
International	1,474	772	1,351
Intersegment sales	$2,420	$2,841	$3,844

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$14,701	$5,730	$3,246
Nylon	2,284	482	487
International	1,637	1,336	1,610
Segment capital expenditures	18,622	7,548	5,343
Unallocated corporate capital expenditures	469	1,261	1,011
Capital expenditures	$19,091	$8,809	$6,354

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 29, 2014	June 30, 2013	June 24, 2012
Polyester	$192,697	$185,190	$198,321
Nylon	75,397	72,599	74,569
International	81,604	84,151	88,040
Segment total assets	349,698	341,940	360,930
All other current assets	2,549	3,342	9,424
Unallocated corporate PP&E	12,250	11,983	10,404
All other non-current assets	5,341	4,940	5,712
Investments in unconsolidated affiliates	99,229	93,261	95,763
Total assets	$469,067	$455,466	$482,233

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Geographic Data:

Geographic information for net sales is as follows:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
U.S.	$512,496	$519,148	$515,522
Brazil	113,448	124,455	125,737
All Other Foreign	61,958	70,359	63,827
Total	$687,902	$713,962	$705,086

The information for net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $100,546, $93,128 and $84,558 for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively.

Geographic information for long-lived assets is as follows:

	June 29, 2014	June 30, 2013	June 24, 2012
U.S.	$215,910	$200,958	$215,890
Brazil	12,188	16,150	19,121
All Other Foreign	7,413	8,658	7,935
Total	$235,511	$225,766	$242,946

Long-lived assets are comprised of property, plant and equipment, net, intangible assets, net, investments in unconsolidated affiliates and other non-current assets.

Geographic information for total assets is as follows:

	June 29, 2014	June 30, 2013	June 24, 2012
U.S.	$362,510	$346,651	$370,572
Brazil	70,581	72,735	77,788
All Other Foreign	35,976	36,080	33,873
Total	$469,067	$455,466	$482,233

27. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarters Ended
	September 29, 2013	December 29, 2013	March 30, 2014	June 29, 2014
Net sales	$168,669	$160,617	$176,864	$181,752
Gross profit	19,985	18,497	19,759	25,021
Net income including non-controlling interest	8,619	6,211	4,454	8,436
Less: net (loss) attributable to non-controlling interest	(251)	(232)	(289)	(331)
Net income attributable to Unifi, Inc.	$8,870	$6,443	$4,743	$8,767

Net income attributable to Unifi, Inc. per common share:
Basic (1)	$0.46	$0.34	$0.25	$0.48
Diluted (1)	$0.44	$0.32	$0.24	$0.46

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Quarters Ended
	September 23, 2012	December 23, 2012	March 24, 2013	June 30, 2013 (2)
Net sales	$172,900	$172,071	$168,249	$200,742
Gross profit	18,020	16,691	12,681	25,712
Net income including non-controlling interest	2,058	2,217	1,164	10,231
Less: net (loss) attributable to non-controlling interest	(236)	(209)	(235)	(285)
Net income attributable to Unifi, Inc.	$2,294	$2,426	$1,399	$10,516

Net income attributable to Unifi, Inc. per common share:
Basic (1)	$0.11	$0.12	$0.07	$0.54
Diluted (1)	$0.11	$0.12	$0.07	$0.52

(1)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.
(2)	The fiscal quarter ended June 30, 2013 contained 14 fiscal weeks whereas the previous quarters of 2013 each contained 13 fiscal weeks.

28. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Interest, net of capitalized interest	$3,313	$4,701	$16,689
Income taxes, net of refunds	12,569	8,100	3,988

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

During fiscal year 2014, the Company entered into four capital leases with an aggregate present value of $3,353.

As of June 29, 2014 and June 30, 2013, $5,023 and $1,586, respectively, were included in accounts payable for unpaid capital expenditures.

On December 3, 2013, the Company received and retired 134 shares of its common stock, with a fair value of $3,583, tendered in lieu of cash for the exercise of 421 employee stock options.

The total fair value of the long-lived assets acquired in the December 2013 purchase of Dillon’s draw winding business was $2,500, and the contingent consideration liability established at the acquisition date was $2,500.

During fiscal year 2013, the Company entered into a capital lease with a present value of $1,234 for certain transportation equipment.